Form 10-K
period 1993-12-31
CUMMINS ENGINE CO INC
filed 1994-03-10
CIK 26172

TABLE OF CONTENTS
                             ~~~~~~~~~~~~~~~~~




Part     Item                        Description                      Page
~~~~     ~~~~     ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~   ~~~~

  I        1      Business                                              2
           2      Properties                                           12
           3      Legal Proceedings                                    12
           4      Submission of Matters to Vote of Security Holders    13

 II        5      Market for the Registrant's Common Equity and
                   Related Stockholder Matters                         13
           6      Selected Financial Data                              14
           7      Management's Discussion & Analysis of Results
                   of Operations and Financial Condition               15
           8      Financial Statements & Supplemental Data             21
           9      Disagreements on Accounting & Financial
                   Disclosure                                          22

III       10      Directors & Executive Officers of the Registrant     22
          11      Executive Compensation                               23
          12      Security Ownership of Certain Beneficial Owners
                   and Management                                      24
          13      Certain Relationships & Related Transactions         24

 IV       14      Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                 24
                  Index to Financial Statements & Schedules            25
                  Signatures                                           57
                  Exhibit Index                                        59


(page)


PART I
~~~~~~
ITEM 1.  BUSINESS
~~~~~~~  ~~~~~~~~

OVERVIEW
~~~~~~~~

Cummins Engine Company, Inc. ("Cummins" or "the Company") is a leading worldwide designer and manufacturer of fuel-efficient diesel engines and related products. Engines ranging from 76 to 2,000 horsepower serve a wide variety of equipment in Cummins' key markets: heavy-duty truck, midrange truck, power generation, bus and light commercial vehicles, industrial products, government and marine. In addition, Cummins produces strategic components and subsystems critical to the engine, including filters, turbochargers and electronic control systems.

Cummins sells its products to original equipment manufacturers ("OEMs"), distributors and other customers worldwide and conducts manufacturing, sales, distribution and service activities in most areas of the world. In 1993, approximately 56 percent of net sales were made in the United States. Major international markets include the United Kingdom and Europe (14 percent of net sales); Asia, the Far East and Australia (13 percent of net sales); and Mexico and South America (8 percent of net sales).

Cummins' growing presence in international markets and its significant investment in emissions technology have created opportunities for cooperative arrangements with vertically integrated manufacturers
worldwide.   In addition to agreements with major US equipment
manufacturers, Cummins recently developed alliances with Scania of Sweden to develop a fuel system for heavy-duty diesel engines; with Tata Engineering and Locomotive Company ("TELCO") of India to manufacture Cummins B Series engines for TELCO trucks; and with Komatsu of Japan to produce Cummins B Series engines in Japan and to adapt for production high-horsepower Komatsu-designed engines in the United States.

BUSINESS MARKETS
~~~~~~~~~~~~~~~~

     Heavy-duty Truck
     ~~~~~~~~~~~~~~~~

The Company has a complete product line of 8-, 10-, 11- and 14-litre diesel engines that range from 260 to 500 horsepower serving the heavy-duty truck market. Cummins' heavy-duty diesel engines are offered as standard or optional power by most major heavy-duty truck manufacturers in North America. The seven largest US heavy-duty truck OEMs produced approximately 98 percent of the heavy-duty trucks sold in North America in 1993. The loss of certain of these customers could have an adverse effect on the Company's business. The Company's largest customer for heavy-duty truck engines in 1993 was Navistar International Corporation, which represented 7.5 percent of the Company's 1993 net sales. In 1993, the Company accounted for 62.7 percent of Navistar's heavy-duty engine purchases.

In the heavy-duty truck market, the Company competes with independent engine manufacturers as well as truck producers who manufacture diesel engines for their own products. Certain of these integrated manufacturers also are customers of the Company. In North America, the Company's primary competitors in the heavy-duty truck engine market are Caterpillar, Inc., Detroit Diesel Corporation and Mack Trucks, Inc. The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other diesel engine manufacturers in international markets include Mercedes Benz, AB Volvo, Renault Vehicles Industriels, Iveco Diesel Engines, Hino Motors, Ltd., Mitsubishi Heavy Industries, Ltd., Isuzu Motors, Ltd., DAF Group N.V. and SAAB-Scania A.B.

The North American heavy-duty truck market is affected significantly by the overall level of economic activity. In 1993, North American heavy-duty truck production grew by 34 percent from the previous year's level. Production was 174,000 trucks in 1993 compared to 130,000 in 1992 and 96,000 in 1991. The Company's share of the North American heavy-duty truck engine market was 35 percent in 1993, which was significantly higher than its nearest competitor. The Company's share of the North American heavy-duty truck engine market was 37 percent in 1992 and 38 percent in 1991.

While the European truck market continued at depressed levels during 1993, the UK market began to recover, producing at total of 13,300 units, compared to 10,000 in 1992. Cummins' share of the UK market was approximately 14 percent in 1993.

The Mexican heavy-duty truck market declined approximately 18 percent in 1993, from 7,900 units in 1992 to 6,500 units in 1993, due primarily to high interest rates and restrictive economic policies imposed by the Mexican government to reduce inflation. The Company's share of this market was nearly 80 percent in 1993.

     Midrange Truck
     ~~~~~~~~~~~~~~

The Company has a product line of diesel engines ranging from 160 to 300 horsepower serving midrange and intercity delivery truck customers. The Company entered the North American midrange diesel engine truck market in 1990. Production of medium-duty trucks in North America grew 5 percent in 1993 from 105,000 units in 1992 to 110,000 units in 1993. The Company's share of the market in 1993 was 30 percent, a major factor of which was sales to Ford Motor Company. In 1993, Ford completed its introduction of the Company's B and C Series engines as exclusive diesel power in its medium-duty truck line. Ford was the Company's largest customer for midrange engines for this market in 1993, representing approximately 5 percent of the Company's net sales.

The Company also sells its B and C Series engines and engine components outside North America to midrange truck markets in Asia, Europe and South America. Cummins and TELCO, India's largest truck manufacturer, formed a joint venture in 1993 to manufacture B Series
engines in India for TELCO vehicles.   Cummins engines will be phased
into these vehicles beginning in 1994, with production to begin at the joint venture's plant in 1995.

In the midrange truck market, the Company competes with independent engine manufacturers as well as truck producers who manufacture diesel engines for their own products. Certain of these integrated
manufacturers also are customers of the Company.   Primary engine
competitors in the midrange truck market in North America are Navistar International Corporation and Caterpillar, Inc. The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other diesel engine manufacturers in international markets include Mercedes Benz, AB Volvo, Renault Vehicles Industriels, Iveco Diesel Engines, Hino-Motors Ltd., Mitsubishi Heavy Industries, Ltd., Isuzu Motors, Ltd., DAF Group N.V., SAAB-Scania A.B., Perkins Engines Ltd., and Nissan.

     Power Generation
     ~~~~~~~~~~~~~~~~

In 1993, power generation continued to represent over 20 percent of the Company's net sales. Products include the complete line of Cummins' engines, Onan's gasoline engines, generator sets and switches and Newage alternators. These products serve the stationary power, mobile and alternator markets.

In stationary power, Onan's industrial business and Cummins' G-drive groups provide electrical and engine power generation products and services to essentially all major markets worldwide. The product line is the broadest in the industry, ranging from 5 to 1500 kW.

In the mobile business, Onan is a leading supplier of power generation sets for the recreational vehicle market in the United States. As part of a Department of Energy contract, Onan recently was selected to develop a 35 kW auxiliary power unit for passenger hybrid electric vehicles.

     Bus and Light Commercial Vehicles
     ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

This market includes Cummins-powered pickup trucks, school buses, urban transit buses, delivery trucks and recreational vehicles. In 1993, sales increased almost 20 percent over the 1992 level.

Chrysler, which offers the Cummins B Series engines in its Dodge Ram pickup truck, was the Company's largest customer for midrange engines in this market, representing 5.4 percent of the Company's net sales in 1993.

Cummins' share of the US transit bus market was 40 percent in 1993, due in part to the introduction of the C Series engines and Cummins' natural gas L10 engine. Cummins' natural gas engine was the first natural gas fueled heavy-duty engine certified by the California Air Resources Board. In 1993, sales of engines for school buses, recreational vehicles and light commercial vehicles, including delivery trucks and panel vans, also were strong.

In these markets, the Company also competes with both independent manufacturers of diesel engines and vehicle producers who manufacture diesel engines for their own products. Primary manufacturers of diesel engines for the bus and light commercial truck markets are Detroit Diesel Corporation, General Motors Corporation, Navistar International Corporation, Perkins Engines Ltd., MAN, AB Volvo, Mercedes Benz and SAAB-Scania A.B.

     Industrial Products
     ~~~~~~~~~~~~~~~~~~~

Cummins' engines power more than 3,000 models of equipment for the construction, logging, mining, agricultural, petroleum and rail markets. Worldwide sales of Cummins products to this market increased approximately 3 percent in 1993, compared to 1992. The increase in sales was primarily in international markets.

Industrial markets are recovering modestly in the United States. Cummins introduced the B Series engine at 200 horsepower in 1993. It was the first engine to be introduced to the marketplace which meets the stringent 1996 California off-highway emissions regulations.

In 1993, Cummins and Komatsu formed joint ventures to produce Cummins' B Series engines in Japan and Komatsu's 30-litre engine in the United States. Production at both joint venture sites is expected to commence in 1996.

     Government
     ~~~~~~~~~~

Cummins sells engines for a variety of military and civilian applications. Government sales continued to decline in 1993 from a peak of $236 million in 1991. The Company believes that this market may decline further due to reductions in US military expenditures.

Cummins Military Systems Co. ("CMSC"), which specialized in rebuilt military vehicles, was one of two bidders competing for a production contract to remanufacture up to 10,000 US Army 2-1/2 ton trucks. CMSC was unsuccessful in its bid and, as a result, the Company has closed CMSC and will dispose of its assets.



    Marine
    ~~~~~~

Product applications span 76 to 1,400 horsepower for recreational, commercial and military markets. In 1993, marine sales were approximately 6 percent higher than in 1992, with Asia representing the most rapidly growing market for these products.

     Fleetguard, Holset and Cummins Electronics
     ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

Sales of filters, turbochargers and electronic systems represented approximately 11 percent of the Company's sales in 1993, compared to approximately 12 percent in 1992 and 1991. Effective at the beginning of the third quarter of 1993, the Company transferred its 80-percent interest in McCord Heat Transfer Corp., to Behr America Holding, Inc., for a 35-percent interest in Behr America Holding, Inc., a company that also holds all of the North American operations of Julius F. Behr of Germany. The Company's minority interest in Behr America Holding, Inc., has been reported as an unconsolidated company since the third quarter of 1993.

Fleetguard is a leading manufacturer of products for the North
American heavy-duty filter industry. Its products also are produced and sold in international markets, including Europe, Mexico, India, Australia and the Far East.

Holset's products also are sold worldwide. In 1993, Holset introduced a new viscous damper and coupling design, as well as an air compressor for the heavy-duty market. In 1993, Holset also completed the acquisition of Kompressorenbau Bannewitz GmbH near Dresden, Germany, which produces turbochargers for high-horsepower diesel engines.

Cummins Electronics provides controls for Cummins' engines and on-board business information and specialized electronics systems for Cummins' customers.

BUSINESS OPERATIONS
~~~~~~~~~~~~~~~~~~~

     Research and Development
     ~~~~~~~~~~~~~~~~~~~~~~~~

Cummins conducts an extensive research and engineering program to achieve product improvements, innovations and cost reductions, as well as to satisfy legislated emissions requirements. As disclosed in Note 1 to the Consolidated Financial Statements, research and development expenditures approximated $158 million in 1993, $129 million in 1992 and $99 million in 1991.

     Sales and Distribution
     ~~~~~~~~~~~~~~~~~~~~~~

While the Company has several supply contracts for its products in on- and off-highway markets, much of its business is done on open purchase orders. These purchase orders usually may be canceled on reasonable notice without cancellation charges. Therefore, while incoming orders generally are indicative of anticipated future demand, the actual demand for the Company's products may change at any time.

The Company's products compete on a number of factors, including price, delivery, quality, warranty and service. Cummins believes that its continued focus on cost, quality and delivery, its extensive technical investment, its full product line and customer-led service and support programs are key elements of its competitive position.

The Company's major markets typically experience modest seasonal declines in production during the third quarter of the year, which has an effect on the demand for Cummins' products during that quarter of each year.

Cummins warrants its engines, subject to proper use and maintenance, against defects in factory workmanship or materials for either a specified time period or mileage or hours of use. Warranty periods vary by engine family and market segment and are subject to competitive pressures.

Cummins sells engines, parts and related products through distributorships worldwide. The Company believes its distribution system is an important part of its marketing strategy and competitive position. Most of its North American distributors are independently owned and operated. The Company has agreements with each of these distributors, which typically are for a term of three years, subject to certain termination provisions. Upon termination or expiration of the agreement, the Company is obligated to purchase various assets of the distributorship. Through an arrangement with Citicorp Dealer Finance, a unit of Citicorp North America, the Company also guarantees certain financing obligations of some of these distributors.

There are approximately 5,700 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins-trained service personnel and parts are available to maintain and repair Cummins engines. The Company's parts distribution centers are located strategically throughout the world.

     Supply
     ~~~~~~

The Company machines many of the components used in its engines, including blocks, heads, rods, turbochargers, crankshafts and fuel systems. Cummins has adequate sources of supply of raw materials and components required for its operations.

     International
     ~~~~~~~~~~~~~

Cummins sells its products to major international firms outside North America by exports directly from the United States and shipments from foreign facilities (operated through subsidiaries, affiliates, joint ventures or licensees) which manufacture and/or assemble Cummins' products. The Company's international operations are subject to risks such as currency controls and fluctuations, import restrictions and changes in national governments and policies.

The Company has entered into license agreements that provide for the manufacture and sale of licensed engines and engine components for use in certain territories prescribed in the respective agreements. In addition, licensees produce engines and engine components which are available to help meet demand for Cummins' products in the rest of the world.

The paragraph under Item 1, "Overview", on page 2 on international markets and operations is incorporated herein by reference.

     Employment
     ~~~~~~~~~~

At December 31, 1993, Cummins employed 23,600 persons worldwide, approximately 10,200 of whom are represented by various unions. The Company has labor agreements covering employees in North America, South America and the United Kingdom. In 1993, members of the Diesel Workers Union in Southern Indiana approved an 11-year contract. Production workers at Atlas, Inc., in Fostoria, Ohio, and office and technical workers in Southern Indiana also ratified 3-year contracts during 1993.

ENVIRONMENTAL COMPLIANCE
~~~~~~~~~~~~~~~~~~~~~~~~~

     Product Environmental Compliance
     ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

Cummins' engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. Cummins' products comply with emissions standards that the US Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") have established for emissions for on-highway diesel engines produced through 1994. Cummins' ability to comply with these and future emissions standards is an essential element in maintaining its leadership position in the North American heavy-duty truck and other automotive markets, as well as in supplying other markets. The Company will make significant capital and research expenditures to comply with these standards. Failure to comply could result in adverse effects on future financial results.

Cummins has completed successfully the certification of its 1994 on-highway products, which include both midrange and heavy-duty engines. All of these products underwent extensive laboratory and field testing prior to their release.

Emissions Averaging, Banking and Trading regulations were promulgated by the EPA in July 1990. By selling 1991, 1992 and 1993 model year engines with emissions levels below applicable standards and by introducing several of the Company's 1994 configurations early, Cummins generated both nitric oxide and particulate matter credits. Certain of the Company's 1994 products which do not meet 1994 emissions standards will be sold by using these emissions credits.

The next major change in emissions requirements for heavy-duty diesel engines occurs in 1998, when the nitric oxide standard is lowered from
5.0 to 4.0 g/bhp-hr. Design and development activity toward meeting this standard is well underway. In 1996, the particulate matter standard for engines used in urban buses changes from 0.07 to 0.05 g/bhp-hr.

Contained in the environmental regulations are several means for the EPA to ensure and verify compliance with emissions standards. Two of the principal means are tests of new engines as they come off the assembly line, referred to as selective enforcement audits ("SEA"), and tests of field engines, commonly called in-use compliance tests. The SEA provisions have been used by the EPA to verify the compliance of heavy-duty engines for several years. In 1993, three such audit tests were performed on Cummins engines, all of which passed. The failure of an SEA could result in cessation of production of the noncompliant engines and the recall of engines produced prior to the audit. In the product development process, Cummins anticipates SEA requirements when it sets emissions design targets.

No Cummins engines were chosen for in-use compliance testing in 1993. It is anticipated that the EPA will increase the in-use test rate in 1994 and subsequent years, raising the probability that one or more of the Company's engines will be selected. As with SEA testing, if an in-use test is failed, an engine recall may be necessary. Cummins believes that its engines meet the EPA's in-use criteria.

In November, 1990, the Clean Air Act Amendments of 1990 were signed into law. These amendments include special provisions for certain truck fleets in nonattainment metropolitan areas and instruct the EPA to consider regulating emissions from engines used in mobile off-highway applications. The EPA completed the mandated study of these sources and concluded that regulations are required. Promulgation of the final rule is anticipated to occur in the second quarter of 1994.

Effective in 1995, CARB has promulgated new emissions standards for vehicles from 8,500 to 14,000 pounds gross vehicle weight. Cummins' B Series engines compete in this category. Design and development activity toward meeting these standards is well underway.

In January 1992, CARB promulgated regulations for mobile off-highway applications that use engines rated at or above 175 horsepower. The effective date of the first tier of regulations is January 1, 1996. The Company expects that its products will comply with these regulations before the effective date.

More stringent emissions standards also are being adopted in international markets, including Europe and Japan. Given the Company's experience in meeting US emissions standards, it believes that it is well positioned to take advantage of opportunities in these markets as the need for emissions-control capability grows.

There are several Federal and state regulations which encourage and, in some cases, mandate the use of alternatively fueled heavy-duty engines. The Company currently offers a natural gas fueled version of its L10 engine and has several development programs underway to expand its alternatively fueled product offering.

Vehicles and certain industrial equipment in which diesel engines are installed must meet Federal noise standards. The Company believes that applications in which its engines are now installed meet these noise standards and that future installations also will be in compliance.

     Other Environmental Statutes and Regulations
     ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

With respect to environmental statutes and regulations applicable to the plants and operations of the Company and its subsidiaries, Cummins believes it is in compliance in all material aspects with applicable laws and regulations. During the last five years, expenditures for environmental control facilities and environmental remediation projects at the Company's operating facilities in the United States have not been a major portion of annual capital outlays and are not expected to be material in 1994.

The Company or its subsidiaries have been identified as potentially responsible parties ("PRPs") pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended or similar state laws, at a number of waste disposal sites. Under such laws, PRPs typically are jointly and severally liable for any investigation and remediation costs incurred with respect to such sites. The Company's ultimate responsibility, therefore, could be greater than the share of waste contributed by the Company would otherwise indicate.

While the Company is unable at this time to determine the aggregate cost of remediation at these sites or the Company's ultimate liability with respect thereto, the Company has attempted to analyze its proportionate and actual liability by analyzing the amounts of hazardous materials contributed by the Company to such sites, the estimated costs, the number and identities of other PRPs and the level of insurance coverage.

The Company has entered into administrative agreements at certain of these sites to perform remedial actions. Onan Corporation, a subsidiary of the Company, has entered into an administrative agreement to participate in remediation of the Waste Disposal Engineering landfill in Andover, Minnesota, along with 28 other PRPs. The cost of remediation at this site is estimated to range from $10 million to $15 million, of which Onan expects to contribute approximately $600,000, which has been reserved fully. The parties to the remediation agreement are in the process of seeking contributions from third parties, which may reduce Onan's proportionate share of the remediation costs. Onan also has entered into an administrative agreement for the Oak Grove Sanitary Landfill in Oak Grove Township,
Minnesota.   The estimated cost to remediate this site is
approximately $6 million. Onan has agreed to contribute $127,000 to cover its share of the cost of remediation. Onan is in the process of seeking insurance reimbursement (which is being contested by the insurers) and contributions from other PRPs, which could reduce this amount.

At the Old City Landfill in Columbus, Indiana, the Company and two other PRPs have entered into a Consent Order with the Indiana Department of Environmental Management to implement the Record of Decision issued by EPA in 1992. The cost to implement the Consent Order is estimated to be approximately $300,000 based upon current conditions at the site. The Company's share of this expense will be
approximately 50 percent.   At the Purity Oil Site located in Fresno,
California, a subsidiary of the Company has been identified as a PRP and is one of several PRPs who have been issued an order by EPA to undertake remedial action at the site. The Company's subsidiary has contributed $150,000 toward the first phase of remedial action at the site. While the subsidiary's liability for future expenditures has not been determined, the Company estimates that its percentage contribution of hazardous waste to the site was less than 1 percent. It is unclear whether the Company's share of future remediation cost will be based upon its proportionate share of waste contributed to the site. The costs of future remediation have not yet been determined but are likely to exceed the cost of the first phase of remedial action. As a result, the Company's share of such future expenses is likely to exceed amounts spent to date at this site. The Company believes that it has adequate reserves to cover its share of future expenses at each of these sites.

With respect to other sites at which the Company or its subsidiaries have been named as PRPs, the Company cannot estimate reasonably the future remediation costs. At several sites, the remedial action to be implemented has not been determined for the site or the Company has been named only recently as a PRP. In addition, the Company presently is contesting any liability at several of these sites. Based upon the Company's prior experiences at similar sites, however, the aggregate future cost of all PRPs to remediate these sites is likely to be significant. While the Company believes that it has good defenses at several of these sites, that its percentage contribution at other sites is likely to be de minimis and that other PRPs will bear most of the future remediation costs, the Company's ultimate responsibility will be based on many factors outside the Company's control and, therefore, could be material in the event that the Company becomes obligated to pay a significant portion of those expenses. Based upon information presently available, the Company believes that such liability is unlikely and that its actual and proportionate costs of participating in the remediation of these sites will not be material.

ITEM 2.  PROPERTIES
~~~~~~~  ~~~~~~~~~~

Cummins' worldwide manufacturing facilities occupy approximately 13 million square feet, including approximately 5 million square feet outside the United States. Principal engine manufacturing facilities in the United States include the Company's plants in Southern Indiana and Jamestown, New York, as well as an engine plant in Rocky Mount, North Carolina, which is operated in partnership with J I Case.

Countries of manufacture outside of the United States include England, Scotland, Brazil, Mexico, France, Spain, Australia and Germany. In addition, engines and engine components are manufactured by joint ventures or independent licensees at plants in China, India, Japan, Pakistan, South Korea and Turkey.

Cummins believes that all of its plants have been maintained adequately, are in good operating condition and are suitable for its current needs through productive utilization of the facilities.

ITEM 3.  LEGAL PROCEEDINGS
~~~~~~~  ~~~~~~~~~~~~~~~~~

The information appearing in Note 15 to the Consolidated Financial Statements is incorporated herein by reference.

On April 5, 1990, Raphael Warkel and Alan J. Stransky filed a complaint in the US District Court for the Southern District of Indiana against the Company, all of its then-current directors and one past director. The complaint purported to be brought as a class action on behalf of persons who purchased the Company's common stock between May 1, 1989 and September 21, 1989. The complaint alleged that the Company and the other defendants violated Section 10(b) and
Section 20 of the Securities Exchange Act of 1934 by failing to disclose material financial information concerning the Company in an effort to "artificially inflate" the market price of the Company's common stock. The complaint sought compensatory damages of unspecified amount, costs and attorneys' fees. All defendants answered denying the substantive allegations of the complaint. The plaintiffs moved for class certification, which motion was opposed by the defendants. On November 30, 1992, the court granted defendants' motion for judgment on the pleading and dismissed the complaint. The court held that the complaint failed to state a claim for relief under the Federal securities laws. The court gave the plaintiffs 30 days to file an amended complaint. On December 29, 1992, plaintiffs filed an amended complaint against the same defendants. The amended complaint, which alleges the Company and other defendants violated Section 10(b) and Section 20 of the Securities Exchange Act by failing to disclose material financial information concerning the Company in an effort to "artificially inflate" the market price of the Company's common stock, is also brought as a class action and seeks compensatory damages of unspecified amount, costs and attorneys' fees. On March 3, 1993, defendants moved to dismiss the amended complaint. On September 13, 1993, the court dismissed the claims of plaintiff Stransky with prejudice. The court also dismissed the claims of plaintiff Warkel except for a claim based on an allegedly false and misleading press release issued by the Company in July 1989. Warkel was given until December 13, 1993 to file an amended complaint, which time has passed
and no amended complaint has been filed.   Plaintiff Stransky has
moved the court for reconsideration of the order dismissing his claims, which motion remains pending. Defendants believe the remaining allegations in the amended complaint are without merit and intend to defend the action vigorously.

The material in Item 1 "Other Environmental Statutes and Regulations" is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
~~~~~~~  ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

None.

                             PART II
                             ~~~~~~~

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "CUM". On October 12, 1993, the Board of Directors authorized a two-for-one stock split of the common stock, which was effected by a stock dividend payable to holders of record on October 25, 1993. The following table sets forth, for the calendar quarters shown, the range of high and low composite prices of the common stock on the New York Stock Exchange and the cash dividends declared on the common stock. The information in the table has been adjusted to give effect to the stock split.

                           High         Low          Dividends Declared
                         ~~~~~~~      ~~~~~~~        ~~~~~~~~~~~~~~~~~~
1993
~~~~
First quarter            $48 3/4      $37 3/8               $.025
Second quarter            49 5/16      38 1/2                .025
Third quarter             45           39                    .025
Fourth quarter            54 3/8       38 7/8                .125

1992
~~~~
First quarter            $33          $26 5/8               $.025
Second quarter            38 3/8       28 3/8                .025
Third quarter             35 7/8       30 5/16               .025
Fourth quarter            40 7/16      29 11/16              .025




During the fourth quarter of 1993, the Board of Directors of the Company increased the common stock dividend from $.025 to $.125 per quarter. The declaration and payment of future dividends by the Board of Directors of the Company will be dependent upon the Company's earnings and financial condition, economic and market conditions and other factors deemed relevant by the Board of Directors.

At December 31, 1993, the approximate number of holders of record of the Company's common stock was 4,400.

Certain of the Company's loan indentures and agreements contain provisions which permit the holders to require the Company to repurchase the obligations upon a change of control of the Company, as defined in the applicable debt instruments.

As more fully described in Note 13 to the Consolidated Financial
Statements, which information is incorporated herein by reference, the Company has a Shareholders' Rights Plan.

The Company's bylaws provide that Cummins is not subject to the provisions of the Indiana Control Share Act. However, Cummins is governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the Company.

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in Millions, except per share amounts)
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

                         1993       1992       1991       1990       1989
                       ~~~~~~~~   ~~~~~~~~   ~~~~~~~~   ~~~~~~~~   ~~~~~~~~
Net sales              $4,247.9   $3,749.2   $3,405.5   $3,461.8   $3,519.5
Earnings (loss) before
 extraordinary items &
 cumulative effect of
 accounting changes       182.6       67.1      (65.6)    (165.1)      (6.1)
Net earnings (loss)       177.1     (189.5)     (14.1)    (137.7)      (6.1)
Primary earnings (loss)
 per common share:
 Before extraordinary
  items & cumulative
  effect of accounting
  changes                  4.95       1.77      (2.48)    ( 7.23)      (.76)
 Net                       4.79     ( 6.01)     ( .75)    ( 6.13)      (.76)
Fully diluted earnings
 (loss) per common share:
 Before extraordinary
  items & cumulative
  effect of accounting
  changes                  4.77       1.77      (2.48)    ( 7.23)       (.76)
 Net                       4.63     ( 6.01)     ( .75)    ( 6.13)       (.76)
Cash dividends per
 common share               .20        .10        .35       1.10        1.10
Total assets            2,390.6    2,230.5    2,041.2    2,086.3     2,030.8
Long-term debt and
 redeemable preferred
 stock                    189.6      412.4      443.2      411.4       473.7

All pre-share data have been restated to give effect to the October 1993 two-for-one stock split.

In December 1993, the Company sold 2.6 million shares of its common stock in a public offering and used a portion of the proceeds to redeem $77.2 in principal amount of the Company's outstanding 9-3/4 percent sinking fund debentures. This early extinguishment of debt resulted in an extraordinary charge of $5.5.

In 1992, the Company sold 4.6 million shares of its common stock in a public offering and used a portion of the proceeds to extinguish $71.1 of debt of Consolidated Diesel Company, an unconsolidated, 50-percent owned partnership, $8.2 of the Company's 8-7/8 percent sinking fund debentures and $11.4 of a 15-percent note payable to an insurance company. These early extinguishments of debt resulted in an extraordinary charge of $5.5. In 1992, the Company's results also included a charge of $251.1 for the cumulative effect of changes in accounting as prescribed by SFAS Nos. 106, 109 and 112 related to accounting of retirees' health care and life insurance benefits, income taxes and postemployment benefits.

The Company's results for 1991 included a credit of $51.5 for the cumulative effect of changes in accounting to include in inventory certain production-related costs previously charged directly to expense and to adopt a modified units-of-production depreciation method for substantially all engine production equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Dollars in Millions, unless otherwise stated)
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

OVERVIEW
~~~~~~~~

Cummins recorded net sales of $4,248 in 1993, the highest level in the Company's history. This was 13 percent higher than in 1992 and 25 percent higher than in 1991. The increase in sales during 1993 was primarily attributable to higher sales of midrange engines worldwide and the strong North American heavy-duty truck market.

The Company continued to achieve improvements in its financial results in 1993, generating net earnings of $177.1, or $4.79 per share, due to the increase in sales, continued cost-improvement measures and operating efficiencies, and the ability to reduce a portion of its tax valuation allowance.

Effective January 1, 1992, the Company adopted three new accounting rules, which resulted in a one-time, non-cash, after-tax charge of $251.1. This resulted in a net loss of $189.5, or $6.01 per share, in 1992. In both 1993 and 1992, the Company recorded extraordinary charges of $5.5 related to early retirement of debt. The Company reported a net loss of $14.1 in 1991, including a credit of $51.5 for the cumulative effect of changes in accounting for inventory and depreciation.

RESULTS OF OPERATIONS
~~~~~~~~~~~~~~~~~~~~~

The percentage relationship between net sales and other elements of the Company's Consolidated Statement of Operations for each of the last three years was:

Percent of Net Sales                         1993      1992      1991
~~~~~~~~~~~~~~~~~~~~                         ~~~~~     ~~~~~     ~~~~~
Net sales                                    100.0     100.0     100.0
Cost of goods sold                            75.6      77.5      81.5
                                             ~~~~~     ~~~~~     ~~~~~
Gross profit                                  24.4      22.5      18.5
Selling & administrative expenses             13.6      14.2      13.9
Research & engineering expenses                4.9       4.8       4.3
Interest expense                                .9       1.1       1.2
Other expenses                                  .2        .4        .4
                                              ~~~~      ~~~~      ~~~~
Earnings (loss) before income taxes            4.8       2.0      (1.3)
Provision for income taxes                      .5        .2        .5
Minority interest                                -         -        .1
                                              ~~~~      ~~~~      ~~~~~
Earnings (loss) before extraordinary items
 & cumulative effect of accounting changes     4.3       1.8      (1.9)
Extraordinary items                           ( .1)     ( .1)        -
Cumulative effect of accounting changes          -      (6.7)      1.5
                                              ~~~~~     ~~~~~     ~~~~~
Net earnings (loss)                            4.2      (5.0)     ( .4)
                                              ~~~~~     ~~~~~     ~~~~~
     Sales by Market
     ~~~~~~~~~~~~~~~

The Company's sales for each of its key markets during the last three years were:
                               1993              1992              1991
                         ~~~~~~~~~~~~~~~~  ~~~~~~~~~~~~~~~~  ~~~~~~~~~~~~~~~~
                         Dollars  Percent  Dollars  Percent  Dollars  Percent
                         ~~~~~~~  ~~~~~~~  ~~~~~~~  ~~~~~~~  ~~~~~~~  ~~~~~~~

Heavy-duty truck          1,230      29     1,081     29        940     28
Midrange truck              482      11       221      6         69      2
Power generation            963      23       914     24        813     24
Bus & light commercial
 vehicles                   498      12       423     11        417     12
Industrial products         438      10       425     11        450     13
Government                  109       3       173      5        236      7
Marine                       68       1        64      2         61      2
Fleetguard, Holset and
 Cummins Electronics (a)    460      11       448     12        420     12
                          ~~~~~      ~~     ~~~~~     ~~      ~~~~~     ~~
Net sales                 4,248     100     3,749    100      3,406    100
                          ~~~~~     ~~~     ~~~~~    ~~~      ~~~~~    ~~~

(a) Included sales of McCord prior to the third quarter of 1993.

Sales to the heavy-duty truck market in 1993 were 14 percent higher than in 1992 and 31 percent higher than the 1991 level. The increase in sales since 1991 has been due to increasing demand for engines in the North American heavy-duty truck market. In 1993, the Company's heavy-duty engine shipments in this market increased approximately 30 percent over 1992 and were more than double the 1991 level. The Company continued to lead this market with a 35-percent market share in 1993. The Company's market share was 37 percent in 1992 and 38 percent in 1991.

Heavy-duty truck engine shipments in international markets in 1993 were approximately 10 percent lower than in 1992 but 5 percent above the 1991 level. While markets in the United Kingdom are showing signs of emerging from recessionary levels, no significant recovery is apparent in European markets. The Company's operations in Brazil were moderately profitable due to cost reductions and operating efficiencies that resulted in their lowering the break-even point. Even though there have been signs that the Brazilian truck market is recovering, uncertainty continues to exist in this market due to inflationary and other economic pressures. The heavy-duty truck market in Mexico also remains depressed due to the tightening of credit, which has limited the ability of fleets to purchase new trucks.

Sales to the midrange truck market have more than doubled since 1991. In 1993, the Company completed the first full year of a contract with Ford Motor Company to provide exclusive diesel power for Ford's
medium-duty trucks.   While some customers made advance purchases of
midrange engines at the end of 1993, the current level of demand indicates continued growth in this market.

Power generation sales of $963 in 1993 increased 5 percent over the 1992 level and were 18 percent higher than in 1991. During 1993, power generation sales continued to benefit from strong demand for industrial generator sets in international markets, particularly in China where sales were double the 1992 level. The Company also benefited from an increase in demand for generator sets for recreational vehicles in 1993 over 1992.

In the bus and light commercial vehicle market, the Company's sales were approximately 18 percent higher than in both 1992 and 1991. Engine shipments for the bus market in North America were significantly higher than prior year's levels. The Company's sales to this market also benefited in 1993 from continued strong demand for midrange engines for Chrysler's Dodge Ram pickup truck.

Sales to industrial markets in 1993 were essentially level with those of the two prior years, although sales of engine parts and components, primarily to China and Turkey, increased significantly. Engine shipments to construction and agricultural markets in North America also showed modest gains in 1993; however, there was no improvement in shipments for logging or mining markets, which continue at low levels.

Government sales continue to be lower than prior years' levels due primarily to the reduction in US government expenditures. Sales have declined from 1991 peak of 7 percent of the Company's net sales to 5 percent of net sales in 1992 and 3 percent of net sales in 1993. The Company believes this market may decline further due to reductions in US military expenditures.

Sales for the marine business continued to increase but represented less than 2 percent of the Company's net sales in the three years' reporting periods.

Engine shipments for all markets in 1993 were 263,000, compared to 222,000 in 1992 and 200,600 in 1991. Shipments by engine family for the comparative periods were:

                                  1993        1992        1991
                                ~~~~~~~~    ~~~~~~~~    ~~~~~~~~

Midrange engines                 167,900     139,800     129,700
Heavy-duty engines                86,500      73,900      62,800
High-horsepower engines            8,600       8,300       8,100
                                 ~~~~~~~     ~~~~~~~     ~~~~~~~
Total engine shipments           263,000     222,000     200,600
                                 ~~~~~~~     ~~~~~~~     ~~~~~~~

Sales of filters, turbochargers and electronic systems increased from the 1992 level and were approximately 10 percent higher than in 1991. These businesses have benefited from an increase in sales for both the midrange and heavy-duty engine markets in North America. European markets for these products remained at depressed levels. Prior to the third quarter of 1993, sales of McCord Heat Transfer Co., were reported in this business market. Effective at the beginning of the third quarter of 1993, the Company transferred its 80-percent interest in McCord to Behr America Holding, Inc., for a 35-percent interest in Behr America Holding, Inc. The Company's minority interest in Behr America Holding, Inc., has been reported as an unconsolidated company since the transfer.

     Gross Profit
     ~~~~~~~~~~~~

The Company's gross profit percentage increased to 24.4 percent of net sales in 1993 from 22.5 percent in 1992 and 18.5 percent in 1991.

The Company continued to benefit from improved margins across all of its engine families during 1993. The key factor contributing to the improved margin in 1993 was the increase in demand for the Company's products, which represented approximately 50 percent of the increase in gross profit. Other factors included the effects of cost-improvement measures implemented since 1991 to improve production systems and throughput time, engine and parts pricing actions subsequent to the first quarter of 1992, and lower costs associated with product coverage programs. The cost of product coverage programs, which includes both warranty and extended coverage, improved to 2.1 percent of net sales in 1993, compared to 2.4 percent in 1992 and 3.8 percent in 1991. Improvements included reduced warranty rates for engines sold in 1993 and adjustments to reduce the product coverage liability for engines previously placed in service.

In 1993, members of the Diesel Workers Union in Southern Indiana approved an 11-year contract. The contract provided for a team-based work system designed to increase flexibility, employee involvement and efficiency in exchange for improved pension and health care benefits for future retirees. Based upon the composition of age and service of the labor force, the increased expense associated with prior service of these employees will be recognized during the early years of the contract.

In 1991, the Company's margin contribution was low due to a decline in sales of heavy-duty engines, as well as higher costs related to introduction of the 1991 product line, which incorporated electronic controls for the first time.

     Operating Expenses
     ~~~~~~~~~~~~~~~~~~

Selling and administrative expenses were $579.2 in 1993, compared to $532.5 in 1992 and $472.3 in 1991. The increase in these expenditures in 1993 was primarily attributable to variable operating expenses to support the higher sales volumes.

Research and engineering expenses were $209.6 in 1993, compared to $179.5 in 1992 and $147.0 in 1991. The increase in 1993 of 17 percent compared to 1992 and 43 percent compared to 1991 was due to continued expenditures for fuel systems development, electronic systems and future technology developments.

     Other Expenses
     ~~~~~~~~~~~~~~

Interest expense of $36.3 in 1993 was $4.7 lower than in 1992 and $6.2 lower than in 1991 due to the Company's early retirement and redemption of debt obligations during 1993 and 1992 and an overall decline in interest rates. In 1993, the decrease in other expense of $6.3 compared to 1992 and $5.9 compared to 1991 was due to a reduction in interest expense as a result of debt retirement at Consolidated Diesel Company, an unconsolidated 50-percent owned partnership, in the fourth quarter of 1992. This was offset partially by lower income from unconsolidated companies.

     Provision for Income Taxes
     ~~~~~~~~~~~~~~~~~~~~~~~~~~

As described in Note 9 to the Consolidated Financial Statements, the Company reduced its valuation allowance for tax benefit carryforwards during 1993 and 1992. The tax provision also included a one-time credit of $4.4 in 1993 as a result of the Omnibus Budget Reconciliation Act of 1993. In 1991, Cummins' effective tax rate varied from the US statutory rate because of operating losses for which no tax benefit was recorded and the recognition of foreign and state taxes.

     Extraordinary Items
     ~~~~~~~~~~~~~~~~~~~

As disclosed in Note 7 to the Consolidated Financial Statements, the Company extinguished certain indebtedness in 1993 and 1992 that resulted in an extraordinary charge of $5.5 in each year.

     Accounting Changes
     ~~~~~~~~~~~~~~~~~~

As disclosed more fully in Note 1 to the Consolidated Financial Statements, in 1992, the Company changed its method of accounting for retirees' health care and life insurance benefits, postemployment benefits and income taxes, all of which were required by new accounting rules released by the Financial Accounting Standards Board. In 1991, the Company changed its method of accounting for inventory and depreciation.

FINANCIAL CONDITION AN CASH FLOW
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

During 1993, the Company's financial position improved significantly. Shareholders' investment increased from $501.1 at year-end 1992 to $821.1 at December 31, 1993. The improvement in financial position was the result of the issuance of 2.6 million shares of common stock, which produced net proceeds of $124.5, the conversion by holders of $48.5 of convertible debt into 1.0 million shares of common stock and the generation of net earnings of $177.1 during the year. In addition, the proceeds from the common stock offering and net cash flow from operations were applied to reduce the Company's indebtedness from $488.0 at December 31, 1992 to $235.6 at December 31, 1993, a 52-
percent decrease. The combination of the significantly strengthened equity position and reduced debt level lowered the Company's debt-to-capital ratio from 49.3 percent at December 31, 1992 to 22.3 percent at December 31, 1993.

At December 31, 1993, "Other liabilities" in the Consolidated Statement of Financial Position increased $86.8 compared to December 31, 1992. This increase reflects the minimum liability related to improved pension benefits that were granted in 1993 for prior service of employees covered by collectively bargained pension plans. An intangible asset of $68.1 was recorded in "Intangibles, deferred taxes and deferred charges" related to this liability.

Key elements of the Consolidated Statement of Cash Flows were:


                                    1993      1992      1991
                                   ~~~~~~    ~~~~~~    ~~~~~~

Net cash provided by (used for):
 Operating activities              $285.6    $197.7    $106.7
 Investing activities              (148.8)   (296.5)   (136.3)
 Financing activities              (113.5)    104.9       2.2
Effect of exchange rate
 changes on cash                   (   .2)   (  3.4)   (  1.1)
                                   ~~~~~~~   ~~~~~~~   ~~~~~~~
Net change in cash and cash
 equivalents                       $ 23.1    $  2.7    $ 28.5)
                                   ~~~~~~    ~~~~~~    ~~~~~~~

Net cash flow from operating and investing activities totaled $136.8 in 1993, compared to a net cash outflow of $98.8 in 1992 and $29.6 in 1991. The cash outflow in 1992 included $65.1 to acquire the remaining 36-percent interest in Onan Corporation and a capital contribution of $71.1 to Consolidated Diesel Company to retire indebtedness. Capital expenditures during 1993 increased to $174.2 compared to $139.3 in 1992 and $123.9 in 1991. The increase in 1993 was related to investments for new product introductions and fuel systems. The Company expects that capital expenditures will increase in 1994 to fund continued investments in these areas. The Company also expects to make investments in 1994 in joint ventures announced during 1993, including the joint venture with TELCO to produce midrange engines in India for TELCO vehicles and with Komatsu to produce midrange engines in Japan and high-horsepower engines in the United States.

During the fourth quarter of 1993, the Company split its common stock on a two-for-one basis through the declaration of a stock dividend. Concurrently, the common stock dividend was increased from 2.5 cents per share per quarter, on a post-split basis, to 12.5 cents per share.

Cash at year-end 1993 was $77.3, an increase of $23.1 above the 1992 year-end level. In addition, the Company had no borrowings outstanding on its $300 revolving credit agreement at December 31, 1993. In 1993, the term of this credit facility was extended to 1997.

On January 24, 1994, the Company announced that its outstanding
Convertible Exchangeable Preference Stock, which had a face value of $112.2 at December 31, 1993, would be redeemed on February 23, 1994 at a price of $51.05 per depositary share, plus accrued dividends.
Holders of the stock elected to convert their shares into 2.9 million shares of common stock.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
~~~~~~~  ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

See index to Financial Statements and Schedules on page 25.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
~~~~~~~  ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

None.

                              PART III
                              ~~~~~~~~

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
~~~~~~~~  ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

The information appearing under the caption "Election of Directors" of the Company's definitive Proxy Statement, dated March 4, 1994, for the Annual Meeting of the Shareholders to be held on April 5, 1994
(hereinafter the "Proxy Statement") is incorporated by reference in partial answer to this item.

The executive officers of the Company at December 31, 1993 are set forth below. The Chairman of the Board and President are elected annually by the Board of Directors at the Board's first meeting following the Annual Meeting of the Shareholders. Other officers hold office for such period as the Board of Directors or Chairman of the Board may prescribe.

                          Present Position & Business Experience During
     Name         Age     Last 5 Years
~~~~~~~~~~~~~~    ~~~     ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

M. E. Chesnut     47      Vice President - Quality & Organizational
                          Effectiveness (1992 to present), Vice President-
                          Human Resources & Organizational Effectiveness
                          (1989-1992)

C. R. Cordaro     44      Group Vice President - Marketing (1990 to
                          present), Vice President - Automotive Marketing
                          (1988 to 1990)

J. K. Edwards     49      Vice President - International (1989 to present)

R. L. Fealy       42      Vice President - Treasurer (1988 to present)

P. B. Hamilton    47      Vice President & Chief Financial Officer
                          (1988 to present)

J. A. Henderson   59      President & Chief Operating Officer
                          (1977 to present)

M. D. Jones       47      Vice President - Aftermarket Group
                          (1989 to present)

F. J. Loughrey    44      Group Vice President - Worldwide Operations
                          (1990 to present), Vice President - Heavy-Duty
                          Engines (1988 to 1990)

J. McLachlan      61      Vice President - Corporate Controller (1991
                          to present), Vice President - Engine Business
                          Controller (1989-1991)

G. D. Nelson      53      Vice President - Alternate Fueled Products
                          (1993 to present), Vice President - Research &
                          Development & Chief Technical Officer (1984
                          to 1993)

H. B. Schacht     59      Chairman of the Board of Directors and Chief
                          Executive Officer (1977 to present)

T. M. Solso       47      Executive Vice President - Operations (1992 to
                          present), Vice President & General Manager
                          Engine Business (1988 to 1992)

R. B. Stoner-Jr.  47      Vice President - Cummins Power Generation Group
                          and President - Onan Corporation (1992 to present), Managing Director - Holset (1986-1992)

S. L. Zeller      37      Vice President - Law & External Affairs &
                          Corporate Secretary (1992 to present), Vice
                          President - General Counsel & Secretary (1990 to 1992), Vice President - General Counsel
                          (1989 to 1990)

ITEM 11.  EXECUTIVE COMPENSATION
~~~~~~~~  ~~~~~~~~~~~~~~~~~~~~~~

The information appearing under the following captions in the Company's Proxy Statement is hereby incorporated by reference: "The Board of Directors and Its Committees", "Executive Compensation -- Compensation Tables and Other Information" (including the tables and information contained at pages 16 to 18 of the Proxy Statement), "Executive Compensation -- Change of Control Arrangements" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation". Except as otherwise specifically incorporated by reference, the Proxy Statement is not to be deemed filed as part of this report.

The Company has adopted various benefit and compensation plans covering officers and other key employees under which certain benefits become payable upon a change of control of the Company. Cummins also has adopted an employee retention program covering approximately 350 employees of the Company and its subsidiaries, which provides for the payment of severance benefits in the event of termination of employment following a change of control of Cummins. The Company and its subsidiaries also have severance programs for other exempt employees of the Company whose employment is terminated following a change of control of the Company. Certain of the pension plans covering employees of the Company provide, upon a change of control of Cummins, that excess plan assets become dedicated solely to fund benefits for plan participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
~~~~~~~~  ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

A discussion of the security ownership of certain beneficial owners and management appearing under the captions "Principal Security
Ownership", "Election of Directors" and "Executive Compensation -- Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
~~~~~~~~  ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

The information appearing under the captions "The Board of Directors and Its Committees", "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Other Transactions and Agreements with Directors, Officers and Certain Shareholders" in the Proxy Statement is incorporated herein by reference.

Reference is made to the information on related parties appearing in
Note 4 to the Consolidated Financial Statements.

                                PART IV
                                ~~~~~~~

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
~~~~~~~~  ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

Documents filed as a part of this report:

     1. See Index to Financial Statements and Schedules on page 25 for a list of the financial statements and schedules filed as a part of this report.

     2. See Exhibit Index on page 59 for a list of the exhibits filed or incorporated herein as a part of this report.

No reports on Form 8-K were filed during the fourth quarter of 1993.

(page



            INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
            ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~



                                                               Page
                                                               ~~~~

Management's Responsibility for Financial Statements            26
Report of the Independent Public Accountants                    27
Consolidated Statement of Operations                            28
Consolidated Statement of Financial Position                    29
Consolidated Statement of Cash Flows                            31
Consolidated Statement of Shareholders' Investment              33
Notes to Consolidated Financial Statements                      35
Quarterly Financial Data                                        51
Property, Plant and Equipment                                   52
Accumulated Depreciation of Property, Plant & Equipment         53
Valuation and Qualifying Accounts                               54
Short-term Borrowings                                           55
Supplementary Income Statement Information                      56



(page)



         MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
         ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~



Management is responsible for the preparation of the Company's consolidated financial statements and all related information appearing in this Form 10-K. The statements and notes have been prepared in conformity with generally accepted accounting principles and include some amounts which are estimates based upon currently available information and management's judgment of current conditions and circumstances. The Company engaged Arthur Andersen & Company, independent public accountants, to examine the consolidated financial statements. Their report appears on page 27.

To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of accounting and controls, including an internal audit program. The system of accounting and controls is improved and modified in response to changes in business conditions and operations and to recommendations made by the independent public accountants and the internal auditors.

The Board of Directors has an Audit Committee whose members are not employees of the Company. The committee met four times in 1993 with management, internal auditors and representatives of the Company's independent public accountants to review the Company's program of internal controls, audit plans and results and the recommendations of the internal and external auditors and management's responses to those recommendations.

(page)


             REPORT OF THE INDEPENDENT PUBLIC ACCOUNTANTS
             ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

To the Shareholders and Board of Directors of Cummins Engine Company,
Inc.:

We have audited the accompanying consolidated statement of financial position of Cummins Engine Company, Inc., (an Indiana corporation) and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, cash flows and shareholders' investment for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Cummins Engine Company, Inc., and subsidiaries as of December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective January 1, 1992, the Company changed its method of accounting for the cost of retirees' health care and life insurance benefits, postemployment benefits and income taxes. Also, as disclosed in Note 1, effective January 1, 1991, the Company changed its method of accounting for inventory and depreciation.

Our audits were made for the purpose of forming an opinion on the consolidated statements taken as a whole. The schedules listed under
Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied to the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                Arthur Andersen & Co.
Chicago, Illinois,
January 26, 1994.
(page)


              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF OPERATIONS
              (Dollars in Millions, except per share amounts)
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~



                                           1993        1992        1991
                                         ~~~~~~~~    ~~~~~~~~    ~~~~~~~~

NET SALES                                $4,247.9    $3,749.2    $3,405.5
Cost of goods sold                        3,211.0     2,906.7     2,776.7
                                         ~~~~~~~~    ~~~~~~~~    ~~~~~~~~
Gross profit                              1,036.9       842.5       628.8
Selling & administrative expenses           579.2       532.5       472.3
Research & engineering expenses             209.6       179.5       147.0
Interest expense                             36.3        41.0        42.5
Other expenses                                6.8        13.1        12.7
                                         ~~~~~~~~    ~~~~~~~~    ~~~~~~~~
Earnings (loss) before income taxes         205.0        76.4       (45.7)
Provision for income taxes                   22.3         8.9        16.9
Minority interest                              .1          .4         3.0
                                         ~~~~~~~~    ~~~~~~~~    ~~~~~~~~~
EARNINGS (LOSS) BEFORE EXTRAORDINARY
 ITEMS AND CUMULATIVE EFFECT OF
 ACCOUNTING CHANGES                         182.6        67.1       (65.6)
Extraordinary items (Note 7)                 (5.5)       (5.5)          -
Cumulative effect of accounting
 changes (Note 1)                               -      (251.1)       51.5
                                         ~~~~~~~~~   ~~~~~~~~~   ~~~~~~~~~
NET EARNINGS (LOSS)                         177.1      (189.5)      (14.1)
Preference stock dividends                    8.0         8.0         8.0
                                         ~~~~~~~~    ~~~~~~~~~   ~~~~~~~~~
EARNINGS (LOSS) AVAILABLE FOR
 COMMON SHARES                           $  169.1    $ (197.5)   $  (22.1)
                                         ~~~~~~~~    ~~~~~~~~~   ~~~~~~~~~
                                         ~~~~~~~~    ~~~~~~~~~   ~~~~~~~~~
Primary earnings (loss) per common
 share:
  Before extraordinary items and
   cumulative effect of accounting
   changes                               $   4.95    $   1.77    $  (2.48)
  Net                                        4.79       (6.01)       (.75)

Fully diluted earnings (loss) per
 common share:
  Before extraordinary items and
   cumulative effect of accounting
   changes                               $   4.77    $   1.77    $  (2.48)
Net                                          4.63       (6.01)      ( .75)


The accompanying notes are an integral part of this statement.
(page)


              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                   (Millions, except per share amounts)
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

                                                       December 31,
                                                     1993        1992
                                                   ~~~~~~~~    ~~~~~~~~
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                         $   77.3    $   54.2
 Receivables less allowances of $9.5 & $11.8          426.3       372.7
 Inventories                                          440.2       440.4
 Other current assets                                 127.9       128.3
                                                   ~~~~~~~~    ~~~~~~~~
                                                    1,071.7       995.6
                                                   ~~~~~~~~    ~~~~~~~~
INVESTMENTS AND OTHER ASSETS:
 Investments in and advances to unconsolidated
  companies                                           101.9       146.2
 Other assets                                          88.8        71.7
                                                   ~~~~~~~~    ~~~~~~~~
                                                      190.7       217.9
PROPERTY, PLANT AND EQUIPMENT:                     ~~~~~~~~    ~~~~~~~~
 Land and buildings                                   357.9       351.9
 Machinery, equipment and fixtures                  1,689.9     1,680.7
 Construction in progress                             132.7        89.7
                                                   ~~~~~~~~    ~~~~~~~~
                                                    2,180.5     2,122.3
 Less accumulated depreciation                      1,222.3     1,193.6
                                                   ~~~~~~~~    ~~~~~~~~
                                                      958.2       928.7
                                                   ~~~~~~~~    ~~~~~~~~
INTANGIBLES, DEFERRED TAXES & DEFERRED CHARGES        170.0        88.3
                                                   ~~~~~~~~    ~~~~~~~~
TOTAL ASSETS                                       $2,390.6    $2,230.5
                                                   ~~~~~~~~    ~~~~~~~~

LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
 Loans payable                                     $   13.4    $   50.5
 Current maturities of long-term debt                  32.6        25.1
 Accounts payable                                     267.5       255.3
 Accrued salaries and wages                            78.1        71.4
 Accrued product coverage & marketing expenses        123.5       139.9
 Income taxes payable                                  21.2        11.5
 Other accrued expenses                               164.0       170.5
                                                   ~~~~~~~~    ~~~~~~~~
                                                      700.3       724.2
                                                   ~~~~~~~~    ~~~~~~~~
LONG-TERM DEBT                                        189.6       412.4
                                                   ~~~~~~~~    ~~~~~~~~
OTHER LIABILITIES                                     679.6       592.8
                                                   ~~~~~~~~    ~~~~~~~~
SHAREHOLDERS' INVESTMENT:
 Convertible preference stock, no par value,
  .2 shares outstanding                               112.2       114.9
 Common stock, $2.50 par value, 40.6 & 36.5
  shares issued                                       101.5        91.3
 Additional contributed capital                       822.8       654.4
 Retained earnings (deficit)                            4.1      (146.1)
 Common stock in treasury, at cost, 2.1 shares       ( 67.3)     ( 67.3)
 Unearned ESOP compensation                          ( 59.3)     ( 63.5)
 Cumulative translation adjustments                  ( 92.9)     ( 82.6)
                                                   ~~~~~~~~~   ~~~~~~~~~
                                                      821.1       501.1
                                                   ~~~~~~~~~   ~~~~~~~~~

TOTAL LIABILITIES & SHAREHOLDERS' INVESTMENT       $2,390.6    $2,230.5
                                                   ~~~~~~~~~   ~~~~~~~~


The accompanying notes are an integral part of this statement.
(page)


              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                        (Dollars in Millions)
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

                                                1993       1992       1991
                                              ~~~~~~~    ~~~~~~~~   ~~~~~~~~
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                          $ 177.1    $(189.5)   $( 14.1)
                                              ~~~~~~~    ~~~~~~~~   ~~~~~~~~
 Adjustments to reconcile net earnings (loss)
  to net cash from operating activities:
  Depreciation and amortization                 125.1      122.5      127.2
  Extraordinary items & cumulative effect
   of accounting changes                          5.5      256.6     ( 51.5)
  Accounts receivable                          ( 59.4)    ( 30.9)       5.3
  Inventories                                      .9     ( 18.8)      31.1
  Accounts payable and accrued expenses           6.6       14.1     ( 10.8)
  Other                                          29.8       43.7       19.5
                                              ~~~~~~~~   ~~~~~~~~   ~~~~~~~~
  Total adjustments                             108.5      387.2      120.8
                                              ~~~~~~~~   ~~~~~~~~   ~~~~~~~~
 Net cash provided by operating activities      285.6      197.7      106.7
                                              ~~~~~~~~   ~~~~~~~~   ~~~~~~~~
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment:
  Additions                                    (174.2)    (139.3)    (123.9)
  Disposals                                      12.0       22.9        2.2
  Acquisition of new business activities          3.4     ( 66.8)       -
  Net cash proceeds from the disposition
   of certain business activities                   -        1.9       19.0
 Investments in and advances to affiliates
  and unconsolidated companies                   10.0     (115.2)    ( 33.6)
                                              ~~~~~~~~   ~~~~~~~~   ~~~~~~~~
 Net cash used for investing activities        (148.8)    (296.5)    (136.3)
                                              ~~~~~~~~   ~~~~~~~~   ~~~~~~~~
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                        56.5      112.3       48.4
 Payments on borrowings                        (247.5)    (128.3)    ( 26.2)
 Net borrowings under credit agreements        ( 25.5)      16.2     (   .6)
 Net proceeds from common stock issuances       124.5      126.1          -
 Payments of dividends                         ( 15.0)    ( 11.3)    ( 18.4)
 Other                                         (  6.5)    ( 10.1)    (  1.0)
                                              ~~~~~~~~   ~~~~~~~~   ~~~~~~~~
 Net cash (used for) provided by financing
  activities                                   (113.5)     104.9        2.2
                                              ~~~~~~~~   ~~~~~~~~   ~~~~~~~~
EFFECT OF EXCHANGE RATE CHANGES ON CASH        (   .2)    (  3.4)    (  1.1)
                                              ~~~~~~~~   ~~~~~~~~   ~~~~~~~~
NET CHANGE IN CASH AND CASH EQUIVALENTS          23.1        2.7     ( 28.5)
Cash & cash equivalents at beginning of year     54.2       51.5       80.0
                                              ~~~~~~~    ~~~~~~~    ~~~~~~~
CASH & CASH EQUIVALENTS AT END OF YEAR        $  77.3    $  54.2    $  51.5
                                              ~~~~~~~    ~~~~~~~    ~~~~~~~
Cash payments during the year for:
 Interest                                     $  39.5    $  41.5    $  40.6
 Income taxes                                    18.1       20.6       26.8

The accompanying notes are an integral part of this statement.
(page)


             CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
                  (Millions, except per share amounts)
           ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~


                                                1993       1992       1991
                                               ~~~~~~     ~~~~~~     ~~~~~~
CONVERTIBLE PREFERENCE STOCK, no par value,
 1.0 shares authorized (.2 shares):
 Beginning balance                             $114.9     $114.9     $114.9
 Converted to common stock                     (  2.7)         -          -
                                               ~~~~~~     ~~~~~~     ~~~~~~
 Ending balance                                 112.2      114.9      114.9
                                               ~~~~~~     ~~~~~~     ~~~~~~
COMMON STOCK, $2.50 par value, 50.0 shares
 authorized:
 Beginning balance (36.5, 31.8 & 31.8 shares)    91.3       79.4       79.4
 Retired (.2, .2 and .1 shares)                (   .6)    (   .6)     (  .1)
 Issued in public offerings (2.6 & 4.6 shares)    6.6       11.5          -
 Conversion of LYONs and preference stock
  (1.1 shares)                                    2.8          -          -
 Other (.6, .3 and .1 shares)                     1.4        1.0         .1
                                               ~~~~~~     ~~~~~~     ~~~~~~
 Ending balance (40.6, 36.5 & 31.8 shares)      101.5       91.3       79.4
                                               ~~~~~~     ~~~~~~     ~~~~~~
ADDITIONAL CONTRIBUTED CAPITAL:
 Beginning balance                              654.4      537.5      533.0
 Retired                                       (  9.9)    (  7.3)     ( 1.1)
 Issued in public offerings                     117.9      114.6          -
 Conversion of LYONs & preference stock          48.0          -          -
 Other                                           12.4        9.6        5.6
                                               ~~~~~~     ~~~~~~     ~~~~~~
 Ending balance                                 822.8      654.4      537.5
                                               ~~~~~~     ~~~~~~     ~~~~~~
RETAINED EARNINGS (DEFICIT):
 Beginning balance                             (146.1)      48.0       82.0
 Net earnings (loss) for the year               177.1     (189.5)     (14.1)
 Cash dividends declared:
  Convertible preference stock                 (  8.0)    (  8.0)     ( 8.0)
  Common stock                                 (  7.0)    (  3.3)     (10.4)
 Additional minimum liability for pensions     ( 11.9)       6.7      ( 1.5)
                                               ~~~~~~~    ~~~~~~~    ~~~~~~~
 Ending balance                                   4.1     (146.1)      48.0
                                               ~~~~~~~    ~~~~~~~    ~~~~~~~
COMMON STOCK IN TREASURY, at cost (2.1
 (shares)                                      ( 67.3)    ( 67.3)     (67.3)
                                               ~~~~~~~    ~~~~~~~    ~~~~~~~
UNEARNED ESOP COMPENSATION:
 Beginning balance                             ( 63.5)    ( 67.9)     (72.2)
 Shares allocated to participants                 4.2        4.4        4.3
                                               ~~~~~~~    ~~~~~~~    ~~~~~~~
 Ending balance                                ( 59.3)    ( 63.5)     (67.9)
                                               ~~~~~~~    ~~~~~~~    ~~~~~~~

CUMULATIVE TRANSLATION ADJUSTMENTS:
 Beginning balance                             ( 82.6)    ( 20.8)     (  .5)
 Adjustments                                   ( 10.3)    ( 61.8)     (20.3)
                                               ~~~~~~     ~~~~~~     ~~~~~~
 Ending balance                                ( 92.9)    ( 82.6)     (20.8)
                                               ~~~~~~~    ~~~~~~~    ~~~~~~~
SHAREHOLDERS' INVESTMENT                       $821.1     $501.1     $623.8
                                               ~~~~~~~    ~~~~~~~    ~~~~~~~

The accompanying notes are an integral part of this statement.
(page)


             CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions, unless otherwise stated)
             ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~


NOTE 1.  SUMMARY OF ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of Cummins Engine Company, Inc., and its majority-owned subsidiaries. Affiliated companies in which Cummins does not have a controlling interest or in which control is expected to be temporary are accounted for using the equity method.

Stock Split: On October 12, 1993, the Company announced a two-for-one common stock split that was distributed on November 11, 1993 to shareholders of record on October 25, 1993. All references to the number of shares issued or outstanding and to per-share information have been adjusted to reflect the stock split on a retroactive basis.

Foreign Currency: The Company uses the local currency as the functional currency for its significant manufacturing operations outside the United States, except those in Brazil and Mexico for which it uses the US dollar. At operations which use the local currency as the functional currency, results are translated into US dollars using average exchange rates for the year, while assets and liabilities are translated into US dollars using year-end exchange rates. The resulting translation adjustments are recorded in a separate component of shareholders' investment. Gains and losses from foreign currency transactions are included in net earnings. The financial statements of operations in Brazil and Mexico are translated into US dollars using both current and historical exchange rates, with the resulting translation adjustments reflected in net earnings.

The Company enters into forward exchange contracts to hedge the effects of fluctuation currency rates on certain assets and liabilities, such as accounts receivable and payable, that are denominated in foreign currencies. The contracts typically provide for the exchange of different currencies at specified future dates and rates. The gain or loss due to the difference between the forward exchange rates of the contracts and current rates offsets in whole or in part the loss or gain on the assets or liabilities being hedged.

Cash Equivalents: Cash equivalents are investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories: The company accounts for substantially all of its US heavy-duty and high-horsepower engine and engine parts inventories on the last-in, first-out (LIFO) cost method. All other inventories are valued at the lower of first-in, first-out (FIFO) cost or net realizable value.

LIFO inventories were $144.9 at December 31, 1993 and $147.8 at December 31, 1992. The current cost of these inventories was $49.8 higher than LIFO cost at December 31, 1993 and $52.9 higher than LIFO cost at December 31, 1992. During 1993, 1992 and 1991, certain of the Company's LIFO inventory investment was reduced, resulting in the liquidation of low-cost LIFO inventory layers. The effect of the LIFO liquidation was to reduce cost of goods sold by $2.0 in 1993, $1.4 in 1992 and $6.3 in 1991.

Inventory values include the combined costs of purchased materials, labor and manufacturing overhead. Effective January 1, 1991, the Company recognized a credit of $25.0 as a result of a change in accounting to include in inventory certain production-related costs previously charged directly to expense. The Company's operations are integrated vertically, which makes it impracticable to distinguish between raw material and work-in-process on a consolidated basis. At December 31, 1993 and 1992, the FIFO value of finished goods, which represented products available for shipment to the Company's customers, approximated $273 and $251, respectively.

Futures Contracts and Interest Rate Swaps: The Company has entered into forward exchange and commodity futures contracts which are accounted for as hedges. The gains or losses on forward exchange contracts are reflected in earnings concurrently with the hedged items while gains or losses on commodity futures contracts are charged or credited to earnings when the contracts are settled.

The Company also has entered into interest rate swap agreements that have the effect of fixing interest rates on certain of the Company's floating rate indebtedness. The net difference to be paid or received on the interest rate swaps is charged or credited to interest expense as interest rates change.

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. Effective January 1, 1991, the Company changed its accounting for depreciation of substantially all engine production equipment to a modified units-of-production method, which is based upon units produced subject to a minimum level. The cumulative effect of this change in accounting was a credit of $26.5 in 1991. Depreciation of all other equipment is computed using the straight-line method for financial reporting purposes. The estimated service lives to compute depreciation range from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures. Where appropriate, the Company uses accelerated depreciation methods for tax purposes. Maintenance and repair costs are charged to earnings as incurred.

Technical Investment: Expenditures associated with research and development of new products and major improvements to existing products, as well as engineering expenditures during early production and ongoing efforts to improve existing products, are charged to earnings as incurred, net of contract reimbursements:


                                         1993       1992       1991
                                        ~~~~~~     ~~~~~~     ~~~~~~

Research & engineering expenses         $209.6     $179.5     $147.0
Reimbursements                            28.8       36.9       28.6
Other technical spending                  38.1       31.0       33.1
                                        ~~~~~~     ~~~~~~     ~~~~~~
Technical investment expenditures       $276.5     $247.4     $208.7
                                        ~~~~~~     ~~~~~~     ~~~~~~

Included above in research and engineering expenses are research and development costs approximating $158 in 1993, $129 in 1992 and $99 in 1991.

Product Coverage Programs: Estimated costs of warranty and extended coverage are charged to earnings at the time the Company sells its products.

Retirement and Postemployment Benefits: The Company charges the cost of all retirement benefits to earnings during employees' active service as a form of deferred compensation. The change in accounting from a cash basis to this policy for health care and life insurance, effective January 1, 1992, resulted in an after-tax charge of $228.6 for prior service. This change resulted in an incremental annual expense of $11.4, net of taxes, during 1992.

The cost of postemployment benefits, such as long-term disability, is charged to earnings at the time employees leave active service. The cumulative effect of the change to this accounting from a cash basis, effective January 1, 1992, was $22.5, net of taxes. This change resulted in an incremental expense of $3.2, net of taxes, in 1992.

Income Tax Accounting: Deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement basis and the tax basis of assets and liabilities. Future tax benefits of tax loss and tax credit carryforwards also are recognized as deferred tax assets. Deferred tax assets are offset by a valuation allowance to the extent the Company concludes there is uncertainty as to their ultimate realization.

Earnings (Loss) Per Common Share: Primary earnings per share of common stock are computed by subtracting preference stock dividend requirements from net earnings (loss) and dividing that amount by the weighted average number of common shares outstanding during each year. The weighted average number of shares, which includes the exercise of certain stock options granted to employees, was 35.3 million in 1993,
32.9 million in 1992 and 29.7 million in 1991. Fully diluted earnings per share are computed by dividing net earnings (loss) by the weighted average number of shares assuming the exercise of stock options and the conversion of debt and preference stock to common stock.

NOTE 2. SUBSEQUENT EVENT: On January 24, 1994, the Company announced that its outstanding Convertible Exchangeable Preference Stock, which had a face value of $112.2 at December 31, 1993, would be redeemed on February 23, 1994 at a price of $51.05 per depositary share, plus accrued dividends. Holders of the stock elected to convert their shares into 2.9 million shares of common stock. Had the stock conversion and cash redemption occurred on January 1, 1993, pro forma net earnings per share would have approximated $4.63 in 1993.

NOTE 3. ACQUISITION: On June 15, 1992, the Company acquired for $64 in cash the remaining 36 percent of Onan Corporation from Hawker Siddeley Overseas Investments Limited, a UK company. Cummins had owned the majority interest in Onan since 1986. The acquisition was accounted for as a purchase. Had the acquisition occurred as of January 1, 1991, the pro forma net loss per share for 1992 would have approximated $6.00 and the pro forma net loss per share for 1991 would have approximated 63 cents. Such pro forma per share information is not necessarily indicative of what the results of operations would have been had the acquisition actually occurred earlier, nor is it indicative of what may occur in the future.

NOTE 4. RELATED PARTIES: In 1990, Ford Motor Company and Tenneco Inc., each purchased from Cummins 3.2 million shares of the Company's common stock. The shares were purchased pursuant to separate investment agreements between Cummins and the investors. Both Ford and Tenneco have agreed to certain voting, standstill and other provisions and each has the right to designate a representative to the Company's Board of Directors. The Company also entered into an option agreement with Ford pursuant to which Ford has the right, exercisable until 1996, to purchase up to 2.96 million additional shares of the Company's common stock at a price equal to 120 percent of the market price of the common stock for the 30 trading days prior to the exercise of the option but for no less than $31.25 per share. In December 1993, Tenneco transferred the shares of Cummins common stock it held to a trust that funds pension plans sponsored by Tenneco. The shares will continue to be subject to the terms of the investment agreement, and the trust has agreed to assume all of Tenneco's rights and obligations under such agreement.

Cummins' sales of diesel engines and parts and related products to Ford approximated $343 in 1993, $182 in 1992 and $56 in 1991. In addition, Cummins' purchases of gasoline engines and parts from Ford approximated $4 in 1993 and $3 in both 1992 and 1991. At December 31, 1993 and 1992, the Company had accounts receivable outstanding of approximately $27 and $20, respectively, with Ford. Cummins and J I Case, a subsidiary of Tenneco Inc., are partners in the manufacture of midrange diesel engines at Consolidated Diesel Company. In 1993, 1992 and 1991, Cummins' sales of heavy-duty midrange diesel engines, components, service parts and related products and services to J I Case and other subsidiaries of Tenneco approximated $43, $52 and $61, respectively. Cummins' purchases from J I Case approximated $1 in both 1993 and 1992 and $7 in 1991. At both December 31, 1993 and 1992, the Company had accounts receivable outstanding of $6 with subsidiaries of Tenneco.

NOTE 5. SALE OF RECEIVABLES: The Company has an agreement to sell, without recourse, up to $110.0 of eligible trade receivables. The amount of receivables outstanding was $108.0 under this agreement at December 31, 1993 and $100.0 at December 31, 1992. As collections reduce previously sold receivables, new receivables customarily are sold up to the $110.0 level.

NOTE 6.  INVESTMENTS IN UNCONSOLIDATED COMPANIES:
                                                                December 31,
                                  Location       Ownership     1993     1992
                                ~~~~~~~~~~~~~    ~~~~~~~~~    ~~~~~~   ~~~~~~

Consolidated Diesel Company     United States       50%       $ 50.9   $100.1
Kirloskar Cummins Limited       India               50%         16.9     17.3
Behr America Holding, Inc.      United States       35%         12.1        -
Other investments               Various           Various       22.0     28.8
                                                              ~~~~~~   ~~~~~~
                                                              $101.9   $146.2
                                                              ~~~~~~   ~~~~~~

Included above in other investments at December 31, 1993 and 1992 were $18.5 and $21.8, respectively, related to temporarily owned distributorships. Cummins' sales to temporarily owned distributorships approximated $57 in 1993, $49 in 1992 and $143 in 1991.

Summary financial information for Consolidated Diesel Company, Kirloskar Cummins Limited, Behr America Holding, Inc., and other 50-percent or less owned companies follows:

Earnings Statement Data                    1993       1992       1991
~~~~~~~~~~~~~~~~~~~~~~~                   ~~~~~~     ~~~~~~     ~~~~~~

Net sales                                 $746.4     $695.9     $733.1
Earnings before extraordinary item           3.4       14.4       12.4
Earnings                                     3.4        6.4       12.4
Cummins' share of earnings                    .4        3.4        6.4

                                                        December 31,
Balance Sheet Data                                    1993       1992
~~~~~~~~~~~~~~~~~~~                                  ~~~~~~     ~~~~~~
Current assets                                       $151.4     $178.1
Noncurrent assets                                     207.0      220.6
Current liabilities                                  (127.0)    (111.2)
Noncurrent liabilities                               ( 38.2)    ( 41.9)
                                                     ~~~~~~~    ~~~~~~~
Net assets                                           $193.2     $245.6
                                                     ~~~~~~     ~~~~~~
Cummins' share of net assets                         $ 82.7     $123.4
                                                     ~~~~~~     ~~~~~~


NOTE 7.  LONG-TERM DEBT:
                                                            December 31,
                                                          1993       1992
                                                         ~~~~~~     ~~~~~~
Senior debt:
 9.74%-10.65% medium-term notes, due 1993 to 1998       $126.2      $136.2
 9-3/4% sinking fund debentures, due 1998 to 2016            -        77.2
 8.76% guaranteed notes of ESOP Trust, due 1998           70.7        71.8
 9.45% note payable to insurance company, due
  through 1999                                               -        18.6
 3.875%-10.4% notes payable to banks due through
  1998                                                     8.0        63.4
 Mortgage, capitalized leases and other notes,
  due through 2005                                        17.3        25.1
Subordinated debt:
 LYONs                                                       -        45.2
                                                        ~~~~~~      ~~~~~~
Total indebtedness                                       222.2       437.5
Less current maturities                                   32.6        25.1
                                                        ~~~~~~      ~~~~~~
Long-term debt                                          $189.6      $412.4
                                                        ~~~~~~      ~~~~~~

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1993 are $32.6, $36.3, $41.5, $23.7 and $16.7.

In December 1993, the Company sold 2.6 million shares of its common stock in a public offering for $49 per share. A portion of the proceeds was used to redeem $77.2 in principal amount of the Company's outstanding 9-3/4 percent sinking fund debentures. This early extinguishment of debt resulted in an extraordinary charge of $5.5. The Company also called for redemption of all the outstanding LYONs. Holders submitted 112,808 LYONs with an accreted value of $48.5 for conversion into 1.0 million shares of common stock, and the remaining were redeemed for $.2. Had the stock issuance, debt repayments and conversion of LYONs occurred as of January 1, 1993, pro forma net earnings per share would have approximated $4.65 in 1993.

In April 1992, the Company sold 4.6 million shares of its common stock in a public offering for $28.50 per share. A portion of the net proceeds was used at the time of the issuance to repay borrowings under the Company's revolving credit agreement. During the fourth quarter of 1992, the Company extinguished $71.1 of debt of Consolidated Diesel Company, an unconsolidated, 50-percent owned partnership, $8.2 of the Company's 8-7/8 percent sinking fund debentures and $11.4 of a 15-percent note payable to an insurance company. These early extinguishments of debt resulted in an extraordinary charge of $5.5. Had the stock issuance and debt repayments occurred as of January 1, 1992, the pro forma net loss per share would have approximated $5.80 in 1992.

The Company maintains a $300 revolving credit agreement, under which there were no outstanding borrowings at December 31, 1993. At December 31, 1992, there were $90.0 outstanding borrowings under the revolving credit agreement. In 1993, the term of the revolving credit agreement was extended to 1997. The Company also maintains other domestic and international credit lines with approximately $170 available at December 31, 1993.

The Company has guaranteed the outstanding borrowings of its ESOP Trust. The ESOP was established for certain of the Company's domestic salaried employees who participate in the qualified benefit savings plans. The Company's cash contributions to the ESOP Trust, together with the dividends accumulated on the common stock held by the ESOP Trust, are used to pay interest and principal due on the notes. Cash contributions and dividends to the ESOP Trust approximated $7 in 1993 and 1992 to fund its principal payment of $1 and interest payment of $6. The Company's compensation expense was $10.0 in 1993, $10.3 in 1992 and $9.9 in 1991. The unearned compensation, which is reflected as a reduction to shareholders' investment, represents the historical cost of the ESOP Trust's shares of common stock that have not yet been allocated to participants.

Based on borrowing rates currently available to the Company for bank loans and similar terms and average maturities, the fair value of total indebtedness approximated $237 at December 31, 1993 and $436 at December 31, 1992.

NOTE 8.  OTHER LIABILITIES:
                                                        December 31,
                                                      1993       1992
                                                     ~~~~~~     ~~~~~~
Accrued retirement & postemployment benefits         $521.8     $436.4
Accrued product coverage & marketing expenses          90.5      102.9
Deferred taxes                                         17.3        9.3
Accrued compensation expenses                           5.6        4.3
Other                                                  44.4       39.9
                                                     ~~~~~~     ~~~~~~
Other liabilities                                    $679.6     $592.8
                                                     ~~~~~~     ~~~~~~
NOTE 9.  INCOME TAXES:

Income Tax Provision                          1993      1992      1991
~~~~~~~~~~~~~~~~~~~~                          ~~~~~     ~~~~~     ~~~~~
Current:
  US federal and state                        $ 4.7     $ 1.8    $(4.2)
  Foreign                                      19.1      15.6     23.6
                                              ~~~~~     ~~~~~    ~~~~~
                                               23.8      17.4     19.4
                                              ~~~~~     ~~~~~    ~~~~~
Deferred:
  US federal and state                        (12.3)     (8.5)    (1.9)
  Foreign                                      10.8         -     ( .6)
                                              ~~~~~~    ~~~~~~   ~~~~~~
                                              ( 1.5)     (8.5)    (2.5)
                                              ~~~~~~    ~~~~~~   ~~~~~~
Income tax provision                          $22.3     $ 8.9    $16.9
                                              ~~~~~~    ~~~~~~   ~~~~~~
Prior to 1992, losses at the Company's operations in the United States and United Kingdom had eliminated the need for virtually all deferred income taxes. Effective January 1, 1992, the Company adopted an asset and liability approach to income tax accounting. At the same time, the Company recorded substantial obligations for retirement and other postemployment benefits that are tax deductible only on a cash basis. The tax benefit of the future tax deduction represented by these accruals is recognized as a deferred asset along with the effect of all other temporary differences between the tax basis and financial statement basis of assets and liabilities. Deferred income taxes also reflect the value of the tax benefit carryforwards and an offsetting valuation allowance.

                                                              December 31,
Net Deferred Tax Asset                                       1993      1992
~~~~~~~~~~~~~~~~~~~~~~                                      ~~~~~~    ~~~~~~

Tax effects of future tax deductible differences
related to:
 Accrued health care, life insurance & postemployment
  benefits                                                 $174.0     $161.6
 Other accrued employee benefit expenses                     29.9       31.1
 Accrued product coverage & marketing expenses               63.4       67.3
 Other net deductible differences                            19.3        9.7
Tax effects of future taxable differences related to:
 Accelerated tax depreciation & other tax over book
  deductions related to US plant & equipment               (114.1)    (107.9)
 Net UK taxable differences related primarily to
  plant and equipment                                      ( 10.2)         -
 Miscellaneous net foreign taxable differences             (  1.3)    (   .7)
                                                           ~~~~~~~    ~~~~~~~
Net tax effects of temporary differences                    161.0      161.1
                                                           ~~~~~~~    ~~~~~~~
Tax effects of carryforward benefits:
 US federal net operating loss carryforwards,
  expiring 2006 to 2007                                      18.7       58.6
 US federal foreign tax credits, expiring 1998                4.7          -
 US federal general business tax credits, expiring
  1996 to 2008                                               71.6       58.4
 US federal minimum tax credits with no expiration            7.1        3.1
 UK net tax benefit carryforwards with no expiration            -        4.1
                                                           ~~~~~~     ~~~~~~~
Tax effects of carryforwards                                102.1      124.2
                                                           ~~~~~~     ~~~~~~~
Tax effects of temporary differences & carryforwards        263.1      285.3
Less valuation allowance                                   (100.7)    (124.4)
                                                           ~~~~~~~    ~~~~~~~
Net deferred tax asset                                     $162.4     $160.9
                                                           ~~~~~~~    ~~~~~~~


Classified in the Consolidated Statement of Financial
Position as:
 Current assets                                            $ 89.2     $ 96.4
 Noncurrent assets                                           90.5       73.8
 Noncurrent liabilities                                    ( 17.3)    (  9.3)
                                                           ~~~~~~~    ~~~~~~~
 Net deferred tax asset                                    $162.4     $160.9
                                                           ~~~~~~~    ~~~~~~~

While the company believes all tax assets ultimately will be realized, such realization is dependent upon future earnings in specific tax jurisdictions. Dependent upon the level of profitability, the Company's net operating loss carryforwards may be utilized but replaced with foreign tax credit carryforwards, which have a shorter life and significant limitations on utilization. The Company's other carryforwards also have significant usage limitations which can be overcome only by generating earnings at considerably higher levels than have been generated in all but the most recent two years. The Company, therefore, has recorded a full valuation allowance against those tax assets which represent carryforwards of tax benefits because of previous unprofitable operations. While the need for this valuation allowance is subject to periodic review, it is expected that the allowance will be reduced and the tax benefits of the carryforwards will thereby be recorded in future operations as a reduction of income tax expense as the carryforwards actually are realized by future earnings. Such reductions in the valuation allowance and realizations of carryforwards amounted to $41.5 in 1993 and $17.4 in 1992.

The Omnibus Budget Reconciliation Act ("OBRA") of 1993 retroactively extended the research tax credit from its 1992 expiration date through June 30, 1995. Research tax credits of $6.1 for 1992 and an estimated $8.0 for 1993 have increased both the general business credit carryforwards and the offsetting valuation allowance disclosed above as of December 31, 1993.

Earnings (loss) before income taxes and differences between the effective tax rate at US federal income tax rate were:



                                          1993       1992       1991
                                         ~~~~~~     ~~~~~~     ~~~~~~
Earnings (loss) before income taxes:
 Domestic                                $110.7     $(36.4)   $(142.7)
 Foreign                                   94.3      112.8       97.0
                                         ~~~~~~     ~~~~~~~   ~~~~~~~~
                                         $205.0     $ 76.4    $( 45.7)
                                         ~~~~~~     ~~~~~~    ~~~~~~~~

Tax (benefit) at US statutory tax rate   $ 71.8     $ 25.9    $( 15.5)
Increase in the value of net US
 deferred tax assets as a result of
 the OBRA change in the tax rate
 from 34% to 35%                          ( 4.4)         -          -
Utilization of net operating loss
 and tax credit carryforwards from
 prior years                              (41.5)     (17.4)         -
Current year operating losses & tax
 credits for which no benefit has
 been recognized                              -          -       31.7
Other                                     ( 3.6)        .4         .7
                                         ~~~~~~~    ~~~~~~    ~~~~~~~
Income tax provision                     $ 22.3     $  8.9    $  16.9
                                         ~~~~~~~    ~~~~~~    ~~~~~~~

NOTE 10. OPERATING LEASES: Certain of the Company's manufacturing plants, warehouses and offices are leased facilities. The Company also leases automobiles and manufacturing and office equipment. Most of these leases require fixed rental payments, expire over the next 10 years and can be renewed or replaced with similar leases. Rental expense under these leases in 1993, 1992 and 1991 was $50.8, $45.3 and $44.0, respectively. Future minimum payments for operating leases with original terms of more than one year are $28.7 in 1994, $22.8 in 1995, $17.6 in 1996, $16.1 in 1997, $14.5 in 1998 and $114.4
thereafter.

NOTE 11. RETIREMENT PLANS: The Company and its subsidiaries have several contributory and noncontributory pension plans covering substantially all employees. Benefits for salaried plans generally are based upon the employee's compensation during the three to five years preceding retirement. Under the hourly plans, benefits generally are based upon various monthly amounts for each year of credited service. It is the Company's policy to make contributions to these plans sufficient to meet the funding requirements of applicable laws and regulations, plus such additional amounts, if any, as the Company deems appropriate. Plan assets consist principally of equity securities and corporate and Government fixed-income obligations.


Net Periodic Pension Cost                     1993       1992        1991
~~~~~~~~~~~~~~~~~~~~~~~~~                    ~~~~~~     ~~~~~~      ~~~~~~
Service cost for benefits earned during
 the year                                   $  30.9     $ 28.7      $ 28.2
Interest cost on projected benefit
 obligation                                    80.7       78.1        82.1
Return on plan assets:
 Actual                                      (202.5)     (79.6)     (235.4)
 Deferred gain (loss)                          99.5      (26.2)      135.0
Amortization of transition asset             (  9.2)     ( 9.6)     (  9.6)
Other amortization, net                         2.4      ( 2.2)        3.1
                                            ~~~~~~~~    ~~~~~~~     ~~~~~~~
Net periodic pension cost (credit)          $   1.8     $(10.8)     $  3.4
                                            ~~~~~~~~    ~~~~~~~     ~~~~~~~

Funded Status                             Overfunded  Underfunded   Combined
~~~~~~~~~~~~~                             ~~~~~~~~~~  ~~~~~~~~~~~   ~~~~~~~~
1993
~~~~
Actuarial present value of:
 Vested benefit obligation                  $(569.2)   $(425.5)  $(  994.7)
                                            ~~~~~~~~   ~~~~~~~~  ~~~~~~~~~~
 Accumulated benefit obligation             $(642.3)   $(522.8)  $(1,165.1)
                                            ~~~~~~~~   ~~~~~~~~  ~~~~~~~~~~
 Projected benefit obligation               $(736.0)   $(539.8)  $(1,275.8)
Plan assets at fair value                     780.8      401.2     1,182.0
                                            ~~~~~~~~   ~~~~~~~~  ~~~~~~~~~~
Excess of assets over (under) projected
 benefit obligation                            44.8     (138.6)   (   93.8)
Unrecognized net experience loss               17.6        3.1        20.7
Unrecognized prior service cost                22.7       98.5       121.2
Additional minimum liability                      -     ( 87.7)   (   87.7)
Unamortized transition asset                 ( 36.1)    ( 11.5)   (   47.6)
                                            ~~~~~~~~   ~~~~~~~~  ~~~~~~~~~~
Accrued pension asset (liability)           $  49.0    $(136.2)  $(   87.2)
                                            ~~~~~~~~   ~~~~~~~~  ~~~~~~~~~~
1992
~~~~
Actuarial present value of:
 Vested benefit obligation                  $(358.5)   $(393.0)  $  (751.5)
                                            ~~~~~~~~   ~~~~~~~~  ~~~~~~~~~~
 Accumulated benefit obligation             $(414.2)   $(480.7)  $  (894.9)
                                            ~~~~~~~~   ~~~~~~~~  ~~~~~~~~~~
 Projected benefit obligation               $(468.6)   $(529.8)  $  (998.4)
Plan assets at fair value                     542.4      481.1     1,023.5
                                            ~~~~~~~~   ~~~~~~~~  ~~~~~~~~~~
Excess of assets over (under) projected
 benefit obligation                            73.8     ( 48.7)       25.1
Unrecognized net experience gain             ( 23.1)    ( 28.1)     ( 51.2)
Unrecognized prior service cost                 9.7       66.8        76.5
Additional minimum liability                      -     (  4.3)     (  4.3)
Unamortized transition asset                 ( 32.8)    ( 24.2)     ( 57.0)
                                            ~~~~~~~~   ~~~~~~~~  ~~~~~~~~~~
Accrued pension asset (liability)           $  27.6    $( 38.5)  $  ( 10.9)
                                            ~~~~~~~~   ~~~~~~~~  ~~~~~~~~~~

In 1993, the projected benefit obligation was determined using weighted average discount rates ranging from 6.75 percent for the US plans to 8 percent for the international plans and in 1992 rates ranging from 8 percent to 9 percent, respectively. The assumed long-term rates of compensation increase for salaried plans approximated expected inflation in both 1993 and 1992. The long-term rates of return on assets were assumed to be 9.25 percent in 1993 and 9.6 percent in 1992 for the US plans and 10 percent in 1993 and 11 percent in 1992 for the international plans.

The Company has a non-qualified excess benefit plan that provides certain employees with defined retirement benefits in excess of qualified plan limits imposed by US tax law. In addition, the Company has a supplementary life insurance plan that provides officers and other key employees with term life protection during their active employment and supplemental retirement benefits upon retirement. The cost of these plans was $3.6 in 1993, $3.2 in 1992 and $2.7 in 1991. At December 31, 1993 and 1992, the accrued pension liability for these plans was $18.7 and $15.9, respectively.

In addition to the pension plans, the Company provides certain health care and life insurance benefits to eligible retirees and their dependents. The plans are contributory, with retirees' contributions adjusted annually, and contain other cost-sharing features, such as deductibles, coinsurance and spousal contributions. The general policy is to fund these benefits as claims and premiums are incurred. In 1992, Cummins adopted a new accounting rule for these benefits and chose to recognize immediately the unfunded liability for prior service. Prior to 1992, the cost of benefits for eligible retirees and their dependents was included in costs as funded and totaled $13.6 in 1991.

Net Periodic Cost                                      1993        1992
~~~~~~~~~~~~~~~~~                                     ~~~~~~      ~~~~~~
Service cost for benefits earned during the year      $  5.7      $  5.2
Interest cost on benefit obligation                     29.5        29.7
Other                                                    (.1)          -
                                                      ~~~~~~~     ~~~~~~
Net periodic cost                                     $ 35.1      $ 34.9
                                                      ~~~~~~~     ~~~~~~

Funded Status
~~~~~~~~~~~~~
Actuarial present value of accumulated benefit
 obligation for:
 Retirees                                             $210.0      $241.7
 Employees eligible to retire                          102.1        55.6
 Other active plan participants                        191.7        99.9
Unrecognized prior service cost                        (24.5)          -
Unrecognized net experience loss                       (69.2)       (1.9)
                                                      ~~~~~~~     ~~~~~~~
Accrued benefit liability                             $410.1      $395.3
                                                      ~~~~~~~     ~~~~~~~

The weighted average discount rate used in determining the accumulated benefit obligation was 6.75 percent in 1993 and 8 percent in 1992.
The trend rate for medical benefits provided prior to Medicare eligibility is 15.5 percent, grading down to an ultimate rate of 4.5 percent by 2006. For medical benefits provided after Medicare eligibility, the trend rate is 8 percent, grading down to an ultimate rate of 4.5 percent by 1997. The health care cost trend rate assumption has a significant effect on the determination of the accumulated benefit obligation. For example, increasing the rate by 1 percent would increase the accumulated benefit obligation by $29 and net periodic cost by $2.

NOTE 12. EMPLOYEE STOCK PLANS: The Company has various stock incentive plans under which officers and other eligible employees may be awarded stock options, stock appreciation rights and restricted stock during the next 10 years. Under the provisions of the plans, up to 1 percent of the Company's outstanding shares of common stock on December 31 of the preceding year is available for issuance under the plans each year. At December 31, 1993, there were 439,820 shares of common stock available for grant under the plans. There were 78,220 options exercisable under the plans at December 31, 1993.

                                       Number of
                                        Shares      Option Price per Share
                                       ~~~~~~~~~    ~~~~~~~~~~~~~~~~~~~~~~
Outstanding options at 12/31/91         261,360        $15.94 to $38.91
 Granted                                  4,900        $30.94 to $35.28
 Exercised                              (67,260)       $15.94 to $31.38
 Canceled or expired                    ( 3,740)       $20.88 to $30.72
                                        ~~~~~~~~
Outstanding options at 12/31/92         195,260        $15.94 to $38.91
 Granted                                456,150        $37.41 to $52.56
 Exercised                             (123,740)       $15.94 to $40.25
 Canceled or expired                   (  2,600)       $24.20 to $31.63
                                       ~~~~~~~~~
Outstanding options at 12/31/93         525,070        $15.94 to $52.56
                                        ~~~~~~~~

NOTE 13. SHAREHOLDERS' RIGHTS PLAN: The Company has a Shareholders' Rights Plan which it first adopted in 1986. The Rights Plan provides that each share of the Company's common stock has associated with it a stock purchase right. The Rights Plan becomes operative when a person or entity acquires 15 percent of the Company's common stock or commences a tender offer to purchase 20 percent or more of the Company's common stock without the approval of the Company's Board of Directors. In the event a person or entity acquires 15 percent of the Company's common stock, each right, except for the acquiring person's rights, can be exercised to purchase $400 worth of the Company's common stock for $200. In addition, for a period of 10 days after such acquisition, the Board of Directors can exchange such right for a new right which permits the holders to purchase one share of the Company's common stock for $1 per share. If a person or entity commences a tender offer to purchase 20 percent or more of the Company's common stock, unless the Board of Directors redeems the rights within 10 days of the event, each right can be exercised to purchase one share for $200. If the person or entity becomes an acquiring person, the provisions noted above apply. The Rights Plan also allows holders of the rights to purchase shares of the acquiring person's stock at a discount if the Company is acquired or 50 percent of the assets or earnings power of the Company is transferred to an acquiring person.

NOTE 14. SEGMENTS OF THE BUSINESS: The Company operates in a single industry segment -- designing, manufacturing and marketing diesel engines and related products. Manufacturing, marketing and technical operations are maintained in major areas of the world.

Summary financial information is listed below for each geographic area. Earnings (loss) for each area may not be a meaningful representation of each area's contribution to consolidated operating results because of significant sales of products between and among the Company's various domestic and foreign operations.


                                       UK/     All   Corp. Items &
                                US    Europe  Other  Eliminations  Combined
1993                          ~~~~~~  ~~~~~~  ~~~~~  ~~~~~~~~~~~~  ~~~~~~~~
~~~~
Net sales:
 To customers in the area     $2,374   $590   $439      $   -      $3,403
 To customers outside the
  area                           589    251      5          -         845
 Intergeographic transfers       317    149     84       (550)          -
                              ~~~~~~   ~~~~   ~~~~      ~~~~~~     ~~~~~~
 Total                        $3,280   $990   $528      $(550)     $4,248
                              ~~~~~~   ~~~~   ~~~~      ~~~~~~     ~~~~~~
Earnings (loss) before
 income taxes                 $  140   $ 89   $ 19      $( 43)     $  205
                              ~~~~~~   ~~~~   ~~~~      ~~~~~~     ~~~~~~
Identifiable assets           $1,487   $407   $340      $ 157      $2,391
                              ~~~~~~   ~~~~   ~~~~      ~~~~~~     ~~~~~~
1992
~~~~
Net sales:
 To customers in the area     $1,996   $616   $418      $   -      $3,030
 To customers outside the
  area                           508    209      2          -         719
 Intergeographic transfers       273    129     69       (471)          -
                              ~~~~~~   ~~~~   ~~~~      ~~~~~~     ~~~~~~
 Total                        $2,777   $954   $489      $(471)     $3,749
                              ~~~~~~   ~~~~   ~~~~      ~~~~~~     ~~~~~~
Earnings (loss) before
 income taxes                 $   32   $ 93   $  5      $( 54)     $   76
                              ~~~~~~   ~~~~   ~~~~      ~~~~~~     ~~~~~~
Identifiable assets           $1,432   $404   $322      $  72      $2,230
                              ~~~~~~   ~~~~   ~~~~      ~~~~~~     ~~~~~~
1991
~~~~
Net sales:
 To customers in the area     $1,946   $568   $427      $   -      $2,941
 To customers outside the
  area                           276    188      1          -         465
 Intergeographic transfers       250    117     80       (447)          -
                              ~~~~~~   ~~~~   ~~~~      ~~~~~~     ~~~~~~
 Total                        $2,472   $873   $508      $(447)     $3,406
                              ~~~~~~   ~~~~   ~~~~      ~~~~~~     ~~~~~~
Earnings (loss) before
 income taxes                 $  (74)  $ 62   $ 21      $( 55)     $  (46)
                              ~~~~~~~  ~~~~   ~~~~      ~~~~~~     ~~~~~~~
Identifiable assets           $1,148   $462   $322      $ 109      $2,041
                              ~~~~~~~  ~~~~   ~~~~      ~~~~~~     ~~~~~~~

Total sales for each geographic area are classified by manufacturing source and include sales to customers within and outside the area and intergeographic transfers. Transfer prices for sales between the Company's various operating units generally are at arm's length, based upon business conditions, distribution costs and other costs which are expected to be incurred in producing and marketing products.
Corporate items include interest and other income and expense. Identifiable assets are those resources associated with the operations in each area. Corporate assets are principally cash and investments.

The Company generally sells its products on open account under credit terms customary to the region of distribution. The Company performs ongoing credit evaluations of its customers and generally does not require collateral to secure its customers' receivables.

Net Sales by Marketing Territory         1993       1992       1991
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~        ~~~~~~     ~~~~~~     ~~~~~~
United States                           $2,389     $2,016     $1,955
United Kingdom/Europe                      600        629        582
Asia/Far East/Australia                    559        455        340
Mexico/South America                       330        355        290
Canada                                     257        187        161
Africa/Middle East                         113        107         78
                                        ~~~~~~     ~~~~~~     ~~~~~~
Net sales                               $4,248     $3,749     $3,406
                                        ~~~~~~     ~~~~~~     ~~~~~~

NOTE 15. GUARANTEES, COMMITMENTS AND CONTINGENT LIABILITIES: In connection with the disposition of certain products and operations in 1989, the Company sold substantially all of the loan and lease portfolios of its former finance subsidiary. Under the terms of the sale, the purchaser has recourse to Cummins should certain amounts of the loans or leases prove to be uncollectible. At December 31, 1993,
the loan and lease portfolios amounted to $14.3.   Accounts receivable
that have been sold with recourse amounted to $26.5 at December 31, 1993.

At December 31, 1993, the Company was a party to interest rate swap agreements, maturing in 1994 and having an aggregate notional amount of $12.0. The Company had $258.3 of foreign exchange contracts outstanding at December 31, 1993. The foreign exchange contracts mature through 1995 and are denominated primarily in UK sterling, Japanese yen and European currencies. The Company had a currency swap with a notional amount of $202.6 at December 31, 1993, which matures in 1994. Commodity futures contracts of $5.2 were outstanding at December 31, 1993. These contracts mature through 1995. At December 31, 1993, commitments under outstanding letters of credit, guarantees and contingencies approximated $100.

Cummins and its subsidiaries are defendants in a number of pending legal actions, including actions relating to use and performance of the Company's products. The Company carries product liability insurance covering significant claims for damages involving personal injury and property damage. The Company also has been identified as a potentially responsible party at several waste disposal sites under US and related state environmental statutes and regulations. The Company denies liability with respect to many of these legal actions and environmental proceedings and vigorously is defending such actions or proceedings. The Company has established reserves for its expected future liability in such actions and proceedings when the nature and extent of such liability can be estimated reasonably based upon presently available information. In the event the Company is determined to be liable for damages in connection with such actions and proceedings, the unreserved and uninsured portion of such liability is not expected to be material.

NOTE 16.  QUARTERLY FINANCIAL DATA (unaudited):

                          First     Second      Third    Fourth      Full
1993                     Quarter    Quarter    Quarter   Quarter     Year
~~~~                     ~~~~~~~    ~~~~~~~    ~~~~~~~   ~~~~~~~   ~~~~~~~~
Net sales               $1,048.4   $1,093.4    $988.3   $1,117.8   $4,247.9
Gross profit               251.0      260.6     239.4      285.9    1,036.9
Earnings before the
 extraordinary item         41.1       48.2      40.7       52.6      182.6
 Net earnings               41.1       48.2      40.7       47.1      177.1
Primary earnings per
 common share:
 Before the extra-
  ordinary item         $   1.12    $  1.32    $ 1.11   $   1.42   $   4.95
 Net                        1.12       1.32      1.11       1.26       4.79
Fully diluted earnings
 per common share:
 Before the extra-
  ordinary item             1.07       1.25      1.06       1.36       4.77
 Net                        1.07       1.25      1.06       1.22       4.63

1992
~~~~
Net sales               $  881.3    $ 948.1    $903.6   $1,016.2   $3,749.2
Gross profit               190.4      211.7     202.7      237.7      842.5
Earnings before the
 extraordinary item &
 cumulative effect of
 accounting changes          5.0       18.8      13.8       29.5       67.1
Net earnings (loss)       (246.1)      18.8      13.8       24.0     (189.5)
Primary & fully
 diluted earnings (loss)
 per common share:
 Before the extra-
  ordinary item &
  cumulative effect of
  accounting changes    $    .10    $   .50    $  .34   $    .79   $   1.77
 Net                       (8.33)       .50       .34        .63      (6.01)


Net earnings in the third quarter of 1993 included a one-time tax credit of $4.4 resulting from the OBRA. As disclosed in Note 7, net earnings in the fourth quarter of 1993 and 1992 included extraordinary charges of $5.5 related to early extinguishments of debt.

(page)


                  CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                                    SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
                               (Dollars in Million)
                  ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~


                            Balance            Retirements           Balance
                            Jan. 1     Adds.    or Sales   Other     Dec. 31
                            ~~~~~~~~   ~~~~~~   ~~~~~~~~   ~~~~~~    ~~~~~~~~
1993
~~~~
Land and buildings          $  351.9   $  8.3    $  5.5    $  3.2    $  357.9
Machinery, equipment
 and fixtures                1,680.7     46.4     109.5      72.3     1,689.9
Construction in progress        89.7    129.0       2.0     (84.0)      132.7
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~   ~~~~~~~~
Total                       $2,122.3   $183.7    $117.0    $( 8.5)   $2,180.5
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~   ~~~~~~~~
1992
~~~~
Land and buildings          $  354.3   $  1.4    $   .4    $( 3.4)   $  351.9
Machinery, equipment
 and fixtures                1,666.8     38.4      56.9      32.4     1,680.7
Construction in progress        89.9    100.8        .4     (99.6)       89.7
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~   ~~~~~~~~
Total                       $2,110.0   $140.6    $ 57.7    $(70.6)   $2,122.3
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~   ~~~~~~~~
1991
~~~~
Land and buildings          $  330.7   $ 19.5    $  2.5    $  6.6    $  354.3
Machinery, equipment
 and fixtures                1,588.9     34.1      44.9      88.7     1,666.8
Construction in progress       107.7     88.6       2.3    (105.1)       88.9
                            ~~~~~~~~   ~~~~~~    ~~~~~~   ~~~~~~~~   ~~~~~~~~
Total                       $2,027.3   $142.2    $ 49.7    $( 9.8)   $2,110.0
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~   ~~~~~~~~




The net change in "Other" primarily represents translation adjustments per SFAS No. 52.








(page)


               CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                                SCHEDULE VI
         ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                           (Dollars in Millions)
         ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~


                            Balance            Retirements           Balance
                            Jan. 1     Adds.    or Sales   Other     Dec. 31
                            ~~~~~~~~   ~~~~~~   ~~~~~~~~   ~~~~~~    ~~~~~~~~
1993
~~~~
Buildings                   $  156.8   $ 11.9    $  2.5    $( 1.9)  $  164.3
Machinery, equipment
 and fixtures                1,036.8    110.0      86.5     ( 2.3)   1,058.0
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~  ~~~~~~~~
Total                       $1,193,6   $121.9    $ 89.0    $( 4.2)  $1,222.3
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~  ~~~~~~~~
1992
~~~~
Buildings                   $  149.1   $ 11.9    $   .1    $( 4.1)  $  156.8
Machinery, equipment
 and fixtures                1,007.9    108.5      52.2     (27.4)   1,036.8
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~  ~~~~~~~~
Total                       $1,157.0   $120.4    $ 52.3    $(31.5)  $1,193.6
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~  ~~~~~~~~
1991
~~~~
Buildings                   $  139.2   $ 11.7    $  1.3    $(  .5)  $  149.1
Machinery, equipment
 and fixtures                  966.9    113.3      42.0    ( 30.3)   1,007.9
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~  ~~~~~~~~
Total                       $1,106.1   $125.0    $ 43.3    $(30.8)  $1,157.0
                            ~~~~~~~~   ~~~~~~    ~~~~~~    ~~~~~~~  ~~~~~~~~



The net change in "Other" primarily represents translation adjustments per SFAS No. 52.




(page)


              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                               SCHEDULE VIII
                    VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Millions)
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~



                                                  1993      1992      1991
                                                  ~~~~      ~~~~      ~~~~

Allowance for Doubtful Accounts:
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
Balance beginning of period                      $11.8     $14.4     $14.6
Additions:
 Provisions                                        4.9       1.8       2.8
 Recoveries and translation adjustments             .1       (.1)       .7
Deductions:
 Write-offs                                        7.3       4.3       3.7
                                                  ~~~~      ~~~~      ~~~~
Balance end of period                            $ 9.5     $11.8     $14.4
                                                 ~~~~~     ~~~~~     ~~~~~
Tax Valuation Allowance:
~~~~~~~~~~~~~~~~~~~~~~~~
Balance beginning of period                     $124.4
Additions to offset increases in deferred
 tax assets related to:
  Tax benefit carryforwards recognized as
  assets upon the initial January 1, 1992
  adoption of SFAS No. 109                           -    $139.9
  Additional general business tax credits
  for 1992 and 1993 research tax credits
  generated                                       14.1         -
  Increase in the value of net operating
  tax carryforwards as a result of the
  OBRA tax rate increase                           1.7         -
  Reduction in the utilization of net
  operating loss carryforwards due to
  extraordinary charges for early
  extinguishment of debt                           1.9       1.9
Deductions to reflect reductions in
deferred tax assets related to actual
utilization of tax benefit carryforwards         (41.5)    (17.4)
Other                                               .1         -
                                                ~~~~~~    ~~~~~~
                                                $100.7    $124.4
                                                ~~~~~~    ~~~~~~


(page)


                CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                                  SCHEDULE IX
                             SHORT-TERM BORROWINGS
                             (Dollars in Millions)
                ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

                   At Year-end                      During the Year
               ~~~~~~~~~~~~~~~~~~~~    ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
                           Average                                   Average
                           Interest      Maximum        Average      Interest
               Borrowed      Rate      Outstanding    Outstanding      Rate
               ~~~~~~~~    ~~~~~~~~    ~~~~~~~~~~~    ~~~~~~~~~~~    ~~~~~~~~
1993
~~~~
Domestic        $   -           -         $40.0          $25.9         4.0%
Foreign          13.4        18.4%         42.2           11.6        11.5%
                ~~~~~                     ~~~~~          ~~~~~
Total           $13.4                     $82.2          $37.5
                ~~~~~                     ~~~~~          ~~~~~
1992
~~~~
Domestic        $40.0         4.8%        $61.0          $38.9         4.4%
Foreign          10.5        11.9%         12.5           17.7        13.0%
                ~~~~~                     ~~~~~          ~~~~~
Total           $50.5                     $73.5          $56.6
                ~~~~~                     ~~~~~          ~~~~~
1991
~~~~
Domestic        $10.0         6.4%        $35.3          $26.6        6.5%
Foreign          11.3        12.3%         17.7           15.0       12.7%
                ~~~~~                     ~~~~~          ~~~~~
Total           $21.3                     $53.0          $41.6
                ~~~~~                     ~~~~~          ~~~~~

Average outstanding borrowings during the year were calculated for each entity based on the sum of daily outstanding balances divided by 365 days, or using the average monthly balances.

Average interest rates during the year were calculated by dividing related interest expense for the year by average outstanding borrowings.

Short-term borrowings are payable to banks and include amounts outstanding under various formal and informal credit arrangements including certain amounts where related interest rates are subsidized to promote trade exports. The Company also maintains a $300 revolving credit agreement available for short- and/or long-term borrowings with banks. At December 31, 1993, there were no outstanding borrowings under this agreement. At December 31, 1992, the Company had $40.0 outstanding short-term borrowings and $50.0 outstanding long-term borrowings under this agreement. At December 31, 1991, the Company had $20.0 of outstanding long-term borrowings under this agreement.

(page)


               CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                                 SCHEDULE X
                 SUPPLEMENTARY INCOME STATEMENT INFORMATION
                            (Dollars in Millions)
               ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~





                                         1993        1992        1991
                                        ~~~~~~      ~~~~~~      ~~~~~~


Maintenance and repairs                 $145.0      $125.1      $118.7



Depreciation & amortization
 of intangibles                         $125.1      $122.5      $127.2



(page)


                              SIGNATURES
                              ~~~~~~~~~~

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS ENGINE COMPANY, INC.



By     /s/Peter B. Hamilton          By    /s/John McLachlan
       ~~~~~~~~~~~~~~~~~~~~                ~~~~~~~~~~~~~~~~~
       P. B. Hamilton                      J. McLachlan
       Vice President & Chief              Vice President - Corporate
       Financial Officer                   Controller (Principal
       (Principal Financial                Accounting Officer)
       Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                 Title                                  Date
~~~~~~~~~~                 ~~~~~                                  ~~~~

                           Director & Chairman of the Board       3/4/94
       *                   of Directors & Chief Executive
~~~~~~~~~~~~~~~~~~~~~      Officer (Principal Executive Officer)
(H. B. Schacht)


       *                   Director and President & Chief         3/4/94
~~~~~~~~~~~~~~~~~~~~~      Operating Officer
(J. A. Henderson)

       *                                                          3/4/94
~~~~~~~~~~~~~~~~~~~~~      Director
(H. Brown)

       *
~~~~~~~~~~~~~~~~~~~~~      Director                               3/4/94
(R. J. Darnall)

       *
~~~~~~~~~~~~~~~~~~~~~      Director                               3/4/94

(J. D. Donaldson)

       *
~~~~~~~~~~~~~~~~~~~~~      Director                               2/24/94
(W. Y. Elisha)

       *
~~~~~~~~~~~~~~~~~~~~~      Director                               2/22/94
(H. H. Gray)


~~~~~~~~~~~~~~~~~~~~~      Director
(D. G. Mead)

       *
~~~~~~~~~~~~~~~~~~~~~      Director                               3/4/94
(J. I. Miller)

       *
~~~~~~~~~~~~~~~~~~~~~      Director                               2/22/94
(W. I. Miller)

       *
~~~~~~~~~~~~~~~~~~~~~      Director                               3/4/94
(D. S. Perkins)


~~~~~~~~~~~~~~~~~~~~~      Director
(W. D. Ruckelshaus)

       *
~~~~~~~~~~~~~~~~~~~~~      Director                               2/22/94
(F. A. Thomas)

       *                                                          3/4/94
~~~~~~~~~~~~~~~~~~~~~      Director
(J. L. Wilson)



By     /s/Steven L. Zeller
       ~~~~~~~~~~~~~~~~~~~
       Steven L. Zeller
       Attorney-in-fact




(page)

CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
EXHIBIT INDEX
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~


3(a) Restated Articles of Incorporation of Cummins Engine Company, Inc., as amended (incorporated by reference to Quarterly
        Report on Form 10-Q for the quarter ended October 1, 1989 and by reference to Form 8-K, dated July 16, 1990).

3(b) By-laws, as amended and restated, of the Company (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988 and by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1980).

4(b) Revolving Credit Agreement dated as of June 4, 1993, among Cummins Engine Company, Inc., certain banks, Chemical Bank as Administrative Agent and Morgan Guaranty Trust Company of New York as Co-Agent (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 4, 1993).

4(c) Rights Agreement, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989, by reference to Form 8-K, dated July 26, 1990, by reference to Form 8, dated November 6, 1990, by reference to Form 8-A12B/A, dated November 1, 1993, and by reference to Form 8-A12B/A, dated January 12, 1994).

10(a) Target Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1992).

10(b) Five-Year Performance Plan, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988).

10(c) Key Employee Stock Investment Plan, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988).

10(d) Supplemental Life Insurance and Deferred Income Program, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988).

10(e) Financial Counseling Program, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1983).

10(f) 1986 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1986).

10(g) Deferred Compensation Plan for Non-Employee Directors, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988).

10(h) Key Executive Compensation Protection Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988).

10(i) Excess Benefit Retirement Plan, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1988).

10(j) Performance Share Plan, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31,
        1988).

10(k) Restated Sponsors Agreement between Case Corporation and Cummins Engine Company, Inc., dated December 7, 1990, together with the Restated Partnership Agreement between Case Engine Holding Company, Inc., and Cummins Engine Holding Company, Inc., dated December 7, 1990 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31,
        1990).

10(l) Retirement Plan for Non-Employee Directors of Cummins Engine Company, Inc., (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989).

10(m) Stock Unit Appreciation Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31,
        1990).

10(n) Investment Agreement between Ford Motor Company and Cummins Engine Company, Inc., dated July 16, 1990 (incorporated by reference to Form 8-K, dated July 26, 1990).

10(o) Investment Agreement between Tenneco Inc., and Cummins Engine Company, Inc., dated July 16, 1990 (incorporated by reference to Form 8-K, dated July 26, 1990).

10(p) Investment Agreement between Kubota Corporation and Cummins Engine Company, Inc., dated July 16, 1990 (incorporated by reference to Form 8-K, dated July 26, 1990).

10(q)   Three Year Performance Plan (incorporated by reference to
        Annual Report on Form 10-K for the year ended December 31,
        1992).

10(r) Consulting Arrangement with Harold Brown (incorporated by reference to the description thereof provided in the Company's definitive Proxy Statement, dated March 4, 1994).

10(s)   1992 Stock Incentive Plan (incorporated by reference to
        Quarterly Report on Form 10-Q for the quarter ended April 4,
        1993).

11 Schedule of Computation of Per Share Earnings for each of the three years ended December 31, 1993 (filed herewith).

21      Subsidiaries of the Registrant (filed herewith).

23      Consent of Arthur Andersen & Co. (filed herewith).

24      Powers of Attorney (filed herewith).