Form 10-Q
period 1994-04-03
CUMMINS ENGINE CO INC
filed 1994-05-16
CIK 26172

TABLE OF CONTENTS
                              ~~~~~~~~~~~~~~~~~

                                                                Page No.
                                                                ~~~~~~~~

PART I.  FINANCIAL INFORMATION
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the First           2
         Quarter Ended April 3, 1994 and April 4, 1993

         Consolidated Statement of Financial Position at            3
         April 3, 1994 and December 31, 1993

         Consolidated Statement of Cash Flows for the First         4
         Quarter Ended April 3, 1994 and April 4, 1993

         Notes to Consolidated Financial Statements                 5


Item 2.  Management's Discussion and Analysis of Results of         6
         Operations and Financial Condition


PART II.  OTHER INFORMATION
~~~~~~~~~~~~~~~~~~~~~~~~~~~

Item 4.  Submission of Matters to a Vote of Security Holders       11

Item 6.  Exhibits and Reports on Form 8-K                          12

         Index to Exhibits                                         14

(Page)

            CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                                Unaudited
                   (Millions, Except per Share Amounts)
            ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~


                                                  First Quarter Ended
                                                  4/3/94         4/4/93
                                                 ~~~~~~~~       ~~~~~~~~

NET SALES                                        $1,099.2       $1,048.4
Cost of goods sold                                  828.6          797.4
                                                 ~~~~~~~~       ~~~~~~~~

GROSS PROFIT                                        270.6          251.0
Selling & administrative expenses                   148.6          140.6
Research & engineering expenses                      54.0           49.6
Interest expense                                      4.5            9.6
Other expense                                           -            3.4
                                                 ~~~~~~~~       ~~~~~~~~
Earnings before income taxes                         63.5           47.8
Provision for income taxes                            8.9            6.7
                                                 ~~~~~~~~       ~~~~~~~~
NET EARNINGS                                         54.6           41.1
Preference stock dividends                              -            2.1
                                                 ~~~~~~~~       ~~~~~~~~
EARNINGS AVAILABLE FOR COMMON SHARES             $   54.6       $   39.0
                                                 ~~~~~~~~       ~~~~~~~~
                                                 ~~~~~~~~       ~~~~~~~~
Primary earnings per common share                $   1.35       $   1.12
Fully diluted earnings per common share              1.35           1.07
Cash dividends declared per common share             .125           .025

(page)

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
                   (Millions, Except per Share Amounts)
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

                                                     4/3/94      12/31/93
                                                    ~~~~~~~~     ~~~~~~~~
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $   94.9     $   77.3
  Receivables less allowances of $10.0 & $9.5          472.7        426.3
  Inventories                                          485.6        440.2
  Other current assets                                 131.6        127.9
                                                    ~~~~~~~~     ~~~~~~~~
                                                     1,184.8      1,071.7
INVESTMENTS AND OTHER ASSETS                           200.9        190.7
PROPERTY, PLANT & EQUIPMENT less accumulated
 depreciation of $1,250.1 & $1,222.3                   962.6        958.2
INTANGIBLES, DEFERRED TAXES & DEFERRED CHARGES         169.7        170.0
                                                    ~~~~~~~~     ~~~~~~~~
TOTAL ASSETS                                        $2,518.0     $2,390.6
                                                    ~~~~~~~~     ~~~~~~~~
                                                    ~~~~~~~~     ~~~~~~~~
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Loans payable                                     $   37.4     $   13.4
  Current maturities of long-term debt                  32.6         32.6
  Accounts payable                                     284.9        267.5
  Other current liabilities                            417.7        386.8
                                                    ~~~~~~~~     ~~~~~~~~
                                                       772.6        700.3
                                                    ~~~~~~~~     ~~~~~~~~
LONG-TERM DEBT                                         188.3        189.6
                                                    ~~~~~~~~     ~~~~~~~~
OTHER LIABILITIES                                      684.1        679.6
                                                    ~~~~~~~~     ~~~~~~~~
SHAREHOLDERS' INVESTMENT:
 Convertible preference stock, no par value,
  .2 shares outstanding                                    -        112.2
 Common stock, $2.50 par value, 43.7 & 40.6
  shares issued                                        109.1        101.5
 Additional contributed capital                        922.4        822.8
 Retained earnings                                      53.5          4.1
 Common stock in treasury, at cost, 2.1 shares         (67.3)       (67.3)
 Unearned ESOP compensation                            (55.0)       (59.3)
 Cumulative translation adjustments                    (89.7)       (92.9)
                                                    ~~~~~~~~~    ~~~~~~~~~
                                                       873.0        821.1
                                                    ~~~~~~~~     ~~~~~~~~
TOTAL LIABILITIES & SHAREHOLDERS' INVESTMENT        $2,518.0     $2,390.6
                                                    ~~~~~~~~     ~~~~~~~~
                                                    ~~~~~~~~     ~~~~~~~~
(page)

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         Unaudited (Millions)
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

                                                  First Quarter Ended
                                                  4/3/94         4/4/93
                                                 ~~~~~~~~       ~~~~~~~~
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                     $ 54.6         $ 41.1
                                                  ~~~~~~         ~~~~~~
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                    29.0           31.7
   Accounts receivable                             (44.8)         (65.8)
   Inventories                                     (43.5)         (22.3)
   Accounts payable and accrued expenses            51.3           31.9
   Other                                             6.8            7.4
                                                  ~~~~~~~        ~~~~~~~
   Total adjustments                                (1.2)         (17.1)
                                                  ~~~~~~~        ~~~~~~~
 Net cash provided by operating activities          53.4           24.0
                                                  ~~~~~~~        ~~~~~~~
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment:
  Additions                                        (34.4)          (27.3)
  Disposals                                          2.7              .3
 Investments in and advances to affiliates
  and unconsolidated companies                     (16.2)           21.6
 Acquisitions of new business activities               -             3.4
 Net cash proceeds from the disposition of
  certain business activities                          -             1.3
                                                  ~~~~~~~         ~~~~~~~
 Net cash used in investing activities             (47.9)          (  .7)
                                                  ~~~~~~~         ~~~~~~~
NET CASH FLOWS FROM OPERATING & INVESTING
 ACTIVITIES                                          5.5            23.3
                                                  ~~~~~~          ~~~~~~
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                              -            48.6
 Payments on borrowings                            ( 1.9)          (69.8)
 Net borrowings under credit agreements             24.1            21.5
 Payments of dividends                             ( 5.2)          ( 2.9)
 Other                                             ( 5.0)          ( 5.6)
                                                  ~~~~~~~         ~~~~~~~
 Net cash provided by (used for)
  financing activities                              12.0           ( 8.2)
                                                  ~~~~~~          ~~~~~~~
EFFECT OF EXCHANGE RATE CHANGES ON CASH               .1           (  .3)
                                                  ~~~~~~          ~~~~~~~
NET CHANGE IN CASH & CASH EQUIVALENTS               17.6            14.8
Cash & cash equivalents at beginning of year        77.3            54.2
                                                  ~~~~~~          ~~~~~~
CASH & CASH EQUIVALENTS AT END OF QUARTER         $ 94.9          $ 69.0
                                                  ~~~~~~          ~~~~~~
                                                  ~~~~~~          ~~~~~~
(page)


             CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited
             (Dollars in Millions, Unless Otherwise Stated)
             ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~



NOTE 1. ACCOUNTING POLICIES: The CONSOLIDATED FINANCIAL STATEMENTS for the interim periods ended April 3, 1994 and April 4, 1993 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

NOTE 2. INCOME TAXES: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. In the first quarter of 1994 and 1993, the Company recognized approximately $11 and $10, respectively, related to a reduction in its valuation allowance for tax loss carryforwards.

NOTE 3. Preference Stock Redemption: On January 24, 1994, the Company called for redemption, at a price of $51.05 per depositary share, plus accrued dividends, of its outstanding Convertible Exchangeable Preference Stock, which had a face value of $112.2 at December 31, 1993. Holders elected to convert their shares into 2.9 million shares of common stock prior to the redemption date. Had the stock conversion occurred on January 1, 1994, pro forma net earnings per share would have approximated $1.31 in the first quarter of 1994.

NOTE 4. EARNINGS PER SHARE: Primary earnings per share of common stock are computed by subtracting preference stock dividend requirements from net earnings and dividing that amount by the weighted average number of common shares outstanding during the period. The weighted average number of shares, which includes the exercise of certain stock options granted to employees, was 40.3 million in the first quarter of 1994 and 34.8 million in the first quarter of 1993. Fully diluted earnings per share are computed by dividing net earnings by the weighted average number of shares assuming the exercise of stock options and conversion of debt and preference stock to common stock.

(page)

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          FINANCIAL CONDITION
              (Dollars In Millions, Unless Otherwise Stated)
    ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~


OVERVIEW
~~~~~~~~

Cummins continued to benefit from strong business conditions in most of its markets in the first quarter of 1994. Net sales were $1,099.2, compared to $1,048.4 in the first quarter of 1993. Net earnings were $54.6, or $1.35 per share, in the first quarter of 1994, compared to $4.1, or $1.12 per share, in the first quarter of 1993. The North American heavy-duty truck market remained at high levels of production. Sales of midrange engines were higher than in the first quarter of 1993. However, in the first quarter of 1994, midrange engine sales in North America were reduced because of advance purchases made by some truck and bus customers at the end of 1993 to avoid price increases. Power generation sales benefited from improvements in the market for power units in recreational vehicles. Sales to industrial markets also increased, particularly for construction and agricultural applications.

RESULTS OF OPERATIONS
~~~~~~~~~~~~~~~~~~~~~

The percentage relationships between net sales and other elements of the Company's CONSOLIDATED STATEMENT OF EARNINGS for the comparative reporting periods were:

                                                First Quarter
Percent of Net Sales                            1994     1993
~~~~~~~~~~~~~~~~~~~~                            ~~~~~    ~~~~~

Net sales                                       100.0    100.0
Cost of goods sold                               75.4     76.1
                                                ~~~~~    ~~~~~
Gross profit                                     24.6     23.9
Selling and administrative expenses              13.5     13.4
Research and engineering expenses                 4.9      4.7
Interest expense                                   .4       .9
Other expense                                       -       .3
                                                ~~~~~    ~~~~~
Earnings before income taxes                      5.8      4.6
Provision for income taxes                         .8       .7
                                                ~~~~~    ~~~~~
Net earnings                                      5.0      3.9
                                                ~~~~~    ~~~~~
                                                ~~~~~    ~~~~~

     Sales by Market
     ~~~~~~~~~~~~~~~

Sales for each of the Company's markets for the comparative reporting periods were:

                                 First Quarter 1994    First Quarter 1993
                                  Dollars   Percent     Dollars   Percent
                                  ~~~~~~~   ~~~~~~~     ~~~~~~~   ~~~~~~~

Heavy-duty truck                     335       31          324       31
Midrange truck                       100        9           86        8
Power generation                     230       21          213       20
Bus & light commercial vehicles      156       14          147       14
Industrial products                  124       11          118       11
Government                            15        1           28        3
Marine                                17        2           17        2
Fleetguard, Holset and
 Cummins Electronics (a)             122       11          115       11
                                   ~~~~~      ~~~        ~~~~~      ~~~
Net sales                          1,099      100        1,048      100
                                   ~~~~~      ~~~        ~~~~~      ~~~
                                   ~~~~~      ~~~        ~~~~~      ~~~

(a) Included sales of McCord in the first quarter of 1993.

Sales of $335 to the heavy-duty market in the first quarter of 1994 were 3 percent higher than in the first quarter of 1993. This increase was attributable to the strong North American heavy-duty market. In the first quarter of 1994, the Company's heavy-duty engine shipments in North America increased 9 percent over the first-quarter 1993 level. The Company continues to lead this market with a 34-percent market share. In general, shipments of the Company's heavy-duty truck engines for international markets in the first quarter of 1994 were essentially level with the first quarter of 1993.

Midrange truck engine sales in the first quarter of 1994 were $14 higher than in the first quarter of 1993. The effect of a decrease in shipments of midrange engines for the North American market was offset by an increase in shipments to international markets, primarily in the United Kingdom where there were unusually low shipments in the first quarter of 1993. The first-quarter 1994 decrease in North American shipments was due to advance purchases by some midrange engine truck customers at the end of 1993 to avoid price increases. Shipments of these engines are projected to increase in the second quarter of 1994.

Power generation sales in the first quarter of 1994 were $230, compared to $213 in the first quarter of 1993. The 8-percent increase was due to a strengthening of the market for power units in recreational vehicles and the continued increase in demand for alternators. Power generation sales also continued to benefit from demand for industrial generator sets in international markets.

In the bus and light commercial vehicle market, the Company's sales were $156 in the first quarter of 1994, compared to $147 in the first quarter of 1993. The 6-percent increase in sales was due primarily to pricing actions, with actual engine shipments approximately 9 percent lower than first-quarter 1993. The lower level of engine shipments was due primarily to advance purchases of midrange engines for the North American bus market at the end of 1993.

Sales to industrial markets increased 5 percent in the first quarter of 1994, compared to the first quarter of 1993. This increase in sales was due primarily to improvements in both North American and international construction markets. Shipments for the agricultural market in North America also showed modest gains in the first quarter of 1994.

Engine shipments for all markets in the first quarter of 1994 were 69,900, compared to 67,900 in the first quarter of 1993. Shipments by engine family for the comparative periods were:

                                          First Quarter
                                         1994       1995
                                        ~~~~~~     ~~~~~~

Midrange engines                        45,000     44,300
Heavy-duty engines                      23,000     21,600
High-horsepower engines                  1,900      2,000
                                        ~~~~~~     ~~~~~~
Total engine shipments                  69,900     67,900
                                        ~~~~~~     ~~~~~~
                                        ~~~~~~     ~~~~~~

     Gross Profit
     ~~~~~~~~~~~~~

The Company's gross profit percentage was 24.6 percent in the first quarter of 1994, compared to 23.9 percent in the first quarter of 1993. The key factors contributing to the improved margin in the first quarter of 1994 were the increase in demand for the Company's products and the full-year effect of price increases subsequent to the first quarter of 1993. This was partially offset by an increase in costs associated with product coverage programs. The cost of these programs, which includes both warranty and extended coverage, was 2.7 percent of net sales in the first quarter of 1994, compared to 2.2 percent of net sales in the first quarter of 1993. This increase was attributable to higher product coverage provisions for new product introductions.

     Operating Expense
     ~~~~~~~~~~~~~~~~~

Selling and administrative expenses were $148.6, or 13.5 percent of net sales, in the first quarter of 1994, compared to $140.6, or 13.4 percent of net sales, in the first quarter of 1993. The increase in expenditures in the first quarter of 1994 was primarily attributable to the increase in demand for the Company's products. The increase of $4.4 in research and engineering expenses in the first quarter of 1994, compared to the first quarter of 1993, was due to increased expenditures for fuel systems and for ongoing product development.

     Interest Expense
     ~~~~~~~~~~~~~~~~

Interest expense was $4.5 in the first quarter of 1994, compared to $9.6 in the first quarter of 1993. The decrease in interest expense in the first quarter of 1994 was due to the Company's early retirement and redemption of debt obligations during 1993.

     Provision For Income Taxes
     ~~~~~~~~~~~~~~~~~~~~~~~~~~

As disclosed in NOTE 2 to the CONSOLIDATED FINANCIAL STATEMENTS, the Company reduced its valuation allowance for tax loss carryforwards approximately $11 in the first quarter of 1994 and $10 in the first quarter of 1993.

FINANCIAL CONDITION AND CASH FLOW
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

Key elements of the CONSOLIDATED STATEMENT OF CASH FLOWS were:

                                                       1994      1993
                                                      ~~~~~~    ~~~~~~

Net cash provided by operating activities             $53.4     $24.0
Net cash used for investing activities                (47.9)     ( .7)
                                                      ~~~~~~    ~~~~~~
Net cash flows from operating and investing
 activities                                             5.5      23.3
Net cash provided by (used for) financing activities   12.0      (8.2)
Effect of exchange rate changes on cash                  .1      ( .3)
                                                      ~~~~~     ~~~~~~
Net change in cash and cash equivalents               $17.6     $14.8
                                                      ~~~~~     ~~~~~
                                                      ~~~~~     ~~~~~

During the first quarter of 1994, the Company generated cash flows from operating activities of $53.4, compared to $24.0 in the first quarter of 1993, due to improved earnings and a reduction in net working capital requirements. Investing activities required net cash resources of $47.9 for capital expenditures and investments in and advances to affiliates and unconsolidated companies. Cash reserves increased $17.6 during the quarter to $94.9.

On January 24, 1994, the Company called for redemption, at a price of $51.05 per depositary share, plus accrued dividends, its outstanding Convertible Exchangeable Preference Stock, which had a face value of $112.2 at December 31, 1993. In lieu of accepting the cash redemption price, virtually all of the holders elected to convert their preference stock into common stock of the Company. As a result, the Company issued 2.9 million shares of common stock to the holders.

Total indebtedness (including the guaranteed notes of the ESOP Trust) was $258.3 at the end of the first quarter of 1994, compared to $235.6 at December 31, 1993. The Company's debt-to-capital ratio was 22.8 percent at the end of the first quarter and 22.3 percent at December 31, 1993.

On January 25, 1994, Moody's Investors Service upgraded the ratings of the senior debt of the Company to investment grade (from Ba1 to Baa2). Moody's stated that the action reflected the favorable intermediate-term outlook for the Company's sales and operating performance as a result of the Company's stronger and more diversified customer base, the expansion of its international presence and better cost controls.

(page)


                       PART II.  OTHER INFORMATION
                       ~~~~~~~~~~~~~~~~~~~~~~~~~~~


Item 4.  Submission of Matters to a Vote of Security Holders
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

The Company held its annual meeting of security holders on April 5, 1994 at which security holders: (a) elected 14 directors of the Company for the ensuing year, (b) ratified the appointment of Arthur Andersen & Co., as auditors for the year 1994, (c) approved the Cummins Engine Company, Inc., Restricted Stock Plan for Non-Employee Directors, and (d) amended the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 150,000,000 shares.

Results of the voting in connection with each of the items were as follows:

Voting on Directors:
~~~~~~~~~~~~~~~~~~~~
                                    For                 Withheld
                                 ~~~~~~~~~~             ~~~~~~~~

H. Brown                         34,542,776              226,628
R. Darnall                       34,557,124              212,280
J. D. Donaldson                  34,430,683              338,721
W. Y. Elisha                     34,559,371              210,033
H. H. Gray                       34,548,706              220,698
J. A. Henderson                  34,573,197              196,207
D. G. Mead                       34,428,226              341,178
J. I. Miller                     34,558,903              210,501
W. I. Miller                     34,571,279              198,125
D. S. Perkins                    34,559,081              210,323
W. D. Ruckelshaus                34,563,696              205,708
H. B. Schacht                    34,568,560              200,844
F. A. Thomas                     34,560,531              208,873
J. L. Wilson                     34,558,981              210,423

Ratification of Accountants:
~~~~~~~~~~~~~~~~~~~~~~~~~~~~

                     For               Against           Abstain
                  ~~~~~~~~~~           ~~~~~~~           ~~~~~~~
                  34,601,673            89,088           78,643

Restricted Stock Plan:
~~~~~~~~~~~~~~~~~~~~~~

                     For               Against          Abstain
                  ~~~~~~~~~~           ~~~~~~~          ~~~~~~~
                  34,168,688           421,624          179,092

Restated Articles of Incorporation:
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

                     For               Against          Abstain
                  ~~~~~~~~~~          ~~~~~~~~~         ~~~~~~~
                  29,998,915          4,551,308         219,181

With regard to the election of directors, votes were cast in favor of or withheld from each nominee; votes that were withheld were excluded entirely from the vote and had no effect. Abstentions on all proposals (except the election of directors) were counted as present for purposes of determining the existence of a quorum regarding the item on which the abstention was voted. Since the amendment of the Restated Articles of Incorporation required the approval of a majority of the outstanding shares, abstentions had the effect of a negative vote. Abstentions on the adoption of the Restricted Stock Plan had the same effect because it required the affirmative vote of a majority of shares present in person or by proxy and entitled to vote. Under the rules of the New York Stock Exchange, brokers who held shares in street name had the authority to vote on certain items when they did not receive instructions from beneficial owners. Brokers that did not receive instructions were entitled to vote on the election of directors and the amendment to the Restated Articles of Incorporation. With respect to the Restricted Stock Plan, brokers could not vote shares held for customers without specific instructions from such customers. Under applicable Indiana law, a broker non-vote had the same effect as a vote against the proposed amendment to the Restated Articles of Incorporation, and had no effect on the outcome of the election of directors or the approval of the Restricted Stock Plan.



Item 6.  Exhibits and Reports on Form 8-K:
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

(a) See the Index to Exhibits on Page 14 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the first quarter of 1994.





                            SIGNATURES
                            ~~~~~~~~~~

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/John McLachlan                                   May 5, 1994
     ~~~~~~~~~~~~~~~~~
     John McLachlan
     Vice President - Corporate Controller
     (Chief Accounting Officer)

(page)


              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
                            INDEX TO EXHIBITS
                            ~~~~~~~~~~~~~~~~~


                                                             Page No.
                                                             ~~~~~~~~

3(a)     Restated Articles of Incorporation of Cummins
         Engine Company, Inc., as amended (filed herewith
         and incorporated by reference to Quarterly
         Report on Form 10-Q for the quarter ended
         October 1, 1989 and by reference to Form 8-K,
         dated July 26, 1990).                                  15

10(s)    1992 Stock Incentive Plan (filed herewith).            16

10(t)    Restricted Stock Plan for Non-Employee Directors
         (filed herewith).                                      25

11       Schedule of Computation of Per Share Earnings
         for the First Quarter ended April 3, 1994 and
         April 4, 1993 (filed herewith).                        27