Form 10-Q
period 1994-07-03
CUMMINS ENGINE CO INC
filed 1994-08-09
CIK 26172

TABLE OF CONTENTS
                              ~~~~~~~~~~~~~~~~~

                                                                Page No.
                                                                ~~~~~~~~

PART I.  FINANCIAL INFORMATION
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Second          2
         Quarter and First Half Ended July 3, 1994 and
         July 4, 1993

         Consolidated Statement of Financial Position at            3
         July 3, 1994 and December 31, 1993

         Consolidated Statement of Cash Flows for the First         4
         Half Ended July 3, 1994 and July 4, 1993

         Notes to Consolidated Financial Statements                 5


Item 2.  Management's Discussion and Analysis of Results of         6
         Operations and Financial Condition


PART II.  OTHER INFORMATION
~~~~~~~~~~~~~~~~~~~~~~~~~~~

Item 6.  Exhibits and Reports on Form 8-K                          10

         Index to Exhibits                                         12

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
                    CONSOLIDATED STATEMENT OF EARNINGS
                    ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
                                Unaudited
                                ~~~~~~~~~
                   (Millions, Except per Share Amounts)
                   ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~



                                        Second Quarter         First Half
                                      ~~~~~~~~~~~~~~~~~~  ~~~~~~~~~~~~~~~~~~
                                        1994      1993      1994      1993
                                      ~~~~~~~~  ~~~~~~~~  ~~~~~~~~  ~~~~~~~~

NET SALES                             $1,204.9  $1,093.4  $2,304.1  $2,141.8
Cost of goods sold                       907.2     832.8   1,735.8   1,630.2
                                      ~~~~~~~~  ~~~~~~~~  ~~~~~~~~  ~~~~~~~~
GROSS PROFIT                             297.7     260.6     568.3     511.6
Selling & administrative expenses        160.8     145.4     309.4     286.0
Research & engineering expenses           56.4      52.0     110.4     101.6
Interest expense                           4.6       9.1       9.1      18.7
Other (income) expense, net                (.7)     (2.0)      (.7)      1.4
                                      ~~~~~~~~  ~~~~~~~~  ~~~~~~~~  ~~~~~~~~
Earnings before income taxes              76.6      56.1     140.1     103.9
Provision for income taxes                10.4       7.9      19.3      14.6
                                      ~~~~~~~~  ~~~~~~~~  ~~~~~~~~  ~~~~~~~~
NET EARNINGS                              66.2      48.2     120.8      89.3
Preference stock dividends                   -       2.0         -       4.1
                                      ~~~~~~~~  ~~~~~~~~  ~~~~~~~~  ~~~~~~~~
EARNINGS AVAILABLE FOR COMMON SHARES  $   66.2  $   46.2  $  120.8  $   85.2
                                      ~~~~~~~~  ~~~~~~~~  ~~~~~~~~  ~~~~~~~~
                                      ~~~~~~~~  ~~~~~~~~  ~~~~~~~~  ~~~~~~~~

Primary earnings per common share $ 1.58 $ 1.32 $ 2.94 $ 2.44 Fully diluted earnings per
 common share                             1.58      1.25      2.94      2.32
Cash dividends declared per
 common share                             1.25      .025       .25       .05

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
                   (Millions, Except per Share Amounts)

                                                     7/3/94      12/31/93
                                                    ~~~~~~~~     ~~~~~~~~
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $  150.1     $   77.3
  Receivables less allowances of $10.4 & $9.5          482.4        426.3
  Inventories                                          508.9        440.2
  Other current assets                                 136.3        127.9
                                                    ~~~~~~~~     ~~~~~~~~
                                                     1,277.7      1,071.7
INVESTMENTS AND OTHER ASSETS                           186.9        190.7
PROPERTY, PLANT & EQUIPMENT less accumulated
 depreciation of $1,263.1 & $1,222.3                   977.3        958.2
INTANGIBLES, DEFERRED TAXES & DEFERRED CHARGES         169.5        170.0
                                                    ~~~~~~~~     ~~~~~~~~
TOTAL ASSETS                                        $2,611.4     $2,390.6
                                                    ~~~~~~~~     ~~~~~~~~
                                                    ~~~~~~~~     ~~~~~~~~
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Loans payable                                     $   11.2     $   13.4
  Current maturities of long-term debt                  32.5         32.6
  Accounts payable                                     301.1        267.5
  Other current liabilities                            440.5        386.8
                                                    ~~~~~~~~     ~~~~~~~~
                                                       785.3        700.3
                                                    ~~~~~~~~     ~~~~~~~~
LONG-TERM DEBT                                         188.4        189.6
                                                    ~~~~~~~~     ~~~~~~~~
OTHER LIABILITIES                                      687.7        679.6
                                                    ~~~~~~~~     ~~~~~~~~
SHAREHOLDERS' INVESTMENT:
 Convertible preference stock, no par value,
  .2 shares outstanding                                    -        112.2
 Common stock, $2.50 par value, 43.7 & 40.6
  shares issued                                        109.1        101.5
 Additional contributed capital                        923.0        822.8
 Retained earnings                                     114.4          4.1
 Common stock in treasury, at cost, 2.1 shares         (67.3)       (67.3)
 Unearned ESOP compensation                            (55.0)       (59.3)
 Cumulative translation adjustments                    (74.2)       (92.9)
                                                    ~~~~~~~~     ~~~~~~~~
                                                       950.0        821.1
                                                    ~~~~~~~~     ~~~~~~~~
TOTAL LIABILITIES & SHAREHOLDERS' INVESTMENT        $2,611.4     $2,390.6
                                                    ~~~~~~~~     ~~~~~~~~
                                                    ~~~~~~~~     ~~~~~~~~

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          Unaudited (Millions)
                                                    First Half Ended
                                                  7/3/94         7/3/93
                                                 ~~~~~~~~       ~~~~~~~~
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                     $120.8         $ 89.3
                                                  ~~~~~~         ~~~~~~
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                    62.0           63.8
   Accounts receivable                             (45.2)         (51.4)
   Inventories                                     (60.3)         (20.6)
   Accounts payable and accrued expenses            84.5           24.8
   Other                                             8.6            3.3
                                                  ~~~~~~         ~~~~~~
   Total adjustments                                49.6           19.9
                                                  ~~~~~~         ~~~~~~
 Net cash provided by operating activities         170.4          109.2
                                                  ~~~~~~         ~~~~~~
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment:
  Additions                                        (75.9)         (58.9)
  Disposals                                          3.2            4.3
 Investments in and advances to affiliates
  and unconsolidated companies                     ( 6.4)          19.7
 Acquisitions of new business activities               -            3.4
 Net cash proceeds from the disposition of
  certain business activities                          -            1.3
                                                  ~~~~~~~        ~~~~~~~
 Net cash used in investing activities             (79.1)         (30.2)
                                                  ~~~~~~~        ~~~~~~~
NET CASH FLOWS FROM OPERATING & INVESTING
 ACTIVITIES                                         91.3           79.0
                                                  ~~~~~~         ~~~~~~
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                              -           54.7
 Payments on borrowings                            ( 2.6)        (134.9)
 Net borrowings under credit agreements            ( 2.7)          18.4
 Dividend payments                                 (10.4)         ( 5.8)
 Other                                             ( 4.6)         ( 5.8)
                                                  ~~~~~~~        ~~~~~~~
 Net cash used for financing activities            (20.3)         (73.4)
                                                  ~~~~~~~        ~~~~~~~
EFFECT OF EXCHANGE RATE CHANGES ON CASH              1.8             .4
                                                  ~~~~~~         ~~~~~~
NET CHANGE IN CASH & CASH EQUIVALENTS               72.8            6.0
Cash & cash equivalents at beginning of year        77.3           54.2
                                                  ~~~~~~         ~~~~~~
CASH & CASH EQUIVALENTS AT END OF FIRST HALF      $150.1         $ 60.2
                                                  ~~~~~~         ~~~~~~
                                                  ~~~~~~         ~~~~~~

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
                                Unaudited
                                ~~~~~~~~~
              (Dollars in Millions, Unless Otherwise Stated)
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~



NOTE 1. ACCOUNTING POLICIES: The Consolidated Financial Statements for the interim periods ended July 3, 1994 and July 4, 1993 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

NOTE 2. INCOME TAXES: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.
In the first half of 1994 and 1993, the Company recognized approximately $25 and $22, respectively, related to a reduction in its valuation allowance for tax benefit carryforwards.

NOTE 3. PREFERENCE STOCK REDEMPTION: On January 24, 1994, the Company called for redemption, at a price of $51.05 per depositary share, plus accrued dividends, of its outstanding Convertible Exchangeable Preference Stock, which had a face value of $112.2 at December 31, 1993. Holders elected to convert their shares of preference stock into 2.9 million shares of common stock prior to the redemption date.

NOTE 4. EARNINGS PER COMMON SHARE: Primary earnings per share of common stock are computed by subtracting preference stock dividend requirements from net earnings and dividing that amount by the weighted average number of common shares outstanding during the period. The weighted average number of shares, which assumes the exercise of certain stock options granted to employees, was 41.7 million in the second quarter of 1994 and
41.1 million in the first half of 1994 and 34.9 million in both the second quarter and first half of 1993. Fully diluted earnings per share are computed by dividing net earnings by the weighted average number of shares assuming the exercise of stock options and conversion of debt and preference stock to common stock.

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
    ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
                          FINANCIAL CONDITION
                          ~~~~~~~~~~~~~~~~~~~
             (Dollars in Millions, Unless Otherwise Stated)
             ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

OVERVIEW
~~~~~~~~

Cummins continued to benefit from strong business conditions in most of its markets in the second quarter of 1994, which resulted in the highest quarterly sales and earnings in the Company's 75-year history. Net sales of $1.2 billion were 10 percent higher than in the second quarter of 1993. In the first half of 1994, the Company's net sales were $2.3 billion, compared to $2.1 billion in the first half of 1993.

The Company's net earnings were $66.2, or $1.58 per share, in the second quarter of 1994, compared to $48.2, or $1.32 per share, in the second quarter of 1993. For the first half of 1994, net earnings were $120.8, or $2.94 per share, compared to $89.3, or $2.44 per share, in the first half of 1993.

RESULTS OF OPERATIONS
~~~~~~~~~~~~~~~~~~~~~

The percentage relationships between net sales and other elements of the Company's Consolidated Statement of Earnings for the comparative reporting periods were:

                                          Second Quarter     First Half
                                          ~~~~~~~~~~~~~~    ~~~~~~~~~~~~
Percent of Net Sales                       1994    1993     1994    1993
~~~~~~~~~~~~~~~~~~~~                       ~~~~~   ~~~~~    ~~~~~   ~~~~~
Net sales                                  100.0   100.0    100.0   100.0
Cost of goods sold                          75.3    76.2     75.4    76.1
                                           ~~~~~   ~~~~~    ~~~~~   ~~~~~
Gross profit                                24.7    23.8     24.6    23.9
Selling and administrative expenses         13.3    13.3     13.4    13.3
Research and engineering expenses            4.7     4.8      4.8     4.7
Interest expense                              .4      .8       .4      .9
Other (income) expense, net                  (.1)    (.2)       -      .1
                                           ~~~~~~  ~~~~~~   ~~~~~   ~~~~~
Earnings before income taxes                 6.4     5.1      6.0     4.9
Provision for income taxes                    .9      .7       .8      .7
                                           ~~~~~   ~~~~~    ~~~~~   ~~~~~

Net earnings                                 5.5     4.4      5.2     4.2
                                           ~~~~~   ~~~~~    ~~~~~   ~~~~~
                                           ~~~~~   ~~~~~    ~~~~~   ~~~~~

     Sales by Market
     ~~~~~~~~~~~~~~~

Sales for each of the Company's markets for the comparative reporting periods were:
                                         Second Quarter       First Half
                                         ~~~~~~~~~~~~~~      ~~~~~~~~~~~~~
                                          1994    1993       1994    1993
                                         ~~~~~~  ~~~~~~     ~~~~~~  ~~~~~~

Heavy-duty truck                         $  354  $  336     $  689  $  660
Midrange truck                              135     101        234     187
Power generation                            268     237        497     450
Bus and light commercial vehicles           146     116        303     264
Industrial products                         142     133        266     251
Government                                   15      27         30      55
Marine                                       21      21         38      38
Fleetguard, Holset and Cummins
 Electronics (a)                            124     122        247     237
                                         ~~~~~~  ~~~~~~     ~~~~~~  ~~~~~~
Net sales                                $1,205  $1,093     $2,304  $2,142
                                         ~~~~~~  ~~~~~~     ~~~~~~  ~~~~~~
                                         ~~~~~~  ~~~~~~     ~~~~~~  ~~~~~~

(a) The second quarter and first half of 1993 included McCord's sales of $14.6 and $20.5, respectively.


Sales to the heavy-duty truck market in the second quarter and first half of 1994 were approximately 5 percent higher than the comparable periods of 1993. The increase in 1994 reflects the strength of the North American heavy-duty truck market, which is forecasted to produce at a record in excess of 200,000 units for the year. The Company continues to lead this market with a 35-percent year-to-date market share. Shipments of the Company's heavy-duty truck engines for international markets in the second quarter of 1994 also were higher than in the second quarter of 1993, as a result of improved market conditions in the United Kingdom.

Midrange truck engine sales in the second quarter of 1994 were 34 percent higher than in the second quarter of 1993 and 25 percent higher in the first half of 1994, compared to the first half of 1993. The increase in sales in 1994 was due to higher engine shipments in both North America and Europe.

Power generation sales in the second quarter of 1994 were $268, compared to $237 in the second quarter of 1993. The Company has benefited this year from strong demand in this market for industrial generator sets, particularly in the international markets, and for power units in recreational vehicles.

In the bus and light commercial vehicle market, the Company's sales were $146 in the second quarter of 1994, compared to $116 million in the second quarter of 1993. The increase in sales during 1994 was due to sales of Cummins' midrange engines for light commercial vehicles in North America. Demand for the Company's midrange engines for these vehicles continued to be strong in the first half of 1994, with shipments up approximately 9 percent over the first half of 1993.

Sales to industrial markets increased approximately 6 percent in the second quarter and first half of 1994, compared to corresponding reporting periods of 1993. The increase in sales was due to improvements in both North American and international construction markets. Shipments for the agricultural market in North America also experienced modest gains in the second quarter of 1994, compared to the second quarter of 1993. The first half of the year traditionally is higher in these markets.

Engine shipments for all markets in the second quarter and first half of 1994 were 81,100 and 151,000, respectively, compared to 68,100 and 136,000 in the respective periods of 1993:

                                      Second Quarter         First Half
                                      ~~~~~~~~~~~~~~      ~~~~~~~~~~~~~~~~
                                       1994     1993        1994     1993
                                      ~~~~~~   ~~~~~~     ~~~~~~~  ~~~~~~~

Midrange engines                      52,600   43,100      97,600   87,400
Heavy-duty engines                    25,900   22,700      48 900   44,300
High-horsepower engines                2,600    2,300       4,500    4,300
                                      ~~~~~~   ~~~~~~     ~~~~~~~  ~~~~~~~
Total engine shipments                81,100   68,100     151,000  136,000
                                      ~~~~~~   ~~~~~~     ~~~~~~~  ~~~~~~~
                                      ~~~~~~   ~~~~~~     ~~~~~~~  ~~~~~~~

Sales of Fleetguard, Holset and Cummins Electronics were approximately 15 percent higher in both the second quarter and first half of 1994, compared to the same periods of 1993. The increase in sales of these subsidiaries during 1994 was due primarily to demand for the Company's filter products in international markets.

     Gross Profit
     ~~~~~~~~~~~~

In the second quarter of 1994, the Company's gross profit percentage was
24.7 percent of net sales, compared to 23.8 percent in the second quarter of 1993. In the first half of 1994, gross profit percentage was 24.6 percent of net sales, compared to 23.9 percent in the first half of 1993. The key factor contributing to the improved margin in 1994 was the increase in demand for the Company's products in all key domestic and international markets. The cost of product coverage programs was 2.5 percent of net sales in both the second quarter of 1994 and 1993. In the first half of 1994, the cost of product coverage programs was 2.6 percent of net sales, compared to 2.4 percent in the first half of 1993.

     Operating Expenses
     ~~~~~~~~~~~~~~~~~~

Selling and administrative expenses of $160.8 in the second quarter of 1994 and $309.4 in the first half of 1994 were $15.4 and $23.4 higher, respectively, than the corresponding periods of 1993. The increase in expenditures in 1994 was primarily attributable to variable operating expenses related to the higher sales volumes. The increase of $4.4 and $8.8 in research and engineering expenses in the second quarter and first half of 1994, compared to the respective periods of 1993, was due to continued expenditures for fuel systems and for ongoing product development.

     Interest Expense
     ~~~~~~~~~~~~~~~~

Interest expense of $4.6 in the second quarter of 1994 and $9.1 in the first half of 1994, compared to $9.1 and $18.7 in the respective periods of 1993. The decrease in interest expense in 1994 was due to the Company's early retirement and redemption of debt obligations during 1993.

     Provision for Income Taxes
     ~~~~~~~~~~~~~~~~~~~~~~~~~~

As disclosed in Note 2 to the Consolidated Financial Statements, the Company reduced its valuation allowance for tax benefit carryforwards approximately $25 in the first half of 1994 and $22 in the first half of 1993.

FINANCIAL CONDITION AND CASH FLOW
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

Key elements of the Consolidated Statement of Cash Flows were:

                                                     First Half
                                                 ~~~~~~~~~~~~~~~~~~
                                                  1994        1993
                                                 ~~~~~~      ~~~~~~

Net cash provided by operating activities        $170.4      $109.2
Net cash used for investing activities            (79.1)      (30.2)
                                                 ~~~~~~~     ~~~~~~~
Net cash flows from operating and
 investing activities                              91.3        79.0
Net cash used for financing activities            (20.3)      (73.4)
Effect of exchange rate changes on cash             1.8          .4
                                                 ~~~~~~      ~~~~~~
Net change in cash and cash equivalents          $ 72.8      $  6.0
                                                 ~~~~~~      ~~~~~~
                                                 ~~~~~~      ~~~~~~

Cash reserves increased by $72.8 during the first half of 1994 to $150.1. During the first half of 1994, the Company generated cash flows from operating activities of $170.4, compared to $109.2 in the first half of 1993, due to improved earnings and net working capital requirements. Investing activities required net cash resources of $79.1 for capital expenditures and investments in and advances to affiliates and unconsolidated companies in the first half of 1994.

As more fully disclosed in Note 3 to the Consolidated Financial
Statements, the Company called for redemption of its preference stock on January 24, 1994. In lieu of accepting the cash redemption price, holders elected to convert their shares of preference stock into common stock of the Company.

Total indebtedness (including the guaranteed notes of the ESOP Trust) was $232.1 at the end of the second quarter of 1994. The Company's debt-to-capital ratio was 19.6 percent at the end of the second quarter of 1994, compared to 22.3 percent at December 31, 1993.

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


                       PART II.  OTHER INFORMATION
                       ~~~~~~~~~~~~~~~~~~~~~~~~~~~



Item 6.  Exhibits and Reports on Form 8-K:
~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~

(a) See the Index to Exhibits on Page 12 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the second quarter of 1994.

                            SIGNATURES
                            ~~~~~~~~~~

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/John McLachlan
     ~~~~~~~~~~~~~~~~~
     John McLachlan
     Vice President - Corporate Controller
     (Chief Accounting Officer)                       August 1, 1994

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
              ~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~~
                            INDEX TO EXHIBITS
                            ~~~~~~~~~~~~~~~~~




                                                             Page No.
                                                             ~~~~~~~~


4(b)     Revolving Credit Agreement (First Amendment filed
         herewith to agreement incorporated by reference to
         Quarterly Report on Form 10-Q for the quarter
         ended July 4, 1993).                                   13

10(a)    Target Bonus Plan (filed herewith)                     17

10(c)    Key Employee Stock Investment Plan, as amended
         (filed herewith)                                       22

10(e)    Financial Counseling Program (filed herewith)          27

11       Schedule of Computation of Per Share Earnings
         for the Second Quarter and First Half Ended
         July 3, 1994 and July 4, 1993 (filed herewith)         28