Form 10-Q
period 1994-10-02
CUMMINS ENGINE CO INC
filed 1994-11-10
CIK 26172

TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Third           2
         Quarter and Nine Months Ended October 2, 1994 and
         October 3, 1993

         Consolidated Statement of Financial Position at            3
         October 2, 1994 and December 31, 1993

         Consolidated Statement of Cash Flows for the Nine          4
         Months Ended October 2, 1994 and October 3, 1993

         Notes to Consolidated Financial Statements                 5


Item 2.  Management's Discussion and Analysis of Results of         7
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 6.  Exhibits and Reports on Form 8-K                          11

         Index to Exhibits                                         13

                CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                 FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                      OCTOBER 2, 1994 AND OCTOBER 3, 1993
                                   Unaudited
                     (Millions, Except per Share Amounts)



                                        Third Quarter         Nine Months
                                        1994      1993      1994       1993
                                      ________   ______   ________   ________

NET SALES                             $1,155.5   $988.3   $3,459.6   $3,130.1
Cost of goods sold                       861.4    748.9    2,597.2    2,379.1
                                      ________   ______   ________   ________
GROSS PROFIT                             294.1    239.4      862.4      751.0
Selling & administrative expenses        161.2    139.1      470.6      425.1
Research & engineering expenses           59.5     49.9      169.9      151.5
Interest expense                           4.6      9.0       13.7       27.7
Other (income) expense, net               (3.1)      .6       (3.8)       2.0
                                      _________  ______   _________  ________
Earnings before income taxes              71.9     40.8      212.0      144.7
Provision for income taxes                10.0        -       29.3       14.6
Minority interest                            -       .1          -         .1
                                      ________   ______   ________   ________
NET EARNINGS                              61.9     40.7      182.7      130.0
Preference stock dividends                   -      2.0          -        6.1
                                      ________   ______   ________   ________

EARNINGS AVAILABLE FOR COMMON
 SHARES                               $   61.9   $ 38.7   $  182.7   $  123.9
                                      ________   ______   ________   ________
                                      ________   ______   ________   ________

Primary earnings per common share     $   1.48   $ 1.11   $   4.43   $   3.54
Fully diluted earnings per common
 share                                    1.48     1.06       4.43       3.37

Cash dividends declared per share         .125     .025       .375       .075

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
                   (Millions, Except per Share Amounts)

                                                    10/2/94      12/31/93
                                                    ________     ________
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $  167.6     $   77.3
  Receivables less allowances of $10.7 & $9.5          495.8        426.3
  Inventories                                          541.8        440.2
  Other current assets                                 141.8        127.9
                                                    ________     ________
                                                     1,347.0      1,071.7
INVESTMENTS AND OTHER ASSETS                           197.6        190.7
PROPERTY, PLANT & EQUIPMENT less accumulated
 depreciation of $1,281.0 & $1,222.3                   997.9        958.2
INTANGIBLES, DEFERRED TAXES & DEFERRED CHARGES         169.5        170.0
                                                    ________     ________
TOTAL ASSETS                                        $2,712.0     $2,390.6
                                                    ________     ________
                                                    ________     ________
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Loans payable                                     $   38.2     $   13.4
  Current maturities of long-term debt                  31.8         32.6
  Accounts payable                                     308.9        267.5
  Other current liabilities                            453.1        386.8
                                                    ________     ________
                                                       832.0        700.3
                                                    ________     ________
LONG-TERM DEBT                                         184.2        189.6
                                                    ________     ________
OTHER LIABILITIES                                      686.7        679.6
                                                    ________     ________
SHAREHOLDERS' INVESTMENT:
 Convertible preference stock, no par value,
  .2 shares outstanding                                    -        112.2
 Common stock, $2.50 par value, 43.7 & 40.6
  shares issued                                        109.2        101.5
 Additional contributed capital                        924.5        822.8
 Retained earnings                                     171.2          4.1
 Common stock in treasury, at cost, 2.1 shares         (67.3)       (67.3)
 Unearned ESOP compensation                            (55.0)       (59.3)
 Cumulative translation adjustments                    (73.5)       (92.9)
                                                    ________     ________
                                                     1,009.1        821.1
                                                    ________     ________
TOTAL LIABILITIES & SHAREHOLDERS' INVESTMENT        $2,712.0     $2,390.6
                                                    ________     ________
                                                    ________     ________

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                          Unaudited (Millions)

                                                    Nine Months Ended
                                                 10/2/94        10/3/93
                                                 _______        _______
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                     $182.7         $130.0
                                                 _______        _______
 Adjustments to reconcile net earnings to
  net cash from operating activities:
   Depreciation and amortization                    95.6           95.0
   Accounts receivable                             (59.4)         (69.8)
   Inventories                                     (93.2)         (19.9)
   Accounts payable and accrued expenses            96.7          ( 4.4)
   Other                                            11.2           12.8
                                                  ______         ______
   Total adjustments                                50.9           13.7
                                                  ______         ______
 Net cash provided by operating activities         233.6          143.7
                                                  ______         ______
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment:
  Additions                                       (131.1)        (101.0)
  Disposals                                          4.5            4.9
 Investments in and advances to affiliates
  and unconsolidated companies                     (15.8)         ( 4.8)
 Acquisitions of new businesses, net of cash
  acquired                                             -            3.4
                                                  _______        _______
 Net cash used for investing activities           (142.4)         (97.5)
                                                  _______        _______
NET CASH FLOWS FROM OPERATING & INVESTING
 ACTIVITIES                                         91.2           46.2
                                                  ______         ______
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from borrowings                              -           56.5
 Payments on borrowings                            ( 8.4)        (140.3)
 Net borrowings under credit agreements             24.3           53.3
 Dividend payments                                 (15.6)         ( 8.6)
 Other                                             ( 3.0)         ( 5.9)
                                                  _______        _______
 Net cash used for financing activities            ( 2.7)         (45.0)
                                                  _______        _______

EFFECT OF EXCHANGE RATE CHANGES ON CASH              1.8             .3
                                                  ______         ______
NET CHANGE IN CASH & CASH EQUIVALENTS               90.3            1.5
Cash & cash equivalents at beginning of year        77.3           54.2
                                                  ______         ______
CASH & CASH EQUIVALENTS AT END OF THE QUARTER     $167.6         $ 55.7
                                                  ______         ______
                                                  ______         ______

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
              ______________________________________________
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                __________________________________________
                                Unaudited
              (Dollars in Millions, Unless Otherwise Stated)


NOTE 1. ACCOUNTING POLICIES: The CONSOLIDATED FINANCIAL STATEMENTS for the interim periods ended October 2, 1994 and October 3, 1993 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

NOTE 2. INCOME TAXES: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.
In the first nine months of both 1994 and 1993, the Company recognized approximately $32 related to a reduction in its valuation allowance for tax benefit carryforwards. In the third quarter of 1993, the tax provision included a one-time credit of $4.4 resulting from the Omnibus Budget Reconciliation Act of 1993. This legislation increased the US corporate income tax rate from 34 percent to 35 percent resulting in a $4.4 increase in the value of the future tax benefits represented by the Company's net deferred tax assets. The current effect of the rate increase is absorbed by the use of carryforward tax benefits.

NOTE 3. EARNINGS PER SHARE: Primary earnings per share of common stock are computed by subtracting preference stock dividend requirements from net earnings and dividing that amount by the weighted average number of common shares outstanding during the period. The weighted average number of shares, which assumes the exercise of certain stock options grated to employees, was 41.7 million in the third quarter of 1994 and 41.3 million in the first nine months of 1994. In the third quarter and first nine months of 1993, the weighted average number of shares was 34.9 million and
35.0 million, respectively. Fully diluted earnings per share are computed by dividing net earnings by the weighted average number of shares outstanding assuming the exercise of stock options and conversion of debt and preference stock to common stock.

NOTE 4. LONG-TERM DEBT: On September 16, 1994, the Company's $300 million revolving credit agreement was amended, lowering fees and interest costs and extending the 3-year term that was entered in 1993 to a 5-year term. There were no outstanding borrowings under the facility at October 2, 1994.

NOTE 5. PREFERENCE STOCK REDEMPTION: On January 24, 1994, the Company called for redemption, at a price of $51.05 per depositary share, plus accrued dividends, of its outstanding Convertible Exchangeable Preference Stock, which had a face value of $112.2 at December 31, 1993. Holders elected to covert their shares of preference stock into 2.9 million shares of common stock prior to the redemption date.

NOTE 6. COMMON STOCK DIVIDEND AND STOCK REPURCHASE PROGRAM: On October 11, 1994, the Board of Directors increased the Company's quarterly common stock dividend from 12.5 cents per share to 25 cents per share and declared a quarterly common stock dividend of 25 cents per share payable on December 15, 1994 to shareholders of record on December 1. The Board also authorized repurchase by the Company of up to 2.5 million shares of its common stock. At the Company's discretion, repurchases of the stock will be made from time to time in the open market and through privately negotiated transactions.

NOTE 7. ACQUISITION: On October 3, 1994, the Company announced the acquisition of Power Group International (PGI) from 3i Group and Barclays. PGI, based in Kent, England, is a developer and manufacturer of a broad range of power generation equipment sold under the trade names of Petbow, Auto Diesel and Agreba. The acquisition will be accounted for as a purchase. Accordingly, PGI's results of operations will be included in the Company's Consolidated Statement of Earnings effective in the fourth quarter of 1994.

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
              ______________________________________________
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                    CASH FLOW AND FINANCIAL CONDITION
      ______________________________________________________________
              (Dollars in Millions, Unless Otherwise Stated)


OVERVIEW
________

The Company's net sales of $1.2 billion in the third quarter of 1994 were $167.2 higher than in the third quarter of 1993. This 17-percent increase was attributable to continued strong demand in most of the Company's markets. In the first nine months of 1994, the Company's net sales were $3.5 billion, compared to $3.1 billion in the first nine months of 1993.

The Company net earnings were $61.9, or $1.48 per share, in the third quarter of 1994, compared to $40.7, or $1.11 per share, in the third quarter of 1993. For the first nine months of 1994, net earnings were $182.7, or $4.43 per share, compared to $130.0, or $3.54 per share, in the first nine months of 1993.

RESULTS OF OPERATIONS
_____________________

The percentage relationships between net sales and other elements of the Company's CONSOLIDATED STATEMENT OF EARNINGS for the comparative reporting periods were:

                                           Third Quarter     Nine Months
Percent of Net Sales                       1994    1993     1994    1993
____________________                       _____   _____    _____   _____
Net sales                                  100.0   100.0    100.0   100.0
Cost of goods sold                          74.5    75.8     75.1    76.0
                                           _____   _____    _____   _____
Gross profit                                25.5    24.2     24.9    24.0
Selling and administrative expenses         14.0    14.1     13.6    13.6
Research and engineering expenses            5.1     5.0      4.9     4.8
Interest expense                              .4      .9       .4      .9
Other (income) expense, net                  (.2)     .1      (.1)     .1
                                           ______  _____    ______  _____
Earnings before income taxes                 6.2     4.1      6.1     4.6
Provision for income taxes                    .8       -       .8      .4
                                           _____   _____    _____   _____
Net earnings                                 5.4     4.1      5.3     4.2
                                           _____   _____    _____   _____
                                           _____   _____    _____   _____

     NET SALES
     _________

Sales for each of the Company's markets for the comparative reporting periods were:

                                          Third Quarter      Nine Months
                                          1994    1993       1994    1993
                                         ______  ______     ______  ______
Heavy-duty truck                         $  353  $  268     $1,042  $  928
Midrange truck                              136     156        370     343
Power generation                            249     244        746     694
Bus and light commercial vehicles           138      73        441     337
Industrial products                         122      98        388     349
Government                                   15      33         45      88
Marine                                       17      13         56      51
Fleetguard, Holset and Cummins
 Electronics (a)                            126     103        372     340
                                         ______  ______     ______  ______
Net sales                                $1,156  $  988     $3,460  $3,130
                                         ______  ______     ______  ______
                                         ______  ______     ______  ______

(a) Excludes sales of McCord effective with the third quarter of 1993

Sales to the heavy-duty truck market in the third quarter of 1994 were over 30 percent higher than in the third quarter of 1993. In the first nine months of 1994, sales to this market were approximately 12 percent higher than the 1993 level. Shipments of engines for heavy-duty trucks in North America in the third quarter and first nine months of 1994 were 16 percent and 12 percent higher, respectively, than the comparable period of 1993. This market continues to operate at record levels, with current projections for truck production to reach 205,000 units in 1994.

In the third quarter and first nine months of 1994, shipments of the Company's heavy-duty truck engines for international markets were 48 percent and 30 percent higher, respectively, than in the comparable periods of 1993. In the United Kingdom, the Company's largest market for heavy-duty truck engines outside the United States, business conditions continue to improve, with engine shipments in the third quarter of 1994 approximately 6 percent higher than in the third quarter of 1993.

Sales to the midrange truck market in the third quarter of 1994 were $20 lower than in the third quarter of 1993. However, sales to this market in the first nine months of 1994 were $370, compared to $343 in the first nine months of 1993, an increase of 8 percent. The increase in sales in 1994 has been due to higher engine shipments in both North American and international markets.

Power generation sales in the third quarter of 1994 were $249, compared to $244 in the third quarter of 1993. In the first nine months of 1994, power generation sales were 7 percent higher than in the first nine months of 1993. The increase in sales in 1994 was due to demand for industrial generator sets, particularly in international markets, and for power units
in recreational vehicles.   On October 3, 1994, the Company announced the
acquisition of Power Group International (PGI), a major developer and manufacturer of a broad range of power generation equipment sold under the trade names of Petbow, Auto Diesel and Agreba. PGI, based in Kent, England, had sales of $86 in 1993.

Sales for bus and light commercial vehicles were $138 in the third quarter of 1994, compared to $73 in the third quarter of 1993. In the first nine months of 1994, sales for this market were over 30 percent higher than the prior year's level. The increase in sales in 1994 was due primarily to demand for midrange engines for the Chrysler Dodge Ram pickup truck. During the third quarter of 1993, shipments of these engines were reduced substantially due to Chrysler's changeover to its new T300 model.

Sales of industrial products, which traditionally are affected seasonally in the third quarter, were 24 percent higher in the third quarter of 1994, compared to the same quarter of 1993. The increase in sales was due to improvements in both North American and international markets for construction and agricultural equipment. Sales in the first nine months of 1994 were 11 percent higher than the first nine months of 1993.

Engine shipments for all markets in the comparative reporting periods were:

                                     Third Quarter        Nine Months
                                     1994     1993       1994      1993
                                    ______   ______     _______   _______
Midrange engines                    46,900   32,000     144,500   119,500
Heavy-duty engines                  24,500   20,200      73,400    64,500
High-horsepower engines              2,100    2,300       6,600     6,500
                                    ______   ______     _______   _______
Total engine shipments              73,500   54,500     224,500   190,500

In the third quarter and first nine months of 1994, sales of filters, turbochargers and electronic controls were 22 percent and 9 percent higher, respectively, than the comparable periods of 1993. The increase in sales of Fleetguard, Holset and Cummins Electronics during 1994 was due primarily to demand worldwide for the Company's filter products, which were approximately 15 percent higher in the third quarter of 1994, compared to the third quarter of 1993, and increased demand for turbochargers.

     GROSS PROFIT
     ____________

In the third quarter and first nine months of 1994, the Company's gross profit percentage was 25.5 percent and 24.9 percent of net sales, respectively, compared to 24.2 percent and 24.0 percent in the comparative periods of 1993. The key factor contributing to the improved margin in 1994 was the increase in demand for the Company's products in all key domestic and international markets. The cost of product coverage programs, which includes both warranty and extended coverage programs, was
2.0 percent of net sales in the third quarter of 1994, compared to 2.3 percent in the third quarter of 1993. When the Company introduces new products, it typically uses higher accrual rates for these programs. Actual claims experience for the 1994 products has confirmed that these engines are performing well in the field. The Company adjusted its accrual rates accordingly, resulting in lower product coverage expense in the third quarter of 1994. In the first nine months of 1994, the cost of product coverage programs was 2.4 percent of net sales, compared to 2.3 percent in the first nine months of 1993.

     OPERATING EXPENSES
     __________________

Selling and administrative expenses of $161.2 in the third quarter of 1994 and $470.6 in the first nine months of 1994 were $22.1 and $45.5 higher, respectively, than the corresponding periods of 1993. The increase in expenditures in 1994 was primarily attributable to variable operating expenses related to the higher sales volumes. The increase of $9.6 and $18.4 million in research and engineering expenses in the third quarter and first nine months of 1994, compared to the respective periods of 1993, was due to continued expenditures for fuel systems and for ongoing product development.

     INTEREST EXPENSE
     ________________

Interest expense was $4.6 in the third quarter of 1994 and $13.7 in the first nine months of 1994, compared to $9.0 and $27.7 in the respective periods of 1993. The decrease in interest expense in 1994 was due to the Company's early retirement and redemption of debt obligations during 1993.

     OTHER INCOME AND EXPENSE
     ________________________

Other income and expense includes a variety of items, such as translation, interest income, earnings of unconsolidated companies and royalty income. Income of $3.1 in the third quarter of 1994 was related to foreign exchange gains, interest income and technical fees.

     PROVISION FOR INCOME TAXES
     __________________________


As disclosed in NOTE 2 to the CONSOLIDATED FINANCIAL STATEMENTS, the Company reduced its valuation allowance for tax benefit carryforwards approximately $32 in the first nine months of both 1994 and 1993. The tax provision in the third quarter of 1993 included a one-time credit of $4.4 resulting from the Omnibus Budget Reconciliation Act of 1993.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the CONSOLIDATED STATEMENT OF CASH FLOWS were:

                                                     First Nine Months
                                                      1994        1993
                                                     ______      ______
Net cash provided by operating activities            $233.6      $143.7
Net cash used for investing activities               (142.4)      (97.5)
                                                     ______      ______
Net cash flows from operating and
 investing activities                                  91.2        46.2
Net cash used for financing activities               (  2.7)      (45.0)
Effect of exchange rate changes on cash                 1.8          .3
                                                     ______       _____
Net change in cash and cash equivalents              $ 90.3       $ 1.5
                                                     ______       _____
                                                     ______       _____

The Company's cash reserves increased by $90.3 during the first nine months of 1994 to $167.6. During the first nine months of 1994, the Company generated cash flows from operating activities of $233.6, compared to $143.7 in the first nine months of 1993, due to improved earnings and net working capital requirements. Investing activities required net cash resources of $142.4 for capital expenditures and investments in and advances to affiliates and unconsolidated companies in the first nine months of 1994.

As disclosed in NOTE 5 to the CONSOLIDATED FINANCIAL STATEMENTS, the Company called for redemption of its preference stock on January 24, 1994. In lieu of accepting the cash redemption price, holders elected to convert their shares of preference stock into common stock of the Company.

Total indebtedness (including the guaranteed notes of the ESOP Trust) was $254.2 million at the end of the third quarter of 1994. The Company's debt-to-capital ratio was 20.1 percent at the end of the third quarter of 1994, compared to 22.3 percent at December 31, 1993. As disclosed in NOTE 4 to the CONSOLIDATED FINANCIAL STATEMENTS, the Company amended its $300 revolving credit agreement to extend the term to five years and to make certain other changes.

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

As disclosed in NOTE 6 to the CONSOLIDATED FINANCIAL STATEMENTS, on October 11, 1994, the Board of Directors increased Cummins' quarterly common stock dividend from 12.5 cents per share to 25 cents per share and authorized repurchase by the Company of up to 2.5 million shares of its common stock.


                       PART II.  OTHER INFORMATION
                       ___________________________


Item 6.  Exhibits and Reports on Form 8-K:
__________________________________________

(a) See the Index to Exhibits on Page 13 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the third quarter of 1994.

                               SIGNATURES
                               __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/John McLachlan
     ~~~~~~~~~~~~~~~~~
     John McLachlan
     Vice President - Corporate Controller
     (Chief Accounting Officer)                       October 28, 1994

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
              ______________________________________________
                            INDEX TO EXHIBITS
                            _________________




                                                             Page No.
                                                             ________

3(b)     By-laws of Cummins Engine Company, Inc., as
         amended and restated effective as of
         August 12, 1994 (filed herewith)                       14

10(b)    Five-year Performance Plan (filed herewith)            29

10(d)    Supplemental Life Insurance and Deferred Income
         Plan (filed herewith)                                  35

10(h)    Key Executive Compensation Protection Plan
         (filed herewith)                                       43

10(i)    Excess Benefit Retirement Plan (filed herewith)        47

11       Schedule of Computation of Per Share Earnings
         for the Third Quarter and Nine Months Ended
         October 2, 1994 and October 3, 1993 (filed
         herewith)                                              53

27       Financial Data Schedule                                54

4(b)     Amended and Restated Credit Agreement (filed
         herewith)                                              55