Form 10-K
period 1994-12-31
CUMMINS ENGINE CO INC
filed 1995-03-10
CIK 26172

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1994

                       CUMMINS ENGINE COMPANY, INC.


Incorporated in the State of Indiana     I.R.S. Employer Identification
                                                  No. 35-0257090

       500 Jackson Street, Box 3005, Columbus, Indiana  47202-3005
                       (Principal Executive Office)
                    Telephone Number:  (812) 377-5000


Securities registered pursuant to Section 12(b) of the Act: Common Stock, $2.50 par value, which is registered on the New York Stock
Exchange and on the Pacific Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K are not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates was approximately $1.7 billion at January 29, 1995.

As of January 29, 1995, there were outstanding 41,543,008 shares of the only class of common stock.

                 Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement dated March 3, 1995 and filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                             TABLE OF CONTENTS
                             _________________


Part     Item                        Description                      Page
____     ____     _________________________________________________   ____

  I        1      Business                                              2
           2      Properties                                           13
           3      Legal Proceedings                                    13
           4      Submission of Matters to Vote of Security Holders    14

 II        5      Market for the Registrant's Common Equity and
                   Related Stockholder Matters                         14
           6      Selected Financial Data                              15
           7      Management's Discussion & Analysis of Results
                   of Operations and Financial Condition               16
           8      Financial Statements & Supplemental Data             21
           9      Disagreements on Accounting & Financial
                   Disclosure                                          21

III       10      Directors & Executive Officers of the Registrant     21
          11      Executive Compensation                               23
          12      Security Ownership of Certain Beneficial Owners
                   and Management                                      23
          13      Certain Relationships & Related Transactions         23

 IV       14      Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                 23
                  Index to Financial Statements & Schedules            24
                  Signatures                                           42
                  Exhibit Index                                        44

                                PART I
                                ______
ITEM 1.  BUSINESS
_______  ________

OVERVIEW
________

Cummins Engine Company, Inc. ("Cummins" or "the Company") is a leading worldwide designer and manufacturer of fuel-efficient diesel engines and related products. Engines ranging from 76 to 2,000 horsepower serve a wide variety of equipment in Cummins' key markets: heavy-duty truck, midrange truck, power generation, bus and light commercial vehicles, industrial products, marine and government. In addition, the Company offers a natural gas-powered engine product line for certain of its markets. Cummins produces strategic components and subsystems critical to the engine, including filters, turbochargers and electronic control systems.

Cummins sells its products to original equipment manufacturers ("OEMs"), distributors and other customers worldwide and conducts manufacturing, sales, distribution and service activities in most
areas of the world.   Sales of  products to major international firms
outside North America are transacted by exports directly from the United States and shipments from foreign facilities (operated through subsidiaries, affiliates, joint ventures or licensees) which manufacture and/or assemble Cummins' products.

In 1994, approximately 57 percent of net sales were made in the United States. Major international markets include Europe (14 percent of net sales); Asia, the Far East and Australia (13 percent of net sales); and Mexico and South America (7 percent of net sales).

BUSINESS MARKETS
________________

     Heavy-duty Truck
     ________________


The Company has a complete product line of 8-, 10-, 11- and 14-litre diesel engines that range from 250 to 500 horsepower serving the heavy-duty truck market. Cummins' heavy-duty diesel engines are offered as standard or optional power by most major heavy-duty truck manufacturers in North America. The seven largest US heavy-duty truck OEMs produced approximately 98 percent of the heavy-duty trucks sold in North America in 1994. The loss of certain of these customers could have an adverse effect on the Company's business. The Company's largest customer for heavy-duty truck engines in 1994 was Navistar International Corporation, which represented 6.5 percent of the Company's net sales. In 1994, the Company accounted for 60.9 percent of Navistar's heavy-duty engine purchases.

In 1994, factory retail sales of North American heavy-duty trucks grew by 19 percent from the previous year's level. Factory retail sales were 207,000 units in 1994, compared to 174,000 in 1993 and 130,000 in
1992. The Company's share of the North American heavy-duty truck engine market was 34 percent in 1994 based on data published by the American Automotive Manufacturers' Association. The Company's share of the North American heavy-duty truck engine market was 35 percent in 1993 and 37 percent in 1992.

In the United Kingdom, the heavy-duty truck market saw significant improvement in 1994, with production approximately 35 percent above 1993 levels. Based on data published by the Society of Motor Manufacturers and Traders, the Company's share of engines for trucks built in the United Kingdom was 15 percent in 1994. Despite aggressive competition from US suppliers exporting into Mexico, Cummins remained the leader of the Mexican heavy-duty truck market with a market share of 68 percent in 1994, based on data published by the National Association of Truck and Bus Manufacturers.

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

     Midrange Truck
     ______________

The Company has a line of diesel engines ranging from 160 to 300 horsepower serving midrange and intercity delivery truck customers worldwide.

The Company entered the North American midrange diesel engine truck market in 1990. Based upon data published by R. L. Polk, the Company's share of the market for diesel-powered medium-duty trucks in 1994 was 34 percent, compared to 31 percent in 1993. A major factor contributing to the Company's increase in market share has been sales to Ford Motor Company. In 1993, Ford completed its introduction of the Company's B and C Series engines as exclusive diesel power in its medium-duty truck line. Ford was the Company's largest customer for midrange engines for this market in 1994, representing approximately
4.4 percent of the Company's net sales.

The Company sells its B and C Series engines and engine components outside North America to midrange truck markets in Asia, Europe and South America. Cummins and Tata Engineering and Locomotive Company ("TELCO"), India's largest truck manufacturer, formed a joint venture in 1993 to manufacture B Series engines in India for TELCO vehicles. Production of these engines will begin at the joint venture's plant in mid-1995.

In the midrange truck market, the Company competes with independent engine manufacturers as well as truck producers who manufacture diesel engines for their own products. Certain of these integrated manufacturers also are customers of the Company. Primary engine competitors in the midrange truck market in North America are Navistar International Corporation and Caterpillar, Inc. The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other diesel engine manufacturers in international markets include Mercedes Benz, AB Volvo, Renault Vehicles Industriels, Iveco Diesel Engines, Hino Motors Ltd., Mitsubishi Heavy Industries, Ltd., Isuzu Motors, Ltd., DAF Group N.V., SAAB-Scania A.B., Perkins Engines Ltd. and Nissan.

     Power Generation
     ________________

In 1994, power generation sales exceeded $1 billion, representing 22 percent of the Company's net sales. Products include the complete line of Cummins' engines, Onan's gasoline engines, generator sets and switches and Newage alternators. These products serve the stationary power, mobile and alternator markets. In 1994, the Company acquired Power Group International ("PGI") from 3i Group and Barclays. PGI, based in Kent, England, is a developer and manufacturer of a broad range of power generation equipment sold under the trade names of Petbow, Auto Diesel and Agreba.

In stationary power, Onan's industrial business and Cummins' G-drive groups provide electrical and engine power generation products and services to major markets worldwide. The product line ranges from 5 to 1,500 kilowatts. Providing power generation products for the utility industry has become an increasingly important market, with utilities turning to generator sets to manage peak and seasonal demands in lieu of making capital investments in additional capacity. Onan also provides load management systems for utility interruptible and peak-shaving applications. In the mobile business, Onan produces mobile generator sets, gasoline engines and power electronics for a wide variety of applications. Onan is a leading supplier of power generation sets for the recreational vehicle market in the United States.

     Bus and Light Commercial Vehicles
     _________________________________

For this market, Cummins has both diesel and natural gas engines for pickup trucks, school buses, urban transit buses, delivery trucks and recreational vehicles.

In North America, Chrysler, which offers the Cummins B Series engines in its Dodge Ram pickup truck, was the Company's largest customer for midrange engines in this market, representing 6.9 percent of the Company's net sales in 1994. Chrysler introduced an extended cab version in 1994 powered by the Cummins B Series engines.

The Company's C Series diesel engines and L10 natural gas engine are available for the US transit bus market. Cummins' natural gas engine was the first natural gas fueled heavy-duty engine certified by the California Air Resources Board. The demand for alternate fueled products in this market continues to grow. In December 1994, Cummins introduced its B Series natural gas engine for school buses in the United States.

In these markets, the Company competes with both independent manufacturers of diesel engines and vehicle producers who manufacture diesel engines for their own products. Primary competitors who manufacture diesel engines for the bus and light commercial truck markets are Detroit Diesel Corporation, General Motors Corporation, Navistar International Corporation, Perkins Engines Ltd., MAN, AB Volvo, Mercedes Benz and SAAB-Scania A.B.

     Industrial Products
     ___________________

Cummins' engines power more than 3,000 models of equipment for the construction, logging, mining, agricultural, petroleum and rail markets throughout the world. Worldwide sales of Cummins products to this market in 1994 exceeded 55,000 engines, an increase of approximately 30 percent, compared to 1993. The Company introduced in 1993 its B Series engine rated at 200 horsepower that met the 1996 California off-highway emissions standards. The Company now has a complete line of diesel engines certified to meet these stringent standards.

In construction markets, the Company's relationship with Komatsu continued to expand. Cummins and Komatsu formed joint ventures in 1993 to produce Cummins B Series engines in Japan and Komatsu's 30-litre engine in the United States. Production at both joint venture sites is expected to commence in 1996. Coupled with Cummins' relationship with Komatsu Dresser in North America, this alliance provides a strong base in the Company's construction markets.

The Company will introduce in 1995 its new K engine family using
Cummins' high pressure injection fuel system. The Company also will offer a broad line of engines to meet emissions standards for European industrial markets.

    Marine
    ______

Marine product applications span 76 to 1,400 horsepower for recreational, commercial and military markets. In 1994, marine sales were approximately 15 percent higher than in 1993. Cummins B and C Series engines are the only products in their horsepower range to have passed the stringent US Navy testing requirements.

     Government
     __________

Cummins sells engines for a variety of military and civilian applications. Government sales continued to decline in 1994 from a peak of $236 million in 1991. With the US military budget not expected to increase significantly in the near future, the Company anticipates that this trend will continue.

     Fleetguard, Holset and Cummins Electronics
     __________________________________________

Sales of filters, turbochargers and electronic systems represent approximately 11 percent of the Company's net sales.

Fleetguard is a leading manufacturer of products for the North
American heavy-duty filter industry. Its products also are produced and sold in international markets, including Europe, Mexico, India, Australia and the Far East.

Holset's products are sold worldwide. In 1994, Holset introduced a variable geometry turbocharger design for truck powertrains and, in North America, Holset introduced its new QE air compressor. In 1994, Holset and TELCO entered into a joint venture to produce turbochargers in India.

Cummins Electronics provides controls for Cummins engines and on-board business information and specialized electronics systems for Cummins' customers and a select group of non-Cummins' customers.

BUSINESS OPERATIONS
___________________

     International
     _____________

The Company has manufacturing facilities worldwide, including major operations in the United Kingdom, Europe, India, Mexico and Brazil. Cummins has entered into license agreements that provide for the manufacture and sale of the Company's products in Turkey, China, Pakistan, South Korea and other countries.

In addition, the Company has entered into alliances with business partners in various areas of the world. Cummins and Scania of Sweden have a joint venture to develop a fuel system for heavy-duty diesel engines. Cummins has a joint venture with TELCO of India to manufacture the Cummins B Series engines in India for TELCO trucks. Cummins and Komatsu Ltd. of Japan have formed joint ventures to manufacture the B Series engines in Japan and high-horsepower Komatsu-designed engines in the United States. Recently, the Company entered into a joint venture with China National Heavy Duty Truck Corporation, previously a Cummins' licensee, to manufacture a broad line of diesel engines in China. The Company also agreed with Wartsila Diesel International of Finland to form a joint venture to manufacture both diesel and natural gas engines above 2,500 horsepower. Several of the Company's subsidiaries have similar ventures throughout the world.

Because of the Company's increasingly global business, its operations are subject to risks, such as currency controls and fluctuations, import restrictions and changes in national governments and policies. Generally, Cummins expects to benefit from the North American Free Trade Agreement and the General Agreement on Tariffs and Trade. However, recent economic conditions in Mexico and the devaluation of the Mexican peso have adversely affected the Company's operations in Mexico and are expected to continue to do so in 1995.

     Research and Development
     ________________________

Cummins conducts an extensive research and engineering program to achieve product improvements, innovations and cost reductions for its customers, as well as to satisfy legislated emissions requirements. The Company offers a natural gas-powered engine product line for certain of its markets. As disclosed in Note 1 to the Consolidated Financial Statements, research and development expenditures approximated $198 million in 1994, $158 million in 1993 and $129 million in 1992.

     Sales and Distribution
     ______________________

While the Company has supply agreements with some customers, including Ford, Chrysler and Komatsu Dresser Corporation, for Cummins engines in both on- and off-highway markets, most of the Company's business is done on open purchase orders. These purchase orders usually may be canceled on reasonable notice without cancellation charges.
Therefore, while incoming orders generally are indicative of anticipated future demand, the actual demand for the Company's products may change at any time. While the Company typically does not measure backlog, customers do have information about future demand, which is used by the Company for production planning. Lead-times for the Company's engines are dependent upon the customer, market and application.

Historically, during the third quarter of the year, the Company has experienced modest seasonal declines in production, which have had an effect on the demand for Cummins' products during that quarter of each year.

The Company's products compete on a number of factors, including performance, price, delivery, quality and customer support. Cummins believes that its continued focus on cost, quality and delivery, its extensive technical investment, its full product line and customer-led support programs are key elements of its competitive position.

Cummins warrants its engines, subject to proper use and maintenance, against defects in factory workmanship or materials for either a specified time period or mileage or hours of use. Warranty periods vary by engine family and market segment.

There are approximately 5,800 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins-trained service personnel and parts are available to maintain and repair Cummins engines. The Company's parts distribution centers are located strategically throughout the world.

Cummins also sells engines, parts and related products through distributorships worldwide. The Company believes its distribution system is an important part of its marketing strategy and competitive position. Most of its North American distributors are independently owned and operated. The Company has agreements with each of these distributors, which typically are for a term of three years, subject to certain termination provisions. Upon termination or expiration of the agreement, the Company is obligated to purchase various assets of the distributorship. The purchase obligation of the Company relates primarily to inventory of the Company's products, which can be resold by the Company over a reasonable period of time. In the event the Company had been required to fulfill its obligations to purchase assets from all distributors simultaneously at December 31, 1994, the aggregate cost would have been approximately $200 million. Management believes it is unlikely that a significant number of distributors would terminate their agreements at the same time, requiring the Company to fulfill its purchase obligation.

     Supply
     ______

The Company machines many of the components used in its engines, including blocks, heads, rods, turbochargers, crankshafts and fuel systems. Cummins has adequate sources of supply of raw materials and components required for its operations. The Company has arrangements with certain suppliers who are the sole sources for specific products. While the Company believes it has adequate assurances of continued supply, the inability of a supplier to deliver could have an adverse effect on production at certain of the Company's manufacturing locations.

     Employment
     __________

At December 31, 1994, Cummins employed 25,600 persons worldwide, approximately 10,500 of whom are represented by various unions. The Company has labor agreements covering employees in North America, South America and the United Kingdom. In January 1995, members of the Diesel Workers Union at the Company's midrange engine plant in Southern Indiana ratified a 5-year contract. The contract with members of this union at Cummins Electronics in Southern Indiana expires in 1995. In 1993, members of the Diesel Workers Union at other plants in Southern Indiana approved an 11-year contract. Office and technical workers in Southern Indiana ratified a 3-year contract in 1993.

ENVIRONMENTAL COMPLIANCE
________________________

     Product Environmental Compliance
     ________________________________

Cummins engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. Cummins' products comply with emissions standards that the US Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") have established for emissions for on-highway diesel engines produced through 1995. Cummins' ability to comply with these and future emissions standards is an essential element in maintaining its leadership position in the North American heavy-duty truck and other automotive markets, as well as in supplying other markets. The Company will make significant capital and research expenditures to comply with these standards. Failure to comply could result in adverse effects on future financial results.

Cummins has completed successfully the certification of its 1995 on-highway products, which include both midrange and heavy-duty engines. All of these products underwent extensive laboratory and field testing prior to their release.

Emissions Averaging, Banking and Trading regulations were promulgated by the EPA in July 1990. By selling 1991, 1992 and 1993 model year engines with emissions levels below applicable standards and by introducing several of the Company's 1994 configurations early, Cummins generated substantial nitric oxide and particulate matter credits. These credits expire on December 31, 1996 if not used before that date. While a portion of the Company's 1995 products will use some of these credits as part of an effort to achieve cost-effective compliance, the Company does not believe that the cost of compliance without relying on these credits would be material. The Company closely manages credit generation and use and believes that engines currently using credits will be brought into compliance during the course of normal engineering improvements or will be replaced by engines meeting future emissions standards without any material financial effect.

The next major change in emissions requirements for heavy-duty diesel engines occurs in 1998, when the nitric oxide standard is lowered from
5.0 to 4.0 g/bhp-hr. In 1996, the particulate matter standard for engines used in urban buses changes from 0.07 to 0.05 g/bhp-hr.
Design and development activity toward meeting these standards are well underway.

Contained in the environmental regulations are several means for the EPA to ensure and verify compliance with emissions standards. Two of the principal means are tests of new engines as they come off the assembly line, referred to as selective enforcement audits ("SEA"), and tests of field engines, commonly called in-use compliance tests. The SEA provisions have been used by the EPA to verify the compliance of heavy-duty engines for several years. In 1994, three such audit tests were performed on Cummins engines, all of which were passed. The failure of an SEA could result in cessation of production of the noncompliant engines and the recall of engines produced prior to the audit. In the product development process, Cummins anticipates SEA requirements when it sets emissions design targets.

No Cummins engines were chosen for in-use compliance testing in 1994. It is anticipated that the EPA will increase the in-use test rate in future years, raising the probability that one or more of the Company's engines will be selected. As with SEA testing, if an in-use test is failed, an engine recall may be necessary.

CARB redefined their medium-duty vehicle class in a way that affects the Company's products used in certain California vehicles from 8,500 to 14,000 pounds gross vehicle weight. CARB promulgated new standards for this category which began phasing in the first of 1995. A new configuration of Cummins B Series engines has been developed to meet the requirements for this regulatory category. In 1998, the standards become more stringent. Activity is well underway to develop products which will meet these future mandates.

In 1988, CARB promulgated a rule that necessitates the reporting of failures of emissions-related components when the failure rate reaches a specified level (25 component failures or one percent of build, whichever is greater). At somewhat higher failure rates (50 components or four percent of build), a recall may be required. The Company continues to monitor such failures. In 1994, there were no emissions-related failures which reached a level that required a report.

In January 1992, CARB promulgated a regulation for mobile off-highway applications that use engines rated at or above 175 horsepower. The effective date of the first tier of regulations is January 1, 1996. Mid-1994, the EPA also promulgated regulations for this category. The EPA regulation covers engines rated at or above 50 horsepower. In all other material respects these two regulations are the same. The Company expects that its products will be brought into compliance with these regulations.

More stringent emissions standards also are being adopted in international markets, including Europe and Japan. Given the Company's experience in meeting US emissions standards, it believes that it is well positioned to take advantage of opportunities in these markets as the need for emissions-control capability grows.

There are several federal and state regulations which encourage and, in some cases, mandate the use of alternate fueled heavy-duty engines. The Company currently offers natural gas fueled versions of its L10 and B5.9 engines and has several development programs underway to expand its alternate fueled product offering.

Vehicles and certain industrial equipment in which diesel engines are installed must meet federal noise standards. The Company believes that applications in which its engines are now installed meet those noise standards and that future installations also will be in compliance.

     Other Environmental Statutes and Regulations
     ____________________________________________

With respect to environmental statutes and regulations applicable to the plants and operations of the Company and its subsidiaries, Cummins believes it is in compliance in all material respects with applicable laws and regulations. During the past five years, expenditures for environmental control activities and environmental remediation projects at the Company's operating facilities in the United States have not been a major portion of annual capital outlays and are not expected to be material in 1995.

Pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, the Company and its subsidiaries have been identified as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws, at a number of waste disposal sites. Under such laws, PRPs typically are jointly and severally liable for any investigation and remediation costs incurred with respect to the sites. Therefore, the Company's ultimate responsibility for such costs could be a percentage greater than the percentage of waste actually contributed to the site by the Company.

The sites at which the Company or its subsidiaries are currently named as a PRP are the following: Old City Landfill, Columbus, Indiana; Purity Oil Site, Fresno, California; Oak Grove Sanitary Landfill, Anoka County, Minnesota; Waste Disposal Engineering Landfill, Andover, Minnesota; White House Waste Oil Pits, Jacksonville, Florida; Seaboard Chemical, Jamestown, North Carolina; Double Eagle Refinery, Oklahoma City, Oklahoma; Wastex Research, East St. Louis, Illinois; North Hollywood Dump, Memphis, Tennessee; Commercial Oil, Oregon, Ohio; Berliner & Ferro, Swartz Creek, Michigan; Snitzer Iron & Metal, St. Paul, Minnesota; Combustion Inc., Denham Springs, Louisiana; Four County Landfill, Culver, Indiana; Schumann Site, South Bend, Indiana; Great Lakes Asphalt, Zionsville, Indiana; Third Site, Zionsville, Indiana; Auto-Ion, Kalamazoo, Michigan; ENRX, Buffalo, New York; Dubose, Contonement, Florida; Uniontown Landfill, Uniontown, Indiana; Sand Springs, Sand Springs, Oklahoma; and United Steel Drum, East St. Louis, Illinois. The Company presently is contesting its status as a PRP at several of these sites. At some of these sites, the Company will be released from liability at the site as a de minimis PRP for a nominal amount.

While the Company is unable at this time to determine the aggregate cost of remediation at these sites, it has attempted to analyze its proportionate and actual liability by analyzing the amounts of waste contributed to the sites by the Company, the estimated costs for total remediation at the sites, the number and identities of other PRPs and the level of insurance coverage. The results of that analysis are described below.

The Company and its subsidiaries have entered into administrative agreements at certain of these sites to perform remedial actions. At the Old City Landfill, the Company and two other PRPs have entered into a Consent Order with the Indiana Department of Environmental Management to implement the Record of Decision issued by EPA in 1992. The cost to implement the Consent Order is estimated to be approximately $300,000, of which the Company will pay 50 percent.

At the Purity Oil Site, a subsidiary of the Company has been identified as a PRP and is one of several PRPs who have been issued an order by EPA to undertake remedial action at the site. The Company's subsidiary has contributed $250,000 toward the first phase of the remedial action at the site. While the subsidiary's liability for future expenditures has not been determined, the Company estimates that its percentage contribution of hazardous waste to the site was less than one percent. Because all records relating to the site are unavailable, the PRPs at this site have implemented an Alternative Dispute Resolution procedure involving a neutral third party who will recommend an allocation scheme for the PRPs. While waste-in quantities will be important to this determination, ultimate resolution of the allocation may vary from the waste-in amount. The Company believes it has adequate reserves to cover its share of future expenses at the site.

Onan Corporation, a subsidiary of the Company, has entered into an administrative agreement to participate in remediation of the Waste Disposal Engineering Landfill. The cost of remediation at this site is estimated to range from $10 million to $15 million, of which Onan expects to contribute approximately $600,000, which has been reserved fully. The parties to the remediation agreement are in the process of seeking contributions from third parties, which may affect Onan's proportionate share of the remediation costs. Onan also has entered into an administrative agreement for the Oak Grove Sanitary Landfill. The estimated cost to remediate this site is approximately $6 million. Onan has agreed to contribute $127,000 to cover its share of the cost of remediation. Onan is in the process of seeking insurance reimbursement on both sites (which is being contested by the insurers). In addition, the Steering Committees for both sites have submitted each site for reimbursement under the Minnesota Landfill Cleanup Program, a legislative initiative that would reimburse parties for remediating hazardous waste landfills. Both sites have been qualified initially for the program by the Minnesota Pollution Control Agency. Reimbursement under the program could commence in 1996 and would extend over ten years.

With respect to other sites at which the Company or its subsidiaries have been named as PRPs, the Company cannot accurately estimate the future remediation costs. At several sites, the remedial action to be implemented has not been determined for the site. In other cases, the Company or its subsidiary has only recently been named as a PRP and is collecting information on the site. Finally, in some cases, the Company believes it has no liability at the site and is actively contesting designation as a PRP.

Based upon the Company's prior experiences at similar sites, however, the aggregate future cost to all PRPs to remediate these sites is likely to be significant. In each of these cases, the Company believes that it has good defenses at several of the sites, that its percentage contribution at other sites is likely to be de minimis, or other PRPs will bear most of the future remediation costs. However, the environmental laws impose joint and several liability and, consequently, the Company's ultimate responsibility may be based on many factors outside the Company's control and could be material in the event that the Company becomes obligated to pay a significant portion of these expenses. Based upon information presently available, the Company believes that such an outcome is unlikely and that its actual and proportionate costs of participating in the remediation of these sites will not be material.

In 1994, the Company and Onan Corporation received notices from a private claimant under California's Proposition 65 law relating to the adequacy of warnings on certain of the Company's and Onan's products. The Company and Onan have agreed to a settlement of these claims with payments approximating $140,000.

ITEM 2.  PROPERTIES
_______  __________

Cummins' worldwide manufacturing facilities occupy approximately 14 million square feet, including approximately 5 million square feet outside the United States. Principal manufacturing facilities in the United States include the Company's plants in Southern Indiana, Jamestown, New York, Lake Mills, Iowa, Cookeville, Tennessee, and Fridley, Minnesota, as well as an engine plant in Rocky Mount, North Carolina, which is operated in partnership with J I Case.

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

ITEM 3.  LEGAL PROCEEDINGS
_______  _________________

The information appearing in Note 13 to the Consolidated Financial Statements is incorporated herein by reference.

On April 5, 1990, Raphael Warkel and Alan J. Stransky filed a complaint in the US District Court for the Southern District of Indiana against the Company, all of its then-current directors and one past director. The complaint purported to be brought as a class action on behalf of persons who purchased the Company's common stock between May 1, 1989 and September 21, 1989. The complaint alleged that the Company and the other defendants violated Section 10(b) and
Section 20 of the Securities Exchange Act of 1934 by failing to disclose material financial information concerning the Company in an effort to "artificially inflate" the market price of the Company's common stock. The complaint sought compensatory damages of unspecified amount, costs and attorneys' fees. All defendants answered denying the substantive allegations of the complaint. The plaintiffs moved for class certification, which motion was opposed by the defendants. On November 30, 1992, the court granted defendants' motion for judgment on the pleadings and dismissed the complaint. The court held that the complaint failed to state a claim for relief under the federal securities laws. The court gave the plaintiffs 30 days to file an amended complaint. On December 29, 1992, plaintiffs filed an amended complaint against the same defendants. The amended complaint, which alleges the Company and other defendants violated Section 10(b) and Section 20 of the Securities Exchange Act by failing to disclose material financial information concerning the Company in an effort to "artificially inflate" the market price of the Company's common stock, is also brought as a class action and seeks compensatory damages of unspecified amount, costs and attorneys' fees. On March 3, 1993, defendants moved to dismiss the amended complaint. On September 13, 1993, the court dismissed the claims of plaintiff Stransky with prejudice. The court also dismissed the claims of plaintiff Warkel except for a claim based on an allegedly false and misleading press release issued by the Company in July 1989. Plaintiff Stransky has appealed the dismissal of his claim to the US Court of Appeals for the Seventh Circuit. The matter has been fully briefed and argued and the parties are awaiting a decision. Defendants believe the remaining allegations in the amended complaint are without merit and intend to defend the action vigorously.

The material in Item 1 "Other Environmental Statutes and Regulations" is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
_______  _________________________________________________

None.
                             PART II
                             _______

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
_______  _____________________________________________________

The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "CUM". The following table sets forth, for the calendar quarters shown, the range of high and low composite prices of the common stock and the cash dividends declared on the common stock.

                           High         Low         Dividends Declared
                         ________     _______       __________________
1994
____

First quarter            $57 5/8      $44 1/2               $.125
Second quarter            53 1/8       40 1/8                .125
Third quarter             45 7/8       35 7/8                .125
Fourth quarter            46 1/4       38 5/8                .25

1993
____

First quarter            $48 3/4      $37 3/8               $.025
Second quarter            49 5/16      38 1/2                .025
Third quarter             45           39                    .025
Fourth quarter            54 3/8       38 7/8                .125

The Board of Directors in the fourth quarter of 1994 authorized repurchase by the Company of up to 2.5 million shares of its common stock. At the Company's discretion, repurchases of the stock will be made from time to time in the open market and through privately negotiated transactions. Through December 31, 1994, the Company had repurchased on the open market .1 million shares of common stock at an aggregate purchase price of $4.3 million, or average price of $42.47 per share. All of the acquired shares are held as common stock in treasury.

In the fourth quarter of 1994, the Board of Directors increased the Company's quarterly common stock dividend from 12.5 cents per share to 25 cents per share. In 1993, the Board of Directors of the Company increased the quarterly common stock dividend from 2.5 cents per share to 12.5 cents per share. The declaration and payment of future dividends by the Board of Directors of the Company will be dependent upon the Company's earnings and financial condition, economic and market conditions and other factors deemed relevant by the Board of Directors.

At December 31, 1994, the approximate number of holders of record of the Company's common stock was 4,800.

Certain of the Company's loan indentures and agreements contain provisions which permit the holders to require the Company to repurchase the obligations upon a change of control of the Company, as defined in the applicable debt instruments.

As more fully described in Note 12 to the Consolidated Financial
Statements, which information is incorporated herein by reference, the Company has a Shareholders' Rights Plan.

The Company's bylaws provide that Cummins is not subject to the provisions of the Indiana Control Share Act. However, Cummins is governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the Company.

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in Millions, Except Per Share Amounts)
_______  _______________________________________________

                         1994       1993       1992       1991       1990
                       ________   ________   ________   ________   ________
Net sales              $4,737.2   $4,247.9   $3,749.2   $3,405.5   $3,461.8
Net earnings (loss)       252.9      177.1     (189.5)     (14.1)    (137.7)
Net earnings (loss)
 per share:
  Primary                  6.11       4.79     ( 6.01)     ( .75)     (6.13)
  Fully diluted            6.11       4.63     ( 6.01)     ( .75)     (6.13)
Cash dividends per
 share                     .625        .20        .10        .35       1.10
Total assets            2,706.3    2,390.6    2,230.5    2,041.2    2,086.3
Long-term debt            154.9      189.6      412.4      443.2      411.4

In December 1993, the Company sold 2.6 million shares of its common stock in a public offering and used a portion of the proceeds to redeem $77.2 in principal amount of the Company's outstanding 9-3/4 percent sinking fund debentures. This early extinguishment of debt resulted in an extraordinary charge of $5.5.

In 1992, the Company's results included a charge of $251.1 for the cumulative effect of changes in accounting as prescribed by SFAS Nos. 106, 109 and 112 related to accounting for retirees' health care and life insurance benefits, income taxes and postemployment benefits. In 1992, the Company sold 4.6 million shares of its common stock in a public offering and used a portion of the proceeds to extinguish $71.1 of debt of Consolidated Diesel Company, an unconsolidated, 50-percent owned partnership, $8.2 of the Company's 8-7/8 percent sinking fund debentures and $11.4 of a 15-percent note payable to an insurance company. These early extinguishments of debt resulted in an extraordinary charge of $5.5.

The Company's results for 1991 included a credit of $51.5 for the cumulative effect of changes in accounting to include in inventory certain production-related costs previously charged directly to expense and to adopt a modified units-of-production depreciation method for substantially all engine production equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Dollars in Millions, Unless
         Otherwise Stated)
_______  _____________________________________________________________

OVERVIEW
________

Cummins had record sales and earnings in 1994, its 75th anniversary year. Net sales of $4.7 billion in 1994 were 12 percent higher than 1993's record sales and 26 percent higher than 1992 sales. The increase in sales during 1994 was due to continued strong demand for the Company's products in all of its key markets.

The Company's financial results improved in 1994, with net earnings of $252.9, or $6.11 per share, due to the increase in sales, continued cost-improvement measures and operating efficiencies, and the utilization of tax benefit carryforwards. In 1993, net earnings were $177.1, or $4.79 per share. In 1992, the Company adopted three new accounting rules, which resulted in a one-time, non-cash, after-tax charge of $251.1 and a net loss of $189.5, or $6.01 per share. In both 1993 and 1992, the Company recorded extraordinary charges of $5.5 related to early retirements of debt.

RESULTS OF OPERATIONS
_____________________

The percentage relationship between net sales and other elements of the Company's Consolidated Statement of Operations for each of the last three years was:

Percent of Net Sales                         1994      1993      1992
____________________                         _____     _____     _____
Net sales                                    100.0     100.0     100.0
Cost of goods sold                            75.0      75.6      77.5
                                             _____     _____     _____
Gross profit                                  25.0      24.4      22.5
Selling & administrative expenses             13.5      13.6      14.2
Research & engineering expenses                5.0       4.9       4.8
Interest expense                                .4        .9       1.1
Other (income) expense, net                    (.1)       .2        .4
                                              _____     ____      _____
Earnings before income taxes                   6.2       4.8       2.0
Provision for income taxes                      .9        .5        .2
                                              ____      ____      ____
Earnings before extraordinary items and
 cumulative effect of accounting changes       5.3       4.3       1.8
Extraordinary items                              -       (.1)     ( .1)
Cumulative effect of accounting changes          -         -      (6.7)
                                              ____      ____      _____
Net earnings (loss)                            5.3       4.2      (5.0)
                                              ____      ____      _____

     Sales by Market
     _______________

The Company's sales for each of its key markets during the last three years were:
                               1994              1993              1992
                         ________________  ________________  ________________

Net Sales by Markets     Dollars  Percent  Dollars  Percent  Dollars  Percent
____________________     _______  _______  _______  _______  _______  _______

Heavy-duty truck          1,410      30     1,230      29     1,081     29
Midrange truck              513      11       482      11       221      6
Power generation          1,039      22       963      23       914     24
Bus & light commercial
 vehicles                   592      12       498      12       423     11
Industrial products         526      11       438      10       425     11
Marine                       78       2        68       1        64      2
Government                   67       1       109       3       173      5
Fleetguard, Holset and
 Cummins Electronics (a)    512      11       460      11       448     12
                          _____     ___     _____     ___     _____    ___
Net sales                 4,737     100     4,248     100     3,749    100
                          _____     ___     _____     ___     _____    ___

(a) Included sales of McCord prior to the third quarter of 1993.

Sales to the heavy-duty truck market in 1994 were 15 percent higher than in 1993 and 30 percent higher than the 1992 level. The increase in sales during the last three years has been due to a high level of demand for engines for the North American heavy-duty truck market. In 1994, the Company's heavy-duty engine shipments for this market were approximately 14 percent higher than in 1993 and more than 40 percent higher than in 1992. In 1994, factory retail sales of heavy-duty trucks in North America were 19 percent higher than the previous year's level. Cummins continued to lead this market with more than a 34-percent share in 1994. The Company's market share was 35 percent in 1993 and 37 percent in 1992.

In 1994, international engine shipments for heavy-duty trucks were 27 percent higher than in 1993 and approximately 11 percent higher than in 1992. In the United Kingdom, the heavy-duty truck market improved significantly in 1994, with production approximately 35 percent higher than the 1993 level. The Australian economy also enjoyed its strongest performance in several years, with engine shipments in 1994 for the South Pacific region approximately 34 percent higher than in 1993. The Company's operations in Brazil were essentially break-even in 1994, despite the uncertainties in the Brazilian economy. In Mexico, the Company's operations were profitable in 1994, with engine shipments approximately 18 percent higher than in 1993. However, recent economic conditions in Mexico and the devaluation of the peso have adversely affected the Company's operations in Mexico. This will result in a lower level of engine shipments in 1995 and will likely result in losses at the Company's operations in Mexico, which would not be material to the Company's consolidated results.

Sales of engines for the midrange truck market in 1994 were 6 percent higher than in 1993 and more than double the 1992 level. Engine shipments for the North American market were 2 percent higher than in 1993 when some customers made advance purchases of midrange engines late in the year. International markets for midrange truck engines in 1994 were 23 percent higher than in 1993, due primarily to improvements in Europe and Asia.

Sales to the power generation market in 1994 exceeded $1 billion, approximately 8 percent higher than in 1993 and 14 percent higher than in 1992. Sales to this, the Company's second largest market, represented 22 percent of net sales in 1994. The increase in sales in 1994 was primarily in international markets, which were 9 percent higher than in 1993 despite intense pricing competition. In China, sales were double the 1992 level, with genset demand continuing to grow but at slower rates. Power generation sales in 1994 also benefited from the acquisition of Power Group International in the fourth quarter.

In the bus and light commercial vehicle market, the Company's sales were approximately 19 percent higher than in 1993 and 40 percent higher than in 1992. The increase in sales in 1994 was due to the high level of engine shipments to Chrysler, which were 34 percent higher than in 1993 when Chrysler's model changeover occurred. In general, bus markets were relatively flat worldwide. The Company's international shipments for the bus market in 1994 were approximately 38 percent higher than in 1993. In North America, shipments for the bus market were 27 percent lower than in 1993, with the decline due in part to advance purchases of engines at the end of 1993.

Sales to industrial markets were at record levels in 1994, a 20-percent increase over 1993 and 24 percent higher than in 1992, primarily due to improvements in both construction and agricultural markets worldwide.

Other markets for the Company's engines represented approximately 3 percent of the Company's net sales in 1994. Sales of $78 for the marine business in 1994 were 15 percent higher than in 1993 and 22 percent higher than in 1992. The increase in sales in 1994 was due to higher engine shipments in both North American and international markets. Government sales in 1994 continued to be lower than in prior years, due primarily to the reduction in US government expenditures. Sales have declined from the 1991 peak of 7 percent of the Company's net sales to 1 percent of the Company's net sales in 1994. The Company does not anticipate that this market will improve in 1995.

Engine shipments for all markets in 1994 were 304,300, compared to 263,000 in 1993 and 222,000 in 1992. Shipments by engine family for the comparative periods were:

Engine Shipments                  1994        1993        1992
________________                 _______     _______     _______

Midrange engines                 195,600     167,900     139,800
Heavy-duty engines                99,900      86,500      73,900
High-horsepower engines            8,800       8,600       8,300
                                 _______     _______     _______
Total engine shipments           304,300     263,000     222,000
                                 _______     _______     _______


Sales of filters, turbochargers and electronic systems continued to represent approximately 11 percent of the Company's net sales in 1994. Sales of these products in 1994 increased from the 1993 level and were approximately 14 percent higher than in 1992. These businesses have benefited from an increase in sales for both the midrange and heavy-duty engine markets in North America. In addition, international markets for filters and turbochargers, particularly in Europe, began to show signs of improvement from the depressed levels of prior years. Prior to the third quarter of 1993, sales of McCord Heat Transfer Co., were reported in this business market. Effective at the beginning of the third quarter of 1993, the Company transferred its 80-percent interest in McCord to Behr America Holding, Inc., for a 35-percent interest in Behr America, Inc. The Company's minority interest has been reported as an unconsolidated company since the transfer.

     Gross Profit
     ____________

The Company's gross profit percentage increased to 25.0 percent of net sales in 1994 from 24.4 percent in 1993 and 22.5 percent in 1992.

The key factor contributing to the improved margin in 1994 was the increase in demand for the Company's products, which represented approximately 70 percent of the increase in gross profit. Other factors included the effects of cost-improvement measures implemented since 1991 to improve production systems and throughput and pricing actions in selective markets subsequent to the first quarter of 1993. The cost of product coverage programs was 2.3 percent of net sales in 1994, compared to 2.1 percent in 1993, which included adjustments to reduce the product coverage liability for engines previously placed in service. The cost of product coverage programs was 2.4 percent of net sales in 1992.

Members of the Diesel Workers Union in Southern Indiana approved an 11-year contract in 1993. The contract provided for a team-based work system designed to increase flexibility, employee involvement and efficiency in exchange for improved pension and health care benefits for future retirees. Based upon the composition of age and service of the labor force, the increased expense associated with prior service of these employees is being recognized during the early years of the contract. In 1994, employee benefit expense was approximately $37 higher than in 1993, net of a credit related to the Company's long-term disability program.

As disclosed in Note 13 to the Consolidated Financial Statements, the Company has entered into commodity swap contracts that have the effect of fixing the cost of certain material purchases.

     Operating Expenses
     __________________

Selling and administrative expenses were $641.3 (13.5 percent of net sales) in 1994, compared to $579.2 (13.6 percent of net sales) in 1993 and $532.5 (14.2 percent of net sales) in 1992. Research and engineering expenses were $237.7 in 1994, compared to $209.6 in 1993 and $179.5 in 1992. The 32-percent increase since 1992 has been related to expenditures for the development of fuel systems, electronics and future products.

     Other Income and Expenses
     _________________________

Interest expense of $17.5 in 1994 was $18.8 lower than in 1993 and $23.5 lower than in 1992 due to the Company's early retirement and redemption of debt obligations during 1993 and 1992. Other income and expense includes a variety of items such as translation, interest income, earnings of unconsolidated companies and royalty income. Income of $3.5 in 1994 was primarily due to a higher level of earnings of unconsolidated companies.

As disclosed in Note 13 to the Consolidated Financial Statements, the Company enters into forward exchange contracts that serve to hedge the effects of fluctuating currency rates on certain assets and liabilities that are denominated in other than the functional currencies of international entities.

     Provision for Income Taxes
     __________________________

As described in Note 7 to the Consolidated Financial Statements, the Company reduced its valuation allowance for tax benefit carryforwards during each of the reporting years. The tax provision also included a one-time credit of $4.4 in 1993 as a result of the Omnibus Budget Reconciliation Act of 1993.

     Extraordinary Items
     ___________________

As disclosed in Note 5 to the Consolidated Financial Statements, the Company extinguished certain indebtedness in 1993 and 1992 that resulted in an extraordinary charge of $5.5 in each year.

     Accounting Changes
     __________________

As disclosed more fully in Note 1 to the Consolidated Financial
Statements, in 1992, the Company changed its method of accounting for retirees' health care and life insurance benefits, postemployment benefits and income taxes, all of which were required by new accounting rules released by the Financial Accounting Standards Board.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

Net Change in Cash & Cash Equivalents       1994     1993     1992
______________________________________     ______   ______   ______
Net cash provided by operating
 activities                                $375.7   $285.6   $197.7
Net cash used for investing activities     (261.1)  (148.8)  (296.5)
Net cash flows from operating and          ______   ______   _______
 investing activities                       114.6    136.8   ( 98.8)
Net cash (used for) provided by
 financing activities                      ( 49.6)  (113.5)   104.9)
Effect of exchange rate changes on cash       4.6   (   .2)  (  3.4)
                                           ______   ______   ______
Net change in cash & cash equivalents      $ 69.6   $ 23.1   $  2.7
                                           ______   ______   ______


Net cash flows from operating and investing activities totaled $114.6 in 1994, compared to $136.8 in 1993 and a net cash outflow of $98.8 in 1992. The cash outflow in 1992 included $65.1 to acquire the remaining 36-percent interest in Onan Corporation and a capital contribution of $71.1 to Consolidated Diesel Company to retire indebtedness. Capital expenditures during 1994 increased to $237.7, compared to $174.2 in 1993 and $139.3 in 1992. The increase in 1994 was related to investments for new product introductions and fuel systems. The Company expects that capital expenditures will continue to increase in 1995 to fund investments in new products, fuel systems and electronics. The Company also expects to make investments during 1995 in previously announced joint ventures, including the joint ventures with TELCO to produce midrange engines in India for TELCO vehicles, with Komatsu to produce midrange engines in Japan and high-horsepower engines in the United States and with Wartsila to manufacture both diesel and natural gas engines above 2,500 horsepower.

At December 31, 1994, the Company had no borrowings outstanding on its $300 revolving credit agreement. In 1994, the term of this credit facility was extended to 1999. The Company's debt-to-capital ratio was 17.8 percent at December 31, 1994, compared to 22.3 percent at December 31, 1993 and 49.3 percent at December 31, 1992. The Company's cash reserves increased $69.6 in 1994 to $146.9.

As disclosed in Note 9 to the Consolidated Financial Statements, the Company called for redemption of its preference stock in 1994. In lieu of accepting the cash redemption price, most holders elected to convert their shares of preference stock into common stock of the Company.

As disclosed in Note 10 to the Consolidated Financial Statements, the Board of Directors in the fourth quarter of 1994 authorized repurchase by the Company of up to 2.5 million shares of common stock. Concurrently, the Board of Directors increased the Company's quarterly common stock dividend from 12.5 cents per share to 25 cents per share. In 1993, the Board of Directors of the Company increased the quarterly common stock dividend from 2.5 cents per share to 12.5 cents per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
_______  __________________________________________

See index to Financial Statements and Schedules on page 24.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
_______  ____________________________________________________

None.
                              PART III
                              ________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________  __________________________________________________

The information appearing under the caption "Election of Directors" of the Company's definitive Proxy Statement, dated March 3, 1995, for the Annual Meeting of the Shareholders to be held on April 4, 1995 ("the Proxy Statement") is incorporated by reference in partial answer to this item. Except as otherwise specifically incorporated by reference, the Proxy Statement is not to be deemed filed as part of this report.

The executive officers of the Company at December 31, 1994 are set forth below. The Chairman of the Board and President are elected annually by the Board of Directors at the Board's first meeting following the Annual Meeting of the Shareholders. Other officers are appointed by the Chairman and ratified by the Board of Directors and hold office for such period as the Board of Directors or Chairman of the Board may prescribe.

                          Present Position & Business Experience During
     Name          Age    Last 5 Years
_______________    ___    ______________________________________________

Mark E. Chesnut     47    Vice President - Quality & Organizational
                          Effectiveness (1992 to present), Vice President-
                          Human Resources & Organizational Effectiveness
                          (1989-1992)

C. Roberto Cordaro  44    Group Vice President - Marketing (1990 to
                          present)

John K. Edwards     50    Vice President - International (1989 to present)

Robert L. Fealy     43    Vice President - Treasurer (1988 to present)

Peter B. Hamilton   48    Vice President & Chief Financial Officer
                          (1988 to present)

James A. Henderson  60    President & Chief Executive Officer
                          (1994 to present), President and Chief
                          Operating Officer (1977-1994)

M. David Jones      47    Vice President - Aftermarket Group
                          (1989 to present)

F. Joe Loughrey     45    Group Vice President - Worldwide Operations
                          (1990 to present)

John McLachlan      62    Vice President - Corporate Controller (1991
                          to present), Vice President - Engine Business
                          Controller (1989-1991)

Henry B. Schacht    60    Chairman of the Board of Directors (1994 to
                          present), Chairman of the Board of Directors and Chief Executive Officer (1977 to 1994)

Theodore M. Solso   47    Executive Vice President and Chief Operating
                          Officer (1994 to present), Executive Vice
                          President - Operations (1992 to 1994),
                          Vice President & General Manager Engine
                          Business (1988 to 1992)

Richard B. Stoner-Jr. 48  Vice President - Cummins Power Generation Group
                          and President - Onan Corporation (1992 to present), Managing Director - Holset (1986-1992)

Steven L. Zeller    38    Vice President - Law & External Affairs &
                          Corporate Secretary (1992 to present), Vice
                          President - General Counsel & Secretary (1990
                          to 1992)

ITEM 11.  EXECUTIVE COMPENSATION
________  ______________________

The information appearing under the following captions in the Company's Proxy Statement is hereby incorporated by reference: "The Board of Directors and Its Committees", "Executive Compensation -- Compensation Tables and Other Information" (including the tables and information contained at pages 15 to 18 of the Proxy Statement), "Executive Compensation -- Change of Control Arrangements" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation".

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________  ______________________________________________________________

A discussion of the security ownership of certain beneficial owners and management appearing under the captions "Principal Security
Ownership", "Election of Directors" and "Executive Compensation -- Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________  ______________________________________________

The information appearing under the captions "The Board of Directors and Its Committees", "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Other Transactions and Agreements with Directors, Officers and Certain Shareholders" in the Proxy Statement is incorporated herein by reference.

                                PART IV
                                _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
________  _______________________________________________________________

Documents filed as a part of this report:

     1. See Index to Financial Statements and Schedule on page 24 for a list of the financial statements and schedule filed as a part of this report.

     2. See Exhibit Index on page 44 for a list of the exhibits filed or incorporated herein as a part of this report.

No reports on Form 8-K were filed during the fourth quarter of 1994.

            INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
            __________________________________________



                                                               Page
                                                               ____

Management's Responsibility for Financial Statements            24
Report of the Independent Public Accountants                    24
Consolidated Statement of Operations                            25
Consolidated Statement of Financial Position                    26
Consolidated Statement of Cash Flows                            27
Consolidated Statement of Shareholders' Investment              29
Notes to Consolidated Financial Statements                      30
Quarterly Financial Data                                        41
Valuation and Qualifying Accounts                               41

         MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
         ____________________________________________________

Management is responsible for the preparation of the Company's consolidated financial statements and all related information appearing in this Form 10-K. The statements and notes have been prepared in conformity with generally accepted accounting principles and include some amounts which are estimates based upon currently available information and management's judgment of current conditions and circumstances. The Company engaged Arthur Andersen LLP, independent public accountants, to examine the consolidated financial statements. Their report appears on page 24.

To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of accounting and controls, including an internal audit program. The system of accounting and controls is improved and modified in response to changes in business conditions and operations and recommendations made by the independent public accountants and the internal auditors.

The Board of Directors has an Audit Committee whose members are not employees of the Company. The committee met three times in 1994 with management, internal auditors and representatives of the Company's independent public accountants to review the Company's program of internal controls, audit plans and results, and the recommendations of the internal and external auditors and management's responses to those recommendations.

             REPORT OF THE INDEPENDENT PUBLIC ACCOUNTANTS
             ____________________________________________

To the Shareholders and Board of Directors of Cummins Engine Company,
Inc.:

We have audited the accompanying consolidated statement of financial position of Cummins Engine Company, Inc., (an Indiana corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and shareholders' investment for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cummins Engine Company, Inc., and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, effective January 1, 1992, the Company changed its method of accounting for the cost of retirees' health care and life insurance benefits, postemployment benefits and income taxes.

Our audits were made for the purpose of forming an opinion on the consolidated statements taken as a whole. The schedule listed under
Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule has been subjected to the auditing procedures applied to the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                   Arthur Andersen LLP
Chicago, Illinois,
January 24, 1995

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                   (Millions, Except Per Share Amounts)
                   ____________________________________



                                             1994       1993       1992
                                           ________   ________   ________

Net sales                                  $4,737.2   $4,247.9   $3,749.2
Cost of goods sold                          3,550.7    3,211.0    2,906.7
                                           ________   ________   ________
Gross profit                                1,186.5    1,036.9      842.5
Selling & administrative expenses             641.3      579.2      532.5
Research & engineering expenses               237.7      209.6      179.5
Interest expense                               17.5       36.3       41.0
Other (income) expense, net                    (3.5)       6.8       13.1
                                           _________   _______   ________
Earnings before income taxes                  293.5      205.0       76.4
Provision for income taxes                     40.5       22.3        8.9
Minority interest                                .1         .1         .4
                                           ________    _______   ________

Earnings before extraordinary items and
 cumulative effect of accounting changes      252.9      182.6       67.1
Extraordinary items (Note 5)                      -       (5.5)      (5.5)
Cumulative effect of accounting changes
 (Note 1)                                         -          -     (251.1)
                                           ________    _______    _______
Net earnings (loss)                           252.9      177.1     (189.5)
Preference stock dividends                        -        8.0        8.0
                                           ________   ________   ________
Earnings (loss) available for common
 shares                                    $  252.9   $  169.1   $ (197.5)
                                           ________   ________   ________

Primary earnings (loss) per common share:
 Before extraordinary items and
  cumulative effect of accounting changes  $   6.11  $    4.95   $   1.77
 Net                                       $   6.11       4.79      (6.01)

 Fully diluted earnings (loss) per
  common share:
  Before extraordinary items and
   cumulative effect of accounting changes $   6.11  $    4.77   $   1.77
  Net                                      $   6.11       4.63      (6.01)


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                   (Millions, Except Per Share Amounts)
               ____________________________________________

                                                       December 31,
                                                     1994        1993
                                                   ________    ________
Assets
Current assets:
 Cash and cash equivalents                         $  146.9    $   77.3
 Receivables less allowances of $10.3 and $9.5        504.3       426.3
 Inventories                                          514.4       440.2
 Other current assets                                 132.2       127.9
                                                   ________    ________
                                                    1,297.8     1,071.7
                                                   ________    ________
Investments and other assets:
 Investments in and advances to unconsolidated
  companies                                           100.1       101.9
 Other assets                                          90.2        88.8
                                                   ________    ________
                                                      190.3       190.7
Property, plant and equipment:                     ________    ________
 Land and buildings                                   385.9       357.9
 Machinery, equipment and fixtures                  1,779.1     1,689.9
 Construction in progress                             204.1       132.7
                                                   ________    ________
                                                    2,369.1     2,180.5
 Less accumulated depreciation                      1,279.2     1,222.3
                                                   ________    ________
                                                    1,089.9       958.2
                                                   ________    ________
Intangibles, deferred taxes & deferred charges        128.3       170.0
                                                   ________    ________
Total assets                                       $2,706.3    $2,390.6
                                                   ________    ________

Liabilities and shareholders' investment
Current liabilities:
 Loans payable                                     $   40.9    $   13.4
 Current maturities of long-term debt                  36.9        32.6
 Accounts payable                                     321.9       267.5
 Accrued salaries and wages                            87.2        78.1
 Accrued product coverage & marketing expenses        130.9       123.5
 Income taxes payable                                  27.4        21.2
 Other accrued expenses                               194.8       164.0
                                                   ________    ________
                                                      840.0       700.3
                                                   ________    ________
Long-term debt                                        154.9       189.6
                                                   ________    ________
Other liabilities                                     638.8       679.6
                                                   ________    ________
Shareholders' investment:
 Convertible preference stock, no par value,
  .2 shares outstanding                                   -       112.2
 Common stock, $2.50 par value, 43.8 and 40.6
  shares issued                                       109.4       101.5
 Additional contributed capital                       927.2       822.8
 Retained earnings                                    232.2         4.1
 Common stock in treasury,at cost,2.2 & 2.1 shares    (71.6)     ( 67.3)
 Unearned ESOP compensation                           (55.0)     ( 59.3)
 Cumulative translation adjustments                   (69.6)     ( 92.9)
                                                   ________    ________
                                                    1,072.6       821.1
                                                   ________    ________

Total liabilities & shareholders' investment       $2,706.3    $2,390.6
                                                   ________    ________


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Millions)
                   ____________________________________

                                                1994       1993       1992
                                              ________   ________   ________
Cash flows from operating activities:
 Net earnings (loss)                          $ 252.9    $ 177.1    $(189.5)
                                              ________   ________   ________
 Adjustments to reconcile net earnings (loss)
  to net cash from operating activities:
  Depreciation and amortization                 127.7      125.1      122.5
  Extraordinary items & cumulative effect
   of accounting changes                            -        5.5      256.6
  Accounts receivable                          ( 37.0)    ( 59.4)    ( 30.9)
  Inventories                                  ( 45.8)        .9     ( 18.8)
  Accounts payable and accrued expenses          62.1        6.6       14.1
  Other                                          15.8       29.8       43.7
                                              ________   ________   ________
  Total adjustments                             122.8      108.5      387.2
                                              ________   ________   ________
 Net cash provided by operating activities      375.7      285.6      197.7
                                              ________   ________   ________
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                    (237.7)   $(174.2)   $(139.3)
  Disposals                                       5.3       12.0       22.9
 Acquisition of new businesses, net of cash
  acquired                                     ( 20.7)       3.4     ( 66.8)
 Investments in and advances to affiliates
  and unconsolidated companies                 (  8.0)      10.0     (115.2)
 Other                                              -          -        1.9
                                              ________   ________    _______
 Net cash used for investing activities        (261.1)    (148.8)    (296.5)
                                              ________   ________    _______
Net cash flows from operating and investing
 activities                                     114.6      136.8     ( 98.8)
                                              ________   ________   ________
Cash flows from financing activities:
 Proceeds from borrowings                           -       56.5      112.3
 Payments on borrowings                        ( 33.5)    (247.5)    (128.3)
 Net borrowings under credit agreements          16.9     ( 25.5)      16.2
 Net proceeds from common stock issuances           -      124.5      126.1
 Repurchase of common stock                    (  4.3)         -          -
 Dividend payments                             ( 26.0)    ( 15.0)    ( 11.3)
 Other                                         (  2.7)    (  6.5)    ( 10.1)
                                              ________   ________   ________
 Net cash (used for) provided by financing
  activities                                   ( 49.6)    (113.5)     104.9
                                              ________   ________   ________

Effect of exchange rate changes on cash           4.6     (   .2)    (  3.4)
                                              ________   ________   ________
Net change in cash and cash equivalents          69.6       23.1        2.7
Cash & cash equivalents at beginning of year     77.3       54.2       51.5
                                              _______    _______    _______
Cash & cash equivalents at end of year        $ 146.9    $  77.3    $  54.2
                                              _______    _______    _______
Cash payments during the year for:
 Interest                                     $  18.9    $  39.5    $  41.5
 Income taxes                                    42.5       18.1       20.6

The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
                  (Millions, Except Per Share Amounts)
           __________________________________________________


                                                1994       1993       1992
                                               ______     ______     ______
Convertible preference stock, no par value,
  1.0 shares authorized:
 Beginning balance (.2 shares)                 $112.2     $114.9     $114.9
 Converted to common stock or redeemed
  (.2 shares)                                  (112.2)     ( 2.7)         -
                                               ______     _______    ______
 Ending balance                                     -      112.2      114.9
                                               ______     ______     ______
Common stock, $2.50 par value, 150.0 shares
 authorized:
 Beginning balance (40.6, 36.5 & 31.8 shares)   101.5       91.3       79.4
 Retired (.1, .2 and .2 shares)                 (  .2)     (  .6)     (  .6)
 Issued in public offerings (2.6 & 4.6 shares)      -        6.6       11.5
 Conversion of preference stock & LYONs
  (2.9 & 1.1 shares)                              7.2        2.8          -
 Other (.4, .6 and .3 shares)                      .9        1.4        1.0
                                               ______     ______     ______
 Ending balance (43.8, 40.6 & 36.5 shares)      109.4      101.5       91.3
                                               ______     ______     ______
Additional contributed capital:
 Beginning balance                              822.8      654.4      537.5
 Retired                                        ( 4.7)     ( 9.9)     ( 7.3)
 Issued in public offerings                         -      117.9      114.6
 Conversion of preference stock and LYONs       104.3       48.0          -
 Other                                            4.8       12.4        9.6
                                               ______     ______     ______
 Ending balance                                 927.2      822.8      654.4
                                               ______     ______     ______
Retained earnings (deficit):
 Beginning balance                                4.1     (146.1)      48.0
 Net earnings (loss) for the year               252.9      177.1     (189.5)
 Cash dividends declared:
  Convertible preference stock                      -      ( 8.0)     ( 8.0)
  Common stock                                  (26.0)     ( 7.0)     ( 3.3)
 Additional minimum liability for pensions        1.2      (11.9)       6.7
                                               _______    _______    _______
 Ending balance                                 232.2        4.1     (146.1)
                                               _______    _______    _______
Common stock in treasury:
 Beginning balance (2.1 shares)                 (67.3)     (67.3)     (67.3)
 Stock repurchased (.1 shares)                  ( 4.3)         -          -
                                               _______    _______    _______
Ending balance (2.2 and 2.1 shares)             (71.6)     (67.3)     (67.3)
                                               _______    _______    _______

Unearned ESOP compensation:
 Beginning balance                              (59.3)     (63.5)     (67.9)
 Shares allocated to participants                 4.3        4.2        4.4
                                               _______    _______    _______
 Ending balance                                 (55.0)     (59.3)     (63.5)
                                               _______    _______    _______

Cumulative translation adjustments:
 Beginning balance                              (92.9)     (82.6)     (20.8)
 Adjustments                                     23.3      (10.3)     (61.8)
                                               _______    _______    _______
 Ending balance                                 (69.6)     (92.9)     (82.6)
                                              ________    _______    _______
Shareholders' investment                      $1072.6     $821.1     $501.1
                                              ________    _______    _______

The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions, Unless Otherwise Stated)
             ______________________________________________


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of Cummins Engine Company, Inc., and its majority-owned subsidiaries. Affiliated companies in which Cummins does not have a controlling interest or in which control is expected to be temporary are accounted for using the equity method.

Revenue Recognition: The Company recognizes revenues on the sale of its products, net of the estimated costs of returns, allowances and sales incentives, when the products are shipped to customers.

Product Coverage Programs: Estimated costs of warranty and extended coverage are charged to earnings at the time the Company sells its products.

Foreign Currency: The Company uses the local currency as the functional currency for its manufacturing operations outside the United States, except those in Brazil and Mexico for which it uses the US dollar. At operations which use the local currency as the functional currency, results are translated into US dollars using average exchange rates for the year, while assets and liabilities are translated into US dollars using year-end exchange rates. The resulting translation adjustments are recorded in a separate component of shareholders' investment. Gains and losses from foreign currency transactions are included in net earnings. At the Company's operations in Brazil and Mexico, cash and certain other monetary assets and liabilities, such as receivables and payables, and revenues and expenses are translated into US dollars using current exchange rates. Inventories and nonmonetary assets, such as fixed assets, are translated into US dollars using historical exchange rates. The resulting translation adjustments and gains and losses from foreign currency transactions are reflected in net earnings.

Technical Investment: Expenditures for research and development of new products, as well as engineering expenditures during early production and ongoing efforts to improve existing products, are charged to earnings as incurred, net of contract reimbursements:

Technical Investment                  1994       1993       1992
____________________                 ______     ______     ______
Research & engineering               $237.7     $209.6     $179.5
Reimbursements                         30.7       28.8       36.9
Other                                  43.1       38.1       31.0
                                     ______     ______     ______
Total                                $311.5     $276.5     $247.4
                                     ______     ______     ______

Included above in research and engineering are research and development costs approximating $198 in 1994, $158 in 1993 and $129 in 1992.

Retirement and Postemployment Benefits: The Company charges the cost of retirement benefits to earnings during employees' active service as a form of deferred compensation. The cost of postemployment benefits is charged to earnings at the time employees leave active service.
The cumulative effect of changes in accounting from a cash basis for certain of these benefits, effective January 1, 1992, resulted in an after-tax charge of $251.1.

Income Tax Accounting: The Company determines its provision for income taxes using an asset and liability approach. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement basis and the tax basis of assets and liabilities. Future tax benefits of tax loss and credit carryforwards also are recognized as deferred tax assets. Deferred tax assets are offset by a valuation allowance to the extent the Company concludes there is uncertainty as to their ultimate realization.

Cash Equivalents: Cash equivalents are investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories: The Company accounts for approximately 30 percent of its inventories using the last-in, first-out (LIFO) cost method. These LIFO inventories include substantially all of the Company's US heavy-duty and high-horsepower engine and engine parts inventories. All other inventories are valued at the lower of first-in, first-out
(FIFO) cost or net realizable value.

Inventories                               1994        1993
___________                              ______      ______
Finished products                        $291.6      $272.6
Work-in-process & raw materials           277.0       217.4
                                          _____      ______
Inventories at FIFO cost                  568.6       490.0
Excess of FIFO over LIFO                  (54.2)      (49.8)
                                          _____      ______
Inventories                              $514.4      $440.2
                                         ______      ______

Property, Plant and Equipment: Property, plant and equipment are recorded at cost. The Company depreciates substantially all engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. Depreciation of all other equipment is computed using the straight-line method for financial reporting purposes. The estimated service lives to compute depreciation range from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures. Where appropriate, the Company uses accelerated depreciation methods for tax purposes. Maintenance and repair costs are charged to earnings as incurred.

Earnings Per Common Share: Primary earnings per share of common stock are computed by subtracting preference stock dividend requirements from net earnings and dividing that amount by the weighted-average number of common shares outstanding during each year. Fully diluted earnings per share are computed by dividing net earnings by the weighted-average number of shares outstanding, assuming the exercise of stock options and the conversion of debt and preference stock to common stock.

NOTE 2. OPERATING LEASES: Certain of the Company's manufacturing plants, warehouses and offices are leased facilities. The Company also leases automobiles and manufacturing and office equipment. Most of these leases require fixed rental payments, expire over the next ten years and can be renewed or replaced with similar leases. Rental expense under these leases in 1994, 1993 and 1992 was $52.3, $50.8 and $45.3, respectively. Future minimum payments for operating leases with original terms of more than one year are $29.4 in 1995, $23.4 in 1996, $19.6 in 1997, $16.1 in 1998, $18.4 in 1999 and $100.3
thereafter.

NOTE 3.  INVESTMENTS IN UNCONSOLIDATED COMPANIES:

                                            December 31,
                                          1994         1993
                                          ____         ____
Consolidated Diesel Company             $ 33.1       $ 50.9
Kirloskar Cummins Limited                 22.3         16.9
Behr America, Inc.                        11.7         12.1
Other                                     33.0         22.0
                                        ______        _____
Carrying value                          $100.1       $101.9
                                        ______       ______

Included above in other investments at December 31, 1994 and 1993 were $17.7 and $18.5, respectively, related to temporarily owned distributorships. Cummins' sales to these distributorships approximated $40 in 1994 and $50 in both 1993 and 1992.

Summary financial information for 50-percent or less owned companies:

Earnings Data                         1994        1993       1992
_____________                        ______      ______     ______
Net sales                            $913.6      $746.4     $695.9
Earnings before extraordinary item     14.8         3.4       14.4
Earnings                               14.8         3.4        6.4
Cummins' share                          5.6          .4        3.4

                                                     December 31,
Balance Sheet Data                                 1994        1993
__________________                                ______      ______
Current assets                                    $199.4      $151.4
Noncurrent assets                                  186.0       207.0
Current liabilities                               (146.3)     (127.0)
Noncurrent liabilities                            ( 41.8)     ( 38.2)
                                                  ______      ______
Net assets                                        $197.3      $193.2
                                                  ______      ______
Cummins' share                                    $ 81.4      $ 82.7
                                                  ______      ______

NOTE 4. SALE OF RECEIVABLES: The Company has an agreement to sell, without recourse, up to $110.0 of eligible trade receivables. The amount of receivables outstanding was $110.0 under this agreement at December 31, 1994 and $108.0 at December 31, 1993. As collections reduce previously sold receivables, new receivables customarily are sold up to the $110.0 level.

NOTE 5.  LONG-TERM DEBT:
                                                    December 31,
Long-term Debt                                     1994       1993
______________                                    ______     ______
9.74%-10.65% medium-term notes, through 1998      $102.2     $126.2
8.76% guaranteed notes of ESOP Trust, due 1998      69.5       70.7
Other                                               20.1       25.3
                                                  ______     ______
Total indebtedness                                 191.8      222.2
Less current maturities                             36.9       32.6
                                                  ______     ______
Long-term debt                                    $154.9     $189.6
                                                  ______     ______

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1994 are $36.9, $42.1, $24.4, $80.0 and $1.1. At
December 31, 1994 and 1993, the weighted-average interest rate on loans payable and current maturities of long-term debt was 7 percent and 6 percent, respectively.

In December 1993, the Company sold 2.6 million shares of its common stock in a public offering for $49 per share. A portion of the proceeds was used to redeem $77.2 in principal amount of outstanding 9-3/4 percent sinking fund debentures. This early extinguishment of debt resulted in an extraordinary charge of $5.5. The Company also called for redemption of all the then outstanding Liquid Yield Option Notes ("LYONs"). Holders submitted 112,808 LYONs with an accreted value of $48.5 for conversion into 1.0 million shares of common stock, and the remaining LYONs were redeemed for $.2. Had the stock issuance, debt repayments and conversion of LYONs occurred as of January 1, 1993, pro forma earnings per share would have approximated $4.65 in 1993.

In April 1992, the Company sold 4.6 million shares of its common stock in a public offering for $28.50 per share. A portion of the net proceeds was used at the time of the issuance to repay borrowings under the revolving credit agreement. During the fourth quarter of 1992, the Company extinguished $71.1 of debt of Consolidated Diesel Company, $8.2 of the Company's 8-7/8 percent sinking fund debentures and $11.4 of a 15-percent note payable to an insurance company. These early extinguishments of debt resulted in an extraordinary charge of $5.5. Had the stock issuance and debt repayments occurred as of January 1, 1992, the pro forma loss per share would have approximated $5.80 in 1992.

The Company maintains a $300 revolving credit agreement, under which there were no outstanding borrowings at December 31, 1994 or 1993. In 1994, the agreement was amended, lowering fees and interest costs and extending the term to 1999. The Company also maintains other domestic and international credit lines with approximately $200 available at December 31, 1994.

The Company has guaranteed the outstanding borrowings of its ESOP Trust. The ESOP was established for certain of the Company's salaried employees who participate in the qualified benefit savings plans.
Cash contributions to the ESOP Trust, together with the dividends accumulated on the common stock held by the Trust, are used to pay interest and principal due on the notes. Cash contributions and dividends to the ESOP Trust to fund principal and interest payments approximated $7 in both 1994 and 1993. The Company's compensation expense was $8.9 in 1994, $10.0 in 1993 and $10.3 in 1992. The
unearned compensation, which is reflected as a reduction to shareholders' investment, represents the historical cost of the ESOP Trust's shares of common stock that have not yet been allocated to participants.

NOTE 6.  OTHER LIABILITIES:
                                                     December 31,
Other Liabilities                                   1994       1993
_________________                                  ______     ______
Accrued retirement & post-employment benefits      $475.2     $521.8
Accrued product coverage & marketing expenses        91.3       90.5
Deferred taxes                                       20.7       17.3
Accrued compensation                                 11.7        5.6
Other                                                39.9       44.4
                                                   ______     ______
Other liabilities                                  $638.8     $679.6
                                                   ______     ______

NOTE 7.  INCOME TAXES:

Tax Provision                              1994     1993     1992
_____________                             _____    _____    _____
Current:
 US federal and state                     $28.8    $ 4.7    $ 1.8
 Foreign                                   19.2     19.1     15.6
                                           ____     ____     ____
                                           48.0     23.8     17.4
                                           ____     ____     ____
Deferred:
 US federal and state                      (9.4)   (12.3)    (8.5)
 Foreign                                    1.9     10.8        -
                                           _____   ______    _____
                                           (7.5)   ( 1.5)    (8.5)
                                           _____   ______   ______
Tax provision                              $40.5   $22.3    $ 8.9
                                           _____   _____    _____

Significant components of the Company's net deferred tax assets relate to the following tax effects of differences between financial and tax reporting:
                                                           December 31,
Net Deferred Tax Assets                                   1994       1993
_______________________                                  ______     ______

US accrued employee benefits                             $218.8     $203.9
US accrued product coverage & marketing expenses           65.8       63.4
US plant & equipment                                     (110.7)    (114.1)
Other net US differences                                    9.5       19.3
Net UK taxable differences related primarily to
 plant and equipment                                     ( 12.8)    ( 10.2)
Other net foreign taxable differences                    (   .8)    (  1.3)
US federal carryforward benefits:
 Tax loss and foreign tax credits                             -       23.4
 General business tax credits, expiring 1996 to 2009       61.5       71.6
Minimum tax credits, no expiration                          6.5        7.1
Less valuation allowance                                 ( 68.0)    (100.7)
                                                         ______     ______
Net deferred tax assets                                  $169.8     $162.4
                                                         ______     ______
Balance Sheet Classification
____________________________
Current assets                                             $ 89.5   $ 89.2
Noncurrent assets                                           101.0     90.5
Noncurrent liabilities                                      (20.7)   (17.3)
                                                           ______    _____
Net deferred tax assets                                    $169.8   $162.4
                                                           ______   ______

The Company maintains a valuation allowance against its carryforward benefits that have not yet been realized because of previous unprofitable operations. These carryforwards have significant usage limitations which can be overcome only by generating earnings at levels considerably higher than have been generated in all but the most recent years. While the need for this valuation allowance is subject to periodic review, it is expected that the allowance will be recorded as a reduction of income tax expense as the carryforwards actually are realized by future earnings. Reductions in the valuation allowance and realizations of carryforwards amounted to $41.4 in 1994, $41.5 in 1993 and $17.4 in 1992.

The Omnibus Budget Reconciliation Act ("OBRA") of 1993 increased the US federal corporate income tax rate from 34 percent to 35 percent, effective January 1, 1993. Income tax expense for 1993 was reduced $4.4 as a result of revaluing the net US deferred tax assets at the higher rate. OBRA also retroactively extended the research tax credit from its 1992 expiration date through June 30, 1995. Research tax credits of $9.0 for 1994, $8.0 for 1993 and $6.1 for 1992 have increased both the general business credit carryforwards and the offsetting valuation allowance.

Earnings (loss) before income taxes and differences between the effective tax rate and US federal income tax rate were:

                                             1994      1993      1992
                                            ______    ______    ______
Earnings (loss) before income taxes:
 US                                         $180.6    $110.7    $(36.4)
 International                               112.9      94.3     112.8
                                            ______    ______    ______
                                            $293.5    $205.0    $ 76.4
                                            ______    ______    ______
Tax at US statutory rate                    $102.7    $ 71.8    $ 25.9
Change in US tax rate                            -      (4.4)        -
Utilization of carryforwards                 (41.4)    (41.5)    (17.4)
Foreign dividends                            ( 8.1)       .2     (  .2)
Nontaxable UK foreign exchange gain          ( 4.2)        -         -
Other differences in rates & taxability
 of foreign subsidiaries                     ( 5.6)       .7        .2
All other, net                               ( 2.9)     (4.5)       .4
                                            ______    ______    ______
Tax provision                               $ 40.5    $ 22.3    $  8.9
                                            ______    ______    ______

NOTE 8. RETIREMENT PLANS: The Company has several contributory and noncontributory pension plans covering substantially all employees. Benefits for salaried plans generally are based upon compensation during the three to five years preceding retirement. Under the hourly plans, benefits generally are based upon various monthly amounts for each year of service. Prior service cost associated with plan amendments is amortized over the average remaining service of participants.

                          December 31, 1994            December 31, 1993
                      __________________________   __________________________
                      Over-    Under-              Over-    Under-
Funded Status         funded   funded   Combined   funded   funded   Combined
_____________         ______   ______   ________   ______   ______   ________
Benefit obligation:
 Vested              $(396.7) $(517.2)  $( 913.9) $(569.2) $(425.5)  $( 994.7)
 Accumulated         $(459.4) $(615.3)  $(1074.7) $(642.3) $(522.8)  $(1165.1)
 Projected           $(533.2) $(661.9)  $(1195.1) $(736.0) $(539.8)  $(1275.8)
Plan assets            623.1    562.0     1185.1    780.8    401.2     1182.0
                     _______  ________  _________ _______  ________  _________
Funded status           89.9   ( 99.9)   (  10.0)    44.8   (138.6)   (  93.8)
Unrecognized:
 Experience (gain)
  loss                ( 33.0)  ( 40.9)   (  73.9)    17.6      3.1       20.7
 Prior service cost     12.8    101.7      114.5     22.7     98.5      121.2
 Transition asset     ( 21.3)  ( 17.5)   (  38.8)  ( 36.1)  ( 11.5)   (  47.6)
Additional liability       -   ( 32.3)   (  32.3)       -   ( 87.7)   (  87.7)
                     _______   _______  _________ _______  ________  _________
Accrued asset
 (liability)         $  48.4  $( 88.9)  $(  40.5) $  49.0  $(136.2)  $(  87.2)
                     _______  ________  _________ _______  ________  _________

In 1994, the projected benefit obligation was determined using weighted-average discount rates of 8.25 percent for the US plans and
8.5 percent for the international plans and, in 1993, rates of 6.75 percent and 8 percent, respectively. The assumed long-term rates of compensation increase for salaried plans approximated expected inflation in both 1994 and 1993. The long-term rates of return on assets were assumed to be 8.5 percent in 1994 and 9.25 percent in 1993 for the US plans and 8.75 percent in 1994 and 10 percent in 1993 for the international plans.

It is the Company's policy to make contributions to these plans sufficient to meet the funding requirements of applicable laws and regulations, plus such additional amounts as deemed to be appropriate. Plan assets consist principally of equity securities and corporate and fixed-income Government obligations.

Pension Cost                         1994       1993       1992
____________                        ______     ______     ______
Service cost                        $39.9      $ 30.9     $ 28.7
Interest cost                        86.5        80.7       78.1
Asset return:
 Actual                             (26.2)     (202.5)     (79.6)
 Deferred                           (78.7)       99.5      (26.2)
Transition asset amortization       ( 9.3)     (  9.2)     ( 9.6)
Other                                11.6         2.4      ( 2.2)
                                    _____      ______     _______
Pension cost                        $23.8      $  1.8     $(10.8)
                                    _____      ______     _______

The Company has a non-qualified excess benefit plan that provides certain employees with defined retirement benefits in excess of qualified plan limits imposed by US tax law. In addition, the Company has a supplementary life insurance plan that provides officers and other key employees with term life protection during their active employment and supplemental retirement benefits upon retirement. The cost of these plans was $4.8 in 1994, $3.6 in 1993 and $3.2 in 1992. At December 31, 1994 and 1993, the accrued pension liability for these plans was $22.0 and $18.7, respectively.

While the Company provides certain health care and life insurance benefits to eligible retirees and their dependents, it reserves the right to change benefits covered under these plans. The plans are contributory, with retirees' contributions adjusted annually, and contain other cost-sharing features, such as deductibles, coinsurance and spousal contributions. The general policy is to fund these benefits as claims and premiums are incurred.

Health Care Cost              1994      1993      1992
________________              _____     _____     _____
Service cost                  $10.2     $ 5.7     $ 5.2
Interest cost                  33.3      29.5      29.7
Other                           9.4      ( .1)        -
                              _____     ______    _____
Total                         $52.9     $35.1     $34.9
                              _____     _____     _____

                                               December 31,
Accrued Liability                            1994        1993
_________________                           ______       _____
Accumulated benefit obligation for:
 Retirees                                   $226.2      $210.0
 Employees eligible to retire                 92.0       102.1
 Others                                      147.9       191.7
Unrecognized:
 Prior service cost                          (17.1)      (24.5)
 Net experience loss                         ( 6.3)      (69.2)
                                            ______      ______
Accrued liability                           $442.7      $410.1
                                            ______      ______

The weighted-average discount rate used to determine the accumulated benefit obligation was 8.25 percent in 1994 and 6.75 percent in 1993. The trend rate for medical benefits provided prior to Medicare eligibility is 12.8 percent, grading down to an ultimate rate of 6.0 percent by 2008. For medical benefits provided after Medicare eligibility, the trend rate is 8.5 percent, grading down to an ultimate rate of 6.0 percent by 1998. The health care cost trend rate assumption could have a significant effect on the determination of the obligation. For example, increasing the rate by one percent would increase the accumulated benefit obligation by $26 and net cost by $3.

NOTE 9. PREFERENCE STOCK REDEMPTION: In 1994, the Company called for redemption, at a price of $51.05 per depositary share, plus accrued dividends, of all its outstanding Convertible Exchangeable Preference Stock, which had a face value of $112.2 at December 31, 1993. Holders of the stock elected to convert their shares into 2.9 million shares of common stock. Had the preference stock transaction occurred on January 1, 1993, pro forma earnings per share would have approximated $4.63 in 1993.

NOTE 10. COMMON STOCK REPURCHASE PROGRAM: On October 11, 1994, the Board of Directors authorized repurchase by the Company of up to 2.5 million shares of its common stock. At the Company's discretion, repurchases of the stock will be made from time to time in the open market and through privately negotiated transactions. Through December 31, 1994, the Company had repurchased on the open market .1 million shares at an aggregate purchase price of $4.3, or average price of $42.47 per share. All of the acquired shares are held as common stock in treasury.

NOTE 11. EMPLOYEE STOCK PLANS: Under the 1992 stock incentive plan (and 1986 stock option plan), officers and other eligible employees of the Company may be awarded stock options, stock appreciation rights and restricted stock. Under the provisions of the plan, up to one percent of the Company's outstanding shares of common stock at the end of the preceding year is available for issuance under the plan each year. At December 31, 1994, there were 441,113 shares of common stock available for grant and 215,720 options exercisable under the plans.

                                   Number of
Options                             Shares      Option Price per Share
________                           _________    ______________________

December 31, 1992                   195,260        $15.94 to $38.91
 Granted                            456,150        $37.41 to $52.56
 Exercised                         (123,740)       $15.94 to $40.25
 Expired                           (  2,600)       $24.20 to $31.63
                                   _________
December 31, 1993                   525,070        $15.94 to $52.56
 Granted                            349,927        $36.81 to $53.25
 Exercised                         ( 10,200)       $20.72 to $37.41
                                   ________
December 31, 1994                   864,797        $15.94 to $53.25
                                   ________

NOTE 12. SHAREHOLDERS' RIGHTS PLAN: The Company has a Shareholders' Rights Plan which it first adopted in 1986. The Rights Plan provides that each share of the Company's common stock has associated with it a stock purchase right. The Rights Plan becomes operative when a person or entity acquires 15 percent of the Company's common stock or commences a tender offer to purchase 20 percent or more of the Company's common stock without the approval of the Board of Directors. In the event a person or entity acquires 15 percent of the Company's common stock, each right, except for the acquiring person's rights, can be exercised to purchase $400 worth of common stock for $200. In addition, for a period of ten days after such acquisition, the Board of Directors can exchange such right for a new right which permits the holders to purchase one share of the Company's common stock for $1 per share. If a person or entity commences a tender offer to purchase 20 percent or more of the Company's common stock, unless the Board of Directors redeems the rights within 10 days of the event, each right can be exercised to purchase one share for $200. The Rights Plan also allows holders of the rights to purchase shares of the acquiring person's stock at a discount if the Company is acquired or 50 percent of the assets or earnings power of the Company is transferred to an acquiring person.

NOTE 13. GUARANTEES, COMMITMENTS AND OTHER CONTINGENCIES: At December 31, 1994, loans, leases and accounts receivable that have been sold with recourse amounted to $33.8. Commitments under outstanding letters of credit, guarantees and contingencies approximated $140 at December 31, 1994. Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total indebtedness of $191.8 at December 31, 1994 approximated $220. The carrying values of all other receivables and liabilities approximated fair values at December 31, 1994.

The Company enters into forward exchange contracts to hedge the effects of fluctuating currency rates on certain assets and liabilities, such as accounts receivable and payable, that are denominated in other than the functional currencies of entities. The contracts typically provide for the exchange of different currencies at specified future dates and rates. The gain or loss due to the difference between the forward exchange rates of the contracts and current rates offsets in whole or in part the loss or gain on the assets or liabilities being hedged. The Company had $72.6 of contracts outstanding at December 31, 1994, which mature in 1995 and are denominated in a variety of foreign currencies where the Company does business.

Commodity swap contracts at December 31, 1994 amounted to $20.5 and have the effect of fixing the Company's cost of certain material purchases. These contracts mature through 1998. Gains or losses on the contracts are reflected in earnings concurrently with the hedged items. No significant concentration of credit or market risk exists for the Company.

Cummins and its subsidiaries are defendants in a number of pending legal actions, including actions relating to use and performance of the Company's products. The Company carries product liability insurance covering significant claims for damages involving personal injury and property damage. In the event the Company is determined to be liable for damages in connection with such actions and proceedings, the unreserved and uninsured portion of such liability is not expected to be material. The Company also has been identified as a potentially responsible party at several waste disposal sites under US and related state environmental statutes and regulations. The Company denies liability with respect to many of these legal actions and environmental proceedings and vigorously is defending such actions or proceedings. The Company has established reserves which it believes are adequate for its expected future liability in such actions and proceedings where the nature and extent of such liability can be estimated reasonably based upon presently available information.

NOTE 14. SEGMENTS OF THE BUSINESS: The Company operates in a single industry segment -- designing, manufacturing and marketing diesel engines and related products. Manufacturing, marketing and technical operations are maintained in major areas of the world.

Summary financial information is listed below for each geographic area. Earnings (loss) for each area may not be a meaningful representation of each area's contribution to consolidated operating results because of significant sales of products between and among the Company's various domestic and international operations.

                                               All    Corp. Items &
1994                           US     Europe   Other  Eliminations  Combined
____                          _____   ______   _____  ____________  ________
Net sales:
 To customers in the area     $2708   $ 657    $538     $   -        $3903
 To customers outside area      594     234       6         -          834
 Intergeographic transfers      410     159     114      (683)           -
                              _____   _____    ____     ______       _____
 Total                        $3712   $1050    $658     $(683)       $4737
Earnings (loss) before
 income taxes                 $ 177   $  87    $ 44     $( 14)       $ 294
Identifiable assets           $1618   $ 499    $412     $ 177        $2706

1993
____
Net sales:
 To customers in the area     $2374   $ 590    $439     $   -        $3403
 To customers outside area      589     251       5         -          845
 Intergeographic transfers      317     149      84      (550)           -
                              _____   _____    ____     ______       _____
 Total                        $3280   $ 990    $528     $(550)       $4248
Earnings (loss) before
 income taxes                 $ 140   $  89    $ 19     $( 43)       $ 205
Identifiable assets           $1487   $ 407    $340     $ 157        $2391

1992
____
Net sales:
 To customers in the area     $1996   $ 616    $418     $   -        $3030
 To customers outside area      508     209       2         -          719
 Intergeographic transfers      273     129      69      (471)           -
                              _____   _____    ____     ______       _____
 Total                        $2777   $ 954    $489     $(471)       $3749
Earnings (loss) before
 income taxes                 $  32   $  93    $  5     $( 54)       $  76
Identifiable assets           $1432   $ 404    $322     $  72        $2230

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

Net sales by marketing territory:

Net Sales                              1994        1993        1992
_________                             ______      ______      ______
United States                         $2,712      $2,389      $2,016
Europe                                   671         600         629
Asia, Far East & Australia               626         559         455
Canada                                   330         257         187
Mexico & South America                   318         330         355
Africa & Middle East                      80         113         107
                                      ______      ______      ______
Net sales                             $4,737      $4,248      $3,749
                                      ______      ______      ______

NOTE 15.  QUARTERLY FINANCIAL DATA (unaudited):

                          First     Second      Third    Fourth      Full
1994                     Quarter    Quarter    Quarter   Quarter     Year
____                    ________   ________   ________  ________   ________
Net sales               $1,099.2   $1,204.9   $1,155.5  $1,277.6   $4,737.2
Gross profit               270.6      297.7      294.1     324.1    1,186.5
Net earnings                54.6       66.2       61.9      70.2      252.9
Primary and fully
 diluted earnings
 per share              $   1.35   $   1.58   $   1.48  $   1.68   $   6.11

1993
____
Net sales               $1,048.4   $1,093.4   $  988.3  $1,117.8   $4,247.9
Gross profit               251.0      260.6      239.4     285.9    1,036.9
Earnings before
 extraordinary item         41.1       48.2       40.7      52.6      182.6
Net earnings                41.1       48.2       40.7      47.1      177.1
Primary earnings per
 share:
 Before extraordinary
  item                  $   1.12    $  1.32   $   1.11  $   1.42   $   4.95
 Net                        1.12       1.32       1.11      1.26       4.79
Fully diluted earnings
 per share:
 Before extraordinary
  item                      1.07       1.25      1.06       1.36       4.77
 Net                        1.07       1.25      1.06       1.22       4.63


Net earnings in the fourth quarter of 1994 included a credit of $15 for long-term disability benefits. In the third quarter of 1993, net earnings included a one-time tax credit of $4.4 resulting from the OBRA. Net earnings in the fourth quarter of 1993 included an extraordinary charge of $5.5 related to an early extinguishment of debt.

                      CUMMINS ENGINE COMPANY, INC.
                               SCHEDULE II
                    VALUATION AND QUALIFYING ACCOUNTS
                          (Dollars in Millions)
                    _________________________________

                                                 1994      1993      1992
                                                ______    ______    ______

Allowance for Doubtful Accounts:
________________________________
Balance beginning of period                     $  9.5    $ 11.8    $ 14.4
Additions:
 Provisions                                        2.3       4.9       1.8
 Recoveries and translation adjustments            (.1)       .1       (.1)
Deductions:
 Write-offs                                        1.4       7.3       4.3
                                                ______    ______    ______
Balance end of period                           $ 10.3    $  9.5    $ 11.8
                                                ______    ______    ______
Tax Valuation Allowance:
________________________
Balance beginning of period                     $100.7    $124.4
Additions to offset increases in deferred
 tax assets related to:
  Tax benefit carryforwards recognized as
   assets upon the initial adoption of SFAS
   No. 109                                           -         -    $139.9
  Additional general business tax credits
   for research tax credits generated              9.0      14.1         -
  Increase in the value of net operating
   loss carryforwards as a result of the
   OBRA tax rate increase                            -       1.7         -
  Reduction in the utilization of net
   operating loss carryforwards due to
   extraordinary charges for early
   extinguishment of debt                            -       1.9       1.9
Deductions to reflect reductions in
 deferred tax assets related to actual
 utilization of tax benefit carryforwards        (41.4)    (41.5)    (17.4)
Other                                            (  .3)       .1         -
                                                ______    ______    ______
Balance end of period                           $ 68.0    $100.7    $124.4
                                                ______    ______    ______

                              SIGNATURES
                              __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS ENGINE COMPANY, INC.



By     /s/Peter B. Hamilton          By    /s/John McLachlan
       ____________________                _________________
       Peter B. Hamilton                   John McLachlan
       Vice President & Chief              Vice President - Corporate
       Financial Officer                   Controller (Principal
       (Principal Financial                Accounting Officer)
        Officer)

Date:  March 10, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                 Title                                  Date
__________                 _____                                  ____


                           Director & Chairman of the Board       3/10/95
       *                   of Directors & Chief Executive
_____________________      Officer (Principal Executive Officer)
(J. A. Henderson)

       *                   Director and President & Chief         3/10/95
_____________________      Operating Officer
(T. M. Solso)

       *                                                          2/25/95
_____________________      Director
(H. Brown)

       *
_____________________      Director                               3/10/95
(K. R. Dabrowski)

       *
_____________________      Director                               3/10/95

(R. J. Darnall)

       *
_____________________      Director                               2/23/95
(W. Y. Elisha)

       *
_____________________      Director                               3/10/95
(H. H. Gray)

       *
_____________________      Director                               3/10/95
(D. G. Mead)

       *
_____________________      Director                               3/10/95
(J. I. Miller)

       *
_____________________      Director                               3/10/95
(W. I. Miller)

       *
_____________________      Director                               3/10/95
(D. S. Perkins)

       *
_____________________      Director                               3/10/95
(W. D. Ruckelshaus)

       *
_____________________      Director                               3/10/95
(H. B. Schacht)

       *
_____________________      Director                               2/22/95
(F. A. Thomas)

       *
_____________________      Director                               3/10/95
(J. L. Wilson)





By     /s/Mark R. Gerstle
       __________________
       Mark R. Gerstle
       Attorney-in-fact

                     CUMMINS ENGINE COMPANY, INC.
                             EXHIBIT INDEX
                     ____________________________


3(a) Restated Articles of Incorporation of Cummins Engine Company, Inc., as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 3, 1994, by reference to Quarterly Report on Form 10-Q for the quarter ended October 1, 1989 and by reference to Form 8-K, dated July 26, 1990).

3(b) By-laws of Cummins Engine Company, Inc., as amended and restated effective as of August 12, 1994 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

4(b) Amended and Restated Credit Agreement (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

4(c) Rights Agreement, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989, by reference to Form 8-K, dated July 26, 1990, by reference to Form 8, dated November 6, 1990, by reference to Form 8-A12B/A, dated November 1, 1993, and by reference to Form 8-A12B/A, dated January 12, 1994).

10(a)   Target Bonus Plan (incorporated by reference to Quarterly
        Report on Form 10-Q for the quarter ended July 3, 1994).

10(b)   Deferred Compensation Plan (filed herewith).

10(c) Key Employee Stock Investment Plan, as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).

10(d)   Supplemental Life Insurance and Deferred Income Plan
        (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

10(e) Financial Counseling Program, (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended
        July 3, 1994).

10(f) 1986 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1986).

10(g) Deferred Compensation Plan for Non-Employee Directors, as amended, effective as of April 15, 1994 (filed herewith).

10(h) Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

10(i) Excess Benefit Retirement Plan, (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2,
        1994).

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

10(q)   Three Year Performance Plan (incorporated by reference to
        Annual Report on Form 10-K for the year ended December 31,
        1992).

10(r) Consulting Arrangement with Harold Brown (incorporated by reference to the description thereof provided in the Company's definitive Proxy Statement, dated March 3, 1995).

10(s)   1992 Stock Incentive Plan (incorporated by reference to
        Quarterly Report on Form 10-Q for the quarter ended April 3,
        1994).

10(t) Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 3, 1994).

11 Schedule of Computation of Per Share Earnings for each of the three years ended December 31, 1994 (filed herewith).

21      Subsidiaries of the Registrant (filed herewith).

23      Consent of Arthur Andersen & Co. (filed herewith).

24      Powers of Attorney (filed herewith).