Form 10-Q
period 1995-04-02
CUMMINS ENGINE CO INC
filed 1995-05-11
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended April 2, 1995      Commission File Number 1-4949
                      _____________                             ______

             Indiana                              35-0257090
             _______                              __________
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
 Incorporation or Organization)


500 Jackson Street, Box 3005
____________________________
     Columbus, Indiana                            47202-3005
     _________________                            __________
(Address of Principal Executive Offices)          (Zip Code)


                                812-377-5000
                                ____________
                        Registrant's Telephone Number



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days:

       Yes  [x]
       No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

     As of April 2, 1995, the number of shares outstanding of the registrant's only class of common stock was 40.8 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the First           3
         Quarter Ended April 2, 1995 and April 3, 1994

         Consolidated Statement of Financial Position at            4
         April 2, 1995 and December 31, 1994

         Consolidated Statement of Cash Flows for the First         5
         Quarter Ended April 2, 1995 and April 3, 1994

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         7
         Operations and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 1.  Legal Proceedings                                         10

Item 4.  Submission of Matters to a Vote of Security Holders       10

Item 6.  Exhibits and Reports on Form 8-K                          12

         Index to Exhibits                                         13

            CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF EARNINGS
                                Unaudited
                   (Millions, Except per Share Amounts)
            ______________________________________________


                                                  First Quarter Ended
                                                  4/2/95         4/3/94
                                                  _______        ______

Net sales                                         $1,334         $1,099
Cost of goods sold                                   991            828
                                                  ______         ______

Gross profit                                         343            271
Selling & administrative expenses                    183            149
Research & engineering expenses                       66             54
Interest expense                                       4              4
Other expense                                          3              -
                                                  ______         ______
Earnings before income taxes                          87             64
Provision for income taxes                            20              9
                                                  ______         ______
Net earnings                                      $   67         $   55
                                                  ______         ______
                                                  ______         ______

Earnings per share                                $ 1.63         $ 1.35
Cash dividends declared per share                    .25           .125

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
                   (Millions, Except per Share Amounts)
              ______________________________________________

                                                     4/2/95      12/31/94
                                                     ______      ________
Assets
Current assets:
  Cash and cash equivalents                          $   95       $  147
  Receivables less allowances of $11 & $10              612          504
  Inventories                                           555          515
  Other current assets                                  133          132
                                                     ______       ______
                                                      1,395        1,298
Investments and other assets                            184          190
Property, plant & equipment less accumulated
 depreciation of $1,308 & $1,279                      1,102        1,090
Intangibles, deferred taxes & deferred charges          128          128
                                                     ______       ______
Total assets                                         $2,809       $2,706
                                                     ______       ______
                                                     ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                      $   40       $   41
  Current maturities of long-term debt                   37           37
  Accounts payable                                      351          322
  Other current liabilities                             477          440
                                                     ______       ______
                                                        905          840
                                                     ______       ______
Long-term debt                                          153          155
                                                     ______       ______
Other liabilities                                       648          639
                                                     ______       ______
Shareholders' investment:
 Common stock, $2.50 par value, 43.8 shares issued      109          109
 Additional contributed capital                         924          927
 Retained earnings                                      289          232
 Common stock in treasury, at cost, 3.0 & 2.2 shares   (109)         (72)
 Unearned ESOP compensation                            ( 51)         (55)
 Cumulative translation adjustments                    ( 59)         (69)
                                                     ______       ______
                                                      1,103        1,072
                                                     ______       ______
Total liabilities & shareholders' investment         $2,809       $2,706
                                                     ______       ______
                                                     ______       ______

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         Unaudited (Millions)
              ______________________________________________

                                                  First Quarter Ended
                                                  4/2/95         4/3/94
                                                  ______         ______
Cash flows from operating activities:
 Net earnings                                     $  67          $  55
                                                  _____          _____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                     35             29
   Accounts receivable                             (105)           (45)
   Inventories                                     ( 32)           (44)
   Accounts payable and accrued expenses             64             51
   Other                                              9              7
                                                  _____          _____
   Total adjustments                               ( 29)           ( 2)
                                                  _____          _____
 Net cash provided by operating activities           38             53
                                                  _____          _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                        ( 32)           (34)
  Disposals                                           1              3
 Investments in and advances to affiliates
  and unconsolidated companies                     (  5)           (16)
                                                  _____           ____
 Net cash used in investing activities             ( 36)           (47)
                                                  _____          _____
Net cash flows from operating & investing
 activities                                           2              6
                                                  _____          _____
Cash flows from financing activities:
 Payments on borrowings                            (  2)           ( 2)
 Net borrowings under credit agreements            (  2)            24
 Payments of dividends                             ( 10)           ( 5)
 Repurchases of common stock                       ( 37)             -
 Other                                             (  4)           ( 5)
                                                  _____          _____
 Net cash (used for) provided by
  financing activities                             ( 55)            12
                                                  _____          _____
Effect of exchange rate changes on cash               1              -
                                                  _____          _____
Net change in cash & cash equivalents              ( 52)            18
Cash & cash equivalents at beginning of year        147             77
                                                  _____          _____
Cash & cash equivalents at end of quarter         $  95          $  95
                                                  _____          _____
                                                  _____          _____

             CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited
             (Dollars in Millions, Unless Otherwise Stated)
             ______________________________________________



NOTE 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended April 2, 1995 and April 3, 1994 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

NOTE 2. Income Taxes: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. In the first quarter of both 1995 and 1994, the Company recognized approximately $11 related to a reduction in its valuation allowance for tax benefit carryforwards.

NOTE 3. Stock Repurchase Program: In October 1994, the Board of Directors authorized repurchase by the Company of up to 2.5 million shares of its common stock. During the first quarter of 1995, the Company repurchased on the open market 850,900 shares at an aggregate purchase price of $37, or average price of $44.36 per share. The Company repurchased 103,100 shares at an aggregate purchase price of $4, or average price of $42.47 per share, in 1994.

NOTE 4. Earnings per Share: Earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares, which includes the exercise of certain stock options granted to employees, was 41.3 million in the first quarter of 1995 and
40.3 million in the first quarter of 1994.

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                          FINANCIAL CONDITION
              (Dollars In Millions, Unless Otherwise Stated)
    ________________________________________________________



OVERVIEW
________

Cummins continued to benefit from strong demand in most markets in the first quarter of 1995. The Company's record sales of $1,334 in the first quarter of 1995 were 21 percent higher than the first quarter of 1994.

The Company shipped 88,900 engines in the first quarter of 1995, a 27-percent increase over first-quarter 1994:

                                                    First Quarter
                                                   1995       1994
                                                  ______     ______

Midrange engines                                  58,100     45,000
Heavy-duty engines                                28,500     23,000
High-horsepower engines                            2,300      1,900
                                                  ______     ______
Total engine shipments                            88,900     69,900
                                                  ______     ______
                                                  ______     ______

The Company also had record earnings before income taxes of $87 in the first quarter of 1995. Net earnings were $67, or $1.63 per share, in the first quarter of 1995, compared to $55, or $1.35 per share, in the first quarter of 1994. The Company's effective tax rate increased to 23 percent in 1995 from 14 percent in 1994.

RESULTS OF OPERATIONS
_____________________

The percentage relationships between net sales and other elements of the Company's Consolidated Statement of Earnings for the comparative reporting periods were:

                                                First Quarter
Percent of Net Sales                            1995     1994
____________________                            _____    _____

Net sales                                       100.0    100.0
Cost of goods sold                               74.3     75.4
                                                _____    _____
Gross profit                                     25.7     24.6
Selling and administrative expenses              13.7     13.5
Research and engineering expenses                 4.9      4.9
Interest expense                                   .3       .4
Other expense                                      .3        -
                                                _____    _____
Earnings before income taxes                      6.5      5.8
Provision for income taxes                        1.5       .8
                                                _____    _____
Net earnings                                      5.0      5.0
                                                _____    _____
                                                _____    _____

     Net Sales
     _________

Sales for each of the Company's markets for the comparative reporting periods were:

                                 First Quarter 1995    First Quarter 1994
                                  Dollars   Percent     Dollars   Percent
                                  _______   _______     _______   _______

Heavy-duty truck                     396       30          335       30
Midrange truck                       144       11           98        9
Power generation                     277       21          230       21
Bus & light commercial vehicles      183       13          156       14
Industrial products                  158       12          124       11
Government                            21        1           17        2
Marine                                11        1           17        2
Fleetguard, Holset and
 Cummins Electronics                 144       11          122       11
                                   _____      ___        _____      ___
Net sales                          1,334      100        1,099      100
                                   _____      ___        _____      ___
                                   _____      ___        _____      ___

Sales of $396 to the heavy-duty truck market in the first quarter of 1995 were 18 percent higher than in the first quarter of 1994. This increase in sales was primarily attributable to demand for engines for the North American heavy-duty truck market. Cummins increased its share of this market to nearly 36 percent in the first quarter of 1995. Shipments of the Company's heavy-duty truck engines for international markets in the first quarter of 1995 were essentially level with the first quarter of 1994. While the truck market in the United Kingdom continued to improve in the first quarter of 1995, demand for heavy-duty engines in Mexico was reduced significantly due to economic conditions in that country.

Midrange truck engine sales in the first quarter of 1995 were $46 higher than in the first quarter of 1994. Engine shipments for the North American market increased significantly, with shipments to Ford 42 percent higher than the first-quarter 1994. Shipments for international markets, which represented approximately 30 percent of the Company's midrange truck engine sales, also were higher due to increased demand in the United Kingdom and in Brazil.

Power generation sales of $277 were $47 higher in the first quarter of 1995, up 20 percent over first-quarter 1994. Sales to this market represented 21 percent of the Company's net sales. The increase in the first quarter of 1995 was due to sales of Power Group International, which was acquired at the beginning of the fourth quarter of 1994, and as a result of increased sales of industrial gensets.

In the bus and light commercial vehicles market, the Company's sales of $183 were 17 percent higher than first-quarter 1994. Engines for the Chrysler Dodge Ram pickup were at record levels in the first quarter of 1995, 17 percent higher than in the first quarter of 1994. Engine shipments for bus markets were 35 percent higher than year-ago levels, primarily for transit buses in the United States.

Sales of $158 for industrial products were $34 higher, with engine shipments up 27 percent. Industrial product sales continue to be strong worldwide, particularly for construction applications.

Fleetguard, Holset and Cummins Electronics represented 11 percent of the Company's net sales. In the first quarter of 1995, sales of filters, turbochargers and electronic controls were 18 percent higher than in the first quarter of 1994.

     Gross Profit
     ____________

The Company's gross profit percentage was 25.7 percent in the first quarter of 1995, compared to 24.6 percent in the first quarter of 1994. The key factor contributing to the improved margin was the increase in demand for the Company's products, which represented over 70 percent of the increase in gross profit. Other factors included the effects of cost-improvement measures to improve production systems and throughput and the full-year effect of price increases subsequent to the first quarter of 1994. Product coverage was 2.5 percent of sales, compared to 2.7 percent of sales in the first quarter of 1994.

     Operating Expenses
     __________________

Selling and administrative expenses were $183, or 13.7 percent of net sales, in the first quarter of 1995, compared to $149, or 13.5 percent of net sales, in the first quarter of 1994. Research and engineering expenses were 4.9 percent of net sales in both first-quarter periods.

     Interest and Other Expenses
     ___________________________

Interest expense of $4 in the first quarter of 1995 was level with the first quarter of 1994. Other expense includes a variety of items, such as foreign exchange gains and losses, interest income, earnings and losses of unconsolidated companies and royalty income. In the first quarter of 1995, expense of $3 was due to foreign exchange translation and unconsolidated companies.

     Provision For Income Taxes
     __________________________

As disclosed in Note 2 to the Consolidated Financial Statements, the Company reduced its valuation allowance for tax benefit carryforwards approximately $11 in both first-quarter reporting periods.


CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

                                                       1995      1994
                                                      ______    ______

Net cash provided by operating activities             $ 38      $ 53
Net cash used in investing activities                  (36)      (47)
                                                      _____     _____
Net cash flows from operating and investing
 activities                                              2         6
Net cash (used for) provided by financing activities   (55)       12
Effect of exchange rate changes on cash                  1         -
                                                      ____      ____
Net change in cash and cash equivalents               $(52)     $ 18
                                                      _____     ____
                                                      _____     ____

During the first quarter of 1995, the Company generated cash flows from operating activities of $38, compared to $53 in the first quarter of 1994. A higher level of working capital in the first quarter of 1995 was required due to the increase in demand for the Company's products. Investing activities required net cash resources of $36, primarily for capital expenditures. Cash and cash equivalents totaled $95 at the end of the first quarter of 1995.

Total indebtedness (including the guaranteed notes of the ESOP Trust) was $230 at the end of the first quarter of 1995. The Company's debt-to-capital ratio was 17 percent at the end of the first quarter and 18 percent at December 31, 1994. In March 1995, Standard & Poor upgraded the ratings of the Company's senior debt to BBB+ from BBB.

As disclosed more fully in Note 3 to the Consolidated Financial
Statements, the Company repurchased on the open market 850,900 shares of its common stock at an average price of $44.36 per share in the first quarter of 1995.

                        PART II.  OTHER INFORMATION
                        ___________________________

Item 1.  Legal Proceedings
__________________________

On April 4, 1995, the U.S. Court of Appeals for the Seventh Circuit affirmed in part, reversed in part, and remanded in part the decision of the U.S. District Court for the Southern District of Indiana to dismiss all the claims of the Plaintiff Stransky with prejudice. The Company believes the allegations are without merit and intends to defend the action vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

The Company held its annual meeting of security holders on April 4, 1995 at which security holders: (a) elected 15 directors of the Company for the ensuing year, (b) ratified the appointment of Arthur Andersen LLP as auditors for the year 1995, (c) approved the Cummins Engine Company, Inc. Senior Executive Bonus Plan and (d) approved the Cummins Engine Company, Inc. Senior Executive Three Year Performance Plan.

Results of the voting in connection with each of the items were as follows:

Voting on Directors:
____________________
                                    For                 Withheld
                                 __________             ________

H. Brown                         35,444,276              527,747
K. R. Dabrowski                  35,637,811              334,212
R. Darnall                       35,645,302              326,721
W. Y. Elisha                     35,641,166              330,857
H. H. Gray                       35,638,040              333,983
J. A. Henderson                  35,644,768              327,255
D. G. Mead                       34,981,818              990,205
J. I. Miller                     35,641,643              330,380
W. I. Miller                     35,645,026              326,997
D. S. Perkins                    35,644,857              327,166
W. D. Ruckelshaus                35,639,254              332,769
H. B. Schacht                    35,640,874              331,149
T. M. Solso                      35,649,097              322,926
F. A. Thomas                     35,638,367              333,656
J. L. Wilson                     35,641,173              330,850

Ratify Appointment of Auditors:
_______________________________

                     For               Against           Abstain
                  __________           _______           _______
                  35,699,840           125,209           146,974

Senior Executive Bonus Plan:
____________________________

                     For               Against          Abstain
                  __________          _________         _______
                  32,361,993          3,254,682         355,348

Senior Executive Three Year Performance Plan:
_____________________________________________

                     For               Against          Abstain
                  __________          _________         _______
                  33,621,459          1,991,569         358,995

With regard to the election of directors, votes were cast in favor of or withheld from each nominee; votes that were withheld were excluded entirely from the vote and had no effect. Abstentions on all proposals (except the election of directors) were counted as present for purposes of determining the existence of a quorum regarding the item on which the abstention was voted. Abstentions on the adoption of the Senior Executive Bonus Plan and the Senior Executive Three Year Performance Plan (the "Plans") were treated as negative votes. Under the rules of the New York Stock Exchange, brokers who held shares in street name had the authority to vote on certain items when they did not receive instructions from beneficial owners. Brokers that did not receive instructions were entitled to vote on the election of directors and the adoption of the Plans. Under applicable Indiana law, a broker non-vote had no effect on the outcome of the election of directors or the approval of the Plans.

Item 6.  Exhibits and Reports on Form 8-K:
__________________________________________

(a) See the Index to Exhibits on Page 13 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the first quarter of 1995.





                            SIGNATURES
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/John McLachlan                                   May 9, 1995
     _________________
     John McLachlan
     Vice President - Corporate Controller
     (Chief Accounting Officer)

              CUMMINS ENGINE COMPANY, INC., AND SUBSIDIARIES
              ______________________________________________
                            INDEX TO EXHIBITS
                            _________________


                                                             Page No.
                                                             ________

10(j)     Performance Share Plan, as amended January 1989       14
          (filed herewith)

10(l)     Retirement Plan for Non-employee Directors,           22
          effective September 1989 (filed herewith)

10(m)     Stock Unit Appreciation Plan, effective October       26
          1990 (filed herewith)

10(q)     Three Year Performance Plan, effective December       30
          1992 (filed herewith)

10(u)     Senior Executive Bonus Plan (filed herewith)          35

10(v)     Senior Executive Three Year Performance Plan          40
          (filed herewith)

11        Schedule of Computation of Per Share Earnings         45
          for the First Quarter ended April 2, 1995 and
          April 3, 1994 (filed herewith)

27        Financial Data Schedule                               46