Form 10-Q
period 1995-07-02
CUMMINS ENGINE CO INC
filed 1995-08-01
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended July 2, 1995       Commission File Number 1-4949
                      ____________                              ______

             Indiana                              35-0257090
             _______                              __________
(State or Other Jurisdiction of        (IRS Employer Identification No.)
 Incorporation or Organization)


500 Jackson Street, Box 3005
____________________________
     Columbus, Indiana                            47202-3005
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

     As of July 2, 1995, the number of shares outstanding of the registrant's only class of common stock was 40.5 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Second          3
         Quarter and First Half Ended July 2, 1995 and
         July 3, 1994

         Consolidated Statement of Financial Position at            4
         July 2, 1995 and December 31, 1994

         Consolidated Statement of Cash Flows for the First         5
         Half Ended July 2, 1995 and July 3, 1994

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         7
         Operations and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 1.  Legal Proceedings                                         11

Item 6.  Exhibits and Reports on Form 8-K                          11

         Index to Exhibits                                         12

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
FOR THE SECOND QUARTER AND FIRST HALF ENDED JULY 2, 1995 AND JULY 3, 1994
                                Unaudited
                   (Millions, Except per Share Amounts)
_________________________________________________________________________



                                        Second Quarter        First Half
                                       ________________    ________________
                                        1995      1994      1995      1994
                                       ______    ______    ______    ______

NET SALES                              $1,361    $1,205    $2,695    $2,304
Cost of goods sold                      1,021       908     2,012     1,736
                                       ______    ______    ______    ______
GROSS PROFIT                              340       297       683       568
Selling & administrative expenses         181       160       364       309
Research & engineering expenses            67        56       133       110
Interest expense                            3         5         7         9
Other (income) expense, net                (1)        -         2         -
                                       _______   ______    ______    ______
Earnings before income taxes               90        76       177       140
Provision for income taxes                 21        10        41        19
                                       ______    ______    ______    ______
NET EARNINGS                           $   69    $   66    $  136    $  121
                                       ______    ______    ______    ______
                                       ______    ______    ______    ______

Earnings per share                     $ 1.69    $ 1.58    $ 3.32    $ 2.94
Cash dividends declared per share         .25      .125       .50       .25

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
                   (Millions, Except per Share Amounts)
               ____________________________________________

                                                     7/2/95      12/31/94
                                                     ______      ________
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $   93       $  147
  Receivables less allowances of $11 & $10              613          504
  Inventories                                           580          515
  Other current assets                                  131          132
                                                     ______       ______
                                                      1,417        1,298
INVESTMENTS AND OTHER ASSETS                            221          190
PROPERTY, PLANT & EQUIPMENT less accumulated
 depreciation of $1,330 and $1,279                    1,113        1,090
INTANGIBLES, DEFERRED TAXES & DEFERRED CHARGES          128          128
                                                     ______        _____
TOTAL ASSETS                                         $2,879       $2,706
                                                     ______       ______
                                                     ______       ______
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Loans payable                                      $   25       $   41
  Current maturities of long-term debt                   37           37
  Accounts payable                                      357          322
  Other current liabilities                             513          440
                                                     ______       ______
                                                        932          840
                                                     ______       ______
LONG-TERM DEBT                                          154          155
                                                     ______       ______
OTHER LIABILITIES                                       651          639
                                                     ______       ______
SHAREHOLDERS' INVESTMENT:
 Common stock, $2.50 par value, 43.8 shares issued      109          109
 Additional contributed capital                         923          927
 Retained earnings                                      348          232
 Common stock in treasury, at cost, 3.3 and 2.2
  shares                                               (119)         (72)
 Unearned ESOP compensation                            ( 51)         (55)
 Cumulative translation adjustments                    ( 68)         (69)
                                                     ______       ______
                                                      1,142        1,072
                                                     ______       ______
TOTAL LIABILITIES & SHAREHOLDERS' INVESTMENT         $2,879       $2,706
                                                     ______       ______
                                                     ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               Unaudited
                               (Millions)
                   ____________________________________

                                                    First Half Ended
                                                  _____________________
                                                  7/2/95         7/3/94
                                                  ______         ______
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                      $136           $121
                                                   ____           ____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                     70             62
   Accounts receivable                             (110)           (45)
   Inventories                                     ( 60)           (60)
   Accounts payable and accrued expenses            101             84
   Income taxes payable                               8              -
   Other                                             19              9
                                                   ____           ____
   Total adjustments                                 28             50
                                                   ____           ____
 Net cash provided by operating activities          164            171
                                                   ____           ____
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property, plant and equipment:
  Additions                                        ( 84)           (76)
  Disposals                                           2              3
 Investments in and advances to affiliates
  and unconsolidated companies                     ( 45)           ( 6)
 Other                                             (  1)             -
                                                   _____          _____
 Net cash used in investing activities             (128)           (79)
                                                   _____          _____
NET CASH FLOWS FROM OPERATING & INVESTING
 ACTIVITIES                                          36             92
                                                   ____           ____

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on borrowings                            (  3)           ( 3)
 Net borrowings under credit agreements            ( 16)           ( 3)
 Payments of dividends                             ( 20)           (10)
 Repurchases of common stock                       ( 53)             -
 Other                                                1            ( 5)
                                                   _____           ____
 Net cash used for financing activities            ( 91)           (21)
                                                   _____           ____

EFFECT OF EXCHANGE RATE CHANGES ON CASH               1              2
                                                   ____            ___

NET CHANGE IN CASH & CASH EQUIVALENTS              ( 54)            73
Cash & cash equivalents at beginning of year        147             77
                                                   ____           ____
CASH & CASH EQUIVALENTS AT END OF FIRST HALF       $ 93           $150
                                                   ____           ____
                                                   ____           ____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited
                __________________________________________



NOTE 1. ACCOUNTING POLICIES: The Consolidated Financial Statements for the interim periods ended July 2, 1995 and July 3, 1994 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

NOTE 2. INCOME TAXES: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.
In the first half of 1995 and 1994, the Company recognized approximately $21 million and $25 million, respectively, related to a reduction in its valuation allowance for tax benefit carryforwards.

NOTE 3. STOCK REPURCHASE PROGRAM: In October 1994, the Board of Directors authorized repurchase by the Company of up to 2,500,000 shares of its common stock. During the first half of 1995, the Company repurchased on the open market 1,177,000 shares at an aggregate purchase price of $53 million, or average price of $44.86 per share. The Company repurchased 103,100 shares at an aggregate purchase price of $4 million, or average price of $42.47 per share, in 1994.

NOTE 4. EARNINGS PER SHARE: Earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares, which includes the exercise of certain stock options granted to employees, was 40.8 million in the second quarter of 1995 and 41.0 million in the first half of 1995. The weighted-average number of shares was 41.7 million in the second quarter of 1994 and 41.1 million in the first half of 1994.

                      CUMMINS ENGINE COMPANY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             _____________________________________________


OVERVIEW
________

Cummins continued to benefit from strong demand in most markets in the second quarter of 1995, which resulted in record sales of $1.4 billion, 13 percent higher than the second quarter of 1994. In the first half of 1995, the Company's net sales were $2.7 billion, 17 percent higher than the first half of 1994.

The Company shipped 180,600 engines in the first half of 1995, a 20-percent increase over first-half 1994.

                                       Second Quarter        First Half
                                      _______________     ________________
                                       1995     1994        1995     1994
                                      ______   ______     _______  _______

Midrange engines                      60,400   52,600     118,500   97,600
Heavy-duty engines                    28,900   25,900      57,300   48,900
High-horsepower engines                2,400    2,600       4,800    4,500
                                      ______   ______     _______  _______
Total engine shipments                91,700   81,100     180,600  151,000
                                      ______   ______     _______  _______
                                      ______   ______     _______  _______

The Company also had record earnings before income taxes of $90 million in the second quarter of 1995, $14 million (18 percent) higher than the second quarter of 1994. The Company's net earnings were $69 million, or $1.69 per share, in the second quarter of 1995, compared to $66 million, or $1.58 per share, in the second quarter of 1994. For the first half of 1995, net earnings were $136 million, or $3.32 per share, compared to $121 million, or $2.94 per share, in the first half of 1994.

RESULTS OF OPERATIONS
_____________________

The percentage relationships between net sales and other elements of the Company's Consolidated Statement of Earnings for the comparative reporting periods were:

                                          Second Quarter     First Half
                                          ______________    _____________
Percent of Net Sales                       1995    1994     1995    1994
____________________                      ______   _____    _____   _____

Net sales                                  100.0   100.0    100.0   100.0
Cost of goods sold                          75.0    75.3     74.7    75.3
                                           _____   _____    _____   _____
Gross profit                                25.0    24.7     25.3    24.7
Selling and administrative expenses         13.3    13.3     13.5    13.4
Research and engineering expenses            4.9     4.6      4.9     4.8
Interest expense                              .2      .4       .3      .4
Other (income) expense, net                    -       -       .1       -
                                           ______  ______   _____   _____
Earnings before income taxes                 6.6     6.4      6.5     6.1
Provision for income taxes                   1.5      .9      1.5      .9
                                           _____   _____    _____   _____

Net earnings                                 5.1     5.5      5.0     5.2
                                           _____   _____    _____   _____
                                           _____   _____    _____   _____

     Net Sales
     _________

Sales for each of the Company's markets for the comparative reporting periods were:
                                         Second Quarter       First Half
                                         ______________     ______________
                                          1995    1994       1995    1994
                                         ______  ______     ______  ______
Millions
________
Heavy-duty truck                         $  398  $  354     $  794  $  689
Midrange truck                              159     133        303     231
Power generation                            278     268        555     498
Bus and light commercial vehicles           180     146        363     302
Industrial products                         172     143        330     267
Marine                                       25      21         46      38
Government                                    9      16         20      33
Fleetguard, Holset and Cummins
 Electronics                                140     124        284     246
                                         ______  ______     ______  ______
Net sales                                $1,361  $1,205     $2,695  $2,304
                                         ______  ______     ______  ______
                                         ______  ______     ______  ______

Heavy-duty truck engine sales of $398 million in the second quarter and $794 million in the first half of 1995 were 12 percent and 15 percent higher than the respective periods of 1994. The increase in sales during 1995 was due to demand for engines for the North American heavy-duty truck market. Year-to-date, Cummins' share of this market was above 35 percent. Demand was strong in other markets, with the exception of Mexico, where engine sales have been at very low levels in 1995 due to economic conditions in that country.

Midrange truck engine sales of $159 million in the second quarter and $303 million in the first half of 1995 were 20 percent and 31 percent higher, respectively, than the comparable periods of 1994. Engine shipments to Ford, where Cummins is the exclusive diesel power in its medium-duty trucks, were at record levels in the second quarter. Shipments for international markets, which represented approximately 30 percent of the Company's midrange truck engine sales, have been higher in the first half of 1995 due to increased demand in the United Kingdom and in Brazil.

Sales to the power generation market continued to represent 20 percent of the Company's net sales. Sales of $278 million to this market in the second quarter and $555 million in the first half of 1995 were 4 percent and 11 percent higher than the respective periods of 1994. The increase in sales in 1995 was due to sales of Power Group International, which was acquired at the beginning of the fourth quarter of 1994.

In the bus and light commercial vehicle market, the Company's sales of $180 million in the second quarter of 1995, were 23 percent higher than second-quarter 1994. Engines for the Chrysler Dodge Ram pickup have been at record levels in the first half of 1995. Engine shipments for bus markets were 26 percent higher than the first-half 1994 level, primarily due to demand for transit buses worldwide.

Sales to industrial markets were 20 percent higher in the second quarter and 24 percent higher in the first half of 1995, compared to corresponding reporting periods of 1994. The increase in sales in 1995 was due to strong demand in worldwide construction markets and for US agricultural markets.

Sales of Fleetguard, Holset and Cummins Electronics were approximately 15 percent higher in the first half of 1995, compared to the first half of 1994. The increase in sales of these subsidiaries during 1995 was due primarily to demand for the Company's filter products and turbochargers in international markets.

     Gross Profit
     ____________

In the second quarter of 1995, the Company's gross profit percentage was 25.0 percent of net sales, compared to 24.7 percent in the second quarter of 1994. In the first half of 1995, the gross profit percentage was 25.3 percent of net sales, compared to 24.7 percent in the first half of 1994. The key factor contributing to the improved margin in 1995 was the increase in demand for the Company's products, which represented more than 60 percent of the increase in gross profit. Other factors included the effects of cost-improvement measures and the full-year effect of price increases subsequent to the first quarter of 1994. Product coverage expense was 2.5 percent of sales in the second quarter and first half of 1995, compared to 2.5 percent in the second quarter and 2.6 percent in the first half of 1994.

     Operating Expenses
     __________________

Selling and administrative expenses of $181 million in the second quarter of 1995 and $364 million in the first half of 1995 were $21 million and $55 million higher, respectively, than the corresponding periods of 1994. The increase in expenditures in 1995 was primarily attributable to expenses related to the higher sales volumes. Research and engineering expenses were 4.9 percent of net sales in the second quarter and first half of 1995, compared to 4.6 percent in the second quarter and 4.8 percent in the first half of 1994. The increase in the first half of 1995 was associated with investments in fuel systems and new products.

     Interest and Other Income Expense
     _________________________________

Interest expense in the second quarter and first half of 1995 was $2 million lower than the comparable periods of 1994 due to the lower level of short-term borrowings. Other income and expense includes foreign exchange gains and losses, interest income, earnings and losses of unconsolidated companies and royalty income.

     Provision for Income Taxes
     __________________________

As disclosed in Note 2 to the Consolidated Financial Statements, the Company reduced its valuation allowance for tax benefit carryforwards approximately $21 million in the first half of 1995 and $25 million in the first half of 1994.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

                                                     First Half
                                                  ________________
Millions                                          1995        1994
________                                          ____        ____

Net cash provided by operating activities         $164        $171
Net cash used for investing activities            (128)        (79)
                                                  _____       _____
Net cash flows from operating and
 investing activities                               36          92
Net cash used for financing activities             (91)        (21)
Effect of exchange rate changes on cash              1           2
                                                  _____       ____
Net change in cash and cash equivalents           $(54)       $ 73
                                                  _____       ____
                                                  _____       ____

During the first half of 1995, the Company generated cash flows from operating activities of $164 million, compared to $171 million in the first half of 1995. A higher level of working capital was required in 1995 due to the increase in demand for the Company's products. Investing activities required net cash resources of $128 million for capital expenditures and investments in unconsolidated companies. Cash and cash equivalents at the end of the first half totaled $93 million.

Total indebtedness (including the guaranteed notes of the ESOP Trust) was $154 million at the end of the second quarter of 1995. The Company's debt-to-capital ratio was 16 percent at the end of the second quarter of 1995 and 18 percent at December 31, 1994. In March 1995, Standard & Poor upgraded the ratings of the Company's senior debt to BBB+ from BBB. In June 1995, Moody upgraded its rating of the Company's senior debt to Baa1 from Baa2.

As disclosed more fully in Note 3 to the Consolidated Financial
Statements, the Company repurchased on the open market 1,177,000 shares of its common stock at an average price of $44.86 per share in the first half of 1995.


                       PART II.  OTHER INFORMATION
                       ___________________________


Item 1.  Legal Proceedings:
___________________________

On July 18, 1995, the US District Court for the Southern District of Indiana granted plaintiff motion to certify Warkel, etal. v. Cummins Engine Company, Inc., etal., as a class action on behalf of persons who purchased the Company's common stock between May 1, 1989 and October 11, 1989. The Company believes the allegations are without merit and intends to defend the action vigorously.

Item 6.  Exhibits and Reports on Form 8-K:
__________________________________________

(a) See the Index to Exhibits on Page 12 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the second quarter of 1995.




                            SIGNATURES
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/John McLachlan
     _________________
     John McLachlan
     Vice President - Corporate Controller
     (Chief Accounting Officer)                         July 31, 1995

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________




                                                             Page No.
                                                             ________



11       Schedule of Computation of Per Share Earnings
         for the Second Quarter and First Half Ended
         July 2, 1995 and July 3, 1994 (filed herewith)         12

27       Financial Data Schedule (filed herewith)               13