Form 10-Q
period 1995-10-01
CUMMINS ENGINE CO INC
filed 1995-11-13
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended October 1, 1995       Commission File Number 1-4949
                      _______________                              ______

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

     As of October 1, 1995, the number of shares outstanding of the registrant's only class of common stock was 40.1 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Third           3
         Quarter and Nine Months Ended October 1, 1995 and
         October 2, 1994

         Consolidated Statement of Financial Position at            4
         October 1, 1995 and December 31, 1994

         Consolidated Statement of Cash Flows for the Nine          5
         Months Ended October 1, 1995 and October 2, 1994

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         7
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 6.  Exhibits and Reports on Form 8-K                          11

         Index to Exhibits                                         12

                         CUMMINS ENGINE COMPANY, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                 FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                      OCTOBER 1, 1995 AND OCTOBER 2, 1994
                 ___________________________________________
                                   Unaudited
                                   _________



                                        Third Quarter         Nine Months
Millions, Except per Share Amounts      1995      1994       1995      1994
__________________________________     ______    ______     ______    ______

Net sales                              $1,219    $1,156     $3,914    $3,460
Cost of goods sold                        943       861      2,955     2,597
                                       ______    ______     ______    ______
Gross profit                              276       295        959       863
Selling & administrative expenses         154       162        518       471
Research & engineering expenses            62        60        195       170
Interest expense                            3         5         10        14
Other expense (income), net                 2        (4)         4        (4)
                                       ______    ______     ______    ______
Earnings before income taxes               55        72        232       212
Provision for income taxes                  9        10         50        29
                                       ______    ______    _______   _______
Net earnings                           $   46    $   62    $   182   $   183
                                       ______    ______    _______   _______
                                       ______    ______    _______   _______

Earnings per share                    $  1.14    $ 1.48    $  4.47   $  4.43
Cash dividends declared per share         .25      .125        .75      .375

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________
                                Unaudited
                                _________



Millions, Except per Share Amounts                  10/1/95      12/31/94
__________________________________                  _______      ________

Assets
Current assets:
  Cash and cash equivalents                         $   77       $  147
  Accounts and notes receivable                        579          504
  Inventories                                          569          515
  Other current assets                                 138          132
                                                    ______       ______
                                                     1,363        1,298
Investments and other assets                           255          190
Property, plant and equipment less accumulated
 depreciation of $1,351 & $1,279                     1,123        1,090
Intangibles, deferred taxes and deferred charges       137          128
                                                    ______       ______
Total assets                                        $2,878       $2,706
                                                    ______       ______
                                                    ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                     $   82       $   41
  Current maturities of long-term debt                  38           37
  Accounts payable                                     296          322
  Other current liabilities                            504          440
                                                    ______       ______
                                                       920          840
                                                    ______       ______
Long-term debt                                         148          155
                                                    ______       ______
Other liabilities                                      651          639
                                                    ______       ______
Shareholders' investment:
 Common stock, $2.50 par value, 43.8 shares issued     109          109
 Additional contributed capital                        923          927
 Retained earnings                                     384          232
 Common stock in treasury,at cost,3.7 & 2.2 shares    (135)         (72)
 Unearned ESOP compensation                           ( 51)         (55)
 Cumulative translation adjustments                   ( 71)         (69)
                                                    ______       ______
                                                     1,159        1,072
                                                    ______       ______
Total liabilities & shareholders' investment        $2,878       $2,706
                                                    ______       ______
                                                    ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                    ___________________________________
                               Unaudited
                               _________

                                                    Nine Months Ended
Millions                                         10/1/95        10/2/94
________                                         _______        _______

Cash flows from operating activities:
 Net earnings                                     $ 182          $ 183
                                                  _____          _____
 Adjustments to reconcile net earnings to
  net cash from operating activities:
   Depreciation and amortization                    106             96
   Accounts receivable                             ( 74)          ( 59)
   Inventories                                     ( 49)          ( 93)
   Accounts payable and accrued expenses             31             97
   Other                                             10             10
                                                  _____          _____
   Total adjustments                                 24             51
                                                  _____          _____
 Net cash provided by operating activities          206            234
                                                  _____          _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                        (130)          (131)
  Disposals                                           3              5
Investments in and advances to affiliates
  and unconsolidated companies                     ( 85)          ( 16)
 Other                                             (  1)             -
                                                  ______         ______
 Net cash used for investing activities            (213)          (142)
                                                  ______         ______
Net cash flows from operating and
 investing activities                              (  7)            92
                                                  ______         _____
Cash flows from financing activities:
 Payments on borrowings                            (  8)          (  8)
 Net borrowings under credit agreements              42             24
 Dividend payments                                 ( 30)          ( 16)
 Repurchase of common stock                        ( 69)             -
 Other                                                1           (  3)
                                                  ______         ______
 Net cash used for financing activities            ( 64)          (  3)
                                                  ______         ______

Effect of exchange rate changes on cash               1              2
                                                  ______         _____
Net change in cash and cash equivalents            ( 70)            91
Cash & cash equivalents at beginning of year        147             77
                                                  _____          _____
Cash & cash equivalents at the end of quarter     $  77          $ 168
                                                  _____          _____
                                                  _____          _____

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                __________________________________________
                                Unaudited
                                _________


Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended October 1, 1995 and October 2, 1994 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

Note 2. Income Taxes: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.
In the first nine months of both 1995 and 1994, the Company recognized approximately $31 million and $32 million, respectively, related to a reduction in its valuation allowance for tax benefit carryforwards.

Note 3. Stock Repurchase Program: In October 1994, the Board of Directors authorized repurchase by the Company of up to 2,500,000 shares of its common stock. During the first nine months of 1995, the Company repurchased on the open market 1,575,400 shares at an aggregate purchase price of $69 million, or average price of $43.57 per share. The Company repurchased 103,100 shares at an aggregate purchase price of $4 million, or average price of $42.47 per share, in 1994.

Note 4. Earnings per Share: Earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares, which includes the exercise of certain stock options granted to employees, was 40.4 million in the third quarter of 1995 and 40.8 million in the first nine months of 1995. The weighted-average number of shares was 41.7 million in the third quarter of 1994 and 41.3 million in the first nine months of 1994.

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                    CASH FLOW AND FINANCIAL CONDITION
      ______________________________________________________________



OVERVIEW
________

The Company's net sales of $1.2 billion in the third quarter of 1995 were $63 million, or 5 percent, higher than the third quarter of 1994. In the first nine months of 1995, the Company's net sales were $3.9 billion, compared to $3.5 billion in the first nine months of 1994.

The Company shipped 256,900 engines in the first nine months of 1995, a 14-percent increase over the first nine months of 1994.

                                     Third Quarter        Nine Months
                                     1995     1994       1995      1994
                                    ______   ______     _______   _______
Midrange engines                    49,000   46,900     167,500   144,500
Heavy-duty engines                  25,000   24,500      82,400    73,400
High-horsepower engines              2,300    2,100       7,000     6,600
                                    ______   ______     _______   _______
Total engine shipments              76,300   73,500     256,900   224,500
                                    ______   ______     _______   _______
                                    ______   ______     _______   _______

The Company's net earnings were $46 million, or $1.14 per share, in the third quarter of 1995, compared to $62 million, or $1.48 per share, in the third quarter of 1994. For the first nine months of 1995, net earnings were $182 million, or $4.47 per share, compared to $183 million, or $4.43 per share, in the first nine months of 1994.

Although sales exceeded the 1994 level, the Company's operating results were affected adversely by several factors, including increased product costs, higher discounting in the North American heavy-duty truck market, costs to close a facility in California and lower parts sales. The Company also experienced a reduction in sales of engines for North American heavy-duty trucks that is continuing into the fourth quarter. On October 30, the Company announced that it will take cost-reduction actions in the fourth quarter to improve long-term operating performance and respond to declining North American heavy-duty truck engine demand. The Company is evaluating the consolidation and disposal of certain assets and plans to reduce its worldwide work force by approximately 2,000 people. The Company expects to incur a charge in the fourth quarter for these actions. The amount of the charge will depend upon the specific decisions made by the Company.

RESULTS OF OPERATIONS
_____________________

The percentage relationships between net sales and other elements of the Company's Consolidated Statement of Earnings for the comparative reporting periods were:

                                           Third Quarter     Nine Months
Percent of Net Sales                       1995    1994     1995    1994
____________________                       _____   _____    _____   _____
Net sales                                  100.0   100.0    100.0   100.0
Cost of goods sold                          77.4    74.5     75.5    75.1
                                           _____   _____    _____   _____
Gross profit                                22.6    25.5     24.5    24.9
Selling and administrative expenses         12.6    14.0     13.2    13.6
Research and engineering expenses            5.1     5.1      5.0     4.9
Interest expense                              .2      .4       .3      .4
Other expense (income), net                   .2     (.2)      .1     (.1)
                                           ______  _____    ______  _____
Earnings before income taxes                 4.5     6.2      5.9     6.1
Provision for income taxes                    .7      .8      1.3      .8
                                           _____   _____    _____   _____
Net earnings                                 3.8     5.4      4.6     5.3
                                           _____   _____    _____   _____
                                           _____   _____    _____   _____

     Net Sales
     _________

Sales for each of the Company's markets for the comparative reporting periods were:

                                          Third Quarter      Nine Months
Millions                                  1995    1994       1995    1994
________                                 ______  ______     ______  ______
Heavy-duty truck                         $  361  $  353     $1,155  $1,042
Midrange truck                              143     134        446     365
Power generation                            269     249        824     747
Bus and light commercial vehicles           139     138        502     440
Industrial products                         141     121        471     388
Government                                    8      17         28      50
Marine                                       23      18         69      56
Fleetguard and Holset                       135     126        419     372
                                         ______  ______     ______  ______
Net sales                                $1,219  $1,156     $3,914  $3,460
                                         ______  ______     ______  ______
                                         ______  ______     ______  ______


Heavy-duty truck engine sales of $361 million in the third quarter and $1.2 billion in the first nine months of 1995 were 2 percent and 11 percent higher than the respective periods of 1994. The increase in sales during 1995 was due to demand for engines for the North American heavy-duty truck market. Year-to-date, Cummins' share of the North American heavy-duty truck market was 35.4 percent. While this market is expected to have record sales in 1995, the Company experienced a decline in orders for engines late in the third quarter due to a downturn in the market, in addition to the traditional seasonal decline in sales. International engine shipments were significantly lower compared to the third quarter of 1994, primarily in Mexico, where engine sales have been at very low levels in 1995 due to economic conditions in that country.

Midrange truck engine sales of $143 million in the third quarter and $446 million in the first nine months of 1995 were 7 percent and 22 percent higher, respectively, than the comparable periods of 1994. Engine shipments to Ford, where Cummins is the exclusive diesel power for its medium-duty trucks, were 5 percent higher than the third quarter of 1994. Shipments for international markets, which represented approximately 30 percent of the Company's midrange truck engine sales, have been higher in 1995 due to demand in Europe and Brazil.

Sales to the power generation market represented approximately 20 percent of the Company's net sales. Sales of $269 million to this market in the third quarter and $824 million in the first nine months of 1995 were 8 percent and 10 percent higher than the respective periods of 1994. The increase in sales in 1995 was attributable to sales of Power Group International, a UK-based generator set assembler, which was acquired in the fourth quarter of 1994.

Sales for bus and light commercial vehicles were $139 million in the third quarter of 1995, essentially level with the third quarter of 1994. In addition to the traditional seasonal decline for model year changeover, shipments for the Dodge Ram pickup truck were affected by the phasing out of production at Chrysler's Dodge City plant. In the first nine months of 1995, sales for this market were 14 percent higher than the prior year's level due to strong demand from Chrysler as well as engines for the North American bus market.

Sales to industrial markets, which traditionally are affected by a seasonal decline in the third quarter, were 17 percent higher, compared to the third quarter of 1994. The increase was due to strong sales in construction markets in North Asia and Europe and for North American agricultural customers. Sales in the first nine months of 1995 were $471 million, 21 percent higher than the first nine months of 1994.

In the third quarter and first nine months of 1995, sales of Fleetguard and Holset were 7 percent and 13 percent higher, respectively, than the comparable periods of 1994. The increase in sales of these subsidiaries during 1995 was due primarily to demand in international markets.

     Gross Profit
     ____________

In the third quarter of 1995, the Company's gross profit percentage was
22.6 percent of net sales, compared to 25.5 percent in the third quarter of 1994. In the first nine months of 1995, the Company's gross profit percentage was 24.5 percent of net sales, compared to 24.9 percent in the first nine months of 1994.

The Company's gross profit was affected adversely by several factors, including increased product costs, higher discounting in the North American heavy-duty truck market, the lower level of parts sales in North America and a $2 million charge to close a facility in California. The most significant factor contributing to the increase in product costs was the slowdown in the North American truck market late in the quarter, which resulted in lower overhead absorption. Product costs also were affected by material pricing pressures and higher technical spending. Product coverage expense was 2.6 percent of net sales in the third quarter of 1995, compared to 2.0 percent in 1994. In the third quarter of 1994, product coverage expense included a one-time favorable adjustment that did not occur in 1995. In the first nine months of 1995, product coverage expense was 2.5 percent of net sales, compared to 2.4 percent in the first nine months of 1994.

     Operating Expenses
     __________________

Selling and administrative expenses were $154 million, 12.6 percent of net sales, in the third quarter of 1995, compared to $162 million in the third quarter of 1994, due primarily to favorable accrual adjustments that will not recur. In the first nine months of 1995, selling and administrative expenses of $518 million were 13.2 percent of net sales, compared to $471 million, or 13.6 percent of net sales, in the first nine months of 1994. The increase in expenditures of $47 million in 1995 was primarily attributable to variable operating expenses related to the higher sales volumes. Research and engineering expenses were approximately 5 percent of net sales in both the 1995 and 1994 reporting periods.

     Interest and Other Income and Expense
     _____________________________________

Interest expense was $3 million in the third quarter of 1995 and $10 million in the first nine months of 1995, compared to $5 million and $14 million in the respective periods of 1994. Other income and expense includes foreign exchange gains and losses, interest income, earnings and losses of unconsolidated companies and royalty income. The increase in expense of $8 million in 1995 was primarily due to technical spending and start-up costs of joint ventures.

     Provision For Income Taxes
     __________________________

Income taxes of $9 million in the third quarter of 1995 reflect an adjustment to reduce the annual effective tax rate to 21.5 percent for 1995. The Company had estimated 1995 taxes would be 23 percent. The adjustment to reduce tax expense to 21.5 percent for the first half of the year resulted in an effective tax rate of 16.4 percent for the third quarter. The Company also recognized approximately $31 million in the first nine months of 1995 and $32 million in the first nine months of 1994 related to a reduction in its valuation allowance for tax benefit carryforwards.


CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

                                                     First Nine Months
Millions                                              1995        1994
________                                             ______      ______
Net cash provided by operating activities             $206        $234
Net cash used for investing activities                (213)       (142)
                                                     ______      ______
Net cash flows from operating and
 investing activities                                 (  7)         92
Net cash used for financing activities                ( 64)       (  3)
Effect of exchange rate changes on cash                  1           2
                                                     ______       _____
Net change in cash and cash equivalents              $( 70)       $ 91
                                                     ______       ____
                                                     ______       ____

During the first nine months of 1995, the Company generated cash flows from operating activities of $206 million, compared to $234 million in the first nine months of 1994. A higher level of working capital was required in 1995 due to the increase in demand for the Company's products. Investing activities required net cash resources of $213 million, including $130 million for capital expenditures and $85 million for investments in joint ventures and unconsolidated companies in the first nine months of 1995.

Total indebtedness (including the guaranteed notes of the ESOP Trust) was $268 million at the end of the third quarter of 1995, including $30 million outstanding under the Company's revolving credit agreement. The Company's debt-to-capital ratio was 19 percent at the end of the third quarter of 1995 and 18 percent at December 31, 1994. In March 1995, Standard & Poor's upgraded the ratings of the Company's senior debt to BBB+ from BBB. In June 1995, Moody's upgraded its rating of the Company's senior debt to Baa1 from Baa2.

As disclosed in Note 3 to the Consolidated Financial Statements, the Company repurchased on the open market 1,575,400 shares of its common stock at an average price of $43.57 per share in the first nine months of 1995.




                       PART II.  OTHER INFORMATION
                       ___________________________


Item 6.  Exhibits and Reports on Form 8-K:
__________________________________________

(a) See the Index to Exhibits on Page 12 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the third quarter of 1995.



                               SIGNATURES
                               __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/John McLachlan
     _________________
     John McLachlan
     Vice President - Corporate Controller
     (Chief Accounting Officer)                       November 6, 1995

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________

                            INDEX TO EXHIBITS
                            _________________




                                                             Page No.
                                                             ________

11       Schedule of Computation of Per Share Earnings
         for the Third Quarter and Nine Months Ended
         October 1, 1995 and October 2, 1994 (filed
         herewith)                                              13

27       Financial Data Schedule (filed herewith)               14