Form 10-K
period 1995-12-31
CUMMINS ENGINE CO INC
filed 1996-03-05
CIK 26172

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                                FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

               For the Fiscal Year Ended December 31, 1995

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K are not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates was approximately $1.7 billion at January 28, 1996.

As of January 28, 1996, there were outstanding 40.2 million shares of the only class of common stock.

                 Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                             TABLE OF CONTENTS
                             _________________


Part     Item                        Description                      Page
____     ____     _________________________________________________   ____

  I        1      Business                                              3
           2      Properties                                           14
           3      Legal Proceedings                                    15
           4      Submission of Matters to Vote of Security Holders    16

 II        5      Market for the Registrant's Common Equity and
                   Related Stockholder Matters                         16
           6      Selected Financial Data                              18
           7      Management's Discussion & Analysis of Results
                   of Operations and Financial Condition               19
           8      Financial Statements & Supplemental Data             24
           9      Disagreements on Accounting & Financial
                   Disclosure                                          24

III       10      Directors & Executive Officers of the Registrant     24
          11      Executive Compensation                               25
          12      Security Ownership of Certain Beneficial Owners
                   and Management                                      26
          13      Certain Relationships & Related Transactions         26

 IV       14      Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                 26
                  Index to Financial Statements                        27
                  Signatures                                           46
                  Exhibit Index                                        49

                                PART I
                                ______
ITEM 1.  BUSINESS
_______  ________

OVERVIEW
________

Cummins Engine Company, Inc. ("Cummins" or "the Company") is a leading worldwide designer and manufacturer of diesel engines, ranging from 76 to 6,000 horsepower. The Company also produces natural gas engines and engine components and subsystems. Cummins provides power for a wide variety of equipment in its key markets: heavy-duty truck, midrange truck, power generation, bus and light commercial vehicles, industrial products and marine.

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

In 1995, approximately 58 percent of net sales were made in the United States. Major international markets include Europe (15 percent of net sales); Asia, the Far East and Australia (14 percent of net sales); Canada (7 percent of net sales); and Mexico and South America (4 percent of net sales).

BUSINESS MARKETS
________________

     Heavy-duty Truck
     ________________

The Company has a complete line of 8-, 10-, 11- and 14-litre diesel engines that range from 260 to 525 horsepower serving the heavy-duty truck market. Cummins' heavy-duty diesel engines are offered as standard or optional power by most major heavy-duty truck manufacturers in North America. The seven largest US heavy-duty truck OEMs produced approximately 97 percent of the heavy-duty trucks sold in North America in 1995. The Company's largest customer for heavy-duty truck engines in 1995 was Navistar International Corporation, which represented approximately 7 percent of the Company's net sales. In 1995, the Company accounted for 58 percent of Navistar's heavy-duty engine purchases.

In 1995, factory retail sales of North American heavy-duty trucks grew by 10 percent from the previous year's level. Factory retail sales were 227,000 units in 1995, compared to 207,000 in 1994 and 174,000 in
1993. The Company's share of the North American heavy-duty truck engine market exceeded 35 percent in 1995 based on data published by the American Automotive Manufacturers Association. The Company's share of the North American heavy-duty truck engine market was 34 percent in 1994 and 35 percent in 1993.

Based on data published by the Society of Motor Manufacturers and Traders, the Company's share of engines for trucks sold in the United Kingdom was 15 percent in 1995.

Based on data published by the National Association of Truck and Bus Manufacturers, Cummins remained the leader of the heavy-duty truck market in Mexico, despite the virtual halt in truck production in that country.

In the fourth quarter of 1995, the Company introduced new versions of its M11 and N14 engines, both of which have advanced electronic controls and information technology. In 1995, the Company also began to ship alternate fueled engines (the L10 natural gas engine) for urban special-purpose truck markets and regional haul operations.

In the heavy-duty truck market, the Company competes with independent engine manufacturers as well as truck producers who manufacture diesel engines for their own products. Certain of these integrated manufacturers also are customers of the Company. In North America, the Company's primary competitors in the heavy-duty truck engine market are Caterpillar, Inc., Detroit Diesel Corporation and Mack Trucks, Inc. The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other diesel engine manufacturers in international markets include Mercedes Benz, AB Volvo, Renault Vehicles Industriels, Iveco Diesel Engines, Hino Motors, Ltd., Mitsubishi Heavy Industries, Ltd., Isuzu Motors, Ltd., DAF Trucks N.V., Scania A.B., Nissan Diesel and Perkins Engines.

     Midrange Truck
     ______________

The Company has a line of diesel engines ranging from 160 to 300 horsepower serving midrange and intercity delivery truck customers worldwide. In 1996, the Company will begin introducing its next generation of midrange diesel engines, with higher horsepower and electronic controls.

The Company entered the North American midrange diesel engine truck market in 1990. Based upon data published by R. L. Polk, the Company's share of the market for diesel-powered medium-duty trucks in 1995 was 35 percent, compared to 34 percent in 1994 and 31 percent in 1993. A major factor contributing to the Company's market share has been sales to Ford Motor Company. In 1993, Ford completed its introduction of Cummins' B and C Series engines as exclusive diesel power in its medium-duty truck line. Ford was the Company's largest customer for midrange engines for this market in 1995, representing approximately 4 percent of the Company's net sales.

The Company sells its B and C Series engines and engine components outside North America to midrange truck markets in Asia, Europe and South America. Cummins and Tata Engineering and Locomotive Company ("TELCO"), India's largest truck manufacturer, formed a joint venture in 1993 to manufacture B Series engines in India for TELCO vehicles.

In the midrange truck market, the Company competes with independent engine manufacturers as well as truck producers who manufacture diesel engines for their own products. Certain of these integrated manufacturers also are customers of the Company. Primary engine competitors in the midrange truck market in North America are Navistar International Corporation and Caterpillar, Inc. The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other diesel engine manufacturers in international markets include Mercedes Benz, AB Volvo, Renault Vehicles Industriels, Iveco Diesel Engines, Hino Motors Ltd., Mitsubishi Heavy Industries, Ltd., Isuzu Motors, Ltd., DAF Group N.V., Scania A.B., Perkins Engines Ltd., Nissan Diesel and MWM Brazil.

     Power Generation
     ________________

In 1995, power generation sales represented 21 percent of the Company's net sales. Products include the complete line of Cummins' engines, Onan's gasoline engines, generator sets and switches and Newage alternators. These products serve the stationary power and mobile markets. In 1994, the Company acquired Power Group International ("PGI"), a developer and manufacturer of a broad range of power generation equipment sold under the trade names of Petbow, Auto Diesel and Agreba.

In stationary power, electrical power generation products and services are provided to major markets worldwide, with a product line ranging from 5 to 1,500 kilowatts. The Company's joint venture with Wartsila Diesel of Finland will extend Cummins' generator set range to 4,000 kilowatts. Providing power generation products for the utility industry has become an increasingly important market, with utilities turning to generator sets to manage peak and seasonal demands in lieu of making capital investments in additional capacity. Onan also provides load management systems for utility interruptible and peak-shaving applications. In the mobile business, Onan produces mobile generator sets, gasoline engines and power electronics for a wide variety of applications. Onan is a leading supplier of power generation sets for the recreational vehicle market in the United States.

In Power Generation, Cummins competes on a global scale with a variety of engine manufacturers and generator set assemblers. Caterpillar, Inc., Detroit Diesel Corporation, Perkins Engines and AB Volvo are the major engine manufacturers with a presence in the high-speed segment of the market. Onan competes with Caterpillar, F G Wilson and Kohler, among others, in the generator set business. Newage competes globally with Leroy Somer, Marathon and Meccalte, among others. In recent years, Emerson Electric, which already owned Leroy Somer, has become a major player with its acquisition of F G Wilson and Caterpillar's subsequent investment in F G Wilson.

     Bus and Light Commercial Vehicles
     _________________________________

For this market, Cummins has both diesel and natural gas engines for pickup trucks, school buses, transit buses, delivery trucks and recreational vehicles.

In North America, Chrysler, which offers the Cummins B Series engines in its Dodge Ram pickup truck, was the Company's largest customer for midrange engines in this market, representing approximately 7 percent of the Company's net sales in 1995.

The Company's C Series and M11 diesel engines and L10 natural gas engine are available for the US transit bus market. The demand for alternate fueled products continues to grow. In 1994, Cummins introduced its B Series natural gas engine for school buses in the United States and, in 1995, introduced the C Series natural gas engine.

In these markets, the Company competes with both independent manufacturers of diesel engines and with vehicle producers who manufacture diesel engines for their own products. Primary competitors who manufacture diesel engines for the bus and light commercial truck markets are Detroit Diesel Corporation, General Motors Corporation, Navistar International Corporation, Perkins Engines Ltd., MAN, AB Volvo, Mercedes Benz, Scania A.B. and MWM Brazil.

     Industrial Products
     ___________________

Cummins' engines power more than 3,000 models of equipment for the construction, logging, mining, agricultural, petroleum, rail and government markets throughout the world. Worldwide sales of Cummins products to this market in 1995 exceeded 67,000 engines, an increase of approximately 16 percent, compared to 1994. The Company introduced in 1993 its B Series engine rated at 200 horsepower that met the 1996 California off-highway emissions standards. The Company now has a complete line of diesel engines certified to meet these stringent standards.

In construction markets, the Company's relationship with Komatsu continued to expand. Cummins and Komatsu formed joint ventures in 1993 to produce Cummins B Series engines in Japan and Komatsu's 30-litre engine in the United States. Production at both joint venture sites has begun on schedule. Coupled with Cummins' relationship with Komatsu Dresser in North America, this alliance provides a strong base in the Company's construction markets.

The Company introduced in late 1995 its new high-horsepower products (the QSK19) using the CELECT high-pressure injection fuel system. Cummins' relationship with Wartsila has extended the Company's product line from 2,000 horsepower to 6,000 horsepower, which will provide new opportunities in mining and rail markets.

     Marine
     ______

Marine product applications span 76 to 6,000 horsepower for recreational, commercial and military markets. Cummins engines already comply with anticipated regulations through the year 2000.

     Fleetguard and Holset
     _____________________

Sales of filter and turbocharger products represented 11 percent of the Company's net sales in 1995.

Fleetguard is a leading manufacturer of products for the North
American heavy-duty filter industry. Its products also are produced and sold in international markets, including Europe, Mexico, India, Australia, China, South Africa and the Far East.

Holset's products also are sold worldwide. In 1994, Holset introduced a variable geometry turbocharger design for truck powertrains. In 1994, Holset and TELCO entered into a joint venture to produce turbochargers in India. In 1995, Holset entered into a joint venture to produce and market turbochargers in China and an alliance with Mitsubishi Heavy Industries of Japan, covering cross-sourcing turbochargers, joint materials sourcing and collaborative international marketing.

BUSINESS OPERATIONS
___________________

     International
     _____________

The Company has manufacturing facilities worldwide, including major operations in Europe, India, Mexico and Brazil. Cummins has entered into license agreements that provide for the manufacture and sale of the Company's products in Turkey, China, Pakistan, South Korea and other countries.

In addition, the Company has entered into alliances with business partners in various areas of the world. Cummins and Scania of Sweden have a joint venture to develop a fuel system for heavy-duty diesel engines. Cummins has a joint venture with TELCO of India to manufacture the Cummins B Series engines in India for TELCO trucks. Cummins and Komatsu Ltd. of Japan have formed joint ventures to manufacture the B Series engines in Japan and high-horsepower Komatsu-designed engines in the United States. In 1995, the Company formed a joint venture with China National Heavy Duty Truck Corporation, previously a Cummins' licensee, to manufacture a broad line of diesel engines in China. In 1995, the Company also entered into a joint venture with Wartsila Diesel International of Finland to manufacture both diesel and natural gas engines above 2,500 horsepower. Several of the Company's subsidiaries have similar ventures throughout the world.

Because of the Company's increasingly global business, its operations are subject to risks, such as currency controls and fluctuations, import restrictions and changes in national governments and policies. Generally, Cummins expects to benefit from the North American Free Trade Agreement and the General Agreement on Tariffs and Trade. However, economic conditions in Mexico and the devaluation of the Mexican peso have adversely affected the Company's operations in Mexico and are expected to continue to do so in 1996.

     Research and Development
     ________________________

Cummins conducts an extensive research and engineering program to achieve product improvements, innovations and cost reductions for its customers, as well as to satisfy legislated emissions requirements. The Company is in the midst of a program to refurbish and extend its engine range. The Company also offers a natural gas-powered engine product line for certain of its markets. As disclosed in Note 1 to the Consolidated Financial Statements, research and development expenditures approximated $230 million in 1995, $200 million in 1994 and $160 million in 1993.

     Sales and Distribution
     ______________________

While the Company has supply agreements with some customers, including Ford, Chrysler and Komatsu Dresser, for Cummins engines in both on- and off-highway markets, most of the Company's business is done on open purchase orders. These purchase orders usually may be canceled on reasonable notice without cancellation charges. Therefore, while incoming orders generally are indicative of anticipated future demand, the actual demand for the Company's products may change at any time. While the Company typically does not measure backlog, customers provide information about future demand, which is used by the Company for production planning. Lead times for the Company's engines are dependent upon the customer, market and application.

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

There are approximately 6,700 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins-trained service personnel and parts are available to maintain and repair Cummins engines. The Company's parts distribution centers are located strategically throughout the world.

Cummins also sells engines, parts and related products through distributorships worldwide. The Company believes its distribution system is an important part of its marketing strategy and competitive position. Most of its North American distributors are independently owned and operated. The Company has agreements with each of these distributors, which typically are for a term of three years, subject to certain termination provisions. Upon termination or expiration of the agreement, the Company is obligated to purchase various assets of the distributorship. The purchase obligation of the Company relates primarily to inventory of the Company's products, which can be resold by the Company over a reasonable period of time. In the event the Company had been required to fulfill its obligations to purchase assets from all distributors simultaneously at December 31, 1995, the aggregate cost would have been approximately $200 million. Management believes it is unlikely that a significant number of distributors would terminate their agreements at the same time, requiring the Company to fulfill its purchase obligation.

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

     Employment
     __________

At December 31, 1995, Cummins employed 24,300 persons worldwide, approximately 10,100 of whom are represented by various unions. The Company has labor agreements covering employees in North America, South America and the United Kingdom. In 1995, members of the Diesel Workers Union and the Office Committee Union at the Company's midrange engine plant in Southern Indiana ratified 5-year agreements. In December 1995, members of the Office Committee Union ratified an early agreement which extends until 1999 for offices and plants in Southern Indiana and the Company's Technical Center. In 1993, members of the Diesel Workers Union reached an agreement that will extend until the year 2004. In 1995, members of the United Auto Workers at the Company's crankshaft plant in Fostoria, Ohio, reached an agreement which will extend for five years.

The Company has no major contracts expiring during the next 18 months.

ENVIRONMENTAL COMPLIANCE
________________________

     Product Environmental Compliance
     ________________________________

Cummins engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. Cummins' products comply with emissions standards that the US Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") have established for heavy-duty on-highway diesel engines produced through 1996. Cummins' ability to comply with these and future emissions standards is an essential element in maintaining its leadership position in the North American heavy-duty truck and other automotive markets, as well as in supplying other markets. The Company will make significant capital and research expenditures to comply with these standards. Failure to comply could result in adverse effects on future financial results.

Cummins has successfully completed the certification of its 1996 on-highway products, which include both midrange and heavy-duty engines. All of these products underwent extensive laboratory and field testing prior to their release.

Emissions Averaging, Banking and Trading regulations were promulgated by the EPA in July 1990. By selling 1991, 1992 and 1993 model year engines with emissions levels below applicable standards and by introducing several of the Company's 1994 configurations early, Cummins generated substantial oxides of nitrogen and particulate matter credits. These credits expire on December 31, 1996 if not used before this date. While a portion of the Company's 1996 products will use some of these credits as part of an effort to achieve cost-effective compliance, the Company does not believe that the cost of compliance without relying on these credits would be material. The Company closely manages credit generation and use and believes that engines currently using credits will be brought into compliance during the course of normal engineering improvements or will be replaced by engines meeting future emissions standards without any material financial effect.

The next major change in emissions requirements for heavy-duty on-highway diesel engines occurs in 1998, when the oxides of nitrogen standard is lowered from 5.0 to 4.0 g/bhp-hr. 1998 is also the effective date for the Clean Fuel Fleet Vehicle program. Beginning January 1, 1998, fifty percent of new vehicles purchased by certain centrally fueled fleets in 22 ozone non-attainment areas in the United States must be powered by engines which meet a combined oxides of nitrogen plus non-methane hydrocarbon standard of 3.8 g/bhp-hr.
Design and development activity aimed at meeting these standards are well underway.

Contained in the environmental regulations are several means for the EPA to ensure and verify compliance with emissions standards. Two of the principal means are tests of new engines as they come off the assembly line, referred to as selective enforcement audits ("SEA"), and tests of field engines, commonly called in-use compliance tests. The SEA provisions have been used by the EPA to verify the compliance of heavy-duty engines for several years. In 1995, two such audit tests were performed on Cummins engines, both of which were passed. The failure of an SEA could result in cessation of production of the noncompliant engines and the recall of engines produced prior to the audit. In the product development process, Cummins anticipates SEA requirements when it sets emissions design targets.

No Cummins engines were chosen for in-use compliance testing in 1995. It is anticipated that the EPA will increase the in-use test rate in future years, raising the probability that one or more of the Company's engines will be selected. As with SEA testing, if an in-use test is failed, an engine recall may be necessary.

In 1990, CARB redefined their medium-duty vehicle class in a way that affects the Company's products used in certain California vehicles from 8,500 to 14,000 pounds gross vehicle weight. CARB promulgated new standards for this category which began phasing-in during 1995. A new configuration of Cummins B Series engine has been developed and certified to meet the requirements for this regulatory category.

In 1988, CARB promulgated a rule that necessitates the reporting of failures of emissions-related components when the failure rate reaches a specified level (25 component failures or one percent of build, whichever is greater). At somewhat higher failure rates (50 components or four percent of build), a recall may be required. The Company continues to monitor such failures. In 1995, there were no emissions-related failures which reached a level that required a report.

In January 1992, CARB promulgated a regulation for engines rated at or above 175 horsepower used in mobile off-highway applications. In mid-1994, the EPA also promulgated regulations for this category. The EPA regulation covers engines rated at or above 50 horsepower. In all other material respects these two regulations are the same. The effective dates are staged according to rated horsepower and began phasing in on January 1, 1996. Cummins has successfully completed certification of the majority of its mobile off-highway products which are included in the first phase (those with ratings between 175 to 750 horsepower). The remainder will be certified in the first half of 1996. All of these products have undergone, or will undergo, extensive laboratory and field tests prior to their release.

Emissions standards in international markets, including Europe and Japan, are becoming more stringent. Given the Company's experience in meeting US emissions standards, it believes that it is well positioned to take advantage of opportunities in these markets as the need for emissions-control capability grows.

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

     Other Environmental Statutes and Regulations
     ____________________________________________

Cummins believes it is in compliance in all material respects with laws and regulations applicable to the plants and operations of the Company and its subsidiaries. During the past five years, expenditures for environmental control activities and environmental remediation projects at the Company's operating facilities in the United States have not been a major portion of annual capital outlays and are not expected to be material in 1996.

Pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, the Company and its subsidiaries have been identified as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws, at a number of waste disposal sites. Under such laws, PRPs typically are jointly and severally liable for any investigation and remediation costs incurred with respect to the sites. Therefore, the Company's ultimate responsibility for such costs could be a percentage greater than the percentage of waste actually contributed to the site by the Company.

The sites at which the Company or its subsidiaries are currently named as a PRP are the following: Old City Landfill, Columbus, Indiana; Purity Oil Site, Fresno, California; Oak Grove Sanitary Landfill, Anoka County, Minnesota; Waste Disposal Engineering Landfill, Andover, Minnesota; White House Waste Oil Pits, Jacksonville, Florida; Seaboard Chemical, Jamestown, North Carolina; Double Eagle Refinery, Oklahoma City, Oklahoma; Wastex Research, East St. Louis, Illinois; North Hollywood Dump, Memphis, Tennessee; Commercial Oil, Oregon, Ohio; Berliner & Ferro, Swartz Creek, Michigan; Schnitzer Iron & Metal, St. Paul, Minnesota; Combustion Inc., Dedham Springs, Louisiana; Four County Landfill, Culver, Indiana; Schumann Site, South Bend, Indiana; Great Lakes Asphalt, Zionsville, Indiana; Third Site, Zionsville, Indiana; Auto-Ion, Kalamazoo, Michigan; PCB Treatment Inc., Kansas City, Kansas; ENRX, Buffalo, New York; Dubose, Contonement, Florida; Uniontown Landfill, Uniontown, Indiana; Sand Springs, Oklahoma; United Steel Drum, East St. Louis, Illinois; and Wayne Reclamation & Recycling, Ft. Wayne, Indiana. The Company presently is contesting its status as a PRP at several of these sites. At some of these sites, the Company will be released from liability at the site as a de minimis PRP for a nominal amount.

While the Company is unable at this time to determine the aggregate cost of remediation at these sites, it has attempted to analyze its proportionate and actual liability by analyzing the amounts of waste contributed to the sites by the Company, the estimated costs for total remediation at the sites, the number of identities of other PRPs and the level of insurance coverage. The results of that analysis are described below.

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

At the Purity Oil Site, a subsidiary of the Company has been identified as a PRP and is one of several PRPs who have been issued an order by EPA to undertake remedial action at the site. The Company's subsidiary has contributed $282,000 toward the first phase of the remedial action at the site. While the subsidiary's liability for future expenditures has not been determined, the Company estimates that its percentage contribution of hazardous waste to the site was less than one percent. Because all records relating to the site are unavailable, the PRPs at this site have implemented an Alternative Dispute Resolution procedure involving a neutral third party who will recommend an allocation scheme for the PRPs. While waste-in quantities will be important to this determination, ultimate resolution of the allocation may vary from the waste-in amount. The Company believes it has adequate reserves to cover its share of future expenses at the site.

Onan Corporation, a subsidiary of the Company, has entered into an administrative agreement to participate in remediation of the Waste Disposal Engineering Landfill. The cost of remediation at this site is estimated to range from $10 million to $15 million, of which Onan expects to contribute approximately $600,000, which has been reserved fully. Construction of the major remedies at the site have been completed, leaving only treatment and periodic sampling to be accomplished. Onan also has entered into an administrative agreement for the Oak Grove Landfill. The estimated cost to remediate this site is approximately $6 million. Onan has contributed $127,000 to cover its share of the costs of remediation. Construction is complete at this site, and only treatment and periodic sampling remain. Onan has filed litigation against its insurer at Oak Grove and Waste Disposal in order to enforce its contract of insurance for both the remedial costs and all related defense costs at those sites. This litigation is in its early stages. In addition, the Steering Committees for both sites have submitted each site for reimbursement under the Minnesota Landfill Cleanup Program, a legislative initiative that would reimburse parties for remediating hazardous waste landfills. Both sites have been qualified initially for the program by the Minnesota Pollution Control Agency. In the fourth quarter of 1995, Onan received reimbursement for approximately 15 percent of its contributions to the Waste Disposal site and expects to receive additional reimbursements for both sites in the first half of 1996.

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

Based upon the Company's prior experiences at similar sites, however, the aggregate future cost to all PRPs to remediate these sites is not likely to be significant. In each of these cases, the Company believes that it has good defenses at several of the sites, that its percentage contribution at other sites is likely to be de minimis or that other PRPs will bear most of the future remediation costs. However, the environmental laws impose joint and several liability and, consequently, the Company's ultimate responsibility may be based on many factors outside the Company's control and could be material in the event that the Company becomes obligated to pay a significant portion of these expenses. Based upon information presently available, the Company believes that such an outcome is unlikely and that its actual and proportionate costs of participating in the remediation of these sites will not be material.

ITEM 2.  PROPERTIES
_______  __________

Cummins' worldwide manufacturing facilities occupy approximately 15 million square feet, including approximately 5 million square feet outside the United States. Principal manufacturing facilities in the United States include the Company's plants in Southern Indiana; Jamestown, New York; Lake Mills, Iowa; Cookeville, Tennessee; and Fridley, Minnesota, as well as an engine plant in Rocky Mount, North Carolina, which is operated in partnership with Case Corporation.

Countries of manufacture outside of the United States include England, Scotland, Brazil, Mexico, France, Spain, Australia and Germany. In addition, engines and engine components are manufactured by joint ventures or independent licensees at plants in France, China, India, Japan, Pakistan, South Korea and Turkey.

Cummins believes that all of its plants have been maintained adequately, are in good operating condition and are suitable for its current needs through productive utilization of the facilities.

ITEM 3.  LEGAL PROCEEDINGS
_______  _________________

The information appearing in Note 16 to the Consolidated Financial Statements is incorporated herein by reference.

On April 5, 1990, Raphael Warkel and Alan J. Stransky filed a complaint in the US District Court for the Southern District of Indiana against the Company, all of its then current directors and one past director. The complaint purported to be brought as a class action on behalf of persons who purchased the Company's common stock between May 1, 1989 and September 21, 1989. The complaint alleged that the Company and the other defendants violated Section 10(b) and
Section 20 of the Securities Exchange Act of 1934 by failing to disclose material financial information concerning the Company in an effort to "artificially inflate" the market price of the Company's common stock. The complaint sought compensatory damages of unspecified amount, costs and attorneys' fees. All defendants answered denying the substantive allegations of the complaint. The plaintiffs moved for class certification, which motion was opposed by the defendants. On November 30, 1992, the court granted defendants' motion for judgment on the pleadings and dismissed the complaint. The court held that the complaint failed to state a claim for relief under the federal securities laws. The court gave the plaintiffs 30 days to file an amended complaint. On December 29, 1992, plaintiffs filed an amended complaint against the same defendants. The amended complaint, which alleges the Company and other defendants violated Section 10(b) and Section 20 of the Securities Exchange Act by failing to disclose material financial information concerning the Company in an effort to "artificially inflate" the market price of the Company's common stock, is also brought as a class action and seeks compensatory damages of unspecified amount, costs and attorneys' fees. On March 3, 1993, defendants moved to dismiss the amended complaint. On September 13, 1993, the court dismissed the claims of plaintiff Stransky with prejudice. The court also dismissed the claims of plaintiff Warkel except for a claim based on an allegedly false and misleading press release issued by the Company in July 1989. Plaintiff Stransky appealed the dismissal of his claim to the US Court of Appeals for the Seventh Circuit. On April 7, 1995, the US Court of Appeals for the Seventh Circuit affirmed in part, reversed in part and remanded in part the decision of the US District Court for the Southern District of Indiana to dismiss all the claims of plaintiff Stransky with prejudice. On July 18, 1995, the US District Court for the Southern District of Indiana granted plaintiffs' motion to certify Warkel, et al., v. Cummins Engine Company, Inc., et al., as a class action on behalf of persons who purchased the Company's common stock between May 1, 1989 and October 11, 1989. On November 29, 1995, plaintiffs filed a motion for leave to amend their amended complaint to include a claim under Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 enacted thereunder that certain statements made in a press release issued by the Company in April 1989 were false and were known by Cummins to be false at the time they were made. The motion to amend has been fully briefed but not yet decided. On February 15, 1996, defendants (including the Company and the other past and current director defendants) and the plaintiffs reached an agreement in principle to settle the class action suit. The details of the settlement remain to be negotiated, and any final agreement must be approved by the District Court. Defendants continue to believe that plaintiffs' claims under Section 10(b) and Section 20 of the Securities Exchange Act of 1934 are entirely meritless. However, in the interests of avoiding the significant burdens and costs, both financial and non-financial, involved in defending the case through a trial (scheduled for September 1996), and any appeals, the defendants have agreed in principle to settle the case for $5.5 million. Defendants believe that the cost of defending this litigation through trial and appeals would approach or exceed $2.5 million. Defendants will pay the entirety of the settlement amount upon approval by the District Court of the settlement. Pursuant to the provisions of its by-laws and of Indiana law, the Company is obligated to indemnify the defendants for the cost of any settlement, and the Company will do so. The Company will seek reimbursement of approximately $3 million from the director defendants' indemnity insurer, an amount which represents the portion of the settlement amount that exceeds the deductible provided for in the policy, taking into account the amount that defendants will have expended in defense of the action. The insurer has indicated that it will deny a portion of this insurance claim when it is made. The Company believes the insurer's position is meritless. The Company continues to engage in discussions with the insurer with the intention of obtaining full reimbursement but ultimately may have to pursue litigation against the insurer to enforce the terms of the insurance policy in accordance with the Company's understanding of those terms. While the Company believes that its position is correct, there can be no assurance that the Company will achieve full reimbursement either through negotiations with the insurer or through litigation.

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

                           High         Low         Dividends Declared
                         ________     _______       __________________
1995
____

First quarter            $46 7/8      $41 1/2               $.25
Second quarter            48 5/8       42 1/4                .25
Third quarter             47 1/4       36 5/8                .25
Fourth quarter            39 3/4       34                    .25

1994
____

First quarter            $57 5/8      $44 1/2               $.125
Second quarter            53 1/8       40 1/8                .125
Third quarter             45 7/8       35 7/8                .125
Fourth quarter            46 1/4       38 5/8                .25

At December 31, 1995, the approximate number of holders of record of the Company's common stock was 5,000.

The Board of Directors in the fourth quarter of 1994 authorized repurchase by the Company of up to 2.5 million shares of its common stock. During 1995, the Company repurchased on the open market 1.6 million shares at an aggregate price of $69 million, or average price of $43.57 per share. In 1994, the Company repurchased on the open market .1 million shares of common stock at an aggregate purchase price of $5 million, or average price of $42.47 per share. All of the acquired shares are held as common stock in treasury.

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

As more fully described in Note 14 to the Consolidated Financial
Statements, which information is incorporated herein by reference, the Company has a Shareholders' Rights Plan.

The Company's bylaws provide that Cummins is not subject to the provisions of the Indiana Control Share Act. However, Cummins is governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the Company.

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in Millions, Except Per Share Amounts)
_______  _______________________________________________

                         1995       1994       1993       1992       1991
                        ______     ______     ______     ______     ______
Net sales               $5,245     $4,737     $4,248     $3,749     $3,406
Net earnings (loss)        224        253        177       (190)       (14)
Net earnings (loss)
 per share:
  Primary                 5.52       6.11       4.79      (6.01)      (.75)
  Fully diluted           5.52       6.11       4.63      (6.01)      (.75)
Cash dividends per
 share                    1.00       .625        .20        .10        .35
Total assets             3,056      2,706      2,390      2,230      2,041
Long-term debt             117        155        190        412        443

In 1995, the Company's results included restructuring charges of $118 million ($77 million after taxes) to reduce the worldwide work force and to close or restructure selected operations in Europe, Brazil and North America. Net earnings in 1995 also included release of the tax valuation allowance of $68 million.

In December 1993, the Company sold 2.6 million shares of its common stock in a public offering and used a portion of the proceeds to redeem $77 million in principal amount of the Company's outstanding 9-3/4 percent sinking fund debentures. This early extinguishment of debt resulted in an extraordinary charge of $6 million.

In 1992, the Company's results included a charge of $251 million for the cumulative effect of changes in accounting as prescribed by SFAS Nos. 106, 109 and 112 related to accounting for retirees' health care and life insurance benefits, income taxes and postemployment benefits. In 1992, the Company sold 4.6 million shares of its common stock in a public offering and used a portion of the proceeds to extinguish $71 million of debt of Consolidated Diesel Company, an unconsolidated, 50-percent owned partnership, $8 million of the Company's 8-7/8 percent sinking fund debentures and $11 million of a 15-percent note payable to an insurance company. These early extinguishments of debt resulted in an extraordinary charge of $6 million.

The Company's results for 1991 included a credit of $52 million for the cumulative effect of changes in accounting to include in inventory certain production-related costs previously charged directly to expense and to adopt a modified units-of-production depreciation method for substantially all engine production equipment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
_______  _____________________________________________________________

OVERVIEW
________

Cummins' record net sales of $5.2 billion in 1995 were 11 percent higher than 1994's record sales and 23 percent higher than 1993 sales. The Company shipped 338,900 engines in 1995, an 11-percent increase above 1994 and 29 percent higher than 1993. Shipments by engine family for the comparative periods were:

Engine Shipments                  1995        1994        1993
________________                 _______     _______     _______

Midrange engines                 222,100     195,600     167,900
Heavy-duty engines               107,300      99,900      86,500
High-horsepower engines            9,500       8,800       8,600
                                 _______     _______     _______
Total engine shipments           338,900     304,300     263,000
                                 _______     _______     _______

Excluding the restructuring charges, earnings before taxes were a record $295 million in 1995, slightly higher than earnings before taxes of $294 million in 1994 and $90 million higher than in 1993. In the fourth quarter of 1995, the Company announced that it was evaluating the consolidation and disposal of certain assets and planned to reduce its worldwide work force by approximately 2,000. Restructuring charges related to these actions were $118 million, or $77 million after taxes, in 1995. In addition, the Company recorded a credit of $68 million in 1995 for the release of its tax valuation allowance.

Net earnings in 1995 were $224 million, or $5.52 per share. Excluding the effects of the restructuring charges and tax credit, net earnings would have been $233 million, or $5.73 per share, compared to $253 million, or $6.11 per share, in 1994. Net earnings of $177 million, or $4.79 per share, in 1993 included a charge of $6 million for early extinguishment of debt.

RESULTS OF OPERATIONS
_____________________

The percentage relationship between net sales and other elements of the Company's Consolidated Statement of Earnings for each of the last three years was:

Percent of Net Sales                         1995      1994      1993
____________________                         _____     _____     _____
Net sales                                    100.0     100.0     100.0
Cost of goods sold                            75.8      75.0      75.6
                                             _____     _____     _____
Gross profit                                  24.2      25.0      24.4
Selling & administrative expenses             13.2      13.5      13.6
Research & engineering expenses                5.0       5.0       4.9
Interest expense                                .2        .4        .9
Other, net                                      .2       (.1)       .2
Restructuring charges                          2.2         -         -
                                              ____      ____      ____
Earnings before income taxes                   3.4       6.2       4.8
Provision (credit) for income taxes            (.9)       .9        .5
                                              ____      ____      ____
Earnings before extraordinary item             4.3       5.3       4.3
Early extinguishment of debt                     -         -       (.1)
                                              ____      ____      ____
Net earnings                                   4.3       5.3       4.2
                                              ____      ____      ____

     Sales by Market
     _______________

The Company's sales for each of its key markets during the last three years were:
                               1995              1994              1993
                         ________________  ________________  ________________

$ Millions               Dollars  Percent  Dollars  Percent  Dollars  Percent
__________               _______  _______  _______  _______  _______  _______

Heavy-duty truck          1,506      29     1,410      30     1,230     29
Midrange truck              581      11       513      11       482     11
Power generation          1,130      21     1,039      22       963     23
Bus & light commercial
 vehicles                   687      13       592      12       498     12
Industrial products         680      13       593      12       547     13
Marine                       93       2        78       2        68      1
Fleetguard and Holset       568      11       512      11       460     11
                          _____     ___     _____     ___     _____    ___
Net sales                 5,245     100     4,737     100     4,248    100
                          _____     ___     _____     ___     _____    ___

Sales to the heavy-duty truck market in 1995 were 7 percent higher than in 1994 and 22 percent higher than the 1993 level. The increase in sales during the last three years has been due to a high level of demand for engines for the North American heavy-duty truck market. In 1995, the Company's engine shipments for this market were 15 percent higher than in 1994 and 31 percent higher than in 1993. In 1995, factory retail sales of heavy-duty trucks in North America were 10 percent higher than the previous year's level. However, with the high level of cancellation rates in the second half of 1995 and lower truck production levels at OEMs, this market is expected to decline in 1996. Cummins continued to lead this market and its share exceeded 35 percent in 1995. The Company's market share was 34 percent in 1994 and 35 percent in 1993.

International engine shipments for heavy-duty trucks were 41 percent lower than in 1994 and 25 percent below 1993. The decline in engine shipments in 1995 was primarily in Mexico where heavy-duty engine shipments have been at very low levels due to economic conditions in that country. The Company's operations in Mexico were near break-even in 1995, with the outlook uncertain for 1996. Engine shipments in Mexico are not expected to improve in 1996.

Sales of engines for the midrange truck market in 1995 were 13 percent higher than in 1994 and 21 percent higher than in 1993. Engine shipments for the North American market were 16 percent higher than
1994 and 18 percent higher than 1993.   Midrange truck engines for
international markets were 8 percent higher than in 1994 and 33 percent higher than 1993, primarily in Europe and Brazil. In Mexico, engine sales for this market were at very low levels in 1995.
Economic conditions in Brazil and Mexico are likely to result in a low level of demand in those countries in 1996.

Sales of $1.1 billion to the power generation market in 1995 were 9 percent higher than in 1994 and 17 percent higher than 1993. The increase in 1995 was due to a 14-percent increase in shipments in the United States. International markets, which were affected in 1995 by economic conditions in Mexico and China, were 9 percent lower than 1994 and essentially level with 1993.

In the bus and light commercial vehicles market, sales in 1995 were 16 percent higher than 1994 and 38 percent higher than 1993. The increase in 1995 was due primarily to record demand for the Company's midrange engines for the Chrysler Dodge Ram pickup truck. Engine shipments for bus markets were 23 percent higher than 1994, due primarily to engine demand for school buses in North America. International engine shipments were 12 percent higher than 1994.

In 1995, sales to industrial markets were 15 percent higher than 1994 and 24 percent higher than 1993. The increase in sales in 1995 was for construction and agricultural markets in the United States and construction markets in North Asia and Europe.

Sales of $93 million for marine applications in 1995 were 19 percent higher than 1994 and 37 percent higher than 1993. The increase in sales in 1995 was due to higher engine shipments in both North
American and international markets.

Sales of filters and turbochargers continued to represent approximately 11 percent of the Company's net sales in 1995. Sales of these products in 1995 were 11 percent higher, compared to 1994, and 23 percent higher than in 1993. The increase in sales in 1995 was due primarily to international markets.

     Gross Profit
     ____________

The Company's gross profit percentage was 24.2 percent of net sales in 1995, compared to 25.0 percent in 1994 and 24.4 percent in 1993.

The Company's gross profit was affected by several factors in 1995, including increased product costs and a lower level of parts sales in North America. The most significant factor affecting product costs was the slowdown in the North American truck market late in the third quarter, which resulted in lower overhead absorption in the second half of 1995. Product costs also were affected by higher technical spending and material pricing pressures. As disclosed in Note 16 to the Consolidated Financial Statements, the Company has entered into commodity swap contracts that have the effect of fixing the cost of certain material purchases.

The cost of product coverage programs was 2.4 percent of net sales in 1995, compared to 2.3 percent of net sales in 1994 and 2.1 percent in 1993. In 1993, and to a lesser extent in 1994, the cost of product coverage programs included adjustments to reduce the product coverage liability for engines previously placed in service.

     Operating Expenses
     __________________

Selling and administrative expenses were $692 million (13.2 percent of net sales) in 1995, compared to $641 million (13.5 percent of net sales) in 1994 and $579 million (13.6 percent of net sales) in 1993. Research and engineering expenses were $263 million in 1995, compared to $238 million in 1994 and $210 million in 1993. The 25-percent increase in research and engineering expenses since 1993 has been related to expenditures for the development of fuel systems and future products.

     Other Income and Expense
     ________________________

Interest expense of $13 million was $4 million lower than in 1994 and $23 million lower than 1993 as a result of the Company's early retirement of debt obligations during 1993. Other income and expense includes a variety of items such as foreign exchange gains and losses, interest income, earnings and losses of unconsolidated companies and royalty income. The increase in other expense of $12 million in 1995, compared to 1994, was due to start-up expenses of the Company's joint ventures.

As disclosed in Note 16 to the Consolidated Financial Statements, the Company enters into forward exchange contracts that serve to hedge the effects of fluctuating currency rates on certain assets and liabilities that are denominated in other than the functional currencies of international entities.

     Restructuring Charges
     _____________________

As disclosed more fully in Note 2 to the Consolidated Financial Statements, results of operations in 1995 included restructuring charges of $118 million ($77 million after taxes) for costs to consolidate operations and reduce the worldwide work force. In addition to the restructuring charges, the Company expects to incur approximately $25 million in 1996, primarily for continuity payments and employee and equipment relocations associated with the facility consolidations and closings.

     Provision for Income Taxes
     __________________________

As described in Note 9 to the Consolidated Financial Statements, the Company reduced its valuation allowance for tax benefit carryforwards $68 million in 1995, $32 million in 1994 and $34 million in 1993. The tax provision for 1995 also included a credit of $35 million for additional tax benefits related to the amendment of prior years' returns.

     Early Extinguishment of Debt
     ____________________________

As disclosed in Note 6 to the Consolidated Financial Statements, the Company extinguished certain indebtedness in 1993 that resulted in an extraordinary charge of $6 million.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

$ Millions                                      1995     1994     1993
__________                                      ____     ____     ____
Net cash provided by operating activities       $406     $376     $286
Net cash used for investing activities          (373)    (261)    (149)
Net cash flows from operating and               ____     ____     ____
 investing activities                             33      115      137
Net cash used for financing activities          (121)    ( 50)    (114)
Effect of exchange rate changes on cash            1        5        -
                                                ____     ____     ____
Net change in cash & cash equivalents           $(87)    $ 70     $ 23
                                                _____    ____     ____

Net cash flows from operating and investing activities totaled $33 million in 1995. Capital expenditures during 1995 were $223 million, compared to $238 million in 1994 and $174 million in 1993. The expenditures in 1995 were related to continued investments for new products and fuel systems. The Company expects a significant increase in these expenditures in 1996, some of which may be funded externally.

Investments in and advances to unconsolidated companies of $155 million in 1995 included temporary advances to Consolidated Diesel Company. The outstanding balance of $50 million at December 31, 1995 will be repaid in 1996. Investments also included capital contributions of $67 million for previously announced joint ventures, including the joint ventures with Wartsila to manufacture diesel and natural gas engines above 2,500 horsepower; in China to manufacture a broad line of diesel engines and related products; with TELCO to produce midrange engines in India for TELCO vehicles; and with Komatsu to produce midrange engines in Japan and high-horsepower engines in the United States. The Company expects to continue to make investments in certain of these joint ventures during 1996.

At December 31, 1995, the Company had no borrowings outstanding on its $300 million revolving credit agreement. The Company's debt-to-capital ratio was 16 percent at December 31, 1995 and 18 percent at December 31, 1994. The ratio is expected to be higher in 1996 due to funding capital expenditures.

As disclosed in Note 11 to the Consolidated Financial Statements, the Company called for redemption of its preference stock in 1994. In lieu of accepting the cash redemption price, most holders elected to convert their shares of preference stock into common stock of the Company.

As disclosed in Note 12 to the Consolidated Financial Statements, the Board of Directors in the fourth quarter of 1994 authorized repurchase by the Company of up to 2.5 million shares of common stock. Concurrently, the Board of Directors increased the Company's quarterly common stock dividend from 12.5 cents per share to 25 cents per share. In 1993, the Board of Directors of the Company increased the quarterly common stock dividend from 2.5 cents per share to 12.5 cents per share.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
_______  __________________________________________

See Index to Financial Statements on page 27.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
_______  ____________________________________________________

None.
                              PART III
                              ________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________  __________________________________________________

The information appearing under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 9, 1996 ("the Proxy Statement") is incorporated by reference in partial answer to this item. Except as otherwise specifically incorporated by reference, the Proxy Statement is not to be deemed filed as part of this report.

The executive officers of the Company at December 31, 1995 are set forth below. The Chairman of the Board and President are elected annually by the Board of Directors at the Board's first meeting following the Annual Meeting of the Shareholders. Other officers are appointed by the Chairman and ratified by the Board of Directors and hold office for such period as the Board of Directors or Chairman of the Board may prescribe.

                           Present Position & Business Experience During
     Name          Age     Last 5 Years
_______________    ___     __________________________________________________

Mark E. Chesnut     48     Vice President - Corporate Responsibility & Public
                           Affairs (1995 to present), Vice President - Quality
                           & Organizational Effectiveness (1992 to 1995), Vice
                           President - Human Resources & Organizational
                           Effectiveness (1989-1992)

C. Roberto Cordaro  45     Group Vice President - Marketing (1990 to present)

John K. Edwards     51     Vice President - International (1989 to present)

Robert L. Fealy     44     Vice President - Business Strategy and Treasurer
                           (1996 to present), Vice President - Treasurer
                           (1988 to 1996)

Mark R. Gerstle     40     Vice President - General Counsel and Secretary
                           (1995 to present), Assistant General Counsel
                           (1991 to 1995)

James A. Henderson  61     Chairman and Chief Executive Officer (1995 to
                           present), President & Chief Executive Officer
                           (1994 to 1995), President and Chief Operating
                           Officer (1977-1994)

M. David Jones      48     Vice President - Aftermarket Group
                           (1989 to present)

F. Joseph Loughrey  46     Group Vice President - Worldwide Operations &
                           Technology (1995 to present), Group Vice
                           President - Worldwide Operations (1990 to 1995)

John McLachlan      63     Vice President - Corporate Controller (1991
                           to present

Theodore M. Solso   48     President and Chief Operating Officer (1995 to
                           present), Executive Vice President and Chief
                           Operating Officer (1994 to 1995), Executive Vice
                           President - Operations (1992 to 1994), Vice
                           President & General Manager Engine Business
                           (1988 to 1992)

Richard B. Stoner-Jr. 49   Vice President - Cummins Power Generation Group
                           and President - Onan Corporation (1993 to present), Managing Director - Holset (1986-1993)


ITEM 11.  EXECUTIVE COMPENSATION
________  ______________________

The information appearing under the following captions in the Company's Proxy Statement is hereby incorporated by reference: "The Board of Directors and Its Committees", "Executive Compensation -- Compensation Tables and Other Information", "Executive Compensation -- Change of Control Arrangements" and "Executive Compensation --
Compensation Committee Interlocks and Insider Participation".

The Company has adopted various benefit and compensation plans covering officers and other key employees under which certain benefits become payable upon a change of control of the Company. Cummins also has adopted an employee retention program covering approximately 500 employees of the Company and its subsidiaries, which provides for the payment of severance benefits in the event of termination of employment following a change of control of Cummins. The Company and its subsidiaries also have severance programs for other exempt employees of the Company whose employment is terminated following a change of control of the Company. Certain of the pension plans covering employees of the Company provide, upon a change of control of Cummins, that excess plan assets become dedicated solely to fund benefits for plan participants.

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

                                PART IV
                                _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
________  _______________________________________________________________

Documents filed as a part of this report:

     1. See Index to Financial Statements on page 27 for a list of the financial statements filed as a part of this report.

     2. See Exhibit Index on page 49 for a list of the exhibits filed or incorporated herein as a part of this report.

No reports on Form 8-K were filed during the fourth quarter of 1995.

                      INDEX TO FINANCIAL STATEMENTS
                      _____________________________


                                                               Page
                                                               ____

Management's Responsibility for Financial Statements            28
Report of the Independent Public Accountants                    29
Consolidated Statement of Earnings                              30
Consolidated Statement of Financial Position                    31
Consolidated Statement of Cash Flows                            32
Consolidated Statement of Shareholders' Investment              33
Notes to Consolidated Financial Statements                      34
Quarterly Financial Data                                        46

         MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
         ____________________________________________________

Management is responsible for the preparation of the Company's consolidated financial statements and all related information appearing in this Form 10-K. The statements and notes have been prepared in conformity with generally accepted accounting principles and include some amounts which are estimates based upon currently available information and management's judgment of current conditions and circumstances. The Company engaged Arthur Andersen LLP, independent public accountants, to examine the consolidated financial statements. Their report appears on page 29.

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

The Board of Directors has an Audit Committee whose members are not employees of the Company. The committee met four times in 1995 with management, internal auditors and representatives of the Company's independent public accountants to review the Company's program of internal controls, audit plans and results, and the recommendations of the internal and external auditors and management's responses to those recommendations.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ________________________________________

To the Shareholders and Board of Directors of Cummins Engine Company,
Inc.:

We have audited the accompanying consolidated statement of financial position of Cummins Engine Company, Inc., (an Indiana corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, cash flows and shareholders' investment for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cummins Engine Company, Inc., and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                   Arthur Andersen LLP
Chicago, Illinois,
January 22, 1996.

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                   (Millions, Except Per Share Amounts)
                   ____________________________________



                                             1995       1994       1993
                                            ______     ______     ______

Net sales                                   $5,245     $4,737     $4,248
Cost of goods sold                           3,974      3,551      3,211
                                            ______     ______     ______
Gross profit                                 1,271      1,186      1,037
Selling & administrative expenses              692        641        579
Research & engineering expenses                263        238        210
Interest expense                                13         17         36
Other, net                                       8         (4)         7
Restructuring charges                          118          -          -
                                             _____      _____      _____
Earnings before income taxes                   177        294        205
Provision (credit) for income taxes            (47)        41         22
                                             _____      _____      _____
Earnings before extraordinary item             224        253        183
Early extinguishment of debt                     -          -         (6)
                                             _____      _____      _____
Net earnings                                   224        253        177
Preference stock dividends                       -          -          8
                                            ______     ______     ______
Earnings available for common shares        $  224     $  253     $  169
                                            ______     ______     ______

Primary earnings per share:
 Before extraordinary item                  $ 5.52     $ 6.11     $ 4.95
 Net                                          5.52       6.11       4.79

 Fully diluted earnings per share:
  Before extraordinary item                 $ 5.52     $ 6.11     $ 4.77
  Net                                         5.52       6.11       4.63


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                   (Millions, Except Per Share Amounts)
               ____________________________________________

                                                       December 31,
                                                     1995        1994
                                                    ______      ______
Assets
Current assets:
 Cash and cash equivalents                          $   60      $  147
 Receivables                                           597         504
 Inventories                                           513         514
 Other current assets                                  218         133
                                                     _____      ______
                                                     1,388       1,298
                                                     _____      ______
Investments and other assets:
 Investments in and advances to unconsolidated
  companies                                            234         100
 Other assets                                           92          90
                                                     _____       _____
                                                       326         190
                                                     _____       _____
Property, plant and equipment:
 Land and buildings                                    436         386
 Machinery, equipment and fixtures                   1,875       1,779
 Construction in progress                              164         204
                                                     _____       _____
                                                     2,475       2,369
 Less accumulated depreciation                       1,327       1,279
                                                     _____       _____
                                                     1,148       1,090
                                                     _____       _____

Intangibles, deferred taxes & deferred charges         194         128
                                                    ______      ______
Total assets                                        $3,056      $2,706
                                                    ______      ______

Liabilities and shareholders' investment
Current liabilities:
 Loans payable                                      $   60      $   41
 Current maturities of long-term debt                   42          37
 Accounts payable                                      376         322
 Accrued salaries and wages                             85          87
 Accrued product coverage & marketing expenses         152         131
 Income taxes payable                                   30          27
 Other accrued expenses                                308         195
                                                     _____       _____
                                                     1,053         840
                                                     _____       _____
Long-term debt                                         117         155
                                                     _____      ______
Other liabilities                                      703         639
                                                     _____       _____
Shareholders' investment:
 Common stock, $2.50 par value, 43.9 and 43.8
  shares issued                                        110         109
 Additional contributed capital                        926         927
 Retained earnings                                     406         232
 Common stock in treasury,at cost,3.7 & 2.2 shares    (135)        (72)
 Unearned compensation                                ( 51)        (55)
 Cumulative translation adjustments                   ( 73)        (69)
                                                     _____       _____
                                                     1,183       1,072
                                                     _____       _____

Total liabilities & shareholders' investment        $3,056      $2,706
                                                    ______      ______


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Millions)
                   ____________________________________

                                                  1995       1994       1993
                                                 ______     ______     ______
Cash flows from operating activities:
 Net earnings                                    $ 224      $ 253      $ 177
                                                 _____      _____      _____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
  Restructuring charges                            114          -          -
  Depreciation and amortization                    143        128        125
  Early extinguishment of debt                       -          -          6
  Accounts receivable                             ( 91)      ( 37)      ( 59)
  Inventories                                        3       ( 46)         1
  Accounts payable and accrued expenses             99         69          8
  Deferred income taxes                           (100)      (  7)      (  2)
  Other                                             14         16         30
                                                  ____       ____       ____
  Total adjustments                                182        123        109
                                                  ____       ____       ____
 Net cash provided by operating activities         406        376        286
                                                  ____       ____       ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                       (223)      (238)      (174)
  Disposals                                          6          5         12
 Investments in and advances to unconsolidated
  companies                                       (155)      (  8)        10
 Acquisition of new businesses, net of cash
  acquired                                        (  1)      ( 20)         3
                                                  _____      _____      _____
 Net cash used for investing activities           (373)      (261)      (149)
                                                  _____      _____      _____
Net cash flows from operating and investing
 activities                                         33        115        137
                                                  ____       ____       ____
Cash flows from financing activities:
 Proceeds from borrowings                            2          -         57
 Payments on borrowings                           ( 37)      ( 34)      (248)
 Net borrowings under credit agreements             19         17       ( 26)
 Net proceeds from common stock issuances            -          -        125
 Repurchase of common stock                       ( 69)      (  5)         -
 Dividend payments                                ( 40)      ( 26)      ( 15)
 Other                                               4       (  2)      (  7)
                                                  _____      _____      _____
 Net cash used for financing activities           (121)      ( 50)      (114)
                                                  _____      _____      _____

Effect of exchange rate changes on cash              1          5          -
                                                  _____      _____      ____
Net change in cash and cash equivalents           ( 87)        70         23
Cash & cash equivalents at beginning of year       147         77         54
                                                  ____       ____       ____
Cash & cash equivalents at end of year            $ 60       $147       $ 77
                                                  ____       ____       ____
Cash payments during the year for:
 Interest                                         $ 13       $ 19       $ 40
 Income taxes                                       59         43         18

The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
                  (Millions, Except Per Share Amounts)
           __________________________________________________


                                                  1995      1994      1993
                                                 ______    ______    ______

Convertible preference stock, no par value,
 1.0 shares authorized:
 Beginning balance (.2 shares)                   $    -    $  112    $  115
 Converted to common stock or redeemed
  (.2 shares)                                         -      (112)     (  3)
                                                 ______    _______   _______
 Ending balance                                       -         -       112
                                                 ______    ______    ______
Common stock, $2.50 par value, 150.0 shares
 authorized:
 Beginning balance (43.8, 40.6 & 36.5 shares)       109       101        92
 Issued in public offerings (2.6 shares)              -         -         7
 Conversion of preference stock & LYONs
  (2.9 & 1.1 shares)                                  -         7         1
 Other (.1, .3 and .4 shares)                         1         1         1
                                                 ______    ______    ______
 Ending balance (43.9, 43.8 & 40.6 shares)          110       109       101
                                                 ______    ______    ______
Additional contributed capital:
 Beginning balance                                  927       823       654
 Issued in public offerings                           -         -       118
 Conversion of preference stock and LYONs             -       104        48
 Other                                             (  1)        -         3
                                                 _______   ______    ______
 Ending balance                                     926       927       823
                                                 ______    ______    ______
Retained earnings (deficit):
 Beginning balance                                  232         4      (146)
 Net earnings for the year                          224       253       177
 Cash dividends declared:
  Convertible preference stock                        -         -      (  8)
  Common stock                                     ( 40)      (26)     (  7)
 Additional minimum liability for pensions         ( 10)        1      ( 12)
                                                 _______   ______    _______
 Ending balance                                     406       232         4
                                                 ______    ______    ______
Common stock in treasury:
 Beginning balance (2.2, 2.1 & 2.1 shares)         ( 72)      (67)     ( 67)
 Stock repurchased (1.6 and .1 shares)             ( 69)      ( 5)        -
 Stock issued (.1 shares)                             6         -         -
                                                 _______   _______   _______
Ending balance (3.7, 2.2 & 2.1 shares)             (135)      (72)     ( 67)
                                                 _______   _______   _______

Unearned compensation:
 Beginning balance                                 ( 55)      (59)     ( 64)
 Shares allocated to participants                     4         4         5
                                                 _______   _______   _______
 Ending balance                                    ( 51)      (55)     ( 59)
                                                 ______    _______   _______

Cumulative translation adjustments:
 Beginning balance                                 ( 69)      (93)      (83)
 Adjustments                                       (  4)       24       (10)
                                                 _______   _______   _______
 Ending balance                                    ( 73)      (69)      (93)
                                                 ______    ______    ______
Shareholders' investment                         $1,183    $1,072    $  821
                                                 ______    ______    ______

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

Revenue Recognition: The Company recognizes revenues on the sale of its products, net of estimated costs of returns, allowances and sales incentives, when the products are shipped to customers.

Product Coverage Programs: Estimated costs of product coverage programs are charged to earnings at the time the Company sells its products.

Foreign Currency: The Company uses the local currency as the functional currency for its manufacturing operations outside the United States, except those in Brazil and Mexico for which it uses the US dollar. At operations which use the local currency as the functional currency, results are translated into US dollars using average exchange rates for the year, while assets and liabilities are translated into US dollars using year-end exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders' investment. Gains and losses from foreign currency transactions are included in net earnings. At the Company's operations in Brazil and Mexico, cash and certain other monetary assets and liabilities, such as receivables and payables, and revenues and expenses are translated into US dollars using current exchange rates. Inventories and nonmonetary assets, such as fixed assets, are translated into US dollars using historical exchange rates. The resulting translation adjustments and gains and losses from foreign currency transactions are reflected in net earnings.

Technical Investment: Expenditures for research and development of new products, as well as engineering expenditures during early production and ongoing efforts to improve existing products, are charged to earnings as incurred, net of contract reimbursements:

Technical Investment                  1995       1994       1993
____________________                  ____       ____       ____
Research & engineering                $263       $238       $210
Reimbursements                          46         31         29
Other                                   52         43         38
                                      ____       ____       ____
Total                                 $361       $312       $277
                                      ____       ____       ____

Included above in research and engineering were research and development costs approximating $230 in 1995, $200 in 1994 and $160 in 1993.

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
                                            December 31,
Inventories                               1995        1994
___________                               ____        ____
Finished products                         $283        $291
Work-in-process & raw materials            292         277
                                          ____        ____
Inventories at FIFO cost                   575         568
Excess of FIFO over LIFO                   (62)        (54)
                                          ____        ____
Inventories                               $513        $514
                                          ____        ____

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

NOTE 2. RESTRUCTURING CHARGES: Results of operations in 1995 included restructuring charges of $118 ($77 after taxes) for costs to reduce the worldwide work force by approximately 2,000 people through a series of actions, including voluntary and involuntary separations, retirements and plant consolidations. Facility consolidations include closing or restructuring selected operations in Europe, Brazil and North America.

The components of the restructuring charges are as follows:

Work force reductions ............$ 82
Asset write downs.................  32
Other                                4
                                   ___
Total                             $118
                                  ____

Estimated costs for work force reductions were based on amounts pursuant to benefit programs and contractual provisions or statutory requirements at the affected operations. At December 31, 1995, approximately 1,300 employees had separated from the Company as a result of the restructuring actions. In addition to the restructuring charges, the Company expects to incur approximately $25 in 1996, primarily for continuity payments and equipment and employee relocations associated with the facility consolidations and closings.

NOTE 3. OPERATING LEASES: Certain of the Company's manufacturing plants, warehouses and offices are leased facilities. The Company also leases manufacturing and office equipment. Most of these leases require fixed rental payments, expire over the next ten years and can be renewed or replaced with similar leases. Rental expense under these leases in 1995, 1994 and 1993 was $54, $52 and $51, respectively. Future minimum payments for operating leases with original terms of more than one year are $31 in 1996, $26 in 1997, $20 in 1998, $20 in 1999, $22 in 2000 and
$84 thereafter.

NOTE 4. SALE OF RECEIVABLES: The Company has an agreement to sell, without recourse, up to $110 of eligible trade receivables. The amount of receivables outstanding was $110 under this agreement at both December 31, 1995 and 1994. As collections reduce previously sold receivables, new receivables customarily are sold up to the $110 level.

NOTE 5.  INVESTMENTS IN UNCONSOLIDATED COMPANIES:

                                            December 31,
                                          1995         1994
                                          ____         ____
Consolidated Diesel Company               $ 96         $ 33
Kirloskar Cummins Limited                   27           22
Cummins Wartsila                            31            -
Chongqing Cummins                           15            -
Tata Cummins Ltd.                           13            8
Other                                       52           37
                                          ____         ____
Carrying value                            $234         $100
                                          ____         ____

Included above in the Company's carrying value of Consolidated Diesel Company is temporary financing of $50 that will be repaid to Cummins in 1996. Other investments at December 31, 1995 and 1994 included
$23 and $19, respectively, for temporarily owned distributorships. Cummins' sales to these distributorships approximated $20 in 1995, $40 in 1994 and $50 in 1993.

Summary financial information for 50-percent or less owned companies:

Earnings Data                         1995        1994       1993
_____________                        ______      ______     ______
Net sales                            $1,091      $ 914      $ 746
Earnings                                  6         15          3
Cummins' share                            1          6          1

                                                     December 31,
Balance Sheet Data                                 1995        1994
__________________                                 ____        ____
Current assets                                     $330        $199
Noncurrent assets                                   340         186
Current liabilities                                (231)       (146)
Noncurrent liabilities                             ( 63)       ( 42)
                                                   ____        ____
Net assets                                         $376        $197
                                                   ____        ____
Cummins' share                                     $211        $ 81
                                                   ____        ____

NOTE 6.  EARLY EXTINGUISHMENT OF DEBT:

In December 1993, the Company sold 2.6 million shares of its common stock in a public offering and used a portion of the proceeds to redeem $77 in principal amount of outstanding 9-3/4 percent sinking fund debentures. This early extinguishment of debt resulted in an extraordinary charge of $6.

NOTE 7.  LONG-TERM DEBT:
                                                    December 31,
Long-term Debt                                     1995       1994
______________                                     ____       ____
9.74%-10.65% medium-term notes, through 1998       $ 73       $102
8.76% guaranteed notes of ESOP Trust, due 1998       68         70
Other                                                18         20
                                                   ____       ____
Total indebtedness                                  159        192
Less current maturities                              42         37
                                                   ____       ____
Long-term debt                                     $117       $155
                                                   ____       ____

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1995 are $42, $25, $81, $3 and $1. At December 31,
1995 and 1994, the weighted-average interest rate on loans payable and current maturities of long-term debt was 8 percent and 7 percent, respectively.

The Company maintains a $300 revolving credit agreement, under which there were no outstanding borrowings at December 31, 1995 or 1994. The Company also maintains other domestic and international credit lines with approximately $110 available at December 31, 1995.

The Company has guaranteed the outstanding borrowings of its ESOP Trust. The ESOP was established for certain of the Company's salaried employees who participate in the qualified benefit savings plans.
Cash contributions to the ESOP Trust, together with the dividends accumulated on the common stock held by the Trust, are used to pay interest and principal due on the notes. Cash contributions and dividends to the ESOP Trust to fund principal and interest payments approximated $10 in both 1995 and 1994. The Company's compensation expense was $8 in 1995, $9 in 1994 and $10 in 1993. The unearned compensation, which is reflected as a reduction to shareholders' investment, represents the historical cost of the ESOP Trust's shares of common stock that have not yet been allocated to participants.

NOTE 8.  OTHER LIABILITIES:
                                                     December 31,
Other Liabilities                                   1995       1994
_________________                                   ____       ____
Accrued retirement & post-employment benefits       $533       $475
Accrued product coverage & marketing expenses         86         91
Deferred taxes                                        21         21
Accrued compensation                                  21         12
Other                                                 42         40
                                                    ____       ____
Other liabilities                                   $703       $639
                                                    ____       ____

NOTE 9.  INCOME TAXES:

Tax Provision                              1995     1994     1993
_____________                              ____     ____     ____
Current:
 US federal and state                      $ 30     $ 29     $  5
 Foreign                                     23       19       19
                                            ___      ___      ___
                                             53       48       24
                                            ___      ___      ___
Deferred:
 US federal and state                       (93)      (9)     (12)
 Foreign                                    ( 7)       2       10
                                            ____     ____     ____
                                           (100)      (7)     ( 2)
                                            ____    ____     ____
Tax provision (credit)                     $(47)    $ 41     $ 22
                                           _____    ____     ____

Significant components of the Company's net deferred tax assets relate to the following tax effects of differences between financial and tax reporting:
                                                           December 31,
Net Deferred Tax Assets                                   1995       1994
_______________________                                   ____       ____

US accrued employee benefits                              $236       $219
US accrued product coverage & marketing expenses            73         66
Restructuring charges                                       25          -
US plant & equipment                                      (124)      (111)
Other net US differences                                     7         10
UK taxable differences, primarily plant & equipment       (  5)      ( 13)
Other net foreign taxable differences                     (  2)      (  1)
US federal carryforward benefits:
 General business tax credits, expiring 2000 to 2010        58         62
 Minimum tax credits, no expiration                         11          6
Less valuation allowance                                     -       ( 68)
                                                          ____       ____
Net deferred tax assets                                   $279       $170
                                                          ____       ____
Balance Sheet Classification
____________________________
Current assets                                            $164       $ 90
Noncurrent assets                                          136        101
Noncurrent liabilities                                     (21)       (21)
                                                           ___       ____
Net deferred tax assets                                   $279       $170
                                                          ____       ____

During 1995, the valuation allowance maintained against the tax carryforward benefits was released to earnings as a reduction of income tax expense. Assessments of the likelihood of realizing net deferred tax assets take into consideration historical information, expected future income and tax planning strategies. Based upon the most recent assessment, the Company now expects to realize all of its tax assets, including the use of all carryforwards before any expiration. The Company previously had released the valuation allowance to earnings as carryforwards were actually used, leaving unused carryforward benefits offset by the allowance. The reduction in income tax expense resulting from reducing the beginning-of-the-year valuation allowance amounted to $68 in 1995, $32 in 1994 and $34 in 1993.

The Company determined during 1995 that its levels and character of taxable income were sufficient to allow changes to its tax treatment of foreign tax credits and foreign sales corporation benefits for prior years. As a consequence, $35 of foreign taxes paid and previously used as deductions were used as full credits against US federal taxes, increasing their value $23. In addition, foreign sales corporation benefits for prior years were maximized, producing a net tax benefit of $12. These additional tax benefits of $35 related to prior years have been recorded as a reduction to 1995 income tax expense.

Earnings before income taxes and differences between the effective tax rate and US federal income tax rates were:

                                                  1995      1994      1993
                                                  ____      ____      ____
Earnings before income taxes:
  US                                              $135      $181      $111
  International                                     42       113        94
                                                  ____      ____      ____
                                                  $177      $294      $205
                                                  ____      ____      ____

Tax at 35 percent US statutory rate               $ 62      $103      $ 72
Change in US tax rate                                -         -        (4)
Adjustment to beginning-of-year
 valuation allowance                               (68)      (32)      (34)
Modification of foreign tax credit
 and foreign sales corporation benefits
 of prior years                                    (35)        -         -
Research tax credits                               ( 6)      ( 9)      ( 8)
Current-year foreign sales corporation benefits    ( 5)        -         -
Differences in rates and taxability of foreign
 subsidiaries                                        -       (18)        1
All other, net                                       5       ( 3)      ( 5)
                                                  ____      ____      ____
Tax provision (credit)                            $(47)     $ 41      $ 22
                                                  ____      ____      ____

NOTE 10. RETIREMENT PLANS: The Company has several contributory and noncontributory pension plans covering substantially all employees. Benefits for salaried plans generally are based upon compensation during the three to five years preceding retirement. Under the hourly plans, benefits generally are based upon various monthly amounts for each year of service. The Company has a non-qualified excess benefit plan that provides certain employees with defined retirement benefits in excess of qualified plan limits imposed by US tax law. In addition, the Company has a supplementary life insurance plan that provides officers and other key employees with term life protection during their active employment and supplemental benefits upon retirement.

                           December 31, 1995            December 31, 1994
                       __________________________   __________________________
                       Over-    Under-              Over-    Under-
Funded Status          funded   funded   Combined   funded   funded   Combined
_____________          ______   ______   ________   ______   ______   ________
Benefit obligation:
 Vested                $(600)   $(539)   $(1,139)   $(397)   $(544)   $(  941)
 Accumulated           $(674)   $(658)   $(1,332)   $(459)   $(642)   $(1,101)
 Projected             $(779)   $(688)   $(1,467)   $(533)   $(693)   $(1,226)
Plan assets              863      504      1,367      623      562      1,185
                       _____    ______   ________   _____    ______   ________
Funded status             84     (184)    (  100)      90     (131)    (   41)
Unrecognized:
 Experience (gain)
  loss                  ( 30)       4     (   26)    ( 33)    ( 35)    (   68)
 Prior service cost       21       85        106       12      105        117
 Transition asset       ( 19)    ( 10)    (   29)    ( 21)    ( 18)    (   39)
Additional liability       -     ( 63)    (   63)       -     ( 32)    (   32)
                       _____    ______   ________   _____    ______   ________
Accrued asset
 (liability)           $  56    $(168)   $ ( 112)  $   48    $(111)   $(   63)
                       _____    ______   ________  ______    ______   ________

In 1995, the projected benefit obligation was determined using weighted-average discount rates of 7 percent for the US plans and 8.5 percent for the international plans and, in 1994, rates of 8.25 percent and 8.5 percent, respectively. The assumed long-term rates of compensation increase for salaried plans approximated expected inflation. The long-term rates of return on assets were assumed to be 10 percent in 1995 and 8.5 percent in 1994 for US plans and 9.25 percent in 1995 and 8.75 percent in 1994 for the international plans.

It is the Company's policy to make contributions to these plans sufficient to meet the funding requirements of applicable laws and regulations, plus such additional amounts as deemed to be appropriate. Plan assets consist principally of equity securities and corporate and fixed-income Government obligations.

Pension Cost                         1995       1994       1993
____________                         ____       ____       ____
Service cost                         $ 40       $ 42       $ 32
Interest cost                          99         89         83
Asset return:
 Actual                              (214)       (26)      (203)
 Deferred                             110        (79)       100
Transition asset amortization        (  9)       ( 9)      (  9)
Other                                  14         12          3
                                     ____       ____       ____
Pension cost                         $ 40       $ 29       $  6
                                     ____       _____      ____

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

Health Care Cost              1995      1994      1993
________________              ____      ____      ____
Service cost                  $  8      $ 10      $  6
Interest cost                   38        33        30
Other                            7        10        (1)
                              ____      ____      ____
Total                         $ 53      $ 53      $ 35
                              ____      ____      ____

                                               December 31,
Accrued Liability                            1995        1994
_________________                            ____        ____
Accumulated benefit obligation for:
 Retirees                                    $238        $226
 Employees eligible to retire                 125          92
 Others                                       163         148
Unrecognized:
 Prior service cost                           (10)        (17)
 Net experience loss                          (40)        ( 6)
                                             ____        ____
Accrued liability                            $476        $443
                                             ____        ____

The weighted-average discount rate used to determine the accumulated benefit obligation was 7 percent in 1995 and 8.25 percent in 1994.
The trend rate for medical benefits provided prior to Medicare eligibility is 11 percent, grading down to an ultimate rate of 4.75 percent by 2008. For benefits provided after Medicare eligibility, the trend rate is 6.25 percent, grading down to an ultimate rate of
4.75 percent by 1999. The health care cost trend rate assumption could have a significant effect on the determination of the obligation. For example, increasing the rate by one percent would increase the accumulated benefit obligation by $31 and net cost by $3.

NOTE 11. PREFERENCE STOCK REDEMPTION: In 1994, the Company called for redemption, at a price of $51.05 per depositary share, plus accrued dividends, of all its outstanding Convertible Exchangeable Preference Stock, which had a face value of $112. Holders of the stock elected to convert their shares into 2.9 million shares of common stock.

NOTE 12. COMMON STOCK REPURCHASE PROGRAM: In 1994, the Board of Directors authorized repurchase by the Company of up to 2.5 million shares of its common stock. During 1995, the Company repurchased on the open market 1.6 million shares at an aggregate purchase price of $69, or average price of $43.57 per share. In 1994, the Company repurchased on the open market .1 million shares at an aggregate purchase price of $5, or average price of $42.47 per share. All of the acquired shares are held as common stock in treasury.

NOTE 13. EMPLOYEE STOCK PLANS: Under the Company's stock incentive and option plans, officers and other eligible employees may be awarded stock options, stock appreciation rights and restricted stock. Under the provisions of the stock incentive plan, up to one percent of the Company's outstanding shares of common stock at the end of the preceding year is available for issuance under the plan each year. At December 31, 1995, there were 408,109 shares of common stock available for grant and 451,500 options exercisable under the plans.

                                   Number of
Options                             Shares      Option Price per Share
________                           _________    ______________________

December 31, 1993                    525,070       $15.94 to $52.56
 Granted                             349,927       $36.81 to $53.25
 Exercised                          ( 10,200)      $20.72 to $37.41
                                   _________
December 31, 1994                    864,797       $15.94 to $53.25
 Granted                             360,625       $34.94 to $46.13
 Exercised                           (22,520)      $15.94 to $42.06
 Cancelled                           (19,627)      $21.94 to $52.56
                                   _________

December 31, 1995                  1,183,275       $15.94 to $53.25
                                   _________

In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-based Compensation", which is effective in 1996.
This statement encourages, but does not require, a fair-value based method of accounting for stock options. The Company does not expect to change its method of accounting for stock options.

NOTE 14. SHAREHOLDERS' RIGHTS PLAN: The Company has a Shareholders' Rights Plan which it first adopted in 1986. The Rights Plan provides that each share of the Company's common stock has associated with it a stock purchase right. The Rights Plan becomes operative when a person or entity acquires 15 percent of the Company's common stock or commences a tender offer to purchase 20 percent or more of the Company's common stock without the approval of the Board of Directors. In the event a person or entity acquires 15 percent of the Company's common stock, each right, except for the acquiring person's rights, can be exercised to purchase $400 worth of common stock for $200. In addition, for a period of 10 days after such acquisition, the Board of Directors can exchange such right for a new right which permits the holders to purchase one share of the Company's common stock for $1 per share. If a person or entity commences a tender offer to purchase 20 percent or more of the Company's common stock, unless the Board of Directors redeems the rights within 10 days of the event, each right can be exercised to purchase one share for $200. The plan also allows holders of the rights to purchase shares of the acquiring person's stock at a discount if the Company is acquired or 50 percent of the assets or earnings power of the Company is transferred to an acquiring person.

NOTE 15. SEGMENTS OF THE BUSINESS: The Company operates in a single industry segment -- designing, manufacturing and marketing diesel engines and related products. The Company's key markets for diesel engines are heavy-duty and midrange trucks, power generation, bus and light commercial vehicles, industrial products and marine. Manufacturing, marketing and technical operations are maintained in major areas of the world. Summary financial information is listed below for each geographic area. Earnings (loss) for each area may not be a meaningful representation of each area's contribution to consolidated operating results because of significant sales of products between and among the Company's various domestic and international operations.

                                                    All    Corporate
                                    US     Europe   Other    Items    Combined
                                   _____   ______   _____  _________  ________
1995
____
Net sales:
 To customers in the area          $3010   $ 772    $524    $   -     $4306
 To customers outside the area       587     342      10        -       939
 Intergeographic transfers           367     186     126     (679)        -
                                   _____   _____    ____    ______    _____
 Total                             $3964   $1300    $660    $(679)    $5245
Earnings (loss) before
 income taxes                      $ 178   $ 113    $ 24    $(138)    $ 177
Identifiable assets                $1853   $ 598    $483    $ 122     $3056


1994
____
Net sales:
 To customers in the area          $2708   $ 657    $538    $  -      $3903
 To customers outside the area       594     234       6       -        834
 Intergeographic transfers           410     159     114    (683)         -
                                   _____   _____   _____    _____     _____
 Total                             $3712   $1050    $658   $(683)     $4737
Earnings (loss) before
 income taxes                      $ 177   $  87    $ 44   $( 14)     $ 294
Identifiable assets                $1618   $ 499    $412   $ 177      $2706

1993
____
Net sales:
 To customers in the area          $2374   $ 590    $439   $   -      $3403
 To customers outside the area       589     251       5       -        845
 Intergeographic transfers           317     149      84    (550)         -
                                   _____   _____    ____   ______     _____
 Total                             $3280   $ 990    $528   $(550)     $4248
Earnings (loss) before
 income taxes                      $ 140   $  89    $ 19   $( 43)     $ 205
Identifiable assets                $1487   $ 407    $340   $ 157      $2391

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

Net sales by marketing territory:

Net Sales                              1995        1994        1993
_________                             ______      ______      ______
United States                         $3,018      $2,712      $2,389
Europe                                   783         671         600
Asia, Far East & Australia               723         626         559
Canada                                   384         330         257
Mexico & South America                   233         318         330
Africa & Middle East                     104          80         113
                                      ______      ______      ______
Net sales                             $5,245      $4,737      $4,248
                                      ______      ______      ______

NOTE 16. GUARANTEES, COMMITMENTS AND OTHER CONTINGENCIES: At December 31, 1995, loans, leases and accounts receivable that have been sold with recourse amounted to $25. Commitments under outstanding letters of credit, guarantees and contingencies approximated $170. Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total indebtedness of $219 at December 31, 1995 approximated $240. The carrying values of all other receivables and liabilities approximated fair values at December 31, 1995.

The Company enters into forward exchange contracts to hedge the effects of fluctuating currency rates on certain assets and liabilities, such as accounts receivable and payable, that are denominated in other than the functional currencies of entities. The contracts typically provide for the exchange of different currencies at specified future dates and rates. The gain or loss due to the difference between the forward exchange rates of the contracts and current rates offsets in whole or in part the loss or gain on the assets or liabilities being hedged. The Company had $84 of contracts outstanding at December 31, 1995, which mature in 1996 and are denominated in a variety of foreign currencies where the Company does business.

Commodity swap contracts at December 31, 1995 amounted to $39 and have the effect of fixing the Company's cost of certain future material purchases. These contracts mature through 1998. Gains or losses on the contracts are reflected in earnings concurrently with the hedged items. No significant concentration of credit or market risk exists for the Company.

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

NOTE 17.  QUARTERLY FINANCIAL DATA (unaudited):

                          First     Second      Third    Fourth      Full
1995                     Quarter    Quarter    Quarter   Quarter     Year
____                     _______    _______    _______   _______     ______
Net sales                $1,334     $1,361     $1,219    $1,331      $5,245
Gross profit                343        340        277       311       1,271
Net earnings                 67         69         46        42         224
Primary and fully
 diluted earnings
 per share               $ 1.63     $ 1.69     $ 1.14    $ 1.05      $ 5.52

1994
____
Net sales                $1,099     $1,205     $1,156    $1,277      $4,737
Gross profit                271        297        295       323       1,186
Net earnings                 55         66         62        70         253
Primary and fully
 diluted earnings
 per share               $ 1.35     $ 1.58     $ 1.48    $ 1.68      $ 6.11



Included in net earnings in the fourth quarter of 1995 was a restructuring charge of $116 ($76 after taxes). There also was a tax credit of $68. Net earnings for 1995 included restructuring charges of $118 ($77 after taxes.)

                              SIGNATURES
                              __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS ENGINE COMPANY, INC.



By      /s/Kiran M. Patel                 By     /s/John McLachlan
       __________________                        _________________
       Kiran M. Patel                            John McLachlan
       Vice President and Chief                  Vice President -
       Financial Officer                         Corporate Controller
       (Principal Financial                      (Principal Accounting
        Officer)                                  Officer)


Date:  March 4, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                 Title                                  Date
__________                 _____                                  ____


                           Director & Chairman of the Board       3/2/96
       *                   of Directors & Chief Executive
_____________________      Officer (Principal Executive Officer)
(James A. Henderson)

       *                   Director and President & Chief         3/2/96
_____________________      Operating Officer
(Theodore M. Solso)

       *                                                          3/2/96
_____________________      Director
(Harold Brown)

       *
_____________________      Director                               3/2/96
(K. R. Dabrowski)

       *
_____________________      Director                               3/2/96

(Robert J. Darnall)

       *
_____________________      Director                               3/2/96
(W. Y. Elisha)

       *
_____________________      Director                               3/2/96
(Hanna H. Gray)

       *
_____________________      Director                               3/2/96
(D. G. Mead)

       *
_____________________      Director                               3/2/96
(J. Irwin Miller)

       *
_____________________      Director                               3/2/96
(William I. Miller)

       *
_____________________      Director                               3/2/96
(Donald S. Perkins)

       *
________________________   Director                               3/2/96
(William  D. Ruckelshaus)

       *
_____________________      Director                               3/2/96
(H. B. Schacht)

       *
_____________________      Director                               3/2/96
(F. A. Thomas)

       *
_____________________      Director                               3/2/96
(J. Lawrence Wilson)





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

4(a) Amended and Restated Credit Agreement (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

4(b) Rights Agreement, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989, by reference to Form 8-K, dated July 26, 1990, by reference to Form 8, dated November 6, 1990, by reference to Form 8-A12B/A, dated November 1, 1993, and by reference to Form 8-A12B/A, dated January 12, 1994).

10(a)   Target Bonus Plan (incorporated by reference to Quarterly
        Report on Form 10-Q for the quarter ended July 3, 1994).

10(b)   Deferred Compensation Plan (incorporated by reference to
        Annual Report on Form 10-K for the year ended December 31,
        1994).

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

10(e) Financial Counseling Program, (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended
        July 3, 1994).

10(f) 1986 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1986).

10(g) Deferred Compensation Plan for Non-Employee Directors, as amended, effective as of April 15, 1994 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

10(h) Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

10(i) Excess Benefit Retirement Plan, (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2,
        1994).

10(j) Restated Sponsors Agreement between Case Corporation and Cummins Engine Company, Inc., dated December 7, 1990, together with the Restated Partnership Agreement between Case Engine Holding Company, Inc., and Cummins Engine Holding Company, Inc., dated December 7, 1990 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31,
        1990).

10(k) Retirement Plan for Non-Employee Directors of Cummins Engine Company, Inc., effective September 1989 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1995).

10(l)   Stock Unit Appreciation Plan effective October 1990
        (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1995).

10(m) Investment Agreement between Ford Motor Company and Cummins Engine Company, Inc., dated July 16, 1990 (incorporated by reference to Form 8-K, dated July 26, 1990).

10(n) Investment Agreement between Tenneco Inc., and Cummins Engine Company, Inc., dated July 16, 1990 (incorporated by reference to Form 8-K, dated July 26, 1990).

10(o) Investment Agreement between Kubota Corporation and Cummins Engine Company, Inc., dated July 16, 1990 (incorporated by reference to Form 8-K, dated July 26, 1990).

10(p)   Three Year Performance Plan effective December 1992
        (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1995).

10(q) Consulting arrangement with Harold Brown (incorporated by reference to the description thereof provided in the Company's definitive Proxy Statement).

10(r) Consulting arrangement with Henry B. Schacht (incorporated by reference to the description thereof provided in the Company's definitive Proxy Statement).

10(s)   1992 Stock Incentive Plan (filed herewith).

10(t) Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 3, 1994).

10(u)  Executive Retention Plan (filed herewith).

10(v) Performance Share Plan, as amended January 1989 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1995).

10(w)  Senior Executive Bonus Plan (incorporated by reference to
       Quarterly Report on Form 10-Q for the quarter ended April 2,
       1995).

10(x) Senior Executive Three Year Performance Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1995).

11 Schedule of Computation of Per Share Earnings for each of the Three Years Ended December 31, 1995 (filed herewith).

21     Subsidiaries of the Registrant (filed herewith).

23     Consent of Arthur Andersen LLP (filed herewith).

24     Powers of Attorney (filed herewith).

27     Financial Data Schedule (filed herewith).