Form 10-Q
period 1996-03-31
CUMMINS ENGINE CO INC
filed 1996-04-30
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended March 31, 1996      Commission File Number 1-4949
                      ______________                             ______

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

     As of March 31, 1996, the number of shares outstanding of the registrant's only class of common stock was 40.1 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the First           3
         Quarter Ended March 31, 1996 and April 2, 1995

         Consolidated Statement of Financial Position at            4
         March 31, 1996 and December 31, 1995

         Consolidated Statement of Cash Flows for the First         5
         Quarter Ended March 31, 1996 and April 2, 1995

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         7
         Operations, Cash Flows and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 1.  Legal Proceedings                                         11

Item 4.  Submission of Matters to a Vote of Security Holders       11

Item 6.  Exhibits and Reports on Form 8-K                          12

         Index to Exhibits                                         13

                     CUMMINS ENGINE COMPANY, INC.
                  CONSOLIDATED STATEMENT OF EARNINGS
                                Unaudited
                  __________________________________


                                                      First Quarter Ended
Millions, Except per Share Amounts                   3/31/96        4/2/95
__________________________________                   _______        ______

Net sales                                            $1,316         $1,334
Cost of goods sold                                    1,000            991
                                                     ______         ______

Gross profit                                            316            343
Selling & administrative expenses                       180            183
Research & engineering expenses                          62             66
Interest expense                                          4              4
Expense (income) from joint ventures & alliances          2             (1)
Other (income) expense, net                              (3)             4
                                                     ______         ______
Earnings before income taxes                             71             87
Provision for income taxes                               22             20
                                                     ______         ______
Net earnings                                         $   49         $   67
                                                     ______         ______
                                                     ______         ______

Earnings per share                                   $ 1.21         $ 1.63
Cash dividends declared per share                       .25            .25

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
               ____________________________________________



Millions, Except per Share Amounts                     3/31/96     12/31/95
__________________________________                     _______     ________

Assets
Current assets:
  Cash and cash equivalents                            $  153       $   60
  Receivables                                             602          597
  Inventories                                             542          513
  Other current assets                                    219          218
                                                       ______       ______
                                                        1,516        1,388
Investments and other assets                              288          326
Property, plant & equipment less accumulated
 depreciation of $1,327                                 1,134        1,148
Intangibles, deferred taxes & deferred charges            198          194
                                                       ______       ______
Total assets                                           $3,136       $3,056
                                                       ______       ______
                                                       ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                        $   29       $   60
  Current maturities of long-term debt                     38           42
  Accounts payable                                        379          376
  Other current liabilities                               548          575
                                                       ______       ______
                                                          994        1,053
                                                       ______       ______
Long-term debt                                            222          117
                                                       ______       ______
Other liabilities                                         710          703
                                                       ______       ______
Shareholders' investment:
 Common stock, $2.50 par value, 43.9 shares issued        110          110
 Additional contributed capital                           926          926
 Retained earnings                                        444          406
 Common stock in treasury, at cost, 3.8 & 3.7 shares     (139)        (135)
 Unearned ESOP compensation                              ( 46)         (51)
 Cumulative translation adjustments                      ( 85)         (73)
                                                       ______       ______
                                                        1,210        1,183
                                                       ______       ______
Total liabilities & shareholders' investment           $3,136       $3,056
                                                       ______       ______
                                                       ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              Unaudited
                   ____________________________________

                                                      First Quarter Ended
Millions                                              3/31/96        4/2/95
________                                              _______        ______

Cash flows from operating activities:
 Net earnings                                         $  49          $  67
                                                      _____          _____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Payments on restructuring actions                    (18)             -
   Depreciation and amortization                         38             35
   Accounts receivable                                  (13)          (105)
   Inventories                                          (35)           (32)
   Accounts payable and accrued expenses                ( 3)            60
   Income taxes payable                                  13              4
   Other                                                ( 6)             9
                                                      ______         ______
   Total adjustments                                   ( 24)           (29)
                                                      _____          _____
 Net cash provided by operating activities               25             38
                                                      _____          _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                            ( 36)           (32)
  Disposals                                               2              1
 Investments in and advances from (to) joint
  ventures and alliances                                 26            ( 4)
 Disposition of business activities                       6              -
 Other                                                   14            ( 1)
                                                      _____           _____
 Net cash provided from (used in) investing
  activities                                             12            (36)
                                                      _____          ______
Net cash flows from operating & investing
 activities                                              37              2
                                                      _____          _____
Cash flows from financing activities:
 Proceeds from borrowings                               109              -
 Payments on borrowings                                (  7)           ( 2)
 Net borrowings under credit agreements                ( 30)           ( 2)
 Payments of dividends                                 ( 10)           (10)
 Repurchases of common stock                           (  4)           (37)
 Other                                                 (  1)           ( 4)
                                                      ______         ______
 Net cash provided from (used for)
  financing activities                                   57            (55)
                                                      ______         ______
Effect of exchange rate changes on cash                  (1)             1
                                                      _____          ______
Net change in cash and cash equivalents                  93            (52)
Cash & cash equivalents at beginning of the year         60            147
                                                      _____          _____
Cash & cash equivalents at the end of the quarter     $ 153          $  95
                                                      _____          _____
                                                      _____          _____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited
             ______________________________________________



Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended March 31, 1996 and April 2, 1995 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

Note 2. Income Taxes: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. In the first quarter of 1995, the Company recognized approximately $11 million related to a reduction in its valuation allowance for tax benefit carryforwards.

Note 3. Common Stock Repurchase Program: In October 1994, the Board of Directors authorized repurchase by the Company of up to 2,500,000 shares of its common stock. During the first quarter of 1996, the Company repurchased on the open market 96,100 shares at an aggregate purchase price of $4 million, or average price of $40.75 per share.
The Company repurchased 1,575,400 shares at an aggregate purchase price of $69 million, or average price of $43.57 per share in 1995 and 103,100 shares at an aggregate purchase price of $4 million, or average price of $42.47 per share, in 1994.

Note 4. Earnings per Share: Earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares, which includes the exercise of certain stock options granted to employees, was 40.3 million in the first quarter of 1996 and
41.3 million in the first quarter of 1995.

                       CUMMINS ENGINE COMPANY, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                    CASH FLOWS AND FINANCIAL CONDITION
      _____________________________________________________________



OVERVIEW
________

Sales of $1.32 billion in the first quarter of 1996 were essentially level with net sales in the first quarter of 1995. Sales in the first quarter of 1996 reflected lower demand for heavy-duty truck engines, particularly in North America, that was offset by strong demand for the Company's midrange engines. The Company expects a further softening in the heavy-duty truck market in the second half of 1996 but anticipates that sales in other markets will help offset the decline in heavy-duty engines. Shipments by engine family for the comparative periods were:

                                                    First Quarter
Engine Shipments                                   1996       1995
________________                                  ______     ______

Midrange engines                                  62,600     58,100
Heavy-duty engines                                24,600     28,500
High-horsepower engines                            2,000      2,300
                                                  ______     ______
Total                                             89,200     88,900
                                                  ______     ______
                                                  ______     ______

Net earnings were $49 million, or $1.21 per share, in the first quarter of 1996, compared to $67 million, or $1.63 per share, in the first quarter of 1995.

RESULTS OF OPERATIONS
_____________________

The percentage relationships between net sales and other elements of the Company's Consolidated Statement of Earnings for the comparative reporting periods were:

                                                      First Quarter
Percent of Net Sales                                  1996     1995
____________________                                  _____    _____

Net sales                                             100.0    100.0
Cost of goods sold                                     76.0     74.3
                                                      _____    _____
Gross profit                                           24.0     25.7
Selling and administrative expenses                    13.7     13.7
Research and engineering expenses                       4.7      4.9
Interest expense                                         .3       .3
Expense (income) from joint ventures & alliances         .1      (.1)
Other (income) expense, net                             (.2)      .4
                                                      _____    _____
Earnings before income taxes                            5.4      6.5
Provision for income taxes                              1.7      1.5
                                                      _____    _____
Net earnings                                            3.7      5.0
                                                      _____    _____
                                                      _____    _____

     Net Sales
     _________

Sales for each of the Company's markets for the comparative reporting periods were:

                                 First Quarter 1996    First Quarter 1995
                                  Dollars   Percent     Dollars   Percent
                                  _______   _______     _______   _______

Heavy-duty truck                     346       26          396       30
Midrange truck                       163       12          144       11
Power generation                     260       20          277       21
Bus & light commercial vehicles      202       15          183       13
Industrial products                  174       13          169       13
Marine                                32        3           21        1
Fleetguard and Holset                139       11          144       11
                                   _____      ___        _____      ___
Net sales                          1,316      100        1,334      100
                                   _____      ___        _____      ___
                                   _____      ___        _____      ___

First-quarter 1996 sales of $346 million to the heavy-duty truck market were 13 percent lower than the first quarter of 1995, due to the reduced market size in North America.

Midrange truck engine sales of $163 million in the first quarter of 1996 were 13 percent higher than the first quarter of 1995 due to shipments for North American markets. International markets were essentially level with the first quarter of 1995.

In the first quarter of 1996, power generation sales of $260 million were 6 percent lower than the first quarter of 1995. Both recreational vehicle and alternator markets were strong in the first quarter of 1996, while sales of generator sets to industrial and power generation markets declined.

In the bus and light commercial vehicles market, sales of $202 million in the first quarter of 1996 were 10 percent higher than the first quarter of 1995. The increase in sales in the first quarter of 1996 was due to higher shipments to Chrysler, which are expected to exceed the 1995 record. In the first quarter of 1996, engine shipments for bus markets were essentially level with the first quarter of 1995.

Sales of $174 million to industrial markets in the first quarter of 1996 were 3 percent higher than first-quarter 1995, reflecting strong sales for construction equipment in North America. International sales in the first quarter of 1996 were essentially flat compared to the first quarter of 1995.

In the first quarter of 1996, sales of filtration products and turbochargers were $139 million, 3 percent lower than the first quarter of 1995 due primarily to the softer demand in North American heavy-duty markets.

     Gross Profit
     ____________

The Company's gross profit percentage in the first quarter of 1996 was
24.0 percent of net sales compared to 25.7 percent in the first quarter of 1995. The reduction in gross margin in the first quarter of 1996 was due to several factors, the most significant of which was the decline in heavy-duty engine production that resulted in lower fixed cost absorption. Gross margin also was affected by expenses associated with the restructuring actions announced in the fourth quarter of 1995 and material cost increases. Depreciation expense in the first quarter of 1996 was $3 million higher than first-quarter 1995, reflecting capital spending levels during the last two years to fund new products and fuel systems. Product coverage expense was 2.5 percent of sales in both first-quarter periods.

     Operating Expenses
     __________________

Selling and administrative expenses of $180 million in the first quarter of 1996 were 13.7 percent of net sales, level with the first quarter of 1995 as a percent of net sales. Expenditures associated with the restructuring actions to relocate and consolidate operations in the first quarter of 1996 offset a decrease in salaries and wages as a result of employee separations.

Research and engineering expenses were $62 million in the first quarter of 1996, compared to $66 million in the first quarter of 1995. The lower level of expenditures was primarily due to timing but also reflected a reduction in the number of employees and lower costs.

Expense of $2 million from joint ventures and alliances primarily was associated with product development and start-up costs of the joint venture with Wartsila. The Company entered this joint venture in the second quarter of 1995.

     Interest and Other Income and Expense
     _____________________________________

Interest expense of $4 million in the first quarter of 1996 was level with the first quarter of 1995. Other income and expense includes a variety of items, such as foreign currency exchange gains and losses, royalty and technical fees, interest income, and gains and losses associated with fixed asset dispositions. In the first quarter of 1996, income of $3 million was due to technical fee income and proceeds from the sale of excess property.

     Provision For Income Taxes
     __________________________

Income tax expense is based upon the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. The estimated effective tax rate for 1996 is 31.5 percent. In the first quarter of 1995, the Company recognized approximately $11 million related to a reduction in its valuation allowance for tax benefit carryforwards.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

Dollars in Millions                                       1996     1995
___________________                                       ____     ____

Net cash provided by operating activities                 $25     $ 38
Net cash provided from (used in) investing activities      12      (36)
                                                          ___      ____
Net cash flows from operating and investing
 activities                                                37        2
Net cash provided from (used for) financing
 activities                                                57      (55)
Effect of exchange rate changes on cash                    (1)       1
                                                          ___      ____
Net change in cash and cash equivalents                   $93     $(52)
                                                          ___     _____
                                                          ___     _____

Cash increased $93 million in the first quarter of 1996 to $153 million. Capital expenditures of $36 million in the first quarter of 1996 were slightly higher than the first quarter of 1995. The Company expects a significant increase in these expenditures during the remainder of 1996. Net cash from joint ventures and alliances of $26 million in the first quarter of 1996 included $39 million from Consolidated Diesel Company for repayment of a temporary advance.

Total indebtedness (including the guaranteed notes of the ESOP Trust) was $289 million at the end of the first quarter of 1996, compared to $219 million at December 31, 1995. The Company's debt-to-capital ratio was 19 percent at March 31, 1996 and 16 percent at December 31, 1995.


                        PART II.  OTHER INFORMATION
                        ___________________________

Item 1.  Legal Proceedings
__________________________

On April 18, 1996, the United States District Court for the Southern District of Indiana entered an order preliminarily approving the settlement of Warkel v. Cummins Engine Company, et al., and setting a schedule for the procedural steps leading to a decision by the Court on final approval.

Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

The Company held its annual meeting of security holders on April 9, 1996 at which security holders: (a) elected 14 directors of the Company for the ensuing year and (b) ratified the appointment of Arthur Andersen LLP as auditors for the year 1996.

Results of the voting in connection with each of the items were as follows:

Voting on Directors:
____________________
                                    For                 Withheld
                                 __________             ________

H. Brown                         34,258,919             1,861,626
K. R. Dabrowski                  34,431,230             1,689,315
R. Darnall                       34,467,220             1,653,325
W. Y. Elisha                     34,462,725             1,657,820
H. H. Gray                       34,438,600             1,681,945
J. A. Henderson                  34,451,723             1,668,822
J. I. Miller                     34,455,772             1,664,773
W. I. Miller                     34,459,804             1,660,741
D. S. Perkins                    34,458,426             1,662,119
W. D. Ruckelshaus                34,449,938             1,670,607
H. B. Schacht                    34,283,196             1,837,349
T. M. Solso                      34,441,938             1,678,607
F. A. Thomas                     34,459,103             1,661,442
J. L. Wilson                     34,466,625             1,653,920

Ratify Appointment of Auditors:
_______________________________

                     For               Against           Abstain
                  __________           _______           _______
                  34,900,594           131,419            88,532

With regard to the election of directors, votes were cast in favor of or withheld from each nominee; votes that were withheld were excluded entirely from the vote and had no effect. Abstentions on the ratification of the appointment of Arthur Andersen LLP were counted as present for purposes of determining the existence of a quorum. Under the rules of the New York Stock Exchange, brokers who held shares in street names had the authority to vote on certain items when they did not receive instructions from beneficial owners. Brokers that did not receive instructions were entitled to vote on the election of directors. Under applicable Indiana law, a broker non-vote had no effect on the outcome of the election of directors.


Item 6.  Exhibits and Reports on Form 8-K:
__________________________________________

(a) See the Index to Exhibits on Page 13 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the first quarter of 1996.



                            SIGNATURES
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/John McLachlan                               April 29, 1996
     _________________
     John McLachlan
     Vice President - Corporate Controller
     (Chief Accounting Officer)

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________



11 Schedule of Computation of Per Share Earnings for the First Quarter ended March 31, 1996 and
          April 2, 1995 (filed herewith)

27        Financial Data Schedule (filed herewith)