Form 10-Q
period 1996-06-30
CUMMINS ENGINE CO INC
filed 1996-07-25
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended June 30, 1996       Commission File Number 1-4949
                      _____________                              ______

             Indiana                              35-0257090
             _______                              __________
(State or Other Jurisdiction of        (IRS Employer Identification No.)
 Incorporation or Organization)


500 Jackson Street, Box 3005,
_____________________________
     Columbus, Indiana                            47202-3005
     _________________                            __________
(Address of Principal Executive Offices)          (Zip Code)


                                812-377-5000
                                ____________
                       (Registrant's Telephone Number)



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

     As of June 30, 1996, the number of shares outstanding of the registrant's only class of common stock was 39.7 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Second          3
         Quarter and First Half Ended June 30, 1996 and
         July 2, 1995

         Consolidated Statement of Financial Position at            4
         June 30, 1996 and December 31, 1995

         Consolidated Statement of Cash Flows for the First         5
         Half Ended June 30, 1996 and July 2, 1995

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         7
         Operations and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 1.  Legal Proceedings                                         12

Item 5.  Other Information                                         12

Item 6.  Exhibits and Reports on Form 8-K                          12

         Index to Exhibits                                         13

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                   FOR THE SECOND QUARTER AND FIRST HALF
                   ENDED JUNE 30, 1996 AND JULY 2, 1995
                                Unaudited
                   _____________________________________



                                        Second Quarter        First Half
                                       ________________    ________________
Millions, Except per Share Amounts      1996      1995      1996      1995
__________________________________     ______    ______    ______    ______

Net sales                              $1,316    $1,361    $2,632    $2,695
Cost of goods sold                      1,016     1,021     2,016     2,012
                                       ______    ______    ______    ______
Gross profit                              300       340       616       683
Selling & administrative expenses         180       181       360       364
Research & engineering expenses            66        67       128       133
Expense (income) from joint ventures
 and alliances                              3        (1)        5        (2)
Interest expense                            4         3         8         7
Other (income) expense, net               (15)        -       (18)        4
                                       _______   ______    ______    ______
Earnings before income taxes               62        90       133       177
Provision for income taxes                 18        21        40        41
                                       ______    ______    ______    ______
Net earnings                           $   44    $   69    $   93    $  136
                                       ______    ______    ______    ______
                                       ______    ______    ______    ______

Earnings per share                     $ 1.10    $ 1.69    $ 2.31    $ 3.32
Cash dividends declared per share         .25       .25       .50       .50

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
               ____________________________________________

Millions, Except per Share Amounts                   6/30/96     12/31/95
__________________________________                   _______     ________

Assets
Current assets:
  Cash and cash equivalents                          $  169       $   60
  Receivables                                           699          597
  Inventories                                           575          513
  Other current assets                                  214          218
                                                     ______       ______
                                                      1,657        1,388
Investments and other assets                            272          326
Property, plant & equipment less accumulated
 depreciation of $1,347 and $1,327                    1,138        1,148
Intangibles, deferred taxes and deferred charges        203          194
                                                     ______        _____
Total assets                                         $3,270       $3,056
                                                     ______       ______
                                                     ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                      $   16       $   60
  Current maturities of long-term debt                   49           42
  Accounts payable                                      414          376
  Other current liabilities                             566          575
                                                     ______       ______
                                                      1,045        1,053
                                                     ______       ______
Long-term debt                                          262          117
                                                     ______       ______
Other liabilities                                       736          703
                                                     ______       ______
Shareholders' investment:
 Common stock, $2.50 par value, 43.9 shares issued      110          110
 Additional contributed capital                         925          926
 Retained earnings                                      478          406
 Common stock in treasury, at cost, 4.2 and 3.7
  shares                                               (157)        (135)
 Unearned compensation                                 ( 46)         (51)
 Cumulative translation adjustments                    ( 83)         (73)
                                                     ______       ______
                                                      1,227        1,183
                                                     ______       ______
Total liabilities and shareholders' investment       $3,270       $3,056
                                                     ______       ______
                                                     ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               Unaudited
                   ____________________________________


                                                    First Half Ended
                                                  _____________________
Millions                                          6/30/96        7/2/95
________                                          _______        ______

Cash flows from operating activities:
 Net earnings                                      $ 93           $136
                                                   ____           ____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                     76             70
   Restructuring actions                           ( 23)             -
   Accounts receivable                             (111)          (110)
   Inventories                                     ( 64)          ( 60)
   Accounts payable and accrued expenses             62            101
   Income taxes payable                              21              8
   Other                                            ( 2)            19
                                                   ____           ____
   Total adjustments                                (41)            28
                                                   ____           ____
 Net cash provided by operating activities           52            164
                                                   ____           ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                         (84)           (84)
  Disposals                                          18              2
 Investments in and advances from (to)
  joint ventures and alliances                       40            (45)
 Disposition of business activities                  11              -
 Other                                                7            ( 1)
                                                   _____          _____
 Net cash used in investing activities             (  8)          (128)
                                                   _____          _____
Net cash flows from operating & investing
 activities                                          44             36
                                                   ____           ____

Cash flows from financing activities:
 Proceeds from borrowings                           160              -
 Payments on borrowings                            (  8)           ( 3)
 Net payments under credit agreements              ( 44)           (16)
 Payments of dividends                             ( 20)           (20)
 Repurchases of common stock                       ( 21)           (53)
 Other                                              ( 2)             1
                                                   _____           ____
 Net cash provided from (used for) financing
  activities                                         65            (91)
                                                   _____           ____

Effect of exchange rate changes on cash               -              1
                                                   ____            ___

Net change in cash and cash equivalents             109            (54)
Cash & cash equivalents at beginning of year         60            147
                                                   ____           ____
Cash & cash equivalents at end of first half       $169           $ 93
                                                   ____           ____
                                                   ____           ____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited
                __________________________________________



Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended June 30, 1996 and July 2, 1995 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

Note 2. Income Taxes: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates. In the first half of 1995, the Company recognized approximately $21 million related to a reduction in its valuation allowance for tax benefit carryforwards.

Note 3. Long-term Debt: The Company maintains a revolving credit agreement, under which there were no outstanding borrowings at June 30, 1996. In the second quarter of 1996, the agreement was amended, increasing the available amount to $400 million and extending the term to 2001. The revolving credit agreement supported commercial paper borrowings of $50 million at June 30, 1996. The commercial paper borrowings were issued as replacement financing for an arrangement whereby the Company sold up to $110 million receivables without recourse. The agreement for the sale of receivables expired in the second quarter of 1996 and was not renewed by the Company. In the first quarter of 1996, a subsidiary of the Company issued 8.2 percent notes, which resulted in net proceeds of $100 million.

Note 4. Common Stock Repurchase Program: In October 1994, the Board of Directors authorized repurchase by the Company of up to 2,500,000 shares of its common stock. During the first half of 1996, the Company repurchased on the open market 492,100 shares at an aggregate purchase price of $21 million, or average price of $43.49 per share. The Company repurchased 1,575,400 shares at an aggregate purchase price of $69 million, or average price of $43.57 per share in 1995 and 103,100 shares at an aggregate purchase price of $4 million, or average price of $42.47 per share, in 1994.

NOTE 5. Earnings per Share: Earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares, which includes the exercise of certain stock options granted to employees, was 40.1 million in the second quarter of 1996 and 40.2 million shares in the first half of 1996. The weighted-average number of shares was 40.8 million shares in the second quarter of 1995 and 41.0 million shares in the first half of 1995.

                      CUMMINS ENGINE COMPANY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             _____________________________________________


OVERVIEW
________

Sales of $1.3 billion in the second quarter of 1996 were 3 percent below the Company's record second-quarter 1995 sales of $1.4 billion, reflecting the decrease in market size for heavy-duty truck engines in both North America and Europe. The decline in heavy-duty truck markets was partially offset by strong demand in international markets for power generation, whose sales of $310 million were a quarterly record. In the first half of 1996, the Company's net sales were $2.6 billion, 2 percent below the first half of 1995.

The Company shipped 174,500 engines in the first half of 1996, which was 3 percent lower than first-half 1995.

                                      Second Quarter        First Half
                                      _______________     ________________
Engine Shipments                       1996     1995        1996     1995
________________                      ______   ______     _______  _______

Midrange engines                      61,100   60,400     123,600  118,500
Heavy-duty engines                    21,900   28,900      46,400   57,300
High-horsepower engines                2,400    2,400       4,500    4,800
                                      ______   ______     _______  _______
Total                                 85,400   91,700     174,500  180,600
                                      ______   ______     _______  _______
                                      ______   ______     _______  _______

Net earnings were $44 million, or $1.10 per share, in the second quarter of 1996, compared to $69 million, or $1.69 per share, in the second quarter of 1995. For the first half of 1996, net earnings were $93 million, or $2.31 per share, compared to $136 million, or $3.32 per share, in the first half of 1995.

RESULTS OF OPERATIONS
_____________________

The percentage relationships between net sales and other elements of the Company's Consolidated Statement of Earnings for the comparative reporting periods were:

                                          Second Quarter     First Half
                                          ______________    _____________
Percent of Net Sales                       1996    1995     1996    1995
____________________                      ______   _____    _____   _____

Net sales                                  100.0   100.0    100.0   100.0
Cost of goods sold                          77.2    75.0     76.6    74.7
                                           _____   _____    _____   _____
Gross profit                                22.8    25.0     23.4    25.3
Selling and administrative expenses         13.7    13.3     13.7    13.5
Research and engineering expenses            5.0     4.9      4.9     4.9
Expense (income) from joint ventures
 and alliances                                .2       -       .2       -
Interest expense                              .3      .2       .3      .3
Other (income) expense, net                 (1.1)      -      (.8)     .1
                                           ______  ______   _____   _____
Earnings before income taxes                 4.7     6.6      5.1     6.5
Provision for income taxes                   1.4     1.5      1.6     1.5
                                           _____   _____    _____   _____

Net earnings                                 3.3     5.1      3.5     5.0
                                           _____   _____    _____   _____
                                           _____   _____    _____   _____

     Net Sales
     _________

Sales for each of the Company's markets for the comparative reporting periods were:
                                         Second Quarter       First Half
                                         ______________     ______________
Dollars in Millions                       1996    1995       1996    1995
___________________                      ______  ______     ______  ______

Heavy-duty truck                         $  309  $  398     $  655  $  794
Midrange truck                              151     159        314     303
Bus and light commercial vehicles           194     180        396     363
Power generation                            310     278        570     555
Industrial products                         183     181        357     350
Marine                                       30      25         62      46
Fleetguard and Holset                       139     140        278     284
                                         ______  ______     ______  ______
Net sales                                $1,316  $1,361     $2,632  $2,695
                                         ______  ______     ______  ______
                                         ______  ______     ______  ______

Heavy-duty truck engine sales of $309 million in the second quarter and $655 million in the first half of 1996 were 22 percent and 18 percent lower than the respective periods of 1995. The decline in sales in 1996 was due primarily to a declining market size in North America. International engine shipments for heavy-duty trucks were also lower in 1996, due primarily to softer demand in Europe.

Sales of $151 million in the second quarter of 1996 for the midrange truck market were 5 percent lower than the second quarter of 1995, due to a decrease in demand for medium-duty trucks. In the first half of 1996, sales of $314 million for this market were 4 percent higher than the first half of 1995. Midrange truck engines for international markets in the second quarter and first half of 1996 were slightly higher than the comparative periods of 1995.

In the bus and light commercial vehicles market, the Company's sales of $194 million in the second quarter and $396 million in the first half of 1996 were almost 10 percent higher than the respective periods of 1995. The increase in sales was due to engines for Chrysler. Engine shipments for bus markets in 1996 have been approximately 5 percent lower than the prior year's levels.

The Company expects sales of heavy-duty and midrange truck engines to decline further in the second half of 1996. It also expects some instability in the third quarter as truck manufacturers adjust build rates due to the decline in the heavy-duty truck order backlog. In addition, sales of light-duty truck engines in the third quarter of 1996 are expected to be lower than the second quarter of 1996, due to seasonal plant shutdowns.

Sales to the power generation market represented 24 percent of the Company's net sales in the second quarter of 1996. Sales of $310 million were $32 million higher, a 12-percent increase compared to the second quarter of 1995. In the first half of 1996, power generation sales were $570 million, 3 percent higher than the first half of 1995. The increase in 1996 was all in international markets. Power generation, however, has been affected by increasing price competition in its international markets and a shift in sales to lower margin products.

Sales of $183 million to industrial markets in the second quarter and $357 million in the first half of 1996 were slightly higher than second-quarter and first-half 1995 levels due to strong sales for construction equipment in international markets, which offset lower demand in agricultural markets in North America.

Sales of filtration products and turbochargers in the second quarter and first half of 1996 were slightly lower than the prior year's levels, due primarily to the softer demand in North American and European heavy-duty markets.

     Gross Profit
     ____________

In the second quarter of 1996, the Company's gross profit percentage was 22.8 percent of net sales, compared to 25.0 percent in the second quarter of 1995. In the first half of 1996, the gross profit percentage was 23.4 percent of net sales, compared to 25.3 percent in the first half of 1995. The reduction in gross profit was due to several factors, the most significant of which was the decline in heavy-duty production that resulted in lower fixed cost absorption.

Gross profit in 1996 also was affected by higher sales of lower margin power generation products, costs of new product introductions and expenses associated with restructuring actions. While the restructuring and reduction of non-core businesses are proceeding, as reflected by capital gains in "other income", expenses associated with implementation of certain of these actions adversely affected 1996 gross profit. Depreciation expense has been higher in 1996, reflecting capital spending levels over the last two years to fund new products and fuel systems. In the second quarter and first half of 1996, product coverage expense was 2.9 percent and 2.7 percent of net sales, respectively, compared to 2.5 percent in both periods of 1995.

     Operating Expenses
     __________________

Selling and administrative expenses of $180 million in the second quarter and $360 million in the first half of 1996 were essentially level with the respective periods of 1995. In 1996, expenditures associated with the restructuring actions to relocate and consolidate operations and advertising programs offset a decrease in administrative expenses.

In the second quarter and first half of 1996, research and engineering expenses of $66 million and $128 million, respectively, were slightly lower than the prior year's levels, reflecting a reduction in the number of employees and lower costs in 1996.

Expense of $3 million in the second quarter and $5 million in the first half of 1996 from joint ventures and alliances was associated with product development and start-up costs of the joint venture with Wartsila. The Company formed this joint venture in the second quarter of 1995.

     Interest and Other Income and Expense
     _____________________________________

Interest expense in the second quarter and first half of 1996 was slightly higher than the comparable periods of 1995 due to the increase in long-term debt.

Other income and expense includes a variety of items, such as foreign currency gains and losses, royalties, interest income, and gains and losses associated with fixed asset dispositions. In the first half of 1996, other income of $18 million was generated primarily from capital gains associated with various asset disposals.

     Provision for Income Taxes
     __________________________

The estimated effective tax rate for 1996 is 30 percent. This is lower than the US federal statutory rate of 35 percent, primarily because of export sales and lower taxes on foreign subsidiaries. In the first half of 1995, the Company recognized approximately $21 million related to a reduction in its valuation allowance for tax benefit carryforwards.


CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

                                                     First Half
                                                  ________________
Dollars in Millions                               1996        1995
___________________                               ____        ____

Net cash provided by operating activities         $ 52        $164
Net cash used for investing activities              (8)       (128)
                                                  _____       _____
Net cash flows from operating and
 investing activities                               44          36
Net cash provided from (used for)
 financing activities                               65         (91)
Effect of exchange rate changes on cash              -           1
                                                  _____       _____
Net change in cash and cash equivalents           $109        $(54)
                                                  _____       _____
                                                  _____       _____

During the first half of 1996, the Company generated cash flows from operating activities of $52 million. In the second quarter of 1996, an agreement for the sale of up to $110 million of accounts receivable was not renewed by the Company, which resulted in an increase in receivables and the lower level of net cash flows provided by operating activities. Investing activities required net cash resources of $8 million in the first half of 1996.

Net cash provided from financing activities was $65 million in the first half of 1996. Total indebtedness was $327 million at June 30, 1996, compared to $219 million at December 31, 1995. As disclosed more fully in Note 3 to the Consolidated Financial Statements, the Company amended its revolving credit agreement in the second quarter of 1996 to increase the available amount to $400 million and extend the term to 2001. There were no outstanding borrowings under the agreement at June 30, 1996. Commercial paper borrowings of $50 million were outstanding at June 30, 1996. In the first quarter of 1996, a subsidiary of the Company issued 8.2 percent notes, which resulted in net proceeds of $100 million.

As disclosed more fully in Note 4 to the Consolidated Financial
Statements, the Company repurchased on the open market 492,100 shares of its common stock at an average price of $43.49 per share in the first half of 1996.


                       PART II.  OTHER INFORMATION
                       ___________________________


Item 1.  Legal Proceedings:
___________________________

On July 8, 1996, the United States District Court for the Southern District of Indiana entered an order approving the settlement of Warkel
v. Cummins Engine Company, et. al.

Item 5.  Other Information:
___________________________

Certain information contained in this Form 10-Q is forward-looking and involves risks and uncertainties, including general economic and competitive conditions that could significantly affect expected results.

Item 6.  Exhibits and Reports on Form 8-K:
__________________________________________

(a) See the Index to Exhibits on Page 13 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the second quarter of 1996.




                            Signatures
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/John McLachlan
     _________________
     John McLachlan
     Vice President - Corporate Controller
     (Chief Accounting Officer)                         July 19, 1996

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________






4(a)     Amended and Restated Credit Agreement (filed herewith)


10(y)    Guarantees of Perpetual Loan Facility of Cummins Finance
         Limited dated January 31, 1996 with the Toronto Dominion
         Bank, The Bank of New York and Societe Generale (filed herewith)


11 Schedule of Computation of Per Share Earnings for the Second Quarter and First Half Ended June 30, 1996 and July 2, 1995 (filed herewith)


27       Financial Data Schedule (filed herewith)