Form 10-Q
period 1996-09-29
CUMMINS ENGINE CO INC
filed 1996-11-04
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended September 29, 1996     Commission File Number 1-4949
                      __________________                            ______

             Indiana                              35-0257090
             _______                              __________
(State or Other Jurisdiction of        (IRS Employer Identification No.)
 Incorporation or Organization)


500 Jackson Street, Box 3005,
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

     As of September 29, 1996, the number of shares outstanding of the registrant's only class of common stock was 39.5 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Third           3
         Quarter and Nine Months Ended September 29, 1996 and
         October 1, 1995

         Consolidated Statement of Financial Position at            4
         September 29, 1996 and December 31, 1995

         Consolidated Statement of Cash Flows for the Nine          5
         Months Ended September 29, 1996 and October 1, 1995

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         7
         Operations and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 1.  Legal Proceedings                                         10

Item 5.  Other Information                                         10

Item 6.  Exhibits and Reports on Form 8-K                          12

         Index to Exhibits                                         12

                         CUMMINS ENGINE COMPANY, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                 FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                    SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                 ___________________________________________
                                   Unaudited
                                   _________



                                        Third Quarter         Nine Months
Millions, Except per Share Amounts      1996      1995       1996      1995
__________________________________     ______    ______     ______    ______

Net sales                              $1,264    $1,219     $3,896    $3,914
Cost of goods sold                        994       942      3,010     2,954
                                       ______    ______     ______    ______
Gross profit                              270       277        886       960
Selling & administrative expenses         177       154        537       518
Research & engineering expenses            60        61        188       194
Net expense of joint ventures and
 alliances                                  1         2          6         -
Interest expense                            5         3         13        10
Other (income) expense, net                (4)        -        (22)        4
Restructuring charge                        -         2          -         2
                                       ______    ______     ______    ______
Earnings before income taxes               31        55        164       232
Provision for income taxes                  5         9         45        50
                                       ______    ______    _______   _______
Net earnings                           $   26    $   46    $   119   $   182
                                       ______    ______    _______   _______
                                       ______    ______    _______   _______

Earnings per share                    $   .67    $ 1.14    $  2.99   $  4.47
Cash dividends declared per share         .25       .25        .75       .75

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________
                                Unaudited
                                _________



Millions, Except per Share Amounts                  9/29/96      12/31/95
__________________________________                  _______      ________

Assets
Current assets:
  Cash and cash equivalents                         $   79       $   60
  Receivables                                          728          597
  Inventories                                          621          513
  Other current assets                                 220          218
                                                    ______       ______
                                                     1,648        1,388
Investments and other assets                           286          326
Property, plant and equipment less accumulated
 depreciation of $1,352 & $1,327                     1,163        1,148
Intangibles, deferred taxes and deferred charges       204          194
                                                    ______       ______
Total assets                                        $3,301       $3,056
                                                    ______       ______
                                                    ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                     $   19       $   60
  Current maturities of long-term debt                  50           42
  Accounts payable                                     390          376
  Other current liabilities                            585          575
                                                    ______       ______
                                                     1,044        1,053
                                                    ______       ______
Long-term debt                                         259          117
                                                    ______       ______
Other liabilities                                      747          703
                                                    ______       ______
Shareholders' investment:
 Common stock, $2.50 par value, 44.0 and 43.9
  shares issued                                        110          110
 Additional contributed capital                        929          926
 Retained earnings                                     495          406
 Common stock in treasury,at cost,4.5 & 3.7 shares    (169)        (135)
 Unearned compensation                                ( 46)         (51)
 Cumulative translation adjustments                   ( 68)         (73)
                                                    ______       ______
                                                     1,251        1,183
                                                    ______       ______
Total liabilities & shareholders' investment        $3,301       $3,056
                                                    ______       ______
                                                    ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                    ___________________________________
                               Unaudited
                               _________

                                                    Nine Months Ended
Millions                                         9/29/96        10/1/95
________                                         _______        _______

Cash flows from operating activities:
 Net earnings                                     $ 119          $ 182
                                                  _____          _____
 Adjustments to reconcile net earnings to
  net cash from operating activities:
   Depreciation and amortization                    111            106
   Restructuring actions                           ( 36)             2
   Accounts receivable                             (125)          ( 74)
   Inventories                                     (106)          ( 49)
   Accounts payable and accrued expenses             77             27
   Income taxes payable                              11              2
   Other                                           (  5)            10
                                                  ______         _____
   Total adjustments                               ( 73)            24
                                                  _____          _____
 Net cash provided by operating activities           46            206
                                                  _____          _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                        (151)          (130)
  Disposals                                          30              3
 Joint venture investments                           32           ( 85)
 Disposition of business activities                  13              -
 Other                                                8           (  1)
                                                  ______         ______
 Net cash used in investing activities             ( 68)          (213)
                                                  ______         ______
Net cash flows used for operating and
 investing activities                              ( 22)          (  7)
                                                  ______         ______
Cash flows from financing activities:
 Proceeds from borrowings                           160              -
 Payments on borrowings                            ( 14)          (  8)
 Net borrowings under credit agreements            ( 41)            42
 Dividend payments                                 ( 30)          ( 30)
 Repurchases of common stock                       ( 34)          ( 69)
 Other                                             (  1)             1
                                                  ______         ______
 Net cash provided from (used for)
  financing activities                               40           ( 64)
                                                  _____          ______

Effect of exchange rate changes on cash               1              1
                                                  _____          ______
Net change in cash and cash equivalents              19           ( 70)
Cash & cash equivalents at beginning of year         60            147
                                                  _____          _____
Cash & cash equivalents at the end of quarter     $  79          $  77
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


Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended September 29, 1996 and October 1, 1995 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

Note 2. Income Taxes: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.
In the first nine months of 1995, the Company recognized approximately $31 million related to a reduction in its valuation allowance for tax benefit carryforwards.

Note 3. Long-term Debt: The Company maintains a revolving credit agreement, under which there were no outstanding borrowings at September 29, 1996. In the second quarter of 1996, the agreement was amended, increasing the available amount to $400 million and extending the term to 2001. The revolving credit agreement supported commercial paper borrowings of $50 million at September 29, 1996. The commercial paper borrowings were issued as replacement financing for an arrangement whereby the Company sold up to $110 million receivables without recourse. The agreement for the sale of receivables expired in the second quarter and was not renewed by the Company. In the first quarter of 1996, a subsidiary of the Company issued 8.2 percent notes, which resulted in net proceeds of $100 million.

Note 4. Stock Repurchase Program: In October 1994, the Board of Directors authorized repurchase by the Company of up to 2,500,000 shares of its common stock. During the first nine months of 1996, the Company completed this program with the repurchase of 821,500 shares on the open market at an aggregate purchase price of $34 million, or average price of $41.35 per share. The Company repurchased 1,575,400 shares at an aggregate purchase price of $69 million, or average price of $43.57 per share, in 1995 and 103,100 shares at an aggregate purchase price of $5 million, or average price of $42.47 per share, in 1994.

Note 5. Earnings per Share: Earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares, which includes the exercise of certain stock options granted to employees, was 39.6 million in the third quarter of 1996 and 40.0 million in the first nine months of 1996. The weighted-average number of shares was 40.4 million in the third quarter of 1995 and 40.8 million in the first nine months of 1995.

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
             ________________________________________________



OVERVIEW
________

The Company's net sales of $1.3 billion in the third quarter of 1996 were $45 million, or 4 percent, higher than the third quarter of 1995. The Company traditionally experiences a seasonal decline in its automotive markets in the third quarter. In addition, in the third quarter of 1996, Cummins experienced the decline in the North American heavy-duty truck market that was anticipated for the second half of 1996. Sales to power generation and certain industrial markets were strong, however, offsetting the decline in sales to automotive markets.

The Company shipped 249,400 engines in the first nine months of 1996 as indicated in the following table:

                                     Third Quarter         Nine Months
Engine Shipments                     1996     1995       1996      1995
________________                    ______   ______     _______   _______
Midrange engines                    52,500   49,000     176,100   167,500
Heavy-duty engines                  19,700   25,000      66,200    82,400
High-horsepower engines              2,700    2,300       7,100     7,000
                                    ______   ______     _______   _______
Total                               74,900   76,300     249,400   256,900
                                    ______   ______     _______   _______
                                    ______   ______     _______   _______

The Company's net earnings were $26 million, or 67 cents per share, in the third quarter of 1996 compared to $46 million, or $1.14 per share, in the third quarter of 1995. For the first nine months of 1996, net earnings were $119 million, or $2.99 per share, compared to $182 million, or $4.47 per share, in the first nine months of 1995. Although sales exceeded the 1995 level, the Company's results were affected by several factors, including the decline in heavy-duty production that resulted in lower fixed cost absorption, a shift in sales to lower margin power generation products and higher than anticipated costs to implement the restructuring actions.

RESULTS OF OPERATIONS
_____________________

The percentage relationships between net sales and other elements of the Company's Consolidated Statement of Earnings for the comparative reporting periods were:

                                           Third Quarter     Nine Months
Percent of Net Sales                       1996    1995     1996    1995
____________________                       _____   _____    _____   _____
Net sales                                  100.0   100.0    100.0   100.0
Cost of goods sold                          78.6    77.3     77.3    75.5
                                           _____   _____    _____   _____
Gross profit                                21.4    22.7     22.7    24.5
Selling and administrative expenses         14.0    12.6     13.8    13.2
Research and engineering expenses            4.7     5.0      4.8     5.0
Net expense of joint ventures & alliances     .1      .2       .2       -
Interest expense                              .4      .2       .3      .3
Other (income) expense, net                  (.3)      -      (.6)     .1
Restructuring charge                           -      .2        -       -
                                           ______  _____    ______  _____
Earnings before income taxes                 2.5     4.5      4.2     5.9
Provision for income taxes                    .4      .7      1.1     1.3
                                           _____   _____    _____   _____
Net earnings                                 2.1     3.8      3.1     4.6
                                           _____   _____    _____   _____
                                           _____   _____    _____   _____

     Net Sales
     _________

Sales for each of the Company's markets for the comparative reporting periods were:

                                          Third Quarter      Nine Months
Dollars in Millions                       1996    1995       1996    1995
___________________                      ______  ______     ______  ______
Heavy-duty truck                         $  274  $  361     $  929  $1,155
Midrange truck                              131     143        445     446
Bus and light commercial vehicles           166     139        562     502
Power generation                            348     269        918     824
Industrial products                         183     149        540     499
Marine                                       29      23         91      69
Fleetguard and Holset                       133     135        411     419
                                         ______  ______     ______  ______
Net sales                                $1,264  $1,219     $3,896  $3,914
                                         ______  ______     ______  ______
                                         ______  ______     ______  ______

Sales of $274 million to the heavy-duty truck market were 24 percent lower than the third quarter of 1995. The North American heavy-duty truck market is experiencing the decline anticipated for the second half of 1996. The latest estimates for 1996 project a market size approximately 25 percent below 1995. This lower market size has been the cause for the Company's drop in engine shipments in 1996. International engine shipments were 4 percent lower compared to the third quarter of 1995, due primarily to lower demand from European markets.

Midrange truck engine sales of $131 million in the third quarter of 1996 were 8 percent lower than the third quarter of 1995. In North America, engine shipments were 14 percent lower than the third quarter of 1995, due to an overall decrease in demand for medium-duty trucks. Shipments for international markets have been higher in 1996 due to demand in Mexico.

Sales for the bus and light commercial vehicles market were 19 percent higher than the third quarter of 1995 and 12 percent higher than the first nine months of 1995 due to the high level of sales of midrange engines to Chrysler.

Sales of $348 million to the power generation market were $79 million higher, a 29-percent increase compared to the third quarter of 1995. The increase was all in international markets, due primarily to strong demand in China, India and Southeast Asia. Power generation, however, continues to be affected by price competition in international markets and a shift in sales to lower margin products. For the first nine months of 1996, sales were 11 percent higher than the same period of 1995.

Sales to industrial markets, which traditionally are affected by a seasonal decline in the third quarter, were 23 percent higher, compared to the third quarter of 1995. The increase was due to strong sales of engines for construction equipment in international markets. Sales in the first nine months of 1996 were $540 million, 8 percent higher than the first nine months of 1995.

In the third quarter and first nine months of 1996, sales of filtration products and turbochargers were slightly lower than the prior year's respective periods.

     Gross Profit
     ____________

In the third quarter of 1996, the Company's gross profit percentage was
21.4 percent of net sales, compared to 22.7 percent in the third quarter of 1995. In the first nine months of 1996, the Company's gross profit percentage was 22.7 percent of net sales, compared to 24.5 percent in the first nine months of 1995.

The reduction in gross profit in 1996 was due to several factors, the most significant of which was the decline in heavy-duty production that resulted in lower fixed cost absorption. Gross profit in 1996 also was affected by lower demand for midrange engines for medium-duty trucks, price competition and higher sales of lower margin power generation products and expenses associated with restructuring actions. While the restructuring actions are proceeding, expenses associated with implementation of certain of these actions have been higher than anticipated. In the third quarter and first nine months of 1996, product coverage expense was 2.9 percent and 2.8 percent of net sales, respectively, compared to 2.6 percent and 2.5 percent of net sales in the comparative periods of 1995.

     Operating Expenses
     __________________

Selling and administrative expenses of $177 million, 14.0 percent of net sales, in the third quarter and $537 million, 13.8 percent of net sales, in the first nine months of 1996 reflected expenditures associated with the restructuring actions and marketing programs that offset a decrease in administrative expenses.

In the third quarter and first nine months of 1996, research and engineering expenses of $60 million and $188 million, respectively, were slightly lower than the prior year's levels.

Net expense of joint ventures and alliances was associated with product development and start-up costs of the joint venture with Wartsila.

     Interest and Other Income and Expense
     _____________________________________

Interest expense in the third quarter and first nine months of 1996 was slightly higher than the comparable periods of 1995 due to the increase in long-term debt.

Other income and expense includes a variety of items, such as foreign currency gains and losses, royalties, interest income, and gains and losses associated with fixed asset dispositions. In the first nine months of 1996 other income of $22 million was generated primarily from capital gains associated with various asset disposals.

     Provision For Income Taxes
     __________________________

The estimated effective tax rate for 1996 is 26 percent. This is lower than the US federal statutory rate of 35 percent, primarily because of export sales, lower state taxes and the effect of reinstatement of the research credit. Tax provisions in the Small Business Job Protection Act that was signed into law in August 1996 included reinstatement of the research credit for an 11-month period, beginning July 1, 1996. In the first nine months of 1995, the Company recognized approximately $31 million related to a reduction in its valuation allowance for tax benefit carryforwards.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

                                                     First Nine Months
Dollars in Millions                                   1996        1995
___________________                                  ______      ______
Net cash provided by operating activities             $ 46        $206
Net cash used in investing activities                  (68)       (213)
                                                     ______      ______
Net cash flows used for operating and
 investing activities                                  (22)        ( 7)
Net cash provided from (used for) financing
 activities                                             40         (64)
Effect of exchange rate changes on cash                  1           1
                                                     ______       _____
Net change in cash and cash equivalents              $  19        $(70)
                                                     ______       ____
                                                     ______       ____

During the first nine months of 1996, cash flows used for operating and investing activities were $22 million compared to $7 million in the first nine months of 1995. In the second quarter of 1996, an agreement for the sale of up to $110 million of accounts receivable was not renewed by the Company, which resulted in an increase in receivables and a lower level of net cash flows provided by operating activities. Investing activities required $151 million for capital expenditures in the first nine months of 1996.

Net cash provided from financing activities was $40 million in the first nine months of 1996. Total indebtedness was $328 million at September 29, 1996 compared to $219 million at December 31, 1995. As disclosed more fully in Note 3 to the Consolidated Financial Statements, the Company amended its revolving credit agreement in the second quarter of 1996 to increase the available amount to $400 million and extend the term to 2001. There were no outstanding borrowings under the agreement at September 29, 1996. Commercial paper borrowings of $50 million were outstanding at September 29, 1996. In the first quarter of 1996, a subsidiary of the Company issued 8.2 percent notes, which resulted in net proceeds of $100 million.

As disclosed in Note 4 to the Consolidated Financial Statements, the Company repurchased on the open market 821,500 shares of its common stock at an average price of $41.35 per share in the first nine months of 1996.


                       PART II.  OTHER INFORMATION
                       ___________________________


Item 1.  Legal Proceedings:
___________________________

On July 8, 1996, the United States District Court for the Southern District of Indiana entered an order approving the settlement of Warkel v. Cummins Engine Company, et.al.

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

(b) The Company was not required to file a Form 8-K during the third quarter of 1996.

                               Signatures
                               __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/John McLachlan
     _________________
     John McLachlan
     Vice President - Corporate Controller
     (Chief Accounting Officer)                        October 30, 1996

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________

                            INDEX TO EXHIBITS
                            _________________






11 Schedule of Computation of Per Share Earnings for the Third Quarter and Nine Months Ended September 29, 1996 and
         October 1, 1995 (filed herewith)

27       Financial Data Schedule (filed herewith)