Form 10-K
period 1996-12-31
CUMMINS ENGINE CO INC
filed 1997-03-04
CIK 26172

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


               For the Fiscal Year Ended December 31, 1996


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K are not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates was approximately $2.1 billion at January 26, 1997.

As of January 26, 1997, there were outstanding 41.9 million shares of the only class of common stock.

                 Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                             TABLE OF CONTENTS
                             _________________


Part     Item                        Description                      Page
____     ____     _________________________________________________   ____

  I        1      Business                                              3
           2      Properties                                           15
           3      Legal Proceedings                                    16
           4      Submission of Matters to Vote of Security Holders    16

 II        5      Market for the Registrant's Common Equity and
                   Related Stockholder Matters                         16
           6      Selected Financial Data                              17
           7      Management's Discussion & Analysis of Results
                   of Operations and Financial Condition               18
           8      Financial Statements & Supplemental Data             24
           9      Disagreements on Accounting & Financial
                   Disclosure                                          25

III       10      Directors & Executive Officers of the Registrant     25
          11      Executive Compensation                               26
          12      Security Ownership of Certain Beneficial Owners
                   and Management                                      27
          13      Certain Relationships & Related Transactions         27

 IV       14      Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                 27
                  Index to Financial Statements                        28
                  Signatures                                           52
                  Exhibit Index                                        54

                                PART I
                                ______
ITEM 1.  BUSINESS
_______  ________

OVERVIEW
________

Cummins Engine Company, Inc. ("Cummins" or "the Company") is a leading worldwide designer and manufacturer of diesel engines, ranging from 76 to 6,000 horsepower. The Company also produces alternate fueled engines and engine components and subsystems. Cummins provides power and components for a wide variety of equipment in its key markets: automotive, power generation, industrial and filtration.

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

In 1996, approximately 56 percent of net sales were in the United States. Major international markets include Asia, the Far East and Australia (17 percent of net sales); Europe (14 percent of net sales); Canada (6 percent of net sales); and Mexico and South America (5 percent of net sales).

BUSINESS MARKETS
________________

     Automotive
     __________

     Heavy-duty Truck
     ________________

Cummins has a complete line of 8-, 10-, 11- and 14-litre diesel engines that range from 260 to 525 horsepower serving the heavy-duty truck market. The Company's heavy-duty diesel engines are offered as standard or optional power by most major heavy-duty truck manufacturers in North America. The seven largest US heavy-duty truck OEMs produced approximately 97 percent of the heavy-duty trucks sold in the United States and Canada in 1996. The Company's largest customer for heavy-duty truck engines in 1996 was Freightliner Corporation, which represented approximately 5 percent of the Company's net sales.

In 1996, factory retail sales of North American heavy-duty trucks were approximately 23 percent lower than the previous year's level.
Factory retail sales were 176,000 units in 1996, compared to 227,000 units in 1995, and 207,000 in 1994. The Company's share of the North American heavy-duty truck engine market was 35 percent in 1996 based on data published by the American Automotive Manufacturers Association. The Company's share of the North American heavy-duty truck engine market was 35 percent in 1995 and 34 percent in 1994.

Based on data published by the Society of Motor Manufacturers and Traders, the Company's share of engines for trucks sold in the United Kingdom was 11 percent in 1996 and 15 percent in 1995.

Based on data published by the National Association of Truck and Bus Manufacturers, Cummins remained the leader of the heavy-duty truck market in Mexico, where the economy began to recover in 1996.

In 1995, the Company introduced new versions of its M11 and N14 engines, both of which have advanced electronic controls and information technology. In 1995, the Company also began to ship alternate fueled engines for urban special-purpose truck markets and regional haul operations.

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

     Midrange Truck
     ______________

The Company has a line of diesel engines ranging from 130 to 300 horsepower serving midrange and intercity delivery truck customers worldwide. In 1996, the Company began introducing its next generation of midrange diesel engines, with higher horsepower and electronic controls.

The Company entered the North American midrange diesel engine truck market in 1990. Based upon data published by R. L. Polk, the Company's share of the market for diesel-powered medium-duty trucks in 1996 was 31 percent, compared to 35 percent in 1995 and 34 percent in 1994. Ford Motor Company was the Company's largest customer for midrange engines for this market in 1996, representing approximately 4 percent of the Company's net sales.

The Company sells its B and C Series engines and engine components outside North America to midrange truck markets in Asia, Europe, South America and India. In 1996, operations in China at Dongfeng were expanded from a license for B Series engines to include a joint venture for production of C Series engines.

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

     Bus and Light Commercial Vehicles
     _________________________________

For this market, Cummins has both diesel and alternate fueled engines for pickup trucks, school buses, transit buses, delivery trucks and recreational vehicles.

In North America, Chrysler, which offers the Cummins B Series engines in its Dodge Ram pickup truck, was the Company's largest customer for midrange engines in this market, representing approximately 8 percent of the Company's net sales in 1996. The Company's new 5.9 litre engine will be introduced first into the recreational vehicle market and, by early 1998, into the Dodge Ram pickup truck. This engine will increase horsepower from 215 to 235 in the manual transmission option.

The Company's C Series and M11 diesel engines and L10 natural gas engine are available for the US transit bus market. The demand for alternate fueled products continues to grow. At the 1996 Olympics in Atlanta, 95 of the 100 alternate fueled buses were equipped with the Company's engines. In 1994, Cummins introduced its B Series alternate fueled engine for school buses in the United States and, in 1995, introduced the C Series.

In these markets, the Company competes with both independent manufacturers of diesel engines and with vehicle producers who manufacture diesel engines for their own products. Primary competitors who manufacture diesel engines for the bus and light commercial vehicle markets are Detroit Diesel Corporation, General Motors Corporation, Navistar International Corporation, Perkins Engines Ltd., MAN, AB Volvo, Mercedes Benz, Scania A.B. and MWM Brazil.

     Power Generation
     ________________

In 1996, power generation sales represented 23 percent of the Company's net sales. Products include Cummins engines, Onan and Petbow generator sets and Newage alternators.

In stationary power, electrical power generation products and services are provided to major markets worldwide. The Company's joint venture with Wartsila Diesel of Finland to produce high-horsepower engines is proceeding on schedule. The QSZ engine family was introduced in 1996 with initial deliveries in Europe and Asia. The QSW engine family will be introduced in 1997. Providing power generation products for the utility industry has become an increasingly important market, with utilities turning to generator sets to manage peak and seasonal demands in lieu of making capital investments in additional capacity. In the mobile business, generator sets and gasoline engines are produced for a wide variety of applications, with Onan a leading supplier of power generation sets for recreational vehicles in the United States.

Newage is a leading manufacturer of alternators in its product range. During 1996, plans were initiated to expand manufacturing capacity at Newage's joint venture in India, and a joint venture was announced in China, with production scheduled to commence in the first half of 1997.

In Power Generation, Cummins competes on a global scale with a variety of engine manufacturers and generator set assemblers. Caterpillar, Inc., Detroit Diesel Corporation, Perkins Engines and AB Volvo are the major engine manufacturers with a presence in the high-speed segment of the market. Onan competes with Caterpillar, F G Wilson and Kohler, among others, in the generator set business. Newage competes globally with Leroy Somer, Marathon and Meccalte, among others. In recent years, Emerson Electric, which already owned Leroy Somer, has become a major player with its acquisition of F G Wilson. Caterpillar also has an investment in F G Wilson.

     Industrial
     __________

During 1996, the first full year of US emissions standards for industrial engines, the Company's comprehensive product line, ranging from 76 to 6,000 horsepower, made strong advances. Cummins' engines power more than 3,000 models of equipment for the construction, logging, mining, agricultural, petroleum, rail and government markets throughout the world. In 1996, engine shipments to these markets were a record 72,500 engines, an increase of approximately 8 percent, compared to 1995. In addition, the Company shipped 5,300 engines for marine applications in 1996.

In construction markets, the Company's relationship with Komatsu continued to expand. Cummins and Komatsu formed joint ventures in 1993 to produce Cummins B Series engines in Japan and Komatsu's 30-litre engine in the United States. Production at both joint venture sites began on schedule. Coupled with Cummins' relationship with Case in North America, these alliances provide a strong base in the Company's construction markets.

The Company's high-horsepower QUANTUM engine was introduced in 1995 and enhanced in late 1996 with the announcement of two new products for the mining market.

Marine product applications include recreational and commercial markets. The Company's joint venture with Wartsila will expand commercial product offerings to 6,000 horsepower for the marine market, significantly higher than the 1,800 horsepower currently available.

     Filtration and Other
     ____________________

Fleetguard, Cummins' filtration subsidiary, is a leading manufacturer of products for the North American heavy-duty filter industry. Its products also are produced and sold in international markets, including Europe, Mexico, India, Australia and the Far East. A new distribution center in South Africa opened in 1996. A manufacturing facility also was opened in Shanghai as part of a joint venture with Shenlong Auto Accessories Corporation of China, a majority-owned subsidiary of Dongfeng Motor Corporation.

Holset's turbochargers and vibration dampers also are sold worldwide. In 1994, Holset introduced a variable geometry turbocharger design for truck powertrains. Holset's joint venture with TELCO assembled and shipped its first turbochargers in 1996. A joint venture with Wuxi in China also began production in 1996. An alliance with Mitsubishi Heavy Industries of Japan will begin production of its jointly developed turbochargers in 1997.

BUSINESS OPERATIONS
___________________

     International
     _____________


The Company has manufacturing facilities worldwide, including major operations in Europe, India, Mexico and Brazil. Cummins has entered into license agreements that provide for the manufacture and sale of the Company's products in Turkey, China, Pakistan, South Korea and other countries. A license agreement was entered in late 1996 with PT Perkasa Heavyndo of Indonesia to produce the B Series engines.

In addition, the Company has entered into alliances with business partners in various areas of the world. A joint venture was formed in 1996 with the Fiat Group companies -- Iveco (trucks and buses) and New Holland (agricultural equipment) -- to design and manufacture the next generation of 4-, 5- and 6-litre engines based on Cummins' 4- and 6-litre B Series engines. In 1996, operations at Dongfeng Motor Corporation were expanded to form a joint venture for production of C Series engines in addition to the license for B Series engines. Cummins and Scania of Sweden have a joint venture to develop a fuel system for heavy-duty diesel engines. Cummins has a joint venture with TELCO of India to manufacture the Cummins B Series engines in India for TELCO trucks. Cummins and Komatsu Ltd. of Japan have formed joint ventures to manufacture the B Series engines in Japan and high-horsepower Komatsu-designed engines in the United States. In 1995, the Company formed a joint venture with China National Heavy Duty Truck Corporation in Chongqing, previously a Cummins' licensee, to manufacture a broad line of diesel engines in China. In 1995, the Company also entered into a joint venture with Wartsila Diesel International of Finland to manufacture both diesel and natural gas engines above 2,500 horsepower. Several of the Company's subsidiaries have ventures throughout the world.

Because of the Company's increasingly global business, its operations are subject to risks, such as currency controls and fluctuations, import restrictions and changes in national governments and policies.

     Research and Development
     ________________________

Cummins conducts an extensive research and engineering program to achieve product improvements, innovations and cost reductions for its customers, as well as to satisfy legislated emissions requirements. The Company is in the midst of a program to refurbish and extend its engine range. Cummins has introduced a variety of concepts in the diesel industry that combine electronic controls, computing capability and information technology. The Company also offers alternate fueled engines for certain of its markets. As disclosed in Note 1 to the Consolidated Financial Statements, research and development expenditures approximated $235 million in 1996, $230 million in 1995 and $200 million in 1994.

     Sales and Distribution
     ______________________

While the Company has supply agreements with some customers for Cummins engines in both on- and off-highway markets, most of the Company's business is done on open purchase orders. These purchase orders usually may be canceled on reasonable notice without cancellation charges. Therefore, while incoming orders generally are indicative of anticipated future demand, the actual demand for the Company's products may change at any time. While the Company typically does not measure backlog, customers provide information about future demand, which is used by the Company for production planning. Lead times for the Company's engines are dependent upon the customer, market and application.

Historically, during the third quarter of the year, the Company has experienced modest seasonal declines in production, which have had an effect on the demand for Cummins' products during that quarter of each year.

The Company's products compete on a number of factors, including performance, price, delivery, quality and customer support. Cummins believes that its continued focus on cost, quality and delivery, extensive technical investment, full product line and customer-led support programs are key elements of its competitive position.

Cummins warrants its engines, subject to proper use and maintenance, against defects in factory workmanship or materials for either a specified time period or mileage or hours of use. Warranty periods vary by engine family and market segment.

There are approximately 6,500 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins-trained service personnel and parts are available to maintain and repair Cummins engines. The Company's parts distribution centers are located strategically throughout the world.

Cummins also sells engines, parts and related products through distributorships worldwide. The Company believes its distribution system is an important part of its marketing strategy and competitive position. Most of its North American distributors are independently owned and operated. The Company has agreements with each of these distributors, which typically are for a term of three years, subject to certain termination provisions. Upon termination or expiration of the agreement, the Company is obligated to purchase various assets of the distributorship. The purchase obligation of the Company relates primarily to inventory of the Company's products, which can be resold by the Company over a reasonable period of time. In the event the Company had been required to fulfill its obligations to purchase assets from all distributors simultaneously at December 31, 1996, the aggregate cost would have been approximately $240 million. Management believes it is unlikely that a significant number of distributors would terminate their agreements at the same time, requiring the Company to fulfill its purchase obligation.

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

     Employment
     __________

At December 31, 1996, Cummins employed 23,500 persons worldwide, approximately 8,800 of whom are represented by various unions. The Company has labor agreements covering employees in North America, South America and the United Kingdom. In 1995, members of the Diesel Workers Union and the Office Committee Union at the Company's midrange engine plant in Southern Indiana ratified 5-year agreements. In 1995, members of the Office Committee Union ratified an early agreement which extends until 1999 for offices and plants in Southern Indiana and the Company's Technical Center. In 1993, members of the Diesel Workers Union reached an agreement that extends until the year 2004. In 1995, members of the United Auto Workers at the Company's crankshaft plant in Fostoria, Ohio, reached an agreement which extends for five years. In January 1997, negotiations were completed with members of the United Auto Workers on the closure of the Company's facility in Huntsville, Alabama.

ENVIRONMENTAL COMPLIANCE
________________________

     Product Environmental Compliance
     ________________________________

Cummins engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. Cummins' products comply with emissions standards that the US Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 1997. Cummins' ability to comply with these and future emissions standards is an essential element in maintaining its leadership position in the North American regulated markets. The Company will make significant capital and research expenditures to comply with these standards. Failure to comply could result in adverse effects on future financial results.

Cummins has successfully completed the certification of its 1996 on-highway products, which include both midrange and heavy-duty engines. All of these products underwent extensive laboratory and field testing prior to their release.

Emissions Averaging, Banking and Trading regulations were promulgated by the EPA in July 1990. By selling 1994, 1995 and 1996 model year engines with emissions levels below applicable standards, Cummins generated oxides of nitrogen and particulate matter credits. Those credits expire on December 31, 1997 if not used before this date. While a portion of the Company's 1997 products will use some of these credits as part of an effort to achieve cost-effective compliance, the Company does not believe that the cost of compliance without relying on these credits would be material. The Company closely manages credit generation and use and believes that engines currently using credits will be brought into compliance during the course of normal engineering improvements or will be replaced by engines meeting future emissions standards without any material financial effect.

The next major change in emissions requirements for heavy-duty on-highway diesel engines occurs in 1998, when the oxides of nitrogen standard is lowered from 5.0 to 4.0 g/bhp-hr. 1998 is also the effective date for the Clean Fuel Fleet Vehicle program. Beginning January 1, 1998, fifty percent of new vehicles purchased by certain centrally fueled fleets in 22 ozone non-attainment areas in the United States must be powered by engines which meet a combined oxides of nitrogen plus non-methane hydrocarbon standard of 3.8 g/bhp-hr.
Design and development activities aimed at meeting these standards are well underway.

Contained in the environmental regulations are several means for the EPA to ensure and verify compliance with emissions standards. Two of the principal means are tests of new engines as they come off the assembly line, referred to as selective enforcement audits ("SEA"), and tests of field engines, commonly called in-use compliance tests. The SEA provisions have been used by the EPA to verify the compliance of heavy-duty engines for several years. In 1996, three such audit tests were performed on Cummins engines; all were passed. The failure of an SEA could result in cessation of production of the noncompliant engines and the recall of engines produced prior to the audit. In the product development process, Cummins anticipates SEA requirements when it sets emissions design targets.

No Cummins engines were chosen for in-use compliance testing in 1996. It is anticipated that the EPA will increase the in-use test rate in future years, raising the probability that one or more of the Company's engines will be selected. As with SEA testing, if an in-use test is failed, an engine recall may be necessary.

In 1996, EPA raised an issue with the Company relating to the definition of rated speed, a parameter in engine emissions certification testing. For years, the Company has been operating under a long-standing interpretation of this area of the regulations. In 1996, EPA questioned the Company's interpretation and requested further information. If the EPA maintains, and ultimately prevails in, its more stringent position, a small number of the Company's 1996 and earlier model year on-highway engines would be affected. In this event, EPA may require a recall of the affected engines and also may impose penalties. The Company believes it has a strong legal basis for its regulatory interpretation and, even if the Company had to pay penalties, these penalties would have no material financial effect on the Company.

In 1988, CARB promulgated a rule that necessitates the reporting of failures of emissions-related components when the failure rate reaches a specified level (25 component failures or one percent of build, whichever is greater). At somewhat higher failure rates (50 components or four percent of build), a recall may be required. The Company continues to monitor such failures. In 1996, there were no emissions-related failures which reached a level that required a report.

In January 1992, CARB promulgated a regulation for engines rated at or above 175 horsepower used in mobile off-highway applications. In mid-1994, the EPA also promulgated regulations for this category. The EPA regulation covers engines rated at or above 50 horsepower. In all other material respects these two regulations are the same. The effective dates are staged according to rated horsepower and began phasing in on January 1, 1996. Cummins has successfully completed certification of the majority of its mobile off-highway products which are included in the first and second phases (those with ratings between 100 to 750 horsepower). All of these products have undergone extensive laboratory and field tests prior to their release.

Emissions standards in international markets, including Europe and Japan, are becoming more stringent. Given the Company's experience in meeting US emissions standards, it believes that it is well positioned to take advantage of opportunities in these markets as the need for emissions-control capability grows.

There are several Federal and state regulations which encourage and, in some cases, mandate the use of alternate fueled heavy-duty engines. The Company currently offers natural gas fueled versions of its L10 and B5.9 engines, ranging from 150 to 300 horsepower.

Vehicles and certain industrial equipment in which diesel engines are installed must meet Federal noise standards. The Company believes that applications in which its engines are now installed meet those noise standards and that future installations also will be in compliance.

     Other Environmental Statutes and Regulations
     ____________________________________________

Cummins believes it is in compliance in all material respects with laws and regulations applicable to the plants and operations of the Company and its subsidiaries. During the past five years, expenditures for environmental control activities and environmental remediation projects at the Company's operating facilities in the United States have not been a major portion of annual capital outlays and are not expected to be material in 1997.

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

The sites at which the Company or its subsidiaries are currently named as a PRP are the following: Old City Landfill, Columbus, Indiana; Purity Oil Site, Fresno, California; Oak Grove Sanitary Landfill, Anoka County, Minnesota; Waste Disposal Engineering Landfill, Andover, Minnesota; White House Waste Oil Pits, Jacksonville, Florida; Seaboard Chemical, Jamestown, North Carolina; Double Eagle Refinery, Oklahoma City, Oklahoma; Wastex Research, East St. Louis, Illinois; North Hollywood Dump, Memphis, Tennessee; Commercial Oil, Oregon, Ohio; Berliner & Ferro, Swartz Creek, Michigan; Schnitzer Iron & Metal, St. Paul, Minnesota; Four County Landfill, Culver, Indiana; Schumann Site, South Bend, Indiana; Great Lakes Asphalt, Zionsville, Indiana; Third Site, Zionsville, Indiana; Auto-Ion, Kalamazoo, Michigan; PCB Treatment Inc., Kansas City, Kansas; ENRx, Buffalo, New York; Uniontown Landfill, Uniontown, Indiana; Sand Springs, Oklahoma; United Steel Drum, East St. Louis, Illinois; Putnam County Landfill, Cookeville, Tennessee; Enterprise Oil, Detroit, Michigan; and Wayne Reclamation & Recycling, Ft. Wayne, Indiana. The Company presently is contesting its status as a PRP at several of these sites. At some of these sites, the Company will be released from liability at the site as a de minimis PRP for a nominal amount.

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

At the Purity Oil Site, a subsidiary of the Company has been identified as a PRP and is one of several PRPs who have been issued an order by EPA to undertake remedial action at the site. The Company's subsidiary has contributed $282,000 toward the first phase of the remedial action at the site. Through the Alternative Dispute Resolution process conducted in 1996, the Company's subsidiary has agreed to fund in the range from $225,000 to $275,000 of the total estimated $12 million for a final remediation at this site. The Company has reserved these funds.

Onan Corporation, a subsidiary of the Company, has entered into an administrative agreement to participate in remediation of the Waste Disposal Engineering Landfill. The cost of remediation at this site is estimated to range from $10 million to $15 million, of which Onan expects to contribute approximately $600,000, which has been reserved fully. Construction of the major remedies at the site have been completed, leaving only treatment and periodic sampling to be accomplished. Onan also has entered into an administrative agreement for the Oak Grove Landfill. The estimated cost to remediate this site is approximately $6 million. Onan has contributed $127,000 to cover its share of the costs of remediation. Construction is complete at this site, and only treatment and periodic sampling remain. Onan has filed litigation against its insurer at Oak Grove and Waste Disposal in order to enforce its contract of insurance for both the remedial costs and all related defense costs at those sites. This litigation is in its early stages. In addition, the Steering Committees for both sites have submitted each site for reimbursement under the Minnesota Landfill Cleanup Program, a legislative initiative that would reimburse parties for remediating hazardous waste landfills. To date, Onan has been reimbursed in excess of $150,000 for both sites and anticipates further recoveries.

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

Based upon the Company's prior experiences at similar sites, however, the aggregate future cost to all PRPs to remediate these sites is not likely to be significant. In each of these cases, the Company believes that it has good defenses at several of the sites, that its percentage contribution at other sites is likely to be de minimis or that other PRPs will bear most of the future remediation costs. However, the environmental laws impose joint and several liability and, consequently, the Company's ultimate responsibility may be based upon many factors outside the Company's control and could be material in the event that the Company becomes obligated to pay a significant portion of these expenses. Based upon information presently available, the Company believes that such an outcome is unlikely and that its actual and proportionate costs of participating in the remediation of these sites will not be material.

In 1996, the Company and all of its subsidiaries completed appropriate permit applications for the new Title V Air Permitting requirements under the Clean Air Act of 1990. While the review of the applications by respective state and Federal agencies will take some months, the Company believes that appropriate permits will be issued. Additionally, the Company has not been required to undertake any significant capital or expense projects in order to meet the Title V requirements.

ITEM 2.  PROPERTIES
_______  __________

Cummins' worldwide manufacturing facilities occupy approximately 16 million square feet, including approximately 7 million square feet outside the United States. Principal manufacturing facilities in the United States include the Company's plants in Southern Indiana; Jamestown, New York; Lake Mills, Iowa; Cookeville, Tennessee; and Fridley, Minnesota, as well as an engine plant in Rocky Mount, North Carolina, which is operated in partnership with Case Corporation.

Countries of manufacture outside of the United States include England, Brazil, Mexico, France and Australia. In addition, engines and engine components are manufactured by joint ventures or independent licensees at plants in England, France, China, India, Japan, Pakistan, South Korea, Turkey and Indonesia.

Cummins believes that all of its plants have been maintained adequately, are in good operating condition and are suitable for its current needs through productive utilization of the facilities.

ITEM 3.  LEGAL PROCEEDINGS
_______  _________________

The information appearing in Note 13 to the Consolidated Financial Statements is incorporated herein by reference. The material in Item 1 "Other Environmental Statutes and Regulations" also is incorporated herein by reference.

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

                           High         Low         Dividends Declared
                          ______      _______       __________________
1996
____

First quarter            $42 7/8      $34 1/2             $.25
Second quarter            47 3/4       40 1/4              .25
Third quarter             41 7/8       36 7/8              .25
Fourth quarter            47 3/4       39                  .25

1995
____

First quarter            $46 7/8      $41 1/2             $.25
Second quarter            48 5/8       42 1/4              .25
Third quarter             47 1/4       36 5/8              .25
Fourth quarter            39 3/4       34                  .25


At December 31, 1996, the approximate number of holders of record of the Company's common stock was 4,800.

The Board of Directors in 1994 authorized repurchase by the Company of up to 2.5 million shares of its common stock. In 1996, the Company completed this program with the repurchase of .8 million shares of stock in the open market at an aggregate purchase price of $34 million, or average price of $41.35 per share. The Company repurchased 1.6 million shares at an aggregate purchase price of $69 million, or average price of $43.57 per share, in 1995 and .1 million shares at an aggregate purchase price of $5 million, or average price of $42.47 per share, in 1994. All of the acquired shares are held as common stock in treasury.

In January 1997, the Company announced that it will issue 3.75 million shares of its common stock to an employee benefits trust to fund obligations of employee benefit and compensation plans, principally retirement savings plans. Shares of the common stock held by this trust will not be used in the calculation of the Company's earnings per share until distributed from the trust and allocated to a benefit plan. The Company also announced in January 1997 repurchase of 1.3 million shares of its common stock from Ford Motor Company and that the Board of Directors has authorized the repurchase of an additional
1.7 million shares in the open market.

Certain of the Company's loan indentures and agreements contain provisions which permit the holders to require the Company to repurchase the obligations upon a change of control of the Company, as defined in the applicable debt instruments.

As more fully described in Note 10 to the Consolidated Financial
Statements, which information is incorporated herein by reference, the Company has a Shareholders' Rights Plan.

The Company's bylaws provide that Cummins is not subject to the provisions of the Indiana Control Share Act. However, Cummins is governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the Company.

ITEM 6.  SELECTED FINANCIAL DATA
_______  _______________________

$ Millions, Except
per Share Amounts            1996      1995      1994      1993      1992
_____________________       ______    ______    ______    ______    ______

Net sales                   $5,257    $5,245    $4,737    $4,248    $3,749
Net earnings (loss)            160       224       253       177      (190)
Earnings (loss) per share:
  Primary                     4.01      5.52      6.11      4.79     (6.01)
  Fully diluted               4.01      5.52      6.11      4.63     (6.01)
Cash dividends per share      1.00      1.00      .625       .20       .10
Total assets                 3,369     3,056     2,706     2,390     2,230
Long-term debt                 283       117       155       190       412

In 1995, the Company's results included restructuring charges of $118 million ($77 million after taxes) to reduce the worldwide work force and to close or restructure selected operations in Europe, Brazil and North America. Net earnings in 1995 also included release of the tax valuation allowance of $68 million.

In 1993, the Company sold 2.6 million shares of its common stock in a public offering and used a portion of the proceeds to redeem $77 million in principal amount of the Company's outstanding 9 3/4 percent sinking fund debentures. This early extinguishment of debt resulted in an extraordinary charge of $6 million.

In 1992, the Company's results included a charge of $251 million for the cumulative effect of changes in accounting as prescribed by SFAS Nos. 106, 109 and 112 related to accounting for retirees' health care and life insurance benefits, income taxes and postemployment benefits. In 1992, the Company sold 4.6 million shares of its common stock in a public offering and used a portion of the proceeds to extinguish $71 million of debt of Consolidated Diesel Company, an unconsolidated, 50-percent owned partnership, $8 million of the Company's 8 7/8 percent sinking fund debentures and $11 million of a 15-percent note payable to an insurance company. These early extinguishments of debt resulted in an extraordinary charge of $6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
_______  _____________________________________________________________

OVERVIEW
________

In 1996, the Company had record sales of $5.3 billion, $12 million higher than 1995 and 11 percent higher than 1994. This record performance was achieved despite a 27-percent reduction in engine shipments to the North American heavy-duty truck market as a result of the slowdown in that market. The Company shipped 332,300 engines in 1996, compared to 338,900 in 1995 and 304,300 in 1994 as follows:

Engine Shipments                  1996        1995        1994
________________                 _______     _______     _______

Midrange engines                 237,400     222,100     195,600
Heavy-duty engines                85,000     107,300      99,900
High-horsepower engines            9,900       9,500       8,800
                                 _______     _______     _______
Total engine shipments           332,300     338,900     304,300
                                 _______     _______     _______

Net earnings were $160 million, or $4.01 per share, in 1996. Net earnings were $224 million, or $5.52 per share, in 1995 and $253 million, or $6.11 per share, in 1994.

RESULTS OF OPERATIONS
_____________________

The percentage relationship between net sales and other elements of the Company's Consolidated Statement of Earnings for each of the last three years was:

Percent of Net Sales                         1996      1995      1994
____________________                         _____     _____     _____
Net sales                                    100.0     100.0     100.0
Cost of goods sold                            77.5      75.8      75.0
                                             _____     _____     _____
Gross profit                                  22.5      24.2      25.0
Selling & administrative expenses             13.8      13.2      13.5
Research & engineering expenses                4.8       5.0       5.0
Net expense (income) of joint ventures
 and alliances                                   -         -       (.1)
Interest expense                                .3        .2        .4
Other (income) expense, net                    (.5)       .2         -
Restructuring charges                            -       2.2         -
                                               ___       ___       ___
Earnings before income taxes                   4.1       3.4       6.2
Provision (credit) for income taxes            1.1       (.9)       .9
                                               ___       ___       ___
Net earnings                                   3.0       4.3       5.3
                                               ___       ___       ___

     Sales by Market
     _______________

The Company's sales for each of its key markets during the last three years were:
                               1996              1995              1994
                         ________________  ________________  ________________

$ Millions               Dollars  Percent  Dollars  Percent  Dollars  Percent
__________               _______  _______  _______  _______  _______  _______

Automotive:
 Heavy-duty truck         1,261      24     1,550      30     1,483     31
 Midrange truck             587      11       607      11       500     11
 Bus and light
  commercial vehicles       599      12       532      10       469     10
Power generation          1,213      23     1,092      21       980     21
Industrial                  863      16       776      15       686     14
Filtration and other        734      14       688      13       619     13
                          _____     ___     _____     ___     _____    ___
Net sales                 5,257     100     5,245     100     4,737    100
                          _____     ___     _____     ___     _____    ___

     Automotive
     __________

Sales to the heavy-duty truck market were almost 20 percent lower than in 1995 and 15 percent lower than 1994. The lower level of sales in 1996 was due to a decline in demand for the North American heavy-duty truck market. In 1996, factory retail sales of heavy-duty trucks in North America were 23 percent lower than the previous year's level. This lower market size resulted in the Company's lower level of engine shipments in North America. Cummins continued to lead this market, however, with a market share of 35 percent in 1996. The Company's market share was 35 percent in 1995 and 34 percent in 1994. In the fourth quarter of 1996, the North American market was stronger, indicating it may be reaching the bottom of the current down cycle.

International engine shipments for heavy-duty trucks were 14 percent lower than in 1995 and 49 percent below 1994. The decline in engine shipments in 1996 was due primarily to lower demand in European markets. However, in the fourth quarter, certain international markets showed signs of improvement, particularly in Mexico.

Sales of engines for the midrange truck market in 1996 were 3 percent lower than 1995 and 17 percent higher than in 1994. Overall, there was a decrease in demand for medium-duty trucks in North America during 1996, which caused a 3-percent decline in the Company's engine shipments in North America. Midrange engines for international markets were 7 percent higher than in 1995 and 16 percent higher than 1994, primarily in Brazil and Mexico.

In the bus and light commercial vehicles market, sales were 13 percent higher than 1995 and 28 percent higher than 1994. The increase in 1996 was due to record demand for the Company's midrange engines in the Dodge Ram pickup truck, which was 13 percent above 1995.

     Power Generation
     ________________

Sales of power generation represented 23 percent of the Company's net sales in 1996. Record sales of $1.2 billion in 1996 were $121 million higher, a 11-percent increase compared to 1995, and $233 million, or 23 percent higher, than 1994. The increase in sales in 1996 was due to a 20-percent increase in international markets, reflecting strong demand in China, India and Southeast Asia.

     Industrial
     __________

Record sales of $863 million to industrial markets were 11 percent higher than 1995 and 26 percent higher than 1994. The increase in sales in 1996 was primarily due to strong demand for construction applications in both North American and international markets. In addition, there was strong demand for the Company's engines in marine applications worldwide in 1996, almost 30 percent above 1995 and 55 percent higher than 1994.

     Filtration and Other
     ____________________

Sales of $734 million in 1996 for filtration and other products were 7 percent higher than 1995 and 19 percent higher than 1994. The increase in sales during 1996 was due primarily to strong demand in international markets.

     Gross Profit
     ____________

The Company's gross profit percentage was 22.5 percent of net sales in 1996, compared to 24.2 percent in 1995 and 25.0 percent in 1994.

The Company's gross profit was affected by several factors in 1996, the most significant of which was the decline in heavy-duty engine production that resulted in lower fixed cost absorption. Gross profit also was affected by the softer market for midrange truck engines, higher sales of lower margin power generation products, and costs associated with the restructuring actions and new product introductions. While restructuring activities are proceeding, as reflected by gains on disposals of certain operations in "other income", expenses associated with implementation of certain of these
actions adversely affected gross profit.   As disclosed in Note 13 to
the Consolidated Financial Statements, the Company has entered into commodity swap contracts that have the effect of fixing the cost of certain material purchases.

The cost of product coverage programs was 2.7 percent of net sales in 1996, compared to 2.4 percent of net sales in 1995 and 2.3 percent of net sales in 1994.

     Operating Expenses
     __________________

Selling and administrative expenses were $725 million (13.8 percent of net sales) in 1996, compared to $692 million (13.2 percent of net sales) in 1995 and $641 million (13.5 percent of net sales) in 1994. In 1996, expenditures associated with the restructuring actions, marketing programs and new product launches offset the decrease in salaries and wages as a result of headcount reductions.

Research and engineering expenses of $252 million in 1996 were 4.8 percent of net sales, compared to $263 million in 1995 and $238 million in 1994, both of which were 5.0 percent of net sales.

In 1996, the Company's share of start-up losses of its joint venture with Wartsila were offset by earnings from Kirloskar Cummins, due to strong demand in its markets.

     Other Income and Expense
     ________________________

Interest expense of $18 million was $5 million higher than 1995 due to the higher level of borrowings. In 1996, other income of $24 million was due to interest income and gains on the disposal of certain operations and businesses associated with the restructuring actions.

     Restructuring Charges
     _____________________

As disclosed in Note 2 to the Consolidated Financial Statements, results of operations in 1995 included restructuring charges of $118 million ($77 million after taxes) for costs to consolidate operations and reduce the worldwide work force. Approximately 2,300 employees have separated from the Company as a result of the actions.

     Provision for Income Taxes
     __________________________

The Company's income tax provision in 1996 was $54 million, an effective tax rate of 25 percent, reflecting tax breaks on export sales and $6 million for reinstatement of the research tax credit in the second half of 1996. Tax provisions of the Small Business Job Protection Act that was signed into law in August 1996 included reinstatement of this credit for an 11-month period, beginning July 1, 1996.

The Company reduced its valuation allowance for tax benefit carryforwards $68 million in 1995 and $32 million in 1994. The tax provision for 1995 also included a credit of $35 million for additional tax benefits related to the amendment of prior years' returns.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

$ Millions                                      1996     1995     1994
__________                                      ____     ____     ____
Net cash provided by operating activities       $193     $406     $376
Net cash used in investing activities           (259)    (373)    (261)
Net cash (used in) provided by operating        _____    _____    _____
 and investing activities                       ( 66)      33      115
Net cash provided from (used for)
 financing activities                            110     (121)    ( 50)
Effect of exchange rate changes on cash            4        1        5
                                                ____     ____     ____
Net change in cash & cash equivalents           $ 48     $(87)    $ 70
                                                ____     ____     ____

During 1996, net cash used in operating and investing activities was $66 million. The lower level of net cash provided by operating activities was due to net cash requirements for the restructuring activities, including increased inventories at certain locations, and an increase in accounts receivable. In the second quarter of 1996, an agreement for the sale of up to $110 million of accounts receivable was not renewed by the Company, which resulted in the increase in receivables. Capital expenditures during 1996 were $304 million, compared to $223 million in 1995 and $238 million in 1994. The increased level of expenditures in 1996 was related to continued investments for new products. The Company expects a significant increase in these expenditures in 1997, some of which may be funded externally.

Investments in joint ventures and alliances of $5 million reflected the net effect of repayment of temporary advances to Consolidated Diesel at the end of 1995 and capital contributions of $50 million during 1996, primarily to the Company's joint venture with Wartsila. The Company expects to continue to make investments in certain of its joint ventures during 1997.

Net cash provided from financing activities was $110 million in 1996. As disclosed in Note 5 to the Consolidated Financial Statements, the Company issued commercial paper in 1996 to replace a financing arrangement whereby receivables were previously sold without recourse. A subsidiary of the Company also issued notes in 1996, which resulted in net proceeds of $100 million. In February 1997, the Company issued $120 million in debentures under its shelf registration statement.

As disclosed in Note 9 to the Consolidated Financial Statements, the Company completed a program begun in 1994 to repurchase 2.5 million shares of its common stock. In January 1997, the Company repurchased
1.3 million shares of its common stock from Ford Motor Company and was authorized by the Board of Directors to repurchase an additional 1.7 million shares in the open market. In January 1997, the Company also announced that it will issue 3.75 million shares of its common stock to an employee benefits trust.

Forward-looking Statements
__________________________

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which Cummins operates, management's beliefs and assumptions made by management. Words, such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Cummins undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include increasing price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; the mix of products; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes, including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the cyclical nature of Cummins' business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support Cummins' future business.

These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
_______  __________________________________________

See Index to Financial Statements on page 28.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
_______  ____________________________________________________

None.
                              PART III
                              ________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________  __________________________________________________

The information appearing under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 1, 1997 ("the Proxy Statement") is incorporated by reference in partial answer to this item. Except as otherwise specifically incorporated by reference, the Proxy Statement is not to be deemed filed as part of this report.

The executive officers of the Company at December 31, 1996 are set forth below. The Chairman of the Board and President are elected annually by the Board of Directors at the Board's first meeting following the Annual Meeting of the Shareholders. Other officers are appointed by the Chairman and ratified by the Board of Directors and hold office for such period as the Board of Directors or Chairman of the Board may prescribe.

                           Present Position and Business Experience
     Name          Age     During Last 5 Years
_______________    ___     __________________________________________________

Mark E. Chesnut     49     Vice President - Corporate Responsibility & Public
                           Affairs (1995 to present), Vice President - Quality
                           & Organizational Effectiveness (1992 to 1995)

C. Roberto Cordaro  46     Executive Vice President, Group President -
                           Automotive (1996 to present), Group Vice
                           President - Marketing (1990 to 1996)

John K. Edwards     52     Executive Vice President, Group President - Power
                           Generation and International (1996 to present), Vice President - International (1989 to 1996)

Mark R. Gerstle     41     Vice President - General Counsel and Secretary
                           (1995 to present), Assistant General Counsel
                           (1991 to 1995)

James A. Henderson  62     Chairman and Chief Executive Officer (1995 to
                           present), President & Chief Executive Officer
                           (1994 to 1995), President and Chief Operating
                           Officer (1977-1994)

M. David Jones      49     Vice President - Filtration Group and President,
                           Fleetguard, Inc. (1996 to present), Vice
                           President - Aftermarket Group (1989 to 1996)

F. Joseph Loughrey  47     Executive Vice President, Group President -
                           Industrial and Chief Technical Officer (1996 to
                           present), Group Vice President - Worldwide
                           Operations & Technology (1995 to 1996), Group
                           Vice President - Worldwide Operations (1990 to
                           1995)

John McLachlan      64     Vice President - Corporate Controller (1991
                           to present

Kiran M. Patel      48     Vice President and Chief Financial Officer
                           (1996 to present), President - Fleetguard, Inc.
                           (1993 to 1996), President - CUMBRASIL
                           (1990 to 1993)

Brenda S. Pitts     46     Vice President - Human Resources (1991 to present)

Theodore M. Solso   49     President and Chief Operating Officer (1995 to
                           present), Executive Vice President and Chief
                           Operating Officer (1994 to 1995), Executive Vice
                           President - Operations (1992 to 1994)


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

The Company has adopted various benefit and compensation plans covering officers and other key employees under which certain benefits become payable upon a change of control of the Company. Cummins also has adopted an employee retention program covering approximately 600 employees of the Company and its subsidiaries, which provides for the payment of severance benefits in the event of termination of employment following a change of control of Cummins. The Company and its subsidiaries also have severance programs for other exempt employees of the Company whose employment is terminated following a change of control of the Company. Certain of the pension plans covering employees of the Company provide, upon a change of control of Cummins, that excess plan assets become dedicated solely to fund benefits for plan participants.

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

                                PART IV
                                _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
________  _______________________________________________________________

Documents filed as a part of this report:

     1. See Index to Financial Statements on page 28 for a list of the financial statements filed as a part of this report.

     2. See Exhibit Index on page 54 for a list of the exhibits filed or incorporated herein as a part of this report.

No reports on Form 8-K were filed during the fourth quarter of 1996.

                      INDEX TO FINANCIAL STATEMENTS
                      _____________________________


                                                               Page
                                                               ____

Management's Responsibility for Financial Statements            29
Report of the Independent Public Accountants                    30
Consolidated Statement of Earnings                              31
Consolidated Statement of Financial Position                    32
Consolidated Statement of Cash Flows                            34
Consolidated Statement of Shareholders' Investment              36
Notes to Consolidated Financial Statements                      38
Quarterly Financial Data                                        50

         MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
         ____________________________________________________


Management is responsible for the preparation of the Company's consolidated financial statements and all related information appearing in this Form 10-K. The statements and notes have been prepared in conformity with generally accepted accounting principles and include some amounts which are estimates based upon currently available information and management's judgment of current conditions and circumstances. The Company engaged Arthur Andersen LLP, independent public accountants, to examine the consolidated financial statements. Their report appears on the following page.

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

The Board of Directors has an Audit Committee whose members are not employees of the Company. The committee met four times in 1996 with management, internal auditors and representatives of the Company's independent public accountants to review the Company's program of internal controls, audit plans and results, and the recommendations of the internal and external auditors and management's responses to those recommendations.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ________________________________________

To the Shareholders and Board of Directors of Cummins Engine Company,
Inc.:

We have audited the accompanying consolidated statement of financial position of Cummins Engine Company, Inc., (an Indiana corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, cash flows and shareholders' investment for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cummins Engine Company, Inc., and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                               Arthur Andersen LLP
Chicago, Illinois,
January 27, 1997.

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                    __________________________________



Millions, Except per Share Amounts           1996       1995       1994
__________________________________          ______     ______     ______

Net sales                                   $5,257     $5,245     $4,737
Cost of goods sold                           4,072      3,974      3,551
                                            ______     ______     ______
Gross profit                                 1,185      1,271      1,186
Selling & administrative expenses              725        692        641
Research & engineering expenses                252        263        238
Net expense (income) of joint
 ventures and alliances                          -          2         (4)
Interest expense                                18         13         17
Other (income) expense, net                    (24)         6          -
Restructuring charges                            -        118          -
                                             _____      _____      _____
Earnings before income taxes                   214        177        294
Provision (credit) for income taxes             54        (47)        41
                                             _____      _____      _____
Net earnings                                 $ 160      $ 224      $ 253
                                             _____      _____      _____

Earnings per share                           $4.01      $5.52      $6.11


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________



Millions, Except per Share Amounts                     December 31,
__________________________________                   1996        1995
                                                    ______      ______
Assets
Current assets:
 Cash and cash equivalents                          $  108      $   60
 Receivables                                           669         597
 Inventories                                           587         513
 Other current assets                                  189         218
                                                     _____       _____
                                                     1,553       1,388
                                                     _____       _____
Investments and other assets:
 Investments in joint ventures and alliances           207         211
 Other assets                                          119         115
                                                     _____       _____
                                                       326         326
                                                     _____       _____
Property, plant and equipment:
 Land and buildings                                    460         436
 Machinery, equipment and fixtures                   1,931       1,875
 Construction in progress                              270         164
                                                     _____       _____
                                                     2,661       2,475
 Less accumulated depreciation                       1,375       1,327
                                                     _____       _____
                                                     1,286       1,148
                                                     _____       _____

Intangibles, deferred taxes & deferred charges         204         194
                                                    ______      ______
Total assets                                        $3,369      $3,056
                                                    ______      ______

Liabilities and shareholders' investment
Current liabilities:
 Loans payable                                      $   93      $   60
 Current maturities of long-term debt                   39          42
 Accounts payable                                      380         376
 Accrued salaries and wages                             84          85
 Accrued product coverage & marketing expenses         126         152
 Income taxes payable                                   16          30
 Other accrued expenses                                283         308
                                                     _____       _____
                                                     1,021       1,053
                                                     _____       _____
Long-term debt                                         283         117
                                                     _____       _____
Other liabilities                                      753         703
                                                     _____       _____
Shareholders' investment:
 Common stock, $2.50 par value, 43.9 shares issued     110         110
 Additional contributed capital                        929         926
 Retained earnings                                     535         406
 Common stock in treasury,at cost,4.5 & 3.7 shares    (169)       (135)
 Unearned compensation                                ( 46)        (51)
 Cumulative translation adjustments                   ( 47)        (73)
                                                     _____       _____
                                                     1,312       1,183
                                                     _____       _____

Total liabilities & shareholders' investment        $3,369      $3,056
                                                    ______      ______


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ____________________________________



Millions                                          1996       1995       1994
________                                         ______     ______     ______

Cash flows from operating activities:
 Net earnings                                    $ 160      $ 224      $ 253
                                                 _____      _____      _____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
  Depreciation and amortization                    149        143        128
  Restructuring actions                           ( 42)       114          -
  Accounts receivable                             ( 56)      ( 91)      ( 37)
  Inventories                                     ( 62)         3       ( 46)
  Accounts payable and accrued expenses             28         99         69
  Deferred income taxes                             17       (100)      (  7)
  Other                                           (  1)        14         16
                                                  ____       ____       ____
  Total adjustments                                 33        182        123
                                                  ____       ____       ____
 Net cash provided by operating activities         193        406        376
                                                  ____       ____       ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                       (304)      (223)      (238)
  Disposals                                         26          6          5
 Investments in joint ventures and alliances      (  5)      (147)      (  9)
 Other                                              24       (  9)      ( 19)
                                                  _____      _____      _____
 Net cash used in investing activities            (259)      (373)      (261)
                                                  _____      _____      _____
Net cash (used in) provided by operating
 and investing activities                         ( 66)        33        115
                                                  _____      ____       ____
Cash flows from financing activities:
 Proceeds from borrowings                          200          2          -
 Payments on borrowings                           ( 47)      ( 37)      ( 34)
 Net borrowings under credit agreements             32         19         17
 Repurchases of common stock                      ( 34)      ( 69)      (  5)
 Dividend payments                                ( 40)      ( 40)      ( 26)
 Other                                            (  1)         4       (  2)
                                                  _____      _____      _____
 Net cash provided from (used for)
  financing activities                             110       (121)      ( 50)
                                                  ____       _____      _____

Effect of exchange rate changes on cash              4          1          5
                                                  ____       _____      ____
Net change in cash and cash equivalents             48       ( 87)        70
Cash & cash equivalents at beginning of year        60        147         77
                                                  ____       ____       ____
Cash & cash equivalents at end of year            $108       $ 60       $147
                                                  ____       ____       ____
Cash payments during the year for:
 Interest                                         $ 16       $ 13       $ 19
 Income taxes                                       40         59         43


The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
           __________________________________________________



Millions, Except per Share Amounts                1996      1995      1994
__________________________________               ______    ______    ______

Convertible preference stock, no par value,
 1.0 shares authorized:
 Beginning balance (.2 shares)                   $    -    $    -    $  112
 Converted to common stock or redeemed
  (.2 shares)                                         -         -      (112)
                                                  _____     _____     ______
 Ending balance                                       -         -         -
                                                  _____     _____     _____
Common stock, $2.50 par value, 150.0 shares
 authorized:
 Beginning balance (43.9, 43.8 & 40.6 shares)       110       109       101
 Conversion of preference stock & debt
  (2.9 shares)                                        -         -         7
 Other (.1 and .3 shares)                             -         1         1
                                                  _____     _____     _____
 Ending balance (43.9, 43.9 & 43.8 shares)          110       110       109
                                                  _____     _____     _____
Additional contributed capital:
 Beginning balance                                  926       927       823
 Conversion of preference stock and debt              -         -       104
 Other                                                3        (1)        -
                                                  _____     ______    _____
 Ending balance                                     929       926       927
                                                  _____     _____     _____
Retained earnings:
 Beginning balance                                  406       232         4
 Net earnings for the year                          160       224       253
 Cash dividends declared                           ( 40)      (40)     ( 26)
 Additional minimum liability for pensions            9       (10)        1
                                                  _____     _____     _____
 Ending balance                                     535       406       232
                                                  _____     _____     _____
Common stock in treasury:
 Beginning balance (3.7, 2.2 & 2.1 shares)         (135)      (72)     ( 67)
 Stock repurchased (.8, 1.6 and .1 shares)         ( 34)      (69)     (  5)
 Stock issued (.1 shares)                             -         6         -
                                                  ______    ______    ______
Ending balance (4.5, 3.7 & 2.2 shares)             (169)     (135)     ( 72)
                                                  ______    ______    ______

Unearned compensation:
 Beginning balance                                 ( 51)      (55)     ( 59)
 Shares allocated to participants                     5         4         4
                                                  ______    ______    ______
 Ending balance                                    ( 46)      (51)     ( 55)
                                                  ______    ______    ______

Cumulative translation adjustments:
 Beginning balance                                 ( 73)      (69)      (93)
 Adjustments                                         26       ( 4)       24
                                                  ______    ______    ______
 Ending balance                                    ( 47)      (73)      (69)
                                                  _____     _____     _____
Shareholders' investment                         $1,312    $1,183    $1,072
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


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include the accounts of Cummins Engine Company, Inc., and its majority-owned subsidiaries. Affiliated companies in which Cummins does not have a controlling interest are accounted for using the equity method.

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

Product Coverage Programs: Estimated costs of commitments for product coverage programs are charged to earnings at the time the Company sells its products.

Foreign Currency: The Company uses the local currency as the functional currency for its manufacturing operations outside the United States, except those in Brazil and Mexico for which it uses the US dollar. At operations which use the local currency as the functional currency, results are translated into US dollars using average exchange rates for the year, while assets and liabilities are translated into US dollars using year-end exchange rates. The resulting translation adjustments are recorded as a separate component of shareholders' investment; gains and losses from foreign currency transactions are included in net earnings. At the Company's operations in Brazil and Mexico, cash and certain other monetary assets and liabilities (such as receivables and payables) and revenues and expenses are translated into US dollars using current exchange rates. Inventories and nonmonetary assets, such as fixed assets, are translated into US dollars using historical exchange rates. The resulting translation adjustments and gains and losses from foreign currency transactions are reflected in net earnings.

Research & Development: Expenditures for research and development of new products, as well as engineering expenditures during early production and ongoing efforts to improve existing products, are charged to earnings as incurred, net of contract reimbursements. Research and development costs approximated $235 in 1996, $230 in 1995 and $200 in 1994.

Cash Equivalents: Cash equivalents are investments that are readily convertible to known amounts of cash and have original maturities of three months or less.

Inventories: The Company accounts for approximately 25 percent of its inventories using the last-in, first-out (LIFO) cost method. These LIFO inventories include substantially all of the Company's US heavy-duty and high-horsepower engine and engine parts inventories. All other inventories are valued at the lower of first-in, first-out
(FIFO) cost or net realizable value.
                                            December 31,
Inventories                               1996        1995
___________                               ____        ____
Finished products                         $334        $283
Work-in-process & raw materials            319         292
                                          ____        ____
Inventories at FIFO cost                   653         575
Excess of FIFO over LIFO                   (66)        (62)
                                          ____        ____
Inventories                               $587        $513
                                          ____        ____

Property, Plant and Equipment: The Company depreciates substantially all engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. Depreciation of all other equipment is computed using the straight-line method for financial reporting purposes. The estimated service lives to compute depreciation range from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures. Where appropriate, the Company uses accelerated depreciation methods for tax purposes. Maintenance and repair costs are charged to earnings as incurred.

Earnings Per Share: Primary earnings per share are computed by subtracting preference stock dividend requirements from net earnings and dividing that amount by the weighted-average number of common shares outstanding during each year. Fully diluted earnings per share are computed by dividing net earnings by the weighted-average number of shares outstanding, assuming the exercise of stock options and the conversion of debt and preference stock to common stock.

NOTE 2. RESTRUCTURING CHARGES: Results of operations in 1995 included restructuring charges of $118 ($77 after taxes) for costs to reduce the worldwide work force through a series of actions, including voluntary and involuntary separations, retirements and plant consolidations. Facility consolidations included closing or restructuring selected operations in Europe, Brazil and North America. The components of the restructuring charges were:

Work force reductions ............$ 82
Asset write downs.................  32
Other                                4
                                   ___
Total                             $118
                                  ____

Estimated costs for work force reductions were based on amounts pursuant to benefit programs and contractual provisions or statutory requirements at the affected operations. Approximately $53 has been charged to the liabilities as of December 31, 1996.

NOTE 3. OPERATING LEASES: Certain of the Company's manufacturing plants, warehouses and offices are leased facilities. The Company also leases manufacturing and office equipment. Most of these leases require fixed rental payments, expire over the next ten years and can be renewed or replaced with similar leases. Rental expense under these leases approximated $55 in each of the last three years. Future minimum payments for leases with original terms of more than one year are $32 in 1997, $28 in 1998, $22 in 1999, $18 in 2000, $15 in 2001 and $59
thereafter.

NOTE 4.  INVESTMENTS IN JOINT VENTURES AND ALLIANCES:

                                            December 31,
                                          1996         1995
                                          ____         ____
Cummins Wartsila                          $ 59         $ 31
Consolidated Diesel                         38           96
Kirloskar Cummins                           36           27
Chongqing Cummins                           16           15
Tata Cummins                                13           13
Behr America                                12           12
Cummins Komatsu                              9            3
Other                                       24           14
                                          ____         ____
Carrying value                            $207         $211
                                          ____         ____

Summary financial information for these 50-percent or less owned joint ventures and alliances:

Earnings Data                         1996        1995       1994
_____________                        ______      ______     ______
Net sales                            $1,328      $1,091     $ 914
Earnings                                  2           6        15
Cummins' share                            -          (2)        4

                                                     December 31,
Balance Sheet Data                                 1996        1995
__________________                                 ____        ____
Current assets                                     $458        $330
Noncurrent assets                                   478         340
Current liabilities                                (305)       (231)
Noncurrent liabilities                             (248)       ( 63)
                                                   ____        ____
Net assets                                         $383        $376
                                                   ____        ____
Cummins' share                                     $207        $211
                                                   ____        ____

In connection with various joint venture agreements, the Company is required to purchase engine products in amounts to provide for the recovery of specified costs of the joint venture. Under the agreement with Consolidated Diesel, Cummins purchases approximated $540 in 1996 and 1995, with future minimum purchases of $6 in 1997 and 1998, $9 in 1999, $10 in 2000 and 2001 and $85 thereafter. The Company's carrying value of Consolidated Diesel at December 31, 1995 included temporary financing of $50 that was repaid to Cummins in 1996.

NOTE 5.  LONG-TERM DEBT:
                                                    December 31,
Long-term Debt                                     1996       1995
______________                                     ____       ____
8.2% notes, due 2003                               $108       $  -
Commercial paper                                     90          -
10.35%-10.65% medium-term notes, through 1998        35         73
Guaranteed notes of ESOP Trust, due 1998             67         68
Other                                                22         18
                                                   ____       ____
Total indebtedness                                  322        159
Less current maturities                              39         42
                                                   ____       ____
Long-term debt                                     $283       $117
                                                   ____       ____

Aggregate maturities of long-term debt for the five years subsequent to December 31, 1996 are $39, $101, $19, $18 and $20. At December 31,
1996 and 1995, the weighted-average interest rate on loans payable and current maturities of long-term debt was 7 percent and 8 percent, respectively.

In 1996, a subsidiary of the Company issued 8.2 percent notes, which resulted in net proceeds of $100.

The Company maintains a revolving credit agreement, under which there were no outstanding borrowings at December 31, 1996 or 1995. In 1996, the agreement was amended, increasing the available amount from $300 to $400 and extending the term to 2001. The revolving credit agreement supported commercial paper borrowings at December 31, 1996. The commercial paper initially was issued as replacement financing for an arrangement whereby the Company sold up to $110 receivables without recourse. The agreement for the sale of receivables expired in the second quarter of 1996 and was not renewed by the Company. The Company also maintains other domestic and international credit lines with approximately $90 available at December 31, 1996.

The Company has guaranteed the outstanding borrowings of its ESOP Trust. Cash contributions to the Trust, together with the dividends accumulated on the common stock held by the Trust, are used to pay interest and principal due on the notes. Cash contributions and dividends to the ESOP Trust and the Company's compensation expense approximated $10 in each year. The unearned compensation, which is reflected as a reduction to shareholders' investment, represents the historical cost of the ESOP Trust's shares of common stock that have not yet been allocated to participants.

In February 1997, the Company issued $120 of 6.75 percent debentures that mature in 2027. Holders have a 1-time option in 2007 to redeem the debentures. The Company also has a recall right after ten years.

NOTE 6.  OTHER LIABILITIES:
                                                     December 31,
Other Liabilities                                   1996       1995
_________________                                   ____       ____
Accrued retirement & post-employment benefits       $530       $533
Accrued product coverage & marketing expenses        112         86
Deferred taxes                                        28         21
Accrued compensation                                  28         21
Other                                                 55         42
                                                    ____       ____
Other liabilities                                   $753       $703
                                                    ____       ____

NOTE 7.  INCOME TAXES:

Tax Provision                              1996     1995      1994
_____________                              ____     ____      ____
Current:
 US Federal and state                      $22      $ 30      $29
 Foreign                                    15        23       19
                                            __       ___       __
                                            37        53       48
                                            __       ___       __
Deferred:
 US Federal and state                        -      ( 93)      (9)
 Foreign                                    17      (  7)       2
                                            __      _____     ____
                                            17      (100)      (7)
                                           ___      _____     ___
Tax provision (credit)                     $54     $( 47)     $41
                                           ___     ______     ___

The Company expects to realize all of its tax assets, including the use of all carryforwards before any expiration. A valuation allowance previously maintained against tax carryforward benefits was released to earnings as a reduction of income tax expense in the amount of $68 in 1995 and $32 in 1994. Tax benefits of $35 also were recorded as a reduction to income tax expense in 1995 for changes in the treatment of foreign tax credits and foreign sales corporation benefits for prior years.

Significant components of the Company's net deferred tax assets relate to the following tax effects of differences between financial and tax reporting:
                                                           December 31,
Net Deferred Tax Assets                                   1996       1995
_______________________                                   ____       ____

US accrued employee benefits                              $247       $236
US accrued product coverage & marketing expenses            72         73
Restructuring charges                                       10         25
US plant & equipment                                      (125)      (124)
Other net US differences                                    21          7
Net foreign taxable differences, primarily plant
 and equipment                                            ( 23)      (  7)
US Federal carryforward benefits:
 General business tax credits, expiring 2000 to 2010        45         58
 Minimum tax credits, no expiration                          9         11
                                                          ____       ____
Net deferred tax assets                                   $256       $279
                                                          ____       ____
Balance Sheet Classification
____________________________
Current assets                                            $131       $164
Noncurrent assets                                          153        136
Noncurrent liabilities                                     (28)       (21)
                                                           ___       ____
Net deferred tax assets                                   $256       $279
                                                          ____       ____

Earnings before income taxes and differences between the effective tax rate and US Federal income tax rates were:

                                                  1996      1995      1994
                                                  ____      ____      ____
Earnings before income taxes:
  US                                              $134      $135      $181
  International                                     80        42       113
                                                  ____      ____      ____
                                                  $214      $177      $294
                                                  ____      ____      ____

Tax at 35 percent US statutory rate               $ 75      $ 62      $103
Adjustment to beginning-of-year
 valuation allowance                                 -       (68)      (32)
Change in treatment of foreign tax credit
 and foreign sales corporation benefits
 of prior years                                      -       (35)        -
Research tax credits                               ( 6)      ( 6)      ( 9)
Current-year foreign sales corporation benefits    (11)      ( 5)        -
Differences in rates and taxability of foreign
 subsidiaries                                        -         -       (18)
All other, net                                     ( 4)        5       ( 3)
                                                  ____      _____     ____
Tax provision (credit)                            $ 54      $(47)     $ 41
                                                  ____      _____     ____

NOTE 8. RETIREMENT PLANS: The Company has various contributory and noncontributory pension plans covering substantially all employees. Benefits for salaried plans generally are based upon annual compensation, and benefits under the hourly plans generally are based upon various monthly amounts for each year of service. The Company has a non-qualified excess benefit plan that provides certain employees with defined retirement benefits in excess of qualified plan limits imposed by US tax law. In addition, the Company has a plan that provides officers and other key employees with term life insurance during active employment and supplemental retirement benefits.

Pension Cost                         1996       1995       1994
____________                         ____       ____       ____
Service cost                         $ 45       $ 40       $ 42
Interest cost                         104         99         89
Asset return:
 Actual                              (155)      (214)       (26)
 Deferred                              39        110)       (79)
Transition asset amortization        (  9)       ( 9)       ( 9)
Other                                  16         14         12
                                     ____       ____       ____
Pension cost                         $ 40       $ 40       $ 29
                                     ____       ____       ____


                                                  December 31
Funded Status                                 1996          1995
_____________                               ________       ________
Benefit obligation:
 Vested                                     $(1,286)       $(1,139)
 Accumulated                                $(1,410)       $(1,332)
                                             _______        _______
 Projected                                  $(1,491)       $(1,467)
Plan assets                                   1,555          1,367
                                             ______         _______
Funded status                                    64         (  100)
Unrecognized:
 Experience gain                             (  114)        (   26)
 Prior service cost                              70            106
 Transition asset                            (   21)        (   29)
Additional liability                         (   35)        (   63)
                                             _______        _______
Accrued liability                           $(   36)       $(  112)
                                            ________       ________

The projected benefit obligation for under-funded plans was $694 at December 31, 1996 and $688 at December 31, 1995, of which $109 and $168, respectively, was recorded as a liability. The projected benefit obligation for the Company's principal plans was determined using a weighted-average discount rate of 7.75 percent in 1996 and 7 percent in 1995. The long-term rate of return on assets was assumed to be 9.25 percent in 1996 and 10 percent in 1995. The assumed long-term rate of compensation increase for salaried plans approximated expected inflation in both 1996 and 1995.

It is the Company's policy to make contributions to plans sufficient to meet the funding requirements of applicable laws and regulations, plus such additional amounts as deemed to be appropriate. Plan assets consisted principally of equity securities and corporate and fixed-income Government obligations. Cummins common stock represented 6 percent of plan assets at December 31, 1996.

While the Company provides certain health care and life insurance benefits to eligible retirees and their dependents, it reserves the right to change benefits covered under these plans. The plans are contributory, with retirees' contributions adjusted annually, and contain other cost-sharing features, such as deductibles, coinsurance and spousal contributions. The general policy is to fund benefits as claims and premiums are incurred.

Health Care Cost              1996      1995      1994
________________              ____      ____      ____
Service cost                  $  9      $  8      $ 10
Interest cost                   36        38        33
Other                           10         7        10
                              ____      ____      ____
Total                         $ 55      $ 53      $ 53
                              ____      ____      ____

                                               December 31,
Accrued Liability                            1996        1995
_________________                            ____        ____
Obligation for:
 Retirees                                    $273        $238
 Eligible to retire                           145         125
 Others                                       127         163
Unrecognized:
 Prior service cost                             4         (10)
 Experience loss                              (38)        (40)
                                             ____        ____
Accrued liability                            $511        $476
                                             ____        ____

The weighted-average discount rate used to determine the accumulated benefit obligation was 7.75 percent in 1996 and 7 percent in 1995.
The weighted-average trend rate for medical benefits was 8.9 percent, grading down to an ultimate rate of 5.5 percent by 2006. The health care cost trend rate assumption could have a significant effect on the determination of the obligation. For example, increasing the rate by one percent would increase the accumulated benefit obligation by $31 and net cost by $3.

NOTE 9. COMMON STOCK REPURCHASES: In 1994, the Board of Directors authorized repurchase by the Company of up to 2.5 million shares of its common stock. During 1996, the Company completed this program with the repurchase of .8 million shares of stock on the open market at an aggregate purchase price of $34, or average price of $41.35 per share. The Company repurchased 1.6 million shares at an aggregate purchase price of $69, or average price of $43.57 per share, in 1995 and .1 million shares at an aggregate purchase price of $5, or average price of $42.47 per share, in 1994. All of the acquired shares are held as common stock in treasury.

In January 1997, the Company announced that it will issue 3.75 million shares of its common stock to an employee benefits trust to fund obligations of employee benefit and compensation plans, principally retirement savings plans. Shares of the common stock held by this trust will not be used in the calculation of the Company's earnings per share until distributed from the trust and allocated to a benefit plan. The Company also announced in January 1997 repurchase of 1.3 million shares of its common stock from Ford Motor Company and that the Board of Directors has authorized the repurchase of an additional
1.7 million shares in the open market.

NOTE 10. SHAREHOLDERS' RIGHTS PLAN: The Company has a Shareholders' Rights Plan which it first adopted in 1986. The Rights Plan provides that each share of the Company's common stock has associated with it a stock purchase right. The Rights Plan becomes operative when a person or entity acquires 15 percent of the Company's common stock or commences a tender offer to purchase 20 percent or more of the Company's common stock without the approval of the Board of Directors. In the event a person or entity acquires 15 percent of the Company's common stock, each right, except for the acquiring person's rights, can be exercised to purchase $400 worth of common stock for $200. In addition, for a period of 10 days after such acquisition, the Board of Directors can exchange such right for a new right which permits the holders to purchase one share of the Company's common stock for $1 per share. If a person or entity commences a tender offer to purchase 20 percent or more of the Company's common stock, unless the Board of Directors redeems the rights within 10 days of the event, each right can be exercised to purchase one share for $200. The plan also allows holders of the rights to purchase shares of the acquiring person's stock at a discount if the Company is acquired or 50 percent of the assets or earnings power of the Company is transferred to an acquiring person.

NOTE 11. EMPLOYEE STOCK PLANS: Under the Company's stock incentive and option plans, officers and other eligible employees may be awarded stock options, stock appreciation rights and restricted stock. Under the provisions of the stock incentive plan, up to one percent of the Company's outstanding shares of common stock at the end of the preceding year is available for issuance under the plan each year. At December 31, 1996, there were 174,741 shares of common stock available for grant and 792,075 options exercisable under the plans.

                                   Number of    Weighted-average
Options                             Shares       Exercise Price
________                           _________    ________________

December 31, 1993                    525,070         $32.54
 Granted                             349,927          43.05
 Exercised                           (10,200)         27.44
                                   _________
December 31, 1994                    864,797          37.49
 Granted                             360,625          39.98
 Exercised                           (22,520)         30.83
 Cancelled                           (19,627)         41.03
                                   _________
December 31, 1995                  1,183,275          38.45
 Granted                             394,150          40.13
 Exercised                           (47,475)         32.43
 Cancelled                           (19,800)         41.00
                                   _________

December 31, 1996                  1,510,150          38.88

Options outstanding at December 31, 1996 have exercise prices between $15.94 and $53.25 and a weighted-average remaining life of 5 years. The weighted-average fair value of options granted was $11.36 per share in 1996 and $10.41 per share in 1995. The fair value of each option was estimated on the date of grant using a risk-free interest rate of 6.7 percent in 1996 and 5.7 percent in 1995, current annual dividends, expected lives of 10 years and expected volatility of 27 percent. If the Company had used a fair-value method of accounting for awards subsequent to January 1, 1995, net earnings would have been reduced less than $2 in 1996.

NOTE 12. SEGMENTS OF THE BUSINESS: The Company operates in a single industry segment -- designing, manufacturing and marketing diesel engines and related products. The Company's key markets for engines are automotive (heavy-duty trucks, midrange trucks, bus and light commercial vehicles), power generation and industrial. Manufacturing, marketing and technical operations are maintained in major areas of the world. Summary financial information is listed below for each geographic area. Earnings for each area may not be a meaningful representation of each area's contribution to consolidated operating results because of significant sales of products between and among the Company's various domestic and international operations.

                                                    All    Corporate
                                    US     Europe   Other    Items    Combined
                                   _____   ______   _____  _________  ________
1996
____
Net sales:
 To customers in the area          $2904   $ 770    $619   $   -      $4293
 To customers outside the area       581     363      20       -        964
 Intergeographic transfers           415     180     129    (724)         -
                                   _____   _____    ____   ______     _____
 Total                             $3900   $1313    $768   $(724)     $5257
Earnings before income taxes       $ 111   $  75    $ 22   $   6      $ 214
Identifiable assets                $2069   $ 624    $517   $ 159      $3369

1995
____
Net sales:
 To customers in the area          $3010   $ 772    $524    $   -     $4306
 To customers outside the area       587     342      10        -       939
 Intergeographic transfers           367     186     126     (679)        -
                                   _____   _____    ____    ______    _____
 Total                             $3964   $1300    $660    $(679)    $5245
Earnings (loss) before
 income taxes                      $ 178   $ 113    $ 24    $(138)    $ 177
Identifiable assets                $1853   $ 598    $483    $ 122     $3056

1994
____
Net sales:
 To customers in the area          $2708   $ 657    $538    $  -      $3903
 To customers outside the area       594     234       6       -        834
 Intergeographic transfers           410     159     114    (683)         -
                                   _____   _____   _____    _____     _____
 Total                             $3712   $1050    $658   $(683)     $4737
Earnings (loss) before
 income taxes                      $ 177   $  87    $ 44   $( 14)     $ 294
Identifiable assets                $1618   $ 499    $412   $ 177      $2706


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

Net sales by marketing territory:

Net Sales                              1996        1995        1994
_________                             ______      ______      ______
United States                         $2,925      $3,018      $2,712
Asia, Far East & Australia               868         723         626
Europe                                   759         783         671
Canada                                   313         384         330
Mexico & South America                   260         233         318
Africa & Middle East                     132         104          80
                                      ______      ______      ______
Net sales                             $5,257      $5,245      $4,737
                                      ______      ______      ______

NOTE 13. GUARANTEES, COMMITMENTS AND OTHER CONTINGENCIES: Accounts receivable that have been sold with recourse amounted to $25 at December 31, 1996. Commitments under outstanding letters of credit, guarantees and contingencies approximated $185. Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total indebtedness of $322 at December 31, 1996 was approximately $335. The carrying values of all other receivables and liabilities approximated fair values at December 31, 1996.

The Company enters into forward exchange contracts to hedge the effects of fluctuating currency rates on certain assets and liabilities, such as accounts receivable and payable, that are denominated in other than the functional currencies of entities. The contracts typically provide for the exchange of different currencies at specified future dates and rates. The gain or loss due to the difference between the forward exchange rates of the contracts and current rates offsets in whole or in part the loss or gain on the assets or liabilities being hedged. The Company had $214 of contracts outstanding at December 31, 1996, which mature in 1997 and are denominated in a variety of foreign currencies where the Company does business.

Commodity swap contracts at December 31, 1996 amounted to $35 and have the effect of fixing the Company's cost of certain future material purchases. These contracts mature through 1998. Gains or losses on the contracts are reflected in earnings concurrently with the hedged items.

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

NOTE 14.  QUARTERLY FINANCIAL DATA (unaudited):

                          First     Second      Third    Fourth      Full
1996                     Quarter    Quarter    Quarter   Quarter     Year
____                     _______    _______    _______   _______    ______

Net sales                $1,316     $1,316     $1,264    $1,361     $5,257
Gross profit                316        300        270       299      1,185
Net earnings                 49         44         26        41        160
Earnings per share       $ 1.21     $ 1.10     $  .67    $ 1.03     $ 4.01

1995
____
Net sales                $1,334     $1,361     $1,219    $1,331     $5,245
Gross profit                343        340        277       311      1,271
Net earnings                 67         69         46        42        224
Earnings per share       $ 1.63     $ 1.69     $ 1.14    $ 1.05     $ 5.52

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

CUMMINS ENGINE COMPANY, INC.



By     /s/K. M. Patel                     By     /s/John McLachlan
       ________________________                  _________________
       K. M. Patel                               John McLachlan
       Vice President and Chief                  Vice President -
       Financial Officer                         Corporate Controller
       (Principal Financial                      (Principal Accounting
        Officer)                                  Officer)


Date:  March 1, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                 Title                                  Date
__________                 _____                                  ____


                           Director & Chairman of the Board       3/1/97
       *                   of Directors & Chief Executive
_____________________      Officer (Principal Executive Officer)
(James A. Henderson)

       *                   Director and President & Chief         3/1/97
_____________________      Operating Officer
(Theodore M. Solso)

       *                                                          3/1/97
_____________________      Director
(Harold Brown)

       *
_____________________      Director                               3/1/97

(Robert J. Darnall)

       *
_____________________      Director                               3/1/97
(W. Y. Elisha)

       *
_____________________      Director                               3/1/97
(Hanna H. Gray)

       *
_____________________      Director                               3/1/97
(J. Irwin Miller)

       *
_____________________      Director                               3/1/97
(William I. Miller)

       *
_____________________      Director                               3/1/97
(Donald S. Perkins)

       *
________________________   Director                               3/1/97
(William  D. Ruckelshaus)

       *
_____________________      Director                               3/1/97
(H. B. Schacht)

       *
_____________________      Director                               3/1/97
(F. A. Thomas)

       *
_____________________      Director                               3/1/97
(J. Lawrence Wilson)





By     /s/Mark R. Gerstle
       __________________
       Mark R. Gerstle
       Attorney-in-fact

                     CUMMINS ENGINE COMPANY, INC.
                             EXHIBIT INDEX
                     ____________________________


3(a) Restated Articles of Incorporation of Cummins Engine Company, Inc., as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 3, 1994, by reference to Quarterly Report on Form 10-Q for the quarter ended October 1, 1989 and by reference to Form 8-K dated
        July 26, 1990).

3(b) By-laws of Cummins Engine Company, Inc., as amended and restated effective as of August 12, 1994 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

4(a) Amended and Restated Credit Agreement (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

4(b) Rights Agreement, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989, by reference to Form 8-K dated July 26, 1990, by reference to Form 8 dated November 6, 1990, by reference to Form 8-A/A dated November 1, 1993, and by reference to Form 8-A/A dated January 12, 1994 and by reference to Form 8-A/A dated July 15, 1996).

10(a)   Target Bonus Plan (filed herewith).

10(b)   Deferred Compensation Plan (incorporated by reference to
        Annual Report on Form 10-K for the year ended December 31,
        1994).

10(c) Key Employee Stock Investment Plan, as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).

10(d) Supplemental Life Insurance and Deferred Income Plan (filed herewith).

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

10(m)   Three Year Performance Plan effective December 1992
        (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1995).

10(n) Consulting arrangement with Harold Brown (incorporated by reference to the description thereof provided in the Company's definitive Proxy Statement).

10(o) 1992 Stock Incentive Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995).

10(p) Restricted Stock Plan for Non-Employee Directors (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 3, 1994).

10(q) Executive Retention Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995).

10(r) Performance Share Plan, as amended January 1989 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1995).

10(s)   Senior Executive Bonus Plan (filed herewith).

10(t) Senior Executive Three Year Performance Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1995).

10(u) Guarantees of Perpetual Loan Facility of Cummins Finance Limited dated January 31, 1996 with the Toronto Dominion Bank, The Bank of New York and Societe Generale (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

11 Schedule of Computation of Per Share Earnings for each of the Three Years Ended December 31, 1996 (filed herewith).

21      Subsidiaries of the Registrant (filed herewith).

23      Consent of Arthur Andersen LLP (filed herewith).

24      Powers of Attorney (filed herewith).

27      Financial Data Schedule (filed herewith).