Form 10-Q
period 1997-03-30
CUMMINS ENGINE CO INC
filed 1997-04-25
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended March 30, 1997      Commission File Number 1-4949
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

     As of March 30, 1997, the number of shares outstanding of the registrant's only class of common stock was 42.0 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the First           3
         Quarter Ended March 30, 1997 and March 31, 1996

         Consolidated Statement of Financial Position at            4
         March 30, 1997 and December 31, 1996

         Consolidated Statement of Cash Flows for the First         5
         Quarter Ended March 30, 1997 and March 31, 1996

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         7
         Operations, Cash Flows and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 4.  Submission of Matters to a Vote of Security Holders       11

Item 6.  Exhibits and Reports on Form 8-K                          12

         Index to Exhibits                                         13

                     CUMMINS ENGINE COMPANY, INC.
                  CONSOLIDATED STATEMENT OF EARNINGS
                                Unaudited
                  __________________________________


                                                      First Quarter Ended
Millions, Except per Share Amounts                   3/30/97        3/31/96
__________________________________                   _______        _______

Net sales                                            $1,304         $1,316
Cost of goods sold                                    1,018          1,000
                                                     ______         ______
Gross profit                                            286            316
Selling & administrative expenses                       178            180
Research & engineering expenses                          61             62
Net (income) expense from joint ventures and
  alliances                                              (7)             2
Interest expense                                          5              4
Other income, net                                        (7)            (3)
                                                     ______         ______
Earnings before income taxes                             56             71
Provision for income taxes                               15             22
                                                     ______         ______
Net earnings                                         $   41         $   49
                                                     ______         ______

Earnings per share                                   $ 1.06         $ 1.21
Cash dividends declared per share                       .25            .25

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
               ____________________________________________



Millions, Except per Share Amounts                     3/30/97     12/31/96
__________________________________                     _______     ________

Assets
Current assets:
  Cash and cash equivalents                            $   81       $  108
  Receivables                                             730          669
  Inventories                                             615          587
  Other current assets                                    196          189
                                                       ______       ______
                                                        1,622        1,553
Investments and other assets                              302          326
Property, plant & equipment less accumulated
 depreciation of $1,375                                 1,337        1,286
Intangibles, deferred taxes & deferred charges            205          204
                                                       ______       ______
Total assets                                           $3,466       $3,369
                                                       ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                        $   23       $   93
  Current maturities of long-term debt                     39           39
  Accounts payable                                        378          380
  Other current liabilities                               543          509
                                                       ______       ______
                                                          983        1,021
                                                       ______       ______
Long-term debt                                            459          283
                                                       ______       ______
Other liabilities                                         753          753
                                                       ______       ______
Shareholders' investment:
 Common stock, $2.50 par value, 47.8 and 43.9
  shares issued                                           119          110
 Additional contributed capital                         1,103          929
 Retained earnings                                        565          535
 Common stock in treasury, at cost, 5.8 & 4.5 shares     (227)        (169)
 Common stock held in trust for employee benefit plans   (181)           -
 Unearned compensation (ESOP)                            ( 42)        ( 46)
 Cumulative translation adjustments                      ( 66)        ( 47)
                                                       ______       _______
                                                        1,271        1,312
                                                       ______       ______
Total liabilities & shareholders' investment           $3,466       $3,369
                                                       ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              Unaudited
                   ____________________________________

                                                      First Quarter Ended
Millions                                             3/30/97        3/31/96
________                                             _______        _______

Cash flows from operating activities:
 Net earnings                                         $  41          $  49
                                                      _____          _____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                         39             38
   Restructuring actions                               (  4)           (18)
   Accounts receivable                                 ( 71)           (13)
   Inventories                                         ( 31)           (35)
   Accounts payable and accrued expenses                 44            ( 3)
   Income taxes payable                                   4             13
   Other                                                  8            ( 6)
                                                      ______         ______
   Total adjustments                                   ( 11)           (24)
                                                      _____          _____
 Net cash provided by operating activities               30             25
                                                      _____          _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                            (104)           (36)
  Disposals                                               7              2
 Investments in joint ventures and alliances              3             26
 Other                                                 (  2)            20
                                                      ______          ____
 Net cash (used in) provided from investing
  activities                                           ( 96)            12
                                                      ______         _____
Net cash (used for) provided from operating
 and investing activities                              ( 66)            37
                                                      ______         _____
Cash flows from financing activities:
 Proceeds from borrowings                               189            109
 Payments on borrowings                                (  9)           ( 7)
 Net borrowings under credit agreements                ( 70)           (30)
 Repurchases of common stock                           ( 58)           ( 4)
 Payments of dividends                                 ( 10)           (10)
 Other                                                 (  2)           ( 1)
                                                      ______         ______
 Net cash provided from financing activities
                                                         40             57
                                                      ______         ______
Effect of exchange rate changes on cash                (  1)           ( 1)
                                                      ______         ______
Net change in cash and cash equivalents                ( 27)            93
Cash & cash equivalents at beginning of the year        108             60
                                                      _____          _____
Cash & cash equivalents at the end of the quarter     $  81          $ 153
                                                      _____          _____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited
             ______________________________________________



Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended March 30, 1997 and March 31, 1996 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

Note 2. Income Taxes: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.

Note 3. Long-term Debt: In February 1997, the Company issued $120 million of 6.75 percent debentures that mature in 2027. Net proceeds were used principally to repay commercial paper indebtedness incurred to repurchase shares of common stock. Holders of the debentures have a 1-time option in 2007 to redeem the debentures. The Company also has a recall right after ten years.

Note 4. Common Stock: In January 1997, the Company issued 3.75 million shares of its common stock to an employee benefits trust to fund obligations of employee benefit and compensation plans, principally retirement savings plans. Shares of the common stock held by this trust are not used in the calculation of the Company's earnings per share until distributed from the trust and allocated to a benefit plan. The Company also repurchased 1.3 million shares of its common stock from Ford Motor Company in January 1997 and was authorized by the Board of Directors to repurchase an additional 1.7 million shares from time-to-time in the open market.

On April 1, 1997, the Company announced an increase in its quarterly common stock dividend from 25 cents per share to 27.5 cents, effective with the dividend payment in June 1997.

Note 5. Earnings Per Share: Earnings per share are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares, which excludes shares of stock held by the employee benefits trust until distributed and allocated to a benefit plan, was 38.4 million in the first quarter of 1997 and 40.3 million in the first quarter of 1996. The Financial Accountings Standard Board recently released a new accounting rule on the calculation of earnings per share that is effective at year-end 1997. This rule, which does not permit early adoption, is not expected to have a material effect on the Company's reported earnings per share.

                       CUMMINS ENGINE COMPANY, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                    CASH FLOWS AND FINANCIAL CONDITION
      _____________________________________________________________



OVERVIEW
________

Sales of $1.3 billion in the first quarter of 1997 were 1 percent lower, or nearly level, with the first quarter of 1996. However, the Company experienced a shift in sales mix from automotive to power generation and industrial markets. Automotive sales were down $86 million, primarily as a result of lower demand in North American heavy- and medium-duty truck markets. This decline in revenues was nearly offset by increased sales in other markets, with sales of power generation $23 million higher than the first quarter of 1996 and industrial sales $55 million higher than the year-ago period.

The Company shipped 86,200 engines in the first quarter of 1997, compared to 89,200 in the first quarter of 1996:

                                                    First Quarter
Engine Shipments                                   1997       1996
________________                                  ______     ______

Midrange                                          63,100     62,600
Heavy-duty                                        20,800     24,600
High-horsepower                                    2,300      2,000
                                                  ______     ______
Total                                             86,200     89,200
                                                  ______     ______


Net earnings in the first quarter of 1997 were $41 million ($1.06 per share), compared to $49 million ($1.21 per share) in the first quarter 1996.

RESULTS OF OPERATIONS
_____________________

The percentage relationships between net sales and other elements of the Company's Consolidated Statement of Earnings for the comparative reporting periods were:

                                                      First Quarter
Percent of Net Sales                                  1997     1996
____________________                                  _____    _____

Net sales                                             100.0    100.0
Cost of goods sold                                     78.1     76.0
                                                      _____    _____
Gross profit                                           21.9     24.0
Selling and administrative expenses                    13.7     13.7
Research and engineering expenses                       4.7      4.7
Net (income) expense from joint ventures & alliances    (.6)      .1
Interest expense                                         .4       .3
Other income, net                                       (.6)     (.2)
                                                       _____    _____
Earnings before income taxes                            4.3      5.4
Provision for income taxes                              1.2      1.7
                                                      _____    _____
Net earnings                                            3.1      3.7
                                                      _____    _____

     Sales by Market
     _______________

Sales for each of the Company's markets for the comparative reporting periods were:

                                 First Quarter 1997    First Quarter 1996
Dollars in Millions               Dollars   Percent     Dollars   Percent
___________________               _______   _______     _______   _______

Automotive:
 Heavy-duty truck                    295       23          364       28
 Midrange truck                      132       10          161       12
 Bus and light commercial vehicles   171       13          159       12
Power generation                     275       21          252       19
Industrial                           257       20          202       15
Filtration and other                 174       13          178       14
                                   _____      ___        _____      ___
Net sales                          1,304      100        1,316      100
                                   _____      ___        _____      ___

     Automotive
     __________

Sales of $295 million to the heavy-duty truck market were $69 million (almost 20 percent) lower than a year ago. Performance in this market is dominated by the North American market. Compared to the first quarter of 1996, North American shipments were 27 percent lower, due to the lower market size. There are, however, signs that the North American heavy-duty truck market has strengthened. First-quarter 1997 engine shipments to this market were 13 percent higher than in the fourth quarter of 1996. In international markets, engine shipments in the first quarter of 1997 were 26 percent higher than the first quarter of 1996, primarily due to strong demand in Mexico.

Compared to the first quarter of 1996, engine shipments for midrange trucks were 22 percent lower, primarily due to decreased demand in North America. Midrange truck engines for international markets were 12 percent higher than the first quarter of 1996. This increase was primarily in Brazil.

In the bus and light commercial vehicles market, sales of $171 million were 8 percent higher than the first quarter of 1996. First-quarter 1997 engine shipments to Chrysler were another record. In addition, demand for bus markets in the first quarter of 1997 was stronger, 5 percent higher than the first quarter of 1996.

     Power Generation
     ________________

Sales of $275 million to power generation markets represented 21 percent of the Company's net sales in the first quarter of 1997. This was $23 million higher than the first quarter of 1996. Strong genset sales in Asia and Mexico accounted for this 9-percent increase.

     Industrial
     __________

Record quarterly sales of $257 million to industrial markets were 27 percent higher than first-quarter 1996, reflecting strong sales for construction equipment in North America and international agricultural markets. Engine shipments for marine markets also were 12 percent higher than the prior year.

     Filtration and Other
     ____________________

Sales of $174 million for filtration and other products were 2 percent lower than the first quarter of 1996, due primarily to the lower level of demand in North American heavy-duty and midrange truck markets.

     Gross Profit
     ____________

Compared to the first quarter of 1996, the Company's gross margin of
21.9 percent of net sales was affected by several factors, the most significant of which was the lower level of heavy-duty truck engine production that resulted in lower fixed cost absorption. Gross profit also was affected by the softer market for midrange truck engines, higher sales of lower margin power generation products and product coverage expense, which at 2.7 percent of net sales was $2 million higher than the first quarter of 1996.

     Operating Expenses
     __________________

Selling and administrative expenses in the first quarter of 1997 were $178 million. This was $2 million lower than the first quarter of 1996 due to the effect of lower restructuring expense and benefits from completed restructuring actions.

Research and engineering expenses of $61 million in the first quarter were $1 million lower than the prior year. The first-quarter reduction in costs was due primarily to lower costs for new products that are nearing production.

Net income from joint ventures and alliances was $9 million higher than the first quarter of 1996 due to higher earnings from Kirloskar Cummins and the Company's joint venture with Komatsu and annual royalties and fees from the new joint venture with Dongfeng.

     Interest and Other Income and Expense
     _____________________________________

Interest expense of $5 million in the first quarter of 1997 was $1 million higher than a year ago due to the higher level of long-term debt. Other income and expense includes a variety of items, such as foreign currency translation gains and losses, royalty and technical fees of licensees, interest income, and gains or losses associated with fixed asset dispositions. In the first quarter of 1997, other income was $7 million, which was $4 million higher than the first quarter of 1996 due to no longer having the fees associated with selling receivables, a net translation gain of $1 million (compared to a loss in the first quarter of 1996) and higher royalties from licensees.

     Provision For Income Taxes
     __________________________

The estimated effective tax rate (ETR) is 28 percent for 1997. The ETR is lower than the US statutory rate of 35 percent because of lower taxes on US export income and the incremental research tax credit that expires May 31, 1997.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

                                                           First Quarter
Dollars in Millions                                        1997     1996
___________________                                        ____     ____

Net cash provided by operating activities                  $ 30     $ 25
Net cash (used in) provided from investing activities       (96)      12
                                                           _____    ____
Net cash (used for) provided from operating and
 investing activities                                       (66)     37
Net cash provided from financing activities                  40      57
Effect of exchange rate changes on cash                     ( 1)    ( 1)
                                                           _____    ____
Net change in cash and cash equivalents                    $(27)   $ 93
                                                           _____   _____

Net cash used for operating and investing activities was $66 million in the first quarter of 1997. In the second quarter of 1996, the Company elected not to renew an agreement for the sale of up to $110 million in accounts receivable, which resulted in an increase in receivables.
Days sales outstanding were 50 at the end of the first quarter of 1997, compared to 49 in the first quarter of 1996, adjusted for discontinuing the receivables sale program. Investing activities required net cash resources of $96 million in the first quarter of 1996. Capital expenditures were $104 million, compared to $36 million in the first quarter of 1996. The increased level of expenditures in 1997 was related to continued investments for new products.

Net cash provided from financing activities was $40 million in the first quarter of 1997. As disclosed in Note 3 to the Consolidated Financial Statements, the Company issued $120 million in debentures under its shelf registration statement in February 1997.

In January 1997, the Company repurchased 1.3 million shares of its common stock from Ford Motor Company and was authorized by the Board of Directors to repurchase an additional 1.7 million shares in the open market. In January 1997, the Company also issued 3.75 million shares of its common stock to an employee benefits trust.

On April 1, 1997, the Company announced a 10-percent increase in its quarterly common stock dividend from 25 cents per share to 27.5 cents, effective with the dividend payment in June 1997.

Forward-looking Statements
__________________________

The Company has included certain forward-looking statements in this Management's Discussion and Analysis of Results of Operations, Cash Flows and Financial Condition. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and various assumptions made by management which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry and market conditions and growth rates. Therefore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                        PART II.  OTHER INFORMATION
                        ___________________________


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

The Company held its annual meeting of security holders on April 1, 1997 at which security holders elected 12 directors of the Company for the ensuing year and ratified the appointment of Arthur Andersen LLP as auditors for the year 1997.

Results of the voting in connection with each of the items were as follows:

Voting on Directors:
____________________
                                    For                 Withheld
                                 __________             ________

H. Brown                         34,563,096              528,586
R. Darnall                       34,569,086              522,596
W. Y. Elisha                     34,569,374              522,308
H. H. Gray                       34,514,238              577,444
J. A. Henderson                  34,562,667              529,015
W. I. Miller                     34,578,197              513,485
D. S. Perkins                    34,567,033              524,649
W. D. Ruckelshaus                34,568,116              523,566
H. B. Schacht                    34,562,402              529,280
T. M. Solso                      34,539,676              552,006
F. A. Thomas                     34,572,809              518,873
J. L. Wilson                     34,573,758              517,924

Ratify Appointment of Auditors:
_______________________________

                     For               Against           Abstain
                  __________           _______           _______
                  34,710,312           251,389           129,981

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

(b) On February 14, 1997, the Company filed a Form 8-K Other Event to define the calculation of the ratio of earnings to fixed charges disclosed in the Company's Prospectus Supplement dated February 14, 1997 to the Prospectus dated November 17, 1993 relating to issuance of 6.75 percent debentures, due February 15, 2027.



                            Signatures
                            __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CUMMINS ENGINE COMPANY, INC.




By:  /s/Rick J. Mills                                April 21, 1997
     ________________
     Rick J. Mills
     Vice President - Corporate Controller
     (Chief Accounting Officer)

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________



10(k) Retirement Plan for Non-employee Directors of Cummins Engine Company, Inc., as amended February 1997 (filed herewith)

10(m)     Three Year Performance Plan, as amended February 1997
          (filed herewith)

10(p) Restricted Stock Plan for Non-employee Directors, as amended February 11, 1997 (filed herewith)

10(t) Senior Executive Three Year Performance Plan, as amended February 11, 1997 (filed herewith)

11 Schedule of Computation of Per Share Earnings for the First Quarter Ended March 30, 1997 and March 31, 1996
          (filed herewith)

27        Financial Data Schedule (filed herewith)