Form 10-Q
period 1997-06-29
CUMMINS ENGINE CO INC
filed 1997-07-30
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended June 29, 1997       Commission File Number 1-4949
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

     As of June 29, 1997, the number of shares outstanding of the registrant's only class of common stock was 42.0 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Second          3
         Quarter and First Half Ended June 29, 1997 and
         June 30, 1996

         Consolidated Statement of Financial Position at            4
         June 29, 1997 and December 31, 1996

         Consolidated Statement of Cash Flows for the First         5
         Half Ended June 29, 1997 and June 30, 1996

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         7
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 6.  Exhibits and Reports on Form 8-K                          12

         Index to Exhibits                                         13

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                   FOR THE SECOND QUARTER AND FIRST HALF
                   ENDED JUNE 29, 1997 AND JUNE 30, 1996
                                Unaudited
                   _____________________________________



                                        Second Quarter        First Half
                                       ________________    ________________
Millions, Except per Share Amounts      1997      1996      1997      1996
__________________________________     ______    ______    ______    ______

Net sales                              $1,396    $1,316    $2,700    $2,632
Cost of goods sold                      1,072     1,016     2,090     2,016
                                       ______    ______    ______    ______
Gross profit                              324       300       610       616
Selling & administrative expenses         186       180       364       360
Research & engineering expenses            64        66       125       128
Net (income) expense from joint
 ventures and alliances                    (2)        3        (9)        5
Interest expense                            7         4        12         8
Other (income) expense, net                (5)      (15)      (12)      (18)
                                       _______   ______    ______    ______
Earnings before income taxes               74        62       130       133
Provision for income taxes                 21        18        36        40
                                       ______    ______    ______    ______
Net earnings                           $   53    $   44    $   94    $   93
                                       ______    ______    ______    ______
                                       ______    ______    ______    ______

Earnings per share                     $ 1.39    $ 1.10    $ 2.45    $ 2.31
Cash dividends declared per share        .275       .25      .525       .50

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
               ____________________________________________

Millions, Except per Share Amounts                   6/29/97     12/31/96
__________________________________                   _______     ________

Assets
Current assets:
  Cash and cash equivalents                          $  111       $  108
  Receivables                                           805          669
  Inventories                                           633          587
  Other current assets                                  201          189
                                                     ______       ______
                                                      1,750        1,553
Investments and other assets                            304          326
Property, plant & equipment less accumulated
 depreciation of $1,394 and $1,375                    1,396        1,286
Intangibles, deferred taxes and deferred charges        207          204
                                                     ______        _____
Total assets                                         $3,657       $3,369
                                                     ______       ______
                                                     ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                      $   38       $   93
  Current maturities of long-term debt                   46           39
  Accounts payable                                      406          380
  Other current liabilities                             624          509
                                                     ______       ______
                                                      1,114        1,021
                                                     ______       ______
Long-term debt                                          468          283
                                                     ______       ______
Other liabilities                                       752          753
                                                     ______       ______
Shareholders' investment:
 Common stock, $2.50 par value, 47.8 and 43.9
  shares issued                                         119          110
 Additional contributed capital                       1,100          929
 Retained earnings                                      607          535
 Common stock in treasury, at cost, 5.8 and 4.5
  shares                                               (227)        (169)
 Common stock held in trust for employee benefit
  plans, 3.7 shares                                    (178)           -
 Unearned compensation (ESOP)                          ( 42)        ( 46)
 Cumulative translation adjustments                    ( 56)        ( 47)
                                                     ______       ______
                                                      1,323        1,312
                                                     ______       ______
Total liabilities and shareholders' investment       $3,657       $3,369
                                                     ______       ______
                                                     ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               Unaudited
                   ____________________________________


                                                    First Half Ended
                                                  _____________________
Millions                                          6/29/97        6/30/96
________                                          _______        _______

Cash flows from operating activities:
 Net earnings                                      $ 94           $ 93
                                                   ____           ____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                     80             76
   Restructuring actions                           ( 10)          ( 23)
   Accounts receivable                             (140)          (111)
   Inventories                                     ( 49)          ( 64)
   Accounts payable and accrued expenses             74             62
   Income taxes payable                              10             21
   Other                                              8           (  2)
                                                   ____           _____
   Total adjustments                               ( 27)          ( 41)
                                                   ____           ____
 Net cash provided by operating activities           67             52
                                                   ____           ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                        (205)           (84)
  Disposals                                           8             18
 Investments in joint ventures and alliances          2             40
 Disposition of business activities                  80             11
 Other                                             (  3)             7
                                                   _____          _____
 Net cash used in investing activities             (118)           ( 8)
                                                   _____          _____
Net cash flows (used for) provided from
 operating and investing activities                ( 51)            44
                                                   _____           ___

Cash flows from financing activities:
 Proceeds from borrowings                           201            160
 Payments on borrowings                            ( 10)           ( 8)
 Net borrowings under credit agreements            ( 52)           (44)
 Repurchase of common stock                        ( 58)           (21)
 Dividend payments                                 ( 22)           (20)
 Other                                             (  4)           ( 2)
                                                   _____           ____

 Net cash provided from financing activities         55             65
                                                   ____            ___

Effect of exchange rate changes on cash            (  1)             -
                                                   _____           ___

Net change in cash and cash equivalents               3            109
Cash & cash equivalents at beginning of year        108             60
                                                   ____           ____
Cash & cash equivalents at end of first half       $111           $169
                                                   ____           ____
                                                   ____           ____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited
                __________________________________________



Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended June 29, 1997 and June 30, 1996 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

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

In July 1997, the Company filed a Shelf Registration Statement with the Securities and Exchange Commission in the amount of $250 million to issue from time to time debt securities, preferred stock, preference stock, common stock or warrants at prices and on terms to be determined at the time of sale.

Note 4. Common Stock: In January 1997, the Company issued 3.75 million shares of its common stock to an employee benefits trust to fund obligations of employee benefit and compensation plans, principally retirement savings plans. Shares of the common stock held by this trust are not used in the calculation of the Company's earnings per share until distributed from the trust and allocated to a benefit plan. The Company also repurchased 1.3 million shares of its common stock from Ford Motor Company in January 1997 and was authorized by the Board of Directors to repurchase an additional 1.7 million shares from time to time in the open market.

In April 1997, the Company announced an increase in its quarterly common stock dividend from 25 cents per share to 27.5 cents, effective with the dividend payment in June 1997.

NOTE 5. Earnings per Share: Earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares, which excludes shares of stock held by the employee benefits trust until distributed and allocated to a benefit plan, was
38.4 million in the second quarter and first half of 1997. The weighted-average number of shares was 40.1 million in the second quarter of 1996 and 40.2 million shares in the first half of 1996. The Financial Accounting Standards Board has released a new accounting rule on the calculation of earnings per share that is effective at year-end 1997. This rule, which does not permit early adoption, is not expected to have a material effect on the Company's reported earnings per share.

                      CUMMINS ENGINE COMPANY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS, CASH FLOW AND FINANCIAL CONDITION
       ________________________________________________________


OVERVIEW
________

Record sales of $1.4 billion in the second quarter of 1997 were 6 percent higher than the second quarter of 1996. The increase was primarily due to record quarterly sales to industrial markets and improvements in the heavy-duty truck market. For the first half, the Company's sales were $2.7 billion, 3 percent higher than the first half of 1996.

The Company shipped 174,500 engines in the first half of 1997, the same as the first half of 1996. Increased shipments for industrial, power generation and bus markets in the first half of 1997 offset declines for truck markets as the Company's broader market and geographical revenue base continued to pay off.

                                      Second Quarter         First Half
                                      _______________     ________________
Engine Shipments                       1997     1996        1997     1996
________________                      ______   ______     _______  _______

Midrange                              62,800   61,100     125,800  123,600
Heavy-duty                            23,000   21,900      43,800   46,400
High-horsepower                        2,600    2,400       4,900    4,500
                                      ______   ______     _______  _______
Total                                 88,400   85,400     174,500  174,500
                                      ______   ______     _______  _______
                                      ______   ______     _______  _______

Net earnings were $53 million, or $1.39 per share, in the second quarter of 1997, compared to $44 million, or $1.10 per share, in the second quarter of 1996. This was the first time since the second quarter of 1995 that net earnings exceeded the year-ago quarter. For the first half of 1997, net earnings were $94 million, or $2.45 per share, compared to $93 million, or $2.31 per share, in the first half of 1996.

RESULTS OF OPERATIONS
_____________________

The percentage relationships between net sales and other elements of the Company's Consolidated Statement of Earnings for the comparative reporting periods were:

                                          Second Quarter     First Half
                                          ______________    _____________
Percent of Net Sales                       1997    1996     1997    1996
____________________                       _____   _____    _____   _____

Net sales                                  100.0   100.0    100.0   100.0
Cost of goods sold                          76.8    77.2     77.4    76.6
                                           _____   _____    _____   _____
Gross profit                                23.2    22.8     22.6    23.4
Selling and administrative expenses         13.3    13.7     13.5    13.7
Research and engineering expenses            4.6     5.0      4.6     4.9
Net (income) expense from joint
 ventures and alliances                      (.1)     .2      (.3)     .2
Interest expense                              .5      .3       .4      .3
Other (income) expense, net                  (.4)   (1.1)     (.4)    (.8)
                                           ______  ______   _____   _____
Earnings before income taxes                 5.3     4.7      4.8     5.1
Provision for income taxes                   1.5     1.4      1.3     1.6
                                           _____   _____    _____   _____

Net earnings                                 3.8     3.3      3.5     3.5
                                           _____   _____    _____   _____
                                           _____   _____    _____   _____

     Net Sales
     _________

Sales for each of the Company's markets for the comparative reporting periods were:
                                         Second Quarter       First Half
                                         ______________     ______________
Dollars in Millions                       1997    1996       1997    1996
___________________                      ______  ______     ______  ______

Automotive:
 Heavy-duty truck                        $  331  $  310     $  626  $  674
 Midrange truck                             143     154        275     315
 Bus and light commercial vehicles          152     151        323     310
Power generation                            302     308        577     560
Industrial                                  263     209        520     411
Filtration and other                        205     184        379     362
                                         ______  ______     ______  ______
Net sales                                $1,396  $1,316     $2,700  $2,632
                                         ______  ______     ______  ______
                                         ______  ______     ______  ______

     Automotive
     __________

Sales of $331 million to the heavy-duty truck market in the second quarter of 1997 were 7 percent higher than a year ago, due to increased engine shipments in international markets. International engine shipments were almost 60 percent higher than the second quarter of 1996, due to stronger demand in Mexico. In North America, engine shipments were 3 percent lower than the second quarter of 1996 due to a smaller market size. Compared to the first half of 1996, sales of $626 million to the heavy-duty truck market were 7 percent lower in 1997, due to the lower market size in North America. However, order intake rates for the North American market have been trending upward, and engine shipments in the second quarter were 13 percent higher than the first quarter of 1997.

In the second quarter and first half of 1997, sales for the midrange truck market were 7 percent and 13 percent lower than the comparative periods of 1996, due primarily to a decrease in demand for medium-duty trucks in North America. Midrange engines for international markets were 21 percent higher than the second quarter of 1996 and 16 percent higher than the first half of 1996. The increase in 1997 was in Brazil, Southeast Asia and Mexico.

In the bus and light commercial vehicles market, sales of $152 million in the second quarter were level with the second quarter of 1996. The Company's sales to Chrysler were negatively impacted in the second quarter of 1997 because of a 4-week work stoppage at Chrysler.
Engine shipments to Chrysler were 13 percent below the second quarter of 1996. However, demand for the Company's engines in North American bus markets remained strong in the second quarter of 1997, with engine shipments 25 percent higher than the second quarter of 1996 and 11 percent higher than the first half of 1996.


     Power Generation
     ________________

Sales to the power generation market continued to represent over 20 percent of the Company's net sales in the second quarter and first half of 1997. Sales of $302 million in the second quarter of 1997 were 2 percent below the second quarter of 1996. Power generation sales of $577 million in the first half of 1997 were 3 percent higher than the 1996 level.

     Industrial
     __________

Record sales of $263 million to industrial markets were 26 percent higher than second-quarter 1996, reflecting strong sales for construction equipment in North America and for international agricultural markets. Shipments for marine markets were 37 percent higher than the year-ago quarter.

     Filtration and Other
     ____________________

Sales of $205 million in the second quarter and $379 million in the first half for filtration and other products were 11 percent and 5 percent higher than the respective periods of 1996. The increase in 1997 was due primarily to higher sales of filtration products and an improvement in European markets for turbochargers.

     Gross Profit
     ____________

In the second quarter of 1997, the Company's gross profit percentage was 23.2 percent of net sales compared to 22.8 percent in the second quarter of 1996. In the second quarter of 1997, the company benefited from higher volume absorption and lower expenses associated with the restructuring actions. In the first half of 1997, the Company's gross profit percentage was 22.6 percent of net sales, compared to 23.4 percent in 1996. Product coverage expense was 2.7 percent of net sales in the second quarter and first half of 1997, compared to 2.9 percent in the second quarter and 2.7 percent in the first half of 1996.

     Operating Expenses
     __________________

Selling and administrative expenses of $186 million in the second quarter of 1997 and $364 million in the first half were 13.3 percent and 13.5 percent of net sales, respectively, compared to 13.7 percent of net sales in the second quarter and first half of 1996. The increase in absolute dollars in 1997 was primarily due to expenditures for new product launches, software and systems development, and volume-related marketing programs. In the second quarter and first half of 1997, research and engineering expenses of $64 million and $125 million, respectively, were slightly lower than the comparative periods of 1996.

Net income from joint ventures and alliances was $2 million in the second quarter and $9 million in the first half of 1997. The increase in income over 1996 was due higher earnings and royalties from KCL and the joint ventures with Komatsu and Dongfeng and lower start-up losses at the Company's joint venture with Wartsila.

     Interest and Other Income and Expense
     _____________________________________

Interest expense of $7 million in the second quarter and $12 million in first half of 1997 was higher than the comparable periods of 1996 due to a higher level of debt in 1997. In the second quarter of 1997, other income was $10 million lower than the year-ago quarter, which included capital gains associated with various asset disposals.

     Provision for Income Taxes
     __________________________

The estimated effective tax rate for 1997 is 28 percent. This is lower than the US statutory tax rate of 35 percent, primarily because of lower taxes on US export sales and the incremental research tax credit that expired on May 31, 1997.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

                                                     First Half
                                                  ________________
Dollars in Millions                               1997        1996
___________________                               ____        ____

Net cash provided by operating activities         $ 67        $ 52
Net cash used for investing activities            (118)         (8)
                                                  _____       _____
Net cash flows (used for) provided from
 operating and investing activities               ( 51)         44
Net cash provided from financing activities         55          65
Effect of exchange rate changes on cash           (  1)          -
                                                  _____       ____
Net change in cash and cash equivalents           $  3        $109
                                                  _____       _____
                                                  _____       _____

During the first half of 1997, the Company generated cash flows from operating activities of $67 million, compared to $52 million in the first half of 1996. Investing activities required net cash resources of $118 million in the first half of 1997. Capital expenditures were $205 million in the first half of 1997, compared to $84 million in the first half of 1996. The increased level of expenditures in 1997 was related to continued investments for new products. At the end of the second quarter of 1997, the Company sold its vibration attenuation business to Simpson Industries for approximately $74 million. The sale of this business, effective June 29, is part of the Company's continuing restructuring program announced previously and had no net effect on reported results in the second quarter.

Net cash provided from financing activities was $55 million in the first half of 1997. As disclosed in Note 3 to the Consolidated
Financial Statements, the Company issued $120 million in debentures under its shelf registration statement in February 1997.

In January 1997, the Company repurchased 1.3 million shares of its common stock from Ford Motor Company and was authorized by the Board of Directors to repurchase an additional 1.7 million shares in the open market. In January 1997, the Company also issued 3.75 million shares of its common stock to an employee benefits trust.

In April 1997, the Company announced a 10-percent increase in its quarterly common stock dividend from 25 cents per share to 27.5 cents, effective with the dividend payment in June 1997.

FORWARD-LOOKING STATEMENTS
__________________________

The Company has included certain forward-looking statements in this Management's Discussion and Analysis of Results of Operations, Cash Flow and Financial Condition. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and various assumptions made by management which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry and market conditions and growth rates. Therefore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                       PART II.  OTHER INFORMATION
                       ___________________________

Item 6.  Exhibits and Reports on Form 8-K:
__________________________________________

(a) See the Index to Exhibits on Page 13 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the second quarter of 1997.




                            Signatures
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/Rick J. Mills
     _________________
     Rick J. Mills
     Vice President - Corporate Controller
     (Chief Accounting Officer)                         July 21, 1997

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________




11 Schedule of Computation of Per Share Earnings for the Second Quarter and First Half Ended June 29, 1997 and June 30, 1996 (filed herewith)


27       Financial Data Schedule (filed herewith)