Form 10-Q
period 1997-09-28
CUMMINS ENGINE CO INC
filed 1997-11-07
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended September 28, 1997     Commission File Number 1-4949
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

     As of September 28, 1997, the number of shares outstanding of the registrant's only class of common stock was 41.9 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Third           3
         Quarter and Nine Months Ended September 28, 1997
         and September 29, 1996

         Consolidated Statement of Financial Position at            4
         September 28, 1997 and December 31, 1996

         Consolidated Statement of Cash Flows for the Nine          5
         Months Ended September 28, 1997 and September 29, 1996

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         7
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 6.  Exhibits and Reports on Form 8-K                          11

         Index to Exhibits                                         12

                         CUMMINS ENGINE COMPANY, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                 FOR THE THIRD QUARTER AND NINE MONTHS ENDED
                  SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                 ___________________________________________
                                   Unaudited
                                   _________



                                        Third Quarter         Nine Months
Millions, Except per Share Amounts      1997      1996       1997      1996
__________________________________     ______    ______     ______    ______

Net sales                              $1,366    $1,264     $4,066    $3,896
Cost of goods sold                      1,057       994      3,147     3,010
                                       ______    ______     ______    ______
Gross profit                              309       270        919       886
Selling & administrative expenses         181       177        545       537
Research & engineering expenses            64        60        189       188
Net (income) expense from joint
 ventures and alliances                    (3)        1        (12)        6
Interest expense                            5         5         17        13
Other income, net                          (7)       (4)       (19)      (22)
                                        ______   ______      ______   ______
Earnings before income taxes               69        31        199       164
Provision for income taxes                 15         5         51        45
                                       ______    ______    _______   _______
Net earnings                           $   54    $   26    $   148   $   119
                                       ______    ______    _______   _______
                                       ______    ______    _______   _______

Earnings per share                    $  1.40    $  .67    $  3.85   $  2.99
Cash dividends declared per share        .275       .25        .80       .75

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________
                                Unaudited
                                _________



Millions, Except per Share Amounts                  9/28/97      12/31/96
__________________________________                  _______      ________

Assets
Current assets:
  Cash and cash equivalents                         $   61       $  108
  Receivables                                          814          669
  Inventories                                          634          587
  Other current assets                                 200          189
                                                    ______       ______
                                                     1,709        1,553
Investments and other assets                           336          326
Property, plant and equipment less accumulated
 depreciation of $1,388 & $1,375                     1,424        1,286
Intangibles, deferred taxes and deferred charges       210          204
                                                    ______       ______
Total assets                                        $3,679       $3,369
                                                    ______       ______
                                                    ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                     $   34       $   93
  Current maturities of long-term debt                  45           39
  Accounts payable                                     402          380
  Other current liabilities                            560          509
                                                    ______       ______
                                                     1,041        1,021
                                                    ______       ______
Long-term debt                                         538          283
                                                    ______       ______
Other liabilities                                      758          753
                                                    ______       ______
Shareholders' investment:
 Common stock, $2.50 par value, 47.8 and 43.9
  shares issued                                        119          110
 Additional contributed capital                      1,099          929
 Retained earnings                                     649          535
 Common stock in treasury,at cost,5.9 & 4.5 shares    (236)        (169)
 Common stock held in trust for employee benefit
  plans, 3.7 shares                                   (177)           -
 Unearned compensation (ESOP)                         ( 42)         (46)
 Cumulative translation adjustments                   ( 70)         (47)
                                                    ______       _______
                                                     1,342        1,312
                                                    ______       ______
Total liabilities & shareholders' investment        $3,679       $3,369
                                                    ______       ______
                                                    ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ____________________________________
                               Unaudited
                               _________

                                                    Nine Months Ended
Millions                                         9/28/97        9/29/96
________                                         _______        _______

Cash flows from operating activities:
 Net earnings                                     $ 148          $ 119
                                                  _____          _____
 Adjustments to reconcile net earnings to
  net cash from operating activities:
   Depreciation and amortization                    118            111
   Restructuring actions                           ( 15)          ( 36)
   Accounts receivable                             (174)          (125)
   Inventories                                     ( 63)          (106)
   Accounts payable and accrued expenses             62             77
   Income taxes payable                              11             11
   Other                                           (  5)           ( 5)
                                                  ______         ______
   Total adjustments                               ( 66)           (73)
                                                  _____          _____
 Net cash provided by operating activities           82             46
                                                  _____          _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                        (298)          (151)
  Disposals                                          14             30
 Investments in joint ventures & alliances          (10)            32
 Disposition of business activities                  79             13
 Other                                              (13)             8
                                                  ______         ______
 Net cash used in investing activities             (228)          ( 68)
                                                  ______         ______
Net cash flows used for operating and
 investing activities                              (146)          ( 22)
                                                  ______         ______
Cash flows from financing activities:
 Proceeds from borrowings                           281            160
 Payments on borrowings                            ( 17)          ( 14)
 Net payments under credit agreements              ( 57)          ( 41)
 Repurchase of common stock                        ( 66)          ( 34)
 Dividend payments                                 ( 34)          ( 30)
 Other                                             (  7)          (  1)
                                                  ______         ______
 Net cash provided from financing activities        100             40
                                                  ______         _____

Effect of exchange rate changes on cash             ( 1)             1
                                                  ______         _____
Net change in cash and cash equivalents             (47)            19
Cash & cash equivalents at beginning of year        108             60
                                                  _____          _____
Cash & cash equivalents at the end of quarter     $  61          $  79
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


Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended September 28, 1997 and September 29, 1996 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

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

Note 4. Common Stock: In January 1997, the Company issued 3.75 million shares of its common stock to an employee benefits trust to fund obligations of employee benefit and compensation plans, principally retirement savings plans. Shares of the common stock held by this trust are not used in the calculation of the Company's earnings per share until distributed from the trust and allocated to a benefit plan. The Company also repurchased 1.3 million shares of its common stock from Ford Motor Company in January 1997 and was authorized by the Board of Directors to repurchase an additional 1.7 million shares from time to time in the open market. In the third quarter of 1997, the Company repurchased 110,000 shares of common stock for $9 million, or $78.71 average price per share.

In April 1997, the Company announced an increase in its quarterly common stock dividend from 25 cents per share to 27.5 cents, effective with the dividend payment in June 1997.

Note 5. Earnings per Share: Earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. The weighted-average number of shares, which excludes shares of stock held by the employee benefits trust until distributed and allocated to a benefit plan, was
38.5 million in the third quarter of 1997 and 38.4 million for the nine-month period of 1997. The weighted-average number of shares was 39.6 million in the third quarter of 1996 and 40.0 million shares in the first nine months of 1996. The Financial Accounting Standards Board has released a new accounting rule on the calculation of earnings per share that is effective at year-end 1997. This rule, which does not permit early adoption, is not expected to have a material effect on the Company's reported earnings per share.

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                   CASH FLOW AND FINANCIAL CONDITION
    ______________________________________________________________



OVERVIEW
________

The Company's revenues of $1.37 billion were a third-quarter record, 8 percent higher than the year-ago quarter and only 2 percent lower than Cummins' quarterly record in the second quarter of 1997. The increase was primarily due to strong sales to industrial markets and improvements in North American truck markets. For the first nine months, the Company's sales were $4.1 billion, 4 percent higher than the first nine months of 1996.

Net earnings were $54 million, or $1.40 per share, in the third quarter of 1997, more than double the third quarter of 1996. This was the third consecutive quarter of higher earnings and the second consecutive quarter in which the Company's net earnings have exceeded the year-ago quarter. For the first nine months of 1997, net earnings were $148 million, or $3.85 per share, compared to $119 million, or $2.99 per share, in the first nine months of 1996.

RESULTS OF OPERATIONS
_____________________

The percentage relationships between net sales and other elements of the Company's Consolidated Statement of Earnings for the comparative reporting periods were:

                                           Third Quarter     Nine Months
Percent of Net Sales                       1997    1996     1997    1996
____________________                       _____   _____    _____   _____
Net sales                                  100.0   100.0    100.0   100.0
Cost of goods sold                          77.4    78.6     77.4    77.3
                                           _____   _____    _____   _____
Gross profit                                22.6    21.4     22.6    22.7
Selling and administrative expenses         13.2    14.0     13.4    13.8
Research and engineering expenses            4.7     4.7      4.6     4.8
Net (income) expense from joint
 ventures and alliances                      (.2)     .1      (.3)     .2
Interest expense                              .3      .4       .4      .3
Other income, net                            (.5)    (.3)     (.4)    (.6)
                                           ______  ______   ______  ______
Earnings before income taxes                 5.1     2.5      4.9     4.2
Provision for income taxes                   1.1      .4      1.3     1.1
                                           _____   _____    _____   _____
Net earnings                                 4.0     2.1      3.6     3.1
                                           _____   _____    _____   _____
                                           _____   _____    _____   _____

     Net Sales
     _________

The Company's sales are diversified across geographic regions and with a broad set of markets. Sales for each of the Company's markets for the comparative reporting periods were:

                                          Third Quarter      Nine Months
Dollars in Millions                       1997    1996       1997    1996
___________________                      ______  ______     ______  ______
Automotive                               $  646  $  569     $1,870  $1,868
Power generation                            289     314        866     874
Industrial                                  245     203        765     614
Filtration, turbochargers and
 company-owned distributors                 186     178        565     540
                                         ______  ______     ______  ______
Net sales                                $1,366  $1,264     $4,066  $3,896
                                         ______  ______     ______  ______
                                         ______  ______     ______  ______

Revenues from sales of engines, which generally represent 55 to 60 percent of the Company's net sales, were approximately 16 percent higher than in the third quarter of 1996. Sales of other products, which make up the remainder of Cummins' revenues, were essentially level with the third quarter of 1996.

Engine shipments were 21 percent higher than the third quarter of 1996, reflecting a shift from heavy-duty to midrange engines for industrial markets. Year-to-date, the Company has shipped over 265,000 engines, with almost 30 percent of these outside the United States.


                                     Third Quarter         Nine Months
Engine Shipments                     1997     1996       1997      1996
________________                    ______   ______     _______   _______
Midrange                            64,800   52,500     190,600   176,100
Heavy-duty                          23,400   19,700      67,100    66,200
High-horsepower                      2,600    2,700       7,500     7,100
                                    ______   ______     _______   _______
Total                               90,800   74,900     265,200   249,400
                                    ______   ______     _______   _______
                                    ______   ______     _______   _______

Engine revenues and unit shipments for the heavy-duty truck market were approximately 25 percent higher than the third quarter of 1996 due to the improvement in the North American market and to stronger demand in Mexico in 1997. For the medium-duty truck market, engine revenues and shipments were approximately 35 percent higher than the third quarter of 1996 due to a higher level of shipments to Ford. In the bus and light commercial vehicle market, engine revenues and shipments were approximately 15 percent higher than the same period of 1996. In the third quarter of 1997, the Company shipped 16,600 engines to Chrysler, a 14-percent increase over the third quarter of 1996. Demand in North American bus markets also remained strong in the third quarter of 1997, 16 percent higher than the third quarter of 1996.

Engine shipments for industrial markets in the third quarter of 1997 were 22 percent higher, continuing to reflect strong demand for construction equipment in North America and for international agricultural markets. However, engine revenues for industrial markets were only 14 percent higher due to the shift from heavy-duty to midrange engines for these markets.

A decline in sales of gensets and an 18-percent decrease in power gen sales for recreational vehicles in North America were offset by increased sales of engine kits, filtration and other products. Sales of both alternators and service parts were essentially level with the third quarter of 1996.

     Gross Profit
     ____________

In the third quarter and first nine months of 1997, the Company's gross profit percentage was 22.6 percent of net sales compared to 21.4 percent in the third quarter of 1996 and 22.7 percent in the first nine months of 1996. In the third quarter of 1997, the Company benefited from higher volume absorption and lower costs, including a reduction in product coverage, which was 2.4 percent of net sales, compared to 2.9 percent in the third quarter of 1996. In the first nine months of 1997, product coverage expense was 2.6 percent of net sales, compared to 2.8 percent in the first nine months of 1996.

     Operating Expenses
     __________________

Selling and administrative expenses of $181 million in the third quarter of 1997 and $545 million in the first nine months were 13.2 percent and 13.4 percent of net sales, respectively, compared to 14.0 percent and 13.8 percent of net sales in the same periods of 1996. The increase in absolute dollars in 1997 was primarily due to expenditures for new product launches, software and systems development, and volume-related marketing programs.

Net income from joint ventures and alliances was $3 million in the third quarter and $12 million in the first nine months of 1997. The increase in income over 1996 was due to the net effect of higher earnings and royalties from Kirloskar Cummins (KCL) and the joint ventures with Komatsu and lower start-up losses at the Company's joint venture with Wartsila. In the fourth quarter of 1997, the Company will consolidate the results of KCL, which has been renamed Cummins India Limited as a result of Cummins' increase in ownership to 51 percent.

     Interest and Other Income and Expense
     _____________________________________

Interest expense of $17 million in the first nine months of 1997 was higher than 1996 due to a higher level of debt in 1997. In the third quarter of 1997, the increase in other income of $3 million over third-quarter 1996 was due primarily to foreign currency translation. In the third quarter of 1997, the Company had a net gain of $2 million compared to a net loss of $1 million in the third quarter of 1996.

     Provision For Income Taxes
     __________________________

In the third quarter, the estimated effective tax rate (ETR) for 1997 was reduced to 26 percent for the year as a result of the recent tax legislation, which reinstated the research tax credit that had expired May 31. For the quarter, the Company's tax rate was 22 percent to reflect the year-to-date adjustment to the lower ETR. In the third quarter of 1996, the Company had a similar full-year adjustment that resulted in an ETR of 15 percent in that quarter.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of the Consolidated Statement of Cash Flows were:

                                                     First Nine Months
Dollars in Millions                                   1997        1996
___________________                                  ______      ______
Net cash provided by operating activities             $ 82        $ 46
Net cash used for investing activities                (228)       ( 68)
                                                     ______      ______
Net cash flows used for operating and
 investing activities                                 (146)        (22)
Net cash provided from financing activities            100          40
Effect of exchange rate changes on cash               (  1)          1
                                                     ______       ____
Net change in cash and cash equivalents              $( 47)       $ 19
                                                     ______       ____
                                                     ______       ____

During the first nine months of 1997, the Company generated cash flows from operating activities of $82 million, compared to $46 million in the first nine months of 1996. Investing activities required net cash resources of $228 million in 1997, due to a higher level of capital expenditures for previously announced investments for new products. In the first nine months of 1997, capital expenditures were $298 million compared to $151 million in the first nine months of 1996. At the end of the second quarter of 1997, the Company sold its vibration attenuation business to Simpson Industries for approximately $74 million. The sale of this business was a continuation of the Company's restructuring program announced previously. The sale and the associated restructuring actions had no material effect on reported results.

Net cash provided from financing activities was $100 million in the first nine months of 1997. As disclosed in Note 3 to the Consolidated Financial Statements, the Company issued $120 million in debentures under its shelf registration statement in February 1997.

In January 1997, the Company repurchased 1.3 million shares of its common stock from Ford Motor Company and was authorized by the Board of Directors to repurchase an additional 1.7 million shares in the open market. In the third quarter of 1997, the Company repurchased 110,000 shares of common stock for $9 million. In January 1997, the Company issued 3.75 million shares of its common stock to an employee benefits trust. Shares held by this trust are not used in the calculation of the Company's earnings per share until distributed from the trust.

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

(b) The Company was not required to file a Form 8-K during the third quarter of 1997.



                               Signatures
                               __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/Rick J. Mills
     ________________
     Rick J. Mills
     Vice President - Corporate Controller
     (Chief Accounting Officer)                        November 7, 1997

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________

                            INDEX TO EXHIBITS
                            _________________






11 Schedule of Computation of Per Share Earnings for the Third Quarter and Nine Months Ended September 28, 1997 and
         September 29, 1996 (filed herewith)

27       Financial Data Schedule (filed herewith)