Form 10-K
period 1997-12-31
CUMMINS ENGINE CO INC
filed 1998-03-04
CIK 26172

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


               For the Fiscal Year Ended December 31, 1997


                       CUMMINS ENGINE COMPANY, INC.


Commission File Number 1-4949
Incorporated in the State of Indiana     I.R.S. Employer Identification
                                                  No. 35-0257090

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K are not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates was approximately $2.2 billion at January 30, 1998.

As of January 30, 1998, there were outstanding 42.1 million shares of the only class of common stock.

                 Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                             TABLE OF CONTENTS
                             _________________


Part     Item                        Description                      Page
____     ____     _________________________________________________   ____

  I        1      Business                                              3
           2      Properties                                           11
           3      Legal Proceedings                                    11
           4      Submission of Matters to Vote of Security Holders    11

 II        5      Market for the Registrant's Common Equity and
                   Related Stockholder Matters                         11
           6      Selected Financial Data                              12
           7      Management's Discussion & Analysis of Results
                   of Operations and Financial Condition               13
           8      Financial Statements & Supplemental Data             17
           9      Disagreements on Accounting & Financial
                   Disclosure                                          17

III       10      Directors & Executive Officers of the Registrant     18
          11      Executive Compensation                               19
          12      Security Ownership of Certain Beneficial Owners
                   and Management                                      19
          13      Certain Relationships & Related Transactions         19

 IV       14      Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                 19
                  Index to Financial Statements                        20
                  Signatures                                           35
                  Exhibit Index                                        37

                                PART I
                                ______
ITEM 1.  BUSINESS
_______  ________

OVERVIEW
________

Cummins Engine Company, Inc. ("Cummins" or "the Company") is a leading worldwide designer and manufacturer of diesel engines, ranging from 76 to 6,000 horsepower and the largest producer of diesel engines over 200 horsepower. The Company also produces natural gas engines and engine components and subsystems. Cummins provides power and components for a wide variety of equipment in its key markets: automotive, power generation, industrial and filtration.

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

In 1997, approximately 56 percent of net sales were in the United States. Major international markets include Asia and Australia (16 percent of net sales); Europe and the CIS (14 percent of net sales); Mexico and Latin America (6 percent of net sales) and Canada (6 percent of net sales).

BUSINESS MARKETS
________________

     Automotive
     __________

     Heavy-duty Truck
     ________________

Cummins has a complete line of 8-, 10-, 11- and 14-liter diesel engines that range from 260 to 525 horsepower serving the heavy-duty truck market. The Company's heavy-duty diesel engines are offered as standard or optional power by most major heavy-duty truck manufacturers in North America. The seven largest US heavy-duty truck OEMs produced 97 percent of the heavy-duty trucks sold in the United States and Canada in 1997. The Company's largest customer for heavy-duty truck engines in 1997 was Navistar International Corporation, which represented 5 percent of the Company's net sales.

In 1997, factory retail sales of North American heavy-duty trucks were 14 percent higher than the previous year's level. Factory retail sales were 201,000 units in 1997, compared to 176,000 units in 1996 and 227,000 units in 1995. The Company's share of the North American heavy-duty truck engine market was 32 percent in 1997 based on data published by the American Automotive Manufacturers Association. The Company's share of the North American heavy-duty truck engine market was 35 percent in 1996 and 1995.

Based on data published by the Society of Motor Manufacturers and Traders, the Company's share of engines for trucks sold in the United Kingdom was 12 percent in 1997 and 11 percent in 1996.

Based on data published by the National Association of Truck and Bus Manufacturers, Cummins remained the leader of the heavy-duty truck market in Mexico, where the economy continued the recovery which began in 1996.

In 1995, the Company introduced new versions of its M11 and N14 engines, both of which have advanced electronic controls and information technology. In 1995, the Company also began to ship natural gas engines for urban special-purpose truck markets and regional haul operations. In 1998, the Company will begin production of a 600 horsepower engine with the first electronic dual cam in automotive history.

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

     Medium-duty Truck
     _________________

The Company has a line of diesel engines ranging from 130 to 300 horsepower serving medium-duty and intercity delivery truck customers worldwide. The Company has begun introducing its next generation of midrange diesel engines, electronic four-valve-head versions which bring Interact technology to medium-duty trucks.

The Company entered the North American medium-duty truck market in 1990. Based upon data published by R. L. Polk, the Company's share of the market for diesel-powered medium-duty trucks in 1997 was 25 percent, compared to 31 percent in 1996 and 35 percent in 1995. Ford Motor Company was the Company's largest customer for this market in 1997, representing 4 percent of the Company's net sales.

The Company sells its B and C Series engines and engine components outside North America to medium-duty truck markets in Asia, Europe, South America and India. In 1996, operations in China at Dong Feng were expanded from a license for B Series engines to include a joint venture for production of C Series engines.

In the medium-duty truck market, the Company competes with independent engine manufacturers as well as truck producers who manufacture diesel engines for their own products. Certain of these integrated manufacturers also are customers of the Company. Primary engine competitors in the medium-duty truck market in North America are Navistar International Corporation and Caterpillar, Inc. The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other diesel engine manufacturers in international markets include Mercedes Benz, AB Volvo, Renault Vehicles Industriels, Iveco Diesel Engines, Hino Motors Ltd., Mitsubishi Heavy Industries, Ltd., Isuzu Motors, Ltd., DAF Group N.V., Scania A.B., Perkins Engines Ltd., Nissan Diesel and MWM Brazil.

     Bus and Light Commercial Vehicles
     _________________________________

For this market, Cummins has both diesel and natural gas engines for pickup trucks, school buses, transit buses, delivery trucks and recreational vehicles.

In North America, Chrysler, which offers the Cummins B Series engines in its Dodge Ram pickup truck, was the Company's largest customer for midrange engines in this market, representing 8 percent of the Company's net sales in 1997. The Company's new 5.9 liter engine will be introduced first into the recreational vehicle market and, by early 1998, into the Dodge Ram pickup truck. This engine will increase horsepower from 215 to 235 in the manual transmission option.

The Company's C Series and M11 diesel engines and L10 natural gas engine are available for the US transit bus market. The demand for alternate fueled products continues to grow. In 1995, Cummins introduced its C Series natural gas engine for school buses in the United States.

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

     Power Generation
     ________________

In 1997, power generation sales represented 21 percent of the Company's net sales. Products include Cummins engines, Onan and Petbow branded generator sets and Newage alternators.

In stationary power, electrical power generation products and services are provided to major markets worldwide. The Company's joint venture with Wartsila Diesel of Finland to produce high-horsepower engines has been expanded to include customer engineering, marketing and service support worldwide. The CW 200 series engine family was introduced in 1996 with initial deliveries in Europe and Asia. The CW 170 series engine family will be introduced in 1998. Providing power generation products for the utility industry has become an increasingly important market, with utilities turning to generator sets to manage peak and seasonal demands. In the mobile business, generator sets are produced for a variety of applications, with Onan a leading supplier of power generation sets for recreational vehicles in the United States.

Newage is a leading manufacturer of alternators in its product range. During 1996, plans were initiated to expand manufacturing capacity at Newage's joint venture in India. Production at a joint venture in China (WUXI Newage) began in 1997.

In Power Generation, Cummins competes on a global scale with a variety of engine manufacturers and generator set assemblers. Caterpillar, Inc. with an investment in FG Wilson and its recent purchase of Perkins Engines, provides the main competition. Detroit Diesel Corporation and AB Volvo are other major engine manufacturers with a presence in the high-speed segment of the market. Onan competes with Caterpillar, F G Wilson and Kohler, among others, in the generator set business. Newage competes globally with Leroy Somer, Marathon and Meccalte, among others. In recent years, Emerson Electric, which already owned Leroy Somer, has become a major player with its acquisition of F G Wilson.

     Industrial
     __________

During 1997, the Company's comprehensive product line, currently ranging from 76 to 2,000 horsepower, continued to make strong advances. Cummins' engines power more than 3,000 models of equipment for the construction, logging, mining, agricultural, petroleum, rail, marine and government markets throughout the world.

In construction markets, the Company's relationship with Komatsu continued to expand. Cummins and Komatsu formed joint ventures in 1993 to produce Cummins B Series engines in Japan and Komatsu's 30-liter engine in the United States. Production at both joint venture sites began on schedule. In 1997, a third joint venture with Komatsu to design next generation industrial engines was announced. During 1997, Cummins and Case jointly launched a financing program for manufacturers, dealers, and customers of Cummins powered industrial equipment. Cummins relationships with Komatsu and Case provide a strong base in the Company's construction and agriculture markets.

The Company's first high-horsepower QUANTUM engine was introduced in 1995. Additional high-horsepower QUANTUM engines will be introduced through 1999 increasing the Company's offering and competitiveness in the mining and related markets.

Marine product applications include recreational and commercial markets. The Company's joint venture with Wartsila will expand commercial product offerings to 6,000 horsepower for the marine market, significantly higher than the 1,800 horsepower currently available.

     Filtration and Other
     ____________________

Fleetguard, Cummins' filtration subsidiary, is a leading designer and manufacturer of filtration products for the North American heavy-duty industry. Its products are also produced and sold in international markets, including Europe, South America, India, China, Australia, and the Far East. Fleetguard produces products for the specialty filtration market with its Kuss subsidiary located in Findley, Ohio. The Company purchased the stock of Nelson Industries, Inc., in January 1998. Nelson designs and manufactures air filtration products and exhaust systems in North America and Europe.

The Company owns 14 distributorships, most of them outside of the United States. Distributors sell loose engines and service parts as well as perform service and repair activities on Cummins products.

Holset's turbochargers are sold worldwide. In 1994, Holset introduced a variable geometry turbocharger design for truck powertrains. Holset's joint venture with TELCO assembled and shipped its first turbochargers in 1996. A joint venture with Wuxi in China also began production in 1996. During 1997, the vibration attenuation business was sold to Simpson Industries. An alliance with Mitsubishi Heavy Industries of Japan has begun limited production of jointly developed turbochargers, with full production beginning in 1998.

BUSINESS OPERATIONS
___________________

     International
     _____________

The Company has manufacturing facilities worldwide, including major operations in Europe, India, Mexico and Brazil. Cummins has entered into license agreements that provide for the manufacture and sale of the Company's products in Turkey, China, Pakistan, South Korea, Indonesia and other countries.

The Company has entered into alliances with business partners in various areas of the world.

In 1997, the Company acquired an additional 1% of the outstanding shares of Kirloskar Cummins Limited, becoming the majority owner, and changed the name to Cummins India Limited. Also, it was announced that the joint venture with Wartsila will be expanded to include worldwide marketing and service activities in addition to design, development and manufacturing. The Company entered this joint venture in 1995 to manufacture both diesel and natural gas engines above 2,500 horsepower.

In 1996, a joint venture was formed with two of the Fiat Group companies - Iveco (trucks and buses) and New Holland (agricultural equipment) - to design and manufacture the next generation of 4-,5-, and 6-liter engines based on Cummins 4- and 6-liter B series engines. Operations on Dong Feng in China were expanded to form a joint venture for production of a C series engine in addition to the license for B Series engines.

In 1995, the Company formed a joint venture with China National Heavy Duty Truck Corporation in Chongqing, previously a Cummins' licensee, to manufacture a broad line of diesel engines in China.

Cummins and Scania of Sweden have a joint venture to develop a fuel system for heavy-duty diesel engines. Cummins also has a joint venture with TELCO to manufacture the Cummins B Series engines in
India for TELCO trucks.   Cummins and Komatsu have formed joint
ventures to manufacture the B Series engines in Japan and high-horsepower Komatsu designed engines in the United States. In 1997, a third joint venture to design next generation industrial engines was announced.

Several of the Company's subsidiaries have operations throughout the world.

Because of the Company's global business activities, its operations are subject to risks, such as currency controls and fluctuations, import restrictions and changes in national governments and policies.

     Research and Development
     ________________________

Cummins conducts an extensive research and engineering program to achieve product improvements, innovations and cost reductions for its customers, as well as to satisfy legislated emissions requirements. The Company is in the midst of a program to refurbish and extend its engine range. Cummins has introduced a variety of concepts in the diesel industry that combine electronic controls, computing capability and information technology. The Company also offers alternate fueled engines for certain of its markets. As disclosed in Note 1 to the Consolidated Financial Statements, research and development expenditures approximated $250 million in 1997, $235 million in 1996, and $230 million in 1995.

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

While individual product lines may experience modest seasonal declines in production, there is no material effect on the demand for Cummins' products on a quarterly basis.

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

There are approximately 7,800 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins-trained service personnel and parts are available to maintain and repair Cummins engines. The Company's parts distribution centers are located strategically throughout the world.

Cummins also sells engines, parts and related products through distributorships worldwide. The Company believes its distribution system is an important part of its marketing strategy and competitive position. Most of its North American distributors are independently owned and operated. The Company has agreements with each of these distributors, which typically are for a term of three years, subject to certain termination provisions. Upon termination or expiration of the agreement, the Company is obligated to purchase various assets of the distributorship. The purchase obligation of the Company relates primarily to inventory of the Company's products, which can be resold by the Company over a reasonable period of time. In the event the Company had been required to fulfill its obligations to purchase assets from all distributors simultaneously at December 31, 1997, the aggregate cost would have been approximately $255 million. Management believes it is unlikely that a significant number of distributors would terminate their agreements at the same time, requiring the Company to fulfill its purchase obligation.

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

     Employment
     __________

At December 31, 1997, Cummins employed 26,300 persons worldwide, approximately 10,200 of whom are represented by various unions. The Company has labor agreements covering employees in North America, South America, the United Kingdom, and India. In 1995, members of the Diesel Workers Union and the Office Committee Union at the Company's midrange engine plant in Southern Indiana ratified 5-year agreements. In 1995, members of the Office Committee Union ratified an early agreement which extends until 1999 for offices and plants in Southern Indiana and the Company's Technical Center. In 1993, members of the Diesel Workers Union reached an agreement that extends until the year 2004. In 1995, members of the United Auto Workers at the Company's crankshaft plant in Fostoria, Ohio, reached an agreement which extends for five years.

ENVIRONMENTAL COMPLIANCE
________________________

     Product Environmental Compliance
     ________________________________

Cummins engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. Cummins' products comply with emissions standards that the US Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 1998. Cummins' ability to comply with these and future emissions standards is an essential element in maintaining its leadership position in the North American regulated markets. The Company will make significant capital and research expenditures to comply with these standards. Failure to comply could result in adverse effects on future financial results.

Cummins has successfully completed the certification of its 1998 on-highway products, which include both midrange and heavy-duty engines. All of these products underwent extensive laboratory and field testing prior to their release.

The Environmental Protection Agency, the U. S. Department of Justice and the California Air Resources Board (collectively, the "government agencies") have raised concerns with diesel engine manufacturers, including Cummins, about the level of Nitrogen Oxide (NOx) emissions from diesel engines under certain driving conditions. The government agencies also have raised concerns about the strategies that diesel manufacturers have employed to maximize fuel economy, while also meeting Clean Air Act standards for NOx emissions. The government agencies have indicated that they may conclude that diesel manufacturers have been in violation of the Clean Air Act and have, therefore, issued conditional certificates of conformity on the 1998 heavy-duty, on-highway diesel engine models. Cummins believes that it is in full compliance with all laws and regulations regarding emissions. The government agencies have not made any final determinations or allegations. The industry and Cummins are engaged in confidential discussions regarding these emissions, the technical challenges confronted if new emissions standards are imposed, the commercial impact of the government's policy and legal positions and related issues. Both the industry and the government agencies are taking these concerns and discussions very seriously and are working diligently toward an amicable resolution. It is premature to predict the outcome of the discussions or whether the outcome will have a material effect on Cummins.

Emissions Averaging, Banking and Trading regulations were promulgated by the EPA in July 1990. By selling 1995, 1996 and 1997 model year engines with emissions levels below applicable standards, Cummins generated oxides of nitrogen and particulate matter credits. Those credits generated in 1995 expire on December 31, 1998 if not used before this date. While a portion of the Company's 1998 products will use some of these credits as part of an effort to achieve cost-effective compliance, the Company does not believe that the cost of compliance without relying on these credits would be material. The Company closely manages credit generation and use, and believes that engines currently using credits will be brought into compliance during the course of normal engineering improvements or will be replaced by engines meeting future emissions standards without any material financial effect.

Model year 1998 marked the latest major change in emissions requirements for heavy-duty on-highway diesel engines when the oxides of nitrogen standard was lowered from 5.0 to 4.0 g/bhp-hr.

Contained in the environmental regulations are several means for the EPA to ensure and verify compliance with emissions standards. Two of the principal means are tests of new engines as they come off the assembly line, referred to as selective enforcement audits ("SEA"), and tests of field engines, commonly called in-use compliance tests. The SEA provisions have been used by the EPA to verify the compliance of heavy-duty engines for several years. In 1997, one such audit test was performed on Cummins engines; it was passed. The failure of an SEA could result in cessation of production of the noncompliant engines and the recall of engines produced prior to the audit. In the product development process, Cummins anticipates SEA requirements when it sets emissions design targets.

No Cummins engines were chosen for in-use compliance testing in 1997. It is anticipated that the EPA will increase the in-use test rate in future years, raising the probability that one or more of the Company's engines will be selected. As with SEA testing, if an in-use test is failed, an engine recall may be necessary.

In 1996, EPA raised an issue with the Company relating to the definition of rated speed, a parameter in engine emissions certification testing. For years, the Company has been operating under a long-standing interpretation of this area of the regulations. EPA questioned the Company's interpretation and requested further information. If the EPA maintains, and ultimately prevails in, its more stringent position, a small number of the Company's 1996 and earlier model year on-highway engines would be affected. The Company believes it has a strong legal basis for its regulatory interpretation; nevertheless, no 1998 model year engines have been released using the questioned interpretation.

In 1988, CARB promulgated a rule that necessitates the reporting of failures of emissions-related components when the failure rate reaches a specified level (25 component failures or one percent of build, whichever is greater). At somewhat higher failure rates (50 components or four percent of build), a recall may be required. The Company continues to monitor such failures. In 1997, there were no emissions-related failures which reached a level that required a report.

In January 1992, CARB promulgated a regulation for engines rated at or above 175 horsepower used in mobile off-highway applications. In mid-1994, the EPA also promulgated regulations for this category although the EPA regulation covers engines rated at or above 50 horsepower. In all other material respects these two regulations are the same. The effective dates are staged according to rated horsepower and began phasing in on January 1, 1996. Cummins has successfully completed certification of its mobile off-highway products which are included in the first, second, and third phases (those with ratings between 50 to 750 horsepower). All of these products have undergone extensive laboratory and field tests prior to their release.

Emissions standards in international markets, including Europe and Japan, are becoming more stringent. Given the Company's experience in meeting US emissions standards, it believes that it is well positioned to take advantage of opportunities in these markets as the need for emissions-control capability grows.

There are several Federal and state regulations which encourage and, in some cases, mandate the use of alternate fueled heavy-duty engines. The Company currently offers natural gas fueled versions of its L10, C8.3 and B5.9 engines, ranging from 150 to 300 horsepower.

Vehicles and certain industrial equipment in which diesel engines are installed must meet Federal noise standards. The Company believes that applications in which its engines are now installed meet those noise standards and that future installations also will be in compliance.

     Other Environmental Statutes and Regulations
     ____________________________________________

Cummins believes it is in compliance in all material respects with laws and regulations applicable to the plants and operations of the Company and its subsidiaries. During the past five years, expenditures for environmental control activities and environmental remediation projects at the Company's operating facilities in the United States have not been a major portion of annual capital outlays and are not expected to be material in 1998.

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

ITEM 2.  PROPERTIES
_______  __________

Cummins' worldwide manufacturing facilities occupy approximately 15 million square feet, including approximately 6 million square feet outside the United States. Principal manufacturing facilities in the United States include the Company's plants in Southern Indiana; Jamestown, New York; Lake Mills, Iowa; Cookeville, Tennessee; and Fridley, Minnesota, as well as an engine plant in Rocky Mount, North Carolina, which is operated in partnership with Case Corporation.

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

                           High         Low         Dividends Declared
                          ______      _______       __________________
1997
____

First quarter            $55 5/8      $44 1/4             $.25
Second quarter            72 3/4       47 3/4              .275
Third quarter             83           67 7/8              .275
Fourth quarter            82 1/2       55 5/16             .275

1996
____

First quarter            $42 7/8      $34 1/2             $.25
Second quarter            47 3/4       40 1/4              .25
Third quarter             41 7/8       36 7/8              .25
Fourth quarter            47 3/4       39                  .25


At December 31, 1997, the approximate number of holders of record of the Company's common stock was 4,700.

The Company has repurchased 3.9 million shares of its common stock since 1994. In 1997, the Company repurchased 1.3 million shares from Ford Motor Company and another .3 million shares on the open market at an aggregate purchase price of $75 million. The Company repurchased
 .8 million shares of stock in the open market at an aggregate purchase price of $34 million in 1996 and 1.6 million shares at an aggregate purchase price of $69 million in 1995. All of the acquired shares are held as common stock in treasury.

In 1997, the Company issued 3.75 million shares of its common stock to an employee benefits trust to fund obligations of employee benefit and compensation plans, principally retirement savings plans. Shares of the common stock held by this trust will not be used in the calculation of the Company's earnings per share until distributed from the trust and allocated to a benefit plan.

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

ITEM 6.  SELECTED FINANCIAL DATA
_______  _______________________

$ Millions, except
per share amounts            1997      1996      1995      1994      1993
_____________________       ______    ______    ______    ______    ______

Net sales                   $5,625    $5,257    $5,245    $4,737    $4,248
Net earnings                   212       160       224       253       177
Earnings per share:
  Basic                       5.55      4.02      5.53      6.14      4.85
  Diluted                     5.48      4.01      5.52      6.11      4.63
Cash dividends per share     1.075      1.00      1.00      .625       .20
Total assets                 3,765     3,369     3,056     2,706     2,391
Long-term debt                 522       283       117       155       190

Earnings per share for 1993-1996 have been restated to reflect the adoption of SFAS No. 128 as disclosed in Note 1 to the Consolidated Financial Statements.

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

OVERVIEW
________

Profit before interest and taxes was a record $312 million in 1997, 34 percent higher than in 1996 on a 7 percent increase in sales. This was accomplished while the Company was in the midst of start-up activities of its new products and joint ventures and completing restructuring actions.

Net earnings were $212 million in 1997, $160 million in 1996 and $224 million in 1995.

RESULTS OF OPERATIONS
_____________________

Net Sales:
__________

In 1997, the Company had revenues of $5.6 billion, the sixth consecutive year of record sales. Revenues from sales of engines were 56 percent of the Company's net sales in 1997, with engine revenues and unit shipments 10 percent and 11 percent higher, respectively, than in 1996. The Company shipped a record 369,800 engines in 1997, compared to 332,300 in 1996 and 338,900 in 1995 as follows:

Unit shipments                    1997        1996        1995
________________                 _______     _______     _______

Midrange engines                 264,300     237,400     222,100
Heavy-duty engines                94,900      85,000     107,300
High-horsepower engines           10,600       9,900       9,500
                                 _______     _______     _______
                                 369,800     332,300     338,900
                                 _______     _______     _______

Revenues from non-engine products, which were 44 percent of net sales in 1997, were 3 percent higher than in 1996. The increase in 1997 was due primarily to filtration products and PowerCare (which includes new parts and remanufactured engines and parts) in North American and European markets. Sales of the remaining non-engine products, in the aggregate, were essentially level with 1996.

The Company's sales for each of its key markets during the last three years were:

$ Millions                        1997         1996        1995
__________                       ______       ______      ______

Automotive                       $2,622       $2,447      $2,689
Power Generation                  1,205        1,213       1,092
Industrial                        1,044          863         776
Filtration and Other                754          734         688
                                 ______       ______      ______
                                 $5,625       $5,257      $5,245
                                 ______       ______      ______

Sales of $2.6 billion in 1997 for automotive markets were 7 percent higher than in 1996 and 2 percent lower than in 1995, when North American heavy-duty truck production was at record levels. In 1997, heavy-duty truck engine revenues and unit shipments were both 11 percent higher than in 1996, with unit shipments up 6 percent over 1996 for the North American market, where Cummins continued to be the market leader with a 32-percent market share. The Company announced in 1997 a new electronic engine (the Signature 600) for this market, with initial shipments scheduled in 1998. International unit shipments for the heavy-duty market in 1997 were 55 percent higher than in 1996 due to the recovery in European automotive markets and strong demand in Mexico.

Revenues from the sales of engines for medium-duty trucks in 1997 were essentially level with the prior year, with sales in international markets (Brazil, Europe and Mexico) offsetting a lower level of unit shipments in North America. For the bus and light commercial vehicle market, engine revenues in 1997 were 15 percent higher than in 1996, on a 13-percent increase in unit shipments. The increase in 1997 was due to both record unit shipments to Chrysler for the Dodge Ram pickup, which were 8 percent higher than in 1996 and 22 percent higher than in 1995, and strong demand in bus markets. In early 1998, the Company and Chrysler jointly announced production of a new fully electronic engine for the new Dodge Ram pickup. In November 1997, the Company introduced the new ISC engine for the premium end of the medium-duty truck, bus and recreational vehicle markets.

Revenues of $1.2 billion in 1997 for power generation, while level with 1996, were 10 percent higher than in 1995. Sales of the Company's generator sets continued to reflect growth in Latin American and most Asian markets during 1997. In addition, sales of alternators were 4 percent higher than the prior year, despite the effects of the strong UK pound. Demand for small generator sets that provide electrical power for recreational vehicles also continued to be strong in North America where the Company enjoys over an 80-percent market share. However, 1997 sales were lower than in prior years due to the Company's exiting the gas engine business in 1996.

In 1997, sales for industrial markets were 21 percent higher than in 1996 and 35 percent higher than in 1995, exceeding $1 billion for the first time. Sales for construction markets in 1997 were 23 percent higher than in 1996 with increases in North America and new business in Europe. Sales for agricultural markets were 45 percent higher than the prior year, with the increase due to strong markets and sales in Uzbekistan. Sales for the marine market in 1997 were 9 percent higher than in 1996 and 39 percent higher than in 1995. The Company's sales to the mining market also were 9 percent higher than the prior year.

Sales of $754 million in 1997 for filtration and other markets were 3 percent higher than in 1996 and 10 percent higher than in 1995. Fleetguard continued to enjoy a 9 percent sales growth in 1997. In January 1998, the Company completed the acquisition of Nelson Industries, Inc., a manufacturer of filtration and exhaust system products, which will significantly expand the Company's product line.

Net sales by marketing territory for each of the last three years were:

$ Millions                        1997         1996        1995
__________                       ______       ______      ______

United States                    $3,123       $2,925      $3,018
Asia/Australia                      898          868         723
Europe/CIS                          796          759         783
Mexico/Latin America                364          260         233
Canada                              318          313         384
South Africa/Middle East            126          132         104
                                 ______       ______      ______
                                 $5,625       $5,257      $5,245
                                 ______       ______      ______

Europe and the CIS, which represented 14 percent of the Company's sales in 1997, were 5 percent higher than in 1996 as a result of recovery in automotive markets and increased industrial business. Business in Mexico and Latin America also was strong in 1997, a 40 percent increase over 1996. In Australia, the Company's sales are primarily for automotive, power generation and mining markets, and, in 1997, were essentially level with 1996. Asian countries, in total, represented 12 percent of the Company's sales in 1997 and 1996 and 10 percent in 1995. In Indonesia, Malaysia, Thailand and Korea, the Company's business is primarily power generation, industrial and parts. Business in this area in the fourth quarter of 1997 was 9 percent below the third quarter, although, for the year, it exceeded the 1996 level. Despite the slowdown due to economic turmoil in these countries, the Company has experienced no material changes to date in other parts of Asia. With the awareness that the Company's business can change rapidly, it is difficult to forecast the future effect of this region's uncertainties.

Gross Margin:
_____________

The Company's gross margin percentage was 22.8 percent of sales in 1997, compared to 22.5 percent in 1996 and 24.2 percent in 1995. The Company's gross margin percentage benefited from volume and mix in 1997 ($116 million, or 32-percent leverage). In addition, net benefits from the Company's restructuring actions served to mitigate higher costs associated with new product introductions. Product coverage costs were 2.6 percent of net sales in 1997, compared to 2.7 percent in 1996 and 2.4 percent in 1995.

Operating Expenses:
___________________

Selling and administrative expenses were 13.2 percent of net sales in 1997, compared to 13.8 percent in 1996 and 13.2 percent in 1995. On the 7-percent sales increase in 1997, these expenses, which include volume-variable components, were up less than 3 percent in absolute dollars. Net benefits of the Company's restructuring actions offset increases in costs associated with new product launches and information systems during 1997.

The Company has undertaken a program to prepare its computer systems and applications for the year 2000. This will be accomplished with the use of existing information technology resources and external consulting services. The Company expects to incur expenditures of approximately $43 million to remedy this problem. In 1997, $3 million was expensed, and the Company estimates an expense of $18 million in 1998.

Research and engineering expenses were 4.6 percent of net sales in 1997, compared to 4.8 percent in 1996 and 5.0 percent in 1995. This is a result of certain product developments moving to the production stage and expense controls.

Income from joint ventures and alliances was $10 million in 1997. The increase in income over prior years was due to earnings and royalties from Kirloskar Cummins and the joint ventures with Komatsu. In the fourth quarter of 1997, the Company began consolidating the results of Kirloskar Cummins, which was renamed Cummins India Limited, as a result of increasing Cummins' ownership interest to 51 percent.

Other:
______

Interest expense of $26 million was $8 million higher than in 1996 and $13 million higher than in 1995 due to the increased level of borrowings in 1997 to support higher capital expenditures, working capital and share repurchases.

In 1995, the Company's results included restructuring charges of $118 million for costs to consolidate operations and reduce its worldwide work force. During 1997, restructuring actions included the sale of the Company's vibration attenuation business, continued workforce reductions and the culmination of certain plant closings. The earnings statement effect of this activity was not material. To date, approximately 3,300 employees have separated from the Company as a result of these restructuring actions.

Provision for Income Taxes:
___________________________

The Company's income tax provision in 1997 was $74 million, an effective tax rate of 26 percent, reflecting tax breaks on export sales and benefits from the research tax credit. In 1996, the Company's effective tax rate was 25 percent. In 1995, the Company reduced its valuation allowance for tax benefit carryforwards $68 million. The tax provision for 1995 also included a credit of $35 million for additional tax benefits related to the amendment of prior years' returns.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of cash flows were:

$ Millions                                           1997     1996     1995
__________                                           ____     ____     ____

Net cash from operating & investing activities      $(154)    $(66)   $  33
Net cash from financing activities                     96      110     (121)
Effect of exchange rate changes on cash              (  1)       4        1
                                                     _____     ___     _____
Net change in cash                                  $( 59)    $ 48    $( 87)
                                                    ______    ____    ______

During 1997, net cash used for operating and investing activities was $154 million. The higher level of net cash requirements in 1997 was due primarily to planned capital expenditures ($405 million in 1997, compared to $304 million in 1996 and $223 million in 1995) for investments in new products and for working capital. The Company expects a decrease in capital expenditures during 1998 as new engines move into production. Net working capital, excluding the consolidation of Cummins India Limited's working capital of $46 million, was 10.8 percent of sales, compared to 10.1 percent in 1996. Investments in joint ventures and alliances of $47 million reflected the net effect of capital contributions, primarily to the joint venture with Wartsila, and cash generated by certain joint ventures.

Net cash provided from financing activities was $96 million in 1997. As disclosed in Note 5, the Company issued $120 million in debentures under a shelf registration statement in 1997 and filed a registration statement with the Securities and Exchange Commission in December 1997 for $1 billion. Notes and debentures to be issued initially under this registration statement will be used to repay interim financing obtained in early 1998 for the acquisition of Nelson Industries, Inc., and to pay down other indebtedness outstanding at December 31, 1997.

As disclosed in Note 9, the Company has repurchased 3.9 million shares of its common stock since 1994. In 1997, the Company also issued 3.75 million shares of its common stock to an employee benefit trust. Shares held by this trust are not used in the calculation of earnings per share until distributed from the trust and allocated to a benefit plan.

In April 1997, the Company announced a 10 percent increase in its quarterly stock dividend from 25 cents per share to 27.5 cents. The increase was effective with the dividend payment in June 1997.

As more fully disclosed in Note 13, diesel engine manufacturers, including Cummins, are involved in discussions with the Environmental Protection Agency, the U. S. Department of Justice and the California Air Resources Board regarding diesel engine emissions.

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

Future Factors include increasing price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; the mix of products; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes, including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the cyclical nature of Cummins' business; the outcome of pending and future litigation and governmental proceedings; and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support Cummins' future business.

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

See Index to Financial Statements on page 20.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
_______  ____________________________________________________

None.
                              PART III
                              ________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________  __________________________________________________

The information appearing under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 7, 1998 ("the Proxy Statement") is incorporated by reference in partial answer to this item. Except as otherwise specifically incorporated by reference, the Proxy Statement is not to be deemed filed as part of this report.

The executive officers of the Company at December 31, 1997 are set forth below. The Chairman of the Board and President are elected annually by the Board of Directors at the Board's first meeting following the Annual Meeting of the Shareholders. Other officers are appointed by the Chairman and ratified by the Board of Directors and hold office for such period as the Board of Directors or Chairman of the Board may prescribe.

                           Present Position and Business Experience
     Name          Age     During Last 5 Years
_______________    ___     _________________________________________________

Jean S. Blackwell   43     Vice President - Human Resources (1997 to
                           present), Vice President - General Counsel (1997)

C. Roberto Cordaro  47     Executive Vice President, Group President -
                           Automotive (1996 to present), Group Vice
                           President - Marketing (1990 to 1996)

John K. Edwards     53     Executive Vice President, Group President - Power
                           Generation and International (1996 to present), Vice President - International (1989 to 1996)

Mark R. Gerstle     42     Vice President - Cummins Business Services and
                           Secretary (1998 to present), Vice President -
                           Law and Corporate Affairs and Secretary (1997 to
                           1998), Vice President - General Counsel and
                           Secretary (1995 to 1997), Assistant General
                           Counsel (1991 to 1995)

James A. Henderson  63     Chairman and Chief Executive Officer (1995 to
                           present), President & Chief Executive Officer
                           (1994 to 1995), President and Chief Operating
                           Officer (1977-1994)

M. David Jones      50     Vice President - Filtration Group and President,
                           Fleetguard, Inc. (1996 to present), Vice
                           President - Aftermarket Group (1989 to 1996)

F. Joseph Loughrey  48     Executive Vice President, Group President -
                           Industrial and Chief Technical Officer (1996 to
                           present), Group Vice President - Worldwide
                           Operations & Technology (1995 to 1996), Group
                           Vice President - Worldwide Operations (1990 to
                           1995)

Rick J. Mills       50     Vice President - Corporate Controller (1996
                           to present), Vice President Pacific Rim and
                           Latin America - Fleetguard, Inc. (1993 to 1996),
                           President - Atlas, Inc. (1990-1993)

Kiran M. Patel      49     Vice President and Chief Financial Officer
                           (1996 to present), President - Fleetguard, Inc.
                           (1993 to 1996), President - CUMBRASIL
                           (1990 to 1993)

Theodore M. Solso   50     President and Chief Operating Officer (1995 to
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

                                PART IV
                                _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
________  _______________________________________________________________

Documents filed as a part of this report:

     1. See Index to Financial Statements on page 20 for a list of the financial statements filed as a part of this report.

     2. See Exhibit Index on page 37 for a list of the exhibits filed or incorporated herein as a part of this report.

No reports on Form 8-K were filed during the fourth quarter of 1997.

                      INDEX TO FINANCIAL STATEMENTS
                      _____________________________


                                                               Page
                                                               ____

Responsibility for Financial Statements                         21
Report of the Independent Public Accountants                    21
Consolidated Statement of Earnings                              22
Consolidated Statement of Financial Position                    23
Consolidated Statement of Cash Flows                            24
Consolidated Statement of Shareholders' Investment              25
Notes to Consolidated Financial Statements                      26
Quarterly Financial Data                                        34

               RESPONSIBILITY FOR FINANCIAL STATEMENTS
               _______________________________________



Management is responsible for the preparation of the Company's consolidated financial statements and all related information appearing in this Form 10-K. The statements and notes have been prepared in conformity with generally accepted accounting principles and include some amounts which are estimates based upon currently available information and management's judgment of current conditions and circumstances. The Company engaged Arthur Andersen LLP, independent public accountants, to examine the consolidated financial statements. Their report appears on this page.

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

The Board of Directors has an Audit Committee whose members are not employees of the Company. The committee meets periodically with management, internal auditors and representatives of the Company's independent public accountants to review the Company's program of internal controls, audit plans and results, and the recommendations of the internal and external auditors and management's responses to those recommendations.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ________________________________________



To the Shareholders and Board of Directors of Cummins Engine Company,
Inc.:

We have audited the accompanying consolidated statement of financial position of Cummins Engine Company, Inc., (an Indiana corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, cash flows and shareholders' investment for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cummins Engine Company, Inc., and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                               Arthur Andersen LLP
Chicago, Illinois,
January 26, 1998.

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                    __________________________________



Millions, except per share amounts           1997       1996       1995
__________________________________          ______     ______     ______

Net sales                                   $5,625     $5,257     $5,245
Cost of goods sold                           4,345      4,072      3,974
                                            ______     ______     ______
Gross profit                                 1,280      1,185      1,271
Selling & administrative expenses              744        725        692
Research & engineering expenses                260        252        263
(Income) expense from joint
 ventures and alliances                        (10)         -          2
Interest expense                                26         18         13
Other (income) expense, net                    (26)       (24)         6
Restructuring charges                            -          -        118
                                             _____      _____      _____
Earnings before income taxes                   286        214        177
Provision (credit) for income taxes             74         54        (47)
                                             _____      _____      _____
Net earnings                                 $ 212      $ 160      $ 224
                                             _____      _____      _____

Basic earnings per share                     $5.55      $4.02      $5.53
Diluted earnings per share                    5.48       4.01       5.52


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________



Millions, except per share amounts                     December 31,
__________________________________                   1997        1996
                                                    ______      ______
Assets
Current assets:
 Cash and cash equivalents                          $   49      $  108
 Receivables                                           771         669
 Inventories                                           677         587
 Other current assets                                  213         189
                                                     _____       _____
                                                     1,710       1,553
                                                     _____       _____
Investments and other assets:
 Investments in joint ventures and alliances           204         207
 Other assets                                          142         119
                                                     _____       _____
                                                       346         326
                                                     _____       _____
Property, plant and equipment:
 Land and buildings                                    495         460
 Machinery, equipment and fixtures                   2,079       1,931
 Construction in progress                              392         270
                                                     _____       _____
                                                     2,966       2,661
 Less accumulated depreciation                       1,434       1,375
                                                     _____       _____
                                                     1,532       1,286
                                                     _____       _____

Intangibles, deferred taxes & deferred charges         177         204
                                                    ______      ______
Total assets                                        $3,765      $3,369
                                                    ______      ______

Liabilities and shareholders' investment
Current liabilities:
 Loans payable                                      $   90      $   93
 Current maturities of long-term debt                   42          39
 Accounts payable                                      386         380
 Accrued salaries and wages                             87          84
 Accrued product coverage & marketing expenses         120         126
 Income taxes payable                                   18          16
 Other accrued expenses                                312         283
                                                     _____       _____
                                                     1,055       1,021
                                                     _____       _____
Long-term debt                                         522         283
                                                     _____       _____
Other liabilities                                      713         747
                                                     _____       _____
Minority interest                                       53           6
                                                     _____       _____

Shareholders' investment:
 Common stock, $2.50 par value, 48.1 and 43.9
  shares issued                                        120         110
 Additional contributed capital                      1,119         929
 Retained earnings                                     713         535
 Common stock in treasury,at cost,6.0 & 4.5 shares    (245)       (169)
 Common stock held in trust for employee benefit
  plans, 3.7 shares                                   (175)          -
 Unearned compensation                                ( 42)        (46)
 Cumulative translation adjustments                   ( 68)        (47)
                                                     _____       ______
                                                     1,422       1,312
                                                     _____       _____

Total liabilities & shareholders' investment        $3,765      $3,369
                                                    ______      ______


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ____________________________________



Millions                                          1997       1996       1995
________                                         ______     ______     ______

Cash flows from operating activities:
 Net earnings                                    $ 212      $ 160      $ 224
                                                 _____      _____      _____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
  Depreciation and amortization                    158        149        143
  Restructuring actions                           ( 24)      ( 42)       114
  Receivables                                     ( 80)      ( 56)      ( 91)
  Inventories                                     ( 65)      ( 62)         3
  Accounts payable and accrued expenses           ( 18)        28         99
  Deferred income taxes                             22         17       (100)
  Other                                           (  5)      (  1)        14
                                                  ____       ____       ____
  Total adjustments                               ( 12)        33        182
                                                  ____       ____       ____
                                                   200        193        406
                                                  ____       ____       ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                       (405)      (304)      (223)
  Disposals                                         21         26          6
 Investments in joint ventures and alliances      ( 47)      (  5)      (147)
 Acquisitions and dispositions of business
  activities                                        76         10       (  1)
 Other                                               1         14       (  8)
                                                  _____      _____      _____
                                                  (354)      (259)      (373)
                                                  _____      _____      _____
Net cash (used in) provided by operating
 and investing activities                         (154)      ( 66)        33
                                                  _____      ____       ____
Cash flows from financing activities:
 Proceeds from borrowings                          281        200          2
 Payments on borrowings                           ( 50)      ( 47)      ( 37)
 Net (payments) borrowings under credit
  agreements                                      ( 12)        32         19
 Repurchases of common stock                      ( 75)      ( 34)      ( 69)
 Dividend payments                                ( 45)      ( 40)      ( 40)
 Other                                            (  3)      (  1)         4
                                                  _____      _____      _____
                                                    96        110       (121)
                                                  ____       ____       _____

Effect of exchange rate changes on cash           (  1)         4          1
                                                  _____      ____       _____
Net change in cash and cash equivalents           ( 59)        48       ( 87)
Cash & cash equivalents at beginning of year       108         60        147
                                                  ____       ____       ____
Cash & cash equivalents at end of year            $ 49       $108       $ 60
                                                  ____       ____       ____
Cash payments during the year for:
 Interest                                         $ 21       $ 16       $ 13
 Income taxes                                       42         40         59


The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
           __________________________________________________



Millions, except per share amounts                1997      1996      1995
__________________________________               ______    ______    ______

Common stock:
 Balance at beginning of year                    $  110     $ 110     $ 109
 Issued to trust for employee benefit plans           9         -         -
 Other                                                1         -         1
                                                  _____     _____     _____
 Balance at end of year                             120       110       110
                                                  _____     _____     _____
Additional contributed capital:
 Balance at beginning of year                       929       926       927
 Issued to trust for employee benefit plans         171         -         -
 Other                                               19         3       ( 1)
                                                  _____     _____     _____
 Balance at end of year                           1,119       929       926
                                                  _____     _____     _____
Retained earnings:
 Balance at beginning of year                       535       406       232
 Net earnings                                       212       160       224
 Cash dividends                                    ( 45)      (40)     ( 40)
 Additional minimum liability for pensions           12         9      ( 10)
 Other                                             (  1)        -         -
                                                  _____     _____     _____
 Balance at end of year                             713       535       406
                                                  _____     _____     _____
Common stock in treasury:
 Balance at beginning of year                      (169)     (135)     ( 72)
 Repurchased                                       ( 76)      (34)     ( 69)
 Issued                                               -         -         6
                                                  ______    ______    ______
 Balance at end of year                            (245)     (169)     (135)
                                                  ______    ______    ______

Common stock held in trust for employee
 benefit plans:
 Issued                                            (180)        -         -
 Shares allocated to benefit plans                    5         -         -
                                                  ______    _____     _____
 Balance at end of year                            (175)        -         -

Unearned compensation:
 Balance at beginning of year                      ( 46)      (51)     ( 55)
 Shares allocated to participants                     4         5         4
                                                  ______    ______    ______
 Balance at end of year                            ( 42)      (46)     ( 51)
                                                  ______    ______    ______

Cumulative translation adjustments:
 Balance at beginning of year                      ( 47)      (73)      (69)
 Adjustments                                       ( 21)       26       ( 4)
                                                  ______    ______    ______
 Balance at end of year                            ( 68)      (47)      (73)
                                                  _____     _____     _____
Shareholders' investment                         $1,422    $1,312    $1,183
                                                 ______    ______    ______

Shares of stock
Common stock, $2.50 par value, 150.0 shares
 authorized
 Balance at beginning of year                      43.9      43.9      43.8
 Shares issued                                      4.2         -         -
 Other                                                -         -        .1
                                                   ____      ____      ____
 Balance at end of year                            48.1      43.9      43.9
                                                   ____      ____      ____
Common stock in treasury
 Balance at beginning of year                       4.5       3.7       2.2
 Shares repurchased                                 1.5        .8       1.6
 Shares issued                                        -         -       (.1)
                                                   ____      ____      _____
 Balance at end of year                             6.0       4.5       3.7
                                                   ____      ____      ____
Common stock held in trust for employee
 benefit plans                                      3.7         -         -
                                                   ____      ____      ____


The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               __________________________________________


NOTE 1.  ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include all significant majority-owned subsidiaries. Affiliated companies in which Cummins does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. Use of estimates and assumptions as determined by management is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates and assumptions.

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

Foreign Currency: Assets and liabilities of foreign entities, where the local currency is the functional currency, have been translated at year-end exchange rates, and income and expenses have been translated to US dollars at average-period rates. Adjustments resulting from translation have been recorded in shareholders' investment and are included in net earnings only upon sale or liquidation of the underlying foreign investment.

For foreign entities where the US dollar is the functional currency, including those operating in highly inflationary economies, inventory, property, plant and equipment balances and related income statement accounts have been translated using historical exchange rates. The resulting gains and losses have been credited or charged to net earnings.

Other Costs: Estimated costs of commitments for product coverage programs are charged to earnings at the time the Company sells its products.

Research & development expenditures, net of contract reimbursements, are expensed when incurred and were $250 million in 1997, $235 million in 1996 and $230 million in 1995.

Maintenance and repair costs are charged to earnings as incurred.

Inventories: Inventories are generally stated at cost or net realizable value. Approximately 20 percent of domestic inventories (primarily heavy-duty and high-horsepower engines and engine parts) are valued using the last-in, first-out (LIFO) cost method.
Inventories at December 31 were as follows:

$ Millions                                1997        1996
__________                                ____        ____
Finished products                         $351        $334
Work-in-process and raw materials          388         319
                                          ____        ____
Inventories at FIFO cost                   739         653
Excess of FIFO over LIFO                   (62)        (66)
                                          ____        ____
                                          $677        $587
                                          ____        ____

Property, Plant and Equipment: A modified units-of-production method, which is based upon units produced subject to a minimum level, is used to depreciate substantially all engine production equipment. The straight-line depreciation method is used for all other equipment.
The estimated depreciable lives range from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures.

Software: Costs of internally-developed software are expensed as incurred. External software costs (excluding research, reengineering and training) are capitalized and amortized over 5 years. Capitalized software, net of amortization, was $32 million at December 31, 1997 and $19 million at December 31, 1996.

Earnings Per Share: Effective January 1, 1997, Cummins adopted SFAS No. 128, a new accounting rule on calculating earnings per share. Under the new rule, basic earnings per share are computed by dividing net earnings by the weighted-average number of shares outstanding for the period; diluted earnings per share are computed by dividing net earnings by the weighted-average number of shares, assuming the exercise of stock options. Shares of stock held by the employee benefits trust are not included in outstanding shares for EPS until distributed from the trust. Prior years have been restated to reflect this new rule.

                                     Weighted
Millions, except       Net           Average
per share amounts    Earnings         Shares       Per share
_________________    ________        ________      _________

1997
____
Basic                 $212             38.2         $5.55
Options                  -               .5         _____
                      ____             ____
Diluted               $212             38.7         $5.48
                      ____             ____         _____
1996
____
Basic                 $160             39.8         $4.02
Options                  -               .1         _____
                      ____             ____
Diluted               $160             39.9         $4.01
                      ____             ____         _____

1995
____
Basic                 $224             40.6         $5.53
Options                  -               .1         _____
                      ____             ____
Diluted               $224             40.7         $5.52
                      ____             ____         _____


NOTE 2. SUBSEQUENT EVENT: In January 1998, Cummins completed the acquisition of the stock of Nelson Industries, Inc., for $450 million. Nelson, a filtration and exhaust systems manufacturer, will be consolidated from the date of its acquisition. The purchase price in excess of net assets will be amortized over 40 years.

NOTE 3. RESTRUCTURING CHARGES: Results of operations in 1995 included restructuring charges of $118 million ($77 million after taxes) for costs to reduce the worldwide work force through a series of actions, including voluntary and involuntary separations, retirements and plant consolidations. Facility consolidations included closing or restructuring selected operations in Europe, Brazil and North America. In 1997, restructuring actions included the sale of the Company's vibration attenuation business, continued workforce reductions and the culmination of certain plant closings. The earnings statement effect of this activity was not material. A total of approximately $83 million has been charged to the liabilities as of December 31, 1997.

NOTE 4. INVESTMENTS IN JOINT VENTURES AND ALLIANCES: Investments in joint ventures and alliances at December 31 were as follows:

$ Millions                                1997         1996
__________                                ____         ____
Cummins Wartsila                          $ 88         $ 59
Consolidated Diesel                         32           38
Kirloskar Cummins                            -           36
Chongqing Cummins                           16           16
Tata Cummins                                16           13
Behr America, Inc.                          14           12
Other                                       38           33
                                          ____         ____
                                          $204         $207
                                          ____         ____

In the fourth quarter of 1997, the Company increased its ownership interest in Kirloskar Cummins to 51 percent and began consolidating the subsidiary, which was renamed Cummins India Limited.

Net sales of the joint ventures and alliances were $1.3 billion in 1997 and 1996 and $1.1 billion in 1995. Summary balance sheet information for the joint ventures and alliances was as follows:

                                                     December 31,
$ Millions                                         1997        1996
__________                                         ____        ____
Current assets                                     $447        $458
Noncurrent assets                                   533         478
Current liabilities                                (258)       (305)
Noncurrent liabilities                             (305)       (248)
                                                   ____        ____
Net assets                                         $417        $383
                                                   ____        ____
Cummins' share                                     $204        $207
                                                   ____        ____

In connection with various joint venture agreements, Cummins is required to purchase products from the joint ventures in amounts to provide for the recovery of specified costs of the ventures. Under the agreement with Consolidated Diesel, Cummins' purchases were $538 million in 1997 and $540 million in 1996.

NOTE 5.  LONG-TERM DEBT:  Long-term debt at December 31 was:

$ Millions                                         1997       1996
__________                                         ____       ____
Commercial paper                                   $242       $ 90
6.75% notes, due 2027                               120          -
8.2% notes, due 2003                                 96        108
Guaranteed notes of ESOP Trust, due 1998             65         67
10.35%-10.65% medium-term notes, through 1998        14         35
Other                                                27         22
                                                   ____       ____
Total                                               564        322
Current maturities                                  (42)       (39)
                                                   ____       ____
Long-term debt                                     $522       $283
                                                   ____       ____

Maturities of long-term debt for the five years subsequent to December 31, 1997 are $42 million, $25 million, $21 million, $21 million and $24 million. At both December 31, 1997 and 1996, the weighted-average interest rates on loans payable and current maturities of long-term debt approximated 7 percent.

In 1997, the Company issued $120 million of 6.75 percent debentures that mature in 2027. Holders have a 1-time option in 2007 to redeem the debentures and Cummins has a recall right after ten years. The Company filed a Shelf Registration Statement with the Securities and Exchange Commission in 1997 in the amount of $1 billion to issue from time to time debt securities, preferred stock, preference stock, common stock or warrants at prices and on terms to be determined at the time of sale. In the first quarter of 1998, the Company issued $765 million face amount of notes and debentures under this registration statement to finance the acquisition of Nelson and pay down other indebtedness outstanding at December 31, 1997. In 1996, a subsidiary of the Company issued 8.2 percent notes that resulted in net proceeds of $100 million.

At December 31, 1997, there were no outstanding borrowings under the Company's $400 million revolving credit agreement. In January 1998, the agreement was amended forming two $500 million agreements maturing in 1999 and 2003. These agreements support the Company's commercial paper borrowings. The commercial paper initially was issued in 1996 as replacement financing for an arrangement whereby the Company sold up to $110 million in receivables without recourse. The agreement for the sale of receivables expired in the second quarter of 1996 and was not renewed by the Company. The Company also has other domestic and international credit lines with approximately $250 million available at December 31, 1997.

The Company has guaranteed the outstanding borrowings of its ESOP Trust. The notes are due in July 1998 and the Trust intends to refinance the notes with the Company continuing to guarantee the borrowings. Cash contributions to the Trust, together with the dividends accumulated on the common stock held by the Trust, are used to pay interest and principal. Cash contributions and dividends to the Trust and the Company's compensation expense approximated $10 million in each year.
The unearned compensation, which is reflected as a reduction to shareholders' investment, represents the historical cost of the shares of common stock that have not yet been allocated by the Trust to participants.

NOTE 6. OTHER LIABILITIES: Other liabilities at December 31 included the following:

$ Millions                                          1997       1996
__________                                          ____       ____
Accrued retirement & post-employment benefits       $487       $530
Accrued product coverage & marketing expenses        111        112
Accrued compensation                                  34         28
Deferred income taxes                                 25         28
Other                                                 56         49
                                                    ____       ____
                                                    $713       $747
                                                    ____       ____

NOTE 7.  INCOME TAXES:  The provision for income taxes was as follows:

$ Millions                                 1997     1996      1995
_____________                              ____     ____      ____
Current:
 U.S. Federal and state                    $16      $22       $ 30
 Foreign                                    32       15         23
                                            __       __         __
                                            48       37         53
                                            __       __         __
Deferred:
 U.S. Federal and state                     26        -       ( 93)
 Foreign                                     -       17       (  7)
                                            __       __       _____
                                            26       17       (100)
                                           ___      ___       _____
                                           $74      $54       $(47)
                                           ___      ___       _____

The Company expects to realize all of its tax assets, including the use of all carryforwards, before any expiration. A valuation allowance previously maintained against tax carryforward benefits was released to earnings as a reduction of income tax expense in the amount of $68 million in 1995. Tax benefits of $35 million also were recorded as a reduction to income tax expense in 1995 for changes in the treatment of foreign tax credits and foreign sales corporation benefits for prior years.

Significant components of net deferred tax assets related to the following tax effects of differences between financial and tax reporting at December 31:

$ Millions                                                1997       1996
__________                                                ____       ____

Employee Benefit plans                                    $266       $247
Product coverage & marketing expenses                       64         72
Restructuring charges                                        9         10
US plant & equipment                                      (139)      (125)
Net foreign taxable differences, primarily plant
 and equipment                                            ( 23)      ( 23)
US Federal carryforward benefits:
 General business tax credits, expiring 2009 to 2011        31         45
 Minimum tax credits, no expiration                         10          9
Other net differences                                       13         21
                                                          ____       ____
                                                          $231       $256
                                                          ____       ____
Balance Sheet Classification
____________________________
Current assets                                            $129       $131
Noncurrent assets                                          127        153
Noncurrent liabilities                                     (25)       (28)
                                                           ___       ____
                                                          $231       $256
                                                          ____       ____

Earnings before income taxes and differences between the effective tax rate and US Federal income tax rates were:

$ Millions                                        1997      1996      1995
__________                                        ____      ____      ____
Earnings before income taxes:
  US                                              $205      $134      $135
  Foreign                                           81        80        42
                                                  ____      ____      ____
                                                  $286      $214      $177
                                                  ____      ____      ____

Tax at 35 percent US statutory rate               $100      $ 75      $ 62
Adjustment to beginning-of-year
 valuation allowance                                 -         -       (68)
Change in treatment of foreign tax credit
 and foreign sales corporation benefits
 of prior years                                      -         -       (35)
Research tax credits                               (11)      ( 6)      ( 6)
Current-year foreign sales corporation benefits (11) (11) ( 5) Differences in rates and taxability of foreign
 subsidiaries                                      ( 3)        -         -
All other, net                                     ( 1)      ( 4)        5
                                                  ____      _____     _____
                                                  $ 74      $ 54      $(47)
                                                  ____      _____     _____

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

It is the Company's policy to make contributions to pension plans sufficient to meet the funding requirements of applicable laws and regulations, plus such additional amounts as deemed to be appropriate. Plan assets consisted principally of equity securities and corporate and fixed-income Government obligations. Cummins common stock represented 7 percent of plan assets at December 31, 1997.

The Company's pension expense under these plans was as follows:

$ Millions                           1997       1996       1995
____________                         ____       ____       ____
Service cost                         $ 41       $ 45       $ 40
Interest cost                         115        104         99
Asset return:
 Actual                              (414)      (155)      (214)
 Deferred                             280         39        110
Amortization of transition asset     (  9)      (  9)      (  9)
Other                                  13         16         14
                                     ____       ____       ____
                                     $ 26       $ 40       $ 40
                                     ____       ____       ____

The liability for these plans at December 31 was as follows:

$ Millions                                    1997          1996
__________                                  ________       ________
Vested                                      $(1,449)       $(1,286)
Accumulated                                 $(1,637)       $(1,410)
                                             _______        _______
Projected                                   $(1,693)       $(1,491)
Plan assets                                   1,905          1,555
                                             ______         ______
Funded status                                   212             64
Unrecognized:
 Experience gain (a)                         (  269)        (  114)
 Prior service cost (b)                          63             70
 Transition asset (c)                        (   11)        (   21)
Adjustment to recognize minimum
 liability (d)                                    -         (   35)
                                             _______        _______
Prepaid pension liability                   $(    5)       $(   36)
                                             _______        _______

(a) The net deferred gain resulting from investments, other experience and changes in assumptions.
(b) The prior service effect of plan amendments deferred for recognition over remaining service.
(c) The balance of the initial difference between assets and obligations deferred for recognition over a 15-year period.
(d) An adjustment to reflect the unfunded accumulated benefit obligation for plans whose benefits exceed the assets.

The projected benefit obligation for under-funded plans was $418 million at December 31, 1997 and $694 million at December 31, 1996, of which $13 million and $109 million, respectively, was recorded as a liability. The assumed long-term rate of compensation increase for salaried plans approximated expected inflation in both 1997 and 1996. Other significant assumptions for the Company's principal plans were:

                                               1997          1996
                                               ____          ____
Weighted-average discount rate for
 benefit obligations                            7.5%         7.75%
Long-term rate of return on plan assets        10.0%         9.25%

Cummins also provides various health care and life insurance benefits to eligible retirees and their dependents but reserves the right to change benefits covered under these plans. The plans are contributory with retirees' contributions adjusted annually, and they contain other cost-sharing features, such as deductibles, coinsurance and spousal contributions. The general policy is to fund benefits as claims and premiums are incurred.

The Company's expense under these plans was as follows:

$ Millions                    1997      1996      1995
________________              ____      ____      ____
Service cost                  $  8      $  9      $  8
Interest cost                   41        36        38
Other                            9        10         7
                              ____      ____      ____
                              $ 58      $ 55      $ 53
                              ____      ____      ____

The accrued liability for these plans at December 31 was:

$ Millions                                   1997        1996
_________________                            ____        ____
Obligation for:
 Retirees                                    $339        $273
 Eligible to retire                           133         145
 Others                                       124         127
Unrecognized:
 Prior service cost                            12           4
 Experience loss                              (62)        (38)
                                             ____        ____
                                             $546        $511
                                             ____        ____

Significant assumptions:
 Weighted-average discount rate              7.5%        7.75%
 Present trend rate                          8.0%        8.9%
 Ultimate trend rate in ten years            5.25%       5.50%

Increasing the health care cost trend rate by one percent would increase the obligation by $38 million and annual expense by $4 million.

NOTE 9. COMMON STOCK: The Company increased its quarterly common stock dividend from 25 cents per share to 27.5 cents, effective with the dividend payment in June 1997.

The Company has repurchased 3.9 million shares of its common stock since 1994. In 1997, the Company repurchased 1.3 million shares from Ford Motor Company and another .2 million shares on the open market at an aggregate purchase price of $75 million. The Company repurchased
 .8 million shares on the open market at an aggregate purchase price of $34 million in 1996 and 1.6 million shares at an aggregate purchase price of $69 million in 1995. All of the acquired shares are held as common stock in treasury.

In 1997, the Company issued 3.75 million shares of its common stock to an employee benefits trust to fund obligations of employee benefit and compensation plans, principally retirement savings plans. Shares of the stock held by this trust are not used in the calculation of earnings per share until allocated to a benefit plan.

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

NOTE 11. EMPLOYEE STOCK PLANS: Under the Company's stock incentive and option plans, officers and other eligible employees may be awarded stock options, stock appreciation rights and restricted stock. Under the provisions of the stock incentive plan, up to one percent of the Company's outstanding shares of common stock at the end of the preceding year is available for issuance under the plan each year. At December 31, 1997, there were 87,281 shares of common stock available for grant and 852,700 options exercisable under the plans.

                                   Number of    Weighted-average
Options                             Shares       exercise price
________                           _________    ________________

December 31, 1994                    864,797         $37.49
 Granted                             360,625          39.98
 Exercised                           (22,520)         30.83
 Cancelled                           (19,627)         41.03
                                   _________
December 31, 1995                  1,183,275          38.45
 Granted                             394,150          40.13
 Exercised                           (47,475)         32.43
 Cancelled                           (19,800)         41.00
                                   _________

December 31, 1996                  1,510,150          38.88
 Granted                             766,500          60.61
 Exercised                          (294,025)         35.85
 Cancelled                          ( 61,775)         42.66
                                   _________

December 31, 1997                  1,920,850          46.08

Options outstanding at December 31, 1997 have exercise prices between $15.94 and $79.81 and a weighted-average remaining life of 8 years. The weighted-average fair value of options granted was $14.94 per share in 1997 and $11.36 per share in 1996. The fair value of each option was estimated on the date of grant using a risk-free interest rate of 6.4 percent in 1997 and 6.7 percent in 1996, current annual dividends, expected lives of 10 years and expected volatility of 23 percent. A fair-value method of accounting for awards subsequent to January 1, 1995, would have had no material effect on results of operations.

NOTE 12. SEGMENTS OF THE BUSINESS: The Company operates in a single industry segment -- designing, manufacturing and marketing diesel engines and related products. The Company's key markets for engines are automotive (heavy and medium-duty trucks, buses and light commercial vehicles), power generation and industrial. Manufacturing, marketing and technical operations are maintained in major areas of the world. Earnings for each area may not be a meaningful representation of each area's contribution to consolidated operating results because of significant sales of products between and among the Company's various domestic and international operations.

Summary financial information is listed below for each geographic area:

                                           Europe/   All   Corporate
$ Millions                          US      CIS     Other    Items    Combined
__________                         _____   ______   _____  _________  ________

1997
____
Net sales:
 To customers in the area          $3098   $ 792    $811    $  -      $4701
 To customers outside the area       552     349      23       -        924
 Intergeographic transfers           561     220     140    (921)         -
                                   _____   _____   _____    _____     _____
 Total                             $4211   $1361    $974   $(921)     $5625
Earnings before income taxes       $ 168   $  60    $ 48   $  10      $ 286
Identifiable assets                $2311   $ 682    $673   $  99      $3765

1996
____
Net sales:
 To customers in the area          $2904   $ 770    $619   $   -      $4293
 To customers outside the area       581     363      20       -        964
 Intergeographic transfers           415     180     129    (724)         -
                                   _____   _____    ____   ______     _____
 Total                             $3900   $1313    $768   $(724)     $5257
Earnings before income taxes       $ 111   $  75    $ 22   $   6      $ 214
Identifiable assets                $2069   $ 624    $517   $ 159      $3369

1995
____
Net sales:
 To customers in the area          $3010   $ 772    $524    $   -     $4306
 To customers outside the area       587     342      10        -       939
 Intergeographic transfers           367     186     126     (679)        -
                                   _____   _____    ____    ______    _____
 Total                             $3964   $1300    $660    $(679)    $5245
Earnings (loss) before
 income taxes                      $ 178   $ 113    $ 24    $(138)    $ 177
Identifiable assets                $1853   $ 598    $483    $ 122     $3056

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

Net sales by marketing territory were as follows:

$ Millions                             1997        1996        1995
__________                            ______      ______      ______
United States                         $3,123      $2,925      $3,018
Asia/Australia                           898         868         723
Europe/CIS                               796         759         783
Mexico/Latin America                     364         260         233
Canada                                   318         313         384
South Africa/Middle East                 126         132         104
                                      ______      ______      ______
                                      $5,625      $5,257      $5,245
                                      ______      ______      ______

NOTE 13. GUARANTEES, COMMITMENTS AND OTHER CONTINGENCIES: At December 31, 1997, the Company had the following minimum rental commitments for noncancelable operating leases: $33 million in 1998, $26 million in 1999, $21 million in 2000, $16 million in 2001, $14 million in 2002 and $47 million thereafter. Rental expense under these leases approximated $60 million in 1997 and $55 million in 1996 and 1995.

Commitments under outstanding letters of credit, guarantees and contingencies approximated $120 million. Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total indebtedness of $654 million at December 31, 1997 was $878 million. The carrying values of all other receivables and liabilities approximated fair values.

In December 1997, the Company entered into an agreement to fix the interest rates on the planned debt issuance in early 1998. The gain or loss upon settlement will be amortized over the terms of the notes and debentures.

The Company enters into forward exchange contracts to hedge the effects of fluctuating currency rates on accounts receivable and payable that are denominated in other than the functional currencies of entities. The contracts typically provide for the exchange of different currencies at specified future dates and rates. The gain or loss due to the difference between the forward exchange rates of the contracts and current rates offset in whole or in part the loss or gain on the assets or liabilities being hedged. The Company had $257 million of contracts outstanding at December 31, 1997, which mature in 1998 and are denominated in a variety of foreign currencies where the Company does business.

Commodity swap contracts at December 31, 1997, amounted to $41 million and have the effect of fixing the Company's cost of certain future material purchases. These contracts mature through 1999. Gains or losses on the contracts are reflected in earnings concurrently with the hedged items.

The Environmental Protection Agency, the U. S. Department of Justice and the California Air Resources Board (collectively, the "government agencies") have raised concerns with diesel engine manufacturers, including Cummins, about the level of Nitrogen Oxide (NOx) emissions from diesel engines under certain driving conditions. The government agencies also have raised concerns about the strategies that diesel manufacturers have employed to maximize fuel economy while also meeting Clean Air Act standards for NOx emissions. The government agencies have indicated that they may conclude that diesel manufacturers have been in violation of the Clean Air Act and have, therefore, issued conditional certificates of conformity on the 1998 heavy-duty, on-highway diesel engine models. Cummins believes that it is in full compliance with all laws and regulations regarding emissions. The government agencies have not made any final determinations or allegations. The industry and Cummins are engaged in confidential discussions regarding these emissions, the technical challenges confronted if new emissions standards are imposed, the commercial impact of the government's policy and legal positions and related issues. Both the industry and the government agencies are taking these concerns and discussions very seriously and are working diligently toward a amicable resolution. It is premature to predict the outcome of the discussions or whether the outcome will have a material effect on Cummins.

Cummins and its subsidiaries are defendants in a number of pending legal actions, including actions related to use and performance of the Company's products. The Company carries product liability insurance covering significant claims for damages involving personal injury and property damage. In the event the Company is determined to be liable for damages in connection with actions and proceedings, the unreserved and uninsured portion of such liability is not expected to be material. The Company also has been identified as a potentially responsible party at several waste disposal sites under US and related state environmental statutes and regulations. The Company denies liability with respect to many of these legal actions and environmental proceedings and vigorously is defending such actions or proceedings. The Company has established reserves that it believes are adequate for its expected future liability in such actions and proceedings where the nature and extent of such liability can be estimated reasonably based upon presently available information.

NOTE 14.  QUARTERLY FINANCIAL DATA (unaudited):

$ Millions, except             First    Second     Third    Fourth     Full
per share amounts             Quarter   Quarter   Quarter   Quarter    Year
__________________            _______   _______   _______   _______   ______

1997
____
Net sales                     $1,304    $1,396    $1,366    $1,559    $5,625
Gross profit                     286       324       309       361     1,280
Net earnings                      41        53        54        64       212
Basic earnings per share      $ 1.07    $ 1.40    $ 1.41    $ 1.69    $ 5.55
Diluted earnings per share      1.06      1.38      1.38      1.66      5.48

1996
____
Net sales                     $1,316    $1,316    $1,264    $1,361    $5,257
Gross profit                     316       300       270       299     1,185
Net earnings                      49        44        26        41       160
Basic earnings per share      $ 1.21    $ 1.11    $  .67    $ 1.03    $ 4.02
Diluted earnings per share      1.21      1.10       .67      1.03      4.01

Earnings per share for 1996 and the first three quarters of 1997 have been restated to reflect the adoption of SFAS No. 128 as disclosed in Note 1.

                              SIGNATURES
                              __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS ENGINE COMPANY, INC.



By     /s/K. M. Patel                     By     /s/R. J. Mills
       ________________________                  _________________
       K. M. Patel                               R. J. Mills
       Vice President and Chief                  Vice President -
       Financial Officer                         Corporate Controller
       (Principal Financial                      (Principal Accounting
        Officer)                                  Officer)


Date:  March 1, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                 Title                                  Date
__________                 _____                                  ____


                           Director & Chairman of the Board       3/1/98
       *                   of Directors & Chief Executive
_____________________      Officer (Principal Executive Officer)
(James A. Henderson)

       *                   Director and President & Chief         3/1/98
_____________________      Operating Officer
(Theodore M. Solso)

       *                                                          3/1/98
_____________________      Director
(Harold Brown)

       *
_____________________      Director                               3/1/98

(Robert J. Darnall)

       *
_____________________      Director                               3/1/98
(John M. Deutch)

       *
_____________________      Director                               3/1/98
(W. Y. Elisha)

       *
_____________________      Director                               3/1/98
(Hanna H. Gray)

       *
_____________________      Director                               3/1/98
(William I. Miller)

       *
_____________________      Director                               3/1/98
(Donald S. Perkins)

       *
________________________   Director                               3/1/98
(William  D. Ruckelshaus)

       *
_____________________      Director                               3/1/98
(H. B. Schacht)

       *
_____________________      Director                               3/1/98
(F. A. Thomas)

       *
_____________________      Director                               3/1/98
(J. Lawrence Wilson)





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

10(a) Target Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).

10(b)   Deferred Compensation Plan (incorporated by reference to
        Annual Report on Form 10-K for the year ended December 31,
        1994).

10(c) Key Employee Stock Investment Plan, as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).

10(d)   Supplemental Life Insurance and Deferred Income Plan
        (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).

10(e) Financial Counseling Program, (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended
        July 3, 1994).

10(f) 1986 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1986,
        Exhibit 10(g)).

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

10(h) Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

10(i) Excess Benefit Retirement Plan, (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2,
        1994).

10(j) Restated Sponsors Agreement between Case Corporation and Cummins Engine Company, Inc., dated December 7, 1990, together with the Restated Partnership Agreement between Case Engine Holding Company, Inc., and Cummins Engine Holding Company, Inc., dated December 7, 1990 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1990, Exhibit 10(k)).

10(k) Retirement Plan for Non-Employee Directors of Cummins Engine Company, Inc., as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).

10(l)   Stock Unit Appreciation Plan effective October 1990
        (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1995, Exhibit 10(m)).

10(m)   Three Year Performance Plan as amended February 1997
        (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).

10(n) Consulting arrangement with Harold Brown (incorporated by reference to the description thereof provided in the Company's definitive Proxy Statement).

10(o) 1992 Stock Incentive Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995,
        Exhibit 10(s)).

10(p) Restricted Stock Plan for Non-Employee Directors as amended February 11, 1997 (incorporated by reference to Quarterly
        Report on Form 10-Q for the quarter ended March 30, 1997).

10(q) Executive Retention Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995,
        Exhibit 10(u)).

10(r) Performance Share Plan, as amended January 1989 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended April 2, 1995, Exhibit 10(j)).

10(s)   Senior Executive Bonus Plan (incorporated by reference to
        Annual Report on Form 10-K for the year ended December 31, 1996).

10(t)   Senior Executive Three Year Performance Plan as amended
        February 11, 1997 (incorporated by reference to Quarterly
        Report on Form 10-Q for the quarter ended March 30, 1997).

10(u) Guarantees of Perpetual Loan Facility of Cummins Finance Limited dated January 31, 1996 with the Toronto Dominion Bank, The Bank of New York and Societe Generale (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, Exhibit 10(y)).

11 Schedule of Computation of Per Share Earnings for each of the Three Years Ended December 31, 1997 (filed herewith).

21      Subsidiaries of the Registrant (filed herewith).

23      Consent of Arthur Andersen LLP (filed herewith).

24      Powers of Attorney (filed herewith).

27      Financial Data Schedule (filed herewith).