Form 10-Q
period 1998-03-29
CUMMINS ENGINE CO INC
filed 1998-05-01
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended March 29, 1998      Commission File Number 1-4949
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

     As of March 29, 1998, the number of shares outstanding of the registrant's only class of common stock was 42.1 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the First           3
         Quarter Ended March 29, 1998 and March 30, 1997

         Consolidated Statement of Financial Position at            4
         March 29, 1998 and December 31, 1997

         Consolidated Statement of Cash Flows for the First         5
         Quarter Ended March 29, 1998 and March 30, 1997

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         8
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 4.  Submission of Matters to a Vote of Security Holders       11

Item 6.  Exhibits and Reports on Form 8-K                          12

         Index to Exhibits                                         13

                     CUMMINS ENGINE COMPANY, INC.
                  CONSOLIDATED STATEMENT OF EARNINGS
                                Unaudited
                  __________________________________


                                                      First Quarter Ended
Millions, except per share amounts                   3/29/98        3/30/97
__________________________________                   _______        _______

Net sales                                            $1,500         $1,304
Cost of goods sold                                    1,160          1,018
Special charge                                           43              -
                                                     ______         ______
Gross profit                                            297            286
Selling & administrative expenses                       202            178
Research & engineering expenses                          67             61
Net expense (income) from joint ventures
  and alliances                                           4             (7)
Interest expense                                         17              5
Other income, net                                        (7)            (7)
                                                     ______         ______
Earnings before income taxes                             14             56
Provision for income taxes                                4             15
Minority interest                                         3              -
                                                     ______         ______
Net earnings                                         $    7         $   41
                                                     ______         ______

Basic earnings per share                             $  .18         $ 1.07
Diluted earnings per share                              .18           1.06

Cash dividends declared per share                      .275            .25

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
               ____________________________________________



Millions, except per share amounts                     3/29/98     12/31/97
__________________________________                     _______     ________

Assets
Current assets:
  Cash and cash equivalents                            $   48       $   49
  Receivables                                             926          771
  Inventories                                             781          677
  Other current assets                                    197          213
                                                       ______       ______
                                                        1,952        1,710
Investments and other assets                              351          346
Property, plant & equipment less accumulated
 depreciation of $1,515 and $1,434                      1,635        1,532
Intangibles, deferred taxes & deferred charges            558          177
                                                       ______       ______
Total assets                                           $4,496       $3,765
                                                       ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                        $   32       $   90
  Current maturities of long-term debt                     37           42
  Accounts payable                                        458          386
  Other current liabilities                               582          537
                                                       ______       ______
                                                        1,109        1,055
                                                       ______       ______
Long-term debt                                          1,181          522
                                                       ______       ______
Other liabilities                                         742          713
                                                       ______       ______
Minority interest                                          55           53
                                                       ______       ______

Shareholders' investment:
 Common stock, $2.50 par value, 47.9 and 48.1
  shares issued                                           120          120
 Additional contributed capital                         1,106        1,119
 Retained earnings                                        708          713
 Common stock in treasury, at cost, 5.8 & 6.0 shares     (226)        (245)
 Common stock held in trust for employee benefit
   plans, 3.6 and 3.7 shares                             (174)        (175)
 Unearned compensation (ESOP)                            ( 38)        ( 42)
 Cumulative translation adjustments                      ( 87)        ( 68)
                                                       ______       _______
                                                        1,409        1,422
                                                       ______       ______
Total liabilities & shareholders' investment           $4,496       $3,765
                                                       ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              Unaudited
                   ____________________________________

                                                      First Quarter Ended
Millions                                             3/29/98        3/30/97
________                                             _______        _______

Cash flows from operating activities:
 Net earnings                                         $   7          $  41
                                                      _____          _____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                         47             39
   Restructuring actions                               (  6)          (  4)
   Accounts receivable                                 (113)          ( 71)
   Inventories                                         ( 54)          ( 31)
   Accounts payable and accrued expenses                120             44
   Income taxes payable                                (  7)             4
   Other                                                 27              8
                                                      _____          ______
   Total adjustments                                     14           ( 11)
                                                      _____          _____
 Net cash provided by operating activities               21             30
                                                      _____          _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                            ( 83)          (104)
  Disposals                                               2              7
 Investments in joint ventures and alliances           ( 20)             3
 Acquisition of businesses                             (453)          (  3)
 Other                                                    -              1
                                                      ______          ____
 Net cash used in investing activities                 (554)          ( 96)
                                                      ______          _____
Net cash flows used for operating and
 investing activities                                  (533)          ( 66)
                                                      ______          _____
Cash flows from financing activities:
 Proceeds from borrowings                               710            189
 Payments on borrowings                                (103)          (  9)
 Net payments under credit agreements                  ( 62)          ( 70)
 Repurchase of common stock                               -           ( 58)
 Dividend payments                                     ( 12)          ( 10)
 Other                                                 (  1)          (  2)
                                                      ______         ______
 Net cash provided from financing activities
                                                        532             40
                                                      _____          ______
Effect of exchange rate changes on cash                   -           (  1)
                                                      _____          ______
Net change in cash and cash equivalents                (  1)          ( 27)
Cash & cash equivalents at beginning of the year         49            108
                                                      _____          _____
Cash & cash equivalents at the end of the quarter     $  48          $  81
                                                      _____          _____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited
             ______________________________________________



Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended March 29, 1998 and March 30, 1997 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.


Note 2. Acquisition: In January 1998, Cummins completed the acquisition of the stock of Nelson Industries, Inc., for $453 million. Nelson, a filtration and exhaust systems manufacturer, was consolidated from the date of its acquisition. The purchase price in excess of net assets will be amortized over 40 years. In the first quarter of 1998, no valuation adjustments were made to Nelson's assets and liabilities.


Note 3. Special Charge: In the first quarter of 1998, the Company recorded a one-time charge for product coverage expense primarily attributable to the recent experience of higher-than-anticipated costs to repair certain automotive engines manufactured in previous years. The Company believes it is necessary to make a one-time charge of $43 million pre-tax to accrue for such product coverage costs expected to be incurred in the future on these engines currently in the field.


Note 4. Income Taxes: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.


Note 5. Long-term Debt: In January 1998, the Company's revolving credit agreement was amended, forming two $500 million agreements maturing in 1999 and 2003. In February 1998, the Company issued $765 million face amount of notes and debentures. Net proceeds were used to finance the acquisition of Nelson and pay down other indebtedness outstanding at December 31, 1997. The $500 million revolving credit agreement maturing in 1999 was terminated in March 1998, with the financing need being replaced by the debt issue.


Note 6. Earnings per Share: Basic earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted-average number of shares, assuming the exercise of stock options. Shares of stock held by the employee benefits trust are not included in outstanding shares for EPS until distributed from the trust.

                                                      Weighted     Per-
                                            Net        Average     Share
Millions, except per share amounts        Earnings     Shares      Amount
__________________________________        ________    ________     ______

1998
____
Basic                                      $ 7          38.5        $ .18
Options                                      -            .4
                                           ___          ____
Diluted                                    $ 7          38.9        $ .18


1997
____
Basic                                      $41          38.2        $1.07
Options                                      -            .3
                                           ___          ____
Diluted                                    $41          38.5        $1.06


Note 7. Comprehensive Income: Effective January 1, 1998, Cummins adopted SFAS No. 130, a new accounting rule on reporting comprehensive income. The new rule requires reporting of comprehensive income, which includes net income and all other nonowner changes in equity during a period.

                                             First Quarter Ended
Millions                               March 29, 1998    March 30, 1997
________                               ______________    ______________

Net income                                 $  7               $ 41
Minimum liability for pensions                -                  -
Translation loss                            (19)               (20)
                                           _____              _____
Comprehensive income                       $(12)              $ 21
                                           _____              ____


Note 8. Contingency: The Environmental Protection Agency, the U. S. Department of Justice and the California Air Resources Board (collectively the government agencies) have raised concerns with diesel engine manufacturers, including Cummins, about the level of Nitrogen Oxide (NOx) emissions from diesel engines under certain driving conditions. The government agencies also have raised concerns about the strategies that diesel manufacturers have employed to maximize fuel economy and lessen other pollutants, while also meeting Clean Air Act standards for NOx emissions. The government agencies have indicated that they may conclude that diesel manufacturers have been in violation of the Clean Air Act and have, therefore, issued conditional certificates of conformity on the 1998 heavy-duty, on highway diesel engine models. Cummins believes that it is in full compliance with all laws and regulations regarding emissions. The government agencies have not made any final determinations or allegations. The industry and Cummins are engaged in confidential discussions regarding these emissions, the technical challenges confronted if new emissions standards are imposed, the commercial impact of the government's policy and legal positions and related issues. Both the industry and the government agencies are taking these concerns and discussions very seriously and are working diligently toward an amicable resolution. It is premature to predict the outcome of the discussions or whether the outcome will have a material effect on Cummins.

                       CUMMINS ENGINE COMPANY, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                    CASH FLOW AND FINANCIAL CONDITION
      _____________________________________________________________



Overview
________

Earnings before interest and taxes in the first quarter of 1998 were $74 million, excluding the effect of a one-time pre-tax charge of $43 million for product coverage costs related to previously produced engines. This was 21 percent higher than the first quarter of 1997 on a 15-percent increase in sales. However, after the higher interest expense for the acquisition of Nelson, income taxes and minority interest, the Company's net earnings before the one-time charge were $37 million or 96 cents per share. Including the charge, net earnings were $7 million or 18 cents per share. Net earnings in the first quarter of 1997 were $41 million or $1.06 per share.

Results of Operations
_____________________

     Net Sales
     _________

Revenues from sales of engines were 55 percent of the Company's net sales in the first quarter of 1998, with engine revenues 12 percent higher than first-quarter 1997 and unit shipments 9 percent higher. This positive variance reflected a mix shift from midrange to heavy-duty engines in the first quarter of 1998:

                                                    First Quarter
Unit Shipments                                     1998       1997
________________                                  ______     ______

Midrange Engines                                  65,000     63,100
Heavy-duty Engines                                26,900     20,800
High-horsepower Engines                            2,200      2,300
                                                  ______     ______
                                                  94,100     86,200
                                                  ______     ______

Revenues from non-engine products, which were 45 percent of net sales in the first quarter of 1998, were 18 percent higher than the first quarter of 1997. The major changes within non-engine revenues were in filtration, with the sales of Nelson included from the date of acquisition by Cummins, and PowerCare (which includes sales of new parts and remanufactured parts and engines).

The Company's sales for each of its key markets during the comparative first quarters were:

                                                    First Quarter
$ Millions                                         1998       1997
__________                                        ______     ______
Automotive                                        $  684     $  598
Power Generation                                     291        275
Industrial                                           269        257
Filtration and Other                                 256        174
                                                  ______     ______
                                                  $1,500     $1,304
                                                  ______     ______

Sales of $684 million in the first quarter of 1998 for automotive markets were 14 percent higher than the first quarter of 1997. Heavy-duty truck engine revenues were 39 percent higher than the first quarter of 1997 on a 40-percent increase in units. The higher level of sales was due to both the strong market and the Company's higher market share in North America, as well as continued strong demand in Mexico and the recovery in European automotive markets.

Revenues from the sales of engines for medium-duty trucks in the first quarter of 1998 were 18 percent lower than the prior year's quarter on an 18-percent decrease in units. In North America, the Company was affected by a shutdown at Ford to relocate production. The effect of this shutdown was partially offset by higher demand in international markets, for which unit shipments were 28 percent higher than the year ago level.

Engine revenues of the bus and light commercial vehicle market were 10 percent higher than the first quarter of 1997 on a 6-percent increase in unit shipments, with the difference due primarily to pricing on new engine models. In January, Cummins jointly announced with Chrysler a new, fully electronic engine -- the ISB -- for the Dodge Ram pickup. In the first quarter, Cummins shipped 22,200 engines to Chrysler, 8 percent higher than the first-quarter 1997 level, all while ramping up production for the new engine.

In the first quarter of 1998, the Company's power generation markets benefited from the consolidation of Cummins India Limited. Without this, power generation revenues would have been down 3 percent compared to first quarter 1997. Sales of the Company's generator sets continued to reflect growth in North America, Latin America and Europe, which offset declines in demand for generator sets in Southeast Asia, China and Korea. However, engine sales to generator set assemblers were down 39 percent due to lower demand in Southeast Asia, China, Korea and markets served from the Company's operations in the United Kingdom. Sales of all other power generation products were at higher levels than in the first quarter of 1997.

Sales to industrial markets were 5 percent higher than the first quarter of 1997, primarily due to strong demand in North American and European construction markets. Agricultural markets in North America and Latin America also remained strong.

Filtration and other sales were $82 million higher than the first quarter of 1997. In January, the Company completed the acquisition of Nelson whose sales were $76 million in the first quarter.

In total, international markets represented 47 percent of the Company's revenues in the first quarter of 1998. The Company continued to benefit from recovery in European automotive markets and increased industrial business in the first quarter, with Europe and the CIS representing 13 percent of sales. Business in Mexico, Brazil and Latin America also continued to be strong. Asian and Australian markets, in total, represented 13 percent of the Company's sales in the first quarter. In Australia, sales are primarily for automotive, power generation and mining markets. In Indonesia, Malaysia, Thailand and Korea, the Company's business is primarily power generation, industrial and parts. Business fell in this area in the first quarter, with revenues almost 60 percent lower than the first quarter of 1997. The economy in India and portions of China also has slowed.

     Gross Margin:
     _____________

The Company's gross margin percentage before the special charge for product coverage costs was 22.7 percent in the first quarter of 1998, compared to 21.9 percent in the prior year's quarter. The Company's gross margin percentage benefited from volume in the first quarter of 1998 ($25 million dollars, or 30-percent leverage). In addition, the acquisition of Nelson and consolidation of Cummins India Limited added $35 million. Gross margin percentage after the special charge was 19.8 percent in the first quarter of 1998.

     Operating Expenses:
     ___________________

Selling and administrative expenses were 13.4 percent of sales in the first quarter of 1998, compared to 13.7 percent in the first quarter of 1997. Excluding Nelson and Cummins India Limited, selling and administrative expenses were $11 million higher than the first quarter of 1997, due equally to costs of new products, information systems and Year 2000 projects. Research and engineering expenses were 4.5 percent of sales in the first quarter of 1998, compared to 4.7 percent in the prior year's quarter.

The Company's losses from joint ventures and alliances were $4 million in the first quarter of 1998, compared to income of $7 million in the first quarter of 1997. The $11 million difference was primarily caused by the consolidation of Cummins India Limited and higher start-up costs at the Company's joint venture with Wartsila.

     Other:
     ______

Interest expense was $17 million in the first quarter of 1998. The increase over the prior year's quarter was due to the increased level of borrowings to support working capital on the higher sales level and to complete the acquisition of Nelson. Other income of $7 million was equal to the first quarter of 1997.

     Provision for Income Taxes:
     ___________________________

The Company's income tax provision in the first quarter of 1998 was $4 million, reflecting an effective tax rate of 29 percent for the year.

Cash Flow and Financial Condition
_________________________________

Key elements of cash flows were:

                                                           First Quarter
$ Millions                                                 1998     1997
__________                                                ______   ______

Net cash used for operating and investing activities      $(533)   $ (66)
Net cash from financing activities                          532       40
Effect of exchange rate changes on cash                       -      ( 1)
                                                          ______   ______
Net change in cash and cash equivalents                   $ ( 1)   $ (27)
                                                          ______   ______

In the first quarter of 1998, net cash used for operating and investing activities was $533 million. This high level of net cash requirements was due primarily to the acquisition of Nelson and planned capital expenditures of $83 million. In the first quarter of 1998, the Company issued $765 million face amount of notes and debentures to support working capital and to complete the acquisition of Nelson.

As disclosed in Note 8, diesel engine manufacturers, including Cummins, are involved in discussions with the Environmental Protection Agency, the US Department of Justice and the California Air Resources Board regarding diesel engine emissions.

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


                        PART II.  OTHER INFORMATION
                        ___________________________


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

The Company held its annual meeting of security holders on April 7, 1998 at which security holders elected 13 directors of the Company for the ensuing year and ratified the appointment of Arthur Andersen LLP as auditors for the year 1998.

Results of the voting in connection with each of the items were as follows:

Voting on Directors:
____________________
                                    For                 Withheld
                                 __________             ________

H. Brown                         32,040,765               826,548
R. Darnall                       32,410,308               457,005
J. M. Deutch                     32,403,211               464,102
W. Y. Elisha                     32,406,962               460,351
H. H. Gray                       32,396,085               471,228
J. A. Henderson                  32,389,013               478,300
W. I. Miller                     32,407,082               460,231
D. S. Perkins                    32,394,111               473,202
W. D. Ruckelshaus                32,409,063               458,250
H. B. Schacht                    32,401,593               465,720
T. M. Solso                      32,356,038               511,275
F. A. Thomas                     32,409,662               457,651
J. L. Wilson                     32,411,817               455,496


Ratify Appointment of Auditors:
_______________________________

                     For               Against           Abstain
                  __________           _______           _______
                  35,794,688           302,328            59,879


With regard to the election of directors, votes were cast in favor of or withheld from each nominee; votes that were withheld were excluded entirely from the vote and had no effect. Abstentions on the ratification of the appointment of Arthur Andersen LLP were counted as present for purposes of determining the existence of a quorum. Under the rules of the New York Stock Exchange, brokers who held shares in street names had the authority to vote on certain items when they did not receive instructions from beneficial owners. Brokers who did not receive instructions were entitled to vote on the election of directors. Under applicable Indiana law, a broker non-vote had no effect on the outcome of the election of directors.

Item 6.  Exhibits and Reports on Form 8-K:
__________________________________________

(a) See the Index to Exhibits on Page 13 for a list of exhibits filed herewith.

(b) On February 19, 1998, the Company filed a Form 8-K Other Event to report the merger of Safari Inc., a wholly owned subsidiary of the Company, with and into Nelson Industries, Inc. pursuant to an Agreement and Plan of Merger dated as of December 3, 1997 among the Company, Safari Inc. and Nelson Industries, Inc.



                            Signatures
                            __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CUMMINS ENGINE COMPANY, INC.




By:  /s/Rick J. Mills                                     May 1, 1998
     ________________
     Rick J. Mills
     Vice President - Corporate Controller
     (Chief Accounting Officer)

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________

4(a)      Amended and Restated Credit Agreement (filed herewith)

4(b)      Credit Agreement (filed herewith)

27        Financial Data Schedule (filed herewith)