Form 10-Q
period 1998-06-28
CUMMINS ENGINE CO INC
filed 1998-07-21
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended June 28, 1998       Commission File Number 1-4949
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

     As of June 28, 1998, the number of shares outstanding of the registrant's only class of common stock was 42.1 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Second          3
         Quarter and First Half Ended June 28, 1998 and
         June 29, 1997

         Consolidated Statement of Financial Position at            4
         June 28, 1998 and December 31, 1997

         Consolidated Statement of Cash Flows for the First         5
         Half Ended June 28, 1998 and June 29, 1997

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         8
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 6.  Exhibits and Reports on Form 8-K                          11

         Index to Exhibits                                         13

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                   FOR THE SECOND QUARTER AND FIRST HALF
                   ENDED JUNE 28, 1998 AND JUNE 29, 1997
                                Unaudited
                   _____________________________________



                                        Second Quarter        First Half
                                       ________________    ________________
Millions, except per share amounts      1998      1997      1998      1997
__________________________________     ______    ______    ______    ______

Net sales                              $1,635    $1,396    $3,135    $2,700
Cost of goods sold                      1,266     1,072     2,426     2,090
Special charge                              -         -        43         -
                                       ______    ______    ______    ______
Gross profit                              369       324       666       610
Selling & administrative expenses         199       186       401       364
Research & engineering expenses            65        64       132       125
Net expense (income) from joint
 ventures and alliances                     6       ( 2)       10       ( 9)
Interest expense                           18         7        35        12
Other income, net                           -       ( 5)      ( 7)      (12)
                                       ______    ______    ______    ______
Earnings before income taxes               81        74        95       130
Provision for income taxes                 24        21        28        36
Minority interest                           4         -         7         -
                                       ______    ______    ______    ______
Net earnings                           $   53    $   53    $   60    $   94
                                       ______    ______    ______    ______
                                       ______    ______    ______    ______

Basic earnings per share               $ 1.39    $ 1.40    $ 1.57    $ 2.46
Diluted earnings per share             $ 1.38    $ 1.38    $ 1.55    $ 2.44
Cash dividends declared per share      $ .275    $ .275    $  .55    $ .525

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
               ____________________________________________

Millions, except per share amounts                   6/28/98     12/31/97
__________________________________                   _______     ________

Assets
Current assets:
  Cash and cash equivalents                          $   40       $   49
  Receivables                                           975          771
  Inventories                                           767          677
  Other current assets                                  199          213
                                                     ______       ______
                                                      1,981        1,710
Investments and other assets                            308          346
Property, plant & equipment less accumulated
 depreciation of $1,403 and $1,434                    1,664        1,532
Goodwill, net of amortization of $11 and $5             384           12
Other intangibles, deferred taxes and deferred
 charges                                                191          165
                                                     ______       ______
Total assets                                         $4,528       $3,765
                                                     ______       ______
                                                     ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                      $   57       $   90
  Current maturities of long-term debt                   36           42
  Accounts payable                                      399          386
  Other current liabilities                             634          537
                                                     ______       ______
                                                      1,126        1,055
                                                     ______       ______
Long-term debt                                        1,168          522
                                                     ______       ______
Other liabilities                                       749          713
                                                     ______       ______
Minority interest                                        59           53
                                                     ______       ______

Shareholders' investment:
 Common stock, $2.50 par value, 47.9 and 48.1
  shares issued                                         120          120
 Additional contributed capital                       1,114        1,119
 Retained earnings                                      752          713
 Common stock in treasury, at cost, 5.8 and 6.0
  shares                                               (226)        (245)
 Common stock held in trust for employee benefit
  plans, 3.6 and 3.7 shares                            (176)        (175)
 Unearned compensation (ESOP)                          ( 38)        ( 42)
 Cumulative translation adjustments                    (120)        ( 68)
                                                     ______       ______
                                                      1,426        1,422
                                                     ______       ______
Total liabilities and shareholders' investment       $4,528       $3,765
                                                     ______       ______
                                                     ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               Unaudited
                   ____________________________________


                                                    First Half Ended
                                                  _____________________
Millions                                          6/28/98        6/29/97
________                                          _______        _______

Cash flows from operating activities:
 Net earnings                                      $ 60           $ 94
                                                   ____           ____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                     98             80
   Restructuring actions                           ( 11)          ( 10)
   Accounts receivable                             (165)          (140)
   Inventories                                     ( 48)          ( 49)
   Accounts payable and accrued expenses            115             74
   Income taxes payable                            (  6)            10
   Equity in (earnings) losses of joint
    ventures and alliances                           16           (  4)
   Other                                             17             12
                                                   ____           _____
   Total adjustments                                 16           ( 27)
                                                   ____           ____
 Net cash provided by operating activities           76             67
                                                   ____           ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                        (154)          (205)
  Disposals                                           4              8
 Investments in joint ventures and alliances       (  6)             2
 Acquisition and disposition of businesses         (466)            77
 Other                                                1              -
                                                   _____          _____
 Net cash used in investing activities             (621)          (118)
                                                   _____          _____
Net cash flows used for operating and
 investing activities                              (545)          ( 51)
                                                   _____          _____

Cash flows from financing activities:
 Proceeds from borrowings                           711            201
 Payments on borrowings                            (117)          ( 10)
 Net payments under credit agreements              ( 37)          ( 52)
 Repurchase of common stock                           -           ( 58)
 Dividend payments                                 ( 23)          ( 22)
 Other                                                3           (  4)
                                                   ____            ___
 Net cash provided from financing activities        537             55
                                                   ____            ___

Effect of exchange rate changes on cash            (  1)          (  1)
                                                   ____            ___

Net change in cash and cash equivalents            (  9)             3
Cash & cash equivalents at beginning of year         49            108
                                                   ____           ____
Cash & cash equivalents at end of first half       $ 40           $111
                                                   ____           ____
                                                   ____           ____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited
                __________________________________________



Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended June 28, 1998 and June 29, 1997 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

Note 2. Acquisition: In January 1998, Cummins completed the acquisition of the stock of Nelson Industries, Inc., for $453 million. Nelson, a filtration and exhaust systems manufacturer, was consolidated from the date of its acquisition. Under APB Opinion No. 16, Nelson's net assets are to be recorded at fair value at the date of acquisition. Adjustments required to properly reflect the fair value of Nelson's assets and liabilities are not expected to have a material effect on the Company's financial statements. The purchase price in excess of net assets will be amortized over 40 years.

Note 3. Special Charge: In the first quarter of 1998, the Company recorded a special charge for product coverage expense primarily attributable to the recent experience of higher-than-anticipated costs to repair certain automotive engines manufactured in previous years. The Company believed it was necessary to make a special charge of $43 million pre-tax to accrue for such product coverage costs expected to be incurred in the future on these engines currently in the field.

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

                                                   Second Quarter
                                         ________________________________
                                                      Weighted     Per-
                                            Net       Average      Share
Millions, except per share amounts        Earnings     Shares      Amount
__________________________________        ________    ________     ______

1998
____
Basic                                      $53          38.5        $1.39
Options                                      -            .3
                                           ___          ____
Diluted                                    $53          38.8        $1.38

1997
____
Basic                                      $53          38.3        $1.40
Options                                      -            .4
                                           ___          ____
Diluted                                    $53          38.7        $1.38

                                                     First Half
                                         ________________________________
                                                      Weighted     Per-
                                            Net       Average      Share
Millions, except per share amounts        Earnings     Shares      Amount
__________________________________        ________    ________     ______

1998
____
Basic                                      $60          38.5        $1.57
Options                                      -            .3
                                           ___          ____
Diluted                                    $60          38.8        $1.55

1997
____
Basic                                      $94          38.3        $2.46
Options                                      -            .3
                                           ___          ____
Diluted                                    $94          38.6        $2.44


Note 7. Comprehensive Income: Effective January 1, 1998, Cummins adopted SFAS No. 130, a new accounting rule on reporting comprehensive income. The new rule requires reporting of comprehensive income, which includes net income and all other nonowner changes in equity during a period.

                                             Second Quarter Ended
Millions                               June 28, 1998     June 29, 1997
________                               _____________     _____________

Net income                                 $ 53               $ 53
Foreign currency translation
 adjustment                                 (33)                11
Unrealized gains on securities              ( 1)                 -
                                           ____               ____
Comprehensive income                       $ 19               $ 64
                                           ____               ____

                                               First Half Ended
Millions                               June 28, 1998     June 29, 1997
________                               _____________     _____________

Net income                                 $ 60               $ 94
Foreign currency translation
 adjustment                                 (52)               ( 9)
Unrealized gains on securities              ( 1)                 -
                                           _____              _____
Comprehensive income                       $  7               $ 85
                                           ____               ____

Note 8. Contingency: The Environmental Protection Agency, the U. S. Department of Justice and the California Air Resources Board (collectively the government agencies) have raised concerns with diesel engine manufacturers, including Cummins, about the level of Nitrogen Oxide (NOx) emissions from diesel engines under certain driving conditions. The government agencies also have raised concerns about the strategies that diesel manufacturers have employed to maximize fuel economy and lessen other pollutants, while also meeting Clean Air Act standards for NOx emissions. The government agencies have indicated that they may conclude that diesel manufacturers have been in violation of the Clean Air Act and have, therefore, issued conditional certificates of conformity on the 1998 heavy-duty, on highway diesel engine models. Cummins believes that it is in full compliance with all laws and regulations regarding emissions. The government agencies have not made any final determinations or allegations. The industry and Cummins are engaged in confidential discussions regarding these emissions, the technical challenges confronted if new emissions standards are imposed, the commercial impact of the government's policy and legal positions and related issues. Both the industry and the government agencies are taking these concerns and discussions very seriously and are working diligently toward an amicable resolution, but resolution of this matter could have a material effect on Cummins' results.

                      CUMMINS ENGINE COMPANY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS, CASH FLOW AND FINANCIAL CONDITION
       ________________________________________________________


Overview
________

Earnings before interest and taxes in the second quarter of 1998 were a record $99 million, equal to 6.1 percent of sales. This was 22 percent higher than the second quarter of 1997 on a 17-percent increase in sales. After the higher interest expense for the acquisition of Nelson, income taxes and minority interest, the Company's net earnings were $53 million or $1.38 per share, equal to the second quarter of 1997. Net earnings for the first half of 1998, before the special charge taken in the first quarter, were $91 million or $2.34 per share compared to $94 million or $2.44 per share in the first half of 1997. Including the special charge, net earnings in the first half of 1998 were $60 million or $1.55 per share.

The Company continues to explore ways to further reduce costs over the long term. The Company expects to reduce its work force by 1,000 positions over the next 12 months through attrition, voluntary separations and further manufacturing restructuring. These and other potential cost-reduction measures will likely result in a significant charge in the third quarter.

Results of Operations
_____________________

     Net Sales:
     __________

Revenues from sales of engines were 56 percent of the Company's net sales in the second quarter of 1998, with engine revenues 19 percent higher than second-quarter 1997 and record unit shipments 22 percent higher. This variance reflected a mix shift from heavy-duty to midrange engines in the second quarter of 1998:

                                      Second Quarter         First Half
                                      _______________     ________________
Unit Shipments                         1998     1997        1998     1997
______________                        ______   ______     _______  _______

Midrange Engines                      77,300   62,800     142,300  125,800
Heavy-duty Engines                    27,400   23,000      54,300   43,800
High-horsepower Engines                2,700    2,600       4,900    4,900
                                     _______   ______     _______  _______
                                     107,400   88,400     201,500  174,500
                                     _______   ______     _______  _______
                                     _______   ______     _______  _______

Revenues from non-engine products, which were 44 percent of net sales in the second quarter of 1998, were 15 percent higher than the second quarter of 1997. The major changes within non-engine revenues were in filtration, with the sales of Nelson included from the date of acquisition by Cummins, and PowerCare (which includes sales of new parts and remanufactured parts and engines).

The Company's sales for each of its key markets during the comparative reporting periods were:

                                  Second Quarter          First Half
                                  _______________       _______________
$ Millions                         1998     1997         1998     1997
__________                        ______   ______       ______   ______

Automotive                        $  755   $  626       $1,439   $1,224
Power Generation                     313      302          604      577
Industrial                           294      263          563      520
Filtration and Other                 273      205          529      379
                                  ______   ______       ______   ______
                                  $1,635   $1,396       $3,135   $2,700
                                  ______   ______       ______   ______
                                  ______   ______       ______   ______

Sales of $755 million in the second quarter of 1998 for automotive markets were 21 percent higher than the second quarter of 1997. Heavy-duty truck engine revenues were 27 percent higher than the second quarter of 1997 on a 28-percent increase in units. In the first half of 1998, heavy-duty truck engine revenues increased 33 percent over the year-ago level on a 34-percent increase in units. The higher level of sales was due to both the strong market and the Company's higher market share in North America, as well as continued strong demand in Mexico and European automotive markets. In the second quarter of 1998, the Company began limited production of the Signature 600, a new electronic engine designed to capture a larger share of the heavy-duty truck market.

Revenues from the sales of engines for medium-duty trucks in the second quarter of 1998 were 6 percent lower than the prior year's quarter on a 9-percent decrease in units. Compared to the first half of 1997, medium-duty truck engine sales were 12 percent lower in 1998 on a 13 percent decrease in units. In North America, the Company continued to be affected by Ford's relocation of its production facilities. The effect of this shutdown was partially offset by higher demand in international markets, for which second quarter 1998 unit shipments were 32 percent higher than the year-ago level, primarily in Brazil.

Engine revenues of the bus and light commercial vehicle market were 45 percent higher than the second quarter of 1997 and 26 percent higher than the first half of 1997. In January, Cummins jointly announced with Chrysler a new, fully electronic engine -- the ISB -- for the Dodge Ram pickup. In the second quarter, Cummins shipped 25,600 engines to Chrysler, 9,600 units higher than the year-ago level, due to both a temporary shutdown at Chrysler in the second quarter of 1997 and the success of the Company's new turbo diesel engine for the Dodge Ram.

In the second quarter of 1998, the Company's power generation markets benefited from the consolidation of Cummins India Limited. Without this, power generation revenues would have been down 6 percent compared to second quarter 1997 and four percent less than the first half of 1997. Sales of the Company's generator sets continued to reflect growth in North America, which offset declines in demand for generator sets in Southeast Asia. Engine sales to generator set assemblers were down 40 percent in the second quarter due primarily to lower demand in Asia. Genset sales for the RV market, however, were 15 percent higher than in the second quarter of 1997.

Sales of engines to industrial markets were 13 percent higher than the second quarter of 1997, on a 23-percent increase in unit shipments.
The variance between revenues and units resulted from all of the growth coming from midrange engines. The increased level of sales was due to continued strong construction volumes in North America and Europe and higher international sales for agricultural markets.

Filtration and other sales were $68 million higher than the second quarter of 1997, with Nelson, acquired in January, contributing sales of $77 million.

In total, international markets represented 46 percent of the Company's revenues in the second quarter of 1998. The Company continued to benefit from recovery in European automotive markets and strong industrial business in the second quarter, with Europe, Africa and the Middle East representing 15 percent of sales. Business in the Americas (Canada, Mexico, Brazil and Latin America) also continued to be strong and represented 18 percent of sales in the second quarter. Asian and Australian markets, in total, represented 13 percent of the Company's sales in the second quarter. In Australia, sales are primarily for automotive, power generation and mining markets. In Asia, sales for India, China and Japan were flat with the second quarter of 1997. Revenues in Korea decreased over 70 percent and Southeast Asia was 53 percent below the year-ago quarter.

     Gross Margin:
     _____________

The Company's gross margin percentage was 22.6 percent in the second quarter of 1998, compared to 23.2 percent in the prior year's quarter. The Company's gross margin percentage decreased due to higher product coverage and new product costs as well as certain production inefficiencies. This decrease was partially offset by the benefit from higher volume and parts pricing. In addition, the acquisition of Nelson and consolidation of Cummins India Limited added $35 million. For the first half of 1998, gross margin percentage before the special charge was 22.6 percent, equal to the comparable period in 1997. Gross margin percentage after the special charge was 21.2 percent in the first half of 1998.

     Operating Expenses:
     ___________________

Selling and administrative expenses were 12.2 percent of sales in the second quarter of 1998 and 12.8 percent in the first half of 1998, compared to 13.3 percent in the second quarter and 13.5 percent in the first half of 1997. The $13 million incremental cost in the second quarter was due primarily to Nelson and Cummins India Limited, with costs of new products, information systems and Year 2000 offset by spending containment. Research and engineering expenses were 4.0 percent of sales in the second quarter of 1998, compared to 4.6 percent in the prior year's quarter as a result of new engines moving into production.

The Company's losses from joint ventures and alliances were $6 million in the second quarter of 1998 and $10 million in the first half of 1998, compared to income of $2 million in the second quarter of 1997 and $9 million in the first half of 1997. The difference was primarily caused by the consolidation of Cummins India Limited and higher start-up costs at the Company's joint venture with Wartsila.

     Year 2000:
     __________

The Company is continuing its Year 2000 Program efforts to prepare our computer systems, applications, and products for the Year 2000. Our Year 2000 Program efforts began in late 1996 and include the use of existing information technology resources and external consulting services. The Year 2000 Program is a centrally coordinated, enterprise-wide effort under the leadership of the Cummins Year 2000 Team. The Company expects to substantially complete its Year 2000 remediation efforts by the end of the second quarter of 1999.

Complementing our ongoing communication with our suppliers, the Company has joined the Automotive Industrial Action Group's Year 2000 Evaluation Program. The AIAG is an industry established organization that has produced Year 2000 Compliance standards and streamlined the process of evaluating the Year 2000 readiness of suppliers and others in the industry. Through the AIAG, the Company has formalized our inquiries and evaluation of the Year 2000 Compliance status of those entities with whom we do business. It is already clear that we can assure our customers that all our electronically controlled engines and generator sets will transition without disruption in function across the millennial transition, and continue to operate in 2000 as they did in 1999.

The Company expects to incur total expenditures of about $45 million to remedy the Year 2000 problem. To date the Company has expensed about $10 million, and the Company estimates an expense of about $8 to $10 million for the rest of 1998.

The Company is confident that it will more than meet the challenge presented by the Year 2000, however the magnitude of the Year 2000 problem and its impact on products, software and embedded technology is unpredictable and investors are encouraged to keep apprised of developments during this evolving process.

     Other:
     ______

Interest expense of $18 million in the second quarter of 1998 and $35 million in the first half of 1998 was higher than the comparable periods of 1997 due to the increased level of borrowings to support working capital on the higher sales level and to complete the acquisition of Nelson. Other income decreased $5 million when comparing both the second quarter and the first half of 1998 to the year-ago periods. Such decrease is due to the Nelson goodwill amortization and lower royalty income.

     Provision for Income Taxes:
     ___________________________

The Company's income tax provision in the second quarter of 1998 was $24 million and $28 million in the first half of 1998, reflecting an estimated effective tax rate of 29 percent for the year.

Cash Flow and Financial Condition
_________________________________

Key elements of cash flows were:
                                                     First Half
                                                     __________
$ Millions                                        1998        1997
__________                                        ____        ____

Net cash used for operating and investing
 activities                                      $(545)       $(51)
Net cash from financing activities                 537          55
Effect of exchange rate changes on cash           (  1)        ( 1)
                                                 ______       _____
Net change in cash and cash equivalents          $(  9)       $  3
                                                 ______       _____
                                                 ______       _____

In the first half of 1998, net cash used for operating and investing activities was $545 million. The higher level of net cash requirements was due primarily to the acquisition of Nelson and planned capital expenditures of $154 million. In the first quarter of 1998, the Company issued $765 million face amount of notes and debentures to support working capital and to complete the acquisition of Nelson.

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

(b) The Company was not required to file a Form 8-K during the second quarter of 1998.




                            Signatures
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/Rick J. Mills
     _________________
     Rick J. Mills
     Vice President - Corporate Controller
     (Chief Accounting Officer)                         July 20, 1998

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________



27       Financial Data Schedule (filed herewith)