Form 10-Q
period 1998-09-27
CUMMINS ENGINE CO INC
filed 1998-11-02
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended September 27, 1998     Commission File Number 1-4949
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

     As of September 27, 1998, the number of shares outstanding of the registrant's only class of common stock was 41.9 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Third           3
         Quarter and Nine Months Ended September 27, 1998
         and September 28, 1997

         Consolidated Statement of Financial Position at            4
         September 27, 1998 and December 31, 1997

         Consolidated Statement of Cash Flows for the Nine          5
         Months Ended September 27, 1998 and September 28, 1997

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         9
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 6.  Exhibits and Reports on Form 8-K                          13

         Index to Exhibits                                         15

                         CUMMINS ENGINE COMPANY, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                     FOR THE THIRD QUARTER AND NINE MONTHS
                ENDED SEPTEMBER 27, 1998 AND SEPTEMBER 28, 1997
                _______________________________________________
                                   Unaudited
                                   _________



                                        Third Quarter         Nine Months
Millions, except per share amounts      1998      1997       1998      1997
__________________________________     ______    ______     ______    ______

Net sales                              $1,525    $1,366     $4,660    $4,066
Cost of goods sold                      1,218     1,057      3,644     3,147
Special charges                            49         -         92         -
                                       ______    ______     ______    ______
Gross profit                              258       309        924       919
Selling & administrative expenses         191       181        592       545
Research & engineering expenses            61        64        193       189
Net expense (income) from joint
 ventures and alliances                     8        (3)        18       (12)
Interest expense                           17         5         52        17
Other income, net                          (1)       (7)       ( 8)      (19)
Restructuring and other non-recurring
 charges                                  125         -        125         -
                                        ______   ______      ______   ______
Earnings (loss) before income taxes      (143)       69        (48)      199
Provision (benefit) for income taxes     ( 35)       15        ( 7)       51
Minority interest                           2         -          9         -
                                       _______   ______    ________  _______
Net earnings (loss)                    $ (110)   $   54    $   (50)  $   148
                                       _______   ______    ________  _______
                                       _______   ______    ________  _______

Basic earnings (loss) per share       $ (2.86)   $ 1.41    $ (1.30)  $  3.87
Diluted earnings (loss) per share       (2.86)     1.38      (1.30)     3.82
Cash dividends declared per share        .275      .275       .825       .80

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________
                                Unaudited
                                _________



Millions, except per share amounts                  9/27/98      12/31/97
__________________________________                  _______      ________

Assets
Current assets:
  Cash and cash equivalents                         $   63       $   49
  Receivables                                          930          771
  Inventories                                          781          677
  Other current assets                                 193          213
                                                    ______       ______
                                                     1,967        1,710
Investments and other assets                           288          346
Property, plant and equipment less accumulated
 depreciation of $1,414 & $1,434                     1,641        1,532
Goodwill, net of amortization of $14 and $5            384           12
Other intangibles, deferred taxes and deferred
 charges                                               248          165
                                                    ______       ______
Total assets                                        $4,528       $3,765
                                                    ______       ______
                                                    ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                     $   39       $   90
  Current maturities of long-term debt                  37           42
  Accounts payable                                     408          386
  Other current liabilities                            698          537
                                                    ______       ______
                                                     1,182        1,055
                                                    ______       ______
Long-term debt                                       1,202          522
                                                    ______       ______
Other liabilities                                      787          713
                                                    ______       ______
Minority interest                                       59           53
                                                    ______       ______

Shareholders' investment:
 Common stock, $2.50 par value, 48.0 and 48.1
  shares issued                                        120          120
 Additional contributed capital                      1,117        1,119
 Retained earnings                                     628          713
 Common stock in treasury, at cost, 6.1 & 6.0 shares  (237)        (245)
 Common stock held in trust for employee benefit
  plans, 3.6 and 3.7 shares                           (175)        (175)
 Unearned compensation (ESOP)                         ( 38)         (42)
 Cumulative translation adjustments                   (117)         (68)
                                                    ______       _______
                                                     1,298        1,422
                                                    ______       ______
Total liabilities & shareholders' investment        $4,528       $3,765
                                                    ______       ______
                                                    ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ____________________________________
                               Unaudited
                               _________

                                                    Nine Months Ended
Millions                                         9/27/98        9/28/97
________                                         _______        _______

Cash flows from operating activities:
 Net earnings (loss)                              $ (50)         $ 148
                                                  ______         _____
 Adjustments to reconcile net earnings (loss)
  to net cash from operating activities:
   Depreciation and amortization                    148            118
   Restructuring & other non-recurring actions      121           ( 15)
   Accounts receivable                             (118)          (174)
   Inventories                                     ( 79)          ( 63)
   Accounts payable and accrued expenses            155             62
   Income taxes payable                            ( 55)            11
   Equity in (earnings) losses of joint
     ventures and alliances                          24              -
   Other                                             18            ( 5)
                                                  _____          ______
   Total adjustments                                214            (66)
                                                  _____          _____
 Net cash provided by operating activities          164             82
                                                  _____          _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                        (199)          (298)
  Disposals                                           3             14
 Investments in joint ventures & alliances         ( 21)          ( 10)
 Acquisition and disposition of businesses         (467)            67
 Other                                                2           (  1)
                                                  ______         ______
 Net cash used in investing activities             (682)          (228)
                                                  ______         ______
Net cash flows used for operating and
 investing activities                              (518)          (146)
                                                  ______         ______
Cash flows from financing activities:
 Proceeds from borrowings                           711            281
 Payments on borrowings                            ( 83)          ( 17)
 Net payments under credit agreements              ( 55)          ( 57)
 Repurchase of common stock                        ( 11)          ( 66)
 Dividend payments                                 ( 35)          ( 34)
 Other                                                6           (  7)
                                                  _____          ______
 Net cash provided from financing activities        533            100
                                                  _____          _____

Effect of exchange rate changes on cash             ( 1)          (  1)
                                                  ______         ______
Net change in cash and cash equivalents              14            (47)
Cash & cash equivalents at the beginning of year     49            108
                                                  _____          _____
Cash & cash equivalents at the end of quarter     $  63          $  61
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


Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended September 27, 1998 and September 28, 1997 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

Note 2. Acquisition: In January 1998, Cummins completed the acquisition of the stock of Nelson Industries, Inc., for $453 million. Nelson, a filtration and exhaust systems manufacturer, was consolidated from the date of its acquisition. On a proforma basis, if the Company had acquired Nelson on January 1, 1997, consolidated net sales for 1997 would have been $5.9 billion and consolidated net earnings would not have been materially different. Under APB Opinion No. 16, Nelson's net assets were recorded at fair value at the date of acquisition. The purchase price in excess of net assets will be amortized over 40 years.

Note 3. Special Charges: In the third quarter of 1998, the Company recorded a special charge of $35 million related to a revised estimate of product coverage cost liability primarily for extended warranty programs. The third quarter special charge also includes $14 million for inventory write-downs associated with the Company's restructuring and exit activities. This write-down relates to amounts of inventory rendered excess or unusable due to the closing or consolidation of facilities. The Company has committed to these facility closures and consolidations as part of a plan to reduce costs and improve operating performance.

In the first quarter of 1998, the Company recorded a special charge for product coverage expense primarily attributable to the recent experience of higher-than-anticipated base warranty costs to repair certain automotive engines manufactured in previous years. The Company believed it was necessary to make a special charge of $43 million pre-tax to accrue for such product coverage costs expected to be incurred in the future on these engines currently in the field.

Note 4. Restructuring and Other Non-Recurring Charges: In the third quarter of 1998, the Company recorded charges of $125 million, comprised of $100 million for costs to reduce the worldwide workforce by approximately 1,100 people, as well as costs associated with streamlining certain majority-owned and international joint venture operations and $25 million for a civil penalty to be paid by the Company as a result of an agreement reached with the U.S. Environmental Protection Agency (EPA) regarding diesel engine emissions. The major components of these charges are as follows:

$ Millions
__________
Restructuring of majority-owned operations:
     Workforce reductions                       $ 38
     Asset impairment loss                        22
     Facility consolidations and other            17
                                                ____
                                                  77
                                                ____
Restructuring of joint venture operations:
     Workforce reductions                         11
     Tax asset impairment loss                     7
     Other                                         5
                                                ____
                                                  23
                                                ____
EPA penalty                                       25
                                                ____
Total                                           $125
                                                ____
                                                ____

The restructuring program was undertaken as part of a plan to reduce costs and improve operating performance. Estimated costs for workforce reductions were based on amounts pursuant to benefit programs and contractual provisions or statutory requirements at the affected operations. The workforce reductions at joint venture operations include costs of employee severance and related benefits for approximately 1,200 people. The asset impairment loss, calculated according to the provisions of SFAS 121, is for equipment to be disposed of upon the closure or consolidation of facilities or the outsource of production. As disclosed in Note 3, $14 million of inventory write-downs associated with exit activities are included in the special charges component of cost of goods sold.

In addition to the civil penalty, the agreement with the EPA provides a schedule for diesel engines to meet certain emission standards and requires manufacturers to continue to invest in environmental projects to further reduce oxides of nitrogen (NOx) emissions.

Note 5. Income Taxes: Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.

Note 6. Long-term Debt: In January 1998, the Company's revolving credit agreement was amended, forming two $500 million agreements maturing in 1999 and 2003. In February 1998, the Company issued $765 million face amount of notes and debentures. Net proceeds were used to finance the acquisition of Nelson and pay down other indebtedness outstanding at December 31, 1997. The $500 million revolving credit agreement maturing in 1999 was terminated in March 1998, with the financing need being replaced by the debt issue.

Note 7. Earnings per Share: Basic earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed by dividing net earnings by the weighted-average number of shares, assuming the exercise of stock options when the effect of their exercise is dilutive. Shares of stock held by the employee benefits trust are not included in outstanding shares for EPS until distributed from the trust.

                              Third Quarter                  Nine Months
                    _____________________________   ___________________________
                      Net       Weighted   Per        Net      Weighted  Per
Millions, except    Earnings/   Average    Share    Earnings/  Average   Share
per share amounts    (Loss)     Shares     Amount    (Loss)    Shares    Amount
_________________   ________    _______    ______   ________   _______   ______

1998
____
Basic                $(110)      38.5      $(2.86)    $(50)     38.5    $(1.30)
Options                  -          -                    -         -
                      _____      ____                 _____     ____
Diluted              $(110)      38.5      $(2.86)    $(50)     38.5    $(1.30)


1997
____
Basic                $  54       38.3      $ 1.41     $148      38.3     $3.87
Options                  -         .7                    -        .4
                      ____       ____                 ____      ____
Diluted              $  54       39.0      $ 1.38     $148      38.7     $3.82


Note 8. Comprehensive Income: Effective January 1, 1998, Cummins adopted SFAS No. 130, a new accounting rule which requires companies to report comprehensive income. Comprehensive income includes net income and all other nonowner changes in equity during a period.

                                      Third Quarter Ended    Nine Months Ended
Millions                               9/27/98    9/28/97    9/27/98   9/28/97
________                               _______    _______    _______   _______

Net income (loss)                      $(110)      $ 54      $( 50)     $148
Foreign currency translation
 adjustment                                3        (14)      ( 49)      (23)
Unrealized gain (loss) on securities       -          -       (  1)        -
                                        _____      ____       _____     ____
Comprehensive income (loss)            $(107)      $ 40      $(100)     $125
                                        _____      ____       _____     ____
                                        _____      ____       _____     ____

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                   CASH FLOW AND FINANCIAL CONDITION
      _____________________________________________________________



Overview
________

Net sales in the third quarter of 1998 of $1.53 billion were 12 percent higher than in the third quarter of 1997, with net sales for the first nine months of 1998 reflecting a 15-percent increase over the year-ago period.

As disclosed in Notes 3 and 4 to the Consolidated Financial Statements, the Company recorded charges in the third quarter of 1998 totaling $174 million, comprised of $35 million related to a revised estimate of product coverage cost liability for extended warranty programs, $114 million of costs associated with the Company's plan to restructure, consolidate and exit certain business activities and $25 million for a civil penalty resulting from an agreement reached with the U.S. Environmental Protection Agency (EPA) regarding diesel engine emissions. Excluding these charges, earnings before interest and taxes in the third quarter of 1998 were $48 million compared to $74 million in the third quarter of 1997. Including the charges, the Company's net loss was $110 million or $(2.86) per share for the third quarter of 1998 and a net loss of $50 million or $(1.30) per share for the year-to-date period. Net earnings in the third quarter of 1997 were $54 million or $1.38 per share and $148 million or $3.82 per share for the first nine months of 1997.

Results of Operations
_____________________

     Net Sales:
     __________

Revenues from sales of engines were 54 percent of the Company's net sales in the third quarter of 1998, with engine revenues 7 percent higher than third-quarter 1997 and unit shipments 9 percent higher. This variance continues to reflect a mix shift from heavy-duty to midrange engines begun in the second quarter of 1998:


                                     Third Quarter         Nine Months
Unit Shipments                       1998     1997       1998      1997
______________                      ______   ______     _______   _______
Midrange Engines                    71,300   64,800     213,600   190,700
Heavy-duty Engines                  25,500   23,400      79,800    67,200
High-horsepower Engines              2,400    2,600       7,300     7,500
                                    ______   ______     _______   _______
                                    99,200   90,800     300,700   265,400
                                    ______   ______     _______   _______
                                    ______   ______     _______   _______

Revenues from non-engine products, which were 46 percent of net sales in the third quarter of 1998, were 18 percent higher than the third quarter of 1997. The major changes within non-engine revenues were in filtration, with the sales of Nelson included from the date of acquisition by Cummins, and PowerCare (which includes sales of new parts and remanufactured parts and engines).

The Company's sales for each of its key markets during the comparative reporting periods were:

                                          Third Quarter      Nine Months
$ Millions                                1998    1997       1998    1997
__________                               ______  ______     ______  ______
Automotive                               $  733  $  646     $2,172  $1,870
Power Generation                            296     289        900     866
Industrial                                  245     245        808     765
Filtration and Other                        251     186        780     565
                                         ______  ______     ______  ______
                                         $1,525  $1,366     $4,660  $4,066
                                         ______  ______     ______  ______
                                         ______  ______     ______  ______


Sales of $733 million in the third quarter of 1998 for automotive markets were 13 percent higher than the third quarter of 1997. Heavy-duty truck engine revenues were 16 percent higher than the third quarter of 1997 on an 18-percent increase in units. In the first nine months of 1998, heavy-duty truck engine revenues increased 27 percent over the year-ago level on a 28-percent increase in units. The higher level of sales was due to both the strong market and the Company's higher market share in North America, as well as continued strong demand in Mexico. In the third quarter of 1998, the Company shipped approximately 300 units of the new electronic Signature 600 engine, designed to capture a larger share of the heavy-duty truck market.

Revenues from the sales of engines for medium-duty trucks in the third quarter of 1998 were 20 percent lower than the prior year's quarter on a 22-percent decrease in units. Compared to the first nine months of 1997, medium-duty truck engine sales were 15 percent lower in 1998 on a 17-percent decrease in units. In North America, the reduction includes a significant decrease with Ford when comparing to their record build in the third quarter of 1997, prior to their relocation of production. Unit shipments to international markets were down 5 percent from the year-ago level, where the Company began to experience a reduction in orders from both Mexico and Brazil toward the end of the third quarter.

Engine revenues of the bus and light commercial vehicle market were 49 percent higher than the third quarter of 1997 and 34 percent higher than the first nine months of 1997. In January, Cummins jointly announced with Chrysler a new, fully electronic engine -- the ISB -- for the Dodge Ram pickup. In the third quarter, Cummins shipped 24,800 engines to Chrysler, 8,200 units higher than the year-ago level, due to the success of the Company's new turbo diesel engine for the Dodge Ram. Sales to the bus and recreational vehicle markets also were strong with unit shipments 26 percent higher in the third quarter of 1998 than the comparable period in 1997.

In the third quarter of 1998, the Company's power generation markets benefited from the consolidation of Cummins India Limited. Without this, power generation revenues would have been down 2 percent compared to third quarter 1997 and 4 percent less than the first nine months of 1997. Sales of the Company's generator sets continued to reflect growth in North America, which offset declines in demand for generator sets in Asia. Engine sales to generator set assemblers and sales of alternators were down 15 percent in the third quarter due primarily to lower demand in Asia. Genset sales for the RV market, however, were 17 percent higher than in the third quarter of 1997.

Sales of engines to industrial markets were 5 percent lower than the third quarter of 1997, on a 6-percent increase in unit shipments. The variance between revenues and units resulted from a shift in mix from heavy-duty and high-horsepower to midrange engines. The increased level of shipments was due to continued strong construction volumes in North America and Europe, partially offset by a decline in global agricultural markets.

Filtration and other sales were $251 million in the third quarter of 1998, an increase of 35 percent over the year-ago quarter, with Nelson, acquired in January, contributing sales of $75 million.

In total, international markets represented 46 percent of the Company's revenues in the third quarter of 1998. Europe, Africa and the Middle East, representing 14 percent of sales, continued to show strength with the exception of agricultural equipment and power generation sales. Business in the Americas (Canada, Mexico, Brazil and Latin America), representing 19 percent of sales, also was strong, but began to show signs of softening toward the latter part of the third quarter. Asian and Australian markets, in total, represented 13 percent of the Company's sales in the third quarter. In Australia, sales are primarily for automotive, power generation and mining markets. In Asia, sales to China were flat with the third quarter of 1997, while revenues in Korea decreased 63 percent, India declined 33 percent and Southeast Asia and Japan were 44 percent below the year-ago quarter.

     Gross Margin:
     _____________

The Company's gross margin percentage before the special charges was
20.1 percent in the third quarter of 1998, compared to 22.6 percent in the prior year's quarter. The Company's gross margin percentage declined due to a temporary increase in product coverage costs from ISB and ISC engines and higher new product costs attributable to the production ramp-up of both the ISB and Signature 600 engines. This decrease was partially offset by the benefit from higher volume and pricing. In addition, the acquisition of Nelson and consolidation of Cummins India Limited added $31 million. For the third quarter of 1998, gross margin percentage after the special charges was 16.9 percent. Gross margin percentage after the special charges recorded in the first and third quarters was 19.8 percent in the first nine months of 1998 and 22.6 percent in the comparable period in 1997.

     Operating Expenses:
     ___________________

Selling and administrative expenses were 12.5 percent of sales in the third quarter of 1998 and 12.7 percent in the first nine months of 1998, compared to 13.2 percent in the third quarter and 13.4 percent in the first nine months of 1997. The $10 million incremental cost in the third quarter included $12 million in expenses for Nelson and Cummins India Limited, reduced by the benefits of the Company's cost reduction efforts despite additional spending for Year 2000 compliance. Research and engineering expenses were 4.0 percent of sales in the third quarter of 1998, compared to 4.7 percent in the prior year's quarter as a result of new engines moving into production.

The Company's losses from joint ventures and alliances were $8 million in the third quarter of 1998 and $18 million in the first nine months of 1998, compared to income of $3 million in the third quarter of 1997 and $12 million in the first nine months of 1997. The difference was primarily caused by the consolidation of Cummins India Limited and volume shortfalls at the Company's joint venture with Wartsila.

In the third quarter of 1998, the Company recorded charges of $125 million, comprised of $100 million for costs to reduce the worldwide workforce by approximately 1,100 people, as well as costs associated with streamlining certain majority-owned and international joint venture operations and $25 million for a civil penalty to be paid by the Company as a result of an agreement reached with the U.S. Environmental Protection Agency regarding diesel engine emissions. The restructuring program was undertaken as part of a plan to reduce costs and improve operating performance. In addition to the civil penalty, the agreement with the EPA provides a schedule for diesel engines to meet certain emission standards and requires manufacturers to continue to invest in environmental projects to further reduce oxides of nitrogen (NOx) emissions. For additional information regarding these charges, refer to Note 4 of the Consolidated Financial Statements.

     Year 2000:
     __________

The Company continues to address the impact of the Year 2000 issue on its businesses worldwide. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. Specifically, with respect to the Company, this issue affects not only the computer system but also machines and equipment used in production that contain embedded technology.

Following a review and assessment of information systems and technology used in its internal business operations and its production, the Company inventoried and identified its systems and products that the Company believes may be vulnerable to Year 2000 failures and established a program to address Year 2000 issues. The Company's Year 2000 efforts are being carried out by the Company's Year 2000 Team under the leadership of the Director of Year 2000 Compliance. A Year 2000 coordinator has been established at each of the Company's facilities who is responsible for overseeing the implementation of the Company's Year 2000 program at the site with the assistance of a local Year 2000 cross-functional team. The Year 2000 Team maintains a reporting structure to ensure that progress is made on Year 2000 issues.

The Company's program combines the remediation of existing software with the replacement of certain systems. The Company expects to retire and replace non-compliant application systems and to upgrade application systems to a Year 2000 complaint version to the extent possible. The Company is in the process of repairing and testing its information and technology systems, including electronically controlled manufacturing equipment, engines and generator sets, information products and product support systems, using Company established testing protocols. In addition to internal resources, the Company is utilizing external resources to implement its Year 2000 program. The Company has contracted with outside consultants to assist it with the remediation efforts on the Company's mainframe computer system.

As part of its Year 2000 program, the Company has also made efforts to determine and assess the Year 2000 compliance status of third parties with which it does business. During the second half of 1997, the Company contacted all of its key suppliers to obtain information relating to the status of such suppliers with respect to Year 2000 issues, placing particular emphasis on determining the Year 2000 readiness of its critical suppliers. In addition, to assist the Company in its efforts to determine the Year 2000 readiness of third parties, the Company continues its involvement in the Automotive Industry Action Group.

Due to the uncertainties associated with Year 2000 problems, the Company is in the process of developing contingency plans in the event that its business or operations are disrupted January 1, 2000. It has identified and reserved the availability of a software maintenance and remediation firm for 1999 and early 2000.

The Company expects to complete substantially all of its remediation efforts by December 31, 1998, and to complete fully its Year 2000 program by the end of the second quarter of 1999. The Company expects to incur total expenditures of approximately $45 million in connection with its Year 2000 program and remediation efforts. To date, the Company has incurred approximately $18 million in costs relating to its Year 2000 issues and expects to incur an additional $12 million during the remainder of 1998.

The estimated percentage of completion by the end of 1998, the date on which the Company believes it will complete its Year 2000 compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the ability to locate and correct all relevant computer codes. In addition, there can be no assurances that the systems or products of third parties on which the Company relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     Other:
     ______

Interest expense of $17 million in the third quarter of 1998 and $52 million in the first nine months of 1998 was higher than the comparable periods of 1997 due to the increased level of borrowings to support working capital on the higher sales level and to complete the acquisition of Nelson. Other income decreased $6 million in the third quarter and $11 million in the first nine months of 1998 when comparing to the year-ago periods. Such decrease is due to the Nelson goodwill amortization and lower royalty income.

     Provision for Income Taxes:
     ___________________________

The Company recorded an income tax benefit in the third quarter of 1998 of $35 million and $7 million in the first nine months of 1998, reflecting an estimated effective tax rate of 29 percent for the year, excluding the EPA penalty.

Cash Flow and Financial Condition
_________________________________

Key elements of cash flows were:

                                                        Nine Months
$ Millions                                            1998        1997
__________                                           ______      ______
Net cash used for operating and
 investing activities                                $(518)      $(146)
Net cash from financing activities                     533         100
Effect of exchange rate changes on cash               (  1)       (  1)
                                                     ______      ______
Net change in cash and cash equivalents              $  14       $( 47)
                                                     ______      ______
                                                     ______      ______

In the first nine months of 1998, net cash used for operating and investing activities was $518 million. The higher level of net cash requirements was due primarily to the acquisition of Nelson and planned capital expenditures of $199 million. In the first quarter of 1998, the Company issued $765 million face amount of notes and debentures to support working capital and to complete the acquisition of Nelson.

FORWARD-LOOKING STATEMENTS
__________________________

When used herein, the terms "expect, plan, anticipate, believe" or similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.

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



                       PART II.  OTHER INFORMATION
                       ___________________________


Item 6.  Exhibits and Reports on Form 8-K:
__________________________________________

(a) See the Index to Exhibits on page 15 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the third quarter of 1998.



                               Signatures
                               __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/Rick J. Mills
     ________________
     Rick J. Mills
     Vice President - Corporate Controller
     (Chief Accounting Officer)                        October 29, 1998

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________

                            INDEX TO EXHIBITS
                            _________________







27       Financial Data Schedule (filed herewith)