Form 10-K
period 1998-12-31
CUMMINS ENGINE CO INC
filed 1999-03-09
CIK 26172

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


               For the Fiscal Year Ended December 31, 1998


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K are not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates was approximately $1.6 billion at January 29, 1999.

As of January 29, 1999, there were outstanding 42.0 million shares of the only class of common stock.

                 Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                             TABLE OF CONTENTS
                             _________________


Part     Item                        Description                      Page
____     ____     _________________________________________________   ____

  I        1      Business                                              3
           2      Properties                                           10
           3      Legal Proceedings                                    11
           4      Submission of Matters to Vote of Security Holders    11

 II        5      Market for the Registrant's Common Equity and
                   Related Stockholder Matters                         11
           6      Selected Financial Data                              12
           7      Management's Discussion & Analysis of Results
                   of Operations and Financial Condition               13
           8      Financial Statements & Supplemental Data             20
           9      Disagreements on Accounting & Financial
                   Disclosure                                          20

III       10      Directors & Executive Officers of the Registrant     21
          11      Executive Compensation                               22
          12      Security Ownership of Certain Beneficial Owners
                   and Management                                      22
          13      Certain Relationships & Related Transactions         22

 IV       14      Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                 22
                  Index to Financial Statements and Schedule           23
                  Signatures                                           42
                  Exhibit Index                                        44

                                PART I
                                ______
ITEM 1.  BUSINESS
_______  ________

OVERVIEW
________

Cummins Engine Company, Inc. ("Cummins" or "the Company") is a leading worldwide designer and manufacturer of diesel engines, ranging from 60 to 6,000 horsepower and the largest producer of diesel engines over 200 horsepower. The Company also produces natural gas engines and engine components and subsystems. Cummins provides power and components for a wide variety of equipment in its key businesses: engine, power generation, and filtration.

Cummins sells its products to original equipment manufacturers ("OEMs"), distributors and other customers worldwide and conducts manufacturing, sales, distribution and service activities in many
areas of the world.   Sales of products to major international firms
outside North America are transacted by exports directly from the United States and shipments from foreign facilities (operated through subsidiaries, affiliates, joint ventures or licensees) which manufacture and/or assemble Cummins' products.

In 1998, approximately 57 percent of net sales were in the United States. Major international markets include Asia and Australia (13 percent of net sales); Europe and the CIS (13 percent of net sales); Mexico and Latin America (8 percent of net sales) and Canada (7 percent of net sales).

BUSINESS MARKETS
________________

     Engine Business
     _______________


     Heavy-duty Truck Market
     _______________________

Cummins has a complete line of diesel engines that range from 280 to 600 horsepower serving the heavy-duty truck market. The Company's heavy-duty diesel engines are offered as standard or optional power by all major heavy-duty truck manufacturers in North America. The Company's largest customer for heavy-duty truck engines in 1998 was Navistar International Corporation, which represented 5 percent of the Company's net sales.

In 1998, factory retail sales of North American heavy-duty trucks were 18 percent higher than the previous year's level. Factory retail sales were 238,000 units in 1998, compared to 201,000 units in 1997 and 176,000 units in 1996. The Company's share of the North American heavy-duty truck engine market was 32 percent in 1998 based on data published by the American Automotive Manufacturers Association. The Company's share of the North American heavy-duty truck engine market was 32 percent in 1997 and 35 percent in 1996. The Company has retained number one market share for 26 years.

Based on data published by the Society of Motor Manufacturers and Traders, the Company's share of engines for trucks over 29 tonnes sold in the United Kingdom was 11 percent in 1998 and 12 percent in 1997.

Based on data published by the National Association of Truck and Bus Manufacturers, Cummins remained the leader of the heavy-duty truck market in Mexico by a very wide margin with 69 percent share. This market grew 37 percent in 1998.

In South Africa and Australia, the Company also enjoys number one market position.

In 1998, the Company began production of a new heavy-duty engine, the Signature 600, with the first fully electronic, dual overhead cam engine in this market. It also began production of a new 11-liter product called the ISM. A further new product, a 9-liter engine for vocational and regional delivery vehicles was announced in 1998 with production set for 1999. These engines are all part of a new series of products called the Interact System.

In the heavy-duty truck market, the Company competes with independent engine manufacturers as well as truck producers who manufacture diesel engines for their own products. In North America, the Company's primary competitors in the heavy-duty truck engine market are Caterpillar, Inc., Detroit Diesel Corporation and Mack Trucks, Inc. The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other diesel engine manufacturers in international markets include Mercedes Benz, AB Volvo, Renault Vehicles Industriels, Iveco Diesel Engines, Hino Motors, Ltd., Mitsubishi Heavy Industries, Ltd., Isuzu Motors, Ltd., DAF Trucks N.V., Scania A.B. and Nissan Diesel.

     Medium-duty Truck Market
     ________________________

The Company has a line of diesel engines ranging from 175 to 300 horsepower serving medium-duty and inter-city delivery truck customers worldwide. The Company has introduced its next generation of midrange diesel engines, electronic four-valve-head versions which bring Interact technology to medium-duty trucks. The new versions are called the ISB and the ISC.

The Company entered the North American medium-duty truck market in 1990. Based upon data published by R. L. Polk, the Company's share of the market for diesel-powered medium-duty trucks in 1998 was 19 percent. Freightliner was the Company's largest customer for this market in 1998, representing 2 percent of the Company's net sales.

The Company sells its B and C Series engines and engine components outside North America to medium-duty truck markets in Asia, Europe and South America. In 1998, operations in China were expanded from a license for B Series engines to include a joint venture for production of C Series engines. In 1998, the joint venture in India began production ramp-up.

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

     Bus and Light Commercial Vehicles Market
     ________________________________________

For this market, Cummins has both diesel and natural gas engines for pickup trucks, school buses, transit buses, delivery trucks and recreational vehicles.

In 1998, the Company introduced its ISC engines for the recreational vehicle market. Together with the ISC and other heavy-duty electronic products, Cummins' share of the diesel recreational vehicle business was 78 percent in 1998.

In North America, DaimlerChrysler, which offers the Cummins ISB engines in its Dodge Ram pickup truck, was the Company's largest customer for midrange engines in this market. Sales to DaimlerChrysler for all markets combined represented 18 percent of the Company's net sales in 1998.

The Company's ISC, M11 and ISM diesel engines are available for the US transit bus market. Cummins also offers the L10, B and C Series products for the natural gas markets which are primarily transit and school bus. The demand for alternate-fueled products continues to grow, as the Company is experiencing increased interest in international markets.

In these markets, the Company competes with both independent manufacturers of diesel engines and with vehicle producers who manufacture diesel engines for their own products. Primary competitors who manufacture diesel engines for the bus and light commercial vehicle markets are Detroit Diesel Corporation, General Motors Corporation, Navistar International Corporation, Caterpillar, Inc., AB Volvo, Daimler, Scania A.B. and MWM Brazil.

     Industrial Markets
     __________________

Cummins engines power a wide variety of equipment in the construction, mining, agricultural, marine, rail and government markets throughout the world. During 1998, the product offering was expanded upward with the limited introduction of a new high-horsepower engine in the mining market and downward with the development of a small 3-liter engine for the construction market.

A technical joint venture was formed with Komatsu in 1998 to provide a medium for joint product development. Activities in the construction market focused on furthering the financing program developed with Case in 1997 and improving customer service levels through improved on-site product service capabilities.

Case and Cummins also renegotiated a long-term partnership agreement through 2022. The agreement offers both companies the opportunity for improved sales and profitability.

Marine product applications include recreational and commercial markets. The Company's offering in the recreational market is also expanding with the introduction of a fully electronic 635 horsepower M11 engine. Additionally, the financing programs developed with Case in late 1997 were expanded to serve the marine market.

In the mining markets, the Company began the introduction of a new high-horsepower product (QSK60) which extends the power range from 2,000 to 2,700 horsepower. This engine brings electronics to the market place for improved performance and maintenance.

     Power Generation Business
     _________________________


In 1998, power generation sales represented 20 percent of the Company's net sales. Products include Cummins engines, Onan and Petbow branded generator sets and Newage alternators.

In stationary power, electrical power generation products and services are provided to major markets worldwide. In 1998, the Company's joint venture with Wartsila NSD to produce high-horsepower engines was expanded to include customer engineering, marketing and service support. The
CW 200 series engine family was introduced in 1996 with initial deliveries in Europe and Asia. The CW 170 series engine family was introduced in 1998. Providing power generation products for the utility industry has become an increasingly important market, with utilities turning to generator sets to manage peak and seasonal demands. In the mobile business, generator sets are produced for a variety of applications, with Onan a leading supplier of power generation sets for recreational vehicles in the United States.

Newage is a leading manufacturer of alternators in its product range. During 1996, plans were initiated to expand manufacturing capacity at Newage's joint venture in India. Production at the Company's joint venture in China (Wuxi Newage) began in 1997.

In Power Generation, Cummins competes on a global scale with a variety of engine manufacturers and generator set assemblers. Caterpillar, Inc., with the purchase of Perkins Engines and an investment in FG Wilson, provides the main competition. Detroit Diesel Corporation and AB Volvo are the other major engine manufacturers with a presence in the high-speed segment of the market. Onan competes with Caterpillar, Kohler and F G Wilson, among others, in the generator set business. Newage competes globally with Leroy Somer, Marathon and Meccalte, among others. In recent years, Emerson Electric, which owns Leroy Somer, has become a major player with its acquisition of F G Wilson.

     Filtration Business and Other
     ______________________________

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

The Company owns 14 distributorships, most of them located outside of the United States. Distributors sell loose engines and service parts as well as perform service and repair activities on Cummins products.

Holset's turbochargers are sold worldwide. In 1994, Holset introduced a variable geometry turbocharger design for truck powertrains. Holset's joint venture with TELCO assembled and shipped its first turbochargers in 1996. A joint venture with Wuxi in China also began production in 1996. During 1997, the vibration attenuation business was sold to Simpson Industries. The Company continues an alliance with Mitsubishi Heavy Industries of Japan for production of jointly developed turbochargers.

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

In 1997, the Company acquired an additional 1% of the outstanding shares of Kirloskar Cummins Limited, becoming the majority owner, and changed the name to Cummins India Limited. This business is now consolidated. The Company's joint venture with Wartsila was expanded to include worldwide marketing and service activities in addition to design, development and manufacturing. The Company entered this joint venture in 1995 to manufacture both diesel and natural gas engines above 2,500 horsepower.

In 1996, a joint venture was formed with two of the Fiat Group companies - Iveco (trucks and buses) and New Holland (agricultural equipment) - to design and manufacture the next generation of 4-,5-, and 6-liter engines based on Cummins 4- and 6-liter B series engines. Operations of Dong Feng in China were expanded to form a joint venture for production of a C series engine in addition to the license for B Series engines.

In 1995, the Company formed a joint venture with China National Heavy Duty Truck Corporation in Chongqing, previously a Cummins' licensee, to manufacture a broad line of diesel engines in China.

Cummins and Scania have a joint venture to produce a fuel system for heavy-duty diesel engines. Cummins also has a joint venture with TELCO to manufacture the Cummins B Series engines in India for TELCO
trucks.   Cummins and Komatsu have formed joint ventures to
manufacture the B Series engines in Japan and high-horsepower Komatsu designed engines in the United States. In 1997, a third joint venture to design next generation industrial engines was announced.

Several of the Company's subsidiaries have operations throughout the world.

Because of the Company's global business activities, its operations are subject to risks, such as currency controls and fluctuations, import restrictions and changes in national governments and policies.

     Research and Development
     ________________________

Cummins conducts an extensive research and engineering program to achieve product improvements, innovations and cost reductions for its customers, as well as to satisfy legislated emissions requirements. The Company is in the midst of a program to refurbish and extend its engine range. Cummins has introduced a variety of concepts in the diesel industry that combine electronic controls, computing capability and information technology. The Company also offers alternate fueled engines for certain of its markets. As disclosed in Note 1 to the Consolidated Financial Statements, research and development expenditures approximated $228 million in 1998, $250 million in 1997, and $235 million in 1996.

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

While individual product lines may experience modest seasonal declines in production, there is no material effect on the demand for the majority of Cummins' products on a quarterly basis. The power generation business, however, normally encounters seasonal declines in the first quarter of the year.

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

There are approximately 8,400 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins-trained service personnel and parts are available to maintain and repair Cummins engines. The Company's parts distribution centers are located strategically throughout the world.

Cummins also sells engines, parts and related products through distributorships worldwide. The Company believes its distribution system is an important part of its marketing strategy and competitive position. Most of its North American distributors are independently owned and operated. The Company has agreements with each of these distributors, which typically are for a term of three years, subject to certain termination provisions. Upon termination or expiration of the agreement, the Company is obligated to purchase various assets of the distributorship. The purchase obligation of the Company relates primarily to inventory of the Company's products, which can be resold by the Company over a reasonable period of time. In the event the Company had been required to fulfill its obligations to purchase assets from all distributors simultaneously at December 31, 1998, the aggregate cost would have been approximately $275 million. Management believes it is unlikely that a significant number of distributors would terminate their agreements at the same time, requiring the Company to fulfill its purchase obligation.

     Supply
     ______

The Company manufactures many of the components used in its engines, including blocks, heads, rods, turbochargers, crankshafts and fuel systems. Cummins has adequate sources of supply of raw materials and components required for its operations. The Company has arrangements with certain suppliers who are the sole sources for specific products. While the Company believes it has adequate assurances of continued supply, the inability of a supplier to deliver could have an adverse effect on production at certain of the Company's manufacturing locations.

     Employment
     __________

At December 31, 1998, Cummins employed 28,300 persons worldwide, approximately 9,900 of whom are represented by various unions. The Company has labor agreements covering employees in North America, South America, the United Kingdom, and India. In 1993, members of the Diesel Workers Union reached an agreement that extends until the year 2004. In 1995, members of the United Auto Workers at the Company's crankshaft plant in Fostoria, Ohio, reached an agreement which extends for five years. In 1995, members of the Diesel Workers Union and the Office Committee Union at the Company's midrange engine plant in Southern Indiana ratified 5-year agreements. In 1995, members of the Office Committee Union ratified an early agreement which extends until mid-1999 for offices and plants in Southern Indiana and the Company's Technical Center. The Company plans to enter negotiations with the Office Committee Union before the expiration of its current contract in 1999.

ENVIRONMENTAL COMPLIANCE
________________________

     Product Environmental Compliance
     ________________________________

Cummins engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. Cummins' products comply with emissions standards that the US Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 1999. Cummins' ability to comply with these and future emissions standards is an essential element in maintaining its leadership position in the North American regulated markets. The Company will make significant capital and research expenditures to comply with these standards. Failure to comply could result in adverse effects on future financial results.

Cummins has successfully completed the certification of its 1999 on-highway products, which include both midrange and heavy-duty engines. All of these products underwent extensive laboratory and field testing prior to their release.

In October 1998, Cummins and other manufacturers of heavy-duty diesel engines entered into a Consent Decree with the Environmental Protection Agency, the U. S. Department of Justice and the California Air Resources Board related to concerns they had raised regarding the level of Nitrogen Oxide (NOx) emissions from diesel engines under certain driving conditions. The terms of that Consent Decree are a matter of public record. Cummins has developed extensive corporate action plans to comply with all aspects of the Consent Decree. Additionally, three separate court actions have been filed as a result of allegations of the diesel emissions matter. The New York Supreme Court ruled in favor of the Company. This matter is now on appeal. A California State Court recently ruled in favor of the Company. A recent action was just filed in U.S. District Court, the District of Columbia.

Model year 1998 marked the latest major change in emissions requirements for heavy-duty on-highway diesel engines when the oxides of nitrogen standard was lowered from 5.0 to 4.0 g/bhp-hr.

Contained in the environmental regulations are several means for the EPA to ensure and verify compliance with emissions standards. Two of the principal means are tests of new engines as they come off the assembly line, referred to as selective enforcement audits ("SEA"), and tests of field engines, commonly called in-use compliance tests. The SEA provisions have been used by the EPA to verify the compliance of heavy-duty engines for several years. In 1998, no such audit test was performed on Cummins engines. The failure of an SEA could result in cessation of production of the noncompliant engines and the recall of engines produced prior to the audit. In the product development process, Cummins anticipates SEA requirements when it sets emissions design targets.

No Cummins engines were chosen for in-use compliance testing in 1998. It is anticipated that the EPA will increase the in-use test rate in future years, raising the probability that one or more of the Company's engines will be selected. As with SEA testing, if an in-use test is failed, an engine recall may be necessary.

In 1988, CARB promulgated a rule that necessitates the reporting of failures of emissions-related components when the failure rate reaches a specified level (25 component failures or one percent of build, whichever is greater). At somewhat higher failure rates (50 components or four percent of build), a recall may be required. The Company continues to monitor such failures. In 1998, there were no emissions-related failures which reached a level that required a report.

Heavy-duty engines used in construction, agricultural and certain mining applications are also subject to emission regulations. In the United States such standards began phasing-in in 1996. In other parts of the world similar standards are applied. Cummins has successfully completed certification of its engines used in these nonroad applications. All of these products have undergone extensive laboratory and field tests prior to their release.

EPA's audit provisions cover certified nonroad engines. In 1998, no Cummins engines were selected for such audit testing.

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

     Other Environmental Statutes and Regulations
     ____________________________________________

Cummins believes it is in compliance in all material respects with laws and regulations applicable to the plants and operations of the Company and its subsidiaries. During the past five years, expenditures for environmental control activities and environmental remediation projects at the Company's operating facilities in the United States have not been a major portion of annual capital outlays and are not expected to be material in 1999.

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

The sites at which the Company or its subsidiaries are currently named as a PRP are the following: Old City Landfill, Columbus, Indiana; White House Waste Oil Pits, Jacksonville, Florida; Seaboard Chemical, Jamestown, North Carolina; Double Eagle Refinery, Oklahoma City, Oklahoma; Wastex Research, East St. Louis, Illinois; North Hollywood Dump, Memphis, Tennessee; Commercial Oil, Oregon, Ohio; Berliner & Ferro, Swartz Creek, Michigan; Schnitzer Iron & Metal, St. Paul, Minnesota; Four County Landfill, Culver, Indiana; Schumann Site, South Bend, Indiana; Great Lakes Asphalt, Zionsville, Indiana; Third Site, Zionsville, Indiana; Auto-Ion, Kalamazoo, Michigan; PCB Treatment Inc., Kansas City, Kansas; ENRx, Buffalo, New York; Uniontown Landfill, Uniontown, Indiana; Sand Springs, Oklahoma; United Steel Drum, East St. Louis, Illinois; Putnam County Landfill, Cookeville, Tennessee; Enterprise Oil, Detroit, Michigan; Wayne Reclamation & Recycling, Ft. Wayne, Indiana; and Casmalia Disposal Site, Santa Barbara, California. The Company presently is contesting its status as a PRP at several of these sites. At some of these sites, the Company will be released from liability at the site as a de minimis PRP for a nominal amount.

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

ITEM 2.  PROPERTIES
_______  __________


Cummins' worldwide manufacturing facilities occupy approximately 16 million square feet, including approximately 6 million square feet outside the United States. Principal manufacturing facilities in the United States include the Company's plants in Southern Indiana; Jamestown, New York; Lake Mills, Iowa; Cookeville, Tennessee; and Fridley, Minnesota, as well as an engine plant in Rocky Mount, North Carolina, which is operated in partnership with Case Corporation.

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

                           High         Low         Dividends Declared
                          ______      _______       __________________
1998
____

First quarter            $62 3/4      $51                 $.275
Second quarter            57 5/16      49 3/16             .275
Third quarter             56           30                  .275
Fourth quarter            40 7/8       28 5/16             .275

1997
____

First quarter            $55 5/8      $44 1/4             $.25
Second quarter            72 3/4       47 3/4              .275
Third quarter             83           67 7/8              .275
Fourth quarter            82 1/2       55 5/16             .275



At December 31, 1998, the approximate number of holders of record of the Company's common stock was 5,200.

The Company has repurchased 4.3 million shares of its common stock since 1994. In 1998, the Company repurchased .4 million shares on the open market at an aggregate purchase price of $14 million. In 1997, the Company repurchased 1.3 million shares from Ford Motor Company and another .2 million shares on the open market at an aggregate purchase price of $75 million. The Company repurchased .8 million shares of stock in the open market at an aggregate purchase price of $34 million in 1996 and 1.6 million shares at an aggregate purchase price of $69 million in 1995. All of the acquired shares are held as common stock in treasury.

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

ITEM 6.  SELECTED FINANCIAL DATA
_______  _______________________

$ Millions, except
per share amounts            1998      1997      1996      1995      1994
_____________________       ______    ______    ______    ______    ______

Net sales                   $6,266    $5,625    $5,257    $5,245    $4,737
Net earnings (loss)            (21)      212       160       224       253
Earnings (loss) per share:
  Basic                       (.55)     5.55      4.02      5.53      6.14
  Diluted                     (.55)     5.48      4.01      5.52      6.11
Cash dividends per share      1.10     1.075      1.00      1.00      .625
Total assets                 4,542     3,765     3,369     3,056     2,706
Long-term debt               1,137       522       283       117       155

Earnings per share for 1994-1996 have been restated to reflect the adoption of SFAS No. 128 as disclosed in Note 1 to the Consolidated Financial Statements.

In 1998, the Company's results included charges totaling $217 million, comprised of $78 million for revised estimates of additional product coverage liability for both base and extended warranty programs, $114 million of costs associated with the Company's plan to restructure, consolidate and exit certain business activities and $25 million for a civil penalty resulting from an agreement reached with the U.S. Environmental Protection Agency, the Department of Justice and the California Air Resources Board regarding diesel engine emissions.

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

OVERVIEW
________

Net sales were a record $6.3 billion in 1998, 11 percent higher than in 1997, and 19 percent higher than in 1996. Nelson Industries, Inc., acquired in January 1998, and Cummins India Limited, which was first consolidated in the fourth quarter of 1997, added sales of $428 million. Without these additional sales, net sales for 1998 would have been $5.8 billion, an increase of 4 percent over 1997.

As disclosed in Notes 3 and 4 to the Consolidated Financial Statements, the Company recorded charges in 1998 totaling $217 million, comprised of $78 million for revised estimates of additional product coverage liability for both base and extended warranty programs, $114 million of costs associated with the Company's plan to restructure, consolidate and exit certain business activities and $25 million for a civil penalty resulting from an agreement reached with the U.S. Environmental Protection Agency and the Department of Justice regarding diesel engine emissions. Excluding these charges, earnings before interest and taxes were $282 million in 1998, compared to $312 million in 1997 and $232 million in 1996. Including the charges, the Company's net loss was $21 million or $(.55) per share in 1998. Net earnings in 1997 were $212 million or $5.48 per share and $160 million or $4.01 per share in 1996.

To maintain Cummins' technological leadership, the Company has been in the process of upgrading or replacing engines across all product lines. This new product development program peaked in 1998 with a record six new engine introductions. While this investment in product development offers competitive advantages, it resulted in a temporary increase in product costs and a decrease in profitability in 1998

RESULTS OF OPERATIONS
_____________________

     Net Sales:
     __________

In 1998, the Company achieved its seventh consecutive year of record sales, totaling $6.3 billion. Revenues from sales of engines were 55 percent of the Company's net sales in 1998, with engine revenues and unit shipments 8 percent and 9 percent higher, respectively, than in 1997. The Company shipped a record 403,300 engines in 1998, compared to 369,800 in 1997 and 332,300 in 1996 as follows:

Unit shipments                    1998        1997        1996
________________                 _______     _______     _______

Midrange engines                 287,400     264,300     237,400
Heavy-duty engines               106,100      94,900      85,000
High-horsepower engines            9,800      10,600       9,900
                                 _______     _______     _______
                                 403,300     369,800     332,300
                                 _______     _______     _______

Revenues from non-engine products, which were 45 percent of net sales in 1998, were 16 percent higher than in 1997. The major changes within non-engine revenues were in filtration, with the sales of Nelson included from the date of acquisition by Cummins, and PowerCare (which includes new parts and remanufactured engines and parts).
Sales of the remaining non-engine products, in the aggregate, were essentially level with 1997.

The Company's sales for each of its key segments during the last three years were:

$ Millions                        1998         1997        1996
__________                       ______       ______      ______

Automotive markets               $2,928       $2,622      $2,447
Industrial markets                1,054        1,044         863
                                  _____        _____       _____
Engine Business                   3,982        3,666       3,310
Power Generation Business         1,230        1,205       1,213
Filtration Business & Other       1,054          754         734
                                 ______       ______      ______
                                 $6,266       $5,625      $5,257
                                 ______       ______      ______

Cummins' engine business is the Company's largest business segment, producing engines and parts for sale to customers in both automotive and industrial markets. Engine business customers are each serviced through the Company's worldwide distributor network. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as a variety of industrial applications including construction, mining, agriculture, marine, rail and military. Engine business revenues were $4.0 billion in 1998, a 9 percent increase over 1997 and 20 percent over 1996.

Sales of $2.9 billion in 1998 for automotive markets were 12 percent higher than in 1997 and 20 percent higher than in 1996. In 1998, heavy-duty truck engine revenues were 19 percent higher than in 1997 on a 20-percent increase in units. Within the North American heavy-duty truck market, unit shipments were up 20 percent over 1997, and Cummins continued to be the market leader with a 32-percent market share. In 1998, the Company began limited production of the Signature 600, a new electronic engine designed to capture a larger share of this market. International unit shipments for the heavy-duty market in 1998 were 20 percent higher than in 1997 due to continued strong demand in European and Mexican automotive markets.

Revenues from the sales of engines for medium-duty trucks in 1998 were 13 percent lower than in 1997 on a 12-percent decrease in units. In North America, the Company was affected by Ford's relocation of its production facilities, partially offset by increased sales in international markets, primarily Brazil.

For the bus and light commercial vehicle market, engine revenues in 1998 were 26 percent higher than in 1997, on a 22-percent increase in unit shipments. In January, Cummins jointly announced with DaimlerChrysler a new, fully electronic engine -- the ISB -- for the Dodge Ram pickup. The increase in 1998 was due primarily to record unit shipments to DaimlerChrysler for the Dodge Ram pickup, which were 26 percent higher than in 1997 and 37 percent higher than in 1996, and continued strong demand in bus markets.

In 1998, revenues from industrial markets were 1 percent higher than in 1997. Revenues from sales of engines decreased, while parts sales increased. Engine revenues in 1998 were 1 percent lower than in 1997 on an 8-percent increase in unit shipments. The variance between revenues and units resulted from lower heavy-duty and high-horsepower engine sales and a shift in product mix of midrange engine sales. The increased level of shipments was due to continued strong construction volumes in North America and Europe, partially offset by declines in worldwide agricultural markets. Sales of engines and parts into the marine market in 1998 were 6 percent lower than in 1997, due primarily to the economic turmoil in Asia. Sales into the mining market were 21 percent lower than the prior year. In 1998, Cummins announced an agreement with Komatsu, a joint venture partner, to develop a 3.3 liter engine targeted for the construction market, scheduled for release in the second half of 1999.

Revenues of $1.2 billion in 1998 for power generation were 2 percent higher than in 1997 and 1 percent higher than in 1996, with sales continuing to be impacted by the economic conditions in Asia and lower sales in Europe. Without the consolidation of Cummins India Limited, power generation sales would have decreased 4 percent from 1997.
Sales of the Company's generator sets continued to reflect growth in North America, which offset declines in demand for generator sets in Asia. Engine sales to generator set assemblers were down 12 percent from the prior year and sales of alternators were down 11 percent, due primarily to lower demand in Asia and the Company's change in strategy, emphasizing sales of generator sets. Sales of small generator sets for recreational vehicles and other consumer markets remained strong in North America, increasing 12 percent from 1997.

Sales of $1.1 billion in 1998 for filtration and other were 40 percent higher than in 1997 and 44 percent higher than in 1996, with Nelson, acquired in January 1998, contributing sales of $311 million. International distributor sales increased 12 percent from 1997 due to the consolidation of Cummins India Limited in the fourth quarter of 1997.

Net sales by marketing territory for each of the last three years were:

$ Millions                        1998         1997        1996
__________                       ______       ______      ______

United States                    $3,595       $3,123      $2,925
Asia/Australia                      806          898         868
Europe/CIS                          791          796         759
Mexico/Latin America                468          364         260
Canada                              459          318         313
Africa/Middle East                  147          126         132
                                 ______       ______      ______
                                 $6,266       $5,625      $5,257
                                 ______       ______       ______

In total, international markets accounted for 43 percent of the Company's revenues in 1998. Europe and the CIS, representing 13 percent of the Company's sales in 1998, were 1 percent lower than in 1997 and 4 percent higher than in 1996. Sales to Canada, representing 7 percent of sales in 1998, were 44 percent higher than in 1997 due to the acquisition of Nelson and the relocation of certain customer production facilities. Asian and Australian markets, in total, represented 13 percent of the Company's sales in 1998, as compared to 16 percent in 1997 and 17 percent in 1996. In Asia, sales to China were essentially flat compared to 1997, while revenues in Korea decreased 64 percent, Southeast Asia declined 47 percent and sales to Japan and India were 19 percent below 1997 levels, excluding the effect of Cummins India Limited consolidation.

Business in Mexico and Latin America, representing 8 percent of sales, was 29 percent higher than in 1997, but began to decline in the latter part of 1998. Sales to Latin America, including Brazil, represented 4 percent of the Company's sales in 1998 and were 28 percent higher than in 1997. Brazil individually accounted for 2 percent of sales in 1998. The recent economic events in Brazil have resulted in increased interest rates and devalued currencies in the region. Many of the Company's customers are sensitive to interest rates, which will affect sales demand. The devaluation of local currencies also could have an impact on operations, as certain of the Company's transactions are based in Brazilian currency, and could result in currency gains or losses. Sales to Mexico, representing approximately 4 percent of the Company's sales in 1998, could also potentially be affected by the economic uncertainty in Brazil. These events could reasonably be expected to have an adverse effect on the Company's business, however, the extent cannot be estimated reasonably based upon presently available information.

     Gross Margin:
     _____________

As disclosed in Note 3 to the Consolidated Financial Statements, the Company recorded special charges in 1998 of $92 million for product coverage costs and inventory write-downs. The product coverage special charges of $78 million include $43 million primarily attributable to base warranty costs and $35 million for extended warranty programs. These charges relate to a revised estimate of product coverage liability for engines manufactured in previous years. The special charges recorded in 1998 also include $14 million for inventory write-downs associated with the Company's restructuring and exit activities. These write-downs reflect amounts of inventory rendered excess or unusable due to the closing or consolidation of facilities.

The Company's gross margin percentage before the product coverage and inventory special charges was 21.4 percent in 1998, compared to 22.8 percent in 1997 and 22.5 percent in 1996. The Company's gross margin percentage declined due to a temporary increase in product coverage costs from ISB and ISC engines and higher new product costs attributable to the production ramp-up of the ISB, ISC and Signature 600 engines. This decrease was partially offset by the benefit from higher volume and pricing. The acquisition of Nelson and consolidation of Cummins India Limited added $124 million. Gross margin percentage after the special charges was 19.9 percent. Product coverage costs, excluding the special charges, were 3.3 percent of net sales in 1998, compared to 2.6 percent in 1997 and 2.7 percent in 1996.

     Operating Expenses:
     ___________________

Selling and administrative expenses were 12.5 percent of net sales in 1998, compared to 13.2 percent in 1997 and 13.8 percent in 1996. On the 11-percent sales increase in 1998, these expenses, which include volume-variable components, were up less than 6 percent in absolute dollars. Net benefits of the Company's cost reduction and restructuring actions were partially offset by increases in expenses associated with new product launches and information systems during 1998.

Research and engineering expenses were 4.1 percent of net sales in 1998, compared to 4.6 percent in 1997 and 4.8 percent in 1996. This is a result of a reduction in technical spending and certain product developments moving to the production stage.

The Company's losses from joint ventures and alliances were $30 million in 1998, compared to income of $10 million in 1997. The difference was due primarily to the consolidation of Cummins India Limited and losses at the Company's joint venture with Wartsila. Cummins Wartsila is being affected by lower sales, primarily due to decreased demand in Asia, and higher product coverage expenses.

In an effort to address the decline in the Company's business in Asia, to leverage overhead costs for all operations and to improve joint venture operating performance, the Company established a restructuring program in 1998. As a result of this program, the Company recorded a charge of $100 million for costs to reduce the worldwide workforce by approximately 1,100 people, as well as costs associated with streamlining certain majority-owned and international joint venture operations.

The charges for majority-owned operations included $38 million for severance and related costs associated with workforce reductions in the engine and power generation businesses, primarily for administrative positions. The costs of these reductions were based on amounts pursuant to benefit programs and contractual provisions or statutory requirements at the affected operations. Approximately one-half of these 1,100 employees left the Company prior to December 31, 1998. An asset impairment loss of $22 million, calculated according to the provisions of SFAS No. 121, was recorded primarily for engine manufacturing equipment to be disposed of upon the closure or consolidation of facilities or the outsource of production. The recovery value for the equipment to be disposed of was based on estimated liquidation value. The carrying value of assets held for disposal and the effect on earnings from suspending depreciation on such assets is immaterial. Facility consolidation and other costs of $17 million included lease termination and facility exit costs of $10 million, product support costs of $3 million, and litigation and other costs of $4 million. As the restructuring consists primarily of the closing or consolidation of smaller operations, the Company does not expect these actions to have a material effect on future revenues.

The charges for restructuring joint venture operations totaled $23 million, the majority of which relates to actions being taken at the Company's joint venture with Wartsila, which is part of the Company's power generation business. The charges included $11 million for employee severance and related benefits for approximately 1,200 people, $7 million for a tax asset impairment loss and $5 million for other facility and equipment-related charges.

Approximately $25 million, primarily related to employee severance, has been charged to the restructuring liabilities as of December 31, 1998. Of the total charges associated with restructuring activities, cash outlays will approximate $60 million. The program is expected to be essentially complete by the end of 1999 and yield approximately $50 million in annual savings at completion.

In 1998, the Company recorded a charge of $25 million for a civil penalty to be paid by the Company as a result of an agreement reached with the U.S. Environmental Protection Agency, the Department of Justice and the California Air Resources Board regarding diesel engine emissions. In addition to the civil penalty, the agreement provides a schedule for diesel engines to meet certain emission standards and requires manufacturers to continue to invest in environmental projects to further reduce oxides of nitrogen (NOx) emissions. The Company has developed extensive corporate action plans to comply with all aspects of the agreement. Additionally, three separate court actions have been filed as a result of allegations of the diesel emissions matter. The New York Supreme Court ruled in favor of the Company. This matter is now on appeal. A California State Court recently ruled in favor of the Company. A recent action was just filed in the U.S. District Court, the District of Columbia.

     Year 2000:
     __________

The Company continues to address the impact of the Year 2000 issue on its businesses worldwide. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. With respect to the Company, this issue affects not only computer systems but also machinery and equipment used in production that may contain embedded computer technology.

Following a review and assessment of information systems and technology used in its internal business operations and production, the Company inventoried and identified those systems and products that the Company believes may be vulnerable to Year 2000 failures and established a program to address Year 2000 issues. The Company's Year 2000 efforts are being carried out by the Company's Year 2000 Team under the leadership of the Director of Year 2000 Compliance. A Year 2000 program office has been established at each of the Company's facilities and is overseen by a Year 2000 coordinator. The Year 2000 Team maintains a reporting structure to ensure that progress is made and tracked on Year 2000 issues. In addition to internal resources, the Company has retained external resources to assist with the implementation of its Year 2000 program.

The Company's program consists of the remediation, replacement or retirement of affected systems. Remediation is the alteration of a non-compliant application to make it compliant, replacement is the substitution of a non-compliant application with a compliant upgrade or product and retirement is the discarding of non-compliant applications that have been determined to be dispensable.

The Company completed a substantial portion of its remediation efforts and testing in 1998, and expects to complete that process by the end of the second quarter of 1999.

The Year 2000 Team will remain in place through January 1, 2000, and beyond as needed. Their role is to ensure that compliance is maintained once it is attained. The Company maintains contact with its key suppliers to obtain information relating to the status of such suppliers with respect to Year 2000 issues, placing particular emphasis on determining the Year 2000 readiness of its critical suppliers.

The Company expects to incur total expenditures of approximately $45 million in connection with its Year 2000 program and remediation efforts. To date, the Company has incurred approximately $30 million in costs relating to its Year 2000 efforts.

There can be no assurances that the systems or products of third parties, which the Company relies upon, will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. This is particularly true because the Company utilizes sole suppliers for certain products. The high level of skill and expertise required to develop certain components makes it impossible to change suppliers quickly. The failure of a sole supplier may lead to a delay in production.

The Company continues to develop contingency plans in the event that its operations are disrupted on January 1, 2000. Such contingency plans include the stockpiling of certain business critical inventory, and identifying alternative suppliers where possible.

The estimated time of completion of the Company's Year 2000 program and compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the ability to locate and correct all relevant computer codes.

     Other:
     ______

Interest expense of $71 million was $45 million higher than in 1997 and $53 million higher than in 1996 due to the increased level of borrowings to support working capital on the higher sales level and to complete the acquisition of Nelson. Other income decreased $13 million in 1998 as compared to the year-ago period, primarily due to the Nelson goodwill amortization and lower royalty income.

     Provision for Income Taxes:
     ___________________________

The Company's effective income tax rate normally is below the 35% U.S. federal corporate tax rate. The lower tax rate is a result of tax benefits on export sales and tax credits on research expenses. These benefits in 1998 were more than offset by the unfavorable tax effects of nondeductible losses in foreign joint ventures and nondeductible EPA penalty and goodwill amortization. The combined effect was a 1998 income tax provision of $4 million.


CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of cash flows were:

$ Millions                                      1998      1997      1996
__________                                     ______    ______    ______

Net cash used in operating and
 investing activities                          $(481)    $(154)    $ (66)
Net cash from financing activities               471        96       110
Effect of exchange rate changes on cash          ( 1)     (  1)        4
                                               _____     _____     _____
Net change in cash                             $( 11)    $( 59)    $  48
                                               _____     _____     _____

During 1998, net cash used for operating and investing activities was $481 million. The higher level of net cash requirements in 1998 was due primarily to the acquisition of Nelson, planned capital expenditures ($271 million in 1998, compared to $405 million in 1997 and $304 million in 1996) for investments in new products and for working capital. Net working capital as a percent of sales was 12.8 percent in 1998, compared to 11.6 percent in 1997. Investments in joint ventures and alliances of $22 million reflected the net effect of capital contributions and cash generated by certain joint ventures.

Net cash provided from financing activities was $471 million in 1998. As disclosed in Note 6, the Company issued $765 million face amount of notes and debentures under a $1 billion registration statement filed with the Securities and Exchange Commission in December 1997. Net proceeds were used to finance the acquisition of Nelson and pay down other indebtedness outstanding at December 31, 1997. Based on the Company's projected cash flow from operations and existing credit facilities, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements in the foreseeable future.

     Market Risk:
     ____________

The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of derivative contracts. As clearly stated in the Company's policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculating or for trading. Transactions are entered into only with banking institutions with strong credit ratings, and thus the credit risk associated with these contracts is considered immaterial. Hedging program results and status are reported to senior management on a periodic basis.

Due to its international business presence, the Company transacts extensively in foreign currencies. As a result, corporate earnings experience some volatility related to movements in exchange rates. In order to exploit the benefits of global diversification and naturally offsetting currency positions, foreign exchange balance sheet exposures are aggregated and hedged at the corporate level through the use of foreign exchange forward contracts. The objective of the foreign exchange hedging program is to reduce earnings volatility resulting from the translation of net foreign exchange balance sheet positions. A hypothetical 10% adverse change in the foreign currency exchange rates would decrease earnings by approximately $4 million. This calculation does not reflect the impact of the gains and losses in the underlying exposures that would be offset, in part, by the results of the derivative instruments. The sensitivity analysis also ignores the impact of foreign exchange movements on Cummins' competitive position as well as the remoteness of the likelihood that all foreign currencies will move in tandem against the U.S. dollar.

The Company currently has in place an interest rate swap that effectively converts fixed-rate debt into floating-rate debt. The objective of the swap is to lower the cost of borrowed funds. A hypothetical 100 basis-point increase in the floating interest rate from the current level would correspond to a $2 million increase in interest expense over a one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to change in interest rates and the potential managerial action taken in response to these changes.

The Company is exposed to fluctuation in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers. Given the historically volatile nature of commodity prices, this exposure can significantly impact product costs. The Company uses commodity swap agreements to partially hedge exposures to changes in copper and aluminum prices. The effect of a hypothetical 10% depreciation of the underlying commodity price would be a loss of approximately $5 million. This amount excludes the offsetting impact of the price changes in commodity costs.

Forward-looking Statements
__________________________

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this Form 10-K contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which Cummins operates, management's beliefs and assumptions made by management. Words, such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Cummins undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

See Index to Financial Statements and Schedule on page 23.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
_______  ____________________________________________________

None.
                              PART III
                              ________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________  __________________________________________________

The information appearing under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 6, 1999 ("the Proxy Statement") is incorporated by reference in partial answer to this item. Except as otherwise specifically incorporated by reference, the Proxy Statement is not to be deemed filed as part of this report.

The executive officers of the Company at December 31, 1998 are set forth below. The Chairman of the Board and President are elected annually by the Board of Directors at the Board's first meeting following the Annual Meeting of the Shareholders. Other officers are appointed by the Chairman and ratified by the Board of Directors and hold office for such period as the Board of Directors or Chairman of the Board may prescribe.

                           Present Position and Business Experience
     Name          Age     During Last 5 Years
_______________    ___     _________________________________________________

Jean S. Blackwell   44     Vice President - Human Resources (1997 to
                           present), Vice President - General Counsel (1997)

Pamela F. Carter    49     Vice President - General Counsel and Secretary
                           (1997 to present)

C. Roberto Cordaro  48     Executive Vice President, Group President -
                           Automotive (1996 to present), Group Vice
                           President - Marketing (1990 to 1996)

John K. Edwards     54     Executive Vice President, Group President - Power
                           Generation and International (1996 to present), Vice President - International (1989 to 1996)

Mark R. Gerstle     43     Vice President - Cummins Business Services
                           (1998 to present), Vice President and Chief
                           Administrative Officer and Secretary (1997 to
                           1998), Vice President - Law and Corporate
                           Affairs and Secretary (1997), Vice President -
                           General Counsel and Secretary (1995 to 1997),
                           Assistant General Counsel (1991 to 1995)

James A. Henderson  64     Chairman and Chief Executive Officer (1995 to
                           present), President & Chief Executive Officer
                           (1994 to 1995), President and Chief Operating
                           Officer (1977-1994)

M. David Jones      51     Vice President - Filtration Group and President,
                           Fleetguard, Inc. (1996 to present), Vice
                           President - Aftermarket Group (1989 to 1996)

F. Joseph Loughrey  49     Executive Vice President, Group President -
                           Industrial and Chief Technical Officer (1996 to
                           present), Group Vice President - Worldwide
                           Operations & Technology (1995 to 1996), Group
                           Vice President - Worldwide Operations (1990 to
                           1995)

Rick J. Mills       51     Vice President - Corporate Controller (1996
                           to present), Vice President Pacific Rim and
                           Latin America - Fleetguard, Inc. (1993 to 1996)

Kiran M. Patel      50     Vice President and Chief Financial Officer
                           (1996 to present), President - Fleetguard, Inc.
                           (1993 to 1996)

Theodore M. Solso   51     President and Chief Operating Officer (1995 to
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

                                PART IV
                                _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
________  _______________________________________________________________

Documents filed as a part of this report:

     1. See Index to Financial Statements and Schedule on page 23 for a list of the financial statements filed as a part of this report.

     2. See Exhibit Index on page 44 for a list of the exhibits filed or incorporated herein as a part of this report.

No reports on Form 8-K were filed during the fourth quarter of 1998.

                INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
                __________________________________________


                                                               Page
                                                               ____

Responsibility for Financial Statements                         24
Report of the Independent Public Accountants                    24
Consolidated Statement of Earnings                              25
Consolidated Statement of Financial Position                    26
Consolidated Statement of Cash Flows                            27
Consolidated Statement of Shareholders' Investment              28
Notes to Consolidated Financial Statements                      29
Quarterly Financial Data                                        40
Valuation and Qualifying Accounts                               41

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


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ________________________________________



To the Shareholders and Board of Directors of Cummins Engine Company,
Inc.:

We have audited the accompanying consolidated statement of financial position of Cummins Engine Company, Inc., (an Indiana corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, cash flows and shareholders' investment for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cummins Engine Company, Inc., and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                               Arthur Andersen LLP
Chicago, Illinois,
January 26, 1999.

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                    __________________________________



Millions, except per share amounts           1998       1997       1996
__________________________________          ______     ______     ______

Net sales                                   $6,266     $5,625     $5,257
Cost of goods sold                           4,925      4,345      4,072
Special charges                                 92          -          -
                                            ______     ______     ______
Gross profit                                 1,249      1,280      1,185
Selling & administrative expenses              787        744        725
Research & engineering expenses                255        260        252
Net expense (income) from joint
 ventures and alliances                         30        (10)         -
Interest expense                                71         26         18
Other income, net                              (13)       (26)       (24)
Restructuring and other
 non-recurring charges                         125          -          -
                                             _____      _____      _____
Earnings (loss) before income taxes             (6)       286        214
Provision for income taxes                       4         74         54
Minority interest                               11          -          -
                                             _____      _____      _____
Net earnings (loss)                          $ (21)     $ 212      $ 160
                                             _____      _____      _____

Basic earnings (loss) per share              $(.55)     $5.55      $4.02
Diluted earnings (loss) per share             (.55)      5.48       4.01


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________



Millions, except per share amounts                     December 31,
__________________________________                   1998        1997
                                                    ______      ______
Assets
Current assets:
 Cash and cash equivalents                          $   38      $   49
 Receivables                                           833         771
 Inventories                                           731         677
 Other current assets                                  274         213
                                                     _____       _____
                                                     1,876       1,710
                                                     _____       _____
Investments and other assets:
 Investments in joint ventures and alliances           136         204
 Other assets                                          144         142
                                                     _____       _____
                                                       280         346
                                                     _____       _____
Property, plant and equipment:
 Land and buildings                                    590         495
 Machinery, equipment and fixtures                   2,320       2,079
 Construction in process                               185         392
                                                     _____       _____
                                                     3,095       2,966
 Less accumulated depreciation                       1,424       1,434
                                                     _____       _____
                                                     1,671       1,532
                                                     _____       _____

Goodwill, net of amortization of $17 and $5            384          12
                                                     _____       _____
Other intangibles, deferred taxes and
 deferred charges                                      331         165
                                                    ______      ______
Total assets                                        $4,542      $3,765
                                                    ______      ______

Liabilities and shareholders' investment
Current liabilities:
 Loans payable                                      $   64      $   90
 Current maturities of long-term debt                   26          42
 Accounts payable                                      340         386
 Accrued salaries and wages                             99          87
 Accrued product coverage & marketing expenses         209         120
 Income taxes payable                                   13          18
 Other accrued expenses                                320         312
                                                     _____       _____
                                                     1,071       1,055
                                                     _____       _____
Long-term debt                                       1,137         522
                                                     _____       _____
Other liabilities                                    1,000         713
                                                     _____       _____
Minority interest                                       62          53
                                                     _____       _____

Shareholders' investment:
 Common stock, $2.50 par value, 48.1
  shares issued                                        120         120
 Additional contributed capital                      1,121       1,119
 Retained earnings                                     648         715
 Accumulated other comprehensive income               (167)       ( 70)
 Common stock in treasury,at cost,6.1 & 6.0 shares    (240)       (245)
 Common stock held in trust for employee benefit
  plans, 3.6 and 3.7 shares                           (172)       (175)
 Unearned compensation                                ( 38)       ( 42)
                                                     _____       _____
                                                     1,272       1,422
                                                     _____       _____

Total liabilities & shareholders' investment        $4,542      $3,765
                                                    ______      ______


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ____________________________________



Millions                                          1998       1997       1996
________                                         ______     ______     ______

Cash flows from operating activities:
 Net earnings (loss)                             $ (21)     $ 212      $ 160
                                                 _____      _____      _____
 Adjustments to reconcile net earnings (loss)
  to net cash from operating activities:
  Depreciation and amortization                    199        158        149
  Restructuring actions                            110       ( 24)      ( 42)
  Equity in (earnings) losses of joint
   ventures and alliances                           38       (  1)        11
  Receivables                                      (10)      ( 80)      ( 56)
  Inventories                                      (26)      ( 65)      ( 62)
  Accounts payable and accrued expenses             56       ( 18)        28
  Deferred income taxes                            (65)        22         17
  Other                                            (10)      (  4)      ( 12)
                                                  ____       ____       ____
  Total adjustments                                292       ( 12)        33
                                                  ____       ____       ____
                                                   271        200        193
                                                  ____       ____       ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                       (271)      (405)      (304)
  Disposals                                          7         21         26
 Investments in joint ventures and alliances      ( 22)      ( 47)      (  5)
 Acquisitions and dispositions of business
  activities                                      (468)        76         10
 Other                                               2          1         14
                                                  ____       ____       ____
                                                  (752)      (354)      (259)
                                                  ____       ____       ____
Net cash used in operating and
 investing activities                             (481)      (154)      ( 66)
                                                  ____       ____       ____
Cash flows from financing activities:
 Proceeds from borrowings                          711        281        200
 Payments on borrowings                           (161)      ( 50)      ( 47)
 Net (payments) borrowings under credit
  agreements                                      ( 30)      ( 12)        32
 Repurchases of common stock                      ( 14)      ( 75)      ( 34)
 Dividend payments                                ( 46)      ( 45)      ( 40)
 Other                                              11       (  3)      (  1)
                                                  ____       ____       ____
                                                   471         96        110
                                                  ____       ____       ____

Effect of exchange rate changes on cash           (  1)      (  1)         4
                                                  ____       ____       ____
Net change in cash and cash equivalents           ( 11)      ( 59)        48
Cash & cash equivalents at beginning of year        49        108         60
                                                  ____       ____       ____
Cash & cash equivalents at end of year            $ 38       $ 49       $108
                                                  ____       ____       ____
Cash payments during the year for:
 Interest                                         $ 56       $ 21       $ 16
 Income taxes                                       73         42         40


The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
           __________________________________________________



Millions, except per share amounts         1998         1997        1996
__________________________________      ___________  __________  __________

Common stock:
 Balance at beginning of year           $  120       $ 110        $ 110
 Issued to trust for employee
  benefit plans                              -           9            -
 Other                                       -           1            -
                                         _____       _____         ____
 Balance at end of year                    120         120          110
                                         _____       _____         ____
Additional contributed capital:
 Balance at beginning of year            1,119         929          926
 Issued to trust for employee
  benefit plans                              -         171            -
 Other                                       2          19            3
                                         _____       _____        _____
 Balance at end of year                  1,121       1,119          929
                                         _____       _____        _____
Retained earnings:
 Balance at beginning of year              715         548          428
 Net earnings (loss)                       (21) $(21)  212   $212   160  $160
                                                 ___         ____         ___
 Cash dividends                            (46)       ( 45)         (40)
                                          ____        ____         ____
 Balance at end of year                    648         715          548
                                          ____        ____         ____

Accumulated other comprehensive income:
 Balance at beginning of year              (70)        (60)         (95)
 Foreign currency translation
  adjustments                                    (43)         (21)         26
 Minimum pension liability
  adjustments                                    (54)          12           9
 Unrealized losses on securities                   -          ( 1)          -
                                                 ___          ___         ___
 Other comprehensive income                (97)  (97)  (10)   (10)   35    35
                                           ___   ___   ___    ___    __   ___
 Comprehensive income                          $(118)        $202        $195
                                                ____          ___         ___
 Balance at end of year                   (167)        (70)         (60)
                                          ____         ___          ___



Common stock in treasury:
 Balance at beginning of year             (245)       (169)        (135)
 Repurchased                              ( 14)       ( 76)         (34)
 Issued                                     19           -            -
                                         _____       _____        _____
 Balance at end of year                   (240)       (245)        (169)
                                         _____       _____        _____
 Common stock held in trust for
  employee benefit plans:
  Balance at beginning of year            (175)          -            -
  Issued                                     -        (180)           -
  Shares allocated to benefit plans          3           5            -
                                         _____       _____       ______
  Balance at end of year                  (172)       (175)           -
                                         _____       _____       ______

Unearned compensation:
 Balance at beginning of year             ( 42)       ( 46)         (51)
 Shares allocated to participants            4           4            5
                                        ______      ______       ______
 Balance at end of year                   ( 38)       ( 42)         (46)
                                        ______      ______       ______

Shareholders' investment                $1,272      $1,422       $1,312
                                        ______      ______       ______

Shares of stock
Common stock, $2.50 par value,
 150.0 shares authorized
 Balance at beginning of year             48.1        43.9         43.9
 Shares issued                               -         4.2            -
                                          ____        ____         ____
 Balance at end of year                   48.1        48.1         43.9
                                          ____        ____         ____
Common stock in treasury
 Balance at beginning of year              6.0         4.5          3.7
 Shares repurchased                         .4         1.5           .8
 Shares issued                             (.3)          -            -
                                           ___         ___          ___
 Balance at end of year                    6.1         6.0          4.5
                                           ___         ___          ___
Common stock held in trust for
 employee benefit plans
 Balance at beginning of year              3.7           -            -
 Shares issued                               -         3.8            -
 Shares allocated to benefit plans         (.1)       ( .1)           -
                                           ___        ____          ___
 Balance at end of year                    3.6         3.7            -
                                           ___        ____         ____



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

Derivative Instruments: The Company makes use of derivative instruments in its foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are commodity and interest rate swaps, as well as foreign currency forward contracts. These contracts are used strictly for hedging, and not for speculative purposes. Refer to Note 8 for more information on derivative financial instruments.

The Company enters into commodity swaps to offset the Company's exposure to price volatility for certain raw materials used in the manufacturing process. As the Company has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. These commodity swaps are accounted for as hedges.

Other Costs: Estimated costs of commitments for product coverage programs are charged to earnings at the time the Company sells its products.

Research & development expenditures, net of contract reimbursements, are expensed when incurred and were $228 million in 1998, $250 million in 1997 and $235 million in 1996.

Maintenance and repair costs are charged to earnings as incurred.

Cash Equivalents: Cash equivalent include all highly liquid investments with an original maturity of three months or less at time of purchase.

Inventories: Inventories are generally stated at cost or net realizable value. Approximately 25 percent of domestic inventories (primarily heavy-duty and high-horsepower engines and engine parts) are valued using the last-in, first-out (LIFO) cost method.
Inventories at December 31 were as follows:

$ Millions                                1998        1997
__________                                ____        ____
Finished products                         $400        $351
Work-in-process and raw materials          387         388
                                          ____        ____
Inventories at FIFO cost                   787         739
Excess of FIFO over LIFO                   (56)        (62)
                                          ____        ____
                                          $731        $677
                                          ____        ____

Property, Plant and Equipment: Property, plant and equipment are stated at cost. A modified units-of-production method, which is based upon units produced subject to a minimum level, is used to depreciate substantially all engine production equipment. The straight-line depreciation method is used for all other equipment. The estimated depreciable lives range from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures.


Software: Internal and external software costs (excluding research, reengineering and training) are capitalized and amortized generally over 5 years. Effective January 1, 1998, the Company adopted SOP 98-1 on accounting for internal use software costs. Internal software costs capitalized in 1998 in accordance with this new rule were $9 million. Capitalized software, net of amortization, was $75 million at December 31, 1998 and $32 million at December 31, 1997.

Earnings Per Share: Effective January 1, 1997, the Company adopted SFAS No. 128, a new accounting rule on calculating earnings per share. Under the new rule, basic earnings per share of common stock are computed by dividing net earnings by the weighted-average number of shares outstanding for the period. Diluted earnings per share are computed by dividing net earnings by the weighted-average number of shares, assuming the exercise of stock options when the effect of their exercise is dilutive. Shares of stock held by the employee benefits trust are not included in outstanding shares for EPS until distributed from the trust. Years prior to 1997 have been restated to reflect this new rule.

                       Net           Weighted
Millions, except     Earnings        Average
per share amounts     (Loss)          Shares       Per share
_________________    ________        ________      _________

1998
____
Basic                 $(21)            38.5         $(.55)
Options                  -                -         _____
                      ____             ____
Diluted               $(21)            38.5         $(.55)
                      ____             ____         _____

1997
____
Basic                 $212             38.2         $5.55
Options                  -               .5         _____
                      ____             ____
Diluted               $212             38.7         $5.48
                      ____             ____         _____

1996
____
Basic                 $160             39.8         $4.02
Options                  -               .1         _____
                      ____             ____
Diluted               $160             39.9         $4.01
                      ____             ____         _____


NOTE 2. ACQUISITION: In January 1998, the Company completed the acquisition of the stock of Nelson Industries, Inc., for $453 million. Nelson, a filtration and exhaust systems manufacturer, was consolidated from the date of its acquisition. On a pro forma basis, if the Company had acquired Nelson on January 1, 1997, consolidated net sales for 1997 would have been $5.9 billion and consolidated earnings would not have been materially different. In accordance with APB Opinion No. 16, Nelson's net assets were recorded at fair value at the date of acquisition. The purchase price in excess of net assets will be amortized over 40 years.

NOTE 3. SPECIAL CHARGES: In 1998, the Company recorded special charges of $92 million for product coverage costs and inventory write-downs. The product coverage special charges of $78 million included $43 million primarily attributable to the recent experience of higher-than-anticipated base warranty costs to repair certain automotive engines manufactured in previous years, and $35 million related to a revised estimate of product coverage cost liability primarily for extended warranty programs. The Company believed it was necessary to make these special charges to accrue for such product coverage costs expected to be incurred in the future on these engines currently in the field. The special charges also included $14 million for inventory write-downs associated with the Company's restructuring and exit activities. These write-downs relate to amounts of inventory rendered excess or unusable due to the closing or consolidation of facilities. The Company has committed to these facility closures and consolidations as part of a plan to reduce costs and improve operating performance.

NOTE 4. RESTRUCTURING AND OTHER NON-RECURRING CHARGES: In 1998, the Company recorded charges of $125 million, comprised of $100 million for costs to reduce the worldwide workforce, as well as costs associated with streamlining certain majority-owned and international joint venture operations and $25 million for a civil penalty to be paid by the Company as a result of an agreement reached with the U.S. Environmental Protection Agency (EPA), the Department of Justice (DOJ) and the California Air Resources Board (CARB) regarding diesel engine emissions.

The major components of these charges are as follows:

$ Millions
__________

Restructuring of majority-owned operations:
     Workforce reductions                         $ 38
     Asset impairment loss                          22
     Facility consolidations and other              17
                                                   ___
                                                    77
                                                   ___
Restructuring of joint venture operations:
     Workforce reductions                           11
     Tax asset impairment loss                       7
     Facility and equipment-related costs            5
                                                   ___
                                                    23
                                                   ___
EPA penalty                                         25
                                                   ___
Total                                             $125
                                                   ___

The restructuring program was undertaken to address the decline in the Company's business in Asia, to leverage overhead costs for all operations and to improve joint venture operating performance.

The charges for majority-owned operations include $38 million for severance and related costs associated with workforce reductions of approximately 1,100 people. These reductions are in the engine and power generation businesses and are primarily for administrative positions. Costs for workforce reductions were based on amounts pursuant to benefit programs and contractual provisions or statutory requirements at the affected operations. Approximately one-half of these employees left the Company prior to December 31, 1998.

The asset impairment loss, calculated according to the provisions of SFAS 121, was recorded primarily for engine manufacturing equipment to be disposed of upon the closure or consolidation of facilities or the outsource of production. The recovery value for the equipment to be disposed of was based on estimated liquidation value. The carrying value of assets held for disposal and the effect on earnings from suspending depreciation on such assets is immaterial.

Facility consolidation and other costs of $17 million include lease termination and facility exit costs of $10 million, product support costs of $3 million and litigation and other costs of $4 million. As the restructuring consists primarily of the closing or consolidation of smaller operations, the Company does not expect these actions to have a material effect on future revenues.

The charges for restructuring joint venture operations totaled $23 million, the majority of which relates to actions being taken at the Company's joint venture with Wartsila, which is part of the Company's power generation business. The charges include $11 million for employee severance and related benefits for approximately 1,200 people, $7 million for a tax asset impairment loss and $5 million for other facility and equipment-related charges.

Approximately $25 million, primarily related to employee severance, has been charged to the restructuring liabilities as of December 31, 1998. Of the total charges associated with restructuring activities, cash outlays will approximate $60 million. The program is expected to be essentially complete by the end of 1999 and yield approximately $50 million in annual savings at completion.

In addition to the civil penalty, the agreement with the EPA/DOJ/CARB provides a schedule for diesel engines to meet certain emission standards and requires manufacturers to continue to invest in environmental projects to further reduce oxides of nitrogen (NOx) emissions. The Company has developed extensive corporate action plans to comply with all aspects of the agreement. Additionally, three separate court actions have been filed as a result of allegations of the diesel emissions matter. The New York Supreme Court ruled in favor of the Company. This matter is now on appeal. A California State Court recently ruled in favor of the Company. A recent action was just filed in the U.S. District Court, the District of Columbia.

NOTE 5. INVESTMENTS IN JOINT VENTURES AND ALLIANCES: Investments in joint ventures and alliances at December 31 were as follows:

$ Millions                                1998         1997
__________                                ____         ____
Consolidated Diesel                       $ 39         $ 32
Tata Cummins                                22           16
Komatsu alliances                           17           10
Chongqing Cummins                           15           16
Behr America, Inc.                          14           14
Dong Feng                                    8            7
Cummins Wartsila                            (6)          88
Other                                       27           21
                                          ____         ____
                                          $136         $204
                                          ____         ____

Net sales of the joint ventures and alliances were $1.2 billion in 1998 and $1.3 billion in 1997 and 1996. Summary balance sheet information for the joint ventures and alliances was as follows:

                                                December 31,
$ Millions                                    1998        1997
__________                                    ____        ____
Current assets                                $527        $447
Noncurrent assets                              613         533
Current liabilities                           (406)       (258)
Noncurrent liabilities                        (455)       (305)
                                              ____        ____
Net assets                                    $279        $417
                                              ____        ____
Cummins' share                                $136        $204
                                              ____        ____

The Company has guaranteed $79 million in outstanding debt of the Cummins Wartsila joint venture as of December 31, 1998.

In connection with various joint venture agreements, Cummins is required to purchase products from the joint ventures in amounts to provide for the recovery of specified costs of the ventures. Under the agreement with Consolidated Diesel, Cummins' purchases were $535 million in 1998 and $538 million in 1997.

NOTE 6.  LONG-TERM DEBT:  Long-term debt at December 31 was:

$ Millions                                         1998       1997
__________                                         ____       ____
7.125% debentures due 2028                         $249       $  -
6.45% notes due 2005                                224          -
Commercial paper                                    142        242
5.65% debentures due 2098, net
 of unamortized discount of $40
(effective interest rate 7.48%)                     125          -
6.25% notes due 2003                                125          -
6.75% debentures due 2027                           120        120
8.2% notes through 2003                              79         96
Guaranteed notes of ESOP Trust due 2010              63         65
10.35%-10.65% medium-term notes through 1998          -         14
Other                                                36         27
                                                  _____       ____
Total                                             1,163        564
Current maturities                                  (26)       (42)
                                                 ______       ____
Long-term debt                                   $1,137       $522
                                                 ______       ____

Maturities of long-term debt for the five years subsequent to December 31, 1998 are $26 million, $26 million, $25 million, $27 million and $141 million. At both December 31, 1998 and 1997, the weighted-average interest rate on loans payable and current maturities of long-term debt approximated 7 percent.

The Company maintains a $500 million revolving credit agreement, maturing in 2003, under which there were no outstanding borrowings at December 31, 1998 or 1997. The revolving credit agreement supports the Company's commercial paper borrowings. In February 1998, the Company issued $765 million face amount of notes and debentures under a $1 billion Registration Statement filed with the Securities and Exchange Commission in 1997. Net proceeds were used to finance the acquisition of Nelson and pay down other indebtedness outstanding at December 31, 1997. The Company also has other domestic and international credit lines with approximately $193 million available at December 31, 1998.

In 1997, the Company issued $120 million of 6.75 percent debentures that mature in 2027. Holders have a one-time option in 2007 to redeem the debentures and Cummins has a recall right after ten years.

The Company has guaranteed the outstanding borrowings of its ESOP Trust. The notes were refinanced in July 1998. Cash contributions to the Trust, together with the dividends accumulated on the common stock held by the Trust, are used to pay interest and principal. Cash contributions and dividends to the Trust approximated $10 million in each year. The unearned compensation, which is reflected as a reduction to shareholders' investment, represents the historical cost of the shares of common stock that have not yet been allocated by the Trust to participants.

NOTE 7. OTHER LIABILITIES: Other liabilities at December 31 included the following:

$ Millions                                          1998       1997
__________                                          ____       ____
Accrued retirement & post-employment benefits       $720       $487
Accrued product coverage & marketing expenses        156        111
Accrued compensation                                  38         34
Deferred income taxes                                 17         25
Other                                                 69         56
                                                  ______       ____
                                                  $1,000       $713
                                                  ______       ____

NOTE 8. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT: The Company is exposed to financial risk resulting from volatility in foreign exchange rates and interest rates. This risk is closely monitored and managed through the use of financial derivative contracts. As clearly stated in the Company's policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculating or trading. Transactions are entered into only with banking institutions with strong credit ratings, and thus the credit risk associated with these contracts is considered immaterial. Hedging program results and status are reported to senior management on a periodic basis.

Foreign Exchange Rates
Due to its international business presence, the Company uses foreign exchange forward contracts to manage its exposure to exchange rate volatility. Foreign exchange balance sheet exposures are aggregated and hedged at the corporate level. Maturities on these instruments generally fall within the one-month and six-month range. The objective of the hedging program is to reduce earnings volatility resulting from the translation of net foreign exchange balance sheet positions. The total notional amount of these forward contracts outstanding at December 31, 1998, and December 31, 1997, were $174 million and $257 million, respectively.

Interest Rates
The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps. Currently the Company has in place one interest rate swap that effectively converts fixed-rate debt into floating-rate debt. The objective of this swap is to lower the cost of borrowed funds. The contract was established during October 1998 with a notional value of $225 million. There were no interest rate swap contracts outstanding at December 31, 1997.

Fair Value of Financial Instruments
Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total debt, including current maturities, at December 31, 1998, approximated $1,214 million. The carrying value at that date was $1,227 million. At December 31, 1997, the fair and carrying values of total debt, including current maturities, were $664 and $654 million, respectively. The carrying values of all other receivables and liabilities approximated fair values.

NOTE 9.  INCOME TAXES:  The provision for income taxes was as follows:

$ Millions                                 1998     1997      1996
_____________                              ____     ____      ____
Current:
 U.S. Federal and state                    $16      $16       $22
 Foreign                                    41       32        15
                                            __       __        __
                                            57       48        37
                                            __       __        __
Deferred:
 U.S. Federal and state                    (34)      26         -
 Foreign                                   (19)       -        17
                                            __       __        __
                                           (53)      26        17
                                           ___      ___        __
                                           $ 4      $74       $54
                                           ___      ___       ___

The Company expects to realize all of its tax assets, including the use of all carryforwards, before any expiration.

Significant components of net deferred tax assets related to the following tax effects of differences between financial and tax reporting at December 31:

$ Millions                                              1998       1997
__________                                              ____       ____

Employee benefit plans                                  $300       $266
Product coverage & marketing expenses                    106         64
Restructuring charges                                     14          9
US plant & equipment                                    (176)      (139)
Net foreign taxable differences, primarily plant
 and equipment                                             6       ( 23)
US Federal carryforward benefits:
 General business tax credits, expiring 2009 to 2013      43         31
 Minimum tax credits, no expiration                       12         10
Other net differences                                     12         13
                                                        ____       ____
                                                        $317       $231
                                                        ____       ____
Balance Sheet Classification
____________________________
Current assets                                          $203       $129
Noncurrent assets                                        131        127
Noncurrent liabilities                                   (17)       (25)
                                                        ____       ____
                                                        $317       $231
                                                        ____       ____

Earnings before income taxes and differences between the effective tax rate and US Federal income tax rates were:

$ Millions                                      1998      1997      1996
__________                                      ____      ____      ____
Earnings (loss) before income taxes:
  US                                            $(21)     $205      $134
  Foreign                                         15        81        80
                                                ____      ____      ____
                                                $( 6)     $286      $214
                                                ____      ____      ____

Tax at 35 percent US statutory rate             $( 2)     $100      $ 75
Nondeductible EPA penalty                          9         -         -
Nondeductible goodwill amortization                3         -         -
Research tax credits                             (10)      (11)      ( 6)
Foreign sales corporation benefits               ( 9)      (11)      (11)
Differences in rates and taxability of
 foreign subsidiaries                             15       ( 3)        -
All other, net                                   ( 2)      ( 1)      ( 4)
                                                ____      ____      ____
                                                $  4      $ 74      $(54)
                                                ____      ____      ____


NOTE 10. RETIREMENT PLANS: The Company has various contributory and noncontributory pension plans covering substantially all employees. Cummins common stock represented 9 percent of pension plan assets at December 31, 1998.

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

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $1,296 million, $1,251 million, and $999 million, respectively as of December 31, 1998, and $418 million, $381 million, and $339 million, respectively, as of December 31, 1997. The assumed long-term rate of compensation increase for salaried plans was 4.25% in 1998 and 5.00% in 1997. Other significant assumptions for the Company's principal plans were:

                                               Pension           Other
                                               Benefits         Benefits
                                             1998    1997     1998    1997
                                             ____    ____     ____    ____

Weighted-average discount rate                6.5%    7.5%    6.5%    7.5%
Long-term rate of return on plan assets      10.0%   10.0%

For measurement purposes a 7% annual increase in health care costs was assumed for 1999, decreasing gradually to 4.25% in ten years and remaining constant thereafter.

Increasing the health care cost trend rate by one percent would increase the obligation by $42 million and annual expense by $3 million. Decreasing the health care cost trend rate by one percent would decrease the obligation by $38 million and annual expense by $3 million.

The Company's net periodic benefit cost under these plans was as follows:

                                  Pension Benefits         Other Benefits
$ Millions                      1998    1997    1996    1998    1997    1996
____________                    ____    ____    ____    ____    ____    ____
Service cost                    $ 47    $ 41    $ 45    $  8    $  8    $  9
Interest cost                    123     115     104      40      41      36
Expected return on plan
 assets                         (153)   (134)   (116)      -       -       -
Amortization of transition
 asset                          (  4)   (  9)   (  9)      -       -       -
Other                             12      13      16       4       9      10
                                ____    ____    ____    ____    ____    ____
                                $ 25    $ 26    $ 40    $ 52    $ 58    $ 55
                                ____    ____    ____    ____    ____    ____


                                          Pension Benefits    Other Benefits
$ Millions                                 1998     1997      1998     1997
__________                                ______   ______    ______   ______
Change in benefit obligation:
Benefit obligation at beginning of year   $1,693   $1,491    $  596   $  545
Service cost                                  47       41         8        8
Interest cost                                123      115        44       41
Plan participants' contributions               7        6         1        1
Amendments                                     2        4         -        -
Experience (gain) loss                       161      128        20       26
Benefits paid                               (123)    ( 96)     ( 29)    ( 25)
Other                                       (  3)       4         -        -
                                           _____    _____     _____    _____
Benefit obligation at end of year         $1,907   $1,693    $  640   $  596
                                           _____    _____     _____    _____
Change in plan assets:
Fair value of plan assets at
 beginning of year                        $1,905   $1,555    $    -   $    -
Actual return on plan assets                (129)     414         -        -
Employer contribution                         34       23        28       24
Plan participants' contributions               7        6         1        1
Benefits paid                               (123)    ( 96)     ( 29)    ( 25)
Other                                       (  2)       3         -        -
                                           _____    _____     _____    _____
Fair value of plan assets at end of
 year                                     $1,692   $1,905    $    -   $    -
                                           _____    _____     _____    _____

Funded status                             $ (215)  $  212    $ (640)  $ (596)
Unrecognized:
 Experience (gain) loss (a)                  172     (269)       80       62
 Prior service cost (b)                       55       63      ( 11)    ( 12)
 Transition asset (c)                       (  7)    ( 11)        -        -
                                           _____    _____     _____    _____
Net amount recognized                     $    5   $ (  5)   $ (571)  $ (546)
                                           _____    _____     _____    _____

Amounts recognized in the statement
 of financial position:
Prepaid benefit cost                      $   50   $    9    $    -   $    -
Accrued benefit liability                   (232)    ( 14)     (571)    (546)
Intangible asset                             104        -         -        -
Accumulated other comprehensive income        83        -         -        -
                                           _____    _____     _____    _____
Net amount recognized                     $    5   $ (  5)   $ (571)  $ (546)
                                           _____    _____     _____    _____


(a) The net deferred gain (loss) resulting from investments, other experience and changes in assumptions.
(b) The prior service effect of plan amendments deferred for recognition over remaining service.
(c) The balance of the initial difference between assets and obligations deferred for recognition over a 15-year period.

NOTE 11. COMMON STOCK: The Company increased its quarterly common stock dividend from 25 cents per share to 27.5 cents, effective with the dividend payment in June 1997.

In 1998, the Company repurchased 0.4 million shares on the open market at an aggregate purchase price of $14 million. In 1997, the Company repurchased 1.3 million shares from Ford Motor Company and another 0.2 million shares on the open market at an aggregate purchase price of $75 million. The Company repurchased 0.8 million shares on the open market at an aggregate purchase price of $34 million in 1996. All of the acquired shares are held as common stock in treasury.

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

NOTE 13. EMPLOYEE STOCK PLANS: Under the Company's stock incentive and option plans, officers and other eligible employees may be awarded stock options, stock appreciation rights and restricted stock. Under the provisions of the stock incentive plan, up to one percent of the Company's outstanding shares of common stock at the end of the preceding year is available for issuance under the plan each year. At December 31, 1998, there were no shares of common stock available for grant and 1,234,875 options exercisable under the plans.

The Company accounts for stock options in accordance with APB Opinion No. 25 and related interpretations. No compensation expense has been recognized for stock options since the options have exercise prices equal to the market price of the Company's common stock at the date of grant.

                                   Number of    Weighted-average
Options                             Shares       exercise price
________                           _________    ________________

December 31, 1995                  1,183,275         $38.45
 Granted                             394,150          40.13
 Exercised                           (47,475)         32.43
 Cancelled                           (19,800)         41.00
                                   _________

December 31, 1996                  1,510,150          38.88
 Granted                             766,500          60.61
 Exercised                          (294,025)         35.85
 Cancelled                          ( 61,775)         42.66
                                   _________

December 31, 1997                  1,920,850          46.08
 Granted                             703,660          45.34
 Exercised                           (54,075)         36.36
 Cancelled                           (27,425)         53.80
                                   _________

December 31, 1998                  2,543,010          48.08
                                   _________

Options outstanding at December 31, 1998, have exercise prices between $15.94 and $79.81 and a weighted-average remaining life of 8 years. The weighted-average fair value of options granted was $18.61 per share in 1998 and $14.94 per share in 1997. The fair value of each option was estimated on the date of grant using a risk-free interest rate of 5.6 percent in 1998 and 6.4 percent in 1997, current annual dividends, expected lives of 10 years and expected volatility of 34 percent. A fair-value method of accounting for awards subsequent to January 1, 1996, would have had no material effect on results of operations.

NOTE 14. COMPREHENSIVE INCOME: Effective January 1, 1998, the Company adopted SFAS No. 130, a new accounting rule which requires companies to report comprehensive income. Comprehensive income includes net income and all other nonowner changes in equity during a period.

The tax effect on other comprehensive income is as follows:
                                                                      Total
                           Foreign                       Minimum      Other
                           Currency      Unrealized      Pension      Compre-
                          Translation    Losses on      Liability     hensive
                          Adjustments    Securities    Adjustments    Income
                          ___________    __________    ___________    ______
1998
____
Pre-tax amount               $(44)          $(1)          $(83)       $(128)
Tax (expense) benefit           1             1             29           31
                             ____           ___           ____        _____
Net amount                   $(43)          $ -           $(54)       $( 97)
                             ____           ___           ____        _____
1997
____
Pre-tax amount               $(21)          $(1)          $ 12        $( 10)
Tax (expense) benefit           -             -              -            -
                             ____           ___           ____        _____
Net amount                   $(21)          $(1)          $ 12        $( 10)
                             ____           ___           ____        _____
1996
____
Pre-tax amount               $ 26           $ -           $  9        $  35
Tax (expense) benefit           -             -              -            -
                             ____           ___           ____        _____
Net amount                   $ 26           $ -           $  9        $  35
                             ____           ___           ____        _____

The components of accumulated other comprehensive income are as follows:

                                                                      Accumu-
                                                                      lated
                           Foreign                       Minimum      Other
                           Currency      Unrealized      Pension      Compre-
                          Translation    Losses on      Liability     hensive
                          Adjustments    Securities    Adjustments    Income
                          ___________    __________    ___________    ______

Balance at 12/31/95         $( 73)          $ -           $(22)       $( 95)
Change in 1996                 26             -              9           35
                            _____           ___           ____        _____
Balance at 12/31/96          ( 47)            -            (13)        ( 60)
Change in 1997               ( 21)           (1)            12         ( 10)
                            _____           ___           ____        _____
Balance at 12/31/97          ( 68)           (1)           ( 1)        ( 70)
Change in 1998               ( 43)            -            (54)        ( 97)
                            _____           ___           ____        _____
Balance at 12/31/98         $(111)          $(1)          $(55)       $(167)
                            _____           ___           ____        _____


NOTE 15. SEGMENTS OF THE BUSINESS: Effective for 1998 annual reporting, the Company adopted SFAS No. 131 on segment reporting. Under the provisions of the new standard, Cummins has three reportable segments: Engine, Power Generation, and Filtration and Other. The engine segment produces engines and parts for sale to customers in automotive and industrial markets. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, rail and military. The power generation segment is the Company's power systems supplier, selling engines, generator sets and alternators. The filtration and other segment includes sales of filtration products and exhaust systems, turbochargers and company-owned distributors.

The Company's reportable segments are organized according to products and the markets they each serve. This business structure was designed to focus efforts on providing enhanced service to a wide range of customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates performance based on earnings before interest and income taxes and on net assets, and, therefore, no allocation of debt-related items and income taxes is made to the individual segments.

Operating segment information is as follows:

                                            Power      Filtration
1998                             Engine   Generation   and Other     Total
____                             ______   __________   ___________   ______

Net sales                        $3,982     $1,230       $1,054      $6,266
Depreciation & amortization         120         40           39         199
Income (expense) from joint
 ventures and alliances             ( 4)       (25)         ( 1)        (30)
Earnings before interest,
 income taxes and special
 charges                            136         25          121         282
Special charges                     165         50            2         217
Earnings (loss) before
 interest & income taxes            (29)       (25)         119          65
Net assets                          946        511          803       2,260
Investment in joint
 ventures and alliances             132          3            1         136
Capital expenditures                172         67           32         271
Additions to goodwill                12          2          370         384

1997
____
Net sales                        $3,666     $1,205       $  754      $5,625
Depreciation & amortization         102         34           22         158
Income (expense) from joint
 ventures and alliances              12        ( 2)           -          10
Earnings (loss) before
 interest and income taxes          207        ( 2)         107         312
Net assets                        1,074        531          312       1,917
Investment in joint
 ventures and alliances             133         65            6         204
Capital expenditures                304         79           22         405

1996
____
Net sales                        $3,310     $1,213       $  734      $5,257
Depreciation & amortization          97         31           21         149
Income (expense) from joint
 ventures and alliances             ( 2)         2            -           -
Earnings before interest and
 income taxes                       160         14           58         232
Net assets                          784        459          249       1,492
Investment in joint
 ventures and alliances             114         89            4         207
Capital expenditures                242         44           18         304


Reconciliation to Consolidated Financial Statements:

                                             1998         1997        1996
                                            ______       ______      ______

Earnings before interest & income
 taxes for reportable segments              $   65       $  312      $  232
Interest expense                                71           26          18
Income tax expense                               4           74          54
Minority interest                               11            -           -
                                            ______       ______      ______
Net earnings (loss)                         $  (21)      $  212      $  160
                                            ______       ______      ______

Net assets for reportable segments          $2,260       $1,917      $1,492
Liabilities deducted in arriving
 at net assets                               1,926        1,583       1,586
Deferred tax assets not allocated
 to segments                                   334          256         284
Debt-related costs not allocated
 to segments                                    22            9           7
                                            ______       ______      ______
Total assets                                $4,542       $3,765      $3,369
                                            ______       ______      ______


Summary geographic information is listed below:

$ Millions               US         UK       Canada     Other      Total
__________             ______     ______     ______     ______     ______
1998
____
Net sales (a)          $3,595     $  389     $  459     $1,823     $6,266
Long-lived assets      $1,470     $  209     $    -     $  272     $1,951

1997
____
Net sales (a)          $3,123     $  384     $  318     $1,800     $5,625
Long-lived assets      $1,360     $  251     $    -     $  267     $1,878

1996
____
Net sales (a)          $2,925     $  348     $  313     $1,671     $5,257
Long-lived assets      $1,201     $  200     $    -     $  211     $1,612

(a) Net sales are attributed to countries based on location of customer.

Revenues from the Company's largest customer represent approximately $1.1 billion of the Company's net sales in 1998. These sales are included in the engine and filtration and other segments.

NOTE 16. GUARANTEES, COMMITMENTS AND OTHER CONTINGENCIES: At December 31, 1998, the Company had the following minimum rental commitments for noncancelable operating leases: $41 million in 1999, $38 million in 2000, $30 million in 2001, $25 million in 2002, $21 million in 2003 and $46 million thereafter. Rental expense under these leases approximated $70 million in 1998, $60 million in 1997 and $55 million in 1996.

Commitments under outstanding letters of credit, guarantees and contingencies at December 31, 1998, approximated $195 million.

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

NOTE 17.  QUARTERLY FINANCIAL DATA (unaudited):

$ Millions, except                 First   Second    Third   Fourth    Full
per share amounts                 Quarter  Quarter  Quarter  Quarter   Year
__________________                _______  _______  _______  _______  ______

1998
____
Net sales                         $1,500   $1,635   $1,525   $1,606   $6,266
Gross profit                         297      369      258      325    1,249
Net earnings (loss)                    7       53    ( 110)      29     ( 21)
Basic earnings (loss) per share   $  .18   $ 1.39   $(2.86)  $  .75   $ (.55)
Diluted earnings (loss) per share    .18     1.38    (2.86)     .75     (.55)

1997
____
Net sales                         $1,304   $1,396   $1,366   $1,559   $5,625
Gross profit                         286      324      309      361    1,280
Net earnings                          41       53       54       64      212
Basic earnings per share          $ 1.07   $ 1.40   $ 1.41   $ 1.69   $ 5.55
Diluted earnings per share          1.06     1.38     1.38     1.66     5.48

Earnings per share for the first three quarters of 1997 have been restated to reflect the adoption of SFAS No. 128 as disclosed in Note 1.

                      CUMMINS ENGINE COMPANY, INC.
                              SCHEDULE II
                   VALUATION AND QUALIFYING ACCOUNTS
                   _________________________________
                        (Dollars in Millions)


1995 Restructuring Cost Liabilities:            1998       1997       1996
____________________________________            ____       ____       ____

 Balance at beginning of year                   $ 35       $ 65       $114
 Additions:
  Provisions                                       -          -          -
 Deductions:
  Charges against liabilities                    (35)       (30)       (49)
                                                ____       ____       ____
 Balance at end of year                         $  -       $ 35       $ 65
                                                ____       ____       ____

1998 Restructuring Cost Liabilities:
____________________________________

 Balance at beginning of year                   $  -       $  -       $  -
 Additions:
  Provisions                                     114          -          -
 Deductions:
  Charges against liabilities                    (25)         -          -
                                                ____       ____       ____
 Balance at end of year                         $ 89       $  -       $  -
                                                ____       ____       ____

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


Date:  March 1, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                 Title                                  Date
__________                 _____                                  ____


                           Director & Chairman of the Board       3/1/99
       *                   of Directors & Chief Executive
_____________________      Officer (Principal Executive Officer)
(James A. Henderson)

       *                   Director and President & Chief         3/1/99
_____________________      Operating Officer
(Theodore M. Solso)

       *                                                          3/1/99
_____________________      Director
(Harold Brown)

       *
_____________________      Director                               3/1/99

(Robert J. Darnall)

       *
_____________________      Director                               3/1/99
(John M. Deutch)

       *
_____________________      Director                               3/1/99
(W. Y. Elisha)

       *
_____________________      Director                               3/1/99
(Hanna H. Gray)

       *
_____________________      Director                               3/1/99
(James A. Johnson)

       *
_____________________      Director                               3/1/99
(William I. Miller)

       *
_____________________      Director                               3/1/99
(Donald S. Perkins)

       *
________________________   Director                               3/1/99
(William  D. Ruckelshaus)

       *
_____________________      Director                               3/1/99
(H. B. Schacht)

       *
_____________________      Director                               3/1/99
(F. A. Thomas)

       *
_____________________      Director                               3/1/99
(J. Lawrence Wilson)





By     /s/K. M. Patel
       ________________
       K. M. Patel
       Attorney-in-fact

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

4(a) Amended and Restated Credit Agreement (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).

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

10(j)   Employee Stock Purchase Plan (filed herewith)

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