Form 10-Q
period 1999-03-28
CUMMINS ENGINE CO INC
filed 1999-05-04
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended March 28, 1999      Commission File Number 1-4949
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

     As of March 28, 1999, the number of shares outstanding of the registrant's only class of common stock was 42.2 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the First           3
         Quarter Ended March 28, 1999 and March 29, 1998

         Consolidated Statement of Financial Position at            4
         March 28, 1999 and December 31, 1998

         Consolidated Statement of Cash Flows for the First         5
         Quarter Ended March 28, 1999 and March 29, 1998

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         8
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 4.  Submission of Matters to a Vote of Security Holders       13

Item 6.  Exhibits and Reports on Form 8-K                          13

         Index to Exhibits                                         15

                     CUMMINS ENGINE COMPANY, INC.
                  CONSOLIDATED STATEMENT OF EARNINGS
                                Unaudited
                  __________________________________


                                                      First Quarter Ended
Millions, except per share amounts                    3/28/99     3/29/98
__________________________________                    _______     _______

Net sales                                             $1,505       $1,500
Cost of goods sold                                     1,204        1,160
Special charge                                             -           43
                                                      ______       ______
Gross profit                                             301          297
Selling & administrative expenses                        178          202
Research & engineering expenses                           54           67
Net expense from joint ventures & alliances                7            4
Interest expense                                          19           17
Other expense (income), net                                7           (7)
                                                      ______       ______
Earnings before income taxes                              36           14
Provision for income taxes                                10            4
Minority interest                                          2            3
                                                      ______       ______
Net earnings                                          $   24       $    7
                                                      ______       ______

Basic earnings per share                              $  .63       $  .18
Diluted earnings per share                               .63          .18
Cash dividends declared per share                        .275         .275

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
               ____________________________________________



Millions, except per share amounts                     3/28/99     12/31/98
__________________________________                     _______     ________

Assets
Current assets:
  Cash and cash equivalents                            $   45       $   38
  Receivables                                             962          833
  Inventories                                             733          731
  Other current assets                                    283          274
                                                       ______       ______
                                                        2,023        1,876
Investments and other assets                              294          280
Property, plant & equipment less accumulated
 depreciation of $1,464 and $1,424                      1,655        1,671
Goodwill, net of amortization of $20 and $17              380          384
Other intangibles, deferred taxes & deferred charges      339          331
                                                       ______       ______
Total assets                                           $4,691       $4,542
                                                       ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                        $   21       $   64
  Current maturities of long-term debt                     27           26
  Accounts payable                                        381          340
  Other current liabilities                               684          641
                                                       ______       ______
                                                        1,113        1,071
                                                       ______       ______
Long-term debt                                          1,213        1,137
                                                       ______       ______
Other liabilities                                       1,003        1,000
                                                       ______       ______
Minority interest                                          67           62
                                                       ______       ______

Shareholders' investment:
 Common stock, $2.50 par value, 48.3 and 48.1
  shares issued                                           121          120
 Additional contributed capital                         1,126        1,121
 Retained earnings                                        660          648
 Accumulated other comprehensive income                  (166)        (167)
 Common stock in treasury, at cost, 6.1 shares           (240)        (240)
 Common stock held in trust for employee benefit
   plans, 3.6 shares                                     (171)        (172)
 Unearned compensation (ESOP)                            ( 35)        ( 38)
                                                       ______       ______
                                                        1,295        1,272
                                                       ______       ______
Total liabilities & shareholders' investment           $4,691       $4,542
                                                       ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              Unaudited
                   ____________________________________

                                                        First Quarter Ended
Millions                                                3/28/99     3/29/98
________                                                _______     _______

Cash flows from operating activities:
 Net earnings                                           $  24       $   7
                                                        _____       _____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                           56          47
   Restructuring actions                                 (  5)       (  6)
   Accounts receivable                                   (130)       (113)
   Inventories                                           (  2)       ( 54)
   Accounts payable and accrued expenses                   95         120
   Income taxes payable                                  (  5)       (  7)
   Equity in losses of joint ventures and alliances        11           7
   Other                                                 ( 12)         20
                                                        _____       _____
   Total adjustments                                        8          14
                                                        _____       _____
 Net cash provided by operating activities                 32          21
                                                        _____       _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                              ( 37)       ( 83)
  Disposals                                                 4           2
 Investments in joint ventures and alliances             ( 19)       ( 20)
 Acquisition and disposition of businesses                  7        (453)
 Other                                                   (  1)          -
                                                        _____       _____
 Net cash used in investing activities                   ( 46)       (554)
                                                        _____       _____
Net cash flows used for operating and
 investing activities                                    ( 14)       (533)
                                                        _____       _____
Cash flows from financing activities:
 Proceeds from borrowings                                  88         710
 Payments on borrowings                                  ( 11)       (103)
 Net payments under credit agreements                    ( 43)       ( 62)
 Dividend payments                                       ( 12)       ( 12)
 Other                                                   (  1)       (  1)
                                                        _____       _____
 Net cash provided from financing activities               21         532
                                                        _____       _____

Net change in cash and cash equivalents                     7        (  1)
Cash & cash equivalents at beginning of the year           38          49
                                                        _____       _____
Cash & cash equivalents at the end of the quarter       $  45       $  48
                                                        _____       _____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited
             ______________________________________________



Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended March 28, 1999 and March 29, 1998 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

Note 2. Acquisition: In January 1998, Cummins completed the acquisition of the stock of Nelson Industries, Inc., for $453 million. Nelson, a filtration and exhaust systems manufacturer, was consolidated from the date of its acquisition. In accordance with APB Opinion No.16, Nelson's net assets were recorded at fair value at the date of acquisition. The purchase price in excess of net assets will be amortized over 40 years.

Note 3. Special Charge: In the first quarter of 1998, the Company recorded a special charge for product coverage expense primarily attributable to the recent experience of higher-than-anticipated costs to repair certain automotive engines manufactured in previous years. The Company believes it was necessary to make a special charge of $43 million pre-tax to accrue for such product coverage costs expected to be incurred in the future on these engines currently in the field.

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


                                                     Weighted     Per-
                                           Net        Average     Share
Millions, except per share amounts       Earnings     Shares      Amount
__________________________________       ________    ________     ______

1999
____
Basic                                      $24         38.5       $ .63
Options                                      -            -
                                           ___         ____
Diluted                                    $24         38.5       $ .63
                                           ___         ____

1998
____
Basic                                      $ 7         38.5       $ .18
Options                                      -           .4
                                           ___         ____
Diluted                                    $ 7         38.9       $ .18
                                           ___         ____


Note 7. Comprehensive Income: Comprehensive income, which includes net income and all other nonowner changes in equity during a period, is as follows:

                                            First Quarter Ended
Millions                              March 28, 1999   March 29, 1998
________                              ______________   ______________

Net income                                $ 24              $  7
Unrealized gain on securities                1                 -
Translation loss                             -               (19)
                                          ____              ____
Comprehensive income                      $ 25              $(12)
                                          ____              ____


Note 8. Segment Information: Operating segment information is as follows:

                                               Power      Filtration
Millions                            Engine   Generation   And Other    Total
________                            ______   __________   __________   ______

Quarter Ended March 28, 1999
____________________________
Net sales                           $1,000      $251         $254      $1,505
Earnings before interest and
 income taxes                           27         2           26          55
Net assets                             976       523          799       2,298

Quarter Ended March 29, 1998
____________________________
Net sales                           $  953      $291         $256      $1,500
Earnings before interest,
 income taxes & special charges         48         2           24          74
Special charges                         43         -            -          43
Earnings before interest and
 income taxes                            5         2           24          31
Net assets                           1,170       540          814       2,524


Reconciliation to Consolidated Financial Statements:

                                                      First Quarter Ended
Millions                                              3/28/99      3/29/98
________                                              _______      _______

Earnings before interest and income taxes
 for reportable segments                              $   55       $   31
Interest expense                                          19           17
Income tax expense                                        10            4
Minority interest                                          2            3
                                                      ______       ______
Net earnings                                          $   24       $    7
                                                      ______       ______

Net assets for reportable segments                    $2,298       $2,524
Liabilities deducted in arriving at net assets         2,037        1,693
Deferred tax assets not allocated to segments            334          257
Debt-related costs not allocated to segments              22           22
                                                      ______       ______
Total assets                                          $4,691       $4,496
                                                      ______       ______

                       CUMMINS ENGINE COMPANY, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                    CASH FLOW AND FINANCIAL CONDITION
      _____________________________________________________________



Overview
________

Net sales were $1.5 billion in the first quarter of 1999, essentially flat with the first quarter of 1998. Earnings before interest and taxes in the first quarter of 1999 were $55 million or 3.7 percent of sales. Net earnings were $24 million or 63 cents per share compared to $7 million or 18 cents per share in the first quarter of 1998. Excluding the special charge for product coverage costs, net earnings in the first quarter of 1998 were $37 million or 96 cents per share.

Results of Operations
_____________________

     Net Sales:
     __________

Revenues from sales of engines were 58 percent of the Company's net sales in the first quarter of 1999, with engine revenues 6 percent higher than first-quarter 1998 and unit shipments 10 percent higher. This variance reflected a shift from heavy-duty and high-horsepower engines to more mid-range engines in certain industrial markets and a mix shift within the Company's medium-duty truck sales to lower unit revenue engines.

                                                  First Quarter
Unit Shipments                                   1999       1998
________________                                ______     ______
Midrange Engines                                73,700     65,000
Heavy-duty Engines                              26,800     26,900
High-horsepower Engines                          2,000      2,200
                                               _______     ______
                                               102,500     94,100
                                               _______     ______

Revenues from non-engine products, which were 42 percent of net sales in the first quarter of 1999, were 6 percent lower than the first quarter of 1998. This decrease was primarily due to the continued softening of the power generation business in Asia.

The Company's sales for each of its key businesses during the comparative first quarters were:

                                                  First Quarter
$ Millions                                       1999       1998
__________                                      ______     ______
Automotive markets                              $  760     $  684
Industrial markets                                 240        269
                                                 _____      _____
Engine Business                                  1,000        953
Power Generation Business                          251        291
Filtration Business and Other                      254        256
                                                ______     ______
                                                $1,505     $1,500
                                                ______     ______


In the first quarter of 1999, engine business revenues of $1 billion increased 5 percent as compared to the first quarter of 1998, primarily due to the strength of the North American automotive market.

Sales of $760 million in the first quarter of 1999 for automotive markets were 11 percent higher than the first quarter of 1998. Heavy-duty truck revenues increased 8 percent from the first quarter of 1998 due to the strong market in North America, partially offset by reduced demand in Mexican and European automotive markets.

Medium-duty truck revenues increased 14 percent from the first quarter of 1998 due to higher sales of engines combined with lower kits and parts sales. Revenues from the sales of engines for medium-duty trucks in the first quarter of 1999 were 26 percent higher than the prior year's quarter on a 43-percent increase in units. This variance reflected a mix shift towards engines with a lower selling price and margin.

Revenues of the bus and light commercial vehicle market were 15 percent higher than the first quarter of 1998. In the first quarter of 1999, Cummins shipped 25,300 engines to DaimlerChrysler, 14 percent higher than the first-quarter 1998 level. Bus and recreational vehicle volumes increased 27 percent from the year-ago quarter due to growth in sales of midrange engines in North America.

Sales to industrial markets were 11 percent lower than the first quarter of 1998, due to decreased volume and a shift in product mix. Engine revenues for this market were down 13 percent on a 9-percent decrease in units. Construction equipment business remained relatively flat compared to first quarter 1998, while agricultural equipment demand declined 51 percent from the prior year's quarter. Sales to marine markets increased 9 percent from first quarter 1998, with a shift to more mid-range engines in recreational applications. Mining market sales decreased 12 percent as compared to the first quarter of 1998, reflecting lower high-horsepower engine volumes.

In the first quarter of 1999, sales for the Company's power generation business decreased 14 percent compared to first quarter 1998. Sales of the Company's generator sets were 18 percent below first quarter last year due to declines in Latin America, which offset increased sales in North America. Engine sales to generator set assemblers were down 15 percent and sales of alternators decreased 24 percent from the first quarter of 1998 due to lower Asian demand. However, generator set sales for the recreational vehicle market in North America continued to be strong, with revenues 11 percent above the year-ago quarter.

Filtration business and other sales were $254 million in the first quarter of 1999, essentially flat with the first quarter of 1998. Within the filtration business, the Company was impacted by reduced demand in agricultural and mining markets, offset by market gains in Europe, South Africa and Australia.

In total, international markets represented 36 percent of the Company's revenues in the first quarter of 1999. The Company experienced declines in most of the international markets in which it participates. Sales to Europe and the CIS, representing 12 percent of the Company's sales in the first quarter of 1999, were 6 percent lower than the prior year's quarter. Business in Mexico, Brazil and Latin America represented 5 percent of sales in the first quarter of 1999, with revenues 40 percent below the year-ago levels. Asia and Australian markets, in total, represented 11 percent of sales in the first quarter of 1999 as compared to 14 percent in the prior year's quarter. Sales to Canada, representing 6 percent of sales in the first quarter of 1999, were 23 percent lower than the first quarter of 1998.

     Gross Margin:
     _____________

The Company's gross margin percentage was 20.0 percent in the first quarter of 1999, compared to 19.8 percent in the prior year's quarter. Gross margin percentage before the special charge for product coverage costs was 22.7 percent in the first quarter of 1998. The decreased margin in 1999 was due to higher product coverage costs, increased costs related to new products, a change in product mix and the effect of the devaluation of the Brazilian Real.

     Operating Expenses:
     ___________________

Selling and administrative expenses as a percent of sales were 11.8 percent in the first quarter of 1999, compared to 13.4 percent in the first quarter of 1998, a decrease of $24 million in absolute dollars. This improvement is primarily a result of the Company's cost reduction initiatives. Research and engineering expenses declined from 4.5 percent of sales in the first quarter of 1998 to 3.5 percent in the first quarter of 1999, primarily due to new products moving into production and some delay in the start-up of new programs.

The Company is continuing the restructuring plan implemented in the third quarter of 1998. During the first quarter of 1999, $12 million was charged against the liabilities associated with these actions. The Company does not anticipate any material changes in the original charges recorded for these actions.

The Company's losses from joint ventures and alliances were $7 million in the first quarter of 1999, compared to $4 million in the first quarter of 1998. This difference resulted from higher losses at the Company's joint venture with Wartsila where business continues to be affected by decreased demand in Asia.

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

The Company's Year 2000 efforts are being carried out by the Company's Year 2000 Program Office under the leadership of the Director of the Year 2000 Program. The Year 2000 effort is being implemented at each of the Company's facilities and is overseen by a Year 2000 coordinator. In addition to internal resources, the Company continues to retain external resources to assist with its Year 2000 program.

The Company's Year 2000 program involves:  1) mainframe (legacy systems);
2) distributed computing (includes manufacturing and warehousing systems, end user computing, facility systems, laboratory equipment, technical infrastructure and remote business systems); 3) products; 4) suppliers;
5) business readiness and contingency planning and 6) communication.
The general phases of the program are: a) inventory; b) analyze and prioritize; c) determine compliance; d) remediate, replace or retire and
e) test, implement, audit and maintain.

The Company completed the inventorying, analyzing and prioritizing phase of its mainframe and distributed computing in 1998. Substantial portions of the Company's remediation and implementation efforts were conducted in 1998, and the Company is on track to complete that process by the end of the second quarter of 1999. Testing began in 1998 and will continue through 1999. The Company's Year 2000 Program Office continues to monitor the progress and compliance of its facilities through audits and reports by the Year 2000 coordinators. The Company's goal is to be Year 2000 ready by June 30, 1999. The Company will use its best efforts to ensure that any Year 2000 item not completed by that date would be completed well before the end of 1999.

During the first quarter, the Company announced that its commercial products met the Company's Year 2000 compliance standards. For the convenience of its customers, the Company continues to maintain a Year 2000 Internet website at www.cummins.com/custasis/y2k.html. The Company's product compliance information is also included on that website.

The greatest area of potential risk is the supply chain. This is particularly true because the Company utilizes sole suppliers for certain critical components used in the manufacture of the Company's products. The high level of skill and expertise required to develop certain components makes it impractical to change such suppliers quickly. The failure of a sole supplier may lead to a delay in production and/or business interruption. To mitigate this, the Company continues its efforts to review the Year 2000 readiness of key suppliers through a formal program of prioritization and communication using questionnaires and/or personal follow up, as appropriate. To further the Company's efforts with suppliers, the Company continues to be a member of the Automotive Industry Action Group (AIAG).

There can be no assurances that the systems or products of third parties relied upon by the Company, such as suppliers, vendors or significant customers, will be timely converted or that a failure by such third parties or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Other undiscovered factors related to the Year 2000 issue may also have potential for an adverse effect on the Company. Such adverse effect may include an adverse effect on the Company's revenues.

The Company expects to incur total expenditures of approximately $45 million in connection with its Year 2000 program and remediation efforts. To date, the Company has incurred approximately $35 million in costs relating to its Year 2000 efforts.

The Company believes that its "reasonably likely worst case scenarios" involve the failure of third parties with whom the Company does business to address Year 2000 issues. As a result, in the following months, the Company intends to focus on business readiness and contingency planning to address possible external Year 2000 problems.
A significant part of this effort will be the evaluation of the risk to the Company's operations from external sources, and the development of strategies to manage those risks. The Company's efforts in this regard include identifying alternate suppliers, vendors and procedures where possible, conducting employee training and developing communication plans. The Company's contingency planning also covers the identification and evaluation of risk areas at the Company's international locations.

The Company believes that it is taking full advantage of its internal resources and all necessary external resources to understand, identify and correct all Year 2000 issues within its control. The Company is also taking steps to minimize the impact of its exposure to Year 2000 risks outside its control.

The estimated time of completion and success of the Company's Year 2000 program and compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of trained personnel, the ability to locate and correct all relevant computer code and failure by third parties.

     Other:
     ______

Interest expense was $19 million in the first quarter of 1999, compared to $17 million in the prior year's quarter. Other income decreased $14 million from the first quarter of 1998, due to Brazilian currency translation losses, loss on various asset dispositions and reduction in royalty income.

     Provision for Income Taxes:
     __________________________

The Company's income tax provision in the first quarter of 1999 was $10 million, reflecting an effective tax rate of 29 percent for the year.

Cash Flow and Financial Condition
_________________________________

Key elements of cash flows were:

                                                           First Quarter
$ Millions                                                 1999     1998
__________                                                ______   ______

Net cash used for operating and investing activities      $ (14)   $(533)
Net cash from financing activities                           21      532
                                                          _____    _____
Net change in cash and cash equivalents                   $   7    $(  1)
                                                          _____    _____

In the first quarter of 1999, net cash used for operating and investing activities was $14 million. The high level of net cash requirements in the first quarter of 1998 was due primarily to the acquisition of Nelson and planned capital expenditures of $83 million. In the first quarter of 1998, the Company issued $765 million face amount of notes and debentures to support working capital and to complete the acquisition of Nelson.

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

                        PART II.  OTHER INFORMATION
                        ___________________________


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

The Company held its annual meeting of security holders on April 6, 1999 at which security holders elected 13 directors of the Company for the ensuing year and ratified the appointment of Arthur Andersen LLP as auditors for the year 1999.

Results of the voting in connection with each of the items were as follows:

Voting on Directors:
____________________
                                    For                 Withheld
                                 __________             ________

H. Brown                         36,074,950             1,402,960
R. Darnall                       36,258,197             1,219,713
J. M. Deutch                     36,247,396             1,230,514
W. Y. Elisha                     36,245,001             1,232,909
H. H. Gray                       36,148,638             1,329,272
J. A. Henderson                  36,121,573             1,356,337
J. A. Johnson                    36,249,849             1,228,061
W. I. Miller                     36,259,031             1,218,879
W. D. Ruckelshaus                36,206,535             1,271,375
H. B. Schacht                    36,235,405             1,242,505
T. M. Solso                      36,015,077             1,462,833
F. A. Thomas                     36,247,743             1,230,167
J. L. Wilson                     36,211,409             1,266,501


Ratify Appointment of Auditors:
_______________________________

                     For               Against           Abstain
                  __________           _______           _______
                  36,684,408           602,364           191,138

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

(b) The Company was not required to file a Form 8-K during the first quarter of 1999.

                            Signatures
                            __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CUMMINS ENGINE COMPANY, INC.




By:  /s/Rick J. Mills                                     May 4, 1999
     ________________
     Rick J. Mills
     Vice President - Corporate Controller
     (Chief Accounting Officer)

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________



27        Financial Data Schedule (filed herewith)