Form 10-K/A
period 1998-12-31
CUMMINS ENGINE CO INC
filed 1999-06-30
CIK 26172

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-K/A
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


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

                             TABLE OF CONTENTS
                             _________________



Part     Item                        Description                      Page
____     ____     _________________________________________________   ____

 IV       14      Cummins Wartsila SAS Financial Statements             4

                  Signatures                                            32

                                    PART IV
                                    _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
________  _______________________________________________________________

Documents filed as a part of this report:

   1. Cummins Wartsila SAS Financial Statements for the years ended December 31, 1998 and 1997 together with the Auditor's Report.

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ________________________________________


To the Shareholders of Cummins Wartsila SAS:

In compliance with the assignment entrusted to us by your shareholders' annual general meeting, we hereby report to you, for the year ended December 31, 1998, on:

- the audit of the financial statements of Cummins Wartsila reported in French Francs and prepared in accordance with French GAAP. These include:

  .  a balance sheet
  .  a profit and loss statement
  .  Notes 1 to 12
  .  Schedules I to XIII

- the audit of Schedule XIV a reconciliation to US Generally
  Accepted Accounting Principles in accordance with SEC Item 17 of
  Form 20-F.

- the specific verifications and information required by law.

These financial statements have been approved by the Board of Directors. Our role is to express an opinion on these financial statements based on our audit.

1. OPINION ON THE FINANCIAL STATEMENTS

   We conducted our audit in accordance with the professional standards applied in France which essentially are similar to Generally Accepted Accounting Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements give a fair presentation of the company's financial position and its assets and liabilities as of December 31, 1998, and of the results of its operations for the year then ended in accordance with accounting principles generally accepted in France. In our opinion, the reconciliation schedule gives a fair presentation of all significant adjustments necessary to be consistent with US Generally Accepted Accounting Principles.

2. SPECIFIC VERIFICATIONS AND INFORMATION

   We also performed the specific verifications required by law, in accordance with the professional standards applied in France.

   We have no comment as to the fair presentation and the conformity with the financial statements of the information given in the management report of the Board of Directors, and in the documents addressed to the shareholders with respect to the financial position and the financial statements.

   We communicate to you that, due to the incurred losses, total equity of the Company has become lower than half of share capital as of December 31, 1998. In accordance with article 241 of the law from July 24, 1966, you have to be convened in an extraordinary shareholders' meeting to be held before 4 months after the general meeting approving the present financial statements to decide whether to dissolve the Company. If the dissolution is not decided, we remind you that the Company will have to restore its equity to a level at least equal to half of share capital by December 31, 2001.


                    Neuilly-sur-Seine , June 29, 1999
                    _________________________________

                      BARBIER FRINAULT & ASSOCIES
                              Nicolas Job

                            CUMMINS WARTSILA SAS
                            BALANCE SHEET AS OF
                             December 31, 1998
                            ____________________
                               (FRF thousands)


                                               12/31/98             12/31/97
                                _________________________________   _________
                                             Amort. &
ASSETS                            Gross     Provisions     Net          Net
                                _________   __________   ________   _________
Intangible Fixed Assets
 Research & development costs       6,150      2,050        4,100           0
 Goodwill                          12,760      7,018        5,742       6,380
 Franchises Patents Licenses      418,957     28,867      390,090     347,133
 Software                          32,643     24,461        8,182      13,252
 Intangible fixed assets
  in-progress                         916          -          916         500
                                 ________   ________      _______     _______
                                  471,426     62,396      409,030     367,265
Tangible Fixed Assets
 Land                                 925          -          925         925
 Buildings, Fixtures, Fittings    149,870     62,834       87,036      83,166
 Technical plant and machinery    426,221    224,773      201,448     179,358
 Other tangible fixed assets       39,123     24,756       14,367      15,949
 Tangible fixed assets
  in-progress                      34,018          -       34,018      60,992
 Advances and down payments           124          -          124       1,014
                                  _______    _______      _______     _______
                                  650,281    312,363      337,918     341,404
Long-Term Investments
 Equity investments                 6,699      4,424        2,275       2,150
 Receivables from controlled
  entities                          1,374          -        1,374       1,374
 Loans and other long-term
  investments                      20,312        147       20,165      19,655
                                _________    _______      _______     _______
                                   28,385      4,571       23,814      23,179
                                _________    _______      _______     _______
Fixed Assets                    1,150,092    379,330      770,762     731,848
                                _________    _______      _______     _______

Inventories and
Work-In-Progress
 Raw materials and other
  supplies                         85,459     16,629       68,830      81,788
 Supplies                           3,751         83        3,668       3,121
 Production work-in-progress      173,762      1,867      171,895     157,291
 Semi-finished goods              221,877     41,639      180,238     202,841
 Finished goods                    30,375          0       30,375           0
                                  _______    _______      _______     _______
                                  515,224     60,218      455,006     445,041

Advances & down payments on
 Orders                            28,200                  28,200      18,101

Receivables:
 Receivables from sales           505,434     82,433      423,001     432,529
 Other operating receivables      136,762     10,183      126,579      55,710
 Liaison account                                                0
                                  _______     ______      _______     _______
                                  642,196     92,616      549,580     488,239

Marketable Securities                 451                     451      22,525
Cash-On-Hand                       15,229                  15,229      43,141
                                _________    _______    _________   _________

Current Assets                  1,201,300    152,834    1,048,466   1,017,047
                                _________    _______    _________   _________

Prepaid Expenses                   11,577                  11,577       7,785
Charges to be spread over
 several periods                    4,613                   4,613           0
Unrealized Foreign Exchange
 Losses                             8,091                   8,091       2,657
                                _________    _______    _________   _________
Total Assets                    2,375,673    532,164    1,843,509   1,759,337
                                _________    _______    _________   _________


                                                12/31/98            12/31/97
                                           ______________________   _________
                                                         Partial
LIABILITIES                                 Amounts      Amounts     Amounts
                                           _________    _________   _________
Shareholders' Equity
 Share capital                               500,000                  753,557
 Legal reserve                                                          7,674
 Restricted reserve as of 3/31/98            129,521
 L/T capital gain reserve                      2,967                    2,967
 FNI reserve - Cote d'lvoire                                                5
 Additional paid-in capital                                            58,670
 Retained earnings                                                   (155,716)
 CWEC merger clearing account                                          85,000
 Income for the period                      (581,488)                (119,669)
 Investment subsidies                          8,047                    2,052
 Cumulative translation adjustment            14,497                   30,362
                                                        _________   _________
Total Shareholders' Equity                                 73,544     664,902

Conditional Advances                                        5,598

Provisions for legal disputes and
 commitment                                   77,192                   66,295
Provisions for restructuring and
 retirement                                  276,722                  132,578
                                                        _________   _________
Total Provisions                                          353,914     198,873

Liabilities:
Financial liabilities:
 . Medium-term loans                          844,000                   74,667
 . Short-term credits                                                  311,050
 . Miscellaneous loans and financial
  liabilities                                 21,898                   22,129
 . Other loans                                 34,337                    9,855
                                                        _________   _________
                                                          900,235     417,701

Down payments on orders in-progress                       100,327     114,829

Operating liabilities:
 . Trade payables & assimilated accounts      325,443                  279,517
 . Tax and social liabilities                  45,835                   47,917
 . Other liabilities                           30,408                   23,199
                                                        _________   _________
                                                          401,686     350,633

Payables to fixed asset suppliers                           4,110       4,726
                                                        _________   _________
Total Liabilities                                       1,406,358     887,889
Prepaid Revenue                                             1,499       1,047
Unrealized Gains on Foreign Exchange                        2,596       6,626
                                                        _________   _________
Total Liabilities                                       1,843,509   1,759,337
                                                        _________   _________

                            CUMMINS WARTSILA SAS
                              INCOME STATEMENT
                            ____________________
                               (FRF thousands)

                                              1/1/98 to          1/1/97 to
                                              12/31/98           12/31/97
                                              __________         _________
 Operating Revenues
  Net revenues                                   955,348         1,205,713
  Change in stored production                     32,355           (23,994)
  In-house production                             75,972            13,256
  Subsidies                                        2,114             2,886
  Reversal of provisions and expense
   transfers                                     179,941           165,231
  Other revenues                                   2,484            11,820
                                               _________         _________
  Total                                        1,248,214         1,374,912

Operating Expenses
 Purchases                                       626,352           656,777
 Change in inventories                            22,375           (24,777)
 Other purchases & external charges              441,074           392,208
 Taxes and assimilated payments                   19,598            23,844
 Payroll and associated costs                    198,983           221,238
 Social charges                                   83,419            90,707
 Allocations:
  Depreciation & amortization
   of tangible and intangible
   fixed assets                                   99,156            66,958
  Depreciation of charges allocated
   over several periods                            1,153
  Provisions for depreciation of assets           41,236            57,636
  Provisions for losses & contingencies           89,414           118,797
  Other charges                                    6,156             8,185
                                               _________         _________
  Total                                        1,628,916         1,611,573
                                               _________         _________
1. Operating Income/Loss                        (380,702)         (236,661)
                                               _________         _________

Share of Income From Joint Ventures                                  4,378

Financial Income
 Other interest & assimilated income               3,357             7,273
 Reversal of provisions and expense
  transfers                                        5,406             2,275
 Positive exchange rate differences               14,961            41,878
                                               _________         _________
 Total                                            23,724            51,426

Financial Charges
 Depreciation and provisions                       9,094             5,406
 Interest and assimilated charges                 34,983            19,033
 Negative exchange rate differences               18,335            23,486
                                               _________         _________
 Total                                            62,412            47,925
                                               _________         _________
2. Financial Income/Loss                         (38,688)            3,501
                                               _________         _________
3. Current Income Before Tax                    (419,390)         (228,782)
                                               _________         _________
"Exceptional" Revenues
 On management transactions                          882           206,642
 On capital transactions                           1,161           127,169
 Share of investment subs. allocated
  to income statement                                 97
 Reversal of other provisions                     15,292            61,881
                                               _________         _________
 Total                                            17,432           395,692

"Exceptional" Charges
 On management transactions                        7,478            58,844
 On capital transactions                           1,251           232,905
 Restructuring expense                           176,800             3,500
                                               _________         _________
 Total                                           185,529           295,249
                                               _________         _________
4. Extraordinary Income/Loss                    (168,097)          100,443
                                               _________         _________
5. Corporate Income Tax                         (  5,999)         (  8,670)
                                               _________         _________
6. Income/Loss                                  (581,488)         (119,669)
                                               _________         _________

NOTES
_____

1. Activity

  The twelve month financial period ended December 31, 1998 shows accounting revenues of FRF 955.3 million (Euro 145.6 million), compared to FRF 1,205.7 million (Euro 183.8 million) for the previous financial period.

                         Movement In Net Sales
                         _____________________
                            (FRF millions)

                           12 Month Period

                          Year          Net Sales
                          ____          _________

                          1993          1,058
                          1994          1,012
                          1995          1,085
                          1996          1,191
                          1997          1,206
                          1998            955

  Direct exports were FRF 580 million (Euro 88 million), i.e. 61% of total revenues excluding taxes. Taking indirect exports into account, the share of revenues relating to foreign markets was FRF 603 million (Euro 92 million), i.e. 63% of revenues excluding taxes.

                 Direct exports 1998:  FRF 580 million
                 _____________________________________

                                              Percent of
              Foreign Markets                Export Sales
              _______________                ____________

                Europe                            50%
                Asia                              24%
                Americas                          18%
                Africa                             7%
                Other                              1%


  Orders in 1998 amounted to FRF 857 million (Euro 131 million). At the end of the period, new orders were FRF 555 million (Euro 85 million).

  278 megawatts were delivered in 1998.

  Cummins Wartsila SAS's marketing network relies mainly on the parent companies' distribution structures.

2. Accounting principles

  Cummins Wartsila prepares its financial statements in accordance with French accounting principles.

  The same accounting principles were used as those used for the 1997 financial period, with the exception of the recording of Research and Development costs (see paragraph 2.2 below).

2.1. Foreign currency translation

  Transactions in foreign currency are recorded at the following exchange rates:
   . Daily transactions are converted into French francs as follows:

     - Purchase and sales invoices by using the monthly rates published by the French Customs Authorities.

     -  Payments and receipts using daily bank rates.

   . Valuation of receivables and liabilities in foreign currency as of December 31, 1998:

     - Euro zone currencies: unrealized foreign exchange gains and losses are recorded in line with the Euro currency exchange rates as set at December 31, 1998.

     - Non-Euro zone currencies: valuation takes place in line with the last known rate before the period end. These rates were published in the Journal Official (Gazette) of January 1,
        1999.

  The assets and liabilities of the two sites in England are converted using the exchange rate in effect on December 31, 1998. The income statement is converted at the average monthly exchange rate.

2.2. Intangible fixed assets

  The company has decided to book the costs of studies and trials relating to specific markets and benefiting from advances whose repayment is conditional, in Research and Development costs. These costs are amortized over a period of three years.

  Former WARTSILA France's own goodwill, increased by the contribution related to the takeover of Societe Surgerienne de Constructions
  Mecaniques of Budi and by the repair activity of Wartsila Diesel France, is amortized over a period of twenty years.

  Intangible fixed assets capitalized in 1997 for an amount of FRF 350 million, relating to know-how and technology in respect of the CW 200 and the CW 170 motors, are amortized on a straight-line basis over a period of 15 years. The 1998 costs relating to know-how and technology in respect of these motors was capitalized for a sum of FRF 68.9 million, bringing the amount in intangible fixed assets to FRF 418.9 million at the end of the period. These costs are amortized over the remaining useful life of the intangible fixed assets mentioned at the beginning of this paragraph.

  Software is amortized on a straight-line basis over four years; low value software is amortized over 12 months.

2.3. Tangible fixed assets

  Tangible fixed assets are recorded at their acquisition cost.

  Depreciation is calculated on a straight-line basis over the following useful life periods:

   .  Buildings                     20  years
   .  Fixtures and fittings         10  years
   .  Industrial equipment          10  years
   .  Development motors             2  years
   .  Plant                          3  years
   .  Transport equipment            4  years
   .  Furniture                     10  years
   .  Office equipment               4  years
   .  IT equipment                   4  years

2.4. Inventories and work-in-progress

  Purchased inventory is valued at average weighted cost.

  Work-in-progress is valued at total cost of production, which includes both cost of material purchased and manufacturing costs. Manufacturing costs include normal production costs as well as depreciation charges.

  Articles with a low turnover are subject to sliding provisions of up to 90% of their value. Provisions are booked in work-in-progress accounts if circumstances place the completion of the project in jeopardy.

  A provision is set aside for inventories of raw materials and work-in-progress relating to engines in the start-up phase of production when inventory costs exceed the estimated sales price. The provision recorded represents the excess of costs over the sales price.

2.5. Sales

  The principle of product recognition is the following:

   .  upon dispatch of the engines and the spare parts

   .  upon completion of work in relation to repairs and upgrading

   . for important, large-scale engines whose manufacture involves long-term contracts, product recognition is applied according to the following methods:

       Engineering contracts:

       . for the study and document submission phases, billing takes place as work progresses; the triggering event is the submission of plans.

       . equipment is billed on the basis of deliveries on a pro rata basis with a check being made to ensure that the margin generated at this stage is in line with the average margin of the contract as a whole.

       Military contracts:

       . Billing for development and industrialization contract takes place as work progresses at a pace agreed on by the parties.

2.6. Loss and contingency provisions

  Provisions are set aside for the estimated value of the work to be carried out relating to the installation and commissioning of engines delivered and invoiced.

  The company sets aside provisions on the basis of statistical data in order to cover possible expenses relating to the guarantee given to customers.

  Lastly, contingency provisions are set aside for legal disputes with customers likely to involve either additional work or to pose a risk to the payment of receivables.

2.7. Retirement indemnities

  Estimated retirement indemnities due upon the retirement of an employee, to which must be added social charges at the average company rate, are calculated according to the following criteria:

   .  employees' length of service with the company
   .  person's age
   .  mortality table
   .  turnover rate of the company's own personnel
   .  discount rate, excluding inflation
   .  inflation rate

3. Shareholders' equity

  3.1. Share capital

      As of March 31, 1998, the Extraordinary General Meeting of
      Shareholders decided:

       .  to reduce the share capital from FRF 753,556,800 to FRF
          500,000,000
       .  transform the company into a simplified joint-stock company

      As of December 31, 1998, the share capital was FRF 500,000,000. It is composed of 5,000,000 shares, each of a par value of FRF 100. The capital is held in equal amounts by CUMMINS ENGINE COMPANY Limited and WARTSILA NSD Corporation.

  3.2. Reserve account

      Following the decision of the Extraordinary General Meeting of Cummins Wartsila of March 31, 1998, a reserve account was set up for an amount of FRF 129,520,500 corresponding to the amount of estimated losses for the first quarter of 1998.
      This account can only be used either for offsetting future losses or for being included in share capital.

  3.3. Loss of half of capital

      Due to the losses recorded in the financial accounts, shareholders' equity has fallen below half the nominal value of share capital. Decisions concerning the continuation of the business activity will be examined within the legal deadlines.

4. Comments relating to exceptional items

The most significant extraordinary items consist of:

                                                       (FRF millions)
                                                      Charges      Rev.
                                                      _______     ______

 .  Release of provision for retirement indemnity
   corresponding to employees made redundant                       11.3

 .  Reversal of the excess provision for restructuring
   charges following the shutdown of the melting
   activity                                                         2.8

 .  Penalties on contracts                                4.5
 .  Additional pensions                                   1.4
 .  Restructuring provision                             176.8

 .  Research tax credit                                   5.8

The restructuring provision of FRF 176.8 million is composed of:

 .  costs related to the planned redundancy
   scheme                                              105.3

 .  write-off of tangible fixed assets                   52.5

 .  costs relating to the transfer of activities         19.0

Costs related to the planned redundancy scheme have been computed based on amounts pursuant to detailed benefit programs, contractual provisions or statutory requirements for each category of employees. Planned workforce reduction is approximately 320 people. None of these employees left the company prior to December 31, 1998.

5. Subsidies

  The company received an investment subsidy for the acquisition of new equipment. A portion of this subsidy is reversed to income at the same rate as depreciation relating to equipment.

  Furthermore, the company receives Credit National loans known as `article 90' loans for the financing of research programs. These loans are only repaid if research results are successful. In the case of a recognized failure or if commercial success has not been achieved within a certain time, these loans are converted into subsidies.

6. Operating receivables

  Provisions, calculated on a case by case basis, are set aside for doubtful debts.

7. Research tax credit

  Because of research and development undertaken in 1998, the company declared a tax research credit of approximately FRF 5.8 million which is recorded in the income statement as a tax revenue.

  This credit may be set against the charge for tax during the next three years. After this period, the portion exceeding the tax charge will be paid back to the company.

8. Prepaid expenses

  This account consists mainly of insurance charges of FRF 8.8 million to be allocated over the twelve months following payment of the premium.

9. Charges to be spread over several periods

  These consist of costs borne by the company relating to engines installed in field tests. They are spread over 5 years and 1/5 of the costs are amortized in the current period.

10. Off balance sheet commitments

  The company's commitments relating to the hedging of future currency to be cashed in or out during the next twelve months are as follows:

                       Amount in millions    Amount in millions (FRF)
                       (foreign currency)
                       __________________    ________________________

         .  USD                31                       174
         .  DEM                16                        55
         .  GBP                 5                        47

Other miscellaneous commitments appear in the table attached as an appendix.

11. Incorporation into the consolidated financial statements

  The financial statements of our company are consolidated on a like by like basis, using the equity method of consolidation, by our parent companies:

       CUMMINS ENGINE COMPANY, Inc., Columbus, Indiana, USA

       METRA CORPORATION, Helsinki, Finland

  In light of the insignificant nature of the subsidiaries held by CUMMINS WARTSILA, consolidated financial statements were not prepared.

12. Information concerning the remuneration of the directors

   This information was not provided, as it would have led to disclosure of the amount of an individual salary.

                  I.  MOVEMENT IN FIXED ASSETS - GROSS VALUE
                  __________________________________________
                                (FRF thousands)

                                                                      Gross
                              Situation                               Value
                               As of                                  As Of
                               1/1/98     Acquisitions   Disposals   12/31/98
                              _________   ____________   _________   ________
Intangible Fixed Assets
_______________________

Research & Development Costs                  6,150                    6,150

Goodwill                         12,760                               12,760

Licenses                             50                                   50

Software                         30,905       1,738                   32,643

Know-How W170 & W200            350,000      68,907                  418,907

Intangible Fixed Assets
 In-Progress                        500         416                      916
                                _______     _______       _______    _______

Total                           394,215      77,211                  471,426
                                _______     _______       _______    _______

Tangible Fixed Assets
_____________________

Land                                925                                  925

Buildings Fixtures Fittings     136,478      16,249         2,858    149,869

Technical Plant & Machinery     372,841      80,557        27,176    426,222

Other Tangible Fixed Assets      36,867       3,790         1,534     39,123

Tangible Fixed Assets
 In-Progress                     60,992     (26,974)                  34,018

Advances and Down Payments        1,014     (   890)                     124
                                _______     _______       _______    _______

Total                           609,117      72,732        31,568    650,281
                                _______     _______       _______    _______

              II.  MOVEMENT OF DEPRECIATION AND AMORTIZATION CHARGES
              ______________________________________________________
                                (FRF thousands)


                               Situation  Allocation   Depr. of   Situation
                                As of      for the     Disposed     As Of
                                1/1/98     Period       Assets     12/31/98
                               _________  __________   ________    ________
Intangible Fixed Assets
_______________________

Research & Development Costs                 2,050                   2,050

Goodwill                          6,380        638                   7,018

Licenses                                         5                       5

Software                         17,653      6,808                  24,461

Know-How W170 & W200              2,917     25,944                  28,861
                                _______    _______     _______     _______

Total                            26,950     35,445                  62,395
                                _______    _______     _______     _______

Tangible Fixed Assets
_____________________

Buildings Fixtures Fittings      53,312     10,393         872      62,833

Technical Plant & Machinery     193,482     47,057      15,765     224,774

Other Tangible Fixed Assets      20,919      4,977       1,140      24,756
                                _______    _______     _______     _______

Total                           267,713     62,427      17,777     312,363
                                _______    _______     _______     _______

                                                    III.  MOVEMENT OF ALL PROVISIONS
                                                    ________________________________

                                                              (FRF thousands)

                                                             ALLOCATIONS
REVERSAL
                                                      _______________________________
_______________________________
                                SITUATION   REGUL./                          EXTRA-
EXTRA-    SITUATION
                                01/01/98   MEDIUM SP  OPERATIONS  FINANCIAL  ORDINARY
OPERATIONS  FINANCIAL  ORDINARY  12/31/98
                                _________  _________  __________  _________  ________
__________  _________  ________  ________
Equity Interests and
Assimilated Accounts                4,570
4,570

Inventories & work-in-progress     59,217                20,646
19,645                           60,218
Doubtful debts France               9,349                   192
184                            9,357
Doubtful debts exports             24,505                 1,487
105                   235     25,652
Doubtful debts - other legal
 disputes                          27,534                19,897
7                           47,424
Other receivables                  10,533
350     10,183
Marketable securities
                                  _______    ______     _______     _____    _______
_______      _____     ______    _______

Total Depreciation on Current
 Assets:                          131,138                42,222
19,941                   585    152,834
                                  _______    ______     _______     _____    _______
_______      _____     ______    _______

Provision for Legal Disputes
 and Commitments
 .Legal disputes                   18,382        50       5,453
4,115                   215     19,555
 .Guarantees                       35,728                14,120
2,246                           47,602
 .Other provisions                  6,730
5,811                    27        892
                                  _______    ______     _______     _____    _______
_______      _____     ______    _______

Sub-total Contingency Provision    60,840        50      19,573
12,172                   242     68,049

Social-Foreign Exchange Losses      5,455                           9,094
5,406                 9,143

Provision for Restructuring
 and Retirement
 .Work to be carried out           88,406    (8,033)     69,880
67,642                           82,611
 .Provision for retirement
  indemnities                      40,672
12,396                11,265     17,011
 .Provision for 1998 planned
  redundancy scheme                                                         176,800
176,800
 .Other provisions                  3,500
3,200        300
                                  _______    ______     _______     _____   _______
_______      _____     ______    _______
Sub-total Provision for Losses    132,578    (8,083)     69,880             176,800
80,038                14,465    276,722
                                  _______    ______     _______     _____   _______
_______      _____     ______    _______

Total Provisions                  198,873    (7,983)     89,453     9,094   176,800
92,210      5,406     14,707    353,914
                                  _______    ______     _______     _____   _______
_______      _____     ______    _______
                                  334,581    (7,983)    131,675     9,094   176,800
112,151      5,406     15,292    511,318
                                  _______    ______     _______     _____   _______
_______      _____     ______    _______


                              IV.  TRADE RECEIVABLES
                              ______________________
                                  (FRF thousands)

                                AMOUNT      AMOUNT      GROSS
                               > 1 YEAR    < 1 YEAR     TOTAL    DEPRECIATION
                               ________    ________    _______   ____________

Receivables on Capitalized
Assets
 Receivables from controlled
  entities                        1,374                  1,374
 Loans                           18,558                 18,558

Current Assets Receivables

Trade receivables and
assimilated accounts

 France
  Affiliated companies                       31,091     31,091
  Other receivables                         107,373    107,373       24,696
  Commercial papers                          27,022     27,022
                                _______     _______    _______      _______
 Total France                               165,486    165,486       24,696
                                _______    ________    _______      _______
 Export
  Affiliated companies              542     146,069    146,611        6,877
  Other receivables                 587     192,734    193,321       50,860
  Commercial papers                              15         15
                                _______     _______    _______      _______
 Total Export                     1,129     338,818    339,947       57,737
                                _______    ________    _______      _______
 Total Receivables                1,129     504,304    505,433       82,433
                                _______    ________    _______      _______
Other Receivables
  Affiliated companies                       55,482     55,482
  Others                         14,467      66,813     81,280       10,183
                                _______    ________    _______      _______
  Total Other Receivables        14,467     122,295    136,762       10,183
                                _______    ________    _______      _______

                              V.  FINANCIAL LIABILITIES
                              _________________________
                                    (FRF thousands)


                                            1 <
                              MATURITY    MATURITY     MATURITY
                                DATE       DATE        DATE
                              < 1 YEAR    < 5 YEARS    > 5 YEARS     TOTAL
                              ________    _________   __________    _______

Medium-Term Loans              64,000      780,000                  844,000

Other Loans                    16,874        3,051      9,300        29,225
                               ______      _______      _____       _______
Total                          80,874      783,051      9,300       873,225

                    VI.  INCOME STATEMENT (SPECIAL FORMAT)
                    ______________________________________
                              (FRF thousands)


                                                   12/31/98        12/31/97
                                                   _________       _________

Production Sold                                      955,349       1,205,713
Change in inventory of finished goods & WIP           32,355         (23,994)
Self-created fixed assets                             75,971          13,256
                                                   _________       _________
Total Production:                                  1,063,675       1,194,975

Purchases adj. for changes in inventories           (878,092)       (896,643)
Other external charges                              (149,478)       (109,307)
Change in provision for losses                      ( 11,929)       (  6,744)
                                                   _________       _________
Value Added:                                          24,176         182,281

Operating subsidies                                    2,114           2,886
Taxes and assimilated payments                       (19,414)        (23,763)
Payroll charges                                     (277,028)       (308,040)
                                                   _________       _________
Operating Cash Flow:                                (270,152)       (146,636)

Depreciation and amortization charges               (100,308)       ( 66,958)
Change in provision on current assets               ( 21,295)       ( 22,698)
Change in contingency provision                     (  4,733)       (  4,004)
Other revenues                                         2,483          11,820
Other charges                                       (  6,156)       (  8,185)
                                                    _________       _________
Operating Income:                                   (400,161)       (236,661)

Share of income from joint ventures                        0           4,378
Financial income                                      23,724          51,426
Financial charges                                    (62,411)       ( 47,925)
                                                   _________       _________

Current Income:                                     (438,848)       (228,782)

"Exceptional" revenue                               (141,168)        265,022
"Exceptional" charges                               (  7,478)       ( 58,845)
                                                   _________       _________
Income Before Tax:                                  (587,494)       ( 22,605)

Corporate income tax                                   5,999           8,670
Income on disposal of fixed asset items                    7        (105,734)
                                                   _________       _________

Net Accounting Income:                             (581,488)        (119,669)
                                                  _________        _________

                     VII.  TABLE OF OFF BALANCE SHEET COMMITMENTS
                     ____________________________________________
                                    (FRF thousands)



                                                        AFFILIATED
TYPE OF COMMITMENT                           TOTAL      COMPANIES      OTHERS
__________________                          _______     __________    ________

Commitments given

Commercial guarantees provided by
 banks and other institutions                94,643                    94,643
Lease purchase commitments                    2,663                     2,663
                                            _______      _______      _______
Total                                        97,306                    97,306
                                            _______      _______      _______
Commitments received

Guarantees received from suppliers            5,679                     5,679
Guarantees on lines of credit               800,000      800,000
                                            _______      _______      _______
Total                                       805,679      800,000        5,679
                                            _______      _______      _______
Reciprocal commitments

Sale of foreign currency futures            174,278                   174,278
Purchase of foreign currency futures        102,657                   102,657
                                            _______      _______      _______
Total                                       276,935                   276,935
                                            _______      _______      _______


*sales and purchases of foreign currency are shown in the appendix.

                                           VIII - FINANCIAL RESULTS OVER THE LAST
FIVE YEARS

__________________________________________________


         (Articles 133, 135 and 148 of Decree n 67-236 of March 23, 1967 relating to commercial enterprises)

                                               1994            1995            1996
1997           1998
                                          _____________   _____________
_____________   _____________   ____________

1. Financial Situation at Period End
____________________________________
a. Share capital                            150,000,000     150,000,000
150,000,000     753,556,800    500,000,000
b. Number of existing ordinary shares         1,500,000       1,500,000
1,500,000       7,535,568      5,000,000
c. Number of preferred dividend shares          n/a             n/a            n/a
n/a              n/a
d. Maximum number of shares to be
   created in the future                        n/a             n/a            n/a
n/a              n/a

2. Global Results From Operations
_________________________________
a. Revenues before tax                    1,012,128,978   1,085,450,627
1,191,058,795   1,205,712,690    955,348,271
b. Income before tax, *depreciation &
   provisions                               (79,253,376)    257,827,072
17,971,164     (74,413,761)  (297,331,650)
c. Income tax                                   100,000         100,000
100,000         100,000        150,000
d. Income after tax, depreciation &
   provisions                               (66,662,423)     25,686,089
10,356,903    (119,669,536)  (581,488,331)
e. Profits distributed                          n/a            n/a             n/a
n/a               n/a

3. Results On A Per Share Basis
_______________________________
a. Income after tax but before
   depreciation & provisions                   (52.90)         171.82           11.91
(9.89)         (59.50)
b. Income after tax, depreciation
   and provisions                              (44.44)          17.12            6.90
(15.88)        (116.30)
c. Dividend paid on each share                  n/a             n/a             n/a
n/a             n/a

4. Personnel
____________
a. Number of employees at period end                998             669
727           1,049          1,004
b. Payroll                                  196,404,316     144,694,599
133,506,549     221,238,494    198,983,384
c. Social charges & assimilated amounts
   (social security, & social works),etc.    75,940,353      60,054,014
60,484,248      90,707,469     83,418,514
                                            ___________     ___________
___________     ___________    ___________

*Income before tax,depreciation,provisions
 and cancellation of receivables            (79,253,376)    257,827,072
17,971,164     (74,413,761)  (297,331,650)
                                            ___________     ___________
___________     ___________   ____________


                                          IX - INFORMATION ON PURCHASE LEASE
AGREEMENTS AS OF 12/31/98

____________________________________________________________

                                                                 (FRF thousands)

BALANCE SHEET
                    LEASED FIXED ASSETS
INCLUDING LEASED FIXED ASSETS
___________________________________________________________________________________
________________________________
                               INITIAL         DEPRECIATION CHARGES
GROSS
BALANCE SHEET ITEM             COST (1)   OF PERIOD (2)  ACCUMULATED (2)  NET VALUE
VALUE    DEPRECIATION  NET VALUE
__________________             ________   _____________  _______________  _________
_______  ____________  _________
Land
925                     925
Buildings                       3,545          142            1,135         2,410
153,415      63,968      89,447
Technical plant,
 equipment and machinery
426,221     224,773     201,448
Other fixed assets
39,123      24,756      14,367

Fixed assets in-progress
34,018                  34,018
Adv & down payments on orders
124                     124
                                _____          ___            _____         _____
_______     _______     _______

TOTALS                          3,545          142            1,135         2,410
653,826     313,497     340,329
                                _____          ___            _____         _____
_______     _______     _______


(1) Value of these assets upon signature of contracts.
(2) Allocation for the period and accumulated charges which would have been recorded if these assets had been acquired
    and depreciated on a straight-line basis.

                                                    PURCHASE LEASE COMMITMENTS
_____________________________________________________________________________________
________________________________
                               LEASE PAYMENTS MADE                OUTSTANDING LEASE
PAYMENTS
                               ________________________
_________________________________________________  RESIDUAL
                               OF THE                                     1 TO 5
> 5                    PURCHASE
BALANCE SHEET ITEM             PERIOD     ACCUMULATED    < 1 YEAR         YEARS
YEARS    TOTAL DUE     PRICE (1)
__________________             ________   _____________  _______________  _________
_______  ____________  _________
Land
Buildings                         367        3,069              367         1,774
396       2,537        126
Technical plant,
 equipment and machinery
Other fixed assets
Fixed assets in-progress
                                  ___        _____              ___         _____
___       _____        ___

TOTALS                            367        3,069              367         1,774
396       2,537        126
                                  ___        _____              ___         _____
___       _____        ___

(1) According to the contract.

                                          X - INFORMATION RELATING TO SUBSIDIARIES
AND EQUITY INTEREST

___________________________________________________________

                                                               (FRF thousands)
                                                                                LOANS
AND   AMOUNT OF

ADVANCES    DEPOSITS/                    DIVIDENDS
                                        OTHER    SHARE OF   ACCOUNTING VALUE
GRANTED BY  GUARANTEES    1998            RECEIVED
                                        SHARE    CAPITAL     OF SHARES HELD     CW
NOT YET  PROVIDED    REVENUES   INCOME  BY CW
                           CAPITAL     CAPITAL   HELD (%)   GROSS       NET     PAID
BACK    BY CW    (EXCL.TAXES)  1998   In 1998
                           _________  _________  _______  _________  _________
_________  __________ ____________ _______ _______

A. Detailed information
   on equity interests

1) Subsidiary (at least
   50% of capital held)

   Cummins Wartsila ACO    1,446,000   940,215    99.99   3,071,100  2,050,426
1,553,577     0        14,646,281  168,953    0
   Cummins Wartsila West
    Africa                   100,000  (430,524)  100.00     100,000    100,000
300,000     0        11,144,795  434,252    0
   Cummins Wartsila
    Moteurs S.A.                                            125,000    125,000

2) Equity interest (10 to
   50% of capital held)

B. Detailed information
   on other subsidiaries
   or equity interests

1) Subsidiaries not
   covered in paragraph A
   a) French subsidiaries                                 3,378,255          0
9,550,000     0                               0 (1)
   b) Foreign subsidiarie                                                    0
0                               0

2) Equity interests not
   covered in paragraph A
   a) in French
      companies                                              25,000          0
0                               0 (2)
   b) in Foreign
      companies                                                              0
0                               0


1) SACM ROUBAIX    : 100% depreciated
2) LEBOCEY         : 100% depreciated


                                                  XI.  DEFERRED AND CONTINGENT TAX
LIABILITY

__________________________________________

                                                      (FRF thousands)

                                               Situation at the beginning of the
period                  Movements of the period
                                         ___________________________________
________________________   _______________________
                                         Amount of     Deferred taxation
Contingent taxation
                                         Item       Receivables  Liabilities
Receivables  Liabilities    Increase    Decrease
                                         _________  ___________  ___________
___________  ___________   ___________  _________

Long-term capital gain taxed at 10%           450
128
Long-term capital gain taxed at 15%         2,029
481
Long-term capital gain taxed at 19%           488
94
Long-term capital losses                   60,368
22,137                                 15,857
Loss carry-forwards                       155,358      56,970
170,149
Deferred depreciation                     153,341      56,230
77,700
Provision for paid leave                   15,877       5,822
613
Provision for exchange rate losses          5,406       1,982
3,688
Contingent tax liability (FRF):             2,010         737
775
Provision for retirement indemnities       40,672      14,914
Amortization of goodwill                    6,380
2,339                         638     23,661
                                          _______     _______
______         ___         _______     ______
Total                                     442,379     136,655
24,476         703         252,175     40,906

Balance of deferred taxation                          136,655
Balance of contingent taxation
23,773


                                                     Situation at the end of the
period
                                         ___________________________________
________________________
                                         Amount of     Deferred taxation
Contingent taxation
                                         Item       Receivables  Liabilities
Receivables  Liabilities
                                         _________  ___________  ___________
___________  ___________

Long-term capital gain taxed at 10%           450
128
Long-term capital gain taxed at 15%         2,029
481
Long-term capital gain taxed at 19%           488
94
Long-term capital losses                   44,511
16,322
Loss carry-forwards                       325,507      119,363
Deferred depreciation                     231,041       84,723
Provision for paid leave                   15,264        5,597
Provision for exchange rate losses          9,094        3,335
Contingent tax liability (FRF):             1,235          453
Provision for retirement indemnities       17,011        6,238
Amortization of goodwill                    7,018
2,574
                                          _______      _______
______       ___
Total                                     653,648      219,709
18,896       703

Balance of deferred taxation                           219,709
Balance of contingent taxation
18,193

N.B.:  Corporate income tax rate at the beginning and end of the period:  36.67%


         XII.  ITEMS RELATING TO SEVERAL BALANCE SHEET ITEMS AND
               CONCERNING AFFILIATED COMPANIES
         _______________________________________________________
                              (FRF thousands)


                                            GROSS                      NET
                                            AMOUNT     DEPRECIATION   AMOUNT
                                            _______    ____________  ________
1 - ASSETS
__________

1.1 FIXED ASSETS
________________

   Equity interests                           3,296        1,021        2,275
   Receivables from controlled entities       1,374                     1,374

1.2 CURRENT ASSETS
__________________

   Advances & down payments on orders         1,192                     1,192
   Trade receivables and assimilated
    accounts                                177,702        6,877      170,825
   Other receivables                         55,482                    55,482


2 - LIABILITIES
_______________

    Equity loan
    Other cash advances                                                   587
    Other loans                                                           406
    Advances on orders-in-progress                                     20,093
    Trade payables and assimilated
     accounts                                                          85,206
    Other liabilities                                                   5,095


    Financial revenue
    Financial charges                                                   8,872


Affiliated companies:
                      Cummins
                      Cummins Wartsila West Africa
                      Cummins Wartsila ACO
                      Cummins Wartsila Moteur S.A.
                      Wartsila (Consolidated Group)
                      Metra Finance

                                              XIII - BREAKDOWN OF WORKFORCE -
SITE/SECTOR

___________________________________________


                               MULHOUSE   SURGERES   NEUILLY   COURBEVOIE
VENISSIEUX   GEMENOS      UK       TOTAL
                               ________   ________   _______   __________
__________   _______   ________   _______
Workers                           217         48
265

Fitters                            35         13                    4
52

Middle Management                 268        138                   10           9
4                     429

Executives                        174         58                    6           2
1                     241

Apprentices

UK
17          17


12/31/98                          694        257                   20          11
5          17       1,004

12/31/97                          782        221        1          21          12
6           6       1,049


                        XIV RECONCILIATION TO US GAAP
                        _____________________________



In accordance with requests from Cummins Group, a reconciliation to US GAAP is presented below:

XIV.1  Reconciliation of net result
                                                                FRF `000
                                                      Note        1998
                                                     ______     _________
Net statutory result                                            (581,488)
Deferred taxation                                    XIV.3        28,502
Assets not capitalized in US GAAP                    XIV.4a        1,114
Adjustment of depreciation period:                   XIV.4b        1,355
equipment
R&D costs capitalized in French                      XIV.4c     (  4,516)
accounts
R&D costs `know how' capitalized in                  XIV.4c     ( 42,963)
French Accounts
Expenses spread for tax purposes                     XIV.4e     (  4,613)
Unrealized exchange gains                            XIV.5      (  4,030)
                                                                _________
Net result US GAAP                                              (606,639)
                                                                _________

XIV.2 Reconciliation of equity
                                                                FRF `000
                                                      Note        1998
                                                     ______     _________

Net equity statutory                                              73,544
Deferred taxation                                    XIV.3        84,561
Assets not capitalized in US GAAP                    XIV.4a       (3,876)
Adjustment of depreciation period:                   XIV.4b        6,292
equipment
R&D costs capitalized in French                      XIV.4c     (  5,016)
accounts
R&D costs `know how' capitalized in                  XIV.4c     (390,046)
French Accounts
Expenses spread for tax purposes                     XIV.4e     (  4,613)
Unrealized exchange gains                            XIV.5         2,596
                                                                _________
Net equity US GAAP                                              (236,558)
                                                                _________

XIV.3  Deferred taxation

In accordance with french accounting regulation, no deferred taxation has been recognised in French accounts.

In US GAAP, only tax losses carried forward having no expiry date have been capitalized using the enacted tax rate (36.6%)

XIV.4  Adjustment on assets

In accordance with accounting policies used in the Cummins Group, adjustments have been made on fixed assets to revise the economic useful lives of some significant assets.

Most significant adjustments are as follows:

a) Some assets, having a net book value of KFF 3,876 should have been expensed upon purchase in accordance with Group accounting policy. Net assets and net profit (depreciation charge)are adjusted accordingly.

b) Some equipment are depreciated in statutory accounts over a 10 year period (tax rates). Economic useful lives of these assets have been estimated by management to be 20 years. Net assets and net profit (depreciation charge) are adjusted accordingly.

c) Research and development should be expensed as incurred. For tax purposes, and in accordance with French accounting rules, such costs can be capitalised under some circumstances and amortized. The R&D expenses of Cummins Wartsila have been reversed back to P/L.

d) For tax purposes, some expenses can be capitalised and amortized over a maximum of 5 years. All these expenses have been reversed back to P/L.

No deferred taxation is recorded on these items due to immateriality.

XIV.5.  Unrealized exchange gains

In accordance with French regulation, unrealized exchange gains are kept in the balance sheet while unrealized exchange losses are provided for. In accordance with US GAAP, assets and liabilities are valued at market value using year-end exchange rates. Unrealized exchange gains or losses are recorded as profit or losses.

XIV.6  Statement of comprehensive income
                                                         1998
                                                       _________

Net income (US GAAP)                                   (606,639)
Foreign currency translation adjustments,
 net of nil deferred taxation                          ( 15,865)
                                                       _________
Comprehensive income (US GAAP)                         (622,504)
                                                       _________

XIV.7  Cash flow statement (US GAAP)

In accordance with French accounting regulation, no cash flows statement needs to be presented. The cash flow for Cummins Wartsila in 1998 is as follows:

                                                          Year Ended
                                                       December 31, 1998
                                                       _________________
Operating activities
 Net loss (US GAAP                                         (606,639)
 Depreciation & amoirtization of property, plant
  and equipment (US GAAP)                                    68,693
 Change in provisions (except restructuring)               (     63)
 Provision for restructuring                                176,800
 Other non cash profits                                       4,531
 Increase (decrease) in cash from:
  accounts receivable and other assets                     (119,764)
  inventories                                              ( 21,065)
  accounts payable and accruals                              38,571
                                                           ________
Net cash used in operating aactivities                     (458,936)
                                                           ________
Investing activities
 Purchase of property, plant and equipment                 ( 75,086)
                                                           ________
Net cash used in investing activities                      ( 75,086)
                                                           ________
Financing activities
  Change in interest bearing current accounts              (286,799)
  Change in long term debt (external)                       769,333
                                                           ________
Net cash from financing activities                          482,534
                                                           ________
Effect of exchange rate on cash and cash equivalent           1,502
                                                           ________
Net increase (decrease) in cash and cash equivalent        ( 49,986)
                                                           ________
Cash and cash equivalent, beginning of period                65,666
Cash and cash equivalent, end of period                      15,680

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


Date:  June 30, 1999