Form 10-Q
period 1999-06-27
CUMMINS ENGINE CO INC
filed 1999-08-10
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended June 27, 1999       Commission File Number 1-4949
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

     As of June 27, 1999, the number of shares outstanding of the registrant's only class of common stock was 41.9 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Second          3
         Quarter and First Half Ended June 27, 1999 and
         June 28, 1998

         Consolidated Statement of Financial Position at            4
         June 27, 1999 and December 31, 1998

         Consolidated Statement of Cash Flows for the First         5
         Half Ended June 27, 1999 and June 28, 1998

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         9
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 6.  Exhibits and Reports on Form 8-K                          14

         Index to Exhibits                                         15

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                   FOR THE SECOND QUARTER AND FIRST HALF
                   ENDED JUNE 27, 1999 AND JUNE 28, 1998
                                Unaudited
                   _____________________________________



                                        Second Quarter        First Half
                                       ________________    ________________
Millions, except per share amounts      1999      1998      1999      1998
__________________________________     ______    ______    ______    ______

Net sales                              $1,667    $1,635    $3,172    $3,135
Cost of goods sold                      1,296     1,266     2,500     2,426
Special charge                              -         -         -        43
                                       ______    ______    ______    ______
Gross profit                              371       369       672       666
Selling & administrative expenses         200       199       378       401
Research & engineering expenses            60        65       114       132
Net expense from joint ventures
  and alliances                             5         6        12        10
Interest expense                           19        18        38        35
Other expense (income), net                 3         -        10        (7)
                                       ______    ______    ______    ______
Earnings before income taxes               84        81       120        95
Provision for income taxes                 25        24        35        28
Minority interest                           1         4         3         7
                                       ______    ______    ______    ______
Net earnings                           $   58    $   53    $   82    $   60
                                       ______    ______    ______    ______
                                       ______    ______    ______    ______

Basic earnings per share               $ 1.51    $ 1.39    $ 2.14    $ 1.57
Diluted earnings per share               1.50      1.38      2.13      1.55
Cash dividends declared per share        .275      .275       .55       .55

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
               ____________________________________________

Millions, except per share amounts                   6/27/99     12/31/98
__________________________________                   _______     ________

Assets
Current assets:
  Cash and cash equivalents                          $   67       $   38
  Receivables                                         1,015          833
  Inventories                                           760          731
  Other current assets                                  274          274
                                                     ______       ______
                                                      2,116        1,876
Investments and other assets                            303          280
Property, plant & equipment less accumulated
 depreciation of $1,469 and $1,424                    1,626        1,671
Goodwill, net of amortization of $24 and $17            380          384
Other intangibles, deferred taxes and deferred
 charges                                                345          331
                                                     ______       ______
Total assets                                         $4,770       $4,542
                                                     ______       ______
                                                     ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                      $   54       $   64
  Current maturities of long-term debt                   26           26
  Accounts payable                                      415          340
  Other current liabilities                             751          641
                                                     ______       ______
                                                      1,246        1,071
                                                     ______       ______
Long-term debt                                        1,118        1,137
                                                     ______       ______
Other liabilities                                     1,008        1,000
                                                     ______       ______
Minority interest                                        71           62
                                                     ______       ______

Shareholders' investment:
 Common stock, $2.50 par value, 48.2 and 48.1
  shares issued                                         121          120
 Additional contributed capital                       1,124        1,121
 Retained earnings                                      707          648
 Accumulated other comprehensive income                (173)        (167)
 Common stock in treasury, at cost, 6.3 and 6.1
  shares                                               (250)        (240)
 Common stock held in trust for employee benefit
  plans, 3.5 and 3.6 shares                            (167)        (172)
 Unearned compensation (ESOP)                          ( 35)        ( 38)
                                                      _____        _____
                                                      1,327        1,272
                                                     ______       ______
Total liabilities and shareholders' investment       $4,770       $4,542
                                                     ______       ______
                                                     ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               Unaudited
                   ____________________________________


                                                    First Half Ended
                                                  ______________________
Millions                                          6/27/99        6/28/98
________                                          _______        _______

Cash flows from operating activities:
 Net earnings                                      $ 82           $ 60
                                                   ____           ____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                    114             98
   Restructuring actions                           ( 11)          ( 11)
   Accounts receivable                             (188)          (165)
   Inventories                                     ( 28)          ( 48)
   Accounts payable and accrued expenses            200            115
   Income taxes payable                               8           (  6)
   Equity in losses of joint ventures and
    alliances                                        16             16
   Other                                           ( 10)            17
                                                   ____           ____
   Total adjustments                                101             16
                                                   ____           ____
 Net cash provided by operating activities          183             76
                                                   ____           ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                        ( 80)          (154)
  Disposals                                          21              4
 Investments in joint ventures and alliances       ( 37)          (  6)
 Acquisition and disposition of businesses            3           (466)
 Other                                                2              1
                                                   ____           ____
 Net cash used in investing activities             ( 91)          (621)
                                                   ____           ____
Net cash flows provided by (used in)
 operating and investing activities                  92           (545)
                                                   ____           ____

Cash flows from financing activities:
 Proceeds from borrowings                             -            711
 Payments on borrowings                            ( 17)          (117)
 Net payments under credit agreements              ( 10)          ( 37)
 Repurchases of common stock                       ( 10)             -
 Dividend payments                                 ( 23)          ( 23)
 Other                                             (  3)             3
                                                   ____           ____
 Net cash (used in) provided by
  financing activities                             ( 63)           537
                                                   ____           ____

Effect of exchange rate changes on cash               -           (  1)
                                                   ____           ____

Net change in cash and cash equivalents              29           (  9)
Cash & cash equivalents at beginning of the year     38             49
                                                   ____           ____
Cash & cash equivalents at end of the first half   $ 67           $ 40
                                                   ____           ____
                                                   ____           ____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited
                __________________________________________



Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended June 27, 1999 and June 28, 1998 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

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

1999
____
Basic                                       $58         38.5        $1.51
Options                                       -           .2
                                            ___         ____
Diluted                                     $58         38.7        $1.50
                                            ___         ____
                                            ___         ____
1998
____
Basic                                       $53         38.5        $1.39
Options                                       -           .3
                                            ___         ____
Diluted                                     $53         38.8        $1.38
                                            ___         ____
                                            ___         ____


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

1999
____
Basic                                       $82         38.5        $2.14
Options                                       -           .2
                                            ___         ____
Diluted                                     $82         38.7        $2.13
                                            ___         ____
                                            ___         ____
1998
____
Basic                                       $60         38.5        $1.57
Options                                       -           .3
                                            ___         ____
Diluted                                     $60         38.8        $1.55
                                            ___         ____
                                            ___         ____

Note 7. Comprehensive Income: Comprehensive income, which includes net income and all other nonowner changes in equity during a period, is as follows:

                                             Second Quarter Ended
Millions                               June 27, 1999     June 28, 1998
________                               _____________     _____________

Net income                                 $ 58               $ 53
Unrealized gain (loss) on
 securities, net of tax                       -                ( 1)
Translation loss, net of tax                 (7)               (33)
                                           ____               ____
Comprehensive income                       $ 51               $ 19
                                           ____               ____
                                           ____               ____


                                               First Half Ended
Millions                               June 27, 1999     June 28, 1998
________                               _____________     _____________

Net income                                 $ 82               $ 60
Unrealized gain (loss) on
 securities, net of tax                       1                ( 1)
Translation loss, net of tax                 (7)               (52)
                                           ____               ____
Comprehensive income                       $ 76               $  7
                                           ____               ____
                                           ____               ____


Note 8. Segment Information: Operating segment information is as follows:

                                               Power      Filtration
Millions                            Engine   Generation   And Other    Total
________                            ______   __________   __________   ______

Second Quarter Ended June 27, 1999
__________________________________
Net sales                           $1,095      $305         $267      $1,667
Earnings before interest and
 income taxes                           59        11           33         103
Net assets                             974       509          815       2,298

Second Quarter Ended June 28, 1998
__________________________________
Net sales                           $1,049      $313         $273      $1,635
Earnings before interest and
 income taxes                           56        10           33          99
Net assets                           1,191       534          809       2,534

First Half Ended June 27, 1999
______________________________
Net sales                           $2,095      $556         $521      $3,172
Earnings before interest and
 income taxes                           86        13           59         158

First Half Ended June 28, 1998
______________________________
Net sales                           $2,002      $604         $529      $3,135
Earnings before interest,
 income taxes & special charges        104        12           57         173
Special charges                         43         -            -          43
Earnings before interest and
 income taxes                           61        12           57         130


Reconciliation to Consolidated Financial Statements:

                                                      Second Quarter Ended
Millions                                              6/27/99      6/28/98
________                                              _______      _______

Earnings before interest and income taxes
 for reportable segments                              $  103       $   99
Interest expense                                          19           18
                                                      ______       ______
Earnings before income taxes                          $   84       $   81
                                                      ______       ______
                                                      ______       ______


Net assets for reportable segments                    $2,298       $2,534
Liabilities deducted in arriving at net assets         2,116        1,716
Deferred tax assets not allocated to segments            334          256
Debt-related costs not allocated to segments              22           22
                                                      ______       ______
Total assets                                          $4,770       $4,528
                                                      ______       ______
                                                      ______       ______


                                                        First Half Ended
Millions                                              6/27/99      6/28/98
________                                              _______      _______

Earnings before interest and income taxes
 for reportable segments                              $  158       $  130
Interest expense                                          38           35
                                                      ______       ______
Earnings before income taxes                          $  120       $   95
                                                      ______       ______
                                                      ______       ______

Note 9. Investments to Joint Ventures and Alliances: Summary financial information for the joint ventures and alliances was as follows:

                                  Year Ended December 31
                                  ______________________

$ Millions                      1998        1997        1996
__________                     ______      ______      ______

Net sales                      $1,245      $1,307      $1,328
Gross profit                       25         111          84
Net earnings (loss)              (105)          5           3
Cummins' share                   ( 52)          2           2

Current assets                 $  527      $  447
Noncurrent assets                 613         533
Current liabilities              (406)       (258)
Noncurrent liabilities           (455)       (305)
                               ______      ______
Net assets                     $  279      $  417
                               ______      ______
                               ______      ______

Cummins' share                 $  136      $  204
                               ______      ______
                               ______      ______


Note 10. Restructuring and Other Non-Recurring Charges: The Company is continuing the restructuring plan implemented in the third quarter of 1998. As of June 27, 1999, approximately $60 million has been charged against the liabilities associated with these actions. The Company does not currently anticipate any material changes in the original charges recorded for these actions. Activity in the major components of these charges is as follows:

                                                         Charges
                                                   __________________
                                       Original            Q1     Q2    Balance
$ Millions                             Provision   1998   1999   1999   6/27/99
__________                             _________   _____  _____  _____  _______
Restructuring of majority-owned
 operations:
   Workforce reductions                  $ 38      $(12)  $( 5)  $( 5)    $16
   Asset impairment loss                   22         -    ( 1)   ( 4)     17
   Facility consolidations & other         17       ( 8)   ( 2)     -       7
                                         ____      ____   ____   ____     ___
                                           77       (20)   ( 8)   ( 9)     40
                                         ____      ____   ____   ____     ___
Restructuring of joint venture
 operations:
   Workforce reductions                  $ 11      $  -   $  -   $( 2)    $ 9
   Tax asset impairment loss                7         -      -    ( 7)      -
   Facility & equipment-related costs       5         -      -      -       5
                                         ____      ____   ____   ____     ___
                                           23         -      -    ( 9)     14
                                         ____      ____   ____   ____     ___
Inventory write-downs associated
 with exit activities                      14       ( 5)   ( 4)   ( 5)      -
                                         ____      ____   ____   ____     ___
Total                                    $114      $(25)  $(12)  $(23)    $54
                                         ____      ____   ____   ____     ___
                                         ____      ____   ____   ____     ___

                      CUMMINS ENGINE COMPANY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS, CASH FLOW AND FINANCIAL CONDITION
       ________________________________________________________


Overview
________

Net sales were a record $1.67 billion in the second quarter of 1999, 2 percent higher than the second quarter of 1998. Earnings before interest and taxes in the second quarter of 1999 were also a record, totaling $103 million or 6.2 percent of sales. Net earnings were $58 million or $1.50 per share compared to $53 million or $1.38 per share in the second quarter of 1998. Net earnings for the first half of 1999 were $82 million or $2.13 per share compared to $60 million or $1.55 per share in the first half of 1998.

Results of Operations
_____________________

     Net Sales:
     __________


Revenues from sales of engines were 56 percent of the Company's net sales in the second quarter of 1999, with engine revenues 3 percent higher than second-quarter 1998 and unit shipments 2 percent higher. Revenue increased more than unit shipments due to higher heavy-duty engine sales, primarily in the North American heavy-duty truck market.

                                      Second Quarter         First Half
                                      _______________     ________________
Unit Shipments                         1999     1998        1999     1998
______________                        ______   ______     _______  _______

Midrange Engines                      76,600   77,300     150,300  142,300
Heavy-duty Engines                    30,600   27,400      57,400   54,300
High-horsepower Engines                2,200    2,700       4,200    4,900
                                     _______  _______     _______  _______
                                     109,400  107,400     211,900  201,500
                                     _______  _______     _______  _______
                                     _______  _______     _______  _______


Revenues from non-engine products, which were 44 percent of net sales in the second quarter of 1999, were essentially flat compared to the second quarter of 1998.

The Company's sales for each of its key businesses during the comparative periods were:

                                  Second Quarter          First Half
                                  _______________       _______________
$ Millions                         1999     1998         1999     1998
__________                        ______   ______       ______   ______

Automotive markets                $  820   $  755       $1,580   $1,439
Industrial markets                   275      294          515      563
                                  ______   ______       ______   ______
Engine Business                    1,095    1,049        2,095    2,002
Power Generation Business            305      313          556      604
Filtration Business & Other          267      273          521      529
                                  ______   ______       ______   ______
                                  $1,667   $1,635       $3,172   $3,135
                                  ______   ______       ______   ______
                                  ______   ______       ______   ______


In the second quarter of 1999, engine business revenues of $1.1 billion increased 4 percent as compared to the second quarter of 1998, primarily due to the strength of the North American automotive market.

Sales of $820 million in the second quarter of 1999 for automotive markets were 9 percent higher than the second quarter of 1998. Heavy-duty truck revenues increased 17 percent from the second quarter of 1998 due to the strong market in North America, partially offset by reduced demand in Mexican automotive markets.

Medium-duty truck revenues decreased 3 percent from the second quarter of 1998 due to lower sales of kits into Turkey, where the truck market has declined 90 percent from the prior year. Revenues from the sales of engines for medium-duty trucks in the second quarter of 1999 remained flat with the prior year's quarter on a 10-percent increase in units. This variance reflected a mix shift towards engines with a lower selling price and margin.

Revenues of the bus and light commercial vehicle market were 1 percent higher than the second quarter of 1998. In the second quarter of 1999, Cummins shipped 23,700 engines to DaimlerChrysler, 7 percent lower than the second-quarter 1998 level. The decrease in sales to DaimlerChrysler was offset by record shipments to the North American bus and recreational vehicle market, where volumes were 34 percent higher than the year-ago quarter. Shipments for international bus markets declined 25 percent from the second quarter of 1998, due to lower sales into Mexico.

Sales to industrial markets were 6 percent lower than the second quarter of 1998, due to decreased volume and a shift in product mix. Engine revenues for this market were down 10 percent on an 8-percent decrease in units. Construction equipment business increased 8 percent compared to second quarter 1998, while agricultural equipment demand declined 57 percent from the prior year's quarter. Sales to marine markets increased 33 percent from second quarter 1998, with a shift to more mid-range engines in recreational applications. Mining market sales decreased 27 percent as compared to the second quarter of 1998, reflecting lower high-horsepower engine volumes.

In the second quarter of 1999, sales for the Company's power generation business decreased 3 percent compared to second quarter 1998. Sales of the Company's generator sets were 1 percent above second quarter last year with increased sales in North America largely offset by declines in China and Latin America. Engine sales to generator set assemblers were down 19 percent from the second quarter of 1998 due to lower Asian demand. However, generator set sales for the recreational vehicle market in North America continued to be strong, with revenues 9 percent above the year-ago quarter.

Filtration business and other sales were $267 million in the second quarter of 1999, a decrease of 2 percent from the second quarter of 1998. Within the filtration business, the Company was impacted by the global decline in agricultural equipment sales, offset by new business gained in truck, agricultural and construction markets. Sales of international company-owned distributors included in this segment decreased 14 percent compared to the second quarter of 1998.

In total, international markets represented 39 percent of the Company's revenues in the second quarter of 1999. The Company experienced declines in many of the international markets in which it participates. Sales to Europe and the CIS, representing 12 percent of the Company's sales in the second quarter of 1999, were 3 percent lower than the prior year's quarter. Business in Mexico, Brazil and Latin America represented 5 percent of sales in the second quarter of 1999, with revenues 28 percent below the year-ago levels. Asia and Australian markets, in total, represented 12 percent of sales in the second quarter of 1999 as compared to 13 percent in the prior year's quarter. Sales to Canada, representing 9 percent of sales in the second quarter of 1999, were 22 percent higher than the second quarter of 1998.

     Gross Margin:
     _____________

The Company's gross margin percentage was 22.3 percent in the second quarter of 1999, compared to 22.6 percent in the prior year's quarter. The decreased margin in 1999 was due to higher product coverage costs and a change in product mix, mitigated by a reduction in product cost and higher sales volume. For the first half of 1999, gross margin percentage was 21.2 percent, equal to the first half of 1998 including the special charge recorded for product coverage. Gross margin percentage excluding the special charge was 22.6 percent in the first half of 1998.

     Operating Expenses:
     ___________________

Selling and administrative expenses as a percent of sales were 12.0 percent in the second quarter of 1999, compared to 12.2 percent in the second quarter of 1998, with total spending remaining flat. Research and engineering expenses declined from 4.0 percent of sales in the second quarter of 1998 to 3.6 percent in the second quarter of 1999. These improvements are primarily a result of the Company's cost reduction initiatives.

The Company is continuing the restructuring plan implemented in the third quarter of 1998. As of June 27, 1999, approximately $60 million has been charged against the liabilities associated with these actions. The Company does not currently anticipate any material changes in the original charges recorded for these actions.

The Company's losses from joint ventures and alliances were $1 million lower in the second quarter of 1999 as compared to the second quarter of 1998 due to a decrease in losses at the Company's joint venture with Wartsila.

     Year 2000:
     __________

The Company continues to address the impact of the Year 2000 issue on its businesses worldwide. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. With respect to the Company, this issue affects not only computer systems but also machinery and equipment used in production that may contain embedded computer technology. The Company substantially met its goal of Year 2000 readiness by June 30, 1999. Outstanding issues and plans to resolve them are addressed below.

The Company's Year 2000 program is a centrally coordinated, enterprise-wide effort which is carried out by the Company's Year 2000 Program Office under the leadership of the Director of the Year 2000 Program. The Year 2000 program is implemented at each of the Company's facilities and is overseen by a Year 2000 coordinator located at each site. The Company's Year 2000 Program Office monitors the progress and compliance of its facilities through audits and reports by the Year 2000 coordinators. In addition to internal resources, the Company continues to retain external resources to assist with its Year 2000 program. The Company believes that it is taking full advantage of its internal resources and all necessary external resources to understand, identify, and correct all Year 2000 issues within its control.

The Company's Year 2000 program involves:
1) mainframe (legacy systems); 2) distributed computing (includes manufacturing and warehousing systems, end user computing, facility systems, laboratory equipment, technical infrastructure and remote business systems); 3) products; 4) suppliers; 5) business readiness and contingency planning and 6) communication. The general phases of the program are: a) inventory; b) analyze and prioritize; c) determine compliance; d) remediate, replace, or retire and e) test, implement, audit and maintain.

Mainframe, Distributed Computing:
The Company completed the inventory, analysis and prioritization phases of its mainframe and distributed computing in 1998. Testing began in 1998 and will continue through 1999. Virtually all outstanding remediation and implementation work was completed by the end of the second quarter of 1999. Some outstanding issues remain. These were discovered through the Company's quality assurance activities and also through the regular testing and review process. Approximately 15 of the Company's 142 sites continue to resolve Year 2000 issues. Some of the issues currently being addressed involve software programs such as the "ALPS" program (Aftermarket Logistics and Planning System) used by the Company's aftermarket and distributor locations. The next six months will be used to address these and any other outstanding issues that emerge and to complete related contingency plans. The Company will use its best efforts to ensure that any outstanding Year 2000 item will be completed before the end of 1999.

Products:
During the first quarter of 1999, the Company announced that its commercial products met the Company's Year 2000 compliance standards.

Suppliers:
The greatest area of potential risk is the supply chain. This is particularly true because the Company utilizes sole suppliers for certain critical components used in the manufacture of the Company's products. The high level of skill and expertise required to develop certain components makes it impractical and sometimes impossible to change such suppliers quickly. The failure of a sole supplier may lead to a delay in production and/or business interruption. To mitigate this, the Company initiated a global effort in 1997 to evaluate its business critical suppliers. The Company continues its efforts to review the Year 2000 readiness of key suppliers through a formal program of prioritization and communication using questionnaires and /or follow up contacts, as appropriate. To further the Company's efforts with suppliers, the Company continues to be a member of the Automotive Industry Action Group (AIAG). The Company completed the identification of high-risk suppliers in April 1999 and has continued to update this information as additional AIAG surveys are completed. Contingency plans for suppliers that have been identified as "high-risk" are being developed.

Business Readiness and Contingency Planning:
The Company believes that its "reasonably likely worst case scenarios" may involve the failure of third parties with whom the Company does business to address Year 2000 issues. As a result, the Company is taking steps to minimize the impact of its exposure to Year 2000 risks outside its control. In the following months, the Company will continue to focus on business readiness and contingency planning to address possible external Year 2000 problems. A significant part of this effort will be the evaluation of the risk to the Company's operations from external sources, and the development of strategies to manage those risks. The Company's efforts in this regard include identifying alternate suppliers, setting up work-arounds and adjusting inventory levels. The Company's contingency planning also covers the identification and evaluation of risk areas at the Company's international locations and international independent distributors, particularly at countries that have been identified as behind in their Year 2000 readiness efforts. The Company is providing information on country and industry risk to its international locations, and is also considering country risk in the development of its contingency plans. Contingency plans will also address any potential internal issues that may arise.

Communication:
The Company continues to receive and respond to customer inquiries regarding the general Year 2000 readiness of the Company, and the Year 2000 compliance of the Company's commercial products. The inquiries and responses take the form of telephone calls, written communication and electronic mail. For the convenience of its customers, the Company also maintains a Year 2000 Internet website at www.cummins.com/custasis/y2k.html. The Company's product compliance information is also included on that website. The Company also maintains an Intranet Year 2000 website for the use of its employees.

Costs:
The Company expects to incur total expenditures of approximately $45 million in connection with its Year 2000 program and remediation efforts. To date, the Company has incurred approximately $37 million in costs relating to its Year 2000 efforts.

There can be no assurances that the systems or products of third parties relied upon by the Company, such as suppliers, vendors or significant customers, will be timely converted or that a failure by such third parties, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Other undiscovered factors related to the Year 2000 issue may also have potential for an adverse effect on the Company. Such adverse effects may include an adverse effect on the Company's revenues. The estimated time of completion and success of the Company's Year 2000 program and compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of trained personnel, the ability to locate and correct all relevant computer code, and failure by third parties.

     Other:
     ______

Interest expense was $19 million in the second quarter of 1999, compared to $18 million in the prior year's quarter. Other expense increased $3 million from the second quarter of 1998, with the variance resulting from non-recurring transactions recorded in the prior year.

     Provision for Income Taxes:
     ___________________________

The Company's income tax provision in the second quarter of 1999 was $25 million, reflecting an effective tax rate of 29 percent for the year.

Cash Flow and Financial Condition
_________________________________

Key elements of cash flows were:
                                                     First Half
                                                 _________________
$ Millions                                       1999        1998
__________                                       _____       _____

Net cash provided by operating activities        $ 183       $( 76)
Net cash used in investing activities              (91)       (621)
Net cash (used in) provided by
 financing activities                              (63)        537
Effect of exchange rate changes on cash              -        (  1)
                                                 _____       _____
Net change in cash and cash equivalents          $  29       $(  9)
                                                 _____       _____
                                                 _____       _____

In the first half of 1999, net cash provided by operating activities was $183 million. The high level of net cash requirements for investing activities in the first half of 1998 was due primarily to the acquisition of Nelson and planned capital expenditures of $154 million. In the first quarter of 1998, the Company issued $765 million face amount of notes and debentures to support working capital and to complete the acquisition of Nelson.

FORWARD-LOOKING STATEMENTS
__________________________

When used herein, the terms "expect, plan, anticipate, believe" or similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements.

The Company has included certain forward-looking statements in this Management's Discussion and Analysis of Results of Operations, Cash Flow and Financial Condition and in the Company's press releases, teleconferences and other external communications. These statements are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and various assumptions made by management which are difficult to predict. Among the factors that could affect the outcome of the statements are general industry and market conditions and growth rates. Therefore, actual outcomes and their impact on the Company may differ materially from what is expressed or forecasted. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                       PART II.  OTHER INFORMATION
                       ___________________________

Item 6.  Exhibits and Reports on Form 8-K:
__________________________________________

(a) See the Index to Exhibits on page 15 for a list of exhibits filed herewith.

(b) The Company was not required to file a Form 8-K during the second quarter of 1999.





                            Signatures
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/Rick J. Mills
     _________________
     Rick J. Mills
     Vice President - Corporate Controller
     (Chief Accounting Officer)                         August 10, 1999

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________



27       Financial Data Schedule (filed herewith)