Form 10-Q
period 1999-09-26
CUMMINS ENGINE CO INC
filed 1999-10-29
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended September 26, 1999     Commission File Number 1-4949
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

     As of September 26, 1999, the number of shares outstanding of the registrant's only class of common stock was 41.4 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Third           3
         Quarter and Nine Months Ended September 26, 1999
         and September 27, 1998

         Consolidated Statement of Financial Position at            4
         September 26, 1999 and December 31, 1998

         Consolidated Statement of Cash Flows for the Nine          5
         Months Ended September 26, 1999 and September 27, 1998

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         9
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 6.  Exhibits and Reports on Form 8-K                          14

         Index to Exhibits                                         15

                         CUMMINS ENGINE COMPANY, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                     FOR THE THIRD QUARTER AND NINE MONTHS
                ENDED SEPTEMBER 26, 1999 AND SEPTEMBER 27, 1998
                _______________________________________________
                                   Unaudited
                                   _________



                                        Third Quarter         Nine Months
Millions, except per share amounts      1999      1998       1999      1998
__________________________________     ______    ______     ______    ______

Net sales                              $1,631    $1,525     $4,803    $4,660
Cost of goods sold                      1,270     1,218      3,770     3,644
Special charges                             -        49          -        92
                                       ______    ______     ______    ______
Gross profit                              361       258      1,033       924
Selling and administrative expenses       192       191        570       592
Research and engineering expenses          67        61        181       193
Net expense from joint ventures
 and alliances                              8         8         20        18
Interest expense                           18        17         56        52
Other expense (income), net                 3        (1)        13       ( 8)
Restructuring and other non-recurring
 charges                                    -       125          -       125
                                        _____    ______      _____    ______
Earnings (loss) before income taxes        73      (143)       193       (48)
Provision (benefit) for income taxes       19      ( 35)        54        (7)
Minority interest                           1         2          4         9
                                       ______    ______    _______   _______
Net earnings (loss)                    $   53    $ (110)   $   135   $   (50)
                                       ______    ______    _______   _______
                                       ______    ______    _______   _______

Basic earnings (loss) per share       $  1.37    $(2.86)   $  3.50   $ (1.30)
Diluted earnings (loss) per share        1.35     (2.86)      3.48     (1.30)
Cash dividends declared per share     $  .275    $ .275    $  .825   $  .825

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________
                                Unaudited
                                _________



Millions, except per share amounts                    9/26/99      12/31/98
__________________________________                    _______      ________

Assets
Current assets:
  Cash and cash equivalents                            $   60       $   38
  Receivables, net of allowances of $14 & $12           1,104          833
  Inventories                                             799          731
  Other current assets                                    279          274
                                                       ______       ______
                                                        2,242        1,876
Investments and other assets                              289          280
Property, plant and equipment, net of accumulated
 depreciation of $1,504 & $1,424                        1,616        1,671
Goodwill, net of amortization of $27 and $17              377          384
Other intangibles, deferred taxes and deferred
 charges                                                  354          331
                                                       ______       ______
Total assets                                           $4,878       $4,542
                                                       ______       ______
                                                       ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                        $   90       $   64
  Current maturities of long-term debt                     24           26
  Accounts payable                                        453          340
  Other current liabilities                               728          641
                                                       ______       ______
                                                        1,295        1,071
                                                       ______       ______
Long-term debt                                          1,166        1,137
                                                       ______       ______
Other liabilities                                       1,003        1,000
                                                       ______       ______
Minority interest                                          72           62
                                                       ______       ______

Shareholders' investment:
 Common stock, $2.50 par value, 48.1 and 48.1
  shares issued                                           120          120
 Additional contributed capital                         1,118        1,121
 Retained earnings                                        748          648
 Accumulated other comprehensive income                  (174)        (167)
 Common stock in treasury, at cost, 6.7 & 6.1 shares     (270)        (240)
 Common stock held in trust for employee
  benefit plans, 3.4 and 3.6 shares                      (165)        (172)
 Unearned compensation (ESOP)                            ( 35)         (38)
                                                       ______       ______
                                                        1,342        1,272
                                                       ______       ______
Total liabilities & shareholders' investment           $4,878       $4,542
                                                       ______       ______
                                                       ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ____________________________________
                               Unaudited
                               _________

                                                    Nine Months Ended
Millions                                         9/26/99        9/27/98
________                                         _______        _______

Cash flows from operating activities:
 Net earnings (loss)                              $ 135          $( 50)
                                                  _____          _____
 Adjustments to reconcile net earnings (loss)
  to net cash from operating activities:
   Depreciation and amortization                    172            148
   Restructuring & other non-recurring actions      (23)           121
   Accounts receivable                             (277)          (118)
   Inventories                                     ( 70)          ( 79)
   Accounts payable and accrued expenses            216            155
   Income taxes payable                              12            (55)
   Equity in (earnings) losses of joint
    ventures and alliances                           24             24
   Other                                            (19)            18
                                                  _____          _____
   Total adjustments                                 35            214
                                                  _____          _____
 Net cash provided by operating activities          170            164
                                                  _____          _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                        (121)          (199)
  Disposals                                          27              3
 Investments in joint ventures & alliances         ( 40)          ( 21)
 Acquisition and disposition of businesses            3           (467)
 Other                                                6              2
                                                  _____          _____
 Net cash used in investing activities             (125)          (682)
                                                  _____          _____
Net cash flows provided by (used in)
 operating and investing activities                  45           (518)
                                                  _____          _____
Cash flows from financing activities:
 Proceeds from borrowings                            53            711
 Payments on borrowings                            ( 26)          ( 83)
 Net payments under short-term credit
  agreements                                         26           ( 55)
 Repurchase of common stock                        ( 30)          ( 11)
 Dividend payments                                 ( 35)          ( 35)
 Other                                             ( 11)             6
                                                  _____          _____
 Net cash (used in) provided by financing
  activities                                       ( 23)           533
                                                  _____          _____

Effect of exchange rate changes on cash               -           (  1)
                                                  _____          _____
Net change in cash and cash equivalents              22             14
Cash & cash equivalents at the beginning of year     38             49
                                                  _____          _____
Cash & cash equivalents at the end of quarter     $  60          $  63
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


Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended September 26, 1999 and September 27, 1998 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

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

Note 3. Special Charges: In the third quarter of 1998, the Company recorded a special charge of $35 million related to a revised estimate of product coverage cost liability primarily for extended warranty programs. The third quarter special charge also included $14 million for inventory write-downs associated with the Company's restructuring and exit activities. This write-down relates to amounts of inventory rendered excess or unusable due to the closing or consolidation of facilities. The Company has committed to these facility closures and consolidations as part of a plan to reduce costs and improve operating performance.

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

Note 6. Comprehensive Income: Comprehensive income, which includes net income and all other nonowner changes in equity during a period, is as follows:

                                      Third Quarter Ended    Nine Months Ended
Millions                               9/26/99    9/27/98    9/26/99   9/27/98
________                               _______    _______    _______   _______

Net income (loss)                       $ 53      $(110)      $135     $( 50)
Unrealized gain (loss) on securities,
 net of tax                                1          -          2      (  1)
Translation adjustment, net of tax        (2)         3         (9)     ( 49)
                                         ___      _____       ____     _____
Comprehensive income                    $ 52      $(107)      $128     $(100)
                                         ___      _____       ____     _____
                                         ___      _____       ____     _____

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

                             Third Quarter                  Nine Months
                    _____________________________   ___________________________
                               Weighted    Per-               Weighted   Per-
Millions, except      Net       Average    Share      Net      Average   Share
per share amounts   Earnings    Shares     Amount   Earnings   Shares    Amount
_________________   ________    _______    ______   ________   _______   ______

1999
____
Basic                $  53       38.3      $ 1.37     $135      38.4     $3.50
Options                  -         .6                    -        .4
                      ____       ____                 ____      ____
Diluted              $  53       38.9      $ 1.35     $135      38.8     $3.48
                     _____       ____                 ____      ____
                     _____       ____                 ____      ____

1998
____
Basic                $(110)      38.5      $(2.86)    $(50)     38.5    $(1.30)
Options                  -          -                    -         -
                      ____       ____                 ____      ____
Diluted              $(110)      38.5      $(2.86)    $(50)     38.5    $(1.30)
                     _____       ____                 ____      ____
                     _____       ____                 ____      ____

Note 8. Restructuring and Other Non-Recurring Charges: In the third quarter of 1998, the Company recorded charges of $125 million, comprised of $100 million for costs to reduce the worldwide workforce by approximately 1,100 people, as well as costs associated with streamlining certain majority-owned and international joint venture operations and $25 million for a civil penalty to be paid by the Company as a result of an agreement reached with the U.S. Environmental Protection Agency (EPA) regarding diesel engine emissions.

The Company is continuing the restructuring plan implemented in the third quarter of 1998. As of September 26, 1999, approximately $66 million has been charged against the liabilities associated with these actions. The Company does not currently anticipate any material changes in the original charges recorded for these actions. Activity in the major components of these charges is as follows:

                                                     Charges
                                            _________________________
                                Original            Q1     Q2     Q3    Balance
$ Millions                      Provision   1998   1999   1999   1999   9/26/99
__________                      _________   _____  _____  _____  _____  _______

Restructuring of majority-
 owned operations:
   Workforce reductions           $ 38      $(12)  $( 5)  $( 5)   $(2)    $14
   Asset impairment loss            22         -    ( 1)   ( 4)    (2)     15
   Facility consolidations
    and other                       17       ( 8)   ( 2)     -      -       7
                                  ____      ____   ____   ____    ____    ___
                                    77       (20)   ( 8)   ( 9)    (4)     36
                                  ____      ____   ____   ____    ____    ___
Restructuring of joint
 venture operations:
   Workforce reductions             11         -      -    ( 2)    (2)      7
   Tax asset impairment loss         7         -      -    ( 7)     -       -
   Facility and equipment-
    related costs                    5         -      -      -      -       5
                                  ____      ____   ____   ____    ___     ___
                                    23         -      -    ( 9)    (2)     12
                                  ____      ____   ____   ____    ___     ___
Inventory write-downs
 associated with exit
 activities                         14       ( 5)   ( 4)   ( 5)     -       -
                                  ____      ____   ____   ____    ___     ___
Total                             $114      $(25)  $(12)  $(23)   $(6)    $48
                                  ____      ____   ____   ____    ___     ___
                                  ____      ____   ____   ____    ___     ___

Note 9.  Segment Information:  Operating segment information is as follows:

                                               Power      Filtration
Millions                            Engine   Generation   And Other    Total
________                            ______   __________   __________   ______

Third Quarter Ended Sept. 26, 1999
__________________________________
Net sales                           $1,032      $352         $247      $1,631
Earnings before interest and
 income taxes                           45        15           31          91
Net assets                             996       557          830       2,383

Third Quarter Ended Sept. 27, 1998
__________________________________
Net sales                           $  978      $296         $251      $1,525
Earnings before interest, income
 taxes and special charges              13         5           30          48
Special charges                        122        50            2         174
Earnings (loss) before interest
 and income taxes                     (109)      (45)          28        (126)
Net assets                           1,047       528          811       2,386

Nine Months Ended Sept. 26, 1999
________________________________
Net sales                           $3,127      $908         $768      $4,803
Earnings before interest and
 income taxes                          131        28           90         249

Nine Months Ended Sept. 27, 1998
________________________________
Net sales                           $2,980      $900         $780      $4,660
Earnings before interest, income
 taxes and special charges             117        17           87         221
Special charges                        165        50            2         217
Earnings (loss) before interest
 and income taxes                      (48)      (33)          85           4


Reconciliation to Consolidated Financial Statements:

                                       Third Quarter Ended    Nine Months Ended
Millions                                9/26/99    9/27/98    9/26/99   9/27/98
________                                _______    _______    _______   _______

Earnings (loss) before interest and
  income taxes for reportable segments   $   91     $ (126)     $249     $  4
Interest expense                             18         17        56       52
                                         ______     ______      ____     ____
Earnings (loss) before income taxes      $   73     $ (143)     $193     $(48)
                                         ______     ______      ____     ____
                                         ______     ______      ____     ____

Net assets for reportable segments       $2,383     $2,386
Liabilities deducted in arriving at
 net assets                               2,139      1,824
Deferred tax assets not allocated
 to segments                                334        296
Debt-related costs not allocated to
 to segments                                 22         22
                                         ______     ______
Total assets                             $4,878     $4,528
                                         ______     ______
                                         ______     ______

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                   CASH FLOW AND FINANCIAL CONDITION
      _____________________________________________________________



Overview
________

Net sales were $1.63 billion in the third quarter of 1999, 7 percent higher than the third quarter of 1998. Earnings before interest and taxes in the third quarter of 1999 were $91 million or 5.6 percent of sales. Net earnings were $53 million or $1.35 per share compared to a loss of $110 million or $(2.86) per share in the third quarter of 1998, including special charges of $174 million pretax. Net earnings for the first nine months of 1999 were $135 million or $3.48 per share compared to a loss of $50 million or $(1.30) per share in the first nine months of 1998, including special charges of $217 million pretax recorded in the first and third quarters of 1998.

Results of Operations
_____________________

     Net Sales:
     __________

Revenues from sales of engines were 54 percent of the Company's net sales in the third quarter of 1999, with engine revenues 7 percent higher than third-quarter 1998 and unit shipments 2 percent higher. Revenue increased more than unit shipments due to higher heavy-duty engine sales, primarily in the North American heavy-duty truck market.

                                     Third Quarter         Nine Months
Unit Shipments                      1999      1998       1999      1998
______________                     _______   ______     _______   _______
Midrange Engines                    68,400   71,300     218,700   213,600
Heavy-duty Engines                  30,500   25,500      87,900    79,800
High-horsepower Engines              2,500    2,400       6,700     7,300
                                   _______   ______     _______   _______
                                   101,400   99,200     313,300   300,700
                                   _______   ______     _______   _______
                                   _______   ______     _______   _______

Revenues from non-engine products, which were 46 percent of net sales in the third quarter of 1999, were 7 percent higher than the third quarter of 1998.

The Company's sales for each of its key businesses during the comparative periods were:

                                          Third Quarter      Nine Months
$ Millions                                1999    1998       1999    1998
__________                               ______  ______     ______  ______
Automotive markets                       $  792  $  733     $2,372  $2,172
Industrial markets                          240     245        755     808
                                         ______  ______     ______  ______
Engine Business                           1,032     978      3,127   2,980
Power Generation Business                   352     296        908     900
Filtration Business and Other               247     251        768     780
                                         ______  ______     ______  ______
                                         $1,631  $1,525     $4,803  $4,660
                                         ______  ______     ______  ______
                                         ______  ______     ______  ______

In the third quarter of 1999, engine business revenues of $1.0 billion increased 6 percent as compared to the third quarter of 1998, primarily due to the strength of the North American automotive market.

Sales of $792 million in the third quarter of 1999 for automotive markets were 8 percent higher than the third quarter of 1998. Heavy-duty truck revenues increased 20 percent from the third quarter of 1998 due to the strong market in North America, partially offset by reduced demand in Mexican automotive markets.

Medium-duty truck revenues in the third quarter of 1999 were $121 million, a 14-percent decrease from the third quarter of 1998.
Revenues from the sales of engines for medium-duty trucks in the third quarter of 1999 were 14 percent lower than the prior year's quarter on a 6-percent decrease in units. This variance was primarily a result of the devaluation of the Brazilian Real, which significantly reduced revenues in this market as compared to the year-ago quarter. In North America, unit shipments were 19 percent lower than the third quarter of 1998, partially offset by a 9-percent increase in international shipments.

Revenues of the bus and light commercial vehicle market were flat with the third quarter of 1998. In the third quarter of 1999, Cummins shipped 23,000 engines to DaimlerChrysler, 7 percent lower than the third-quarter 1998 level. The decrease in sales to DaimlerChrysler was offset by record shipments to the North American bus and recreational vehicle market, where volumes were 36 percent higher than the year-ago quarter. Shipments for international bus markets declined 19 percent from the third quarter of 1998, due to lower sales into Mexico.

Sales to industrial markets were 2 percent lower than the third quarter of 1998, due to decreased volume and a shift in product mix. Engine revenues for this market were down 4 percent on a 10-percent decrease in units. Agricultural equipment demand decreased 43 percent compared to third quarter 1998, and construction equipment business declined 2 percent from the prior year's quarter. Sales to marine markets increased 28 percent from third quarter 1998, with a shift to more mid-range engines in recreational applications. Mining market sales were flat with the third quarter of 1998.

In the third quarter of 1999, sales for the Company's power generation business increased 19 percent compared to third quarter 1998. Sales of the Company's generator sets were 33 percent above third quarter last year with increased sales in North America, Mexico and Europe. Engine and alternator sales to generator set assemblers increased 7 percent from the third quarter of 1998. Generator set sales for the recreational vehicle market in North America continued to be strong, with revenues 8 percent above the year-ago quarter.

Filtration business and other sales were $247 million in the third quarter of 1999, a decrease of 2 percent from the third quarter of 1998. Within the filtration business, sales were flat with the year-ago quarter, with the global decline in agricultural equipment sales being offset by new business gained in North American and international truck markets and sales to small-equipment original equipment manufacturers. Sales of international company-owned distributors included in this segment reflected modest declines compared to the third quarter of 1998.

In total, international markets represented 38 percent of the Company's revenues in the third quarter of 1999. Sales to Europe and the CIS, representing 11 percent of the Company's sales in the third quarter of 1999, were flat with the prior year's quarter. Business in Mexico, Brazil and Latin America represented 6 percent of sales in the third quarter of 1999, with revenues 16 percent below the year-ago levels. Asia and Australian markets, in total, represented 13 percent of sales in the third quarter of 1999, with revenues 9 percent higher than the prior year's quarter. Sales to Canada, representing 6 percent of sales in the third quarter of 1999, were flat with the third quarter of 1998.

     Gross Margin:
     _____________

The Company's gross margin percentage was 22.1 percent in the third quarter of 1999, compared to 20.1 percent in the prior year's quarter excluding the special charges for product coverage and inventory write-downs. Gross margin percentage including the special charges was 16.9 percent in the third quarter of 1998. The increased margin in 1999 was primarily due to lower product coverage costs, a shift in product mix to higher margin heavy-duty and high-horsepower engines and product cost improvements. For the first nine months of 1999, gross margin percentage was 21.5 percent, as compared to 21.8 percent in the first nine months of 1998 excluding the special charges recorded for product coverage and inventory write-downs. Gross margin percentage including the special charges was 19.8 percent in the first nine months of 1998.

     Operating Expenses:
     ___________________

Selling and administrative expenses as a percent of sales were 11.8 percent in the third quarter of 1999, compared to 12.5 percent in the third quarter of 1998, with total spending remaining essentially flat on a 7-percent higher sales level. Research and engineering expenses increased from 4.0 percent of sales in the third quarter of 1998 to 4.1 percent in the third quarter of 1999. This increase reflects a catch-up from the low level of spending in the first half of 1999. Research and engineering expenses as a percent of sales for the first nine months were 3.8 percent for 1999 as compared to 4.1 percent for 1998.

The Company is continuing the restructuring plan implemented in the third quarter of 1998. As of September 26, 1999, approximately $66 million has been charged against the liabilities associated with these actions. The Company does not currently anticipate any material changes in the original charges recorded for these actions.

The Company's losses from joint ventures and alliances were $8 million in the third quarter of 1999, equal to the third quarter of 1998, primarily due to losses at the Company's joint venture with Wartsila.

     Other:
     ______

Interest expense was $18 million in the third quarter of 1999, compared to $17 million in the prior year's quarter. Other expense increased $4 million from the third quarter of 1998, with the variance resulting primarily from lower interest income and certain tax refunds recorded in the prior year.

     Provision for Income Taxes:
     ___________________________

In the third quarter, the estimated effective tax rate for 1999 was reduced to 28 percent for the year. The Company's tax rate for the third quarter was 26 percent to reflect the year-to-date adjustment to the lower 1999 effective tax rate.

     Year 2000:
     __________

The Company experienced no issues on the 9-9-99-date horizon.
Preparation for Year 2000 continues to be a priority for Cummins into and after January 1, 2000. While the Company substantially met its goal of Year 2000 readiness by June 30, 1999, a few outstanding issues remain. Plans to resolve such issues are addressed below.

The Company's Year 2000 program is a centrally coordinated, enterprise-wide effort which is carried out by the Company's Year 2000 Program Office under the leadership of the Director of the Year 2000 Program. The Year 2000 program is implemented at each of the Company's facilities and is overseen by a Year 2000 coordinator assigned to each site. The Company's Year 2000 Program Office monitors the progress and compliance of its facilities through audits and reports by the Year 2000 coordinators. In addition to internal resources, the Company continues to retain external resources to assist with its Year 2000 program. The Company believes that it is taking full advantage of its internal resources and all necessary external resources to understand, identify and correct all Year 2000 issues within its control.

The Company's Year 2000 program involves:
1) mainframe (legacy systems); 2) distributed computing (includes manufacturing and warehousing systems, end user computing, facility systems, laboratory equipment, technical infrastructure and remote business systems); 3) products; 4) suppliers; 5) business readiness and contingency planning; and 6) communication. The general phases of the program are: a) inventory; b) analyze and prioritize; c) determine compliance; d) remediate, replace or retire and e) test, implement, audit and maintain.

Mainframe, Distributed Computing:
The Company completed the inventory, analysis and prioritization phases of its mainframe and distributed computing in 1998. The inventory process led to the packaging of mainframe programs into remediation groups to facilitate testing. Testing began in 1998 and will continue through 1999. Quality assurance checks resulted in the review, repair, testing and re-installation of some programs. Tests of software applications using the 9-9-99 and 1-1-2000 dates were successfully executed. Some outstanding issues remain. About 5 of the Company's 142 sites continue to address Year 2000 issues. One issue involves the "ALPS" (Aftermarket Logistics and Planning System) software program used by the Company's aftermarket and distributor locations. The outstanding issues are known and monitored. The remainder of the year will be used to address these and any other outstanding issues that emerge, and also to complete related contingency plans. The Company will use its best efforts to ensure that any outstanding Year 2000 item will be completed before the end of 1999.

Products:
During the first quarter of 1999, the Company announced that its commercial products met the Company's Year 2000 compliance standards. A posting on the Company's Internet website provides this information to customers and other stakeholders.

Suppliers:
The greatest area of potential risk is the supply chain. This is particularly true because the Company utilizes global, sole suppliers for certain critical components used in the manufacture of the Company's products. The high level of skill and expertise required to develop certain components makes it impractical and sometimes impossible to change such suppliers quickly. The failure of a sole supplier may lead to a delay in production and/or business interruption. To mitigate this potential risk, the Company initiated a global effort in 1997 to evaluate its business critical suppliers. The Company continues its efforts to review the Year 2000 readiness of key suppliers through a formal program of prioritization and communication using questionnaires and/or follow up contacts, as appropriate. To further the Company's efforts with suppliers, the Company continues to be a member of the Automotive Industry Action Group (AIAG). The Company completed the identification of high-risk suppliers in April 1999 and has continued to update this information as additional AIAG surveys are completed. Using survey data and other input where required, the Company has developed contingency plans for suppliers that have been identified as "high-risk." The Company's plants are also developing site-specific contingency plans for critical suppliers.

Business Readiness and Contingency Planning (BRCP):
As previously stated, the Company believes that its "reasonably likely worst case scenarios" may involve the failure of third parties with whom the Company does business to address Year 2000 issues. As a result, the Company is taking steps to minimize the impact of its exposure to Year 2000 risks outside its control. The objective of our BRCP is to assure that the Company retains the ability to sustain acceptable operations despite the Year 2000 failures of third parties or failures induced by them. The process for BRCP is process design, business impact analysis, contingency planning and auditing, testing and monitoring. Our model is consistent with the recommendations of the U.S. General Accounting Office. In the following months, the Company will finalize its business readiness and contingency planning to address possible external Year 2000 problems. A significant part of this effort has been the evaluation of the risk to the Company's operations from external sources, and the development of strategies to manage those risks. The Company's efforts in this regard include identifying alternate suppliers, setting up work-arounds and adjusting inventory levels. The Company's contingency planning also covers the identification and evaluation of risk areas at the Company's international locations and international independent distributors, particularly at countries that have been identified as behind in their Year 2000 readiness efforts. The Company is providing information on country and industry risk to its international locations, and is also considering country risk in the development of its contingency plans. Contingency plans will also address any potential internal issues that may arise.

Communication:
The Company continues to receive and respond to customer inquiries regarding the general Year 2000 readiness of the Company, and the Year
2000 compliance of the Company's commercial products. The inquiries and responses take the form of telephone calls, written communication and electronic mail. For the convenience of its customers, the Company maintains a Year 2000 Internet website at www.cummins.com/custasis/y2k.html. The Company's product compliance information is also included on that website. The Company also maintains an Intranet Year 2000 website for the use of its employees.

Costs of Company's Year 2000 issues:
The Company expects to incur total expenditures of approximately $45 million in connection with its Year 2000 program and remediation efforts. The Company is funding its Year 2000 costs with cash flows from operations. To date, the Company has incurred $42 million in costs relating to its Year 2000 efforts. The Company has forecasted a temporary increase in inventory levels per year-end contingency plans for high-risk suppliers.

There can be no assurances that the systems or products of third parties relied upon by the Company, such as suppliers, vendors or significant customers, will be timely converted or that a failure by such third parties, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Other undiscovered factors related to the Year 2000 issue may also have potential for an adverse effect on the Company. Such adverse effects may include an adverse effect on the Company's revenues. The estimated time of completion and success of the Company's Year 2000 program and compliance efforts, and the expenses related to the Company's Year 2000 compliance efforts are based upon management's best estimates, which were based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability of trained personnel, the ability to locate and correct all relevant computer code, and the failure by third parties to address their Year 2000 problems.

Cash Flow and Financial Condition
_________________________________

Key elements of cash flows were:

                                                        Nine Months
$ Millions                                            1999        1998
__________                                           ______      ______
Net cash provided by operating activities            $ 170       $ 164
Net cash used in investing activities                 (125)       (682)
Net cash (used in) provided by financing
 activities                                           ( 23)        533
Effect of exchange rate changes on cash                  -        (  1)
                                                     _____       _____
Net change in cash and cash equivalents              $  22       $  14
                                                     _____       _____
                                                     _____       _____

In the first nine months of 1999, net cash provided by operating activities was $170 million. The high level of net cash requirements for investing activities in the first nine months of 1998 was due primarily to the acquisition of Nelson and planned capital expenditures of $199 million. In the first quarter of 1998, the Company issued $765 million face amount of notes and debentures to support working capital and to complete the acquisition of Nelson.

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

(b) The Company was not required to file a Form 8-K during the third quarter of 1999.


                               Signatures
                               __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/Rick J. Mills
     ________________
     Rick J. Mills
     Vice President - Corporate Controller
     (Chief Accounting Officer)                        October 28, 1999

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________

                            INDEX TO EXHIBITS
                            _________________







27       Financial Data Schedule (filed herewith)