Form 10-K/A
period 1998-12-31
CUMMINS ENGINE CO INC
filed 1999-11-03
CIK 26172

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-K/A2
          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


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

To maintain Cummins' technological leadership, the Company has been in the process of upgrading or replacing engines across all product lines. This new product development program peaked in 1998 with a record six new engine introductions. While this investment in product development offers competitive advantages, it resulted in a temporary increase in product costs and a decrease in profitability in 1998.

RESULTS OF OPERATIONS
_____________________

     Net Sales:
     __________

In 1998, the Company achieved its seventh consecutive year of record sales, totaling $6.3 billion. Revenues from sales of engines were 55 percent of the Company's net sales in 1998, with engine revenues and unit shipments 8 percent and 9 percent higher, respectively, than in 1997. The Company shipped a record 403,300 engines in 1998, compared to 369,800 in 1997 and 332,300 in 1996 as follows:

Unit shipments                    1998        1997        1996
________________                 _______     _______     _______

Midrange engines                 287,400     264,300     237,400
Heavy-duty engines               106,100      94,900      85,000
High-horsepower engines            9,800      10,600       9,900
                                 _______     _______     _______
                                 403,300     369,800     332,300
                                 _______     _______     _______
                                 _______     _______     _______

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

The Company's sales for each of its key segments during the last three years were:

$ Millions                        1998         1997        1996
__________                       ______       ______      ______

Automotive markets               $2,928       $2,622      $2,447
Industrial markets                1,054        1,044         863
                                  _____        _____       _____
Engine Business                   3,982        3,666       3,310
Power Generation Business         1,230        1,205       1,213
Filtration Business & Other       1,054          754         734
                                 ______       ______      ______
                                 $6,266       $5,625      $5,257
                                 ______       ______      ______
                                 ______       ______      ______

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

Net sales by marketing territory for each of the last three years were:

$ Millions                        1998         1997        1996
__________                       ______       ______      ______

United States                    $3,595       $3,123      $2,925
Asia/Australia                      806          898         868
Europe/CIS                          791          796         759
Mexico/Latin America                468          364         260
Canada                              459          318         313
Africa/Middle East                  147          126         132
                                 ______       ______      ______
                                 $6,266       $5,625      $5,257
                                 ______       ______       ______
                                 ______       ______       ______

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

     Gross Margin:
     _____________

As disclosed in Note 3 to the Consolidated Financial Statements, the Company recorded special charges of $92 million for product coverage costs and inventory write-downs. The product coverage special charges of $78 million include $43 million primarily attributable to base warranty costs and $35 million for extended warranty programs. The $43 million charge attributable to base warranty costs resulted from recent claim payment information which indicated engines in the field were experiencing higher warranty costs than expected due to some specific high-cost failures on certain engines. The estimate of base warranty liability was adjusted to reflect the impact of all this new information regarding the products' performance. The $35 million charge attributable to extended warranty costs was the result of the use of improved estimating techniques to determine the liability for these costs. The special charges recorded in 1998 also include $14 million for inventory write-downs associated with the Company's restructuring and exit activities. These write-downs reflect amounts of inventory rendered excess or unusable due to the closing or consolidation of facilities.

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

The charges for majority-owned operations included $38 million for severance and related costs associated with workforce reductions in the engine and power generation businesses, primarily for administrative positions. The costs of these reductions were based on amounts pursuant to benefit programs and contractual provisions or statutory requirements at the affected operations. Approximately one-half of these 1,100 employees left the Company prior to December 31, 1998. An asset impairment loss of $22 million, calculated according to the provisions of SFAS No. 121, was recorded primarily for engine manufacturing equipment to be disposed of upon the closure or consolidation of facilities or the outsource of production. The recovery value for the equipment to be disposed of was based on estimated liquidation value. The carrying value of assets held for disposal and the effect on earnings from suspending depreciation on such assets is immaterial. The equipment write-off of $22 million was for the following:

                                                                   $ Millions
                                                                   __________
          N-14 engine component assets for which production
          is scheduled to be outsourced in the first half of
          1999                                                        $12

          Brazilian engine operation assets for which production
          is planned to be discontinued by the end of 1999              4

          Holset Germany operations assets to be disposed of
          by the end of 1998                                            3

          Other facility closures and consolidations to be
          completed by the end of 1998                                  3

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

Approximately $25 million, including $12 million of payments related to employee severance, has been charged to the restructuring liabilities as of December 31, 1998. Of the total charges associated with restructuring activities, cash outlays will approximate $60 million. The program is expected to be essentially complete by the end of 1999 and yield approximately $50 million in annual savings at completion. The annual savings of $50 million are expected to come from lower depreciation of approximately $2 million and reduced employee costs of approximately $48 million and relate to actions within the engine business totaling $33 million and actions within the power generation business of $17 million.

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

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of cash flows were:

$ Millions                                      1998      1997      1996
__________                                     ______    ______    ______

Net cash used in operating and
 investing activities                          $(481)    $(154)    $ (66)
Net cash from financing activities               471        96       110
Effect of exchange rate changes on cash           (1)       (1)        4
                                               _____     _____     _____
Net change in cash                             $ (11)    $ (59)    $  48
                                               _____     _____     _____
                                               _____     _____     _____

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

     Market Risk:
     ____________

The Company is exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial derivative contracts. As clearly stated in the Company's policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculating or for trading. Transactions are entered into only with banking institutions with strong credit ratings, and thus the credit risk associated with these contracts is considered immaterial. Hedging program results and status are reported to senior management on a monthly and quarterly basis.

The following section describes the Company's risk exposures and provides results of sensitivity analyses performed on December 31, 1998. The sensitivity tests assumed instantaneous, parallel shifts in foreign currency exchange rates, commodity prices and interest rate yield curves.


A.   Foreign Exchange Rates

Due to its international business presence, the Company transacts extensively in foreign currencies. As a result, corporate earnings experience some volatility related to movements in exchange rates. In order to exploit the benefits of global diversification and naturally offsetting currency positions, foreign exchange balance sheet exposures are aggregated and hedged at the corporate level through the use of foreign exchange forward contracts. The objective of the foreign exchange hedging program is to reduce earnings volatility resulting from the translation of net foreign exchange balance sheet positions. A hypothetical, instantaneous 10% adverse movement in foreign exchange rates would decrease earnings by approximately $4 million in the current reporting period. The sensitivity analysis ignores the impact of foreign exchange movements on Cummins' competitive position as well as the remoteness of the likelihood that all foreign currencies will move in tandem against the U.S. dollar. The analysis also ignores the offsetting impact on income of the revaluation of the underlying balance sheet exposures.


B.   Interest Rates

The Company currently has in place an interest rate swap that effectively converts fixed-rate debt into floating-rate debt. The objective of the swap is to lower the cost of borrowed funds. A sensitivity analysis assumed a hypothetical, instantaneous, 100 basis-point parallel shift in the floating interest rate yield curve, after which rates remained fixed at the new, higher level for a one-year period. This change in the yield curve would correspond to a $2 million increase in interest expense for the one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to changes in interest rates and the potential managerial response taken in response to these changes.


C.   Commodity Prices

The Company is exposed to fluctuations in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers. Given the historically volatile nature of commodity prices, this exposure can significantly impact product costs. The Company uses commodity swap agreements to partially hedge exposures to changes in copper and aluminum prices. Given a hypothetical, instantaneous 10% depreciation of the underlying commodity price, with prices then remaining fixed for a 12-month period, the Company would experience a loss of approximately $3 million for the annual reporting period. This amount excludes the offsetting impact of decreases in commodity costs.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
___________________________________________________

See Index to Financial Statements on page 10 for a list of the financial statements filed as a part of this report.

                    INDEX TO FINANCIAL STATEMENTS
                    _____________________________


                                                               Page
                                                               ____

Responsibility for Financial Statements                         11
Report of the Independent Public Accountants                    11
Consolidated Statement of Earnings                              12
Consolidated Statement of Financial Position                    13
Consolidated Statement of Cash Flows                            14
Consolidated Statement of Shareholders' Investment              15
Notes to Consolidated Financial Statements                      16
Quarterly Financial Data                                        28

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



                               Arthur Andersen LLP
Chicago, Illinois,
January 26, 1999.

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                    __________________________________



Millions, except per share amounts           1998       1997       1996
__________________________________          ______     ______     ______

Net sales                                   $6,266     $5,625     $5,257
Cost of goods sold                           4,925      4,345      4,072
Special charges                                 92          -          -
                                            ______     ______     ______
Gross profit                                 1,249      1,280      1,185
Selling & administrative expenses              787        744        725
Research & engineering expenses                255        260        252
Net expense (income) from joint
 ventures and alliances                         30        (10)         -
Interest expense                                71         26         18
Other income, net                              (13)       (26)       (24)
Restructuring and other
 non-recurring charges                         125          -          -
                                             _____      _____      _____
Earnings (loss) before income taxes             (6)       286        214
Provision for income taxes                       4         74         54
Minority interest                               11          -          -
                                             _____      _____      _____
Net earnings (loss)                          $ (21)     $ 212      $ 160
                                             _____      _____      _____
                                             _____      _____      _____

Basic earnings (loss) per share              $(.55)     $5.55      $4.02
Diluted earnings (loss) per share             (.55)      5.48       4.01


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________



Millions, except per share amounts                     December 31,
__________________________________                   1998        1997
                                                    ______      ______
Assets
Current assets:
 Cash and cash equivalents                          $   38      $   49
 Receivables                                           833         771
 Inventories                                           731         677
 Other current assets                                  274         213
                                                     _____       _____
                                                     1,876       1,710
                                                     _____       _____
Investments and other assets:
 Investments in joint ventures and alliances           136         204
 Other assets                                          144         142
                                                     _____       _____
                                                       280         346
                                                     _____       _____
Property, plant and equipment:
 Land and buildings                                    590         495
 Machinery, equipment and fixtures                   2,320       2,079
 Construction in process                               185         392
                                                     _____       _____
                                                     3,095       2,966
 Less accumulated depreciation                       1,424       1,434
                                                     _____       _____
                                                     1,671       1,532
                                                     _____       _____

Goodwill, net of amortization of $17 and $5            384          12
                                                     _____       _____
Other intangibles, deferred taxes and
 deferred charges                                      331         165
                                                    ______      ______
Total assets                                        $4,542      $3,765
                                                    ______      ______
                                                    ______      ______
Liabilities and shareholders' investment
Current liabilities:
 Loans payable                                      $   64      $   90
 Current maturities of long-term debt                   26          42
 Accounts payable                                      340         386
 Accrued salaries and wages                             99          87
 Accrued product coverage & marketing expenses         209         120
 Income taxes payable                                   13          18
 Other accrued expenses                                320         312
                                                     _____       _____
                                                     1,071       1,055
                                                     _____       _____
Long-term debt                                       1,137         522
                                                     _____       _____
Other liabilities                                    1,000         713
                                                     _____       _____
Minority interest                                       62          53
                                                     _____       _____

Shareholders' investment:
 Common stock, $2.50 par value, 48.1
  shares issued                                        120         120
 Additional contributed capital                      1,121       1,119
 Retained earnings                                     648         715
 Accumulated other comprehensive income               (167)        (70)
 Common stock in treasury,at cost,6.1 & 6.0 shares    (240)       (245)
 Common stock held in trust for employee benefit
  plans, 3.6 and 3.7 shares                           (172)       (175)
 Unearned compensation                                 (38)        (42)
                                                     _____       _____
                                                     1,272       1,422
                                                     _____       _____

Total liabilities & shareholders' investment        $4,542      $3,765
                                                    ______      ______
                                                    ______      ______



The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ____________________________________



Millions                                          1998       1997       1996
________                                         ______     ______     ______

Cash flows from operating activities:
 Net earnings (loss)                             $ (21)     $ 212      $ 160
                                                 _____      _____      _____
 Adjustments to reconcile net earnings (loss)
  to net cash from operating activities:
  Depreciation and amortization                    199        158        149
  Restructuring actions                            110        (24)       (42)
  Equity in (earnings) losses of joint
   ventures and alliances                           38         (1)        11
  Receivables                                      (10)       (80)       (56)
  Inventories                                      (26)       (65)       (62)
  Accounts payable and accrued expenses             56        (18)        28
  Deferred income taxes                            (65)        22         17
  Other                                            (10)        (4)       (12)
                                                  ____       ____       ____
  Total adjustments                                292        (12)        33
                                                  ____       ____       ____
                                                   271        200        193
                                                  ____       ____       ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                       (271)      (405)      (304)
  Disposals                                          7         21         26
 Investments in joint ventures and alliances       (22)       (47)        (5)
 Acquisitions and dispositions of business
  activities                                      (468)        76         10
 Other                                               2          1         14
                                                  ____       ____       ____
                                                  (752)      (354)      (259)
                                                  ____       ____       ____
Net cash used in operating and
 investing activities                             (481)      (154)       (66)
                                                  ____       ____       ____
Cash flows from financing activities:
 Proceeds from borrowings                          711        281        200
 Payments on borrowings                           (161)       (50)       (47)
 Net (payments) borrowings under credit
  agreements                                       (30)       (12)        32
 Repurchases of common stock                       (14)       (75)       (34)
 Dividend payments                                 (46)       (45)       (40)
 Other                                              11         (3)        (1)
                                                  ____       ____       ____
                                                   471         96        110
                                                  ____       ____       ____

Effect of exchange rate changes on cash             (1)        (1)         4
                                                  ____       ____       ____
Net change in cash and cash equivalents            (11)       (59)        48
Cash & cash equivalents at beginning of year        49        108         60
                                                  ____       ____       ____
Cash & cash equivalents at end of year            $ 38       $ 49       $108
                                                  ____       ____       ____
                                                  ____       ____       ____

Cash payments during the year for:
 Interest                                         $ 56       $ 21       $ 16
 Income taxes                                       73         42         40


The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
           __________________________________________________



Millions, except per share amounts         1998         1997        1996
__________________________________      ___________  __________  __________

Common stock:
 Balance at beginning of year           $  120       $ 110        $ 110
 Issued to trust for employee
  benefit plans                              -           9            -
 Other                                       -           1            -
                                         _____       _____         ____
 Balance at end of year                    120         120          110
                                         _____       _____         ____
Additional contributed capital:
 Balance at beginning of year            1,119         929          926
 Issued to trust for employee
  benefit plans                              -         171            -
 Other                                       2          19            3
                                         _____       _____        _____
 Balance at end of year                  1,121       1,119          929
                                         _____       _____        _____
Retained earnings:
 Balance at beginning of year              715         548          428
 Net earnings (loss)                       (21) $(21)  212   $212   160  $160
                                                 ___         ____         ___
 Cash dividends                            (46)        (45)         (40)
                                          ____        ____         ____
 Balance at end of year                    648         715          548
                                          ____        ____         ____

Accumulated other comprehensive income:
 Balance at beginning of year              (70)        (60)         (95)
 Foreign currency translation
  adjustments                                    (43)         (21)         26
 Minimum pension liability
  adjustments                                    (54)          12           9
 Unrealized losses on securities                   -           (1)          -
                                                 ___          ___         ___
 Other comprehensive income                (97)  (97)  (10)   (10)   35    35
                                           ___   ___   ___    ___    __   ___
 Comprehensive income                          $(118)        $202        $195
                                                ____          ___         ___
                                                ____          ___         ___
 Balance at end of year                   (167)        (70)         (60)
                                          ____         ___          ___



Common stock in treasury:
 Balance at beginning of year             (245)       (169)        (135)
 Repurchased                               (14)        (76)         (34)
 Issued                                     19           -            -
                                         _____       _____        _____
 Balance at end of year                   (240)       (245)        (169)
                                         _____       _____        _____
 Common stock held in trust for
  employee benefit plans:
  Balance at beginning of year            (175)          -            -
  Issued                                     -        (180)           -
  Shares allocated to benefit plans          3           5            -
                                         _____       _____       ______
  Balance at end of year                  (172)       (175)           -
                                         _____       _____       ______

Unearned compensation:
 Balance at beginning of year              (42)        (46)         (51)
 Shares allocated to participants            4           4            5
                                        ______      ______       ______
 Balance at end of year                    (38)        (42)         (46)
                                        ______      ______       ______

Shareholders' investment                $1,272      $1,422       $1,312
                                        ______      ______       ______
                                        ______      ______       ______
Shares of stock
Common stock, $2.50 par value,
 150.0 shares authorized
 Balance at beginning of year             48.1        43.9         43.9
 Shares issued                               -         4.2            -
                                          ____        ____         ____
 Balance at end of year                   48.1        48.1         43.9
                                          ____        ____         ____
                                          ____        ____         ____

Common stock in treasury
 Balance at beginning of year              6.0         4.5          3.7
 Shares repurchased                         .4         1.5           .8
 Shares issued                             (.3)          -            -
                                           ___         ___          ___
 Balance at end of year                    6.1         6.0          4.5
                                           ___         ___          ___
                                           ___         ___          ___

Common stock held in trust for
 employee benefit plans
 Balance at beginning of year              3.7           -            -
 Shares issued                               -         3.8            -
 Shares allocated to benefit plans         (.1)        (.1)           -
                                           ___         ___          ___
 Balance at end of year                    3.6         3.7            -
                                           ___         ___         ____
                                           ___         ___         ____



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

Cash Equivalents: Cash equivalents include all highly liquid investments with an original maturity of three months or less at time of purchase.

Inventories: Inventories are generally stated at cost or net realizable value. Approximately 25 percent of domestic inventories (primarily heavy-duty and high-horsepower engines and engine parts) are valued using the last-in, first-out (LIFO) cost method.
Inventories at December 31 were as follows:

$ Millions                                1998        1997
__________                                ____        ____
Finished products                         $400        $351
Work-in-process and raw materials          387         388
                                          ____        ____
Inventories at FIFO cost                   787         739
Excess of FIFO over LIFO                   (56)        (62)
                                          ____        ____
                                          $731        $677
                                          ____        ____
                                          ____        ____

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

                       Net           Weighted
Millions, except     Earnings        Average
per share amounts     (Loss)          Shares       Per share
_________________    ________        ________      _________

1998
____
Basic                 $(21)            38.5         $(.55)
Options                  -                -         _____
                      ____             ____         _____
Diluted               $(21)            38.5         $(.55)
                      ____             ____         _____
                      ____             ____         _____

1997
____
Basic                 $212             38.2         $5.55
Options                  -               .5         _____
                      ____             ____         _____
Diluted               $212             38.7         $5.48
                      ____             ____         _____
                      ____             ____         _____
1996
____
Basic                 $160             39.8         $4.02
Options                  -               .1         _____
                      ____             ____         _____
Diluted               $160             39.9         $4.01
                      ____             ____         _____
                      ____             ____         _____

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

The major components of these charges are as follows:

$ Millions
__________

Restructuring of majority-owned operations:
     Workforce reductions                         $ 38
     Asset impairment loss                          22
     Facility consolidations and other              17
                                                   ___
                                                    77
                                                   ___
Restructuring of joint venture operations:
     Workforce reductions                           11
     Tax asset impairment loss                       7
     Facility and equipment-related costs            5
                                                   ___
                                                    23
                                                   ___
EPA penalty                                         25
                                                   ___
Total                                             $125
                                                  ____
                                                  ____

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

NOTE 5. INVESTMENTS IN JOINT VENTURES AND ALLIANCES: Investments in joint ventures and alliances at December 31 were as follows:

$ Millions                                1998         1997
__________                                ____         ____
Consolidated Diesel                       $ 39         $ 32
Tata Cummins                                22           16
Komatsu alliances                           17           10
Chongqing Cummins                           15           16
Behr America, Inc.                          14           14
Dong Feng                                    8            7
Cummins Wartsila                            (6)          88
Other                                       27           21
                                          ____         ____
                                          $136         $204
                                          ____         ____
                                          ____         ____

Summary balance sheet information for the joint ventures and alliances was as follows:

                                                December 31,
$ Millions                                    1998        1997
__________                                    ____        ____
Current assets                                $527        $447
Noncurrent assets                              613         533
Current liabilities                           (406)       (258)
Noncurrent liabilities                        (455)       (305)
                                              ____        ____
Net assets                                    $279        $417
                                              ____        ____
                                              ____        ____
Cummins' share                                $136        $204
                                              ____        ____
                                              ____        ____

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

NOTE 6.  LONG-TERM DEBT:  Long-term debt at December 31 was:

$ Millions                                         1998       1997
__________                                         ____       ____
7.125% debentures due 2028                         $249       $  -
6.45% notes due 2005                                224          -
Commercial paper                                    142        242
5.65% debentures due 2098, net
 of unamortized discount of $40
(effective interest rate 7.48%)                     125          -
6.25% notes due 2003                                125          -
6.75% debentures due 2027                           120        120
8.2% notes through 2003                              79         96
Guaranteed notes of ESOP Trust due 2010              63         65
10.35%-10.65% medium-term notes through 1998          -         14
Other                                                36         27
                                                  _____       ____
Total                                             1,163        564
Current maturities                                  (26)       (42)
                                                 ______       ____
Long-term debt                                   $1,137       $522
                                                 ______       ____
                                                 ______       ____

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

NOTE 7. OTHER LIABILITIES: Other liabilities at December 31 included the following:

$ Millions                                          1998       1997
__________                                          ____       ____
Accrued retirement & post-employment benefits       $720       $487
Accrued product coverage & marketing expenses        156        111
Accrued compensation                                  38         34
Deferred income taxes                                 17         25
Other                                                 69         56
                                                  ______       ____
                                                  $1,000       $713
                                                  ______       ____
                                                  ______       ____

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

NOTE 9.  INCOME TAXES:  The provision for income taxes was as follows:

$ Millions                                 1998     1997      1996
_____________                              ____     ____      ____
Current:
 U.S. Federal and state                    $16      $16       $22
 Foreign                                    41       32        15
                                            __       __        __
                                            57       48        37
                                            __       __        __
Deferred:
 U.S. Federal and state                    (34)      26         -
 Foreign                                   (19)       -        17
                                            __       __        __
                                           (53)      26        17
                                           ___      ___        __
                                           $ 4      $74       $54
                                           ___      ___       ___
                                           ___      ___       ___

The Company expects to realize all of its tax assets, including the use of all carryforwards, before any expiration.

Significant components of net deferred tax assets related to the following tax effects of differences between financial and tax reporting at December 31:

$ Millions                                              1998       1997
__________                                              ____       ____

Employee benefit plans                                  $300       $266
Product coverage & marketing expenses                    106         64
Restructuring charges                                     14          9
US plant & equipment                                    (176)      (139)
Net foreign taxable differences, primarily plant
 and equipment                                             6        (23)
US Federal carryforward benefits:
 General business tax credits, expiring 2009 to 2013      43         31
 Minimum tax credits, no expiration                       12         10
Other net differences                                     12         13
                                                        ____       ____
                                                        $317       $231
                                                        ____       ____
                                                        ____       ____

Balance Sheet Classification
____________________________
Current assets                                          $203       $129
Noncurrent assets                                        131        127
Noncurrent liabilities                                   (17)       (25)
                                                        ____       ____
                                                        $317       $231
                                                        ____       ____
                                                        ____       ____

Earnings before income taxes and differences between the effective tax rate and US Federal income tax rates were:

$ Millions                                      1998      1997      1996
__________                                      ____      ____      ____
Earnings (loss) before income taxes:
  US                                            $(21)     $205      $134
  Foreign                                         15        81        80
                                                ____      ____      ____
                                                $ (6)     $286      $214
                                                ____      ____      ____
                                                ____      ____      ____

Tax at 35 percent US statutory rate             $ (2)     $100      $ 75
Nondeductible EPA penalty                          9         -         -
Nondeductible goodwill amortization                3         -         -
Research tax credits                             (10)      (11)       (6)
Foreign sales corporation benefits                (9)      (11)      (11)
Differences in rates and taxability of
 foreign subsidiaries                             15        (3)        -
All other, net                                    (2)       (1)       (4)
                                                ____      ____      ____
                                                $  4      $ 74      $(54)
                                                ____      ____      ____
                                                ____      ____      ____

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

The Company's net periodic benefit cost under these plans was as follows:

                                  Pension Benefits         Other Benefits
$ Millions                      1998    1997    1996    1998    1997    1996
____________                    ____    ____    ____    ____    ____    ____
Service cost                    $ 47    $ 41    $ 45    $  8    $  8    $  9
Interest cost                    123     115     104      40      41      36
Expected return on plan
 assets                         (153)   (134)   (116)      -       -       -
Amortization of transition
 asset                            (4)     (9)     (9)      -       -       -
Other                             12      13      16       4       9      10
                                ____    ____    ____    ____    ____    ____
                                $ 25    $ 26    $ 40    $ 52    $ 58    $ 55
                                ____    ____    ____    ____    ____    ____
                                ____    ____    ____    ____    ____    ____


                                          Pension Benefits    Other Benefits
$ Millions                                 1998     1997      1998     1997
__________                                ______   ______    ______   ______
Change in benefit obligation:
Benefit obligation at beginning of year   $1,693   $1,491    $  596   $  545
Service cost                                  47       41         8        8
Interest cost                                123      115        44       41
Plan participants' contributions               7        6         1        1
Amendments                                     2        4         -        -
Experience (gain) loss                       161      128        20       26
Benefits paid                               (123)     (96)      (29)     (25)
Other                                         (3)       4         -        -
                                           _____    _____     _____    _____
Benefit obligation at end of year         $1,907   $1,693    $  640   $  596
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____

Change in plan assets:
Fair value of plan assets at
 beginning of year                        $1,905   $1,555    $    -   $    -
Actual return on plan assets                (129)     414         -        -
Employer contribution                         34       23        28       24
Plan participants' contributions               7        6         1        1
Benefits paid                               (123)     (96)      (29)     (25)
Other                                         (2)       3         -        -
                                           _____    _____     _____    _____
Fair value of plan assets at end of
 year                                     $1,692   $1,905    $    -   $    -
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____

Funded status                             $ (215)  $  212    $ (640)  $ (596)
Unrecognized:
 Experience (gain) loss (a)                  172     (269)       80       62
 Prior service cost (b)                       55       63       (11)     (12)
 Transition asset (c)                         (7)     (11)        -        -
                                           _____    _____     _____    _____
Net amount recognized                     $    5   $   (5)   $ (571)  $ (546)
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____

Amounts recognized in the statement
 of financial position:
Prepaid benefit cost                      $   50   $    9    $    -   $    -
Accrued benefit liability                   (232)    ( 14)     (571)    (546)
Intangible asset                             104        -         -        -
Accumulated other comprehensive income        83        -         -        -
                                           _____    _____     _____    _____
Net amount recognized                     $    5   $   (5)   $ (571)  $ (546)
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____


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

Number of                             Weighted-average
 Shares             Options            exercise price
_________        _____________        ________________
1,183,275        Dec. 31, 1995             38.45
  394,150         Granted                  40.13
  (47,475)        Exercised                32.43
  (19,800         Cancelled                41.00
_________

1,510,150        Dec. 31, 1996             38.88
  766,500         Granted                  60.61
 (294,025)        Exercised                35.85
  (61,775)        Cancelled                42.66
_________

1,920,850        Dec. 31, 1997             46.08
  703,660         Granted                  45.34
  (54,075)        Exercised                36.36
  (27,425)        Cancelled                53.80
_________

2,543,010        Dec. 31, 1998             48.08
_________
_________

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

The tax effect on other comprehensive income is as follows:
                                                                      Total
                            Foreign                      Minimum      Other
                           Currency      Unrealized      Pension      Compre-
                          Translation    Losses on      Liability     hensive
                          Adjustments    Securities    Adjustments    Income
                          ___________    __________    ___________    ______
1998
____
Pre-tax amount               $(44)          $(1)          $(83)       $(128)
Tax (expense) benefit           1             1             29           31
                             ____           ___           ____        _____
Net amount                   $(43)          $ -           $(54)       $ (97)
                             ____           ___           ____        _____
                             ____           ___           ____        _____
1997
____
Pre-tax amount               $(21)          $(1)          $ 12        $ (10)
Tax (expense) benefit           -             -              -            -
                             ____           ___           ____        _____
Net amount                   $(21)          $(1)          $ 12        $ (10)
                             ____           ___           ____        _____
                             ____           ___           ____        _____
1996
____
Pre-tax amount               $ 26           $ -           $  9        $  35
Tax (expense) benefit           -             -              -            -
                             ____           ___           ____        _____
Net amount                   $ 26           $ -           $  9        $  35
                             ____           ___           ____        _____
                             ____           ___           ____        _____

The components of accumulated other comprehensive income are as follows:

                                                                      Accum-
                                                                      ulated
                           Foreign                       Minimum      Other
                           Currency      Unrealized      Pension      Compre-
                          Translation    Losses on      Liability     hensive
                          Adjustments    Securities    Adjustments    Income
                          ___________    __________    ___________    ______

Balance at 12/31/95         $ (73)          $ -           $(22)       $ (95)
Change in 1996                 26             -              9           35
                            _____           ___           ____        _____
Balance at 12/31/96           (47)            -            (13)         (60)
Change in 1997                (21)           (1)            12          (10)
                            _____           ___           ____        _____
Balance at 12/31/97           (68)           (1)            (1)         (70)
Change in 1998                (43)            -            (54)         (97)
                            _____           ___           ____        _____
Balance at 12/31/98         $(111)          $(1)          $(55)       $(167)
                            _____           ___           ____        _____
                            _____           ___           ____        _____

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

Operating segment information is as follows:

                                            Power      Filtration
1998                             Engine   Generation   and Other     Total
____                             ______   __________   ___________   ______

Net sales                        $3,982     $1,230       $1,054      $6,266
Depreciation & amortization         120         40           39         199
Income (expense) from joint
 ventures and alliances              (4)       (25)          (1)        (30)
Earnings before interest,
 income taxes and special
 charges                            136         25          121         282
Special charges                     165         50            2         217
Earnings (loss) before
 interest & income taxes            (29)       (25)         119          65
Net assets                          946        511          803       2,260
Investment in joint
 ventures and alliances             132          3            1         136
Capital expenditures                172         67           32         271
Additions to goodwill                12          2          370         384

1997
____
Net sales                        $3,666     $1,205       $  754      $5,625
Depreciation & amortization         102         34           22         158
Income (expense) from joint
 ventures and alliances              12         (2)           -          10
Earnings (loss) before
 interest and income taxes          207         (2)         107         312
Net assets                        1,074        531          312       1,917
Investment in joint
 ventures and alliances             133         65            6         204
Capital expenditures                304         79           22         405

1996
____
Net sales                        $3,310     $1,213       $  734      $5,257
Depreciation & amortization          97         31           21         149
Income (expense) from joint
 ventures and alliances              (2)         2            -           -
Earnings before interest and
 income taxes                       160         14           58         232
Net assets                          784        459          249       1,492
Investment in joint
 ventures and alliances             114         89            4         207
Capital expenditures                242         44           18         304

Reconciliation to Consolidated Financial Statements:

                                             1998         1997        1996
                                            ______       ______      ______

Earnings before interest & income
 taxes for reportable segments              $   65       $  312      $  232
Interest expense                                71           26          18
Income tax expense                               4           74          54
Minority interest                               11            -           -
                                            ______       ______      ______
Net earnings (loss)                         $  (21)      $  212      $  160
                                            ______       ______      ______
                                            ______       ______      ______

Net assets for reportable segments          $2,260       $1,917      $1,492
Liabilities deducted in arriving
 at net assets                               1,926        1,583       1,586
Deferred tax assets not allocated
 to segments                                   334          256         284
Debt-related costs not allocated
 to segments                                    22            9           7
                                            ______       ______      ______
Total assets                                $4,542       $3,765      $3,369
                                            ______       ______      ______
                                            ______       ______      ______


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

NOTE 17.  QUARTERLY FINANCIAL DATA (unaudited):

$ Millions, except                 First   Second    Third   Fourth    Full
per share amounts                 Quarter  Quarter  Quarter  Quarter   Year
__________________                _______  _______  _______  _______  ______

1998
____
Net sales                         $1,500   $1,635   $1,525   $1,606   $6,266
Gross profit                         297      369      258      325    1,249
Net earnings (loss)                    7       53     (110)      29      (21)
Basic earnings (loss) per share   $  .18   $ 1.39   $(2.86)  $  .75   $ (.55)
Diluted earnings (loss) per share    .18     1.38    (2.86)     .75     (.55)

1997
____
Net sales                         $1,304   $1,396   $1,366   $1,559   $5,625
Gross profit                         286      324      309      361    1,280
Net earnings                          41       53       54       64      212
Basic earnings per share          $ 1.07   $ 1.40   $ 1.41   $ 1.69   $ 5.55
Diluted earnings per share          1.06     1.38     1.38     1.66     5.48

Earnings per share for the first three quarters of 1997 have been restated to reflect the adoption of SFAS No. 128 as disclosed in Note 1.

NOTE 18.  ADDITIONAL INFORMATION:

Long-Lived Assets: The Company evaluates the carrying value of its long-lived assets for impairment whenever adverse events or changes in circumstances indicate that the carrying value of an asset may be impaired. In accordance with SFAS 121, if the quoted market price or if not available, the undiscounted cash flows are not sufficient to support the recorded asset value, an impairment loss is recorded to reduce the carrying value of the asset to the amount of expected discounted cash flows. This same policy is followed for goodwill.

Foreign Currency Gains and Losses: Total foreign currency remeasurement and transaction losses included in earnings were $5 million in 1998, $1 million in 1997 and $2 million in 1996.

Foreign Exchange Forward Contracts: The notional amounts of foreign exchange forward contracts outstanding at December 31 were as follows:

                                  Millions
                                  ________
Currency                     1998          1997
________                     ____          ____

British Pound                $ 86          $ 90
French Franc                   23             -
German Mark                    19            27
Australian Dollar              13           103
Canadian Dollar                11            12
Hong Kong Dollar                8             -
Other                          14             9
                              ___           ___
                             $174          $241
                             ____          ____
                             ____          ____

Employee Stock Plans: A fair-value method of accounting for awards subsequent to January 1, 1996, would have resulted in an increase in compensation expense of $8 million, net of tax ($.20 per share) in 1998, $6 million, net of tax ($.14 per share) in 1997 and $2 million, net of tax ($.05 per share) in 1996.

Investment in Joint Ventures and Alliances: Additional summary financial information for joint ventures and alliances was as follows:

                                        Year Ended December 31
$Millions                          1998          1997          1996
_________                         ______        ______        ______
Net sales                         $1,245        $1,307        $1,328
Gross profit                          25           111            84
Net earnings (loss)                 (105)            5             3
Cummins' share                       (52)            2             2

Other Income: The major components of Other Income, Net include the following:

$ Millions                          1998          1997          1996
__________                          ____          ____          ____

Goodwill amortization               $ 12          $  2          $  2
Interest income                       (9)           (5)          (11)
Gain on sale of businesses            (7)          (13)           (8)
Rental income                         (6)           (3)            -
Royalty income                        (5)          (12)           (6)
Foreign currency losses                5             1             2
Gain on sale of building               -             -            (8)
Distribution system support            -             -             7
Other                                 (3)            4            (2)
                                    ____          ____          ____
Total                               $(13)         $(26)         $(24)
                                    ____          ____          ____
                                    ____          ____          ____

Restructuring and Other Non-Recurring Charges: Activity in the major components of these charges was as follows:

                                Original    Charges       Balance
$ Millions                      Provision    1998      Dec. 31, 1998
__________                      _________   _______    _____________
Restructuring of majority-
 owned operations:
   Workforce reductions           $ 38       $(12)         $ 26
   Asset impairment loss            22          -            22
   Facility consolidations
    and other                       17         (8)            9
                                  ____       ____          ____
                                    77        (20)           57
                                  ____       ____          ____
Restructuring of joint
 venture operations:
   Workforce reductions             11         -             11
   Tax asset impairment loss         7         -              7
   Facility and equipment-
    related costs                    5         -              5
                                  ____      ____           ____
                                    23         -             23
                                  ____      ____           ____
Inventory write-downs
 associated with exit
 activities                         14        (5)             9
                                  ____      ____           ____
Total                             $114      $(25)          $ 89
                                  ____      ____           ____
                                  ____      ____           ____

The remaining one-half of the employees to be severed related to these actions are expected to be terminated at various dates during 1999.

The tax asset impairment loss relates to a write-down of the investment in the Cummins Wartsila joint venture in an amount equal to certain deferred taxes previously recorded for losses of the joint venture. The Company had been adjusting the investment in the joint venture to reflect deferred taxes associated with net operating losses for the venture. Upon review of the restructuring plan and future operating results, it was determined that certain of the associated deferred tax assets for this joint venture are less likely to be recoverable.