Form 10-K
period 1999-12-31
CUMMINS ENGINE CO INC
filed 2000-03-17
CIK 26172

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


               For the Fiscal Year Ended December 31, 1999


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K are not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates was approximately $1.5 billion at January 28, 2000.

As of January 28, 2000, there were outstanding 41.5 million shares of the only class of common stock.

                 Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                             TABLE OF CONTENTS
                             _________________


Part     Item                        Description                      Page
____     ____     _________________________________________________   ____

  I        1      Business                                              3
           2      Properties                                           11
           3      Legal Proceedings                                    11
           4      Submission of Matters to Vote of Security Holders    11

 II        5      Market for the Registrant's Common Equity and
                   Related Stockholder Matters                         12
           6      Selected Financial Data                              13
           7      Management's Discussion and Analysis of Results
                   of Operations and Financial Condition               14
           8      Financial Statements and Supplemental Data           20
           9      Disagreements on Accounting and Financial
                   Disclosure                                          20

III       10      Directors & Executive Officers of the Registrant     21
          11      Executive Compensation                               22
          12      Security Ownership of Certain Beneficial Owners
                   and Management                                      22
          13      Certain Relationships and Related Transactions       22

 IV       14      Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                 23
                  Index to Financial Statements                        24
                  Signatures                                           63
                  Exhibit Index                                        65

                                PART I
                                ______
ITEM 1.  BUSINESS
_______  ________

OVERVIEW
________

Cummins Engine Company, Inc. ("Cummins" or "the Company") is a leading worldwide designer and manufacturer of diesel engines, ranging from 55 to 2,700 horsepower and the largest producer of diesel engines over 200 horsepower. The Company also produces natural gas engines and engine components and subsystems. Cummins provides power and components for a wide variety of equipment in its key businesses: engine, power generation, and filtration.

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

In 1999, approximately 61 percent of net sales were in the United States. Major international markets include Asia and Australia (12 percent of net sales); Europe and the CIS (12 percent of net sales); Canada (7 percent of net sales) and Mexico and Latin America (6 percent of net sales).

BUSINESS MARKETS
________________

     Engine Business
     _______________


     Heavy-duty Truck Market
     _______________________

Cummins has a complete line of diesel engines that range from 280 to 650 horsepower serving the worldwide heavy-duty truck market. All major heavy-duty truck manufacturers in North America offer the Company's heavy-duty diesel engines as standard or optional power. The Company's largest customer for heavy-duty truck engines in 1999 was Freightliner Corporation, a division of DaimlerChrysler. Sales to Freightliner for this market represented seven percent of the Company's net sales in 1999.

In 1999, factory retail sales of North American heavy-duty trucks were 20 percent higher than in 1998, establishing a new industry record. Factory retail sales were 305,000 units in 1999, compared to 254,000 in 1998, and 219,000 in 1997. The Company's share of the North American heavy-duty truck engine market was 31 percent through November 1999, based upon data published by Ward's. The Company's share of the North American heavy-duty truck engine market was 32 percent in 1998 and 1997. The Company has maintained the number one market share position in heavy-duty truck engine sales for 27 consecutive years.

Cummins market share in Mexico grew from 69 percent to 73 percent, positioning Cummins as the market share leader by a very wide margin. The market size in 1999 was 8,800 units for domestic sales.

In South Africa and Australia, the Company also enjoys the number one market position and is a leading supplier of diesel engines in Europe.

In 1999, the Company completed the introduction of its new heavy-duty product line with the launch of the ISL and ISX engines. Cummins offers the ISL, ISM, ISX, N14 and Signature 600 (and Signature 650 in Australia), which comprise the most modern product line in the industry.

In the heavy-duty truck market, the Company competes with independent engine manufacturers as well as truck producers who manufacture engines for their own products. In North America, the Company's primary competitors in the heavy-duty truck engine market are Caterpillar, Inc., Detroit Diesel Corporation and Mack Trucks, Inc. The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other diesel engine manufacturers in international markets include Mercedes-Benz, AB Volvo, Renault Vehicles Industriels, Iveco Diesel Engines, Hino Motors, Ltd., Mitsubishi Heavy Industries, Ltd., Isuzu Motors, Ltd., DAF Trucks N.V. (a subsidiary of Paccar, Inc.), Scania A.B. and Nissan Diesel.

     Medium-duty Truck Market
     ________________________

The Company has a line of diesel engines ranging from 185 to 300 horsepower serving medium-duty and inter-city delivery truck customers worldwide. The Company has the most modern product line in the industry, which is served by the ISB and ISC diesel engines.

The Company entered the North American medium-duty truck market in 1990. Based upon data published by R. L. Polk, the Company's share of the market for diesel-powered medium-duty trucks in 1999 was 14 percent through October 1999. Freightliner was the Company's largest customer for this market in 1999, representing 2 percent of the Company's net sales. The Company's market share in 1998 was 19 percent, and the market share in 1997 was 25 percent. The decline in market share is primarily a result of the end of exclusivity with Ford and some share decline at Freightliner.

The Company sells its ISB and ISC series engines and engine components outside North America to medium-duty truck markets in Asia, Europe and South America.

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

     Bus Market
     __________

Cummins offers both diesel- and alternate-fueled engines for school buses, transit buses and shuttle buses.

In 1999, Cummins was the market share leader for transit buses, a position it first achieved in 1998. Cummins offers the ISB, ISC, ISL and ISM engines for the bus markets. Cummins also offers the L10, B and C series products for natural gas applications, which are primarily focused on transit and school bus markets. The demand for alternate-fueled products continues to grow both domestically and internationally.

In these markets, the Company competes both with independent manufacturers of diesel engines and with vehicle producers who manufacture diesel engines for their own products. Primary competitors who manufacture diesel engines for the bus and light commercial vehicle markets are Detroit Diesel Corporation, General Motors Corporation, Navistar International Corporation, Caterpillar, Inc., AB Volvo, DaimlerChrysler, Scania A.B. and MWM Brazil.

     Light Commercial and Specialty Vehicles
     _______________________________________

Cummins offers the ISB for pickup trucks, primarily in the Dodge Ram pickup truck in North America and for Ford in Brazil. DaimlerChrysler was the Company's largest customer for midrange engines in this market and the Company's number one customer when all markets are considered, with 19 percent of the Company's net sales in 1999.

Cummins is the market leader in the class A recreational vehicle market with a market share of 24 percent. This represents a 75 percent share of diesel-powered recreational vehicles, and a strong growth from gasoline to diesel power for this application.

     Industrial Markets
     __________________

Cummins engines power a wide variety of equipment in the construction, mining, agricultural, marine, rail and government markets throughout the world. The major construction equipment manufacturers are in North America, Europe, Korea and Japan. Construction equipment manufacturers build approximately one million pieces of equipment per year for a diverse set of applications. The agriculture market produces about 340,000 pieces of equipment per year above 75 horsepower, which is the focus market segment for Cummins. The Company has the dominant share of the four-wheel drive agricultural tractor market. In marine markets, about 35,000 diesel-powered pleasure boats and 10,000 commercial boats are built every year. Major marine markets are North America, Europe and Korea. Mining market customers are located in North America, Europe and Japan. Cummins offers a full product line for mining applications that compete in all segments, including 240- and 300-ton trucks. Rail and government represent a small portion of industrial markets. The rail market activity is primarily in Europe and Asia, and the government market is primarily in North America.

A series of new product introductions was completed in 1999, including the QSB5.9, the QSC8.3 and the QSX15 electronic engines. In addition, the B3.3 engine, developed with our joint venture partner Komatsu, was launched in 1999. For the marine market, introductions in 1999 included three ratings of the electronic QSM11 engine, a full product line of shipboard auxiliary units and upgrades of the entire product line to meet the International Maritime Organization's emissions requirements for January 1, 2000. The Company completed the successful introduction of the 2,700-horsepower QSK60 to the mining markets, which extends Cummins product range to power 300-ton haul trucks and 90-cubic-yard excavators.

     Power Generation Business
     _________________________

In 1999, power generation sales represented 20 percent of the Company's net sales. The strategic mission of Cummins Power Generation is to work in partnership with its customers to provide "powerful solutions." The Power Generation business is vertically integrated and manufactures all of the components that make up power generation systems, including engines, alternators, switches, switchgear and controls. Cummins Power Generation also provides a range of services including long-term maintenance contracts, turnkey power solutions and generator set rentals.

Cummins offers reciprocating engine-based power generation systems worldwide with a power range of 2 kilowatts to 2 megawatts. Engines are offered with a choice of fuels: diesel, natural gas and gasoline-fired.

During 1999, Cummins and Wartsila agreed to divide the operations of their joint venture, Cummins Wartsila. While the products have excellent potential in the marketplace, future growth can best be achieved by integrating the products into the parent companies' sales and distribution networks. Cummins will take over the manufacture and global sales and service of the CW 170/180 product line under the designation QSV engine series.

Newage, a subsidiary of Cummins Power Generation, is a leader in the alternator industry, supplying alternators with a range up to 4 megawatts.

Cummins Power Generation competes on a global scale with a variety of engine manufacturers and generator set assemblers. Caterpillar, Inc. remains the primary competition, with its acquisition of MAK, Perkins and FG Wilson. Detroit Diesel Corporation and AB Volvo are other major engine manufacturers with a presence in the high-speed segment of the market. Onan brand sets compete in the mobile business segment and have a leading market share exceeding 80 percent. Newage competes globally with Emerson Electric, Marathon and Meccalte, among others.

     Filtration Business and Other
     ______________________________

Fleetguard, Cummins' Filtration Business, is a leading designer and manufacturer of filtration systems for heavy-duty equipment. Its products are produced and sold in global markets, including Europe, North America, South America, Australia, Africa and Asia. Nelson, purchased in 1998, designs and manufactures air filtration and exhaust systems and distributes in the same markets. Together, Fleetguard and Nelson provide a complete business solution for their customers. Other markets include small engine filtration and exhaust systems for small equipment. The Filtration Business also produces products for the automotive specialty filtration market and the industrial filtration market through its two subsidiaries, Kuss, located in Findley, Ohio, and Universal Silencer, located in Stoughton, Wisconsin.

Cummins owns 16 distributorships, most of them located outside of the United States. Distributors sell loose engines and service parts as well as perform service and repair activities on Cummins products.

Holset's turbochargers are sold worldwide. Holset's joint venture with TELCO assembled and shipped its first turbochargers in 1996. A joint venture with Wuxi in China also began production in 1996. During 1997, the vibration attenuation business was sold to Simpson Industries. The Company continues an alliance with Mitsubishi Heavy Industries of Japan for production of jointly developed turbochargers. In 1999, Holset began full production of a variable geometry turbocharger designed for truck powertrains.

BUSINESS OPERATIONS
___________________

     International
     _____________

The Company has manufacturing facilities worldwide, including major operations in Europe, India, Mexico and Brazil. Parts distribution centers in Brazil, Mexico, Australia, Singapore, China, India and Belgium are strategically located to supply service parts to maintain and repair Cummins engines.

The Company has entered into alliances with business partners in various areas of the world.

In 1997, the Company acquired an additional 1 percent of the outstanding shares of Kirloskar Cummins Limited, becoming the majority owner, and changed the name to Cummins India Limited. This business is now consolidated into Cummins financial statements.

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

In 1995, the Company formed a joint venture with China National Heavy Duty Truck Corporation in Chongqing, previously a Cummins licensee, to manufacture a broad line of diesel engines in China.

Cummins and Scania have a joint venture to produce a fuel system for heavy-duty diesel engines. Cummins also has a joint venture with TELCO to manufacture the Cummins B series engines in India for TELCO trucks.
Cummins and Komatsu have formed joint ventures to manufacture the B series engines in Japan and high-horsepower Komatsu designed engines in the United States. In 1997, a third joint venture with Komatsu to design next-generation industrial engines was announced.

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

     Research and Development
     ________________________

Cummins conducts an extensive research and engineering program to achieve product improvements, innovations and cost reductions for its customers, as well as to satisfy legislated emissions requirements. The Company is nearing completion of a program to refurbish and extend its engine range. Cummins has introduced a variety of concepts in the diesel industry that combine electronic controls, computing capability and information technology. The Company also offers alternate fueled engines for certain of its markets. As disclosed in Note 1 to the Consolidated Financial Statements, research and development expenditures approximated $220 million in 1999, $230 million in 1998, and $250 million in 1997. The Company continues to invest in technologies to meet increasingly more stringent emissions standards.

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

There are approximately 8,900 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins-trained service personnel and parts are available to maintain and repair Cummins engines. The Company's parts distribution centers are located strategically throughout the world.

Cummins also sells engines, parts and related products through distributorships worldwide. The Company believes its distribution system is an important part of its marketing strategy and competitive position. Most of its North American distributors are independently owned and operated. The Company has agreements with each of these distributors, which typically are for a term of three years, subject to certain termination provisions. Upon termination or expiration of the agreement, the Company is obligated to purchase various assets of the distributorship. The purchase obligation of the Company relates primarily to inventory of the Company's products, which can be resold by the Company over a reasonable period of time. In the event the Company had been required to fulfill its obligations to purchase assets from all distributors simultaneously at December 31, 1998, the aggregate cost would have been approximately $333 million. Management believes it is unlikely that a significant number of distributors would terminate their agreements at the same time, requiring the Company to fulfill its purchase obligation.

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

     Employment
     __________

At December 31, 1999, Cummins employed 28,500 persons worldwide, approximately 10,300 of whom are represented by various unions.

The Diesel Workers' Union (DWU) represents employees at several Southern Indiana plants, under two contracts. In 1993, members of the DWU working in a majority of the Company's Southern Indiana manufacturing facilities ratified an agreement that extends until the year 2004. In 1995, members of the DWU at the Company's midrange engine plant ratified a five-year agreement. The Company plans to enter into negotiations with the DWU at the Southern Indiana midrange plant prior to the expiration of the contract in 2000.

The Office Committee Union (OCU) represents technical and administrative employees at the Company`s Southern Indiana facilities, including its Technical Center, under two contracts. In 1995, members of the OCU at the Company's midrange engine plant in Southern Indiana ratified a five-year agreement. The Company plans to enter negotiations with the OCU prior to the expiration of the contract in 2000. In 1999, members of the OCU ratified a five-year agreement for offices and other plants in Southern Indiana and the Company's Technical Center.

The International Association of Machinists (IAM) represents employees at the Company's remanufacturing plant in Memphis, Tennessee, under a three-year agreement which was ratified in 1997. The Company plans to enter negotiations with the IAM before the expiration of its current contract in 2000.

The Union of Needletrades, Industrial and Textile Employees represents employees at the Company's filtration product plan in Findlay, Ohio, under a five-year agreement which was ratified in 1997.

The United Auto Workers represents employees at the Company's filtration products plant in Cookeville, Tennessee, under a three-year agreement ratified in 1999.

The Company has other labor agreements covering employees in North America, South America, the United Kingdom and India.

ENVIRONMENTAL COMPLIANCE
________________________

     Product Environmental Compliance
     ________________________________

Cummins engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. Cummins' products comply with emissions standards that the US Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB"), as well as other regulatory agencies around the world, have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 2000. Cummins' ability to comply with these and future emissions standards is an essential element in maintaining its leadership position in regulated markets. The Company will make significant capital and research expenditures to comply with these standards. Failure to comply could result in adverse effects on future financial results.

Cummins has successfully completed the certification of its 2000 on-highway products, which include both midrange and heavy-duty engines. All of these products underwent extensive laboratory and field testing prior to their release.

In October 1998, Cummins and other manufacturers of heavy-duty diesel engines entered into a Consent Decree with the EPA, the U. S. Department of Justice and CARB related to concerns they had raised regarding the level of Nitrogen Oxide (NOx) emissions from diesel engines under certain driving conditions. The terms of that Consent Decree are a matter of public record. Cummins has developed extensive corporate action plans to comply with all aspects of the Consent Decree. Additionally, four separate court actions have been filed as a result of allegations of the diesel emissions matter. The New York Supreme Court ruled in favor of the Company. This matter is now on appeal. Two courts in California ruled in favor of the Company. A fourth action was filed in U.S. District Court, for the District of Columbia. A decision on Defendants' Motion to Dismiss is currently pending.

Model year 1998 marked the latest major change in promulgated emissions requirements for heavy-duty on-highway diesel engines when the oxides of nitrogen standard was lowered from 5.0 to 4.0 g/bhp-hr.

Contained in the environmental regulations are several means for the EPA to ensure and verify compliance with emissions standards. Two of the principal means are tests of new engines as they come off the assembly line, referred to as selective enforcement audits ("SEA"), and tests of field engines, commonly called in-use compliance tests. The SEA provisions have been used by the EPA to verify the compliance of heavy-duty engines for several years. In 1999, no such audit test was performed on Cummins engines. The failure of an SEA could result in cessation of production of the noncompliant engines and the recall of engines produced prior to the audit. In the product development process, Cummins anticipates SEA requirements when it sets emissions design targets.

No Cummins engines were chosen for in-use compliance testing in 1999. It is anticipated that the EPA will increase the in-use test rate in future years, raising the probability that one or more of the Company's engines will be selected.

In 1988, CARB promulgated a rule that necessitates the reporting of failures of emissions-related components when the failure rate reaches a specified level (25 component failures or one percent of build, whichever is greater). At somewhat higher failure rates (50 components or four percent of build), a recall may be required. In October 1999, the Company communicated to CARB that a failure of the oxidation catalyst used with certain urban bus engines had experienced failures at a level that necessitates a report. This failure has now reached the level that could require a recall. Cummins has initiated activities to correct these failures on all affected engines in California as well as those in other states.

Heavy-duty engines used in construction, agricultural and certain mining applications are also subject to emission regulations. In the United States such standards were phased in beginning in 1996. In other parts of the world similar standards are applied. Cummins has successfully completed certification of its engines used in these nonroad applications. All of these products have undergone extensive laboratory and field tests prior to their release.

EPA's audit provisions cover certified nonroad engines. In 1999, no Cummins engines were selected for such audit testing.

Emissions standards in international markets, including Europe and Japan, are becoming more stringent. Given the Company's experience in meeting US emissions standards, it believes that it is well positioned to take advantage of opportunities in these markets as the need for emissions-control capability grows.

There are several Federal and state regulations which encourage and, in some cases, mandate the use of alternate fueled heavy-duty engines. The Company currently offers natural gas fueled versions of its C8.3 and B5.9 engines, ranging from 150 to 280 horsepower, as well as a propane-fueled version of its B5.9 engine rated at 195 horsepower.

Vehicles and certain industrial equipment in which diesel engines are installed must meet Federal noise standards. The Company believes that applications in which its engines are now installed meet those noise standards and that future installations also will be in compliance.

     Other Environmental Statutes and Regulations
     ____________________________________________

Cummins believes it is in compliance in all material respects with laws and regulations applicable to the plants and operations of the Company and its subsidiaries. During the past five years, expenditures for environmental control activities and environmental remediation projects at the Company's operating facilities in the United States have not been a major portion of annual capital outlays and are not expected to be material in 2000.

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

In 2000, various plants and facilities of the Company will commence development and implementation of ISO 14001 standards for an environmental management system. The Company anticipates that four of its Central Area plants and five of its North American plants will be certified to ISO 14001 within the next two years.

ITEM 2.  PROPERTIES
_______  __________

Cummins' worldwide manufacturing facilities occupy approximately 15 million square feet, including approximately 6 million square feet outside the United States. Principal manufacturing facilities in the United States include the Company's plants in Southern Indiana; Wisconsin; Jamestown, New York; Lake Mills, Iowa; Cookeville, Tennessee; and Fridley, Minnesota; as well as an engine plant in Rocky Mount, North Carolina, which is operated in partnership with Case Corporation.

Countries of manufacture outside of the United States include England, Brazil, Mexico, Canada, France and Australia. In addition, engines and engine components are manufactured by joint ventures or independent licensees at plants in England, France, China, India, Japan, Pakistan, South Korea, Turkey and Indonesia.

Cummins believes that all of its plants have been maintained adequately, are in good operating condition and are suitable for its current needs through productive utilization of the facilities.

ITEM 3.  LEGAL PROCEEDINGS
_______  _________________

The information appearing in Note 17 to the Consolidated Financial Statements is incorporated herein by reference. The material in Item 1 "Other Environmental Statutes and Regulations" also is incorporated herein by reference.

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

                           High         Low         Dividends Declared
                          ______      _______       __________________
1999
____

First quarter            $42 1/4      $35                 $.275
Second quarter            58 1/8       36 1/8              .275
Third quarter             64 9/16      49                  .275
Fourth quarter            52 9/16      39 1/16             .30

1998
____

First quarter            $62 3/4      $51                 $.275
Second quarter            57 5/16      49 3/16             .275
Third quarter             56           29 5/8              .275
Fourth quarter            40 7/8       28 5/16             .275

At December 31, 1999, the approximate number of holders of record of the Company's common stock was 4,800.

The Company has repurchased 5.0 million shares of its common stock since 1994. The Company repurchased .7 million shares on the open market at an aggregate purchase price of $34 million in 1999 and .4 million shares on the open market at an aggregate purchase price of $14 million in 1998. In 1997, the Company repurchased 1.3 million shares from Ford Motor Company and another .2 million shares on the open market at an aggregate purchase price of $75 million. The Company repurchased .8 million shares of stock in the open market at an aggregate purchase price of $34 million in 1996 and 1.6 million shares at an aggregate purchase price of $69 million in 1995. All of the acquired shares are held as common stock in treasury.

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

ITEM 6.  SELECTED FINANCIAL DATA
_______  _______________________

$ Millions, except
per share amounts            1999      1998      1997      1996      1995
_____________________       ______    ______    ______    ______    ______

Net sales                   $6,639    $6,266    $5,625    $5,257    $5,245
Net earnings (loss)            160       (21)      212       160       224
Earnings (loss) per share:
  Basic                       4.16      (.55)     5.55      4.02      5.53
  Diluted                     4.13      (.55)     5.48      4.01      5.52
Cash dividends per share     1.125      1.10     1.075      1.00      1.00
Total assets                 4,697     4,542     3,765     3,369     3,056
Long-term debt               1,092     1,137       522       283       117

Earnings per share for 1995-1996 have been restated to reflect the adoption of SFAS No. 128.

In 1999, the Company's results included a charge of $60 million in connection with the dissolution of the Cummins Wartsila joint venture.

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

OVERVIEW
________

Net sales were a record $6.6 billion in 1999, 6 percent higher than in 1998, and 18 percent higher than in 1997. Earnings before interest and taxes of $356 million in 1999, or 5.4 percent of sales, were also a record, excluding a $60 million pretax charge in connection with the dissolution of the Cummins Wartsila joint venture. This compares to $282 million in 1998, excluding charges of $217 million pretax for product coverage costs, restructuring and exit activities and a settlement with the U.S. Environmental Protection Agency. As reported, earnings before interest and taxes were $296 million in 1999, $65 million in 1998 and $312 million in 1997. Net earnings in 1999 were $160 million or $4.13 per share compared to a net loss of $21 million or $(.55) per share in 1998 and net earnings of $212 million or $5.48 per share in 1997.

RESULTS OF OPERATIONS
_____________________

     Net Sales:
     __________

In 1999, the Company attained its eighth consecutive year of record sales, totaling $6.6 billion. Revenues from sales of engines were 55 percent of the Company's net sales in 1999, with engine revenues 6 percent higher than in 1998 and 15 percent above 1997. The Company shipped a record 426,100 engines in 1999, compared to 403,300 in 1998 and 369,800 in 1997 as follows:

Unit shipments                    1999        1998        1997
________________                 _______     _______     _______

Midrange engines                 298,400     287,400     264,300
Heavy-duty engines               117,900     106,100      94,900
High-horsepower engines            9,800       9,800      10,600
                                 _______     _______     _______
                                 426,100     403,300     369,800
                                 _______     _______     _______
                                 _______     _______     _______

Revenues from non-engine products, which were 45 percent of net sales in 1999, were 6 percent higher than in 1998. The major increases within non-engine revenues were achieved in sales of generator sets and PowerCare sales (which include new parts and remanufactured engines and parts). Sales of the remaining non-engine products, in the aggregate, were essentially level with 1998.

The Company's net sales for each of its key segments during the last three years were:

$ Millions                        1999         1998        1997
__________                       ______       ______      ______

Automotive markets               $3,203       $2,928      $2,622
Industrial markets                1,022        1,054       1,044
                                  _____        _____       _____
Engine Business                   4,225        3,982       3,666
Power Generation Business         1,356        1,230       1,205
Filtration Business & Other       1,058        1,054         754
                                 ______       ______      ______
                                 $6,639       $6,266      $5,625
                                 ______       ______      ______
                                 ______       ______      ______

Cummins' Engine Business, the Company's largest business segment, produces engines and parts for sale to customers in both automotive and industrial markets. Engine Business customers are each serviced through the Company's worldwide distributor network. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as a variety of industrial applications including construction, mining, agriculture, marine, rail and military. Engine Business revenues were $4.2 billion in 1999, a 6 percent increase over 1998 and 15 percent over 1997.

Sales of $3.2 billion in 1999 for automotive markets were 9 percent higher than in 1998 and 22 percent higher than in 1997. In 1999, heavy-duty truck engine revenues were 18 percent higher than in 1998 due to the strong market in North America, partially offset by reduced demand in international heavy-duty truck markets. Within the North

American heavy-duty truck market, unit shipments were up 21 percent over 1998, and Cummins continued to be the market leader. International unit shipments for the heavy-duty market in 1999 were 7 percent lower than in 1998 due primarily to reduced demand in Mexico.

Revenues from the sales of engines for medium-duty trucks in 1999 were 1 percent lower than in 1998 on an 8 percent increase in units. This variance reflected a mix shift towards smaller 4 cylinder engines, which have a lower selling price and margin as well as the impact of the devaluation of the Brazilian real, which reduced revenues in this market.

For the bus and light commercial vehicle market, engine revenues in 1999 were 7 percent higher than in 1998, on a 7 percent increase in unit shipments. Record unit shipments to DaimlerChrysler for the Dodge Ram pickup were 3 percent higher than in 1998 and 30 percent higher than in 1997. The Company also had record shipments to the North American bus and recreational vehicle market, where volumes were 30 percent higher than in 1998 and 39 percent higher than in 1997. Shipments for international bus markets declined 10 percent from 1998, due to lower sales into Mexico.

In 1999, revenues of $1.0 billion from industrial markets were 3 percent lower than in 1998 and 2 percent lower than in 1997, due to decreased volume and a shift in product mix. Engine revenues for this market were down 6 percent on a 6 percent decrease in units. Construction equipment business was 2 percent higher than the year-ago level, while agricultural equipment demand decreased 46 percent from 1998 as a result of very weak markets. Sales to marine markets increased 24 percent from 1998, with strength in both North American and international markets. Mining market sales declined 8 percent as compared to last year.

Revenues of $1.3 billion in 1999 for the Power Generation Business were 10 percent higher than in 1998 and 13 percent higher than in 1997. Approximately $40 million of the sales increase in 1999 related to demand for stand-by power in case of Year 2000 problems; however, the Company expects that nearly half of this increase is sustainable with revenues from new markets, including the rental and home stand-by power businesses.
Sales of the Company's generator sets in 1999 increased 21 percent from 1998, continuing to reflect growth in North America, which more than offset declines in demand for generator sets in Asia and Latin America. Engine sales to generator set assemblers were down 8 percent from the prior year, due primarily to lower demand in Asia. Alternator sales decreased 2 percent as compared to 1998. Sales of small generator sets for recreational vehicles and other consumer markets remained strong in North America, increasing 12 percent from 1998.

Sales of $1.1 billion in 1999 for the Filtration Business and Other were essentially flat with 1998 and 40 percent higher than in 1997, with Nelson Industries, acquired in January 1998, accounting for the majority of the increase from 1997. In 1999, new business at small equipment, truck and agricultural equipment manufacturers offset a decrease in sales resulting from the end of a specific catalyst business, which totaled $35 million. International distributor sales included in this segment decreased 1 percent from 1998, while sales of Holset turbochargers increased 13 percent as compared to a year ago.

Net sales by marketing territory for each of the last three years were:

$ Millions                        1999         1998        1997
__________                       ______       ______      ______

United States                    $4,064       $3,595      $3,123
Asia/Australia                      818          806         898
Europe/CIS                          800          791         796
Canada                              473          459         318
Mexico/Latin America                375          468         364
Africa/Middle East                  109          147         126
                                 ______       ______      ______
                                 $6,639       $6,266      $5,625
                                 ______       ______      ______
                                 ______       ______      ______

In total, international markets accounted for 39 percent of the Company's revenues in 1999. Europe and the CIS, representing 12 percent of the Company's sales in 1999, were 1 percent higher than in 1998 and 1997. Sales to Canada, representing 7 percent of sales in 1999, were 3 percent higher than in 1998. Asian and Australian markets, in total, represented 12 percent of the Company's sales in 1999, with increases in sales to Asia more than offsetting a decline in sales to Australia. In Asia, sales to Southeast Asia increased 28 percent, sales to Korea were 25 percent higher and sales to Japan were 9 percent above 1998 levels, while sales to China decreased 6 percent and India was essentially flat compared to 1998. Business in Mexico and Latin America, representing 6 percent of sales in 1999, was 20 percent lower than in 1998. This decrease was due, in part, to the devaluation of the Brazilian real.

     Gross Margin:
     _____________

As disclosed in Note 3 to the Consolidated Financial Statements, the Company recorded special charges of $92 million in 1998 for product coverage costs and inventory write-downs. The product coverage special charges of $78 million include $43 million primarily attributable to base warranty costs and $35 million for extended warranty programs. The special charges recorded in 1998 also included $14 million for inventory write-downs associated with the Company's restructuring and exit activities. These write-downs reflected amounts of inventory rendered excess or unusable due to the closing or consolidation of facilities.

The Company's gross margin percentage was 21.4 percent in 1999 and 21.4 percent in 1998, excluding the special charges recorded for product coverage and inventory write-downs, and 22.8 percent in 1997. Gross margin percentage in 1998 including the special charges was 19.9 percent. Gross margins in 1999 benefited from higher volumes and product cost improvements, offset by higher product coverage costs. Product coverage costs were 3.7 percent of net sales in 1999, compared to 3.3 percent in 1998, excluding the special charges, and 2.6 percent in 1997.

     Operating Expenses:
     ___________________

Selling and administrative expenses were 11.8 percent of net sales in 1999, compared to 12.5 percent in 1998 and 13.2 percent in 1997. On the 6-percent sales increase in 1999, these expenses, which include volume-variable components, decreased 1 percent in absolute dollars. This improvement reflects benefits of the Company's cost reduction programs and restructuring actions.

Research and engineering expenses were 3.7 percent of net sales in 1999, compared to 4.1 percent in 1998 and 4.6 percent in 1997. This decrease is primarily due to new products moving into production and the Company's cost reduction and productivity initiatives.

The Company's losses from joint ventures and alliances were $28 million in 1999, compared to losses of $30 million in 1998 and income of $10 million in 1997. In 1999, higher losses at the Company's joint venture with Wartsila were more than offset by improved performance at the Company's other joint ventures. The difference from 1997 was due primarily to the consolidation of Cummins India Limited in the fourth quarter of 1997 and increased losses at the Company's joint venture with Wartsila.

In December 1999, the Company recorded a charge of $60 million in connection with the dissolution of the Cummins Wartsila joint venture. The charge included $17 million to write off the Company's remaining investment in the joint venture, $29 million for impairment of assets transferred from the joint venture and $14 million for additional warranty and other liabilities assumed by the Company. The joint venture termination was effective December 31, 1999, with the Company taking over the operations and assets of the product line manufactured in Daventry, England. The asset impairment loss was calculated according to the provisions of SFAS No. 121, using expected discounted cash flows as the estimate of fair value. The majority of the impaired assets are to be held and used in the Company's Power Generation Business, with depreciation continuing on such assets.

As disclosed in Note 4 to the Consolidated Financial Statements, the Company recorded charges in 1998 totaling $125 million, comprised of $100 million of costs associated with the Company's plan to restructure, consolidate and exit certain business activities and $25 million for a civil penalty resulting from an agreement reached with the U.S. Environmental Protection Agency and the Department of Justice regarding diesel engine emissions.

The Company is continuing the restructuring plan implemented in the third quarter of 1998. As of December 31, 1999, approximately $81 million has been charged against the liabilities associated with these actions. The Company funded the restructuring actions using cash generated from operations. Of the planned workforce reduction of 1,100 employees, approximately 900 people left the Company prior to December 31, 1999. The remaining actions to be completed consist primarily of the outsourcing of certain manufacturing operations and payment of severance commitments to terminated employees. The program is expected to be essentially complete in early 2000 and yield approximately $50 million in annual savings at completion. The Company does not currently anticipate any material changes in the original charges recorded for these actions.

     Other:
     ______

Interest expense of $75 million was $4 million higher than in 1998 and $49 million higher than in 1997. Lower capitalization of interest in 1999 accounted for the increase as compared to 1998. The increase from 1997 was due to the increased level of borrowings to support working capital on the higher sales level and to complete the acquisition of Nelson. Other expense went from $13 million of income in 1998 to $8 million of expense in 1999, primarily due to increased non-operating partnership costs and lower interest income in 1999, and certain tax refunds and other non-recurring transactions recorded in 1998.

     Provision for Income Taxes:
     ___________________________

The Company's income tax provision in 1999 was $55 million, an effective tax rate of 25 percent, reflecting reduced taxes on export sales and research tax credits. In 1998, the Company's tax provision was $4 million, with the tax benefits from export sales and the research credit more than offset by the unfavorable tax effects of nondeductible losses in foreign joint ventures and nondeductible EPA penalty and goodwill amortization.
The Company's effective tax rate in 1997 was 26 percent.

     Minority Interest:
     __________________

Minority interest in net earnings of consolidated entities was $6 million in 1999, a decrease of $5 million from 1998 and an increase of $6 million from 1997. The decrease from 1998 was primarily due to lower net earnings of Cummins India Limited in 1999 and the partner's share of losses from the joint venture with Scania. The change in minority interest from 1997 was due to the consolidation of Cummins India Limited beginning in the fourth quarter of 1997, when the Company increased its ownership interest to 51 percent.

     Year 2000:
     __________

The Company experienced no negative effects on customers, employees or suppliers from the Year 2000 date change. No problems with the Company's products were reported. The Company monitored the status of its worldwide sites during the "millennium rollover" through the operation of three communication centers located in Australia, England and Columbus, Indiana. Teams of experts were on-hand and additional resources were available on a stand-by basis to assist sites, if needed. Service and engineering groups were available on-call in case customer requests arose. The Company's sites, including its manufacturing facilities and distribution channels, are working without any disruptive impact from the Year 2000 date change.

The Company also participated in an information gathering process designed by the Automotive Industry Action Group (AIAG) and reported a "green" status throughout the requested Year 2000 AIAG reporting phase in early January.

While Year 2000 results to-date are positive, there are key dates yet to monitor. The communication centers will watch Leap Year Day, February 29, and financial closes during the first quarter. The Company continues its preventive approach to Year 2000 issues. Sites continue to conduct process verifications that critical systems are operating properly.

Costs and Risks of Company's Year 2000 Issues:
The Company will incur total expenditures of approximately $45 million in connection with its Year 2000 program and remediation efforts. The Company is funding its Year 2000 costs with its normal operating cashflow.

There can be no assurances that the systems or products of third parties relied upon by the Company, such as suppliers, vendors or significant customers, were timely converted or that a failure by such third parties, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Other undiscovered factors related to the Year 2000 issue may also have potential for an adverse effect on the Company. Such adverse effects may include an adverse effect on the Company's revenues. The time of completion and success of the Company's Year 2000 program and compliance efforts, and the related expenses, are based upon management's best estimates, which in turn are based on assumptions about future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated.
Specific factors that might cause such material differences include, but are not limited to, the availability of trained personnel, the ability to locate and correct all relevant computer code, and the failure by third parties to address their Year 2000 problems.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of cash flows were:

$ Millions                                      1999      1998      1997
__________                                     ______    ______    ______

Net cash provided by operating activities      $ 307     $ 271     $ 200
Net cash used in investing activities           (166)     (752)     (354)
Net cash (used in) provided by financing
 activities                                     (105)      471        96
Effect of exchange rate changes on cash            -        (1)       (1)
                                               _____     _____     _____
Net change in cash                             $  36     $ (11)    $ (59)
                                               _____     _____     _____
                                               _____     _____     _____

During 1999, net cash provided from operating activities was $307 million, reflecting the Company's strong net earnings and the non-cash effect of depreciation and amortization, reduced by increases in working capital.
Net working capital as a percent of sales was 13.0 percent in 1999, compared to 12.8 percent in 1998 and 11.6 percent in 1997. Net cash used in investing activities in 1999 of $166 million included planned capital expenditures of $215 million, partially offset by $54 million of proceeds from the sale of the Company's Atlas Crankshaft business. Capital expenditures were $271 million in 1998 and $405 million in 1997, during the Company's peak product development period. The higher level of net cash requirements in 1998 was due primarily to the acquisition of Nelson. Investments in joint ventures and alliances in 1999 of $36 million reflected the net effect of capital contributions and cash generated by certain joint ventures.

Net cash used in financing activities was $105 million in 1999. This cash was used for dividend payments, repurchases of the Company's stock and payments on borrowings. As disclosed in Note 7 to the Consolidated Financial Statements, the Company issued $765 million face amount of notes and debentures in 1998 under a $1 billion registration statement filed with the Securities and Exchange Commission in December 1997. Net proceeds were used to finance the acquisition of Nelson and to pay down other indebtedness outstanding at December 31, 1997. Based on the Company's projected cash flow from operations and existing credit facilities, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements in the foreseeable future.

     Legal/Environmental Matters:
     ____________________________

The Company and its subsidiaries are defendants in a number of pending legal actions that arise in the normal course of business, including environmental claims and actions related to use and performance of the Company's products. Such matters are more fully described in Note 17 to the Consolidated Financial Statements. In the event the Company is determined to be liable for damages in connection with such actions or proceedings, the unreserved portion of such liability is not expected to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

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

The following section describes the Company's risk exposures and provides results of sensitivity analyses performed on December 31, 1999. The sensitivity tests assumed instantaneous, parallel shifts in foreign currency exchange rates, commodity prices and interest rate yield curves.

A. Foreign Exchange Rates

Due to its international business presence, the Company transacts extensively in foreign currencies. As a result, corporate earnings experience some volatility related to movements in exchange rates. In order to exploit the benefits of global diversification and naturally offsetting currency positions, foreign exchange balance sheet exposures are aggregated and hedged at the corporate level through the use of foreign exchange forward contracts. The objective of the foreign exchange hedging program is to reduce earnings volatility resulting from the translation of net foreign exchange balance sheet positions. A hypothetical, instantaneous, 10 percent adverse movement in the foreign currency exchange rates would decrease earnings by approximately $4 million in the current reporting period. The sensitivity analysis ignores the impact of foreign exchange movements on Cummins' competitive position as well as the remoteness of the likelihood that all foreign currencies will move in tandem against the U.S. dollar. The analysis also ignores the offsetting impact on income of the revaluation of the underlying balance sheet exposures.

B. Interest Rates

The Company currently has in place three interest rate swaps that effectively convert fixed-rate debt into floating-rate debt. The objective of the swaps is to more efficiently balance borrowing costs and interest rate risk. A sensitivity analysis assumed a hypothetical, instantaneous, 100 basis-point parallel increase in the floating interest rate yield curve, after which rates remained fixed at the new, higher level for a one-year period. This change in yield curve would correspond to a $4 million increase in interest expense for the one-year period. This sensitivity analysis does not account for the change in the Company's competitive environment indirectly related to changes in interest rates and the potential managerial action taken in response to these changes.

C. Commodity Prices

The Company is exposed to fluctuation in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers. Given the historically volatile nature of commodity prices, this exposure can significantly impact product costs. The Company uses commodity swap agreements to partially hedge exposures to changes in copper and aluminum prices. Given a hypothetical, instantaneous 10 percent depreciation of the underlying commodity price, with prices then remaining fixed for a 12-month period, the Company would experience a loss of approximately $3 million for the annual reporting period. This amount excludes the offsetting impact of decreases in commodity costs.

Forward-looking Statements
__________________________

This Management's Discussion and Analysis of Results of Operations and Financial Condition, other sections of this Annual Report and the Company's press releases, teleconferences and other external communications contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which Cummins operates and management's beliefs and assumptions. Words, such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Cummins undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

See Index to Financial Statements on page 24.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
_______  ____________________________________________________

None.

                                PART III
                                ________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________  __________________________________________________

The information appearing under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 4, 2000 ("the Proxy Statement") is incorporated by reference in partial answer to this item. Except as otherwise specifically incorporated by reference, the Proxy Statement is not to be deemed filed as part of this report.

The executive officers of the Company at December 31, 1999 are set forth below. The Chairman of the Board and President are elected annually by the Board of Directors at the Board's first meeting following the Annual Meeting of the Shareholders. Other officers are appointed by the Chairman and ratified by the Board of Directors and hold office for such period as the Board of Directors or Chairman of the Board may prescribe.

                           Present Position and Business Experience
     Name          Age     During Last 5 Years
_______________    ___     _________________________________________________

Jean S. Blackwell   45     Vice President - Human Resources (1997 to
                           present), Vice President - General Counsel (1997)

Pamela F. Carter    50     Vice President - General Counsel and Corporate
                           Secretary (1997 to present)

John K. Edwards     55     Executive Vice President, Group President - Power
                           Generation and International (1996 to present), Vice President - International (1989 to 1996)

Mark R. Gerstle     44     Vice President - Cummins Business Services
                           (1998 to present), Vice President and Chief
                           Administrative Officer and Secretary (1997 to
                           1998), Vice President - Law and Corporate
                           Affairs and Secretary (1997), Vice President -
                           General Counsel and Secretary (1995 to 1997),
                           Assistant General Counsel (1991 to 1995)

James A. Henderson  65     Chairman and Chief Executive Officer (1995 to
                           Present), President and Chief Executive Officer
                           (1994 to 1995)

M. David Jones      52     Vice President - Filtration Group and President,
                           Fleetguard, Inc. (1996 to present), Vice
                           President - Aftermarket Group (1989 to 1996)

F. Joseph Loughrey  50     Executive Vice President and Group President -
                           Engine Business (1999 to present), Executive
                           Vice President and Group President - Industrial and Chief Technical Officer (1996 to 1999),
                           Group Vice President - Worldwide Operations and
                           Technology (1995 to 1996), Group Vice
                           President - Worldwide Operations (1990 to 1995)

Frank J. McDonald   53     Vice President - Quality (1999 to present), Vice
                           President - Worldwide Midrange Operations (1996 to
                           1999), Vice President - Midrange Manufacturing
                           (1992-1996)

Rick J. Mills       52     Vice President - Corporate Controller (1996 to
                           present), Vice President Pacific Rim and Latin
                           America - Fleetguard, Inc. (1993 to 1996)

                           Present Position and Business Experience
     Name          Age     During Last 5 Years
_______________    ___     ________________________________________________

Kiran M. Patel      51     Executive Vice President and Chief Financial
                           Officer (1999 to present), Vice President and
                           Chief Financial Officer (1996 to 1999),
                           President - Fleetguard, Inc. (1993 to 1996)

Theodore M. Solso   52     President and Chief Operating Officer (1995 to
                           present), Executive Vice President and Chief
                           Operating Officer (1994 to 1995)

Christine M. Vujovich  48  Vice President - Environmental Policy and Product
                           Strategy (1999 to present), Vice President -
                           Worldwide Marketing for Bus and Light Commercial Automotive and Environmental Management (1996 to 1999), Vice President - Product Planning and Environmental Management (1989 to 1996)

ITEM 11.  EXECUTIVE COMPENSATION
________  ______________________

The information appearing under the following captions in the Company's Proxy Statement is hereby incorporated by reference: "The Board of Directors and Its Committees," "Executive Compensation -- Compensation Tables and Other Information," "Executive Compensation -- Change of Control Arrangements" and "Executive Compensation -- Compensation Committee Interlocks and Insider Participation."

The Company has adopted various benefit and compensation plans covering officers and other key employees under which certain benefits become payable upon a change of control of the Company. Cummins also has adopted an employee retention program covering approximately 700 employees of the Company and its subsidiaries, which provides for the payment of severance benefits in the event of termination of employment following a change of control of Cummins. The Company and its subsidiaries also have severance programs for other exempt employees of the Company whose employment is terminated following a change of control of the Company. Certain of the pension plans covering employees of the Company provide, upon a change of control of Cummins, that excess plan assets become dedicated solely to fund benefits for plan participants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________  ______________________________________________________________

A discussion of the security ownership of certain beneficial owners and management appearing under the captions "Principal Security Ownership," "Election of Directors" and "Executive Compensation -- Security Ownership of Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________  ______________________________________________

The information appearing under the captions "The Board of Directors and Its Committees," "Executive Compensation - Compensation Committee Interlocks and Insider Participation" and "Other Transactions and Agreements with Directors, Officers and Certain Shareholders" in the Proxy Statement is incorporated herein by reference.

                                PART IV
                                _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
________  _______________________________________________________________

Documents filed as a part of this report:

     1. See Index to Financial Statements on page 24 for a list of the financial statements filed as a part of this report.

     2. See Exhibit Index on page 65 for a list of the exhibits filed or incorporated herein as a part of this report.

No reports on Form 8-K were filed during the fourth quarter of 1999.

                INDEX TO FINANCIAL STATEMENTS
                _____________________________


                                                               Page
                                                               ____

Responsibility for Financial Statements                         25
Report of Independent Public Accountants                        25
Consolidated Statement of Earnings                              26
Consolidated Statement of Financial Position                    27
Consolidated Statement of Cash Flows                            28
Consolidated Statement of Shareholders' Investment              29
Notes to Consolidated Financial Statements                      30
Quarterly Financial Data                                        42
Cummins Wartsila SAS Financial Statements                       43

               RESPONSIBILITY FOR FINANCIAL STATEMENTS
               _______________________________________


Management is responsible for the preparation of the Company's consolidated financial statements and all related information appearing in this Report. The statements and notes have been prepared in conformity with generally accepted accounting principles and include some amounts which are estimates based upon currently available information and management's judgment of current conditions and circumstances. The Company engaged Arthur Andersen LLP, independent public accountants, to examine the consolidated financial statements. Their report appears on this page.

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


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ________________________________________


To the Shareholders and Board of Directors of Cummins Engine Company, Inc.:

We have audited the accompanying consolidated statement of financial position of Cummins Engine Company, Inc., (an Indiana corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows and shareholders' investment for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cummins Engine Company, Inc., and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                               Arthur Andersen LLP
Chicago, Illinois
January 26, 2000

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                    __________________________________



Millions, except per share amounts           1999       1998       1997
__________________________________          ______     ______     ______

Net sales                                   $6,639     $6,266     $5,625
Cost of goods sold                           5,221      4,925      4,345
Special charges                                  -         92          -
                                            ______     ______     ______
Gross profit                                 1,418      1,249      1,280
Selling & administrative expenses              781        787        744
Research & engineering expenses                245        255        260
Net expense (income) from joint ventures
 and alliances                                  28         30        (10)
Interest expense                                75         71         26
Other expense (income), net                      8        (13)       (26)
Restructuring and other
 non-recurring charges                          60        125          -
                                             _____      _____      _____
Earnings (loss) before income taxes            221         (6)       286
Provision for income taxes                      55          4         74
Minority interest                                6         11          -
                                             _____      _____      _____
Net earnings (loss)                         $  160      $ (21)     $ 212
                                             _____      _____      _____
                                             _____      _____      _____

Basic earnings (loss) per share             $ 4.16      $(.55)     $5.55
Diluted earnings (loss) per share             4.13       (.55)      5.48


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________



Millions, except per share amounts                     December 31,
__________________________________                   1999        1998
                                                    ______      ______
Assets
Current assets:
 Cash and cash equivalents                          $   74      $   38
 Receivables, net of allowance of $9 and $13         1,026         833
 Inventories                                           787         731
 Other current assets                                  293         274
                                                     _____       _____
                                                     2,180       1,876
                                                     _____       _____
Investments and other assets:
 Investments in joint ventures and alliances           131         136
 Other assets                                          143         144
                                                     _____       _____
                                                       274         280
                                                     _____       _____
Property, plant and equipment:
 Land and buildings                                    577         590
 Machinery, equipment and fixtures                   2,375       2,320
 Construction in process                               168         185
                                                     _____       _____
                                                     3,120       3,095
 Less accumulated depreciation                       1,490       1,424
                                                     _____       _____
                                                     1,630       1,671
                                                     _____       _____

Goodwill, net of amortization of $28 and $17           364         384
                                                     _____       _____
Other intangibles, deferred taxes and
 deferred charges                                      249         331
                                                    ______      ______
Total assets                                        $4,697      $4,542
                                                    ______      ______
                                                    ______      ______


Liabilities and shareholders' investment
Current liabilities:
 Loans payable                                      $  113      $   64
 Current maturities of long-term debt                   10          26
 Accounts payable                                      411         340
 Accrued salaries and wages                             88          99
 Accrued product coverage & marketing expenses         246         209
 Income taxes payable                                   40          13
 Other accrued expenses                                406         320
                                                     _____       _____
                                                     1,314       1,071
                                                     _____       _____
Long-term debt                                       1,092       1,137
                                                     _____       _____
Other liabilities                                      788       1,000
                                                     _____       _____
Minority interest                                       74          62
                                                     _____       _____

Shareholders' investment:
 Common stock, $2.50 par value, 48.3 and 48.1
  shares issued                                        121         120
 Additional contributed capital                      1,129       1,121
 Retained earnings                                     760         648
 Accumulated other comprehensive income               (109)       (167)
 Common stock in treasury,at cost,6.8 & 6.1 shares    (274)       (240)
 Common stock held in trust for employee benefit
  plans, 3.4 and 3.6 shares                           (163)       (172)
 Unearned compensation                                 (35)        (38)
                                                     _____       _____
                                                     1,429       1,272
                                                     _____       _____

Total liabilities & shareholders' investment        $4,697      $4,542
                                                    ______      ______
                                                    ______      ______



The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ____________________________________



Millions                                          1999       1998       1997
________                                         ______     ______     ______

Cash flows from operating activities:
 Net earnings (loss)                             $ 160      $ (21)     $ 212
                                                 _____      _____      _____
 Adjustments to reconcile net earnings (loss)
  to net cash from operating activities:
  Depreciation and amortization                    233        199        158
  Restructuring & other non-recurring actions       38        110        (24)
  Equity in (earnings) losses of joint
   ventures and alliances                           35         38         (1)
  Receivables                                     (200)       (10)       (80)
  Inventories                                      (60)       (26)       (65)
  Accounts payable and accrued expenses            162         56        (18)
  Deferred income taxes                            (31)       (65)        22
  Other                                            (30)       (10)        (4)
                                                  ____       ____       ____
  Total adjustments                                147        292        (12)
                                                  ____       ____       ____
                                                   307        271        200
                                                  ____       ____       ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                       (215)      (271)      (405)
  Disposals                                         22          7         21
 Investments in joint ventures and alliances       (36)       (22)       (47)
 Acquisitions and dispositions of business
  activities                                        57       (468)        76
 Other                                               6          2          1
                                                  ____       ____       ____
                                                  (166)      (752)      (354)
                                                  ____       ____       ____
Net cash provided by (used in) operating and
 investing activities                              141       (481)      (154)
                                                  ____       ____       ____
Cash flows from financing activities:
 Proceeds from borrowings                           28        711        281
 Payments on borrowings                            (90)      (161)       (50)
 Net borrowings (payments) under short-term
  credit agreements                                 49        (30)       (12)
 Repurchases of common stock                       (34)       (14)       (75)
 Dividend payments                                 (47)       (46)       (45)
 Other                                             (11)        11         (3)
                                                  ____       ____       ____
                                                  (105)       471         96
                                                  ____       ____       ____

Effect of exchange rate changes on cash              -         (1)        (1)
                                                  ____       ____       ____
Net change in cash and cash equivalents             36        (11)       (59)
Cash & cash equivalents at beginning of year        38         49        108
                                                  ____       ____       ____
Cash & cash equivalents at end of year            $ 74       $ 38       $ 49
                                                  ____       ____       ____
                                                  ____       ____       ____


Cash payments during the year for:
 Interest                                         $ 82       $ 56       $ 21
 Income taxes                                       56         73         42


The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
           __________________________________________________



Millions, except per share amounts         1999         1998        1997
__________________________________      ___________  __________  __________

Common stock:
 Balance at beginning of year           $  120       $  120      $  110
 Issued to trust for employee
  benefit plans                              -            -           9
 Other                                       1            -           1
                                         _____        _____        ____
 Balance at end of year                    121          120         120
                                         _____        _____        ____
Additional contributed capital:
 Balance at beginning of year            1,121        1,119         929
 Issued to trust for employee
  benefit plans                              -            -         171
 Other                                       8            2          19
                                         _____        _____       _____
 Balance at end of year                  1,129        1,121       1,119
                                         _____        _____       _____
Retained earnings:
 Balance at beginning of year              648          715         548
 Net earnings (loss)                       160  $160    (21) $(21)  212  $212
                                                 ___          ____        ___
 Cash dividends                            (47)         (46)       ( 45)
 Other                                      (1)           -           -
                                          ____         ____        ____
 Balance at end of year                    760          648         715
                                          ____         ____        ____

Accumulated other comprehensive income:
 Balance at beginning of year             (167)         (70)        (60)
 Foreign currency translation
  adjustments                                      4          (43)        (21)
 Minimum pension liability
  adjustments                                     55          (54)         12
 Unrealized losses on securities                  (1)           -          (1)
                                                 ___          ___         ___
 Other comprehensive income                 58    58    (97)  (97)  (10)  (10)
                                           ___   ___    ___   ___   ___   ___
 Comprehensive income                           $218        $(118)       $202
                                                ____         ____        ____
                                                ____         ____        ____
 Balance at end of year                   (109)        (167)        (70)
                                           ___          ___         ___

Common stock in treasury:
 Balance at beginning of year             (240)        (245)       (169)
 Repurchased                               (34)         (14)        (76)
 Issued                                      -           19           -
                                         _____        _____        ____
 Balance at end of year                   (274)        (240)       (245)
                                         _____        _____        ____
Common stock held in trust for
 employee benefit plans:
 Balance at beginning of year             (172)        (175)          -
 Issued                                      -            -        (180)
 Shares allocated to benefit plans           9            3           5
                                         _____        _____       _____
 Balance at end of year                   (163)        (172)       (175)
                                         _____        _____       _____

Unearned compensation:
 Balance at beginning of year              (38)         (42)        (46)
 Shares allocated to participants            3            4           4
                                        ______       ______       _____
 Balance at end of year                    (35)         (38)        (42)
                                        ______       ______       _____

Shareholders' investment                $1,429       $1,272      $1,422
                                        ______       ______      ______
                                        ______       ______      ______

Shares of stock
Common stock, $2.50 par value,
 150.0 shares authorized
 Balance at beginning of year             48.1         48.1        43.9
 Shares issued                              .2            -         4.2
                                          ____         ____        ____
 Balance at end of year                   48.3         48.1        48.1
                                          ____         ____        ____
                                          ____         ____        ____

Common stock in treasury
 Balance at beginning of year              6.1          6.0         4.5
 Shares repurchased                         .7           .4         1.5
 Shares issued                               -          (.3)          -
                                           ___          ___         ___
 Balance at end of year                    6.8          6.1         6.0
                                           ___          ___         ___
                                           ___          ___         ___

Common stock held in trust for
 employee benefit plans
 Balance at beginning of year              3.6          3.7           -
 Shares issued                               -            -         3.8
 Shares allocated to benefit plans         (.2)         (.1)        (.1)
                                           ___          ___         ___
 Balance at end of year                    3.4          3.6         3.7
                                           ___          ___         ___
                                           ___          ___         ___




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

For foreign entities where the US dollar is the functional currency, including those operating in highly inflationary economies, inventory, property, plant and equipment balances and related income statement accounts have been translated using historical exchange rates. The resulting gains and losses have been credited or charged to net earnings and were net losses of $2 million in 1999, $5 million in 1998 and $1 million in 1997.

Derivative Instruments: The Company makes use of derivative instruments in its foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are commodity and interest rate swaps, as well as foreign currency forward contracts. These contracts are used strictly for hedging and not for speculative purposes. Refer to Note 10 for more information on derivative financial instruments.

The Company enters into commodity swaps to offset the Company's exposure to price volatility for certain raw materials used in the manufacturing process. As the Company has the discretion to settle these transactions either in cash or by taking physical delivery, these contracts are not considered financial instruments for accounting purposes. These commodity swaps are accounted for as hedges.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 on accounting for derivative instruments and hedging activities. The statement is effective for fiscal years beginning after June 15, 2000. The Company plans to adopt this statement at the beginning of fiscal 2001 and is currently evaluating its hedging strategy as it applies to the new statement. The statement is not expected to have a material effect on the Company's results of operations.

Other Costs: Estimated costs of commitments for product coverage programs are charged to earnings at the time the Company sells its products.

Research & development expenditures, net of contract reimbursements, are expensed when incurred and were $218 million in 1999, $228 million in 1998 and $250 million in 1997.

Maintenance and repair costs are charged to earnings as incurred.

Cash Equivalents: Cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase.

Inventories: Inventories are stated at the lower of cost or net realizable value. Approximately 23 percent of domestic inventories (primarily heavy-duty and high-horsepower engines and engine parts) are valued using the last-in, first-out (LIFO) cost method. All other inventories are valued using the first-in, first-out (FIFO) method. Inventories at December 31 were as follows:

$ Millions                                1999        1998
__________                                ____        ____
Finished products                         $402        $400
Work-in-process and raw materials          440         387
                                          ____        ____
Inventories at FIFO cost                   842         787
Excess of FIFO over LIFO                   (55)        (56)
                                          ____        ____
                                          $787        $731
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

Long-Lived Assets: The Company evaluates the carrying value of its long-lived assets for impairment whenever adverse events or changes in circumstances indicate that the carrying value of an asset may be impaired. In accordance with SFAS No.121, if the quoted market price, or if not available the undiscounted cash flows, are not sufficient to support the recorded asset value, an impairment loss is recorded to reduce the carrying value of the asset to the amount of expected discounted cash flows. This same policy is followed for goodwill.

Software: Internal and external software costs (excluding research, reengineering and training) are capitalized and amortized generally over 5 years. Capitalized software, net of amortization, was $110 million at December 31, 1999, and $75 million at December 31, 1998.

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

                       Net           Weighted
Millions, except     Earnings        Average
per share amounts     (Loss)          Shares       Per share
_________________    ________        ________      _________

1999
____
Basic                 $160             38.3         $4.16
Options                  -               .3         _____
                      ____             ____         _____
Diluted               $160             38.6         $4.13
                      ____             ____         _____
                      ____             ____         _____

1998
____
Basic                 $(21)            38.5         $(.55)
Options                  -                -         _____
                      ____             ____         _____
Diluted               $(21)            38.5         $(.55)
                      ____             ____         _____
                      ____             ____         _____

1997
____
Basic                 $212             38.2         $5.55
Options                  -               .5         _____
                      ____             ____         _____
Diluted               $212             38.7         $5.48
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

NOTE 3. SPECIAL CHARGES: In 1998, the Company recorded special charges of $92 million for product coverage costs and inventory write-downs. The product coverage special charges of $78 million included $43 million primarily attributable to the recent experience of higher-than-anticipated base warranty costs to repair certain automotive engines manufactured in previous years, and $35 million related to a revised estimate of product coverage cost liability primarily for extended warranty programs. The special charges also included $14 million for inventory write-downs associated with the Company's restructuring and exit activities. These write-downs related to amounts of inventory rendered excess or unusable due to the closing or consolidation of facilities.

NOTE 4. RESTRUCTURING AND OTHER NON-RECURRING CHARGES: In December 1999, the Company recorded a charge of $60 million in connection with the dissolution of the Cummins Wartsila joint venture. The charge included $17 million to write off the Company's remaining investment in the joint venture, $29 million for impairment of assets transferred from the joint venture and $14 million for additional warranty and other liabilities assumed by the Company. The joint venture termination was effective December 31, 1999, with the Company taking over the operations and assets of the product line manufactured in Daventry, England.

The asset impairment loss was calculated according to the provisions of SFAS No. 121, using expected discounted cash flows as the estimate of fair value. The majority of the impaired assets are to be held and used in the Company's Power Generation Business, with depreciation continuing on such assets.

In the third quarter of 1998, the Company recorded charges of $125 million, comprised of $100 million for costs to reduce the worldwide workforce by approximately 1,100 people, as well as costs associated with streamlining certain majority-owned and international joint venture operations and $25 million for a civil penalty to be paid by the Company as a result of an agreement reached with the U.S. Environmental Protection Agency (EPA) regarding diesel engine emissions. In addition, the Company recorded special charges of $14 million for inventory write-downs associated with restructuring actions.

The Company is continuing the restructuring plan implemented in the third quarter of 1998. As of December 31, 1999, approximately $81 million has been charged against the liabilities associated with these actions. The Company has funded the restructuring actions using cash generated from operations.
Of the planned workforce reduction of 1,100 employees, approximately 900 people left the Company prior to December 31, 1999. The remaining actions to be completed consist primarily of the outsourcing of certain manufacturing operations and payment of severance commitments to terminated employees. The program is expected to be essentially complete in early 2000 and yield approximately $50 million in annual savings at completion. The Company does not currently anticipate any material changes in the original charges recorded for these actions. Activity in the major components of these charges is as follows:
                                                     Charges
                                    Original      ______________
$ Millions                          Provision     1998     1999    12/31/99
__________                          _________     _____    _____   ________

Restructuring of majority-owned
 operations:
  Workforce reductions                $ 38        $(12)    $(14)     $ 12
  Asset impairment loss                 22           -       (7)       15
  Facility consolidations and
   other                                17          (8)      (4)        5
                                       ___        ____     ____      ____
                                        77         (20)     (25)       32
                                       ___        ____     ____      ____
Restructuring of joint venture
 operations:
  Workforce reductions                  11           -      (10)        1
  Tax asset impairment loss              7           -       (7)        -
  Facility & equipment-related costs     5           -       (5)        -
                                       ___        ____     ____      ____
                                        23           -      (22)        1
                                       ___        ____     ____      ____

Inventory write-downs associated
 with restructuring actions             14          (5)      (9)        -
                                       ___        ____     ____      ____

Total restructuring charges            114         (25)     (56)       33
                                       ___        ____     ____      ____

EPA penalty                             25           -       (8)       17
                                       ___        ____     ____      ____

Total                                 $139        $(25)    $(64)     $ 50
                                      ____        ____     ____      ____
                                      ____        ____     ____      ____

NOTE 5. OTHER EXPENSE (INCOME): The major components of other expense (income) included the following:

$ Millions                               1999      1998      1997
__________                               ____      ____      ____

Amortization of intangibles              $15       $ 14      $  2
Interest income                           (7)        (9)       (5)
Loss (gain) on sale of businesses          1         (7)      (13)
Rental income                             (5)        (6)       (3)
Royalty income                            (4)        (5)      (12)
Foreign currency losses                    2          5         1
Non-operating partnership costs            6          3         -
Social tax refunds                         -         (3)        -
Other                                      -         (5)        4
                                         ___       ____      ____
Total                                    $ 8       $(13)     $(26)
                                         ___       ____      ____
                                         ___       ____      ____

NOTE 6. INVESTMENTS IN JOINT VENTURES AND ALLIANCES: Investments in joint ventures and alliances at December 31 were as follows:

$ Millions                                1999         1998
__________                                ____         ____

Tata Cummins                              $ 22         $ 22
Komatsu alliances                           18           17
Chongqing Cummins                           16           15
Behr America                                15           14
European Engine Alliance                    14            5
Consolidated Diesel                         11           39
Dong Feng                                   10            8
Cummins Wartsila                             -           (6)
Other                                       25           22
                                          ____         ____
                                          $131         $136
                                          ____         ____
                                          ____         ____


Summary financial information for the joint ventures and alliances was as follows:
                                                December 31,
$ Millions                             1999        1998        1997
__________                            ______      ______      ______
Net sales                             $1,334      $1,245      $1,307
Gross profit                             101          25         111
Net earnings (loss)                      (64)       (105)          5
Cummins' share                           (32)        (52)          2

Current assets                        $  302      $  527
Noncurrent assets                        485         613
Current liabilities                     (223)       (406)
Noncurrent liabilities                  (284)       (455)
                                        ____        ____
Net assets                              $280        $279
                                        ____        ____
                                        ____        ____
Cummins' share                          $131        $136
                                        ____        ____
                                        ____        ____

The Company has guaranteed $52 million in outstanding debt of the Cummins Wartsila joint venture as of December 31, 1999. As disclosed in Note 4, the Cummins Wartsila joint venture was terminated effective December 31, 1999.

In connection with various joint venture agreements, Cummins is required to purchase products from the joint ventures in amounts to provide for the recovery of specified costs of the ventures. Under the agreement with Consolidated Diesel, Cummins' purchases were $513 million in 1999 and $535 million in 1998.

NOTE 7.  BORROWINGS:  Long-term debt at December 31 was:

$ Millions                                         1999       1998
__________                                         ____       ____
7.125% debentures due 2028                         $249       $249
6.45% notes due 2005                                224        224
Commercial paper                                    168        142
5.65% debentures due 2098, net of unamortized
 discount of $40 (effective interest rate 7.48%)    125        125
6.25% notes due 2003                                125        125
6.75% debentures due 2027                           120        120
Guaranteed notes of ESOP Trust due 2010              61         63
8.2% notes through 2003                               -         79
Other                                                30         36
                                                  _____      _____
Total                                             1,102      1,163
Current maturities                                  (10)       (26)
                                                 ______     ______
Long-term debt                                   $1,092     $1,137
                                                 ______     ______
                                                 ______     ______

Maturities of long-term debt for the five years subsequent to December 31, 1999 are $10 million, $8 million, $9 million, $131 million and $7 million.
At December 31, 1999 and 1998, the weighted-average interest rate on loans payable and current maturities of long-term debt approximated 6 percent and 7 percent, respectively.

The Company maintains a $500 million revolving credit agreement, maturing in 2003, under which there were no outstanding borrowings at December 31, 1999 or 1998. The revolving credit agreement supports the Company's commercial paper borrowings. In February 1998, the Company issued $765 million face amount of notes and debentures under a $1 billion Registration Statement filed with the Securities and Exchange Commission in 1997. Net proceeds were used to finance the acquisition of Nelson and to pay down other indebtedness outstanding at December 31, 1997. The Company also has other domestic and international credit lines with approximately $116 million available at December 31, 1999.

The Company's debt agreements have several covenants which require maintenance of a certain level of net worth, place restrictions on the amount of additional debt the Company may incur and require maintenance of minimum leverage ratios.

In December 1999, the Company paid off the 8.2 percent notes due in 2003 using cash generated from operations and additional commercial paper borrowings.

At December 31, 1999 and 1998, loans payable included $100 million and $54 million, respectively, of notes payable to banks and $13 million and $10 million, respectively, of bank overdrafts.

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


NOTE 8. OTHER LIABILITIES: Other liabilities at December 31 included the following:

$ Millions                                             1999       1998
__________                                            ______     ______
Accrued retirement & post-employment benefits         $  511     $  720
Accrued product coverage & marketing expenses            175        156
Accrued compensation                                      42         38
Deferred income taxes                                      1         17
Other                                                     59         69
                                                        ____     ______
                                                      $  788     $1,000
                                                      ______     ______
                                                      ______     ______

NOTE 9.  INCOME TAXES:  The provision for income taxes was as follows:

$ Millions                                 1999     1998      1997
_____________                              ____     ____      ____
Current:
 U.S. Federal and state                    $43      $16       $16
 Foreign                                    43       41        32
                                            __       __        __
                                            86       57        48
                                            __       __        __
Deferred:
 U.S. Federal and state                    (17)     (34)       26
 Foreign                                   (14)     (19)        -
                                            __       __        __
                                           (31)     (53)       26
                                           ___      ___        __
                                           $55      $ 4       $74
                                           ___      ___       ___
                                           ___      ___       ___


Significant components of net deferred tax assets related to the following tax effects of differences between financial and tax reporting at December 31:

$ Millions                                              1999       1998
__________                                              ____       ____

Employee benefit plans                                  $282       $300
Product coverage & marketing expenses                    126        106
Restructuring charges                                     34         14
US plant & equipment                                    (182)      (176)
Net foreign taxable differences, primarily plant
 and equipment                                             9          6
US Federal carryforward benefits:
 General business tax credits, expiring 2018 to 2019      22         43
 Minimum tax credits, no expiration                       15         12
Other net differences                                     13         12
                                                        ____       ____
                                                        $319       $317
                                                        ____       ____
                                                        ____       ____
Balance Sheet Classification
____________________________
Current assets                                          $210       $203
Noncurrent assets                                        110        131
Noncurrent liabilities                                    (1)       (17)
                                                        ____       ____
                                                        $319       $317
                                                        ____       ____
                                                        ____       ____

The Company expects to realize all of its tax assets, including the use of all carryforwards, before any expiration.

Earnings before income taxes and differences between the effective tax rate and US Federal income tax rate were:

$ Millions                                      1999      1998      1997
__________                                      ____      ____      ____
Earnings (loss) before income taxes:
  US                                            $232      $(21)     $205
  Foreign                                        (11)       15        81
                                                ____      ____      ____
                                                $221      $ (6)     $286
                                                ____      ____      ____
                                                ____      ____      ____


Tax at 35 percent US statutory rate             $ 77      $ (2)     $100
Nondeductible EPA penalty                          -         9         -
Nondeductible goodwill amortization                3         3         -
Research tax credits                             (15)      (10)      (11)
Foreign sales corporation benefits               (18)       (9)      (11)
Differences in rates and taxability of
 foreign subsidiaries                             10        15        (3)
All other, net                                    (2)       (2)       (1)
                                                ____      ____      ____
                                                $ 55      $  4      $ 74
                                                ____      ____      ____
                                                ____      ____      ____


NOTE 10. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT: The Company is exposed to financial risk resulting from volatility in foreign exchange rates and interest rates. This risk is closely monitored and managed through the use of financial derivative contracts. As clearly stated in the Company's policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculating or trading. Transactions are entered into only with banking institutions with strong credit ratings, and thus the credit risk associated with these contracts is considered immaterial. Hedging program results and status are reported to senior management on a periodic basis.

Foreign Exchange Rates
Due to its international business presence, the Company uses foreign exchange forward contracts to manage its exposure to exchange rate volatility.
Foreign exchange balance sheet exposures are aggregated and hedged at the corporate level. Maturities on these instruments generally fall within the one-month and six-month range. The objective of the hedging program is to reduce earnings volatility resulting from the translation of net foreign exchange balance sheet positions. The total notional amount of these forward contracts outstanding at December 31 was as follows:

$ Millions
__________
Currency                        1999        1998
________                        ____        ____

British Pound                   $120        $ 86
Euro                              47           -
Australian Dollar                 19          13
Hong Kong Dollar                   8           8
Japanese Yen                       7           6
Canadian Dollar                    3          11
French Franc                       -          23
German Mark                        -          19
Other                              2           8
                                ____        ____
                                $206        $174
                                ____        ____
                                ____        ____

Interest Rates
The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps. Currently the Company has in place three interest rate swaps that effectively convert fixed-rate debt into floating-rate debt. The objective of the swaps is to more efficiently balance borrowing costs and interest rate risk. The contracts were established during 1998 and 1999 and have a total notional value of $350 million.

Fair Value of Financial Instruments
Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total debt, including current maturities, at December 31, 1999, approximated $1,104 million. The carrying value at that date was $1,215 million. At December 31, 1998, the fair and carrying values of total debt, including current maturities, were $1,214 and $1,227 million, respectively. The carrying values of all other receivables and liabilities approximated fair values.

NOTE 11. RETIREMENT PLANS: The Company has various contributory and noncontributory pension plans covering substantially all employees. Cummins common stock represented 11 percent of pension plan assets at December 31, 1999.

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

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $651 million, $636 million, and $513 million, respectively, as of December 31, 1999, and $1,296 million, $1,251 million, and $999 million, respectively, as of December 31, 1998. The assumed long-term rate of compensation increase for salaried plans was 5.25 percent in 1999 and 4.25 percent in 1998. Other significant assumptions for the Company's principal plans were:
                                              Pension           Other
                                              Benefits         Benefits
                                            1999    1998     1999    1998
                                            ____    ____     ____    ____

Weighted-average discount rate              7.5%     6.5%    7.5%    6.5%
Long-term rate of return on plan assets     9.0%    10.0%

For measurement purposes a 7 percent annual increase in health care costs was assumed for 2000, decreasing gradually to 5.25 percent in ten years and remaining constant thereafter.

Increasing the health care cost trend rate by one percent would increase the obligation by $43 million and annual expense by $4 million. Decreasing the health care cost trend rate by one percent would decrease the obligation by $42 million and annual expense by $4 million.

The Company's net periodic benefit cost under these plans was as follows:

                                  Pension Benefits         Other Benefits
$ Millions                      1999    1998    1997    1999    1998    1997
____________                    ____    ____    ____    ____    ____    ____
Service cost                    $ 53    $ 47    $ 41    $  8    $  8    $  8
Interest cost                    116     123     115      40      44      41
Expected return on plan
 assets                         (161)   (153)   (134)      -       -       -
Amortization of transition
 asset                            (3)     (4)     (9)      -       -       -
Other                             12      12      13       4       3       9
                                ____    ____    ____    ____    ____    ____
                                $ 17    $ 25    $ 26    $ 52    $ 55    $ 58
                                ____    ____    ____    ____    ____    ____
                                ____    ____    ____    ____    ____    ____

                                          Pension Benefits    Other Benefits
$ Millions                                 1999     1998      1999     1998
__________                                ______   ______    ______   ______
Change in benefit obligation:
Benefit obligation at beginning of year   $1,907   $1,693    $  640   $  596
Service cost                                  53       47         8        8
Interest cost                                116      123        40       44
Plan participants' contributions               7        7         1        1
Amendments                                    14        2         -        -
Experience (gain) loss                      (103)     161       (21)      20
Benefits paid                               (119)    (123)      (31)     (29)
Other                                        (10)      (3)        -        -
                                           _____    _____     _____    _____
Benefit obligation at end of year         $1,865   $1,907    $  637   $  640
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____
Change in plan assets:
Fair value of plan assets at
 beginning of year                        $1,692   $1,905    $    -   $    -
Actual return on plan assets                 331     (129)        -        -
Employer contribution                         20       34        30       28
Plan participants' contributions               7        7         1        1
Benefits paid                               (119)    (123)      (31)     (29)
Other                                         (9)      (2)        -        -
                                           _____    _____     _____    _____
Fair value of plan assets at end of
 year                                     $1,922   $1,692    $    -   $    -
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____

Funded status                             $   57   $ (215)   $ (637)  $ (640)
Unrecognized:
 Experience (gain) loss (a)                 (103)     172        55       80
 Prior service cost (b)                       51       55       (12)     (11)
 Transition asset (c)                         (5)      (7)        -        -
                                           _____    _____     _____    _____
Net amount recognized                     $    -   $    5    $ (594)  $ (571)
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____

Amounts recognized in the statement
 of financial position:
Prepaid benefit cost                      $  102   $   50    $    -   $    -
Accrued benefit liability                   (114)    (232)     (594)    (571)
Intangible asset                              12      104         -        -
Accumulated other comprehensive income         -       83         -        -
                                           _____    _____     _____    _____
Net amount recognized                     $    -   $    5    $ (594)  $ (571)
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____

(a) The net deferred (gain) loss resulting from investments, other experience and changes in assumptions.
(b) The prior service effect of plan amendments deferred for recognition over remaining service.
(c) The balance of the initial difference between assets and obligations deferred for recognition over a 15-year period.

NOTE 12. COMMON STOCK: The Company increased its quarterly common stock dividend from 27.5 cents per share to 30.0 cents, effective with the dividend payment in December 1999.

The Company repurchased 0.7 million shares on the open market at an aggregate purchase price of $34 million in 1999 and 0.4 million shares on the open market at an aggregate purchase price of $14 million in 1998. In 1997, the Company repurchased 1.3 million shares from Ford Motor Company and another
0.2 million shares on the open market at an aggregate purchase price of $75 million. All of the acquired shares are held as common stock in treasury.

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

NOTE 14. EMPLOYEE STOCK PLANS: Under the Company's stock incentive and option plans, officers and other eligible employees may be awarded stock options, stock appreciation rights and restricted stock. Under the provisions of the stock incentive plan, up to one percent of the Company's outstanding shares of common stock at the end of the preceding year is available for issuance under the plan each year. At December 31, 1999, there were no shares of common stock available for grant and 1,732,875 options exercisable under the plans.

The Company accounts for stock options in accordance with APB Opinion No. 25 and related interpretations. No compensation expense has been recognized for stock options since the options have exercise prices equal to the market price of the Company's common stock at the date of grant.

                                   Number of    Weighted-average
Options                             Shares       exercise price
________                           _________    ________________

December 31, 1996                  1,510,150          38.88
 Granted                             766,500          60.61
 Exercised                          (294,025)         35.85
 Cancelled                          ( 61,775)         42.66
                                   _________

December 31, 1997                  1,920,850          46.08
 Granted                             703,660          45.34
 Exercised                           (54,075)         36.36
 Cancelled                           (27,425)         53.80
                                   _________

December 31, 1998                  2,543,010          48.08
 Granted                             886,900          39.74
 Exercised                          (196,500)         39.71
 Cancelled                           (40,275)         43.99
                                   _________
December 31, 1999                  3,193,135          46.65
                                   _________
                                   _________

Options outstanding at December 31, 1999, have exercise prices between $15.94 and $79.81 and a weighted-average remaining life of 7 years. The weighted-average fair value of options granted was $13.76 per share in 1999 and $18.61 per share in 1998. The fair value of each option was estimated on the date of grant using a risk-free interest rate of 5.6 percent in 1999 and 1998, current annual dividends, expected lives of 10 years and expected volatility of 34 percent. A fair-value method of accounting for awards subsequent to January 1, 1997, would have resulted in an increase in compensation expense of $8 million, net of tax ($.20 per share) in 1999, $8 million, net of tax ($.20 per share) in 1998 and $6 million, net of tax ($.14 per share) in 1997.

NOTE 15. COMPREHENSIVE INCOME: Comprehensive income includes net income and all other nonowner changes in equity during a period.

The tax effect on other comprehensive income is as follows:

                                                                      Total
                            Foreign                      Minimum      Other
                           Currency      Unrealized      Pension      Compre-
                          Translation    Losses on      Liability     hensive
$ Millions                Adjustments    Securities    Adjustments    Income
__________                ___________    __________    ___________    ______
1999
____
Pre-tax amount               $  5           $(1)          $ 84        $  88
Tax (expense) benefit          (1)            -            (29)         (30)
                             ____           ___           ____        _____
Net amount                   $ (4)          $(1)          $ 55        $  58
                             ____           ___           ____        _____
                             ____           ___           ____        _____
1998
____
Pre-tax amount               $(44)          $(1)          $(83)       $(128)
Tax (expense) benefit           1             1             29           31
                             ____           ___           ____        _____
Net amount                   $(43)          $ -           $(54)       $ (97)
                             ____           ___           ____        _____
                             ____           ___           ____        _____
1997
____
Pre-tax amount               $(21)          $(1)          $ 12        $ (10)
Tax (expense) benefit           -             -              -            -
                             ____           ___           ____        _____
Net amount                   $(21)          $(1)          $ 12        $ (10)
                             ____           ___           ____        _____
                             ____           ___           ____        _____


The components of accumulated other comprehensive income are as follows:

                                                                      Accum-
                                                                      ulated
                           Foreign                       Minimum      Other
                           Currency      Unrealized      Pension      Compre-
                          Translation    Losses on      Liability     hensive
$ Millions                Adjustments    Securities    Adjustments    Income
__________                ___________    __________    ___________    ______

Balance at 12/31/96         $ (47)          $ -           $(13)       $ (60)
Change in 1997                (21)           (1)            12          (10)
                            _____           ___           ____        _____
Balance at 12/31/97           (68)           (1)            (1)         (70)
Change in 1998                (43)            -            (54)         (97)
                            _____           ___           ____        _____
Balance at 12/31/98          (111)           (1)           (55)        (167)
Change in 1999                  4            (1)            55           58
                            _____           ___           ____        _____
Balance at 12/31/99         $(107)          $(2)          $  -        $(109)
                            _____           ___           ____        _____
                            _____           ___           ____        _____

NOTE 16. SEGMENTS OF THE BUSINESS: The Company has three operating segments: Engine, Power Generation, and Filtration and Other. The engine segment produces engines and parts for sale to customers in automotive and industrial markets. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, rail and military. The power generation segment is the Company's power systems supplier, selling engines, generator sets and alternators and providing temporary power through rentals of generator sets. The filtration and other segment includes sales of filtration products and exhaust systems, turbochargers and company-owned distributors.

The Company's operating segments are organized according to products and the markets they each serve. This business structure was designed to focus efforts on providing enhanced service to a wide range of customers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that the Company evaluates performance based on earnings before interest and income taxes and on net assets; therefore, no allocation of debt-related items and income taxes is made to the individual segments.

Operating segment information is as follows:

$ Millions
__________                                  Power      Filtration
1999                             Engine   Generation   and Other     Total
____                             ______   __________   ___________   ______
Net sales                        $4,225     $1,356       $1,058      $6,639
Depreciation & amortization         146         47           40         233
Income (expense) from joint
 ventures and alliances              (4)       (25)           1         (28)
Earnings before interest,
 income taxes and unusual
 charges                            182         52          122         356
Unusual charges                      18         42            -          60
Earnings before interest and
 income taxes                       164         10          122         296
Net assets                        1,015        553          868       2,436
Investment in joint
 ventures and alliances             112         11            8         131
Capital expenditures                130         49           36         215

1998
____
Net sales                        $3,982     $1,230       $1,054      $6,266
Depreciation & amortization         120         40           39         199
Income (expense) from joint
 ventures and alliances              (4)       (25)          (1)        (30)
Earnings before interest,
 income taxes and unusual
 charges                            136         25          121         282
Unusual charges                     165         50            2         217
Earnings (loss) before
 interest & income taxes            (29)       (25)         119          65
Net assets                          946        511          803       2,260
Investment in joint
 ventures and alliances             132          3            1         136
Capital expenditures                172         67           32         271
Additions to goodwill                12          2          370         384

1997
____
Net sales                        $3,666     $1,205       $  754      $5,625
Depreciation & amortization         102         34           22         158
Income (expense) from joint
 ventures and alliances              12         (2)           -          10
Earnings (loss) before
 interest and income taxes          207         (2)         107         312
Net assets                        1,074        531          312       1,917
Investment in joint
 ventures and alliances             133         65            6         204
Capital expenditures                304         79           22         405


Reconciliation to Consolidated Financial Statements:

                                             1999         1998        1997
                                             ____         ____        ____
Earnings before interest & income
 taxes for operating segments                $296         $ 65        $312
Interest expense                               75           71          26
Income tax expense                             55            4          74
Minority interest                               6           11           -
                                             ____         ____        ____
Net earnings (loss)                          $160         $(21)       $212
                                             ____         ____        ____
                                             ____         ____        ____

                                             1999         1998        1997
                                            ______       ______      ______

Net assets for reportable segments          $2,436       $2,260      $1,917
Liabilities deducted in arriving
 at net assets                               1,922        1,926       1,583
Deferred tax assets not allocated
 to segments                                   320          334         256
Debt-related costs not allocated
 to segments                                    19           22           9
                                            ______       ______      ______
Total assets                                $4,697       $4,542      $3,765
                                            ______       ______      ______
                                            ______       ______      ______


Summary geographic information is listed below:
                                                         All
$ Millions               US         UK       Canada     Other      Total
__________             ______     ______     ______     ______     ______

1999
____
Net sales (a)          $4,064     $  400     $  473     $1,702     $6,639
Long-lived assets      $1,434     $  206     $    -     $  264     $1,904

1998
____
Net sales (a)          $3,595     $  389     $  459     $1,823     $6,266
Long-lived assets      $1,470     $  209     $    -     $  272     $1,951

1997
____
Net sales (a)          $3,123     $  384     $  318     $1,800     $5,625
Long-lived assets      $1,360     $  251     $    -     $  267     $1,878

(a)  Net sales are attributed to countries based on location of customer.

Revenues from the Company's largest customer represent approximately $1.3 billion of the Company's net sales in 1999. These sales are included in the engine and filtration and other segments.

NOTE 17. GUARANTEES, COMMITMENTS AND OTHER CONTINGENCIES: At December 31, 1999, the Company had the following minimum rental commitments for noncancelable operating leases: $47 million in 2000, $38 million in 2001, $30 million in 2002, $26 million in 2003, $18 million in 2004 and $70 million thereafter. Rental expense under these leases approximated $75 million in 1999, $70 million in 1998 and $60 million in 1997.

Commitments under outstanding letters of credit, guarantees and contingencies at December 31, 1999, approximated $159 million.

Cummins and its subsidiaries are defendants in a number of pending legal actions, including actions related to use and performance of the Company's products. The Company carries product liability insurance covering significant claims for damages involving personal injury and property damage. In the event the Company is determined to be liable for damages in connection with actions and proceedings, the unreserved portion of such liability is not expected to be material. The Company also has been identified as a potentially responsible party at several waste disposal sites under US and related state environmental statutes and regulations and has joint and several liability for any investigation and remediation costs incurred with respect to such sites. The Company denies liability with respect to many of these legal actions and environmental proceedings and vigorously is defending such actions or proceedings. The Company has established reserves that it believes are adequate for its expected future liability in such actions and proceedings where the nature and extent of such liability can be estimated reasonably based upon presently available information.

NOTE 18.  QUARTERLY FINANCIAL DATA (unaudited):

$ Millions, except                 First   Second    Third   Fourth    Full
per share amounts                 Quarter  Quarter  Quarter  Quarter   Year
__________________                _______  _______  _______  _______  ______

1999
____
Net sales                         $1,505   $1,667   $1,631   $1,836   $6,639
Gross profit                         301      371      361      385    1,418
Net earnings                          24       58       53       25      160
Basic earnings per share          $  .63   $ 1.51   $ 1.37   $  .65   $ 4.16
Diluted earnings per share           .63     1.50     1.35      .65     4.13

1998
____
Net sales                         $1,500   $1,635   $1,525   $1,606   $6,266
Gross profit                         297      369      258      325    1,249
Net earnings (loss)                    7       53     (110)      29      (21)
Basic earnings (loss) per share   $  .18   $ 1.39   $(2.86)  $  .75   $ (.55)
Diluted earnings (loss) per share    .18     1.38    (2.86)     .75     (.55)


Fourth quarter 1999 net earnings included a charge of $45 million, net of tax ($60 million pretax), or $1.17 per share, for the termination of the Cummins Wartsila joint venture.

First quarter 1998 gross profit included a $43 million special charge for product coverage costs. The special charge, net of taxes, included in net earnings was $30 million or $.78 per share.

Third quarter 1998 gross profit included special charges of $49 million for product coverage costs and inventory write-downs. Net loss for the period also included charges for restructuring, EPA penalties and other non-recurring items. The total charges, net of tax, included in net loss were $130 million or $3.38 per share.

                            CUMMINS WARTSILA SAS
                            BALANCE SHEET AS OF
                             December 31, 1999
                            ___________________
                               (FRF thousands)


                                         December 31, 1999          12/31/98
                                _________________________________   _________
                                             Amort. &
ASSETS                            Gross     Provisions     Net         Net
                                _________   __________   ________   _________
Intangible fixed assets
 Research & development costs      10,709       5,619       5,090       4,100
 Goodwill                          12,760       7,656       5,104       5,742
 Franchises, patents, licenses    423,697     148,668     275,029     390,090
 Software                          40,874      31,439       9,435       8,182
 Intangible fixed assets
  in-progress                       1,816           -       1,816         916
                                 ________    ________     _______     _______
                                  489,856     193,382     296,474     409,030
                                 ________    ________     _______     _______
Tangible fixed assets
 Land                                 925           -         925         925
 Buildings, fixtures, fittings    152,100      84,906      67,194      87,036
 Technical plant and machinery    461,272     271,927     189,345     201,448
 Other tangible fixed assets       40,306      27,725      12,581      14,367
 Tangible fixed assets
  in-progress                      35,056           -      35,056      34,018
 Advances and down payments             -           -           -         124
                                  _______     _______     _______     _______
                                  689,659     384,558     305,101     337,918
                                  _______     _______     _______     _______
Long-term investments
 Equity investments                 6,699       4,424       2,275       2,275
 Receivables from controlled
  entities                          1,374           -       1,374       1,374
 Loans and other long-term
  investments                      53,238         846      52,392      20,165
                                _________     _______     _______     _______
                                   61,311       5,270      56,041      23,814
                                _________     _______     _______     _______
Fixed assets                    1,240,826     583,210     657,616     770,762
                                _________     _______     _______     _______

Inventories and
work-in-progress
 Raw materials and other
  supplies                         62,553      14,927      47,626      68,830
 Supplies                          11,315         284      11,031       3,668
 Production work-in-progress      151,275       8,642     142,633     171,895
 Semi-finished goods              226,352      35,573     190,779     180,238
 Finished goods                    23,171           -      23,171      30,375
                                  _______     _______     _______     _______
                                  474,666      59,426     415,240     455,006
                                  _______      ______     _______     _______
Advances & down payments on
 orders                            35,752           -      35,752      28,200
                                  _______      ______     _______     _______
Receivables
 Receivables from sales           640,469      68,068     572,401     423,001
 Other operating receivables       65,852       9,833      56,019     126,579
 Liaison account                        -           -           -           -
                                  _______      ______     _______     _______
                                  706,321      77,901     628,420     549,580
                                  _______     _______     _______     _______
Marketable securities                 451           -         451         451
                                  _______     _______     _______     _______
Cash-on-hand                       37,363           -      37,363      15,229
                                _________     _______   _________   _________

Current assets                  1,254,553     137,327   1,117,226   1,048,466
                                _________     _______   _________   _________

Prepaid expenses                    9,121           -       9,121      11,577
                                _________     _______   _________   _________
Charges to be spread over
 several periods                    3,459           -       3,459       4,613
                                _________     _______   _________   _________
Unrealized foreign exchange
 losses                             6,574           -       6,574       8,091
                                _________     _______   _________   _________
TOTAL ASSETS                    2,514,533     720,537   1,793,996   1,843,509
                                _________     _______   _________   _________
                                _________     _______   _________   _________

                              CUMMINS WARTSILA SAS
                              BALANCE SHEET AS OF
                               December 31, 1999
                              ___________________
                                (FRF thousands)


                                             December 31, 1999      12/31/98
                                           ______________________   _________
                                                         Partial
LIABILITIES                                 Amounts      Amounts     Amounts
                                           _________    _________   _________
Shareholders' equity
 Share Capital                               500,000                  500,000
 Legal Reserve                                     -                        -
 Restricted reserve as of 3/31/98                  -                  129,521
 L/T capital gain reserve                      2,967                    2,967
 Profit and loss brought forward            (451,967)                       -
 Income for the period                       106,072                 (581,488)
 Investment subsidies                          8,385                    8,047
 Cumulative translation adjustment            26,776                   14,497
                                                        _________   _________
 Total shareholders' equity                               192,233      73,544
                                                        _________   _________

Conditional advances                                        5,598       5,598
                                                        _________   _________
 Provision for legal disputes and
  commitments                                103,901                   77,192
 Provision for restructuring and
  retirement                                 166,681                  276,722
                                                        _________   _________
 Total provisions                                         270,582     353,914
                                                        _________   _________
Liabilities
Financial liabilities:
  Medium-term loans                          640,000                  844,000
  Short-term credits                               -                        -
  Miscellaneous loans and financial
   liabilities                                17,521                   21,898
  Other loans                                  9,467                   34,337
                                                        _________   _________
                                                          666,988     900,235
                                                        _________   _________
Down payments on orders in-progress                       254,800     100,327
                                                        _________   _________
Operating liabilities
  Trade payables & assimilated accounts      305,914                  325,443
  Tax and social liabilities                  58,272                   45,835
  Other liabilities                           26,213                   30,408
                                                        _________   _________
                                                          390,399     401,686
                                                        _________   _________
Payables to fixed asset suppliers                           3,586       4,110
                                                        _________   _________
Total liabilities                                       1,315,773   1,406,358
                                                        _________   _________
Prepaid revenue                                             2,184       1,499
                                                        _________   _________
Unrealized gains on foreign exchange                        7,626       2,596
                                                        _________   _________
TOTAL LIABILITIES                                       1,793,996   1,843,509
                                                        _________   _________
                                                        _________   _________

                             CUMMINS WARTSILA SAS
                              INCOME STATEMENT
                              December 31, 1999
                             ____________________
                               (FRF thousands)


                                               12/31/99          12/31/98
                                               _________         _________
Operating revenues
  Net revenues                                 1,031,011           955,348
  Change in stored production                    (43,159)           32,355
  In-house production                              9,410            75,972
  Subsidies                                          466             2,114
  Reversal of provisions and expense
   transfers                                     167,147           179,941
  Other revenues                                     839             2,484
                                               _________         _________
                                               1,165,714         1,248,214
                                               _________         _________
Operating expenses
 Purchases                                       594,749           626,352
 Change in inventories                           (13,449)           22,375
 Other purchases & external charges              403,213           441,074
 Taxes and assimilated payments                   13,814            19,598
 Payroll and associated costs                    209,846           198,983
 Social charges                                   75,869            83,419
 Allocations:
  Depreciation & amortization of tangible
   and intangible fixed assets                   103,152            99,156
  Depreciation of charges allocated
   over several periods                            1,153             1,153
  Provisions for depreciation of assets           34,012            41,236
  Provisions for losses & contingencies          164,620            89,414
  Other charges                                   21,850             6,156
                                               _________         _________
                                               1,608,829         1,628,916
                                               _________         _________
1. Operating income/loss                        (443,115)         (380,702)
                                               _________         _________

Share of income from joint ventures                1,695                 -
                                               _________         _________
Financial income
 Other interest & assimilated income               2,463             3,357
 Reversal of provisions and expense
  transfers                                        9,094             5,406
 Positive exchange rate differences                9,572            14,961
                                               _________         _________
                                                  21,129            23,724
                                               _________         _________
Financial charges
 Depreciation and provisions                       8,412             9,094
 Interest and assimilated charges                 37,715            34,983
 Negative exchange rate differences               17,750            18,335
                                               _________         _________
                                                  63,877            62,412
                                               _________         _________
2. Financial income/loss                         (42,748)          (38,688)
                                               _________         _________
3. Current income before tax                    (484,168)         (419,390)
                                               _________         _________
"Exceptional" revenues
 On management transactions                      600,460               882
 On capital transactions                           1,195             1,161
 Share of investment subs. allocated
  to income statement                                190                97
 Reversal of other provisions                    140,285            15,292
                                               _________         _________
                                                 742,130            17,432
                                               _________         _________
"Exceptional" charges
 On management transactions                       43,265             7,478
 On capital transactions                           1,020             1,251
 Restructuring expense                           107,405           176,800
                                               _________         _________
                                                 151,690           185,529
                                               _________         _________
4. Extraordinary income/loss                     590,440          (168,097)
                                               _________         _________
5. Corporate income tax                              200            (5,999)
                                               _________         _________
6. Income/loss                                   106,072          (581,488)
                                               _________         _________
                                               _________         _________

NOTES

1. Activity

   The twelve month financial period ended December 31, 1999 shows accounting revenues of FRF 1,031.0 million (Euro 157.1 million), compared to FRF 955.3 million (Euro 145.6 million) for the previous financial period.

                         Net sales development
                         _____________________
                            (FRF millions)
                          (12-months periods)

                        Year          Net Sales
                        ____          _________
                        1994           1,012
                        1995           1,085
                        1996           1,191
                        1997           1,206
                        1998             955
                        1999           1,031

   Direct exports were FRF 533.2 million (Euro 81.3 million), i.e. 52% of total revenues excluding taxes. Taking indirect exports into account, the share of revenues relating to foreign markets was FRF
   743.4 million (Euro 113.3 million), i.e. 72% of revenues excluding taxes.

                          Direct exports in 1999
                             FRF 533.2 million
                          ______________________
                                              Percent of
              Foreign Markets                Export Sales
              _______________                ____________
                Europe                            41%
                Asia                              21%
                Africa                            20%
                Americas                          17%
                Other                              1%

   Orders in 1999 amounted to FRF 1,017 million (Euro 155 million). At the end of the period, new orders were FRF 540 million (Euro 82 million).

    332 megawatts were delivered in 1999.

2. Accounting principles

   Cummins Wartsila prepares its financial statements in accordance with French accounting principles.

   The same accounting principles were used as those used for the 1998 financial period.

2.1. Foreign currency translation

     Transactions in foreign currency outside Euro area are recorded at the following exchange rates:
     . Daily transactions are converted into French francs as follows:
       - Purchase and sales invoices by using the monthly rates published by the French Customs Authorities.
       -  Payments and receipts using daily bank rates.

     . Valuation of receivables and liabilities in foreign currency as of December 31, 1999 takes place in line with the last known rate before the period end. These rates were published in the Journal Officiel (Gazette).

     The assets and liabilities of the two sites in England are converted using the exchange rate in effect on December 31, 1999. The income statement is converted at the average monthly exchange rate.

2.2. Intangible fixed assets

     The costs of studies and trials relating to specific markets and benefiting from advances whose repayment is conditional are booked in Research and Development costs. The amount for this year is FRF 4.5 million (Euro 0.7 million). These costs are amortized over a period of three years.

     Former WARTSILA France's own goodwill, increased by the contribution related to the takeover of Societe Surgerienne de Constructions Mecaniques of Budi and by the repair activity of Wartsila Diesel France, is amortized over a period of twenty years.

     Intangible fixed assets related to know-how and technology of engines CW 200 and the CW 170, capitalized in 1997 for an amount of FRF 350 million and increased to FRF 418.9 million by the end of 1998, are amortized on a straight-line basis over a period of 15 years. Further to the change of Shareholders and to the split of the CW 170 activity forecasted for January 2000:

     . the 1999 costs related to know-how and technology of the CW 200 were capitalized for a sum of FRF 4.7 million (Euro 0.7 million). These costs are amortized over the remaining useful life of the intangible fixed assets mentioned at the beginning of this paragraph.

     . an extraordinary depreciation of FRF 91.2 million (Euro 13.9 million) related to the technology of CW 170 was booked.

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

     Articles with a low turnover are subject to sliding provisions of up to 100% of their value. Provisions are booked in work-in-progress accounts if circumstances place the completion of the project in jeopardy.

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

       Military contracts:

       . Billing for development and industrialization contracts takes place as work progresses at a pace agreed on by the parties.

     .  as work progresses for turn key installations.

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

3. Shareholders' equity

3.1. Share capital

     As of March 31, 1999, the share capital was FRF 500,000,000. It is composed of 5,000,000 shares, each of a par value of FRF 100. The capital is held in equal amounts by CUMMINS ENGINE COMPANY Limited and WARTSILA NSD Corporation.

3.2. Reserve account

     Following the decision of the Ordinary General Meeting of Cummins Wartsila of June 30, 1999, the reserve account is balanced with the corresponding amount of the 1999 loss.

3.3. Loss of half of capital

     Due to the losses recorded in the financial accounts, shareholders' equity has fallen below half the nominal value of share capital. Decision concerning the continuation of the business activity was taken during the Extraordinary General Meeting of October 31, 1999. The regularization of the situation must take place in 2001 at the latest.

4. Comments relating to exceptional items

   The most significant extraordinary items consist of:

                                                        (FRF Millions)
                                                      Charges     Revenues
                                                      _______     ________

 .  Loan waver                                                       600.0
 .  Reversal of the excess provision for
   restructuring charges                                            139.6
 .  Penalties on contracts                                9.6
 .  Shutdown of Ramsgate (UK)                            31.9
 .  Depreciation related to the CW 170 technology        91.2
 .  Tangible Fixed Assets provision linked to
   the restructuring                                    16.2

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

7. Research tax credit

   The company has got a receivable related to tax research credit in its accounts.

   This credit may be set against the charge for tax during the next three years following the closing year where the declaration was issue.
   After this period, the portion exceeding the tax charge will be paid back to the company.

8. Prepaid expenses

   This account consists mainly of insurance charges of FRF 6.5 million (Euro 1 million) to be allocated over the twelve months following payment of the premium.

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

10. Off balance sheet commitments

   The company's commitments relating to the hedging of future currency to be cashed in or out during the next twelve months are as follows:

                       Amount in
                       millions      Amount in      Amount in
                       foreign       millions       millions
                       currency         FRF           Euro
                       ________      _________      _________

         .  USD          6.3           40.0            6.1
         .  GBP          1.6           16.3            2.4

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

                  I.  MOVEMENT IN FIXED ASSETS - GROSS VALUE
                  __________________________________________
                                (FRF thousands)

                                                                      Gross
                              Situation                               Value
                               As of                                  As Of
                               1/1/99     Acquisitions   Disposals   12/31/99
                              _________   ____________   _________   ________
Intangible fixed assets
_______________________

Research & development costs      6,150       4,559             -     10,709
Goodwill                         12,760           -             -     12,760
Licenses                             50           -             -         50
Software                         32,643       8,249            18     40,874
Know-how W170 & W200            418,907       4,740             -    423,647
Intangible fixed assets
 in-progress                        916         900             -      1,816
                                _______     _______       _______    _______
                                471,426      18,448            18    489,856
                                _______     _______       _______    _______
                                _______     _______       _______    _______

Tangible fixed assets
_____________________

Land                                925           -             -        925
Buildings,fixtures,fittings     149,869       5,086         2,855    152,100
Technical plant & machinery     426,222      38,161         3,111    461,272
Other tangible fixed assets      39,123       3,593         2,410     40,306
Tangible fixed assets
 in-progress                     34,018       1,038             -     35,056
Advances and down payments          124        (124)            -          -
                                _______     _______       _______    _______
                                650,281      47,754         8,376    689,659
                                _______     _______       _______    _______
                                _______     _______       _______    _______


              II.  MOVEMENT OF DEPRECIATION AND AMORTIZATION CHARGES
              ______________________________________________________
                                (FRF thousands)


                               Situation  Allocation   Depr. of   Situation
                                as of      for the     disposed     as of
                                1/1/99     period       assets     12/31/99
                               _________  __________   ________    ________
Intangible fixed assets
_______________________

Research & development costs      2,050      3,569           -       5,619
Goodwill                          7,018        638           -       7,656
Licenses                              5          5           -          10
Software                         24,461      6,996          18      31,439
Know-how W170 & W200             28,861    119,797           -     148,658
                                _______    _______     _______     _______
                                 62,395    131,005          18     193,382
                                _______    _______     _______     _______
                                _______    _______     _______     _______

Tangible fixed assets
_____________________

Buildings,fixtures,fittings      62,833     24,194       2,121      84,906
Technical plant & machinery     224,774     50,252       3,099     271,927
Other tangible fixed assets      24,756      5,105       2,136      27,725
                                _______    _______     _______     _______
                                312,363     79,551       7,356     384,558
                                _______    _______     _______     _______
                                _______    _______     _______     _______

                                                    III.  MOVEMENT OF ALL PROVISIONS
(FRF thousands)

___________________________________________________

                                                   Allocations
Reversal
                                              _____________________
_______________________________
                                   Situation
Extra-      Situation
                                    1/1/99    Operations  Financial   Operations
Financial  ordinary    12/31/99
                                   _________  __________  _________   __________
_________  ________    _________
Equity interests and
assimilated accounts                   4,570          -        700            -
-          -        5,270
                                     _______    _______     ______      _______
_____    _______      _______

Inventories & work-in-progress        60,218     26,252          -       27,044
-          -       59,426
Doubtful debts France                  9,357        821          -        1,002
-          3        9,173
Doubtful debts exports                25,652      6,926          -       18,741
-          7       13,830
Doubtful debts - other legal
 disputes                             47,424         13          -        2,372
-          -       45,065
Other receivables                     10,183          -          -            -
-        350        9,833
                                     _______    _______      _____      _______
_____    _______      _______
Total depreciation on current
 assets                              152,834     34,012          -       49,159
-        360      137,327
                                     _______    _______      _____      _______
_____    _______      _______

Provision for legal disputes
 and commitments
  Legal disputes                      19,555      6,233          -        3,714
-         -        22,074
  Guarantees                          47,602     63,809          -       37,345
-         -        74,066
  Other provisions                       892          -          -          892
-         -             -
                                     _______    _______     ______      _______
_____    _______      _______

 Sub-total contingency provision      68,049     70,042          -       41,951
-         -        96,140
                                     _______    _______     ______      _______
_____    _______      _______

Social-foreign exchange losses         9,143          -      7,712            -
9,094         -         7,761
                                     _______    _______     ______      _______
_____    _______      _______


Provision for restructuring
and retirement
  Work to be carried out              82,611     94,578          -       63,709
-         -       113,480
  Provision for retirement
   indemnities                        17,011          -          -          985
-         -        16,026
  Provision for 1998 planned
   redundancy scheme                 176,800          -          -            -
-    139,625       37,175
  Other provisions                       300          -          -            -
-        300            -
                                     _______    _______     ______      _______
_____    _______      _______
Sub-total provision for losses       276,722     94,578          -       64,694
-    139,925      166,681
                                     _______    _______     ______      _______
_____    _______      _______

Total provisions                     353,914    164,620      7,712      106,645
9,094    139,925      270,582
                                     _______    _______     ______      _______
_____    _______      _______
Total                                511,318    198,632      8,412      155,804
9,094    140,285      413,179
                                     _______    _______     ______      _______
_____    _______      _______
                                     _______    _______     ______      _______
_____    _______      _______



                              IV.  TRADE RECEIVABLES
                              ______________________
                                  (FRF thousands)

                                Amount      Amount      Gross
                               > 1 year    < 1 year     Total    Depreciation
                               ________    ________    _______   ____________

Receivables on capitalized
assets
 Receivables from controlled
  entities                        1,374                  1,374
 Loans                           19,300                 19,300

Current assets receivables

Trade receivables and
assimilated accounts

 France
  Affiliated companies                -      31,984     31,984            -
  Other receivables                 225     155,993    156,218       24,376
  Commercial papers                  56      14,458     14,514            -
                                 ______     _______    _______      _______
   Total France                     281     202,435    202,716       24,376
                                 ______     _______    _______      _______
 Export
  Affiliated companies              248     115,376    115,624        9,473
  Other receivables               2,646     314,064    316,710       34,219
  Commercial papers                   -           -          -            -
                                 ______     _______    _______      _______
   Total export                   2,894     429,440    432,334       43,692
                                 ______     _______    _______      _______
Total receivables                 3,175     631,875    635,050       68,068
                                 ______     _______    _______      _______
                                 ______     _______    _______      _______

Other receivables
  Affiliated companies                -       2,997      2,997            -
  Others                          5,200      63,074     68,274        9,833
                                _______     _______    _______      _______
Total other receivables           5,200      66,071     71,271        9,833
                                _______     _______    _______      _______
                                _______     _______    _______      _______


                              V.  FINANCIAL LIABILITIES
                              _________________________
                                    (FRF thousands)


                              Maturity    Maturity     Maturity
                                date        date         date
                              < 1 year    1-5 years    > 5 years     Total
                              ________    _________   __________    _______

Medium-term loans                   -      640,000           -      640,000
Other loans                    17,688            -       9,300       26,988
                               ______      _______       _____      _______
Total                          17,688      640,000       9,300      666,988
                               ______      _______       _____      _______
                               ______      _______       _____      _______

                             VI. INCOME STATEMENT
                               (SPECIAL FORMAT)
                             ____________________
                              (FRF thousands)


                                                   12/31/99        12/31/98
                                                   _________       _________

Production sold                                    1,031,011         955,349
Change in inventory of finished goods & WIP          (43,159)         32,355
Self-created fixed assets                              9,410          75,971
                                                   _________       _________
Total production                                     997,262       1,063,675

Purchases adj. for changes in inventories           (836,135)       (878,092)
Other external charges                              (142,551)       (149,478)
Change in provision for losses                       (30,868)        (11,929)
                                                   _________       _________
Value added                                          (12,292)         24,176

Operating subsidies                                      466           2,114
Taxes and assimilated payments                       (13,739)        (19,414)
Payroll charges                                     (280,272)       (277,028)
                                                   _________       _________
Operating cash flow                                 (305,837)       (270,152)

Depreciation and amortization charges               (104,306)       (100,308)
Change in provision on current assets                 15,145         (21,295)
Change in contingency provision                      (27,106)         (4,733)
Other revenues                                           839           2,483
Other charges                                        (21,850)         (6,156)
                                                    _________       _________
Operating income                                    (443,115)       (400,161)

Share of income from joint ventures                    1,695               -
Financial income                                      21,129          23,724
Financial charges                                    (63,877)        (62,411)
                                                   _________       _________
Current income                                      (484,168)       (438,848)

"Exceptional" revenue                                740,934        (141,168)
"Exceptional" charges                               (150,670)         (7,478)
                                                   _________       _________
Income before tax                                    106,096        (587,494)

Corporate income tax                                    (200)          5,999
Income on disposal of fixed asset items                  176               7
                                                   _________       _________

Net accounting income                                106,072        (581,488)
                                                   _________       _________
                                                   _________       _________

                     VII.  TABLE OF OFF BALANCE SHEET COMMITMENTS
                     ____________________________________________
                                   (FRF thousands)



                                                        Affiliated
Type of commitment                          Total       Companies      Others
__________________                        _________     __________    ________
Commitments given
Commercial guarantees provided by
 banks and other institutions               141,966          6,187     135,779
Lease purchase commitments                    2,296              -       2,296
                                          _________      _________     _______
Total                                       144,262          6,187     138,075
                                          _________      _________     _______
                                          _________      _________     _______
Commitments received
Guarantees received from suppliers            5,304              -       5,304
Guarantees on lines of credit             1,000,000      1,000,000           -
                                          _________      _________     _______
Total                                     1,005,304      1,000,000       5,304
                                          _________      _________     _______
                                          _________      _________     _______
Reciprocal commitments
Sale of foreign currency futures             40,031              -      40,031
Purchase of foreign currency futures         16,333              -      16,333
                                          _________      _________     _______
Total                                        56,364              -      56,364
                                          _________      _________     _______
                                          _________      _________     _______

Discounted bills                              5,035              -       5,035
                                          _________      _________     _______
                                          _________      _________     _______


*Sales and purchases of foreign currency are shown in the appendix.

                                           VIII - FINANCIAL RESULTS OVER THE LAST
FIVE YEARS

__________________________________________________


         (Articles 133, 135 and 148 of Decree n 67-236 of March 23, 1967 relating to commercial enterprises)

                                               1995            1996            1997
1998           1999
                                          _____________   _____________
_____________   _____________   _____________

1. Financial situation at period end
____________________________________
a. Share capital                            150,000,000     150,000,000
753,556,800     500,000,000     500,000,000
b. Number of existing ordinary shares         1,500,000       1,500,000
7,535,568       5,000,000       5,000,000
c. Number of preferred dividend shares              n/a             n/a
n/a             n/a             n/a
d. Maximum number of shares to be
   created in the future                            n/a             n/a
n/a             n/a             n/a

2. Global results from operations
_________________________________
a. Revenues before tax                    1,085,450,627   1,191,058,795
1,205,712,690     955,348,271   1,031,010,914
b. Income before tax, *depreciation &
   provisions                               257,827,072      17,971,164
(74,413,761)   (297,331,650)    219,843,859
c. Income tax                                   100,000         100,000
100,000         150,000         200,000
d. Income after tax, depreciation &
   provisions                                25,686,089      10,356,903
(119,669,536)   (581,488,331)    106,071,630
e. Profits distributed                              n/a             n/a
n/a             n/a             n/a

3. Results on a per share basis
_______________________________
a. Income after tax but before
   depreciation & provisions                     171.82           11.91
(9.89)         (59.50)          49.93
b. Income after tax, depreciation
   and provisions                                 17.12            6.90
(15.88)        (116.30)          21.21
c. Dividend paid on each share                      n/a             n/a
n/a             n/a             n/a

4. Personnel
____________
a. Number of employees at period end                669             727
1,049           1,004             805
b. Payroll                                  144,694,599     133,506,549
221,238,494     198,983,384     209,845,693
c. Social charges & assimilated amounts
   (social security & social works),etc.     60,054,014      60,484,248
90,707,469      83,418,514      75,869,335

*Income before tax,depreciation,provisions
 and cancellation of receivables            257,827,072      17,971,164
(74,413,761)   (297,331,650)   (380,156,141)


                                      IX - INFORMATION ON PURCHASE LEASE AGREEMENTS
AS OF DECEMBER 31, 1999

_____________________________________________________________________
                                                                (FRF thousands)


Balance sheet including
                                               Leased fixed assets
leased fixed assets

________________________________________________________
________________________________
                                                 Depreciation charges
                               Initial    __________________________________
Gross
Balance sheet item             cost (1)   Of the period (2)  Accumulated (2)  Net
value   value   Depreciation  Net value
__________________             ________   _________________  _______________
_________  _______  ____________  _________
Land                                -             -                   -             -
925           -         925
Buildings                       3,545           142               1,276         2,269
155,645      86,182      69,463
Technical plant,
 equipment and machinery            -             -                   -             -
461,272     271,927     189,345
Other fixed assets                  -             -                   -             -
40,306      27,725      12,581

Fixed assets in-progress            -             -                   -             -
35,056           -      35,056
                                _____           ___               _____         _____
_______     _______     _______

Totals                          3,545           142               1,276         2,269
693,204     385,834     307,370
                                _____           ___               _____         _____
_______     _______     _______
                                _____           ___               _____         _____
_______     _______     _______


(1) Value of these assets upon signature of contracts.
(2) Allocation for the period and accumulated charges which would have been recorded if these assets had been acquired
    and depreciated on a straight-line basis.

                                                    Purchase lease commitments

_____________________________________________________________________________________
_
                                 Lease payments made                Outstanding lease
payments
                               ______________________
_______________________________________________   Residual
                               Of the
purchase
Balance sheet item             period     Accumulated     < 1 year   1 to 5 years   >
5 years   Total due   price (1)
__________________             ______     ___________     ________   ____________
_________   _________   _________
Land                              -              -             -             -
-              -          -
Buildings                       367          3,436           367         1,774
29          2,170        126
Technical plant,
 equipment and machinery          -              -             -             -
-              -          -
Other fixed assets                -              -             -             -
-              -          -
Fixed assets in-progress          -              -             -             -
-              -          -
                                ___          _____           ___         _____
___          _____        ___
Totals                          367          3,436           367         1,774
29          2,170        126
                                ___          _____           ___         _____
___          _____        ___
                                ___          _____           ___         _____
___          _____        ___

(1) According to the contract.
         59

                                          X - INFORMATION RELATING TO SUBSIDIARIES
AND EQUITY INTEREST

___________________________________________________________
                                                                 (FRF thousands)

                                                                                Loans
and
                                                            Accounting value
advances
                                        Other    Share of    of shares held
granted by     1999
                                        share    capital    _________________   CW
not yet   Revenues    Income
                            Capital    capital   held (%)   Gross       Net     paid
back  (excl.taxes)   1999
                           _________  _________  _______  _________  _________
_________  ____________  _______

A. Detailed information
   on equity interests
1) Subsidiary (at least
   50% of capital held)
   Cummins Wartsila ACO    1,446,000  1,433,120   99.99   3,071,100  2,050,426
1,553,577   17,744,624   492,906
   Cummins Wartsila
    West Africa              100,000    467,147  100.00     100,000    100,000
300,000    7,104,039   203,251
   Cummins Wartsila
    Moteurs S.A.                   -          -       -     125,000    125,000
-            -         -

2) Equity interest (10 to
   50% of capital held)            -          -       -           -          -
-            -         -

B. Detailed information
   on other subsidiaries
   or equity interests
1) Subsidiaries not
   covered in paragraph A
   a) French subsidiaries (1)      -          -       -   3,378,255          -
9,200,000            -         -
   b) Foreign subsidiaries         -          -       -           -          -
-            -         -

2) Equity interests not
   covered in paragraph A
   a) in French
      companies (2)                -          -       -      25,000          -
-            -         -
   b) in Foreign
      companies                    -          -       -           -          -
-            -         -


1) SACM ROUBAIX    : 100% depreciated
2) LEBOCEY         : 100% depreciated


                                                  XI.  DEFERRED AND CONTINGENT TAX
LIABILITY

__________________________________________
                                                                 (FRF thousands)


Movements of
                                         Situation at the beginning of the period
the period

______________________________________________    ____________
                                                  Deferred       Contingent Taxation
                                         Amount   Taxation
________________________
                                         of item  Receivables  Receivables
Liabilities    Decrease
                                         _______  ___________  ___________
___________    ________

Long-term capital gain taxed at 10%          450           -           -       128
-
Long-term capital gain taxed at 15%        2,029           -           -       481
-
Long-term capital gain taxed at 19%          488           -           -        94
-
Long-term capital losses                  44,511           -      16,322         -
-
Loss carry-forwards                      325,507     119,363           -         -
51,379
Deferred depreciation                    231,041      84,723           -         -
-
Provision for paid leave                  15,264       5,597           -         -
4,811
Provision for exchange rate losses         9,094       3,335           -         -
1,381
Contingent tax liability (FRF)             1,235         453           -         -
-
Provision for retirement indemnities      17,011       6,238           -         -
985
Amortization of goodwill                   7,018           -       2,574         -
-
                                         _______     _______      ______       ___
______
TOTAL                                    653,648     219,709      18,896       703
58,556
                                         _______     _______      ______       ___
______
                                         _______     _______
______

Balance of deferred taxation                         219,709
                                                     _______
                                                     _______
Balance of contingent taxation                                    18,193
                                                                  ______
                                                                  ______

                                               Situation at the end of the period

________________________________________________
                                                    Deferred
                                         Amount     Taxation       Contingent
Taxation
                                         of item    Receivables  Receivables
Liabilities
                                         ________   ___________  ___________
___________

Long-term capital gain taxed at 10%           450            -           -        128
Long-term capital gain taxed at 15%         2,029            -           -        481
Long-term capital gain taxed at 19%           488            -           -         95
Long-term capital losses                   44,511            -      16,322          -
Loss carry-forwards                       274,128      100,523           -          -
Deferred depreciation                     303,236      111,197           -          -
Provision for paid leave                   10,453        3,833           -          -
Provision for exchange rate losses          7,713        2,828           -          -
Contingent tax liability (FRF)              1,348          494           -          -
Provision for retirement indemnities       16,026        5,877           -          -
Amortization of goodwill                    7,656            -       2,807          -
                                          _______      _______      ______        ___
TOTAL                                     668,038      224,752      19,129        704
                                          _______      _______      ______        ___
                                          _______      _______      ______

Balance of deferred taxation                           224,752      18,425
                                                       _______      ______
                                                       _______      ______
Balance of contingent taxation

N.B.:  Corporate income tax rate at the beginning and end of the period:  36.67%


         XII.  ITEMS RELATING TO SEVERAL BALANCE SHEET ITEMS AND
               CONCERNING AFFILIATED COMPANIES
         _______________________________________________________
                              (FRF thousands)


                                            Gross                      Net
                                            amount     Depreciation   amount
                                            _______    ____________  ________
1.  Assets
    ______

1.1 Fixed Assets

   Equity interests                           3,296        1,021        2,275
   Receivables from controlled entities       1,374            -        1,374

1.2 Current Assets

   Advances & down payments on orders           786            -          786
   Trade receivables and assimilated
    accounts                                147,608        9,474      138,134
   Other receivables                          2,997            -        2,997

2.  Liabilities
    ___________

    Equity loan                                                             -
    Other cash advances                                                     -
    Other loans                                                             -
    Advances on orders-in-progress                                     27,374
    Trade payables and assimilated
     accounts                                                          53,665
    Other liabilities                                                   3,751

    Financial revenue                                                       -
    Financial charges                                                   7,521


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

                                              XIII - BREAKDOWN OF WORKFORCE -
SITE/SECTOR

___________________________________________


                               Mulhouse   Surgeres   Gennevilliers  Venissieux
Gemenos      UK       Total
                               ________   ________   _____________  __________
_______   ________   _______

Workers                           157         37          -             -           -
-         194
Fitters                            22          7          3             -           -
-          32
Middle Management                 269         65         11             9           2
-         356
Executives                        184         17          4             1           1
-         207
Apprentices                         1          -          -             -           -
-           1
UK                                  -          -          -             -           -
15          15
                                  ___        ___         __            __          __
__         ___
December 31, 1999                 633        126         18            10           3
15         805
                                  ___        ___         __            __          __
__         ___
                                  ___        ___         __            __          __
__         ___

December 31, 1998                 694        257         20            11           5
17       1,004
                                  ___        ___         __            __          __
__       _____
                                  ___        ___         __            __          __
__       _____


                              SIGNATURES
                              __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS ENGINE COMPANY, INC.



By     /s/K. M. Patel                     By     /s/R. C. Crane
       __________________________                _____________________
       K. M. Patel                               R. C. Crane
       Executive Vice President &                Vice President -
       Chief Financial Officer                   Corporate Controller
      (Principal Financial Officer)             (Principal Accounting
                                                 Officer)


Date:  March 1, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                   Title                                Date
__________                   _____                                ____


                             Director & Chairman and Chief
       *                     Executive Officer (Principal         3/1/2000
________________________     Executive Officer)
(Theodore M. Solso)

       *
________________________     Director                             3/1/2000
(Harold Brown)

       *
________________________     Director                             3/1/2000
(Robert J. Darnall)

       *
________________________     Director                             3/1/2000
(John M. Deutch)

       *
________________________     Director                             3/1/2000
(W. Y. Elisha)

       *
________________________     Director                             3/1/2000
(Hanna H. Gray)

Signatures                   Title                                Date
__________                   _____                                ____


       *
________________________     Director                             3/1/2000
(James A. Johnson)

       *
________________________     Director                             3/1/2000
(William I. Miller)

       *
________________________     Director                             3/1/2000
(William  D. Ruckelshaus)

       *
________________________     Director                             3/1/2000
(H. B. Schacht)

       *
________________________     Director                             3/1/2000
(F. A. Thomas)

       *
________________________     Director                             3/1/2000
(J. Lawrence Wilson)





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

10(h) Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

10(i) Excess Benefit Retirement Plan, (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2,
        1994).

10(j)   Employee Stock Purchase Plan (incorporated by reference to
        Annual Report on Form 10-K for the year ended December 31, 1998).

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

10(o) 1992 Stock Incentive Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995,
        Exhibit 10(s)).

10(p) Restricted Stock Plan for Non-Employee Directors, as amended February 11, 1997 (incorporated by reference to Quarterly
        Report on Form 10-Q for the quarter ended March 30, 1997).

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

10(s)   Senior Executive Bonus Plan (incorporated by reference to
        Annual Report on Form 10-K for the year ended December 31, 1996).

10(t)   Senior Executive Three Year Performance Plan, as amended
        February 11, 1997 (incorporated by reference to Quarterly
        Report on Form 10-Q for the quarter ended March 30, 1997).

21      Subsidiaries of the Registrant (filed herewith).

23      Consent of Arthur Andersen LLP (filed herewith).

24      Powers of Attorney (filed herewith).

27      Financial Data Schedule (filed herewith).