Form 10-Q
period 2000-03-26
CUMMINS ENGINE CO INC
filed 2000-04-27
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended March 26, 2000      Commission File Number 1-4949
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

     As of March 26, 2000, the number of shares outstanding of the registrant's only class of common stock was 41.5 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the First           3
         Quarter Ended March 26, 2000 and March 28, 1999

         Consolidated Statement of Financial Position at            4
         March 26, 2000 and December 31, 1999

         Consolidated Statement of Cash Flows for the First         5
         Quarter Ended March 26, 2000 and March 28, 1999

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         9
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 4.  Submission of Matters to a Vote of Security Holders       12

Item 6.  Exhibits and Reports on Form 8-K                          12

         Index to Exhibits                                         14

                     CUMMINS ENGINE COMPANY, INC.
                  CONSOLIDATED STATEMENT OF EARNINGS
                                Unaudited
                  __________________________________


                                                      First Quarter Ended
Millions, except per share amounts                   3/26/2000    3/28/99
__________________________________                   _________    _______

Net sales                                             $1,648       $1,505
Cost of goods sold                                     1,313        1,204
                                                      ______       ______
Gross profit                                             335          301
Selling & administrative expenses                        194          178
Research & engineering expenses                           59           54
Net (income) expense from joint ventures
 and alliances                                            (1)           7
Interest expense                                          19           19
Other expense, net                                         2            7
                                                      ______       ______
Earnings before income taxes                              62           36
Provision for income taxes                                17           10
Minority interest                                          3            2
                                                      ______       ______
Net earnings                                          $   42       $   24
                                                      ______       ______
                                                      ______       ______

Basic earnings per share                              $ 1.09       $  .63
Diluted earnings per share                              1.09          .63
Cash dividends declared per share                        .30         .275

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
               ____________________________________________



Millions, except per share amounts                    3/26/2000    12/31/99
__________________________________                    _________    ________

Assets
Current assets:
  Cash and cash equivalents                            $   68       $   74
  Receivables, net of allowance of $9                   1,159        1,026
  Inventories                                             840          787
  Other current assets                                    283          293
                                                       ______       ______
                                                        2,350        2,180
Investments and other assets                              335          274
Property, plant & equipment less accumulated
 depreciation of $1,533 and $1,490                      1,617        1,630
Goodwill, net of amortization of $30 and $28              362          364
Other intangibles, deferred taxes & deferred charges      251          249
                                                       ______       ______
Total assets                                           $4,915       $4,697
                                                       ______       ______
                                                       ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                        $   66       $  113
  Current maturities of long-term debt                      9           10
  Accounts payable                                        523          411
  Other current liabilities                               774          780
                                                       ______       ______
                                                        1,372        1,314
                                                       ______       ______
Long-term debt                                          1,227        1,092
                                                       ______       ______
Other liabilities                                         794          788
                                                       ______       ______
Minority interest                                          78           74
                                                       ______       ______

Shareholders' investment:
 Common stock, $2.50 par value, 48.7 and 48.3
  shares issued                                           122          121
 Additional contributed capital                         1,140        1,129
 Retained earnings                                        790          760
 Accumulated other comprehensive income                  (124)        (109)
 Common stock in treasury,at cost,7.2 & 6.8 shares       (290)        (274)
 Common stock held in trust for employee benefit
   plans, 3.4 shares                                     (161)        (163)
 Unearned compensation (ESOP)                             (33)         (35)
                                                       ______       ______
                                                        1,444        1,429
                                                       ______       ______
Total liabilities & shareholders' investment           $4,915       $4,697
                                                       ______       ______
                                                       ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              Unaudited
                   ____________________________________

                                                        First Quarter Ended
Millions                                               3/26/2000    3/28/99
________                                               _________    _______

Cash flows from operating activities:
 Net earnings                                           $  42       $  24
                                                        _____       _____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                           57          56
   Restructuring actions                                   (2)         (5)
   Accounts receivable                                   (141)       (130)
   Inventories                                            (42)         (2)
   Accounts payable and accrued expenses                  100          95
   Income taxes payable                                    (5)         (5)
   Equity in losses of joint ventures and alliances         2          11
   Other                                                   (2)        (12)
                                                        _____       _____
   Total adjustments                                      (33)          8
                                                        _____       _____
 Net cash provided by operating activities                  9          32
                                                        _____       _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                               (31)        (37)
  Disposals                                                 7           4
 Investments in joint ventures and alliances              (18)        (19)
 Acquisition and disposition of businesses                (35)          7
 Other                                                      -          (1)
                                                        _____       _____
 Net cash used in investing activities                    (77)        (46)
                                                        _____       _____
Net cash flows used in operating and
 investing activities                                     (68)        (14)
                                                        _____       _____
Cash flows from financing activities:
 Proceeds from borrowings                                 138          88
 Payments on borrowings                                    (4)        (11)
 Net payments under short-term credit agreements          (46)        (43)
 Repurchases of common stock                              (16)          -
 Dividend payments                                        (12)        (12)
 Other                                                      2          (1)
                                                        _____       _____
 Net cash provided by financing activities                 62          21
                                                        _____       _____

Net change in cash and cash equivalents                    (6)          7
Cash & cash equivalents at the beginning of the year       74          38
                                                        _____       _____
Cash & cash equivalents at the end of the quarter       $  68       $  45
                                                        _____       _____
                                                        _____       _____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Unaudited
             ______________________________________________



Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended March 26, 2000 and March 28, 1999 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

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

                                                     Weighted     Per-
                                           Net        Average     Share
Millions, except per share amounts       Earnings     Shares      Amount
__________________________________       ________    ________     ______

2000
____
Basic                                      $42         38.2       $1.09
Options                                      -           .1
                                           ___         ____
Diluted                                    $42         38.3       $1.09
                                           ___         ____
                                           ___         ____

1999
____
Basic                                      $24         38.5       $ .63
Options                                      -            -
                                           ___         ____
Diluted                                    $24         38.5       $ .63
                                           ___         ____
                                           ___         ____


Note 4. Comprehensive Income: Comprehensive income, which includes net income and all other nonowner changes in equity during a period, is as follows:
                                            First Quarter Ended
Millions                              March 26, 2000   March 28, 1999
________                              ______________   ______________

Net income                                $ 42              $ 24
Unrealized (loss) gain on securities        (1)                1
Translation loss                           (14)                -
                                          ____              ____
Comprehensive income                      $ 27              $ 25
                                          ____              ____
                                          ____              ____

Note 5. Segment Information: Operating segment information is as follows:

                                               Power      Filtration
Millions                            Engine   Generation   And Other    Total
________                            ______   __________   __________   ______

Quarter Ended March 26, 2000
____________________________
Net sales                           $1,045      $329         $274      $1,648
Earnings before interest and
 income taxes                           28        23           30          81
Net assets                           1,108       565          854       2,527

Quarter Ended March 28, 1999
____________________________
Net sales                           $1,000      $251         $254      $1,505
Earnings before interest and
 income taxes                           27         2           26          55
Net assets                             976       523          799       2,298


Reconciliation to Consolidated Financial Statements:

                                                      First Quarter Ended
Millions                                              3/26/2000    3/28/99
________                                              _________    _______

Earnings before interest and income taxes
 for reportable segments                              $   81       $   55
Interest expense                                          19           19
Income tax expense                                        17           10
Minority interest                                          3            2
                                                      ______       ______
Net earnings                                          $   42       $   24
                                                      ______       ______
                                                      ______       ______


Net assets for reportable segments                    $2,527       $2,298
Liabilities deducted in arriving at net assets         2,049        2,037
Deferred tax assets not allocated to segments            320          334
Debt-related costs not allocated to segments              19           22
                                                      ______       ______
Total assets                                          $4,915       $4,691
                                                      ______       ______
                                                      ______       ______

Note 6. Restructuring and Other Non-Recurring Charges: In the third quarter of 1998, the Company recorded charges of $125 million, comprised of $100 million for costs to reduce the worldwide workforce by approximately 1,100 people, as well as costs associated with streamlining certain majority-owned and international joint venture operations and $25 million for a civil penalty to be paid by the Company as a result of an agreement reached with the U.S. Environmental Protection Agency (EPA) regarding diesel engine emissions. In addition, the Company recorded special charges of $14 million for inventory write-downs associated with restructuring actions.

The Company is continuing the restructuring plan implemented in the third quarter of 1998. As of March 26, 2000, approximately $88 million has been charged against the liabilities associated with these actions. The Company has funded the restructuring actions using cash generated from operations. The remaining actions to be completed consist primarily of the outsourcing of certain manufacturing operations and payment of severance commitments to terminated employees. The program is expected to be essentially complete in 2000 and the Company does not currently anticipate any material changes in the original charges recorded for these actions.

Activity in the major components of these charges is as follows:

                                                   Charges
                                            _____________________
                                Original                     Q1      Balance
$ Millions                      Provision   1998    1999    2000    3/26/2000
__________                      _________   _____   _____   _____   _________

Restructuring of majority-
 owned operations:
   Workforce reductions           $ 38      $(12)   $(14)   $ (3)     $ 9
   Asset impairment loss            22         -      (7)     (2)      13
   Facility consolidations
    and other                       17        (8)     (4)     (2)       3
                                  ____      ____    ____    ____     ____
                                    77       (20)    (25)     (7)      25
                                  ____      ____    ____    ____     ____
Restructuring of joint
 venture operations:
   Workforce reductions             11         -     (10)      -        1
   Tax asset impairment loss         7         -      (7)      -        -
   Facility and equipment-
    related costs                    5         -      (5)      -        -
                                  ____      ____    ____    ____      ___
                                    23         -     (22)      -        1
                                  ____      ____    ____    ____      ___
Inventory write-downs
 associated with restructuring
 actions                            14        (5)     (9)      -        -
                                  ____      ____    ____    ____      ___
Total restructuring charges        114       (25)    (56)     (7)      26
                                  ____      ____    ____    ____      ___
EPA penalty                         25         -      (8)      -       17
                                  ____      ____    ____    ____      ___
Total                             $139      $(25)   $(64)   $ (7)     $43
                                  ____      ____    ____    ____      ___
                                  ____      ____    ____    ____      ___

                       CUMMINS ENGINE COMPANY, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                    CASH FLOW AND FINANCIAL CONDITION
      _____________________________________________________________


Overview
________

Net sales were $1.65 billion in the first quarter of 2000, an increase of 10 percent from the first quarter of 1999. Earnings before interest and taxes in the first quarter of 2000 were $81 million or 4.9 percent of sales compared to $55 million or 3.7 percent of sales in the first quarter of 1999. Net earnings were $42 million or $1.09 per share compared to $24 million or 63 cents per share in the first quarter of 1999.

Results of Operations
_____________________

     Net Sales:
     __________

Revenues from sales of engines, which were 55 percent of the Company's net sales in the first quarter of 2000, were 4 percent higher than first-quarter 1999. Revenues from non-engine products, which were 45 percent of net sales in the first quarter of 2000, were 16 percent higher than the first quarter of 1999. This increase was primarily due to growth in the power generation and filtration businesses and higher parts sales.

                                                  First Quarter
Unit Shipments                                   2000       1999
________________                               _______    _______
Midrange Engines                                78,900     73,700
Heavy-duty Engines                              27,400     26,800
High-horsepower Engines                          2,500      2,000
                                               _______    _______
                                               108,800    102,500
                                               _______    _______
                                               _______    _______

All three of the Company's business segments had higher sales in the first quarter of 2000 than in the year-ago quarter. The Company's sales for each of its key businesses during the comparative first quarters were:

                                                  First Quarter
$ Millions                                       2000       1999
__________                                      ______     ______
Automotive markets                              $  776    $   760
Industrial markets                                 269        240
                                                 _____      _____
Engine Business                                  1,045      1,000
Power Generation Business                          329        251
Filtration Business and Other                      274        254
                                                ______     ______
                                                $1,648     $1,505
                                                ______     ______
                                                ______     ______

In the first quarter of 2000, engine business revenues of $1.05 billion increased 5 percent as compared to the first quarter of 1999, primarily due to the strength of the bus and light commercial vehicle market.

Sales of $776 million in the first quarter of 2000 for automotive markets were 2 percent higher than the first quarter of 1999. Heavy-duty truck revenues were essentially flat compared to the first quarter of 1999, with the decline in sales of engines in North America offset by an increase in international heavy-duty truck revenues and parts sales.

Medium-duty truck revenues decreased 13 percent from the first quarter of 1999 with sales declines in both North American and international markets. Revenues from the sales of engines for medium-duty trucks in the first quarter of 2000 were 8 percent lower than the prior year's quarter on a 15-percent de-crease in units. This variance reflected a decline in sales of engines with a lower selling price and margin.

Revenues of the bus and light commercial vehicle market were 14 percent higher than the first quarter of 1999. In the first quarter of 2000, Cummins shipped 30,000 engines to DaimlerChrysler, 18 percent higher than the first-quarter 1999 level. Shipments for the bus market in the first quarter of 2000 were up 38 percent in North America and 13 percent in international markets, primarily in Mexico. Sales of engines for recreational vehicles were 13 percent higher than the year-ago quarter.

Sales to industrial markets were 12 percent higher than the first quarter of 1999, due to increased volume and a shift in product mix. Engine revenues for this market were up 15 percent on a 10-percent increase in units. Construction equipment business increased 6 percent compared to first quarter 1999, while agricultural equipment demand remained flat with the prior year's quarter. Sales to marine markets increased 19 percent from the first quarter of 1999, with improvement in both Asia and North America. Mining market sales increased 25 percent as compared to the first quarter of 1999, reflecting some recovery in this market.

In the first quarter of 2000, sales for the Company's power generation business increased 31 percent compared to the first quarter of 1999. Sales of the Company's generator sets were 39 percent higher than first quarter last year due to increased sales in North America. Engine sales to generator set assemblers were up 40 percent and sales of alternators increased 25 percent from the first quarter of 1999, with growth in most international markets. Generator set sales for the recreational vehicle and mobile markets were 14 percent above the year-ago quarter.

Filtration business and other sales of $274 million in the first quarter of 2000 were 8 percent higher than the first quarter of 1999. Within the filtration business, the sales increase was broadly distributed across markets worldwide, reflecting both new business penetration and market growth. Sales at company-owned distributors and Holset, the Company's turbocharger business, also increased as compared to the first quarter of 1999.

In total, international markets represented 41 percent of the Company's revenues in the first quarter of 2000. The Company experienced gains in all of the international markets in which it participates. Sales to Europe and the CIS, representing 13 percent of the Company's sales in the first quarter of 2000, were 15 percent higher than the prior year's quarter. Business in Mexico, Brazil and Latin America represented 6 percent of sales in the first quarter of 2000, with revenues 41 percent above the year-ago levels. Asia and Australian markets, in total, represented 12 percent of sales in the first quarter of 2000, increasing 23 percent from the prior year's quarter. Sales to Canada, representing 8 percent of sales in the first quarter of 2000, were 33 percent higher than the first quarter of 1999.

     Gross Margin:
     _____________

The Company's gross margin percentage was 20.3 percent in the first quarter of 2000, compared to 20.0 percent in the prior year's quarter. The increased margin in 2000 was due to higher volume and reduced costs related to new products, partially offset by higher product coverage costs.

     Operating Expenses:
     ___________________

Selling and administrative expenses as a percent of sales were 11.8 percent in the first quarters of 2000 and 1999. Research and engineering expenses were 3.6 percent of sales in the first quarter of 2000 compared to 3.5 percent in the first quarter of 1999.

The Company is continuing the restructuring plan implemented in the third quarter of 1998. During the first quarter of 2000, $7 million was charged against the liabilities associated with these actions. The Company expects to complete the restructuring in 2000 and does not anticipate any material changes in the original charges recorded for these actions.

The Company had income from joint ventures and alliances of $1 million in the first quarter of 2000, compared to losses of $7 million in the first quarter of 1999. This improvement resulted from the termination of the Company's joint venture with Wartsila at the end of 1999.

     Other:
     ______

Interest expense was $19 million in the first quarter of 2000, flat with the prior year's quarter. Other expense decreased $5 million from the first quarter of 1999, due to Brazilian currency translation losses and losses on various asset dispositions recorded in the first quarter of 1999.

     Provision for Income Taxes:
     __________________________

The Company's income tax provision in the first quarter of 2000 was $17 million, reflecting an effective tax rate of 27 percent for the year.

Cash Flow and Financial Condition
_________________________________

Key elements of cash flows were:

                                                          First Quarter
$ Millions                                                2000    1999
__________                                                _____   _____

Net cash provided by operating activities                 $  9     $ 32
Net cash used in investing activities                      (77)     (46)
Net cash provided by financing activities                   62       21
                                                          ____     ____
Net change in cash and cash equivalents                   $ (6)    $  7
                                                          ____     ____
                                                          ____     ____

In the first quarter of 2000, net cash provided by operating activities was $9 million, with the Company's earnings and the non-cash effect of depreciation and amortization reduced by increases in working capital.
Net cash used in investing activities included $31 million of planned capital expenditures and $35 million related to the business assumed by the Company following the termination of the Cummins Wartsila joint venture. Net cash provided by financing activities in the first quarter of 2000 included net borrowings of $88 million primarily to fund increases in working capital, partially offset by cash used to pay dividends and repurchase shares of the Company's stock.

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

                        PART II.  OTHER INFORMATION
                        ___________________________


Item 4.  Submission of Matters to a Vote of Security Holders
____________________________________________________________

The Company held its annual meeting of security holders on April 4, 2000 at which security holders elected 10 directors of the Company for the ensuing year and ratified the appointment of Arthur Andersen LLP as auditors for the year 2000.

Results of the voting in connection with each of the items were as follows:

Voting on Directors:
____________________
                                    For                 Withheld
                                 __________             ________

R. Darnall                       38,044,402             1,181,968
J. M. Deutch                     37,803,520             1,422,850
W. Y. Elisha                     37,956,865             1,269,505
H. H. Gray                       37,915,804             1,310,566
J. A. Johnson                    38,087,243             1,139,127
W. I. Miller                     38,069,076             1,157,294
W. D. Ruckelshaus                37,912,621             1,313,749
T. M. Solso                      37,704,868             1,521,502
F. A. Thomas                     37,955,056             1,271,314
J. L. Wilson                     38,142,414             1,083,956


Ratify Appointment of Auditors:
_______________________________

                     For               Against           Abstain
                  __________          _________          _______
                  37,490,483          1,370,007          365,880

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

(b) The Company was not required to file a Form 8-K during the first quarter of 2000.

                            Signatures
                            __________


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CUMMINS ENGINE COMPANY, INC.




By:  /s/Robert C. Crane                               April 25, 2000
     __________________
     Robert C. Crane
     Vice President - Corporate Controller
     (Chief Accounting Officer)

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________



27        Financial Data Schedule (filed herewith)