Form 10-Q
period 2000-06-25
CUMMINS ENGINE CO INC
filed 2000-07-31
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                        CUMMINS ENGINE COMPANY, INC.
                        ____________________________



For the Quarter Ended June 25, 2000       Commission File Number 1-4949
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

     As of June 25, 2000, the number of shares outstanding of the registrant's only class of common stock was 41.5 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Second          3
         Quarter and First Half Ended June 25, 2000 and
         June 27, 1999

         Consolidated Statement of Financial Position at            4
         June 25, 2000 and December 31, 1999

         Consolidated Statement of Cash Flows for the First         5
         Half Ended June 25, 2000 and June 27, 1999

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         9
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 6.  Exhibits and Reports on Form 8-K                          13

         Index to Exhibits                                         14

                       CUMMINS ENGINE COMPANY, INC.
                    CONSOLIDATED STATEMENT OF EARNINGS
                   FOR THE SECOND QUARTER AND FIRST HALF
                   ENDED JUNE 25, 2000 AND JUNE 27, 1999
                                Unaudited
                   _____________________________________



                                        Second Quarter        First Half
                                       ________________    ________________
Millions, except per share amounts      2000      1999      2000      1999
__________________________________     ______    ______    ______    ______

Net sales                              $1,769    $1,667    $3,417    $3,172
Cost of goods sold                      1,418     1,296     2,731     2,500
                                       ______    ______    ______    ______
Gross profit                              351       371       686       672
Selling & administrative expenses         190       200       384       378
Research & engineering expenses            59        60       118       114
Net (income) expense from joint
  ventures and alliances                   (3)        5        (4)       12
Interest expense                           21        19        40        38
Other (income) expense, net                (2)        3         -        10
                                       ______    ______    ______    ______
Earnings before income taxes               86        84       148       120
Provision for income taxes                 22        25        39        35
Minority interest                           3         1         6         3
                                       ______    ______    ______    ______
Net earnings                           $   61    $   58    $  103    $   82
                                       ______    ______    ______    ______
                                       ______    ______    ______    ______

Basic earnings per share               $ 1.62    $ 1.51    $ 2.71    $ 2.14
Diluted earnings per share               1.62      1.50      2.70      2.13
Cash dividends declared per share         .30      .275       .60       .55

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                Unaudited
               ____________________________________________

Millions, except per share amounts                  6/25/2000    12/31/1999
__________________________________                  _________    __________

Assets
Current assets:
  Cash and cash equivalents                          $   74       $   74
  Receivables, net of allowance of $9                 1,138        1,026
  Inventories                                           822          787
  Other current assets                                  294          293
                                                     ______       ______
                                                      2,328        2,180
Investments and other assets                            346          274
Property, plant & equipment less accumulated
 depreciation of $1,542 and $1,490                    1,602        1,630
Goodwill, net of amortization of $33 and $28            359          364
Other intangibles, deferred taxes and deferred
 charges                                                258          249
                                                     ______       ______
Total assets                                         $4,893       $4,697
                                                     ______       ______
                                                     ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                      $   68       $  113
  Current maturities of long-term debt                    9           10
  Accounts payable                                      463          411
  Other current liabilities                             770          780
                                                     ______       ______
                                                      1,310        1,314
                                                     ______       ______
Long-term debt                                        1,255        1,092
                                                     ______       ______
Other liabilities                                       788          788
                                                     ______       ______
Minority interest                                        79           74
                                                     ______       ______

Shareholders' investment:
 Common stock, $2.50 par value, 48.7 and 48.3
  shares issued                                         121          121
 Additional contributed capital                       1,140        1,129
 Retained earnings                                      839          760
 Accumulated other comprehensive income                (158)        (109)
 Common stock in treasury, at cost, 7.2 and 6.8
  shares                                               (290)        (274)
 Common stock held in trust for employee benefit
  plans, 3.4 shares                                    (158)        (163)
 Unearned compensation (ESOP)                          ( 33)        ( 35)
                                                      _____        _____
                                                      1,461        1,429
                                                     ______       ______
Total liabilities and shareholders' investment       $4,893       $4,697
                                                     ______       ______
                                                     ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               Unaudited
                   ____________________________________


                                                      First Half Ended
                                                   _______________________
Millions                                           6/25/2000     6/27/1999
________                                           _________     _________

Cash flows from operating activities:
 Net earnings                                        $103          $ 82
                                                     ____          ____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                      117           114
   Restructuring actions                               (5)          (11)
   Accounts receivable                               (144)         (188)
   Inventories                                        (38)          (28)
   Accounts payable and accrued expenses               55           200
   Income taxes payable                                (5)            8
   Equity in losses of joint ventures and
    alliances                                           4            16
   Other                                              (28)          (10)
                                                     ____          ____
   Total adjustments                                  (44)          101
                                                     ____          ____
 Net cash provided by operating activities             59           183
                                                     ____          ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                           (84)          (80)
  Disposals                                            16            21
 Investments in joint ventures and alliances          (36)          (37)
 Acquisition and disposition of businesses            (35)            3
 Other                                                  -             2
                                                     ____          ____
 Net cash used in investing activities               (139)          (91)
                                                     ____          ____
Net cash flows (used in) provided by
 operating and investing activities                   (80)           92
                                                     ____          ____

Cash flows from financing activities:
 Proceeds from borrowings                             168             -
 Payments on borrowings                                (7)          (17)
 Net payments under short-term credit
  agreements                                          (40)          (10)
 Repurchases of common stock                          (16)          (10)
 Dividend payments                                    (25)          (23)
 Other                                                  1            (3)
                                                     ____          ____
 Net cash provided by (used in)
  financing activities                                 81           (63)
                                                     ____          ____

Effect of exchange rate changes on cash                (1)            -
                                                     ____          ____

Net change in cash and cash equivalents                 -            29
Cash & cash equivalents at beginning of the year       74            38
                                                     ____          ____
Cash & cash equivalents at end of the first half     $ 74          $ 67
                                                     ____          ____
                                                     ____          ____

                       CUMMINS ENGINE COMPANY, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                Unaudited
                __________________________________________



Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended June 25, 2000 and June 27, 1999 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

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

2000
____
Basic                                       $61         38.1        $1.62
Options                                       -            -
                                            ___         ____
Diluted                                     $61         38.1        $1.62
                                            ___         ____
                                            ___         ____
1999
____
Basic                                       $58         38.5        $1.51
Options                                       -           .2
                                            ___         ____
Diluted                                     $58         38.7        $1.50
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

2000
____
Basic                                       $103        38.2        $2.71
Options                                        -           -
                                            ____        ____
Diluted                                     $103        38.2        $2.70
                                            ____        ____
                                            ____        ____
1999
____
Basic                                       $82         38.5        $2.14
Options                                       -           .2
                                            ___         ____
Diluted                                     $82         38.7        $2.13
                                            ___         ____
                                            ___         ____


Note 4.  Comprehensive Income:  Comprehensive income, which includes net income and all other non-owner changes in equity during a period, is as follows:
                                             Second Quarter Ended
Millions                               June 25, 2000     June 27, 1999
________                               _____________     _____________

Net income                                 $ 61               $ 58
Unrealized gain on securities                 1                  -
Translation loss, net of tax                (35)                (7)
                                           ____               ____
Comprehensive income                       $ 27               $ 51
                                           ____               ____
                                           ____               ____

                                               First Half Ended
Millions                               June 25, 2000     June 27, 1999
________                               _____________     _____________

Net income                                 $103               $ 82
Unrealized gain on securities                 -                  1
Translation loss, net of tax                (49)                (7)
                                           ____               ____
Comprehensive income                       $ 54               $ 76
                                           ____               ____
                                           ____               ____

Note 5. Segment Information: Operating segment information is as follows:

                                               Power      Filtration
Millions                            Engine   Generation   And Other    Total
________                            ______   __________   __________   ______


Second Quarter Ended June 25, 2000
__________________________________

Net sales                           $1,107      $368         $294      $1,769
Earnings before interest and
 income taxes                           42        30           35         107
Net assets                           1,160       578          845       2,583

Second Quarter Ended June 27, 1999
__________________________________
Net sales                           $1,095      $305         $267      $1,667
Earnings before interest and
 income taxes                           59        11           33         103
Net assets                             974       509          815       2,298

First Half Ended June 25, 2000
______________________________
Net sales                           $2,152      $697         $568      $3,417
Earnings before interest and
 income taxes                           70        53           65         188

First Half Ended June 27, 1999
______________________________
Net sales                           $2,095      $556         $521      $3,172
Earnings before interest and
 income taxes                           86        13           59         158


Reconciliation to Consolidated Financial Statements:

                                                      Second Quarter Ended
Millions                                             6/25/2000    6/27/1999
________                                             _________    _________

Earnings before interest and income taxes
 for reportable segments                              $  107       $  103
Interest expense                                          21           19
Income tax expense                                        22           25
Minority interest                                          3            1
                                                      ______       ______
Net earnings                                          $   61       $   58
                                                      ______       ______
                                                      ______       ______


Net assets for reportable segments                    $2,583       $2,298
Liabilities deducted in arriving at net assets         1,971        2,116
Deferred tax assets not allocated to segments            320          334
Debt-related costs not allocated to segments              19           22
                                                      ______       ______
Total assets                                          $4,893       $4,770
                                                      ______       ______
                                                      ______       ______


                                                        First Half Ended
Millions                                             6/25/2000    6/27/1999
________                                             _________    _________

Earnings before interest and income taxes
 for reportable segments                              $  188       $  158
Interest expense                                          40           38
Income tax expense                                        39           35
Minority interest                                          6            3
                                                      ______       ______
Net earnings                                          $  103       $   82
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

The Company is continuing the restructuring plan implemented in the third quarter of 1998. As of June 25, 2000, approximately $91 million has been charged against the liabilities associated with these actions. The Company has funded the restructuring actions using cash generated from operations. The remaining actions to be completed consist primarily of the outsourcing of certain manufacturing operations and payment of severance commitments to terminated employees. The program is expected to be essentially complete in 2000, and the Company does not currently anticipate any material changes in the original charges recorded for these actions.

Activity in the major components of these charges is as follows:

                                                     Charges
                                             ________________________
                                  Original                  Q1    Q2   Balance
$ Millions                        Provision  1998   1999   2000  2000  6/25/00
__________                        _________  _____  _____  ____  ____  _______
Restructuring of majority-
 owned operations:
   Workforce reductions             $ 38     $(12)  $(14)  $(3)  $(1)   $ 8
   Asset impairment loss              22        -    ( 7)   (2)   (1)    12
   Facility consolidations
    and other                         17      ( 8)   ( 4)   (2)   (1)     2
                                    ____     ____   ____   ___   ___    ___
                                      77      (20)   (25)   (7)   (3)    22
                                    ____      ___   ____   ___   ___    ___
Restructuring of joint venture
 operations:
   Workforce reductions               11        -    (10)    -     -      1
   Tax asset impairment loss           7        -     (7)    -     -      -
   Facility & equipment-related
    costs                              5        -     (5)    -     -      -
                                    ____     ____   ____   ___    __    ___
                                      23        -    (22)    -     -      1
                                    ____     ____   ____   ___    __    ___
Inventory write-downs associated
 with restructuring actions           14       (5)    (9)    -     -      -
                                    ____     ____   ____   ___    __    ___
Total restructuring charges          114      (25)   (56)   (7)   (3)    23
EPA penalty                           25        -     (8)    -     -     17
                                    ____     ____   ____   ___   ___    ___
Total                               $139     $(25)  $(64)  $(7)  $(3)   $40
                                    ____     ____   ____   ___   ___    ___
                                    ____     ____   ____   ___   ___    ___

                      CUMMINS ENGINE COMPANY, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS, CASH FLOW AND FINANCIAL CONDITION
       ________________________________________________________


Overview
________

Net sales were $1.77 billion in the second quarter of 2000, the second highest sales quarter ever, and 6 percent higher than the second quarter of 1999. Earnings before interest and taxes in the second quarter of 2000 matched an all-time record for the Company of $107 million, or 6.0 percent of sales. This compares to $103 million, or 6.2% of sales, in the second quarter of 1999. Net earnings were $61 million, or $1.62 per share, compared to $58 million, or $1.50 per share, in the second quarter of 1999. Net earnings for the first half of 2000 were $103 million, or $2.70 per share, compared to $82 million, or $2.13 per share, in the first half of 1999.

Results of Operations
_____________________

     Net Sales:
     __________

Revenues from sales of engines were 54 percent of the Company's net sales in the second quarter of 2000, with engine revenues 2 percent higher than second-quarter 1999 and unit shipments 8 percent higher. Unit shipments increased more than revenue due to lower heavy-duty engine sales, primarily in the North American heavy-duty truck market.

                                      Second Quarter         First Half
                                      _______________     ________________
Unit Shipments                         2000     1999        2000     1999
______________                        ______   ______     _______  _______

Midrange Engines                      89,100   76,600     168,000  150,300
Heavy-duty Engines                    25,800   30,600      53,200   57,400
High-horsepower Engines                3,000    2,200       5,500    4,200
                                     _______  _______     _______  _______
                                     117,900  109,400     226,700  211,900
                                     _______  _______     _______  _______
                                     _______  _______     _______  _______

Revenues from non-engine products, which were 46 percent of net sales in the second quarter of 2000, were 12 percent higher than the second quarter of 1999. The major increases included higher sales of gensets and filtration products and revenues from international distributors.

The Company's sales for each of its key businesses during the comparative periods were:

                                  Second Quarter          First Half
                                  _______________       _______________
$ Millions                         2000     1999         2000     1999
__________                        ______   ______       ______   ______

Automotive markets                $  810   $  820       $1,586   $1,580
Industrial markets                   297      275          566      515
                                  ______   ______       ______   ______
Engine Business                    1,107    1,095        2,152    2,095
Power Generation Business            368      305          697      556
Filtration Business & Other          294      267          568      521
                                  ______   ______       ______   ______
                                  $1,769   $1,667       $3,417   $3,172
                                  ______   ______       ______   ______
                                  ______   ______       ______   ______

In the second quarter of 2000, engine business revenues of $1.1 billion increased 1 percent as compared to the second quarter of 1999, despite a 28 percent decrease in shipments to the North American heavy-duty truck market. The Company expects a further decline in the North American heavy-duty truck market during the second half of 2000 as compared to the first half of the year.

Sales of $810 million in the second quarter of 2000 for automotive markets were 1 percent lower than the second quarter of 1999. Heavy-duty truck revenues decreased 14 percent from the second quarter of 1999, with the market decline in North America partially offset by increased demand in Mexican automotive markets.

Medium-duty truck revenues were essentially flat with the second quarter of 1999, despite an 11 percent increase in unit shipments. This variance reflected a mix shift towards engines with a lower selling price and margin. Unit shipments to North America declined 19 percent, while international shipments increased 38 percent, primarily in Brazil.

Revenues of the bus and light commercial vehicle market were 26 percent higher than the second quarter of 1999. In the second quarter of 2000, Cummins shipped a record 32,100 engines to DaimlerChrysler, 36 percent higher than the second-quarter 1999 level. Shipments to the North American bus and recreational vehicle market were 11 percent higher than the year-ago quarter, and shipments for international bus markets increased 92 percent from the second quarter of 1999, due to higher sales into China and Mexico.

Sales to industrial markets were 8 percent higher than the second quarter of 1999, due to increased volume and a shift in product mix. Engine revenues for this market were up 9 percent on a 3-percent increase in units. Construction equipment business was flat compared to second quarter 1999, while agricultural equipment demand declined 11 percent from the prior year's quarter. Sales to marine markets increased 11 percent from second quarter 1999, with growth in Europe and North America. Mining market sales increased 38 percent as compared to the second quarter of 1999, reflecting higher high-horsepower engine volumes.

In the second quarter of 2000, sales for the Company's power generation business increased 21 percent compared to second quarter 1999. Sales of the Company's generator sets were 37 percent above second quarter last year with continued strength in North American markets. Engine sales to generator set assemblers were up 24 percent from the second quarter of 1999, primarily in Europe and Turkey. Generator set sales for the recreational vehicle market in North America were essentially flat with the year-ago quarter.

Filtration business and other sales were $294 million in the second quarter of 2000, an increase of 10 percent from the second quarter of 1999. Sales of filtration products reflected gains in North America and Europe and strong increases in Latin America, Mexico and Asia. Sales of international company-owned distributors and the Holset turbocharger business included in this segment also increased compared to the second quarter of 1999.

In total, international markets represented 41 percent of the Company's revenues in the second quarter of 2000, with increases in most of the international markets in which the Company participates. Sales to Europe and the CIS, representing 13 percent of the Company's sales in the second quarter of 2000, were 12 percent higher than the prior year's quarter. Business in Mexico, Brazil and Latin America represented 7 percent of sales in the second quarter of 2000, with revenues 32 percent above the year-ago levels. Asia and Australian markets, in total, representing 13 percent of sales in the second quarter of 2000, were 20 percent higher than the prior year's quarter. Sales to Canada, representing 6 percent of sales in the second quarter of 2000, were 25 percent lower than the second quarter of 1999 due to the decline in the heavy-duty truck market.

     Gross Margin:
     _____________

The Company's gross margin percentage was 19.8 percent in the second quarter of 2000, compared to 22.3 percent in the prior year's quarter. The decreased margin in 2000 was due to higher product coverage costs and changes in product mix. Contributing to the increased product coverage costs is the ISX engine family, which continues to have higher coverage costs that the N14 product it replaces. The Company currently anticipates this increased level of product coverage expense to continue for the next three to four quarters. The impact on gross margin from changes in product mix resulted from the mix shift from the N14 to the ISX engines, as well as mix changes in the power generation business and in the Company's international distributor revenue. For the first half of 2000, gross margin percentage was 20.1 percent, compared to 21.2 percent in the first half of 1999.

     Operating Expenses:
     ___________________

Selling and administrative expenses as a percent of sales were 10.8 percent in the second quarter of 2000, compared to 12.0 percent in the second quarter of 1999, with total spending decreasing $10 million on a 6-percent increase in sales. Research and engineering expenses declined from 3.6 percent of sales in the second quarter of 1999 to 3.3 percent in the second quarter of 2000. These improvements are primarily a result of the Company's cost reduction initiatives.

The Company is continuing the restructuring plan implemented in the third quarter of 1998. During the second quarter of 2000, $3 million was charged against the liabilities associated with these actions. The Company expects to complete the restructuring in 2000 and does not currently anticipate any material changes in the original charges recorded for these actions.

The Company's income from joint ventures and alliances was $3 million in the second quarter of 2000 as compared to losses of $5 million in the second quarter of 1999 due to the termination of the Company's joint venture with Wartsila, which had losses of $7 million in the second quarter of 1999.

     Other:
     ______

Interest expense was $21 million in the second quarter of 2000, compared to $19 million in the prior year's quarter due to increased levels of borrowings and lower interest capitalization. Other income was $2 million in the second quarter of 2000 compared to expense of $3 million in the second quarter of 1999, with the variance resulting primarily from increased earnings from distributors and from non-recurring transactions recorded in the prior year.

     Provision for Income Taxes:
     ___________________________

In the second quarter, the estimated effective tax rate for 2000 was reduced to 26 percent for the year. The Company's tax rate for the second quarter was 25 percent to reflect the year-to-date adjustment to the lower 2000 effective tax rate. The effective tax rate for the second quarter and first half of 1999 was 29 percent.

Cash Flow and Financial Condition
_________________________________

Key elements of cash flows were:
                                                     First Half
                                                 _________________
$ Millions                                       2000        1999
__________                                       _____       _____

Net cash provided by operating activities        $  59       $183
Net cash used in investing activities             (139)       (91)
Net cash provided by (used in)
 financing activities                               81        (63)
Effect of exchange rate changes on cash             (1)         -
                                                 _____       ____
Net change in cash and cash equivalents          $   -       $ 29
                                                 _____       ____
                                                 _____       ____

In the first half of 2000, net cash provided by operating activities was $59 million, reflecting the Company's strong net earnings and the non-cash effect of depreciation and amortization, reduced by increases in working capital. Net cash requirements for investing activities of $139 million included capital expenditures of $84 million in the first half of 2000, compared to capital expenditures of $80 million in the first half of 1999. Net cash provided by financing activities was $81 million in the first half of 2000. This included proceeds from increased borrowings, reduced by cash used for dividend payments and repurchases of the Company's stock.

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

(b) The Company was not required to file a Form 8-K during the second quarter of 2000.





                            Signatures
                            __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/Robert C. Crane
     _________________
     Robert C. Crane
     Vice President - Corporate Controller
     (Chief Accounting Officer)                         July 31, 2000

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                            INDEX TO EXHIBITS
                            _________________



27       Financial Data Schedule (filed herewith)