Form 10-Q
period 2000-09-24
CUMMINS ENGINE CO INC
filed 2000-11-02
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549


                                 FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934



                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________



For the Quarter Ended September 24, 2000     Commission File Number 1-4949
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

     As of September 24, 2000 the number of shares outstanding of the registrant's only class of common stock was 41.5 million.

                              TABLE OF CONTENTS
                              _________________

                                                                Page No.
                                                                ________

PART I.  FINANCIAL INFORMATION
______________________________

Item 1.  Financial Statements

         Consolidated Statement of Earnings for the Third           3
         Quarter and Nine Months Ended September 24, 2000
         and September 26, 1999

         Consolidated Statement of Financial Position at            4
         September 24, 2000 and December 31, 1999

         Consolidated Statement of Cash Flows for the Nine          5
         Months Ended September 24, 2000 and September 26, 1999

         Notes to Consolidated Financial Statements                 6


Item 2.  Management's Discussion and Analysis of Results of         9
         Operations, Cash Flow and Financial Condition


PART II.  OTHER INFORMATION
___________________________

Item 6.  Exhibits and Reports on Form 8-K                          13

         Index to Exhibits                                         14

                         CUMMINS ENGINE COMPANY, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                     FOR THE THIRD QUARTER AND NINE MONTHS
                ENDED SEPTEMBER 24, 2000 AND SEPTEMBER 26, 1999
                _______________________________________________
                                   Unaudited
                                   _________



                                        Third Quarter         Nine Months
Millions, except per share amounts      2000      1999       2000      1999
__________________________________     ______    ______     ______    ______

Net sales                              $1,572    $1,631     $4,989    $4,803
Cost of goods sold                      1,262     1,270      3,993     3,770
                                       ______    ______     ______    ______
Gross profit                              310       361        996     1,033
Selling and administrative expenses       195       192        579       570
Research and engineering expenses          62        67        180       181
Net (income) expense from joint
 ventures and alliances                    (3)        8         (7)       20
Interest expense                           22        18         62        56
Other (income) expense, net                (5)        3         (5)       13
                                        _____    ______      _____    ______
Earnings before income taxes               39        73        187       193
Provision for income taxes                  9        19         48        54
Minority interest                           5         1         11         4
                                       ______    ______    _______   _______
Net earnings                           $   25    $   53    $   128   $   135
                                       ______    ______    _______   _______
                                       ______    ______    _______   _______

Basic earnings per share               $  .66    $ 1.37    $  3.36   $  3.50
Diluted earnings per share                .66      1.35       3.36      3.48
Cash dividends declared per share      $  .30    $ .275    $   .90   $  .825

                       CUMMINS ENGINE COMPANY, INC.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________
                                Unaudited
                                _________



Millions, except per share amounts                   9/24/2000    12/31/1999
__________________________________                   _________    __________

Assets
Current assets:
  Cash and cash equivalents                            $   94       $   74
  Receivables, net of allowance of $10 and $9           1,097        1,026
  Inventories                                             797          787
  Other current assets                                    292          293
                                                       ______       ______
                                                        2,280        2,180
Investments and other assets                              375          274
Property, plant and equipment less accumulated
 depreciation of $1,555 and $1,490                      1,595        1,630
Goodwill, net of amortization of $36 and $28              360          364
Other intangibles, deferred taxes and deferred
 charges                                                  264          249
                                                       ______       ______
Total assets                                           $4,874       $4,697
                                                       ______       ______
                                                       ______       ______
Liabilities and shareholders' investment
Current liabilities:
  Loans payable                                        $  125       $  113
  Current maturities of long-term debt                      9           10
  Accounts payable                                        417          411
  Other current liabilities                               681          780
                                                       ______       ______
                                                        1,232        1,314
                                                       ______       ______
Long-term debt                                          1,313        1,092
                                                       ______       ______
Other liabilities                                         802          788
                                                       ______       ______
Minority interest                                          68           74
                                                       ______       ______

Shareholders' investment:
 Common stock, $2.50 par value, 48.7 and 48.3
  shares issued                                           122          121
 Additional contributed capital                         1,139        1,129
 Retained earnings                                        851          760
 Accumulated other comprehensive income                  (176)        (109)
 Common stock in treasury, at cost, 7.2 & 6.8 shares     (290)        (274)
 Common stock held in trust for employee
  benefit plans, 3.2 and 3.4 shares                      (154)        (163)
 Unearned compensation (ESOP)                            ( 33)         (35)
                                                       ______       ______
                                                        1,459        1,429
                                                       ______       ______
Total liabilities & shareholders' investment           $4,874       $4,697
                                                       ______       ______
                                                       ______       ______

                       CUMMINS ENGINE COMPANY, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ____________________________________
                               Unaudited
                               _________

                                                   Nine Months Ended
Millions                                        9/24/2000      9/26/1999
________                                        _________      _________

Cash flows from operating activities:
 Net earnings                                     $ 128          $ 135
                                                  _____          _____
 Adjustments to reconcile net earnings
  to net cash from operating activities:
   Depreciation and amortization                    180            172
   Restructuring & other non-recurring actions      (16)           (23)
   Accounts receivable                             (115)          (277)
   Inventories                                      (28)           (70)
   Accounts payable and accrued expenses            (47)           216
   Income taxes payable                             (24)            12
   Equity in losses of joint ventures and
    alliances                                         7             24
   Other                                            (11)           (19)
                                                  _____          _____
   Total adjustments                                (54)            35
                                                  _____          _____
 Net cash provided by operating activities           74            170
                                                  _____          _____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                        (130)          (121)
  Disposals                                          10             27
 Investments in joint ventures & alliances          (76)           (40)
 Acquisition and disposition of businesses          (42)             3
 Other                                                -              6
                                                  _____          _____
 Net cash used in investing activities             (238)          (125)
                                                  _____          _____
Net cash flows (used in) provided by
 operating and investing activities                (164)            45
                                                  _____          _____
Cash flows from financing activities:
 Proceeds from borrowings                           226             53
 Payments on borrowings                              (8)           (26)
 Net borrowings under short-term credit
   agreements                                        22             26
 Repurchase of common stock                         (16)           (30)
 Dividend payments                                  (37)           (35)
 Other                                               (1)           (11)
                                                  _____          _____
 Net cash provided by (used in) financing
  activities                                        186            (23)
                                                  _____          _____

Effect of exchange rate changes on cash              (2)             -
                                                  _____          _____
Net change in cash and cash equivalents              20             22
Cash & cash equivalents at the beginning of year     74             38
                                                  _____          _____
Cash & cash equivalents at the end of quarter     $  94          $  60
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


Note 1. Accounting Policies: The Consolidated Financial Statements for the interim periods ended September 24, 2000 and September 26, 1999 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K. Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods. Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

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
_________________   ________    _______    ______   ________   _______   ______

2000
____
Basic                $ 25        38.2      $ .66      $128      38.2     $ 3.36
Options                 -           -                    -         -
                      ___        ____                 ____      ____
Diluted              $ 25        38.2      $ .66      $128      38.2     $ 3.36
                     ____        ____                 ____      ____
                     ____        ____                 ____      ____
1999
____
Basic                $ 53        38.3     $ 1.37      $135      38.4     $ 3.50
Options                 -          .6                    -        .4
                      ___        ____                 ____      ____
Diluted              $ 53        38.9     $ 1.35      $135      38.8     $ 3.48
                     ____        ____                 ____      ____
                     ____        ____                 ____      ____


Note 4. Comprehensive Income: Comprehensive income, which includes net income and all other nonowner changes in equity during a period, is as follows:

                                   Third Quarter Ended     Nine Months Ended
Millions                          9/24/2000   9/26/1999   9/24/2000  9/26/1999
________                          _________   _________   _________  _________

Net income                          $ 25        $ 53        $128       $ 135
Unrealized (loss) gain on
 securities, net of tax               (1)          1          (1)          2
Translation loss, net of tax         (17)         (2)        (66)         (9)
                                    ____        ____        ____       _____
Comprehensive income                $  7        $ 52        $ 61       $ 128
                                    ____        ____        ____       _____
                                    ____        ____        ____       _____

Note 5.  Segment Information:  Operating segment information is as follows:

                                                Power      Filtration
Millions                             Engine   Generation   And Other    Total
________                             ______   __________   __________   ______

Third Quarter Ended Sept. 24, 2000
__________________________________
Net sales                            $  962     $  334       $ 276      $1,572
Earnings before interest and
 income taxes                             6         25          30          61
Net assets                            1,213        576         866       2,655

Third Quarter Ended Sept. 26, 1999
__________________________________
Net sales                            $1,032     $  352       $ 247      $1,631
Earnings before interest and
 income taxes                            45         15          31          91
Net assets                              996        557         830       2,383

Nine Months Ended Sept. 24, 2000
________________________________
Net sales                            $3,114     $1,031       $ 844      $4,989
Earnings before interest and
 income taxes                            76         78          95         249

Nine Months Ended Sept. 26, 1999
________________________________
Net sales                            $3,127     $  908       $ 768      $4,803
Earnings before interest and
 income taxes                           131         28          90         249


Reconciliation to Consolidated Financial Statements:

                                    Third Quarter Ended     Nine Months Ended
Millions                           9/24/2000   9/26/1999   9/24/2000  9/26/1999
________                           _________   _________   _________  _________

Earnings before interest & income
  taxes for reportable segments     $   61      $   91        $249       $249
Interest expense                        22          18          62         56
Income tax expense                       9          19          48         54
Minority interest                        5           1          11          4
                                    ______      ______        ____       ____
Net earnings                        $   25      $   53        $128       $135
                                    ______      ______        ____       ____
                                    ______      ______        ____       ____

Net assets for reportable segments  $2,655      $2,383
Liabilities deducted in arriving at
 net assets                          1,880       2,139
Deferred tax assets not allocated
 to segments                           320         334
Debt-related costs not allocated
 to segments                            19          22
                                    ______      ______
Total assets                        $4,874      $4,878
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

The Company is continuing the restructuring plan implemented in the third quarter of 1998. In the third quarter of 2000, the Company reversed excess accruals of $7 million and recorded $7 million of charges related to new actions committed to during the quarter. As of September 24, 2000, approximately $100 million has been charged against the liabilities associated with restructuring actions. The Company has funded the actions using cash generated from operations. The remaining actions to be completed consist primarily of the outsourcing of certain manufacturing operations and payment of severance commitments to terminated employees. The program is expected to be complete in early 2001.

Activity in the major components of these charges is as follows:

                                       Charges      Reversal    Q3
                        Original   ________________   Of       2000     Balance
$ Millions              Provision  1998  1999  2000  Excess  Provision  9/24/00
__________              _________  ____  ____  ____  ______  _________  _______
Restructuring of
 majority-owned
 operations:
  Workforce reductions    $ 38    $(12) $(14)  $ (5)   $(4)     $ 2       $ 5
  Asset impairment loss     22       -    (7)    (8)    (3)       3         7
  Facility consolida-
   tions and other          17      (8)   (4)    (6)     -        2         1
                          ____     ___   ___   ____    ___      ___       ___
                            77     (20)  (25)   (19)    (7)       7        13
                          ____     ___   ___   ____    ___      ___       ___
Restructuring of joint
 venture operations:
  Workforce reductions      11       -   (10)     -      -        -         1
  Tax asset impairment
   loss                      7       -    (7)     -      -        -         -
   Facility and equip-
    ment-related costs       5       -    (5)     -      -        -         -
                          ____     ___   ___    ___    ___      ___       ___
                            23       -   (22)     -      -        -         1
                          ____     ___   ___    ___    ___      ___       ___
Inventory write-downs
 associated with
 restructuring actions      14      (5)  ( 9)     -      -        -         -
                          ____     ___   ___    ___    ___      ___       ___
Total restructuring
 charges                   114     (25)  (56)   (19)    (7)       7        14

EPA penalty                 25       -    (8)    (9)     -        -         8
                          ____    ____  ____   ____    ___      ___       ___
Total                     $139    $(25) $(64)  $(28)   $(7)     $ 7       $22
                          ____    ____  ____   ____    ___      ___       ___
                          ____    ____  ____   ____    ___      ___       ___

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS,
                   CASH FLOW AND FINANCIAL CONDITION
      _____________________________________________________________



Overview
________

Net sales were $1.57 billion in the third quarter of 2000, 4 percent lower than the third quarter of 1999. Earnings before interest and taxes in the third quarter of 2000 were $61 million, or 3.9 percent of sales, compared to $91 million, or 5.6 percent of sales, in the third quarter of 1999. Net earnings were $25 million, or $.66 per share, compared to $53 million, or $1.35 per share, in the third quarter of 1999. Net earnings for the first nine months of 2000 were $128 million, or $3.36 per share, compared to $135 million, or $3.48 per share, in the first nine months of 1999.

Results of Operations
_____________________

     Net Sales:
     __________

Revenues from sales of engines were 51 percent of the Company's net sales in the third quarter of 2000, with engine revenues 9 percent lower than third-quarter 1999 and unit shipments flat compared to the year-ago quarter. Revenue decreased due to lower heavy-duty engine sales, primarily in the North American heavy-duty truck market.

                                     Third Quarter         Nine Months
Unit Shipments                      2000      1999       2000      1999
______________                     _______   ______     _______   _______
Midrange Engines                    79,000   68,400     247,000   218,700
Heavy-duty Engines                  19,600   30,500      72,800    87,900
High-horsepower Engines              2,800    2,500       8,300     6,700
                                   _______  _______     _______   _______
                                   101,400  101,400     328,100   313,300
                                   _______  _______     _______   _______
                                   _______  _______     _______   _______

Revenues from non-engine products, which were 49 percent of net sales in the third quarter of 2000, were 3 percent higher than the third quarter of 1999. The major increases included higher revenues from international distributors and parts sales, partially offset by a decrease in genset sales.

The Company's sales for each of its key businesses during the comparative periods were:

                                          Third Quarter      Nine Months
$ Millions                                2000    1999       2000    1999
__________                               ______  ______     ______  ______
Automotive markets                       $  693  $  792     $2,279  $2,372
Industrial markets                          269     240        835     755
                                         ______  ______     ______  ______
Engine Business                             962   1,032      3,114   3,127
Power Generation Business                   334     352      1,031     908
Filtration Business and Other               276     247        844     768
                                         ______  ______     ______  ______
                                         $1,572  $1,631     $4,989  $4,803
                                         ______  ______     ______  ______
                                         ______  ______     ______  ______

In the third quarter of 2000, engine business revenues of $962 million decreased 7 percent as compared to the third quarter of 1999, due primarily to a 49-percent decrease in shipments to the North American heavy-duty truck market.

Sales of $693 million in the third quarter of 2000 for automotive markets were 13 percent lower than the third quarter of 1999. Heavy-duty truck revenues decreased 33 percent from the third quarter of 1999, due to the market decline in North America.

Medium-duty truck revenues were 4 percent higher than the third quarter of 1999 on a 2-percent increase in unit shipments. Unit shipments to North America declined 23 percent, while international shipments increased 23 percent, primarily in Brazil.

Revenues of the bus and light commercial vehicle market were 23 percent higher than the third quarter of 1999. In the third quarter of 2000, Cummins shipped 31,000 engines to DaimlerChrysler, 35 percent higher than the third-quarter 1999 level. Shipments to the bus and recreational vehicle market were 9 percent higher than the year-ago quarter, with a 31-percent increase in shipments to the North American bus market and a 77-percent increase in shipments for international bus markets, primarily in China, partially offset by a 31-percent decrease in units for the recreational vehicle market.

Sales to industrial markets were 12 percent higher than the third quarter of 1999, due to increased volume and a shift in product mix. Engine revenues for this market were up 16 percent on an 11-percent increase in units. Construction equipment business was 4 percent higher compared to third quarter 1999, and agricultural equipment demand increased 25 percent from the prior year's quarter. Sales to marine markets increased 12 percent from third quarter 1999, with the recovery of business in Southeast Asia. Mining market sales increased 35 percent as compared to the third quarter of 1999, reflecting higher high-horsepower engine volumes.

In the third quarter of 2000, sales for the Company's power generation business decreased 5 percent compared to third quarter 1999. Sales of the Company's generator sets were 6 percent below third quarter last year, and engine and alternator sales to generator set assemblers were down 5 percent from the third quarter of 1999. Generator set sales for the recreational vehicle and mobile markets in North America were down 6 percent compared to the year-ago quarter.

Filtration business and other sales were $276 million in the third quarter of 2000, an increase of 12 percent from the third quarter of 1999. Sales of filtration products were up slightly compared to the year-ago level due to higher sales in North America. Sales of international company-owned distributors were at record levels in the third quarter and the Holset turbocharger business included in this segment also increased compared to the third quarter of 1999.

In total, international markets represented 44 percent of the Company's revenues in the third quarter of 2000, with increases in most of the international markets in which the Company participates. Sales to Europe and the CIS, representing 13 percent of the Company's sales in the third quarter of 2000, were 8 percent higher than the prior year's quarter. Business in Mexico, Brazil and Latin America represented 7 percent of sales in the third quarter of 2000, with revenues 13 percent above the year-ago levels. Asia and Australian markets, in total, representing 15 percent of sales in the third quarter of 2000, were 12 percent higher than the prior year's quarter. Sales to Canada, representing 6 percent of sales in the third quarter of 2000, were 13 percent lower than the third quarter of 1999 due to the decline in the heavy-duty truck market.

     Gross Margin:
     _____________

The Company's gross margin percentage was 19.7 percent in the third quarter of 2000, compared to 22.1 percent in the prior year's quarter. The decreased margin in 2000 was due primarily to lower volume, higher product coverage costs and lower cost absorption at the Company's heavy-duty engine plants. For the first nine months of 2000, gross margin percentage was 20.0 percent compared to 21.5 percent for the first nine months of 1999.

     Operating Expenses:
     ___________________

Selling and administrative expenses as a percent of sales were 12.4 percent in the third quarter of 2000, compared to 11.8 percent in the third quarter of 1999, with total spending increasing $3 million. Research and engineering expenses declined from 4.1 percent of sales in the third quarter of 1999 to 3.9 percent in the third quarter of 2000.

The Company is continuing the restructuring plan implemented in the third quarter of 1998. During the third quarter of 2000, the Company reversed $7 million in excess accruals and recorded $7 million of charges related to new actions committed to during the quarter. The Company expects to complete the restructuring in early 2001.

The Company's income from joint ventures and alliances was $3 million in the third quarter of 2000 as compared to losses of $8 million in the third quarter of 1999, due to the termination of the Company's joint venture with Wartsila, which had losses of $11 million in the third quarter of 1999.

     Other:
     ______

Interest expense was $22 million in the third quarter of 2000, compared to $18 million in the prior year's quarter, due to increased levels of borrowings. Other income was $5 million in the third quarter of 2000 compared to expense of $3 million in the third quarter of 1999, with the variance resulting primarily from interest income on tax refunds and from non-recurring transactions recorded in the prior year.

     Provision for Income Taxes:
     ___________________________

In the third quarter, the estimated effective tax rate for 2000 was reduced to 25.5 percent for the year. The Company's tax rate for the third quarter was 23.6 percent to reflect the year-to-date adjustment to the lower 2000 effective tax rate. The effective tax rate was 26 percent for the third quarter of 1999 and 28 percent for the first nine months of 1999.

Cash Flow and Financial Condition
_________________________________

Key elements of cash flows were:

                                                        Nine Months
$ Millions                                            2000        1999
__________                                           ______      ______
Net cash provided by operating activities            $  74       $ 170
Net cash used in investing activities                 (238)       (125)
Net cash provided by (used in) financing
 activities                                            186         (23)
Effect of exchange rate changes on cash                 (2)          -
                                                     _____       _____
Net change in cash and cash equivalents              $  20       $  22
                                                     _____       _____
                                                     _____       _____

In the first nine months of 2000, net cash provided by operating activities was $74 million, with the Company's net earnings and the non-cash effect of depreciation and amortization, reduced by increases in working capital. Net cash requirements for investing activities of $238 million included capital expenditures of $130 million in the first nine months of 2000, compared to capital expenditures of $121 million in the first nine months of 1999. Net cash provided by financing activities was $186 million in the first nine months of 2000. This included proceeds from increased borrowings, reduced by cash used for dividend payments and repurchases of the Company's stock.

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

(b) The Company was not required to file a Form 8-K during the third quarter of 2000.


                               Signatures
                               __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




CUMMINS ENGINE COMPANY, INC.





By:  /s/Robert C. Crane
     __________________
     Robert C. Crane
     Vice President - Corporate Controller
     (Chief Accounting Officer)                        November 2, 2000

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________

                            INDEX TO EXHIBITS
                            _________________







27       Financial Data Schedule (filed herewith)