Form 10-K
period 2000-12-31
CUMMINS ENGINE CO INC
filed 2001-03-13
CIK 26172

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


                                FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


               For the Fiscal Year Ended December 31, 2000


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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K are not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates was approximately $1.5 billion at January 26, 2001.

As of January 26, 2001, there were outstanding 41.4 million shares of the only class of common stock.

                 Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                             TABLE OF CONTENTS
                             _________________


Part     Item                        Description                      Page
____     ____     _________________________________________________   ____

  I        1      Business                                              3
           2      Properties                                           11
           3      Legal Proceedings                                    12
           4      Submission of Matters to Vote of Security Holders    12

 II        5      Market for the Registrant's Common Equity and
                   Related Stockholder Matters                         12
           6      Selected Financial Data                              13
           7      Management's Discussion and Analysis of Results
                   of Operations and Financial Condition               14
           8      Financial Statements and Supplemental Data           19
           9      Disagreements on Accounting and Financial
                   Disclosure                                          19

III       10      Directors & Executive Officers of the Registrant     20
          11      Executive Compensation                               21
          12      Security Ownership of Certain Beneficial Owners
                   and Management                                      21
          13      Certain Relationships and Related Transactions       21

 IV       14      Exhibits, Financial Statement Schedules and
                   Reports on Form 8-K                                 22
                  Index to Financial Statements                        23
                  Signatures                                           43
                  Exhibit Index                                        45

                                PART I
                                ______
ITEM 1.  BUSINESS
_______  ________

OVERVIEW
________

Cummins Engine Company, Inc. d/b/a Cummins Inc. ("Cummins" or "the Company") is a leading worldwide designer and manufacturer of diesel engines, ranging from 55 to 3,500 horsepower and the largest producer of commercial diesel engines above 50 horsepower. The Company also produces natural gas engines and engine components and subsystems. Cummins provides power and components for a wide variety of equipment in its key businesses: engine, power generation and filtration.

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

In 2000, approximately 57 percent of net sales were in the United States. Major international markets include Asia and Australia (14 percent of net sales); Europe and the CIS (13 percent of net sales); Mexico and Latin America (7 percent of net sales) and Canada (6 percent of net sales).

BUSINESS MARKETS
________________

     Engine Business
     _______________


     Heavy-duty Truck Market
     _______________________

Cummins has a complete line of diesel engines that range from 280 to 650 horsepower serving the worldwide heavy-duty truck market. All major heavy-duty truck manufacturers in North America offer the Company's heavy-duty diesel engines as standard or optional power. The Company's largest customer for heavy-duty truck engines in 2000 was Freightliner
Corporation, a division of DaimlerChrysler. Sales to Freightliner for this market represented eight percent of the Company's net sales in 2000.

In 2000, factory retail sales of North American heavy-duty trucks were 15 percent lower than in 1999. Factory retail sales were 257,000 in 2000, compared to 308,000 units in 1999, 260,000 in 1998 and 224,000 in 1997. The Company's share of the North American heavy-duty truck engine market was 28 percent at year-end, based upon data published by Ward's. The Company's share of the North American heavy-duty truck engine market was 31 percent in 1999.

Cummins market share in Mexico remained stable at 73 percent, positioning Cummins as the market share leader by a very wide margin. The market size in 2000 was approximately 11,000 units for domestic sales.

In South Africa and Australia, the Company enjoys the number one market position and is a leading supplier of diesel engines in Europe.

Cummins offers the ISL, ISM, ISX, N14 and Signature 600 (and Signature 650 in Australia), which constitute the most modern product line in the industry.

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

     Medium-duty Truck Market
     ________________________

The Company has a line of diesel engines ranging from 185 to 315 horsepower serving medium-duty and inter-city delivery truck customers worldwide. The Company has the most advanced product line in the industry, which is served by the ISB and ISC diesel engines.

The Company entered the North American medium-duty truck market in 1990. Based upon data published by Ward's, the Company's share of the market for diesel-powered medium-duty trucks in 2000 was 19 percent. Freightliner was the Company's largest customer for this market in 2000, representing 3 percent of the Company's net sales. The Company's market share in 1999 was 19 percent.

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

In 2000, Cummins was the market share leader for transit buses, a position it first achieved in 1998. Cummins offers the ISB, ISC, ISL and ISM engines for the bus markets. Cummins also offers B and C series products for natural gas applications, which are primarily focused on transit and school bus markets. The demand for alternate-fueled products continues to grow both domestically and internationally.

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

     Light Commercial and Specialty Vehicles
     _______________________________________

Cummins offers the ISB for the Dodge Ram pickup truck in North America and the 4B for Ford in Brazil. DaimlerChrysler was the Company's largest customer for midrange engines in this market and the Company's number one customer when all markets are considered, with 19 percent of the Company's net sales in 2000.

Cummins is the leader in the class A recreational vehicle market with an overall market share of 29 percent and a 76 percent share of the diesel-powered recreational vehicle market.

     Industrial Market - Construction, Agriculture, Marine
     _____________________________________________________

Cummins engines power a wide variety of equipment in the construction, agricultural and marine markets throughout the world. The major construction equipment manufacturers are in North America, Europe, Korea and Japan. Construction equipment manufacturers build approximately one million pieces of equipment per year for a diverse set of applications. The agriculture market produces about 340,000 pieces of equipment per year above 75 horsepower, which is the market focus for Cummins. The Company has a substantial share of the four-wheel drive agricultural tractor market. In marine markets, about 35,000 diesel-powered pleasure boats and 10,000 commercial boats are built every year. Major marine markets are North America, Europe and Korea.

In 2000, Cummins successfully launched the QSM11 and QSX15 heavy-duty products to meet Tier 2 requirements in the 302 - 602 horsepower range for construction applications. Two additional propulsion ratings, which meet the International Maritime Organization's emission requirements, were introduced in the marine market.

     Industrial Market - High Horsepower
     ___________________________________

Cummins engineers, manufactures and markets engines for mining, rail, government and petroleum markets and also produces engines for power generation and marine applications. The Company's engine range covers from 19-liters to 91-liters, representing 550 horsepower to 3,500 horsepower and is the most modern high horsepower product line in the industry.

Cummins offers a full product line for mining applications that compete in all segments from small underground mining equipment up to 400-ton haul trucks. The launch of the QSK78 at MINExpo 2000 extends Cummins' mining products up to 3,500 horsepower, the largest in the mining industry. Cummins occupies the number two position in this market.

The rail market activity is primarily in Europe and Asia, with the Company having number one market position in the worldwide railcar market. With the Company's new products QSK60 and QSK78, Cummins will be able to move into a larger proportion of the locomotive market outside North America.

Government market activity represents a small portion of high horsepower markets and the sales are primarily in North America and Europe.
Petroleum markets currently represent a small but growing part of high horsepower business. The new high horsepower products allow Cummins to be a full line supplier to this industry.

     Power Generation Business
     _________________________

In 2000, power generation sales represented 21 percent of the Company's net sales. The strategic mission of Cummins Power Generation is to work in partnership with its customers to provide "powerful solutions."
Cummins will deliver products and services that generate electric power, wherever and whenever it is needed. The Power Generation business is vertically integrated and manufactures all of the components that make up power generation systems, including engines, controls, alternators, transfer switches, switchgear, air filtration and exhaust systems.
Cummins Power Generation also provides a range of services including long-term maintenance contracts and turnkey power solutions including the complete range of maintenance and services. Rental of power equipment is also available through the Cummins Power Rent organization.

Cummins offers reciprocating engine-based power generation systems worldwide with a power range of 2 kilowatts to 2 megawatts for either standby or prime power applications. Engines are offered with a choice of fuels: diesel, natural gas and gasoline-fired.

Newage, a subsidiary of Cummins Power Generation, is a leader in the alternator industry, supplying alternators with a range up to 4 megawatts.

Cummins Power Generation competes on a global scale with a variety of engine manufacturers and generator set assemblers. Caterpillar, Inc. remains the primary competition, with its acquisition of MAK, Perkins and FG Wilson. DaimlerChrysler, through its acquisition of Detroit Diesel Corporation and AB Volvo, is another major engine manufacturer with a presence in the high-speed generation segment of the market. Onan brand sets compete in the consumer business segment and have a leading market share exceeding 80 percent. Newage competes globally with Emerson Electric, Marathon and Meccalte, among others.

     Filtration Business and Other
     ______________________________

Fleetguard, Cummins' Filtration Business, is a leading designer and manufacturer of filtration systems for heavy-duty equipment. Its products are produced and sold in global markets, including Europe, North America, South America, India, China, Australia and the Far East. Nelson, purchased in 1998, designs and manufactures air filtration and exhaust systems and distributes in the same markets. The two companies provide a complete filtration business solution for their customers. The Filtration Business also produces products for the automotive specialty filtration market and the industrial filtration market through its two subsidiaries, Kuss, located in Findley, Ohio, and Universal Silencer, located in Stoughton, Wisconsin.

Cummins owns 17 distributorships, covering over 25 countries, with most of them located outside of the United States. Cummins also participates in three joint venture entities that serve the role of Cummins' distributors. Most distributors engage in the selling of loose engines, generator sets and service parts, as well as perform service and repair activities on Cummins products. Cummins' distributors serve the dealers and end users in the territory. Some distributors also work with Original Equipment Manufacturers.

Holset's turbochargers are sold worldwide. Holset's joint venture with TELCO assembled and shipped its first turbochargers in 1996. A joint venture with Wuxi in China also began production in 1996. In 1999, Holset began full production in the United Kingdom of a variable geometry turbocharger designed for truck powertrains. In 2000, Holset completed consolidation of its U.S. manufacturing facilities onto one site in Charleston, South Carolina.

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

In 1996, a joint venture was formed with two of the Fiat Group companies - Iveco (trucks and buses) and New Holland (agricultural equipment) - to design and manufacture the next generation of 4-, 5- and 6-liter engines based on Cummins 4- and 6-liter B series engines. Operations of Dong Feng in China were expanded to form a joint venture for production of a C series engine in addition to the license for B Series engines.

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

     Research and Development
     ________________________

Cummins conducts an extensive research and engineering program to achieve product improvements, innovations and cost reductions for its customers, as well as to satisfy legislated emissions requirements. The Company is nearing completion of a program to renew and extend its engine range. Cummins has introduced a variety of concepts in the diesel industry that combine electronic controls, computing capability and information technology. The Company also offers alternate fueled engines for certain of its markets. As disclosed in Note 1 to the Consolidated Financial Statements, research and development expenditures approximated $220 million in 2000, $220 million in 1999 and $230 million in 1998. The Company continues to invest in technologies to meet increasingly more stringent emissions standards.

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

Cummins also sells engines, parts and related products through distributorships worldwide. The Company believes its distribution system is an important part of its marketing strategy and competitive position. Most of its North American distributors are independently owned and operated. The Company has agreements with each of these distributors, which typically are for a term of three years, subject to certain termination provisions. Upon termination or expiration of the agreement, the Company is obligated to purchase various assets of the distributorship. The purchase obligation of the Company relates primarily to inventory of the Company's products, which can be resold by the Company over a reasonable period of time. In the event the Company had been required to fulfill its obligations to purchase assets from all distributors simultaneously at December 31, 2000, the aggregate cost would have been approximately $362 million. Management believes it is unlikely that a significant number of distributors would terminate their agreements at the same time, requiring the Company to fulfill its purchase obligation.

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

     Employment
     __________

At December 31, 2000, Cummins employed 28,000 persons worldwide, approximately 10,700 of whom are represented by various unions.

The Diesel Workers' Union (DWU) represents employees at several Southern Indiana plants, under two contracts. In 1993, members of the DWU working in a majority of the Company's Southern Indiana manufacturing facilities ratified an agreement that extends until the year 2004. In 2000, members of the DWU at the Company's midrange engine plant ratified a four-year agreement.

The Office Committee Union (OCU) represents technical and administrative employees at the Company`s Southern Indiana facilities, including its Technical Center, under two contracts. In 2000, members of the OCU at the Company's midrange engine plant in Southern Indiana ratified a four-year agreement. In 1999, members of the OCU ratified a five-year agreement for offices and other plants in Southern Indiana and the Company's Technical Center.

The International Association of Machinists represents employees at the Company's remanufacturing plant in Memphis, Tennessee, under a four-year agreement which was ratified in 2000.

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

ENVIRONMENTAL COMPLIANCE
________________________

     Product Environmental Compliance
     ________________________________

Cummins engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. Cummins' products comply with emissions standards that the US Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB"), as well as other regulatory agencies around the world, have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 2001. Cummins' ability to comply with these and future emissions standards is an essential element in maintaining its leadership position in regulated markets. The Company will make significant capital and research expenditures to comply with these standards. Failure to comply could result in adverse effects on future financial results.

Cummins has successfully completed the certification of its 2001 on-highway products, which include both midrange and heavy-duty engines. All of these products underwent extensive laboratory and field testing prior to their release.

In October 1998, Cummins and other manufacturers of heavy-duty diesel engines entered into a Consent Decree with the EPA, the U. S. Department of Justice and the CARB related to concerns they had raised regarding the level of Nitrogen Oxide (NOx) emissions from diesel engines under certain driving conditions. The terms of that Consent Decree are a matter of public record. Cummins has developed extensive corporate action plans to comply with all aspects of the Consent Decree. Additionally, four separate court actions have been filed as a result of allegations of the diesel emissions matter. The New York Supreme Court ruled in favor of the Company. An appeal was filed and the Appellate Division ruled in favor of the Company and other defendants. Two courts in California ruled in favor of the Company. A fourth action was filed in U.S. District Court, for the District of Columbia. This case was dismissed in September 2000.

The company is taking steps to review the timing of the introduction of the 2.5 gram NOx + NMHC (non-methane hydrocarbon) engines under the
Consent Decree. Analysis conducted through the company's Value Package Introduction system indicates that significant field testing at this point
is still needed.   Without this important testing there will be
reliability and durability risks to consider if the products were released by the Consent Decree date of October 2002. This delay in field testing of a stable and mature product design has been caused by significant component development issues in the exhaust gas recirculation system and because EPA has failed, until recently, to provide confirmation of the auxiliary emissions control structure for the product. Discussions are on-going with appropriate EPA and CARB technical and policy offices to explore later dates for introduction.

Model year 1998 marked the latest major change in promulgated emissions requirements for heavy-duty on-highway diesel engines when the oxides of nitrogen standard was lowered from 5.0 to 4.0 g/bhp-hr.

Contained in the environmental regulations are several means for the EPA to ensure and verify compliance with emissions standards. Two of the principal means are tests of new engines as they come off the assembly line, referred to as selective enforcement audits ("SEA"), and tests of field engines, commonly called in-use compliance tests. The SEA provisions have been used by the EPA to verify the compliance of heavy-duty engines for several years. In 2000, no such audit test was performed on Cummins engines. The failure of a SEA could result in cessation of production of the non-compliant engines and the recall of engines produced prior to the audit. In the product development process, Cummins anticipates SEA requirements when it sets emissions design targets.

No Cummins engines were chosen for in-use compliance testing in 2000. It is anticipated that the EPA will increase the in-use test rate in future years, raising the probability that one or more of the Company's engines will be selected.

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

Heavy-duty engines used in construction, agricultural and certain mining applications are also subject to emission regulations. In the United States such standards began phasing-in in 1996. In other parts of the world similar standards are applied. Cummins has successfully completed certification of its engines used in these non-road applications. All of these products have undergone extensive laboratory and field tests prior to their release.

EPA's audit provisions cover certified, non-road engines. In 2000, no Cummins engines were selected for such audit testing.

Emissions standards in international markets, including Europe and Japan, are becoming more stringent. Given the Company's experience in meeting US emissions standards, it believes that it is well positioned to take advantage of opportunities in these markets as the need for emissions-control capability grows.

There are several Federal and state regulations which encourage and, in some cases, mandate the use of alternate fueled heavy-duty engines. The Company currently offers natural gas fueled versions of its B5.9 and C8.3 engines, ranging from 150 to 280 horsepower, as well as a propane-fueled version of its B5.9 engine rated at 195 horsepower.

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

In 2000, various plants and facilities of the Company commenced development and implementation of ISO 14001 standards for an environmental management system. This activity will continue in 2001. The Company anticipates that four of its Central Area plants and five of its North American plants will be certified to ISO 14001 within the next two years.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
_______  _________________________________________________

None.

                             PART II
                             _______

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
_______  _____________________________________________________

The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "CUM". The following table sets forth, for the quarters shown, the range of high and low composite prices of the common stock and the cash dividends declared on the common stock.

                           High         Low         Dividends Declared
                          ______      _______       __________________
2000
____

First quarter            $49 5/8      $31 1/16            $.30
Second quarter            38 5/8       29 15/16            .30
Third quarter             36 7/8       27 1/4              .30
Fourth quarter            37 15/16     29 1/16             .30

1999
____

First quarter            $42 1/4      $35                 $.275
Second quarter            58 1/8       36 1/8              .275
Third quarter             64 9/16      49                  .275
Fourth quarter            52 9/16      39 1/16             .30


At December 31, 2000, the approximate number of holders of record of the Company's common stock was 4,800.

The Company has repurchased 5.4 million shares of its common stock since 1994. The Company repurchased .4 million shares on the open market at an aggregate price of $16 million in 2000, .7 million shares on the open market at an aggregate purchase price of $34 million in 1999 and .4 million shares on the open market at an aggregate purchase price of $14 million in 1998. In 1997, the Company repurchased 1.3 million shares from Ford Motor Company and another .2 million shares on the open market at an aggregate purchase price of $75 million. The Company repurchased .8 million shares of stock in the open market at an aggregate purchase price of $34 million in 1996 and 1.6 million shares at an aggregate purchase price of $69 million in 1995. All of the acquired shares are held as common stock in treasury.

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

ITEM 6.  SELECTED FINANCIAL DATA
_______  _______________________

$ Millions, except
per share amounts            2000      1999      1998      1997      1996
_____________________       ______    ______    ______    ______    ______

Net sales                   $6,597    $6,639    $6,266    $5,625    $5,257
Net earnings (loss)              8       160       (21)      212       160
Earnings (loss) per share:
  Basic                        .20      4.16      (.55)     5.55      4.02
  Diluted                      .20      4.13      (.55)     5.48      4.01
Cash dividends per share      1.20     1.125      1.10     1.075      1.00
Total assets                 4,500     4,697     4,542     3,765     3,369
Long-term debt               1,032     1,092     1,137       522       283

Earnings per share for 1996 have been restated to reflect the adoption of SFAS No. 128.

In 2000, the Company's results included charges of $160 million ($103 million after tax, or $2.71 per share) reflecting restructuring actions, impairment of assets and other activities largely focused in the Engine Business. These actions were taken in response to the downturn in the North American heavy-duty truck market and related conditions. The charges included $42 million attributable to employee severance actions, $72 million for impairment of equipment and other assets, $30 million for impairment of software developed for internal use where the programs were cancelled prior to implementation and $16 million associated with exit costs to close or consolidate a number of smaller business operations.

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

OVERVIEW
________

Net sales were $6.6 billion in 2000, essentially flat with $6.6 billion reported in 1999 and 5 percent higher than in 1998. Earnings before interest and taxes in 2000 were $249 million, or 3.8 percent of sales, excluding a $160 million pretax charge in connection with certain restructuring actions and asset impairment write-downs. This compares to $356 million in 1999, excluding charges of $60 million pretax in connection with the dissolution of the Cummins Wartsila joint venture. As reported, earnings before interest and taxes were $89 million in 2000, $296 million in 1999 and $65 million in 1998. Net earnings in 2000 were $8 million or $.20 per share compared to $160 million or $4.13 per share in 1999 and a net loss of $21 million or $(.55) per share in 1998.

RESULTS OF OPERATIONS
_____________________

     Net Sales:
     __________

In 2000, the Company's sales totaled $6.6 billion. Revenues from sales of engines were 52 percent of the Company's net sales in 2000, with engine revenues 5 percent lower than in 1999 and flat compared to 1998. The Company shipped 421,800 engines in 2000, compared to 426,100 engines in 1999 and 403,300 in 1998 as follows:


Unit shipments                    2000        1999        1998
________________                 _______     _______     _______

Midrange engines                 318,200     298,400     287,400
Heavy-duty engines                91,900     117,900     106,100
High-horsepower engines           11,700       9,800       9,800
                                 _______     _______     _______
                                 421,800     426,100     403,300
                                 _______     _______     _______
                                 _______     _______     _______

Revenues from non-engine products, which were 48 percent of net sales in 2000, were 5 percent higher than in 1999 and 11 percent higher than in 1998. The major increases within non-engine revenues were achieved in parts sales, company-owned distributors and the Holset turbocharger operations. Sales of the remaining non-engine products, in the aggregate, were essentially level with 1999.

The Company's net sales for each of its key segments during the last three years were:

$ Millions                        2000         1999         1998
__________                       ______       ______       ______

Automotive markets               $2,936       $3,203       $2,928
Industrial markets                1,114        1,022        1,054
                                  _____        _____        _____
Engine Business                   4,050        4,225        3,982
Power Generation Business         1,395        1,356        1,230
Filtration Business & Other       1,152        1,058        1,054
                                 ______       ______       ______
                                 $6,597       $6,639       $6,266
                                 ______       ______       ______
                                 ______       ______       ______

Cummins' Engine Business, the Company's largest business segment, produces engines and parts for sale to customers in both automotive and industrial markets. Engine Business customers are serviced through the Company's worldwide distributor network. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as a variety of industrial applications including construction, mining, agriculture, marine, rail and military. Engine Business revenues were $4.0 billion in 2000, a 4 percent decrease from 1999 and a 2 percent increase over 1998. The 2000 discussion and analysis of results has been aligned to reflect the organization structure of the Engine Business in addressing its markets.

Sales of $2.1 billion in the bus and truck markets were 13 percent lower than in 1999 and 5 percent lower than in 1998. In 2000, heavy-duty truck engine revenues of $1.4 billion were 19 percent lower than 1999 and 7 percent lower than 1998, reflecting the downturn in the North American heavy-duty truck market, where shipments were down 35 percent from 1999. This was partially offset by increases in international heavy-duty markets, where shipments increased 34 percent from 1999.

Medium-duty truck and bus engine revenues of $662 million were 4 percent higher than in 1999 and flat compared to 1998. In 2000, medium-duty truck engine volumes were 5 percent lower than in 1999 and reflect a 29 percent decline in North American volumes. This decline was partially offset by a 14 percent shipment increase in international medium-duty truck markets. Bus engine shipments were 41 percent higher than in 1999.

Sales of $830 million in the light commercial vehicle market were 7 percent higher than in 1999 and 16 percent higher than in 1998, reflecting an increase in engine shipments from 1999. Record unit shipments in 2000 to Daimler-Chrysler for the Dodge Ram pickup, while including a sharp downturn in the fourth quarter, were 16 percent higher than in 1999 for the full year.

Sales of $873 million to the construction, agriculture and marine markets were 4 percent higher than in 1999 and 3 percent higher than in 1998. In 2000, shipments were 4 percent higher than in 1999, driven by increases in the construction and marine markets. Shipment declines in North America were more than offset by increases in international markets.

Sales of $241 million to the high horsepower/mining market were 32 percent higher than in 1999 and 16 percent higher than in 1998. Engine shipments were 36 percent higher than in 1999, with higher demand in international markets accounting for much of the increase.

Revenues of $1.4 billion in 2000 for the Power Generation Business were 3 percent higher than in 1999 and 13 percent higher than in 1998. Sales of the Company's generator sets in 2000 were flat compared to 1999. Engine sales to generator set assemblers were up 17 percent from the prior year. Alternator sales decreased 7 percent as compared to 1999. Sales of small generator sets for recreational vehicles and other consumer applications were flat compared to last year.

Sales of $1.2 billion in 2000 for the Filtration Business and Other were 9 percent higher than in 1999 and 1998. In 2000, Fleetguard/Nelson revenues increased 2 percent, but reflected a drop in demand for OEM truck and construction equipment products as well as reduced sales to consumer-oriented small engine and equipment manufacturers. International distributor sales included in this segment increased 13 percent from 1999, while sales of Holset turbochargers increased 26 percent as compared to a year ago.

Net sales by marketing territory for each of the last three years were:

$ Millions                        2000         1999        1998
__________                       ______       ______      ______

United States                    $3,775       $4,064      $3,595
Asia/Australia                      905          818         806
Europe/CIS                          860          800         791
Mexico/Latin America                451          375         468
Canada                              418          473         459
Africa/Middle East                  188          109         147
                                 ______       ______      ______
                                 $6,597       $6,639      $6,266
                                 ______       ______      ______
                                 ______       ______      ______

In total, international markets accounted for 43 percent of the Company's revenues in 2000. Europe and the CIS, representing 13 percent of the Company's sales in 2000, were 8 percent higher than in 1999 and 9 percent higher than in 1998. Sales to Canada, representing 6 percent of sales in 2000, were 12 percent lower than in 1999. Asian and Australian markets, in total, represented 14 percent of the Company's sales in 2000, with increases in sales to Asia from 1999.
In Asia, sales to Southeast Asia increased 14 percent, sales to Korea increased 23 percent, sales to China increased 25 percent and sales to Japan and India were slightly higher than 1999 levels. Business in Mexico and Latin America, representing 7 percent of sales in 2000, was 20 percent higher than in 1999. Sales to Africa/Middle East, representing 3 percent of sales in 2000, increased 72 percent from 1999.

     Gross Margin:
     _____________

The Company's gross margin percentage was 19.1 percent in 2000, 21.4 percent in 1999 and 21.4 percent in 1998, excluding the special charges recorded for product coverage and inventory write-downs in 1998. The gross margin percent in 1998 including the special charges was 19.9 percent. Gross margins in 2000 were impacted by lower cost absorption in the Company's heavy-duty plants, changes in product mix, foreign exchange and higher product coverage costs. Product coverage costs were 4.2 percent of net sales in 2000, compared to 3.7 percent in 1999, and 3.3 percent in 1998, excluding the special charges. Including special charges, product coverage costs were 4.5 percent of net sales in 1998.

     Operating Expenses:
     ___________________

Selling and administrative expenses were 11.8 percent of net sales in 2000, compared to 11.8 percent in 1999 and 12.5 percent in 1998.

Research and engineering expenses were 3.7 percent of net sales in 2000, compared to 3.7 percent in 1999 and 4.1 percent in 1998.

The Company's income from joint ventures and alliances was $9 million in 2000, compared to losses of $28 million in 1999 and losses of $30 million in 1998. This improvement resulted from the dissolution of the Wartsila joint venture at the end of 1999.

In the past three years, Cummins has recorded restructuring and other charges to reflect business improvement initiatives committed to by the Company's management.

As disclosed in Note 4 to the Consolidated Financial Statements, the Company recorded charges of $160 million ($103 million after tax, or $2.71 per share) reflecting restructuring actions, asset impairments and other activities largely focused in the Engine Business. These actions are taken in response to the downturn in the North American heavy-duty truck market and related conditions. The charges include $42 million attributable to employee severance actions, $72 million for impairment of equipment and other assets, $30 million for impairment of software developed for internal use where the programs were cancelled prior to implementation and $16 million associated with exit costs to close or consolidate a number of smaller business operations. Of the $160 million charge, $131 million was assigned to the Engine Business, $19 million to the Power Generation Business and $10 million to the Filtration Business and Other.

Workforce reduction actions included overall cutbacks in staffing levels plus the impacts of closing and consolidating operations. Restructuring charges for workforce reductions included the severance costs and related benefits of terminating 600 salaried employees and 830 hourly employees. Costs for workforce reductions were based on amounts pursuant to benefit programs or statutory requirements of the affected operations.

The asset impairment loss of $72 million was calculated in accordance with the provisions of SFAS 121. Asset impairment of equipment from discontinuing operations was primarily for engine assembly and fuel system manufacturing equipment to be disposed of upon the closure or consolidation of production operations. The asset impairment charge included a write-down of $38 million for manufacturing equipment that will continue to be used for approximately two years. Depreciation will continue on these assets over that period of time. The expected recovery value of equipment to be disposed of was based on estimated salvage value and was excluded from the write-down. The charge also included $11 million for equipment available for disposal, $6 million for properties available for disposal, $10 million for investments and $7 million for intangibles and minority interest positions related to divesting smaller operations and investments. The carrying value of assets held for disposal and the effect from suspending depreciation on such assets is immaterial.

The asset impairment charge of $30 million consisted of capitalized software-in-process being developed for internal use. The charge was related to manufacturing, financial and administrative information technology programs cancelled during program development and prior to implementation.

Exit costs of $16 million to close or consolidate a number of small businesses and operations included $6 million for equipment removal costs, $5 million to satisfy contractual obligations and $5 million for other exit costs. As the restructuring actions consist primarily of the closing or consolidation of smaller operations, the Company does not expect these actions to have a material effect on future revenues.

Approximately $73 million, primarily related to the write-down of impaired equipment and software and employee severance payments, has been charged to the restructuring liabilities as of December 31, 2000. Of the total charges associated with the restructuring activities, cash outlays will approximate $54 million. The actions will be completed in 2001 and 2002 with the majority of the cash outlays in 2001. The associated annual savings are estimated at $55 million upon completion of the actions.

In December 1999, the Company recorded a charge of $60 million in connection with the dissolution of the Cummins Wartsila joint venture. The joint venture termination was effective December 31, 1999, with the Company taking over the operations and assets of the product line manufactured in Daventry, England.

The Company recorded charges in 1998 totaling $125 million, comprised of $100 million of costs associated with the Company's plan to restructure, consolidate and exit certain business activities and $25 million for a civil penalty resulting from an agreement reached with the U.S. Environmental Protection Agency (EPA) and the Department of Justice regarding diesel engine emissions. In addition, the Company recorded special charges of $14 million for inventory write-downs associated with restructuring actions.

The Company is concluding the restructuring plan implemented in the third quarter of 1998. In the third quarter of 2000, the Company reversed excess accruals from 1998 of $7 million and recorded $7 million of charges related to new actions committed to during the quarter. Inclusive of the third quarter action, as of December 31, 2000, approximately $127 million has been charged against the liabilities associated with these actions. The Company funded the restructuring actions using cash generated from operations. The remaining actions to be completed consist primarily of the payment of severance commitments to terminated employees in early 2001 and the final EPA payment to be made in July 2001.

     Other:
     ______

Interest expense of $86 million was $11 million higher than in 1999 and $15 million higher than in 1998. Higher borrowing levels in 2000 accounted for the increase from 1999. Increased borrowings and lower capitalization of interest accounted for the increase as compared to 1998. As disclosed in Note 5 to the Consolidated Financial Statements, other income and expense went from $8 million of expense in 1999 to $1 million of income in 2000, primarily due to non-recurring transactions recorded in both years.

     Provision for Income Taxes:
     ___________________________

The Company's income tax provision in 2000 was a benefit of $19 million, combining an effective tax rate of 23 percent from operations and an effective tax rate of 35 percent from special charges. The effective tax rate from operations in 2000 reflected reduced taxes on export sales and research tax credits. In 1999, the Company's tax provision was $55 million, reflecting an effective tax rate of 25 percent. In 1998, the Company's tax provision was $4 million, with the tax benefits from export sales and the research credit more than offset by the unfavorable tax effects of nondeductible losses in foreign joint ventures and nondeductible EPA penalty and goodwill amortization.

     Minority Interest:
     __________________

Minority interest in net earnings of consolidated entities was $14 million in 2000, an increase of $8 million from 1999 and an increase of $3 million from 1998. The increase from 1999 was primarily due to higher earnings attributable to minority partners of Cummins India Limited and improved performance of the joint venture with Scania.

CASH FLOW AND FINANCIAL CONDITION
_________________________________

Key elements of cash flows were:

$ Millions                                      2000      1999      1998
__________                                     ______    ______    ______

Net cash provided by operating activities      $ 388     $ 307     $ 271
Net cash used in investing activities           (312)     (166)     (752)
Net cash (used in) provided by financing
 activities                                     ( 86)     (105)      471
Effect of exchange rate changes on cash           (2)        -        (1)
                                               _____     _____     _____
Net change in cash                             $ (12)    $  36     $ (11)
                                               _____     _____     _____
                                               _____     _____     _____

During 2000, net cash provided from operating activities was $388 million, reflecting the Company's decline in net earnings and the non-cash effect of depreciation and amortization, reduced by increases in working capital. As disclosed in Note 1 to the Consolidated Financial Statements, the Company sold receivables in 2000 in a securitization program, which yielded proceeds of $219 million. The Company is funding the cash requirements for restructuring actions using cash generated from operations with the majority of the cash requirement expected to occur in 2001. Net cash used in investing activities in 2000 was $312 million and included planned capital expenditures of $228 million. Capital expenditures were $215 million in 1999 and $271 million in 1998. The higher level of net cash requirements in 1998 was due primarily to the acquisition of Nelson. Acquisitions in 2000 included the South Africa distributorship and the purchase of assets from the dissolution of the Wartsila joint venture. Investments in joint ventures and alliances in 2000 of $53 million reflected the net effect of capital contributions and cash generated by certain joint ventures.

Net cash used in financing activities was $86 million in 2000. This cash was used for dividend payments, repurchases of the Company's stock and payments on borrowings. As disclosed in Note 7 to the Consolidated Financial Statements, the Company issued $765 million face amount of notes and debentures in 1998 under a $1 billion registration statement filed with the Securities and Exchange Commission in December 1997. The net proceeds were used to finance the acquisition of Nelson and to pay down other indebtedness outstanding at December 31, 1997. Based on the Company's projected cash flows from operations and existing credit facilities, management believes that sufficient liquidity is available to meet anticipated capital and dividend requirements in the foreseeable future.

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

The following section describes the Company's risk exposures and provides results of sensitivity analyses performed on December 31, 2000. The sensitivity tests assumed instantaneous, parallel shifts in foreign currency exchange rates, commodity prices and interest rate yield curves.

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

C.  Commodity Prices

The Company is exposed to fluctuation in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers. Given the historically volatile nature of commodity prices, this exposure can significantly impact product costs. The Company uses commodity swap agreements to partially hedge exposures to changes in copper and aluminum prices. Given a hypothetical, instantaneous, 10 percent depreciation of the underlying commodity price, with prices then remaining fixed for a 12-month period, the Company would experience a loss of approximately $1 million for the annual reporting period. This amount excludes the offsetting impact of decreases in commodity costs.

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

See Index to Financial Statements on page 23.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
_______  ____________________________________________________

None.

                                PART III
                                ________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
________  __________________________________________________

The information appearing under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 3, 2001 ("the Proxy Statement") is incorporated by reference in partial answer to this item. Except as otherwise specifically incorporated by reference, the Proxy Statement is not to be deemed filed as part of this report.

The executive officers of the Company at December 31, 2000 are set forth below. The Chairman of the Board and President are elected annually by the Board of Directors at the Board's first meeting following the Annual Meeting of the Shareholders. Other officers are appointed by the Chairman and ratified by the Board of Directors and hold office for such period as the Board of Directors or Chairman of the Board may prescribe.

                           Present Position and Business Experience
     Name          Age     During Last 5 Years
_______________    ___     _________________________________________________

Jean S. Blackwell   46     Vice President - Human Resources (December 1997 to
                           present), Vice President - General Counsel (1997)

John K. Edwards     56     Group President - Power Generation & International
                           and Executive Vice President (April 1996 to present), Managing Director - Central Area (June
                           2000 to Present), Vice President - International
                           (1989 to 1996)

Mark R. Gerstle     45     Vice President - Cummins Business Services,
                           General Counsel and Secretary (April 2000 to present), Vice President - Cummins Business
                           Services (1998-2000) Vice President and Chief
                           Administrative Officer and Secretary (1997 to
                           1998), Vice President - Law and Corporate
                           Affairs and Secretary (1997), Vice President -
                           General Counsel and Secretary (1995 to 1997)

Tom Linebarger      37     Vice President and Chief Financial Officer
                           (November 2000 to present), Vice President -
                           Supply Chain Management (1998 to 2000),
                           Managing Director - Holset Engineering Company
                           Limited (1997-1998), Senior Manager - Engineering
                           Operations and Technical Centre Leader, Holset
                           (1996-1997)

F. Joseph Loughrey  51     Executive Vice President and President -
                           Engine Business (October 1999 to present),
                           Executive Vice President and Group President -
                           Industrial and Chief Technical Officer (1996 to
                           1999), Group Vice President - Worldwide Operations and Technology (1995 to 1996)

Frank J. McDonald   54     Vice President - Quality (May 1999 to present),
                           Vice President - Worldwide Midrange Operations
                           (1996 to 1999)

Rick J. Mills       53     Vice President - Filtration and President -
                           Fleetguard, Inc. (February 2000 to present),
                           Vice President - Corporate Controller (1996-2000)

Theodore M. Solso   53     Chairman and Chief Executive Officer (January
                           2000 to present), President and Chief Operating
                           Officer (1995-2000)

                           Present Position and Business Experience
     Name          Age     During Last 5 Years
_______________    ___     ________________________________________________

Christine M. Vujovich  49  Vice President - Environmental Policy and Product
                           Strategy (October 1999 to present), Vice President - Worldwide Marketing for Bus, Light Commercial Automotive and Environmental Management (1996
                           to 1999)

John C. Wall        49     Vice President - Chief Technical Officer (March
                           2000 to present), Vice President - Research and
                           Development (1995-2000)


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

                                PART IV
                                _______

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
________  _______________________________________________________________

Documents filed as a part of this report:

     1. See Index to Financial Statements on page 23 for a list of the financial statements filed as a part of this report.

     2. See Exhibit Index on page 45 for a list of the exhibits filed or incorporated herein as a part of this report.

No reports on Form 8-K were filed during the fourth quarter of 2000.

                INDEX TO FINANCIAL STATEMENTS
                _____________________________


                                                               Page
                                                               ____

Responsibility for Financial Statements                         24
Report of Independent Public Accountants                        24
Consolidated Statement of Earnings                              25
Consolidated Statement of Financial Position                    26
Consolidated Statement of Cash Flows                            27
Consolidated Statement of Shareholders' Investment              28
Notes to Consolidated Financial Statements                      29
Quarterly Financial Data                                        43

               RESPONSIBILITY FOR FINANCIAL STATEMENTS
               _______________________________________

Management is responsible for the preparation of the Company's consolidated financial statements and all related information appearing in this Report. The statements and notes have been prepared in conformity with accounting principles generally accepted in the United States and include some amounts, which are estimates based upon currently available information and management's judgment of current conditions and circumstances. The Company engaged Arthur Andersen LLP, independent public accountants, to examine the consolidated financial statements. Their report appears on this page.

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


               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ________________________________________


To the Shareholders and Board of Directors of Cummins Engine Company, Inc.:

We have audited the accompanying consolidated statement of financial position of Cummins Engine Company, Inc., (an Indiana corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, cash flows and shareholders' investment for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cummins Engine Company, Inc., and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.


                               Arthur Andersen LLP
Chicago, Illinois
January 24, 2001

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                    CONSOLIDATED STATEMENT OF EARNINGS
                    __________________________________



Millions, except per share amounts           2000       1999       1998
__________________________________          ______     ______     ______

Net sales                                   $6,597     $6,639     $6,266
Cost of goods sold                           5,338      5,221      4,925
Special charges                                             -         92
                                            ______     ______     ______
Gross profit                                 1,259      1,418      1,249
Selling and administrative expenses            776        781        787
Research and engineering expenses              244        245        255
Net (income) expense from joint
 ventures and alliances                         (9)        28         30
Interest expense                                86         75         71
Other (income) expense, net                     (1)         8        (13)
Restructuring, asset impairment and
 other special charges                         160         60        125
                                             _____      _____      _____
Earnings (loss) before income taxes              3        221         (6)
Provision (benefit) for income taxes           (19)        55          4
Minority interest                               14          6         11
                                             _____      _____      _____
Net earnings (loss)                         $    8     $  160      $ (21)
                                             _____      _____      _____
                                             _____      _____      _____

Basic earnings (loss) per share             $  .20     $ 4.16      $(.55)
Diluted earnings (loss) per share              .20       4.13       (.55)


The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               ____________________________________________



Millions, except per share amounts                     December 31,
__________________________________                   2000        1999
                                                    ______      ______
Assets
Current assets:
 Cash and cash equivalents                          $   62      $   74
 Receivables, net of allowance of $8 and $9            724       1,026
 Inventories                                           770         787
 Other current assets                                  274         293
                                                     _____       _____
                                                     1,830       2,180
                                                     _____       _____
Investments and other assets:
 Investments in joint ventures and alliances           201         131
 Other assets                                          137         143
                                                     _____       _____
                                                       338         274
                                                     _____       _____
Property, plant and equipment:
 Land and buildings                                    590         577
 Machinery, equipment and fixtures                   2,417       2,375
 Construction in process                               189         168
                                                     _____       _____
                                                     3,196       3,120
 Less accumulated depreciation                       1,598       1,490
                                                     _____       _____
                                                     1,598       1,630
                                                     _____       _____

Goodwill, net of amortization of $42 and $28           354         364
                                                     _____       _____
Other intangibles, deferred taxes and
 deferred charges                                      380         249
                                                    ______      ______
Total assets                                        $4,500      $4,697
                                                    ______      ______
                                                    ______      ______

Liabilities and shareholders' investment
Current liabilities:
 Loans payable                                      $  156      $  113
 Current maturities of long-term debt                    8          10
 Accounts payable                                      388         411
 Accrued salaries and wages                             71          88
 Accrued product coverage & marketing expenses         280         246
 Income taxes payable                                   11          40
 Other accrued expenses                                309         406
                                                     _____       _____
                                                     1,223       1,314
                                                     _____       _____
Long-term debt                                       1,032       1,092
                                                     _____       _____
Other liabilities                                      837         788
                                                     _____       _____
Minority interest                                       72          74
                                                     _____       _____

Shareholders' investment:
 Common stock, $2.50 par value, 48.6 and 48.3
  shares issued                                        122         121
 Additional contributed capital                      1,137       1,129
 Retained earnings                                     718         760
 Accumulated other comprehensive income               (167)       (109)
 Common stock in treasury,at cost,7.2 & 6.8 shares    (290)       (274)
 Common stock held in trust for employee benefit
  plans, 3.1 and 3.4 shares                           (151)       (163)
 Unearned compensation                                 (33)        (35)
                                                     _____       _____
                                                     1,336       1,429
                                                     _____       _____

Total liabilities & shareholders' investment        $4,500      $4,697
                                                    ______      ______
                                                    ______      ______



The accompanying notes are an integral part of this statement.

                       CUMMINS ENGINE COMPANY, INC.
                       ____________________________
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                   ____________________________________



Millions                                          2000       1999       1998
________                                         ______     ______     ______

Cash flows from operating activities:
 Net earnings (loss)                             $   8      $ 160      $ (21)
                                                 _____      _____      _____
 Adjustments to reconcile net earnings (loss)
  to net cash from operating activities:
  Depreciation and amortization                    240        233        199
  Restructuring & other non-recurring actions      132         38        110
  Equity in (earnings) losses of joint
   ventures and alliances                            9         35         38
  Receivables                                       54       (200)       (10)
  Proceeds from sale of receivables                219          -          -
  Inventories                                        9        (60)       (26)
  Accounts payable and accrued expenses           (241)       162         56
  Deferred income taxes                              2        (31)       (65)
  Other                                            (44)       (30)       (10)
                                                  ____       ____       ____
  Total adjustments                                380        147        292
                                                  ____       ____       ____
                                                   388        307        271
                                                  ____       ____       ____
Cash flows from investing activities:
 Property, plant and equipment:
  Additions                                       (228)      (215)      (271)
  Disposals                                         11         22          7
 Investments in joint ventures and alliances       (53)       (36)       (22)
 Acquisitions and dispositions of business
  activities                                       (42)        57       (468)
 Other                                               -          6          2
                                                  ____       ____       ____
                                                  (312)      (166)      (752)
                                                  ____       ____       ____
Net cash provided by (used in) operating and
 investing activities                               76        141       (481)
                                                  ____       ____       ____
Cash flows from financing activities:
 Proceeds from borrowings                            1         28        711
 Payments on borrowings                            (65)       (90)      (161)
 Net borrowings (payments) under short-term
  credit agreements                                 49         49        (30)
 Repurchases of common stock                       (16)       (34)       (14)
 Dividend payments                                 (50)       (47)       (46)
 Other                                              (5)       (11)        11
                                                  ____       ____       ____
                                                   (86)      (105)       471
                                                  ____       ____       ____

Effect of exchange rate changes on cash             (2)         -         (1)
                                                  ____       ____       ____
Net change in cash and cash equivalents            (12)        36        (11)
Cash & cash equivalents at beginning of year        74         38         49
                                                  ____       ____       ____
Cash & cash equivalents at end of year            $ 62       $ 74       $ 38
                                                  ____       ____       ____
                                                  ____       ____       ____


Cash payments during the year for:
 Interest                                         $ 88       $ 82       $ 56
 Income taxes                                       73         56         73


The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
                      ____________________________
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
           __________________________________________________



Millions, except per share amounts         2000         1999        1998
__________________________________      ___________  __________  __________

Common stock:
 Balance at beginning of year           $  121       $  120      $  120
 Issued to trust for employee
  benefit plans                              -            -           -
 Other                                       1            1           -
                                         _____        _____        ____
 Balance at end of year                    122          121         120
                                         _____        _____        ____
Additional contributed capital:
 Balance at beginning of year            1,129        1,121       1,119
 Issued to trust for employee
  benefit plans                             (3)           -           -
 Other                                      11            8           2
                                         _____        _____       _____
 Balance at end of year                  1,137        1,129       1,121
                                         _____        _____       _____
Retained earnings:
 Balance at beginning of year              760          648         715
 Net earnings (loss)                         8  $  8    160  $160    21  $(21)
                                                 ___         ____         ___
 Cash dividends                            (50)         (47)       ( 46)
 Other                                       -          ( 1)          -
                                          ____         ____        ____
 Balance at end of year                    718          760         648
                                          ____         ____        ____

Accumulated other comprehensive income:
 Balance at beginning of year             (109)       (167)       ( 70)
 Foreign currency translation
  adjustments                                    (54)           4         (43)
 Minimum pension liability
  adjustments                                     (2)          55         (54)
 Unrealized losses on securities                  (2)          (1)          -
                                                 ___          ___         ___
 Other comprehensive income                (58)  (58)    58    58   (97)  (97)
                                           ___   ___    ___   ___   ___   ___
 Comprehensive income                           $(50)        $218       $(118)
                                                ____         ____        ____
                                                ____         ____        ____
 Balance at end of year                   (167)        (109)       (167)
                                           ___          ___         ___

Common stock in treasury:
 Balance at beginning of year             (274)        (240)       (245)
 Repurchased                               (16)         (34)        (14)
 Issued                                      -            -          19
                                         _____        _____        ____
 Balance at end of year                   (290)        (274)       (240)
                                         _____        _____        ____
Common stock held in trust for
 employee benefit plans:
 Balance at beginning of year             (163)        (172)       (175)
 Issued                                      -            -           -
 Shares allocated to benefit plans          12            9           3
                                         _____        _____       _____
 Balance at end of year                   (151)        (163)       (172)
                                         _____        _____       _____

Unearned compensation:
 Balance at beginning of year              (35)         (38)        (42)
 Shares allocated to participants            2            3           4
                                        ______       ______       _____
 Balance at end of year                    (33)         (35)        (38)
                                        ______       ______       _____

Shareholders' investment                $1,336       $1,429      $1,272
                                        ______       ______      ______
                                        ______       ______      ______

Shares of stock
Common stock, $2.50 par value,
 150.0 shares authorized
 Balance at beginning of year             48.3         48.1        48.1
 Shares issued                              .3           .2           -
                                          ____         ____        ____
 Balance at end of year                   48.6         48.3        48.1
                                          ____         ____        ____
                                          ____         ____        ____

Common stock in treasury
 Balance at beginning of year              6.8          6.1         6.0
 Shares repurchased                         .4           .7          .4
 Shares issued                               -            -         (.3)
                                           ___          ___         ___
 Balance at end of year                    7.2          6.8         6.1
                                           ___          ___         ___
                                           ___          ___         ___

Common stock held in trust for
 employee benefit plans
 Balance at beginning of year              3.4          3.6         3.7
 Shares issued                               -            -           -
 Shares allocated to benefit plans         (.3)         (.2)        (.1)
                                           ___          ___         ___
 Balance at end of year                    3.1          3.4         3.6
                                           ___          ___         ___
                                           ___          ___         ___




The accompanying notes are an integral part of this statement.

                      CUMMINS ENGINE COMPANY, INC.
                      ____________________________
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               __________________________________________


NOTE 1.  ACCOUNTING POLICIES:

Principles of Consolidation: The consolidated financial statements include all significant majority-owned subsidiaries. Affiliated companies in which Cummins does not have a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method. Use of estimates and assumptions, as determined by management, is required in the preparation of consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates and assumptions.

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

For foreign entities where the US dollar is the functional currency, including those operating in highly inflationary economies, inventory, property, plant and equipment balances and related income statement accounts have been translated using historical exchange rates. The resulting gains and losses have been credited or charged to net earnings and were net losses of $14 million in 2000, $2 million in 1999 and $5 million in 1998.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 on accounting for derivative instruments and hedging activities. The statement is effective for fiscal years beginning after June 15, 2000. The Company will adopt this statement at the beginning of fiscal 2001 and has evaluated and modified its hedging strategy as it applies to the new statement. The statement will not have a material effect on the Company's results of operations.

Other Costs: Estimated costs of commitments for product coverage programs are charged to earnings at the time the Company sells its products.

Research & development expenditures, net of contract reimbursements, are expensed when incurred and were $224 million in 2000, $218 million in 1999 and $228 million in 1998.

Maintenance and repair costs are charged to earnings as incurred.

Cash Equivalents: Cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase.

Accounts Receivable: During 2000, the Company entered into a receivables securitization program and sold trade receivables in securitization transactions to a special purpose subsidiary with principal aggregating $741 million. The subsidiary transfers positions in these receivables to conduits as the basis for issuing commercial paper. The subsidiary obtains receivables from the conduit for approximately 15 percent of a transferred position and receives cash for the remainder of the position. The Company receives annual servicing fees approximating .5 percent of the sold accounts receivable. The conduit investors and the special purpose subsidiary have no recourse to the Company's other assets for failure of debtors to pay when due. For the marketed receivables, the Company's retained interests are subordinated to the conduit's interests. The sold receivables servicing portfolio amounted to $355 million at December 31, 2000.

The table below summarizes certain cash flows received from and paid to the special purpose subsidiary for the year ended December 31, 2000:

$ Millions
__________

Proceeds from new securitizations         $219
Proceeds from collections reinvested
 in securitizations                        385
Servicing fees received                      2
Servicing advances                         (12)

Inventories: Inventories are stated at the lower of cost or net realizable value. Approximately 22 percent of domestic inventories (primarily heavy-duty and high-horsepower engines and engine parts) are valued using the last-in, first-out (LIFO) cost method. All other inventories are valued using the first-in, first-out (FIFO) method. Inventories at December 31 were as follows:

$ Millions                                2000        1999
__________                                ____        ____
Finished products                         $404        $402
Work-in-process and raw materials          420         440
                                          ____        ____
Inventories at FIFO cost                   824         842
Excess of FIFO over LIFO                   (54)        (55)
                                          ____        ____
                                          $770        $787
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

Long-Lived Assets: The Company evaluates the carrying value of its long-lived assets for impairment whenever adverse events or changes in circumstances indicate that the carrying value of an asset may be impaired. In accordance with SFAS No. 121, if the quoted market price or, if not available, the undiscounted cash flows are not sufficient to support the recorded asset value, an impairment loss is recorded to reduce the carrying value of the asset to the amount of expected discounted cash flows. This same policy is followed for goodwill.

Software: Internal and external software costs (excluding research, reengineering and training) are capitalized and amortized generally over 5 years. Capitalized software, net of amortization, was $110 million at December 31, 2000, $110 million at December 31, 1999 and $75 million at December 31, 1998. Total software amortization expense was $27 million in 2000, $18 million in 1999 and $8 million in 1998.

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

                       Net           Weighted
Millions, except     Earnings        Average
per share amounts     (Loss)          Shares       Per share
_________________    ________        ________      _________

2000
____
Basic                 $  8             38.2         $ .20
Options                  -                -         _____
                      ____             ____         _____
Diluted               $  8             38.2         $ .20
                      ____             ____         _____
                      ____             ____         _____
1999
____
Basic                 $160             38.3         $4.16
Options                  -               .3         _____
                      ____             ____         _____
Diluted               $160             38.6         $4.13
                      ____             ____         _____
                      ____             ____         _____
1998
____
Basic                 $(21)            38.5         $(.55)
Options                  -                -         _____
                      ____             ____         _____
Diluted               $(21)            38.5         $(.55)
                      ____             ____         _____
                      ____             ____         _____


NOTE 2. ACQUISITION: In January 1998, the Company completed the acquisition of Nelson Industries, Inc., for $453 million. Nelson, a filtration and exhaust manufacturer, was consolidated on the date of acquisition. In accordance with APB No. 16, Nelson's net assets were recorded at fair value, and the purchase price in excess of net assets is amortized over 40 years.


NOTE 3. SPECIAL CHARGES: In 1998, the Company recorded special charges of $92 million for product coverage costs and inventory write-downs. The product coverage special charges of $78 million included $43 million primarily attributable to the recent experience of higher than anticipated base warranty costs to repair certain automotive engines manufactured in previous years, and $35 million related to a revised estimate of product coverage cost liability primarily for extended warranty programs. The special charges also included $14 million for inventory write-downs associated with the Company's restructuring and exit activities. These write-downs related to amounts of inventory rendered excess or unusable due to the closing or consolidation of facilities.

NOTE 4.  RESTRUCTURING, ASSET IMPAIRMENT AND OTHER SPECIAL CHARGES:
The 2000 financial results included charges of $160 million ($103 million after tax, or $2.71 per share) reflecting restructuring actions, asset impairments and other activities largely focused in the Engine Business. These actions were taken in response to the downturn in the North American heavy-duty truck market and related conditions. The charges included $42 million attributable to employee severance actions, $72 million for impairment of equipment and other assets, $30 million for impairment of software developed for internal use where the programs were cancelled prior to implementation and $16 million associated with exit costs to close or consolidate a number of smaller business operations.

Of the $160 million charge, $131 million was assigned to the Engine Business, $19 million to the Power Generation Business and $10 million to the Filtration Business and Other.

Workforce reduction actions included overall cutbacks in staffing levels plus the impacts of closing and consolidating operations. Restructuring charges for workforce reductions included the severance costs and related benefits of terminating 600 salaried employees and 830 hourly employees. Costs for workforce reductions were based on amounts pursuant to benefit programs or statutory requirements of the affected operations.

The asset impairment loss of $72 million was calculated in accordance with the provisions of SFAS 121. Asset impairment of equipment from discontinuing operations was primarily for engine assembly and fuel system manufacturing equipment to be disposed of upon the closure or consolidation of production operations. The asset impairment charge included a write-down of $38 million for manufacturing equipment that will continue to be used for approximately two years. Depreciation will continue on these assets over that period of time. The expected recovery value of equipment to be disposed of was based on estimated salvage value and was excluded from the write-down. The charge also included $11 million for equipment available for disposal, $6 million for properties available for disposal, $10 million for investments and $7 million for intangibles and minority interest positions related to divesting smaller operations and investments. The carrying value of assets held for disposal and the effect from suspending depreciation on such assets is immaterial.

The asset impairment charge of $30 million consisted of capitalized software-in-process being developed for internal use. The charge was related to manufacturing, financial and administrative information technology programs cancelled during program development and prior to implementation.

Exit costs of $16 million to close or consolidate a number of small businesses and operations included $6 million for equipment removal costs, $5 million to satisfy contractual obligations and $5 million for other exit costs. As the restructuring actions consist primarily of the closing or consolidation of smaller operations, the Company does not expect these actions to have a material effect on future revenues.

Approximately $73 million, primarily related to the write-down of impaired equipment and software and employee severance payments, has been charged to the restructuring liabilities as of December 31, 2000. Of the total charges associated with the restructuring activities, cash outlays will approximate $54 million. The actions will be completed in 2001 and 2002 with the majority of the cash outlays in 2001. The associated annual savings are estimated at $55 million upon completion of the actions.

Activities in the major components of these charges is as follows:

                                    Original      Charges        Balance
$ Millions                          Provision      2000       Dec. 31, 2000
__________                          _________     _______     _____________
Workforce reductions                  $ 42         $( 5)          $ 37
Impairment of software                  30          (30)             -
Impairment of equipment and
 other assets                           72          (38)            34
Exit costs                              16            -             16
                                      ____         ____           ____
                                      $160         $(73)          $ 87
                                      ____         ____           ____
                                      ____         ____           ____

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

The Company is concluding the restructuring plan implemented in the third quarter of 1998. In the third quarter of 2000, the Company reversed excess accruals from 1998 of $7 million and recorded $7 million of charges related to new actions committed to during the quarter. As of December 31, 2000, approximately $127 million has been charged against the liabilities associated with these actions. The Company has funded the restructuring actions using cash generated from operations. The remaining actions to be completed consist primarily of the payment of severance commitments to terminated employees in early 2001 and the remaining payment to the EPA in July 2001.

Activity in the major components of these charges is as follows:


                                    Original          Charges        Balance
$ Millions                          Provision   1998   1999   2000  12/31/2000
__________                          _________   _____  _____  _____ __________

Restructuring of majority-owned
 operations:
  Workforce reductions                $ 38      $(12)  $(14)  $ (9)     $ 3
  Asset impairment loss                 22         -     (7)   (15)       -
  Facility consolidations and
   other                                17        (8)    (4)    (4)       1
                                       ___       ___    ___     __       __
                                        77       (20)   (25)   (28)       4
                                       ___       ___    ___    ___       __
Restructuring of joint venture
 operations:
  Workforce reductions                  11         -    (10)    (1)       -
  Tax asset impairment loss              7         -     (7)     -        -
  Facility & equipment-related costs     5         -     (5)     -        -
                                       ___        __    ___     __       __
                                        23         -    (22)    (1)       -
                                       ___       ___    ___     __       __

Inventory write-downs associated
 with restructuring actions             14       (5)     (9)     -        -
                                       ___       __     ___     __       __

Total restructuring charges            114      (25)    (56)   (29)       4
                                       ___      ___     ___    ___       __

EPA penalty                             25        -      (8)    (9)       8
                                       ___      ___     ___    ___       __

Total                                 $139     $(25)   $(64)  $(38)     $12
                                      ____     ____    ____   ____      ___
                                      ____     ____    ____   ____      ___

NOTE 5. OTHER (INCOME) EXPENSE: The major components of other (income) expense included the following:

$ Millions                               2000      1999      1998
__________                               ____      ____      ____

Amortization of intangibles              $ 13      $15       $ 14
Interest income                           (13)      (7)        (9)
Loss (gain) on sale of businesses           1        1         (7)
Rental income                              (7)      (5)        (6)
Royalty income                             (2)      (4)        (5)
Foreign currency losses                    14        2          5
Non-operating partnership costs             4        6          3
Social tax refunds                          -        -         (3)
Sale of scrap                              (3)      (1)        (2)
Other                                      (8)       1         (3)
                                         ____      ___       ____
Total                                    $ (1)     $ 8       $(13)
                                         ____      ___       ____
                                         ____      ___       ____

NOTE 6. INVESTMENTS IN JOINT VENTURES AND ALLIANCES: Investments in joint ventures and alliances at December 31 were as follows:

$ Millions                                2000         1999
__________                                ____         ____

Consolidated Diesel                       $ 66         $ 11
European Engine Alliance                    26           14
Tata Cummins                                18           22
Chongqing Cummins                           16           16
Dong Feng                                   16           10
Komatsu alliances                           16           18
Behr America                                14           15
Other                                       29           25
                                          ____         ____
                                          $201         $131
                                          ____         ____
                                          ____         ____


Summary financial information for the joint ventures and alliances was as follows:
                                                December 31,
$ Millions                             2000        1999        1998
__________                            ______      ______      ______
Net sales                             $1,531      $1,334      $1,245
Gross profit                             165         101          25
Net earnings (loss)                       12         (64)       (105)
Cummins' share                             6         (32)        (52)

Current assets                        $  415      $  302      $  527
Noncurrent assets                        555         485         613
Current liabilities                     (335)       (223)       (406)
Noncurrent liabilities                  (277)       (284)       (455)
                                       _____       _____       _____
Net assets                            $  358      $  280      $  279
                                       _____       _____       _____
                                       _____       _____       _____
Cummins' share                        $  201      $  131      $  136
                                       _____       _____       _____
                                       _____       _____       _____

In connection with various joint venture agreements, Cummins is required to purchase products from the joint ventures in amounts to provide for the recovery of specified costs of the ventures. Under the agreement with Consolidated Diesel, Cummins' purchases were $541 million in 2000 and $513 million in 1999.

NOTE 7.  BORROWINGS:  Long-term debt at December 31 was:

$ Millions                                         2000       1999
__________                                         ____       ____
7.125% debentures due 2028                         $249       $249
6.45% notes due 2005                                225        224
Commercial paper                                    112        168
5.65% debentures due 2098, net of unamortized
 discount of $39 (effective interest rate 7.48%)    125        125
6.25% notes due 2003                                125        125
6.75% debentures due 2027                           120        120
Guaranteed notes of ESOP Trust due 2010              58         61
Other                                                26         30
                                                  _____      _____
Total                                             1,040      1,102
Current maturities                                   (8)       (10)
                                                 ______     ______
Long-term debt                                   $1,032     $1,092
                                                 ______     ______
                                                 ______     ______

Maturities of long-term debt for the five years subsequent to December 31, 2000 are $8 million, $10 million, $133 million, $7 million and $232 million. At December 31, 2000 and 1999, the weighted-average interest rate on loans payable and current maturities of long-term debt approximated 7 percent and 6 percent, respectively.

The Company maintains a $500 million revolving credit agreement, maturing in 2003, under which there were no outstanding borrowings at December 31, 2000 or 1999. The revolving credit agreement supports the Company's commercial paper borrowings of $112 million at December 31, 2000 and $168 million at December 31, 1999. In February 1998, the Company issued $765 million face amount of notes and debentures under a $1 billion Registration Statement filed with the Securities and Exchange Commission in 1997. Net proceeds were used to finance the acquisition of Nelson and to pay down other indebtedness outstanding at December 31, 1997. The Company also has other domestic and international credit lines with approximately $135 million available at December 31, 2000.

The Company's debt agreements have several covenants which, among other restrictions, require maintenance of a certain level of net worth, place restrictions on the amount of additional debt the Company may incur and require maintenance of minimum leverage ratios.

In December 2000, the Company paid down certain borrowings with the proceeds from the sale of receivables in a securitization program.

At December 31, 2000 and 1999, loans payable included $139 million and $100 million, respectively, of notes payable to banks and $17 million and $13 million, respectively, of bank overdrafts.

The Company has guaranteed the outstanding borrowings of its ESOP Trust. Cash contributions to the Trust, together with the dividends accumulated on the common stock held by the Trust, are used to pay interest and principal. Cash contributions and dividends to the Trust approximated $9 million in each year. The unearned compensation, which is reflected as a reduction to shareholders' investment, represents the historical cost of the shares of common stock that have not yet been allocated by the Trust to participants.

NOTE 8. OTHER LIABILITIES: Other liabilities at December 31 included the following:

$ Millions                                             2000       1999
__________                                             ____       ____
Accrued retirement & post-employment benefits          $552       $511
Accrued product coverage & marketing expenses           170        175
Accrued compensation                                     51         42
Deferred income taxes                                    23          1
Other                                                    41         59
                                                        ___        ___
                                                       $837       $788
                                                        ___        ___
                                                        ___        ___

NOTE 9.  INCOME TAXES:  The provision for income taxes was as follows:

$ Millions                                 2000     1999      1998
_____________                              ____     ____      ____
Current:
 U.S. Federal and state                    $ 19     $ 43      $ 16
 Foreign                                     35       43        41
                                            ___      ___       ___
                                             54       86        57
                                            ___      ___       ___
Deferred:
 U.S. Federal and state                     (94)     (17)      (34)
 Foreign                                     21      (14)      (19)
                                            ___      ___       ___
                                            (73)     (31)      (53)
                                            ___      ___       ___
                                           $(19)    $ 55      $  4
                                            ___      ___       ___
                                            ___      ___       ___


Significant components of net deferred tax assets related to the following tax effects of differences between financial and tax reporting at December 31:

$ Millions                                                2000       1999
__________                                                ____       ____

Employee benefit plans                                    $276       $282
Product coverage & marketing expenses                      134        126
Restructuring charges                                       64         34
U.S. plant & equipment                                    (191)      (182)
Net foreign taxable differences, primarily plant
 and equipment                                             (19)         9
U.S. Federal carryforward benefits:
 Net operating loss, expiring 2020                          34          -
 Foreign tax credits, expiring 2005                          9          -
 General business tax credits, expiring 2009 to 2020        72         22
 Minimum tax credits, no expiration                         19         15
Other net differences                                        2         13
                                                          ____       ____
                                                          $400       $319
                                                          ____       ____
                                                          ____       ____
Balance Sheet Classification
____________________________
Current assets                                            $203       $210
Noncurrent assets                                          220        110
Noncurrent liabilities                                     (23)        (1)
                                                          ____       ____
                                                          $400       $319
                                                          ____       ____
                                                          ____       ____

The Company expects to realize all of its tax assets, including the use of all carryforwards, before any expiration.

Earnings before income taxes and differences between the effective tax rate and U.S. Federal income tax rate were:

$ Millions                                      2000      1999      1998
__________                                      ____      ____      ____
Earnings (loss) before income taxes:
  U.S.                                         $(136)     $232      $(21)
  Foreign                                        139       (11)       15
                                                ____      ____      ____
                                               $   3      $221      $ (6)
                                                ____      ____      ____
                                                ____      ____      ____

Tax at 35 percent U.S. statutory rate          $   1      $ 77      $ (2)
State taxes                                        1         3        (1)
Nondeductible special charges                      4         -         9
Nondeductible goodwill amortization                3         3         3
Research tax credits                             (11)      (15)      (10)
Foreign sales corporation benefits               (12)      (18)       (9)
Differences in rates and taxability of
 foreign subsidiaries                             (3)       10        15
All other, net                                    (2)       (5)       (1)
                                                ____      ____      ____
                                               $ (19)     $ 55      $  4
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

$ Millions
__________
Currency                        2000        1999
________                        ____        ____

British Pound                   $148        $120
Euro                              64          47
Australian Dollar                 20          19
Hong Kong Dollar                  11           8
Mexican Peso                       7           -
Japanese Yen                       5           7
Canadian Dollar                    3           3
Other                              2           2
                                ____        ____
                                $260        $206
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

Fair Value of Financial Instruments
Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total debt, including current maturities, at December 31, 2000, approximated $1,138 million. The carrying value at that date was $1,196 million. At December 31, 1999, the fair and carrying values of total debt, including current maturities, were $1,104 million and $1,215 million, respectively. The carrying values of all other receivables and liabilities approximated fair values.

NOTE 11. RETIREMENT PLANS: The Company has various contributory and noncontributory pension plans covering substantially all employees. Cummins common stock represented 9 percent of pension plan assets at December 31, 2000.

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

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for plans with accumulated benefit obligations in excess of plan assets were $697 million, $682 million and $558 million, respectively, as of December 31, 2000, and $651 million, $636 million and $513 million, respectively, as of December 31, 1999. The assumed long-term rate of compensation increase for salaried plans was
5.25 percent in 2000 and 1999. Other significant assumptions for the Company's principal plans were:

                                              Pension           Other
                                              Benefits         Benefits
                                            2000    1999     2000    1999
                                            ____    ____     ____    ____

Weighted-average discount rate              7.75%    7.5%    7.75%   7.5%
Long-term rate of return on plan assets     10.0%    9.0%

For measurement purposes a 7 percent annual increase in health care costs was assumed for 2001, decreasing gradually to 5.5 percent in five years and remaining constant thereafter.

Increasing the health care cost trend rate by 1 percent would increase the obligation by $48 million and annual expense by $4 million.
Decreasing the health care cost trend rate by 1 percent would decrease the obligation by $43 million and annual expense by $3 million.

The Company's net periodic benefit cost under these plans was as follows:

                                  Pension Benefits         Other Benefits
$ Millions                      2000    1999    1998    2000    1999    1998
____________                    ____    ____    ____    ____    ____    ____
Service cost                    $ 50    $ 53    $ 47    $  6    $  8    $  8
Interest cost                    126     116     123      46      40      44
Expected return on plan
 assets                         (161)   (161)   (153)      -       -       -
Amortization of transition
 asset                            (2)     (3)     (4)      -       -       -
Other                              9      12      12       3       4       3
                                ____    ____    ____    ____    ____    ____
                                $ 22    $ 17    $ 25    $ 55    $ 52    $ 55
                                ____    ____    ____    ____    ____    ____
                                ____    ____    ____    ____    ____    ____

                                          Pension Benefits    Other Benefits
$ Millions                                 2000     1999      2000     1999
__________                                ______   ______    ______   ______
Change in benefit obligation:
Benefit obligation at beginning of year   $1,865   $1,907    $  637   $  640
Service cost                                  50       53         6        8
Interest cost                                126      116        46       40
Plan participants' contributions               6        7         2        1
Amendments                                     3       14         -        -
Experience (gain) loss                        63     (103)       11      (21)
Benefits paid                               (122)    (119)      (37)     (31)
Other                                        (36)     (10)        -        -
                                           _____    _____     _____    _____
Benefit obligation at end of year         $1,955   $1,865    $  665   $  637
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____
Change in plan assets:
Fair value of plan assets at
 beginning of year                        $1,922   $1,692    $    -   $    -
Actual return on plan assets                 162      331         -        -
Employer contribution                         62       20        35       30
Plan participants' contributions               6        7         2        1
Benefits paid                               (122)    (119)      (37)     (31)
Other                                        (35)      (9)        -        -
                                           _____    _____     _____    _____
Fair value of plan assets at end of
 year                                     $1,995   $1,922    $    -   $    -
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____

Funded status                             $   40   $   57    $ (665)  $ (637)
Unrecognized:
 Experience (gain) loss (a)                  (41)    (103)       70       55
 Prior service cost (b)                       43       51       (12)     (12)
 Transition asset (c)                         (2)      (5)        -        -
                                           _____    _____     _____    _____
Net amount recognized                     $   40   $    -    $ (607)  $ (594)
                                           _____    _____     _____    _____
                                           _____    _____     _____    _____

Amounts recognized in the statement
 of financial position:
Prepaid benefit cost                      $  110   $  102    $    -   $    -
Accrued benefit liability                   (111)    (114)     (607)    (594)
Intangible asset                              38       12         -        -
Accumulated other comprehensive income         3        -         -        -
                                           _____    _____     _____    _____
Net amount recognized                     $   40   $    -    $ (607)  $ (594)
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

The Company repurchased 0.4 million shares on the open market at an aggregate purchase price of $16 million in 2000, 0.7 million shares on the open market at an aggregate purchase price of $34 million in 1999 and 0.4 million shares on the open market at an aggregate purchase price of $14 million in 1998. All of the acquired shares are held as common stock in treasury.

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

NOTE 14. EMPLOYEE STOCK PLANS: Under the Company's stock incentive and option plans, officers and other eligible employees may be awarded stock options, stock appreciation rights and restricted stock. Under the provisions of the stock incentive plan, up to one percent of the Company's outstanding shares of common stock at the end of the preceding year is available for issuance under the plan each year. At December 31, 2000, there were no shares of common stock available for grant and 2,319,080 options exercisable under the plans.

The Company accounts for stock options in accordance with APB Opinion No. 25 and related interpretations. No compensation expense has been recognized for stock options since the options have exercise prices equal to the market price of the Company's common stock at the date of grant.

                                   Number of    Weighted-average
Options                             Shares       exercise price
________                           _________    ________________

December 31, 1997                  1,920,850          46.08
 Granted                             703,660          45.34
 Exercised                           (54,075)         36.36
 Cancelled                           (27,425)         53.80
                                   _________

December 31, 1998                  2,543,010          48.08
 Granted                             886,900          39.74
 Exercised                          (196,500)         39.71
 Cancelled                           (40,275)         43.99
                                   _________
December 31, 1999                  3,193,135          46.65
 Granted                             938,750          34.39
 Exercised                           (11,900)         30.27
 Cancelled                          (114,355)         51.39
                                   _________
December 31, 2000                  4,005,630          44.43
                                   _________
                                   _________

Options outstanding at December 31, 2000 have exercise prices between $19.38 and $79.81 and a weighted-average remaining life of 6.8 years. The weighted-average fair value of options granted was $12.58 per share in 2000 and $13.76 per share in 1999. The fair value of each option was estimated on the date of grant using a risk-free interest rate of 6.5 percent in 2000 and 5.6 percent in 1999 and 1998, current annual dividends, expected lives of 10 years and expected volatility of 41 percent. A fair-value method of accounting for awards subsequent to January 1, 1998, would have resulted in an increase in compensation expense of $8 million, net of tax ($.20 per share) in 2000. $8 million, net of tax ($.20 per share) in 1999 and $8 million, net of tax ($.20 per share) in 1998.

NOTE 15. COMPREHENSIVE INCOME: Comprehensive income includes net income and all other non-owner changes in equity during a period.

The tax effect on other comprehensive income is as follows:
                                                                      Total
                            Foreign                      Minimum      Other
                           Currency      Unrealized      Pension      Compre-
                          Translation    Losses on      Liability     hensive
$ Millions                Adjustments    Securities    Adjustments    Income
__________                ___________    __________    ___________    ______
2000
____
Pre-tax amount               $(61)          $(4)          $ (3)       $ (68)
Tax benefit                     7             2              1           10
                             ____           ___           ____        _____
Net amount                   $(54)          $(2)          $ (2)       $ (58)
                             ____           ___           ____        _____
                             ____           ___           ____        _____
1999
____
Pre-tax amount               $  5           $(1)          $ 84        $  88
Tax benefit                    (1)            -            (29)         (30)
                             ____           ___           ____        _____
Net amount                   $  4           $(1)          $ 55        $  58
                             ____           ___           ____        _____
                             ____           ___           ____        _____
1998
____
Pre-tax amount               $(44)          $(1)          $(83)       $(128)
Tax benefit                     1             1             29           31
                             ____           ___           ____        _____
Net amount                   $(43)          $ -           $(54)       $ (97)
                             ____           ___           ____        _____
                             ____           ___           ____        _____


The components of accumulated other comprehensive income are as follows:

                                                                      Accum-
                                                                      ulated
                           Foreign                       Minimum      Other
                           Currency      Unrealized      Pension      Compre-
                          Translation    Losses on      Liability     hensive
$ Millions                Adjustments    Securities    Adjustments    Income
__________                ___________    __________    ___________    ______
2000
____
Balance at 12/31/97         $ (68)          $(1)          $ (1)       $ (70)
Change in 1998                (43)            -            (54)         (97)
                            _____           ___           ____        _____
Balance at 13/31/98          (111)           (1)           (55)        (167)
Change in 1999                  4            (1)            55           58
                            _____           ___           ____        _____
Balance at 12/31/99          (107)           (2)             -         (109)
Change in 2000                (54)           (2)            (2)         (58)
                            _____           ___           ____        _____
Balance at 12/31/00         $(161)          $(4)          $ (2)       $(167)
                            _____           ___           ____        _____
                            _____           ___           ____        _____

NOTE 16. SEGMENTS OF THE BUSINESS: The Company has three operating segments: Engine, Power Generation and Filtration and Other. The Engine segment produces engines and parts for sale to customers in automotive and industrial markets. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, rail and military. The Power Generation segment is the Company's power systems supplier, selling engines, generator sets and alternators and providing temporary power through rentals of generator sets. The Filtration and Other segment includes sales of filtration products, exhaust systems and turbochargers and sales from company-owned distributors.

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

Operating segment information is as follows:

$ Millions
__________                                  Power      Filtration
2000                             Engine   Generation   and Other     Total
____                             ______   __________   ___________   ______
Net sales                        $4,050     $1,395       $1,152      $6,597
Depreciation and amortization       151         47           42         240
Income (expense) from joint
 ventures and alliances               5          1            3           9
Earnings before interest, income
 taxes and special charges           24        103          122         249
Special charges                     131         19           10         160
Earnings (loss) before interest
 and income taxes                  (107)        84          112          89
Net assets                          799        521          892       2,212
Investment in joint
 ventures and alliances             163         26           12         201
Capital expenditures                143         46           39         228
1999
____
Net sales                        $4,225     $1,356       $1,058      $6,639
Depreciation and amortization       146         47           40         233
Income (expense) from joint
 ventures and alliances              (4)       (25)           1         (28)
Earnings before interest,
 income taxes and special
 charges                            182         52          122         356
Special charges                      18         42            -          60
Earnings before interest and
 income taxes                       164         10          122         296
Net assets                        1,015        553          868       2,436
Investment in joint
 ventures and alliances             112         11            8         131
Capital expenditures                130         49           36         215

1998
____
Net sales                        $3,982     $1,230       $1,054      $6,266
Depreciation and amortization       120         40           39         199
Income (expense) from joint
 ventures and alliances              (4)       (25)          (1)        (30)
Earnings before interest,
 income taxes and special
 charges                            136         25          121         282
Special charges                     165         50            2         217
Earnings (loss) before
 interest and income taxes          (29)       (25)         119          65
Net assets                          946        511          803       2,260
Investment in joint
 ventures and alliances             132          3            1         136
Capital expenditures                172         67           32         271
Additions to goodwill                12          2          370         384


Reconciliation to Consolidated Financial Statements:

                                             2000         1999        1998
                                             ____         ____        ____
Earnings before interest and income
 taxes for operating segments                $ 89         $296        $ 65
Interest expense                               86           75          71
Income tax expense (benefit)                  (19)          55           4
Minority interest                              14            6          11
                                             ____         ____        ____
Net earnings (loss)                          $  8         $160        $(21)
                                             ____         ____        ____
                                             ____         ____        ____

                                             2000         1999        1998
                                            ______       ______      ______

Net assets for operating segments           $2,212       $2,436      $2,260
Liabilities deducted in arriving
 at net assets                               1,846        1,922       1,926
Deferred tax assets not allocated
 to segments                                   423          320         334
Debt-related costs not allocated
 to segments                                    19           19          22
                                            ______       ______      ______
Total assets                                $4,500       $4,697      $4,542
                                            ______       ______      ______
                                            ______       ______      ______


Summary geographic information is listed below:
                                                         All
$ Millions               US         UK       Canada     Other      Total
__________             ______     ______     ______     ______     ______

2000
____
Net sales (a)          $3,775     $  382     $  418     $2,002     $6,597
Long-lived assets      $1,442     $  207     $    -     $  286     $1,935

1999
____
Net sales (a)          $4,064     $  400     $  473     $1,702     $6,639
Long-lived assets      $1,434     $  206     $    -     $  264     $1,904

1998
____
Net sales (a)          $3,595     $  389     $  459     $1,823     $6,266
Long-lived assets      $1,470     $  209     $    -     $  272     $1,951


(a) Net sales are attributed to countries based on location of customer.

Revenues from the Company's largest customer represent approximately $1.2 billion of the Company's net sales in 2000. These sales are included in the Engine and Filtration and Other segments.

NOTE 17. GUARANTEES, COMMITMENTS AND OTHER CONTINGENCIES: At December 31, 2000, the Company had the following minimum rental commitments for non-cancelable operating leases: $45 million in 2001, $37 million in 2002, $31 million in 2003, $22 million in 2004, $13 million in 2005 and $63 million thereafter. Rental expense under these leases approximated $79 million in 2000, $75 million in 1999 and $70 million in 1998.

Commitments under outstanding letters of credit, guarantees and contingencies at December 31, 2000, approximated $89 million.

Cummins and its subsidiaries are defendants in a number of pending legal actions, including actions related to use and performance of the Company's products. The Company carries product liability insurance covering significant claims for damages involving personal injury and property damage. In the event the Company is determined to be liable for damages in connection with actions and proceedings, the unreserved portion of such liability is not expected to be material. The Company also has been identified as a potentially responsible party at several waste disposal sites under U.S. and related state environmental statutes and regulations and has joint and several liability for any investigation and remediation costs incurred with respect to such sites. The Company denies liability with respect to many of these legal actions and environmental proceedings and is vigorously defending such actions or proceedings. The Company has established reserves that it believes are adequate for its expected future liability in such actions and proceedings where the nature and extent of such liability can be estimated reasonably based upon presently available information. The Company is working to comply with U.S. EPA regulations with respect to emissions which are scheduled to become more restrictive in 2002 and beyond.

NOTE 18.  QUARTERLY FINANCIAL DATA (unaudited):

$ Millions, except                 First   Second    Third   Fourth    Full
per share amounts                 Quarter  Quarter  Quarter  Quarter   Year
__________________                _______  _______  _______  _______  ______
2000
____
Net sales                         $1,648   $1,769   $1,572   $1,608   $6,597
Gross profit                         335      351      310      263    1,259
Net earnings (loss)                   42       61       25     (120)       8
Basic earnings (loss) per share   $ 1.09   $ 1.62   $  .66   $(3.16)  $  .20
Diluted earnings (loss) per share   1.09     1.62      .66    (3.16)     .20

1999
____
Net sales                         $1,505   $1,667   $1,631   $1,836   $6,639
Gross profit                         301      371      361      385    1,418
Net earnings                          24       58       53       25      160
Basic earnings per share          $  .63   $ 1.51   $ 1.37   $  .65   $ 4.16
Diluted earnings per share           .63     1.50     1.35      .65     4.13

Fourth quarter 2000 net earnings included restructuring, asset impairment and other special charges of $103 million, net of tax ($160 million pretax), or $2.71 per share.

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

CUMMINS ENGINE COMPANY, INC.



By     /s/T. Linebarger                   By     /s/R. C. Crane
       __________________________                _____________________
       T. Linebarger                             R. C. Crane
       Vice President and                        Vice President -
       Chief Financial Officer                   Corporate Controller
      (Principal Financial Officer)             (Principal Accounting
                                                 Officer)


Date:  March 1, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                   Title                              Date
__________                   _____                              ____


                             Director & Chairman and Chief
       *                     Executive Officer (Principal       March 1, 2001
________________________     Executive Officer)
(Theodore M. Solso)

       *
________________________     Director                           March 1, 2001
(Robert J. Darnall)

       *
________________________     Director                           March 1, 2001
(John M. Deutch)

       *
________________________     Director                           March 1, 2001
(W. Y. Elisha)

       *
________________________     Director                           March 1, 2001
(Hanna H. Gray)

       *
________________________     Director                           March 1, 2001
(James A. Johnson)

Signatures                   Title                              Date
__________                   _____                              ____



       *
________________________     Director                           March 1, 2001
(William I. Miller)

       *
________________________     Director                           March 1, 2001
(William  D. Ruckelshaus)

       *
________________________     Director                           March 1, 2001
(F. A. Thomas)

       *
________________________     Director                           March 1, 2001
(J. Lawrence Wilson)





By     /s/M. R. Gerstle
       ________________
       M. R. Gerstle
       Attorney-in-fact

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

3(b) By-laws of Cummins Engine Company, Inc., as amended and restated February 9, 1999 and filed herewith.

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