Form 10-Q
period 2001-06-24
CUMMINS ENGINE CO INC
filed 2001-08-07
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

CUMMINS INC.

          For the Quarter Ended June 24, 2001            Commission File Number 1-4949

                                Indiana                                                       35-0257090
               (State or Other Jurisdiction of                  (IRS Employer Identification No.)
               Incorporation or Organization)

               500 Jackson Street, Box 3005                                   47202-3005
                     Columbus, Indiana                                               (Zip Code)
       (Address of Principal Executive Offices)

                                                                   812-377-5000
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

As of June 24, 2001, the number of shares outstanding of the registrant's only class of common stock was 41.3 million.

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Earnings for the Second Quarter and First Half Ended June 24, 2001 and June 25, 2000	3
	Consolidated Statement of Financial Position at June 24, 2001 and December 31, 2000	4
	Consolidated Statement of Cash Flows for the First Half Ended June 24, 2001 and June 25, 2000	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations, Cash Flow and Financial Condition	10

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
	Index to Exhibits	16

CUMMINS INC.
CONSOLIDATED STATEMENT OF EARNINGS
FOR THE SECOND QUARTER AND FIRST HALF
ENDED JUNE 24, 2001 AND JUNE 25, 2000
Uaudited
	Second Quarter		First Half
Millions, except per share amounts	2001	2000	2001	2000
Net sales	$1,461	$1,769	$2,810	$3,417
Cost of goods sold	1,192	1,418	2,309	2,731
Gross profit	269	351	501	686
Selling and administrative expenses	183	190	366	384
Research and engineering expenses	58	59	111	118
Net income from joint ventures and alliances	(3)	(3)	(5)	(4)
Interest expense	23	21	46	40
Other (income) expense, net	-	(2)	4	-
Restructuring, asset impairment and other special charges	125	-	125	-
Earnings (loss) before income taxes	(117)	86	(146)	148
(Benefit) provision for income taxes	(39)	22	(46)	39
Minority interest	4	3	8	6
Net earnings (loss)	$ (82) =====	$ 61 ======	$ (108) ======	$ 103 ======
Basic earnings (loss) per share	$(2.14)	$ 1.62	$ (2.82)	$ 2.71
Diluted earnings (loss) per share	(2.14)	1.62	(2.82)	2.70
Cash dividends declared per share	.30	.30	.60	.60

CUMMINS INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
Unaudited

Millions, except per share amounts	June 24, 2001	Dec. 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 104	$ 62
Receivables, net of allowance of $8	849	724
Inventories	711	770
Other current assets	278	274
	1,942	1,830
Investments and other assets	350	338
Property, plant and equipment less accumulated depreciation of $1,622 and $1,598	1,434	1,598
Goodwill, net of amortization of $46 and $42	348	354
Other intangibles, deferred taxes and deferred charges	378	380
Total assets	$4,452 =====	$4,500 =====
Liabilities and shareholders' investment
Current liabilities:
Loans payable	$ 22	$ 156
Current maturities of long-term debt	8	8
Accounts payable	430	388
Other current liabilities	690	671
	1,150	1,223
Long-term debt	915	1,032
Other liabilities	842	837
Minority interest	82	72
Company-obligated mandatory redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of the parent	292	-
Shareholders' investment:
Common stock, $2.50 par value, 48.5 and 48.6 shares issued	121	122
Additional contributed capital	1,130	1,137
Retained earnings	586	718
Accumulated other comprehensive income	(201)	(167)
Common stock in treasury, at cost, 7.2 shares	(290)	(290)
Common stock held in trust for employee benefit plans 3.0 and 3.1 shares	(145)	(151)
Unearned compensation (ESOP)	(30)	(33)
	1,171	1,336
Total liabilities and shareholders' investment	$4,452 ======	$4,500 ======

CUMMINS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
	First Half Ended
Millions	June 24, 2001	June 25, 2000
Cash flows from operating activities:
Net earnings (loss)	$ (108)	$ 103
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	118	117
Restructuring actions	111	(5)
Accounts receivable	(145)	(144)
Inventories	37	(38)
Accounts payable and accrued expenses	80	55
Income taxes payable	(50)	(5)
Equity in losses of joint ventures and alliances	3	4
Other	11	(28)
Total adjustments	165	(44)
Net cash provided by operating activities	57	59
Cash flows from investing activities:
Property, plant and equipment:
Additions	(122)	(84)
Disposals	121	16
Investments in joint ventures and alliances	(19)	(36)
Acquisition and disposition of businesses	1	(35)
Other	1	-
Net cash used in investing activities	(18)	(139)
Net cash flows provided by (used in) operating and investing activities	39	(80)
Cash flows from financing activities:
Proceeds from borrowings	-	168
Payments on borrowings	(6)	(7)
Net payments under short-term credit agreements	(247)	(40)
Repurchases of common stock	-	(16)
Dividend payments	(25)	(25)
Issuance of mandatory redeemable preferred securities	292	-
Other	(10)	1
Net cash provided by financing activities	4	81
Effect of exchange rate changes on cash	(1)	(1)
Net change in cash and cash equivalents	42	-
Cash and cash equivalents at the beginning of the year	62	74
Cash and cash equivalents at the end of the first half	$ 104 =====	$ 74 =====

CUMMINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.  Accounting Policies:  The Consolidated Financial Statements for the interim periods ended June 24, 2001 and June 25, 2000 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K.  Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.  Inventory values at interim reporting dates are based upon estimates of the annual adjustments for taking physical inventory and for the change in cost of LIFO inventories.

Note 2.  Income Taxes:  Income tax expense is reported during the interim reporting periods on the basis of the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.

Note 3.  Earnings per Share:  Basic earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net earnings by the weighted-average number of shares, assuming the exercise of stock options and conversion of mandatorily redeemable preferred securities when the effect of their exercise is dilutive.  Shares of stock held by the employee benefits trust are not included in outstanding shares for EPS until distributed from the trust.

	Second Quarter		First-Half
	Net	Weighted	Net		Weighted
Millions, except per	Earnings	Average	Per-Share	Earnings	Average	Per-Share
share amounts	(Loss)	Shares	Amount	(Loss)	Shares	Amount
2001
Basic	$ (82)	38.2	$ (2.14)	$ (108)	38.2	$ (2.82)
Options	-	-		-	-
Preferred securities	-	-		-	-
Diluted	$ (82) =====	38.2 ====	$ (2.14)	$ (108) =====	38.2 ====	$ (2.82)
2000
Basic	$ 61	38.1	$ 1.62	$ 103	38.2	$ 2.71
Options	-	-		-	-
Diluted	$ 61 ====	38.1 ====	$ 1.62	$ 103 =====	38.2 ====	$ 2.70

Note 4.  Comprehensive Income:  Comprehensive income, which includes net income (loss) and all other non-owner changes in equity during a period, is as follows:
	Second Quarter Ended	First Half Ended
Millions	June 24, 2001	June 25, 2000	June 24, 2001	June 25, 2000
Net income (loss)	$ (82)	$ 61	$ (108)	$ 103
Unrealized gain on securities	3	1	3	-
Unrealized loss on derivatives	(1)	-	(1)	-
Translation loss, net of tax	(11)	(35)	(36)	(49)
Comprehensive income (loss)	$ (91) ====	$ 27 ====	$ (142) =====	$ 54 ====

Note 5.  Segment Information:  Operating segment information is as follows:

		Power	Filtration
Millions	Engine	Generation	And Other	Total
Second Quarter Ended June 24, 2001
Net sales	$ 786	$ 384	$ 291	$1,461
Earnings (loss) before interest, income taxes and special charges	(24)	32	23	31
Special charges	118	5	2	125
Earnings (loss) before interest and income taxes	(142)	27	21	(94)
Net assets	1,050	421	854	2,325
Second Quarter Ended June 25, 2000
Net sales	$1,107	$ 368	$ 294	$1,769
Earnings before interest and income taxes	42	30	35	107
Net assets	1,160	578	845	2,583
First Half Ended June 24, 2001
Net sales	$1,554	$ 693	$ 563	$2,810
Earnings (loss) before interest, income taxes and special charges	(58)	40	43	25
Special charges	118	5	2	125
Earnings (loss) before interest and income taxes	(176)	35	41	(100)
First Half Ended June 25, 2000
Net sales	$2,152	$ 697	$ 568	$3,417
Earnings before interest and income taxes	70	53	65	188

Reconciliation to Consolidated Financial Statements:
	Second Quarter Ended
Millions	June 24, 2001	June 25, 2000
Earnings (loss) before interest and income taxes for reportable segments	$ (94)	$ 107
Interest expense	23	21
Income tax (benefit) expense	(39)	22
Minority interest	4	3
Net earnings (loss)	$ (82) =====	$ 61 =====
Net assets for reportable segments	$2,583	$2,583
Sold accounts receivable included in segment net assets	116	-
Liabilities deducted in arriving at net assets	1,311	1,971
Deferred tax assets not allocated to segments	423	320
Debt-related costs not allocated to segments	19	19
Total assets	$4,452 =====	$4,893 =====
	First Half Ended
Millions	June 24, 2001	June 25, 2000
Earnings (loss) before interest and income taxes for reportable segments	$ (100)	$ 188
Interest expense	46	40
Income tax (benefit) expense	(46)	39
Minority interest	8	6
Net earnings (loss)	$ (108) =====	$ 103 ====

Note 6.  Restructuring, Asset Impairment and Other Special Charges:  The second quarter 2001 results included charges of $125 million ($84 million after tax, or $2.20 per share) reflecting restructuring actions, asset impairments and other activities largely focused in the Engine Business.  These actions were taken in response to the downturn in the North American heavy-duty truck market and related conditions.  The charges include $110 million attributable to the termination of the development of a new engine platform, $14 million attributable to employee severance actions and $1 million attributed to the divestiture of a small business operation.

Of the $125 million charge, $118 million was associated with the Engine Business, $5 million to the Power Generation Business and $2 million to the Filtration Business and Other.

The asset impairment charge of $110 million, calculated in accordance with SFAS No. 121, was for equipment, tooling and related investment supporting an engine development program cancelled during the quarter.  The charge includes the investment in equipment in house as well as cancellation charges with equipment suppliers for equipment on order.  The expected recovery value for equipment to be disposed of was based upon the estimated salvage value and was netted against the charge.

Workforce reduction actions included overall cutbacks in staffing levels plus the impact of divesting of a small operation.  Restructuring charges for workforce reductions included the severance costs and related benefits of terminating 400 salaried employees and 150 hourly employees.  Costs for workforce reductions were based on amounts pursuant to benefit programs or statutory requirements of the affected operations.

The restructuring actions will be completed in 2001 and 2002, with the majority of the cash outlays in 2001.  Of the total charges associated with the restructuring activities, net cash outlays will approximate $50 million.  The associated annual savings are estimated at $35 million upon completion of the actions.  Approximately $56 million, primarily related to the write-down of the impaired equipment, has been charged to the restructuring liabilities as of June 24, 2001.  Activity in the major components of these charges is as follows:
	Original	Charges	Balance
$ Millions	Provision	2001	June 24, 2001
Asset impairment - engine development program	$110	$ (56)	$ 54
Workforce reductions	14	-	14
Exit costs	1	-	1
	$125 ====	$ (56) =====	$ 69 ====

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

The Company is continuing the restructuring plan implemented in the fourth quarter of 2000.  As of June 24, 2001, approximately $93 million has been charged against the restructuring provisions.

Activity in the major components of these charges is as follows:
	Original	Charges		Balance
$ Millions	Provision	2000	2001	June 24, 2001
Workforce reductions	$ 42	$ (5)	$ (10)	$ 27
Impairment of software	30	(30)	-	-
Impairment of equipment and other assets	72	(38)	(5)	29
Exit costs	16	-	(5)	11
	$160 ====	$ (73) ====	$ (20) =====	$ 67 ====

The Company is concluding the restructuring plan implemented in the third quarter of 1998.  As of June 24, 2001, the remaining balance associated with the 1998 restructuring plan is $12 million.  The remaining actions to be completed consist primarily of the payment of severance commitments to terminated employees in 2001 and the remaining payment to the Environmental Protection Agency of $8 million in July 2001.

Note 7.  Goodwill:  Effective January 1, 2002, the Company will adopt SFAS No. 142, a new accounting pronouncement on goodwill and other intangible assets.  Under this rule, amortization of goodwill will cease, and the Company will conduct benchmark assessments of existing goodwill for impairment using a fair-value-based approach within six months of adoption.  Goodwill amortization of $3 million and $6 million was recorded in the second quarter and the first half ended June 24, 2001, respectively, in advance of implementing the new accounting rule.  The Company cannot anticipate the conclusions from the benchmark assessment at this time.

Note 8.  Sale and Leaseback:  In the second quarter of 2001, the Company entered into a sale and leaseback transaction for certain heavy-duty engine manufacturing equipment.  Proceeds from the transaction were $119 million, compared to the equipment net book value of $104 million.  The $15 million gain will be deferred for the entire lease term due to a residual value guarantee by the Company.

Note 9.  Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of the Parent:  In June 2001, Cummins Capital Trust I (the "Trust"), a wholly-owned subsidiary trust of the Company, issued 6 million shares of 7% convertible quarterly income preferred securities (the "Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation value of $300 million).  The Preferred Securities represent an undivided beneficial ownership interest in the assets of the Trust.  The payment of distributions out of assets held by the Trust and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company to the extent the Trust has assets available therefor.  This guarantee, when taken together with the Company's obligations under the indenture pursuant to which the Debentures (defined below) were issued, the Debentures, and the Company's obligations under the Trust Agreement, provides a full, irrevocable and unconditional guarantee of all of the Trust's obligations under the Preferred Securities.

Proceeds from the issuance of the Preferred Securities were invested in 7% Convertible Subordinated Debentures (the "Debentures") due June 15, 2031 issued by the Company.  The Trust exists solely to issue the Preferred Securities and its own common securities and to invest the proceeds therefrom in the Debentures, which is its sole asset.

Each of the Preferred Securities and the related Debentures are convertible at the option of the holder into shares of the Company's common stock at the rate of 1.0519 shares per Preferred Security (equivalent to a conversion price of $47.53 per share of Company common stock).  The Trust will only convert Debentures pursuant to a notice of conversion by a holder of Preferred Securities.

Holders of the Preferred Securities are entitled to receive preferential cumulative cash distributions at an annual rate of 7% accruing from the date of original issue, commencing September 15, 2001, and payable quarterly in arrears thereafter.  The distribution rate and the distribution dates for the Preferred Securities will correspond to the interest rate and interest payment dates on the Debentures.  The Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters.  If the Company defers interest payments on the Debentures, the Trust will defer distributions on the Preferred Securities for a corresponding period.  In this case, distributions on the Preferred Securities will continue to accrue, and the Company will not be permitted to declare or pay any cash distributions with respect to its capital stock or debt securities that rank equally with or junior to the Debentures.

Subject to certain restrictions, the Preferred Securities are redeemable at par value at the Trust's option upon any redemption by the Company of the Debentures after June 15, 2006.  Upon repayment at maturity of the Debentures or as a result of the acceleration of the Debentures upon the occurrence of a default, the Preferred Securities are subject to mandatory redemption.

CUMMINS INC
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS, CASH FLOW AND FINANCIAL CONDITION

Overview

Net sales were $1.46 billion in the second quarter of 2001, a decrease of 17 percent from the second quarter of 2000.  Earnings before interest and taxes in the second quarter of 2001 were $31 million, or 2.1 percent of sales, excluding a $125 million pretax charge in connection with certain restructuring actions and asset impairment write-downs.  This compares to earnings before interest and taxes of $107 million, or 6.0 percent of sales, in the second quarter of 2000.  As reported, net earnings were a loss of $82 million, or $(2.14) per share, compared to net earnings of $61 million, or $1.62 per share, in the second quarter of 2000.  Net earnings for the first half of 2001, excluding the charge, were a loss of $24 million, or $(.62) per share.  As reported, net earnings for the first half of 2001 were a loss of $108 million, or $(2.82) per share, compared to earnings of $103 million, or $2.70 per share, in the first half of 2000.

Results of Operations

          Net Sales:

The Engine Business had lower sales in the second quarter of 2001 than in the year-ago quarter.  The Power Generation Business sales were modestly higher.  The Filtration Business and Other sales were virtually flat compared to a year ago.  The Company's sales for each of its key businesses during the comparative periods were:

	Second Quarter		First Half
$ Millions	2001	2000	2001	2000
Engine Business	$ 786	$1,107	$1,554	$2,152
Power Generation Business	384	368	693	697
Filtration Business and Other	291	294	563	568
	$1,461 =====	$1,769 =====	$2,810 =====	$3,417 =====

          Engine Business:

In the second quarter of 2001, Engine Business revenues of $786 million decreased 29 percent as compared to the second quarter of 2000, primarily due to declines in the North American automotive markets.  Engine unit shipments for the comparative periods were as follows:
	Second Quarter		First Half
Unit Shipments	2001	2000	2001	2000
Midrange Engines	66,500	89,100	124,800	168,000
Heavy-duty Engines	14,400	25,800	29,000	53,200
High-horsepower Engines	2,800	3,000	5,600	5,500
	83,700 ======	117,900 =======	159,400 ======	226,700 =======

          Automotive Markets:

Sales of $533 million in the second quarter of 2001 for automotive markets were 34 percent lower than the second quarter of 2000.  Heavy-duty truck revenues as a whole were down 41 percent compared to the second quarter of 2000, with engine unit shipments in North America down 57 percent while unit shipments to the rest of the world were down 36 percent.

Medium-duty truck and bus revenues decreased 19 percent from the second quarter of 2000.  Medium-duty truck engine shipments were down 31 percent in North America, while international shipments were down 16 percent due to market weakness in Turkey and Latin America.  Bus engine shipments were down 17 percent in North America and up 31 percent in international markets, with significant growth in India.

Revenues of the light-duty automotive and recreational vehicle business were 34 percent lower than the second quarter of 2000.  In the second quarter of 2001, Cummins shipped 21,000 engines to DaimlerChrysler, 35 percent lower than in the second quarter of 2000.  Shipments for the recreational vehicle markets were down 29 percent, reflecting weakness in the U. S. economy.

          Industrial and Other Markets:

Sales to mining and rail markets were flat compared to the second quarter of 2000.  Revenues in the mining segment were down 2 percent from the second quarter of 2000, reflecting market share gains in a weak market.  Second quarter sales to the rail sector were up 18 percent from the second quarter of 2000, primarily as a result of strong sales in Europe.

Sales to the construction, marine and agriculture markets were 19 percent lower than in the second quarter of 2000.  Worldwide sales in the construction equipment market were down 22 percent from the second quarter of 2000 with unit shipments of engines in North America down 36 percent, and shipments of engines to international markets down 14 percent.  Revenues in the marine markets were down 16 percent, while sales to the agricultural equipment market were up 13 percent.

          Power Generation Business:

In the second quarter of 2001, sales for the Company's Power Generation Business of $384 million increased 4 percent compared to the second quarter of 2000.  The higher revenues resulted from growth in North and South America and Europe.  The power shortage in Brazil has produced increased demand for power generation equipment.  The North American rental business was strong in the second quarter of 2001, which helped offset the continued impact of the North American economic slowdown on the recreational vehicle market and the telecommunications sector.  Genset revenues were up 9 percent from a year ago as the change in genset mix to higher kW units offset volume declines.  Alternator revenues were up 7 percent from a year ago, while mobile/recreational vehicle revenues were down 10 percent.  Sales of engines to other genset original equipment manufacturers were essentially flat compared to the second quarter of 2000.

         Filtration Business and Other:

Filtration Business and Other sales of $291 million in the second quarter of 2001 were essentially unchanged compared to the second quarter of 2000.  Within the filtration business, sales decreased 6 percent compared to the second quarter of 2000 due to reductions in demand from North American on-highway and off-highway original equipment manufacturers.  Sales to European original equipment manufacturers were also down year over year.  Second quarter sales at company-owned distributors were up 7 percent, resulting largely from sales at international distributors acquired since second quarter 2000.  Sales at the Holset turbocharger business also increased from a year ago, with significant market share gains in Europe and China.

          International Markets:

In total, international markets represented 46 percent of the Company's revenues in the second quarter of 2001.  International sales in total were down 7 percent from the second quarter of 2000.  The predominant reason for the decline in international sales from a year ago was from heavy-duty truck production in Canada and Mexico.  All other international markets remain relatively stable to modestly lower compared to a year ago.  Sales to Europe and the CIS, representing 15 percent of the Company's sales in the second quarter of 2001, were 3 percent lower than the prior year's quarter.  Business in Mexico, Brazil and Latin America represented 8 percent of sales in the second quarter of 2001, with revenues 8 percent lower than the year-ago levels.  Asia and Australian markets, in total, represented 15 percent of sales in the second quarter of 2001, decreasing 3 percent from the prior year's quarter.  Sales to Canada, representing 6 percent of sales in the second quarter of 2001, were 25 percent lower than the second quarter of 2000.

          Gross Margin:

The Company's gross margin percentage was 18.4 percent in the second quarter of 2001, compared to 19.8 percent in the prior year's quarter.  The decreased margin in 2001 was due to unabsorbed manufacturing costs due to the lower volumes and the impact of exchange rates from currencies in which the Company had significant sales.  Most significant was the Brazilian Real, which depreciated over 20 percent from a year ago.

          Operating Expenses:

Selling and administrative expenses as a percent of sales were 12.5 percent in the second quarter of 2001, compared to 10.7 percent in the second quarter of 2000, while expenses in absolute dollars decreased $7 million.  Research and engineering expenses were 4.0 percent of sales in the second quarter of 2001 compared to 3.3 percent in the second quarter of 2000, while expenses in absolute dollars decreased $1 million.

The Company's income from joint ventures and alliances of $3 million in the second quarter of 2001 equaled income of $3 million in the second quarter of 2000.

          Other:

Interest expense was $23 million in the second quarter of 2001, compared to $21 million in the second quarter of 2000, due to increased levels of borrowings.  Other expense increased $2 million from last year's quarter, as a one-time gain from the second quarter of 2000 was not repeated in the second quarter of 2001.

          Restructuring, Asset Impairment and Other Special Charges:

The second quarter 2001 results included charges of $125 million ($84 million after tax, or $2.20 per share) reflecting restructuring actions, asset impairments and other activities largely focused in the Engine Business.  These actions were taken in response to the downturn in the North American heavy-duty truck market and related conditions.  The charges include $110 million attributable to the termination of the development of a new engine platform, $14 million attributable to employee severance actions and $1 million attributed to the divestiture of a small business operation.

Of the $125 million charge, $118 million was assigned to the Engine Business, $5 million to the Power Generation Business and $2 million to the Filtration Business and Other.

The asset impairment charge of $110 million, calculated in accordance with SFAS No. 121, was for equipment, tooling and related investment supporting an engine development program cancelled during the quarter.  The charge includes the investment in equipment in house as well as cancellation charges with equipment suppliers for equipment on order.  The expected recovery value for equipment to be disposed of was based upon the estimated salvage value and was netted against the charge.

Workforce reduction actions included overall cutbacks in staffing levels plus the impacts of divesting of a smaller operation.  Restructuring charges for workforce reductions included the severance costs and related benefits of terminating 400 salaried employees and 150 hourly employees.  Costs for workforce reductions were based on amounts pursuant to benefit programs or statutory requirements of the affected operations.

The restructuring actions will be completed in 2001 and 2002 with the majority of the cash outlays in 2001.  Of the total charges associated with the restructuring activities, cash outlays will approximate $50 million.  The associated annual savings are estimated at $35 million upon completion of the actions.  Approximately $56 million, primarily related to the write-down of the impaired equipment, has been charged to the restructuring liabilities as of June 24, 2001.

    Provision for Income Taxes:

The Company's income tax provision in the second quarter of 2001 was a benefit of $39 million, reflecting an estimated effective tax rate of 25 percent for the year from operations and an effective tax rate of 33 percent from special charges.

Cash Flow and Financial Condition

Key elements of cash flows were:
	First Half
$ Millions	2001	2000
Net cash provided by operating activities	$ 57	$ 59
Net cash used in investing activities	(18)	(139)
Net cash provided by financing activities	4	81
Effect of exchange rate changes on cash	(1)	(1)
Net change in cash and cash equivalents	$ 42 ===	$ - ===

In the first half of 2001, net cash provided by operating activities was $57 million.  The Company's losses were offset by the non-cash effect of depreciation and amortization.  Increases in accounts receivable and decreases in income taxes payable were partially offset by decreases in inventory and increases in accounts payable and accrued expenses.  The Company is funding the cash requirements for restructuring actions using cash generated from operations, with the majority of the cash requirement expected to occur in 2001.  Net cash used in investing activities included $122 million of planned capital expenditures and $19 million related to investments and advances in joint ventures and alliances, offset by $119 million inflow related to a sale/leaseback of manufacturing equipment.  Net cash provided by financing activities in the first half of 2001 included net proceeds from the issue of mandatorily redeemable preferred securities of $292 million used primarily to reduce short-term credit agreements of $247 million and for dividend payments of $25 million.

          Environmental Compliance:

The Company's products are subject to extensive global statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions.  The Company's engines comply with emissions standards established by all regulatory agencies around the world where the Company sells its products.  Emissions standards imposed in the U.S. by the Environmental Protection Agency (EPA) are among the more significant standards to which the Company is subject.  In 1998, the Company and other heavy-duty diesel engine manufacturers entered into a Consent Decree with the EPA, the U.S. Department of Justice (DOJ) and the California Air Resources Board regarding diesel engine emissions, imposing standards for lower emissions beginning in October 2002.  In June 2001, the EPA and DOJ reaffirmed the U.S. government's intention to enforce the terms of the Consent Decrees entered into in 1998.  The Company confirmed that it would meet the Consent Decree deadlines.  In addition, the Company expects to meet emissions standards for all markets in which the Company chooses to participate.  In the event that the Company failed to comply with such standards, it could result in adverse effects on future financial results.

FORWARD-LOOKING STATEMENTS

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

(a)   See the Index to Exhibits on page 16 for a list of exhibits filed herewith.

(b)   The Company filed a Form 8-K Other Event on June 4, 2001, to report the
        Company's plan to issue mandatorily redeemable convertible preferred securities.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMMINS INC.

By:    /s/Robert C. Crane
          Robert C. Crane
          Vice President - Corporate Controller
          (Chief Accounting Officer)                                                            August 6, 2001

CUMMINS INC.
INDEX TO EXHIBITS

4.1	Indenture (filed herewith)
4.2	Amended and Restated Trust Agreement (filed herewith)
4.3	Guarantee Agreement (filed herewith)