Form 10-Q
period 2001-09-23
CUMMINS INC
filed 2001-11-05
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

CUMMINS INC.

     For the Quarter Ended September 23, 2001            Commission File Number 1-4949

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

As of September 23, 2001, the number of shares outstanding of the registrant's only class of common stock was 41.3 million.

TABLE OF CONTENTS

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Statement of Earnings for the Third Quarter and Nine Months Ended September 23, 2001 and September 24, 2000	3
	Consolidated Statement of Financial Position at September 23, 2001 and December 31, 2000	4
	Consolidated Statement of Cash Flows for the Nine Months Ended September 23, 2001 and September 24, 2000	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations, Cash Flow and Financial Condition	11

PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16

CUMMINS INC.
CONSOLIDATED STATEMENT OF EARNINGS
FOR THE THIRD QUARTER AND NINE MONTHS
ENDED SEPTEMBER 23, 2001 AND SEPTEMBER 24, 2000
Uaudited
	Third Quarter		Nine Months
Millions, except per share amounts	2001	2000	2001	2000
Net sales	$1,408	$1,572	$4,218	$4,989
Cost of goods sold	1,153	1,262	3,462	3,993
Gross profit	255	310	756	996
Selling and administrative expenses	177	195	543	579
Research and engineering expenses	53	62	164	180
Net income from joint ventures and alliances	(2)	(3)	(7)	(7)
Interest expense	15	22	61	62
Other (income) expense, net	(3)	(5)	1	(5)
Restructuring, asset impairment and other special charges	-	-	125	-
Earnings (loss) before income taxes	15	39	(131)	187
Provision (benefit) for income taxes	2	9	(44)	48
Minority interest	4	5	12	11
Preferred dividends on mandatorily redeemable preferred securities	6	-	6	-
Net earnings (loss)	$ 3 ====	$ 25 =====	$ (105) ======	$ 128 ======
Basic earnings (loss) per share	$ .08	$ .66	$ (2.74)	$ 3.36
Diluted earnings (loss) per share	.08	.66	(2.74)	3.36
Cash dividends declared per share	$ .30	$ .30	$ .90	$ .90

CUMMINS INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION *
Millions, except per share amounts	Sept. 23, 2001	Dec. 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 115	$ 62
Receivables, net of allowance of $8	778	724
Inventories	743	770
Other current assets	319	274
	1,955	1,830
Investments and other assets	336	338
Property, plant and equipment less accumulated depreciation of $1,649 and $1,598	1,416	1,598
Goodwill, net of amortization of $49 and $42	345	354
Other intangibles, deferred taxes and deferred charges	376	380
Total assets	$4,428 =====	$4,500 =====
Liabilities and shareholders' investment
Current liabilities:
Loans payable	$ 54	$ 156
Current maturities of long-term debt	8	8
Accounts payable	423	388
Other current liabilities	632	671
	1,117	1,223
Long-term debt	920	1,032
Other liabilities	837	837
Minority interest	81	72
Company-obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of the parent	291	-
Shareholders' investment:
Common stock, $2.50 par value, 48.5 and 48.6 shares issued	121	122
Additional contributed capital	1,132	1,137
Retained earnings	577	718
Accumulated other comprehensive income	(186)	(167)
Common stock in treasury, at cost, 7.2 shares	(289)	(290)
Common stock held in trust for employee benefit plans, 3.0 and 3.1 shares	(143)	(151)
Unearned compensation (ESOP)	(30)	(33)
	1,182	1,336
Total liabilities and shareholders' investment	$4,428 ======	$4,500 ======

*Unaudited except for December 31, 2000 amounts

CUMMINS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
	Nine Months Ended
Millions	Sept. 23, 2001	Sept. 24, 2000
Cash flows from operating activities:
Net earnings (loss)	$ (105)	$ 128
Adjustments to reconcile net earnings (loss) to net cash from operating activities:
Depreciation and amortization	175	180
Restructuring and other non-recurring actions	68	(16)
Accounts receivable	6	(115)
Decrease in sale of receivables program	(76)	-
Inventories	8	(28)
Accounts payable and accrued expenses	13	(47)
Income taxes payable	(63)	(24)
Equity in losses of joint ventures and alliances	5	7
Other	26	(11)
Total adjustments	162	(54)
Net cash provided by operating activities	57	74
Cash flows from investing activities:
Property, plant and equipment:
Additions	(158)	(130)
Disposals	140	10
Investments in joint ventures and alliances	(22)	(76)
Acquisition and disposition of businesses	14	(42)
Other	1	-
Net cash used in investing activities	(25)	(238)
Net cash flows provided by (used in) operating and investing activities	32	(164)
Cash flows from financing activities:
Proceeds from borrowings	-	226
Payments on borrowings	(7)	(8)
Net (payments) borrowings under short-term credit agreements	(215)	22
Repurchase of common stock	-	(16)
Dividend payments	(37)	(37)
Issuance of mandatorily redeemable preferred securities	291	-
Other	(10)	(1)
Net cash provided by financing activities	22	186
Effect of exchange rate changes on cash	(1)	(2)
Net change in cash and cash equivalents	53	20
Cash and cash equivalents at the beginning of the year	62	74
Cash and cash equivalents at the end of the quarter	$ 115 =====	$ 94 =====

CUMMINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.  Accounting Policies:  The Consolidated Financial Statements for the interim periods ended September 23, 2001 and September 24, 2000 have been prepared in accordance with the accounting policies described in the Company's Annual Report to Shareholders and Form 10-K.  Management believes the statements include all adjustments of a normal recurring nature necessary to present fairly the results of operations for the interim periods.  Inventory values at interim reporting dates are based upon estimates of the adjustments for annual physical inventory and for the change in cost of LIFO inventories.

Note 2.  Income Taxes:  Income tax expense during interim reporting periods is based upon the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.

Note 3.  Earnings per Share:  Basic earnings per share of common stock are computed by dividing net earnings by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed by dividing net earnings by the weighted-average number of shares, assuming the exercise of stock options and conversion of mandatorily redeemable preferred securities when the effect of their exercise is dilutive.  Shares of stock held by the employee benefits trust are not included in outstanding shares for EPS computation until distributed from the trust.

	Third Quarter		Nine Months
		Weighted	Net		Weighted
Millions, except per	Net	Average	Per-Share	Earnings	Average	Per-Share
share amounts	Earnings	Shares	Amount	(Loss)	Shares	Amount
2001
Basic	$ 3	38.2	$ .08	$ (105)	38.2	$ (2.74)
Options	-	.3		-	-
Preferred securities	-	-		-	-
Diluted	$ 3 ====	38.5 ====	$ .08	$ (105) =====	38.2 ====	$ (2.74)
2000
Basic	$ 25	38.2	$ .66	$ 128	38.2	$ 3.36
Options	-	-		-	-
Diluted	$ 25 ====	38.2 ====	$ .66	$ 128 =====	38.2 ====	$ 3.36

Note 4.  Comprehensive Income:  Comprehensive income, net of tax, which includes net earnings (loss) and all other non-owner changes in equity, is as follows:
	Third Quarter Ended	Nine Months Ended
Millions	Sept. 23, 2001	Sept. 24, 2000	Sept. 23, 2001	Sept. 24, 2000
Net earnings (loss)	$ 3	$ 25	$ (105)	$ 128
Unrealized gain (loss) on securities	(1)	(1)	2	(1)
Unrealized loss on derivatives	-	-	(1)	-
Translation gain (loss)	16	(17)	(20)	(66)
Comprehensive income (loss)	$ 18 ====	$ 7 ====	$ (124) =====	$ 61 =====

Note 5.  Segment Information:  Operating segment information is as follows:

		Power	Filtration
Millions	Engine	Generation	And Other	Total
Third Quarter Ended September 23, 2001
Net sales	$ 767	$ 371	$ 270	$1,408
Earnings (loss) before interest and income taxes	(18)	29	19	30
Net assets	952	418	831	2,201
Third Quarter Ended September 24, 2000
Net sales	$ 962	$ 334	$ 276	$1,572
Earnings before interest and income taxes	6	25	30	61
Net assets	1,213	576	866	2,655
Nine Months Ended September 23, 2001
Net sales	$2,321	$ 1,064	$ 833	$4,218
Earnings (loss) before interest, income taxes and special charges	(76)	69	62	55
Special charges	118	5	2	125
Earnings (loss) before interest and income taxes	(194)	64	60	(70)
Nine Months Ended September 24, 2000
Net sales	$3,114	$ 1,031	$ 844	$4,989
Earnings before interest and income taxes	76	78	95	249

Reconciliation to Consolidated Financial Statements:
	Third Quarter Ended
Millions	Sept. 23, 2001	Sept. 24, 2000
Earnings (loss) before interest and income taxes for operating segments	$ 30	$ 61
Interest expense	15	22
Provision (benefit) for income taxes	2	9
Minority interest	4	5
Preferred dividends on manditorily redeemable preferred securities	6	-
Net earnings (loss)	$ 3 =====	$ 25 =====
Net assets for reportable segments	$2,201	$2,655
Sold accounts receivable included in segment net assets	(142)	-
Liabilities deducted in arriving at net assets	1,882	1,880
Deferred tax assets not allocated to segments	468	320
Debt-related costs not allocated to segments	19	19
Total assets	$4,428 ======	$4,874 ======
	Nine Months Ended
Millions	Sept. 23, 2001	Sept. 24, 2000
Earnings (loss) before interest and income taxes for operating segments	$ (70)	$ 249
Interest expense	61	62
Provision (benefit) for income taxes	(44)	48
Minority interest	12	11
Preferred dividends on manditorily redeemable preferred securities	6	-
Net earnings (loss)	$ (105) ======	$ 128 =====

Note 6.  Restructuring, Asset Impairment and Other Special Charges:  In the second quarter of 2001 the company recorded charges of $125 million ($84 million after tax, or $2.20 per share) reflecting restructuring actions, asset impairments and other activities largely focused in the Engine Business.  These actions were taken in response to the downturn in the North American heavy-duty truck market and related conditions.  The charges included $110 million attributable to the termination of the development of a new engine platform, $14 million attributable to workforce reduction actions and $1 million attributed to the divestiture of a small business operation.

Of the $125 million in charges, $118 million was associated with the Engine Business, $5 million to the Power Generation Business and $2 million to the Filtration Business and Other.

The asset impairment charge of $110 million, calculated in accordance with SFAS No. 121, was for equipment, tooling and related investment supporting an engine development program cancelled during the quarter.  The charge included the investment in equipment previously capitalized and cancellation charges for outstanding purchase commitments.  The expected recovery value for equipment to be disposed of was based upon estimated salvage value and reduced the amount of the charge.

Workforce reduction actions included overall reductions in staffing levels plus the impact of divesting a small business operation.  Restructuring charges included severance costs and related benefits of terminating 400 salaried employees and 150 hourly employees.  Costs were based on amounts pursuant to benefit programs or statutory requirements of the affected operations.

The restructuring actions will be completed in 2001 and 2002, with the majority of the cash outflow in 2001.  Of the second quarter 2001 charges associated with the restructuring activities, net cash outflow will approximate $50 million.  The associated annual savings are estimated at $35 million upon completion of the actions.  Approximately $86 million, primarily related to the write-down of the impaired equipment, has been charged to the restructuring liabilities as of September 23, 2001.

Activity in the major components of these provisions is as follows:
	Original		Balance
$ Millions	Provision	Charges	Sept. 23, 2001
Asset impairment - engine development program	$110	$ (82)	$ 28
Workforce reductions	14	(4)	10
Exit costs	1	-	1
	$125 ====	$ (86) =====	$ 39 ====

In the fourth quarter of 2000, the Company recorded charges of $160 million reflecting restructuring actions, asset impairments and other activities largely focused in the Engine Business.  The actions included $42 million to reduce the worldwide workforce by 600 salaried employees and 830 hourly employees, $72 million for impairment of equipment and other assets, $30 million for impairment of software developed for internal use where the software programs were cancelled prior to implementation and $16 million associated with exit costs to close or consolidate a number of small business operations.

The Company is continuing the restructuring plan implemented in the fourth quarter of 2000.  As of September 23, 2001, approximately $96 million has been charged against the restructuring provisions.

Activity in the major components of these provisions is as follows:
	Original	Charges		Balance
$ Millions	Provision	2000	2001	Sept. 23, 2001
Workforce reductions	$ 42	$ (5)	$ (13)	$ 24
Impairment of software	30	(30)	-	-
Impairment of equipment and other assets	72	(38)	(5)	29
Exit costs	16	-	(5)	11
	$160 ====	$ (73) ====	$ (23) =====	$ 64 ====

The Company is concluding the restructuring plan implemented in the third quarter of 1998.  As of September 23, 2001, the remaining balance associated with the 1998 restructuring plan is $2 million.  The actions to be completed consist primarily of severance payment commitments to terminated employees in 2001.

Note 7.  Sale and Leaseback:  In the second quarter of 2001, the Company entered into a sale and leaseback transaction for certain heavy-duty engine manufacturing equipment.  Proceeds from the transaction were $119 million, compared to the equipment net book value of $104 million.  The $15 million gain has been deferred for the entire lease term due to a residual value guarantee by the Company.

Note 8.  Company-Obligated Mandatorily Redeemable Convertible Preferred Securities of Subsidiary Trust Holding Solely Convertible Subordinated Debentures of the Parent:  In June 2001, Cummins Capital Trust I (the "Trust"), a wholly-owned subsidiary trust of the Company, issued 6 million shares of 7% convertible quarterly income preferred securities (the "Preferred Securities"), with a liquidation preference of $50 per share (for a total liquidation value of $300 million).  The Preferred Securities represent an undivided beneficial ownership interest in the assets of the Trust.  The payment of distributions out of assets held by the Trust and payments on liquidation of the Trust or the redemption of the Preferred Securities are guaranteed by the Company to the extent the Trust has assets available therefor.  This guarantee, when taken together with the Company's obligations under the indenture pursuant to which the Debentures (defined below) were issued, the Debentures, and the Company's obligations under the Trust Agreement, provides a full, irrevocable and unconditional guarantee of all of the Trust's obligations under the Preferred Securities.

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

Note 9.  Recently Issued Accounting Standards:  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 is effective June 30, 2001 and requires the purchase method of accounting be used for all business combinations. The Company does not believe this statement will have a material effect on its financial statements. SFAS 142 requires that goodwill and intangible assets with indefinite lives will no longer be subject to amortization but will be subject to annual assessment for impairment. As required, the Company will adopt this new standard January 1, 2002. In 2000, the Company recorded $11 million in goodwill amortization. In the third quarter and the first nine months of 2001, the Company recorded goodwill amortization of $3 million and $8 million, respectively. The Company is currently reviewing the provisions of SFAS 142 and has not yet determined the impact of the new standard on its financial statements.

SFAS 143 "Accounting for Asset Retirement Obligations" was also issued in June 2001. This statement requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. The Company does not believe this statement will have a material effect on its financial statements. In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 sets forth a single accounting model for the accounting and reporting for the impairment or disposal of long-lived assets and is effective January 1, 2002 for the Company. The Company is currently reviewing the provisions of SFAS 144 to determine the effect, if any, on the Company's financial statements.

CUMMINS INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS, CASH FLOW AND FINANCIAL CONDITION

Overview

Net sales were $1.41 billion in the third quarter of 2001, a decrease of 10 percent from the third quarter of 2000.  Earnings before interest and taxes in the third quarter of 2001 were $30 million, or 2.1 percent of sales.  This compares to earnings before interest and taxes of $61 million, or 3.9 percent of sales, in the third quarter of 2000.  Net earnings were $3 million, or $.08 per share, compared to net earnings of $61 million, or $.66 per share, in the third quarter of 2000.  Net earnings for the first nine months of 2001, excluding second quarter restructuring charges, were a loss of $21 million, or $(.54) per share.  Net earnings for the first nine months of 2001 were a loss of $105 million, or $(2.74) per share, compared to earnings of $128 million, or $3.36 per share, in the first nine months of 2000.

Results of Operations

          Net Sales:

Engine Business sales were $195 million lower in the third quarter of 2001 compared to the third quarter of 2000.  Power Generation Business sales increased $37 million compared to a year ago.  The Filtration Business and Other sales were virtually flat compared to a year ago.  Sales for each of the Company's key businesses during the comparative periods were as follows:
	Third Quarter		Nine Months
$ Millions	2001	2000	2001	2000
Engine Business	$ 767	$ 962	$2,321	$3,114
Power Generation Business	371	334	1,064	1,031
Filtration Business and Other	270	276	833	844
	$1,408 =====	$1,572 =====	$4,218 =====	$4,989 =====

          Engine Business:

In the third quarter of 2001, Engine Business revenues decreased 20 percent as compared to the third quarter of 2000, primarily due to declines in the North American automotive markets.  Engine unit shipments for the comparative periods were as follows:
	Third Quarter		Nine Months
Unit Shipments	2001	2000	2001	2000
Midrange Engines	61,500	79,000	186,300	247,000
Heavy-duty Engines	14,000	19,600	43,000	72,800
High-horsepower Engines	2,800	2,800	8,400	8,300
	78,300 ======	101,400 =======	237,700 =======	328,100 =======

          Automotive Markets:

Sales for automotive markets were $522 million in the third quarter of 2001, down $171 million, or 25 percent, compared to the third quarter of 2000.  Sales to the heavy-duty truck market were down 27 percent compared to the third quarter of 2000, with engine unit shipments in North America down 45 percent while unit shipments to other markets declined 31 percent.

Medium-duty truck and bus revenues decreased 23 percent from the third quarter of 2000.  Medium-duty truck engine shipments were down 35 percent in North America, while international shipments were down 20 percent due to market weakness in China and Latin America.  Bus engine shipments were down 3 percent, with a 39 percent drop in North America offset by strong international demand in India and China.

Revenues of the light-duty automotive and recreational vehicle business were 22 percent lower than the third quarter of 2000.  In the third quarter of 2001, Cummins shipped 22,000 engines to DaimlerChrysler, 29 percent lower than in the third quarter of 2000.  Engine shipments for the recreational vehicle markets were up 10 percent, reflecting manufacturer inventory corrections in a weak market.

          Industrial and Other Markets:

Sales to mining markets increased 14 percent compared to the third quarter of 2000, reflecting further market share gains in a weak market.  Third quarter sales to the rail sector were up 60 percent from the third quarter of 2000, primarily as a result of strong sales in China and Europe.

Sales to the construction, marine and agriculture markets were 26 percent lower than in the third quarter of 2000.  Worldwide sales in the construction equipment market were down 19 percent from the third quarter of 2000 with unit shipments of engines in North America down 32 percent, and shipments of engines to international markets down 24 percent.  Revenues in the marine markets were down 9 percent, while sales to the agricultural equipment market were down 19 percent compared to the third quarter of 2000.

          Power Generation Business:

In the third quarter of 2001, sales for the Company's Power Generation Business of $371 million increased 11 percent compared to the third quarter of 2000.  The higher revenues resulted from growth in North America, Latin America and Europe.  The power shortage in Brazil produced increased demand for power generation equipment.  The North American rental business was strong in the third quarter of 2001, which helped offset the continued impact of the North American economic slowdown on the recreational vehicle market and the telecommunications sector.  Genset revenues were up 19 percent from a year ago as the change in genset mix to higher kW units offset volume declines.  Alternator revenues were down 7 percent from a year ago, while sales of engines to other genset original equipment manufacturers were up 12 percent compared to the third quarter of 2000.

         Filtration Business and Other:

Filtration Business and Other sales of $270 million in the third quarter of 2001 were down 2 percent compared to the third quarter of 2000.  Within the filtration business, sales decreased 4 percent compared to the third quarter of 2000 due to reductions in demand from North American on-highway and off-highway original equipment manufacturers.  Sales to European original equipment manufacturers were also down compared to a year ago.  Third quarter sales at company-owned distributors were down primarily in Australia and Southeast Asia.  Sales at the Holset turbocharger business increased slightly from a year ago, with market share gains in Europe and China.

          International Markets:

In total, international markets represented 47 percent of the Company's revenues in the third quarter of 2001.  International sales in total were down 3 percent from the third quarter of 2000.  The predominant reason for the decline in international sales from a year ago was lower heavy-duty truck production in Canada and Mexico.  All other international markets remain relatively stable to modestly lower compared to a year ago.  Sales to Europe and the CIS, representing 15 percent of the Company's sales in the third quarter of 2001, were 3 percent lower than the prior year's quarter.  Business in Mexico, Brazil and Latin America represented 8 percent of sales in the third quarter of 2001, with revenues 8 percent lower than the year-ago levels.  Asia and Australian markets, in total, represented 15 percent of sales in the third quarter of 2001, decreasing 3 percent from the prior year's quarter.  Sales to Canada, representing 6 percent of sales in the third quarter of 2001, were 25 percent lower than the third quarter of 2000.

          Gross Margin:

The Company's gross margin percentage was 18.1 percent in the third quarter of 2001, compared to 19.7 percent in the prior year's quarter.  The decrease in gross margin percentage was due to unabsorbed manufacturing costs due to lower volumes and the impact of exchange rates from foreign currencies, primarily the Australian dollar and the Brazilian Real partially offset by the British Pound.

          Operating Expenses:

Selling and administrative expenses were 12.6 percent of sales in the third quarter of 2001, compared to 12.4 percent in the third quarter of 2000, while total expenses decreased $18 million.  Research and engineering expenses were 3.8 percent of sales in the third quarter of 2001 compared to 3.9 percent in the third quarter of 2000, while total expenses decreased $9 million.

The Company's income from joint ventures and alliances was $2 million in the third quarter of 2001 as compared to $3 million in the third quarter of 2000.

          Other:

Interest expense was $15 million in the third quarter of 2001, compared to $22 million in the third quarter of 2000. The decrease in interest expense is primarily due to a decline in the weighted average interest rate of short-term borrowings and the use of other financing alternatives. Other income was $3 million in the third quarter 2001, compared to $5 million in the third quarter 2000.

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

Of the $125 million in charges, $118 million was attributable to the Engine Business, $5 million to the Power Generation Business and $2 million to the Filtration Business and Other.

The asset impairment charge of $110 million, calculated in accordance with SFAS No. 121, was for equipment, tooling and related investment supporting an engine development program cancelled during the quarter.  The charge included investment in equipment previously capitalized and cancellation charges for outstanding purchase commitments.  The expected recovery value for equipment to be disposed of was based upon estimated salvage value and reduced the amount of the charge.

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

The restructuring actions will be completed in 2001 and 2002 with the majority of the cash outflow in 2001.  Of the total charges associated with the restructuring activities, cash outflows will approximate $50 million.  The associated annual savings are estimated at $35 million upon completion of the actions.  Approximately $86 million, primarily related to the write-down of the impaired equipment, has been charged to the restructuring liabilities as of September 23, 2001.

    Provision for Income Taxes:

The Company's income tax provision in the third quarter of 2001 was $2 million, reflecting an estimated effective tax rate of 25 percent for the year from operations and an effective tax rate of 33 percent from special charges.

Cash Flow and Financial Condition

Key elements of cash flows were:
	Nine Months
$ Millions	2001	2000
Net cash provided by operating activities	$ 57	$ 74
Net cash used in investing activities	(25)	(238)
Net cash provided by financing activities	22	186
Effect of exchange rate changes on cash	(1)	(2)
Net change in cash and cash equivalents	$ 53 ====	$ 20 ====

In the first nine months of 2001, net cash provided by operating activities was $57 million.  The Company's losses were offset by the non-cash effect of depreciation and amortization.  Increases in accounts receivable and decreases in income taxes payable were partially offset by decreases in inventory and increases in accounts payable and accrued expenses.  The Company is funding the cash requirements for restructuring actions using cash generated from operations, with the majority of the cash requirement expected to occur in 2001.  Net cash used in investing activities included $158 million of planned capital expenditures and $22 million related to investments and advances in joint ventures and alliances, offset by $140 million inflow from disposals, including $119 million related to a sale/leaseback of manufacturing equipment.  Net cash provided by financing activities in the first nine months of 2001 included net proceeds from the issue of mandatorily redeemable preferred securities of $291 million used primarily to reduce short-term credit agreements of $215 million and for dividend payments of $37 million.

It is the Company's opinion that current and forecasted cash flows from operations as well as benefits from previously announced restructuring actions and other financing arrangements will be sufficient to meet current debt service requirements and fund anticipated capital expenditures

     Environmental Compliance:

The Company's products are subject to extensive global statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions.  The Company's engines comply with emissions standards established by all regulatory agencies around the world where the Company sells its products.  Emissions standards imposed in the U.S. by the Environmental Protection Agency (EPA) are among the more significant standards to which the Company is subject.  In 1998, the Company and other heavy-duty diesel engine manufacturers entered into a Consent Decree with the EPA, the U.S. Department of Justice (DOJ) and the California Air Resources Board regarding diesel engine emissions, imposing standards for lower emissions beginning in October 2002.  In June 2001, the EPA and DOJ reaffirmed the U.S. government's intention to enforce the terms of the Consent Decrees entered into in 1998.  The Company confirmed that it would meet the Consent Decree requirements.  In addition, the Company expects to meet emissions standards for all markets in which the Company elects to participate.  In the event the Company fails to comply with these standards, future financial results could be adversely affected.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K:

(a)    No exhibits are included in this filing.

(b)    No reports on Form 8-K were filed during the third quarter of 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMMINS INC.

By:    /s/Robert C. Crane
          Robert C. Crane
          Vice President - Corporate Controller
          (Chief Accounting Officer)                                                       November 5, 2001