Form 10-K
period 2001-12-31
CUMMINS INC
filed 2002-02-28
CIK 26172

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

CUMMINS INC.

Commission File Number 1-4949                   I.R.S. Employer Identification No. 35-0257090
Incorporated in the State of Indiana

500 Jackson Street, Box 3005, Columbus, Indiana 47202-3005
(Principal Executive Office)
Telephone Number: 812-377-5000

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $2.50 par value, which is registered on the New York Stock Exchange and on the Pacific Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes [x]    No [ ]

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K are not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]

The aggregate market value of the voting stock held by non-affiliates was approximately $1.5 billion at January 25, 2002.

As of January 25, 2002, there were 41.3 million shares of $2.50 par value per share common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

                                                                                                                            Page 2

TABLE OF CONTENTS
Part	Item	Description	Page
I	1	Business	3
	2	Properties	11
	3	Legal Proceedings	12
	4	Submission of Matters to Vote of Security Holders	12
II	5	Market for the Registrant's Common Equity and Related Stockholder Matters	12
	6	Selected Financial Data	12
	7	Management's Discussion and Analysis of Results of Operations and Financial Condition	13
	7A	Quantitative and Qualitative Disclosures About Market Risk	21
	8	Financial Statements and Supplemental Data	21
	9	Disagreements on Accounting and Financial Disclosure	21
III	10	Directors & Executive Officers of the Registrant	22
	11	Executive Compensation	23
	12	Security Ownership of Certain Beneficial Owners and Management	23
	13	Certain Relationships and Related Transactions	23
IV	14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	23
		Index to Financial Statements	23
		Signatures	49
		Exhibit Index	51

PART I

ITEM 1.   BUSINESS

OVERVIEW

A global power leader, Cummins Inc., is a corporation of complementary business units that design, manufacture, distribute and service electric power generation systems, engines and related products, including fuel systems, controls, air handling, filtration, and emissions solutions.

Cummins sells its products to original equipment manufacturers, or OEMs, distributors and other customers worldwide.  The Company has manufacturing facilities worldwide, including major operations in Europe, India, Mexico, China and Brazil.  Parts distribution centers in Brazil, Mexico, Australia, Singapore, China, India and Belgium are strategically located to supply service parts to Cummins extensive customer base.  Cummins supports its customer base with a significant global distribution system of more than 500 independent distributors and nearly 5,000 dealers in 131 countries.

In 2001, approximately 54 percent of net sales were in the United States.  Major international markets include Asia/Australia (16 percent of net sales); Europe/CIS (15 percent of net sales); Mexico/Latin America (8 percent of net sales), Canada (5 percent of net sales) and Africa/Middle East (2 percent of net sales).

BUSINESS MARKETS

Engine Business

Heavy-duty Truck

Cummins has a complete line of diesel engines that range from 280 to 650 horsepower serving the worldwide heavy-duty truck market.  Cummins offers the ISL, ISM, ISX, N14 and Signature 600 (and Signature 650 in Australia) series engines, which constitute the most modern product engine line in the industry.  All major heavy-duty truck manufacturers in North America offer the Company's diesel engines as standard or optional power.  The Company's largest customer for heavy-duty truck engines in 2001 was International Truck and Engine Corporation, an operating company of Navistar International Corporation, with sales for this market representing 3 percent of the Company's net sales in 2001.

In 2001, factory retail sales of North American heavy-duty trucks were 34 percent lower than in 2000.  Factory retail sales were 170,000 in 2001, compared to 257,000 units in 2000 and 308,000 in 1999.  The Company's share of the North American heavy-duty truck engine market averaged 24 percent during 2001, based upon data published by Ward's.  The Company's share of the North American heavy-duty truck engine market was 28 percent in 2000 and 31 percent in 1999.

Cummins market share in Mexico remained stable at 73 percent, positioning Cummins as the market share leader by a very wide margin.  The market size in 2001 was approximately 7,200 units for domestic sales.  In South Africa and Australia, the Company enjoys the number one market position and is a leading supplier of diesel engines in Europe.

In the heavy-duty truck market, the Company is the only independent diesel engine manufacturer.  All other truck and equipment producers manufacture engines for their own products.  In North America, the Company's primary competitors in the heavy-duty truck engine market are Caterpillar, Inc., Detroit Diesel Corporation and Mack Trucks, Inc.  The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market.  Other diesel engine manufacturers in international markets include Mercedes-Benz, AB Volvo, Renault Vehicles Industriels, Iveco Diesel Engines, Hino Motors, Ltd., Mitsubishi Heavy Industries, Ltd., Isuzu Motors, Ltd., DAF Trucks N.V. (a subsidiary of PACCAR, Inc.), Scania and Nissan Diesel.

Cummins has been pursuing a strategy designed to change the Company's approach to participating in the North American heavy-duty truck business.  In order to reduce its cost structure, improve customer service and increase market share, Cummins recently entered into three long-term supply agreements.  Cummins also decided to rationalize its heavy-duty product line by leveraging its new ISX engine family and other existing engines, and end its 10-13 liter engine development program.

In October 2000, Cummins entered into a long-term agreement with Volvo Trucks North America as that company's sole external engine supplier effective in the first half of 2001.  In February 2001, Cummins entered into a long-term supply agreement with PACCAR Inc. covering Cummins heavy-duty engine product line.  In March 2001, Cummins entered into a similar long-term supply agreement with International Truck and Engine Corporation covering Cummins heavy-duty engine product line.  The supply agreements provide long-term, stable pricing for engines and eliminate certain dealer and end user discounts to allow the OEM full responsibility for total vehicle cost and pricing.  In addition, the agreements provide for joint work on engine/vehicle integration with a focus on reducing product proliferation.  These efforts are expected to reduce product cost while creating enhanced value for end users through better product quality and performance.  The joint sales and service efforts will also provide better customer support at a significantly reduced cost to the partners.

In June 2001, Cummins announced its decision to end development of its 10-13 liter engine program and recorded a $125 million pre-tax charge related to this action.  As a result of ending the development program, Cummins expects to avoid approximately $200 million in planned capital investments and costs over the next two years.  The implementation of the long-term supply agreements and the rationalization of the heavy-duty engine product line establish the key elements of Cummins strategic approach to the heavy-duty truck engine business.

Medium-duty Truck and Bus

The Company manufactures a product line of diesel engines ranging from 185 to 315 horsepower serving medium-duty and inter-city delivery truck customers worldwide.  The Company has the most advanced product line in the industry, which is served by the ISB and ISC series diesel engines.

The Company entered the North American medium-duty truck market in 1990.  Based upon data published by Ward's, the Company's share of the market for diesel-powered medium-duty trucks in 2001 was 15 percent.  Freightliner, a division of DaimlerChrysler AG, was the Company's largest customer for this market in 2001, representing 1 percent of the Company's net sales.  The Company's market share in the medium duty truck market in 2000 was 19 percent and 19 percent in 1999.

The Company sells its ISB and ISC series engines and engine components outside North America to medium-duty truck manufacturers in Asia, Europe and South America.

In the medium-duty truck market, the Company competes with independent engine manufacturers as well as truck producers who manufacture diesel engines for their own products.  Primary engine competitors in the medium-duty truck market in North America are Navistar International Corporation and Caterpillar, Inc.  The Company's principal competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market.  Other diesel engine manufacturers in international markets include Mercedes Benz, AB Volvo, Renault Vehicles Industriels, Iveco Diesel Engines, Hino Motors Ltd., Mitsubishi Heavy Industries, Ltd., Isuzu Motors, Ltd., DAF Group N.V., Scania, Perkins Engines Ltd., Nissan Diesel and MWM Brazil.

Cummins offers both diesel and alternate-fueled engines for school buses, transit buses and shuttle buses.  In 2001, Cummins was the market share leader for transit buses, a position it first achieved in 1998.  Cummins offers the ISB, ISC, ISL and ISM engines for the bus markets.  Cummins also offers B and C series engine for natural gas applications, which are primarily focused on transit and school bus markets.  The demand for alternate-fueled products continues to grow both domestically and internationally.  Cummins Westport Inc., a joint venture formed in 2001 with Westport Innovations, Inc., offers low emission, propane and natural gas engines that are currently in use in municipal transportation markets in Los Angeles, Boston and Salt Lake City.

In these markets, the Company competes both with independent manufacturers of diesel engines and with vehicle producers who manufacture diesel engines for their own products.  Primary competitors who manufacture diesel engines for the bus and light commercial vehicle markets are Detroit Diesel Corporation, General Motors Corporation, Navistar International Corporation, Caterpillar, Inc., AB Volvo, Daimler, Scania and MWM Brazil.

Light-duty Automotive

Cummins manufactures the ISB for the Dodge Ram truck models in North America.   DaimlerChryslerAG was the Company's largest customer for midrange engines in this market and the Company's largest customer when all markets are considered, with 14 percent of the Company's net sales in 2001.  During 2001, Cummins was selected as the exclusive diesel power provider for Dodge Ram truck models through the 2007 model year.

Cummins is the leader in the class A recreational vehicle market with a market share of 28 percent.  This represents a 70 percent share of diesel-powered recreational vehicles, and a strong growth from gasoline to diesel power for the applications.

In 2001, Cummins was awarded a U.S. Department of Energy contract to develop a light-duty automotive engine suitable for use in light pickup truck and sport utility vehicles.

Industrial Market

Cummins engines power a wide variety of equipment in the construction, agricultural and marine markets throughout the world.  The major construction equipment manufacturers are in North America, Europe, Korea and Japan.  Construction equipment manufacturers build approximately one million pieces of equipment per year for a diverse set of applications.  The agricultural equipment market produces about 340,000 pieces of equipment per year above 75 horsepower, which is the market focus for Cummins.  The Company has a substantial share of the four-wheel drive agricultural tractor market.  In marine markets, about 35,000 diesel engine-powered pleasure boats and 10,000 commercial boats are built every year.  Major marine markets are North America, Europe and Korea.

In 2000, Cummins successfully launched the QSM11 and QSX15 heavy-duty products to meet Tier II requirements in the 302 to 602 horsepower range for construction applications.  Two additional propulsion ratings, which meet the International Maritime Organization's emission requirements, were introduced in the marine market.

High-horsepower Industrial Market

Cummins designs, manufactures and markets high-horsepower engines for mining, rail, government, petroleum, power generation and marine applications.  The Company's engine displacement ranges from 19-liters to 91-liters, representing 550 horsepower to 3,500 horsepower, and is the most modern high-horsepower product line in the industry.

Cummins offers a full product line for mining applications that compete in all segments from small underground mining equipment up to 400-ton haul trucks.  The launch of the QSK78 at MINExpo 2000 extends Cummins mining products up to 3500 horsepower, the largest in the mining industry.  Cummins occupies the number two position in this market.

The rail market activity is primarily in Europe and Asia, where the Company has the number one market position in the worldwide railcar market.  With the new QSK60 and QSK78 engines, Cummins will be able to move into a larger proportion of the locomotive and railcar markets outside North America.

Government market activity represents a small portion of high-horsepower markets and the sales are primarily to defense contractors in North America and Europe.  Petroleum markets currently represent a small but growing part of the high- horsepower business.  The new high-horsepower engines allow Cummins to be a full line supplier to this industry.

Power Generation Business

Cummins Power Generation Business represented 24 percent of Cummins total segment sales in 2001 and 20 percent in 2000.  Cummins offers reciprocating engine-based power generation systems worldwide with a power range of 2 kilowatts to 2 megawatts for either standby or prime power applications.  Engines are offered with a choice of fuels, including diesel, natural gas or gasoline.  Newage, a subsidiary of Cummins, is a leader in the alternator industry, supplying alternators with a range of up to 4 megawatts.  Newage supplies their products internally as well as to other generator set assemblers globally.

Cummins Power Generation Business serves a diversified set of customers in key markets around the world.  Standby power solutions are provided to customers reliant on uninterrupted sources of power and sophisticated backup power systems.  Prime power customers include those in developing countries with less comprehensive electrical power infrastructures.  Cummins is also a key player in the distributed power generation market, in which the generating capacity is moved closer to end users rather than kept solely in large, centralized utility plants.  Cummins is a market leader in recreational vehicle generator sets, which is a growing market segment, especially in North America, as the population ages.  Cummins Power Rent business offers the rental of power equipment for both standby and prime power purposes.  Cummins Power Generation also markets service contracts, whereby Cummins sells power by the hour rather than the actual power-generating equipment.  The Power Generation Business provides a range of services including long-term maintenance contracts and turnkey power solutions including a complete range of maintenance and services.

The Power Generation Business is one of the most integrated providers of power solutions in the world, as it designs and manufactures most of the components that make up power generation systems, including loose engines, controls, alternators, transfer switches, and switchgear.  Cummins Power Generation not only assembles complete generator sets for its customers, but also sells the components separately.  The Power Generation Business continuously explores emerging technologies such as microturbines and fuel cells and is leveraging Cummins experience in building business partnerships in order to bring to market cost-effective and environmentally sound power solutions.

Cummins Power Generation competes on a global scale with a variety of engine manufacturers and generator set assemblers.  Caterpillar, Inc. remains the primary competition, with its acquisition of MAK, Perkins and FG Wilson.  DaimlerChryslerAG, through its acquisition of Detroit Diesel Corporation, and AB Volvo are other major engine manufacturers with a presence in the high-speed generation segment of the market.  Onan brand sets compete in the consumer business segment and have a leading market share exceeding 80 percent.  Newage competes globally with Emerson Electric, Marathon and Meccalte, among others.

Filtration and Other Business

The Filtration Business segment accounted for 15 percent of Cummins total segment sales in 2001 and 13 percent in 2000.  This segment is comprised of the Filtration Business (Fleetguard, Nelson, Kuss, Universal Silencer), and the Holset turbocharger business.

Fleetguard is a leading designer and manufacturer of filters and filtration systems for heavy-duty equipment.  Its products are produced and sold in global markets, including Europe, North America, South America, India, China, Australia and the Far East.  Nelson Industries, Inc., purchased in 1998, designs and manufactures air filtration and exhaust systems for on- and off-highway applications ranging from heavy-duty equipment to small engine-driven consumer applications.  Together, Fleetguard and Nelson provide advanced, integrated filtration systems, including air intake and exhaust filtration, emission and noise reduction, engine filtration and mobile hydraulic filtration systems.  The Filtration Business also makes products for the automotive specialty filtration market and the industrial filtration market through its Kuss subsidiary, located in Findlay, Ohio, and Universal Silencer, located in Stoughton, Wisconsin.  Filtration Business revenue is split between first-fit OEM customers (approximately 40 percent) and the replacement-part business (approximately 60 percent).

Holset's turbochargers are sold worldwide.  Holset's joint venture with TELCO assembled and shipped its first turbochargers in 1996.  A joint venture with Wuxi in China also began production in 1996.  In 1999, Holset began full production in the United Kingdom of a variable geometry turbocharger designed for truck powertrains.  In 2001, Holset completed consolidation of its US manufacturing facilities onto one site located in Charleston, SC.

International Distributor Business

In the fourth quarter of 2001, the Company realigned its reporting structure and created a new business segment, International Distributors, as a result of the size and growing importance of the retail distribution business.  In 2001, International Distributors sales were 9 percent of Cummins total segment sales and 8 percent in 2000.  The International Distributor Business segment consists of 17 wholly-owned and 3 joint venture distributors that are engaged in selling engines, generator sets, service parts as well as service repair on Cummins products at 111 locations in 50 countries and territories.  Cummins distributors also serve the dealers and end users in their territories and provide end users with product maintenance, repair and overhaul services.

BUSINESS OPERATIONS

International

The Company and its subsidiaries have manufacturing facilities worldwide, including major operations in Europe, India, Mexico and Brazil.  Parts distribution centers are strategically located in Brazil, Mexico, Australia, Singapore, China, India and Belgium to supply service parts to maintain and repair Cummins engines.  Cummins also has entered into joint venture agreements and alliances with business partners in various areas of the world in order to increase its market penetration, expand its product line, streamline its supply chain management and develop new technologies.

Cummins is the majority owner of Cummins India Limited, which is publicly listed on the Bombay Stock Exchange.  This business grew out of a partnership established in 1962 with the Kirloskar family and eventually expanded to include other local partners.  Cummins India Limited produces midrange, heavy-duty and high-horsepower engines for the Indian and export markets.

Consolidated Diesel Company, located in the United States, is a joint venture with CNH Group NV that began with Case Corporation in 1980.  This partnership produces Cummins B series, C series and ISL series engines and engine products for automotive and industrial markets in North America and Europe.

Cummins and Komatsu have formed a broad relationship, including three joint ventures and numerous exclusive supply arrangements.  Two joint ventures were formed in 1992, one to manufacture Cummins B Series engines in Japan, the other to build high-horsepower Komatsu-designed engines in the United States.  A third joint venture, established in 1997, is designing next-generation industrial engines in Japan.

Tata Cummins Limited is a joint venture between Cummins and TELCO, the largest automotive company in India.  This joint venture, established in 1992, manufactures the Cummins B Series engine in India for use in TELCO trucks.

Cummins has entered into a joint venture with China National Heavy Duty Truck Corporation in Chongqing to manufacture a broad line of Cummins heavy-duty and high-horsepower diesel engines in China. This joint venture was formed in 1995.

Cummins partnered with Dong Feng in 1995 to form a joint venture in China for the production of Cummins C Series engines.  Cummins has also licensed Dong Feng to manufacture Cummins B Series engines.

The European Engine Alliance (EEA), established in 1996, is a joint venture between Cummins and two Fiat Group companies, Iveco (trucks and buses) and CNH Global NV (agricultural equipment) to develop a new generation of 4-, 5- and 6-liter engines based on Cummins 4B and 6B Series engines.

Cummins and Scania have a joint venture to produce fuel systems for heavy-duty diesel engines. This joint venture was formed in 1999.

In April 2001, Cummins formed a joint venture with Westport Innovations, located in British Columbia, to develop and market low-emissions, high performance natural gas engines for on-highway, industrial and power generation markets.  In May 2001, Power Generation's Newage International subsidiary formed a joint venture with AvK/SEG that offers the world's broadest range of industrial alternators.

Cummins also has numerous joint ventures around the world that provide engine components, such as turbochargers, alternators and filtration products.  In addition, Cummins has entered into license agreements that provide for the manufacture and sale of its products in Turkey, China, Pakistan, South Korea, Indonesia and other countries.

Because of the Company's global business activities, its operations are subject to risks, such as currency controls and fluctuations, import restrictions and changes in national governments and policies.

Research and Development

Cummins conducts an extensive research and engineering program to achieve product improvements, innovations and cost reductions for its customers, as well as to satisfy legislated emissions requirements.  The Company is nearing completion of a program to renew and extend its engine range.  Cummins has introduced a variety of concepts in the diesel industry that combine electronic controls, computing capability and information technology.  The Company also offers alternate-fueled engines for certain markets.   As disclosed in Note 1 to the Consolidated Financial Statements, research and development expenditures were $204 million in 2001, $224 million in 2000 and $218 million in 1999.  The Company continues to invest in technologies to meet increasingly more stringent emissions standards.

Sales and Distribution

While the Company has entered into supply agreements with some customers for Cummins engines in both on- and off-highway markets, a majority of the Company's business is based upon open purchase orders.  These purchase orders usually may be canceled on reasonable notice without cancellation charges.  Therefore, while incoming orders generally are indicative of anticipated future demand, the actual demand for the Company's products may change at any time.  While the Company typically does not measure backlog, customers provide information about future demand, which is used by the Company for production planning.  Lead times for the Company's engines are dependent upon the customer, market and application.

While individual product lines may experience modest seasonal declines in production, there is no material effect on the demand for the majority of Cummins products on a quarterly basis.  However, the Power Generation Business normally experiences seasonal declines in the first quarter of the fiscal year.

The Company's products compete on a number of factors, including price, performance, fuel economy, delivery, quality and customer support.  Cummins believes that its continued focus on cost, quality and delivery, extensive emissions technology and other technical investment, full product line and customer-focused support programs are key elements of its competitive position.

Cummins warrants its engines, subject to proper use and maintenance, against defects in factory workmanship or materials for either a specified time period or mileage or hours of use.  Warranty periods vary by engine family and market application.

There are approximately 8,900 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins-trained service personnel and parts are available to service, maintain and repair Cummins engines.  The Company's parts distribution centers are located strategically throughout the world.

Cummins also sells engines, parts and related products through distributorships worldwide.  The Company believes its distribution system is an important part of its marketing strategy and competitive position.  Most of its North American distributors are independently owned and operated.  The Company has agreements with each of these distributors, which typically are for a term of three years, subject to certain termination provisions.  Upon termination or expiration of the agreement, the Company is obligated to purchase various assets of the distributorship.  The purchase obligation of the Company relates primarily to inventory of the Company's products, which can be resold by the Company over a reasonable period of time.  In the event the Company had been required to fulfill its obligations to purchase assets from all distributors simultaneously at December 31, 2001, the aggregate cost would have been approximately $377 million.  Management believes it is unlikely that a significant number of distributors would terminate their agreements at the same time, requiring the Company to fulfill its purchase obligation.

Supply

Cummins machines and assembles many of the components used in its engines, including blocks, heads, rods, turbochargers, crankshafts and fuel systems.  Cummins has adequate sources of supply of raw materials and components required for its operations.  The Company has arrangements with certain suppliers who are the sole sources for specific products.  While the Company believes it has adequate assurances of continued supply, the inability of a supplier to deliver could have an adverse effect on production at certain of the Company's manufacturing locations.

Employment

At December 31, 2001, Cummins employed approximately 24,900 persons worldwide, approximately 11,300 of whom are represented by various unions.

The Diesel Workers' Union (DWU) represents employees at several Southern Indiana plants, under two contracts.  In 1993, members of the DWU working in a majority of the Company's Southern Indiana manufacturing facilities ratified an agreement that extends until the year 2004.  In 2000, members of the DWU at the Company's midrange engine plant ratified a four-year agreement.

The Office Committee Union (OCU) represents technical and administrative employees at the Company's Southern Indiana facilities, including its Technical Center, under two contracts.  In 2000, members of the OCU at the Company's midrange engine plant in Southern Indiana ratified a four-year agreement.  In 1999, members of the OCU ratified a five-year agreement for offices and other plants in Southern Indiana and the Company's Technical Center.

The International Association of Machinists (IAM) represents employees at the Company's remanufacturing plant in Memphis, Tennessee, under a four-year agreement which was ratified in 2000.

The Union of Needletrades, Industrial and Textile Employees (UNITE) represents employees at the Company's filtration product plant in Findlay, Ohio under a five-year agreement which was ratified in 1998.

The United Auto Workers (UAW) represents employees at the Company's filtration products plant in Cookeville, Tennessee, under a three-year agreement ratified in 1999.

The Company has other labor agreements covering employees in North America, South America, Mexico, the United Kingdom and India.

ENVIRONMENTAL COMPLIANCE

Product Environmental Compliance

Cummins engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise.  Cummins products comply with emissions standards that the U.S. Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB"), as well as other regulatory agencies around the world, have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 2002.  Cummins ability to comply with these and future emissions standards is an essential element in maintaining its leadership position in regulated markets.  The Company has made and will make significant capital and research expenditures to comply with these standards.  Failure to comply could result in adverse effects on future financial results.

The products Cummins produces today are certified by the EPA and CARB.  All of these products underwent extensive laboratory and field testing prior to their release.  These products will be replaced with new products meeting a more stringent emission standard as provisions of a Consent Decree go into effect beginning October 1, 2002.  In October 1998, Cummins and other engine manufacturers of on-road heavy-duty diesel engines entered into a Consent Decree with the EPA, the U. S. Department of Justice and the CARB related to concerns they had raised regarding the level of Nitrogen Oxide ("Nox") emissions from diesel engines under certain driving conditions.  The heart of this settlement (the "Consent Decree") is the agreement by the manufacturers to implement, in October 2002, the new and lower emissions standards planned for 2004 (2.5 gram NOx + NMHC (non-methane hydrocarbon) and others).  The terms of the Consent Decree are a matter of public record. Additionally, four separate court actions were filed as a result of allegations of the diesel emissions matter, and to date, the Company has prevailed in every action.

Over the past four years, Cummins has executed extensive corporate action plans to comply with all the aspects of the Consent Decree.  Analysis is being conducted through the Company's Value Package Introduction system to ensure the reliability and durability of the new products.  On or before October 2002 the Company will release certain 2002 models for engine families subject to the Consent Decree.

An important final hurdle for release of October 2002-compliant engines will be the approval by EPA of the Company's certification applications.  This includes certain Auxiliary Emissions Control Devices ("AECDs").  As a result of regular efforts over the past three years, including extensive technical efforts in the past year, Cummins has recently presented its final applications to EPA.  The Company anticipates approval of the Company's first certification applications this Spring prior to the release date of the first 2002-compliant engine model.

In January 2002, EPA initiated rulemaking applicable to engine manufacturers subject to a Consent Decree that will not be able to produce 2.5 gram NOx + NMHC engines by October 2002.  At that time, EPA released a Notice of Proposed Rulemaking for Nonconformance Penalties ("NCPs").  This feature of the EPA's proposed regulations enables a non-conforming party to continue to produce and sell products by paying a financial penalty for each engine sold.  NCPs are intended to encourage compliance and remove any competitive disadvantage that might otherwise accrue to a manufacturer that is complying with the new standards.  The new NCP's are based in part on the cost to develop, field, operate and support the technology that is expected for the Consent Decree engines.  Because of the level of investment that Cummins has made to develop these engines, the Company will meet all of the requirements of the Consent Decree and does not expect to pay NCPs in any material amount for 2002 and beyond.

Contained in the environmental regulations are several means for the EPA to ensure and verify compliance with emissions standards.  Two of the principal means are tests of new engines as they come off the assembly line (referred to as selective enforcement audits ("SEA")), and tests of field engines (commonly called in-use compliance tests).  The EPA has used the SEA provisions for several years to verify the compliance of heavy-duty engines.  In 2001, no such audit test was performed on Cummins engines.  The failure of a SEA could result in cessation of production of any non-compliant engines and the recall of engines produced prior to the audit.  In the product development process, Cummins anticipates SEA requirements when it sets emissions design targets.

No Cummins engines were chosen for in-use compliance testing in 2001.  It is anticipated that the EPA will increase the in-use test rate in future years, raising the probability that one or more of the Company's engines will be selected.

In 1988, CARB promulgated a rule that necessitates the reporting of failures of emissions-related components when the failure rate reaches a specified level (25 component failures or one percent of build, whichever is greater).  At somewhat higher failure rates (50 components or four percent of build), a recall may be required.  In 2001, no emissions-related component failure reports were submitted.

Heavy-duty engines used in construction, agricultural and certain mining applications are also subject to emission regulations.  In the United States the first tier of such nonroad standards began phasing-in in 1996.  The phase-in of the second tier of these standards began in 2001.  Late last year, in the midst of the Company's recertification effort, EPA requested additional information regarding the Company's nonroad engines that use electronic fuel injection systems.  The gathering of the requested information has taken more time than was available before last year's certificates expired.  Conditional certificates have been issued pending communication of the requested information and the Agency's review of this information.  These conditional certificates allow the Company to continue to produce nonroad engines while we assemble this information.  In other parts of the world similar nonroad standards are applied.  All of the Company's nonroad products have undergone extensive laboratory and field tests prior to their release.

EPA's audit provisions cover certified, non-road engines. In 2001, no Cummins non-road engines were selected for such audit testing.

The Company, along with other engine manufacturers, the industry's Engine Manufacturers Association, and various petroleum producing interests, have petitioned the courts to remand the EPA final rule on 2007 emissions standards which was promulgated in 2001.  Oral arguments on this case are scheduled for February 2002. It is currently uncertain when a final decision of the court will be rendered.

Emissions standards in international markets, including Europe and Japan, are becoming more stringent.  Given the Company's experience in meeting US emissions standards, it believes that it is well positioned to take advantage of opportunities in these markets as the need for emissions-control capability grows.

There are several Federal and state regulations which encourage and, in some cases, mandate the use of alternate fueled heavy-duty engines.  Through Cummins Westport Inc., a joint venture of Cummins Inc. and Westport Innovations Inc., the Company currently offers natural gas fueled versions of its B5.9 and C8.3 engines, ranging from 150 to 280 horsepower, as well as a propane-fueled version of its B5.9 engine rated at 195 horsepower.

Vehicles and certain industrial equipment in which diesel engines are installed must meet Federal noise standards.  The Company believes that applications in which its engines are now installed meet those noise standards and that future installations also will be in compliance.

Other Environmental Statutes and Regulations

Cummins believes it is in compliance in all material respects with laws and regulations applicable to the plants and operations of the Company and its subsidiaries.  During the past five years, expenditures for environmental control activities and environmental remediation projects at the Company's operating facilities in the United States have not been a major portion of annual capital outlays and are not expected to be material in 2002.

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

While the Company is unable at this time to determine the aggregate cost of remediation at these sites, it has attempted to analyze its proportionate and actual liability by analyzing the amounts of waste contributed to the sites by the Company, the estimated costs for total remediation at the sites, the number and identities of other PRPs, and the level of insurance coverage.  With respect to some sites at which the Company or its subsidiaries have been named as PRPs, the Company cannot accurately estimate the future remediation costs.  At several sites, the remedial action to be implemented has not been determined for the site.  In other cases, the Company or its subsidiary has only recently been named as a PRP and is collecting information on the site.  Finally, in some cases, the Company believes it has no liability at the site and is actively contesting designation as a PRP.

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

In 2001, various plants and facilities of the Company commenced development and implementation, or achieved certification for, of ISO 14001 standards for an environmental management system.  This activity will continue in 2002. Efforts to complete ISO 14001 across all Company facilities are continuing.

ITEM 2.   PROPERTIES

Cummins worldwide manufacturing facilities occupy approximately 15 million square feet, including approximately 9 million square feet in the United States.  Principal manufacturing facilities in the United States include the Company's plants in Southern Indiana; Wisconsin; New York; Iowa; Tennessee; Minnesota, as well as an engine manufacturing facility in North Carolina, which is operated in partnership with CNH Group NV, who acquired Case Corporation, the former partner, in 1999.

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

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "CUM".  For information concerning quoted market prices of the Company's common stock, information regarding dividends paid and the number of common stock shareholder's, see Note 16 to the Consolidated Financial Statements.  For other matters related to common stock and shareholder's investment, see Note 12 to the Consolidated Financial Statements.

The Company's bylaws provide that Cummins is not subject to the provisions of the Indiana Control Share Act.  However, Cummins is governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the Company.

ITEM 6.   SELECTED FINANCIAL DATA
$ Millions, except per share amounts	2001	2000	1999	1998	1997
Net sales	$5,681	$6,597	$6,639	$6,266	$5,625
Net earnings (loss)	(102)	8	160	(21)	212
Earnings (loss) per share: Basic Diluted	(2.66) (2.66)	..20 ..20	4.16 4.13	(.55) (.55)	5.55 5.48
Cash dividends per share	1.20	1.20	1.125	1.10	1.075
Total assets	4,335	4,500	4,697	4,542	3,765
Long-term debt	915	1,032	1,092	1,137	522

In the second quarter 2001, Company results included charges of $125 million ($84 million after tax, or $2.20 per share) reflecting restructuring actions, asset impairment write-downs and other costs largely associated with the Engine Business.  These actions were taken in response to the continuing downturn in the North American truck industry.  The charges included $14 million attributable to workforce reductions actions, $110 million for asset impairment charges related to equipment, tooling and other investments supporting a new engine development program that was cancelled and $1 million attributed to the divestiture of a small business operation.

During the fourth quarter 2000, the Company announced restructuring plans in response to the down turn in the North American heavy-duty truck market and related conditions and recorded a $160 million ($103 million after tax) restructuring charge.  The charge included workforce reduction costs of $42 million, $102 million for asset impairments, and $16 million associated with exit costs to close or consolidate a number of small business operations.

In 1999, the Company announced plans to terminate its joint venture in Cummins Wärtsilä and recorded a $60 million restructuring charge in the fourth quarter.

In 1998, the Company's results included charges totaling $217 million, comprised of $125 million associated with a restructuring program designed to address the declining business trends in Asia, leverage manufacturing overhead costs, improve joint venture operating performance and arrive at an agreement with the U.S. Environmental Protection Agency, $78 million for revised estimates of additional product coverage cost for base and extended warranty programs, and $14 million in inventory write-downs related to restructuring activities.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

FINANCIAL OVERVIEW

In 2001 Cummins had a net loss of $102 million, or $2.66 per share, on sales of $5.7 billion.  Results, however, included a net after tax charge of $84 million for costs associated with restructuring actions and asset impairment write-downs.  Excluding this charge, Cummins net loss would have been $18 million, or $.47 per share.  Earnings before interest and income taxes was a $42 million loss.  Excluding the charge, earnings before interest and taxes would have been $83 million.  In comparison, 2000 results were net earnings of $8 million, or $.20 per share, on sales of $6.6 billion.  Results in 2000 also included a net after tax charge of $103 million for restructuring actions and asset impairment write-downs. Excluding these charges, Cummins net earnings would have been $111 million and earnings before interest and income taxes would have been $249 million.  As reported, 2000 earnings before interest and taxes were $89 million.  In 1999, Cummins results were net earnings of $160 million, or $4.13 per share, on sales of $6.6 billion.  Results in 1999 included a $45 million net after tax charge for costs associated with the dissolution of the Wärtsilä joint venture.

RESULTS OF OPERATIONS

Net Sales

In 2001 Cummins net sales were $5.7 billion compared to $6.6 billion in 2000 and $6.6 billion in 1999.  The net sales decrease of $.9 billion is attributable to a reduction in Engine Business sales which declined 23 percent compared to 2000 and 26 percent compared to 1999.  Revenues from the Engine Business were 55 percent of net sales in 2001 compared to 61 percent in 2000 and 64 percent in 1999.  The decrease in Engine Business sales resulted primarily from lower shipments to North American OEM's (original equipment manufacturers) which were effected by the sharp downturn in the North American automotive industry and construction markets.

The Company's reporting structure is organized primarily by the markets served and secondarily by products and geographical territories.  In the fourth quarter of 2001, Cummins realigned its reporting structure and created a new business segment, International Distributor Business, as a result of the size and growing importance of the retail distribution business.  Previously, the retail distribution business had been combined within the Filtration and Other Business segment.  Accordingly, certain historical business segment data has been restated and reclassified to reflect this change.  A more complete disclosure of information regarding the Company's business segments can be found in Note 13 to the Consolidated Financial Statements.

The Company's net sales for each of its four operating segments during the last three years were:
$ Millions	2001	2000	1999
Engine	$3,121	$4,050	$4,225
Power Generation	1,422	1,395	1,356
Filtration and Other	889	902	863
International Distributor	562	555	491
Elimination of intersegment revenue	(313)	(305)	(296)
	$5,681 =====	$6,597 =====	$6,639 =====

Engine Business

Cummins Engine Business shipped 284,200 engines in 2001, down 108,500 units or 28 percent, compared to 2000 and down 113,800 units, or 29 percent, compared to 1999.  A summary of unit shipments by engine classification during the last three years follows:
Unit shipments	2001	2000	1999
Midrange	231,900	302,400	283,300
Heavy-duty	48,200	86,300	111,500
High-horsepower	4,100	4,000	3,200
	284,200 ======	392,700 ======	398,000 ======

Cummins Engine Business, the Company's largest business segment, produces engines and parts for sale to customers in automotive and industrial markets.  Engine Business customers are serviced through the Company's direct sales and service departments of its worldwide distribution network.  The engines are used in trucks of all sizes, buses and recreational vehicles, as well as a variety of industrial applications including construction, mining, agriculture, marine, rail and military.  Engine Business revenues were $3.1 billion in 2001, down $.9 billion or 23 percent below 2000 and down $1.1 billion or 26 percent lower than 1999.  A summary of Engine Business sales by market application during the last three years follows:
$ Millions	2001	2000	1999
Heavy-duty Truck	$ 940	$1,444	$1,790
Medium-duty Truck and Bus	577	662	637
Light-duty Automotive	576	830	776
Industrial	748	873	839
High horsepower Industrial	280	241	183
	$3,121 ======	$4,050 ======	$4,225 ======

Heavy-duty Truck

Sales to the heavy- duty truck market declined $504 million, or 35 percent below 2000 and 47 percent below 1999 sales levels reflecting the continued downturn in the North American trucking industry characterized by high inventory levels of new and used trucks.  Unit shipments in 2001 to the North American heavy-duty truck market were 44 percent lower than the previous year and 57 percent lower than 1999.

Medium-duty Truck and Bus

Sales to the medium-duty truck and bus market declined $85 million, or 13 percent below 2000 sales and were down $60 million, or 9 percent, from 1999 sales levels.  A majority of the sales decrease is attributable to medium-duty truck engines, reflecting lower market conditions in the North American truck industry.  Engine sales to the bus market were essentially level compared to 2000 but were 43 percent higher than 1999, primarily from increased sales to international markets which were up 26 percent over 2000 levels.

Light-duty Automotive

Sales of $576 million in the light-duty automotive market were down $254 million or 31 percent less than 2000 sales and 26 percent below 1999 sales.  Shipments to DaimlerChrysler AG for the Dodge Ram pickup declined 36 percent and 25 percent below shipments in 2000 and 1999, respectively.  While the light-duty automotive market has also experienced a downturn, volumes were primarily impacted by production constraints preceding the 2002 model changeover at DaimlerChrysler AG.  Engine revenues from the recreational vehicle market were down 7 percent while unit shipments were down 15 percent compared to 2000 and down 25 percent compared to 1999.

Industrial

Sales of engines to the construction, marine and agricultural markets were down 14 percent compared to 2000 and 11 percent compared to 1999.  Most of the decline was in the construction market where sales were down 18 percent compared to 2000 and 1999 as OEM's adjusted production schedules for lower volumes.  Marine sales were down 8 percent compared to 2000 but up 4 percent over 1999 sales levels.  Engine sales to the agricultural equipment market were down 2 percent, compared to an increase of 10 percent in 1999.

High-horsepower Industrial

Sales of high horsepower engines to the mining, rail and government markets were $280 million, an increase of 16 percent compared to 2000 and up 53 percent over 1999 levels.  Unit shipments were up 3 percent compared to 2000 but increased 28 percent compared to 1999 reflecting a change in sales mix to higher priced units as the Company continues to gain market share in the mining sector of high horsepower engines.  Engine sales to government contractors were down 20 percent compared to 2000 and were essentially flat with 1999.  Sales to the rail car market, comprised largely of European and Asia demand, increased 38 percent over 2000 and have more than doubled since 1999.

Power Generation Business

Revenues of $1.4 billion in 2001 for the Power Generation Business were 2 percent higher than in 2000 and 5 percent higher than in 1999.  Sales of the Company's generator sets in 2001 were up 9 percent compared to 2000 and up 10 percent compared to 1999.  Sales of generator drive engines to generator assemblers were down 9 percent from the prior year but increased 7 percent from 1999.  Alternator sales decreased 2 percent as compared to 2000 and were down 13 percent compared to 1999.  Sales of small generator sets for recreational vehicles and other consumer applications were down 7 percent compared to last year and down 6 percent from 1999.

Power generation revenues in North America were down slightly compared to the prior year.  Sales to international areas were up 6 percent compared to 2000, primarily in Latin America and Brazil offset by lower demand in Australia and Southeast Asia.

Filtration and Other Business

Sales of $889 million in 2001 for this business were down slightly from 2000 sales of $902 million but were up 3 percent over 1999 sales of $863 million.  Sales of filtration products in 2001 were down 4 percent compared to 2000 primarily reflecting lower demand for OEM truck and construction products as well as reduced sales to small engine and equipment manufacturers.

Sales of Holset turbochargers, which are included in this segment, increased 16 percent over the prior year, primarily due to higher sales in Europe and China.

International Distributor Business

Cummins presently owns 17 distributorships covering geographical territories in over 25 countries with all distributorship locations reported in this segment outside of the United States.  Sales of Cummins owned international distributorships, which are engaged in the sale of engines, generator sets, service parts and service and repair activity on Cummins products, increased slightly during 2000 and were up 14 percent over 1999.

Geographic Markets

The Company's net sales by geographic region for each of the last three years were:
$ Millions	2001	2000	1999
United States	$3,045	$3,775	$4,064
Asia/Australia	901	905	818
Europe/CIS	832	860	800
Mexico/Latin America	471	451	375
Canada	303	418	473
Africa/Middle East	129	188	109
	$5,681 =====	$6,597 =====	$6,639 =====

Sales to international markets represented 46 percent of Cummins revenues in 2001, compared to 43 percent in 2000 and 39 percent in 1999.  Asia/Australia sales, comprising 16 percent of total sales in 2001 and 34 percent of total international sales, were basically level compared to 2000 and up 10 percent compared to 1999.  Sales to China increased 11 percent, largely driven by higher bus engine sales, sales to Korea declined 16 percent, and sales to Japan and Southeast Asia were down 8 percent.  Power generation sales to the Asia/Australia markets were down 7 percent from 2000.  Europe and CIS sales (Commonwealth of Independent States), representing 15 percent of Cummins 2001 sales, were down 3 percent compared to 2000 and were 4 percent higher than 1999.  Power generation sales to the Europe/CIS market were unchanged from the prior year.  Sales to Mexico/Latin America were up 4 percent over 2000 and up 26 percent over 1999 mainly from increased demand for power generation equipment in Brazil while heavy duty and medium-duty engine sales declined in this market.  Business in Canada, representing 5 percent of Cummins 2001 sales were down 28 percent compared to 2000 resulting from the downturn in the North American heavy duty-truck market.  Sales to Africa/Middle East, representing 2 percent of sales in 2001, declined $59 million, or 31 percent compared to 2000.  A majority of the decrease in the Africa/Middle East market was attributable to lower sales in Turkey.

Gross Margin

Cummins gross margin was $1.0 billion in 2001, $1.3 billion in 2000 and $1.4 billion in 1999 with related gross margin percentage of 18.0 percent, 19.1 percent and 21.4 percent, respectively.  The most significant factors affecting the Company's gross margin percentage in 2001 and 2000 were lower absorption of fixed manufacturing costs in the Engine Business as a result of declining sales volumes and changes in product mix.  The effect of lower sales volumes had an unfavorable impact on gross margin of approximately $230 million, or 4 percent of net sales, in 2001.  Partially offsetting the volume shortfall were benefits from the Company's cost reduction efforts and lower product coverage costs during 2001.  Product coverage costs were 3.4 percent of net sales in 2001 compared to 4.2 percent in 2000 and 3.7 percent in 1999.

Operating Expenses

Selling, Administrative, Research and Engineering Expenses

Total selling, administrative, research and engineering expenses declined $72 million or 7 percent compared to 2000 and were down $78 million or 8 percent compared to 1999.

Selling and administrative expenses were $728 million in 2001, down $48 million or 6 percent lower than 2000 expenses and down $53 million, or 7 percent below 1999 expenses.  A majority of the decrease in selling and administrative expenses resulted from the Company's cost reduction efforts, including the benefits of restructuring actions over the last two years and lower spending across all business segments.

Research and engineering expenses were $220 million, down $24 million, or 10 percent, compared to 2000.  Compared to 1999, expenses decreased $25 million, or 10 percent.  Most of the reduction in research and engineering expenses was a result of ongoing cost reduction efforts and the discontinuance of a new engine development program, partially offset by increased costs for heavy-duty engineering projects and expenses related to 2002 emissions standards compliance.

Results of Joint Ventures and Alliances

The Company's earnings from joint ventures and alliances were $10 million in 2001, compared to earnings of $9 million in 2000 and losses of $28 million in 1999.  The improvement in earnings over 1999 resulted from the dissolution of the Wärtsilä joint venture in the fourth quarter of 1999.  Total revenue from Cummins joint ventures and alliances was $1.4 billion in 2001 compared to $1.5 billion in 2000 and $1.3 billion in 1999.

In April 2001, Cummins formed a joint venture with Westport Innovations, located in British Columbia, to develop and market low-emissions, high performance natural gas engines for on-highway, industrial and power generation markets.  In May 2001, Cummins Power Generation's Newage International subsidiary formed a joint venture with AvK/SEG.  The partnership offers the world's broadest range of industrial alternators from 0.5 kvA to 30,000 kvA.

A more complete financial summary of joint ventures and alliances is included in Note 5 to the Consolidated Financial Statements.

Interest Expense

Interest expense of $76 million in 2001 was $10 million lower than 2000 and $1 million higher than in 1999.  Lower borrowing levels as a result of the preferred securities issuance and reduced interest rates in 2001 accounted for the decrease from 2000.  Increased borrowings and lower capitalization of interest accounted for the increase as compared to 1999.  Interest payments for 2001, 2000 and 1999 are disclosed in a separate caption in the Consolidated Statement of Cash Flows.

Other (Income) Expense

Other (income) expense netted to zero in 2001 compared to $1 million income in 2000 and $8 million expense in 1999.  Other (income) and expense includes the results of several different transactions including amortization of intangibles, foreign currency exchange, interest income, royalty income, gains or losses on the sale of businesses and other miscellaneous items.  The major components of other (income) expense are disclosed in Note 4 to the Consolidated Financial Statements.

Restructuring, Asset Impairment and Other Charges

Beginning in the second half of 2000, Cummins experienced a decline in demand for its products in several North American end markets.  These markets included heavy-duty trucks, medium-duty trucks, construction equipment and a number of consumer demand driven segments such as the Dodge Ram pickup truck, recreational vehicles, and exhaust systems for off-road recreational and lawn equipment.  In response to the downturn and continuing market deterioration, Cummins announced a fourth quarter restructuring program designed to consolidate operations and reduce costs.  The program resulted in a $160 million pre-tax charge ($103 million after tax).  The restructuring program focused largely (but not exclusively) on the Company's Engine Business segment and included charges for workforce reductions, asset write-downs of certain equipment related to heavy-duty engine production and information technology software and other costs associated with closing, consolidating or exiting a number of smaller businesses.  The Company expects the restructuring actions to result in annual savings of approximately $55 million upon completion.

In the second quarter of 2001, as a result of the further downturn in the North American trucking industry and other markets and the decision to terminate the development of a new engine program, the company announced further restructuring actions and recorded charges of $125 million ($84 million after tax).  The charges were attributable to workforce reduction actions, asset impairment charges related to tooling and investment in the new engine development program and charges to divest a small business operation.  The Company expects to complete these restructuring actions in 2002 and expects benefits of $35 million upon completion.

A more complete discussion and disclosure of the Company's restructuring actions during the last three years is included in Note 3 to the Consolidated Financial Statements.

Provision for Income Taxes

The Company's income tax provision in 2001 was a benefit of $42 million, combining a negative effective tax rate of 17 percent from operations and an effective tax rate of 33 percent from restructuring charges.  The effective tax rate from operations in 2001 reflected reduced taxes on export sales, research tax credits and dividends on preferred securities, which are deductible as interest expense for federal tax purposes.  In 2000, the Company's tax benefit was $19 million, reflecting an effective tax rate from operations of 23 percent and an effective tax rate of 35 percent from restructuring charges.  In 1999, the Company's tax provision was $55 million, reflecting an effective tax rate of 25 percent for both operations and restructuring charges.  Note 9 to the Consolidated Financial Statements contains a more complete disclosure of the Company's income taxes.  The amount of income taxes paid in 2001, 2000 and 1999 is disclosed in the Consolidated Statement of Cash Flows.

Minority Interest

Minority interest in Cummins net earnings of consolidated entities was $15 million in 2001, an increase of $1 million from 2000 and an increase of $9 million from 1999.  The increase from 2000 was primarily due to higher earnings attributable to minority partners of Cummins India Limited and improved performance from the Company's fuel systems joint venture with Scania.

LIQUIDITY AND CAPITAL RESOURCES

Since fiscal 2000, the Company has made a strategic effort to reduce its borrowings, improve its cost structure and improve efficiencies from continuing operations through monetization of assets and restructuring actions.  As a result, Cummins management has undertaken various initiatives to improve cash flow, reduce debt obligations and improve financial flexibility during that period.

During the fourth quarter of 2000, the Company entered into a receivable securitization program which provides a cost-effective method to fund trade accounts receivables.  This program diversifies the company's funding base by providing a flexible source of funding that is not reported on the Company's balance sheet.  Note 2 to the Consolidated Financial Statements contains a more complete description of the securitization program and discloses certain cash flows related to the program.

In the second quarter of 2001, Cummins Capital Trust, a wholly-owned subsidiary, issued 6 million shares of cumulative convertible preferred securities subject to mandatory redemption.  The net proceeds from the issuance, $291 million, were used to repay outstanding indebtedness under the Company's revolving credit agreement.  Dividends on the preferred securities are payable at an annual rate of 7% of the $50 liquidation preference on March 15, June 15, September 15 and December 15 of each year or approximately $5.3 million in each quarter.  A complete description of the preferred securities is disclosed in Note 7 to the Consolidated Financial Statements.

During the second and third quarters of 2001, the Company entered into three sale-leaseback agreements whereby it sold certain manufacturing equipment and aircraft and received $143 million in proceeds from the transactions.  The leases were accounted for as operating leases.  Proceeds from the transactions were used to reduce indebtedness and fund working capital requirements.  Note 14 to the Consolidated Financial Statements contains a description of the sale-leaseback transactions.

During 2000 and 2001, the Company recorded significant charges to restructure its operations, largely focused in the Engine Business.  These actions and the resulting charges were taken in response to the downturn in the North American trucking industry and related conditions and included workforce reductions, asset impairment losses, termination of a new engine development program and other charges.  Total cash outflows associated with these actions approximated $104 million, the majority of which has already been expended.  The associated annual savings of these restructuring actions are estimated at $90 million upon completion.  Note 3 to the Consolidated Financial Statements describes in more detail the restructuring actions the Company has taken during the last three years.

Cummins operations have historically generated sufficient cash to fund its businesses, capital expenditures and dividend payments.  Cash provided by continuing operations is a major source of working capital funding.  At certain times, the Company's cash provided by operations is subject to seasonal fluctuations, and as a result, periodic borrowings are used to fund working capital requirements.  The Company has available various short and long-term bank credit arrangements which are more fully disclosed in Note 6 of the Consolidated Financial Statements.  These credit arrangements and the receivable securitization program provide the financial flexibility Cummins requires to satisfy future short and long-term funding requirements.

Key elements of the Company's cash flows for the last three years follows:
$ Millions	2001	2000	1999
Net cash provided by operating activities	$ 144	$ 388	$ 307
Net cash used in investing activities	(86)	(312)	(166)
Net cash used in financing activities	(27)	(86)	(105)
Effect of exchange rate changes on cash	(1)	(2)	-
Net change in cash	$ 30	$ (12)	$ 36

Net cash provided by operating activities was $144 million for 2001 compared with $388 million for 2000 and $307 million for 1999.  The decrease was largely due to the decline in net earnings, repayment of funding under the receivable securitization program and a reduction in accounts payable and accrued expenses offset by a reduction in inventory.  Cash flows provided by the reduction in receivables was $202 million and net of the $164 million securitization repayment, was $38 million in 2001 compared to $273 million in the prior year.

Net cash used in investing activities was $86 million in 2001, down $226 million from 2000 and down $80 million from 1999.  Most of the decline in cash used in investing activities was a result of $143 million cash inflows from the sale and leaseback transactions and a reduction in business acquisitions in 2001 compared to 2000.  In 2000, the Company acquired a distributorship in South Africa and purchased assets from the dissolved Wärtsilä joint venture.  Capital expenditures in 2001 decreased $22 million compared to 2000 and $9 million below 1999 as the Company reduced spending levels to improve cash flows.

Net cash used in financing activities was $27 million in 2001 compared to $86 million in 2000 and $105 million in 1999.  Cash uses were for dividend payments and payments on borrowings reduced by proceeds from the preferred securities issuance.  Net payments on borrowings were $257 million in 2001 as the Company used proceeds from the preferred securities issuance to reduce indebtedness.  The Company did not repurchase any of its common stock during 2001.  As a result, the amount of cash used in financing activities was reduced compared to common stock repurchases of $16 million in 2000 and $34 million in 1999.

Cash and cash equivalents increased $30 million during the year and were $92 million at the end of 2001.  Based on projected cash flows from operations and existing credit facilities, management believes the Company has available sufficient liquidity to meet anticipated capital, debt and dividend requirements in the foreseeable future.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of payments due by period of the Company's contractual obligations and commercial commitments as of December 31, 2001 are shown in the tables below.  A more complete description of these obligations and commitments is included in the Notes to the Consolidated Financial Statements as referenced below.
Contractual Cash Obligations $ Millions	2002	2003-2004	2005- 2006	After 2006	Total
Loans payable	$ 21	$ -	$ -	$ -	$ 21
Long-term debt	7	140	243	529	919
Capital lease obligations	2	2	1	-	5
Operating leases	64	105	75	180	424
Preferred Securities of Subsidiary Trust	-	-	-	291	291
	$ 94 ====	$ 247 ====	$ 319 ====	$1,000 =====	$1,660 =====
Other Commercial Commitments $ Millions
Standby letters of credit	$ 20	$ -	$ -	$ -	$ 20
Guarantees	75	-	-	-	75
	$ 95 ====	$ - ====	$ - ====	$ - =====	$ 95 =====

The above contractual obligations contain financial covenants that require the Company to maintain certain financial ratios and minimum net worth levels as defined in the agreements, and minimum credit ratings related to the Company's unsecured debt.  Several of the agreements covering bank loans, credit agreements and leases contain 'rating triggers', which typically provide creditors with certain rights in the event that Cummins credit ratings change to predetermined levels.  These rights include but are not limited to increases in loan pricing and requirements to provide letters of credit.  Following is a discussion of Cummins financial arrangements that contain rating triggers.

Accounts receivable securitization program -- This short-term financing arrangement requires Cummins to maintain a minimum investment grade credit rating for its long-term unsecured debt.  Should events cause Cummins credit ratings to be lowered below investment grade, lenders would no longer be obligated to provide future funds against the Company's receivable balance.  The program would be discontinued as the receivables are collected and lenders repaid.  As of December 31, 2001, $55 million was funded under this program.  A more complete disclosure of this program is disclosed in Note 2 to the Consolidated Financial Statements.

Financing arrangements for independent distributors - Cummins is a guarantor for certain independent distributor's revolving loans, term loans and leases in excess of a specified borrowing base.  The financing arrangement for U.S. distributors requires Cummins to maintain a minimum investment grade credit rating for its long-term unsecured debt.  Should events cause Cummins credit ratings to be lowered below investment grade, the lending institutions would no longer be obligated to provide funding to U.S. distributors under the current terms of the agreement.  As of December 31, 2001, the amount of Cummins guarantee related to financing arrangements for U.S distributors was $30 million.  The amount of guarantees related to financing arrangements for international distributors, which is not affected by rating triggers, is $19 million.

The Company maintains a $500 million revolving credit agreement with a group of banks.  The interest rate applicable to borrowings under the agreement is based on the Company's credit rating.  Should events cause Cummins credit rating to be lowered, the Company would experience an increase in interest rates under this agreement.  As of December 31, 2001, there were no outstanding borrowings under this agreement.  Note 6 to the Consolidated Financial Statements contains a more complete description of Cummins revolving credit agreement.

Equipment sale-leaseback -- In 2001, Cummins entered into a sale-leaseback agreement whereby it sold certain manufacturing equipment and leased it back under an operating lease.  The agreement requires Cummins to maintain a minimum investment grade credit rating.  Should events cause Cummins credit rating to be lowered below investment grade, the Company is required to obtain irrevocable, unconditional standby letters of credit up to $50 million which shall continue until the Company has maintained a minimum investment grade credit rating for 12 consecutive months.  The equipment sale-leaseback transaction is disclosed in Note 14 to the Consolidated Financial Statements.

Legal/Environmental Matters

The Company and its subsidiaries are defendants in a number of pending legal actions that arise in the normal course of business, including environmental claims and actions related to use and performance of the Company's products.  Such matters are more fully described in Note 16 to the Consolidated Financial Statements.  In the event the Company is determined to be liable for damages in connection with such actions or proceedings, the unreserved portion of any such liability is not expected to have a material adverse effect on the Company's results of operations, cash flows or financial condition.

Market Risk

The Company is exposed to financial risk resulting from changes in foreign exchange rates, interest rates and commodity prices.  This risk is closely monitored and managed through the use of financial instruments including interest rate swaps, options, forwards and other derivative contracts.  As clearly stated in the Company's policies and procedures, financial instruments are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes.  Transactions are only entered into with banking institutions that have strong credit ratings, and thus the credit risk associated with these transactions is not considered significant.  The results and status of hedging transactions are reported to senior management on a monthly and quarterly basis.  Note 10 to the Consolidated Financial Statements contains further information regarding financial instruments and risk management.

The following describes the Company's risk exposures and provides results of sensitivity analyses performed on December 31, 2001.  The sensitivity tests assumed instantaneous, parallel shifts in foreign currency exchange rates, interest rate yield curves and commodity prices.

Foreign Exchange Rates

Cummins is exposed to foreign currency exchange risk as a result of its international business presence.  The Company transacts extensively in foreign currencies and has significant assets and liabilities denominated in foreign currencies.  As a result, corporate earnings experience some volatility related to movements in foreign currency exchange rates.  In order to benefit from global diversification and naturally offsetting currency positions, foreign exchange balance sheet exposures are aggregated and hedged at the corporate level primarily through the use of foreign exchange forward contracts.  The objective of the hedging program is to reduce the impact of changes in foreign exchange rates on earnings resulting from the translation of net foreign exchange balance sheet positions.

A uniform 10 percent adverse movement in foreign currency exchange rates relative to the U.S. dollar would decrease net earnings by approximately $5 million for the year ending December 31, 2001.  The sensitivity analysis of the effects of changes in foreign currency exchange rates ignores the impact of foreign exchange movements on Cummins competitive position, potential changes in sales levels and the offsetting impact on income of the revaluation of the underlying balance sheet exposures.

Interest Rates

The Company is also exposed to interest rate risk as result of its indebtedness.  The Company's objectives in managing its exposure to changes in interests rates are to limit the effect of interest rate changes on earnings and cash flows and to lower the overall cost of borrowing funds.  To achieve its objectives, the Company primarily uses interest rate swap agreements to manage exposure to interest rate changes related to its borrowing arrangements.  A uniform 10 percent increase in interest rates, which would remain fixed at the new, higher level for a one-year period, would result in a decrease in net earnings of $2 million.   This sensitivity analysis does not consider the change in the Company's competitive environment indirectly related to changes in interest rates and management's response to these changes.

Commodity Prices

The Company is also exposed to fluctuations in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers.  Given the historical volatility of commodity prices, this exposure can significantly impact product costs.  To reduce the effect of changing raw material prices for select commodities, Cummins has entered into commodity swap agreements to hedge a portion of its anticipated raw material purchases on selected commodities.  A uniform 10 percent increase in the price of commodities covered by commodity swap agreements, with prices then remaining fixed for a 12-month period, would result in a decrease of net earnings of $1 million.

Disclosure Regarding Forward-looking Statements

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

Future Factors include increasing price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; the mix of products; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes, including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the cyclical nature of Cummins business; the outcome of pending and future litigation and governmental proceedings; and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support Cummins future business.

These are representative of the Future Factors that could affect the outcome of the forward-looking statements.  In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the information regarding disclosures about market risk under "Management's Discussion and Analysis" on pages 20 and 21.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

See Index to Financial Statements on page 23.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information appearing under the caption "Election of Directors" of the Company's definitive Proxy Statement for the Annual Meeting of the Shareholders to be held on April 2, 2002 ("the Proxy Statement") is incorporated by reference in partial answer to this item.  Except as otherwise specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this report.

The executive officers of the Company at February 28, 2002 are set forth below.  The Chairman and Chief Executive Officer is elected annually by the Board of Directors at the Board's first meeting following the Annual Meeting of the Shareholders.  Other officers are appointed by the Chairman and Chief Executive Officer, are ratified by the Board of Directors and hold office for such period as the Board of Directors or Chairman and Chief Executive Officer may prescribe.
Name	Age	Present Position and Business Experience During Last 5 Years
Jean S. Blackwell	47	Vice President - Cummins Business Services (March 2001 to present), Vice President - Human Resources (1997 to 2001), Vice President - General Counsel (1997)
Steven M. Chapman	48

Vice President - International and General Manager International Distributor Business (as of February 2002), Vice President - International (2000-2002), Vice President - China and Southeast (1996-2000)

John K. Edwards	57	Executive Vice President and President - Power Generation (February 2002 to present), Executive Vice President and Group President - Power Generation (1996 to February 2002)
Tom Linebarger	38

Vice President and Chief Financial Officer (November 2000 to present), Vice President - Supply Chain Management (1998 to 2000), Managing Director - Holset Engineering Company Ltd (1997 to 1998), Senior Manager - Engineering Operations and Technical Centre Leader, Holset (1996 to 1997)

F. Joseph Loughrey	52	Executive Vice President and President - Engine Business (October 1999 to present), Executive Vice President and Group President - Industrial and Chief Technical Officer (1996 to 1999)
Rick J. Mills	54	Vice President and President - Filtration and Fleetguard, Inc. (February 2000 to present), Vice President - Corporate Controller (1996 to 2000)
Theodore M. Solso	54	Chairman and Chief Executive Officer (January 2000 to present), President and Chief Operating Officer (1995 to 2000)
John C. Wall	50	Vice President and Chief Technical Officer (March 2000 to present), Vice President - Research and Development (1995 to 2000)

ITEM 11.   EXECUTIVE COMPENSATION

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

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Documents filed as a part of this report:
(a) (1)	Financial Statements See Index to Financial Statements below for a list of the financial statements filed as a part of this report
(a) (3)	See the Exhibit Index on page 51 for a list of the exhibits filed or incorporated herein as part of this report
(b)	Reports on Form 8-K There were no Form 8-K filings during the fourth quarter of 2001.

RESPONSIBILITY FOR FINANCIAL STATEMENTS

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

Management maintains a system of accounting and controls, including an internal audit program to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and accounting records are reliable for preparing financial statements.  The system of accounting and controls is improved and modified in response to changes in business conditions and operations and recommendations made by the internal auditors and Arthur Andersen LLP.

The Board of Directors has an Audit Committee composed of outside directors.  The committee meets periodically with management, internal auditors and Arthur Andersen LLP to review the Company's program of internal controls, audit plans and results of audit examinations, and recommendations of the internal and external auditors to improve the system of accounting and controls and management's responses to those recommendations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Cummins Inc:

We have audited the accompanying consolidated statement of financial position of Cummins Inc., (an Indiana corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows and shareholders' investment for each of the three years in the period ended December 31, 2001.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cummins Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                                                        ARTHUR ANDERSEN LLP

Chicago, Illinois,
January 21, 2002

CUMMINS INC.
CONSOLIDATED STATEMENT OF EARNINGS
$ Millions, except per share amounts	2001	2000	1999
Net sales	$ 5,681	$ 6,597	$ 6,639
Cost of goods sold	4,660	5,338	5,221
Gross margin	1,021	1,259	1,418
Operating expenses: Selling and administrative expenses	728	776	781
Research and engineering expenses	220	244	245
Joint ventures and alliances (income) expense	(10)	(9)	28
Other (income) expense, net	-	(1)	8
Restructuring, asset impairment and other charges	125	160	60
Earnings (loss) before interest and income taxes	(42)	89	296
Interest expense	76	86	75
Provision (benefit) for income taxes	(42)	(19)	55
Minority interest	15	14	6
Dividends on preferred securities of subsidiary trust	11	-	-
Net earnings (loss)	$ (102) =====	$ 8 =====	$ 160 =====
Basic earnings (loss) per share	$ (2.66)	$ .20	$ 4.16
Diluted earnings (loss) per share	(2.66)	.20	4.13

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION

	December 31
$ Millions	2001	2000
Assets
Current assets
Cash and cash equivalents	$ 92	$ 62
Receivables, net of allowance of $9 and $8	656	724
Inventories	688	770
Other current assets	199	274
	1,635	1,830
Investments and other assets
Investments in and advances to joint ventures and alliances	216	201
Other assets	125	137
	341	338
Property, plant and equipment
Land and buildings	594	590
Machinery, equipment and fixtures	2,250	2,417
Construction in process	164	189
	3,008	3,196
Less accumulated depreciation	1,603	1,598
	1,405	1,598
Goodwill, net of amortization of $51 and $42	343	354
Other intangibles, deferred taxes and deferred charges	611	380
Total assets	$4,335 =====	$4,500 =====
Liabilities and shareholders' investment
Current liabilities
Loans payable	$ 21	$ 156
Current maturities of long-term debt	9	8
Accounts payable	366	388
Accrued salaries and wages	68	71
Accrued product coverage and marketing expenses	252	280
Income taxes payable	9	11
Other accrued expenses	245	309
	970	1,223
Long-term debt	915	1,032
Other liabilities	1,051	837
Minority interest	83	72
Cummins obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of Cummins	291	-
Shareholders' investment
Common stock, $2.50 par value, 150 million shares authorized, 48.6 million shares issued	121	122
Additional contributed capital	1,131	1,137
Retained earnings	567	718
Accumulated other comprehensive income	(326)	(167)
Common stock in treasury, at cost, 7.2 million shares	(289)	(290)
Common stock held in trust for employee benefit plans, 2.9 million and 3.1 million shares	(140)	(151)
Unearned compensation	(39)	(33)
	1,025	1,336
Total liabilities and shareholders' investment	$4,335 =====	$4,500 =====

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
$ Millions	2001	2000	1999
Cash flows from operating activities
Net earnings (loss)	$(102)	$ 8	$ 160
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	231	240	233
Restructuring and other non-recurring actions	49	132	38
Equity in losses of joint ventures and alliances	8	9	35
Changes in assets and liabilities:
Receivables	202	54	(200)
Proceeds (repayments) from sale of receivables	(164)	219	-
Inventories	67	9	(60)
Accounts payable and accrued expenses	(170)	(241)	162
Deferred income taxes	2	2	(31)
Other	21	(44)	(30)
Net cash provided by operating activities	144	388	307
Cash flows provided by (used in) from investing activities
Property, plant and equipment:
Additions	(206)	(228)	(215)
Disposals	20	11	22
Proceeds from sale-leasebacks	143	-	-
Investments in and advances to joint ventures and alliances	(46)	(53)	(36)
Acquisitions and dispositions of business activities	1	(42)	57
Other	2	-	6
Net cash used in investing activities	(86)	(312)	(166)
Net cash provided by operating and investing activities	58	76	141
Cash flows provided by (used in) financing activities
Proceeds from borrowings	-	1	28
Payments on borrowings	(9)	(65)	(90)
Net (payments) borrowings under short-term credit agreements	(248)	49	49
Repurchases of common stock	-	(16)	(34)
Dividend payments on common stock	(50)	(50)	(47)
Proceeds from issue of preferred securities of subsidiary trust	291	-	-
Other	(11)	(5)	(11)
Net cash used in financing activities	(27)	(86)	(105)
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)	-
Net change in cash and cash equivalents	30	(12)	36
Cash and cash equivalents at beginning of year	62	74	38
Cash and cash equivalents at end of year	$ 92 ====	$ 62 ====	$ 74 ====
Cash payments during the year for:
Interest	$ 80	$ 88	$ 82
Income taxes	20	73	56

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT
$ Millions	2001		2000		1999
Common stock
Balance at beginning of year	$ 122		$ 121		$ 120
Issued to trust for employee benefit plans	-		-		-
Other	(1)		1		1
Balance at end of year	121		122		121
Additional contributed capital
Balance at beginning of year	1,137		1,129		1,121
Issued to trust for employee benefit plans	(2)		(3)		-
Other	(4)		11		8
Balance at end of year	1,131		1,137		1,129
Retained earnings
Balance at beginning of year	718		760		648
Net earnings (loss)	(102)	$(102)	8	$ 8	160	$160
Cash dividends on common stock	(50)		(50)		(47)
Other	1		-		(1)
Balance at end of year	567		718		760
Accumulated other comprehensive income
Balance a beginning of year	(167)		(109)		(167)
Foreign currency translation, net of tax of $5, $7, and $(1)		(25)		(54)		4
Minimum pension liability, net of tax of $76, $1, and $(29)		(135)		(2)		55
Unrealized gain (loss) on securities, net of tax of $(2), $2 and $0		2		(2)		(1)
Unrealized (loss) on derivatives, net of tax of $0		(1)		-		-
Other comprehensive income	(159)	(159)	(58)	(58)	58	58
Comprehensive income		$(261)		$(50)		$218
Balance at end of year	(326)		(167)		(109)
Common stock in treasury
Balance at beginning of year	(290)		(274)		(240)
Repurchased	-		(16)		(34)
Issued	1		-		-
Balance at end of year	(289)		(290)		(274)
Common stock held in trust for employee benefit plans
Balance at beginning of year	(151)		(163)		(172)
Issued	-		-		-
Allocated to benefit plans	11		12		9
Balance at end of year	(140)		(151)		(163)
Unearned compensation
Balance at beginning of year	(33)		(35)		(38)
Unamortized value of restricted stock	(9)		-		-
Shares allocated to ESOP participants	3		2		3
Balance at end of year	(39)		(33)		(35)
Shareholders' investment	$1,025 =====		$1,336 =====		$1,429 =====
Shares of stock (millions)
Common stock, $2.50 par value, 150 million shares authorized
Balance at beginning of year	48.6		48.3		48.1
Shares issued	-		3.2
Balance at end of year	48.6		48.6		48.3
Common stock in treasury
Balance at beginning of year	7.2		6.8		6.1
Shares repurchased	-		.4		.7
Shares issued	-		-		-
Balance at end of year	7.2		7.2		6.8
Common stock held in trust for employee benefit plans
Balance at beginning of year	3.1		3.4		3.6
Shares issued	-		-		-
Shares allocated to benefit plans	(.2)		(.3)		(.2)
Balance a end of year	2.9		3.1		3.4

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

Principles of Consolidation:
The consolidated financial statements include all significant majority-owned subsidiaries.  Affiliated companies, joint ventures and alliances in which Cummins does not own a controlling interest, or for which control is expected to be temporary, are accounted for using the equity method.

Use of Estimates:
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts presented and disclosed in the financial statements.  Significant estimates require the exercise of judgment and are used for, but not limited to allowance for doubtful accounts, depreciation and amortization, product coverage programs, retirement plans, restructuring and asset impairment costs, income taxes and contingencies.  Actual results could differ from these estimates.

Revenue Recognition:
Cummins recognizes revenues on the sale of its products, net of estimated costs of returns, allowances and sales incentives, when the products are shipped to customers and title transfers.  Products are generally sold on open account under credit terms customary to the geographic region of distribution.  Cummins performs ongoing credit evaluations of its customers and generally does not require collateral to secure its accounts receivables.

Foreign Currency:
Assets and liabilities of foreign entities, where the local currency is the functional currency, have been translated at year-end exchange rates, and income and expenses have been translated to US dollars using weighted average exchange rates.  Adjustments resulting from translation have been recorded in a separate component of shareholders' investment and are included in net earnings only upon sale or liquidation of the underlying foreign investment.

For foreign entities where the US dollar is the functional currency, including those operating in highly inflationary economies, inventory, property, plant and equipment balances and related earnings statement accounts have been translated using historical exchange rates.  The resulting gains and losses have been included in the Consolidated Statement of Earnings and were net losses of $11 million in 2001, $14 million in 2000 and $2 million in 1999.

Derivative Instruments:
Cummins makes use of derivative instruments in its foreign exchange, commodity price and interest rate-hedging programs.  Derivatives currently in use are foreign currency forward contracts and commodity and interest rate swaps.  These contracts are used strictly for hedging and not for speculative purposes. Note 10 provides further on derivative financial instruments.

Cummins enters into commodity swaps to offset its exposure to price volatility for certain raw materials used in the manufacturing process and has the discretion to settle these transactions either in cash or by taking physical delivery.  As a result, these contracts are not considered financial instruments for accounting purposes but are accounted for as hedges.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 138 in 2000.  Under the new statements, all derivatives will be recorded at fair value in the financial statements.  The Company adopted these statements at the beginning of fiscal 2001 and evaluated and modified its hedging strategy as it applies to the new statements.  The effect of adopting these statements does not have a material effect on Cummins financial position or results of operations.

Other Costs:
Estimated costs of product coverage programs are charged to earnings at the time products are shipped to customers.  The Company has developed a model that uses historical payments of product coverage programs to estimate the remaining liability for its various product coverage programs.  The Company reviews and assesses the liability for these programs on a quarterly basis.

Research and development expenditures, net of contract reimbursements, are expensed when incurred and were $204 million in 2001, $224 million in 2000 and $218 million in 1999.

Income Tax Accounting:
The Company determines its provision for income taxes using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Future tax benefits of tax loss and credit carryforwards also are recognized as deferred tax assets.  Deferred tax assets are reduced by a valuation allowance to the extent the company concludes there is uncertainty as to their ultimate realization.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred taxes of a change in tax rates is recognized in income in the period that the change is enacted.

Cash Equivalents:
Cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase.

Inventories:
Inventories are stated at the lower of cost or net realizable value.  Approximately 22 percent of domestic inventories (primarily heavy-duty and high-horsepower engines and engine parts) are valued using the last-in, first-out (LIFO) cost method.  Other inventories are generally valued using the first-in, first-out (FIFO) cost method.  Inventories at December 31 were as follows:
$ Millions	2001	2000
Finished products	$ 365	$ 404
Work-in-process and raw materials	379	420
Inventories at FIFO cost	744	824
Excess of FIFO over LIFO	(56)	(54)
	$ 688 ====	$ 770 ====

Property, Plant and Equipment:
Property, plant and equipment are recorded at cost.  The cost of substantially all engine production equipment is depreciated using a modified units-of-production method, which is based upon units produced subject to a minimum level.  The cost of all other equipment is depreciated using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures.  Normal maintenance and repair costs are expensed as incurred.

Long Lived Assets:
The Company evaluates the carrying value of its long-lived assets by performing impairment tests whenever adverse events or changes in circumstances indicate a possible impairment loss.  Such impairment tests are based on a comparison of undiscounted cash flows to the carrying value of the asset.  If impairment is indicated, the asset carrying value is reduced to its fair market value or if fair market value is not readily available, the value is determined using an appropriate discount rate for expected cash flows.

Goodwill:
Goodwill represents the excess of purchase price over fair value of net assets acquired in business combinations accounted for as purchases.  Goodwill is being amortized using the straight-line method over periods not exceeding 40 years.  When events or circumstances occur that may indicate impairment, the Company evaluates the recoverability of goodwill by comparing its carrying value to the related current and projected annual sales, operating income and undiscounted annual cash flows while considering other economic factors such as business prospects, product development and market trends in the evaluation.  See "Recently Issued Accounting Pronouncements" below for a further discussion of goodwill.

Software:
Internal and external software costs (excluding research, reengineering and training) are capitalized and amortized generally over 3-5 years.  Capitalized software, net of amortization, was $105 million at December 31, 2001, $110 million at December 31, 2000 and $110 million at December 31, 1999.  Total software amortization expense was $34 million in 2001, $27 million in 2000 and $18 million in 1999.

Treasury Stock and Employee Stock Plans:
Treasury Stock transactions are accounted for using a weighted average cost method.

Stock option transactions are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123).  Under APB 25, the Company does not record compensation expense upon the issuance of stock options because the exercise price of stock options granted equals the market price on the date of grant.  However, consistent with the provisions of SFAS No. 123, a summary of the pro forma net earnings and per share amounts of accounting for stock options using the fair market value approach is disclosed in Note 12.

Earnings Per Share:
Basic earnings per share ("EPS") of common stock is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflect the potential dilution that could occur if options or securities were exercised or converted into common stock and the effect of the exercise or conversion was dilutive.  Shares of common stock held by the Company's Retirement Savings Plan (see Note 12) are excluded from weighted average shares outstanding for EPS calculation until distributed from the trust.
$ Millions, except per share amounts	2001	2000	1999
Net earnings (loss)	$ (102)	$ 8	$ 160
Weighted average shares outstanding
Basic	38.3	38.2	38.3
Dilutive effect of options	-	-	.3
Diluted	38.3	38.2	38.6
Net earnings (loss) per share
Basic	$(2.66)	$ .20	$ 4.16
Diluted	(2.66)	.20	4.13

For the year ended December 31, 2001, approximately .1 million shares attributable to the exercise of outstanding options and 2.9 million shares attributable to the conversion of the Company's Preferred Securities of Subsidiary Trust were excluded from the calculation of diluted EPS because the effect was antidilutive.

The weighted average diluted common shares outstanding for 2001, 2000 and 1999 excludes the dilutive effect of approximately 3.8 million, 3.6 million and 1.5 million common stock options, respectively, since such options have an exercise price in excess of the average market value of Cummins common stock during those years.

Recently Issued Accounting Pronouncements:
In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).  SFAS No. 142, which becomes effective January 1, 2002, requires the Company to discontinue the amortization of goodwill and establishes criteria in which existing goodwill is reallocated to applicable reporting units for purposes of performing impairment tests using a fair-value-based analysis.  If the fair value of the reporting unit's goodwill is less than the carrying value at the date of adoption, the Company must recognize an impairment loss as the effect of a change in accounting principle.  Subsequent to the initial adoption of SFAS No. 142, goodwill is subject to annual assessment for impairment or more frequently if certain events indicate possible impairment.  At December 31, 2001, the Company's goodwill related to consolidated entities was approximately $343 million.  Amortization of goodwill during 2001 was approximately $10 million.  The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the impact of the new standard on its financial statements.

Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143) was also issued by the FASB in June 2001 with an effective date of June 15, 2002. SFAS No. 143 requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset.  The Company does not believe the adoption of this statement will have a material effect on its financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".  SFAS No. 144 sets forth a single accounting model for the accounting and reporting for the impairment or disposal of long-lived assets and is effective January 1, 2002.  The Company is currently evaluating the provisions of SFAS No. 144 to determine the effect, if any, on its financial statements.

Note 2.   Sales of Receivables:

In December 2000, the Company entered into an agreement under which it sells an interest in designated pools of trade receivables to Cummins Receivable Corp., a special purpose subsidiary.  The subsidiary transfers an interest in its receivables, without recourse, to limited purpose receivable securitization companies (conduits) that are established and managed by an independent financial institution.  The conduits fund their purchases of receivables from the subsidiary by issuing commercial paper.  To maintain a balance in the designated pools of receivables sold, the Company sells new receivables as existing receivables are collected.  The Company's retained interests in the sold receivables are subordinate to the conduit's interests.  The agreement for the sale of receivables provides for continuation of the program on a revolving basis for a three-year period.  The terms of the agreement contain certain covenants, which among other restrictions require the Company to maintain a minimum investment grade credit rating on its long-term unsecured debt.  No accounts receivable sold to the subsidiary were written off during 2001 or 2000.  The weighted average interest rate on securitized repayments during 2001 and 2000 was 4.4 percent.

The sold receivables servicing portfolio which is included in receivables at December 31, and the proceeds from securitizations and other cash flows received from and paid to the special purpose subsidiary follows:
$ Millions	2001	2000
Sold receivables servicing portfolio	$ 231	$ 355
Proceeds outstanding from securitizations	55	219
Receivables entered into securitizations	3,032	741
Collections reinvested in securitizations	3,156	385
Servicing fees and interest	8	-

Note 3.   Restructuring, Asset Impairment and Other Charges:

In 1998, the company implemented a $125 million restructuring program designed to address the declining business trends in Asia, leverage overhead costs for manufacturing operations, improve joint venture operating performance and arrive at an agreement with the U.S. Environmental Protection Agency (EPA).  Of this amount, $77 million was attributable to restructuring programs related to majority owned operations, $23 million for restructuring joint venture operations and $25 million for a civil penalty from an agreement reached with the EPA regarding diesel engine emissions.  Included in the charge for majority owned operations was $38 million related to workforce reduction costs for approximately 1,100 people, $22 million for asset impairments on engine manufacturing equipment and facility consolidation and other exit costs of $17 million.  The charge for restructuring joint venture operations included $11 million for workforce reduction costs related to approximately 1,200 people, $7 million for a tax impairment loss and $5 million for other facility and exit costs.  During the third quarter of 2000, the company reallocated $7 million of excess restructuring charges for these actions to restructuring actions committed to during that quarter.  During 2001, $8 million in cash expenditures were charged against the liability for this restructuring action.  The Company has concluded this restructuring action and as of December 31, 2001 has charged approximately $124 million to liabilities associated with this program.

In 1999 the Company announced plans to terminate its joint venture in Cummins Wärtsilä and recorded a $60 million restructuring charge in the fourth quarter.  The charge included a $17 million write off of the Company's remaining investment in the joint venture, $29 million for impairment of assets transferred from the joint venture and $14 million for additional warranty and other liabilities assumed by the Company.  The joint venture was terminated December 31, 1999 and the Company's Power Generation Business assumed the operations and assets of the joint venture product line at its Daventry, England manufacturing facility.  The restructuring plan has concluded and as of December 31, 2001 approximately $ 61 million has been charged against the liabilities for this planned termination of which $2 million in cash expenditures were charged to this restructuring action in 2001.

During the fourth quarter of 2000, the Company announced restructuring plans in response to the downturn in the North American heavy-duty truck market and related conditions and recorded restructuring charges of $160 million.  The charges included workforce reduction costs of $42 million related to approximately 1,430 employees, $102 million for asset impairments (including $30 million for internally developed software) and $16 million associated with exit costs to close or consolidate a number of small business operations.  $72 million of the asset impairment charges included $38 million for a write-down of manufacturing equipment.  The equipment is expected to continue in use and be depreciated for approximately two years at which time it will be disposed of upon closure or consolidation of production operations.  The disposal value of the equipment was based upon estimated salvage proceeds and was excluded from the impairment charges.  The charges also included $17 million for other equipment and properties available for disposal, $10 million for investments and $7 million for intangibles and minority interests related to small business and investment divestitures.  In the fourth quarter 2001, the Company realigned its workforce reduction plan by reallocating $3 million of excess liabilities for workforce reduction actions to recent workforce reduction actions committed to during that quarter.  During 2001, approximately $26 million in cash expenditures was charged against the liability for this restructuring action.  As of December 31, 2001, $25 million of restructuring charges remained in accrued liabilities.  The Company expects to complete this restructuring action in 2002 with associated annual savings estimated at $55 million.

In the second quarter of 2001, as a result of the continuing downturn in the North American heavy-duty truck market and related conditions, the company announced further restructuring actions and recorded charges of $125 million ($84 million after tax, or $2.20 per share).  The charges included $14 million attributable to workforce reduction actions, $110 million for asset impairment and $1 million attributed to the divestiture of a small business operation.  $118 million of this charge was associated with the Engine Business, $5 million to the Power Generation Business and $2 million to the Filtration and Other Business.

The asset impairment charge was for equipment, tooling and related investment supporting a new engine development program that was cancelled during the quarter.  The charges included the investment in manufacturing equipment previously capitalized and cancellation charges for outstanding capital and tooling purchase commitments.  The charge was reduced by the estimated salvage value of the planned equipment disposal.  Workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation.  The charges included severance costs and related benefits of terminating approximately 400 salaried and 150 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations.  The company expects this restructuring action to be completed in 2002.  As of December 31, 2001, $7 million of restructuring charges remained in accrued liabilities.   Approximately $51 million in cash expenditures were charged against the liability for this restructuring action in 2001.  The associated annual savings are estimated at $35 million upon completion of this restructuring action.

The table below summarizes the major components and activity of the Company's restructuring, asset impairment and other charges during the last three years:
$ Millions	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Joint Ventures	Civil Penalty	Total
Balance at December 31, 1998	$ 26	$ 22	$ 9	$ 23	$ 25	$ 105
Charged to expense	-	-	-	60	-	60
Payments	(14)	-	(4)	(22)	(8)	(48)
Write-off of assets	-	(7)	-	(46)	-	(53)
Balance at December 31, 1999	12	15	5	15	17	64
Charged to expense	42	102	16	-	-	160
Payments	(14)	-	(4)	(13)	(9)	(40)
Write-off of assets	-	(83)	-	-	-	(83)
Balance at December 31, 2000	40	34	17	2	8	101
Charged to expense	14	110	1	-	-	125
Payments	(26)	(37)	(14)	(2)	(8)	(87)
Write-off of assets	-	(107)	-	-	-	(107)
Balance at December 31, 2001	$ 28 ====	$ - ====	$ 4 ====	$ - ====	$ - ====	$ 32 ====

Note 4.   Other (Income) Expense:

The major components of other (income) expense included in the Consolidated Statement of Earnings are show below:
$ Millions	2001	2000	1999
Amortization of intangibles	$ 12	$ 13	$ 15
Interest income	(10)	(13)	(7)
Less (gain) on sale of businesses	-	1	1
Rental income	(9)	(7)	(5)
Royalty income	(2)	(2)	(4)
Foreign currency losses	11	14	2
Non-operating partnership costs	4	4	6
Sale of scrap	(2)	(3)	(1)
Other	(4)	(8)	1
Total	$ - ===	$ (1) ===	$ 8 ===

Note 5.   Investment in and Advances to Joint Ventures and Alliances:

Investments in and advances to joint ventures and alliances at December 31 were as follows:
$ Millions	2001	2000
Consolidated Diesel	$ 47	$ 66
European Engine Alliance	44	26
Tata Cummins	18	18
Chongqing Cummins	19	16
Dong Feng	25	16
Komatsu alliances	19	16
Behr America	-	14
AvK/SEG Newage	15	-
Other	29	29
Total	$ 216 ====	$ 201 ====

Summary financial information for the joint ventures and alliances was as follows:
$ Millions	2001	2000	1999
Net sales	$1,390	$1,531	$1,334
Gross margin	183	165	101
Net earnings (loss)	13	12	(64)
Cummins share of net earnings (loss)	7 ====	6 ====	(32) =====
Current assets	$ 368	$ 415	$ 302
Noncurrent assets	617	555	485
Current liabilities	(280)	(335)	(223)
Noncurrent liabilities	(327)	(277)	(284)
Net assets	$ 378	$ 358	$ 280
Cummins share of net assets	$ 216 =====	$ 201 =====	$ 131 =====

In accordance with the provisions of various joint venture agreements, Cummins may purchase products and components from the joint ventures, sell products and components to the joint ventures and the joint ventures may sell products and components to unrelated parties.  Joint venture transfer prices to Cummins may differ from normal selling prices.  Under some provisions, joint ventures transfer product to Cummins at cost, while other provisions have pricing agreements related to a cost-plus basis, and some provisions provide for the transfer of product at market value.  Under the agreement with Consolidated Diesel, Cummins is required to purchase product at transfer prices sufficient to allow recovery of 50 percent of Consolidated Diesel's cost, including interest and financing expenses but excluding depreciation expense and payments of principal on any indebtedness of Consolidated Diesel.  Cummins purchases from Consolidated Diesel were $452 million, $541 million and $513 million in 2001, 2000 and 1999, respectively.

The Consolidated Statement of Cash Flows includes the earnings of joint ventures and alliances as reported above as well as other non-cash adjustments.  The most significant adjustment included in the statement of cash flows is depreciation recorded by Consolidated Diesel, which is allocated to the joint venture partners based on the amount of their purchases.  The Company classifies depreciation and other noncash expenses related to Consolidated Diesel as "Cost of goods sold" or "Other (income) expense", respectively, in the Consolidated Statement of Earnings.  The adjustments relating to Consolidated Diesel were $14 million in 2001, $14 million in 2000, and $5 million in 1999.

Note 6.   Borrowing Arrangements:
$ Millions	2001	2000
Short-term borrowings: Loans payable	$ 5	$ 139
Bank overdrafts	16	17
Current maturities of long-term debt	9	8
Total	$ 30 ===	$ 164 ====

Loans payable consisted of notes payable to financial institutions of $5 million in 2001 and $139 million in 2000.  The weighted average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2001 and 2000 was 5.12 and 6.71 percent, respectively.

As of December 31, 2001, in addition to the $500 million revolving credit agreement discussed below, the Company had $157 million of unused domestic and international short-term credit facilities.  The amount of borrowings outstanding under these short-term facilities at December 31, 2001 was $21 million.
$ Millions	2001	2000
Long-term debt: Commercial paper	$ -	$ 112
Notes 6.25% due 2003	125	125
Notes 6.45% due 2005	225	225
Notes 5.61% due 2010 (ESOP Trust)	55	58
Debentures 6.75% due 2027	120	120
Debentures 7.125% due 2028	250	249
Debentures 5.65% due 2098 (effective interest rate 7.48%)	165	165
Other	16	19
	956	1,073
Unamortized discount	(37)	(40)
Capital leases	5	7
Total	924	1,040
Current maturities	(9)	(8)
Net long-term debt	$ 915 ====	$1,032 =====

Principal payments required of long-term debt during the next five years are $9 million in 2002, $134 million in 2003, $8 million in 2004, $236 million in 2005 and $8 million in 2006.

In 1997, the Company issued $120 million of unsecured 6.75% debentures that mature in 2027.  Net proceeds of the issue were used to repay commercial paper borrowings.  Interest on the debentures is payable on February 15 and August 15 each year.  Holders of the debentures may elect to be repaid on February 15, 2007 at par value together with accrued interest to February 15, 2007.  Such election, which is irrevocable, must be made between December 15, 2006 and January 15, 2007.  The debentures are also redeemable at the option of the Company after February 15, 2007 at a redemption price of par value plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

In January 1998, the Company entered into a five-year revolving credit agreement with a group of banks that provides for borrowings up to $500 million.  The interest rate applicable to borrowings under the agreement is based on the London Interbank Offered Rate (LIBOR) plus a margin, which reflects the Company's current credit rating.  A facility fee is payable on the unused commitment based on the Company's credit rating.  At December 31, 2001 and 2000 there were no outstanding borrowings under the revolving credit agreement and the Company was in compliance with all debt covenants pertaining to the agreement.

In February 1998, the Company issued $765 million of debt securities under a $1 billion shelf registration statement that was filed with the Securities and Exchange Commission in 1997.  The issuance was comprised separately of $125 million 6.25% Notes, $225 million 6.45% Notes, $250 million 7.125% Debentures and $165 million 5.65% Debentures.  Proceeds from the issuance, net of debt discount and debt issue costs, were used to finance the acquisition of Nelson Industries and to repay commercial paper borrowings.  All of the Notes and Debentures bear interest at the respective rates shown in the table above and interest on each series of notes and debentures is payable on March 1 and September 1 of each year.  The Notes and Debentures are unsecured and are not subject to any sinking fund requirements.  The 2003 notes and the 2005 notes are not redeemable prior to maturity.  The 2028 Debentures and the 2098 Debentures include a redemption provision that allows the Company to retire the debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

The Company has guaranteed the outstanding borrowings of its ESOP Trust notes (see Note 12).  The Company's cash contributions to the Trust and dividends on the common stock held by the Trust are used to pay interest and principal on the notes.  The notes bear interest at 5.61% payable semi-annually to the note holders.  A principal payment of $3.9 million is due in 2002. The final principal payment of $3.2 million is due in January 2010.

At December 31, 2000, $112 million of commercial paper was classified as long-term, reflecting the Company's ability to refinance these borrowings on a long-term basis through its revolving credit agreement.

The Company's debt agreements contain several restrictive covenants.  The most restrictive of these covenants applies to the ESOP Trust Notes which require maintenance of a certain level of net worth, place restrictions on the amount of additional debt the Company may incur and require maintenance of a minimum leverage ratio.  As of December 31, 2001, the Company was in compliance with all of the covenants under its borrowing agreements.

Commitments under outstanding letters of credit, guarantees and contingencies at December 31, 2001 were approximately $95 million.

Note 7.   Convertible Preferred Securities of Subsidiary Trust:

In June 2001, Cummins Capital Trust I (the "Trust"), a Delaware business trust and wholly-owned subsidiary of the Company, issued 6 million shares of 7% convertible quarterly income preferred securities ("Preferred Securities"), to qualified institutional buyers for net proceeds of $291 million.  The Preferred Securities represent an undivided beneficial ownership interest in the assets of the Trust.  The total proceeds from the issuance of the Preferred Securities by the Trust were invested in $309 million aggregate principal amount 7% convertible subordinated debentures (the "Debentures") issued by the Company.  The Debentures are the sole assets of the Trust.

Holders of the Preferred Securities are entitled to receive preferential cumulative cash dividends at an annual rate of 7% of the $50 per share liquidation value.  The distribution rate and payment dates for the Preferred Securities correspond to the interest rate and payment dates for the Debentures.  The Company may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters.  If a deferral is made, the Trust will defer distributions on the Preferred Securities for a corresponding period but will continue to accrue for the distribution.  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the Preferred Securities, to the extent the Trust has assets available therefor and subject to certain other restrictions (the "Guarantee").  The Guarantee, when taken together with the Company's obligations under the Debentures, the indenture pursuant to which the Debentures were issued, and the obligations under the Trust Agreement, provides a full and unconditional guarantee of amounts due on the Preferred Securities.

The Debentures are redeemable for cash, at the option of the Company, in whole or in part, on or after June 15, 2006 or under certain circumstances pursuant to a federal tax event, at par, plus accrued and unpaid interest.  Upon any redemption of the Debentures, the Trust will redeem a like aggregate liquidation amount of Preferred Securities.  The Preferred Securities do not have a stated maturity date, however, they are subject to mandatory redemption upon maturity of the Debentures on June 15, 2031, or upon earlier redemption or upon the occurrence of default.

Each Preferred Security and the related Debenture are convertible at any time prior to the close of business on June 13, 2031, at the option of the holder into shares of the Company's common stock at the rate of 1.0519 shares per Preferred Security (equivalent to a conversion price of $47.53 per share of Cummins Inc. common stock).  The Trust will convert Debentures only upon notice of conversion by a holder of Preferred Securities.

Note 8.   Other Liabilities:
$ Millions	2001	2000
Accrued retirement and post employment benefits	$ 776	$ 552
Accrued product coverage and marketing expenses	134	170
Accrued compensation	51	51
Deferred income taxes	18	23
Other	72	41
Total	$1,051 =====	$ 837 ====

Note 9.   Income Taxes:

The provision (benefit) for income taxes consists of the following:

$ Millions	2001	2000	1999
Current:
U.S. Federal and state	$ (11)	$ 19	$ 43
Foreign	32	35	43
	21	54	86
Deferred:
U.S. Federal and state	(74)	(94)	(17)
Foreign	11	21	(14)
	(63)	(73)	(31)
Provision (benefit)	$ (42) ====	$ (19) ====	$ 55 ====

A reconciliation of the income tax provision (benefit) at the U.S. Federal income tax rate of 35 percent to the actual income tax provision (benefit) shown above is as follows:

$ Millions	2001	2000	1999
Earnings (loss) before income taxes:
U.S.	$(220)	$(136)	$ 232
Foreign	102	139	(11)
	(118)	3	221
Provision (benefit) for income taxes:
Tax at U.S. statutory rate	(41)	1	77
State taxes	2	1	3
Nondeductible special charges	2	4	-
Nondeductible goodwill amortization	3	3	3
Deductible dividends on preferred securities	(4)	-	-
Research tax credits	(8)	(11)	(15)
Foreign sales corporation benefits	(7)	(12)	(18)
Differences in rates and taxability of foreign subsidiaries	9	(3)	10
All other, net	2	(2)	(5)
Provision (benefit)	$ (42) =====	$ (19) =====	$ 55 ====

Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets at December 31 are:
$ Millions	2001	2000
U.S. Federal carryforward benefits:
Net operating loss, expiring 2021	$ 125	$ 34
Foreign tax credits, expiring 2005	-	9
General business tax credits, expiring 2008 to 2021	92	72
Minimum tax credits, no expiration	12	19
	229	134
Employee benefit plans	258	275
Minimum pension liability	77	1
Product coverage and marketing expenses	107	134
Restructuring charges	8	64
Other differences, net	7	2
Deferred tax assets	686	610
U.S. plant and equipment	(123)	(191)
Net foreign taxable differences, primarily plant and equipment	(21)	(19)
Deferred tax liabilities	(144)	(210)
Net deferred tax assets	$ 542 ====	$ 400 ====

The deferred income tax balances are classified in the Consolidated Statement of Financial Position as follows:
$ Millions	2001	2000
Current assets	$ 138	$ 203
Noncurrent assets	422	220
Noncurrent liabilities	(18)	(23)
	$ 542 ====	$ 400 ====

The Company expects to realize all of its deferred tax assets, including the use of all carryforwards, before expiration.

Note 10.  Derivatives and other Financial Instruments:

The Company is exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates.  This risk is closely monitored and managed through the use of financial derivative contracts.  As stated in the Company's policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculation or trading.  Transactions are entered into only with banking institutions with strong credit ratings, and thus the credit risk associated with these contracts is not considered significant.  The status and results of hedging program activities are reported to senior management on a periodic basis.  The following table summarizes the Company's outstanding derivatives by risk category and instrument type at December 31:

                                                                              2001                                2000
$ Millions	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Currency: Forward Contracts	$119	$ 1	$260	$ (1)
Interest Rate: Swaps	225	4	350	4
Commodity Price: Fixed Price Swap	11	(1)	10	-
	$355 ====	$ 4 ===	$620 ====	$ 3 ===

Foreign Exchange Contracts

Due to its international business presence, the Company uses foreign exchange forward contracts to manage its exposure to exchange rate volatility.  Foreign exchange net monetary balance sheet exposures are aggregated and hedged at the corporate level.  These derivative contracts are not designated as hedges under FASB Statement No. 133.  The fair value gains or losses from these foreign currency derivatives are recognized directly in earnings, and generally offset foreign exchange gains or losses on the exposures being managed.  Maturities on these instruments generally fall within the one-month and six-month range.  In 2001, approximately 82 percent of the notional amount of the forward contracts shown in the table above were attributable to three currencies, the British Pound (28 percent), Euro (25 percent) and the Australian Dollar (29 percent).  In 2000, approximately 89 percent of the contracts were attributable to the same currencies, British Pound (57 percent), Euro (25 percent) and the Australian Dollar (7 percent).

Interest Rate Swaps

The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps.  The objective of the swaps is to more effectively balance borrowing costs, interest rate risk and reduce financing costs.  Currently, the Company has in place one interest rate swap relating to Cummins 6.45% Notes that mature in 2005.  The swap converts $225 million notional amount from fixed rate debt into floating rate debt and matures in 2005.  The interest rate swap is designated as a fair value hedge of the fixed rate debt.  As the critical terms of the swap and the debt are the same, the swap is assumed to be 100% effective and the fair value gains on the swap are completely offset by the fair value adjustment to the underlying debt.

In March 2001, the Company terminated three fixed to floating interest rate swap agreements related to Cummins 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005.  The termination of these swaps resulted in a $9 million gain.  The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized in 2001 was $2.5 million.

Commodity Price Swaps

Cummins is exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect itself against future price volatility and, consequently, fluctuations in gross margins, the Company enters into fixed price swaps with certain designated banks.  All such derivative contracts are designated as cash flow hedges and the ineffective portion of the hedge is recognized in earnings.

Fair Value of Financial Instruments

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total debt, including current maturities, at December 31, 2001, was approximately $822 million.  The carrying value at that date was $945 million.  At December 31, 2000, the fair and carrying values of total debt, including current maturities, were $1,138 million and $1,196 million, respectively.  The carrying values of all other receivables and liabilities approximated fair values.

Note 11.   Pension and Other Postretirement Benefits:

Pension Plans

The Company has several contributory and noncontributory pension plans covering substantially all employees.  Generally, hourly employee pension benefits are earned based on years of service and compensation during active employment while future benefits for salary employees are determined using a cash balance formula.  The level of benefits and terms of vesting, however, may vary among plans.  Pension plan assets are administered by trustees and are principally invested in equity securities and fixed income securities.  As of December 31, 2001 and 2000, pension plan assets included Cummins common stock with market values of $144 million and $141 million, respectively.  It is the Company's policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that the Company's actuarial consultants advise to be appropriate.

Other Postretirement Benefits

The Company's postretirement benefit plans provide various health care and life insurance benefits to eligible employees who retire and satisfy certain age and service requirements and their dependents.  The plans are contributory and contain cost sharing features such as deductibles, coinsurance and spousal contributions.  Retiree contributions for health care benefits are adjusted annually and the Company reserves the right to change benefits covered under these plans.  There were no plan assets for the postretirement benefit plans as the Company's policy is to fund benefits and expenses for these plans as claims and premiums are incurred.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's Consolidated Statement of Financial Position at December 31, 2001 and 2000:

                                                                                    Pension                                 Postretirement
$ Millions	2001	2000	2001	2000
Change in benefit obligation
Benefit obligation at beginning of year	$1,955	$1,865	$ 665	$ 637
Service cost	51	50	6	6
Interest cost	139	126	50	46
Participant contributions	7	6	2	2
Amendments	-	3	-	-
Actuarial (gain) loss	68	63	17	11
Benefits paid	(147)	(122)	(43)	(37)
Other	(9)	(36)	-	-
Benefit obligation at end of year	$2,064 =====	$1,955 ======	$ 697 ====	$ 665 ====
Change in plan assets
Fair value of plan assets at beginning of year	$1,995	$1,922	$ -	$ -
Actual return on plan assets	(242)	162	-	-
Company contributions	81	62	41	35
Participant contributions	7	6	2	2
Benefits paid	(147)	(122)	(43)	(37)
Other	(10)	(35)	-	-
Fair value of plan assets at end of year	$1,684 =====	$1,995 =====	$ - ====	$ - ====
Reconciliation of Funded Status
Funded status	$ (380)	$ 40	$ (697)	$ (665)
Unrecognized actuarial (gain) loss	445	(41)	87	70
Unrecognized prior service (gain) loss	33	43	(11)	(12)
Unrecognized transition (asset) obligation	(1)	(2)	-	-
Net amount recognized	$ 97 =====	$ 40 =====	$ (621) ====	$ (607) ====
Amounts recognized in Consolidated Statement of Financial Position
Prepaid benefit cost	$ 98	$ 110	$ -	$ -
Accrued benefit liability	(285)	(111)	(621)	(607)
Intangible asset	70	38	-	-
Accumulated other comprehensive income	214	3	-	-
Net amount recognized	$ 97 =====	$ 40 =====	$ (621) =====	$ (607) =====

Included in the above table at December 31, 2001 and 2000, were underfunded pension plans with aggregate projected benefit obligations of $1,381 million and $697 million, respectively, and accumulated benefit obligations of $1,314 million and $682 million, respectively.  The fair value of plan assets for these plans was $1,012 million and $558 million, respectively.  A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities.  The minimum pension liability adjustment for 2001 and 2000 was $242 million and $30 million, respectively, and included charges to shareholder's investment of $214 million ($135 million after tax) in 2001 and $3 million ($2 million after tax) in 2000.

The following table presents the net periodic pension and postretirement expense under the Company's plans:

                                                                                    Pension                                          Postretirement
$ Millions	2001	2000	1999	2001	2000	1999
Service cost	$ 51	$ 50	$ 53	$ 6	$ 6	$ 8
Interest cost	139	126	116	50	46	40
Expected return on plan assets	(174)	(161)	(161)	-	-	-
Amortization of transition asset	(1)	(2)	(3)	-	-	-
Other	9	9	12	4	3	4
Net periodic benefit cost	$ 24 ====	$ 22 ====	$ 17 ====	$ 60 ====	$ 55 ====	$ 52 ====

The table below presents various assumptions used in determining the above information and reflects weighted average percentages for the various plans:

                                                                             Pension                        Postretirement
$ Millions	2001	2000	2001	2000
Discount rate	7.25%	7.75%	7.25%	7.75%
Expected return on plan assets	10.0%	10.0%	N/A	N/A
Compensation increase rate	5.25%	5.25%	N/A	N/A

For measurement purposes, a 9 percent annual increase was used in the valuation of postretirement health care benefits declining to 5 percent over the next four years and remaining constant thereafter.  An increase in health care cost trends of 1 percent would increase the Company's accumulated postretirement benefit obligation by $38 million as of December 31, 2001 and the net periodic postretirement benefit cost for 2001 by $3 million.

Note 12.   Shareholders' Investment:

Dividends

In December 1999, the Company's Board of Directors approved an increase in the quarterly common stock cash dividend from 27.5 cents per share to 30.0 cents per share.

Treasury Stock

In a series of authorizations beginning in 1994, the Company's Board of Directors authorized the purchase of up to 8 million shares of the Company's common stock in the open market.  As of December 31, 2001, the Company had purchased approximately 5.5 million shares for the treasury under that authorization, with the last purchase occurring in 2000.  Treasury stock activity for the three year period ended December 31, 2001 consisting of shares repurchased and shares issued and the respective amounts thereof, is presented in the Consolidated Statement of Shareholder's Investment.

Shareholder's Rights Plan

Cummins has a shareholders' rights plan that was adopted in 1986. The rights plan provides that each share of Cummins common stock has associated with it a stock purchase right.  The rights plan becomes operative when a person or entity acquires 15 percent of Cummins common stock or commences a tender offer to purchase 20 percent or more of Cummins common stock without the approval of Cummins Board of Directors.  In the event a person or entity acquires 15 percent of Cummins common stock, each right, except for the acquiring person's rights, can be exercised to purchase $400 worth of common stock for $200.  In addition, for a period of 10 days after such acquisition, the Board of Directors can exchange such right for a new right which permits the holders to purchase one share of Cummins common stock for $1.  If a person or entity commences a tender offer to purchase 20 percent or more of Cummins common stock, unless the Board of Directors redeems the rights within 10 days of the event for a redemption price equal to $.01 per whole right, each right can be exercised to purchase one share for $200.  If the person or entity becomes an acquiring person, then the provisions noted above apply.  The rights plan also allows holders of the rights to purchase shares of the acquiring person's stock at a discount if Cummins is acquired or 50 percent of the assets or earnings power of Cummins is transferred to an acquiring person.

Employee Stock Ownership Plan

The Company has an Employee Stock Ownership Plan ("ESOP") trust that was established in 1989 for certain domestic salaried employees participating in the Company's 401(k) Retirement and Savings Plan ("RSP").  The ESOP was leveraged when the trust borrowed $75 million from the Company and purchased 2.3 million shares of Cummins Inc. common stock at $31.75 per share (amounts reflect two-for-one common stock split).  In 1990, the trust issued notes in a private placement and repaid the principal amount owed the Company.  The trust's notes are guaranteed by the Company and recorded as a liability on the Consolidated Statement of Financial Position as Long-term debt (see Note 6) offset by unearned compensation included in the Consolidated Statement of Shareholder's Investment.  The Company's annual cash contribution to the ESOP together with dividends received on the common stock held by the ESOP are used to fund interest and principal on the notes.  As the debt is repaid, shares are allocated to participants in proportion to their contributions to the RSP.  All shares issued to the ESOP trust are considered outstanding for purposes of computing earnings per share.  Cash contributions and dividends on unallocated ESOP shares for 2001, 2000 and 1999 were $7.0 million and $2.3 million, $6.6 million and $2.4 million and $6.2 million and $2.4 million, respectively.  Annual compensation expense for the ESOP was $3.6 million in 2001, 2000 and 1999.  At December 31, 2001, the ESOP trust held 941,773 shares allocated to participants and 940,178 unallocated shares.

Employee Benefits Trust

In 1997, the Company established the Employee Benefits Trust funded with common stock shares for use in meeting its future obligations under employee benefit and compensation plans.  While the trust may be used to fund a number of these plans, the principal use, in addition to shares of its common stock held in the ESOP, is in funding matching contributions to employee accounts in the Retirement and Savings Plan made in proportion to employee contributions under terms of the RSP.  Shares are allocated to employee accounts as Company matching contributions are made to the Trust.  Contributions charged to earnings were $7.7 million in 2001, $7.3 million in 2000 and $7.8 million in 1999.

Stock Incentive and Stock Option Plans

The Company has a stock incentive plan that provides for the issuance of stock appreciation rights and restricted stock and the granting of common stock options to officers and other eligible employees.  Under the provisions of the plan, up to one percent of Cummins outstanding shares of common stock at the end of the preceding year is available for issuance each calendar year in which the plan is in effect.  During 2001, no shares were issued under the Company's stock incentive plan, however, 2,072,500 common stock options were granted at the discretion of the Compensation Committee of the Board of Directors.

Under the stock incentive plan, restricted common stock may be awarded at no cost to certain employees.  Participants are entitled to cash dividends and voting rights.  Restrictions limit the sale or transfer of the shares during a four-year period whereby the restrictions lapse after two years and thirty days.  One-third of the shares issued are released each year thereafter thirty days following the anniversary grant date, provided the participant remains an employee of the Company.  Upon issuance of stock under the plan, unearned compensation equivalent to the market price of the stock at the date of grant is charged to shareholder's investment and amortized as compensation expense over the four-year restriction period.  Restricted shares granted under this program in 2001, 2000 and 1999 were 18,000, 241,300 and 367,200 shares, respectively.  Compensation expense under this program was $12.6 million, $14.1 million, and $10.8 million in 2001, 2000 and 1999, respectively.

The table below summarizes activity in the Company's stock incentive and options plans for the three-year period ended December 31, 2001:
	Options	Weighted Average Exercise Price
Balance, December 31, 1998	2,543,010	$ 48.08
Granted	886,900	39.74
Exercised	(196,500)	39.71
Cancelled	(40,275)	43.99
Balance, December 31, 1999	3,193,135	46.65
Granted	938,750	34.39
Exercised	(11,900)	30.27
Cancelled	(114,355)	51.39
Balance, December 31, 2000	4,005,630	44.43
Granted	2,072.500	37.42
Exercised	(60,850)	37.09
Cancelled	(116,360)	46.58
Balance, December 31, 2001	5,900,920	42.00

Exercisable, December 31, 1999	1,732,875
Exercisable, December 31, 2000	2,319,080
Exercisable, December 31, 2001	2,987,820

The weighted average fair value of options granted during the last three years follows:
1999	$13.76
2000	12.58
2001	13.46

The table below summarizes stock option information at December 31, 2001:

                                                                Options Outstanding           Options Exercisable
Exercise Price Range	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$19.38-29.06	4,500	8.5	28.03	-	-
29.07-43.60	4,586,800	7.5	38.51	1,760,200	40.05
43.61-65.40	1,292,420	5.1	54.11	1,210,420	54.19
65.41-79.81	17,200	5.2	66.48	17,200	66.48
	5,900,920	7.0	42.00	2,987,820	45.93

Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net earnings and earnings per share as if the Company had adopted the fair value method of accounting for stock options.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models.  The Company's calculations were made using the Black-Scholes option pricing model with the following assumptions: 10 years expected life; stock volatility of 47 percent; risk-free interest rates of 5.8 percent in 2001, 6.5 percent in 2000 and 5.6 percent in 1999; and current annual dividends during the expected term.

Had compensation cost for these plans been determined in accordance with SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts in the table below:

$ Millions, except per share amounts	2001	2000	1999
Net earnings (loss)
As reported	$ (102)	$ 8	$ 160
Pro forma	(114)	-	152
Basic earnings (loss) per share
As reported	$ (2.66)	$ .20	$ 4.16
Pro forma	(2.97)	-	3.96
Diluted earnings (loss) per share
As reported	$ (2.66)	$ .20	$ 4.13
Pro forma	(2.97)	-	3.93

Note 13.   Business Segments and Geographic Information:

The Company has four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributors.  This reporting structure is organized according to the products and markets each segment serves and allows the Company's management to focus efforts on providing enhanced service to a wide range of customers.  In the fourth quarter of 2001, the Company realigned its reporting structure and created a new business segment, International Distributors.  Certain historical business segment data has been reclassified to reflect this change.

The Engine segment produces engines and parts for sale to customers in automotive and various industrial markets.  The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, rail and military.  The Power Generation segment is an integrated provider of power systems selling engines, generator sets and alternators and providing rental of power equipment for both standby and prime power uses.  The Filtration and Other segment includes sales of filtration products, exhaust systems and turbochargers.  The International Distributor segment includes company owned distributorships engaged in selling engines, generator sets, and service parts, performing service and repair activities on Cummins products and maintaining relationships with various original equipment manufacturers.

The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies except that the Company evaluates performance based on earnings before interest and income taxes and on net assets.  As a result, no allocation of debt-related items and income taxes is made to the individual segments.

Summarized financial information regarding the Company's reportable business segments is shown in the table below:

$ Millions	Engine	Power Generation	Filtration & Other	International Distributor	Eliminations	Total
2001
Net sales	$ 3,121	$ 1,422	$ 889	$ 562	$ (313)	$ 5,681
Depreciation and amortization	140	46	40	5		231
Income from joint ventures and alliances	3	2	4	1		10
Earnings (loss) before interest, taxes and restructuring, asset impairment and other	(91)	81	66	27		83
Restructuring, asset impairment and other	118	5	1	1		125
Earnings (loss) before interest and taxes	(209)	76	65	26		(42)
Net assets	740	314	638	168		1,860
Investment in joint ventures and alliances	159	42	8	7		216
Capital expenditures	141	39	18	8		206
2000
Net sales	$ 4,050	$ 1,395	$ 902	$ 555	$ (305)	$ 6,597
Depreciation and amortization	151	47	39	3		240
Income from joint ventures and alliances	5	1	2	1		9
Earnings before interest, taxes and restructuring, asset impairment and other	24	103	93	29		249
Restructuring, asset impairment and other	131	19	10	-		160
Earnings (loss) before interest and taxes	(107)	84	83	29		89
Net assets	799	521	706	186		2,212
Investment in joint ventures and alliances	163	26	6	6		201
Capital expenditures	138	43	39	8		228
1999
Net sales	$ 4,225	$ 1,356	$ 863	$ 491	$ (296)	$ 6,639
Depreciation and amortization	146	47	38	2		233
Income from joint ventures and alliances	(4)	(25)	1	-		(28)
Earnings before interest, taxes and restructuring, asset impairment and other	182	52	94	28		356
Restructuring, asset impairment and other	18	42	-	-		60
Earnings (loss) before interest and taxes	164	10	94	28		296
Net assets	1,015	553	702	166		2,436
Investment in joint ventures and alliances	112	11	3	5		131
Capital expenditures	128	48	34	5		215

A reconciliation of the Company's segment information to the corresponding amounts in the Consolidated Financial Statements is shown in the table below:
$ Millions	2001	2000	1999
Earnings (loss) before interest and taxes for business segments	$ (42)	$ 89	$ 296
Interest expense	(76)	(86)	(75)
Benefit (provision) for income taxes	42	19	(55)
Minority interest	(15)	(14)	(6)
Dividends on preferred securities of subsidiary trust	(11)	-	-
Net Earnings (loss)	$ (102)	$ 8	$ 160
$ Millions	2001	2000	1999
Net assets for business segments	$1,860	$2,212	$2,436
Liabilities deducted in arriving at net assets	1,896	1,846	1,922
Deferred tax assets not allocated to segments	560	423	320
Debt-related costs not allocated to segments	19	19	19
Total assets	$4,335	$4,500	$4,697

The table below presents certain segment information by geographic area.  Net sales attributed to geographic areas are based on the location of the customer.

$ Millions	2001	2000	1999
United States	$ 3,045	$ 3,775	$ 4,064
United Kingdom	371	382	400
Canada	303	418	473
Other foreign countries	1,962	2,022	1,702
Net sales	$ 5,681	$ 6,597	$ 6,639
United States	$ 1,242	$ 1,442	$ 1,434
United Kingdom	197	207	206
Other foreign countries	306	286	264
Long-lived assets	$ 1,745	$ 1,935	$ 1,904

The Company's largest customer is DaimlerChrysler AG and its subsidiaries.  Worldwide sales to this customer were $.7 billion in 2001, $1.2 billion in 2000 and $1.3 billion in 1999, representing 14 percent, 19 percent and 19 percent, respectively, of consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

Note 14.   Leases:

The Company leases certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements.  Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next ten years and contain renewal provisions.  Rent expense under these leases approximated $75 million, $79 million and $75 million in 2001, 2000 and 1999, respectively.

Following is a summary of the future minimum lease payments under capital and operating leases with terms of more than one year at December 31, 2001, together with the net present value of the minimum payments:
$ Millions	Capital Leases	Operating Leases
2002	$ 2.3	$ 64
2003	1.3	58
2004	.7	47
2005	.3	40
2006	.3	35
After 2006	.6	180
Total minimum lease payments	5.5	$424
Interest	(.9)
Present value of net minimum lease payments	$ 4.6 ====

Power Rent Business

In 1999, the Company's Power Generation Business entered into an ongoing leasing program in which it builds and sells power generation equipment inventory to a financial institution and leases the equipment and related components back under a one year, noncancelable lease arrangement.  The margins on the equipment sales are deferred and the leases recorded as operating leases.  The Company subleases the equipment to customers under short-term rental agreements with terms that vary based upon customer and geographic region.  At the end of the lease term, the Company arranges the sale of the equipment to an unrelated third party for fair market value or may elect to purchase the equipment.  When the equipment is sold, the Company is obligated to pay the lessor the difference, if any, between the sale proceeds of the equipment and the lessor's unamortized value of the equipment up to a maximum of 87 percent.  Since the inception of the rental program, the Company has not incurred any losses on equipment sales under this program.  Upon termination of the leases, the previously deferred margins on the sale to the financial institution are recorded as income.

At December 31, 2001, the Company had $183 million of power generation equipment in the leasing program.  Future minimum lease payments under the rental program are included in the table above.

Sale and Leaseback Transactions

In June 2001, the Company entered into a bridge lease agreement whereby the Company sold and leased back certain heavy-duty engine manufacturing equipment.  The lease was accounted for as an operating lease.  Proceeds from the transaction were $119 million and were used to reduce debt and working capital and fund lease transaction costs.  The net book value of the equipment was $104 million resulting in a $15 million pre-tax deferred gain.

The bridge lease contained a fixed purchase option that was exercised by the Company in December 2001.  Under the option, the Company reacquired the equipment and refinanced the initial leaseback transaction by entering into a new sale-leaseback agreement.  The resulting lease was accounted for as an operating lease.  Under the new lease, the Company received proceeds of $125 million, $6 million higher than the June proceeds, primarily as a result of an increase in the appraised value of the equipment during the interim period.  The Company recorded a deferred gain of $23 million that will be amortized over the lease term net of a $9 million lease residual value guarantee.  The lease term is 11.5 years, expiring June 28, 2013 and contains an early buyout purchase option on January 14, 2009.  The early buyout option can be exercised for approximately $81 million, or 65 percent of the equipment's fair market value at the inception of the lease.  Should the Company not exercise the early buyout option, it is obligated to purchase insurance that insures the residual value of the equipment.  At the end of the lease term, the Company is obligated to pay the difference, if any, between the amount of the residual value guarantee and the fair market value of the equipment.  Rent expense under the June and December agreements approximated $6 million in 2001.  The future minimum payments under the lease, excluding the residual value guarantee, are included in the table shown above.

The lease agreement includes certain default provisions requiring the Company to make timely rent payments, maintain, service, repair and insure the equipment, procure residual value insurance and maintain minimum debt ratings for the Company's long-term senior unsecured debt obligations.

In September, the Company entered into two sale-leaseback transactions with an aggregate value of $18 million whereby the Company sold and leased back two aircraft.  The leases were accounted for as operating leases.  The transactions resulted in the recording of a pre-tax deferred gain of $8 million that is being amortized over the life of the leases as a reduction in rent expense.  The base lease term for both leases is 124 months and provides for an early buyout option on January 1, 2009 at expected fair market value or the Company may purchase the aircraft at the end of the lease term for its then fair market value.  Rent expense under these leases approximated $.2 million in 2001. Future minimum lease payments under the leases are included in the table above.

Note 15.   Accumulated Other Comprehensive Income:
$ Millions	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrealized Gain (loss) on Marketable Securities	Unrealized Loss on Derivatives	Accumulated Other Comprehensive Income
Balance, Dec 31, 1998	$ (111)	$ (55)	$ (1)	$ -	$ (167)
Net change	4	55	(1)	-	58
Balance, Dec 31, 1999	(107)	-	(2)	-	(109)
Net change	(54)	(2)	(2)	-	(58)
Balance, Dec 31, 2000	(161)	(2)	(4)	-	(167)
Net change	(25)	(135)	2	(1)	(159)
Balance, Dec 31, 2001	$ (186)	$ (137)	$ (2)	$ (1)	$ (326)

Note 16.  Contingencies:

Cummins and its subsidiaries are defendants in a number of pending legal actions, including actions related to use and performance of the Company's products.  The Company carries product liability insurance covering significant claims for damages involving personal injury and property damage.  In the event the Company is determined to be liable for damages in connection with actions and proceedings, the unreserved portion of such liability is not expected to be material.  The Company also has been identified as a potentially responsible party at several waste disposal sites under U.S. and related state environmental statutes and regulations and has joint and several liability for any investigation and remediation costs incurred with respect to such sites.  The Company denies liability with respect to many of these legal actions and environmental proceedings and is vigorously defending such actions or proceedings.  The Company has established reserves that it believes are adequate for its expected future liability in such actions and proceedings where the nature and extent of such liability can be reasonably estimated based upon presently available information.  The Company is working to comply with U.S. EPA regulations with respect to emissions standards which are scheduled to become more restrictive in 2002 and beyond.

Note 17.   Selected Quarterly Financial Data (unaudited):
$ Millions, except per share amounts	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Net sales	$ 1,349	$ 1,461	$ 1,408	$ 1,463	$ 5,681
Gross margin	232	269	255	265	1,021
Net earnings (loss)	(26)	(82)	3	3	(102)
Per common share
Basic	$ (.68)	$ (2.14)	$ .08	$ .08	$ (2.66)
Diluted	(.68)	(2.14)	.08	.08	(2.66)
Dividends	.30	.30	.30	.30	1.20
Stock price per share
High	$43.27	$45.50	$43.50	$39.65
Low	34.40	35.77	28.00	30.75

		2000
Net sales	$ 1,648	$ 1,769	$ 1,572	$ 1,608	$ 6,597
Gross margin	335	351	310	263	1,259
Net earnings (loss)	42	61	25	(120)	8
Per common share
Basic	$ 1.09	$ 1.62	$ .66	$ (3.16)	$ .20
Diluted	1.09	1.62	.66	(3.16)	.20
Dividends	.30	.30	.30	.30	1.20
Stock price per share
High	$49.63	$38.63	$36.88	$37.94
Low	31.06	29.94	27.25	29.06

Included in the second quarter 2001 net loss are restructuring, asset impairment and other charges of $125 million ($84 million net of tax or $2.20 per share).  Fourth quarter 2000 net loss included restructuring, asset impairment and other charges of $160 million ($103 million net of tax or $2.71 per share).

At December 31, 2001, there were approximately 4,600 holders of record of the Company's $2.50 par value common stock.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMMINS INC.

By	/s/ T. Linebarger T. Linebarger Vice President and Chief Financial Officer (Principal Financial Officer)	By	/s/ R. C. Crane R. C. Crane Vice President - Corporate Controller (Principal Accounting Officer)

Date: February 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
Signatures	Title	Date
_________*___________	Director and Chairman and Chief Executive Officer (Principal Executive Officer)	February 28, 2002
(Theodore M. Solso)
_________*___________	Director	February 28, 2002
(Robert J. Darnall)
_________*___________	Director	February 28, 2002
(John M. Deutch)
_________*___________	Director	February 28, 2002
(W. Y. Elisha)
_________*___________	Director	February 28, 2002
(Hanna H. Gray)
_________*___________	Director	February 28, 2002
(Alexis M. Herman)
Page 50
Signatures	Title	Date
_________*___________	Director	February 28, 2002
(James A. Johnson)
_________*___________	Director	February 28, 2002
(William I. Miller)
_________*___________	Director	February 28, 2002
(William D. Ruckelshaus)
_________*___________	Director	February 28, 2002
(F. A. Thomas)
_________*___________	Director	February 28, 2002
(J. Lawrence Wilson)

By	/s/ Marya M. Rose Marya M. Rose Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX
3(a)

Restated Articles of Incorporation of Cummins Inc., as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 25, 2001, by reference to Quarterly Report on Form 10-Q for the quarter ended April 3, 1994, by reference to Quarterly Report on Form 10-Q for the quarter ended October 1, 1989 and by reference to Form 8-K dated July 26, 1990).

3(b)	By-laws of Cummins Inc., as amended and restated February 9, 1999 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2000).
4(a)	Amended and Restated Credit Agreement (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 29, 1998).
4(b)

Rights Agreement, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989, by reference to Form 8-K dated July 26, 1990, by reference to Form 8 dated November 6, 1990, by reference to Form 8-A/A dated November 1, 1993, by reference to Form 8-A/A dated January 12, 1994 and by reference to Form 8-A/A dated July 15, 1996).

4(c)

Indenture between Cummins Inc. and BNY Midwest Trust Company, as Trustee, dated as of June 18, 2001, in connection with 7% Junior Subordinated Convertible Debentures Due June 15, 2031 (incorporated by reference to Quarterly Report Form 10-Q for the quarter ended June 24, 2001).

4(d)

Amended and Restated Trust Agreement among Cummins Inc. as Depositor, BNY Midwest Trust Company as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, and The Administrative Trustees Named Therein, Dated as of June 18, 2001, (incorporated by reference to Quarterly Report Form 10-Q for the quarter ended June 24, 2001).

4(e)

Guarantee Agreement between Cummins Inc. and BNY Midwest Trust Company Relating to the Preferred Securities of Cummins Capital Trust I, Dated as of June 18, 2001, (incorporated by reference to Quarterly Report Form 10-Q for the quarter ended June 24, 2001).

10(a)	Target Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(b)	Deferred Compensation Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(c)	Key Employee Stock Investment Plan, as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(d)	Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(e)	Financial Counseling Program (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(f)	1986 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1986, Exhibit 10(g)).
10(g)	Deferred Compensation Plan for Non-Employee Directors, as amended, effective as of April 15, 1994 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(h)	Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
Page 52

10(i)	Excess Benefit Retirement Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10(j)	Employee Stock Purchase Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998).
10(k)	Retirement Plan for Non-Employee Directors of Cummins Inc., as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(l)	Three Year Performance Plan, as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(m)	1992 Stock Incentive Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(s)).
10(n)	Restricted Stock Plan for Non-Employee Directors, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(o)	Executive Retention Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(u)).
10(p)	Senior Executive Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(q)	Senior Executive Three Year Performance Plan, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of Arthur Andersen LLP (filed herewith).
24	Powers of Attorney (filed herewith).