Form 10-Q
period 2002-03-31
CUMMINS INC
filed 2002-05-15
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

CUMMINS INC.
For the Quarter Ended March 31, 2002	Commission File Number 1-4949

Indiana	35-0257090
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

500 Jackson Street, Box 3005 Columbus, Indiana 47202-3005
(Address of Principal Executive Offices) (Zip code)

812-377-5000
(Registrants Telephone Number)

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

          As of March 31, 2002, there were 41.4 million shares of $2.50 par value common           stock outstanding.

PART 1.   FINANCIAL INFORMATION

Item 1.  Financial Statements

CUMMINS INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)
	Three Months Ending
$ Millions, except per share amounts	March 31 2002	March 25 2001
Net sales	$ 1,333	$ 1,349
Cost of goods sold	1,107	1,117
Gross margin	226	232
Selling and administrative expenses	186	183
Research and engineering expenses	56	53
Joint ventures and alliances (income) expense	-	(2)
Other (income) expense, net	(1)	4
Earnings (loss) before interest and income taxes	(15)	(6)
Interest expense	14	23
Income tax benefit	(9)	(7)
Minority interest	3	4
Dividends on preferred securities of subsidiary trust	6	-
Net earnings (loss)	$ (29) ====	$ (26) ====
Basic earnings (loss) per share	$ (.75)	$ (.68)
Diluted earnings (loss) per share	(.75)	(.68)
Cash dividends declared per share	.30	.30

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
$ Millions	March 31 2002	December 31* 2001
Assets
Current assets
Cash and cash equivalents	$ 93	$ 92
Receivables, net of allowance of $9	742	656
Inventories	708	688
Other current assets	199	199
	1,742	1,635
Investments and other assets Investments in and advances to joint ventures & alliances Other assets	214 118	216 125
	332	341
Property, plant and equipment Less accumulated depreciation	2,980 1,612 1,368	3,008 1,603 1,405
Goodwill	343	343
Deferred income taxes	422	422
Other intangibles and deferred charges	184	189
Total assets	$4,391 =====	$4,335 =====
Liabilities and shareholders' investment
Current liabilities
Loans payable	$ 101	$ 21
Current maturities of long-term debt	134	9
Accounts payable	433	366
Other accrued expenses	522	574
	1,190	970
Long-term debt	784	915
Other liabilities	1,053	1,051
Minority interest	85	83
Cummins obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of Cummins	291	291
Shareholders' investment
Common stock, $2.50 par value, 150 million shares authorized 48.4 and 48.6 million shares issued	121	121
Additional contributed capital	1,125	1,131
Retained earnings	525	567
Accumulated other comprehensive income	(331)	(326)
Common stock in treasury, at cost, 7.0 and 7.2 million shares	(281)	(289)
Common stock held in trust for employee benefit plans, 2.8 and 2.9 million shares	(137)	(140)
Unearned compensation	(34)	(39)
	988	1,025
Total liabilities and shareholders' investment	$4,391 ======	$4,335 ======

*Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
$ Millions	March 31 2002	March 25 2001
Cash flows from operating activities
Net earnings (loss)	$ (29)	$ (26)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	54	59
Restructuring and other actions	(7)	(12)
Equity in losses of joint ventures and alliances	7	2
Changes in assets and liabilities:
Receivables	(105)	(47)
Net proceeds from (reduction of) receivables sold	35	(26)
Inventories	(31)	(3)
Accounts payable and accrued expenses	45	93
Income taxes payable	(18)	(10)
Other	6	13
Net cash provided by (used in) operating activities	(43)	43
Cash flows provided by (used in) financing activities
Property, plant and equipment:
Additions	(18)	(62)
Disposals	2	1
Investments in and advances to joint ventures and alliances	(6)	(23)
Other	-	1
Net cash used in investing activities	(22)	(83)
Net cash used in operating and investing activities	(65)	(40)
Cash flows provided by (used in) financing activities
Payments on borrowings	(1)	(4)
Net borrowings under short-term credit agreements	81	96
Dividend payments on common stock	(12)	(12)
Other	(1)	(8)
Net cash provided by financing activities	67	72
Effect of exchange rate changes on cash & cash equivalents	(1)	-
Net change in cash and cash equivalents	1	32
Cash and cash equivalents at beginning of year	92	62
Cash and cash equivalents at the end of quarter	$ 93 ====	$ 94 ====
Cash payments during the quarter
Interest	$ 26	$ 34
Income taxes	10	2

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.  Summary of Accounting Policies:

The consolidated financial statements for the interim periods ended March 31, 2002 and March 25, 2001 have been prepared in conformity with accounting principles generally accepted in the United States. The interim period financial statements include estimates and assumptions that affect reported amounts based upon currently available information and management's judgment of current conditions and circumstances. Management believes the statements and disclosures include all adjustments of a normal recurring nature necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. It is recommended interim financial statements be read in conjunction with the consolidated financial statements that are included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001. Certain amounts for prior periods have been reclassified to conform to the current period financial statements. Results for the interim periods presented are not necessarily indicative of those to be expected for the fiscal year.

Income Tax Accounting:

The Company determines its provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. Deferred tax assets are reduced by a valuation allowance to the extent the Company concludes there is uncertainty as to their ultimate realization. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that the change is enacted. The provision for income taxes during interim reporting periods is based upon the estimated annual effective tax rate for the taxable jurisdictions in which the Company operates.

Inventories:

Inventories are stated at the lower of cost or net realizable value. At December 31, 2001, approximately 22 percent of domestic inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. Other inventories are generally valued using the first-in, first-out (FIFO) cost method. Inventories at interim reporting dates include estimates for adjustments related to the Company's annual physical inventory and for the change in the cost of inventories valued using the LIFO cost method.

Goodwill and Other Intangible Assets - Recently Adopted Accounting Standard:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" concurrent with SFAS No. 141, "Business Combinations". SFAS No. 142 addresses financial accounting and reporting for goodwill and intangible assets. The Statement requires Cummins to discontinue the amortization of goodwill and other intangible assets having indefinite useful lives and establishes criteria in which existing goodwill is reallocated to applicable reporting units for purposes of performing annual impairment tests using a fair-value-based analysis.

As required by SFAS No. 142, the Company applied this new accounting standard on January 1, 2002 to its previously recognized goodwill and intangible assets. At December 31, 2001, the Company's net goodwill related to consolidated entities was approximately $343 million. For purposes of impairment testing, goodwill was assigned to the following reporting units: $332 million to a component within the Filtration and Other reporting segment, $6 million to a component within the Engine Business reporting segment and $5 million to the International Distributor reporting segment. During the first quarter 2002, the Company engaged the services of an independent appraisal firm to provide valuation services for its reporting units and to perform transitional goodwill impairment tests required by SFAS No. 142. Based upon the results of the appraisal, the Company has concluded that the fair value of each of the reporting units exceeded its carrying, or book value, including goodwill, and no impairment existed at the time of adopting SFAS No. 142. As a result, the Company has not recognized any transitional impairment loss. The provisions of SFAS No. 142 that apply to other intangible assets were not material to the Company.

The effect on the Company's net earnings and earnings per share of excluding amortization of goodwill expense is shown in the table below:
$ Millions, except per share amounts	March 31 2002	March 25 2001
Net earnings (loss) As reported Goodwill amortization	$ (29) -	$ (26) 3
Net earnings (loss) as adjusted	$ (29)	$ (23)
Basic earnings (loss) per share As reported Goodwill amortization As adjusted	$ (.75) - $ (.75)	$ (.68) .07 $ (.61)
Diluted earnings (loss) per share As reported Goodwill amortization As adjusted	$ (.75) - $ (.75)	$ (.68) .07 $ (.61)

Earnings Per Share:

Basic earnings per share (EPS) of common stock is computed by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if options or securities were exercised or converted into common stock and the effect of the exercise or conversion was dilutive. Shares of common stock held by the Company's Retirement Savings Plan are excluded from weighted average shares outstanding for EPS calculation until distributed from the trust.

$ Millions, except per share amounts	March 31 2002	March 25 2001
Net earnings (loss)	$ (29)	$ (26)
Weighted average shares outstanding Basic Dilutive effect of options Diluted	38.5 - 38.5	38.2 - 38.2
Net earnings (loss) per share Basic Diluted	$ (.75) (.75)	$ (.68) (.68)

For the three months ended March 31, 2002, and March 25, 2001, approximately .2 million and .1 million shares, respectively, attributable to the exercise of outstanding common stock options were excluded from the calculation of diluted EPS because the effect was antidilutive. In addition, 6.3 million shares attributable to the conversion of the Company's Preferred Securities of Subsidiary Trust, issued in June 2001, were also excluded from the calculation of diluted EPS for the three months ended March 31, 2002 because the effect was antidilutive.

The weighted average diluted common shares outstanding for March 31, 2002 and March 25, 2001 excludes the effect of approximately 2.6 million and 5.9 million common stock options, respectively, since such options have an exercise price in excess of the average market value of Cummins common stock for the quarters ending March 31, 2002 and March 25, 2001.

Note 2.  Restructuring, Asset Impairment and Other Charges:

During the fourth quarter of 2000, the Company announced restructuring plans in response to the downturn in the North American heavy-duty truck market and related conditions and recorded restructuring charges of $160 million ($103 million after tax). The charges included workforce reduction costs of $42 million related to approximately 1,430 employees, $102 million for asset impairments (including $30 million for internally developed software) and $16 million associated with exit costs to close or consolidate a number of small business operations. In the fourth quarter 2001, the Company realigned its workforce reduction plan and reallocated $3 million of excess liabilities for workforce reduction actions to recent workforce reduction actions committed during that quarter. As of March 31, 2002, $23 million of restructuring charges remained in accrued liabilities. The Company expects to complete this restructuring action in 2002.

In the second quarter of 2001, as a result of the continuing downturn in the North American heavy-duty truck market and related conditions, the Company announced further restructuring actions and recorded charges of $125 million ($84 million after tax). The charges included $14 million attributable to workforce reduction actions, $110 million for asset impairment and $1 million attributed to the divestiture of a small business operation. Of this charge, $118 million was associated with the Engine Business, $5 million with the Power Generation Business and $2 million with the Filtration and Other Business. The asset impairment charge was for equipment, tooling and related investment supporting a new engine development program that was cancelled during the quarter. The charges included the investment in manufacturing equipment previously capitalized and cancellation charges for outstanding capital and tooling purchase commitments. The charge was reduced by the estimated salvage value related to the planned equipment disposals. Workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation. The charges included severance costs and related benefits of terminating approximately 400 salaried and 150 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. As of March 31, 2002, $2 million remained in accrued liabilities for this action. The Company expects to complete this restructuring in 2002.

The table below summarizes the major components and activity of these restructuring actions from the fourth quarter, 2000 through March 31, 2002:
$ Millions	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
Balance at October 25, 2000	$ -	$ -	$ -	$ -
Charged to expense	42	102	16	160
Payments	(5)	-	-	(5)
Write-off of assets	-	(68)	-	(68)
Balance at December 31, 2000	37	34	16	87
Charged to expense	14	110	1	125
Payments	(23)	(37)	(13)	(73)
Write-off of assets	-	(107)	-	(107)
Balance at December 31, 2001	28	-	4	32
Payments	(5)	-	(2)	(7)
Balance at March 31, 2002	$ 23 ====	$ - ====	$ 2 ====	$ 25 ====

Note 3.  Other (Income) Expense:

The major components of other (income) expense included in the Consolidated Statement of Earnings are shown below:

$ Millions	March 31 2001	March 25 2001
Amortization of intangibles	$ -	$ 3
Interest income	(3)	(3)
Rental income	(1)	(1)
Foreign currency losses	4	3
Sale of scrap	(1)	(1)
Bank charges	1	1
Other, net	(1)	2
Total	$ (1) ====	$ 4 ====

Note 4.  Derivatives and other Financial Instruments:

The Company is exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates. This risk is closely monitored and managed through the use of financial derivative contracts. As stated in the Company's policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculation or trading. Transactions are entered into only with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant. The status and results of hedging program activities are reported to senior management on a periodic basis. The following table summarizes the Company's outstanding derivatives by risk category and instrument type:
	March 31, 2002		March 25, 2001
$ Millions	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Currency: Forward Contracts	$ 122	$ -	$ 197	$ (1)
Interest Rate: Swaps	225	3	-	-
Commodity Price: Fixed Price Swap	9	-	7	-
	$ 356 ====	$ 3 ===	$ 204 ====	$ (1) ====

Foreign Exchange Contracts

Due to its international business presence, Cummins uses foreign exchange forward contracts to manage its exposure to exchange rate volatility. Foreign exchange net monetary balance sheet exposures are aggregated and hedged at the corporate level. These derivative contracts are not designated as hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The fair value gains or losses from these foreign currency derivatives are recognized directly in earnings, and generally offset foreign exchange gains or losses on the exposures being managed. Maturities on these instruments generally fall within the one-month and six-month range. As of March 31, 2002, approximately 88 percent of the notional amount of the forward contracts shown in the table above were attributable to three currencies, the British Pound (35 percent), the Euro (19 percent) and the Australian Dollar (34 percent). As of March 25, 2001, approximately 91 percent of the contracts were attributable to the same currencies, the British Pound (60 percent), the Euro (24 percent) and the Australian Dollar (7 percent).

Interest Rate Swaps

The Company manages its exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance borrowing costs, interest rate risk and reduce financing costs. Currently, the Company has in place one interest rate swap relating to Cummins 6.45% Notes that mature in 2005. The swap converts $225 million notional amount from fixed rate debt into floating rate debt and matures in 2005. The interest rate swap is designated as a fair value hedge of the fixed rate debt. As the critical terms of the swap and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains on the swap are completely offset by the fair value adjustment to the underlying debt.

In March 2001, the Company terminated three fixed-to-floating interest rate swap agreements related to Cummins 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005. The termination of these swaps resulted in a $9 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized in first quarter, 2002 and for the year ended December 31, 2001 was $.7 million and $2.5 million, respectively.

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

Note 5.  Business Segments and Geographic Information:

The Company has four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributor. This reporting structure is organized according to the products and markets each segment serves and allows management to focus efforts on providing enhanced service to a wide range of customers. In the fourth quarter of 2001, the Company realigned its reporting structure and created a new business segment, International Distributor. As a result, certain historical business segment data has been reclassified to reflect this change.
$ Millions	Engine	Power Generation	Filtration & Other	International Distributor	Eliminations	Total
March 31, 2002 Net sales	$ 776	$ 283	$ 228	$ 124	$ (78)	$ 1,333
Earnings (loss) before interest and taxes	(19)	(15)	18	1	-	(15)
Net assets	761	332	639	170	-	1,902
March 25, 2001 Net sales	$ 768	$ 309	$ 215	$ 133	$ (76)	$ 1,349
Earnings (loss) before interest and taxes	(34)	8	16	4	-	(6)
Net assets	1,069	486	699	216	-	2,470

A reconciliation of the segment information to the corresponding amounts in the Consolidated Financial Statements is shown in the table below:

$ Millions	March 31 2002	March 25 2001
Earnings (loss) before interest and taxes for business segments	$ (15)	$ (6)
Interest expense	14	23
Income tax benefit	(9)	(7)
Minority interest	3	4
Dividends on preferred securities of subsidiary trust	6	-
Net earnings (loss)	$ (29)	$ (26)
Net assets for business segments	$ 1,902	$ 2,470
Liabilities deducted in arriving at net assets	1,910	1,683
Deferred tax assets not allocated to segments	560	423
Debt-related costs not allocated to segments	19	19
Total assets	$ 4,391	$ 4,595

Note 6.  Comprehensive loss:

Comprehensive loss, which includes all changes in shareholders' investment during the period except transactions with shareholders, was as follows:
$ Millions	March 31 2002	March 25 2001
Net earnings (loss)	$ (29)	$ (26)
Other comprehensive income (loss), net of tax: Foreign currency translation adjustment Unrealized gain (loss) on derivatives	(6) 1	(25) -
Comprehensive income	$ (34)	$ (51)

Note 7.  Contingencies and Environmental Compliance

The Company and its subsidiaries are defendants in a number of pending legal actions, including actions related to use and performance of the Company's products. The Company's engine products are also subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. A more complete description of Cummins legal contingencies and environmental compliance is disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company has reviewed the status of the disclosures contained in its Form 10-K and believes there are no material changes except for the following:

On April 1, 2002 the Company received certification from the U.S. Environmental Protection Agency (EPA) for its ISX diesel truck engine. The certification affirms Cummins compliance with stringent new emission standards that become effective October 1, 2002. The standards were established in a consent decree entered into by Cummins and other diesel engine manufacturers in October 1998. In issuing the certification, the EPA also affirmed the use of Auxiliary Emissions Control Devices (AECD) as submitted by Cummins. Existing law permits the use of AECD's when engine protection is necessary under certain operating conditions. AECD's are used in engines throughout the industry today and are approved as part of the EPA regulations and certification process.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Overview

Cummins first quarter, 2002 net sales were slightly lower and its net loss slightly higher compared to year-earlier levels. Consolidated net sales in the first quarter were $1.33 billion compared to $1.35 billion reported for the first quarter 2001. The Company reported a loss before interest and taxes of $15 million for the first quarter 2002 compared to a loss of $6 million before interest and taxes in the first quarter 2001. After minority interest and preferred dividends, a net loss of $29 million or $(.75) per share diluted common stock was reported for the first quarter 2002 compared to a net loss of $26 million or $(.68) per share diluted common stock for the first quarter 2001.

Results of Operations

Net Sales Summary

Net sales for the Engine Business were $776 million in the first quarter 2002, up slightly over sales of $768 million reported in the first quarter 2001. Power Generation sales were $283 million, down $26 million, or 8 percent compared to first quarter 2001, primarily as a result of lower economic activity and higher inventory levels in the marketplace. Sales of the Filtration and Other Business were $228 million, an increase of $13 million compared to year earlier levels, due to increased domestic demand for filtration products and increased sales of turbochargers, up 12 percent. Sales for the International Distributor Business were $124 million, down $9 million compared to first quarter 2001 sales.

Net sales for each of the Company's key business segments during the comparative interim periods follows:
$ Millions	March 31 2002	March 25 2001
Engine	$ 776	$ 768
Power Generation	283	309
Filtration and Other	228	215
International Distributor	124	133
Elimination of intersegment revenue	(78)	(76)
	$1,333 =====	$1,349 =====

Engine Business

The Company's Engine Business shipped 68,400 engines in the first quarter 2002, a decrease of 1,300 units or 2 percent, compared to first quarter 2001. While heavy-duty and high-horsepower engine shipments declined 22 and 27 percent, respectively, as a result of the continuing weakness in the North American trucking and construction markets, shipments of midrange engines were up 3 percent, primarily due to increased demand from DaimlerChrysler AG for Dodge Ram truck engines, up 4,500 units or 29 percent compared to a year earlier.

A summary of unit shipments for the Engine Business by engine classification is shown in the table below:

Unit shipments	March 31 2002	March 25 2001
Midrange	57,500	55,600
Heavy-duty	10,100	13,000
High-horsepower	800	1,100
	68,400 =====	69,700 =====

A summary of net sales for the Company's Engine Business by market application follows:
$ Millions	March 31 2002	March 25 2001
Heavy-duty Truck	$ 219	$ 236
Medium-duty Truck and Bus	138	144
Light-duty Automotive	157	121
Industrial	197	195
High-horsepower Industrial	65	72
	$ 776 =====	$ 768 =====

Heavy-Duty Truck

Sales to the heavy-duty truck market were $219 million in the first quarter of 2002, down $17 million, or 7 percent, compared to the first quarter of 2001. Unit shipments were 7,700 in the first quarter, 2002 compared to 10,300 for the comparable period a year ago, a decline of 2,600 units, or 25 percent. Sales to the heavy-duty truck market have been depressed over the past two years as a result of the economic downturn in North America resulting in lower freight tonnage and high inventory levels of used trucks. Shipments of the Company's new ISX engine continues to increase as demand shifts away from the N14 engine.

Medium-duty Truck and Bus

Medium-duty truck and bus revenues decreased $6 million, or 4 percent, below sales levels a year ago. Revenues for the medium-duty truck market were essentially flat compared to the prior year while total unit shipments declined 5 percent. Unit shipments to the North American medium-duty truck market were down 30 percent compared to a year ago while medium-duty shipments to international markets increased 12 percent, primarily in the UK and Brazil. Bus engine sales declined 11 percent compared to the prior year with most of the decline a result of lower demand from North American OEMs (Original Equipment Manufacturers). Shipments to the international bus markets were down 7 percent compared to the comparable period a year ago, with increased shipments to China offset by lower shipments to India and Mexico.

Light-duty Automotive

Revenues from the light-duty automotive market increased $36 million compared to first quarter 2001 sales. Total unit shipments were up 28 percent compared to the prior years quarter with most of the increase attributable to DaimlerChrysler AG. Total shipments to DaimlerChrysler for the Dodge Ram truck were 19,800, an increase of 4,500 units, or 29 percent higher than first quarter a year ago. Engine sales to the recreational vehicle market also increased in first quarter 2002, up 38 percent compared to first quarter 2001 with a 39 percent increase in engine shipments. While some recovery is evident in the recreational vehicle industry, Cummins market share has increased as a result of favorable product acceptance and OEM realignments.

Industrial

Sales to the construction, marine and agriculture markets were essentially flat compared to the first quarter 2001. Worldwide sales in the construction equipment market were down 7 percent from the first quarter of 2001 with unit shipments to North America down 14 percent, and shipments to international markets down 20 percent. Sales of Cummins new B3.3 series engine continues to increase in this market as OEMs begin to engineer it into their product lines. Revenues in the marine markets were up 7 percent over first quarter 2001, primarily due to a shift in sales mix from midrange to heavy-duty engines. Sales to the agricultural equipment market increased 56 percent compared to the first quarter of 2001, as unit shipments to the North American market increased 7 percent while shipments to international markets more than doubled, with large sales increases to Europe and Latin America manufacturers.

High-horsepower Industrial

Cummins sales to mining markets declined 13 percent compared to first quarter 2001 sales, reflecting some softening in the market after three consecutive quarters of increased sales and market share penetration. First quarter sales to the rail sector, which is primarily international markets, were flat compared to the first quarter of 2001. High-horsepower sales to government markets, primarily military applications, were unchanged compared to first quarter 2001 with a slight decline in domestic shipments offset by increases in international shipments.

Power Generation Business

Sales in the Company's Power Generation Business were $283 million in the first quarter, 2002, down $26 million, or 8 percent, compared to sales of $309 million in the first quarter 2001. Total engine units shipped for the generator drive and generator set markets were 5,400 units, down 600 units, or 10 percent lower than the comparable quarter a year ago.

A summary of unit shipments by engine classification for the Power Generation business follows:

Unit shipments	March 31 2002	March 25 2001
Midrange	3,000	3,000
Heavy-duty	1,100	1,300
High-horsepower	1,300	1,700
	5,400 =====	6,000 =====

Total engine shipments to other generator drive assemblers were 57 percent of total engines shipped in the first quarter 2002, unchanged from a year ago. Total shipments of generator drive units decreased 10 percent compared to first quarter 2001. Shipments for heavy-duty and high-horsepower gen drive units were down 20 and 24 percent, respectively, compared to a year ago while shipments of midrange powered gen drive units increased slightly. Total revenue for gen drives units decreased 28 percent as a result of the change in sales mix from heavy-duty and high-horsepower drive units to the lower priced midrange units. Gen drive shipments to the North America and Indian markets increased 6 percent and 5 percent, respectively on lower revenues. Shipments of gen drives units to Europe/CIS and Mexico/Latin America also decreased while shipments to Asia/Australia were relatively flat compared to a year ago.

Total shipments for generator sets were 11 percent lower than the prior year's quarter as heavy-duty units declined 17 percent, high-horsepower units decreased 21 percent and midrange units were down slightly. Total revenues from generator sets decreased 22 percent compared to first quarter 2001 revenues, most significantly in North America where high inventory levels and soft market conditions prevailed. Revenues from generator sets increased in the Europe/CIS market and Latin America. Alternator sales increased 5 percent compared to first quarter 2001 and generator sales to the mobile/RV market remained strong during the first quarter 2002, up 9 percent over the prior year's quarter.

Filtration and Other Business

Revenues in the Filtration and Other Business were up $13 million, or 6 percent, compared to first quarter 2001 sales levels. Revenues from the sale of filtration products were up $9 million over the comparable quarter a year ago, primarily due to increases in the North American aftermarket and OEM businesses, specifically customers in the heavy-duty truck, agriculture and construction markets. Sales to European OEMs in first quarter 2002 were essentially flat compared to first quarter 2001. Revenues from the Holset turbocharger business were up 12 percent over first quarter 2001 with increased shipments to joint ventures and Chinese and European OEMs.

International Distributor Business

Revenues from the International Distributor Business were $124 million, down $9 million, or 7 percent, compared to year earlier levels. Approximately $15 million of the decrease is attributable to reclassifying certain OEM engine sales, which are now reported as revenues in the Engine Business. Excluding the effects of this reporting change, first quarter 2002 sales increased approximately $6 million, primarily in Asia and the South Pacific territories, partially offset by lower sales in Argentina as a result of the peso devaluation.

Geographic Markets

Sales to international markets represented 46 percent of the Company's revenues in the first quarter of 2002 and 2001. Total international sales were relatively flat, down $6 million, or approximately 1 percent below 2001 sales levels. Heavy-duty truck engine shipments to international markets were down 33 percent compared to a year ago while international midrange engine shipments increased 12 percent. Total engine shipments to the international bus market were down 7 percent compared to a year ago, primarily in India and Korea with sales flat to bus OEMs in Mexico. Bus engine shipments to China OEMs remain strong, up 500 units over the comparable quarter a year ago. Presently, Cummins engines power over 2,000 buses in Beijing, China.

Sales to the Asia/Australia region increased $7 million, or 3 percent, compared to first quarter 2001, primarily from increased demand for bus engines partially offset by lower shipments to Korean bus and construction OEMs. Sales to Europe/CIS, representing 15 percent of the Company's sales in the first quarter 2002, were down 4 percent compared to the prior year's quarter, mostly in the heavy-duty and medium-duty truck markets in the UK. Business in Mexico, Brazil and Latin America was 8 percent of total sales in the first quarter 2002, with revenues up 4 percent, primarily from medium-duty and light-duty automotive sales to Brazil and Venezuela. Sales to Canada, representing 5 percent of sales in the first quarter 2002, were down 7 percent compared to first quarter 2001 due to lower heavy-duty truck production.

The Company's net sales by geographic region during comparative interim periods were:
$ Millions	March 31 2002	March 25 2001
United States	$ 722	$ 732
Asia/Australia	215	208
Europe/CIS	199	207
Mexico/Latin America	104	100
Canada	64	69
Africa/Middle East	29	33
	$1,333 =====	$1,349 =====

Gross Margin

The Company's gross margin was $226 million, or 17.0 percent of net sales, in the first quarter of 2002, compared to $232 million, or 17.2 percent, in the first quarter of 2001. The decrease in gross margin percentage was attributable to modestly lower volumes resulting in unabsorbed manufacturing costs, the adverse effects of product mix caused by higher midrange engine shipments compared to lower heavy-duty engine shipments and the impact of foreign currency exchange rates, primarily in Latin America and the UK. Partially offsetting the decrease in margin were improvements in product coverage costs, which were 3.5 percent of net sales in first quarter 2002, compared to 3.8 percent of net sales in first quarter 2001.

Operating Expenses

Selling, Administrative, Research and Engineering Expenses

Total selling, administrative and research and engineering expenses were $242 million, or 18.2 percent of net sales, compared to $236 million, or 17.5 percent of sales, in the first quarter 2001. The overall increase in selling, administrative, research and engineering expenses is partially attributable to incremental expenses associated with an additional work week in first quarter 2002 compared to first quarter 2001. The additional week increased payroll expenses and other expenses in the first quarter 2002 compared to the comparable quarter a year ago. While research and engineering expenses related to engineering development costs for 2002 emission projects and product development costs for joint ventures also increased, the increase was offset by ongoing cost reduction efforts and the elimination of costs from the Dakota engine development program which was cancelled in the second quarter 2001.

Results of Joint Ventures and Alliances

The Company's earnings from joint ventures and alliances was essentially break-even in first quarter 2002 compared to $2 million income in first quarter 2001.

Interest Expense

Interest expense was $14 million in the first quarter of 2002, $9 million lower than the comparable quarter last year. The reduction in interest expense was a result of lower borrowing levels primarily from the issuance of preferred securities and debt refinancing facilitated by sale and leaseback transactions.

Other (Income) Expense

Other (income) expense was $1 million income in the first quarter 2002 compared to $4 million expense in first quarter 2001, or a $5 million increase over the prior year. Approximately $3 million of the increase resulted from the adoption of a new accounting standard that required Cummins to discontinue the amortization of goodwill effective January 1, 2002. (See Note 1 to the Consolidated Financial Statements for the effect of this change). The major components of other (income) expense are disclosed in Note 3 to the Consolidated Financial Statements.

Restructuring, Asset Impairment and Other Charges

The Company is continuing its restructuring actions taken in the fourth quarter of 2000 and the second quarter of 2001. During the first quarter 2002, approximately $7 million was charged against the liabilities for these restructuring actions. The Company expects to complete its restructuring actions during 2002 and does not anticipate any significant changes to the original liabilities recorded for these actions. Note 2 to the Consolidated Financial Statements includes detailed information regarding the components and activity of the Company's restructuring actions.

Provision for Income Taxes

The Company recorded an income tax benefit of $9 million in the first quarter of 2002 compared to a $7 million tax benefit recorded in the first quarter of 2001. The first quarter 2002 income tax benefit reflects an estimated annual effective tax rate of 25 percent on earnings (loss) before income taxes after deducting dividends on the Company's preferred securities.

Minority Interest

Cummins minority interest from consolidated operations was $3 million in the first quarter of 2002 compared to $4 million in the first quarter of 2001, a decrease of $1 million, due to lower earnings at Cummins India Limited.

Liquidity and Capital Resources

Cummins operations have historically generated sufficient cash to fund its businesses, capital expenditures and dividend payments. At certain times, the Company's cash provided by operations is subject to seasonal fluctuations and changes in business conditions, and as a result, periodic borrowings are used to finance working capital requirements. The Company has available various short and long-term bank credit arrangements which are more fully disclosed in Note 6 of the Consolidated Financial Statements of the Company's Form 10-K for the year ending December 31, 2001.

These credit arrangements, the Company's accounts receivable securitization program and certain lease obligations contain financial covenants that require the Company to maintain certain financial ratios and minimum net worth levels as defined in the agreements. In addition, the Company must also maintain minimum credit ratings, as defined in the agreements, relating to the Company's long-term, unsecured debt. Some of the agreements covering bank loans, credit agreements and certain lease obligations contain "rating triggers", which typically provide creditors with certain rights in the event that Cummins credit ratings change to predetermined levels. These rights include, but are not limited to, increases in loan pricing and requirements to provide letters of credit.

Financial Covenants and Credit Rating

In April 2002, the Company received notification from Moody's Investors Services, one of two major credit rating agencies, that its long-term and short-term debt ratings were being lowered primarily as a result of the continuing weakness in the North American heavy-duty truck market. Moody's lowered the Company's long-term debt rating from Baa3 to Ba1. The downgrade applies to the Company's long-term notes and debentures, senior unsecured medium-term notes and revolving credit agreement. The short-term rating, which applies to the Company's short-term borrowings, was lowered from Prime-3 to Not-Prime. Standard & Poor's, the other major credit rating agency, has reaffirmed its rating of Cummins debt at BBB-, the lower end of the investment grade category and expects the Company's liquidity and credit protection measures to remain satisfactory for the current rating.

Following is a discussion regarding the impact of the Moody's credit rating downgrade on the Company's financial arrangements and credit agreements.

Accounts receivable securitization program - This short-term financing arrangement in which Cummins sells an interest in its trade receivables to a special purpose subsidiary requires Cummins to maintain a minimum investment grade credit rating for its long-term unsecured debt. As a result of the recent Moody's downgrade, the Company renegotiated the terms of the securitization agreement to amend the requirement to allow a credit rating below investment grade. The terms of the new agreement provide for an increase in the interest rate and fees under the securitization program. The estimated impact of the increase at current business levels is approximately $.5 million annually. As of March 31, 2002 the Company had $90 million outstanding under the securitization program.

Financing arrangements for independent distributors - Cummins is a guarantor of revolving loans, term loans and leases in excess of a specified borrowing base for certain of its independent domestic distributors. The financing arrangement for U.S. distributors requires Cummins to maintain a minimum investment grade credit rating for its long-term unsecured debt. As a result of the recent downgrade, the Company has entered into discussions with the financial institution to renegotiate the terms of its financing arrangement and amend the requirement to maintain a minimum investment grade credit rating. In the interim, the financial institution is continuing to fund this program. The Company expects that the terms of the amendment will result in an increase in fees related to the guarantee. As of March 31, 2002, Cummins had guaranteed $30 million of financing arrangements for its U.S. distributors.

Revolving credit agreement - Cummins maintains a $500 million revolving credit agreement with a group of banks. The interest rate applicable to borrowings under the agreement is based upon a split credit rating involving both credit rating agencies. As a result, the interest rate on the revolving credit agreement remains unchanged and was not affected by the Moody's downgrade. The interest rate will continue to be based on the higher rating of the two agencies credit ratings, i.e., Standard and Poor's. The amount of borrowings outstanding under the revolving credit agreement at March 31, 2002 was $65 million. The credit agreement expires in January 2003, however, the Company expects to renegotiate a new agreement with the participating banks by the end of the second quarter 2002.

Equipment sales-leaseback - In 2001, the Company entered into a sale-leaseback agreement whereby it sold certain manufacturing equipment and leased it back under an operating lease. The lease agreement requires Cummins to maintain a minimum investment grade credit rating. As a result of the recent downgrade in the Company's credit rating, the Company is required to obtain irrevocable, unconditional standby letters of credit for $25 million. The letters of credit will be posted to the benefit of the equipment lessor and certain lenders and will remain in effect until the Company has maintained a minimum investment grade credit rating for twelve consecutive months.

The Company's debt agreements contain several restrictive covenants, which require the Company to maintain a certain level of net worth and maintain a minimum leverage ratio which restricts the amount of additional debt the Company may incur. The most restrictive of these covenants applies to the ESOP Trust Notes. As of March 31, 2002, the Company was in compliance with all of the covenants under its borrowing agreements.

Cash Flows

Key elements of the Company's cash flows during the interim periods follow:
$ Millions	March 31 2002	March 25 2001
Net cash (used) provided by operating activities	$ (43)	$ 43
Net cash used in investing activities	(22)	(83)
Net cash provided by financing activities	67	72
Effect of exchange rate changes on cash	(1)	-
Net change in cash and cash equivalents	$ 1 ====	$ 32 ====

In the first quarter 2002, operating activities used $43 million in cash compared to first quarter 2001 when operating activities provided $43 million in cash. While the Company's net losses from operating activities were offset by the non-cash effect of depreciation in both periods, working capital items consumed $68 million of cash in the first quarter 2002 while providing $20 million of cash in the first quarter of 2001. Compared to a year ago, most of the change in cash provided by working capital resulted from larger increases in accounts receivable, ($58 million) and inventories ($28 million) and a decrease in accounts payable and accrued expenses ($48 million), offset by an increase in proceeds from the sale of receivables ($61 million) under the Company's securitization program. Most of the increase in receivables occurred in the Company's Engine Business, primarily OEMs and distributors, while receivables in the Power Generation Business increased slightly. During the first quarter 2002, the Company generated $35 million in cash through the sale of receivables in its securitization program. The increase in inventories utilized $31 million of cash in the first quarter 2002 while the increase in accounts payable and accrued expenses provided $45 million of cash.

Net cash used in investing activities was $22 million in the first quarter 2002 compared to $83 million a year ago, a decrease of $61 million. A majority of the decrease ($44 million) was a result of significant capital expenditures for the Dakota engine project in the first quarter 2001. The Company's investment in capital expenditures for the year 2002 is expected to be approximately $150 million, $56 million lower than its 2001 investment as a result of overall reductions in planned spending. The remainder of the decrease in net cash used in investing activities was a reduction in investments and advances to joint ventures and alliances, down $17 million compared to a year ago.

Net cash provided by financing activities was $67 million in the first quarter 2002, $5 million lower than first quarter 2001 as a result of lower borrowings.

The overall net change in cash and cash equivalents for the first quarter 2002, was $1 million increase compared to $32 million increase in the first quarter 2001.

Critical Accounting Policies

A summary of Cummins significant accounting policies is included in the notes to consolidated financial statements contained in the annual report on Form 10-K for the year ended December 31, 2001. Management believes the application of these accounting policies on a consistent basis enables the Company to provide financial statement users with useful, reliable and timely information about the Company's operating results and financial condition.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that management believes to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing the Company's financial statements.

Critical accounting policies are those that have a material impact on Cummins financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Cummins critical accounting policies include those addressing the recoverability and useful lives of assets, estimation of liabilities for product coverage programs, income taxes and pensions and postretirement benefits.

Cummins investment in engine manufacturing equipment is depreciated using a modified units-of-production method. The cost of all other equipment is depreciated using the straight-line method. Under the modified units-of-production method, the service life of an asset is measured in terms of units of product produced rather than the passage of time. Depreciation expense under the modified units-of-production method is likewise measured in terms of units of product produced subject to a minimum level or floor. The assumptions and estimates regarding asset service life, estimated residual values and units-of-production are based on a number of factors, including but not limited to, wear and tear, deterioration, and obsolescence. Actual results could differ from these estimates due to changes in retirement or maintenance practices, the introduction of new technology and new products or other changes in the expected service lives of the assets. The Company evaluates the carrying value of its long-lived assets, including goodwill, by performing impairment tests whenever events or changes in circumstances indicate possible impairment.

The Company's estimates of liabilities for product coverage programs are based on payment experience and reflect management's best estimate of expected costs at the time the product is sold and subsequent adjustment to those expected costs when actual costs differ. Future events and circumstances related to product failure rates, repair costs, and the time of failure could materially change these estimates.

The Company determines its provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. Deferred tax assets are reduced by a valuation allowance to the extent the company concludes there is uncertainty as to their ultimate realization. Changes in future tax benefits may be affected by the passage of new tax laws, changes in taxable income and the resolution of tax audit issues.

The accounting for Cummins pension and other postretirement benefit programs are based on a number of assumptions that are reviewed periodically by management. These include a weighted average discount rate, an expected return on plan assets rate, a future compensation increase rate, a health care cost trend rate and assumptions regarding retirement age. The assumptions are affected by changes in interest rates, actual performance of invested plan assets, changes in the Company's compensation levels or policies, actual heath care costs and actual retirement age, respectively.

Disclosure Regarding Forward Looking Financial Statements

This interim report and the Company's press releases, teleconferences and other external communications contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which Cummins operates and management's beliefs and assumptions. Words, such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Cummins undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company held its annual meeting of security holders on April 2, 2002 at which security holders elected nine directors of the Company for the ensuing year.

Results of the voting in connection with the election of directors were as follows:

Voting on Directors
	For	Withheld
Robert J. Darnall	35,612,887	1,513,602
John M. Deutch	35,375,124	1,751,365
Walter Y. Elisha	35,499,831	1,626,658
Alexis M. Herman	35,521,803	1,604,686
William I. Miller	35,397,445	1,729,044
William D. Ruckelshaus	35,333,711	1,792,778
Theodore M. Solso	35,125,980	2,000,509
Franklin A. Thomas	35,416,934	1,709,555
J. Lawrence Wilson	35,647,369	1,479,120

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

Item 5.  Other Information:

None

Item 6.  Exhibits and Reports on Form 8-K:

(a)    Exhibits

         None.

(b)    Reports on Form 8-K

        Current Report on Form 8-K dated April 3, 2002 (Item 4).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMMINS INC.

By:    /s/Susan K. Carter
          Susan K. Carter                                                                        May 15, 2002
          Vice President - Corporate Controller
          (Chief Accounting Officer)