Form 10-Q
period 2002-06-30
CUMMINS INC
filed 2002-08-14
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

CUMMINS INC.
For the Quarter Ended June 30, 2002	Commission File Number 1-4949

Indiana	35-0257090
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

          As of June 30, 2002, there were 41.3 million shares of $2.50 par value common stock outstanding.

PART 1.   FINANCIAL INFORMATION

Item 1.  Financial Statements

CUMMINS INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Unaudited)
	Three Months Ended		Six Months Ended
$ Millions, except per share amounts	June 30 2002	June 24 2001	June 30 2002	June 24 2001
Net sales	$ 1,458	$ 1,461	$ 2,791	$ 2,810
Cost of goods sold	1,184	1,192	2,291	2,309
Gross margin	274	269	500	501
Selling and administrative expenses	186	183	372	366
Research and engineering expenses	55	58	111	111
Joint ventures and alliances income	(7)	(3)	(7)	(5)
Interest expense	17	23	31	46
Restructuring, asset impairment and other non-recurring charges	(1)	125	(1)	125
Other (income) expense, net	(5)	-	(6)	4
Earnings (loss) before income taxes and minority interest	29	(117)	-	(146)
Provision (benefit) for income taxes	6	(39)	(3)	(46)
Minority interest	5	4	8	8
Dividends on preferred securities of subsidiary trust	5	-	11	-
Net earnings (loss)	$ 13	$ (82)	$ (16)	$ (108)
Basic earnings (loss) per share	$ .33	$ (2.14)	$ (.42)	$ (2.82)
Diluted earnings (loss) per share	.33	(2.14)	(.42)	(2.82)
Cash dividends declared per share	.30	.30	.60	.60

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Unaudited)
$ Millions	June 30 2002	December 31* 2001
Assets Current assets
Cash and cash equivalents	$ 101	$ 92
Receivables, net of allowance of $11 and $9	843	656
Inventories	721	688
Other current assets	221	199
	1,886	1,635
Investments in and advances to joint ventures and alliances	248	216
Property, plant and equipment Less accumulated depreciation	2,959 1,614 1,345	3,008 1,603 1,405
Goodwill	344	343
Other intangible assets	99	109
Deferred income taxes	422	422
Other noncurrent assets	189	205
Total assets	$4,533 =====	$4,335 =====
Liabilities and shareholders' investment
Current liabilities
Loans payable	$ 68	$ 21
Current maturities of long-term debt	134	9
Accounts payable	498	366
Other accrued expenses	590	574
	1,290	970
Long-term debt	789	915
Other liabilities	1 ,050	1,051
Minority interest	87	83
Cummins obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of Cummins	291	291
Shareholders' investment
Common stock, $2.50 par value, 150 million shares authorized 48.3 and 48.6 million shares issued	121	121
Additional contributed capital	1,123	1,131
Retained earnings	526	567
Accumulated other comprehensive income	(297)	(326)
Common stock in treasury, at cost, 7.0 and 7.2 million shares	(280)	(289)
Common stock held in trust for employee benefit plans, 2.8 and 2.9 million shares	(135)	(140)
Unearned compensation	(32)	(39)
	1,026	1,025
Total liabilities and shareholders' investment	$4,533 =====	$4,335 =====

*Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited
	Six Months Ended
$ Millions	June 30 2002	June 24 2001
Cash flows from operating activities
Net (loss)	$ (16)	$ (108)
Adjustments to reconcile net (loss) to net cash flows from operating activities:
Depreciation and amortization	108	118
Restructuring and other non-recurring actions	(8)	111
Equity in losses of joint ventures and alliances	3	3
Changes in assets and liabilities:
Receivables	(193)	(42)
Net proceeds from (reduction of) receivables sold	15	(103)
Inventories	(38)	37
Accounts payable and accrued expenses	148	80
Income taxes payable	(16)	(50)
Other	21	11
Net cash provided by operating activities	24	57
Cash flows provided by (used in) investing activities
Property, plant and equipment:
Additions	(34)	(122)
Disposals	3	2
Proceeds from sale-leaseback	-	119
Investments in and advances to joint ventures and alliances	(38)	(19)
Business acquisition	(5)	-
Business divestiture	38	1
Other	-	1
Net cash used in investing activities	(36)	(18)
Net cash provided by (used in) operating and investing activities	(12)	39
Cash flows provided by (used in) financing activities
Proceeds from borrowings	3	-
Payments on borrowings	(12)	(6)
Net borrowings under short-term credit agreements	53	(247)
Dividend payments on common stock	(25)	(25)
Issuance of mandatorily redeemable preferred securities	-	292
Other	1	(10)
Net cash provided by financing activities	20	4
Effect of exchange rate changes on cash & cash equivalents	1	(1)
Net change in cash and cash equivalents	9	42
Cash and cash equivalents at beginning of year	92	62
Cash and cash equivalents at the end of quarter	$ 101 =====	$ 104 =====
Cash payments during the period Interest Income taxes	$ 33 17	$ 43 6

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

Note 1.  Summary of Accounting Policies:

Basis of Presentation:

We have prepared our consolidated financial statements for the interim periods ended June 30, 2002 and June 24, 2001 in conformity with accounting principles generally accepted in the United States. Our interim period financial statements are unaudited and include estimates and assumptions that affect reported amounts based upon currently available information and management's judgment of current conditions and circumstances.

We believe the statements and disclosures include all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented. We recommend that you read our interim financial statements in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2001. Our interim period financial results for the three and six month periods presented are not necessarily indicative of results to be expected for the entire year.

We have reclassified certain amounts in prior period financial statements to conform to the presentation of the current period financial statements.

Principles of Consolidation:

Our consolidated financial statements include the accounts of all majority-owned subsidiaries. All significant intercompany balances and transactions with majority-owned subsidiaries are eliminated in our consolidated financial statements. Joint ventures, affiliated companies and alliances in which we have significant influence, generally represented by common stock ownership or partnership equity of at least 20 percent and not more than 50 percent, are accounted for under the equity method. Our share of the results from joint ventures, affiliated companies and alliances is reported in our Consolidated Statement of Earnings as "Joint ventures and alliances income." Significant transactions with equity investees have been eliminated. The consolidated financial statements include the results of other entities where we own more than 50 percent but less than 100 percent and whose minority ownership is shown on our Consolidated Statement of Financial Position. The minority ownership portion of net earnings (loss) from such entities reduces the amount reported in our consolidated results and is reported as Minority Interest in our Consolidated Statement of Earnings.

Revenue Recognition:

We recognize revenues on the sale of our products, net of estimated costs of returns, allowances and sales incentives, when our products are shipped to customers and title and risk of ownership transfers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. We perform ongoing credit evaluations of our customers and generally do not require collateral to secure our accounts receivables. Sales of engines, service parts, service tools and other items to independent distributors and distributors accounted for under the equity method are recorded when title and risk of ownership transfers. This transfer is based on the agreement in effect with the respective distributor and in the United States and most international locations, occurs generally when the products are shipped. We record a provision for estimated sales returns from distributors at the time of sale based on historical experience of product returns and established maximum allowances for returned product.

Shipping and Handling Costs:

Our shipping and handling costs are expensed as incurred. A majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified in our Consolidated Statement of Earnings as selling and administrative expenses. In the second quarter and the first half of 2002, respectively, these costs were estimated at $21 million and $42 million. In the second quarter and the first half of 2001, respectively, these costs were estimated at $22 million and $44 million, respectively.

Off-Balance Sheet Arrangements and Special Purpose Entities

We use a special purpose entity, Cummins Receivable Corporation in connection with the sale of our trade accounts receivable. Cummins Receivable Corporation is a wholly-owned, bankruptcy-remote special purpose subsidiary that transfers an interest in our receivables, without recourse, to limited purpose receivable securitization entities (conduits) that are established and managed by an independent financial institution. Following the transfer of the sold receivables to the conduits, receivables are no longer assets of Cummins and the sold receivables no longer appear on our balance sheet. The use of this financing arrangement enables Cummins to access the highly liquid and efficient markets for the sale of our receivables when they are packaged in this type of structure.

In June 2001, we issued 6 million shares of convertible quarterly income preferred securities through Cummins Capital Trust, a Delaware special purpose trust and wholly-owned subsidiary of Cummins. The proceeds from the issuance of the preferred securities of $291 million were invested by the Trust in convertible subordinated debentures issued by Cummins. The sole assets of the Trust are the debentures.

None of our officers, directors or employees of Cummins or their affiliates hold any direct or indirect equity interests in either SPE other than holdings of Cummins common stock.

In 2001, we entered into a lease agreement where we sold and leased back certain heavy-duty engine manufacturing equipment with a nationally prominent, creditworthy lessor who had an established SPE to facilitate the financing of the equipment for Cummins. The use of the SPE allows the parties providing the lease financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties. This is a conventional financing technique used to lower the cost of borrowing and thus, the lease cost to Cummins. There is a well-established market in which financial institutions participate in the financing of such property through their purchase of interests in such SPE's. The SPE established to facilitate the equipment lease to Cummins is owned by an institution, which is truly independent and not affiliated with Cummins. The financial institution maintains a substantial equity investment in the SPE.

Income Tax Accounting:

Our provision for income taxes is determined using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Our deferred tax assets are reduced by a valuation allowance to the extent there is uncertainty as to their ultimate realization. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. During interim reporting periods our income tax provision is based upon the estimated annual effective tax rate of those taxable jurisdictions where we conduct business. For the three month and six month periods ending June 30, 2002, our effective tax rate was 25 percent on earnings (loss) before income taxes after deducting dividends on our preferred securities and 33 percent for restructuring and other charges.

Inventories:

Our inventories are stated at the lower of cost or net realizable value. At December 31, 2001, approximately 22 percent of our domestic inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method.

Inventories are as follows:
	June 30	December 31
$ Millions	2002	2001
Finished products	$ 390	$ 365
Work-in-process and raw materials	387	379
Inventories at FIFO cost	777	744
Excess of FIFO over LIFO	(56)	(56)
	$ 721 ====	$ 688 ====

Earnings Per Share:

We calculate basic earnings per share (EPS) of common stock by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if options or securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.

For the three months ended June 24, 2001, we excluded approximately .2 million shares attributable to the exercise of outstanding common stock options from the calculation of diluted EPS because the effect was antidilutive. For the first half ended June 30, 2002 and June 24, 2001, we excluded .3 million shares and .2 million shares, respectively from the calculation of diluted EPS because the effect was antidilutive.

In addition, we also excluded 6.3 million shares attributable to the conversion of the Company's Preferred Securities of Subsidiary Trust, issued in June 2001, from the calculation of diluted EPS for the second quarter and first half ended June 30, 2002 and June 24, 2001 because the effect was antidilutive.

Shares of common stock held by our employee benefits trust are not included in the calculation of EPS until the shares are distributed from the plan.
	Three Months		Six Months
	June 30	June 24	June 30	June 24
$ Millions, except per share amounts	2002	2001	2002	2001
Net earnings (loss)	$ 13	$ (82)	$ (16)	$ (108)
Weighted average shares outstanding Basic Dilutive effect of options Diluted	38.5 .5 39.0	38.2 - 38.2	38.5 - 38.5	38.2 - 38.2
Net earnings (loss) per share Basic Diluted	$ 0.33 0.33	$ (2.14) (2.14)	$ (0.42) (0.42)	$ (2.82) (2.82)

The weighted average diluted common shares outstanding for June 30, 2002 and June 24, 2001 excludes the effect of approximately 2.5 million and 2.7 million common stock options, respectively, since such options have an exercise price in excess of the average market value of Cummins common stock for the respective periods.

Note 2. Goodwill and Other Intangible Assets - Recently Adopted Accounting Standard:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" concurrent with SFAS No. 141, "Business Combinations". SFAS No. 142 addresses financial accounting and reporting for goodwill and intangible assets. Under SFAS 142, goodwill and certain other intangible assets having indefinite useful lives are no longer amortized but are reallocated to applicable reporting units for purposes of performing annual impairment tests using a fair-value-based analysis.

As required by SFAS No. 142, we applied this new accounting standard on January 1, 2002 to our previously recognized goodwill and intangible assets. At December 31, 2001, our net goodwill related to consolidated entities was approximately $343 million. For purposes of impairment testing, we assigned $332 million of goodwill to a component within the Filtration and Other reporting segment, $6 million to a component within the Engine Business reporting segment and $5 million to the International Distributor reporting segment. During the first quarter 2002, we completed the first step of the transitional goodwill impairment test which required us to compare the fair value of our reporting units to the carrying value of the net assets of our reporting units as of January 1, 2002. For each of our reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. Based on this analysis, we concluded that the fair value of each of our reporting units exceeded their carrying, or book value, including goodwill, and therefore we did not recognize any write-down of goodwill.

As required by SFAS No. 142, our Consolidated Statement of Earnings for periods prior to its adoption have not been restated. However, the effect on our net earnings and earnings per share of excluding goodwill amortization is shown in the table below:
	Three Months		Six Months
$ Millions, except per share amounts	June 30 2002	June 24 2001	June 30 2002	June 24 2001
Net earnings (loss) As reported Goodwill amortization	$ 13 -	$ (82) 2	$ (16) -	$ (108) 5
Net earnings (loss) as adjusted	$ 13	$ (80)	$ (16)	$ (103)
Basic earnings (loss) per share As reported Goodwill amortization As adjusted	$ .33 - $ .33	$ (2.14) .07 $(2.07)	$ (.42) - $ (.42)	$ (2.82) .14 $ (2.68)
Diluted earnings (loss) per share As reported Goodwill amortization As adjusted	$ .33 - $ .33	$ (2.14) .07 $ (2.07)	$ (.42) - $ (.42)	$ (2.82) .14 $ (2.68)

The following table summarizes other intangible assets with finite useful lives that are subject to amortization at the dates indicated.
$ Millions	June 30 2002	December 31 2001	June 24 2001
Software Accumulated amortization Net software	$ 195 (97) 98	$ 187 (82) 105	$ 172 (65) 107
Trademarks and patents Accumulated amortization Net trademarks and patents	4 (3) 1	8 (4) 4	4 (3) 1
Total	$ 99	$ 109	$ 108

Amortization expense for other intangibles totaled $17 million and $16 million for the six months ended June 30, 2002 and June 24, 2001, respectively. Amortization for the twelve months ended December 31, 2001, totaled $34 million. Internal and external software costs (excluding those related to research, reengineering and training) and trademarks and patents are amortized generally over a five year period. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is approximately $33 million in 2002, $27 million in 2003, $22 million in 2004, $12 million in 2005 and $5 million in 2006.

Note 3. Restructuring, Asset Impairment and Other Charges:

We have continued a restructuring program initiated in 1998 to improve the Company's cost structure. The charges related to this program include staffing reorganizations and reductions in various business segments, asset impairment write-downs for manufacturing equipment, facility closure and consolidation costs, dissolution costs and restructuring actions related to joint venture operations, cancellation of a new engine development program and exit costs related to several small business operations. As of December 31, 2001 all activities associated with the 1998 and 1999 restructuring actions were complete. The 2000 and 2001 actions were a result of the downturn in the North American heavy-duty truck market and several other end-markets and were taken in order to achieve lower production costs and improve operating efficiencies under difficult economic conditions. A detailed discussion of the restructuring charges incurred during 2000 through 2002 accompanied by schedules that present, by major cost component and by year of provision, activity related to the restructuring charges for 2000, 2001, and 2002, including adjustments to the original charges follow:

Restructuring Plan - 2000
$ Millions	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
Total restructuring charged to expense	$ 42	$ 102	$ 16	$ 160
Cash payments	(5)	-	-	(5)
Non-cash charges	-	(68)	-	(68)
Balance at December 31, 2000	37	34	16	87
Cash payments	(16)	-	(5)	(21)
Non-cash charges	-	(34)	(4)	(38)
Reallocation of excess reserves	(3)	-	-	(3)
Balance at December 31, 2001	18	-	7	25
Cash payments	(8)	-	-	(8)
Adjustment to asset carrying value	-	4	-	4
Reversal of restructuring reserves	(6)	(4)	(2)	(12)
Balance at June 30, 2002	$ 4	$ -	$ 5	$ 9

During the fourth quarter of 2000, we announced restructuring plans in response to the downturn in the North American heavy-duty truck market where our shipments had declined 35 percent from 1999 and recorded a restructuring charge of $160 million. Of this amount, $131 million was associated with our Engine Business, $19 million with our Power Generation Business and $10 million with our Filtration and Other Business. The charges included workforce reduction costs of $42 million, $102 million for asset impairments (including $30 million for software developed for internal use) and $16 million associated with exit costs to close or consolidate a number of small business operations.

The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation. The charges included severance and benefit costs of terminating approximately 600 salaried and 830 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. In the fourth quarter 2001, we realigned our workforce reduction plans and reallocated $3 million of excess liabilities for termination benefits to recent workforce reduction actions committed to during that quarter. All employees affected by this workforce reduction plan have been separated or terminated by June 30, 2002 and we expect to pay remaining severance costs and related benefits before the end of 2002. Approximately 660 salaried and 725 hourly employees were affected by the workforce reduction actions associated with this plan.

The asset impairment charge of $102 million was calculated in accordance with the provisions of SFAS 121.  Of this charge, $30 million consisted of capitalized software-in-process related to manufacturing, financial and administrative information technology programs that were cancelled during program development and prior to implementation. The remaining $72 million included $38 million for engine assembly and fuel system manufacturing equipment to be disposed of upon closure or consolidation of production operations. The equipment is expected to continue in use and be depreciated for approximately two years prior to closure or consolidation. The expected recovery value of the equipment was based on estimated salvage value and was excluded from the impairment charge. The charge also included $11 million for equipment available for disposal, $6 million for properties available for disposal, $10 million for investments, and $7 million for intangibles and minority interest positions related to divesting smaller operations and investments. The carrying value of assets held for disposal and the effect of suspending depreciation on such assets is not significant.

In the second quarter 2002, we cancelled plans to close a filtration manufacturing plant, transferred impaired power generation equipment that was previously slated for disposal to a foreign operation and realigned our workforce reduction plan. These actions resulting in a reversal of $12 million in excess charges related to this plan. As of June 30, 2002, $9 million of restructuring charges remained in accrued liabilities. We expect to complete this restructuring action by the end of 2002.

Restructuring Plan - 2001
$ Millions	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
Total restructuring charged to expense	$ 14	$ 110	$ 1	$ 125
Cash payments	(10)	-	-	(10)
Non-cash charges	-	(110)	(14)	(124)
Cash receipts	-	-	13	13
Reallocation of excess reserves	3	-	-	3
Balance at December 31, 2001	7	-	-	7
Cash payments	(2)	-	-	(2)
Cash receipts	-	8	-	8
Non-cash charges	-	(3)	-	(3)
Reversal of restructuring reserves	-	(5)	-	(5)
Balance at June 30, 2002	$ 5	$ -	$ -	$ 5

In the second quarter of 2001, as a result of the continuing downturn in the North American heavy-duty truck market and several other end-markets, we announced further restructuring actions and recorded restructuring charges of $125 million. The charges included $14 million attributable to workforce reduction actions, $110 million for asset impairment and $1 million attributed to the divestiture of a small business operation. Of this charge, $118 million was associated with the Engine Business, $5 million with the Power Generation Business and $2 million with the Filtration and Other Business.

The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation. The charges included severance and benefit costs of terminating approximately 400 salaried and 150 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. All employees affected by this workforce reduction plan and the subsequent fourth quarter 2001 realignment plan will have been terminated by the end of the fourth quarter 2002 and remaining severance costs and related benefits will be paid through the end of the first quarter 2003. As of June 30, 2002 a total of 360 salaried and 125 hourly employees have been separated or terminated under the workforce reduction actions of this plan.

The asset impairment charge was for equipment, tooling and related investment supporting a new engine development program that was cancelled during the quarter. The charges included the investment in manufacturing equipment previously capitalized and cancellation charges for capital and tooling purchase commitments. The charge was reduced by the estimated salvage value related to the planned equipment disposals. In the second quarter 2002, we recovered $8 million of salvage proceeds on planned equipment disposals, of which $5 million was in excess of previously estimated recoveries and was reversed against the original restructuring charge.

As of June 30, 2002 $5 million of restructuring charges related to unpaid severance costs and termination benefits remained in accrued liabilities. We expect to complete all activities associated with this restructuring plan in the fourth quarter 2002.

Restructuring Plan - 2002
$ Millions	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
Total restructuring charged to expense	$ 11	$ 3	$ 2	$ 16
Cash payments	(6)	-	-	(6)
Non-cash charges	-	(3)	-	(3)
Balance at December 31, 2001	$ 5	$ -	$ 2	$ 7

In the second quarter 2002, we took further restructuring actions precipitated by continued weak market conditions across most of our businesses and recorded a restructuring charge of $16 million. The charge was partially offset by a $12 million reversal of excess 2000 restructuring reserves and a $5 million reversal of excess 2001 restructuring reserves. The charge included $11 million attributable to workforce reduction actions, $3 million for asset impairment and $2 million related to facility closures and consolidations. Of this charge, $ 5 million was associated with the Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

The charges included severance cost and benefit costs of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. These actions reflect overall reductions in staffing levels due to closing operations and moving production to locations with available capacity. As of June 30, 2002 approximately 170 salaried and 150 hourly employees had been separated or terminated under this plan. We expect to complete all workforce reduction actions associated with this action by the end of the first quarter 2003.

The asset impairment charge related to equipment available for disposal. The carrying value of the equipment and the effect of suspending depreciation on the equipment was not significant.

As of June 30, 2002, $7 million of restructuring charges remained in accrued liabilities. We expect to complete this restructuring action in the first quarter 2003 and related cash payments to be disbursed by the end of second quarter 2003.

Note 4.  Other (Income) Expense:

The major components of other (income) expense included in the Consolidated Statement of Earnings are shown below:
	Three Months		Six Months
$ Millions	June 30 2002	June 24 2001	June 30 2002	June 24 2001
Operating (income) expense: Sale of scrap Amortization of intangibles Foreign currency Royalty fees	$ (1) 1 2 (3)	$ (1) 3 2 (1)	$ (2) 1 6 (3)	$ (2) 6 5 (1)
Non-Operating (income) expense:
Gain on sale of distributor Non-operating partner expense Bank charges Interest income Rental income Other, net	(3) 1 1 (2) (1) -	- 1 1 (2) (3) -	(3) 2 2 (5) (2) (2)	- 2 2 (4) (4) -
Total	$ (5) ====	$ - ====	$ (6) ====	$ 4 ====

Note 5.  Derivatives and other Financial Instruments:

We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial derivative contracts. As stated in our policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculation or trading. Our derivative transactions are entered into only with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant. The status and results of our hedging program activities are reported to senior management on a periodic basis. The following table summarizes our outstanding derivatives by risk category and instrument type:
	June 30, 2002		December 31, 2001		June 24, 2001
$ Millions	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Currency: Forward Contracts	$ 210	$ -	$ 119	$ 1	$ 171	$ -
Interest Rate: Swaps	225	8	225	4	-	-
Commodity Price: Fixed Price Swap	8	-	11	(1)	10	(1)
	$ 443 ====	$ 8 ====	$ 355 ====	$ 4 ====	$ 181 ====	$ (1) ====

Foreign Exchange Contracts

Due to our international business presence, we are exposed to foreign currency exchange risks. We transact business extensively in foreign currencies and as a result, our earnings experience some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts.

In April 2002, we began hedging our foreign currency exposure to variability in the functional currency equivalent cash flows associated with anticipated transactions. These derivative contracts are designated and qualify as cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The effective portion of the unrealized gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the unrealized gain or loss on the derivative instrument, if any, is recognized in "Other Income" in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the fair value gains or losses from these foreign currency derivatives are recognized directly in earnings. Our internal policy allows for managing anticipated foreign currency cash flow for up to one year. As of June 30, 2002, approximately 92 percent of the notional amount of the forward contracts shown in the table above were attributable to three currencies, the British Pound (48 percent), the Australia Dollar (27 percent) and the Euro (17 percent). As of June 24, 2001, approximately 88 percent of the contracts were attributable to the same currencies, the British Pound (35 percent), the Euro (19 percent) and the Australian Dollar (34 percent).

Interest Rate Swaps

We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk and reduce financing costs. Currently, we have one interest rate swap relating to our 6.45% Notes that mature in 2005. The swap converts $225 million notional amount from fixed rate debt into floating rate debt and matures in 2005. The interest rate swap is designated as a fair value hedge of our fixed rate debt. As the critical terms of the swap and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains on the swap are completely offset by the fair value adjustment to the underlying debt.

In March 2001, the Company terminated three fixed-to-floating interest rate swap agreements related to Cummins 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005. The termination of these swaps resulted in a $9 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized in second quarter 2002 was $.7 million and for the first half 2002 $1.4 million.

Commodity Price Swaps

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we enter into fixed price swaps with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The fixed price swaps are derivative contracts and are designated as cash flow hedges. The ineffective portion of the hedge is recognized in our earnings in the period in which the ineffectiveness occurs.

Note 6. Borrowing Arrangements:

We have $125 million of 6.25% Notes maturing on March 1, 2003. We have classified the notes as current maturities of long-term debt as of March 31, 2002 based upon their maturity date. In addition, we have a five-year revolving credit agreement with a group of banks that provides for borrowings up to $500 million that expires in January 2003. As of June 30, 2002, outstanding borrowings under the revolving credit agreement were $40 million and are classified as loans payable based upon our intent to repay the borrowings prior to the expiration date of the agreement. We are currently renegotiating the terms of our revolving credit agreement with our lenders and expect to enter into a new agreement in the third quarter 2002.

Our debt and credit agreements contain several restrictive financial covenants. Under the most restrictive of these provisions, we are required to maintain a debt to capital ratio of 55 percent and a minimum net worth level (as defined in the agreement) of $1.149 million as of June 30, 2002. The agreement also limits our subsidiary borrowings and sale lease back transactions to $200 million or less. As of June 30, 2002, we were in compliance with all of the covenants and restrictions under our borrowing agreements.

Note 7. Business Segments and Geographic Information:

We have four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributor. Our business segments are organized according to the products and markets each segment serves. This type of reporting structure allows management to focus their efforts on providing enhanced service to a wide range of customers. Profit before interest and taxes and other nonrecurring charges and return on average net assets excluding debt, taxes and nonrecurring accruals are the primary basis for the chief operating decision maker, our Chairman and Chief Executive Officer, to evaluate the performance of each of our business segments. In the fourth quarter of 2001, we realigned our reporting structure and created a new business segment, International Distributor. As a result, we have reclassified certain historical business segment data to reflect this change. A summary of operating results by segment for the three month and six month periods is shown below:

$ Millions	Engine	Power Generation	Filtration & Other	International Distributor	Eliminations	Total
Three months ended June 30, 2002 Net sales	$ 850	$ 304	$ 243	$ 145	$ (84)	$ 1,458
Earnings (loss) before interest, taxes and restructuring	14	(2)	23	10		45
Restructuring, asset impairment & other	(6)	1	-	4		(1)
Earnings (loss) before interest and taxes	20	(3)	23	6	-	46
Net assets	$ 772	$ 311	$ 637	$ 185	-	$ 1,905
Three months ended June 24, 2001 Net sales	$ 786	$ 384	$ 225	$ 143	$ (77)	$ 1,461
Earnings (loss) before interest, taxes and restructuring	(24)	32	16	7		31
Restructuring, asset impairment & other	118	5	1	1		125
Earnings (loss) before interest and taxes	(142)	27	15	6	-	(94)
Net assets	$ 1,050	$ 421	$ 664	$ 190	-	$ 2,325
Six months ended June 30, 2002 Net sales	$ 1,626	$ 587	$ 471	$ 269	$ (162)	$ 2,791
Earnings (loss) before interest, taxes and restructuring	(5)	(17)	41	11		30
Restructuring, asset impairment & other	(6)	1	-	4		(1)
Earnings (loss) before interest and taxes	$ 1	$ (18)	$ 41	$ 7	-	$ 31
Six months ended June 24, 2001 Net sales	$ 1,554	$ 693	$ 440	$ 276	$ (153)	$ 2,810
Earnings (loss) before interest, taxes and restructuring	(58)	40	32	11		25
Restructuring, asset impairment & other	118	5	1	1		125
Earnings (loss) before interest and taxes	$ (176)	$ 35	$ 31	$ 10	-	$ (100)

The tables below reconcile the segment information to the corresponding amounts in the consolidated financial statements:
	Three Months		Six Months
$ Millions	June 30 2002	June 24 2001	June 30 2002	June 24 2001
Earnings (loss) before interest and taxes for business segments	$ 46	$ (94)	$ 31	$ (100)
Interest expense	17	23	31	46
Income tax provision (benefit)	6	(39)	(3)	(46)
Minority interest	5	4	8	8
Dividends on preferred securities	5	-	11	-
Consolidated net earnings (loss)	$ 13	$ (82)	$ (16)	$ (108)
Net assets for business segments	$ 1,905	$ 2,583
Liabilities deducted in arriving at net assets	2,030	1,427
Deferred tax assets not allocated to segments	579	423
Debt-related costs not allocated to segments	19	19
Consolidated assets	$ 4,533	$ 4,452

Note 8.  Comprehensive Earnings:

A reconciliation of our net earnings (loss) to comprehensive earnings (loss) for the three month and six month periods is shown in the table below:

	Three Months		Six Months
$ Millions	June 30 2002	June 24 2001	June 30 2002	June 24 2001
Net earnings (loss)	$ 13	$ (82)	$ (16)	$ (108)
Other comprehensive earnings (loss), net of tax: Unrealized gain on securities Unrealized gain (loss) on derivatives Foreign currency translation adjustments	- 2 32	3 (1) (11)	- 3 26	3 (1) (36)
Comprehensive earnings (loss)	$ 47	$ (91)	$ 13	$ (142)

Note 9.  Contingencies and Environmental Compliance

The Company and its subsidiaries are defendants in a number of pending legal actions, including actions related to use and performance of our products. Our engine products are also subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. A more complete description of our legal contingencies and environmental compliance is disclosed in our Annual Report on Form 10-K for the year ended December 31, 2001. We have reviewed the status of the disclosures contained in our Form 10-K and believe there are no material changes except for the following:

On April 1, 2002 we received certification from the U.S. Environmental Protection Agency (EPA) for our ISX diesel truck engine. The certification affirms our compliance with stringent new emission standards that become effective October 1, 2002 and permits us to produce and sell this engine under the new emissions standards. The standards were established in a consent decree that we entered into with the EPA, the U.S. Department of Justice and CARB in October 1998 along with other diesel engine manufacturers. In issuing our certification, the EPA also affirmed the use of Auxiliary Emissions Control Devices (AECD) that we submitted. The use of AECD's is permitted under existing law when engine protection is deemed necessary under certain operating conditions. AECD's are used in engines throughout the industry today and are approved as part of the EPA regulations and certification process.

We are on schedule to meet the requirements to pull forward the reduction of emissions levels for off-highway engines of 300 to 750 horsepower that becomes effective under the consent decree on January 1, 2005. We believe meeting this requirement has been facilitated by our development work for the on-highway engines.

Manufacturers who signed the EPA consent decree in 1998 are required to pay nonconformance penalties to the EPA if they sell engines that are noncompliant with the new and lower emissions levels determined by the consent decree. The payment of nonconformance penalties will allow a manufacturer who signed the consent decree to sell noncompliant engines while it completes the development work necessary to produce and sell a compliant product. We do not expect to build and sell noncompliant products and therefore we do not expect to pay a material amount of nonconformance penalties.

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Second Quarter and First Six Months of 2002 Compared to 2001

Net sales

Cummins net sales during the second quarter of 2002 were $1.458 billion, unchanged when compared to net sales of $1.461 billion in the second quarter of 2001, reflecting continued weakness in the majority of our end markets. Net sales for the first half of 2002 were $2.791 billion compared to $2.810 billion in the same period last year or essentially flat year over year. While engine sales were slightly higher during the second quarter and first half of 2002, they were offset by lower revenues from power generation products during the same periods.

Gross margin

Our gross margin for the second quarter 2002 increased from 18.4 percent in 2001 to 18.8 percent. Our year to date gross margin in 2002 was 17.9 percent compared to 17.8 percent in the same period in 2001. Included in second quarter gross margin were product coverage costs of $51 million, or 3.5 percent of net sales, compared to $53 million or 3.6 percent of net sales in 2001, reflecting better reliability of our newer engine models where we have focused significant quality improvement efforts. Excluding product coverage costs, gross margin for the quarter was $325 million or 22.3 percent compared to $322 million or 22.0 percent a year ago, a $3 million increase. The benefits of our cost reduction efforts and improved manufacturing cost absorption at our heavy-duty engine plants helped to offset lower volumes in our power generation business.

Selling and administrative expenses

Selling and administrative expenses in the second quarter and first half of 2002 were slightly higher than the same periods in 2001, up $3 million and $6 million, respectively, primarily as a result of funding for certain growth initiatives due to earnings improvement. For the first six months, selling and administrative expenses were 13.3 percent of net sales compared with 13.0 percent of sales for the first six months of 2001.

Research and engineering expenses

Research and engineering expenses in the second quarter and first half of 2002 were slightly lower and unchanged, respectively, from the comparable periods in 2001. Second quarter research and engineering expenses decreased $3 million compared to a year ago due to the cancellation of a major engine development program in the second quarter of 2001 partially offset by higher engineering costs associated with our '02 emissions products. For the first six months, research and engineering expenses were 4.0 percent of net sales for 2001 and 2002.

Joint ventures and alliances income

Our income from joint ventures and alliances for the second quarter was $7 million compared to $3 million in the second quarter a year ago and $7 million for the first half compared to $5 million for the first half of 2001. The increase resulted from improved earnings across several of our China joint ventures as well as our new marine joint venture, Cummins Mercruiser.

Interest expense

Interest expense for the second quarter 2002 was $17 million and $31 million for the first half of 2002, $6 million and $15 million, respectively, lower than the comparable periods in 2001. The lower interest expense was primarily due to the issuance of our preferred securities in the second quarter of 2001, and lower interest rates. The $5 million in dividends on our preferred securities are classified as a separate caption on our Consolidated Statement of Earnings. Interest expense in the second quarter 2002 included a $2 million adjustment relating to prior accounting periods that was necessary to properly state our liability for accrued interest.

Other income and expense, net

Other income in the second quarter of 2002 was $5 million compared to a net zero amount in the comparable quarter a year ago. For the first six months, other income, net, was $6 million compared to $4 million of net expense for the first six months of 2001. A gain on the sale of a U.S. distributor, royalty fees and the discontinuance of goodwill amortization were the significant items contributing to the increase. The impact on our earnings of discontinuing goodwill amortization is disclosed in Note 2 to the Consolidated Financial Statements. The major components of other income and expense, classified as operating and non-operating items are disclosed in Note 4 to the Consolidated Financial Statements.

Restructuring charges

Restructuring, asset impairment and other non-recurring charges were $16 million in the second quarter 2002 offset by a $17 million reversal of excess restructuring accruals related to previous actions that were realigned or cancelled. Restructuring charges in the second quarter of 2001 were $125 million. We have continued a restructuring program initiated in 1998 to improve the Company's cost structure. The related charges include staffing reorganizations and reductions in various business segments, asset impairment write-downs for manufacturing equipment, facility closure and consolidation costs, dissolution costs and restructuring actions related to joint venture operations, cancellation of a new engine development program and other exit costs related to small business operations. As of December 31, 2001 all activities associated with the 1998 and 1999 restructuring actions are complete. The 2000 and 2001 actions were a result of the downturn in the North American heavy-duty truck market and related conditions and were taken in order to achieve lower production costs, improve operating efficiencies, and enhance management effectiveness under difficult economic conditions. A detailed discussion of the restructuring charges during 2000 through 2002 follows.

2000 Restructuring charges

During the fourth quarter of 2000, we announced restructuring plans primarily in response to the downturn in the North American heavy-duty truck market where our shipments had declined 35 percent from 1999 and recorded a restructuring charge of $160 million. Of this amount, $131 million was associated with our Engine Business, $19 million with our Power Generation Business and $10 million with our Filtration and Other Business. The charges included workforce reduction costs of $42 million, $102 million for asset impairments (including $30 million for internally developed software) and $16 million associated with exit costs to close or consolidate a number of small business operations.

The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation. The charges included severance and benefit costs of terminating approximately 600 salaried and 830 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. In the fourth quarter 2001, we realigned our workforce reduction plan and reallocated $3 million of excess liabilities for termination benefits to recent workforce reduction actions committed to during that quarter. All employees affected by this workforce reduction plan have been separated or terminated by June 30, 2002 and we expect to pay remaining severance costs and related benefits before the end of 2002. Approximately 660 salaried and 725 hourly employees were affected by this plan.

The asset impairment charge of $102 million was calculated in accordance with the provisions of SFAS 121. $30 million of the charge consisted of capitalized software-in-process related to manufacturing, financial and administrative information technology programs that were cancelled during program development and prior to implementation. The remaining $72 million included $38 million for engine assembly and fuel system manufacturing equipment to be disposed of upon closure or consolidation of production operations. The equipment is expected to continue in use and be depreciated for approximately two years prior to closure or consolidation. The expected recovery value of the equipment was based on estimated salvage value and was excluded from the impairment charge. The charge also included $11 million for equipment available for disposal, $6 million for properties available for disposal, $10 million for investments, and $7 million for intangibles and minority interest positions related to divesting smaller operations and investments. The carrying value of assets held for disposal and the effect of suspending depreciation on these assets was not significant.

In the second quarter 2002, we cancelled plans to close a filtration manufacturing plant, transferred impaired power generation equipment to a foreign operation and realigned our workforce reduction plan resulting in a reversal of $12 million in charges related to this plan. As of June 30, 2002, $9 million of restructuring charges remained in accrued liabilities related to this plan. We expect to complete this restructuring action in 2002.

In the second quarter 2002, we recognized approximately $15 million in savings under this plan comprised of $12 million in cost of goods sold, $2 million in selling, general and administrative expenses and $1 million in research and engineering expenses.

2001 Restructuring charges

In the second quarter of 2001, primarily as a result of the continuing downturn in the North American heavy-duty truck market and related conditions, we announced further restructuring actions and recorded restructuring charges of $125 million. The charges included $14 million attributable to workforce reduction actions, $110 million for asset impairment and $1 million attributed to the divestiture of a small business operation. Of this charge, $118 million was associated with the Engine Business, $5 million with the Power Generation Business and $2 million with the Filtration and Other Business.

The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation. The charges included severance costs and related benefits of terminating approximately 400 salaried and 150 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. All employees affected by this workforce reduction plan and the subsequent fourth quarter 2001 realignment plan will have been terminated by the end of the fourth quarter 2002 and remaining severance costs and related benefits will be paid through the end of the first quarter 2003. A total of 360 salaried and 125 hourly employees were affected by this plan.

The asset impairment charge was for equipment, tooling and related investment supporting a new engine development program that was cancelled during the quarter. The charges included the investment in manufacturing equipment previously capitalized and cancellation charges for capital and tooling purchase commitments. The charge was reduced by the estimated salvage value related to the planned equipment disposals. In the second quarter 2002, we recovered $8 million of salvage proceeds on planned equipment disposals, of which $5 million was in excess of estimated recoveries and was reversed against the original restructuring charge.

As of June 30, 2002 $5 million of restructuring charges related to unpaid severance costs and termination benefits remained in accrued liabilities. We expect to complete all activities associated with this restructuring plan in the fourth quarter 2002.

For the second quarter ended June 30, 2002 we recognized savings from this restructuring action of approximately $4 million in cost of goods sold, $1 million in selling, general and administration expenses and $1 million in research and engineering expenses.

2002 Restructuring charges

In the second quarter 2002, we announced further restructuring actions precipitated by weak market conditions, related primarily to our Power Generation Business and recorded additional restructuring charges of $16 million. The charges included $11 million attributable to workforce reduction actions, $3 million for asset impairment and $2 million related to facility closures and consolidations. Of this charge, $5 million was associated with the Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

The charges included severance costs and related benefits of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. These actions reflect overall reductions in staffing levels due to closing operations and moving production to available capacity. As of June 30, 2002 approximately 170 salaried and 150 hourly employees had been separated or terminated under this plan. We expect to complete all workforce reduction actions associated with this plan by the end of the first quarter 2003.

The asset impairment charge is related to equipment available for disposal. The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant.

We expect to realize approximately $13 million in annual savings as a result of this action. For the second quarter ended June 30, 2002, approximately $1 million in savings was recognized in cost of goods sold. As of June 30, 2002, $7 million of restructuring charges remained in accrued liabilities. We expect to complete this restructuring action in the first quarter 2003 and related cash payments to be completed by the end of second quarter 2003. We expect to fund the remaining costs of our 2000, 2001 and 2002 restructuring actions with funds generated from operations.

Note 3 to the consolidated financial statements includes schedules that present, by major cost component and by year of expense, activity related to the restructuring charges discussed above during the years 2000 through 2002 including adjustments to the original charges.

Provision for income taxes

We recorded an income tax provision of $6 million in the second quarter of 2002 compared to a $39 million benefit recorded in the second quarter of 2001. For the first six months of 2002, we recorded a $3 million income tax benefit as compared to a $46 million benefit for the first six months of 2001. The second quarter and first six months of 2002 and 2001 reflect an estimated annual effective tax rate of 25 percent on our earnings or loss before income taxes and after deducting dividends on our preferred securities and an effective tax rate of 33 percent for restructuring charges.

Minority interest

Our minority interest from consolidated operations was $5 million in the second quarter of 2002 compared to $4 million in the second quarter of 2001, an increase of $1 million, due to improved earnings at Cummins India Limited. For the first half of 2002 and 2001, our minority interest from consolidated operations was $8 million.

Net earnings

Net earnings for the second quarter 2002, including restructuring charges were $13 million or $.33 per share compared to an $82 million loss or $(2.14) in the second quarter of 2001. Excluding restructuring charges, net earnings for the second quarter were $12 million or $.31 per share compared to $2 million or $0.06 per share in the second quarter 2001. For the first half of 2002, we recorded a net loss of $16 million, or $(.42) per share compared to a net loss of $108 million, or $(2.82) per share in the first half of 2001. Most of the increase in net earnings, excluding restructuring charges, was attributable to increased engine volumes with improved overhead absorption at our heavy-duty plants, continued focus on cost reduction activities, lower product coverage expenses and earnings improvement in our Filtration and Other Business.

Engine Business

Total sales for the Engine Business were $850 million, up $64 million, or 8 percent, compared to second quarter 2001. For the first half of 2002, engine sales were $1.626 billion, up $72 million, or 5 percent, compared to sales of $1.554 billion in the first half of 2001. A summary and discussion of net sales for the Engine Business by market follows:
	Second Quarter		First Half
$ Millions	June 30 2002	June 24 2001	June 30 2002	June 24 2001
Heavy-duty Truck	$ 265	$ 235	$ 484	$ 471
Medium-duty Truck and Bus	157	147	295	291
Light-duty Automotive	179	151	336	272
Industrial	191	192	388	387
High-horsepower Industrial	58	61	123	133
	$ 850 =====	$ 786 =====	$ 1,626 =====	$ 1,554 =====

Heavy-duty Truck

Sales to the heavy-duty truck market were $265 million in the second quarter of 2002, up $30 million, or 13 percent, compared to the second quarter of 2001 reflecting a recent increase in OEM order rates partially in response to accelerated purchases before new engine emissions standards take effect October 1, 2002. For the first half, heavy-duty sales were $484 million, up $13 million, or 3 percent, compared to the first half of 2001. Unit shipments of heavy duty truck engines were 11,200 in second quarter 2002 compared to 9,800 in 2001, or an increase of 14 percent. On a year-to-date basis, shipments of heavy-duty truck engines for the first half of 2002 were 6 percent below the comparable period a year ago. Shipments of our new ISX engine continue to increase and were 90 percent higher than last year on a year-to-date basis as demand shifts away from our N14 engine.

Medium-duty Truck and Bus

Medium-duty truck and bus revenues increased $10 million, or 7 percent, above sales levels a year ago. Unit shipments to the North American medium-duty truck market were down 30 percent compared to a year ago while medium-duty shipments to international markets were up 13 percent, primarily on higher sales to Latin American and European OEMs. Bus engine sales were down 3 percent globally while unit shipments declined 7 percent, with a 24 percent decline in shipments to North American OEMs. Internationally, bus engine shipments were up 16 percent, primarily in China, which was partially offset by a decrease in shipments to India. For the first half of 2002, medium-duty truck and bus sales were essentially flat when compared with the first half of 2001.

Light-duty Automotive

Revenues from the light-duty automotive market increased $28 million, or 19 percent, compared to second quarter 2001. Total unit shipments were up 10 percent compared to the prior year's quarter with most of the increase in units evenly distributed between DaimlerChryslerAG and OEMs in the North American RV market. Shipments to DaimlerChrysler for the Dodge Ram truck were 22,500, an increase of 1,500 units or 7 percent higher than second quarter a year ago, primarily from improved demand and lower production constraints at DaimerChrysler. Unit shipments to the recreational vehicle market increased 71 percent year-over-year from previously weak demand levels, reflecting recovery in consumer markets and growth in the diesel-powered segment of this market. For the first half of 2002, light-duty revenues were up 24 percent compared to the first half of 2001, primarily due to DaimlerChrysler AG, up 17 percent, and sales to the RV industry, up 57 percent.

Industrial

Sales to the construction, marine and agriculture markets were flat compared to the second quarter 2001. Worldwide sales in the construction equipment market were down 2 percent year over year. Unit shipments in North America declined 9 percent, reflecting continued weakness in construction equipment markets. Shipments to international markets were down 11 percent compared to second quarter 2001, due to declining sales to Europe and Korea. Engine sales to the agricultural equipment markets increased 6 percent from a year ago off of a low base, with increases in Europe and Latin America. In the marine market, unit shipments during the second quarter 2002 were down 32 percent compared to second quarter 2001 due to the formation of our new joint venture with Brunswick Corporation, Cummins Mercruiser JV. Sales of our midrange engines for marine markets are now recorded by the joint venture. Total first half engine sales in 2002 to the industrial market were flat compared to the first half of 2001 with sales to the construction market lower offset by higher sales to the agriculture market.

High-horsepower Industrial

Cummins sales of high-horsepower industrial engines were relatively flat compared to a year ago while unit shipments were up slightly, reflecting a shift in sales mix. Shipments to the North American mining market declined but were partially offset by increased shipments to international markets. Second quarter 2002 unit shipments to the rail sector, which is primarily international business, were down 17 percent after four quarters of sustained demand. Sales of high-horsepower engines to government markets, primarily military applications, were up 9 percent with the majority of the increase in domestic markets. First half sales of high horsepower industrial engines were down 8 percent compared to first half sales in 2001, largely attributable to lower shipments to the mining market.

Operating income for the Engine Business in the second quarter 2002 was $14 million compared to a loss of $24 million in the second quarter last year, an improvement of $38 million on a sales increase of $64 million. The overall improvement in profitability was attributable to increased volumes resulting in better fixed cost absorption, mainly at our heavy-duty plants, our continued focus on cost reductions and lower product coverage costs.

Power Generation Business

Sales in our Power Generation Business were $304 million in the second quarter 2002, down $80 million, or 21 percent, from the second quarter of 2001. In North America, sales declined 26 percent compared to a year ago, with lower demand in commercial generator sets due to slow economic activity, reduced emergency power needs, and a continuation of high inventory levels in the marketplace. This decline was partially offset by increased demand from consumer segments of the market, primarily sales of generator sets to the recreational vehicle OEMs. Internationally, our revenues decreased in Europe, India and China compared to second quarter a year ago due to lower demand across most of our markets. Revenues were up 17 percent in Latin America, due to the continued effects of the energy crisis. Total unit shipments for the generator drive and generator set markets were 5,700 units during the second quarter 2002 compared to unit shipments of 6,700 during the same period a year ago. For the first half of 2002, Power Generation sales were $587 million, down 15 percent compared to sales of $693 million in the first half of 2001. Most of the decline in sales for the first half of 2002 is a result of weak demand and high inventory levels as unit shipments are off 13 percent on a year-to-date basis.

Our Power Generation Business incurred a $2 million operating loss before interest and taxes in the second quarter 2002 compared to an operating profit before interest and taxes of $32 million a year ago. For the first half of 2002, Power Generation reported a $17 million operating loss compared to $40 million operating profit in first half of 2001. The overall decline in margin and profitability in the Power Generation Business is attributable to several factors. First, is a decline in volume and a shift in sales mix, with the decline in volumes primarily in the higher margin, large power generation equipment. Secondly, the declining sales volume in North America and Europe resulted in underabsorption of fixed overhead at our manufacturing facilities. Lastly, excess inventory in the marketplace has created pricing pressures resulting in heavier discounting to retain our market share.

Filtration and Other Business

Second quarter revenues in the Filtration and Other Business were $243 million, up $18 million, or 8 percent, compared to second quarter 2001 sales. Revenues from the sale of filtration products were up $14 million over the comparable quarter a year ago, primarily due to increases in North American OEM businesses where we have increased market penetration. Sales to European OEMs in the second quarter 2002 also increased compared to second quarter 2001. Revenues from our Holset turbocharger business increased 13 percent over second quarter 2001 with increased shipments to China.

Operating earnings for the Filtration and Other Business in the second quarter 2002 were $23 million compared to $16 million a year earlier. The improvement in profitability is primarily a result of volume increases and the discontinuance of goodwill amortization. In addition, incremental expenses from this segment's new Emissions Solutions business were offset by benefits from restructuring actions and 6 Sigma cost reduction efforts. For the first half of 2002, operating earnings were up $9 million over the comparable period in 2001.

International Distributor Business

Revenues from the International Distributor Business were $145 million, up $2 million compared to the second quarter of 2001. Increased sales in Australia and Asia were partially offset by sales declines in Europe. For the first half of 2002, revenues were $269 million compared to $276 million in the first half of 2001. Second quarter 2001 and the first half of 2001 sales included $11 million and $26 million, respectively, of certain OEM engine sales now being reported as revenues in the Engine Business segment. This reporting change did not affect either segment's operating results. Operating earnings for International Distributor Business were $10 million in the second quarter 2002 compared to $7 million in the second quarter 2001. The increase in operating earnings is primarily a result of improved parts sales and the favorable impact of currency translation adjustments. For the first half of 2002, operating profits were $11 million and were unchanged from the comparable period in 2001.

Geographic Markets

Sales to international markets represented 47 percent of our revenues in the second quarter of 2002 compared to 46 percent in the second quarter 2001. Total international sales were relatively flat, up $3 million compared to second quarter 2001. Heavy-duty truck engine shipments to international markets were down 7 percent compared to a year ago while midrange engine shipments to international markets increased 13 percent. Total engine shipments to the international bus market increased 16 percent compared to a year ago, primarily in China, where shipments were up 700 units over the comparable quarter a year ago. Presently, Cummins engines power over 2,500 buses in the Beijing, China public transit system.

Sales to the Asia/Australia region increased $35 million, or 15 percent, compared to second quarter 2001, primarily from increased demand for engines, power generation and international distributor sales. Sales to Europe/CIS, representing 13 percent of sales in the second quarter 2002, were down 11 percent compared to the prior year's quarter, mostly in the heavy-duty and medium-duty truck markets in the UK. Business in Mexico, Brazil and Latin America increased 5 percent in second quarter of 2002, primarily from agricultural and construction equipment sales. Sales to Canada, representing 5 percent of sales in the second quarter 2002, were down 17 percent compared to second quarter 2001 due to lower heavy-duty truck production.

For the first half of 2002, total international sales were flat compared to the first half of 2001. Sales to the Asia/Australia region increased 10 percent, largely due to sales of midrange and heavy duty engines. Europe/CIS sales for the first half of 2002 declined 8 percent compared to the first half of 2001 as a result of weakening demand from UK/Europe truck OEM's. First half sales for Mexico/Latin America were up slightly from increased agriculture and construction engines sales. First half sales for Canada were down 11 percent compared to first half 2001 due to lower demand for heavy-duty engines. First half sales for Africa/Middle East were essentially flat year over year.

The Company's net sales by geographic region for comparative interim periods follow:
	Second Quarter		First Half
$ Millions	June 30 2002	June 24 2001	June 30 2002	June 24 2001
United States	$ 777	$ 783	$ 1,496	$ 1,515
Asia/Australia	264	229	479	437
Europe/CIS	193	218	392	425
Mexico/Latin America	117	111	221	211
Canada	68	82	135	151
Africa/Middle East	39	38	68	71
	$1,458 =====	$ 1,461 =====	$ 2,791 =====	$ 2,810 =====

Liquidity and Capital Resources

Our operations have historically generated sufficient cash to fund our businesses, capital expenditures and dividend payments. At certain times, the Company's cash provided by operations is subject to seasonal fluctuations and changes in business conditions, and as a result, periodic borrowings are used to finance working capital and other requirements. We have available various short and long-term bank credit arrangements which are more fully disclosed in Note 6 of the Consolidated Financial Statements of the Company's Form 10-K for the year ending December 31, 2001. These credit arrangements, our accounts receivable securitization program and certain lease obligations contain financial covenants that require us to maintain certain financial ratios and minimum net worth levels as defined in the agreements. In addition, we must also maintain minimum credit ratings, as defined in the agreements, relating to our long-term, unsecured debt. Some of the agreements covering bank loans, credit agreements and certain lease obligations contain 'rating triggers', which typically provide our creditors with certain rights in the event our credit ratings, as determined by credit rating agencies, change to predetermined levels. These rights include, but are not limited to, increases in loan pricing, fees and requirements to provide letters of credit.

Financial Covenants and Credit Rating

In April 2002, Moody's Investors Services, one of two major credit rating agencies, notified us that they were lowering our long-term and short-term debt ratings primarily as a result of the continuing weakness in the North American heavy-duty truck market. Moody's lowered our senior unsecured long-term debt rating from Baa3 to Ba1. The short-term rating, which applies to our short-term borrowings, was lowered from Prime-3 to Not-Prime. Standard & Poors, the other major credit rating agency, has reaffirmed its rating of Cummins debt at BBB- and expects the Company's liquidity and credit protection measures to remain satisfactory for the current rating. We do not believe the Moody's downgrade will have a material impact on our financial results or our financial condition.

Following is a discussion regarding the impact of the Moody's downgrade on our financial arrangements and credit agreements.

Accounts receivable securitization program - As of December 31, 2001, we had funded $55 million under this program. The agreement for this program requires us to maintain a minimum investment grade credit rating in our long-term unsecured debt. As a result of the recent downgrade, we renegotiated the terms of the securitization agreement and amended the requirement to maintain a minimum investment grade credit rating. The terms of the new agreement provide for an increase in the interest rate and fees under this program of approximately $.5 million annually at current business levels. If we had been unable to obtain this amendment from our lenders on reasonable terms, we would fund the outstanding amount under our $500 million revolving credit facility. As of June 30, 2002, we had $70 million in proceeds outstanding under the securitization program and $40 million outstanding under our revolving credit agreement.

Financing arrangements for independent distributors - We guarantee the revolving loans, term loans and leases in excess of a specified borrowing base for certain independent, North American distributors under an operating agreement with a lender. The agreement required us to maintain a minimum investment grade credit rating for our long-term unsecured debt. As a result of the recent downgrade, our guarantee under the operating agreement increased to the full amount of distributor borrowings outstanding. In the interim, the lender agreed to waive the additional guarantee of distributor indebtedness and continued to fund the program with distributors. We subsequently amended the agreement with the lender, changing the rating trigger for a period of approximately two years. If the Company's credit rating falls below BB+ with Standard & Poor's or below Ba1 with Moody's, the lender could choose to curtail distributor borrowings and the amount of our guarantee would increase to total distributor borrowings outstanding under the program. This rating level trigger remains in effect until August 31, 2004 at which time the rating trigger reverts to a rating for Standard & Poor's of below BBB- or for Moody's below Baa3.  As of June 30, 2002, we had guaranteed $41 million of financing arrangements for our North American distributors under the operating agreement.

Revolving credit agreement - We have a $500 million revolving credit agreement with a group of lenders. The interest rate on borrowings under the agreement is based on our credit rating from both rating agencies, Moody's and Standard & Poor's. As a result, our interest rate on this credit agreement was not affected by the Moody's downgrade and will continue to be based on the higher Standard & Poor's credit rating. If Standard & Poor's were to lower their credit rating of our unsecured debt one level below the present level, the lenders would increase our interest cost of borrowing funds by 10 basis points. As of June 30, 2002, we have $40 million outstanding under our revolving credit agreement.

Equipment sale-leaseback agreement - In 2001, we entered into a sale-leaseback agreement whereby we sold certain manufacturing equipment and leased it back under an operating lease. As a result of the recent downgrade in our credit rating, we were required under the lease agreement to obtain irrevocable, unconditional standby letters of credit for $32 million. The letters were posted to the benefit of the equipment lessor and lenders and will remain in effect until we achieve and maintain a minimum investment grade credit rating for twelve consecutive months. If we had been unable to obtain these letters of credit, we could satisfy our obligation under the lease agreement by borrowing under our revolving credit facility and posting the proceeds as collateral.

Debt covenants - Our debt agreements contain several financial covenants; the most restrictive of these provisions relates to our ESOP Trust Notes. Under those provisions, we are required to maintain a debt to capital ratio of 55 percent or less, a minimum net worth level, as defined in the agreement, of $1.149 billion as of June 30, 2002, and limit our subsidiary borrowings and sale-lease back transactions to $200 million or less. As of June 30, 2002 we were in compliance with all of the covenants and restrictions under our borrowing agreements.

Cash Flows

Key elements of our cash flows during the six-month periods follow:
$ Millions	June 30 2002	June 24 2001
Net cash (used) provided by operating activities	$ 24	$ 57
Net cash used in investing activities	(36)	(18)
Net cash provided by financing activities	20	4
Effect of exchange rate changes on cash	1	(1)
Net change in cash and cash equivalents	$ 9	$ 42

In the first half of 2002, operating activities provided $24 million in cash compared to $57 million in the first half of 2001. The decrease of $33 million resulted primarily from a decrease of $37 million in net earnings after adjustments for non-cash items, partially offset by slightly lower working capital requirements. While cash generated from net earnings improved $92 million year over year from a $108 million loss in the first half of 2001 to a $16 million loss in the first half of 2002, the improvement was offset by non-cash adjustments due to lower depreciation in 2002 and restructuring charges in the second quarter 2001. Working capital items consumed $63 million of cash in the first half of 2002 compared to $67 million a year ago. Increases in accounts payable, income taxes payable and other items provided $112 million of working capital in the second quarter 2002 but were offset by increases in net receivables and inventories of $33 million and $75 million, respectively, year over year. Most of the increase in receivables was a result of higher sales level in June 2002 compared to 2001 and a majority of the increase in inventory occurred in the first quarter 2002 as demand began to increase for our heavy-duty engine products.

Net cash used in investing activities was $36 million in the first half of 2002 compared to $18 million a year ago, an increase of $18 million. The first half of 2001 cash flows from investing activities included $119 million in proceeds from a sale-leaseback transaction. Excluding the cash flows from this transaction, net cash used in investing activities in the first half of 2001 was $137 million. Capital expenditures during the first half of 2002 were $34 million compared to $122 million in the first half of 2001 which included significant capital expenditures for the cancelled Dakota engine project. Capital expenditures during the second quarter of 2002 were $16 million compared to $60 million a year ago. For the full year 2002, our capital expenditures are estimated to be at or below $130 million, $76 million lower than our 2001 investment as a result of overall reductions in planned capital spending. Investments in and advances to our joint ventures and alliances represented a cash outflow of $38 million in the first half of 2002 compared to $19 million in the first half of 2001. These include both long-term investment and short-term funding for working capital needs of our joint ventures. We expect working capital requirements for these ventures to be lower in the second half of the year. Cash inflows from investing activities in the second quarter 2002 included $23 million in proceeds from the sale of a previously consolidated distributorship, $6 million in proceeds from the sale of a distributorship acquired during the second quarter ($5 million outflow for business acquisition) and $9 million of proceeds from assets sold to the newly formed Mercruiser joint venture.

Net cash provided by financing activities was $20 million in the first half of 2002 compared to $4 million in the first half of 2001. First half 2001 financing activities included $292 million in proceeds from the issuance of our preferred securities of which $247 million was used to repay borrowings under our short-term credit agreements. Our net borrowings under short-term credit agreements were $53 million in the first half of 2002.

Dividend payments on our common stock were $25 million for the first half of 2002 and 2001.

The overall net change in cash and cash equivalents for the first half of 2002 was a $9 million increase compared to a $42 million net increase in the first half of 2001. Our cash and cash equivalents at the end of the first half 2002 were $101 million compared to $104 million at the end of the first half 2001.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of notes to our consolidated financial statements contained in the annual report on Form 10-K for the year ended December 31, 2001. We believe the application of these accounting policies on a consistent basis enables our Company to provide financial statement users with useful, reliable and timely information about the Company's operating results, financial condition and cash flows.

The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that management believes to be reasonable under the circumstances. In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Cummins critical accounting policies include those addressing the recoverability and useful lives of assets (including goodwill), estimation of liabilities for product coverage programs, income taxes and pensions and postretirement benefits.

Cummins investment in engine manufacturing equipment is depreciated using a modified units-of-production method. The cost of all other equipment is depreciated using the straight-line method. Under the modified units-of-production method, the service life of an asset is measured in terms of units of product produced rather than the passage of time. Depreciation expense under the modified units-of-production method is likewise measured in terms of units of product produced subject to a minimum level or floor. The assumptions and estimates regarding asset service life, estimated residual value and units of production are based on a number of factors, including but not limited to, wear and tear, deterioration, and obsolescence. Actual results could differ from these estimates due to changes in retirement or maintenance practices, the introduction of new technology and new products or other changes in the expected service lives of the assets. We evaluate the carrying value of our long-lived assets, including goodwill, by performing impairment tests whenever events or changes in circumstances indicate possible impairment.

Our estimates of liabilities for product coverage programs, other than product recalls, are made at the time our products are sold. These estimates are based on historical experience and reflect management's best estimates of expected costs at the time product are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of uncertainty surrounding the nature and frequency of product recall programs, the liability associated with such programs is recorded when the recall action is announced. Future events and circumstances related to product failure rates, repair costs and the time of failure could materially change these estimates requiring adjustments to reserves.

We determine our provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. Deferred tax assets are reduced by a valuation allowance to the extent we conclude there is uncertainty as to their ultimate realization. Changes in future tax benefits may be affected by future profitability, the passage of new tax laws, changes in taxable income and the resolution of tax audit issues.

The accounting for our pension and other postretirement benefit programs are based on a number of assumptions that are reviewed periodically by management. These include a weighted average discount rate, an expected return on plan assets rate, a future compensation increase rate, a health care cost trend rate and assumptions regarding retirement age. The assumptions are affected by changes in interest rates, actual performance of invested plan assets, changes in our compensation levels or policies, actual heath care costs and actual retirement age, respectively.

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (APB No. 30). Applying the provisions of APB No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for Cummins beginning January 1, 2003.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity". Under EITF No. 94-3 a liability for exit costs was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS No. 146 are effective for exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities that are initiated after December 31, 2002. We are currently evaluating the provisions of SFAS No. 146 and have not yet determined the impact of the new standard on our financial statements.

Item 3. Quantitative And Qualitative Disclosure Of Market Risk

As is more fully described in our annual report on Form 10-K for the year ended December 31, 2001, we are exposed to various types of market risk, primarily currency exchange rates, interest rates and commodity prices. We monitor our risks in these areas on a continuous basis and generally enter into forward and futures contracts to minimize our exposures for periods of less than one year. Our strategy of managing our derivative instruments does not provide for speculation.

In April 2002, we began hedging our foreign currency exposure to variability in the functional currency equivalent cash flows associated with anticipated transactions. These derivative contracts are designated and qualify as cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The effective portion of the unrealized gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the unrealized gain or loss on the derivative instrument, if any, is recognized in "Other Income" in current earnings during the period of change. For derivative instruments not designated as hedging instruments, the fair value gains or losses from these foreign currency derivatives are recognized directly in earnings. Our internal policy allows for managing anticipated foreign currency cash flow for up to one year.

We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk and reduce financing costs. Currently, we have one interest rate swap relating to our 6.45% Notes that mature in 2005. The swap converts $225 million notional amount from fixed rate debt into floating rate debt and matures in 2005. The interest rate swap is designated as a fair value hedge of our fixed rate debt. As the critical terms of the swap and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains on the swap are completely offset by the fair value adjustment to the underlying debt.

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we enter into fixed price swaps with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The fixed price swaps are derivative contracts and are designated as cash flow hedges. The ineffective portion of the hedge is recognized in our earnings in the period in which the ineffectiveness occurs.

Disclosure Regarding Forward Looking Financial Statements

This interim report and our press releases, teleconferences and other external communications contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and our management's beliefs and assumptions. Words, such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Cummins undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders:

None

Item 5.  Other Information:

None

Item 6.  Exhibits and Reports on Form 8-K:
(a)	Exhibits 99.1 Certificate of Tim Solso, Chairman and Chief Executive Officer of Cummins Inc. 99.2 Certificate of Tom Linebarger, Vice President and Chief Financial Officer of Cummins Inc.
(b)	Reports on Form 8-K Current Report on Form 8-K/A dated June 5, 2002, (Item 4)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMMINS INC.

By:    /s/Susan K. Carter
          Susan K. Carter                                                                  August 14, 2002
          Vice President - Corporate Controller
          (Chief Accounting Officer)