Form 10-Q/A
period 2002-03-31
CUMMINS INC
filed 2002-10-17
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A

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

Description of Amendment

Footnote 1. to the consolidated financial statements, Goodwill and Other Intangible Assets has been amended to exclude any reference to the independent appraisal firm that we engaged to provide valuation services for our reporting units.

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

As required by SFAS No. 142, the Company applied this new accounting standard on January 1, 2002 to its previously recognized goodwill and intangible assets. At December 31, 2001, the Company's net goodwill related to consolidated entities was approximately $343 million. For purposes of impairment testing, goodwill was assigned to the following reporting units: $332 million to a component within the Filtration and Other reporting segment, $6 million to a component within the Engine Business reporting segment and $5 million to the International Distributor reporting segment. During the first quarter 2002, the Company completed the first step of the transitional goodwill impairment test which compares the fair value of the Company's reporting units to the carrying value of the net assets of the reporting units as of January 1, 2002. For each of our reporting units, the estimated fair value was determining utilizing the expected present value of the future cash flows of the units. Based upon the results of this analysis, the Company has concluded that the fair value of each of the reporting units exceeded its carrying, or book value, including goodwill, and no impairment existed at the time of adopting SFAS No. 142. As a result, the Company has not recognized any transitional impairment loss. The provisions of SFAS No. 142 that apply to other intangible assets were not material to the Company.

As required by SFAS No. 142, our Consolidated Statement of Earnings for periods prior to its adoption have not been restated. However, the effect on net earnings and earnings per share of excluding goodwill amortization is shown in the table below:
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

CUMMINS INC.

By:    /s/Susan K. Carter                                                                October 17, 2002
          Susan K. Carter
          Vice President - Corporate Controller
          (Chief Accounting Officer)