Form 10-Q
period 2002-09-29
CUMMINS INC
filed 2002-11-01
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

CUMMINS INC.
For the Quarter Ended September 29, 2002	Commission File Number 1-4949

Indiana	35-0257090
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

     As of September 29, 2002, there were 41.5 million shares of $2.50 par value common stock outstanding.

PART 1.   FINANCIAL INFORMATION

Item 1.  Financial Statements
CUMMINS INC. CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)	Three Months		Nine Months
$ Millions, except per share amounts	Sept. 29 2002	Sept. 23 2001	Sept. 29 2002	Sept. 23 2001
Net sales (includes sales to related parties of $308, $291, $868 and $882, respectively)	$ 1,648	$ 1,408	$ 4,439	$ 4,218
Cost of goods sold (includes purchases from related parties of $181, $146, $462 and $448 respectively)	1,338	1,153	3,629	3,462
Gross margin	310	255	810	756
Selling and administrative expenses	192	177	564	543
Research and engineering expenses	53	53	164	164
Joint ventures and alliances income	(9)	(2)	(16)	(7)
Interest expense	15	15	46	61
Restructuring, asset impairment and other non-recurring charges (credit)	-	-	(1)	125
Other (income) expense, net	(4)	(3)	(10)	1
Earnings (loss) before income taxes, minority interest and preferred dividends of subsidiary trust	63	15	63	(131)
Provision (benefit) for income taxes	15	2	12	(44)
Minority interest	4	4	12	12
Dividends on preferred securities of subsidiary trust	5	6	16	6
Net earnings (loss)	$ 39	$ 3	$ 23	$ (105)
Basic earnings (loss) per share Diluted earnings (loss) per share Cash dividends declared per share	$ 1.03 ..96 ..30	$ .08 ..08 ..30	$ .61 ..60 ..90	$ (2.74) (2.74) ..90

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. CONSOLIDATED STATEMENT OF FINANCIAL POSITION (Unaudited) $ Millions	September 29 2002	December 31* 2001
Assets Current assets
Cash and cash equivalents	$ 101	$ 92
Receivables, net of allowance of $12 and $9	827	522
Receivables from related parties	179	134
Inventories	696	688
Other current assets	228	199
	2,031	1,635
Investments in and advances to joint ventures and alliances	236	216
Property, plant and equipment Less accumulated depreciation	2,942 1,630 1,312	3,008 1,603 1,405
Goodwill	344	343
Other intangible assets	96	109
Deferred income taxes	422	422
Other noncurrent assets	178	205
Total assets	$4,619 =====	$4,335 =====
Liabilities and shareholders' investment
Current liabilities
Loans payable	$ 73	$ 21
Current maturities of long-term debt	133	9
Accounts payable	536	366
Other accrued expenses	609	574
	1,351	970
Long-term debt	795	915
Other liabilities	1 ,042	1,051
Minority interest	88	83
Cummins obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of Cummins	291	291
Shareholders' investment
Common stock, $2.50 par value, 150 million shares authorized 48.5 and 48.6 million shares issued	121	121
Additional contributed capital	1,114	1,131
Retained earnings	553	567
Accumulated other comprehensive income	(293)	(326)
Common stock in treasury, at cost, 7.0 and 7.2 million shares	(280)	(289)
Common stock held in trust for employee benefit plans, 2.7 and 2.9 million shares	(132)	(140)
Unearned compensation	(31)	(39)
	1,052	1,025
Total liabilities and shareholders' investment	$4,619 =====	$4,335 =====

*Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)	Nine Months Ended
$ Millions	September 29 2002	September 23 2001
Cash flows from operating activities
Net earnings (loss)	$ 23	$ (105)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Depreciation and amortization	164	175
Restructuring and other non-recurring actions	(14)	68
Joint ventures and alliances (earnings) loss	(2)	5
Minority interest	12	12
Changes in working capital that provided (used) cash:
Receivables	(276)	6
Net reduction of receivables sold	(55)	(76)
Inventories	(10)	8
Accounts payable and accrued expenses	193	13
Income taxes payable	(8)	(63)
Other	5	14
Net cash provided by operating activities	32	57
Cash flows provided by (used in) investing activities
Property, plant and equipment:
Capital expenditures	(54)	(158)
Proceeds from disposals	15	3
Proceeds from sale-leaseback	-	137
Investments in and advances to joint ventures and alliances	(26)	(22)
Business acquisitions	(7)	-
Proceeds from business divestitures	38	14
Other	-	1
Net cash used in investing activities	(34)	(25)
Net cash provided by (used in) operating and investing activities	(2)	32
Cash flows provided by (used in) financing activities
Proceeds from borrowings	7	-
Payments on borrowings	(15)	(7)
Net (payments) borrowings under short-term credit agreements	56	(215)
Payments of dividends on common stock	(37)	(37)
Issuance of mandatorily redeemable preferred securities	-	291
Other	-	(10)
Net cash provided by financing activities	11	22
Effect of exchange rate changes on cash & cash equivalents	-	(1)
Net change in cash and cash equivalents	9	53
Cash and cash equivalents at beginning of year	92	62
Cash and cash equivalents at end of quarter	$ 101 =====	$ 115 =====
Cash payments during the period Interest Income taxes	$ 52 20	$ 80 14

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Accounting Policies:

Basis of Presentation:

We have prepared our Consolidated Financial Statements for the interim periods ended September 29, 2002 and September 23, 2001 in conformity with accounting principles generally accepted in the United States. Each of the interim periods contains 13 weeks.  Our interim period financial statements are unaudited and include estimates and assumptions that affect reported amounts based upon currently available information and management's judgment of current conditions and circumstances.   We recommend that you read our interim financial statements in conjunction with the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2001.  Our interim period financial results for the three and nine month periods presented are not necessarily indicative of results to be expected for the entire year.

We believe our Consolidated Financial Statements include all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  Our Chief Executive Officer and Chief Financial Officer have certified that this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Cummins Inc. as of, and for the period ended, September 29, 2002.  These certifications are included as Exhibits 99.1 and 99.2 to this Form 10-Q. Our Chief Executive Officer and Chief Financial Officer have also provided certifications as to the effectiveness of our controls and procedures which are included in the exhibits previously referenced.

We have reclassified certain amounts in prior period financial statements to conform to the presentation of the current period financial statements.

Principles of Consolidation:

Our Consolidated Financial Statements include the accounts of all majority-owned subsidiaries where our ownership is more than 50 percent but less than 100 percent of common stock.  All significant intercompany balances and transactions with majority-owned subsidiaries are eliminated in our Consolidated Financial Statements.  Where our ownership interest is less than 100 percent, the minority ownership interest of these entities is reported in our Consolidated Statement of Financial Position as a liability.  The minority ownership portion of earnings or loss, net of tax, of these entities is classified as "Minority interest" in our Consolidated Statement of Earnings.

Investments in Unconsolidated Entities:

We use the equity method to account for our investments in joint ventures, affiliated companies and alliances in which we have the ability to exercise significant influence, generally represented by common stock ownership or partnership equity of at least 20 percent and not more than 50 percent.  Generally, under the equity method, original investments in these entities are recorded at cost and are subsequently adjusted by our share of equity in earnings or losses after the date of acquisition.  Equity in earnings or losses of each joint venture, affiliate and alliance is recorded according to our level of ownership; if losses accumulate, we record our share of losses until our investment has been fully depleted.  If our investment has been fully depleted, we recognize additional losses only when we are the primary funding source.  Our share of the results from joint venture, affiliated companies and alliances is reported in our Consolidated Statement of Earnings as "Joint ventures and alliances income."  Significant transactions with unconsolidated entities are eliminated in our Consolidated Financial Statements.  Our investments are classified as "Investments in and advances to joint ventures and alliances" in our Consolidated Statement of Financial Position.

Revenue Recognition:

We recognize revenues on the sale of our products, net of estimated costs of returns, allowances and sales incentives, when our products are shipped to customers and title and risk of ownership transfers.  Products are generally sold on open account under credit terms customary to the geographic region of distribution.  We perform ongoing credit evaluations of our customers and generally do not require collateral to secure our accounts receivable.  Engines, service parts, service tools and other items sold to independent distributors and to partially owned distributors accounted for under the equity method are recorded when title and risk of ownership transfers. This transfer is based on the agreement in effect with the respective distributor, and in the United States and most international locations occurs generally when the products are shipped.  To the extent of our ownership percentage, margins on sales to distributors accounted for under the equity method are deferred until the distributor sells the product to unrelated parties.  We record a provision for estimated sales returns from distributors at the time of sale based on historical experience of product returns and established maximum allowances for returned product.

Shipping and Handling Costs:

Our shipping and handling costs are expensed as incurred.  The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as Selling and administrative expenses in our Consolidated Statement of Earnings.  In the third quarter and the first nine months of 2002, respectively, these costs were approximately $20 million and $62 million.  In the third quarter and the first nine months of 2001, these costs were approximately $21 million and $65 million, respectively.

Off-Balance Sheet Arrangements and Special Purpose Entities

We use a special purpose entity (SPE), Cummins Receivable Corporation, in connection with the sale of our trade accounts receivable.  Cummins Receivable Corporation is a wholly-owned, bankruptcy-remote special purpose subsidiary that transfers an interest in our receivables, without recourse, to limited purpose receivable securitization entities (conduits) that are established and managed by an independent financial institution.  Following the transfer of the sold receivables to the conduits, receivables are no longer assets of Cummins and the sold receivables no longer appear on our balance sheet.  The use of this financing arrangement enables us to access highly liquid and efficient markets to finance our working capital needs when receivables are sold and packaged in this type of structure.  As of September 29, 2002, there were no proceeds outstanding under the securitization program.

In June 2001, we issued 6 million shares of convertible quarterly income preferred securities through Cummins Capital Trust I, a Delaware special purpose trust and wholly-owned subsidiary of Cummins.  The proceeds from the issuance of the preferred securities of $291 million were invested by the Trust in convertible subordinated debentures issued by Cummins.  The sole assets of the Trust are the debentures.

None of our officers, directors or employees of Cummins or its affiliates hold any direct or indirect equity interests in either Cummins Receivable Corporation or Cummins Capital Trust other than through holdings of Cummins common stock.

In 2001, we entered into a lease agreement in which we sold and leased back certain heavy-duty engine manufacturing equipment with a nationally prominent, creditworthy lessor who had an established SPE to facilitate the financing of the equipment for Cummins.  The use of the SPE allows the parties providing the lease financing to isolate particular assets in a single entity and thereby syndicate the financing to multiple third parties.  This is a conventional financing technique used to lower the cost of borrowing and thus, the lease cost to Cummins.  There is a well-established market in which financial institutions participate in the financing of such property through their purchase of interests in such SPE's.  The SPE established to facilitate the equipment lease to Cummins is owned by an institution, which is independent and not affiliated with Cummins.  The financial institution maintains a substantial equity investment in the SPE.

Income Tax Accounting:

Our provision for income taxes is determined using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets.  Our deferred tax assets are reduced by a valuation allowance to the extent there is uncertainty as to their ultimate realization.  We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  During interim reporting periods our income tax provision is based upon the estimated annual effective tax rate of those taxable jurisdictions where we conduct business.  For the three month and nine month periods ending September 29, 2002, and September 23, 2001 our effective tax rate was 25 percent on earnings (loss) before income taxes after deducting dividends on our preferred securities and 33 percent for restructuring and other non-recurring charges.

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
Inventories consist of the following:	September 29	December 31
$ Millions	2002	2001
Finished products	$ 399	$ 365
Work-in-process and raw materials	353	379
Inventories at FIFO cost	752	744
Excess of FIFO valuation over LIFO	(56)	(56)
	$ 696 ====	$ 688 ====

Earnings Per Share:

We calculate basic earnings per share (EPS) of common stock by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that occurs if options or securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.  Following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic and diluted net earnings per share:
	Three Months		Nine Months
	Sept. 29	Sept. 23	Sept. 29	Sept. 23
$ Millions, except per share amounts	2002	2001	2002	2001
Basic earnings per share Net earnings (loss) Weighted average common shares outstanding Per share	$ 39.7 38.6 $ 1.03	$ 3.0 38.2 $ .08	$ 23.4 38.5 $ .61	$ (104.8) 38.2 $ (2.74)
Diluted earnings per share Net earnings (loss) After tax effect of preferred securities dividends Net earnings for calculating diluted earnings per share	$ 39.7 3.5 $ 43.2	$ 3.0 - $ 3.0	$ 23.4 - $ 23.4	$ (104.8) - $ (104.8)

  Weighted average common shares outstanding
    Dilutive effect of stock options
    Assumed conversion of preferred securities
  Weighted average common shares outstanding
    for calculating diluted earnings per share
  Per share

	38.7 - 6.3 45.0 $ .96	38.2 ..3 - 38.5 $ .08	38.5 ..2 - 38.7 $ .60	38.2 - - 38.2 $ (2.74)

For the nine months ended September 23, 2001, approximately .2 million shares of outstanding common stock options were excluded from the calculation of diluted EPS because the effect was antidilutive.  In addition, we also excluded 6.3 million shares attributable to the conversion of our Preferred Securities of Subsidiary Trust, issued in June 2001, from the calculation of diluted EPS for the nine months ended September 29, 2002 and September 23, 2001 because the effect was antidilutive.  Shares of common stock held by our employee benefits trust are also excluded from the EPS calculation until the shares are distributed from the plan.

The weighted average diluted common shares outstanding for September 29, 2002 and September 23, 2001 excludes approximately 5.6 million and 2.7 million common stock options, respectively, because the exercise price of the options is in excess of the average market value of Cummins common stock for the respective periods.

Note 2.  Related Party Transactions:

Joint ventures and partnerships

We purchase significant quantities of mid range diesel and natural gas engines, components and service parts from Consolidated Diesel Company (CDC), an unconsolidated general partnership.  The partnership was formed in 1980 with J. I. Case (Case) to jointly fund engine development and manufacturing capacity. Cummins and Case (now CNH Global N.V.) are general partners and each partner shares 50 percent ownership in CDC.  Under the terms of the agreement, CDC is obligated to make its entire production of diesel engines and related products available solely to the partners.  Each partner is entitled to purchase up to one-half of CDC's actual production; a partner may purchase in excess of one-half of actual production to the extent productive capacity is available beyond the other partner's purchase requirement..  The partners are each obligated, unconditionally and severally, to purchase annually at least one engine or engine kit produced by CDC, provided a minimum of one engine or kit is produced.  The transfer price of CDC's engines to the partners must be sufficient to cover its manufacturing cost in such annual accounting period, including interest and financing expenses, depreciation expense and payment of principal on any of CDC's indebtedness.  In addition, each partner is obligated to contribute one-half of the capital investment required to maintain plant capacity and each partner has the right to invest unilaterally in plant capacity, which additional capacity can be utilized by the other partner for a fee.  To date, neither partner has made a unilateral investment in plant capacity at CDC.

We are not a guarantor of any of CDC's obligations or commitments; however, we are required to provide up to 50 percent of CDC's base working capital as defined by the agreement.  The amount of base working capital is calculated each quarter and if supplemental funding greater than the base working capital amount is required, the amount is funded through third party financing arranged by CDC, or Cummins may elect to fund the requirement although under no obligation to do so.  To date, when supplemental funding is required above the base working capital amount, we have elected to provide that funding to CDC.  If the amount of supplemental funding required is less than the base working capital amount, it is funded equally by the partners.  Excess cash generated by CDC is remitted to Cummins until CDC's working capital amount is reduced to the base working capital amount.  Any further cash remittances from CDC to the partners are shared equally by the partners.

All marketing, selling, warranty, and research and development expenses related to CDC products are the responsibility of the partners and CDC does not incur any of these expenses.  Cummins also provides purchasing and administrative procurement services to CDC for an annual fee shared by the partners.

All of our engine purchases from CDC are shipped directly from CDC to our customers and recorded as Cost of sales in our Consolidated Statement of Earnings.  Our engine purchases from CDC are recorded at CDC's transfer price which is based upon total production costs of products shipped and an allocation of all other costs incurred during the reporting period, resulting in break-even results for CDC.  We account for our investment in CDC under the equity method of accounting (see Note 1).  Our investment in CDC is classified as "Investments in and advances to joint ventures and alliances" in our Consolidated Statement of Financial Position.

The following table summarizes our related party purchases included in Cost of goods sold in our Consolidated Statement of Earnings:
	Three Months		Nine Months
$ Millions	Sept. 29 2002	Sept. 23 2001	Sept. 29 2002	Sept. 23 2001
Engines, parts and components - CDC Engines, parts and components - other JV's	$ 151 30	$ 109 37	$ 382 82	$ 344 104

Distributors

We have an extensive worldwide distributor and dealer network through which we sell and distribute our products and services.  Generally, our distributors are divided by geographic region.  Some of our distributors are wholly-owned by Cummins, some partially-owned and the majority are independently-owned.  We consolidate all wholly-owned distributors and account for partially-owned distributors using the equity method of accounting (see Note 1).

We guarantee the revolving loans, term loans and leases in excess of a specified borrowing base for a group of our independently owned and operated North American distributors under an operating agreement with a lender.  As of September 29, 2002 and September 23, 2001, we had guaranteed $53 million and $59 million of financing arrangements, respectively, for our distributors under the agreement.  All distributors that are partially-owned and those who participate in the guaranteed loan program are considered to be related parties in our Consolidated Financial statements..

In addition, we are contractually obligated to repurchase new engines, parts and components and signage from our North American distributors following an ownership transfer or termination of the distributor.  Outside of North America, repurchase obligations and practices vary by region.

Note 3.  Goodwill and Other Intangible Assets - Recently Adopted Accounting Standard:

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets" concurrent with SFAS No. 141, "Business Combinations".  SFAS 142 addresses financial accounting and reporting for goodwill and intangible assets.  Under SFAS 142, goodwill and certain other intangible assets having indefinite useful lives are no longer amortized but are reallocated to applicable reporting units for purposes of performing annual impairment tests using a fair-value-based analysis.

As required by SFAS 142, we applied this new accounting standard on January 1, 2002 to our previously recognized goodwill and intangible assets.  At December 31, 2001, our net goodwill related to consolidated entities was approximately $343 million.  For purposes of impairment testing, we assigned $332 million of goodwill to a component within the Filtration and Other reporting segment, $6 million to a component within the Engine Business reporting segment and $5 million to the International Distributor reporting segment.  During the first quarter 2002, we completed the first step of the transitional goodwill impairment test which required us to compare the fair value of our reporting units to the carrying value of the net assets of our reporting units as of January 1, 2002.  For each of our reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units.  Based on this analysis, we concluded that the fair value of each of our reporting units exceeded their carrying, or book value, including goodwill, and therefore we did not recognize any impairment of goodwill.

We have elected to perform the annual impairment test of our recorded goodwill as required by SFAS 142 as of the end of our fiscal third quarter.  The results of this annual impairment test are not yet finalized but preliminary indications are that the fair value of each of our reporting units as of September 29, 2002 exceeded their carrying, or book value, including goodwill, and therefore our recorded goodwill was not subject to impairment.

As required by SFAS 142, our Consolidated Statement of Earnings for periods prior to its adoption have not been restated.  However, the effect on our net earnings and earnings per share of excluding goodwill amortization is shown in the table below:
	Three Months		Nine Months
$ Millions, except per share amounts	September 29 2002	September 23 2001	September 29 2002	September 23 2001
Net earnings (loss) As reported Goodwill amortization Net earnings (loss) as adjusted	$ 39 - $ 39	$ 3 3 $ 6	$ 23 - $ 23	$ (105) 8 $ (97)
Basic earnings (loss) per share As reported Goodwill amortization As adjusted	$ 1.03 - $ 1.03	$ .08 .07 $ .15	$ 61 - $ 61	$ (2.74) .20 $ (2.54)
Diluted earnings (loss) per share As reported Goodwill amortization As adjusted	$ .96 - $ .96	$ .08 .07 $ .15	$ .60 - $ .60	$ (2.74) .20 $ (2.54)

The following table summarizes other intangible assets with finite useful lives that are subject to amortization:
$ Millions	September 29 2002	December 31 2001	September 23 2001
Software Accumulated amortization Net software	$ 201 (106) 95	$ 187 (82) 105	$ 177 (74) 103
Trademarks and patents Accumulated amortization Net trademarks and patents	4 (3) 1	8 (4) 4	7 (3) 4
Total	$ 96	$ 109	$ 107

Amortization expense for software and other intangibles totaled $26 million and $25 million for the nine months ended September 29, 2002 and September 23, 2001, respectively.  Amortization for the twelve months ended December 31, 2001, totaled $34 million.  Internal and external software costs (excluding those related to research, reengineering and training) and trademarks and patents are amortized generally over a five-year period.  The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is approximately $33 million in 2002, $27 million in 2003, $22 million in 2004, $12 million in 2005 and $5 million in 2006.

Note 4.  Restructuring, Asset Impairment and Other Charges:

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

A detailed discussion of the restructuring charges incurred during 2000, 2001 and 2002 accompanied by schedules that present, by major cost component and by year of provision, activity related to the restructuring charges, including adjustments to the original charges follow:
Restructuring Plan - 2000 $ Millions	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
Total restructuring charged to expense	$ 42	$ 102	$ 16	$ 160
Cash payments	(5)	-	-	(5)
Non-cash charges	-	(68)	-	(68)
Balance at December 31, 2000	37	34	16	87
Cash payments	(16)	-	(5)	(21)
Non-cash charges	-	(34)	(4)	(38)
Reallocation of excess reserves	(3)	-	-	(3)
Balance at December 31, 2001	18	-	7	25
Cash payments	(9)	-	-	(9)
Adjustment to asset carrying value	-	4	-	4
Reversal of restructuring reserves	(6)	(4)	(2)	(12)
Balance at September 29, 2002	$ 3	$ -	$ 5	$ 8

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

The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation.  The charges included severance and benefit costs of terminating approximately 600 salaried and 830 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations.  In the fourth quarter 2001, we realigned our workforce reduction plans and reallocated $3 million of excess liabilities for termination benefits to workforce reduction actions committed to during that quarter.  All employees affected by this workforce reduction plan were separated or terminated by June 30, 2002 and we expect to pay remaining severance costs and related benefits before the end of 2002. Approximately 660 salaried and 725 hourly employees were affected by the workforce reduction actions associated with this plan.

The asset impairment charge of $102 million was calculated in accordance with the provisions of SFAS 121.  Approximately $30 million of the charge consisted of capitalized software-in-process related to manufacturing, financial and administrative information technology programs that were cancelled during program development and prior to implementation.  The remaining $72 million included $38 million for engine assembly and fuel system manufacturing equipment to be disposed of upon closure or consolidation of production operations.  The equipment was expected to continue in use and be depreciated for approximately two years from the date of the charge until closure or consolidation.  The expected recovery value of the equipment was based on estimated salvage value and was excluded from the impairment charge.  The charge also included $11 million for equipment available for disposal, $6 million for properties available for disposal, $10 million for investments, and $7 million for intangibles and minority interest positions related to divesting smaller operations and investments.  The carrying value of assets held for disposal and the effect of suspending depreciation on such assets is not significant.

In the second quarter 2002, we cancelled plans to close a filtration manufacturing plant, transferred impaired power generation equipment that was previously slated for disposal to a foreign operation and realigned our workforce reduction plan.  These actions resulted in a reversal of $12 million in excess charges related to this plan. As of September 29, 2002, $8 million of restructuring charges remained in accrued liabilities for this plan. We expect to complete this restructuring action by the end of 2002.
Restructuring Plan - 2001 $ Millions	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
Total restructuring charged to expense	$ 14	$ 110	$ 1	$ 125
Cash payments	(10)	-	-	(10)
Non-cash charges	-	(110)	(14)	(124)
Cash receipts	-	-	13	13
Reallocation of excess reserves	3	-	-	3
Balance at December 31, 2001	7	-	-	7
Cash payments	(3)	-	-	(3)
Cash receipts	-	8	-	8
Non-cash charges	-	(3)	-	(3)
Reversal of restructuring reserves	-	(5)	-	(5)
Balance at September 29, 2002	$ 4	$ -	$ -	$ 4

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

The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation.  The charges included severance and benefit costs of terminating approximately 400 salaried and 150 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations.  All employees affected by this workforce reduction plan and the subsequent fourth quarter 2001 realignment plan will be terminated by the end of the fourth quarter 2002 and remaining severance costs and related benefits will be paid through the end of the first quarter 2003.

The asset impairment charge was for equipment, tooling and related investment supporting a new engine development program that was cancelled during the second quarter of 2001.  The charges included the investment in manufacturing equipment previously capitalized and cancellation charges for capital and tooling purchase commitments.  The charge was reduced by the estimated salvage value related to the planned equipment disposals.  In the second quarter 2002, we recovered $8 million of salvage proceeds on planned equipment disposals, of which $5 million was in excess of previously estimated recoveries and was reversed against the original restructuring charge.

As of September 29, 2002 approximately 400 salaried and 180 hourly employees have been separated or terminated under the workforce reduction actions of this plan and $4 million of restructuring charges related to unpaid severance costs and termination benefits remained in accrued liabilities. We expect to complete all activities associated with this restructuring plan in the fourth quarter 2002.
Restructuring Plan - 2002 $ Millions	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
Total restructuring charged to expense	$ 11	$ 3	$ 2	$ 16
Cash payments	(8)	-	-	(8)
Non-cash charges	-	(3)	-	(3)
Balance at September 29, 2002	$ 3	$ -	$ 2	$ 5

In the second quarter 2002, we took further restructuring actions precipitated by continued weak market conditions across most of our businesses and recorded a restructuring charge of $16 million.  The charge was more than offset by a $12 million reversal of excess 2000 restructuring reserves and a $5 million reversal of excess 2001 restructuring reserves.  The charge included $11 million attributable to workforce reduction actions, $3 million for asset impairment and $2 million related to facility closures and consolidations.  Of this charge, $5 million was associated with the Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

The charges included severance cost and benefit costs of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations.  These actions reflect overall reductions in staffing levels due to closing operations and moving production to locations with available capacity.  As of September 29, 2002 approximately 180 salaried and 300 hourly employees had been separated or terminated under this plan.  We expect to complete all workforce reduction actions associated with this action by the end of the first quarter 2003.  The asset impairment charge related to equipment that was made available for disposal.  The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant.  As of September 29, 2002, $5 million of restructuring charges remained in accrued liabilities.  We expect to complete this restructuring action in the first quarter 2003 and related cash payments to be disbursed by the end of second quarter 2003.

Note 5.  Other (Income) Expense:

The major components of other (income) expense included in the Consolidated Statement of Earnings are shown below:
	Three Months		Nine Months
$ Millions	Sept. 29 2002	Sept. 23 2001	Sept. 29 2002	Sept. 23 2001

Operating (income) expense:
Sale of scrap
Amortization of goodwill and intangibles
Refund of customs duty
Foreign currency
Gain on sale of distributor
Gain on sale of business
Royalty income
  Total operating (income) expense

	$ (1) - - 5 - - (5) (1)	$ (1) 3 (1) 5 - (2) (1) 3	$ (3) 1 - 11 (3) - (8) (2)	$ (3) 9 (1) 10 - (2) (2) 11
Non-Operating (income) expense: Bank charges Interest income Rental income Other, net Total non-operating (income) expense	1 (3) (1) - (3)	1 (3) (4) - (6)	3 (8) (3) - (8)	3 (7) (8) 2 (10)
Total other (income) expense	$ (4) =====	$ (3) =====	$ (10) =====	$ 1 ====

Note 6.  Derivatives and other Financial Instruments:

We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices.  This risk is closely monitored and managed through the use of financial derivative instruments.  As stated in our policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculation or trading.  Our derivative transactions are entered into only with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant.  The status and results of our hedging program activities are reported to senior management on a periodic basis.  The following table summarizes our outstanding derivatives by risk category and instrument type:
	September 29, 2002		December 31, 2001		September 23, 2001
$ Millions	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Currency: Forward Contracts	$ 265	$ 7	$ 119	$ 1	$ 218	$ 2
Interest Rate: Swaps	225	14	225	4	225	6
Commodity Price: Fixed Price Swap	7	(1)	11	(1)	8	(1)
	$ 497 =====	$ 20 =====	$ 355 =====	$ 4 ====	$ 451 ====	$ 7 ====

Foreign Currency Exchange Rate Risks

Due to our international business presence, we are exposed to foreign currency exchange risks.  We transact business extensively in foreign currencies and as a result, our earnings experience some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted inter-company and third party sales and purchases denominated in non-functional currencies.  In April 2002, we began hedging our foreign currency exposure to variability in the functional currency equivalent cash flows associated with forecasted transactions.  These forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and are recorded in the Consolidated Balance Sheet at fair value in Other Current Assets and Other Accrued Liabilities.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive income".  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings.  For the third quarter ended September 29, 2002, $2 million of gain was reclassified from Accumulated other comprehensive income to earnings.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in "Other (income) expense" in current earnings during the period of change.   As of September 29, 2002, $5 million of deferred gains included in equity ("Accumulated other comprehensive income" in the Consolidated Statement of Financial Position) are expected to be reclassified to earnings over the next twelve months.  For nine months ended September 29, 2002, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Our internal policy allows for managing anticipated foreign currency cash flow for up to one year.  As of September 29, 2002, approximately 93 percent of the notional amount of the forward contracts shown in the table above were attributable to four currencies, the British Pound (55 percent), the Australian Dollar (20 percent), the Euro (13 percent) and the Japanese Yen (5 percent).  As of September 23, 2001, approximately 90 percent of the contracts were attributable to the same currencies, the British Pound (55 percent), the Australia Dollar (14 percent), the Euro (18 percent) and the Japanese Yen (3 percent).

To minimize the earnings volatility resulting from the remeasurement of receivables and payables and payables denominated in foreign currency, we enter into foreign currency forward contracts.  The objective is to offset the gain or loss from remeasurement with the fair market valuation of the forward contract.   These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities".  Gain or loss on the derivative instrument and remeasurement of the receivable and payable is reported as "Other (income) expense" in Note 5 to our Consolidated Statement of Earnings.  Such net transaction gains were $3 million and $3 million for the third quarters ended September 29, 2002 and September 23, 2001, respectively, and a $3 million loss and $1 million gain for the nine months ended September 29, 2002 and September 23, 2001, respectively.

Interest Rate Swaps

We are exposed to market risk from fluctuations in interest rates.  We manage our exposure to interest rate fluctuations through the use of interest rate swaps.  The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk and reduce financing costs.  Currently, we have one interest rate swap relating to our 6.45% Notes that mature in 2005.  The swap converts $225 million notional amount from fixed rate debt into floating rate debt and matures in 2005.  The interest rate swap is designated as a fair value hedge of our fixed rate debt.  As the critical terms of the swap and the debt are the same, the swap is assumed to be 100 percent effective and the fair value gains/losses on the swap are completely offset by the fair value adjustment to the underlying debt.

In March 2001, the Company terminated three fixed-to-floating interest rate swap agreements related to Cummins 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005.  The termination of these swaps resulted in a $9 million gain.  The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt.  The amount of gain recognized in the third quarter of 2002 and 2001 was $.7 million and the gains recognized for the first nine months of 2002 and 2001 were $2.2 million and $1.7 million, respectively.

Commodity Price Swaps

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we enter into fixed price swaps with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  The fixed price swaps are derivative contracts and are designated as cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and are recorded in the Consolidated Statement of Financial Position at fair value in Other Current Assets and Other Accrued Liabilities.  The effective portion of the unrealized gain or loss is deferred and reported as a component of "Accumulated other comprehensive income".  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings.  As of September 29, 2002, unrealized gains and losses related to commodity swaps were not material.  The ineffective portion of the hedge is recognized in "Other (income) expense" in current earnings in the period in which the ineffectiveness occurs.

Our internal policy allows for managing cash flow hedges for up to three years. For the nine months ended September 29, 2002, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Note 7.  Borrowing Arrangements:

We have $125 million of 6.25% Notes maturing on March 1, 2003.  The notes are classified as current maturities of long-term debt in our Consolidated Statement of Financial Position based upon their maturity date.  In addition, we have a five-year revolving credit agreement with a group of banks that provides for borrowings up to $500 million that expires in January 2003.  As of September 29, 2002, outstanding borrowings under the revolving credit agreement were $40 million and are classified in our Consolidated Statement of Financial Position as loans payable based upon our intent to repay the borrowings prior to the expiration date of the agreement.  We are currently renegotiating the terms of our revolving credit agreement with our lenders and expect to enter into a new agreement in the fourth quarter of 2002.

Our debt and credit agreements contain several financial covenants, the most restrictive of these covenants relates to our guarantee of notes issued by our Employee Stock Ownership Plan (ESOP) trust.  Under the provisions of the guarantee, we are required to maintain a debt to capital ratio of 55 percent and a minimum net worth, as defined in the agreement, of $1.159 billion as of September 29, 2002.  Our net worth, as of September 29, 2002, as defined by the ESOP loan covenant, was $1.209 billion.  The agreement also limits our subsidiary borrowings and sale-lease back transactions, as defined in the agreement, to $200 million or less.  As of September 29, 2002, our subsidiary borrowings and sale-leaseback indebtedness was $170 million.  We are in compliance with all of the covenants and restrictions under all of our borrowing agreements as of September 29, 2002.

Note 8.  Business Segments and Geographic Information:

We have four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributor.  Our business segments are organized according to the products and markets each segment serves.  This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers.  Profit before interest and taxes and other nonrecurring charges and return on average net assets excluding debt, taxes and nonrecurring accruals are the primary basis for the chief operating decision maker, our Chairman and Chief Executive Officer, to evaluate the performance of each of our business segments.  In the fourth quarter of 2001, we realigned our reporting structure and created a new business segment, International Distributor.  As a result, we have reclassified certain historical business segment data to reflect this change.  A summary of operating results by segment for the three-month and nine-month periods ended September 29, 2002 and September 23, 2001 is shown below:
$ Millions	Engine	Power Generation	Filtration & Other	International Distributor	Eliminations	Total
Three months ended Sept. 29, 2002 Net sales	$ 1,033	$ 315	$ 236	$ 152	$ (88)	$ 1,648
Earnings (loss) before interest and taxes	50	(1)	19	10	-	78
Net assets	$ 771	$ 310	$ 631	$ 170	-	$ 1,882
Three months ended Sept. 23. 2001 Net sales	$ 767	$ 371	$ 211	$ 136	$ (77)	$ 1,408
Earnings (loss) before interest and taxes	(18)	29	11	8	-	30
Net assets	$ 952	$ 418	$ 644	$ 187	-	$ 2,201
Nine months ended Sept. 29, 2002 Net sales	$ 2,659	$ 902	$ 707	$ 421	$ (250)	$ 4,439
Earnings (loss) before interest, taxes and restructuring	45	(18)	60	21	-	108
Restructuring, asset impairment and other	(6)	1	-	4	-	(1)
Earnings (loss) before interest and taxes	$ 51	$ (19)	$ 60	$ 17	-	$ 109
Nine months ended Sept. 23, 2001 Net sales	$ 2.321	$ 1,064	$ 651	$ 412	$ (230)	$ 4,218
Earnings (loss) before interest, taxes and restructuring	(76)	69	43	19	-	55
Restructuring, asset impairment and other	118	5	1	1	-	125
Earnings (loss) before interest and taxes	$ (194)	$ 64	$ 42	$ 18	-	$ (70)

The tables below reconciles the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Three Months		Nine Months
$ Millions	Sept. 29 2002	Sept. 23 2001	Sept. 29 2002	Sept. 23 2001
Earnings (loss) before interest and taxes for business segments	$ 78	$ 30	$ 109	$ (70)
Interest expense	15	15	46	61
Income tax provision (benefit)	15	2	12	(44)
Minority interest	4	4	12	12
Dividends on preferred securities	5	6	16	6
Consolidated net earnings (loss)	$ 39	$ 3	$ 23	$ (105)
Net assets for business segments	$ 1,882	$ 2,201
Liabilities deducted in arriving at net assets	2,151	1,740
Deferred tax assets not allocated to segments	567	468
Debt-related costs not allocated to segments	19	19
Consolidated assets	$ 4,619	$ 4,428

Note 9.  Comprehensive Earnings:

A reconciliation of our net earnings (loss) to comprehensive earnings (loss) for the three-month and nine-month periods is shown in the table below:

	Three Months		Nine Months
$ Millions	Sept. 29 2002	Sept. 23 2001	Sept. 29 2002	Sept. 23 2001
Net earnings (loss)	$ 39	$ 3	$ 23	$ (105)
Other comprehensive earnings (loss), net of tax: Unrealized gain (loss) on securities Unrealized gain (loss) on derivatives Foreign currency translation adjustments	- 1 3	(1) - 16	- 4 29	2 (1) (20)
Comprehensive earnings (loss)	$ 43	$ 18	$ 56	$ (124)

Note 10.  Contingencies and Environmental Compliance

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

In April 2002, we received certification from the U.S. Environmental Protection Agency (EPA) for our ISX heavy-duty diesel truck engine.  In May 2002, we received certification from the EPA for our medium-duty 5.9-litre ISB engine that is used in trucks, buses, RV's, step vans and other medium-duty applications.  In September 2002, the EPA certified our ISM heavy-duty diesel truck engine.  These certifications affirm our compliance with stringent new emission standards that became effective October 1, 2002 and permit us to produce and sell these engines under the new emissions standards.  The standards were established in a consent decree that Cummins entered into with the EPA, the U.S. Department of Justice and CARB (California Air Research Board) in October 1998 along with other diesel engine manufacturers.  In issuing our certifications, the EPA also affirmed the use of Auxiliary Emissions Control Devices (AECD) that we submitted.  The use of AECD's is permitted under existing law when engine protection is deemed necessary under certain operating conditions.  AECD's are used in engines throughout the industry today and are approved as part of the EPA regulations and certification process.

We are on schedule to meet the requirements to pull forward the reduction of emissions levels for off-highway engines of 300 to 750 horsepower that become effective under the consent decree on January 1, 2005.  We believe meeting this requirement has been facilitated by our development work for the on-highway heavy-duty and medium-duty engines.

Manufacturers who signed the EPA consent decree in 1998 are required to pay nonconformance penalties to the EPA if they sell engines that are noncompliant with the new and lower emissions levels determined by the consent decree.  The payment of nonconformance penalties will allow a manufacturer who signed the consent decree to sell noncompliant engines while it completes the development work necessary to produce and sell a compliant product. We do not expect to build and sell a significant number of noncompliant products and therefore we do not expect to pay a material amount of nonconformance penalties.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Third Quarter and the First Nine Months of 2002 Compared to 2001

Overview

Cummins net sales during the third quarter of 2002 were $1.648 billion, an increase of $240 million, or 17 percent, compared to sales of $1.408 billion in the third quarter of 2001.  Net sales increased $190 million, or 13 percent, compared to net sales in the second quarter 2002.  Net sales for the first nine months of 2002 were $4.439 billion compared to $4.218 billion in the same period last year, an increase of $221 million, or 5 percent year-over-year.

Earnings before interest and taxes for the current quarter were $78 million compared to $30 million in the third quarter a year ago.  Net earnings for the third quarter 2002 were $39 million, or $.96 per share, compared to $3 million, or $.08 per share, in the third quarter 2001.  For the first nine months of 2002, earnings before interest and taxes were $109 million compared to a $70 million loss before interest and taxes in 2001.  Net earnings for the first nine months of 2002 were $23 million, or $.60 per share, compared to a net loss of $105 million, or ($2.74) per share, in 2001.  Net earnings for the first nine months of 2002 included a $1 million net pre-tax restructuring credit while net earnings for the first nine months of 2001 included a $125 million pre-tax restructuring charge.

Each of the interim reporting periods ending September 29, 2002 and September 23, 2001 contain 13 weeks.

Net Sales

Net sales for each of the Company's key business segments during the comparative interim periods follows:
	Three Months		Nine Months
$ Millions	September 29 2002	September 23 2001	September 29 2002	September 23 2001
Engine	$ 1,033	$ 767	$ 2,659	$ 2,321
Power Generation	315	371	902	1,064
Filtration and Other	236	211	707	651
International Distributor	152	136	421	412
Elimination of intersegment revenue	(88)	(77)	(250)	(230)
	$ 1,648 ======	$ 1,408 ======	$ 4,439 ======	$ 4,218 ======

Sales increased in all of our business segments during the third quarter 2002 compared with the third quarter of 2001 with the exception of our Power Generation Business.  Engine sales increased $266 million, or 35 percent, primarily reflecting strong demand in the heavy-duty truck sector in advance of the October 1, 2002 EPA emissions deadline and higher sales for the Dodge Ram truck.  Power Generation sales were $315 million, down $56 million, or 15 percent compared to the prior year's quarter as a result of lower demand and slow economic activity.  Sales in the Filtration and Other Business increased $25 million, or 12 percent, year-over-year, reflecting demand improvement and increased market penetration.  In our International Distributor Business, sales increased $16 million, or 12 percent, compared to third quarter 2001, primarily due to increased business at our distributors in Australia and Asia.

For the first nine months of 2002, net sales increased $221 million, or 5 percent, compared to 2001.  Most of the improvement is attributable to increased sales in the Engine Business and Filtration and Other Business, primarily driven by higher sales volume in the third quarter 2002 compared to the prior year.  Power Generation sales experienced a 15 percent decline compared to the prior year, primarily due to lower demand in the commercial generator set markets.

Gross margin

Our gross margin in the third quarter 2002 was $310 million, or 18.8 percent of sales, compared to a gross margin of $255 million, or 18.1 percent of sales a year ago.  Compared to the prior year, gross margin increased $55 million on a net sales increase of $240 million, or a 23 percent return on incremental net sales. The increase in gross margin dollars and the improvement in gross margin percent reflect higher absorption of fixed manufacturing costs due primarily to increased engine production and continuing improvements in our cost reduction efforts.

Included in third quarter gross margin were product coverage costs of $59 million, or 3.6 percent of sales, compared to $45 million or 3.2 percent of sales in the third quarter a year ago.  The increase in product coverage costs results from a higher concentration of heavy-duty engine shipments during the quarter.  Excluding product coverage costs, gross margin for the quarter was 22.4 percent compared to 21.3 percent in the third quarter last year.

On a year-to-date basis, gross margin for 2002 was $810 million, or 18.2 percent, of sales compared to $756 million, or 17.9 percent, of sales in 2001, again reflecting better absorption of fixed manufacturing costs, primarily from increased volume and continued cost reduction, partially offset by lower volumes in our Power Generation business.

Selling and administrative expenses

Selling and administrative expenses in the third quarter 2002 were $192 million, an increase of $15 million, or 8 percent, above spending levels in the comparable quarter a year ago.  For the first nine months of 2002 selling and administrative expenses were $564 million compared to $543 million in 2001.  The increase in selling and administrative expenses quarter over quarter and year over year is primarily a result of volume variable expenditures, funding of focused growth initiatives and higher variable compensation expense due to improved earnings, partially offset by cost reduction actions.

Research and engineering expenses

Research and engineering expenses in the third quarter and the first nine months of 2002 were $53 million and $164 million, respectively, unchanged from the comparable periods in 2001.  Overall, research and engineering expenses are lower due to cancellation of a major engine development program in the second quarter of 2001 and cost reduction actions, equally offset by higher engineering costs related to the development of our 2002 emissions products.

Joint ventures and alliances income

Our income from joint ventures and alliances for the third quarter 2002 was $9 million compared to $2 million in the third quarter a year ago and $16 million for the first nine months of 2002 compared to $7 million for the first nine months in 2001.  The increase in the third quarter and nine-month period was primarily attributable to improved earnings from our distributor joint ventures in North America and improved earnings across several of our joint ventures in China.

Interest expense

Interest expense for the third quarter and first nine months of 2002 was $15 million and $46 million, respectively, compared to $15 million and $61 million in the third quarter and first nine months of 2001, respectively.  The lower year-to-date interest expense is primarily due to the issuance of our preferred securities in the second quarter of 2001.  Dividends on our preferred securities are classified separately from interest expense on our Consolidated Statement of Earnings.  Interest expense for the first nine months of 2002 included a $2 million adjustment in the second quarter necessary to properly state our liability for accrued interest.

Other income and expense

Other income in the third quarter of 2002 was $4 million compared to $3 million in the comparable quarter a year ago.  For the first nine months of 2002, other income was $10 million compared to $1 million net expense for the first nine months of 2001.  A gain on the sale of a North American distributor, income from royalty fees and the discontinuance of goodwill amortization were the significant items contributing to the increase.  The impact on our earnings of discontinuing goodwill amortization is disclosed in Note 3 to the Consolidated Financial Statements and major components of other income and expense, classified as either operating or non-operating, are disclosed in Note 5 to the Consolidated Financial Statements.

Restructuring charges

For the first nine months of 2002, we recorded a net $1 million credit for restructuring charges.  The credit was recorded in the second quarter 2002 and was comprised of a $16 million second quarter charge offset by a $17 million reversal of excess restructuring accruals related to previous actions that were realigned or cancelled.  For the first nine months of 2001, restructuring charges were $125 million and were recorded in the second quarter 2001.  We have continued a restructuring program that began in 1998 to improve the Company's cost structure.  The related charges include staffing reorganizations and reductions in various business segments, asset impairment write-downs for manufacturing equipment, facility closure and consolidation costs, dissolution costs and restructuring actions related to joint venture operations, cancellation of a new engine development program and other exit costs related to small business operations.

As of December 31, 2001 all activities associated with the 1998 and 1999 restructuring actions are complete.  The restructuring actions taken in 2000 and 2001 were directly related to the downturn in the North American heavy-duty truck market and several other end-markets and were necessary in order to achieve lower production costs, improve operating efficiencies, and enhance management effectiveness under difficult economic conditions.  A detailed discussion of our restructuring actions during 2000, 2001 and 2002 follows.

2000 Restructuring charges

During the fourth quarter of 2000, we announced restructuring plans primarily in response to the downturn in the North American heavy-duty truck market and several other end-markets where our shipments had declined 35 percent from 1999 and recorded a restructuring charge of $160 million.  Of this amount, $131 million was associated with our Engine Business, $19 million with our Power Generation Business and $10 million with our Filtration and Other Business.  The charges included workforce reduction costs of $42 million, $102 million for asset impairments (including $30 million for internally developed software) and $16 million associated with exit costs to close or consolidate a number of small business operations.

The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation.  The charges included severance and benefit costs of terminating approximately 600 salaried and 830 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. In the fourth quarter 2001, we realigned our workforce reduction plan and reallocated $3 million of excess liabilities for termination benefits to recent workforce reduction actions committed to during that quarter.  All employees affected by this workforce reduction plan were separated or terminated by June 30, 2002 and we expect to pay remaining severance costs and related benefits under this action by year-end 2002.  Approximately 660 salaried and 725 hourly employees were affected by this plan.

The asset impairment charge of $102 million was calculated in accordance with the provisions of SFAS 121. Approximately $30 million of the charge consisted of capitalized software-in-process related to manufacturing, financial and administrative information technology programs that were cancelled during program development and prior to implementation.  The remaining $72 million included $38 million for engine assembly and fuel system manufacturing equipment to be disposed of upon closure or consolidation of production operations.  The equipment is expected to continue in use and be depreciated for approximately two years from the date of the charge until closure or consolidation.  The expected recovery value of the equipment was based on estimated salvage value and was excluded from the impairment charge.   The charge also included $11 million for equipment available for disposal, $6 million for properties available for disposal, $10 million for investments, and $7 million for intangibles and minority interest positions related to divesting smaller operations and investments.  The carrying value of assets held for disposal and the effect of suspending depreciation on these assets was not significant.

In the second quarter 2002, we cancelled plans to close a filtration manufacturing plant, transferred impaired power generation equipment to a foreign operation and realigned our workforce reduction plan resulting in a reversal of $12 million in charges related to this plan.  During the third quarter 2002, we paid approximately $1 million related to liabilities under this plan.  As of September 29, 2002, $8 million of restructuring charges remained in accrued liabilities related to this plan.  We expect to complete this restructuring action in 2002.

In the third quarter 2002, we recognized approximately $16 million in savings under this plan comprised of $12 million in cost of goods sold, $3 million in selling, general and administrative expenses and $1 million in research and engineering expenses.

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

The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation.  The charges included severance costs and related benefits of terminating approximately 400 salaried and 150 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations.   All employees affected by this workforce reduction plan and the subsequent fourth quarter 2001 realignment plan will have been terminated by the end of the fourth quarter 2002 and remaining severance costs and related benefits will be paid through the end of the first quarter 2003.  A total of 400 salaried and 180 hourly employees were affected by this plan.

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

As of September 29, 2002 $4 million of restructuring charges related to unpaid severance costs and termination benefits remained in accrued liabilities.  We expect to complete all activities associated with this restructuring plan in the fourth quarter 2002.

For the third quarter ended September 29, 2002 we recognized savings from this restructuring action of approximately $3 million in cost of goods sold, $2 million in selling, general and administration expenses and $1 million in research and engineering expenses.

2002 Restructuring charges

In the second quarter 2002, we announced further restructuring actions precipitated by weak market conditions, related primarily to our Engine Business and Power Generation Business and recorded additional restructuring charges of $16 million.  The charges included $11 million attributable to workforce reduction actions, $3 million for asset impairments and $2 million related to facility closures and consolidations.  Of this charge, $5 million was associated with the Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

The charges included severance costs and related benefits of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations.  These actions reflect overall reductions in staffing levels due to closing operations and moving production to available capacity.  As of September 29, 2002 approximately 180 salaried and 300 hourly employees had been separated or terminated under this plan.  We expect to complete all workforce reduction actions associated with this plan by the end of the first quarter 2003.

The asset impairment charge is related to equipment available for disposal.  The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant.

This action is expected to generate approximately $13 million in annual savings.  For the third quarter ended September 29, 2002, approximately $2 million in savings was recognized in cost of goods sold.  As of September 29, 2002, $5 million of restructuring charges remained in accrued liabilities.  We expect to complete this restructuring action in the first quarter 2003 and make related cash flow payments by the end of second quarter 2003.

The $17 million in remaining costs of our 2000, 2001 and 2002 restructuring actions are expected to be funded from cash provided by operations.

Note 4 to the consolidated financial statements includes schedules that present, by major cost component and by year of expense, activity related to the restructuring charges for the years 2000 through 2002, including adjustments to the original charges.

Provision for income taxes

We recorded an income tax provision of $15 million for our third quarter 2002 earnings compared to a $2 million provision for our third quarter 2001 earnings.  For the first nine months of 2002, we recorded a $12 million provision for income taxes compared to a $44 million tax benefit recorded for the same period in 2001. All reporting periods reflect an estimated annual effective tax rate of 25 percent on our earnings before income taxes and after deducting dividends on our preferred securities and an effective tax rate of 33 percent for restructuring, asset impairments and other non-recurring charges.

Minority interest

Minority interest in income of our consolidated operations was $4 million in the third quarter of 2002 compared to $4 million in the third quarter of 2001.  For the first nine months of 2002 and 2001, minority interest income from consolidated operations was $12 million.  Our income from minority interest is primarily from consolidating the operating results of Cummins India Limited.

Net earnings

Net earnings for the third quarter 2002 were $39 million, or $.96 per share, compared to net earnings of $3 million, or $.08 per share, in the third quarter of 2001.  For the first nine months of 2002, net earnings were $23 million, or $.60 per share compared to a net loss of $105 million, or $2.74 per share in 2001.  For the first nine months of 2002 and 2001, net earnings included a $1 million pre-tax credit and a $125 million pre-tax charge for restructuring actions, respectively.  A majority of the increase in net earnings, excluding restructuring charges, is attributable to improved overhead absorption at our heavy-duty engine plants due to increased volumes, continued focus on cost reduction activities, earnings improvement in our Filtration and Other Business, partially offset by lower earnings in our Power Generation Business.

Business Segment Results

Engine Business
	Third Quarter		Nine Months
$ Millions	September 29 2002	September 23 2001	September 29 2002	September 23 2001
Net sales	$ 1,033	$ 767	$ 2,659	$ 2,321
Earnings before interest and taxes	50	(18)	51	(194)

Total Engine Business sales in the third quarter were $1.033 billion, an increase of $266 million, or 35 percent, compared to sales of $767 million in the third quarter 2001.  For the first nine months of 2002, engine sales were $2.659 billion, up $338 million, or 15 percent, compared to sales of $2.321 billion in the first nine months of 2001.  A summary and discussion of net sales for the Engine Business by market follows:

	Third Quarter		Nine Months
$ Millions	September 29 2002	September 23 2001	September 29 2002	September 23 2001
Heavy-duty Truck	$ 378	$ 222	$ 862	$ 693
Medium-duty Truck and Bus	191	135	486	426
Light-duty Automotive	236	165	572	437
Industrial	171	174	559	561
High-horsepower Industrial	57	71	180	204
	$ 1,033 =====	$ 767 =====	$ 2,659 =====	$ 2,321 =====

Engine unit shipments for the Engine Business in the third quarter 2002 were 90,600 compared to 70,500 units shipped in the third quarter 2001, an increase of 20,100 units, or 29 percent.  Year-to-date engine shipments were 237,200 compared to 217,200 a year ago. A summary of engine unit shipments by engine category follows:
	Third Quarter		Nine Months
	September 29 2002	September 23 2001	September 29 2002	September 23 2001
Midrange	68,000	58,200	189,200	177,500
Heavy-duty	21,700	11,200	45,400	36,600
High-horsepower	900	1,100	2,600	3,100
	90,600 =====	70,500 =====	237,200 ======	217,200 ======

Heavy-duty Truck

Sales to the heavy-duty truck market were $378 million in the third quarter of 2002, up $156 million, or 70 percent, compared to the third quarter of 2001.  The increase primarily reflects an upturn in OEM engine shipments in response to accelerated purchases prior to the October 1, 2002 effective date of the new emissions standards.

For the first nine months of 2002, sales of heavy-duty engines were $862 million, up $169 million, or 24 percent, compared to the first nine months of 2001.  Unit shipments of heavy duty truck engines were 18,500 in third quarter 2002 compared to 8,700 in 2001, or an increase of 113 percent quarter-over-quarter.  On a comparative year-to-date basis, unit shipments of heavy-duty truck engines for 2002 were 37,400 compared to 28,800, an increase of 30 percent.  Shipments of our ISX engine were 52 percent higher than unit shipments in the second quarter 2002 and nearly three times the quantity shipped in the third quarter 2001.

Medium-duty Truck and Bus

Medium-duty truck and bus revenues increased $56 million, or 41 percent, above sales levels a year ago reflecting increased demand as a result of the October 1, 2002 emissions standards.  Unit shipments to the North American medium-duty truck market increased 43 percent compared to a year ago while medium-duty shipments to international markets increased 8 percent.  Bus engine sales increased 32 percent globally while unit shipments increased 25 percent, with a significant increase in shipments to North American OEMs. Internationally, bus engine shipments declined 56 percent, primarily in China, with some decline in shipments to bus OEMs in Mexico.

For the first nine months of 2002, sales of medium-duty truck and bus engines increased $60 million, or 14 percent compared to the same period in 2001.  Most of the increase occurred during the third quarter, reflecting higher demand due to the new emissions standards.

Light-duty Automotive

Revenues from our light-duty automotive market increased $71 million, or 43 percent, compared to third quarter 2001.  Total unit shipments were up 23 percent compared to the prior year's quarter with the increase evenly distributed between shipments to DaimlerChryslerAG and shipments to OEMs in the North American RV market.  Engine shipments to DaimlerChryslerAG for the Dodge Ram truck were 26,800, an increase of 4,600 units or 21 percent higher than third quarter a year ago, primarily driven by the introduction of the new Dodge Ram truck model.  Unit shipments to the recreational vehicle market more than doubled year-over-year from previously weak demand levels, reflecting recovery in consumer markets and growth in the diesel-powered segment of this market.

For the first nine months of 2002 revenues from light-duty automotive engine sales were up $135 million, or 31 percent, compared to the first nine months of 2001.  The increase is primarily due to sales of Dodge Ram truck engines, up $70 million, or 21 percent, and sales to the RV industry, up $69 million, or 81 percent.

Industrial

Total industrial sales to the construction, marine and agricultural markets were down $3 million, or relatively flat compared to the third quarter 2001.  For the nine months, total industrial sales were unchanged from the previous year with increases in sales to agricultural markets offset by declining sales to the construction equipment market.  Unit shipments to construction OEMs in North America declined 7 percent, reflecting continued economic weakness.  Shipments to international construction OEMs increased 9 percent compared to third quarter 2001, primarily in East Asia, South Pacific and Central Europe.  Engine shipments to the agricultural equipment market increased 32 percent from a year ago off of a low base, with the increase evenly distributed between North America and international OEMs.  In the marine market, unit shipments reflected in our consolidated sales during the third quarter 2002 were down 25 percent compared to third quarter 2001 due to the formation of our new joint venture with Brunswick Corporation, Cummins Mercruiser JV. Sales of our midrange marine engines are now recorded by the joint venture.

High-horsepower Industrial

Sales of our V, K and Q series high-horsepower industrial engines in the third quarter 2002 were down 20 percent compared to the prior year's quarter.  Shipments to the North American mining market declined 60 percent while shipments to international mining markets declined 31 percent compared to third quarter 2001. Shipments of high-horsepower engines to the rail sector, which is primarily international business, were down 33 percent but up slightly compared to the previous quarter.  Shipments of high-horsepower engines to government markets, primarily V series military applications, were up 60 percent with the majority of the increase in North America.  For the first nine months, sales of high-horsepower industrial engines were down 12 percent compared to sales in 2001, largely attributable to lower shipments to the mining and rail markets.

Earnings from Operations

The operating earnings before interest and taxes for the Engine Business were $50 million in third quarter 2002, compared to an operating loss before interest and taxes of $18 million a year ago, or an improvement of $68 million on a sales increase of $266 million.  The improvement in operating earnings was attributable to the increase in engine volumes and the accompanying benefit of fixed cost absorption at our manufacturing plants and our continued focus on cost reduction.

Power Generation Business
	Third Quarter	Nine Months
$ Millions	September 29 2002	September 23 2001	September 29 2002	September 23 2001
Net sales	$ 315	$ 371	$ 902	$ 1,064
Earnings before interest and taxes	(1)	29	(19)	64

Sales in our Power Generation Business were $315 million, down $56 million or 15 percent compared to the third quarter 2001.  Total engine unit shipments for the power generation markets were 6,100 units, down 1,800 units, or 23 percent lower than a year ago.  On a year-to-date basis, Power Generation sales were $902 million compared to $1.064 billion for the same period a year ago, a decline of $162 million, or 15 percent, reflecting weak demand and slow economic growth.

A summary of engine unit shipments for the Power Generation business by engine category follows:
	Third Quarter		Nine Months
	September 29 2002	September 23 2001	September 29 2002	September 23 2001
Midrange	3,600	3,900	10,100	10,300
Heavy-duty	1,100	2,200	3,200	4,900
High-horsepower	1,400	1,800	3,800	5,300
	6,100 ====	7,900 ====	17,100 =====	20,500 =====

Total engine unit shipments for the Power Generation Business were 6,100 in the third quarter 2002, down 1,800 units, or 23 percent, compared to third quarter 2002.  Unit sales of generator drives declined 19 percent while unit sales of generator sets were down 28 percent in the third quarter 2002 compared to the prior year.   In North America, unit sales of generator sets declined 26 percent while unit sales of generator drives were down 57 percent compared to a year ago, with lower demand in commercial genset markets due to slow economic activity, reduced emergency power needs, and a continuance of high inventory levels in the marketplace.  This decrease was partially offset by increased demand in consumer segments of the market, primarily genset sales to recreational vehicle OEM's which increased 27 percent compared to third quarter 2001.  Internationally, lower demand caused revenues to decrease across all markets except Australia and Southeast Asia.  Unit shipments of generator drives and generator sets to international customers were down 17 percent and 30 percent, respectively.

For the first nine months of 2002, engine shipments for the Power Generation Business were 17,100 compared to 20,500 units a year ago, a decrease of 3,400 units, or 17 percent. Most of the decline in unit shipments is attributable to weakening demand in the heavy-duty and high-horsepower power generation equipment segments.

Earnings from Operations

In the third quarter of 2002, Power Generation incurred an operating loss before interest and taxes of $1 million, compared to earnings before interest and taxes of $29 million last year.  For the first nine months of 2002, Power Generations reported an operating loss before interest and taxes of $19 million compared to earnings before interest and taxes of $64 million in the first nine months of 2001.

The overall decline in margin and earnings before interest and taxes in the Power Generation business is attributable to several factors.  First, is the decrease in volume due to economic weakness, second, a shift in sales mix, with a decline in unit shipments of higher margin heavy-duty and high-horsepower products. Third, the overall decline in sales volume resulted in underabsorption of fixed overhead costs at our manufacturing facilities.  Fourth, excess inventory in the marketplace continues to create pricing pressures resulting in heavier discounting to retain market share.  Lastly, utilization of the Power Generation rental fleet is lower than last year due to overall weaker demand, resulting in reduced profitability in the rental business.

Filtration and Other Business
	Third Quarter		Nine Months
$ Millions	September 29 2002	September 23 2001	September 29 2002	September 23 2001
Net sales	$ 236	$ 211	$ 707	$ 651
Earnings before interest and taxes	19	11	60	42

Third quarter revenues in the Filtration and Other Business were $236 million, up $25 million, or 12 percent, compared to third quarter 2001 sales.  Revenues from the sale of filtration products in the U.S were up $11 million, or 9 percent, over the comparable quarter a year ago, reflecting demand improvement and increased market penetration at North American OEMs.  Sales to OEMs in Europe, Australia, Mexico and other international locations also increased compared to third quarter 2001.  Revenues from the sale of Holset turbochargers increased 12 percent compared to third quarter 2001, primarily from continuing strong business in China.

For the first nine months of 2002, Filtration and Other Business sales increased $56 million, or 9 percent, compared to 2001 reflecting improvement across most markets, offset by lower sales in Canada and Latin America.  Approximately 20 percent of the sales improvement in the Filtration and Other Business is attributable to increased sales of our Holset turbocharger business.

Earnings from Operations

Earnings before interest and taxes for the Filtration and Other Business in the third quarter 2002 were $19 million compared to $11 million a year earlier.  The improvement in profitability is primarily a result of volume increases and the discontinuance of goodwill amortization.  In addition, incremental expenses from this segment's new Emission Solutions business were offset by benefits from restructuring actions and 6 Sigma cost reduction efforts.  For the first nine months of 2002, operating earnings were $60 million, up $18 million, or 43 percent, compared to 2001.  The increase in earnings before interest and taxes for the nine month period is related to increased volume, benefits from cost reductions and discontinuing goodwill amortization

International Distributor Business
	Third Quarter		Nine Months
$ Millions	September 29 2002	September 23 2001	September 29 2002	September 23 2001
Net sales	$ 152	$ 136	$ 421	$ 412
Earnings before interest and taxes	10	8	17	18

Revenues from the International Distributor Business were $152 million, up $16 million compared to the third quarter of 2001.  Sales of parts and engines increased at distributor locations in Australia, East and Southeast Asia and Central Europe and were partially offset by sales declines in Latin America and Korea.  For the first nine months of 2002, revenues were $421 million compared to $412 million in 2001.  A majority of the increase is attributable to our Australian, East and Southeast Asia distributors, offset by declining sales at our distributor in Argentina.  Sales in the third quarter and the nine months of 2001 included $7 million and $35 million, respectively, of certain OEM engine sales that are now reported as sales in the Engine Business segment.  This reporting change did not affect earnings results in either business segment.

Earnings from Operations

Earnings before interest and taxes for the International Distributor Business were $10 million in the third quarter 2002 compared to $8 million in the third quarter 2001.  The increase in earnings is primarily a result of increased engine and parts sales.  For the first nine months of 2002, earnings before interest and taxes were $17 million compared to $18 million for the comparable period in 2001, a decrease of $1 million, primarily from the effects of foreign currency exchange losses in Latin America.

Geographic Markets

Sales to international markets in the third quarter of 2002 were $645 million, or 39 percent of total net sales compared to $665 million, or 47 percent, of net sales in the third quarter 2001.  For the first nine months of 2002, international sales were $1.94 billion, or 44 percent of total net sales, compared to $1.96 billion, or 46 percent of total net sales, in the same period of 2001.  A summary of our net sales by geographic territory follows:

	Three Months		Nine Months
$ Millions	September 29 2002	September 23 2001	September 29 2002	September 23 2001
United States	$ 1,003	$ 743	$ 2,499	$ 2,258
Asia/Australia	263	235	741	672
Europe/CIS	178	191	570	616
Mexico/Latin America	80	142	302	353
Canada	87	68	222	219
Africa/Middle East	37	29	105	100
	$1,648 =====	$ 1,408 =====	$ 4,439 =====	$ 4,218 =====

Heavy-duty truck engine shipments to international markets in the third quarter 2002 increased 11 percent compared to a year ago while midrange automotive engine shipments to international markets increased 8 percent.  Total engine shipments to the international bus market decreased 56 percent compared to a year ago, primarily in China, where units shipped declined 1,000 over the comparable quarter a year ago. Shipments of light-duty automotive engines to international markets declined 36 percent in the third quarter 2002 compared to 2001.  Engine shipments to international agricultural and construction equipment markets were up 11 percent compared to third quarter 2001 while engine shipments to international mining and rail markets were down 32 percent.

Sales to the Asia/Australia region increased $28 million, or 12 percent, compared to third quarter 2001, primarily from increased demand for engines, generator drives and sales at our Australian distributorship. Sales to Europe/CIS, representing 11 percent of total sales and 28 percent of international sales in the third quarter 2002, were down 7 percent compared to the prior year's quarter, mostly in the heavy-duty and medium-duty truck markets in the UK. Business in Mexico, Brazil and Latin America decreased 44 percent in third quarter of 2002, primarily from lower power generation revenues and a decline in bus sales, offset by increases in sales of engines for the agricultural market.  Sales to Canada, representing 5 percent of net sales in the third quarter 2002, were up 28 percent compared to third quarter 2001 due to increased heavy-duty truck production and improved filtration sales.

For the first nine months of 2002, total international sales were $1.94 billion, down $20 million, or 1 percent, compared to the first nine months of 2001.  Sales to the Asia/Australia market increased 10 percent, largely due to sales of midrange and heavy duty engines.  Europe/CIS sales for the first nine months of 2002 declined 7 percent compared to 2001 as a result of weakening demand from European truck OEM's.  Sales to Mexico/Latin America were down 14 percent during the first nine months of 2002, primarily due to declining power generation sales as the energy crisis subsides.  Sales to Canada and Africa/Middle East were relatively flat year-over-year.

Liquidity and Capital Resources

Our operations have historically generated sufficient cash to fund our businesses, capital expenditures and dividend payments.  At certain times, the cash provided by operations is subject to seasonal fluctuations and changes in business conditions, and as a result, we use periodic borrowings to finance our working capital and other cash requirements.  We have available various short and long-term bank credit arrangements which are more fully disclosed in Note 6 of the Consolidated Financial Statements of our Form 10-K for the year ended December 31, 2001.  These credit arrangements, our accounts receivable securitization program and certain lease agreements contain financial covenants that require us to maintain certain financial ratios and minimum net worth levels as defined in the agreements.  In addition, we must also maintain minimum credit ratings, as defined in the agreements, relating to our long-term, unsecured debt.  Some of the agreements covering bank loans, credit agreements and certain lease obligations contain 'rating triggers', which typically provide our creditors with certain rights in the event our credit ratings, as determined by two major credit rating agencies, change to predetermined levels.  These rights include, but are not limited to, increases in loan pricing, fees and requirements to provide letters of credit.

Financial Covenants and Credit Rating

In April 2002, Moody's Investors Services, one of two major credit rating agencies, notified us that they were lowering our long-term and short-term debt ratings primarily as a result of the continuing weakness in the North American heavy-duty truck market.  Our senior unsecured long-term debt rating was lowered from "Baa3" to "Ba1" and our short-term debt rating was lowered from "Prime-3" to "Not-Prime."  At that time, Standard & Poor's, the other major credit rating agency, reaffirmed its rating of Cummins debt at "BBB-."  In October 2002, Moody's confirmed their long-term rating of our senior debt at "Ba1" but changed their outlook to Negative from Stable due to uncertainties regarding near-term demand in the heavy-duty truck market created by the October 1, 2002 initiation of more stringent EPA emissions regulations.  Also in October, as a result of declining sales in our Power Generation Business and weak demand in the heavy-duty and medium-duty truck markets, Standard and Poor's, the other major credit rating agency, lowered our debt rating from "BBB-" to "BB+", equivalent to Moody's "Ba1".

We do not believe the downgrade of our debt ratings will have a material impact on our financial results or our financial condition.  Following is a discussion regarding the impact of the credit rating downgrades on our financial arrangements, credit agreements and debt covenants.

Accounts receivable securitization program - This program began in December 2000 and as of December 31, 2001, we had funded $55 million under the program  The agreement for this program required us to maintain a minimum investment grade credit rating in our long-term unsecured debt..  As a result of the Moody's downgrade in April, we renegotiated the terms of the securitization agreement and amended the requirement to maintain a minimum investment grade credit rating.  The terms of the new agreement provide for an increase in the interest rate and fees under this program of approximately $.5 million annually at current funding levels.  The recent Standard and Poor's downgrade had no impact on our funding under this program.  As of September 29, 2002, there were no proceeds outstanding under the securitization program.

Financing arrangements for independent distributors - We guarantee the revolving loans, term loans and leases in excess of a specified borrowing base for certain independently owned and operated North American distributors as well as distributors in which we own an equity interest under an operating agreement with a lender.  The agreement requires us to maintain a minimum investment grade credit rating for our long-term unsecured debt.  As a result of the Moody's downgrade in April, our guarantee under the operating agreement increased to the full amount of distributor borrowings outstanding.  In the interim, the lender agreed to waive the additional guarantee of distributor indebtedness and continued to fund the distributors under this program.  We subsequently amended the agreement with the lender, changing the rating trigger for a period of approximately two years.  If the Company's credit rating falls below BB+ with Standard & Poor's or below Ba1 with Moody's, the lender could elect to curtail distributor borrowings and the amount of our guarantee would increase to the total distributor borrowings outstanding under the program. This rating level trigger remains in effect until August 31, 2004 at which time the rating trigger reverts to a rating of below "BBB-" for Standard & Poor's or below "Baa3" for Moody's.  As of September 29, 2002, we had guaranteed $53 million of financing arrangements for our North American distributors under the operating agreement.

Revolving credit agreement - We have a $500 million revolving credit agreement with a group of lenders. The interest rate on borrowings under the agreement is based on our credit rating from both rating agencies, Moody's and Standard & Poor's.  As a result, our interest rate on the revolving credit agreement was not affected by the Moody's downgrade in April and continued to be based on the higher Standard & Poor's credit rating.   As a result of Standard & Poor's lowering their credit rating of our unsecured debt below investment grade in October, the interest cost of our borrowings under the revolving credit agreement was increased by 10 basis points.  As of September 29, 2002, we have $40 million outstanding under the agreement.  Our revolving credit agreement matures in January 2003 and we expect to renew the agreement with our lenders in the fourth quarter of 2002 on satisfactory terms.

Equipment sale-leaseback agreement - In 2001, we entered into a sale-leaseback agreement whereby we sold certain manufacturing equipment and leased it back under an operating lease.  As a result of the Moody's downgrade in April, and the Standard and Poor's downgrade in October, we were required under the lease agreement to obtain irrevocable, unconditional standby letters of credit for $64 million.  The letters were posted to the benefit of the equipment lessor and lenders and will remain in effect until we achieve and maintain a minimum investment grade credit rating for twelve consecutive months.  If we had been unable to obtain these letters of credit, we could satisfy our obligation under the lease agreement by borrowing under our revolving credit facility and posting the proceeds as collateral.

Financial covenants - Our debt and credit agreements contain several restrictive financial covenants. Under the most restrictive provisions of these agreements, we are required to maintain a debt to capital ratio of 55 percent and a minimum net worth (as defined in the agreement) of $1.159 billion as of September 29, 2002.  As of September 29, 2002 our net worth, as defined in the agreement, was $1.209 billion.  The agreement also limits our subsidiary borrowings and sale-leaseback transactions to $200 million or less.  As of September 29, 2002, our subsidiary borrowings and sale-leaseback indebtedness was $170 million.  We are in compliance with all of the covenants and restrictions under all of our borrowing agreements as of September 29, 2002.

Cash Flows
Key elements of our cash flows are shown in the table below:	Nine Months
$ Millions	September 29 2002	September 23 2001
Net cash (used) provided by operating activities	$ 32	$ 57
Net cash used in investing activities	(34)	(25)
Net cash provided by financing activities	11	22
Effect of exchange rate changes on cash	-	(1)
Net change in cash and cash equivalents	$ 9	$ 53

Operating activities provided $32 million in cash for the first nine months of 2002 compared to $57 million in the first nine months of 2001, or a decrease of $25 million.  The decrease resulted primarily from an increase in net earnings after adjustment for non-cash items, up $28 million compared to 2001, offset by significantly higher working capital requirements, up $53 million compared to 2001.  Working capital items consumed $139 million of cash in the first nine months of 2002 compared to $86 million a year ago, resulting in a $53 million decrease in cash.  The net change in accounts payable, income taxes payable and other items provided $226 million of working capital in the first nine months of 2002 compared to 2001 but were offset by changes in net receivables and inventories of $261 million and $18 million, respectively.  Most of the increase in receivables was a result of higher sales volume in September 2002 compared to 2001 and a majority of the increase in inventory occurred in the first quarter 2002 as demand increased for our heavy-duty engine products.  During the third quarter 2002, inventories were reduced and provided $28 million in cash while net receivables increased $153 million, including $70 million repayment from the sale of receivables.

Net cash used in investing activities was $34 million in the first nine months of 2002 compared to $25 million a year ago, an increase of $9 million.  Cash flows from investing activities in the first nine months of 2001 included $137 million in proceeds from sale-leaseback transactions.  Excluding the cash flows from these transactions, net cash used in investing activities in the first nine months of 2001 was $162 million compared to $34 million in 2002, or a decrease of $128 million in cash used for investing activities.  Most of the decrease is attributable to lower capital spending, down $104 million from $158 million in 2001 to $54 million in 2002.  Capital expenditures during the first half of 2001 included significant spending for the cancelled Dakota engine program.  Capital expenditures during the third quarter of 2002 were $20 million compared to $36 million a year ago.  For the year 2002, our capital spending is estimated to be at or below $100 million, or nearly one-half of our 2001 capital spending, as a result of tight cash flow management.  Investments in and advances to our joint ventures and alliances represented a cash outflow of $26 million in the first nine months of 2002 compared to $22 million in same period a year ago.  These include both long-term investment and short-term funding for working capital needs of our joint ventures.  Cash inflows from investing activities in the first nine months of 2002 included $23 million in proceeds from the sale of a previously consolidated distributorship, $6 million in proceeds from the sale of a distributorship acquired during the second quarter ($5 million outflow for business acquisition) and $9 million of proceeds from assets sold to the newly formed marine business joint venture, Cummins Mercruiser.

Net cash provided by financing activities was $11 million in the first nine months of 2002 compared to $22 million in the first nine months of 2001.  Financing activities in the first nine months of 2001 included $291 million in proceeds from the issuance of our preferred securities in the second quarter of 2001 of which $247 million was used to repay borrowings under our short-term credit agreements during that quarter.  Our net borrowings under short-term credit agreements were $56 million during the first nine months of 2002 including $3 million of net borrowings in the third quarter.

Dividend payments on our common stock were $37 million for the first nine months of 2002 and 2001.

The net change in cash and cash equivalents for the first nine months of 2002 was an increase of $9 million compared to a $53 million net increase a year ago.  Our cash and cash equivalents at the end of the third quarter were $101 million compared to $115 million at the end of the third quarter a year ago.

Critical Accounting Policies

A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements contained in the annual report on Form 10-K for the year ended December 31, 2001.  We believe the application of these accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

The preparation of financial statements in accordance with generally accepted accounting principles requires our management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements.  Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that they believe to be reasonable under the circumstances.  In any given reporting period, actual results could differ from the estimates and assumptions used in preparing our financial statements.

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors.  We believe our critical accounting policies include those addressing the recoverability and useful lives of assets (including goodwill), estimation of liabilities for product coverage programs, income taxes and pensions and postretirement benefits.

Recoverability of Long-lived Assets

Cummins investment in engine manufacturing equipment is depreciated using a modified units-of-production method.  The cost of all other equipment is depreciated using the straight-line method.  Under the modified units-of-production method, the service life of an asset is measured in terms of units of product produced rather than the passage of time.  Depreciation expense under the modified units-of-production method is likewise measured in terms of units of product produced subject to a minimum level or floor.  The assumptions and estimates regarding asset service life, estimated residual value and units of production are based on a number of factors, including but not limited to, wear and tear, deterioration, and obsolescence.  Actual results could differ from these estimates due to changes in retirement or maintenance practices, the introduction of new technology and new products or other changes in the expected service lives of the assets.  We evaluate the carrying value of our long-lived assets by performing impairment tests whenever events or changes in circumstances indicate possible impairment.  In addition, we perform an annual impairment test for our goodwill.

Warranty Costs

Our estimates of liabilities for product coverage programs, other than product recalls, are made at the time our products are sold.  These estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ.  As a result of uncertainty surrounding the nature and frequency of product recall programs, the liability associated with such programs is recorded when the recall action is announced. Our warranty liability is affected by component failure rates, repair costs, and the time of failure, partially offset by recovery from certain of our vendors.  Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability.

Realization of Deferred Tax Assets

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

Pension and Other Post-Retirement Benefits

We sponsor a number of pension and other retirement plans in various countries.  In the U.S and the United Kingdom we have several major defined benefit plans which are separately funded.  The accounting for our pension and other post-retirement benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans.  These assumptions include a discount rate, an expected return on plan assets rate, a future compensation increase rate, and a health care cost trend rate.  In addition, there are also subjective actuarial factors such as retirement age, mortality rates and participant withdrawal assumptions.  The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, withdrawal rates, participant life span and changes in actual costs of health care.  These differences may result in a material impact to the amount of pension and other post-retirement benefit expenses that we record.  We have assumed an expected rate of return on plan assets of 10 percent in the U.S. and 8.5 percent in the U.K. during the past two years.  Due to lower market returns in the past two years, we now intend to lower our asset return assumptions to 8.5 percent in the U.S. and 8 percent in the United Kingdom.   We expect to use these return on plan asset assumptions for 2003 and will continue to review and update these assumptions on an annual basis.  In 2003, we expect our pension expense to increase approximately $30 million due primarily to reducing our expected rate of return on plan assets.

Recent declines in equity markets and interest rates have had a negative impact on our pension plan liability and the fair value of plan assets.  As a result, the fair value of plan assets is projected to be lower than the accumulated pension benefit obligation at the end of 2002.  Based on current fair values of plan assets and current interest rates as of September 30, 2002, we anticipate recording a charge of approximately $300 million to accumulated other comprehensive income, a contra shareholders' equity account, in the fourth quarter of 2002.

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146).  SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity".  Under EITF No. 94-3, a liability for exit costs was recognized at the date of an entity's commitment to an exit plan.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred.  The provisions of SFAS No. 146 are effective for exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, that are initiated after December 31, 2002.

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

Future Factors include increasing price and product competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products on a timely, cost-effective basis; the mix of products; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes, including environmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the cyclical nature of our business; the outcome of pending and future litigation and governmental proceedings; and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business.

These are representative of the Future Factors that could affect the outcome of the forward-looking statements.  In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

Item 4.  Controls and Procedures

We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our consolidated financial statements and other disclosures included in this report.  Our Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Cummins Inc. required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date that we carried out our evaluation.

PART II.  OTHER INFORMATION

Item 4.  Submission Of Matters To A Vote Of Security Holders:

None

Item 5.  Other Information:

None

Item 6.  Exhibits and Reports on Form 8-K:
(a)	Exhibits 99.1 Certificate of Tim Solso, Chairman and Chief Executive Officer of Cummins Inc. 99.2 Certificate of Tom Linebarger, Vice President and Chief Financial Officer of Cummins Inc.
(b)	Reports on Form 8-K Current Report on Form 8-K dated August 14, 2002 (Item 9) Current Report on Form 8-K dated October 25, 2002, (Item 5)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUMMINS INC.

By:    /s/Susan K. Carter                                                                                November 1, 2002
          Susan K. Carter
          Vice President - Corporate Controller
          (Principal Accounting Officer)