Form 10-K
period 2002-12-31
CUMMINS INC
filed 2003-08-04
CIK 26172

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2002

Commission File Number 1-4949

CUMMINS INC.

Indiana (State of Incorporation)	35-0257090 (IRS Employer Identification No.)
500 Jackson Street Box 3005 Columbus, Indiana 47202-3005 (Address of principal executive offices)
Telephone (812) 377-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value	New York Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates was approximately $1.4 billion at June 29, 2003.

        As of June 29, 2003 there were 41.5 million shares of $2.50 par value per share common stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

CUMMINS INC
INTRODUCTORY NOTE

        Cummins Inc. is filing this Annual Report on Form 10-K to reflect the audited consolidated financial statements for the year ended December 31, 2002 and the audited restatement of its consolidated financial statements for the years ended December 31, 2001 and 2000. The following discussion details the public disclosures we have made during this period regarding the restatement and reaudit and the subsequent delay in filing this Annual Report on Form 10-K.

  •
  On January 30, 2003, we furnished a Current Report on Form 8-K announcing a potential accounting adjustment relating to an understatement of accounts payable at one of our manufacturing locations related to the implementation of a new enterprise resource planning system.

  •
  On April 1, 2003, we filed a notification of late filing on Form 12b-25, disclosing that we were delaying the filing of our Annual Report on Form 10-K and the issuance of audited consolidated financial statements for the year ended December 31, 2002, pending resolution of the accounting adjustment.

  •
  On April 14, 2003, we issued a press release to announce that we would restate our Consolidated Financial Statements for the years ended December 31, 2001 and 2000 and that the restated financial statements would be reaudited by our independent auditors, PricewaterhouseCoopers LLP (PwC). The financial statements for the years ended December 31, 2001 and 2000 were included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 which was filed on March 13, 2002 (the "Original Filing") and were audited by Arthur Andersen LLP.

  •
  On April 17, 2003, we furnished a Current Report on Form 8-K that included our press release announcing the restatement and reaudit of our Consolidated Financial Statements for 2001 and 2000 and discussing first quarter 2003 results.

  •
  On May 12, 2003, we furnished a Current Report on Form 8-K, electing to provide, under Regulation FD, unaudited Consolidated Financial Statements for the years ended December 31, 2002 and 2001, as well as certain other financial and non-financial information. The financial information included in this filing was subject to change based on the completion of the audits for the three years ended December 31, 2002, by PwC.

  •
  On July 25, 2003, we reported second quarter 2003 earnings results and held a publicly accessible teleconference call to discuss the quarterly results. During that teleconference, we said the reaudit for the years 2001 and 2000 was substantially complete and that we expect to file our Annual Report on Form 10-K for 2002 and our Quarterly Reports on Form 10-Q for the first and second quarters of 2003 with the SEC in the near future.

        The audited Consolidated Financial Statements contained in this Annual Report supersede the unaudited Consolidated Financial Statements contained in the Current Report on Form 8-K that was filed on May 12, 2003. The Consolidated Financial Statements and financial information contained in the Original Filing have been revised to reflect the restatement adjustments described in Note 2, "Restatement of Previously Issued Financial Statements and Status of Debt Compliance" of the accompanying Consolidated Financial Statements. We do not intend to amend our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2002. As a result, the financial statements and related information contained in such reports and in the Form 8-K referenced above should no longer be relied upon.

TABLE OF CONTENTS

Part	Item		Page
		Introductory Note	2
I	1	Business	4
		Overview	4
		Competitive Strengths	4
		Business Strategy	5
		Business Segments	6
		Engine Business	7
		Power Generation Business	9
		Filtration and Other Business	10
		International Distributor Business	11
		Supply	11
		Patents and Trademarks	11
		Seasonality	11
		Largest Customer	12
		Backlog	12
		Distribution	12
		Research and Development	12
		Joint Ventures and Alliances	13
		Employment	14
		Environmental Compliance	14
	2	Properties	16
	3	Legal Proceedings	16
	4	Submission of Matters to a Vote of Security Holders	16
II	5	Market for the Registrant's Common Equity and Related Stockholder Matters	17
	6	Selected Financial Data	17
	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
	7A	Quantitative and Qualitative Disclosures About Market Risk	48
	8	Financial Statements and Supplementary Data	49
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
III	10	Directors and Executive Officers of the Registrant	51
	11	Executive Compensation	52
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
	13	Certain Relationships and Related Transactions	52
	14	Controls and Procedures	52
IV	15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	54
		Index to Financial Statements	54
		Reports on Form 8-K	54
		Signatures	110
		Index to Exhibits	111

PART I

Item 1. Business.

Overview

        Cummins Inc. is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including DaimlerChrysler, Volvo AB, PACCAR Inc., Navistar International Corporation, CNH Global N.V., Scania AB and General Electric Company.

        Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the automotive, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and fuel costs. OEM inventory levels, production schedules and work stoppages also impact our sales. Economic downturns in the markets we serve generally result in a sales reduction, which affect our profits and cash flow.

        Since 2000, the markets we serve in North America have experienced a downturn, primarily markets for heavy-duty trucks, medium-duty trucks, construction equipment and a number of consumer-driven markets, such as those for light-duty trucks. These conditions had a negative impact on the performance of our Engine Business. In addition, weak conditions in the markets served by our Power Generation Business have resulted in reduced demand and high inventory levels, which have negatively affected our performance in this segment. During the fourth quarter of 2000, the first quarter of 2001 and the second quarters of 2001 and 2002 we recorded restructuring charges as a result of the downturn in the North American heavy-duty truck market and several other end-markets. These actions were necessary in order to achieve lower production costs and improve operating efficiencies under difficult economic conditions. The charges related to the programs, included staffing reorganizations and reductions in our business segments, asset impairment write-downs for manufacturing equipment and facility closure and consolidation costs. As of December 31, 2002 all activities associated with the 2000 and 2001 restructuring actions were completed.

        In the fourth quarter 2002, we announced plans to consolidate our heavy-duty engine assembly and test operations at our Jamestown, New York engine plant. Approximately 200 positions in the heavy-duty business were eliminated as a result of the consolidation, which was completed by the end of the first quarter 2003.

Competitive Strengths

        We believe the following competitive strengths are instrumental to our success:

  •
  Leading Brands. Our product portfolio includes products marketed under the following brands, each of which holds a leading position in its respective market:

  •
  Cummins engines, electric power generation systems, components and parts;

  •
  Onan generator sets;

  •
  Newage alternators;

  •
  Fleetguard filtration systems and components;

  •
  Nelson intake and exhaust systems and components;

    •
    Kuss automotive in-tank fuel filtration;

    •
    Universal Silencer large filtration systems and silencers; and

    •
    Holset turbochargers.

  •
  Customers and Partners. To maintain technology leadership and a global presence in a cost-effective manner, we have established strategic alliances with a number of our leading customers. These partnerships provide us with a knowledge and understanding of our customers' technology and business needs, and enable us to develop products and services, which better meet their requirements at lower costs. For example, we have both customer and supplier arrangements with Komatsu, Ltd., including multiple manufacturing joint ventures and a product development joint venture through which we have partnered in the development of several engines. We are also the exclusive supplier of engines for Komatsu mining equipment. In addition, we have been the exclusive diesel engine supplier to DaimlerChrysler for its Dodge Ram truck since 1988, and our exclusivity agreement extends through model year 2007. We have long-term agreements with Volvo, PACCAR and Navistar for the supply of heavy-duty truck engines. These agreements afford us long-term price stability and eliminate certain dealer and end-user discounts. We also have multiple international joint ventures to manufacture midrange engines, including partnerships with Tata Engineering and Locomotive Company, the leading truck manufacturer in India, and Dongfeng Automotive Corporation, the second largest truck manufacturer in China.

  •
  Global Presence. We have a strong global presence including a world class distribution system, manufacturing and engineering facilities around the world and a network of global supply sources. Our worldwide presence has enabled us to take advantage of growth opportunities in international markets, with our sales outside the US growing from 39 percent of total sales in 1999 to 45 percent of total sales in 2002. In the last 45 years, we have developed a distribution and service network that includes more than 500 company-owned and independent distributor locations and 4,700 independent dealers located throughout 131 countries and territories. We also have manufacturing operations and product engineering centers around the world, with facilities in the United Kingdom (UK), Brazil, Mexico, Canada, France, Australia, China, India, South Africa and Singapore. In addition, we have developed a global network of high-quality, low-cost supply sources to support our manufacturing base.

  •
  Leading Technology. We have an established reputation for delivering high-quality, technologically advanced products. We continuously work with our customers to develop new products that improve the performance of their vehicles, equipment or systems at competitive cost levels. We are a leader in developing technologies to reduce diesel engine emissions, a key concern of our customers and regulators around the world. We were the first company to develop engines that were certified to meet new emissions standards governing heavy-duty diesel engines. These standards went into effect in the U.S. on October 1, 2002. We also developed low-emission, high-performance natural gas engines as an alternative fuel option for the on-highway, industrial and power generation markets. Our technology leadership enables us to develop integrated product solutions for the power generation and filtration markets, allowing our customers to use a single high-performance, low-cost system as opposed to multiple components from different suppliers.

Business Strategy

        The three key elements of our business strategy are as follows:

  •
  Aggressively Pursue Cost Leadership. In many of our markets, product or system cost is a critical performance parameter for our customers. To achieve cost leadership, we will continue to leverage our innovative technology, economies of scale, global presence and customer partnerships. Beginning in 2000, we launched several focused initiatives to dramatically reduce costs and lower our breakeven point:

    •
    Six Sigma. This is the cornerstone of our cost reduction effort. Since the program's inception in 2000, we have trained 1,300 "belts" who have delivered more than $400 million of savings and have substantially improved product and service quality.

    •
    Direct/Indirect Purchasing. Our cost reduction efforts in supply chain management have saved more than $315 million in the cost of purchased materials during the last four years.

    •
    Overhead Reduction. We reduced selling, administrative and research expenses by $78 million in 2001 compared to 2000, and an additional $6 million in 2002 compared to 2001.

    •
    Restructuring. Since January 1, 2000, we have closed six plants, consolidated multiple operations and reduced our global headcount by over 17 percent. These efforts resulted in savings of more than $80 million in 2002.

    We will continue to pursue cost reduction opportunities through our Six Sigma initiatives, global sourcing, consolidation of operations and product design and quality improvement.

    •
    Expand into Related Markets. We will grow in related businesses where we can use our existing investments in products or technology, leading brand names or market presence to establish a competitive advantage. We will target related markets that will offer us higher rates of growth, attractive returns and more stable cash flows through product and end market diversity. For example, we are growing our International Distributor Business through expansion of our aftermarket parts and service business by capitalizing on our global customer base. Through our Emission Solutions business, we will leverage our filtration, exhaust and engine technologies to provide integrated solutions for our customers and meet increasingly stringent emissions requirements. Our Power Generation Business is focused on increasing sales of power electronics and controls, such as transfer switches and switchgear.

    •
    Maximize Return on Capital. Return on capital, specifically return on average net assets (ROANA), is our primary measure of financial performance. Each of our business segments has ROANA targets, and we allocate capital based on segment performance against those targets.

    As a result of our intense focus on ROANA, we have been able to reduce capital spending while still funding key development programs, including the completion of a full range of emission-compliant engines. We have reduced our 2002 capital expenditure requirements over $100 million compared to capital expenditures in the previous three years. In addition, despite unprecedented weakness in most of our markets, we generated an operating profit in both 2002 and 2001.

    One of our goals is to regain an investment grade credit rating from the rating agencies. To achieve this goal, we have put significant management focus on increasing earnings, improving cash flow and reducing financial leverage. To this end, we generated $193 million in cash flow from operations in 2002.

Our Business Segments

        We operate four complementary business segments that share technology, customers, strategic partners, brands and our distribution network to gain a competitive advantage in their respective markets. With our size and global presence, we provide world-class products, service and support to our customers in a cost- effective manner. In each of our business segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support.

Engine Business

        Our Engine Business manufactures and markets a broad array of diesel and natural gas-powered engines under the Cummins brand name for the heavy and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products with displacement from 3.3 liters to 91 liters and horsepower ranging from 60 to 3,500. In addition, we provide a full range of new parts and service, as well as remanufactured parts and engines, through our extensive distribution network. Our Engine Business is our largest business segment, accounting for approximately 56 percent of total sales in 2002.

        The principal customers of our heavy and medium-duty truck engines include truck manufacturers, such as International Truck and Engine, Volvo Trucks North America, PACCAR and Freightliner, manufacturers of school, transit and shuttle buses and manufacturers of construction, agriculture and marine equipment. The principal customers of our light-duty automotive engines are DaimlerChrysler and manufacturers of RVs.

        In the markets served by our Engine Business, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are Caterpillar, Inc., Detroit Diesel Corporation, Mack Trucks, Inc. and Navistar. Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Mercedes Benz, Volvo, Renault Vehicules Industriels, Scania and Nissan Diesel Motor Co., Ltd.

        Our Engine Business organizes its engine, parts and service businesses around the following end-user focused groups:

Heavy-Duty Truck

        We manufacture a complete line of diesel engines that range from 310 horsepower to 565 horsepower serving the worldwide heavy-duty truck market. We offer the ISL, ISM, ISX and in Australia, the Signature 620 series engines, which we believe comprise the most modern product engine line in our industry. Most major heavy-duty truck manufacturers in North America offer our diesel engines as standard or optional power. In 2002, we held a 24 percent share of the engine market for North American heavy-duty trucks. We also have significant market share overseas, including Europe and Latin America, and are the market leader in Mexico, South Africa and Australia. Our largest customer for heavy-duty truck engines in 2002 was International Truck and Engine Corporation with sales to this customer representing 5 percent of our net sales in 2002.

        In order to reduce our cost structure, improve customer service and increase market share, we recently entered into long-term supply agreements with three key customers. In October 2000, we entered into a long-term agreement with Volvo Trucks North America, Inc. under which we act as its sole external engine supplier. In 2001, we entered into long-term supply agreements with PACCAR and International Truck and Engine covering our heavy-duty engine product line. These supply agreements provide long-term, stable pricing for engines and eliminate certain dealer and end-user discounts, in order to provide our customers with full responsibility for total vehicle cost and pricing. In addition, these agreements provide for joint work on engine/vehicle integration with a focus on reducing product proliferation. These efforts are expected to reduce product cost while creating enhanced value for end-users through better product quality and performance. The joint sales and service efforts also will provide better customer support at a significantly reduced cost to the partners.

Medium-Duty Truck and Bus

        We manufacture a product line of diesel engines ranging from 185 horsepower to 315 horsepower serving medium-duty and inter-city delivery truck customers worldwide. We believe that our ISB and ISC series diesel engines comprise the most advanced product line in the industry. We entered the North American medium-duty truck market in 1990 and had a 13 percent share of the market for diesel powered medium-duty trucks in 2002. We also sell our ISB and ISC series engines and engine components outside North America to medium-duty truck manufacturers in Asia, Europe and South America. Freightliner LLC, a division of DaimlerChrysler, was our largest customer in the medium-duty truck market in 2002, representing 4 percent of our net sales.

        We also offer both diesel and alternative fuel engines for school buses, transit buses and shuttle buses. We offer the ISB, ISC, ISL and ISM diesel engines for the bus markets. We also offer our B and C series engines for natural gas applications, which are focused primarily on transit and school bus markets. The demand for alternative fuel products continues to grow both domestically and internationally. Cummins Westport Inc., a joint venture formed in 2001 with Westport Innovations, Inc., offers low emission, propane and natural gas engines that are currently used in municipal transportation markets in Los Angeles, Boston, Salt Lake City and Vancouver, BC.

Light-Duty Automotive

        We are the exclusive provider of diesel engines used by DaimlerChrysler in its Dodge Ram trucks. Our relationship with DaimlerChrysler extends over 13 years, and in 2002 we shipped approximately 99,900 engines for use in Dodge Ram trucks. DaimlerChrysler was our largest customer for midrange engines in this market. In 2002, we were selected as the exclusive diesel power provider for Dodge Ram truck models through the 2007 model year.

        We are the leading manufacturer of diesel engines for use in the Class A recreational vehicle market. We hold a 30 percent share of the overall class A motorhome market, representing a 70 percent share of the market for diesel-powered recreational vehicles. Sales of diesel engines to the recreational vehicle market have increased significantly during the last five years. This indicates strong growth in the use of diesel power for these applications, as opposed to gasoline.

        In 2002, our contract with the U.S. Department of Energy to develop a light-duty automotive engine suitable for use in light pickup truck and sport utility vehicles was renewed. Prototype engines are currently undergoing test and development. We believe that we are well positioned to take advantage of the growing interest in diesel engines for use in these vehicles.

Medium and Heavy-Duty Industrial

        Our medium and heavy-duty engines power a wide variety of equipment in the construction, agricultural and marine markets throughout the world. Our major construction OEM customers are in North America, Europe, South Korea and Japan. These OEMs manufacture approximately one million pieces of equipment per year for a diverse set of applications and utilize engines from our complete product range. Agricultural OEM customers are primarily in North America, South America and Europe, serving end use markets that span the globe. In the marine markets, our joint venture, Cummins Mercruiser Diesel Marine is the market share leader in the North American recreational boat segment. Our engines are sold to both recreational and commercial boat builders, primarily in North America, Europe and Asia.

High-Horsepower Industrial

        We design, manufacture and market high-horsepower engines for mining, rail, government, oil and gas, power generation and marine applications. Our engine size ranges from 19 liters to 91 liters, representing 550 horsepower to 3,500 horsepower, and is the most modern high-horsepower product line in the industry.

        We offer a full product line for mining applications that compete in all segments from small underground mining equipment to 400-ton haul trucks. The launch of the QSK78 at MINExpo 2000 extends our mining products up to 3,500 horsepower, the largest in the mining industry. We occupy the number two position in this market. Our sales to the rail market are primarily in Europe and Asia, and we are a leader in the worldwide railcar market. With our new QSK60 and QSK78 engines, we will be able to move into a larger proportion of the locomotive and railcar markets outside North America and commercial marine markets worldwide. Government sales represent a small portion of the high-horsepower market and are primarily to defense contractors in North America and Europe. Our new high-horsepower engines allow us to offer our customers in the oil and gas business a full line of high-horsepower products.

Power Generation Business

        The Power Generation Business is our second largest business segment, representing 20 percent of our total sales in 2002. This business is one of the most integrated providers of power solutions in the world, designing and manufacturing most of the components that make up power generation systems, including loose engines, controls, alternators, transfer switches and switchgear. This business is a global provider of power generation systems and services for a diversified customer base needing self-generated or standby power. Standby power solutions are provided to customers that rely on uninterrupted sources of power and sophisticated backup power systems. Prime power customers include those in developing countries with less comprehensive electrical power infrastructures. We are also a key player in the distributed power generation market, in which generating capacity is moved closer to end-users rather than kept solely in large, centralized utility plants.

        Our power generation products are marketed under the Cummins, Onan and Newage brands, and include diesel and alternative fuel electrical generator sets for commercial and residential applications, such as office buildings, hospitals, municipalities and homes. We offer reciprocating engine based power generation systems worldwide with a power range of 2 kilowatts to 2 megawatts for either standby or prime power applications. Engines are offered with a choice of fuels, including diesel, natural gas or gasoline. Our Newage division is a leader in the alternator industry, supplying alternators up to 4 megawatts. Newage supplies its products internally as well as to other generator set assemblers.

        We also sell engines, alternators, control systems and switchgear to other generator set assemblers, and are the worldwide leader in auxiliary generator sets for RVs and diesel powered recreational marine applications. Our Power Rent business offers the rental of power equipment for both standby and prime power purposes. Our Power Generation Business also markets service contracts, whereby it sells power by the hour rather than the actual power generating equipment and provides a range of services, such as long-term maintenance contracts and turn-key power solutions.

        This business segment continuously explores emerging technologies, such as microturbines and fuel cells, and is leveraging our experience in building business partnerships to develop cost-effective and environmentally-sound power solutions.

        Our customer base for our power generation products is highly diversified, with customer groups varying based upon their power needs. General Electric is one of our largest customers of power generation products.

        This business competes on a global scale with a variety of engine manufacturers and generator set assemblers. Caterpillar remains our primary competitor as a result of its acquisition of MAK Americas Inc., Perkins Engines Inc. and FG Wilson Inc. DaimlerChrysler, through its acquisition of Detroit Diesel Corporation, and Volvo are other major engine manufacturers with a presence in the high-speed generation segment of the market. Newage competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.

Filtration and Other Business

        Our Filtration and Other Business produces filters, silencers and intake and exhaust systems under the Fleetguard, Nelson, Kuss and Universal Silencer brand names and is the largest worldwide supplier of turbochargers for commercial applications through our Holset brand. This segment manufactures filtration and exhaust systems for on-and-off highway heavy-duty equipment and is a supplier of filtration products for industrial and passenger car applications, exhaust systems for small engine equipment and silencing systems for gas turbines. In addition, we operate an emission solutions business through which we develop systems to help our customers meet increasingly stringent emissions standards. In 2002, our Filtration and Other Business segment accounted for approximately 15 percent of our net sales.

        Fleetguard is a leading designer and manufacturer of filters and filtration systems for heavy-duty equipment. Its products are produced and sold in global markets, including Europe, North America, South America, India, China, Australia and the Far East. In a recent 2002 North America on-highway truck market survey published by a leading independent market research company, Fleetguard ranked as the top brand preference for diesel engine air, oil, fuel and coolant filtration products. Nelson Industries, Inc., designs and manufactures air filtration and exhaust systems for on-and-off highway applications ranging from heavy duty equipment to small engine driven consumer applications. Together, Fleetguard and Nelson provide advanced, integrated filtration systems, including air intake and exhaust filtration, emission and noise reduction, engine filtration and mobile hydraulic filtration systems. Our Filtration and Other Business also makes products for the automotive specialty filtration market and the industrial filtration market through our Kuss subsidiary, located in Findlay, Ohio, and Universal Silencer, located in Stoughton, Wisconsin. Our Filtration and Other Business' revenue is split between first fit OEM customers (approximately 40 percent) and replacement part business (approximately 60 percent).

        Holset designs, manufactures and markets turbochargers worldwide. Holset manufacturers turbochargers in five countries and has worldwide sales and distribution. Holset provides critical technology for engines to meet worldwide emissions standards, including variable geometry turbochargers, and is the market leader in turbochargers for heavy-duty equipment. Holset's joint venture with Tata Engineering and Locomotive Company assembled and shipped its first turbochargers in 1996. A joint venture with Wuxi Littleswan Co., Ltd. in China also began production in 1996. In 1999, Holset began full production in the UK of a variable geometry turbocharger designed for truck powertrains. In 2001, Holset completed consolidation of its U.S. manufacturing facilities into one site located in Charleston, South Carolina.

        Customers of our Filtration and Other Business segment generally include truck manufacturers and other OEMs that are also customers of our Engine Business, such as Deere, and other manufacturers that use our filtration products in their product platforms, such as Harley Davidson. Our customer base for replacement filtration parts is highly fragmented, and primarily consists of various end-users of filtration systems.

        Our Filtration and Other Business competes with other manufacturers of filtration systems and components and turbochargers. Our primary competitors in these markets include Donaldson

Company, Inc., Clarcor Inc., Mann+Hummel Group, Tokyo Roki Co., Ltd. and Honeywell International.

International Distributor Business

        In the fourth quarter of 2001, we realigned our reporting structure and created the International Distributor Business as a result of the growing size and importance of the retail distribution business. In 2002, International Distributor Business sales were 9 percent of our total net sales. Our International Distributor Business consists of 17 company-owned distributors and two joint ventures that distribute the full range of our products and services to end-users at 111 locations in 50 countries and territories. Through this network, our trained personnel provide parts and service to our customers, as well as full service solutions, including maintenance contracts, engineering services and integrated products where we customize our products to cater to specific end-users. Our company-owned distributors are located in key markets, including India, China, Japan, Australia, the UK and South Africa. Our distributors also serve the dealers and end-users in their territories by providing product maintenance, repair and overhaul services.

        Our International Distributor Business serves a highly diverse customer base consisting of various end-users in the specific geographic markets in which our distributors are located.

        In our International Distributor Business, each distributor that we own or operate in a particular geographic region competes with other distributors and dealers that offer similar products within that region. In many cases, competing distributors and dealers are owned by, or affiliated with, OEMs of those competing products.

Segment Financial Information

        Financial information about our business segments is incorporated by reference from Note 17 of the Notes to Consolidated Financial Statements.

Supply

        We have developed and maintain a world class supply base in terms of technology, quality and cost. We source our materials and manufactured components from leading suppliers both domestically and internationally, and we have adequate sources of supply of raw materials and components. We machine and assemble many of the components used in our engines, including blocks, heads, rods, turbochargers, crankshafts and fuel systems. We also have arrangements with certain suppliers who are the sole source for specific products or supply items.

Patents and Trademarks

        We own or control a significant number of patents and trademarks relating to the products we manufacture. These have been granted and registered over a period of years. Although these patents and trademarks are generally considered beneficial to our operations, we do not believe any patent, group of patents, or trademark (other than our leading brand house trademarks) is considered significant in relation to our business.

Seasonality

        While individual product lines may experience modest seasonal declines in production, there is no material effect on the demand for the majority of our products on a quarterly basis. However, our Power Generation Business normally experiences seasonal declines in the first quarter of the fiscal year due to general declines in construction spending and our International Distributor Business normally experiences seasonal declines in first quarter sales due to holiday periods in Asia and Australia.

Largest Customer

        We have thousands of customers around the world and have developed long-standing business relationships with many of them. DaimlerChrysler is our largest customer, accounting for approximately 14 percent of our net sales in 2002, primarily relating to sales of our ISB engine for use in Dodge Ram trucks and sales of our heavy and medium-duty engines to the Freightliner division of DaimlerChrysler. While a significant number of our sales to DaimlerChrysler are under long-term supply agreements, these agreements provide for the supply of DaimlerChrysler's engine requirements for particular models and not a specific number of engines. DaimlerChrysler is our only customer accounting for more than 10 percent of our net sales in 2002, and accordingly, the loss of this customer or a significant decline in the production level of DaimlerChrysler vehicles that use our engines would have an adverse effect on our business, results of operations and financial condition. We have been supplying engines to DaimlerChrysler for more than 13 years. A summary of our principal customers for each of our business segments is included in the discussion of each of our segments.

Backlog

        While we have supply agreements with some truck and off-highway equipment OEMs, most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and may be canceled on reasonable notice without cancellation charges and therefore are not considered technically firm.

Distribution

        Over the last 45 years, we have developed a distribution and service network that includes more than 500 distributor locations and 4,700 dealers in 131 countries and territories. This network is comprised of independent distributors, as well as distributors that are partially or wholly owned by us. Each distributor sells the full range of our products, as well as complementary products and services. Our International Distributor Business operates within this network, operating company-owned distributors in 111 locations across 50 countries and territories.

        Our distribution capability is a key element of our business strategy and competitive position, particularly in our efforts to increase customer access to aftermarket replacement parts and repair service. There are approximately 8,900 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins trained service personnel and parts are available to service, maintain and repair our engines. We also have parts distribution centers located strategically throughout the world in order to serve our customers.

        We consolidate the financial results of all wholly-owned distributors and account for partially-owned distributors using the equity method of accounting (see Note 1 and Note 5 of the Notes to Consolidated Financial Statements).

Research and Development

        We have an extensive research and engineering program to achieve product improvements, innovations and cost reductions for our customers, as well as to satisfy legislated emissions requirements. We are nearing completion of a program to renew and extend our engine range. We have introduced a variety of concepts in the diesel industry that combine electronic controls, computing capability and information technology. We also offer alternative fuel engines for certain markets. In 2002, our research and development expenditures were $201 million. We continue to invest in technologies to meet increasingly more stringent emissions standards. For example, we have had three heavy-duty diesel truck engines certified by the EPA as in compliance with new emissions standards for heavy-duty diesel engines that went into effect in the U.S. on October 1, 2002. We were the first company to have an engine certified by the EPA as being in compliance with the new EPA standards.

Joint Ventures and Alliances

        We have manufacturing facilities worldwide, including major operations in Europe, India, Mexico and Brazil. We also have parts distribution centers strategically located in Brazil, Mexico, Australia, Singapore, China, India and Belgium to supply service parts to maintain and repair our engines. We have entered into the following joint venture agreements and alliances with business partners in various areas of the world to increase our market penetration, expand our product lines, streamline our supply chain management and develop new technologies:

  •
  Cummins India Ltd. We are the majority owner of Cummins India Ltd., which is publicly listed on the Bombay Stock Exchange. This business grew out of a partnership established in 1962 with the Kirloskar family and eventually expanded to include other local partners. Cummins India Ltd. produces midrange, heavy-duty and high-horsepower engines for the Indian and export markets.

  •
  Consolidated Diesel Company. Consolidated Diesel Company, located in the U.S. is a joint venture with CNH Global N.V. that began with Case Corporation in 1980. This partnership produces Cummins B series, C series and ISL Series engines and engine products for automotive and industrial markets in North America and Europe.

  •
  Cummins/Dongfeng Joint Venture. We partnered with Dongfeng International Ltd. in 1995 to form a joint venture in China, Dongfeng Cummins Engine Co. Ltd., for the production of our C Series engines. This joint venture produces engines for the second largest truck manufacturer in China. We have also licensed Dongfeng Automotive Corporation to manufacture Cummins B Series engines in China.

  •
  Cummins/Komatsu Arrangements. We have formed a broad relationship with Komatsu Ltd., including three joint ventures and numerous exclusive supply arrangements. Two joint ventures were formed in 1992, one to manufacture Cummins B Series engines in Japan, the other to build high-horsepower Komatsu-designed engines in the U.S. In 1997, we established a third joint venture to design next generation industrial engines in Japan.

  •
  Tata Cummins Limited. In 1992, we formed a joint venture with Tata Engineering and Locomotive Company, the largest automotive company in India and a member of the Tata group of companies. Tata Cummins Limited manufactures the Cummins B Series engine in India for use in Tata trucks.

  •
  Cummins/China National Heavy-Duty Truck Joint Venture. In 1995, we formed a joint venture with China National Heavy-duty Truck Corporation in Chongqing, China to manufacture a broad line of our heavy-duty and high-horsepower diesel engines in China.

  •
  The European Engine Alliance (EEA). The EEA was established in 1996 as a joint venture between our Company and two Fiat Group companies, Iveco N.V. (trucks and buses) and CNH Global (agricultural equipment), to develop a new generation of 4, 5 and 6-liter engines based on our 4B and 6B Series engines.

  •
  Cummins/Scania Joint Venture. We formed a joint venture with Scania in 1999 to produce fuel systems for heavy-duty diesel engines.

  •
  Cummins/Westport Joint Venture. In 2001, we formed a joint venture with Westport Innovations Inc., located in British Columbia, Canada, to develop and market low-emissions, high-performance natural gas engines for on-highway, industrial and power generation markets.

  •
  Newage/AvK/SEG Joint Venture. In 2001, Newage International Ltd., which operates within our Power Generation Business, formed a joint venture with AvK/SEG Holding GmbH & Co. KG, a

    German alternator and power electronics company, to offer a broad range of industrial alternators.

  •
  Cummins Mercruiser Diesel Marine LLC. In 2002, we formed a joint venture with Mercury Marine, a division of Brunswick Corporation, to develop, manufacture and sell recreational marine diesel products, including engines, sterndrive packages, inboard packages, instrument and controls, service systems and replacement and service parts and assemblies, complete integration systems and other related products.

        In addition to these key joint ventures and agreements, we have entered into numerous joint ventures around the world that provide engine components, such as turbochargers, alternators and filtration products. We have also entered into license agreements that provide for the manufacture and sale of our products in Turkey, China, Pakistan, South Korea, Indonesia and other countries. We will continue to evaluate joint venture and partnership opportunities in order to penetrate new markets, develop new products and generate manufacturing and operational efficiencies.

        Financial information about our investments in joint ventures and alliances is incorporated by reference from Note 5 of the Notes to Consolidated Financial Statements. Financial information about geographic areas is incorporated by reference from Note 17 of the Notes to Consolidated Financial Statements.

Employment

        As of December 31, 2002, we employed approximately 23,700 persons worldwide. Approximately 9,700 of our employees are represented by various unions under collective bargaining agreements that expire between 2003 and 2005. We believe that we have a good working relationship with our employees.

Environmental Compliance

Product Environmental Compliance

        Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our products comply with emissions standards that the U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and other state regulatory agencies, as well as other regulatory agencies around the world, have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 2003. Our ability to comply with these and future emissions standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Failure to comply with these standards could result in adverse effects on our future financial results.

EPA Engine Certifications

        In the fourth quarter 2002, we implemented new on-road emissions standards. These were implemented in accordance with the terms of a consent decree that we and a number of other engine manufacturers entered into with the EPA, the U.S. Department of Justice and CARB. The consent decree was in response to concerns raised by these agencies regarding the level of nitrogen oxide emissions (NOx) from heavy-duty diesel engines.

        EPA regulations governing our operations also establish several means for the EPA to ensure and verify compliance with emissions standards, including tests of new engines as they come off the assembly line (selective enforcement audits (SEAs)) and tests of field engines (in-use compliance tests). The EPA has used the SEA provisions for several years to verify the compliance of heavy-duty engines. In the product development process, we anticipate SEA requirements when we set emissions design targets. If we fail an SEA, we might be required to cease production of any non-compliant engines and recall engines produced prior to the audit. None of our engines was chosen for in-use compliance testing in 2003. The EPA will increase the in-use test rate in future years, and one or more of our engines may be selected.

        In 1988, the CARB promulgated a rule that requires the reporting of failures of emissions related components when the failure rate reaches a specified level. At higher failure rates, a recall may be required. In 2002, we did not submit any emissions-related component failure reports. EPA also requires the submission of defect reports. Pursuant to this requirement, we notified EPA that 811 ISB engines produced at our Darlington Engine Plant in England contained pistons produced by a supplier that are not in compliance with specifications, resulting in slightly higher particulate emissions. We have proposed a solution which is under review by the EPA.

        A second element of the consent decree requires us to pull forward by one year to January 1, 2005, the implementation of Tier 3 emissions standards for off-road engines in the horsepower range from 320 to 750 horsepower. Development is well under way for achieving this milestone for all engine families in all horsepower ranges.

        Emissions standards in international markets, including Europe and Japan, are becoming more stringent. We believe that our experience in meeting U.S. emissions standards leaves us well positioned to take advantage of opportunities in these markets as the need for emissions control capability grows.

Other Environmental Statutes and Regulations

        We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations. During the last five years, expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of annual capital outlays and are not expected to be material in 2003. Pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we have been identified as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws, at approximately 10 waste disposal sites. Under such laws, we typically are jointly and severally liable for any investigation and remediation costs incurred with respect to the sites. Therefore, our ultimate responsibility for such costs could be greater than the percentage of waste we actually contributed to the site.

        We are unable to determine the aggregate cost of remediation at these sites. However, for each site we have attempted to calculate our liability by analyzing the amounts and constituents of waste we contributed to the sites, the estimated costs for remediation at the sites, the number and identities of other PRPs and the level of our insurance coverage. At some of these sites, we will be released from liability at the site as a de minimis PRP for a nominal amount. With respect to some sites at which we have been named as a PRP, we cannot accurately estimate the future remediation costs. At several sites, the remedial action has not been determined. In other cases, we have only recently been named a PRP and we are collecting information on the site. Finally, in some cases, we believe we have no liability at the site and are actively contesting our designation as a PRP.

        Based upon our experiences at similar sites, however, we believe that our aggregate future remediation costs will not be significant. We believe that we have good defenses to liability at several of the sites while our percentage contribution at other sites is likely to be insignificant and that other PRPs will bear most of the future remediation costs at the sites where we could have liability. Because environmental laws impose joint and several liability, our liability may be based upon many factors outside our control, however, and could be material if we become obligated to pay a significant portion of expenses that would otherwise be the responsibility of other PRPs. Based upon information presently available, we believe that such an outcome is unlikely at any site for which we have been named a PRP.

Item 2. Properties.

        Our worldwide manufacturing facilities occupy approximately 15 million square feet, including approximately 9 million square feet in the U.S. Principal manufacturing facilities in the U.S. include our plants in Southern Indiana, Wisconsin, New York, Iowa, Tennessee and Minnesota, as well as an engine manufacturing facility in North Carolina, which is operated in partnership with CNH Global N. V.

        Manufacturing facilities outside of the U.S. include facilities located in the UK, Brazil, India, Mexico, Canada, France, China and Australia. In addition, engines and engine components are manufactured by joint ventures or independent licensees at plants in the UK, France, China, India, Japan, Pakistan, South Korea, Turkey and Indonesia.

Item 3. Legal Proceedings.

        We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We have also been identified as a PRP at several waste disposal sites under federal and state environmental statutes, as more fully described above under "Environmental Compliance Other Environmental Statutes and Regulations." We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure that our liability with respect to any such action or proceeding would not exceed our established accruals. Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future. The information in Item 1 "Other Environmental Statutes and Regulations" is incorporated herein by reference. See also Note 19, Contingencies, Guarantees and Indemnifications, of the Notes to Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock, par value $2.50 per share, is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "CUM". For information about the quoted market prices of our common stock, information regarding dividends paid and the number of common stock shareholders, see Note 20 of the Notes to Consolidated Financial Statements. For other matters related to our common stock and shareholders' investment, see Note 14 of the Notes to Consolidated Financial Statements.

        According to our bylaws, we are not subject to the provisions of the Indiana Control Share Act. However, we are governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the Company.

Item 6. Selected Financial Data.

        The selected financial information presented below for the three years ended December 31, 2002 was derived from our Consolidated Financial Statements and the Notes thereto, contained elsewhere in this report. The financial information for the years ended December 31, 1999 and 1998 was derived from our previously issued financial statements for those years adjusted for the impact of the restatement adjustments discussed in Note 2 of the Consolidated Financial Statements. The selected financial information should be read in conjunction with the Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

        As discussed in Note 2 of the accompanying Consolidated Financial Statements, the Consolidated Financial Statements for the years ended December 31, 2001 and 2000 have been restated. Please read Note 2 of the Consolidated Financial Statements for additional information about these restatements. The selected financial data that follows has been adjusted to reflect these restatements. We have also provided a schedule below that reconciles the previously reported financial data for 1999 and 1998 to the unaudited restated amounts.

	For the year ended December 31
		Restated	Restated	Restated	Restated
	2002	2001	2000	1999	1998
	$ Millions, except per share
Statement of Earnings data:
Net sales	$5,853	$5,681	$6,597	$6,639	$6,266
Special charges	—	—	—	—	92
Gross margin	1,045	1,013	1,267	1,392	1,243
Restructuring, asset impairment and other charges (credits)	(8)	126	154	56	118
Loss on early extinguishment of debt	8	—	—	—	—
Interest expense	61	77	87	75	72
Dividends on preferred securities	21	11	—	—	—
Cumulative effect of change in accounting principle, net of tax	3	—	—	—	—
Net earnings (loss)	$82	$(103)	$14	$132	$(23)
For the year ending December 31:
Net earnings (loss) per share:
Basic	$2.13	$(2.70)	$.35	$3.41	$(.59)
Diluted	2.13	(2.70)	.35	3.41	(.59)
Dividends declared per share	1.20	1.20	1.20	1.125	1.10
Statement of Financial Position data as of December 31:
Total assets	$4,837	$4,311	$4,500	$4,697	$4,542
Long-term debt	999	915	1,032	1,092	1,137
Mandatorily redeemable preferred securities	291	291	—	—	—

        See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for a discussion of Restructuring, asset impairment and other charges (credits), Loss on early extinguishment of debt and the Cumulative effect of a change in accounting principle.

Reconciliation of 1999 and 1998 restated and unaudited selected financial data

        The following schedule reconciles previously reported net earnings (loss) for 1999 and 1998 to restated net earnings (loss) for the same periods and presents a summary of the restatement adjustments applicable to those years that were identified during the restatement and reaudit process for our Consolidated Financial Statements for the years 2002, 2001 and 2000. A description of the restatement adjustments and the impact of the adjustments on the Consolidated Financial Statements for 2002, 2001, 2000 and years prior to 2000 is presented in Note 2 of the Consolidated Financial Statements.

	Restated
For the year ending December 31
	1999(a)	1998
	$ Millions
Increase (decrease) in net earnings (loss)
Net earnings (loss)—as previously reported	$160	$(21)
Net adjustments (pre tax):
Manufacturing location adjustments	(12)	(2)
Items now recorded in period of occurrence	(30)	(8)
Other adjustments:
Accrual and reserve measurements	1	7
GAAP application adjustments	(5)	—
Restructuring adjustments	11	—
Other, net	(1)	—

Total net adjustments (pre tax)	(36)	(3)
Tax effect of adjustments	8	1

Total net adjustments, net of tax	(28)	(2)

Net earnings (loss)—as restated	$132	$(23)

        (a)   The 1999 restatement adjustment amounts include items recorded in 1999 that were known to have occurred prior to January 1, 2000 but could not be associated with a specific period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Restatement of Previously-Issued Financial Statements

        The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 7 has been revised to reflect the restatement of the Company's Consolidated Financial Statements for the years 2001 and 2000 and certain events occurring subsequent to the original due date for filing this 2002 Annual Report on Form 10-K. In addition, we have updated our disclosure with respect to recently issued accounting standards.

        On April 14, 2003, we announced that we had determined that our previously issued financial statements for the years ended December 31, 2000 and 2001 would require restatement and reaudit. The restatement was necessary to correct prior period accounting errors related primarily to unreconciled accounts payable accounts at two of our manufacturing locations, the majority of which were associated with the integration of a new enterprise resource planning system into our accounting processes. We were required to have these restated financial statements audited by our current auditors, since Arthur Andersen LLP, our predecessor auditor for the years subject to restatement, had ceased operations.

        The restatement and reaudit of our financial statements included a comprehensive review of the accounting records underlying our financial statements for the related periods. The accompanying financial statements reflect adjustments made to our previously reported information as a result of this comprehensive review and the work performed during the restatement and reaudit process in order to correct accounting errors primarily associated with the period of accounting recognition. We have segregated these adjustments into the following categories:

  1.
  Adjustments stemming from the unreconciled accounts at our manufacturing locations referred to above. These errors resulted from deficiencies in our control processes to identify and resolve the reconciliation issues in a timely manner.

  2.
  Adjustments related to the correction of accounting errors previously recorded in the period management identified the error. Generally Accepted Accounting Principles (GAAP) and SAB 99 permit these types of adjustments to be recorded in the period errors are identified to the extent they are not deemed material for purposes of restating prior period financial statements. The most significant items in this category are related to the reconciliation of certain intercompany accounts and other clearing or suspense accounts associated with receivables, accounts payable and accrued payroll. As a result of the restatement, management has now reflected these items in the periods to which they relate.

  3.
  Other adjustments to correct errors were identified during the restatement process and have been categorized and summarized as follows:

  a.
  Revisions to various accounts (primarily reserve and accrual accounts) that relate to significant estimates, uncertainties and judgments where the original amount was either calculated incorrectly or documentation directly supporting the original amount could not be located. The most significant items in this category include adjustments to obligations associated with marketing programs, inventory overhead cost capitalization and product liability reserves.

  b.
  Adjustments to certain accounts to achieve proper and consistent application of GAAP throughout our organization. For example, this category includes adjustments for liabilities or reserves not recorded by certain of our locations that are required by US GAAP. The most significant item in this category relates to the omission of an accrual for long-term variable incentive compensation in 2001. This category also includes adjustments related to the calculation of expense for certain non-US subsidiary defined benefit pension plans in accordance with US GAAP.

  c.
  Corrections to previously reported restructuring charges. These adjustments primarily relate to the timing of when certain charges were accrued or when excess reserves were reversed into earnings as a result of changes in estimates for restructuring actions. Approximately half of the adjustments to our charges related to timing of recognition of certain employee related costs in one restructuring action. US GAAP requires that these costs be accrued only after a specific announcement to employees. At one plant location, we accrued certain costs after management made the decision to terminate employees but prior to an announcement meeting the specificity required by US GAAP. With regard to the excess reserve adjustments, we previously reversed excess restructuring reserves at the time the associated restructuring plan was substantially complete. The adjustment was made to reverse the reserve in the period in which it was determined to be in excess, as required under US GAAP.

    d.
    Other revisions to the financial statements, each of which impacted income by less than $.8 million, net of tax, less than $1 million pre-tax.

        The following tables show the effect of the restatement adjustments on our previously issued financial statements:

Increase (decrease) in net earnings ($ millions):	2002(a)	Restated 2001	Restated 2000		Pre-2000	Total
Net earnings (loss)—as previously reported	$72	$(102)		$8
Net adjustments (pre tax):
1. Manufacturing location adjustments(b)	(8)	(1)		(4)	$(13)	$(26)
2. Items now recorded in period of occurrence	20	5		23	(51)	(3)
3. Other adjustments:
a. Accrual and reserve measurements	(8)	(1)		(5)	15	1
b. GAAP application adjustments	17	(4)		(5)	(8)	—
c. Restructuring adjustments	(7)	(1)		(3)	11	—
d. Other, net	—	(1)		(1)	(2)	(4)

Total net adjustments (pre tax)	14	(3)		5	(48)	(32)
Tax effect	(4)	2		1	11	10

Total adjustments, net of tax	10	(1)		6	$(37)	$(22)
Net earnings (loss)—as restated	$82	$(103)		$14

Basic and diluted earnings per share—as previously reported	$1.87	$(2.66)	$	..20
Effect of restatement adjustments	.26	(.04)		.15

Basic and diluted earnings per share—as restated	$2.13	$(2.70)		$.35

Summary of net expense adjustments by Statements of Earnings caption—increase (decrease) to net earnings (loss):
Cost of goods sold	$12	$(8)		$8
Selling and administrative expenses	1	7		3
Research and engineering expenses	2	—		(2)
Joint ventures and alliances income	—	—		(2)
Restructuring, asset impairment and other charges	(6)	(1)		6
Interest expense	2	(1)		(1)
Other income (expense), net	2	—		(7)
Minority interests	1	—		—

Total net adjustments (pre tax)	$14	$(3)		$5

(a)
This column shows the impact of the adjustments in 2002. Previously reported net income for 2002 represents the unaudited results that were included in the Form 8-K furnished on May 12, 2003. The changes in Statements of Earnings captions are computed as changes from the related unaudited Statements of Earnings amounts included in that Form 8-K.

(b)
Amount includes $4 million of reconciling items written off in the fourth quarter of 2002 that could not be associated with a specific period.

Change in shareholders' investment ($ millions):
Shareholders' investment at December 31, 2001—as previously reported	$1,025
Cumulative net decrease in net earnings—pre 2000	(37)
Net increase in net earnings—2000	6
Net decrease in net earnings—2001	(1)
Reclassification of employee receivables related to stock purchases(a)	(12)
Cumulative net change in comprehensive income	1
Other	1

Shareholders' investment as of December 31, 2001—as restated	$983

(a)
This item was previously reflected in our Statements of Financial Position as a non current receivable.

Change in 2001 Statement of Financial Position ($ in millions)	As Reported	As Restated
Current assets	$1,635	$1,621
Non current assets	2,700	2,690
Current liabilities	970	1,064
Non current liabilities	2,049	1,973
Shareholders' investment	1,025	983

        As a result of the restatement and reaudit, we delayed the filing of this Annual Report on Form 10-K for the year ended December 31, 2002, and our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, with the Securities and Exchange Commission (SEC). As previously disclosed, the delay in filing resulted in a breach of a requirement for timely satisfaction of SEC filing obligations under several of our credit agreements, the most significant of which are discussed below. A majority of our long-term debt is governed by three Indenture agreements summarized as follows:

  •
  A November 20, 2002 Indenture between the Company and BNY Midwest Trust Company as trustee for $250 million in 9.5% senior notes;

  •
  A June 18, 2001 Indenture between the Company and BNY Midwest Trust Company as trustee for $300 million in 7% convertible preferred securities; and,

  •
  A March 1, 1986 Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) for four series of securities with an aggregate value of $765 million.

        Under each of the Indentures, we are required to deliver to the respective Trustees a copy of our Annual Report on Form 10-K within specified periods of time after such filings are due (March 31, 2003). The breach caused by the delay in filing our Annual Report on Form 10-K gave certain rights to the Trustees and debt holders under the Indentures to accelerate maturity of our indebtedness if they give us notice and we do not cure the breach within 60 days. However, neither the Trustees nor the respective debt holders have given us such notice. As a result, we continue to classify our debt as long-term in the Consolidated Statements of Financial Position.

        In connection with the 2002 Indenture, we agreed to file an exchange offer registration statement with the SEC and complete that offer no later than May 19, 2003. As a result of the delay in filing our Annual Report on Form 10-K with the SEC, we were unable to complete the exchange offer and became contractually obligated to pay an additional 0.25% per annum interest on the notes issued under that Indenture. For each 90-day delay in the completion of the exchange offer, the interest rate on the notes will increase by an additional 0.25% per annum up to a 1% maximum increase until such time as the exchange offer is completed.

        In connection with the 2001 Indenture governing the issue of our 7% convertible preferred securities, we exercised our right to suspend the use of the resale prospectus, which is part of a shelf registration statement that we had filed and had declared effective to permit the resale of these securities, pending the filing of our Annual Report on Form 10-K with the SEC. Effective March 31, 2003, this suspension resulted in an increase of 0.5% per annum in the dividend rate borne by these securities, which we will continue to pay until we permit the resale prospectus to be used after the filing of our Annual Report on Form 10-K.

        In November 2002, we entered into a new credit facility agreement that provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. The agreement requires that we annually deliver audited financial statements to the lenders within a specified period of time. As a result of the restatement and reaudit process, we received a waiver from our lenders through November 30, 2003 of any breach due to a delay in the delivery of our audited financial statements. There were no amounts outstanding under this facility at December 31, 2002.

        By filing this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter ended March 30, 2003, with the SEC and by delivering a copy of these filings to the Trustees of the Indentures and to our lender under the credit facility agreement, we will cure the noncompliance under the abovementioned Indentures and comply with the terms of the credit facility agreement. We expect to satisfy our registration obligations relating to the 2002 and 2001 Indentures in the near term, following which the incremental interest and dividend payments will be discontinued.

Overview

        Our net earnings for 2002 were $82 million, or $2.13 per share, on sales of $5.85 billion, compared to a net loss of $103 million or ($2.70) per share on sales of $5.68 billion for the prior year. Results for 2002, however, included a pre-tax credit of $8 million for costs associated with restructuring actions, an $8 million pre-tax charge related to early extinguishment of debt and a $3 million after-tax credit for the cumulative effect of a change in accounting principle. Net earnings for 2002 also reflect a one-time $57 million favorable tax adjustment related to the settlement of income tax audits for the years 1994 through 1999. In comparison, our 2001 loss of $103 million included a net after tax charge of $84 million related to restructuring actions. In 2000, our net earnings were $14 million, or $0.35 per share, on sales of $6.60 billion and also included a net after tax charge of $100 million for restructuring actions.

        As reported, earnings before interest and taxes in 2002 were $139 million, or 2.4 percent of sales, excluding the effect of restructuring actions and early extinguishment of debt. In comparison, earnings before interest and taxes, excluding the effects of restructuring actions in 2001 and 2000, were $82 million, or 1.4 percent of sales, and $249 million, or 3.8 percent of sales, respectively.

Net Sales

        The table below sets forth net sales for each of our key business segments during the last three years:

	2002	2001	2000
	$ Millions
Engine	$3,435	$3,121	$4,050
Power Generation	1,226	1,422	1,395
Filtration and Other	951	889	902
International Distributor	574	562	555
Elimination of intersegment sales	(333)	(313)	(305)

	$5,853	$5,681	$6,597

        Sales increased in all of our business segments during 2002 compared to 2001 with the exception of our Power Generation Business. Sales of our Engine Business increased $314 million, or 10 percent, primarily reflecting strong demand in the heavy-duty truck sector in advance of the October 1, 2002 EPA emissions deadline and higher sales for the Dodge Ram truck. Power Generation sales were $1,226 million, down $196 million, or 14 percent compared to the prior year, as a result of lower demand from slow economic activity. Sales in the Filtration and Other Business were $951 million, up $62 million or 7 percent year-over-year, reflecting demand improvement and increased market penetration. In our International Distributor Business, sales increased $12 million, or 2 percent, compared to 2001, primarily due to increased business at our distributors in Australia and Asia.

        Net sales for 2001 were $5.68 billion, $916 million lower than 2000. The decrease was primarily due to lower engine sales, down $929 million, or 23 percent as a result of reduced shipments to North American OEMs which were affected by the sharp downturn in the North American automotive industry and construction markets.

Gross Margin

        Our gross margin was $1.05 billion in 2002, $1.01 billion in 2001 and $1.27 billion in 2000 with related gross margin percent of net sales of 17.9 percent, 17.8 percent, and 19.2 percent, respectively. Compared to the prior year, gross margin in 2002 was relatively flat on a net sales increase of $172 million, reflecting changes in sales mix as we transitioned from mature engines to new engines where margins are typically lower at introduction. In addition, our margins were also affected by lower fixed cost absorption in our Power Generation business due to a significant sales decline as a result of weak power generation demand. Product coverage costs were flat year over year at 3.4 percent in 2002 and 2001. The most significant factors affecting the decline in gross margin and gross margin percentage from 2000 to 2001 was lower absorption of fixed manufacturing costs in our Engine Business as a result of declining sales volume. In addition, gross margin was also impacted by changes in sales mix partially offset by our cost reduction efforts and lower product coverage costs, 3.4 percent in 2001 compared to 4.1 percent in 2000.

Selling and Administrative Expenses

        Selling and administrative expenses were $736 million in 2002, an increase of $15 million, or 2 percent, compared to spending levels a year ago. The increase in selling and administrative expenses year-over-year is primarily a result of volume variable expenditures, funding of focused growth initiatives and higher variable compensation expense due to improved earnings, partially offset by cost reduction actions.

        Selling and administrative expenses in 2001 were $721 million, down $52 million or 7 percent compared to 2000 expenses. A majority of the decrease resulted from our cost reduction efforts, including benefits of restructuring actions and lower spending across all of our business segments.

Research and Engineering Expenses

        Research and engineering expenses in 2002 were $201 million, a decrease of $19 million or 9 percent, compared to 2001 expenses. Overall, research and engineering expenses were lower due to cancellation of a major engine development program in the second quarter of 2001 and other cost reduction actions, partially offset by higher engineering costs related to the development of our 2002 emissions products.

        Research and engineering expenses in 2001 were $220 million, down $26 million, or 11 percent, compared to 2000. The decline is primarily a result of on-going cost reduction efforts and the discontinuance of a new engine development program.

Income from Joint Ventures and Alliances

        Our income from joint ventures and alliances was $22 million in 2002, compared to $10 million of income in 2001. The increase is primarily attributable to improved earnings across most of our joint ventures, particularly our joint ventures with China National Heavy-duty Truck Corporation in Chongqing, which manufactures heavy-duty and high-horsepower diesel engines and Dongfeng Motors, which manufactures our B and C Series midrange engines. Earnings at our partially owned distributor locations in North America and our new marine joint venture, Cummins Mercruiser, also contributed to the increase in 2002.

        Earnings from joint ventures and alliances were $10 million in 2001 compared to $7 million in 2000. The increase in income is attributable to improved earnings from our joint ventures in China offset by lower earnings from our joint venture with Komatsu.

Restructuring Actions

        We have continued a restructuring program initiated in 1998 to improve the Company's cost structure. During 2002, we recorded a net $8 million credit related to restructuring actions comprised of a net $2 million charge in the second quarter and a reversal of $10 million of excess restructuring accruals in the fourth quarter. The second quarter charge of $2 million was comprised of a $16 million charge for restructuring actions taken that quarter reduced by $14 million of reversals. The second and fourth quarter reversals included 2001 and 2000 restructuring actions that were realigned or cancelled and the fourth quarter reversal included $3 million from a charge originally recorded in 2000 and a $1 million reversal of the 2002 accrual.

        During 2001 and 2000, we recorded restructuring charges of $126 million and $154 million, respectively, that were directly related to the downturn in the North American heavy-duty truck market and several other end-markets. These actions were necessary to achieve lower production costs, improve operating efficiencies, and enhance management effectiveness under difficult economic conditions. The charges included staffing reorganizations and reductions in various business segments, asset impairment write-downs for manufacturing equipment, facility closure and consolidation costs, cancellation of a new engine development program and other exit costs related to small business operations.

        Note 7 of the Consolidated Financial Statements includes schedules that present by major cost component and by year of expense, activities related to restructuring actions for the years 2000 through 2002, including adjustments to the original charges. As of December 31, 2002 all activities associated with our 2001 and 2000 restructuring actions are completed. A discussion of our restructuring actions during this period follows:

2002 Restructuring Actions

        In the second quarter 2002, we announced further restructuring actions precipitated by weak market conditions, related primarily to our Engine and Power Generation Businesses and recorded additional restructuring charges of $16 million. The charges included $11 million attributable to workforce reduction actions, $3 million for asset impairments and $2 million related to facility closures and consolidations. Of this charge, $5 million was associated with our Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

        The charges included severance costs and related benefits of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. These actions reflect overall reductions in staffing levels due to closing operations and moving production to available capacity. As of December 31, 2002 approximately 200 salaried and 350 hourly employees had been separated or terminated under this plan. The asset impairment charge relates to equipment available for disposal. The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant. In the fourth quarter 2002, the number and mix of employees that were terminated under this plan differed from our original estimate. As a result, we reversed approximately $1 million of severance costs and related benefits to income.

        During 2002, we paid approximately $10 million in liabilities related to this action. As of December 31, 2002, $2 million remained in accrued liabilities for this plan. The majority of this restructuring action was completed by the end of the first quarter 2003 and we expect to complete the remainder by the end of 2003.

        This action is expected to generate approximately $13 million in annual savings. For the year ended December 31, 2002, approximately $6 million in savings was recognized in cost of goods sold.

2001 Restructuring Actions

        In the first half of 2001, primarily as a result of the continuing downturn in the North American heavy-duty truck market and several other end-markets, we announced further restructuring actions and recorded restructuring charges of $128 million, most of which was recorded in the second quarter. The charges included $18 million attributable to workforce reduction actions, $68 million for asset impairment and $42 million related to cancellation of capital and tooling equipment purchase commitments. In addition we recorded other charges of $1 million attributed to the divestiture of a small business operation. These charges were reduced by a $3 million reversal of excess 2000 restructuring accruals. Of the net $126 million charge, $113 million was associated with the Engine Business, $8 million with the Power Generation Business, $4 million with the Filtration and Other Business and $1 million with the International Distributor Business.

        The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation. The charges included severance costs and related benefits of terminating approximately 500 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. All employees affected by this workforce reduction plan and the subsequent fourth quarter 2001 realignment plan were terminated by the end of the fourth quarter of 2002.

        The asset impairment charge and the charges for cancelled purchased commitments were for equipment, tooling and related investment supporting a new engine development program that was cancelled in the second quarter of 2001. The charges included the investment in manufacturing equipment previously capitalized and cancellation charges for capital and tooling purchase commitments. The charge was reduced by the estimated salvage value related to the planned equipment disposals. During 2002, we recovered $9 million of salvage proceeds on planned equipment disposals, of which $6 million was in excess of previously estimated recoveries and was reversed against the original restructuring charge. In the fourth quarter 2002, we transferred $3 million of previously impaired manufacturing equipment to a US plant as a result of consolidating our ISX assembly and realigned our workforce reduction plan. These actions resulted in the reversal of an additional $12 million in excess charges related to this plan.

        During 2002, we paid approximately $9 million related to liabilities under this plan. As of December 31, 2002 approximately 511 salaried and 540 hourly employees have been separated or terminated under the workforce reduction actions of this plan. The Company has completed this restructuring action as of December 31, 2002.

        For the year ending December 31, 2002, we recognized approximately $24 million in savings under this plan comprised of $14 million in cost of goods sold, $7 million in selling and administrative expenses and $3 million in research and engineering expenses.

2000 Restructuring Actions

        During the fourth quarter of 2000, we announced restructuring plans primarily in response to the downturn in the North American heavy-duty truck market and several other end-markets where our shipments had declined 35 percent from 1999 and recorded a $138 million restructuring charge. The charges included workforce reduction costs of $39 million, $88 million for asset impairments (including $30 million for internally developed software) and $11 million associated with exit costs to close or consolidate a number of small business operations. In addition, we recorded $13 million of other charges related to asset impairments not associated with the restructuring actions ($10 million for investments and $3 million for intangibles). In addition to the 2000 restructuring charge, we recorded a net $3 million charge related to prior years restructuring actions. Of these amounts, $125 million was associated with our Engine Business, $18 million with our Power Generation Business and $11 million with our Filtration and Other Business.

        The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation. The charges included severance and benefit costs of terminating approximately 500 salaried and 630 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. In the fourth quarter 2001, we realigned our workforce reduction plan and reallocated $2 million of excess liabilities for termination benefits to workforce reduction actions committed to during that quarter. All employees affected by this workforce reduction plan were separated or terminated by June 30, 2002 and all remaining severance costs and related benefits under this action were paid by December 31, 2002. Approximately 560 salaried and 380 hourly employees were affected by the workforce reduction actions of this plan.

        The asset impairment charge of $88 million was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Approximately $30 million of the charge consisted of capitalized software-in-process related to manufacturing, financial and administrative information technology programs that were cancelled during program development and prior to implementation. The remaining $58 million included $38 million for engine assembly and fuel system manufacturing equipment to be disposed of upon closure or consolidation of production operations. The equipment was expected to continue in use and be depreciated for approximately two years from the date of the charge until closure or consolidation. The expected recovery value of the equipment was based on estimated salvage value and was excluded from the impairment charge. The charge also included $11 million for equipment available for disposal, $6 million for properties available for disposal, and $3 million for intangibles. The carrying value of assets held for disposal and the effect of suspending depreciation on these assets was not significant.

        In the second quarter 2002, we cancelled plans to close a filtration manufacturing plant ($1 million), transferred $2 million of previously impaired power generation equipment slated for disposal to a foreign operation, realigned our workforce reduction plan ($1 million) and settled legal claims from a previous disposal action for less than originally estimated ($2 million). These actions resulted in a reversal of $6 million in excess charges related to this plan. In the fourth quarter of 2002, we moved our ISX assembly to another US plant which reduced the need for a previous accrual. As a result of this action, asset removal costs previously provided for at the two production facilities were no longer needed and $2 million in excess charges related to this plan were reversed.

        During 2002, we paid approximately $12 million related to liabilities under this plan. As of December 31, 2002, all activities associated with this restructuring plan are completed.

        For the year ending December 31, 2002, we recognized approximately $60 million in savings under this plan comprised of $46 million in cost of goods sold, $12 million in selling, general and administrative expenses and $2 million in research and engineering expenses.

Interest Expense

        Interest expense was $61 million in 2002 compared to $77 million in 2001, a decrease of $16 million. Lower borrowings as a result of our preferred securities issuance in 2001 and lower interest rates accounted for a majority of the decrease. Interest expense in 2001 was $10 million lower than 2000, primarily from the issuance of the preferred securities in July 2001 and reduced debt levels. Cash payments of interest for 2002, 2001 and 2000 were $52 million, $80 million and $88 million, respectively and are disclosed separately in the Consolidated Statements of Cash Flows.

Loss on Early Retirement of Debt

        In November 2002 we elected to repay all of the outstanding 5.61% notes due 2010 issued by our Employee Stock Ownership Plan (ESOP) trust. The election to redeem the notes early was a result of a covenant conflict with our new revolving credit facility that we entered into in November. The aggregate redemption price for the notes was approximately $51 million, plus redemption premiums of $8 million and accrued interest of approximately $1 million. The $8 million redemption premium is classified in our Consolidated Statements of Earnings as "Loss on early retirement of debt."

Other Income and Expense

        Other income and expense was a net $9 million of income in 2002 compared to net expense of $0 million in 2001. A majority of the increase is a result of the discontinuance of goodwill amortization in accordance with a newly adopted accounting standard (see Note 6 of the Notes to Consolidated Financial Statements). Other income and expense in 2000 was a net $6 million expense compared to net expense of $0 million in 2001. Other income and expense includes several transactions comprising foreign currency exchange, interest income, royalty income and other miscellaneous items. The major components of other income and expense are segregated between operating items and non-operating items and are disclosed in Note 15 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes

        Our income tax provision in 2002 was a benefit of $38 million, including a one-time favorable tax adjustment credit of $57 million related to the settlement during 2002 of the U.S. Internal Revenue Service income tax audits for the tax years 1994 through 1999. In addition, our effective income tax rate on operations in all years 2002 through 2000 was less than the 35 percent U.S. corporate income tax rate because of reduced taxes on export sales, research tax credits and (in 2002 and 2001) dividends on preferred securities, which are deductible as interest expense for federal tax purposes. The 2002 effective tax rates were 34 percent for restructuring credits and 35 percent for early retirement of debt charges. The effective tax rate on restructuring charges in 2001 was 33 percent and in 2000 was 35 percent. Note 12 of the Consolidated Financial Statements includes a more complete disclosure of our income taxes. The amount of income taxes paid in 2002 and 2001 was $30 million and $20 million, respectively, and is disclosed in our Consolidated Statements of Cash Flows.

Minority Interest

        Minority interest in income of our consolidated operations was $16 million in 2002 compared to $15 million in 2001 and $14 million in 2000. The increase over 2001 and 2000 is primarily from higher earnings due minority partners as a result of improved earnings in the operating results of Cummins India Limited and Wuxi Holset Ltd.

Dividends on Preferred Securities

        Dividends on our preferred securities were $21 million in 2002 compared to $11 million in 2001. Our preferred securities were issued in June 2001 and results for that year include dividend payments for the last two quarters while 2002 results include a full year of dividend payments. Effective July 1, 2003 dividends on our preferred securities will be prospectively classified as interest expense in accordance with a new accounting standard issued by the Financial Accounting Standards Board (see Recently Issued Accounting Pronouncements—SFAS No. 150).

Cumulative Effect of a Change in Accounting Principle

        During the fourth quarter of 2002, we changed the measurement date for measuring our return on pension plan investments and our minimum liability for pension obligations from September 30 to November 30. This change in measurement date aligns more closely with the date of our financial statements and we believe provides a more current measurement of plan assets and obligations than previously presented. The impact of this change is reported in our Consolidated Statements of Earnings as a change in accounting principle. The cumulative after-tax effect of the change was a $3 million credit, or $0.07 per share, recorded as of January 1, 2002. The effect of this accounting change on 2002 net earnings was not significant.

Net Earnings

        Net earnings for the year ending 2002 were $82 million, or $2.13 per share, compared to a net loss of $103 million or ($2.70) per share in 2001 and net earnings of $14 million, or $0.35 per share in 2000. Net earnings for 2002 included a pre-tax credit of $8 million for excess restructuring accruals, an $8 million pre-tax loss on early retirement of debt, and a $3 million net-of-tax credit for the cumulative effect of a change in accounting for pensions. Also reflected in 2002 net earnings is a one-time $57 million favorable tax adjustment related to settlement of U.S. Internal Revenue Service income tax audits for the years 1994 through 1999. In comparison, our 2001 loss of $103 million included a net after tax charge of $84 million related to restructuring actions and our 2000 net earnings of $14 million included a net after tax charge of $100 million for restructuring actions.

        As reported, earnings before interest and taxes in 2002, excluding the effect of restructuring and the loss on early extinguishment of debt, were $139 million, or 2.4 percent of sales. In comparison, earnings before interest and taxes in 2001 and 2000, excluding the effects of restructuring actions, were $82 million, or 1.4 percent of sales, and $249 million, or 3.8 percent of sales, respectively.

        A majority of the increase in earnings before interest and taxes in 2002 compared to 2001 is attributable to higher sales volume and improved overhead absorption at our manufacturing plants, earnings improvement in our Filtration and Other Business, improved earnings at our joint ventures and alliances and the discontinuance of goodwill amortization, offset by lower earnings in our Power Generation Business. The most significant factor effecting the decrease in earnings before interest and taxes in 2001 compared to 2000 were lower gross margins in our Engine Business resulting from underabsorption of manufacturing costs due to declining sales volume and changes in sales mix partially offset by cost reduction efforts and lower product coverage costs. In addition, earnings in our Filtration and Other Business were lower reflecting reduced sales for OEM truck and construction products.

Business Segment Results

Engine Business

        The revenues and operating income for the Engine Business segment for the three years ended December 31, 2002 were as follows:

	2002	2001	2000
	$ Millions
Net Sales	$3,435	$3,121	$4,050
Earnings (loss) before interest, income taxes and restructuring and other charges (credits)	37	(95)	34
Restructuring and other charges (credits)	(12)	113	125

Earnings (loss) before interest and income taxes	$49	$(208)	$(91)

        Total net sales for our Engine Business were $3.44 billion in 2002 compared to $3.12 billion in 2001, an increase of $314 million, or 10 percent, primarily due to strong sales of our Dodge Ram truck engine and an upturn in heavy-duty OEM engine shipments prior to the October 1 new emissions standards. Net sales in 2001 were down $929 million, or 23 percent, when compared to net sales in 2000, due primarily to the downturn experienced in the North American trucking industry characterized by high inventory levels of new and used trucks.

        A summary of net sales for the Engine Business by market follows:

	2002	2001	2000
	$ Millions
Heavy-Duty Truck	$1,069	$940	$1,444
Medium-Duty Truck and Bus	599	577	662
Light-Duty Automotive	781	576	830
Industrial	743	748	873
High-Horsepower industrial	243	280	241

	$3,435	$3,121	$4,050

        The Engine Business shipped 308,200 units in 2002, an increase of 24,000 units, or 8 percent, compared to 284,200 units shipped in 2001. Engine unit shipments were down 108,500 units in 2001, or 28 percent lower than unit shipments in 2000. A summary unit shipments for the Engine Business by engine category follows:

Unit shipments	2002	2001	2000
Mid-Range	251,100	231,900	302,400
Heavy-Duty	53,600	48,200	86,300
High-Horsepower	3,500	4,100	4,000

	308,200	284,200	392,700

Heavy-Duty Truck

        Sales to the heavy-duty truck market were $1.07 billion in 2002, up $129 million, or 14 percent, compared to sales in 2001. The increase primarily reflects an upturn in North American OEM engine shipments in response to accelerated purchases prior to the October 1, 2002 effective date of the new EPA emissions standards. Unit shipments of our heavy-duty truck engines in 2002 were 43,400 units compared to 37,900 units in 2001, an increase of 15 percent year-over-year. Sales to the heavy-duty international truck market were relatively flat compared to 2001. Shipments of our heavy-duty ISX truck engine more than doubled compared to the prior year. Sales of heavy-duty truck engines in 2001 were 35 percent lower than 2000 reflecting the downturn in the North American trucking industry.

Medium-Duty Truck and Bus

        Medium-duty truck and bus revenues increased $22 million, or 4 percent, above sales levels a year ago reflecting a slight increase in demand as a result of the October 1, 2002 emissions standards. Unit shipments to the North American medium-duty truck market were down 24 percent compared to a year ago. Medium-duty shipments to international markets increased 10 percent, primarily in Asia. Bus engine sales declined 8 percent globally while total unit shipments were down 11 percent, primarily to international customers as shipments to North American OEMs declined 3 percent compared to 2001.

        Sales to the medium-duty truck and bus market in 2001 were $85 million lower, or 13 percent below 2000 sales, primarily reflecting lower demand due to deteriorating market conditions in the North American truck industry.

Light-Duty Automotive

        Revenues from our light-duty automotive market increased $205 million, or 36 percent, compared to 2001 revenues. Total unit shipments were up 27 percent compared to the prior year, with the increase evenly distributed between shipments to DaimlerChrysler and shipments to OEMs in the North American RV market. Shipments of our ISB engine to DaimlerChrysler for the Dodge Ram truck were 99,900 units in 2002, an increase of 23,700 units, or 31 percent higher than a year ago, primarily driven by the introduction of the new Dodge Ram truck model. Unit shipments to the recreational vehicle market were up 38 percent year-over-year from previously weak demand levels, reflecting some recovery in consumer markets and growth in the diesel-powered segment of this market.

        Sales to the light-duty automotive market in 2001 decreased $254 million, or 31 percent, compared to 2000 sales. Shipments to DaimlerChrysler were off 36 percent and were impacted by production constraints preceding the 2002 model year changeover. Engine sales to the recreational vehicle market were down 7 percent compared to 2000 reflecting lower demand.

Industrial

        Total industrial sales to the construction, marine and agricultural markets were down $5 million, or relatively flat compared to 2001. Sales to the construction segment of this market were down slightly year-over-year with unit shipments to North America and international OEM's down 8 percent and 7 percent, respectively. Engine sales to the agricultural equipment market were up 16 percent compared to 2001, primarily due to international OEM's in Latin America. Sales to the North American market increased 7 percent. In the marine market, sales were down 6 percent compared to the prior year, partially as a result of our new joint venture with Brunswick Corporation, Cummins Mercruiser. Sales of engines for recreational marine applications are now recorded by the joint venture.

        Industrial engine sales in 2001 were down 14 percent compared to 2000, with a majority of the decline in the construction market where sales were down 18 percent as OEM's adjusted to lower market conditions.

High-Horsepower Industrial

        Sales of our V, K and Q series high-horsepower industrial engines in 2002 were down $37 million or 13 percent compared to the prior year. Unit shipments to the North American mining market declined 46 percent while shipments to international OEMs in the mining markets declined 11 percent compared to 2001. Shipments of high-horsepower engines to the rail sector, which is primarily international business, were down 22 percent from the prior year. Shipments of our high-horsepower engines to government markets, primarily V series military applications, were up 28 percent with the majority of the increase in North America.

        High-horsepower industrial engine sales in 2001 were up 16 percent compared to 2000, primarily driven by market share gains in the mining segment and increased sales to the rail car market as a result of large orders in Europe and Asia.

Earnings from Operations

        Earnings before interest, taxes and restructuring actions increased from a loss of $95 million in 2001 to earnings of $37 million in 2002, an improvement of $132 million. The improvement is primarily a result of higher engine volumes and the accompanying benefit of fixed cost absorption at our manufacturing plants and our continued focus on cost reduction. The $95 million loss before interest, taxes and restructuring actions in 2001 was $129 million worse on a comparable basis than 2000 results, primarily from lower volumes due to the downturn in the North American truck industry. Over the last two years, the Engine Business has lowered its break-even results through restructuring actions and cost-reduction efforts to better align its production costs with expected industry demand levels.

Consolidation of Heavy-Duty Assembly

        As part of our continuing effort to reduce our production costs, we announced plans in the fourth quarter of 2002 to consolidate our heavy-duty engine assembly and test operations at our Jamestown, New York plant. Approximately 200 employees in the heavy-duty engine business were eliminated as a result of consolidating assembly and test operations at our Columbus, Indiana engine plant into existing assembly operations at our Jamestown plant. The consolidation was completed during the first quarter of 2003. None of the costs associated with the consolidation were recorded as restructuring charges.

Power Generation Business

        The revenue and operating income for the Power Generation Business segment for the three years ended December 31, 2002 were as follows:

	2002	2001	2000
	$ Millions
Net Sales	$1,226	$1,422	$1,395
Earnings (loss) before interest, income taxes and restructuring and other charges (credits)	(25)	82	95
Restructuring and other charges	—	8	18

Earnings (loss) before interest and income taxes	$(25)	$74	$77

        Sales in our Power Generation Business were $1.23 billion, down $196 million or 14 percent, compared to 2001. A majority of the sales decline is a result of lower generator set sales, down 26 percent and lower generator drive sales, down 24 percent, offset by increased sales to the mobile and recreational vehicle markets, up 22 percent compared to 2001. Total engine shipments for the power generation market were 23,700 units, down 4,000 units, or 14 percent lower than a year ago, reflecting weak demand and slow economic growth in this market.

        Power Generation revenues in 2001 were 2 percent higher than 2000, primarily driven by higher sales to Latin America and Brazil and offset by lower sales in North America. Sales of small generator sets to the recreational vehicle industry were down 7 percent in 2001 compared to 2000.

        A summary of engine unit shipments for the Power Generation Business by engine category follows:

Unit Shipments	2002	2001	2000
Midrange	14,000	13,800	15,800
Heavy-duty	4,300	6,900	5,700
High-horsepower	5,400	7,000	7,800

	23,700	27,700	29,300

        Total unit sales of midrange engines to the power generation market were up 200 units, or 1 percent compared to 2001. Generator drive units powered by midrange engines increased 18 percent over the same period while unit sales to the midrange generator set market were off 15 percent. Total unit sales of heavy-duty engines to the power generation market decreased 2,600 units, or 38 percent, compared to 2001. Heavy-duty generator drive units were off 45 percent from a year ago while generator sets powered by heavy-duty engines were down 21 percent year over year. High-horsepower unit sales in the power generation business decreased 1,600 units, or 23 percent compared to 2001. High-horsepower generator drive units declined 11 percent year-over-year while high-horsepower generator set units decreased 34 percent from the prior period. The decline in unit shipments is attributable to weakening demand in the heavy-duty and high-horsepower power generation equipment markets.

        Most of the decline in generator drive units for stationary power occurred in North America, Latin America and Europe and was offset by slight increases in shipments to India and Southeast Asia markets. A majority of the decline in generator set units is attributable to weak demand in North America, Latin America and Europe.

        Sales of alternators increased 6 percent in 2002 compared to 2001 while sales of small generator sets for recreational vehicles and other consumer applications increased 22 percent in 2002 reflecting strong demand in this segment.

Earnings from Operations

        In 2002, Power Generation incurred an operating loss before interest and taxes of $25 million, compared to earnings before interest and taxes of $74 million in 2001. The overall decline in margin and earnings before interest and taxes in the Power Generation Business is attributable to several factors. First is the decrease in volume due to weak demand. Second is a shift in sales mix, with a decline in unit shipments of higher margin heavy-duty and high-horsepower products. Third, the overall decline in sales volume resulted in underabsorption of fixed overhead costs at our manufacturing facilities. Fourth, excess inventory in the marketplace continues to create pricing pressures resulting in heavier discounting to retain market share. Finally, utilization of Power Generation's rental fleet is lower in 2002 compared to last year due to overall weak demand, resulting in reduced profitability of our rental fleet business.

Filtration and Other Business

        The revenues and operating income for the Filtration and Other Business segment for the three years ended December 31, 2002 were as follows:

	2002	2001	2000
	$ Millions
Net Sales	$951	$889	$902
Earnings before interest, income taxes and restructuring and other charges	94	68	91
Restructuring and other charges	—	4	11

Earnings before interest and income taxes	$94	$64	$80

        Filtration and Other Business revenues were $951 million in 2002, up $62 million, or 7 percent, compared to 2001 sales. Revenues from filtration products in the U.S. were up $30 million, or 6 percent, over 2001, reflecting demand improvement and increased market penetration at North American OEMs. Sales to OEMs in Europe, Australia, Mexico and other international locations also increased compared to 2001. Revenues from the sale of Holset turbochargers were up 15 percent compared to 2001, primarily from continuing strong business in China. Approximately 27 percent of the increase in 2002 revenues for this business segment is attributable to Holset products.

Earnings from Operations

        Earnings before interest, taxes and restructuring actions for the Filtration and Other Business in 2002 were $94 million, up $26 million, or 38 percent, compared to $68 million in earnings a year earlier. The improvement in profitability is primarily a result of volume increases and the discontinuance of approximately $9 million in goodwill amortization. In addition, incremental expenses from this segment's new Emission Solutions business were offset by benefits from restructuring actions and our Six Sigma cost reduction efforts.

International Distributor Business

        The revenues and operating income for the International Distributor Business segment for the three years ended December 31, 2002 were as follows:

	2002	2001	2000
	$ Millions
Net Sales	$574	$562	$555
Earnings before interest, income taxes and restructuring and other charges	33	27	29
Restructuring and other charges	4	1	—

Earnings before interest and income taxes	$29	$26	$29

        Revenues from the International Distributor Business were $574 million, up $12 million, or 2 percent, compared to 2001. Sales of parts and engines increased at distributor locations in Australia, East and Southeast Asia, partially offset by sales declines in Latin America, primarily Argentina, and Central Europe, primarily Germany. Sales for the year ending 2001 and 2000 include $42 million and $46 million, respectively, of certain OEM sales that are now classified and reported as sales in the Engine Business segment. This reporting change had no affect on earnings results in either business segment.

Earnings from Operations

        Earnings before interest and taxes for the International Distributor Business were $29 million in 2002 compared to $26 million in 2001 and $29 million in 2000. The increase in earnings in 2002 is primarily a result of increased engine and parts sales at our distributors in East Asia, Southeast Asia and South Pacific and offset by lower sales from distributors in Central Europe, primarily Germany. Earnings from operations in 2001 were lower primarily from the effect of foreign currency exchange losses at our Latin America distributor in Argentina.

Geographic Markets

        Sales to international markets in 2002 were $2.65 billion, or 45 percent of total net sales, compared to $2.64 billion, or 46 percent of total net sales in 2001 and $2.82 billion, or 43 percent of total net sales in 2000. A summary of our net sales by geographic territory for the last three years follows:

	2002	2001	2000
	$ Millions
Unites States	$3,202	$3,045	$3,775
Asia/Australia	1,023	901	905
Europe/CIS	763	832	860
Mexico/Latin America	423	471	451
Canada	283	303	418
Africa/Middle East	159	129	188

	$5,853	$5,681	$6,597

        Shipments of heavy-duty truck engines to international markets in 2002 decreased 3 percent compared to a year ago, primarily to Latin America and Central Europe, partially offset by increased shipments to Mexican OEMs. Shipments of midrange automotive engines to international markets increased 10 percent in 2002, primarily to Latin America OEMs. Engine shipments to the international bus market decreased 20 percent compared to a year ago, primarily to China, India and Mexico, where shipments declined over 2000 units compared to 2001. Shipments of light-duty automotive engines to international markets declined 4 percent in 2002 compared to 2001. Engine shipments to international agricultural and construction equipment markets were down 3 percent in 2002 compared to 2001 due to weak market conditions. Engine shipments to international mining and rail markets were down 17 percent from the prior year.

        Sales to the Asia/Australia region increased $122 million, or 14 percent compared to 2001, primarily from increased demand for engines, generator drives and sales at our Australian distributorship. Sales to Europe/CIS, representing 13 percent of total sales and 29 percent of international sales in 2002, were down 8 percent compared to the prior year, mostly in the heavy-duty truck markets in the UK. Business in Mexico, Brazil and Latin America decreased 10 percent in 2002 compared to 2001, primarily from lower power generation revenues and a decline in bus sales, and offset by increased engine sales to the agricultural market. Sales to Canada, representing 5 percent of net sales in 2002, were down 7 percent compared to 2001 due to lower heavy-duty truck production and lower sales of filtration products. Sales to Africa/Middle East increased 23 percent in 2002 compared to 2001, primarily from engines and parts sales at our distributors in Dubai, Zimbabwe and South Africa.

        Net sales to international markets in 2001 compared to 2000 were down $186 million, or 7 percent, primarily due to weak demand in Europe/CIS, lower sales in Canada due to the downturn in the North American heavy-duty truck market, and lower sales to Africa/Middle East, primarily Turkey.

Liquidity and Capital Resources

Cash Flows

        The following table sets forth key elements of the Company's cash flows for the last three years:

	2002	2001	2000
	$ Millions
Net cash provided by operating activities	$193	$152	$472
Net cash used in investing activities	(152)	(140)	(410)
Net cash provided by (used in) financing activities	131	(2)	(81)
Effect of exchange rate changes on cash	2	(1)	(2)

Net change in cash and cash equivalents	$174	$9	$(21)

        Cash from Operations.    Our operating activities provided positive cash flow of $193 million in 2002 compared to $152 million in 2001 and $472 million in 2000. The increase in cash from operations in 2002 was largely due to improved net earnings, from a net loss of $103 million in 2001 to net earnings of $82 million in 2002, or an increase of $185 million, partially offset by decreases in non-cash adjustments for restructuring and asset impairment charges, down $87 million, and non-cash adjustments for earnings of our joint ventures and alliances, down $17 million. Depreciation and amortization declined $10 million from the prior year, primarily due to the discontinuance of $11 million of goodwill amortization which does not affect cash flows. Cash flows from operating activities was reduced by a net $33 million from changes in accounts receivable, inventories, accounts payable and other operating assets and liabilities. Accounts receivable increased $142 million, partially due to repayment of our securitization program but the increase was offset by inventory reduction and an increase in accounts payable.

        Investing Activities.    Net cash used in investing activities was $152 million in 2002 compared to $140 million a year ago, an increase of $12 million but down considerably from the $410 million cash used in investing activities in 2000. Cash flows from investing activities in 2001 benefited from $143 million in proceeds from sale-leaseback transactions. Excluding the cash flows from these transactions, net cash used in investing activities was $283 million in 2001 compared to $152 million in 2002, or a decrease of $131 million year-over-year. Most of the decline was a result of lower capital spending in 2002, down $116 million compared to 2001. Reduced capital spending remains a priority in 2003 as we estimate our capital expenditures will be $110 million, up $20 million compared to 2002, but down considerably from the $200 million spending levels of 2001 and 2000. Capital expenditures during the first half of 2001 included significant disbursements for a subsequently cancelled engine program. Investments in and advances to our joint ventures and alliances represented a cash outflow of $60 million in 2002 compared to $48 million a year ago. The advances include both long-term investment and short-term funding for working capital needs of our joint ventures. Cash inflows from investing activities in 2002 also included $23 million in proceeds from the sale of a previously consolidated distributorship, $6 million in proceeds from the sale of a distributorship acquired during the second quarter ($5 million outflow for business acquisition) and $9 million of proceeds from assets sold to the newly formed marine business joint venture, Cummins Mercruiser. Sales of marketable securities provided $86 million of cash in 2002 but cash was reduced by the purchase $116 million in securities during the same period. During 2001, sales of marketable securities provided $53 million of cash and $74 million of cash was used for the purchase of marketable securities.

        Financing Activities.    Net cash provided by financing activities was $131 million in 2002 compared to a net use of cash for financing activities of $2 million in 2001. A significant financing activity providing cash in 2002 was the issuance of our 9.5% Senior Notes during the fourth quarter (See Note 8 to the Consolidated Financial Statements). Net proceeds of $244 million from this issuance were used to repay borrowings under our accounts receivable securitization program and were also used to retire our 6.25% Notes that matured in March 2003. Significant financing activities in 2001 included $291 million in proceeds from the issuance of our preferred securities in the second quarter of 2001 of which $247 million was used to repay borrowings under our short-term credit agreements during that quarter. Payments on long-term borrowings were $87 million in 2002 and included early retirement of our ESOP Trust Notes (See Note 8 to the Consolidated Financial Statements). Net borrowings under short-term credit agreements were $4 million during 2002 compared to $248 million in 2001. Dividend payments on our common stock were $50 million in 2002, 2001 and 2000.

        Cash and cash equivalents at December 31, 2002 were $224 million, an increase of $174 million compared to $50 million of cash and cash equivalents at the beginning of the year. A majority of the increase in cash and cash equivalents occurred in the fourth quarter when we received proceeds of $244 million from the issuance of our 9.5% Senior Notes.

Management Assessment of Liquidity

        Since fiscal 2000, we have made a strategic effort to improve our cost structure and improve efficiencies from continuing operations through monetization of assets and restructuring actions. As a result, we have undertaken various initiatives to improve cash flow, reduce debt obligations and improve our financial flexibility. Our operations have historically generated sufficient cash to fund our businesses, capital expenditures, research and development and dividend payments. Cash provided by continuing operations is a major source of our working capital funding. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, periodic borrowings are used to fund working capital requirements. We have available various short and long-term credit arrangements which are discussed below and disclosed in Note 8 "Borrowing Arrangements" of our Consolidated Financial Statements. These credit arrangements and our accounts receivable securitization program provide the financial flexibility required to satisfy future short-term funding requirements for our debt service obligations, projected working capital requirements and capital spending. With the exception of payments required under our operating lease agreements, there are no major fixed cash payment obligations occurring until March 2005 when our 6.45% Notes with principal amount of $225 million mature. Based on projected cash flows from operations and existing credit facilities, management believes the Company has sufficient liquidity available to meet anticipated capital, debt and dividend requirements in the foreseeable future.

        During the fourth quarter of 2000, we entered into a receivable securitization program, which provides a cost-effective method to fund our trade accounts receivable. This program diversifies our funding base by providing a flexible source of funding that is not reported on our balance sheet. As of December 31, 2002, there were no amounts outstanding under this program. A more complete description of the securitization program, which discloses certain cash flows related to the program, is found in the following section "Off Balance Sheet Financing—Accounts Receivable Securitization Program.

        In the second quarter of 2001, we issued 6 million shares of cumulative convertible preferred securities subject to mandatory redemption through Cummins Capital Trust I, a wholly-owned subsidiary. The net proceeds of $291 million from this issuance were used to repay outstanding indebtedness under our revolving credit agreement. Dividends on the preferred securities are payable at an annual rate of 7% of the $50 liquidation preference on March 15, June 15, September 15 and December 15 of each year or approximately $5.3 million in each quarter. A complete description of the preferred securities is disclosed in Note 9 of the Consolidated Financial Statements. See also Recently Issued Accounting Pronouncements below regarding a new accounting standard applicable to these securities.

        During the second and third quarters of 2001, we entered into two sale-leaseback transactions whereby we sold certain manufacturing equipment and aircraft and received $143 million in proceeds from the transactions. The leases were accounted for as operating leases. We used the proceeds from these transactions to reduce our indebtedness and to fund our working capital requirements. Note 18 to the Consolidated Financial Statements contains a description of the sale-leaseback transactions.

        During 2002, 2001 and 2000, the Company recorded significant charges to restructure its operations, largely focused in the Engine Business. These actions and the resulting charges were primarily taken in response to the downturn in the North American trucking industry and related conditions and included workforce reductions, asset impairment losses, termination of a new engine development program and other charges. Total cash outflows associated with these actions approximated $59 million, the majority of which has already been disbursed, including $23 million in 2002. The associated annual savings of these restructuring actions are estimated at $97 million upon completion. Note 7 to the Consolidated Financial Statements describes in detail the restructuring actions we have taken during the last three years.

        In November 2002, we entered into a new revolving credit facility that replaced our prior revolving credit facility. The new credit facility provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. Borrowings are primarily available in U.S. dollars, although up to $60 million of the new credit facility is available for multicurrency borrowing and letters of credit, up to $150 million is available for letters of credit and up to $50 million is available for swing line loans. We and a number of our subsidiaries are permitted to borrow and obtain letters of credit under the new revolving credit facility, although the aggregate amount of borrowings by, and letters of credit issued for the benefit of, our subsidiaries under the new facility may not exceed $60 million. As of December 31, 2002, there were no borrowings outstanding under this credit facility and $94 million was utilized for letters of credit. Note 7 to the Consolidated Financial Statements contains a more complete description of our new revolving credit facility.

        In November 2002, we issued $250 million of unsecured 9.5% Senior Notes that mature in 2010. Proceeds from the issue were approximately $244 million, net of debt issue costs. Proceeds from the notes were used to repay amounts outstanding under our receivable securitization program and $125 million of the proceeds were used to retire our 6.25% Notes that matured in March 2003. Interest on the Notes is payable on June 1 and December 1 each year. We can redeem the Notes in whole or in part at any time after December 1, 2006, at a premium equal to 104.75% of par, declining to par in 2008, plus accrued interest. A more complete description of our Senior Notes is disclosed in Note 8 to the Consolidated Financial Statements.

Available Credit Capacity

        The following table provides the components of the Company's available credit capacity as of December 31, 2002:

$ Millions
Revolving credit facility	$291
International credit facilities	30
Accounts receivable securitization	56

$377

Contractual Obligations and Commercial Commitments

        A summary of payments due by period of our contractual obligations and commercial commitments as of December 31, 2002 are shown in the tables below. A more complete description of these obligations and commitments is included in the Notes to Consolidated Financial Statements as referenced below.

Contractual Cash Obligations	2003	2004- 2005	2006- 2007	After 2007	Total
	$ Millions
Revolving credit facility	$—	$—	$—	$—	$—
Loans payable	19	—	—	—	19
Long-term debt	119	245	4	750	1,118
Capital leases	1	1	1	1	4
Operating leases	70	104	81	193	448
Preferred securities of subsidiary trust	—	—	—	291	291

	$209	$350	$86	$1,235	$1,880

Other Commercial Commitments	2003	2004- 2005	2006- 2007	After 2007	Total
	$ Millions
Standby letters of credit	$104	—	—	—	$104
Guarantees	68	—	—	—	68

	$172	$—	$—	$—	$172

Financial Covenants and Credit Rating

        A number of our contractual obligations and financing agreements, such as our accounts receivable securitization program, our financing arrangements for independent distributors, our new revolving credit facility and our equipment sale-leaseback agreement, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.

        In April 2002, Moody's Investors Services, one of two major credit rating agencies, lowered our long-term and short-term debt ratings primarily as a result of the continued weakness in the North American heavy-duty truck market. Moody's lowered our senior unsecured long-term debt rating to Ba1 from Baa3 with a Stable outlook. The short-term rating, which applies to our short-term borrowings, was lowered to Not-Prime from Prime-3. Standard & Poors, the other major credit rating agency, reaffirmed its rating of Cummins debt at BBB- and expected the Company's liquidity and credit protection measures to remain satisfactory for the current rating.

        In October, Moody's confirmed the long-term rating of our senior debt at Ba1 but changed the outlook to Negative from Stable. Also in October, Standard & Poors lowered our corporate credit rating to BB+ from BBB- with a Negative outlook, primarily as a result of declining power generation sales and weak heavy and medium-duty truck demand. In November, Moody's lowered our long-term senior unsecured debt rating from Ba1 to Ba2 as a result of our securing borrowings under the revolving credit facility.

        Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides the circumstances warrant that change, and there can be no assurance that our debt ratings will not be lowered further or withdrawn by a rating agency. Any future lowering of our debt ratings could further increase the cost of our financing agreements and arrangements, and also have a negative impact on our ability to access the capital markets or borrow funds at current rates. However, we do not believe further downgrade of our credit rating will have a material impact on our financial results or our financial condition. The following is a discussion regarding the impact of the credit ratings on our financing arrangements.

Off Balance Sheet Financing—Accounts Receivable Securitization Program

        We entered into our accounts receivable securitization program in December 2000. As of December 31, 2002, there were no proceeds outstanding under the securitization program and as of December 31, 2001, $55 million was outstanding under the program. The original agreement for this program required us to maintain a minimum investment grade credit rating in our long-term senior unsecured debt. As a result of the Moody's downgrade in April 2002, we renegotiated the terms of the securitization agreement and renewed the requirement to maintain a minimum investment grade credit rating. The terms of the new agreement provide for an increase in the interest rate and fees under this program of approximately $0.5 million annually at current funding levels. As a result of amending the requirement, neither the October 2002 Standard & Poor's downgrade, or the November 2002 Moody's downgrade affected our funding under this program. Further downgrade of our debt rating from Moody's will require us to renegotiate the terms of our securitization agreement in order to continue funding under this program. Note 4 to the Consolidated Financial Statements provides a more complete discussion of our accounts receivable securitization program.

Financing Arrangements for Related Parties

        In accordance with the provisions of various joint venture agreements, we may purchase products and components from the joint ventures, sell products and components to the joint ventures and the joint ventures may sell products and components to unrelated parties. Joint venture transfer prices to us may differ from normal selling prices. Certain joint ventures agreements transfer product to us at cost, some transfer product to us on a cost-plus basis, and others transfer product to us at market value.

        We purchase significant quantities of mid-range diesel and natural gas engines, components and service parts from Consolidated Diesel Company (CDC), an unconsolidated general partnership. The partnership was formed in 1980 with J. I. Case (Case) to jointly fund engine development and manufacturing capacity. Cummins and Case (now CNH Global N.V.) are general partners and each partner shares 50 percent ownership in CDC. Under the terms of the agreement, CDC is obligated to make its entire production of diesel engines and related products available solely to the partners. Each partner is entitled to purchase up to one-half of CDC's actual production; a partner may purchase in excess of one-half of actual production to the extent productive capacity is available beyond the other partner's purchase requirement. The partners are each obligated, unconditionally and severally, to purchase annually at least one engine or engine kit produced by CDC, provided a minimum of one engine or kit is produced. The transfer price of CDC's engines to the partners must be sufficient to cover its manufacturing cost in such annual accounting period, including interest and financing expenses, depreciation expense and payment of principal on any of CDC's indebtedness. In addition, each partner is obligated to contribute one-half of the capital investment required to maintain plant capacity and each partner has the right to invest unilaterally in plant capacity, which additional capacity can be utilized by the other partner for a fee. To date, neither partner has made a unilateral investment in plant capacity at CDC.

        We are not a guarantor of any of CDC's obligations or commitments; however, we are required to provide up to 50 percent of CDC's base working capital as defined by the agreement. The amount of base working capital is calculated each quarter and if supplemental funding greater than the base working capital amount is required, the amount is funded through third party financing arranged by CDC, or we may elect to fund the requirement although we are under no obligation to do so. To date, when supplemental funding is required above the base working capital amount, we have elected to provide that funding to CDC. If the amount of supplemental funding required is less than the base working capital amount, it is funded equally by the partners. Excess cash generated by CDC is remitted to Cummins until CDC's working capital amount is reduced to the base working capital amount. Any further cash remittances from CDC to the partners are shared equally by the partners.

Financing Arrangements and Guarantees for Distributors

U.S. Distributors

        We guarantee the revolving loans, term loans and leases in excess of a specified borrowing base for certain independently owned and operated North American distributors as well as distributors in which we own an equity interest. The agreement requires us to maintain a minimum investment grade credit rating for our long-term senior unsecured debt. As a result of the Moody's downgrade in April 2002, our guarantee under the operating agreement for our guarantee program increased to the full amount of distributor borrowings outstanding under the program. In the interim, the program lender agreed to waive the additional guarantees of distributor indebtedness that were required upon our ratings downgrade and continued to fund the distributors under this program. We then amended the operating agreement with the lender under the program to lower the ratings trigger one level. Subsequently, as a result of the Moody's downgrade in November 2002, our guarantee under the operating agreement for the guarantee program again increased to the full amount of distributor borrowings under this program. We again amended the operating agreement with the lender under the program, lowering the rating trigger for a period of approximately two years, at which time the rating trigger will resume to its prior level. Under the amended agreement, if our long-term senior unsecured debt rating falls below "BB" with Standard & Poor's or below "Ba2" with Moody's, the lender under the program could elect to curtail distributor borrowings and the amount of our guarantee would increase to the total distributor borrowings outstanding under the program. This rating level trigger remains in effect until August 31, 2004, at which time the ratings trigger reverts to a rating of below "BBB-" for Standard & Poor's or below "Baa3" for Moody's.

        In addition, in the event the rating on our long-term senior unsecured debt falls below the thresholds described above, we will also be required to pay the lender a monthly fee equal to 0.50 percent on the daily average outstanding balance of each financing arrangement under the operating agreement. Further, in the event that any distributor defaults under a particular financing arrangement, we will be required to purchase the assets of that distributor that secure its borrowings under the financing arrangement

        The operating agreement will continue in effect until February 7, 2007, and may be renewed by the parties for additional one year terms. As of December 31, 2002, we had guaranteed $43 million of financing arrangements under the operating agreement relating to U.S. distributor borrowings of $292 million.

Canadian Distributors

        We have entered into a number of guarantee agreements with a Canadian lender pursuant to which we have agreed to guarantee borrowings of certain independent distributors of our products in Canada. Under the terms of these agreements, our guarantee with respect to any one financing arrangement between a distributor and lender is limited to 50 percent of the aggregate principal amount of the financing. As of December 31, 2002, we had $15 million of guarantees outstanding under these guarantee agreements relating to distributor borrowings of $30 million.

New Revolving Credit Facility

        In November 2002, we entered into a new revolving credit facility that replaced our prior revolving credit facility. The new revolving credit facility provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. Borrowings are primarily available in U.S. dollars, although up to $60 million of the new credit facility is available for multicurrency borrowing and letters of credit, up to $150 million is available for letters of credit and up to $50 million is available for swing line loans. We and a number of our subsidiaries are permitted to borrow and obtain letters of credit under the new revolving credit facility, although the aggregate amount of borrowings by, and letters of credit issued for the benefit of, our subsidiaries under the new facility may not exceed $60 million.

        We guarantee all borrowings of our subsidiaries under the new revolving credit facility. In addition, our principal domestic subsidiaries guarantee all borrowings under the new revolving credit facility, although certain of those guarantees are limited by the terms of our existing public indenture (which governs a number of our existing notes and debentures) that restrict the ability of our subsidiaries to incur or guarantee indebtedness, and are limited by similar terms in the indenture governing our $250 million senior notes.

        Borrowings under the new revolving credit facility (other than swing line loans) bear interest at a rate equal to, at our option:

  •
  the London inter-bank offered rate (LIBOR) plus a spread ranging from 0.875 percent to 2.5 percent based on our credit rating and utilization of the credit facility; or

  •
  the Alternate Base Rate rate or ABR (which is the greater of the administrative agent's prime rate and the federal funds effective rate plus 0.5 percent) plus a spread ranging from 0 percent to 1.5 percent based on our credit rating and utilization of the credit facility.

        Following the November 2002 downgrade from Moody's, the effective rate of interest on our borrowings under the new revolving credit facility increased from LIBOR plus 175 basis points (1.75%) to LIBOR plus 200 basis points (2.0%).

        Swing line loans bear interest at the ABR rate plus a spread based on our credit rating and utilization of the new revolving credit facility, or such other rate as is agreed to by us and the swing line lender. We are required to pay quarterly facility fees on unused commitments under the new revolving credit facility, which fees are based upon our credit rating. We also are required to pay an annual administration fee to the administrative agent for the facility.

        Our obligations and the obligations of our subsidiaries under the new revolving credit facility are collateralized by security interests in substantially all of our assets and the assets of our domestic subsidiaries that guarantee obligations under the facility (other than shares of stock or indebtedness of our subsidiaries that are "restricted subsidiaries" under the terms of our existing public indenture and other than assets that are considered "principal properties" of ours or of our "restricted subsidiaries" under the terms of our existing public indenture).

        The terms of the new revolving credit facility contain covenants that restrict our ability, and the ability of our subsidiaries, to among other things, incur liens, enter into sale and leaseback transactions, enter into merger, consolidation or asset sale transactions, dispose of capital stock of subsidiaries, incur subsidiary indebtedness and enter into swap transactions. The new revolving credit facility also restricts our ability to, under the terms of our existing public indenture, redesignate "unrestricted subsidiaries" as "restricted subsidiaries" or designate future subsidiaries as "restricted subsidiaries". The new revolving credit facility also contains the following financial covenants:

  •
  we may not permit our net worth to fall below an amount equal to the sum of (1) $1.15 billion and (2) 25 percent of the sum of our consolidated net earnings for each of the fiscal quarters commencing after September 29, 2002 to and including the most recent fiscal quarter prior to the date on which the net worth calculation is made and (3) 75 percent of the amount by which our net worth has increased as a result of our issuance of capital stock after September 29, 2002;

  •
  we may not permit the ratio of (1) the sum of our consolidated indebtedness and our securitization financings to (2) the sum of our consolidated indebtedness, securitization financings and net worth to be equal to or greater than 0.55 to 1.0; and

  •
  we may not permit the ratio of (1) our consolidated EBITDA minus capital expenditures to (2) our consolidated interest expense for any period of four consecutive quarters, to be less than 1.50 to 1.0.

        For purposes of the financial covenants described above, "net worth," "consolidated net income," "consolidated indebtedness," "consolidated EBITDA," "consolidated interest expense" and other financial measurements are calculated in the manner provided by the terms of the new revolving credit facility agreement.

        As of December 31, 2002, we did not have any outstanding borrowings under this revolving credit facility and we were in compliance with all of the covenants of this agreement.

Equipment Sale-Leaseback Agreement

        In 2001, we entered into a sale-leaseback agreement whereby we sold certain manufacturing equipment and leased it back under an operating lease. As a result of the Moody's downgrade in April 2002, and the Standard & Poor's downgrade in October 2002, we were required under the lease agreement to obtain irrevocable, unconditional standby letters of credit in an amount of $64 million. The letters of credit were posted to the benefit of the equipment lessor and lenders and will remain in effect until we achieve and maintain a minimum investment grade credit rating for twelve consecutive months. If we had been unable to obtain these letters of credit, we would have satisfied our obligation under the lease agreement by borrowing under our prior revolving credit facility and posting the proceeds as collateral. The November 2002, Moody's downgrade had no effect on this agreement. The equipment sale-leaseback transaction is disclosed in Note 18 of the Consolidated Financial Statements.

Critical Accounting Policies

        A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements of this annual report. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

        Our financial statements are prepared in accordance with generally accepted accounting principles that oftentimes require management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in our financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors that they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our financial statements.

        Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time estimates are made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets (including goodwill), estimation of liabilities for product coverage programs and accounting for income taxes, pensions and postretirement benefits.

Recoverability of Long-lived Assets

        Our investment in engine manufacturing equipment is depreciated using a modified units-of-production method. The cost of all other equipment is depreciated using the straight-line method. Under the modified units-of-production method, the service life of our assets is measured in terms of units of product produced rather than the passage of time. Depreciation expense under this method is likewise measured in terms of units of product produced subject to a minimum level or floor. The assumptions and estimates regarding asset service life, residual value and units of production are based on a number of factors, including but not limited to, wear and tear, deterioration, and obsolescence. Actual results could differ from our estimates due to changes in retirement or maintenance practices, the introduction of new technology and new products or other changes that may affect the expected service lives of the assets. We evaluate the carrying value of our long-lived assets by performing impairment tests whenever events or changes in circumstances indicate possible impairment. In addition, we perform an annual impairment test for the goodwill that is recorded in our Statement of Financial Position.

Product Coverage Costs

        We estimate and record a liability for product coverage programs, other than product recalls, at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when the recall action is announced. Our warranty liability is affected by component failure rates, repair costs, and the time of failure, partially offset by recovery from certain of our vendors. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. Note 1 of the Consolidated Financial Statements contains a summary of the activity in our product coverage liability account, including adjustments to pre-existing warranties during the period.

Realization of Deferred Tax Assets

        We determine our provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the realizability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2002, the Company has recorded net deferred tax assets of $768 million. These assets include $334 million for the value of tax loss and credit carryforwards that generally have a limited life and begin expiring in 2008. The ultimate realization of our net deferred tax assets will require a higher level of profitability than the Company has achieved in recent years. Having assessed the future profit plans and tax planning strategies together with the years of expiration of carryforward benefits, a valuation allowance of $41 million has been recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. Should the Company's operating performance not improve, future assessments could conclude a larger valuation allowance will be needed to further reduce the deferred tax assets. Factors that may affect our ability to achieve a higher level of profitability include, but are not limited to, a decline in sales or gross margin, loss of market share, increased competition, and existing and future regulatory standards. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income taxes for all years that are subject to audit. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards are disclosed in Note 12 to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits

        We sponsor a number of pension and other retirement plans in various countries. In the U.S. and the U.K. we have several major defined benefit plans that are separately funded. We account for our pension and other postretirement benefit programs in accordance with SFAS No. 87 "Employers' Accounting for Pensions" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions". These standards require that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension and other postretirement benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans. These assumptions include a discount rate, an expected return on plan assets rate, a future compensation increase rate, and a health care cost trend rate. In addition, there are also subjective actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, withdrawal rates and changes in actual costs of health care. These differences may result in a material impact to the amount of pension and other post-retirement benefit expenses that are recorded.

        The most significant assumptions used in determining our pension income (expense) in accordance with SFAS No. 87 are the expected return on plan assets and the discount rate for pension expense calculation purposes. In 2001 and 2002, we assumed the expected long-term return on our plan assets would be 10 percent for U.S. plans and 8.5 percent for U.K. plans. Over the past two years, global capital market developments have resulted in negative returns on our plan assets and a decline in the discount rate used to estimate the related pension liability. As a result, at November 30, 2002, the present value of our pension obligation (the accumulated benefit obligation or "ABO") exceeded the fair value of its assets, which required us to record a fourth quarter "minimum pension liability" adjustment of $415 million in accordance with SFAS No. 87. The effect of this non-cash adjustment was to increase pension liabilities by $415 million, increase intangible assets by $13 million and increase other comprehensive loss, a contra shareholders' account, by $402 million ($257 million after-tax). If the fair value of the pension plan assets exceeds the ABO in future years, the charge to shareholders' equity would be reversed. Alternatively, if the fair market value of the pension plan assets experiences further declines or the discount rate is reduced, additional charges to accumulated other comprehensive income (loss) may be required in future periods. The financial ratios and net worth covenants contained in our credit arrangements and debt securities agreements were not affected by the 2002 minimum pension liability adjustment.

        As a result of lower investment returns experienced in the past two years, we have changed our pension plan asset return assumptions which will impact pension expense in future periods. Our expected long-term rate of return on assets has been lowered to 8.5 percent in the U.S. and 8.2 percent in the U.K. with consultation from and the concurrence of our actuaries. The effect of lowering our long-term rate of return assumption will increase our 2003 pension expense, as measured in accordance with SFAS No. 87, by approximately $30 million compared to the amount recorded in 2002. In addition, the discount rate for our U.S. plans has declined from 7.25 percent at September 30, 2001, to 7.0 percent at November 30, 2002, and from 6.25 percent at September 30, 2001, to 5.8 percent at November 30, 2002, for our UK plans.

        During the fourth quarter of 2002, we changed the date for measuring our return on pension plan assets and our minimum liability for pension obligations from September 30 to November 30. We believe this change in measurement dates aligns more closely with the date of our financial statements and provides a more current measurement of plan assets and obligations than previously presented. The impact of this change is reported in our Consolidated Statements of Earnings as a change in accounting principle, and had a favorable cumulative after tax effect of $3 million, or $0.07 per share, recorded as of January 1, 2002. The effect on 2002 net earnings of this accounting change was not material.

        During 2002 and 2001, we made cash contributions to our pension plans of $81 million and $84 million, respectively, and we expect to make cash contributions of approximately $105 million during 2003. Note 11 of the Notes to the Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS 141), "Business Combinations" concurrent with Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". We adopted the new accounting standards on January 1, 2002.

        SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also provides new criteria in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations. The adoption of SFAS 141 did not affect previously reported amounts of goodwill and other intangible assets included in our Statements of Financial Position.

        SFAS 142 requires that goodwill and certain other intangible assets with indefinite useful lives no longer be amortized but instead are allocated to applicable reporting units for purposes of performing annual impairment tests using a two-step process. To the extent that impairment exists, we are required to perform a second test to measure the amount of the impairment. During the first quarter 2002, we completed the first step of the transitional goodwill impairment test which required us to compare the fair value of our reporting units to the carrying value of the net assets of our reporting units as of January 1, 2002. For each of our reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. Based on this analysis, we concluded that the fair value of each of our reporting units exceeded their carrying, or book value, including goodwill, and therefore we did not recognize any impairment of goodwill.

        We elected to perform the annual impairment test of our recorded goodwill as required by SFAS 142 as of September 29, 2002, the end of our fiscal third quarter. The results of this annual impairment test indicated that the fair value of each of our reporting units as of September 29, 2002, exceeded their carrying, or book value, including goodwill, and therefore our recorded goodwill was not subject to impairment. As required by SFAS 142, our Consolidated Statements of Earnings for periods prior to its adoption have not been restated. However, the effect on our net earnings and earnings per share of excluding goodwill amortization is shown in Note 6 of the Notes to the Consolidated Financial Statements.

        In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. We adopted the provisions of SFAS 144 on January 1, 2002, as required. The adoption did not have a material impact on our results of operations or financial position in fiscal 2002.

Early Adoption of Accounting Pronouncement

        In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." (SFAS 145). This Statement, among other amendments, requires that certain gains and losses on the extinguishment of debt previously recorded as extraordinary items be classified as income or loss from continuing operations. In the fourth quarter 2002, we retired our ESOP Trust notes and elected to early adopt the provisions of this statement for fiscal year 2002. We paid $8 million in net premiums for the early retirement of our ESOP Trust Notes and the amount is classified as a separate caption from continuing operations in our Consolidated Statements of Earnings. See Note 8 of the Consolidated Financial Statements. We will adopt the remaining provisions of SFAS 145 in fiscal 2003 and do not expect it to have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standard 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards of accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires obligations associated with the retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. We adopted the provisions of this standard on January 1, 2003. The adoption of SFAS 143 is not expected to have a material impact on our Consolidated Financial Statements in fiscal 2003.

        In June 2002, the FASB issued Statement of Financial Accounting Standard 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard nullifies Emerging Issues Task Force (EITF) Issue No. 88-10 "Costs Associated with Lease Modification or Termination" and EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value when the liability is incurred. We adopted the provisions of SFAS 146 for exit or disposal activities, such as restructuring, involuntarily terminating employees, and costs associated with consolidating facilities, on January 1, 2003. The adoption of SFAS 146 is not expected to have a material impact on our Consolidated Financial Statements in fiscal 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of SFAS Nos. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. In addition, the interpretation requires an entity to recognize, at the inception of a guarantee, an initial liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure provisions of FIN 45 are effective for financial statements issued after December 15, 2002. The recognition and measurement provisions of FIN 45 are applicable only on a prospective basis for guarantees issued or modified after December 31, 2002. See Note 19 to the Consolidated Financial Statements for a discussion of our guarantees existing at December 31, 2002, and Note 1 for an analysis of our product coverage liabilities. We adopted the provisions FIN 45 on January 1, 2003. The adoption of FIN 45 is not expected to have a material impact on our Consolidated Financial Statements in fiscal 2003.

        In November 2002, the Emerging Issues Task Force released Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." This Issue provides guidance in determining when an arrangement involving multiple deliverables contains more than one unit of accounting and when more than one unit of accounting exists how the arrangement consideration should be allocated to the multiple units. The application of this issue could affect the timing of revenue recognition for multiple deliverable arrangements. The guidance in this Issue is prospective for revenue arrangements entered into after June 30, 2003. We are in the process of analyzing the impact this EITF will have, if any, on our revenue recognition in future accounting periods.

        In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, An Amendment of SFAS No. 123" (SFAS 148). This Statement amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that standard to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. SFAS 148 also amends Accounting Principles Board Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. We adopted the provisions of SFAS 123 on January 1, 2003.

        In January 2003, the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulleting No. 51 "Consolidated Financial Statements". FIN 46 provides guidance related to identifying variable interest entities (VIEs), more commonly referred to as special purpose entities (SPES) or off-balance sheet structures, and requires each company involved with a special purpose entity to determine whether it provides financial support to the special purpose entity through a variable interest. Variable interests may arise from financial instruments, service contracts, minority ownership interests or other arrangements. If an entity holds a majority of the variable interests, or a significant variable interest that is considerably more than any other party's variable interest, that entity would be required to include the assets, liabilities and results of operations of the special purpose entity in its Consolidated Financial Statements. In addition, FIN 46 requires disclosure for both VIEs that are consolidated as well as VIEs that are unconsolidated and hold a significant amount of beneficial interests, but not the majority. The disclosure provisions of FIN 46 are effective for financial statements issued after January 31, 2003, and the consolidation requirements applicable to Cummins are effective after June 15, 2003.

        Currently, we have three SPEs, two of which are already consolidated (See Notes 4 and 9 of the Notes to the Consolidated Financial Statements). We are assessing the impact of FIN 46 on the third SPE, an entity that is a party to our sale-leaseback transaction entered into in 2001. However, we do not believe that it is reasonably possible that the adoption of FIN 46 will result in our consolidation of this SPE (See Note 1 regarding Off Balance Sheet Arrangements and Special Purpose Entities).

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies accounting and reporting for derivative instruments and hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for derivative instruments and hedging activities entered into or modified after June 30, 2003, except for certain forward purchase and sale securities. For forward purchase and sale securities, SFAS 149 is effective for both new and existing securities after June 30, 2003. We do not believe the adoption of this statement will have a material effect on our Consolidated Financial Statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes accounting standards regarding the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reported as equity or were reported as "mezzanine debt" between liabilities and equity. The Company's Convertible Preferred Securities of Subsidiary Trust (Note 9 of the Consolidated Financial Statements) fall within the scope of SFAS No. 150 and will be classified as a liability in our Consolidated Statement of Financial Position effective after June 30, 2003. In addition, payments or accruals of dividends on the preferred securities will also be prospectively classified as interest expense in our Consolidated Statement of Earnings. We do not believe adoption of SFAS No. 150 will have a material effect on our Consolidated Financial Statements and will not effect our compliance with various financing arrangements or our revolving credit facility.

Forward Looking Statements

        This annual report and our press releases, teleconferences and other external communications contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Words, such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to financial risk resulting from changes in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial (derivative) instruments including price swaps, forward contracts and interest rate swaps. As clearly stated in our policies and procedures, financial instruments are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes. Our hedging transactions are entered into with banking institutions that have strong credit ratings, and thus the credit risk associated with these transactions is not considered significant. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis. Note 13 of the Notes to Consolidated Financial Statements contains further information regarding financial instruments and risk management.

        The following describes our risk exposures and provides results of sensitivity analyses performed on December 31, 2002. The sensitivity test assumes instantaneous, parallel shifts in foreign currency exchange rates, and commodity prices.

Foreign Exchange Rates

        We are exposed to foreign currency exchange risk as a result of our international business presence. We transact extensively in foreign currencies and have significant assets and liabilities denominated in foreign currencies. As a result, our earnings experience some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and naturally offsetting currency positions, we enter into forward contracts to hedge our existing exposures (recognized asset and liability) and forecasted transactions. The objective of our hedging program is to reduce the impact of changes in foreign exchange rates on earnings by essentially creating offsetting currency exposures.

        As of December 31, 2002, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $.2 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. (See Note 13 of the Consolidated Financial Statements.)

Interest Rates

        We are also exposed to interest rate risk as result of our indebtedness. Our objective in managing our exposure to changes in interests rates is to limit the effect of interest rate changes on earnings and cash flows and to lower our overall cost of borrowing. To achieve this objective, we primarily use interest rate swap agreements to manage exposure to interest rate changes related to our borrowing arrangements.

        In November 2002, we terminated an interest rate swap relating to our 6.45% Notes that mature in 2005. The swap converted $225 million notional amount from fixed rate debt into floating rate debt and would have matured in 2005. The termination of this swap resulted in a $12 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized in 2002 was $0.9 million. The remaining balance of the deferred gain is classified as "Long-term debt" in our Consolidated Statements of Financial Position.

        In March 2001, we terminated three fixed-to-floating interest rate swap agreements related to our 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005. The termination of these swaps resulted in a $9 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized in 2002 and 2001 was $2.9 million and $2.5 million, respectively.

        As of December 31, 2002, we do not own any interest rate swap agreements. (See Note 13 of the Consolidated Financial Statements.)

Commodity Prices

        We are also exposed to fluctuations in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers. To reduce the effect of raw material price changes for select commodities, we enter into commodity swap contracts to hedge a portion of our anticipated raw material purchases.

        As of December 31, 2002, the potential gain or loss related to the outstanding commodity swap contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, would be approximately $.3 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the swaps, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. (See Note 13 of the Consolidated Financial Statements.)

Item 8. Financial Statements and Supplementary Data.

        See the Index to Financial Statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        On April 1, 2002, our Board of Directors adopted the recommendation of its Audit Committee to replace Arthur Andersen LLP as our independent public accountants and engaged PricewaterhouseCoopers LLP to serve as independent public accountants for the fiscal year 2002. On June 15, 2002, a jury in Houston, Texas found Arthur Andersen LLP guilty of a Federal obstruction of justice charge arising from the Federal government's investigation of Enron Corporation. On August 31, 2002, Arthur Andersen LLP ceased practicing before the Securities and Exchange Commission.

        Arthur Andersen LLP provided us with auditing services for prior fiscal periods through December 31, 2001, including issuing an audit report with respect to our audited Consolidated Financial Statements for each of the fiscal years ended December 31, 2001 and 2000. Andersen's report did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2001 and 2000 and the interim period between December 31, 2001 and April 1, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During this period there were also no disagreements, which, if not resolved to the satisfaction of Andersen, would have caused it to make reference to the subject matter in its report on the Consolidated Financial Statements for such years.

        During the years ended December 31, 2001 and 2000 and through April 1, 2002, there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K as promulgated by the Securities and Exchange Commission. We have provided a copy of the foregoing disclosures to Andersen. A letter from Andersen stating its agreement with such disclosures was attached as an Exhibit in our Form 8-K report filed with the Securities and Exchange Commission on April 3, 2002.

        During the interim period between December 31, 2001, and April 1, 2002, we did not consult with PwC regarding the application of accounting principles to a specific transaction, or the type of audit opinion that might be rendered on our Consolidated Financial Statements for the years ended December 31, 2001, and 2000, or any other matter that was either the subject of a disagreement (as described above) or as a reportable event.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by Item 10 relating to identification of directors is incorporated by reference from "Election of Directors" on pages 4 through 6 of our Proxy Statement. Except as otherwise specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this report.

        Following are the names and ages of the executive officers of the Company, their positions with the Company as of July 15, 2003, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc position and year appointed to position	Principal position during the past five years other than Cummins Inc position currently held
Theodore M. Solso (56)	Chairman and Chief Executive Officer (2000)	President and Chief Operating Officer (1995-2000)
F. Joseph Loughrey (53)	Executive Vice President and President—Engine Business (1999)	Executive Vice President and Group President—Industrial and Chief Technical Officer (1996-1999)
Rick J. Mills (55)	Vice President and President—Filtration and Fleetguard, Inc. (2000)	Vice President—Corporate Controller (1996-2000)
Tom Linebarger (40)	Vice President and President Cummins Power Generation (2003)	Vice President and Chief Financial Officer (2000-2003), Vice President—Supply Chain Management (1998-2000), Managing Director—Holset Engineering Company Ltd (1997-1998)
Jean S. Blackwell (48)	Vice President—Chief Financial Officer and Chief of Staff (2003)	Vice President—Cummins Business Services (2001-2003), Vice President—Human Resources (1997-2001), Vice President—General Counsel (1997)
Steve Chapman (49)	Vice President—International and President International Distributor Business (2002)	Vice President—International (2000-2002), Vice President—China and Southeast Asia (1996-2000)
John C. Wall (51)	Vice President—Chief Technical Officer (2000)	Vice President—Research and Development (1995-2000)
Richard E. Harris (50)	Vice President—Treasurer (2003)	Previously Compaq Computer Corporation, Assistant Treasurer (2000-2002), Director, Treasury Planning and Banking Analysis (1998-2000)

Susan K. Carter (44)	Vice President of Finance and Chief Accounting Officer (2003)
Vice President—Corporate Controller (2002), Previously Vice President and Chief Financial Officer of a division of Honeywell, Inc.(2000-2002), Director of Finance for a division of Honeywell, Inc. (1998-2000)
Marya M. Rose (40)	Vice President—General Counsel and Corporate Secretary (2001)	Assistant General Counsel (2000), Director—Public Relations and Communications Strategy (1999), Director Public Relations (1998)

        The Chairman and Chief Executive Officer is elected annually by the Board of Directors and holds office until the first meeting of the Board of Directors following the annual meeting of the shareholders. Other officers are appointed by the Chairman and Chief Executive Officer, are ratified by the Board of Directors and hold office for such period as the Chairman and Chief Executive Officer or the Board of Directors may prescribe.

Item 11. Executive Compensation.

        The information in the Proxy Statement under the caption "Executive Compensation" and "Summary Compensation Table" is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)
The information on the security ownership of certain beneficial owners in the Proxy Statement under the caption "Principal Security Ownership" is incorporated by reference.

(b)
The information on shares of common stock of Cummins Inc beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Management" is incorporated by reference.

(c)
Change in control—None.

Item 13. Certain Relationships and Related Transactions.

        The information in the Proxy Statement under the caption "The Board of Directors and Its Committees", "Executive Compensation" and "Other Transactions and Agreements with Directors and Officers" is incorporated by reference.

Item 14. Controls and Procedures.

        We maintain a system of internal controls and procedures and disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our Consolidated Financial Statements and other disclosures included in this report. Our Board of Directors, operating through its Audit Committee which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

        During the course of their audit of our Consolidated Financial Statements for the year ended December 31, 2002, our independent auditors, PricewaterhouseCoopers LLP (PwC) advised management and the Audit Committee of the Board of Directors that they had identified certain deficiencies in internal control. The deficiencies are considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants. The weakness relates to the failure of the Company's control processes to identify material accounts payable reconciliation issues at two manufacturing locations.

        In response to these issues, senior management and the Audit Committee directed the Company to dedicate resources and take additional steps to strengthen its control processes and procedures to ensure that these internal control deficiencies do not result in a material misstatement of our Consolidated Financial Statements. Specifically, we have implemented the following corrective actions as well as additional procedures:

  •
  Instituted standard policies, procedures and controls regarding the completion of balance sheet reconciliations and timely resolution of reconciliation discrepancies on a global basis;

  •
  Expanded and enhanced our review and certification process for our annual and quarterly reports that are filed with the SEC;

  •
  Implemented additional controls and procedures to ensure global compliance with U.S. GAAP;

  •
  Instituted post implementation reviews on all new systems implementations; and

  •
  Improved the capability of our global finance organization, including additional skills training and providing additional resources in certain areas.

        We will continue to evaluate the effectiveness of our internal controls and procedures on an ongoing basis and implement actions to enhance our resources and training in the area of financial reporting and disclosure responsibilities and to review such actions with the Audit Committee and PwC. We have discussed our corrective actions and plans with the Audit Committee and PwC and as of the date of this report, we believe the actions outlined have corrected the deficiencies in internal controls that are considered to be a material weakness. PwC is unable to assess the effectiveness of our actions until they have completed their audit for the fiscal year ended December 31, 2003.

Evaluation of Disclosure Controls

        Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's senior management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective in timely alerting them to material information relating to Cummins Inc. required to be included in this Annual Report on Form 10-K.

        In addition, we are aware of no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date that we completed our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

•
Responsibility for Financial Statements (p. 55)

•
Report of Independent Auditors (p. 56)

•
Consolidated Statements of Earnings (p. 57)

•
Consolidated Statements of Financial Position (p.58)

•
Consolidated Statements of Cash Flows (p.59)

•
Consolidated Statements of Shareholders' Investment (pp. 60-61)

•
Notes to Consolidated Financial Statements (pp. 62-109)

(b)
Reports on Form 8-K

        On October 28, 2003, the Company filed a Current Report on Form 8-K under Item 5 regarding a miscalculation of third quarter diluted earnings per share.

        On November 6, 2003, the Company filed a Current Report on Form 8-K under Item 5 regarding its intention to issue $200 million of senior notes due 2010.

        On November 6, 2003, the Company filed a Current Report on Form 8-K under Item 9 regarding disclosure of information relating to the issuance of the senior notes.

        On November 20, 2003, the Company filed a Current Report on Form 8-K under Item 9 announcing it had completed the private placement offering of $250 million in senior notes.

(c)
Exhibit Index (pp. 111-112)

RESPONSIBILITY FOR FINANCIAL STATEMENTS

        We are responsible for the preparation and integrity of Cummins Consolidated Financial Statements and all related information appearing in this report. The statements and notes have been prepared in conformity with accounting principles generally accepted in the U.S. and include some amounts, which are estimates based upon currently available information and management's judgment of current conditions and circumstances. We engaged PricewaterhouseCoopers LLP, independent auditors, to audit our 2002 Consolidated Financial Statements and to reaudit our previously issued 2001 and 2000 Consolidated Financial Statements. Their report appears on the following page.

        We are also responsible for maintaining a system of accounting and control, including an internal audit function to provide reasonable assurance, at an appropriate cost benefit relationship, that assets are safeguarded against loss from unauthorized use or disposition and accounting transactions are authorized, recorded and reported properly. The system of accounting and control is improved and modified in response to changes in business conditions and operations and recommendations made by our internal auditors, including Ernst & Young LLP, whom we have engaged to provide a portion of our internal audit services in 2002, and PricewaterhouseCoopers LLP.

        In accordance with the requirements of the Sarbanes-Oxley Act of 2002, we have filed our written certifications with the Securities and Exchange Commission. The certifications have been filed as exhibits to our Form 10-K for the year ended December 31, 2002.

        The Audit Committee of the Board of Directors, composed of outside directors, meets periodically with PricewaterhouseCoopers LLP, our internal audit department and, when requested, with Ernst & Young LLP, to review internal accounting controls, audit plans and results of audit examinations, and their recommendations to improve our system of accounting and controls and our responses to those recommendations. PricewaterhouseCoopers LLP has unrestricted access to the Audit Committee and may meet with the committee with or without management present.

        At Cummins we strive to always act with integrity, to do what is right and to do what we say we will do. This principle is the foundation of our relationships with each of our stakeholders—our customers, employees, suppliers, shareholders and the communities in which we live and work. While recent legislation and regulatory developments have imposed a greater duty upon U.S. corporate management, we have always placed a premium on honesty, integrity and fairness at Cummins. We have a strict "Cummins Code of Business Conduct" that has been approved by our Board of Directors and is applicable to all of our employees, regardless of their position or the country in which they work. We accept and will comply with all of the changes in the corporate governance environment, including the disclosure certifications and we will work to ensure that our conduct is above reproach and is consistent with the high standards that have long been a part of Cummins.

/s/JEAN S. BLACKWELL Vice President and Chief Financial Officer and Chief of Staff	/s/THEODORE M. SOLSO Director and Chairman and Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of Cummins Inc.

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 2, Restatement of Previously Issued Financial Statements and Status of Debt Compliance, the Company has restated its financial statements as of December 31, 2001 and for each of the two years then ended, previously audited by other independent accountants who have ceased operations.

        As described in Note 1, Summary of Significant Accounting Policies, the Company made a change to its method of accounting for pension and postretirement employee benefit plans during the year ended December 31, 2002. In addition, as discussed in Note 1, effective January 1, 2002 the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/PRICEWATERHOUSECOOPERS LLP
July 31, 2003

CUMMINS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	2002	Restated 2001	Restated 2000
	$ Millions, except per share amounts
Net sales (includes sales to related parties of $1,320, $1,388 and $1,484, respectively)	$5,853	$5,681	$6,597
Cost of goods sold (includes purchases from related parties of $550, $547 and $621, respectively)	4,808	4,668	5,330

Gross margin	1,045	1,013	1,267
Selling and administrative expenses	736	721	773
Research and engineering expenses	201	220	246
Joint ventures and alliances income	(22)	(10)	(7)
Restructuring, asset impairment and other charges (credits)	(8)	126	154
Interest expense	61	77	87
Loss on early retirement of debt	8	—	—
Other (income)expense, net	(9)	—	6
Earnings (loss) before income taxes, minority interest, dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle	78	(121)	8
Benefit for income taxes	(38)	(44)	(20)
Minority interests	16	15	14
Dividends on preferred securities of subsidiary trust	21	11	—

Earnings (loss) before cumulative effect of change in accounting principle	79	(103)	14
Cumulative effect of change in accounting principle, net of tax of $1	3	—	—

Net earnings (loss)	$82	$(103)	$14

Earnings (loss) per share
Basic
Earnings (loss) before cumulative effect of change in accounting principle	$2.06	$(2.70)	$.35
Cumulative effect of change in accounting principle, net of tax	.07	—	—

Net earnings (loss)	$2.13	$(2.70)	$.35

Diluted
Earnings (loss) before cumulative effect of change in accounting principle	$2.06	$(2.70)	$.35
Cumulative effect of change in accounting principle, net of tax	.07	—	—

Net earnings (loss)	$2.13	$(2.70)	$.35

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Dec. 31 2002	Restated Dec. 31 2001
	$ Millions
Assets
Current assets
Cash and cash equivalents	$224	$50
Marketable securities	74	44
Receivables, net	676	517
Receivables from related parties	129	119
Inventories	641	682
Other current assets	238	209

	1,982	1,621

Property, plant and equipment
Land and buildings	580	594
Machinery, equipment and fixtures	2,303	2,255
Construction in process	69	164

	2,952	3,013
Less accumulated depreciation	1,647	1,608

	1,305	1,405
Investments in and advances to joint ventures and alliances	264	211
Goodwill	343	342
Other intangible assets	96	109
Deferred income taxes	640	429
Other noncurrent assets	207	194

Total assets	$4,837	$4,311

Liabilities and shareholders' investment
Current liabilities
Loans payable	$19	$21
Current maturities of long-term debt	119	9
Accounts payable	427	390
Accrued product coverage and marketing expenses	233	240
Other accrued expenses	531	404

	1,329	1,064
Long-term debt	999	915
Other long-term liabilities	1,285	974
Minority interest	92	84
Cummins obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of Cummins	291	291
Shareholders' investment
Common stock, $2.50 par value, 150 million shares authorized, 48.6 and 48.6 million shares issued	121	121
Additional contributed capital	1,115	1,119
Retained earnings	569	536
Accumulated other comprehensive income	(527)	(325)
Common stock in treasury, at cost, 7.0 and 7.2 million shares	(280)	(289)
Common stock held in trust for employee benefit plans, 2.6 and 2.9 million shares	(128)	(140)
Unearned compensation	(29)	(39)

	841	983

Total liabilities and shareholders' investment	$4,837	$4,311

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2002	Restated 2001	Restated 2000
	$ Millions
Cash flows from operating activities
Net earnings (loss)	$82	$(103)	$14
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Cumulative effect of change in accounting principle	(3)	—	—
Loss on early extinguishment of debt	8	—	—
Depreciation and amortization	219	229	240
Restructuring and other	(21)	66	104
Equity in (earnings) losses of joint ventures and alliances	(9)	8	11
Minority interest	16	15	14
Translation and hedging activities	2	5	(5)
Changes in assets and liabilities:
Receivables	(87)	206	69
Proceeds (repayments) from sale of receivables	(55)	(164)	219
Inventories	46	71	12
Accounts payable and accrued expenses	(25)	(199)	(236)
Other	20	18	30

Net cash provided by operating activities	193	152	472

Cash flows from investing activities
Property, plant and equipment:
Capital expenditures	(90)	(206)	(228)
Investments in internal use software	(20)	(28)	(56)
Proceeds from disposals	16	18	6
Proceeds from sale-leasebacks	—	143	—
Investments in and advances to joint ventures and alliances	(60)	(48)	(86)
Acquisitions and dispositions of business activities, net	32	1	(35)
Purchases of marketable securities	(116)	(74)	(18)
Sales of marketable securities	86	53	8
Other	—	1	(1)

Net cash used in investing activities	(152)	(140)	(410)

Net cash provided by operating and investing activities	41	12	62

Cash flows from financing activities
Proceeds from borrowings	258	—	1
Payments on borrowings	(87)	(9)	(10)
Net (payments) borrowings under short-term credit agreements	(4)	(248)	(6)
Repurchases of common stock	—	—	(16)
Dividend payments on common stock	(50)	(50)	(50)
Proceeds from issue of preferred securities of subsidiary trust	—	291	—
Other	14	14	—

Net cash provided by (used in) financing activities	131	(2)	(81)

Effect of exchange rate changes on cash and cash equivalents	2	(1)	(2)

Net change in cash and cash equivalents	174	9	(21)
Cash and cash equivalents at beginning of year	50	41	62
Cash and cash equivalents at end of year	$224	$50	$41

Cash payments during the year for:
Interest	$52	$80	$88
Income taxes	30	20	73

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

	2002		Restated 2001		Restated 2000
	$ Millions
Common stock
Balance at beginning of year	$121		$122		$121
Issued under incentive plans	1		—		—
Retirement of stock issued under incentive plans	(1)		—		—
Other	—		(1)		1

Balance at end of year	121		121		122

Additional contributed capital
Balance at beginning of year	1,119		1,124		1,120
Issued to trust for employee benefit plans	1		(2)		(3)
Issued under incentive plans	6		4		6
Retirements under incentive plans	(7)		(6)		(1)
Change in receivables from employees for stock purchases	(1)		1		(4)
Other	(3)		(2)		6

Balance at end of year	1,115		1,119		1,124

Retained earnings
Balance at beginning of year	536		689		725
Net earnings (loss)	82	$82	(103)	$(103)	14	$14
Cash dividends on common stock	(50)		(50)		(50)
Other	1		—		—

Balance at end of year	569		536		689

Accumulated other comprehensive income (loss)
Balance at beginning of year	(325)		(159)		(99)
Foreign currency translation, net of tax of $4, $5, and $7		50		(25)		(59)
Minimum pension liability, net of tax of $145, $78, and $1		(257)		(140)		(2)
Unrealized gain (loss) on securities		3		—		1
Unrealized (loss) on derivatives		2		(1)		—

Other comprehensive income (loss)	(202)	(202)	(166)	(166)	(60)	(60)

Comprehensive income (loss)		$(120)		$(269)		$(46)

Balance at end of year	(527)		(325)		(159)

Common stock in treasury
Balance at beginning of year	(289)		(290)		(274)
Repurchased	—		—		(16)
Issued	9		1		—

Balance at end of year	(280)		(289)		(290)

Common stock held in trust for employee benefit plans
Balance at beginning of year	(140)		(151)		(164)
Allocated to benefit plans	12		11		13

Balance at end of year	(128)		(140)		(151)

Unearned compensation
Balance at beginning of year	(39)		(55)		(64)
Change in restricted stock unearned compensation, net	7		13		7
Shares allocated to ESOP participants	3		3		2

Balance at end of year	(29)		(39)		(55)

Shareholders' investment	$841		$983		$1,280

Shares of stock (millions)	2002	Restated 2001	Restated 2000
Common stock, $2.50 par value, 150 million shares authorized
Balance at beginning of year	48.6	48.6	48.3
Shares issued	—	—	.2
Shares issued under incentive plans	.2	.2	.2
Retirements under incentive plans	(.2)	(.2)	(.1)

Balance at end of year	48.6	48.6	48.6

Common stock in treasury
Balance at beginning of year	7.2	7.2	6.8
Shares repurchased	—	—	.4
Shares issued	(.2)	—	—

Balance at end of year	7.0	7.2	7.2

Common stock held in trust for employee benefit plans
Balance at beginning of year	2.9	3.1	3.4
Shares allocated to benefit plans	(.3)	(.2)	(.3)

Balance at end of year	2.6	2.9	3.1

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

        Our Consolidated Financial Statements include the accounts of all majority-owned subsidiaries where our ownership is more than 50% of common stock. All significant intercompany balances and transactions with majority-owned subsidiaries are eliminated in our Consolidated Financial Statements. Where our ownership interest is less than 100 percent, the minority ownership interest is reported in our Consolidated Statements of Financial Position as a liability. The minority ownership interest of our earnings or loss, net of tax, is classified as "Minority interest" in our Consolidated Statements of Earnings.

Investments in Unconsolidated Entities

        We use the equity method to account for our investments in joint ventures, affiliated companies and alliances in which we have the ability to exercise significant influence, generally represented by common stock ownership or partnership equity of at least 20 percent but not more than 50 percent. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in earnings or losses after the date of acquisition. Investment amounts in excess of our share of a joint venture's assets are amortized over the life of the related asset creating the excess. If the excess is goodwill, then it is not amortized. Equity in earnings or losses of each joint venture, affiliate and alliance is recorded according to our level of ownership; if losses accumulate, we record our share of losses until our investment has been fully depleted. If our investment has been fully depleted, we recognize additional losses only when we are the primary funding source. Significant transactions with unconsolidated entities are eliminated in our Consolidated Financial Statements. Our investments are classified as "Investments in and advances to joint ventures and alliances" in our Consolidated Statements of Financial Position. Our share of the results from joint ventures, affiliated companies and alliances is reported in our Consolidated Statements of Earnings as "Joint ventures and alliances income."

Use of Estimates

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

Revenue Recognition

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

Foreign Currency

        We translate assets and liabilities of foreign entities to US dollars, where the local currency is the functional currency, at year-end exchange rates. We translate income and expenses to US dollars using weighted average exchange rates for the year. We record adjustments resulting from translation in a separate component of shareholders' investment and include the adjustments in net earnings only upon sale or liquidation of the underlying foreign investment.

        Foreign currency transaction gains and losses are included currently in net earnings for the period. For foreign entities where the US dollar is the functional currency, including those operating in highly inflationary economies, we translate inventory, property, plant and equipment balances and the related earnings statement using historical exchange rates. We include the resulting gains and losses in the Consolidated Statements of Earnings, which combined with transaction gains and losses amounted to net losses of $14 million in 2002, $11 million in 2001 and $13 million in 2000.

Derivative Instruments

        We make use of derivative instruments in foreign exchange, commodity price and interest rate-hedging programs. Derivatives currently in use are foreign currency forward contracts and commodity swap contracts. These contracts are used strictly for hedging and not for speculative purposes.

        We are exposed to foreign currency exchange risk as a result of our international business presence. We transact extensively in foreign currencies and have significant assets and liabilities denominated in foreign currencies. As a result, our earnings experience some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and naturally offsetting currency positions, we enter into forward contracts to hedge our existing exposures (recognized assets and liabilities) and forecasted transactions.

        We enter into commodity swaps to offset our exposure to price volatility for certain raw materials used in the manufacturing process and have the discretion to settle these transactions either in cash or by taking physical delivery. As a result, we do not consider these contracts to be financial instruments for accounting purposes but account for them as hedges.

        We record all derivatives at fair value in our financial statements. Note 13 provides further information on our hedging strategy and accounting for derivative financial instruments.

Income Tax Accounting

        We determine our income tax provision using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Our deferred tax assets are reduced by a valuation allowance to the extent there is uncertainty as to their ultimate realization. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. During interim reporting periods our income tax provision is based upon the estimated annual effective tax rate of those taxable jurisdictions where we conduct business.

Cash Equivalents

        Cash equivalents include all highly liquid investments with an original maturity of three months or less at the time of purchase.

Marketable Securities

        We classify our investments in marketable securities as "available-for-sale" or "held-to-maturity" in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). We do not have any investments classified as "trading." Investments that we intend to hold for more than one year are classified as long-term investments. See Note 3 for a detailed description of our investments.

        Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Unrealized losses considered to be "other-than-temporary" are recognized currently in earnings. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value.

Earnings Per Share:

        We calculate basic earnings per share (EPS) of common stock by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if options or securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS. We exclude shares of common stock held by the Company's Retirement Savings Plan in the Employee Benefits Trust (see Note 14) from weighted average shares outstanding for the EPS calculation until those shares are distributed from the trust. Following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net earnings (loss) per share:

	2002	2001	2000
	$ Millions, except per share amounts
Earnings (loss) before cumulative effect of change in accounting principle	$79	$(103)	$14
Weighted average common shares outstanding:
Basic	38.6	38.3	38.2
Dilutive effect of stock options	.2	—	—

Diluted	38.8	38.3	38.2

Earnings (loss) per share before cumulative effect of change in accounting principle:
Basic	$2.06	$(2.70)	$.35
Diluted	2.06	(2.70)	.35

        The weighted average diluted common shares outstanding for 2002 and 2001 excludes the effect of 6.3 and 2.9 million shares, respectively, attributable to the conversion of our Preferred Securities of Subsidiary Trust because the effect was antidilutive. The calculation also excludes .1 million shares in 2001 attributable to the exercise of outstanding options because their effect was antidilutive.

        The weighted average diluted common shares outstanding for 2002, 2001 and 2000 excludes the effect of approximately 4.4 million, 3.8 million and 3.6 million common stock options, respectively, since such options have an exercise price in excess of the average market value of our common stock during those years.

Inventories

        Our inventories are stated at the lower of cost or net realizable value. At December 31, 2002 and 2001, approximately 26 percent and 22 percent, respectively, of our domestic inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Inventories at December 31 were as follows:

	2002	2001
	$ Millions
Finished products	$381	$385
Work-in-process and raw materials	316	354

Inventories at FIFO cost	697	739
Excess of FIFO over LIFO	(56)	(57)

	$641	$682

Property, Plant and Equipment

        We record property, plant and equipment at cost. We depreciate the cost of substantially all engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. We depreciate the cost of all other equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $183 million, $184 million and $200 million for the year ended December 31, 2002, 2001 and 2000, respectively.

Long Lived Assets

        We evaluate the carrying value of our long-lived assets by performing impairment tests whenever adverse events or changes in circumstances indicate a possible impairment loss. Such impairment tests are based on a comparison of the estimated undiscounted future cash flows to the carrying value of the asset. If impairment is indicated, the asset carrying value is reduced to its fair market value or if fair market value is not readily available, the value is determined using an appropriate discount rate for expected cash flows.

Goodwill

        Goodwill represents the excess of purchase price paid over the fair value of net assets acquired in a business combination accounted for as a purchase.

        In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). We adopted SFAS 142 effective January 1, 2002. As required by SFAS 142, we no longer amortize goodwill, but rather we allocate goodwill to reporting units for purposes of performing annual impairment tests using a fair-value-based analysis. See Note 6 for a further discussion about goodwill and the effects of discontinuing the amortization of goodwill.

Software

        We capitalize internal and external software costs (excluding research, reengineering and training) and amortize them generally over 3-5 years.

Product Coverage

        We charge the estimated costs of product coverage programs, other than product recalls, to earnings at the time products are shipped to customers. We use historical experience of product coverage programs to estimate the remaining liability for our various product coverage programs. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when the recall action is announced. We review and assess the liability for these programs on a quarterly basis.

        Below is summary of the activity in our product coverage liability account for the year ended December 31, 2002, including adjustments to pre-existing warranties during the period:

2002
$ Millions
Balance December 31, 2001	$322
Provision for warranties issued	144
Payments	(204)
Changes in estimates for pre-existing warranties	56

Balance December 31, 2002	$318

Product Liability

        From time to time, we issue indemnifications to our customers and joint venture partners which indicate that we will indemnify them against any loss suffered as a result of a defective product we have sold them. In addition, periodically, we enter into license agreements or joint venture agreements where we license a patent, trademark or other similar intangible asset and agree to indemnify the licensee against any losses suffered should the patent, trademark or intangible asset infringe upon a third party asset. We provide reserves for these exposures when it is probable that we have suffered a loss, the loss is reasonably estimable and the loss exceeds any insurance coverage we may have. The activity in our product liability accrual for the year ended December 31, 2002 was as follows:

2002
$ Millions
Balance December 31, 2001	$8
Provision	4
Payments	(1)

Balance December 31, 2002	$11

Treasury Stock and Employee Stock Plans

        We use the weighted average cost method to account for treasury stock transactions.

        We account for stock option transactions and other stock based employee awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). Under APB 25, we do not record compensation expense upon the issuance of stock options because the exercise price of stock options granted equals the market price on the grant date. However, consistent with the provisions of SFAS No. 123, as amended by SFAS

No. 148, the following table summarizes the pro forma net earnings and per share amounts as if we had accounted for stock options using the fair market value approach:

	2002	2001	2000
	$ Millions, except per share amounts
Net earnings (loss)
As reported	$82	$(103)	$14
Add: Stock based employee compensation included in net earnings (loss), net of tax	4	7	9
Less: Stock based employee compensation determined under fair value method, net of tax	(17)	(24)	(20)

Pro forma net earnings (loss)	$69	$(120)	$3

Basic earnings (loss) per share
As reported	$2.13	$(2.70)	$.35
Pro forma	1.79	(3.14)	.06
Diluted earnings (loss) per share
As reported	$2.13	$(2.70)	$.35
Pro forma	1.79	(3.14)	.06

        Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The assumptions used in calculating this fair value is more fully described in Note 14.

        We compute compensation expense related to restricted stock awards based on the fair value of the stock at the grant date and amortize that expense ratably over the vesting period of the award, as more fully described in Note 14.

        Beginning January 1, 2003, we are changing our method of accounting for stock-based employee awards to the fair value method preferred by SFAS No. 123. The change will be implemented on a prospective basis only for new option grants made on or after January 1, 2003.

        Additional contributed capital in our Statements of Financial Position is presented net of employee loans for stock purchases. As of December 31, 2002, 2001 and 2000 the loan amount was $13 million, $12 million and $13 million, respectively.

Shipping and Handling Costs

        Our shipping and handling costs are expensed as incurred. The majority of these costs is associated with operations of our inventory distribution centers and warehouse facilities and are classified as selling and administrative expenses in our Consolidated Statements of Earnings. For the years ended December 31, 2002, 2001 and 2000, these costs were approximately $88 million, $93 million and $93 million, respectively.

Research and Development

        We expense research and development expenditures, net of contract reimbursements, when incurred. Research and development expenses were $195 million in 2002, $203 million in 2001 and $225 million in 2000.

Allowance for Doubtful Accounts

        We provide an allowance for doubtful accounts based on our collection experience and an analysis of our accounts receivable in light of the current economic environment. In addition, when necessary, we provide for the full amount of specific accounts deemed to be uncollectable. The activity in our allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 was as follows:

	2002	2001	2000
	$ Millions
Beginning balance	$9	$10	$10
Provision	8	3	3
Write-offs	(3)	(4)	(3)

Ending balance	$14	$9	$10

Off-Balance Sheet Arrangements and Special Purpose Entities

        We use a special purpose entity (SPE), Cummins Receivable Corporation, in connection with the sale of our trade accounts receivable. Cummins Receivable Corporation is a wholly-owned, bankruptcy-remote special purpose subsidiary that transfers an interest in our receivables, without recourse, to limited purpose receivable securitization entities (conduits) that are established and managed by an independent financial institution. Following the transfer of the sold receivables to the conduits, those receivables are no longer assets of Cummins and the sold receivables no longer appear on our balance sheet. The use of this financing arrangement enables us to access highly liquid and efficient markets to finance our working capital needs when receivables are sold and packaged in this type of structure. As of December 31, 2002, there were no proceeds outstanding under the securitization program.

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

        None of our officers, directors or employees of Cummins or its affiliates hold any direct or indirect equity interests in either Cummins Receivable Corporation or Cummins Capital Trust I other than through holdings of Cummins common stock.

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

Reclassifiations

        Certain reclassifications have been made to the 2001 and 2000 financial information to conform to the current year presentation.

Change in Accounting Principle

        Effective January 1, 2002, we changed the annual measurement date of our pension plan assets used in determining their market-related value and of our plan liabilities for our pension plans and postretirement benefit plans from September 30 to November 30. We made this change to more closely align the measurement date with our fiscal year end. These plans are more fully discussed in Note 11.

        As a result of this change, we recorded, retroactive to our first fiscal quarter, a favorable cumulative effect of a change in accounting principle of approximately $4 million, or $3 million on an after-tax basis. This amount is disclosed as a separate line item in the accompanying Consolidated Statements of Earnings. The change did not have a material impact on the amount of pension or postretirement expense recorded in 2002. Had we used a November 30 measurement date in prior periods, the amount of pension and postretirement expense recorded in 2001 and 2000 would have been reduced by approximately $1.1 and $.7 million, respectively.

Early Adoption of Accounting Pronouncement

        We have elected to early adopt the provisions of Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Since FASB Statement No. 4 has been rescinded, retirements of debt are no longer automatically classified as an extraordinary item. Rather, retirements of debt are only classified as extraordinary to the extent the specified criteria in Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30) are met. As such, the loss from the early retirement of our ESOP Notes was not classified as extraordinary as we believe it did not meet the criteria of APB No. 30. See Note 8 for further discussion of this transaction.

Recently Issued Accounting Pronouncements Not Yet Effective

        In June 2001, the FASB issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset. We adopted this statement on January 1, 2003. The adoption of this statement did not have a material effect on our financial statements.

        In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This standard nullifies Emerging Issues Task Force (EITF) Issue No. 88-10 "Costs Associated with Lease Modification or Termination" and EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value when the liability is incurred. We adopted the provisions of SFAS 146 for exit or disposal activities, such as restructuring, involuntarily terminating employees, and costs associated with consolidating facilities, for actions begun after December 31, 2002. The adoption of this statement did not have a material effect on our financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. In addition, this interpretation will require a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of FIN 45 are effective for annual or interim financial statements of periods ending after December 15, 2002. See Note 19 for a discussion of our guarantees existing at December 31, 2002. We adopted the recognition provisions of FIN 45 for new or modified guarantees issued on or after January 1, 2003. The adoption of this statement did not have a material effect on our financial statements.

        In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." This issue provides guidance as to how to determine when an arrangement involving multiple deliverables contains more than one unit of accounting and when more than one unit of accounting exists, how the arrangement consideration should be allocated to the multiple units. The application of this issue could affect the timing of the recognition of revenue for multiple deliverable arrangements. The guidance in this issue is prospective for revenue arrangements entered into after June 30, 2003. We are in the process of analyzing the impact this EITF will have, if any, on our revenue recognition in the future.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" (FIN 46). FIN 46 provides guidance related to identifying variable interest entities (VIEs), including entities more commonly referred to as special purpose entities or SPEs, and in determining whether such entities should be consolidated by the entities' primary beneficiary, defined in FIN 46 as the entity that holds the majority of the variable interests in the VIE. In addition, FIN 46 requires disclosure for both consolidated and non-consolidated VIEs. Certain disclosure provisions of FIN 46 are effective for financial statements issued after January 31, 2003, and the consolidation requirements applicable to Cummins are effective for all periods beginning after June 15, 2003. Currently we participate in four VIEs, two of which are already consolidated (See Notes 4 and 9). We are assessing the impact of this interpretation on the other two VIEs, one that is a party to our sale-leaseback transaction entered into in 2001 and a receivable securitization conduit to which our consolidated VIE sells receivables. Although we are still assessing the impact, we currently do not believe we are considered the primary beneficiary of either VIE and therefore would not be required to consolidate these entities. Our maximum potential loss related to the sale-leaseback SPE is limited to the amount of our residual value guarantee as discussed in Note 18. At December 31, 2002, there is no potential loss related to the receivable securitization conduit, as the conduit does not hold any Cummins receivables at that date.

        In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. We are required to adopt SFAS 150 for our existing financial instruments on July 1, 2003. The adoption of this statement will result in the classification of our obligations associated with the Convertible Preferred Securities of Subsidiary Trust as a liability and will result in the classification of the dividend payments on these securities as interest expense in our Consolidated Statements of Earnings. The adoption of this statement will have no impact on net earnings.

Note 2. Restatement of Previously Issued Financial Statements and Status of Debt Compliance

        On April 14, 2003, we announced that we had determined that our previously issued financial statements for the years ended December 31, 2000 and 2001 would require restatement and reaudit. The restatement was necessary to correct prior period accounting errors related primarily to unreconciled accounts payable accounts at two of our manufacturing locations, the majority of which were associated with the integration of a new enterprise resource planning system into our accounting processes. We were required to have these restated financial statements audited by our current auditors, since Arthur Andersen LLP, our predecessor auditor for the years subject to restatement, had ceased operations.

        The restatement and reaudit of our financial statements included a comprehensive review of the accounting records underlying our financial statements for the related periods. The accompanying financial statements reflect adjustments made to our previously reported information as a result of this comprehensive review and the work performed during the restatement and reaudit process in order to correct accounting errors primarily associated with the period of accounting recognition. We have segregated these adjustments into the following categories:

  1.
  Adjustments stemming from the unreconciled accounts at our manufacturing locations referred to above. These errors resulted from deficiencies in our control processes to identify and resolve the reconciliation issues in a timely manner.

  2.
  Adjustments related to the correction of accounting errors previously recorded in the period management identified the error. Generally Accepted Accounting Principles (GAAP) and SAB 99 permit these types of adjustments to be recorded in the period errors are identified to the extent they are not deemed material for purposes of restating prior period financial statements. The most significant items in this category are related to the reconciliation of certain intercompany accounts and other clearing or suspense accounts associated with receivables, accounts payable and accrued payroll. As a result of the restatement, management has now reflected these items in the periods to which they relate.

  3.
  Other adjustments to correct errors were identified during the restatement process and have been categorized and summarized as follows:

  a.
  Revisions to various accounts (primarily reserve and accrual accounts) that relate to significant estimates, uncertainties and judgments where the original amount was either calculated incorrectly or documentation directly supporting the original amount could not be located. The most significant items in this category include adjustments to obligations associated with marketing programs, inventory overhead cost capitalization and product liability reserves.

  b.
  Adjustments to certain accounts to achieve proper and consistent application of GAAP throughout our organization. For example, this category includes adjustments for liabilities or reserves not recorded by certain of our locations that are required by US GAAP. The most significant item in this category relates to the omission of an accrual for long-term variable incentive compensation in 2001. This category also includes adjustments related to the calculation of expense for certain non-US subsidiary defined benefit pension plans in accordance with US GAAP.

  c.
  Corrections to previously reported restructuring charges. These adjustments primarily relate to the timing of when certain charges were accrued or when excess reserves were reversed back into earnings as a result of changes in estimates for restructuring actions.

      Approximately half of the adjustments to our charges related to timing of recognition of certain employee related costs in one restructuring action. US GAAP requires that these costs be accrued only after a specific announcement to employees. At one plant location, we accrued certain costs after management made the decision to terminate employees but prior to an announcement meeting the specificity required by US GAAP. With regard to the excess reserve adjustments, we previously reversed excess restructuring reserves at the time the associated restructuring plan was substantially complete. The adjustment was made to reverse the reserve in the period in which it was determined to be in excess, as required under US GAAP.

    d.
    Other revisions to the financial statements, each of which impacted net income by less than $.8 million, net of tax, less than $1 million pre-tax.

        The following tables show the effect of the restatement adjustments on our previously issued financial statements:

		Restated	Restated
Increase (decrease) in net earnings ($ millions):
	2002(a)	2001	2000	Pre-2000	Total
Net earnings (loss)—as previously reported	$72	$(102)	$8
Net adjustments (pre tax):
1. Manufacturing location adjustments (b)	(8)	(1)	(4)	$(13)	$(26)
2. Items now recorded in period of occurrence	20	5	23	(51)	(3)
3. Other adjustments:
a. Accrual and reserve measurements	(8)	(1)	(5)	15	1
b. GAAP application adjustments	17	(4)	(5)	(8)	—
c. Restructuring adjustments	(7)	(1)	(3)	11	—
d. Other, net	—	(1)	(1)	(2)	(4)

Total net adjustments (pre tax)	14	(3)	5	(48)	(32)
Tax effect	(4)	2	1	11	10

Total adjustments, net of tax	10	(1)	6	$(37)	$(22)

Net earnings (loss)—as restated	$82	$(103)	$14

Basic and diluted earnings per share—as previously reported	$1.87	$(2.66)	$.20
Effect of restatement adjustments	.26	(.04)	.15

Basic and diluted earnings per share—as restated	$2.13	$(2.70)	$.35

Summary of net expense adjustments by Statements of Earnings caption—increase (decrease) to net earnings (loss):
Cost of goods sold	$12	$(8)	$8
Selling and administrative expenses	1	7	3
Research and engineering expenses	2	—	(2)
Joint ventures and alliances income	—	—	(2)
Restructuring, asset impairment and other charges	(6)	(1)	6
Interest expense	2	(1)	(1)
Other income (expense), net	2	—	(7)
Minority interests	1	—	—

Total net adjustments (pre tax)	$14	$(3)	$5

(a)
This column shows the impact of the adjustments in 2002. Previously reported net income for 2002 represents the unaudited results that were included in the Form 8-K furnished on May 12, 2003. The changes in Statements of Earnings captions are computed as changes from the related unaudited Statements of Earnings amounts included in that Form 8-K.

(b)
Amount includes $4 million of reconciling items written off in the fourth quarter of 2002 that could not be associated with a specific period.

Change in shareholders' investment ($ millions):
Shareholders' investment at December 31, 2001—as previously reported	$1,025
Cumulative net decrease in net earnings—pre 2000	(37)
Net increase in net earnings—2000	6
Net decrease in net earnings—2001	(1)
Reclassification of employee receivables related to stock purchases (a)	(12)
Cumulative net change in comprehensive income	1
Other	1

Shareholders' investment as of December 31, 2001—as restated	$983

(a)
This item was previously reflected in our Statements of Financial Position as a non current receivable.

Change in 2001 Statements of Financial Position ($ in millions)	As Reported	As Restated
Current assets	$1,635	$1,621
Non current assets	2,700	2,690
Current liabilities	970	1,064
Non current liabilities	2,049	1,973
Shareholders investment	1,025	983

        As a result of the restatement and reaudit, we delayed the filing of this Annual Report on Form 10-K for the year ended December 31, 2002, and our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, with the Securities and Exchange Commission (SEC). As previously disclosed, the delay in filing resulted in a breach of a requirement for timely satisfaction of SEC filing obligations under several of our credit agreements, the most significant of which are discussed below. A majority of our long-term debt is governed by three Indenture agreements summarized as follows:

  •
  A November 20, 2002, Indenture between the Company and BNY Midwest Trust Company as trustee for $250 million in 9.5% senior notes;

  •
  A June 18, 2001, Indenture between the Company and BNY Midwest Trust Company as trustee for $300 million in 7% convertible preferred securities; and,

  •
  A March 1, 1986, Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) for four series of securities with an aggregate value of $765 million.

        Under each of the Indentures, we are required to deliver to the respective Trustees a copy of our Annual Report on Form 10-K within specified periods of time after such filings are due (March 31, 2003). The breach caused by the delay in filing our Annual Report on Form 10-K gave certain rights to the Trustees and debt holders under the Indentures to accelerate maturity of our indebtedness if they give us notice and we do not cure the breach within 60 days. However, neither the Trustees nor the respective debt holders have given us such notice. As a result, we continue to classify our debt as long-term in the Consolidated Statements of Financial Position.

        In connection with the 2002 Indenture, we agreed to file an exchange offer registration statement with the SEC and complete that offer no later than May 19, 2003. As a result of the delay in filing our Annual Report on Form 10-K with the SEC, we were unable to complete the exchange offer and became contractually obligated to pay an additional 0.25% per annum interest on the notes issued under that Indenture. For each 90-day delay in the completion of the exchange offer, the interest rate on the notes will increase by an additional 0.25% per annum up to a 1% maximum increase until such time as the exchange offer is completed.

        In connection with the 2001 Indenture governing the issue of our 7% convertible preferred securities, we exercised our right to suspend the use of the resale prospectus, which is part of a shelf registration statement that we had filed and had declared effective to permit the resale of these securities, pending the filing of our Annual Report on Form 10-K with the SEC. Effective March 31, 2003, this suspension resulted in an increase of 0.5% per annum in the dividend rate borne by these securities, which we will continue to pay until we permit the resale prospectus to be used after the filing of our Annual Report on Form 10-K.

        In November 2002, we entered into a new credit facility agreement that provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. The agreement requires that we annually deliver audited financial statements to the lenders within a specified period of time. As a result of the restatement and reaudit process, we received a waiver from our lenders through November 30, 2003, of any breach due to a delay in the delivery of our audited financial statements. There were no amounts outstanding under this facility at December 31, 2002.

        By filing this Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter ended March 30, 2003, with the SEC and by delivering a copy of these filings to the Trustees of the Indentures and to our lender under the credit facility agreement, we will cure the noncompliance under the abovementioned Indentures and comply with the terms of the credit facility agreement. We expect to satisfy our registration obligations relating to the 2002 and 2001 Indentures in the near term, following which the incremental interest and dividend payments will be discontinued.

Note 3. Marketable Securities

        The following is a summary of marketable securities at December 31:

	2002			2001
	Cost	Gross unrealized gains	Est. fair value	Cost	Gross unrealized gains	Gross unrealized losses	Est. fair value
	$ Millions
Available-for-sale:
Debt mutual funds	$44	$2	$46	$16	$—	$—	$16
Government debt securities—non-US	8	1	9	9	—	—	9
Corporate debt securities	14	—	14	6	1	—	7
Equity securities	5	—	5	9	—	(4)	5
Held-to-maturity:
Commercial paper and other	5	—	5	12	—	—	12

Total marketable securities	$76	$3	$79	$52	$1	$(4)	$49

Current	$71	$3	$74	$43	$1	$—	$44
Non-current	5	—	5	9	—	(4)	5

        Proceeds from sales of available-for-sale securities were $59 million, $19 million and $3 million in 2002, 2001 and 2000, respectively. Purchases of available-for-sale securities were $95 million, $39 million and $6 million in 2002, 2001 and 2000, respectively. Gross realized gains from the sale of available-for-sale securities were $1 million in 2002 and $2 million in 2001. Gross realized gains and losses in 2000 were not material. During the fourth quarter of 2002, we recorded a $4 million charge related to an "other-than-temporary" impairment of an investment in common stock.

        The commercial paper and other investments mature during 2003. The fair value of available-for-sale investments in debt securities by contractual maturity at December 31, 2002, is as follows:

Maturity date	Fair value
($ Millions)
1 year or less	$8
1-5 years	8
5-10 years	4
After 10 years	3

Note 4. Sales of Receivables

        In December 2000, we entered into an agreement to sell an interest in designated pools of trade receivables to Cummins Receivable Corporation (CRC), a special purpose subsidiary. The subsidiary transfers an interest in its receivables, without recourse, to limited purpose receivable securitization companies (conduits) that are established and managed by an independent financial institution. The conduits fund their purchases of receivables from the subsidiary by issuing commercial paper. To maintain a balance in the designated pools of receivables sold, we sell new receivables as existing receivables are collected. Receivables transferred to CRC that are not sold to the conduit are classified in accounts receivable and are subordinate to the conduit's interest in the pool of receivables. The agreement for the sale of receivables provides for continuation of the program on a revolving basis for a three-year period. We amended the agreement in April 2002 to change the requirement for maintaining an investment grade credit rating, which resulted in an increase in the interest rate. The terms of the agreement contain certain covenants, which among other restrictions require us to maintain minimum credit ratings, as amended, on our long-term senior unsecured debt of "BB" from Standard & Poor's and "Ba2" from Moody's.

        No accounts receivable sold to the subsidiary were written off during 2002, 2001 or 2000. The weighted average interest rate on securitized repayments during 2002, 2001 and 2000 was 1.8 percent, 4.4 percent and 6.5 percent, respectively. The sold receivables servicing portfolio, which is included in receivables at December 31, and the proceeds from the sale of receivables and other cash flows received from and paid to CRC follows:

	2002	2001	2000
	$ Millions
Sold receivables servicing portfolio	$242	$231	$355
Proceeds outstanding from receivable sales	—	55	219
Receivables sold to CRC	3,420	2,986	741
Collections reinvested in CRC	3,409	3,110	385
Servicing fees and interest	2	8	—

Note 5. Joint Ventures and Alliances and Related Party Transactions

        Investments in and advances to joint ventures and alliances and our ownership percentage at December 31 were as follows:

	Ownership %	2002	2001
		$ Millions
Consolidated Diesel	50%	$60	$47
European Engine Alliance	33%	56	44
AvK/SEG Newage	50%	36	15
Dongfeng Cummins	50%	29	25
Komatsu alliances	20%—50%	25	19
Chongqing Cummins	50%	22	19
Tata Cummins	50%	18	17
Other	Various	18	25

Total		$264	$211

        We have approximately $17 million in our investment account at December 31, 2002, that represents cumulative undistributed earnings in our joint ventures. Summary financial information for our joint ventures and alliances was as follows:

	2002	2001	2000
	$ Millions
Net sales	$1,682	$1,573	$1,626
Gross margin	282	222	189
Net earnings	41	21	16
Cummins share of net earnings	20	7	3
Current assets	$617	$426	$448
Noncurrent assets	684	620	596
Current liabilities	(424)	(366)	(405)
Noncurrent liabilities	(511)	(375)	(291)

Net assets	$366	$305	$348

Cummins share of net assets	$173	$144	$159

Related Party Transactions

        In accordance with the provisions of various joint venture agreements, we may purchase products and components from the joint ventures, sell products and components to the joint ventures and the joint ventures may sell products and components to unrelated parties. Joint venture transfer prices to us may differ from normal selling prices. Certain joint ventures agreements transfer product to us at cost, some transfer product to us on a cost-plus basis, and others transfer product to us at market value.

        We purchase significant quantities of midrange diesel and natural gas engines, components and service parts from Consolidated Diesel Company (CDC), an unconsolidated general partnership. The partnership was formed in 1980 with J. I. Case (Case) to jointly fund engine development and manufacturing capacity. Cummins and Case (now CNH Global N.V.) are general partners and each partner shares 50 percent ownership in CDC. Under the terms of the agreement, CDC is obligated to make its entire production of diesel engines and related products available solely to the partners. Each partner is entitled to purchase up to one-half of CDC's actual production; a partner may purchase in excess of one-half of actual production to the extent productive capacity is available beyond the other partner's purchase requirement. The partners are each obligated, unconditionally and severally, to purchase annually at least one engine or engine kit produced by CDC, provided a minimum of one engine or kit is produced. The transfer price of CDC's engines to the partners must be sufficient to cover its manufacturing cost in such annual accounting period, including interest and financing expenses, depreciation expense and payment of principal on any of CDC's indebtedness. In addition, each partner is obligated to contribute one-half of the capital investment required to maintain plant capacity and each partner has the right to invest unilaterally in plant capacity, which additional capacity can be utilized by the other partner for a fee. To date, neither partner has made a unilateral investment in plant capacity at CDC.

        We are not a guarantor of any of CDC's obligations or commitments; however, we are required to provide up to 50 percent of CDC's base working capital as defined by the agreement. The amount of base working capital is calculated each quarter and if supplemental funding greater than the base working capital amount is required, the amount is funded through third party financing arranged by CDC, or we may elect to fund the requirement although we are under no obligation to do so. To date, when supplemental funding is required above the base working capital amount, we have elected to provide that funding to CDC. If the amount of supplemental funding required is less than the base working capital amount, it is funded equally by the partners. Excess cash generated by CDC is remitted to Cummins until CDC's working capital amount is reduced to the base working capital amount. Any further cash remittances from CDC to the partners are shared equally by the partners.

        All marketing, selling, warranty and research and development expenses related to CDC products are the responsibility of the partners and CDC does not incur any of these expenses. Cummins also provides purchasing and administrative procurement services to CDC for an annual fee shared by the partners.

        All of our engine purchases from CDC are shipped directly from CDC to our customers and recorded as Cost of goods sold in our Consolidated Statements of Earnings. Our engine purchases from CDC are recorded at CDC's transfer price which is based upon total production costs of products shipped and an allocation of all other costs incurred during the reporting period, resulting in break-even operating results for CDC. We account for our investment in CDC under the equity method of accounting (see Note 1). Our investment in CDC is classified as "Investments in and advances to joint ventures and alliances" in our Consolidated Statements of Financial Position.

        The following table summarizes our related party purchases included in Cost of goods sold in our Consolidated Statements of Earnings:

	2002	2001	2000
	$ Millions
Engines, parts and components—CDC	$457	$452	$541
Engines, parts and components—other JVs	93	95	80

        The Consolidated Statements of Cash Flows include the earnings of joint ventures and alliances as reported above as well as other non-cash adjustments. The most significant adjustment included in the statement of cash flows is depreciation recorded by Consolidated Diesel, which is allocated to the joint venture partners based on the amount of their purchases. We classify depreciation and other noncash expenses related to Consolidated Diesel as "Cost of goods sold" and "Other (income) expense", respectively, in the Consolidated Statements of Earnings. The adjustments relating to Consolidated Diesel were $12 million in 2002, $16 million in 2001 and $14 million in 2000.

Distributors

        We have an extensive worldwide distributor and dealer network through which we sell and distribute our products and services. Generally, our distributors are divided by geographic region. Some of our distributors are wholly-owned by Cummins, some partially-owned and the majority are independently owned. We consolidate all wholly-owned distributors and account for partially-owned distributors using the equity method of accounting (see Note 1).

        We are contractually obligated to repurchase new engines, parts and components and signage from our North American distributors following an ownership transfer or termination of the distributor. Outside of North America, repurchase obligations and practices vary by region. In addition, we provide guarantees related to certain obligations of some distributors as more fully discussed in Note 19. We continually monitor the financial condition of these independent distributors. We recognize revenue on sales to these distributors when we have concluded that our performance under these guarantees is unlikely. All distributors that are partially-owned and those who participate in the guaranteed loan program are considered to be related parties in our Consolidated Financial Statements.

Note 6. Goodwill and Other Intangible Assets

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which addresses financial accounting and reporting for goodwill and intangible assets. Under SFAS 142, goodwill and certain other intangible assets having indefinite useful lives are no longer amortized but are allocated to applicable reporting units for purposes of performing annual impairment tests using a fair-value-based analysis.

        As required by SFAS 142, we applied this new accounting standard on January 1, 2002, to our previously recognized goodwill and intangible assets. At December 31, 2001, our net goodwill related to consolidated entities was approximately $343 million. For purposes of impairment testing, we assigned $332 million of goodwill to a component within the Filtration and Other reporting segment, $6 million to a component within the Engine Business reporting segment and $5 million to the International Distributor reporting segment. During the first quarter 2002, we completed the first step of the transitional goodwill impairment test, which required us to compare the fair value of our reporting units to the carrying value of the net assets of our reporting units as of January 1, 2002. For each of our reporting units, the estimated fair value was determined utilizing the expected present value of the future cash flows of the units. Based on this analysis, we concluded that the fair value of each of our reporting units exceeded their carrying, or book value, including goodwill, and therefore we did not recognize any impairment of goodwill. As a result there was no change to our goodwill amounts during the year.

        We have elected to perform the annual impairment test of our recorded goodwill as required by SFAS 142 as of the end of our fiscal third quarter. The results of this annual impairment test indicated that the fair value of each of our reporting units as of September 29, 2002, exceeded their carrying, or book value, including goodwill, and therefore our recorded goodwill was not subject to impairment.

        As required by SFAS 142, our Consolidated Statements of Earnings for periods prior to its adoption have not been restated. However, the effect on our net earnings and earnings per share of excluding goodwill amortization is shown in the table below:

	2002	2001	2000
	$ Millions
Net earnings (loss)
As reported	$82	$(103)	$14
Goodwill amortization	—	11	11

Net earnings (loss) as adjusted	$82	$(92)	$25

Basic earnings (loss) per share
As reported	$2.13	$(2.70)	$.35
Goodwill amortization	—	.28	.31

As adjusted	$2.13	$(2.42)	$.66

Diluted earnings (loss) per share
As reported	$2.13	$(2.70)	$.35
Goodwill amortization	—	.28	.31

As adjusted	$2.13	$(2.42)	$.66

        The following table summarizes our other intangible assets with finite useful lives that are subject to amortization as of December 31:

	2002	2001
	$ Millions
Software	$208	$186
Accumulated amortization	(113)	(81)

Net software	95	105

Trademarks and patents	4	8
Accumulated amortization	(3)	(4)

Net trademarks and patents	1	4

Total	$96	$109

        Amortization expense for software and other intangibles totaled $35 million, $34 million and $29 million for the years ended December 31, 2002, 2001 and 2000, respectively. Internal and external software costs (excluding those related to research, reengineering and training) and trademarks and patents are amortized generally over a five-year period. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is approximately $38 million in 2003, $26 million in 2004, $18 million in 2005, $10 million in 2006 and $4 million in 2007.

Note 7. Restructuring, Asset Impairment and Other Charges

        We have continued a restructuring program initiated in 1998 to improve the Company's cost structure. The charges related to this program include staffing reorganizations and reductions in various business segments, asset impairment write-downs for manufacturing equipment, facility closure and consolidation costs, dissolution costs and restructuring actions related to joint venture operations, cancellation of a new engine development program and exit costs related to several small business operations. As of December 31, 2001 all activities associated with the 1998 and 1999 restructuring actions were complete. The 2000 and 2001 actions were a result of the downturn in the North American heavy-duty truck market and several other end-markets and were taken in order to achieve lower production costs and improve operating efficiencies under difficult economic conditions. As of December 31, 2002 all activities associated with the 2000 and 2001 restructuring actions were complete.

        A detailed discussion of the restructuring charges incurred during 2002, 2001 and 2000 accompanied by schedules that present, by major cost component and by year of provision, activity related to the restructuring charges, including adjustments to the original charges, follow:

Restructuring Plan—2002

	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
		$ Millions
Total restructuring charged to expense	$11	$3	$2	$16

Cash payments	(9)	—	(1)	(10)
Non-cash charges	—	(3)	—	(3)
Reversal of restructuring accruals	(1)	—	—	(1)

Balance at December 31, 2002	$1	$—	$1	$2

        In the second quarter 2002, we took further restructuring actions precipitated by continued weak market conditions across most of our businesses and recorded a restructuring charge of $16 million. For the year, the charge was more than offset by a $8 million reversal of excess 2000 restructuring reserves, a $12 million reversal of excess 2001 restructuring reserves and a recovery of $3 million from a non-recurring charge originally taken in 2000. The charge included $11 million attributable to workforce reduction actions, $3 million for asset impairment and $2 million related to facility closures and consolidations. Of this charge, $5 million was associated with the Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

        The charges included severance cost and benefit costs of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. These actions reflect overall reductions in staffing levels due to closing operations and moving production to locations with available capacity. As of December 31, 2002 approximately 200 salaried and 350 hourly employees had been separated or terminated under this plan. The asset impairment charge related to equipment that was made available for disposal. The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant. The demographics of the workforce that was terminated differed from original expectations. As such costs were $1 million lower than the original estimates and the amount was reversed to income in the fourth quarter of 2002. As of December 31, 2002, $2 million of restructuring charges remained in accrued liabilities. The majority of this action was completed by June 29, 2003 and we expect to complete the remaining items by the end of 2003.

Restructuring and Other Charges—2001

	Workforce Reduction	Asset Impairment	Other Exit Costs	Other	Total
			$ Millions
Total restructuring charged to expense	$18	$68	$42	$1	$129

Cash payments	(9)		(42)	—	(51)
Non-cash charges	—	(68)	—	(14)	(82)
Cash receipts	—	—	—	13	13
Reallocation of excess accruals	3	—	—	—	3

Balance at December 31, 2001	12	—	—	—	12

Cash payments	(9)	—	—	—	(9)
Cash receipts	—	6	—	—	6
Adjustment to asset carrying value	—	3	—	—	3
Reversal of restructuring accruals	(3)	(9)	—	—	(12)

Balance at December 31, 2002	$—	$—	$—	$—	$—

        In the first half of 2001, as a result of the continuing downturn in the North American heavy-duty truck market and several other end-markets, we announced further restructuring actions and recorded restructuring charges of $128 million, most of which occurred in the second quarter. The restructuring charges included $18 million attributable to workforce reduction actions, $68 million for asset impairment, and $42 million for cancellation charges on capital and tooling equipment commitments. In addition we also recorded a non-recurring charge of $1 million attributed to the divestiture of a small business operation. These charges were offset in the 2001 Statement of Earnings by a $3 million recovery of excess 2000 restructuring accruals. Of the net $126 million charge, $113 million was associated with the Engine Business, $8 million with the Power Generation Business and $4 million with the Filtration and Other Business and $1 million with the International Distributor Business.

        The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation. The charges included severance and benefit costs of terminating approximately 500 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. All employees affected by this workforce reduction plan and the subsequent fourth quarter 2001 realignment plan were terminated by the end of the fourth quarter 2002.

        The asset impairment charge was for equipment, tooling and related investment supporting a new engine development program that was cancelled during the second quarter of 2001. The charges included the investment in manufacturing equipment previously capitalized and cancellation charges for capital and tooling purchase commitments. The charge was reduced by the estimated salvage value related to the planned equipment disposals. During 2002, we recovered $9 million of salvage proceeds on planned equipment disposals, of which $6 million was in excess of previously estimated recoveries and was reversed against the original restructuring charge. In the fourth quarter 2002, we transferred $3 million of previously impaired engine equipment to a US plant as a result of moving our ISX assembly operations and realigned our workforce reduction plan. These actions resulted in a reversal of $12 million in excess charges related to this plan.

        As of December 31, 2002, 511 salaried and 540 hourly employees have been separated or terminated under the workforce reduction actions of this plan. As of December 31, 2002, the Company has concluded these actions.

Restructuring and Other Charges—2000

	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Other	Total
			$ Millions
Total restructuring charged to expense	$39	$88	$11	$13	$151

Cash payments	(3)	(2)	—	—	(5)
Non-cash charges	—	(86)	(3)	(13)	(102)

Balance at December 31, 2000	36	—	8	—	44

Cash payments	(18)	—	(3)	—	(21)
Non-cash charges	—	—	—	—	—
Reversal of restructuring accruals	(3)	—	—	—	(3)
Reallocation of excess accruals	(3)	—	—	—	(3)

Balance at December 31, 2001	12	—	5	—	17

Cash payments	(11)	—	(1)	—	(12)
Adjustment to asset carrying value	—	3	—	—	3
Reversal of restructuring accruals	(1)	(3)	(4)	—	(8)

Balance at December 31, 2002	$—	$—	$—	$—	$—

        During the fourth quarter of 2000, we announced restructuring plans in response to the downturn in the North American heavy-duty truck market where our shipments had declined 35 percent from 1999 and recorded a restructuring charge of $138 million. The restructuring charges included workforce reduction costs of $39 million, $88 million for asset impairments (including $30 million for software developed for internal use), and $11 million associated with exit costs to close or consolidate a number of small business operations. In addition, we recorded $13 million of other non-recurring charges related to asset impairments not associated with the restructuring ($10 million for investments and $3 million for intangibles). In addition to the 2000 restructuring charge, we recorded a net $3 million charge related to prior years restructuring actions. Of these amounts, $125 million was associated with our Engine Business, $18 million with our Power Generation Business and $11 million with our Filtration and Other Business.

        The workforce reduction actions included overall reductions in staffing levels and the impact of divesting a small business operation. The charges included severance and benefit costs of terminating approximately 500 salaried and 630 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. In the fourth quarter 2001, we realigned our workforce reduction plans and reallocated $3 million of excess liabilities for termination benefits to workforce reduction actions committed to during that quarter. All employees affected by this workforce reduction plan were separated or terminated by June 30, 2002 and all related costs have been paid. Approximately 560 salaried and 380 hourly employees were affected by the workforce reduction actions associated with this plan.

        The asset impairment charge of $88 million was calculated in accordance with the provisions of SFAS 121. Approximately $30 million of the charge consisted of capitalized software-in-process related to manufacturing, financial and administrative information technology programs that were cancelled during program development and prior to implementation. The remaining $58 million included

$38 million for engine assembly and fuel system manufacturing equipment to be disposed of upon closure or consolidation of production operations. The equipment was expected to continue in use and be depreciated for approximately two years from the date of the change until closure or consolidation. The expected recovery value of the equipment was based on estimated salvage value and was excluded from the impairment charge. The charge also included $11 million for equipment available for disposal, $6 million for properties available for disposal and $3 million for intangibles. The carrying value of assets held for disposal and the effect of suspending depreciation on such assets is not significant.

        In the second quarter 2002, we cancelled plans to close a filtration manufacturing plant ($1 million), transferred $2 million of previously impaired power generation equipment that was previously slated for disposal to a foreign operation, realigned our workforce reduction plan ($1 million) and settled legal claims from a previous disposal action for less than originally estimated ($2 million). These actions resulted in a reversal of $6 million in excess charges related to this plan. In the fourth quarter 2002, we moved our ISX assembly to a US plant which reduced the need for a previous accrual. This action resulted in a reversal of $2 million in excess charges related to this plan. The Company has concluded this restructuring action.

Note 8. Borrowing Arrangements

	2002	2001
	$ Millions
Short-term borrowings:
Loans payable	$19	$5
Bank overdrafts	—	16
Current maturities of long-term debt	119	9

Total	$138	$30

        Loans payable consisted of notes payable to financial institutions of $19 million in 2002 and $5 million in 2001. The weighted average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2002 and 2001 was 6.69 percent and 5.52 percent, respectively.

        As of December 31, 2002, in addition to the $385 million revolving credit agreement discussed below, we had $128 million of unused domestic and international short-term credit facilities. The amount of borrowings outstanding under these short-term facilities at December 31, 2002, was $19 million.

	2002	2001
	$ Millions
Long-term debt: Revolving Credit Facility	$—	$—
Notes 6.25% due 2003	115	125
Notes 6.45% due 2005	225	225
Notes 5.61% due 2010 (ESOP Trust)	—	55
Senior Notes 9.5% due 2010	250	—
Debentures 6.75% due 2027	120	120
Debentures 7.125% due 2028	250	250
Debentures 5.65% due 2098 (effective interest rate 7.48%)	165	165
Other	29	16

	1,154	956
Unamortized discount	(40)	(37)
Capital leases	4	5

Total	1,118	924
Current maturities	(119)	(9)

Net long-term debt	$999	$915

        Principal payments required of long-term debt during the next five years are $119 million in 2003, $17 million in 2004, $228 million in 2005, $2 million in 2006 and $2 million in 2007.

        In 1997, we issued $120 million of unsecured 6.75% debentures that mature in 2027. Net proceeds of the issue were used to repay commercial paper borrowings. Interest on the debentures is payable on February 15 and August 15 each year. Holders of the debentures may elect to be repaid on February 15, 2007, at par value together with accrued interest to February 15, 2007. Such election, which is irrevocable, must be made between December 15, 2006 and January 15, 2007. The debentures are also redeemable at our option after February 15, 2007, at a redemption price of par value plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

        In February 1998, we issued $765 million of debt securities under a $1 billion shelf registration statement that was filed with the Securities and Exchange Commission in 1997. The issuance was comprised separately of $125 million 6.25% Notes, $225 million 6.45% Notes, $250 million 7.125% Debentures and $165 million 5.65% Debentures. Proceeds from the issuance, net of debt discount and debt issue costs, were used to finance the acquisition of Nelson Industries and to repay commercial paper borrowings. All of the Notes and Debentures bear interest at the respective rates shown in the table above and interest on each series of Notes and Debentures is payable on March 1 and September 1 of each year. The Notes and Debentures are unsecured and are not subject to any sinking fund requirements. The 2003 Notes and the 2005 Notes are not redeemable prior to maturity. We can redeem the 2028 Debentures and the 2098 Debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

        In November 2002, we repaid all of the outstanding 5.61% notes due 2010 issued by the ESOP Trust. The aggregate redemption price was approximately $51 million, plus accrued interest and an

$8 million redemption premium. The loss due to the redemption premium is reflected as "Loss on early retirement of debt" on our Consolidated Statements of Earnings.

        In November 2002, we entered into a new revolving credit facility that replaced our prior revolving credit facility. The new facility provides for aggregate borrowings of up to $385 million and expires in November 2005. Up to $150 million of the facility is available for total letters of credit. Up to $60 million of the facility may be used for multi-currency borrowings or multi-currency letters of credit. Interest on the facility varies based upon the London interbank offered rate or the ABR rate plus a spread depending upon our credit rating. Our obligations under the revolving credit facility are collateralized by a security interest in certain of our domestic assets (primarily current assets, investments in joint ventures and certain intangible assets) and a pledge of a portion of the stock of certain foreign subsidiaries. As of December 31, 2002, we had $291 million available for borrowings under this facility. We are required to pay a quarterly facilities fee on unused commitments under this facility based on our credit rating. The fee was 0.40% at December 31, 2002.

        In November 2002, we issued $250 million of unsecured 9.5% Senior Notes that mature in 2010. Proceeds from the issuance of approximately $244 million, net of debt issue costs, were used to repay amounts outstanding under our Sale of Receivables facility (see Note 4) and for general corporate purposes. Interest on the Notes is payable on June 1 and December 1 each year. We can redeem the Notes in whole or in part at any time after December 1, 2006, at a premium equal to 104.75% of par, declining to par in 2008, plus accrued interest. We have entered into a registration rights agreement with holders of the Notes that required us to register the Notes with the SEC within 180 days of the closing date of the offering. We were unable to complete the registration within the 180 days and as a result are paying additional interest, as more fully described in Note 2.

        Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to the $250 million 9.5% Senior Notes and our new credit facility which will, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale/leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a minimum net worth, a minimum debt-to-equity ratio and a minimum interest coverage ratio. As of December 31, 2002, we were in compliance with all of the covenants under our borrowing agreements. See Note 2 regarding current status of debt compliance subsequent to December 31, 2002.

        Commitments under outstanding letters of credit, guarantees and contingencies at December 31, 2002, were approximately $104 million.

Note 9. Convertible Preferred Securities of Subsidiary Trust

        In June 2001, Cummins Capital Trust I (the "Trust"), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7% convertible quarterly income preferred securities ("Preferred Securities"), to qualified institutional buyers for net proceeds of $291 million. The Preferred Securities represent an undivided beneficial ownership interest in the assets of the Trust. The total proceeds from the issuance of the Preferred Securities by the Trust were invested in $309 million aggregate principal amount of 7% convertible subordinated debentures (the "Debentures") that we issued. The Debentures are the sole assets of the Trust.

        Holders of the Preferred Securities are entitled to receive preferential cumulative cash dividends at an annual rate of 7% of the $50 per share liquidation value. In addition, we are accreting the difference between the liquidation amount and the original proceeds received as additional dividends to the mandatory redemption date. The distribution rate and payment dates for the Preferred Securities correspond to the interest rate and payment dates for the Debentures. We may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters. If a deferral is made, the Trust will defer distributions on the Preferred Securities for a corresponding period but will continue to accrue for the distribution. We guarantee, on a subordinated basis, distributions and other payments due on the Preferred Securities, to the extent the Trust has available assets and subject to certain other restrictions (the "Guarantee"). The Guarantee, when taken together with our obligations under the Debentures, the indenture pursuant to which the Debentures were issued, and the obligations under the Trust Agreement, provides a full and unconditional guarantee of amounts due on the Preferred Securities.

        The Debentures are redeemable for cash, at our option, in whole or in part, on or after June 15, 2006. The debentures are also redeemable under certain circumstances pursuant to a federal tax event, at par, plus accrued and unpaid interest. Upon any redemption of the Debentures, the Trust will redeem a like aggregate liquidation amount of Preferred Securities. The Preferred Securities do not have a stated maturity date, however, they are subject to mandatory redemption upon maturity of the Debentures on June 15, 2031, or upon earlier redemption or upon the occurrence of an event of default.

        Each Preferred Security and the related Debenture are convertible at any time prior to the close of business on June 13, 2031, at the option of the holder into shares of our common stock at the rate of 1.0519 shares per Preferred Security (equivalent to a conversion price of $47.53 per share of Cummins Inc. common stock). The Trust will convert Debentures only upon notice of conversion by a holder of Preferred Securities.

Note 10. Other Liabilities

	2002	2001
	$ Millions
Current:
Accrued salaries and wages	$124	$95
Accrued retirement	176	127
Income taxes payable	28	9
Other	203	173

	$531	$404

Non-current:
Accrued retirement and post employment benefits	$1,010	$704
Accrued product coverage and marketing expenses	136	134
Accrued compensation	46	51
Deferred income taxes	22	18
Other	71	67

	$1,285	$974

Note 11. Pension and Other Postretirement Benefits

Pension Plans

        We have several contributory and noncontributory pension plans covering substantially all employees. Generally, hourly employee pension benefits are earned based on years of service and compensation during active employment while future benefits for salaried employees are determined using a cash balance formula. The level of benefits and terms of vesting, however, may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities and fixed income securities. As of December 31, 2002 and 2001, pension plan assets included Cummins common stock with market values of $105 million and $144 million, respectively. It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that our actuarial consultants advise to be appropriate. Plan liabilities and the market-related value of our plan assets are determined based on a November 30 measurement date.

Other Postretirement Benefits

        Our postretirement benefit plans provide various health care and life insurance benefits to eligible employees who retire and satisfy certain age and service requirements and their dependents. The plans are contributory and contain cost-sharing features such as deductibles, coinsurance and spousal contributions. Retiree contributions for health care benefits are adjusted annually and we reserve the right to change benefits covered under these plans. There were no plan assets for the postretirement benefit plans as our policy is to fund benefits and expenses for these plans as claims and premiums are incurred. Plan liabilities are determined based on a November 30 measurement date.

        The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's Consolidated Statements of Financial Position at December 31, 2002 and 2001:

	Pension		Postretirement
	2002	2001	2002	2001
	$ Millions
Change in benefit obligation
Benefit obligation at beginning of year	$2,099	$1,988	$697	$665
Service cost	50	53	6	6
Interest cost	145	141	49	50
Participant contributions	8	8	3	2
Amendments	25	—	—	—
Actuarial (gain) loss	46	70	(61)	17
Benefits paid	(201)	(150)	(50)	(43)
Other	55	(11)	—	—

Benefit obligation at end of year	$2,227	$2,099	$644	$697

Change in plan assets
Fair value of plan assets at beginning of year	$1,709	$2,019	$—	$—
Actual return on plan assets	(55)	(241)	—	—
Company contributions	81	84	47	41
Participant contributions	8	8	3	2
Benefits paid	(201)	(150)	(50)	(43)
Other	39	(11)	—	—

Fair value of plan assets at end of year	$1,581	$1,709	$—	$—

Reconciliation of Funded Status
Funded status	$(646)	$(390)	$(644)	$(697)
Unrecognized actuarial (gain)loss	750	449	25	87
Unrecognized prior service (gain) loss	50	33	(10)	(11)

Net amount recognized	$154	$92	$(629)	$(621)

Amounts recognized in Consolidated Statements of Financial Position
Prepaid benefit cost	$9	$100	$—	$—
Accrued benefit liability—current	(116)	(73)	(54)	(49)
Accrued benefit liability—long term	(446)	(226)	(575)	(572)
Intangible asset	83	70	—	—
Accumulated other comprehensive income	624	221	—	—

Net amount recognized	$154	$92	$(629)	$(621)

        Included in the above table at December 31, 2002 and 2001, were underfunded pension plans with aggregate projected benefit obligations of $2,200 million and $1,406 million, respectively, and accumulated benefit obligations of $2,120 million and $1,336 million, respectively. The fair value of plan assets for these plans was $1,550 million and $1,027 million, respectively. A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum pension liability adjustment for 2002 and 2001 was $415 million and $249 million, respectively, and included charges to shareholder's investment of $402 million ($257 million after tax) in 2002 and $218 million ($140 million after tax) in 2001.

        The following table presents the net periodic pension and postretirement expense under our plans:

	Pension			Postretirement
	2002	2001	2000	2002	2001	2000
	$ Millions
Service cost	$50	$53	$52	$6	$6	$6
Interest cost	145	141	129	49	50	46
Expected return on plan assets	(188)	(176)	(163)	—	—	—
Amortization of transition asset	—	(1)	(2)	—	—	—
Other	14	9	9	3	4	3

Net periodic benefit cost	$21	$26	$25	$58	$60	$55

        The table below presents various assumptions used in determining the above information and reflects weighted average percentages for the various plans (Non-US is primarily the United Kingdom):

	Pension						Postretirement
	2002		2001		2000		2002	2001	2000
	US	Non-US	US	Non-US	US	Non-US
Discount rate	7.00%	5.91%	7.25%	6.34%	7.75%	6.36%	7.00%	7.25%	7.75%
Expected return on plan assets	8.50%	8.44%	10.00%	8.53%	10.00%	7.35%	N/A	N/A	N/A
Compensation increase rate	4.75%	3.40%	4.75%	3.39%	5.25%	3.65%	N/A	N/A	N/A

        For measurement purposes, we used a 10 percent annual increase in the valuation of postretirement health care benefits declining to 5 percent over the next five years and remaining constant thereafter. A change in health care cost trends of 1 percent would change our accumulated postretirement benefit obligation by $33 million as of December 31, 2002, and the net periodic postretirement benefit cost for 2002 by $3 million.

Note 12. Income Taxes

        The benefit for income taxes consists of the following:

	2002	2001	2000
	$ Millions
Current:
US Federal and state	$(11)	$(11)	$19
Foreign	47	32	35

	36	21	54

Deferred:
US Federal and state	(69)	(79)	(92)
Foreign	(5)	14	18

	(74)	(65)	(74)

Benefit	$(38)	$(44)	$(20)

        A reconciliation of the income tax benefit at the US Federal income tax rate of 35 percent to the actual income tax benefit shown above is as follows:

	2002	2001	2000
	$ Millions
Earnings (loss) before income taxes:
U.S.	$(24)	$(234)	$(116)
Foreign	102	113	124

	78	(121)	8

Provision (benefit) for income taxes:
Tax at U.S. statutory rate	27	(42)	3
State taxes	2	1	2
Nondeductible special charges	—	2	4
Nondeductible goodwill amortization	—	3	3
Deductible dividends on preferred securities	(7)	(4)	—
Research tax credits	(7)	(9)	(13)
Export tax benefits	(11)	(7)	(18)
Differences in rates and taxability of foreign subsidiaries	15	9	(1)
Settlement of IRS examinations	(57)	—	—
All other, net	—	3	—

Benefit	$(38)	$(44)	$(20)

        The one-time 2002 tax benefit of $57 million relates to the conclusion during 2002 of the US Internal Revenue Service examinations of tax years 1994 to 1999. The $57 million includes a $20 million reversal of tax accruals no longer required for the potential loss of export tax benefits, research credits, and foreign tax credits claimed during the audit period. The remaining $37 million relates to the tax benefit of deductions related to the valuation of assets for tax purposes settled during the audit period.

        Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets at December 31 are:

	2002	2001
	$ Millions
US federal carryforward benefits:
Net operating loss, expiring 2021 and 2022	$173	$125
Research tax credits, expiring 2008 to 2022	97	92
Minimum tax credits, no expiration	10	12

	280	229
US state carryforward benefits	32	26
Foreign carryforward benefits	22	13
Employee benefit plans	226	253
Minimum pension liability	223	79
Product coverage and marketing expenses	111	103
Other	96	72

Gross deferred tax assets	990	775
Valuation allowance	(41)	(31)

Deferred tax assets	949	744

Property, plant and equipment	(134)	(140)
Other	(47)	(46)

Deferred tax liabilities	(181)	(186)

Net deferred tax assets	$768	$558

        A valuation allowance is recorded to reduce the gross deferred tax assets to an amount management believes is more likely than not to be realized. The valuation allowance was increased in 2002 and 2001 by $10 million and $13 million, respectively. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the US state and foreign net operating loss and tax credit carryforward benefits.

        The deferred income tax balances are classified in the Consolidated Statements of Financial Position as follows:

	2002	2001
	$ Millions
Current assets	$150	$147
Noncurrent assets	640	429
Noncurrent liabilities	(22)	(18)

	$768	$558

Note 13. Derivatives and Other Financial Instruments

        We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial derivative instruments. As stated in our policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculation or trading. Our derivative transactions are entered into only with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant. The status and results of our hedging program activities are reported to senior management on a periodic basis. The following table summarizes our outstanding derivatives by risk category and instrument type at December 31:

	2002		2001
	Notional Amount	Fair Value	Notional Amount	Fair Value
	$ Millions
Foreign Currency:
Forward Contracts	$295	$4	$119	$1
Interest Rate:
Swaps	—	—	225	4
Commodity Price:
Fixed Price Swap	5	—	11	(1)

	$300	$4	$355	$4

Foreign Currency Exchange Rate Risks

        Due to our international business presence, we are exposed to foreign currency exchange risks. We transact business extensively in foreign currencies and, as a result, our earnings experience some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third party sales and purchases denominated in non-functional currencies. In April 2002, we began hedging our foreign currency exposure to variability in the functional currency equivalent cash flows associated with forecasted transactions. These forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and are recorded in the Consolidated Statements of Financial Position at fair value in "Other current assets" and "Other accrued liabilities." The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive income." When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. For the year ended December 31, 2002, $4 million of gain was reclassified from "Accumulated other comprehensive income" to earnings. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in "Other (income) expense" in current earnings during the period of change. As of December 31, 2002, $2 million of deferred gains were included in "Accumulated other comprehensive income" in the Consolidated Statements of Financial Position and are expected to be reclassified to earnings over the next twelve months. For the year ended December 31, 2002, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

        Our internal policy allows for managing anticipated foreign currency cash flow for up to one year. As of December 31, 2002, approximately 97 percent of the notional amount of the forward contracts shown in the table above were attributable to five currencies, the British Pound (49 percent), the Australian Dollar (19 percent), the Euro (15 percent), the Mexican Peso (9 percent) and the Japanese Yen (5 percent). As of December 31, 2001, approximately 82 percent of the contracts were attributable to three currencies, the British Pound (28 percent), the Australia Dollar (29 percent) and the Euro (25 percent).

        To minimize the earnings volatility resulting from the remeasurement of receivables, payables and payables denominated in foreign currency, we enter into foreign currency forward contracts. The objective is to offset the gain or loss from remeasurement with the fair market valuation of the forward contract. These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities." Gain or loss on the derivative instrument and remeasurement of the receivable and payable is reported as "Other (income) expense" in our Consolidated Statements of Earnings and included a loss of $7 million and a gain of $1 million for the years ended December 31, 2002 and 2001, respectively.

Interest Rate Swaps

        We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. Currently, we have no interest rate swaps outstanding.

        In November 2002, we terminated an interest rate swap relating to our 6.45% Notes that mature in 2005. The swap acted as a fair value hedge and converted $225 million notional amount from fixed rate debt into floating rate debt and would have matured in 2005. The termination of the swap resulted in a $12.3 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2002 was $0.9 million. The remaining balance of the deferred gain is classified with "Long-term debt" in our Consolidated Statements of Financial Position.

        In March 2001, we terminated three fixed-to-floating interest rate swap agreements related to Cummins 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005. The termination of these swaps resulted in a $9.0 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2002 and 2001 was $2.9 million and $2.5 million, respectively. The remaining balance of the deferred gain is classified with "Long-term debt" in our Consolidated Statements of Financial Position.

        We have equity method investees whose financial results are not consolidated that have entered into floating-to-fixed interest rate swap agreements. The swaps have been designated and qualify as cash flow hedges under SFAS 133. We record our share of the gain or loss on these instruments in "Accumulated other comprehensive income." As of December 31, 2002, the gains and losses related to these swaps were not material.

Commodity Price Swaps

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we enter into fixed price swaps with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The fixed price swaps are derivative contracts and are designated as cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and are recorded in the Consolidated Statements of Financial Position at fair value in Other Current Assets and Other Accrued Liabilities. The effective portion of the unrealized gain or loss is deferred and reported as a component of "Accumulated other comprehensive income." When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the hedge is recognized in "Other (income) expense" in current earnings in the period in which the ineffectiveness occurs. As of December 31, 2002, unrealized gains and losses related to commodity swaps were not material.

        Our internal policy allows for managing these cash flow hedges for up to three years. For the year ended December 31, 2002, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Fair Value of Financial Instruments

        Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total debt, including current maturities, at December 31, 2002, was approximately $1,058 million. The carrying value at that date was $1,137 million. At December 31, 2001, the fair and carrying values of total debt, including current maturities, were $822 million and $945 million, respectively. The carrying values of all other receivables and liabilities approximated fair values.

Note 14. Shareholders' Investment

Treasury Stock

        In a series of authorizations beginning in 1994, our Board of Directors authorized the purchase of up to 8 million shares of Cummins common stock in the open market. As of December 31, 2002, we had purchased approximately 5.5 million treasury shares under that authorization, with the last purchase occurring in 2000. Treasury stock activity for the three-year period ended December 31, 2002, consisting of shares repurchased and shares issued and the respective amounts thereof is presented in the Consolidated Statements of Shareholder's Investment.

Shareholders' Rights Plan

        We have a shareholders' rights plan that was adopted in 1986. The rights plan provides that each share of Cummins common stock has associated with it a stock purchase right. The rights plan becomes operative when a person or entity acquires 15 percent of Cummins' common stock or commences a tender offer to purchase 20 percent or more of Cummins common stock without the approval of our Board of Directors. In the event a person or entity acquires 15 percent of Cummins common stock, each right, except for the acquiring person's rights, can be exercised to purchase $400 worth of common stock for $200. In addition, for a period of 10 days after such acquisition, our Board of Directors can exchange such right for a new right which permits the holders to purchase one share of Cummins common stock for $1. If a person or entity commences a tender offer to purchase 20 percent or more of Cummins common stock, unless the Board of Directors redeems the rights within 10 days of the event for a redemption price equal to $.01 per whole right, each right can be exercised to purchase one share for $200. If the person or entity becomes an acquiring person, then the provisions noted above apply. The rights plan also allows holders of the rights to purchase shares of the acquiring person's stock at a discount if we are acquired or 50 percent of our assets or earnings power are transferred to an acquiring person.

Employee Stock Ownership Plan

        We have an Employee Stock Ownership Plan (ESOP) Trust that was established in 1989 for certain domestic salaried employees participating in our 401(k) Retirement and Savings Plan (RSP). The ESOP was leveraged when the Trust borrowed $75 million from us and purchased 2.3 million shares of Cummins Inc. common stock at $31.75 per share (amounts reflect two-for-one common stock split). In 1990, the Trust issued notes in a private placement and repaid the principal amount owed to us. We guaranteed the Trust's notes and recorded a liability for them on the Consolidated Statements of Financial Position as "Long-term debt." In connection with the issuance of the 9.5% Senior Notes and the new Revolving Credit Facility, the ESOP notes were repaid (see Note 8). As a result of the repayment of the ESOP notes, the ESOP now has a note payable to us which will be funded through future company contributions to the Trust.

        Our annual cash contribution to the ESOP together with dividends received on the common stock held by the ESOP were used to fund interest and principal on the ESOP notes and will be used to fund the note payable to us in the future. As the debt is repaid, shares are allocated to participants in proportion to their contributions to the RSP. Compensation expense is recorded as shares are allocated to plan participants each year and reduced by the common stock dividends received by the Trust. Unearned compensation is included in the Consolidated Statements of Shareholder's Investment and represents compensation expense we will record in the future as the remaining shares are allocated to participants. All shares issued to the ESOP Trust are considered outstanding for purposes of computing earnings per share. Cash contributions to the Trust and dividends received by the Trust on ESOP shares were $7.4 million and $2.2 million in 2002, $7.0 million and $2.3 million in 2001, and $6.6 million and $2.4 million in 2000. Annual compensation expense for the ESOP was $3.2 million in 2002 and $3.6 million in 2001 and 2000. At December 31, 2002, the ESOP Trust held 894,055 shares allocated to participants and 852,909 unallocated shares.

Employee Benefits Trust

        In 1997, we established the Employee Benefits Trust funded with common stock for use in meeting its future obligations under employee benefit and compensation plans. While the trust may be used to fund a number of these plans, the principal use, in addition to shares of its common stock held in the ESOP, is in funding matching contributions to employee accounts in the Retirement and Savings Plan made in proportion to employee contributions under terms of the RSP. We allocate shares to employee accounts as our matching contributions are made to the Trust. Contributions charged to earnings were $7.5 million in 2002, $7.7 million in 2001 and $7.3 million in 2000.

Stock Incentive and Stock Option Plans

        We had a stock incentive plan, which expired on December 31, 2002, that provided for the issuance of stock appreciation rights and restricted stock and the granting of common stock options to officers and other eligible employees. Under the provisions of the plan, up to one percent of our outstanding shares of common stock at the end of each year was available for issuance each succeeding calendar year in which the plan was in effect. During 2002 and 2001 we granted 285,300 and 2,073,350 common stock options, respectively, some of which were granted outside the plan at the discretion of the Compensation Committee of our Board of Directors.

        Under the stock incentive plan and other awards, restricted common stock was awarded at no cost to certain employees. Participants are entitled to cash dividends and voting rights. Restrictions limit the sale or transfer of the shares during a four-year period whereby the restrictions lapse after two years and thirty days. One-third of the shares issued are released each year thereafter thirty days following the anniversary grant date, provided the participant remains an employee. Upon issuance of stock pursuant to the awards, unearned compensation equivalent to the market price of the stock at the date of grant is charged to shareholder's investment and amortized as compensation expense over the four-year restriction period. Restricted shares granted under these programs in 2002, 2001 and 2000 were 6,200, 18,000 and 241,300 shares, respectively. The weighted average fair value per share of shares granted during 2002, 2001 and 2000 was $30.55, $37.71 and $39.54, respectively. Compensation expense under these programs was $6.9 million, $11.2 million and $14.1 million in 2002, 2001 and 2000, respectively.

        The table below summarizes activity in our stock incentive and option plans for the three-year period ended December 31, 2002:

	Options	Weighted Average Exercise Price
Balance, December 31, 1999	3,023,070	$46.66
Granted	937,700	37.05
Exercised	(11,900)	36.40
Cancelled	(84,650)	44.13

Balance, December 31, 2000	3,864,220	44.42

Granted	2,073,350	37.42
Exercised	(60,850)	37.09
Cancelled	(300,460)	43.26

Balance, December 31, 2001	5,576,260	41.96

Granted	285,300	33.22
Exercised	(242,925)	37.52
Cancelled	(262,895)	40.92

Balance, December 31, 2002	5,355,740	$41.75

Exercisable, December 31, 2000	2,159,170	$47.63
Exercisable, December 31, 2001	2,784,160	$46.00
Exercisable, December 31, 2002	3,332,640	$44.27

        The weighted average fair value of options granted during the last three years follows:

2000	$19.14
2001	$17.02
2002	$13.06

        Our fair value calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000
Expected Life	10 years	10 years	10 years
Risk-free interest rate	4.9%	5.4%	6.8%
Volatility	41%	47%	47%
Dividend Yield	3.0%	2.7%	2.2%

        The table below summarizes stock option information at December 31, 2002:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$21.93-29.06	107,700	9.7	$24.99	82,700	$25.09
29.07-43.60	4,041,700	6.8	38.47	2,058,600	39.23
43.61-65.40	1,190,290	4.5	54.05	1,175,290	54.14
65.41-79.81	16,050	4.8	66.48	16,050	66.48

	5,355,740	6.3	$41.75	3,332,640	$44.27

Note 15. Other (Income) Expense

        The major components of other (income) expense included in the Consolidated Statements of Earnings are shown below

	2002	2001	2000
	$ Millions
Operating expense:
Amortization of goodwill and other intangibles	$2	$12	$14
Scrap income	(2)	(2)	(3)
Refund of customs duty	(2)	(2)	(2)
Foreign currency losses	14	11	13
Loss (gain) on sale of businesses and distributors	(3)	1	(2)
Royalty income	(1)	(2)	(1)
Other	(2)	(5)	(3)

Total operating expense	6	13	16

Non-Operating income
Interest income	(11)	(8)	(13)
Rental income	(4)	(9)	(7)
Bank charges	5	4	4
Loss (gain) on available for sale securities	4	(2)	—
Non-operating partnership costs	3	4	4
Technology income from JV partners	(7)	—	—
Other, net	(5)	(2)	2

Total non-operating income	(15)	(13)	(10)

Total other income	$(9)	—	$6

Note 16. Accumulated Other Comprehensive Loss

	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Unrealized Gain (loss) on Marketable Securities	Unrealized Gain (loss) on Derivatives	Accumulated Other Comprehensive Loss
	$ Millions
Balance, Dec 31, 1999	$(97)	$—	$(2)	$—	$(99)
Net change	(59)	(2)	1	—	(60)

Balance, Dec 31, 2000	(156)	(2)	(1)	—	(159)
Net change	(25)	(140)	—	(1)	(166)

Balance, Dec 31, 2001	(181)	(142)	(1)	(1)	(325)
Net change	50	(257)	3	2	(202)

Balance, Dec 31, 2002	$(131)	$(399)	$2	$1	$(527)

Note 17. Business Segments and Geographic Information

        We have four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributors. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers.

        The Engine segment produces engines and parts for sale to customers in automotive and various industrial markets. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, rail and military. The Power Generation segment is an integrated provider of power systems selling engines, generator sets and alternators and providing rental of power equipment for both standby and prime power uses. The Filtration and Other segment includes sales of filtration products, exhaust systems and turbochargers. The International Distributor segment includes company owned distributorships engaged in selling engines, generator sets, and service parts, performing service and repair activities on our products and maintaining relationships with various original equipment manufacturers.

        The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Profit before interest and taxes and other nonrecurring charges and return on average net assets excluding debt, taxes, minimum pension liability adjustment and nonrecurring accruals are the primary bases for the chief operating decision maker, our Chairman and Chief Executive Officer, to evaluate the performance of each of our business segments. As a result, no allocation of debt-related items, minimum pension liability or income taxes is made to the individual segments. The segment information below has been restated to reflect the adjustments described in Note 2. In addition, the segment net asset information has been recast to reflect management's current methodology of allocating assets to segments.

        Summarized financial information regarding our reportable business segments is shown in the table below:

	Engine	Power Generation	Filtration and Other	International Distributor	Eliminations	Total
	$ Millions
2002
Net sales	$3,435	$1,226	$951	$574	$(333)	$5,853
Depreciation and amortization	134	48	32	5	—	219
Income from joint ventures and alliances	12	2	6	2	—	22
Earnings (loss) before interest, taxes, restructuring, asset impairment and other and cumulative effect of change in accounting principle	37	(25)	94	33	—	139
Restructuring, asset impairment and other	(12)	—	—	4	—	(8)
Earnings (loss) before interest, taxes, loss on early retirement of debt and cumulative effect of change in accounting principle	49	(25)	94	29	—	147
Net assets	909	522	645	168	—	2,244
Investment in joint ventures and alliances	186	55	13	10	—	264
Capital expenditures	47	24	14	5	—	90
2001
Net sales	$3,121	$1,422	$889	$562	$(313)	$5,681
Depreciation and amortization	139	45	40	5	—	229
Income from joint ventures and alliances	3	2	4	1	—	10
Earnings before interest, taxes and restructuring, asset impairment and other	(95)	82	68	27	—	82
Restructuring, asset impairment and other	113	8	4	1	—	126
Earnings (loss) before interest and taxes	(208)	74	64	26	—	(44)
Net assets	844	391	627	165	—	2,027
Investment in joint ventures and alliances	160	36	8	7	—	211
Capital expenditures	147	33	18	8	—	206
2000
Net sales	$4,050	$1,395	$902	$555	$(305)	$6,597
Depreciation and amortization	151	47	39	3	—	240
Income from joint ventures and alliances	3	0	3	1	—	7
Earnings before interest, taxes and restructuring, asset impairment, and other	34	95	91	29	—	249
Restructuring, asset impairment, debt extinguishment and other	125	18	11	—	—	154
Earnings (loss) before interest and taxes	(91)	77	80	29	—	95
Net assets	885	408	683	174	—	2,150
Investment in joint ventures and alliances	159	18	6	6	—	189
Capital expenditures	142	39	39	8	—	228

        A reconciliation of our segment information to the corresponding amounts in the Consolidated Financial Statements is shown in the table below:

	2002	2001	2000
	$ Millions
Earnings (loss) before interest, taxes, loss on early retirement of debt and cumulative effect for business segments	$147	$(44)	$95
Loss on early retirement of debt	(8)	—	—
Interest expense	(61)	(77)	(87)
Benefit for income taxes	38	44	20
Minority interest	(16)	(15)	(14)
Dividends on preferred securities of subsidiary trust	(21)	(11)	—
Cumulative effect of change in accounting principle, net of tax	3	—	—

Net earnings (loss)	$82	$(103)	$14

	2002	2001	2000
	$ Millions
Net assets for business segments	$2,244	$2,027	$2,150
Liabilities deducted in arriving at net assets	2,402	1,911	1,847
Minimum pension liability excluded from net assets	(624)	(222)	(4)
Deferred tax assets not allocated to segments	790	576	436
Debt-related costs not allocated to segments	25	19	19

Total assets	$4,837	$4,311	$4,448

        The table below presents certain segment information by geographic area. Net sales attributed to geographic areas are based on the location of the customer.

	2002	2001	2000
	$ Millions
United States	$3,202	$3,045	$3,775
United Kingdom	310	371	382
Canada	283	303	418
Other foreign countries	2,058	1,962	2,022

Net sales	$5,853	$5,681	$6,597

United States	$1,216	$1,277	$1,458
United Kingdom	229	227	213
Other foreign countries	331	305	285

Long-lived assets	$1,776	$1,809	$1,956

        Our largest customer is DaimlerChrysler AG and its subsidiaries. Worldwide sales to this customer were $0.8 billion in 2002, $0.8 billion in 2001 and $1.2 billion in 2000, representing 14 percent, 14 percent and 19 percent, respectively, of consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

Note 18. Leases

        We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next ten years and contain renewal provisions. Rent expense under these leases approximated $87 million, $75 million and $79 million in 2002, 2001 and 2000, respectively. We have guaranteed residual values of $8.4 million under certain operating leases at December 31, 2002, excluding the Power Rent and Sale/Leaseback transactions discussed below.

        Following is a summary of the future minimum lease payments under capital and operating leases with terms of more than one year at December 31, 2002, together with the net present value of the minimum payments under capital leases:

	Capital Leases	Operating Leases
	$ Millions
2003	$1.1	$70
2004	1.0	58
2005	.9	46
2006	.9	41
2007	.3	40
After 2007	.7	193

Total minimum lease payments	4.9	$448

Interest	(.8)

Present value of net minimum lease payments	$4.1

        In addition, we have subleased certain of the facilities under operating lease to third parties. The future minimum lease payments due from lessees under those arrangements are $1.1 million in 2003, $1.1 million in 2004, $1.0 million in 2005, $1.1 million in 2006, $1.1 million in 2007 and $2.6 million thereafter.

Power Rent Business

        In 1999, our Power Generation Business entered into an ongoing leasing program in which it builds and sells power generation equipment inventory to a financial institution and leases the equipment and related components back under a one year, noncancelable lease arrangement. The equipment is sold at cost and pursuant to lease accounting rules, the excess of the fair value of the equipment sold over its cost is recognized as prepaid rent and reflects the normal profit margin that would have been realized at the time of sale. The margins on the equipment sales are deferred and the leases recorded as operating leases. We sublease the equipment to customers under short-term rental agreements with terms that vary based upon customer and geographic region. At the end of the lease term, we may either negotiate a lease extension with the lessor, purchase the equipment based on rates derived from the equipment's expected residual value or arrange the sale of the equipment to an unrelated third party for fair market value. When the equipment is sold, we are obligated to pay the lessor the difference, if any, between the sale proceeds of the equipment and the lessor's unamortized value of the equipment up to a maximum of 87 percent. The maximum amount of this guarantee at December 31, 2002, was $95 million. The lessor or we may terminate the leasing program at any time with respect to any equipment not yet leased. In the event of such termination, we must arrange for and effect not later than one year from the termination date or upon expiration of the lease term, whichever occurs first, a termination of all leased equipment and a sale of all equipment provided that in the event the program is terminated or the equipment is sold, the unguaranteed residual value of the equipment shall equal $0. Should the lessor terminate the leasing program, we have the right to purchase all of the equipment at its then unamortized value not later than one year from the termination date or upon expiration of the lease term, whichever occurs first. Since the inception of the rental program, we have not incurred any losses on equipment sales under this program. Upon termination of the leases, the previously deferred margins on the sale to the financial institution are recorded as income.

        At December 31, 2002, we had $199 million of power generation equipment in the leasing program. Future minimum lease payments under the rental program are included in the table above.

Sale and Leaseback Transactions

        In June 2001, we entered into a bridge lease agreement whereby we sold and leased back certain heavy-duty engine manufacturing equipment. The lease was accounted for as an operating lease. Proceeds from the transaction were $119 million and were used to reduce debt and working capital and fund lease transaction costs. The net book value of the equipment was $104 million resulting in a $15 million pre-tax deferred gain.

        The bridge lease contained a fixed purchase option that we exercised in December 2001. Under the option, we reacquired the equipment and refinanced the initial leaseback transaction by entering into a new sale-leaseback agreement. The resulting lease was accounted for as an operating lease. Under the new lease, we received proceeds of $125 million, $6 million higher than the June proceeds, primarily as a result of an increase in the appraised value of the equipment during the interim period. We recorded a deferred gain of $23 million that will be amortized over the lease term net of a $9 million lease residual value guarantee. The lease term is 11.5 years, expiring June 28, 2013, and contains an early buyout purchase option on January 14, 2009. The early buyout option can be exercised for approximately $81 million, or 65 percent of the equipment's fair market value at the inception of the lease. If we do not exercise the early buyout option, we are obligated to purchase insurance that insures the residual value of the equipment. At the end of the lease term, we are obligated to pay the difference, if any, between the amount of the residual value guarantee and the fair market value of the equipment. Rent expense under the lease agreements approximated $12 million and $6 million in 2002 and 2001, respectively. The future minimum payments under the lease, excluding the residual value guarantee, are included in the table shown above.

        The lease agreement includes certain default provisions requiring us to make timely rent payments, maintain, service, repair and insure the equipment, procure residual value insurance and maintain minimum debt ratings for our long-term senior unsecured debt obligations.

        In September 2001, we entered into two sale-leaseback transactions with an aggregate value of $18 million, whereby we sold and leased back two aircraft. The leases were accounted for as operating leases. The transactions resulted in the recording of a pre-tax deferred gain of $8 million that is being amortized over the life of the leases as a reduction in rent expense. The base lease term for both leases is 124 months and provides for an early buyout option in January 2009 at expected fair market value or we may purchase the aircraft at the end of the lease term for its then fair market value. Rent expense under these leases approximated $.8 million and $.2 million in 2002 and 2001, respectively. Future minimum lease payments under the leases are included in the table above.

Note 19. Contingencies, Guarantees and Indemnifications

        We are defendants in a number of pending legal actions, including actions related to the use and performance of our products. We carry product liability insurance covering significant claims for damages involving personal injury and property damage. In the event we are determined to be liable for damages in connection with actions and proceedings, the unaccrued portion of such liability is not expected to be material. We also have been identified as a potentially responsible party at several waste disposal sites under U.S. and related state environmental statutes and regulations and have joint and several liability for any investigation and remediation costs incurred with respect to such sites. We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. We have established reserves that we believe are adequate for our expected future liability in such actions and proceedings where the nature and extent of such liability can be reasonably estimated based upon presently available information.

        Our engine products are also subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. In April 2002, we received certification from the U.S. Environmental Protection Agency (EPA) for our ISX heavy-duty diesel truck engine. In May 2002, we received certification from the EPA for our medium-duty 5.9-litre ISB engine that is used in trucks, buses, RV's, step vans and other medium-duty applications. In September 2002, the EPA certified our ISM heavy-duty diesel truck engine. These certifications affirm our compliance with stringent new emission standards that became effective October 1, 2002, and permit us to produce and sell these engines under the new emissions standards. The standards were established in a consent decree that we entered into with the EPA, the U.S. Department of Justice and the California Air Resources Board (CARB) in October 1998 along with other diesel engine manufacturers. In issuing our certifications, the EPA also affirmed the use of Auxiliary Emissions Control Devices (AECD) that we submitted.

        We believe we are on schedule to meet the requirements to pull forward the reduction of emissions levels for off-highway engines of 300 to 750 horsepower that become effective under the consent decree on January 1, 2005. We believe meeting this requirement has been facilitated by our development work for the on-highway heavy-duty and medium-duty engines.

U.S. Distributor Guarantees

        We have entered into an operating agreement with Citicorp Leasing, Inc. pursuant to which we agreed to guarantee revolving loans, equipment term loans and leases, real property loans and letters of credit made by Citicorp Leasing, Inc. to certain independent Cummins and Onan distributors in the United States, as well as certain distributors in which we own an equity interest. Under the terms of the operating agreement, our guarantee of any particular financing will be limited to the amount of the financing in excess of a particular distributor's "borrowing base." The "borrowing base" of any particular distributor is equal to the amount that Citicorp Leasing, Inc. would have allowed the distributor to borrow absent our guarantee.

        In the event that any distributor is in default under any financing or:

  •
  at any time on or before August 31, 2004, the rating on our long-term senior unsecured debt from Standard & Poor's is less than "BB" or from Moody's is less than "Ba2"; or

  •
  at any time on or after September 1, 2004, the rating on our long-term senior unsecured debt from Standard & Poor's is less than "BBB-" or from Moody's is less than "Baa3";

then we will be required to guarantee the entire amount of each financing under the terms of the operating agreement. In addition, in the event the rating on our long-term senior unsecured debt falls below the thresholds described above, we will also be required to pay to Citicorp Leasing, Inc. a monthly fee equal to 0.50% per annum on the daily average outstanding balance of each financing arrangement under the operating agreement. Further, in the event that any distributor defaults under a particular financing arrangement, we will be required to purchase the assets of that distributor that secure its borrowings under the financing arrangement.

        The operating agreement will continue in effect until February 7, 2007, and may be renewed by the parties for additional one-year terms. As of December 31 2002, we had $43 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $292 million.

Canadian Distributor Guarantees

        We have entered into a number of guarantee agreements with The Bank of Nova Scotia pursuant to which we have agreed to guarantee borrowings of certain independent distributors of our products. Under the terms of these agreements, our guarantee with respect to any one financing arrangement between a distributor and The Bank of Nova Scotia is limited to 50% of the aggregate principal amount of the financing. As of December 31, 2002, we had $15 million of guarantees outstanding under these guarantee agreements relating to distributor borrowings of $30 million.

Other Guarantees

        In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including sale of foreign receivables with recourse, guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party debt. The maximum potential loss related to these other guarantees is $10 million at December 31, 2002.

Indemnifications

        Periodically, we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses. Common types of indemnifications include:

  •
  asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold

  •
  any contractual agreement where we agree to indemnify the counter-party for losses suffered as a result of a misrepresentation in the contract

Because the indemnifications are not related to specified known liabilities and due to the their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

Note 20. Restated Selected Quarterly Financial Data (unaudited)

        The selected quarterly financial data presented below have been restated from the information previously presented in our Form 10-Qs for the applicable periods to reflect the adjustments described in Note 2. As a result, the information presented in our previously filed quarterly reports on Form 10-Q can no longer be relied upon.

	2002—As restated (a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	$ Millions, except per share amounts
Net sales	$1,333	$1,458	$1,648	$1,414	$5,853

Gross margin	233	277	313	222	1,045

Earnings (loss) before cumulative effect of change in accounting principle (d), (f)	(27)	16	44	46	79

Cumulative effect of change in accounting principle, net of tax (c)	3	—	—	—	3

Net earnings (loss) (d), (f)	(24)	16	44	46	82

Per common share:
Basic
Earnings (loss) before cumulative effect of change in accounting principle	$(.69)	$.41	$1.14	$1.20	$2.06
Cumulative effect of change in accounting principle, net of tax	.07	—	—	—	.07

Net earnings (loss)	$(.62)	$.41	$1.14	$1.20	$2.13

Diluted
Earnings (loss) before cumulative effect of change in accounting principle	$(.69)	$.40	$1.06	$1.10	$2.06
Cumulative effect of change in accounting principle, net of tax	.07	—	—	—	.07

Net earnings (loss)	$(.62)	$.40	$1.06	$1.10	$2.13

Dividends	.30	.30	.30	.30	1.20
Stock price per share
High	$47.96	$50.19	$33.14	$31.44
Low	35.00	30.62	23.42	19.69
	2001—As restated (b)
Net sales	$1,349	$1,461	$1,408	$1,463	$5,681

Gross margin	241	263	258	251	1,013

Net earnings (loss) (e)	(21)	(83)	6	(5)	(103)

Per common share
Basic	$(.55)	$(2.16)	$.14	$(.13)	$(2.70)

Diluted	(.55)	(2.16)	.14	(.13)	(2.70)

Dividends	.30	.30	.30	.30	1.20
Stock price per share
High	$43.27	$45.50	$43.50	$39.65
Low	34.40	35.77	28.00	30.75

(a)
The information presented in the table below reconciles our restated net income for the first three quarters of 2002 from the net income previously presented in our Form 10-Qs for the applicable periods. The information for the fourth quarter of 2002 has been reconciled from the net income amount previously provided in our Form 8-K dated May 12, 2003. See Note 2 for a description of the adjustments:

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (g)	Total (g)
	$ Millions
Net earnings—as previously reported	$(26)	$12	$40	$46	$72
Net restatement adjustments (pre tax):
1. Manufacturing location adjustments	—	—	—	(8)	(8)
2. Items now recorded in period of occurrence	1	5	6	8	20
3. Other adjustments:
a. Accrual and reserve measurements	(2)	(1)	(4)	(1)	(8)
b. GAAP application adjustments	4	3	4	6	17
c. Restructuring adjustments	—	(3)	—	(4)	(7)
d. Other, net	—	—	—	—	—

Total net adjustments	3	4	6	1	14
Tax effect	(1)	—	(2)	(1)	(4)

Total adjustments, net of tax	2	4	4	—	10

Net earnings—as restated	$(24)	$16	$44	$46	$82

(b)
The information presented in the table below reconciles our restated net income for the first three quarters of 2001 from the net income previously presented in our Form 10-Qs for the applicable periods. The information for the fourth quarter of 2001 has been reconciled from the net income amount previously reported in our 2001 Form 10-K. See note 2 for a description of the adjustments:

	2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	$ Millions, except per share amounts
Net earnings—as previously reported	$(26)	$(82)	$3	$3	$(102)
Net restatement adjustments (pre tax):
1. Manufacturing location adjustments	—	(1)	—	—	(1)
2. Items now recorded in period of occurrence	6	(1)	—	—	5
3. Other adjustments:
a. Accrual and reserve measurements	5	1	4	(11)	(1)
b. GAAP application adjustments	(2)	(1)	—	(1)	(4)
c. Restructuring adjustments	(3)	—	—	2	(1)
d. Other, net	—	1	—	(2)	(1)

Total net adjustments	6	(1)	4	(12)	(3)
Tax effect	(1)	—	(1)	4	2

Total adjustments, net of tax	5	(1)	3	(8)	(1)

Net earnings—as restated	$(21)	$(83)	$6	$(5)	$(103)

(c)
The first quarter 2002 data has been restated to reflect a change in accounting principle related to our benefit plan measurement date as discussed in Note 1. The decision to change was made in the fourth quarter of 2002, and the impact of the change is reflected retroactively as of the beginning of the fiscal year.

(d)
Included in the fourth quarter 2002 net loss is a charge of $8 million related to the early retirement of the ESOP notes.

(e)
Included in the second quarter 2001 net loss are restructuring, asset impairment and other charges of $125 million ($84 million net of tax).

(f)
The fourth quarter of 2002 includes $4 million of reconciling items written off in that quarter that could not be associated with a specific period.

(g)
This column shows the effect of the adjustments in 2002. Previously reported net income for the fourth quarter of 2002 and the total 2002 column represents the unaudited results that were included in the Form 8-K furnished on May 12, 2003.

        At December 31, 2002, there were approximately 4,391 holders of record of the Company's $2.50 par value common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ JEAN S. BLACKWELL Jean S. Blackwell Vice President—Chief Financial Officer and Chief of Staff	By:	/s/ SUSAN K. CARTER Susan K. Carter Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: August 4, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Theodore M. Solso	Director and Chairman and Chief Executive Officer (Principal Executive Officer)	August 4, 2003
* Robert J. Darnall	Director	August 4, 2003
* John M. Deutch	Director	August 4, 2003
* Walter Y. Elisha	Director	August 4, 2003
* Alexis M. Herman	Director	August 4, 2003
* William I. Miller	Director	August 4, 2003
* William D. Ruckelshaus	Director	August 4, 2003
* Franklin A. Thomas	Director	August 4, 2003
* J. Lawrence Wilson	Director	August 4, 2003
By:	/s/ SUSAN K. CARTER Susan K. Carter Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3(a)	Restated Articles of Incorporation of Cummins Inc., as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 25, 2001, by reference to Quarterly Report on Form 10-Q for the quarter ended April 3, 1994, by reference to Quarterly Report on Form 10-Q for the quarter ended October 1, 1989 and by reference to Form 8-K dated July 26, 1990).
3(b)	By-laws of Cummins Inc., as amended and restated effective as of October 8, 2002 (filed herewith).
4(a)
Credit Agreement dated as of November 5, 2002 among Cummins, Inc., Cummins Engine Co. Ltd., Cummins Power Generation Ltd., Newage International Limited, and lenders party thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Citicorp USA, Inc., as Syndication Agent, and Bank of America, N.A. and The Bank of Nova Scotia, as Co-Documentation Agents (filed herewith).
4(b)	Guarantee and Security Agreement dated as of November 5, 2002 between Cummins, Inc., the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Collateral Agent (filed herewith).
4(c)
Rights Agreement, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989, by reference to Form 8-K dated July 26, 1990, by reference to Form 8 dated November 6, 1990, by reference to Form 8-A/A dated November 1, 1993, by reference to Form 8-A/A dated January 12, 1994 and by reference to Form 8-A/A dated July 15, 1996).
4(d)
Indenture between Cummins Inc. and BNY Midwest Trust Company, as Trustee, dated as of June 18, 2001, in connection with 7% Junior Subordinated Convertible Debentures Due June 15, 2031 (incorporated by reference to Quarterly Report Form 10-Q for the quarter ended June 24, 2001).
4(e)
Amended and Restated Trust Agreement among Cummins Inc. as Depositor, BNY Midwest Trust Company as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, and The Administrative Trustees Named Therein, Dated as of June 18, 2001 (incorporated by reference to Quarterly Report Form 10-Q for the quarter ended June 24, 2001).
4(f)
Guarantee Agreement between Cummins Inc. and BNY Midwest Trust Company Relating to the Preferred Securities of Cummins Capital Trust I, Dated as of June 18, 2001 (incorporated by reference to Quarterly Report Form 10-Q for the quarter ended June 24, 2001).
4(g)
Indenture Agreement between Cummins Inc., as Issuer and BNY Midwest Trust company, as Trustee, Registrar and Paying Agent dated November 20, 2002 for issuance of 9 1/2% Senior Notes due 2010 (filed herewith).
10(a)	Target Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(b)	Deferred Compensation Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(c)	Key Employee Stock Investment Plan, as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(d)	Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).

10(e)	Financial Counseling Program (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(f)	1986 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1986, Exhibit 10(g)).
10(g)	Deferred Compensation Plan for Non-Employee Directors, as amended, effective as of April 15, 1994 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(h)	Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10(i)	Excess Benefit Retirement Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10(j)	Employee Stock Purchase Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998).
10(k)	Retirement Plan for Non-Employee Directors of Cummins Inc., as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(l)	Three Year Performance Plan, as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(m)	1992 Stock Incentive Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(s)).
10(n)	Restricted Stock Plan for Non-Employee Directors, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(o)	Executive Retention Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(u)).
10(p)	Senior Executive Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(q)	Senior Executive Three Year Performance Plan, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
18	Change in Accounting Principles Letter from PricewaterhouseCoopers LLP (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32(a)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32(b)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

QuickLinks

CUMMINS INC INTRODUCTORY NOTE
TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
CUMMINS INC. CONSOLIDATED STATEMENTS OF EARNINGS
CUMMINS INC. CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
CUMMINS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
CUMMINS INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
CUMMINS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
CUMMINS INC. EXHIBIT INDEX