Form 10-Q
period 2003-03-30
CUMMINS INC
filed 2003-08-18
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 30, 2003

 Commission File Number 1-4949
___________

 CUMMINS INC.

Indiana (State of Incorporation)	35‑0257090 (IRS Employer Identification No.)
500 Jackson Street Box 3005 Columbus, Indiana 47202-3005 (Address of principal executive offices)

Telephone (812) 377-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value	New York Stock Exchange Pacific Stock Exchange

                                        Securities registered pursuant to Section 12(g) of the Act: None.

           Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No X

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b‑2 of the Act). Yes X  No 

            As of June 29, 2003 there were 41.5 million shares of $2.50 par value per share common stock outstanding.

CUMMINS INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
MARCH 30, 2003

CUMMINS INC.
INTRODUCTORY NOTE

            Cummins Inc. is filing this Quarterly Report on Form 10‑Q to reflect the unaudited Consolidated Financial Statements for the quarter ended March 30, 2003,  and the unaudited restatement of its Consolidated Financial Statements for the period ended March 31, 2002.  As a result of the restatement, which is described in Note 2, "Restatement of Previously Issued Financial Statements", in the accompanying Consolidated Financial Statements, Cummins delayed filing this Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.  On April 17, 2003, we furnished a Current Report on Form 8‑K that included our press release announcing the restatement and reaudit of our Consolidated Financial Statements for 2001 and 2000 and discussing results for the quarter ended March 30, 2003.

            The unaudited Consolidated Financial Statements contained in this quarterly report for the quarter ended March 31, 2002 supersede the unaudited Consolidated Financial Statements contained in our Quarterly Report on Form 10-Q that was previously filed on May 15, 2002 (Original Filing).  The unaudited Consolidated Financial Statements and financial information contained in the Original Filing have been revised herein to reflect the restatement adjustments described in Note 2 of our Consolidated Financial Statements.  We do not intend to amend our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2002.  As a result, the financial statements and related information contained in such reports referenced above should no longer be relied upon.

            In connection with the preparation of our 2003 Consolidated Financial Statements, we became aware of certain isolated matters that were treated incorrectly in the restatement of our pre-2002 Consolidated Financial Statements.  The cumulative effect of these matters resulted in a $2.7 million understatement of retained earnings at December 31, 2002.  The amount of the understatement was not material to our pre 2003 financial statements nor to our expected full year 2003 financial statements.  As a result, our Consolidated Statement of Earnings for the first quarter of 2003 includes $3.6 million pre-tax income ($2.7 million after tax and $0.07 per share) to correct this matter.  The corrections are classified in the Statement of Earnings based upon the classification of the original transactions. Approximately $2.0 million of the correction is recorded in Cost of goods sold, $.2 million in Selling and administrative expenses and $1.4 million in Other (income) expense, net.  Our Consolidated Statement of Earnings for the first quarter of 2003 differs by these amounts from the Consolidated Statement of Earnings included in our From 8-K furnished April 17, 2003.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

CUMMINS INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ending
(Unaudited)	March 30	Restated March 31
$ Millions, except per share amounts	2003	2002
Net sales (include sales to related parties of $189 and $188, respectively)	$ 1,387	$ 1,333
Cost of goods sold (include purchases from related parties of $120 and $132, respectively)	1,169	1,100
Gross margin	218	233
Selling and administrative expenses	195	189
Research and engineering expenses	47	56
Joint ventures and alliances income	(7)	-
Interest expense	20	14
Other (income) expense, net	(7)	-
Earnings (loss) before income taxes, minority interest, dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle	(30)	(26)
Benefit for income taxes	(9)	(8)
Minority interest	4	3
Dividends on preferred securities of subsidiary trust	6	6
Earnings (loss) before cumulative effect of change in accounting principle	(31)	(27)
Cumulative effect of change in accounting principle, net of tax of $1	-	3
Net Earnings (loss)	$ (31)	$ (24)

Earnings Per Share
Basic
Earnings (loss) before cumulative effect of change in accounting principle	$ (.79)	$ (.69)
Cumulative effect of change in accounting principle, net of tax	-	.07
Net earnings (loss)	$ (.79)	$ (.62)
Diluted
Earnings (loss) before cumulative effect of change in accounting principle	$ (.79)	$ (.69)
Cumulative effect of change in accounting principle, net of tax	-	.07
Net earnings (loss)	$ (.79)	$ (.62)

Cash dividends declared per share	$ .30	$ .30

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)	March 30	December 31*
$ Millions	2003	2002
Assets
Current assets
Cash and cash equivalents	$ 66	$ 224
Marketable securities	73	74
Receivables, net	726	676
Receivables from related parties	137	129
Inventories	694	641
Other current assets	263	238
	1,959	1,982
Property, plant and equipment	2,897	2,952
Less accumulated depreciation	1,628	1,647
	1,269	1,305
Investments in and advances to joint ventures and alliances	278	264
Goodwill	343	343
Other intangibles and deferred charges	93	96
Deferred income taxes	640	640
Other noncurrent assets	206	207
Total assets	$ 4,788	$ 4,837

Liabilities and shareholders' investment
Current liabilities
Loans payable	$ 24	$ 19
Current maturities of long-term debt	4	119
Accounts payable	524	427
Accrued product coverage and marketing expenses	227	233
Other accrued expenses	461	531
	1,240	1,329
Long-term debt	1,067	999
Other long-term liabilities	1,295	1,285
Minority interest	96	92
Cummins obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of Cummins	291	291

Shareholders' investment
Common stock, $2.50 par value, 150 million shares authorized
48.5 and 48.6 million shares issued	121	121
Additional contributed capital	1,113	1,115
Retained earnings	526	569
Accumulated other comprehensive income	(528)	(527)
Common stock in treasury, at cost, 7.0 and 7.0 million shares	(280)	(280)
Common stock held in trust for employee
benefit plans, 2.6 and 2.6 million shares	(124)	(128)
Unearned compensation	(29)	(29)
	799	841
Total liabilities and shareholders' investment	$ 4,788	$ 4,837

* Derived from audited financial statements.

 The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
		Restated
(Unaudited)	March 30	March 31
$ Millions	2003	2002
Cash flows from operating activities
Net earnings (loss)	$ (31)	$ (24)
Adjustments to reconcile net earnings (loss) to net
cash flows from operating activities:
Cumulative effect of change in accounting principle	-	(3)
Depreciation and amortization	55	53
Equity in (earnings) losses of joint ventures and alliances	(7)	7
Minority interest	4	3
Translation and hedging activities	(2)	5
Changes in assets and liabilities:
Receivables	(59)	(113)
Proceeds (repayments) from sale of receivables	-	35
Inventories	(53)	(29)
Accounts payable and accrued expenses	11	22
Other	4	12
Net cash used in operating activities	(78)	(32)
Cash flows from investing activities
Property, plant and equipment:
Capital expenditures	(16)	(18)
Investments in internal use software	(6)	(3)
Proceeds from disposals	3	-
Investments in and advances to joint ventures and alliances	(6)	(13)
Purchases of marketable securities	(29)	(22)
Sales of marketable securities	28	18
Other	-	(1)
Net cash used in investing activities	(26)	(39)
Net cash used in operating and investing activities	(104)	(71)
Cash flows from financing activities
Proceeds from borrowings	1	-
Payments on borrowings	(117)	(1)
Net borrowings under short-term credit agreements	75	80
Dividend payments on common stock	(12)	(12)
Other	(2)	(1)
Net cash provided by (used in) financing activities	(55)	66
Effect of exchange rate changes on cash and cash equivalents	1	-

Net change in cash and cash equivalents	(158)	(5)
Cash and cash equivalents at beginning of year	224	50
Cash and cash equivalents at end of quarter	$ 66	$ 45
Cash payments during the quarter for:
Interest	$ 28	$ 26
Income taxes	12	10

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Accounting Policies

Basis of Presentation

We have prepared our Consolidated Financial Statements for the interim periods ended March 30, 2003 and March 31, 2002 in conformity with accounting principles generally accepted in the United States.  Each of the interim periods contains 13 weeks.  Our interim period financial statements are unaudited and include estimates and assumptions that affect reported amounts based upon currently available information and management's judgment of current conditions and circumstances. We recommend that you read our interim financial statements in conjunction with the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2002.  Our interim period financial results for the three-month periods presented are not necessarily indicative of results to be expected for the entire year.

            We believe our Consolidated Financial Statements include all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  Our Chief Executive Officer and Chief Financial Officer have certified that this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Cummins Inc. as of, and for the period ended, March 30, 2003. These certifications are included as Exhibits 31(a) and 31(b) to this Form 10-Q.  Our Chief Executive Officer and Chief Financial Officer have also provided certifications as to the effectiveness of our controls and procedures which are included in the exhibits previously referenced.

We have reclassified certain amounts in prior period financial statements to conform to the presentation of the current period financial statements.

Prior Period Adjustment

In connection with the preparation of our 2003 Consolidated Financial Statements, we became aware of certain isolated matters that were treated incorrectly in the restatement of our pre-2002 Consolidated Financial Statements.  The cumulative effect of these matters resulted in a $2.7 million understatement of retained earnings at December 31, 2002.  The amount of the understatement was not material to our historical financial statements nor to our expected full year 2003 results.  As a result, our Consolidated Statement of Earnings for the first quarter of 2003 includes $3.6 million pre-tax income, ($2.7 million after tax and $0.07 per share) to correct this matter.  The corrections are classified in the Statement of Earnings based upon the classification of the original transactions. Approximately $2.0 million of the correction is recorded in Cost of goods sold, $.2 million in Selling and administrative expenses and $1.4 million in other (income) expense, net.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred.  The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as "Selling and administrative expenses" in our Consolidated Statements of Earnings.  For the three months ended March 30, 2003 and March 31, 2002 these costs were approximately $19 million and $20 million, respectively.

Income Tax Accounting

           Our provision for income taxes is determined using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets.  Our deferred tax assets are reduced by a valuation allowance to the extent there is uncertainty as to their ultimate realization.  We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  During interim reporting periods our income tax provision is based upon the estimated annual effective tax rate of those taxable jurisdictions where we conduct business.  For the three-month periods ended March 30, 2003 and March 31, 2002 our effective tax rate was 25 percent on earnings (loss) before income taxes after deducting dividends on our preferred securities.

Inventories

Our inventories are stated at the lower of cost or net realizable value. At December 31, 2002, 26 percent of our domestic inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method.  Inventories at March 30, 2003, and December 31, 2002, were as follows:

	March 30	December 31
$ Millions	2003	2002
Finished products	$ 406	$ 381
Work-in-process and raw materials	344	316
Inventories at FIFO cost	750	697
Excess of FIFO valuation over LIFO	(56)	(56)
	$ 694	$ 641

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

            Below is a summary of the activity in our product coverage liability account for the three months ended March 30, 2003, including adjustments to pre-existing warranties during the period:

$ Millions	2003
Balance December 31, 2002	$ 318
Provision for warranties issued	44
Payments	(49)
Changes in estimates for pre-existing
warranties	10
Balance March 30, 2003	$ 323

Product Liability

            From time to time, we issue indemnifications to our customers and joint venture partners which indicate that we will indemnify them against any loss suffered as a result of a defective product we have sold them. In addition, periodically, we enter into license agreements or joint venture agreements where we license a patent, trademark or other similar intangible asset and agree to indemnify the licensee against any losses suffered should the patent, trademark or intangible asset infringe upon a third party asset. We provide reserves for these exposures when it is probable that we have suffered a loss, the loss is reasonably estimable and the loss exceeds any insurance coverage we may have. The activity in our product liability accrual for the three months ended March 30, 2003, was as follows:

$ Millions	2003
Balance December 31, 2002	$ 11
Provision	1
Changes in estimates	1
Payments	-
Balance March 30, 2003	$ 13

Earnings Per Share

We calculate basic earnings per share (EPS) of common stock by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if options or securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.  We exclude shares of common stock held by the Company's Retirement Savings Plan in the Employee Benefits Trust from weighted average shares outstanding for the EPS calculation until those shares are distributed from the Trust.  Following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net earnings per share:

	Three Months
	March 30	March 31
$ Millions, except per share amounts	2003	2002

Net earnings (loss) before cumulative effect of change in accounting principle	$ (31)	$ (27)

Weighted average common shares outstanding:
Basic	38.9	38.5
Dilutive effect of stock options	-	.2
Diluted	38.9	38.7

Net earnings (loss) per share before cumulative effect of change in accounting principle:

Basic	$ (.79)	$ (.69)
Diluted	$ (.79)	$ (.69)

The weighted average diluted common shares outstanding for the three months ended March 31, 2002, excludes the effect of .2 million common stock options since the impact would have been anti-dilutive due to losses in the period.   In addition, we also excluded 6.3 million shares attributable to the conversion of our Preferred Securities of Subsidiary Trust, issued in June 2001, from the calculation of diluted EPS for the three months ended March 30, 2003 and March 31, 2002 because the effect was antidilutive due to losses in each period.

The weighted average diluted common shares outstanding for March 30, 2003 and March 31, 2002, excludes the effect of approximately 5.3 million and 3.7 million common stock options, respectively, since such options have an exercise price in excess of the average market value of Cummins common stock for those quarters.

Employee Stock Plans

On January 1, 2003, we adopted the accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) for stock based employee awards.  We had previously been accounting for these awards under Accounting Principles Board Opinion No. 25, as allowed by SFAS 123.  SFAS 123 requires stock based employee awards to be accounted for at fair value on the date of grant.  As allowed under SFAS 123, as amended by SFAS 148, we are adopting the accounting provisions only for new awards issued on or after January 1, 2003.  We did not issue any stock based employee awards during the three-month period ended March 30, 2003.  Consistent with the provisions of SFAS 123, the following table summarizes the pro forma net earnings and earnings per share amounts as if we had accounted for all previously awarded stock options using the fair market value approach:

	Three months ended
$ Millions, except per share amounts	March 30, 2003	March 31, 2002

Net earnings (loss)
As reported	$ (31)	$ (24)
Add: Stock based employee compensation included
in net earnings (loss), net of tax	-	1
Less: Stock based employee compensation determined
under fair value method, net of tax	-	(4)

Pro forma net earnings (loss)	$ (31)	$ (27)

Basic earnings (loss) per share
As reported	$ (.79)	$ (.62)
Pro forma	(.80)	(.70)

Diluted earnings (loss) per share
As reported	$ (.79)	$ (.62)
Pro forma	(.80)	(.70)

            Additional contributed capital in our Consolidated Statements of Financial Position is presented net of employee loans for stock purchases. As of March 30, 2003 and December 31, 2002, the loan amount was $12 million and $13 million, respectively.

 Recently Adopted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143).  SFAS 143 requires obligations associated with retirement of long-lived assets to be capitalized as part of the carrying value of the related asset.  We adopted this statement on January 1, 2003.  The adoption of this statement did not have a material effect on our financial statements.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).  This standard nullifies Emerging Issues Task Force (EITF) Issue No. 88-10 "Costs Associated with Lease Modification or Termination" and EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value when the liability is incurred.  We adopted the provisions of SFAS 146 for exit or disposal activities, such as restructuring, involuntarily terminating employees, and costs associated with consolidating facilities, for actions begun after December 31, 2002, as required.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.  In addition, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure provisions of FIN 45 are effective for annual or interim financial statements for periods ending after December 15, 2002.  The recognition provisions of FIN 45 are applicable only on a prospective basis for guarantees issued or modified after December 31, 2002.  The impact of adopting this statement did not have a significant impact on our financial position or results of operations for the three-month period ended March 30, 2003.  See Note 9 for a discussion of our guarantees existing at March 30, 2003.

Recently Issued Accounting Pronouncements Not Yet Effective

            In November 2002, the EITF issued EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." This issue provides guidance as to how to determine when an arrangement involving multiple deliverables contains more than one unit of accounting and when more than one unit of accounting exists, how the arrangement consideration should be allocated to the multiple units. The application of this issue could affect the timing of the recognition of revenue for multiple deliverable arrangements. The guidance in this issue is prospective for revenue arrangements entered into after June 30, 2003. We are in the process of analyzing the impact this EITF will have, if any, on our revenue recognition in the future.

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" (FIN 46). FIN 46 provides guidance related to identifying variable interest entities (VIEs), including entities more commonly referred to as special purpose entities or SPEs, and in determining whether such entities should be consolidated by the entities' primary beneficiary, defined in FIN 46 as the entity that holds the majority of the variable interests in the VIE. In addition, FIN 46 requires disclosure for both consolidated and non-consolidated VIEs. Certain disclosure provisions of FIN 46 are effective for financial statements issued after January 31, 2003, and the consolidation requirements applicable to Cummins are effective for all periods beginning after June 15, 2003. Currently we participate in four VIEs, two of which are already consolidated. We are assessing the impact of this interpretation on the other two VIEs, one that is a party to our sale-leaseback transaction entered into in 2001 and a receivable securitization conduit to which our consolidated VIE sells receivables. Although we are still assessing the impact, we currently do not believe we are considered the primary beneficiary of either VIE and therefore would not be required to consolidate these entities. Our maximum potential loss related to the sale-leaseback SPE is limited to the amount of our residual value guarantee ($9 million at March 30, 2003). At March 30, 2003, our maximum potential loss related to the receivable securitization conduit was zero as there were no receivables outstanding under the facility.

            In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. We are required to adopt SFAS 150 for our existing financial instruments on July 1, 2003. The adoption of this statement will result in the classification of our obligations associated with the Convertible Preferred Securities of Subsidiary Trust as a liability and will result in the classification of future payments related to these obligations as interest expense in our Consolidated Statements of Earnings. The adoption of this statement will have no impact on net earnings.

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

            The restatement and reaudit of our financial statements included a comprehensive review of the accounting records underlying our financial statements for the related periods. The work performed during this review also resulted in a restatement of the quarterly information previously reported for the quarter ended March 31, 2002.  The accompanying financial statements reflect adjustments made to our previously reported information for the quarter ended March 31, 2002, as a result of this comprehensive review and the work performed during the restatement and reaudit process in order to correct accounting errors primarily associated with the period of accounting recognition. We have segregated these adjustments into the following categories:

            1.         Adjustments stemming from the unreconciled accounts at our manufacturing locations referred to above. These items did not have a material effect on the results for the quarter ended March 31, 2002.

            2.         Adjustments related to the correction of accounting errors previously recorded in the period management identified the error. Generally Accepted Accounting Principles (GAAP) and Staff Accounting Bulletin 99 permit these types of adjustments to be recorded in the period errors are identified to the extent they are not deemed material for purposes of restating prior period financial statements. The most significant items in this category are related to the reconciliation of certain intercompany accounts and other clearing or suspense accounts associated with receivables, accounts payable and accrued payroll. As a result of the restatement, management has now reflected these items in the periods to which they relate.

            3.         Other adjustments to correct errors were identified during the restatement process and have been categorized and summarized as follows:

                        a.         Revisions to various accounts (primarily reserve and accrual accounts) that relate to significant estimates, uncertainties and judgments where the original amount was either calculated incorrectly or documentation directly supporting the original amount could not be located. The most significant item in this category relates to adjustments for obligations associated with marketing programs.

                        b.         Adjustments to certain accounts to achieve proper and consistent application of GAAP throughout our organization. For example, this category includes adjustments for liabilities or reserves not recorded by certain of our locations that are required by US GAAP. The most significant item in this category relates to the omission of an accrual for long-term variable incentive compensation in 2001 that had previously been recorded in 2002. This category also includes adjustments related to the calculation of expense for certain non-US subsidiary defined benefit pension plans in accordance with US GAAP.

             The following tables show the effect of the restatement adjustments on our financial statements for the three months ended March 31, 2002, as previously reported in our Form 10-Q for that quarter:

Increase (decrease) in net earnings ($ millions):	2002

Net earnings (loss) before cumulative effect of change in accounting principle - as previously reported	$ (29)
Net adjustments (pre-tax):
1. Manufacturing location adjustments	-
2. Items now recorded in period of occurrence	1
3. Other adjustments:
a. Accrual and reserve measurements	(2)
b. GAAP application adjustments	4

Total net adjustments (pre-tax)	3
Tax effect	(1)

Total adjustments, net of tax	2

Net earnings (loss) before cumulative effect of change in accounting principle- as restated	$ (27)

Basic and diluted earnings per share before cumulative effect of change in accounting principle - as previously reported	$(.75)
Effect of restatement adjustments	.06

Basic and diluted earnings per share before cumulative effect of change in accounting principle - as restated	$(.69)

Summary of net expense adjustments by Statements of Earnings caption - increase (decrease) to net earnings (loss):
Cost of goods sold	$ 7
Selling and administrative expenses	(3)
Other income (expense), net	(1)

Total net adjustments (pre-tax)	$ 3

Note 3.  Related Party Transactions

Joint ventures and partnerships

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

All of our engine purchases from CDC are shipped directly from CDC to our customers and recorded as "Cost of good sold" in our Consolidated Statements of Earnings.  Our engine purchases from CDC are recorded at CDC's transfer price which is based upon total production costs of products shipped and an allocation of all other costs incurred during the reporting period, resulting in break-even results for CDC.  We account for our investment in CDC under the equity method of accounting.  Our investment in CDC is classified as "Investments in and advances to joint ventures and alliances" in our Consolidated Statements of Financial Position.

The following table summarizes our related party purchases included in "Cost of goods sold" in our Consolidated Statements of Earnings:

	Three Months
$ Millions	March 30	March 31
	2003	2002
Engines, parts and components - CDC	$ 90	$ 109
Engines, parts and components - other JV's	30	23

Distributors

            We have an extensive worldwide distributor and dealer network through which we sell and distribute our products and services. Generally, our distributors are divided by geographic region. Some of our distributors are wholly‑owned by Cummins, some partially‑owned and the majority are independently owned. We consolidate all wholly‑owned distributors and account for partially‑owned distributors using the equity method of accounting.

            We are contractually obligated to repurchase new engines, parts and components and signage from our North American distributors following an ownership transfer or termination of the distributor. Outside of North America, repurchase obligations and practices vary by region. In addition, we provide guarantees related to certain obligations of some distributors as more fully discussed in Note 9. We continually monitor the financial condition of these independent distributors. We recognize revenue on sales to these distributors when we have concluded that our performance under these guarantees is unlikely. All distributors that are partially‑owned and those who participate in the guaranteed loan program are considered to be related parties in our Consolidated Financial Statements.

Note 4.  Other (Income) Expense

The major components of "Other (income) expense, net" included in our Consolidated Statements of Earnings are shown below:

	Three Months
	March 30	March 31
$ Millions	2003	2002
Operating (income) expense:
Foreign currency (gain) loss	$ (2)	$ 4
Sale of scrap	(1)	-
Loss (gain) on sale of businesses and distributors	-	(1)
Amortization of intangibles and other assets	1	1
Royalty income	(1)	-
Other, net	-	(3)
Total operating (income) expense	(3)	1
Non-Operating (income) expense:
Interest income	(3)	(2)
Rental income	(1)	(1)
Bank charges	3	1
Loss (gain) on available for sale securities	(2)	-
Non-operating partnership costs	-	1
Technology income from joint venture partners	(1)	-
Prior period adjustment	(1)	-
Other, net	1	-
Total non-operating (income) expense	(4)	(1)
Total other (income) expense, net	$ (7)	$ -

Note 5.  Derivatives and Other Financial Instruments

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

	March 30, 2003		December 31, 2002		March 31, 2002

$ Millions	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign Currency:
Forward Contracts	$ 268	$ (2)	$ 295	$ 4	$ 122	$ -
Interest Rate:
Swaps	-	-	-	-	225	3
Commodity Price:
Fixed Price Swap	5	-	5	-	9	-
	$ 273	$ (2)	$ 300	$ 4	$ 356	$ 3

Foreign Currency Exchange Rate Risks

Due to our international business presence, we are exposed to foreign currency exchange risks. We transact business extensively in foreign currencies and as a result, our earnings experience some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted inter-company and third party sales and purchases denominated in non-functional currencies.  In April 2002, we began hedging our foreign currency exposure to variability in the functional currency equivalent cash flows associated with forecasted transactions. These forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and are recorded in the Consolidated Statements of Financial Position at fair value in "Other current assets" and other liabilities.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive income".  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings.  For the first quarter ended March 30, 2003, $3 million of gain was reclassified from "Accumulated other comprehensive income" to earnings.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in "Other (income) expense, net" in current earnings during the period of change.  As of March 30, 2003, $2 million of deferred losses were included in "Accumulated other comprehensive income" in the Consolidated Statements of Financial Position and are expected to be reclassified to earnings over the next twelve months.  For the three months ended March 30, 2003, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Our internal hedging policy allows for managing anticipated foreign currency cash flow for up to one year. At March 30, 2003, approximately 96 percent of the notional amount of the forward contracts shown in the table above were attributable to five currencies, the British Pound (46 percent), the Australian Dollar (21 percent), the Euro (11 percent), the Mexican Peso (12 percent), and the Japanese Yen (6 percent). As of March 31, 2002, approximately 88 percent of the contracts were attributable to three currencies, the British Pound (35 percent), the Australian Dollar (34 percent) and the Euro (19 percent).

To minimize the earnings volatility resulting from the remeasurement of receivables and payables and payables denominated in foreign currency, we enter into foreign currency forward contracts.  The objective is to offset the gain or loss from remeasurement with the fair market valuation of the forward contract.  These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities".  Gain or loss on the derivative instrument and remeasurement of the receivable and payable is reported as "Other (income) expense, net" in our Consolidated Statements of Earnings and included a loss of  $3 million and $1 million for the first quarters ended March 30, 2003 and March 31, 2002, respectively.

Interest Rate Swaps

We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. Currently, we have no interest rate swaps outstanding.

In March 2001, the Company terminated three fixed-to-floating interest rate swap agreements related to Cummins 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005.  The termination of these swaps resulted in a $9 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized in the first quarter of 2003 and 2002 was $.6 million and $.7 million, respectively.  The remaining balance of the deferred gain is classified with "Long-term debt" in our Consolidated Statements of Financial Position.

            In November 2002, we terminated an interest rate swap relating to our 6.45% Notes that mature in 2005. The swap acted as a fair value hedge and converted $225 million notional amount from fixed rate debt into floating rate debt and would have matured in 2005. The termination of the swap resulted in a $12.3 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during the first quarter of 2003 was $1.3 million. The remaining balance of the deferred gain is classified with "Long-term debt" in our Consolidated Statements of Financial Position.

We have equity method investees whose financial results are not consolidated that have entered into floating-to-fixed interest rate swap agreements. The swaps have been designated and qualify as cash flow hedges under SFAS 133. We record our share of the gain or loss on these instruments in "Accumulated other comprehensive income." As of March 30, 2003, the gains and losses related to these swaps were not material.

Commodity Price Swaps

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we enter into fixed price swaps with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The fixed price swaps are derivative contracts and are designated as cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and are recorded in the Consolidated Statements of Financial Position at fair value in "Other current assets" and other liabilities.  The effective portion of the unrealized gain or loss is deferred and reported as a component of "Accumulated other comprehensive income".  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. As of March 30, 2003, unrealized gains and losses related to commodity swaps were not material.  The ineffective portion of the hedge is recognized in "Other (income) expense, net" in current earnings in the period in which the ineffectiveness occurs.

Our internal policy allows for managing commodity cash flow hedges for up to three years. For the three months ended March 30, 2003, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Note 6.  Borrowing Arrangements

We had $125 million of 6.25% Notes that matured on March 1, 2003.  These notes were repaid during the first quarter of 2003.  There was no gain or loss recorded upon repayment of these notes.

            The increase in our long-term debt from December 31, 2002, is primarily related to borrowings outstanding under our revolving credit facility.  The amount outstanding at March 30, 2003 was $70 million compared to $0 at December 31, 2002.

            Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to the $250 million 9.5% Senior Notes and our new credit facility which may, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale/leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a minimum net worth, a minimum debt-to-equity ratio and a minimum interest coverage ratio. As of March 30, 2003, we were in compliance with all of the covenants under our borrowing agreements except as noted below.

            As a result of the restatement and reaudit, we delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2002, and this Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, with the Securities and Exchange Commission (SEC). As previously disclosed, the delay in filing resulted in a breach of a requirement for timely satisfaction of SEC filing obligations under several of our credit agreements, the most significant of which are discussed below. A majority of our long-term debt is governed by three Indenture agreements summarized as follows:

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

            Under each of the Indentures, we are required to deliver to the respective Trustees a copy of our Annual Report on Form 10-K within specified periods of time after such filings are due (March 31, 2003). The breach caused by the delay in filing our 2002 Annual Report on Form 10-K gave certain rights to the Trustees and debt holders under the Indentures to accelerate maturity of our indebtedness if they give us notice and we do not cure the breach within 60 days. However, neither the Trustees nor the respective debt holders gave us such notice. By filing our 2002 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for the first quarter ended March 30, 2003, with the SEC and by delivering a copy of these filings to the Trustees of the Indentures and to our lender under the credit facility agreement, we will cure the noncompliance under the above mentioned Indentures and comply with the terms of the credit facility agreement.

            In November 2002, we entered into a new credit facility agreement that provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. The agreement requires that we annually deliver audited financial statements to the lenders within a specified period of time. As a result of the restatement and reaudit process, we received a waiver from our lenders through November 30, 2003, of any breach due to a delay in the delivery of our audited financial statements. As mentioned above, this breach has been cured by the filing of our Form 10-K for the year ended December 31, 2002, and this Quarterly Report on Form 10-Q for the three months ended March 30, 2003.

            In connection with the 2002 Indenture, we agreed to file an exchange offer registration statement with the SEC and complete that offer no later than May 19, 2003. As a result of the delay in filing our 2002 Annual Report on Form 10-K with the SEC, we were unable to complete the exchange offer and became contractually obligated to pay an additional 0.25% per annum interest on the notes issued under that Indenture. For each 90-day delay in the completion of the exchange offer, the interest rate on the 9.5% notes will increase by an additional 0.25% per annum up to a 1% maximum increase until such time as the exchange offer is completed.  We expect to satisfy our registration obligations relating to the 2002 Indenture in the near term, following which the incremental interest and dividend payments will be discontinued.

            In connection with the 2001 Indenture governing the issue of our 7% convertible preferred securities, we exercised our right to suspend the use of the resale prospectus, which is part of a shelf registration statement that we had filed and had declared effective to permit the resale of these securities, pending the filing of our 2002 Annual Report on Form 10-K with the SEC.  Effective March 1, 2003, this suspension resulted in an increase of 0.5% per annum in the dividend rate borne by these securities.  The 0.5% premium was paid until we removed the suspension of the use of the resale prospectus on August 5, 2003, after the filing of our 2002 Annual Report on Form 10-K.

Note 7.  Business Segments and Geographic Information

            We have four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributor.  Our business segments are organized according to the products and markets each segment serves.  This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers.  Profit before interest, taxes, restructuring and other charges and return on average net assets excluding debt, taxes, minimum pension liability adjustment and nonrecurring accruals are the primary bases for the chief operating decision maker, our Chairman and Chief Executive Officer, to evaluate the performance of each of our business segments. As a result, no allocation of debt-related items, minimum pension liability or income taxes is made to the individual segments. The segment information below for 2002 has been restated to reflect the adjustments described in Note 2. In addition, the segment net asset information has been recast to reflect management's current methodology of allocating assets to segments.  A summary of operating results by segment for the three-month periods ended March 30, 2003 and March 31, 2002 is shown below:

$ Millions	Engine	Power Generation	Filtration and Other	International Distributor	Eliminations	Total
Three months ended March 30, 2003
Net sales	$ 816	$ 267	$ 254	$ 136	$ (86)	$ 1,387
Earnings (loss) before interest and taxes	(22)	(14)	20	6	-	(10)
Net assets	835	481	648	165	-	2,129
Three months ended March 31, 2002
Net sales	$ 776	$ 283	$ 228	$ 124	$ (78)	$ 1,333
Earnings (loss) before interest and taxes	(18)	(15)	20	1	-	(12)
Net assets	865	417	630	164	-	2,076

The table below reconciles the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Three Months
$ Millions	March 30	March 31
	2003	2002
Earnings (loss) before interest and taxes for business segments	$ (10)	$ (12)
Interest expense	20	14
Income tax provision (benefit)	(9)	(8)
Minority interest	4	3
Dividends on preferred securities	6	6
Cumulative effect of change in accounting principle	-	(3)
Consolidated net earnings (loss)	$ (31)	$ (24)

Net assets for business segments	$ 2,129	$ 2,076
Liabilities deducted in arriving at net assets	2,442	1,920
Minimum pension liability excluded from net assets	(624)	(224)
Deferred tax assets not allocated to segments	815	573
Debt-related costs not allocated to segments	26	19
Consolidated assets	$ 4,788	$ 4,364

Note 8.  Comprehensive Earnings

A reconciliation of our net earnings (loss) to comprehensive earnings (loss) for the three-month periods is shown in the table below.

	Three Months
$ Millions	March 30	March 31
	2003	2002
Net earnings (loss)	$ (31)	$ (24)
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on derivatives	(4)	1
Foreign currency translation adjustments	3	(6)
Minimum pension liability	-	(1)
Comprehensive earnings (loss)	$ (32)	$ (30)

Note 9.  Contingencies, Guarantees and Environmental Compliance

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

            The operating agreement will continue in effect until February 7, 2007, and may be renewed by the parties for additional one-year terms. As of March 30, 2003, we had $39 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $279 million.

Canadian Distributor Guarantees

            We have entered into a number of guarantee agreements with The Bank of Nova Scotia pursuant to which we have agreed to guarantee borrowings of certain independent distributors of our products. Under the terms of these agreements, our guarantee with respect to any one financing arrangement between a distributor and The Bank of Nova Scotia is limited to 50% of the aggregate principal amount of the financing. As of March 30, 2003, we had $14 million of guarantees outstanding under these guarantee agreements relating to distributor borrowings of $29 million.

Residual Value Guarantees

            As more fully discussed in our 2002 Annual Report on Form 10-K, we have various residual value guarantees on equipment leased under operating leases.  The amounts of those guarantees at March 30, 2003, are summarized as follows:

Power rent lease program	$ 120
Manufacturing equipment on sale/leaseback	9
Other residual guarantees	12
Total residual guarantees	$ 141

Other Guarantees

            In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including sale of foreign receivables with recourse, guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party debt. The maximum potential loss related to these other guarantees is $12 million at March 30, 2003.

            There were no significant new guarantee arrangements entered into during 2003, thus the amount of the liability recorded was not significant.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement of the Company's unaudited Consolidated Financial Statements for the  period ended March 31, 2002 as discussed in  Note 2 of the Consolidated Financial Statements.  We recommend that you read Note 2 in the accompanying Consolidated Financial Statements in conjunction with this Management's Discussion and Analysis.

             In addition, in connection with the preparation of our 2003 Consolidated Financial Statements, we became aware of certain isolated matters that were treated incorrectly in the restatement of our pre-2002 Consolidated Financial Statements.  The cumulative effect of these matters resulted in a $2.7 million understatement of retained earnings at December 31, 2002.  The amount of the understatement was not material to our pre 2003 financial statements nor to our expected full year 2003 financial statements.  As a result, our Consolidated Statement of Earnings for the first quarter of 2003 includes $3.6 million pre-tax income ($2.7 million after tax and $0.07 per share) to correct this matter. The corrections are classified in the Statement of Earnings based upon the classification of the original transactions.  Approximately $2.0 million of the correction is recorded in Cost of goods sold, $.2 million in Selling and administrative expenses and $1.4 million in Other (income) expense, net.  Our Consolidated Statement of Earnings for the first quarter of 2003 differ by these amounts from the Consolidated Statement of Earnings included in our From 8-K furnished April 17, 2003.

Overview

Cummins net loss for the first quarter 2003 was $31 million, or $0.79 per share, compared to last year's first quarter loss of $24 million, or $0.62 per share.  Excluding the cumulative effect of a one-time change in accounting principle in the first quarter 2002, our reported net loss was $27 million, or $0.69 per share.  While demand across most of our markets remained at weak levels, components of our Engine Business, our Filtration and Other segment, and our International Distributor Business continued to perform well.  The increase in the net loss over the prior year's quarter is primarily attributable to increased interest expense due to higher interest rates.

Cummins first quarter 2003 worldwide net sales were $1.387 billion, an increase of $54 million, or 4 percent, compared to net sales of $1.333 billion in the first quarter of 2002.  Sales in the Engine, Filtration and Other and International Distributor segments increased quarter over quarter while Power Generation sales were down $16 million, or 6 percent, compared to 2002.  Total Engine Business sales increased $40 million, primarily heavy-duty truck, up $17 million, or 8 percent, and sales to Chrysler, up $80 million, or 71 percent, offset by lower medium-duty truck and bus sales, lower sales to the recreational vehicle market and lower industrial sales.  Filtration and Other sales increased $26 million, or 11 percent, compared to the prior year's quarter, primarily due to improved demand and higher market penetration and International Distributor sales were up $12 million, or 10 percent, primarily due to strong parts sales.

Net Sales Summary

Net sales for each of the Company's key business segments during the comparative interim periods follows:

	March 30	March 31
$ Millions	2003	2002
Engine	$ 816	$ 776
Power Generation	267	283
Filtration and Other	254	228
International Distributor	136	124
Elimination of intersegment revenue	(86)	(78)
	$ 1,387	$ 1,333

Net sales for the Engine Business were $816 million in the first quarter 2003, an increase of $40 million, or 5 percent, compared to net sales in the first quarter 2002.  Sales in the Power Generation Business were $267 million, down $16 million, or 6 percent, compared to first quarter of 2002, primarily as a result of lower economic activity and higher inventory levels in the marketplace.  Sales of the Filtration and Other Business were $254 million, an increase of $26 million, or 11 percent, compared to 2002.  Sales for the International Distributor Business were $136 million, up $12 million, or 10 percent, compared to first quarter 2002 sales.

Gross Margin

The Company's gross margin was $218 million, or 15.7 percent of net sales, in the first quarter of 2003, compared to $233 million, or 17.5 percent of net sales, in the first quarter of 2002.  The decrease in gross margin percentage was attributable to a higher mix of new engines with lower margins at product  introduction, as well as a lower sales mix of high-horsepower and heavy-duty engine sales in the first quarter 2003, compared to the prior year.  Product coverage costs were $54 million, or 3.9 percent of sales, in the first quarter 2003, compared to $46 million, or 3.5 percent of sales, a year ago, again reflecting a higher mix of new engine shipments and higher product coverage expenses in our Power Generation segment.  Excluding product coverage costs, gross margin for the quarter was $272 million, or 19.6 percent of net sales, compared to $279 million, or 21.0 percent of net sales, in the first quarter last year.

Selling and Administrative

Total selling and administrative expenses were $195 million, or 14 percent of net sales, in the first quarter 2003 compared to $189 million, or 14 percent of sales, in the first quarter 2002. The $6 million increase was a result of funding growth initiatives, primarily in our Filtration and Other segment and unfavorable variances from exchange rate differences.

Research and Engineering Expenses

Total research and engineering expenses were $47 million, or 3 percent of net sales, in the first quarter 2003 compared to $56 million, or 4 percent of net sales last year, or a decrease of $9 million or 16 percent.  Most of the decrease is a result of completing a majority of the development work on the new emission compliant engines in 2002.

Results of Joint Ventures and Alliances

The Company's earnings from joint ventures and alliances was $7 million in the first quarter 2003 compared to break-even results a year ago.  The increase resulted from earnings improvement in our distributor joint ventures in North America, our marine joint venture, Cummins Mercruiser, and from several of our joint ventures in China, including Dongfeng Cummins Engine Co. Ltd., a supplier to China's second largest truck manufacturer.

Interest Expense

Interest expense was $20 million in the first quarter of 2003 compared to $14 million in the first quarter last year. The $6 million increase in interest expense reflects the higher costs of borrowed funds, specifically the issuance of our 9.5% Senior Notes in November, 2002.

Effective July 1, 2003, dividends on our preferred securities will be prospectively classified as interest expense in accordance with a new accounting standard issued by the Financial Accounting Standards Board (see Recently Issued Accounting Pronouncements - SFAS No. 150).

Cash payments of interest during the first quarter of 2003 and 2002 are disclosed in the Consolidated Statements of Cash Flows.

Other (Income) Expense

Other income was $7 million in the first quarter 2003 compared to $0 in the first quarter 2002.  Major components of other income and expense, classified as either operating or non-operating, are disclosed in Note 4 of the Consolidated Financial Statements.

Provision for Income Taxes

We recorded an income tax benefit of $9 million in the first quarter of 2003 compared to an $8 million tax benefit recorded in the first quarter of 2002.  The first quarter 2003 and 2002 income tax benefit reflects an estimated annual effective tax rate of 25 percent on earnings (loss) before income taxes after deducting dividends on the Company's preferred securities.

Minority Interest

Minority interest in consolidated operations was $4 million in the first quarter of 2003, compared to $3 million in the first quarter of 2002, an increase of $1 million, primarily due to higher earnings at Cummins India Limited, a 51 percent owned subsidiary.

Dividends on Preferred Securities

            Dividends on our preferred securities were $6 million in the first quarter of 2003 and 2002.  A description of these securities is provided in Note 9 "Convertible Preferred Securities of Subsidiary Trust" of our Consolidated Financial Statements in our most recent annual report filed on Form 10-K.  Effective July 1, 2003 these dividends will be prospectively classified as interest expense  in accordance with a new accounting standard issued by the Financial Accounting Standards Board (see Recently Issued Accounting Pronouncements - SFAS No. 150).

Business Segment Results

A discussion of business results for our four business segments follows.  Note 7 of our Consolidated Financial Statements also contains financial information relating to our business segments.

Engine Business

            The revenues and operating income for the Engine Business segment for the three month interim periods were as follows:

	March 30	March 31
$Millions	2003	2002
Net sales	$ 816	$ 776
Earnings (loss) before interest and income taxes	(22)	(18)

The Engine Business shipped 73,800 engines in the first quarter 2003, an increase of 5,400 units, or 8 percent, compared to first quarter 2002.  While heavy-duty engine shipments declined 4 percent and high-horsepower engine shipments were flat compared to first quarter 2002, shipments of midrange engines were up 5,800 units, or 10 percent, primarily due to increased demand from DaimlerChrysler AG for Dodge Ram truck engines, up 12,000 units, or 60 percent, compared to a year earlier.  Total shipments to automotive related markets increased 16 percent compared to the prior year's quarter while shipments to industrial related markets declined 12 percent.

A summary of unit shipments for the Engine Business by engine classification is shown in the table below:

	March 30	March 31
Unit shipments	2003	2002
Midrange	63,300	57,500
Heavy-duty	9,700	10,100
High-horsepower	800	800
	73,800	68,400

A summary and discussion of net sales by market application for the Company's Engine Business follows:

	March 30	March 31
$ Millions	2003	2002
Heavy-duty Truck	$ 236	$ 219
Medium-duty Truck and Bus	122	138
Light-duty Automotive	222	157
Industrial	176	197
High-horsepower Industrial	60	65
	$ 816	$ 776

Heavy-duty Truck

Sales to the heavy-duty truck market were $236 million in the first quarter of 2003, up 17 million, or 8 percent, compared to the first quarter of 2002.  Unit shipments were 7,300 in the first quarter 2003 compared to 7,700 units a year ago, a decline of 400 units, or 5 percent.  The increase in sales on lower unit shipments reflect higher unit price realization on new emissions compliant engines that began shipping in October 2002.  Unit shipments to the North American heavy-duty truck market continue to be adversely impacted by the October 2002 emissions standards change, while unit shipments to international markets increased 16 percent, primarily from higher sales to original equipment manufacturers (OEMs) in Mexico.

Medium-duty Truck and Bus

Medium-duty truck and bus revenues were down $16 million, or 12 percent, below sales levels a year ago.  Revenues for the medium-duty truck market declined 3 percent compared to the prior year while unit shipments declined 6 percent.  Unit shipments to the North American medium-duty truck market were down 54 percent compared to a year ago, while shipments of medium-duty engines to international markets increased 16 percent, primarily to OEMs in Latin America.  Bus engine sales declined 33 percent compared to the prior year with most of the decline a result of lower demand from North American OEMs due to the emissions change.  Shipments to international bus markets were up 3 percent compared to a year ago, with increased shipments to the U.K. offset by lower shipments to China and Mexico.

Light-duty Automotive

Revenues from the light-duty automotive market increased $65 million, or 41 percent compared to first quarter 2002 revenues.  Total unit shipments were up 41 percent compared to the prior year's quarter with most of the increase attributable to stronger demand from DaimlerChrysler AG, slightly offset by lower demand in the recreational vehicle market.  Total shipments to DaimlerChrysler for the Dodge Ram truck were 31,800, an increase of 12,000 units, or 60 percent higher than first quarter a year ago primarily from the launch of the new Dodge Ram pickup model.  Engine sales to the recreational vehicle market were down 35 percent in the first quarter 2003 compared to the prior year and engine shipments were 40 percent lower than first quarter last year.  While some recovery is evident in the recreational vehicle industry and our market share has increased primarily from favorable product acceptance, the change to the new emissions standards has adversely impacted sales.

Industrial

Sales to the construction, marine and agriculture markets decreased $21 million or 11 percent compared to the first quarter 2002.  Worldwide shipments in the construction equipment market decreased 10 percent compared to the first quarter of 2002 with unit shipments to North America down 24 percent, and shipments to international markets up 2 percent, primarily to China.  Reduced capital investment driven by weak economic demand has lowered spending levels in the construction equipment markets.

Revenues in the marine markets decreased 28 percent compared to first quarter 2002 sales, while unit shipments declined 32 percent.  The decline in marine business is primarily attributable to the formation of Cummins Mercruiser, our new marine joint venture, in April 2002, where sales of recreational marine engines are now recorded.  Sales to the agricultural equipment market decreased 20 percent from first quarter of 2002, as unit shipments to the North American market increased 30 percent while shipments to international markets declined 34 percent, with small increases in Latin America offset by large declines in Europe.

High-horsepower Industrial

Total high-horsepower industrial sales were $60 million in the first quarter 2003 compared to $65 million a year ago, a decrease of $5 million, or 8 percent.  Revenues from the high-horsepower mining market were up 2 percent compared to first quarter 2002 sales, despite a continued soft market due to lower commodity prices.  First quarter sales to the rail sector, which is primarily an international market, were down 64 percent compared to the prior year while high-horsepower sales to government markets, primarily military applications, were up 60 percent compared to first quarter 2002 with increases in both domestic and international shipments.

Earnings from Operations

The operating loss before interest and taxes for the Engine Business was $22 million in the first quarter 2003, compared to an operating loss before interest and taxes of $18 million a year ago.  The higher operating loss primarily results from a decline in gross margin due to the launch of a complete line of new emissions compliant products and several one-time costs incurred during the quarter including costs related to moving our ISX assembly operations.  Benefits from cost reduction programs were more than offset by the shift from mature engines to new engines where our margins are typically lower at product introduction.  The margin decrease was partially offset by significantly lower spending for research and engineering expenses during the quarter.  We expect Engine Business gross margins to improve throughout the remainder of the year as volumes begin to ramp up and manufacturing efficiencies are realized.

Power Generation Business

            The revenues and operating income for the Power Generation Business segment for the three month interim periods were as follows:

	March 30	March 31
$ Millions	2003	2002
Net sales	$ 267	$ 283
Earnings (loss) before interest and income taxes	(14)	(15)

Sales in the Company's Power Generation Business were $267 million in the first quarter 2003, down $16 million, or 6 percent, compared to sales of $283 million in the first quarter 2002.  Total engines shipped for the generator drive and generator set markets were 5,100 units, down 200 units, or 4 percent lower than the first quarter a year ago.

A summary of unit shipments for the Power Generation business by engine classification follows:

	March 30	March 31
Unit shipments	2003	2002
Midrange	3,000	3,000
Heavy-duty	1,000	1,000
High-horsepower	1,100	1,300
	5,100	5,300

Total engine shipments for generator drive assemblies were 60 percent of total engines shipped in the first quarter 2003, compared to 58 percent a year ago.  Total shipments of generator drive units decreased 2 percent compared to first quarter 2002.  Most of the decrease was in international markets as shipments of generator drive units in North America were flat compared to the prior year.  Shipments of heavy-duty power generator drive units were down 27 percent compared to a year ago, while shipments of high-horsepower generator drive units increased 4 percent compared to a year ago.  Shipments of midrange powered generator drive units increased 4 percent over the prior year's quarter.  Total revenue for generator drive units increased 15 percent as a result of the change in sales mix reflecting higher shipment of high-horsepower drive units.

Total shipments of generator sets were 10 percent lower than the prior year's quarter as midrange units declined 7 percent, heavy-duty units were up 33 percent and high-horsepower units decreased 43 percent.  Total revenues from generator sets decreased 19 percent compared to first quarter 2002 revenues, primarily due to the decline in high-horsepower sales.  Shipments in North America were down 5 percent compared to the prior year while shipments to Latin America declined 30 percent.    Alternator sales were flat compared to first quarter 2002 and generator sales to the mobile/recreational vehicle market were up slightly, increasing 4 percent over the prior year's quarter.

Earnings from Operations

In the first quarter of 2003, Power Generation incurred an operating loss before interest and taxes of $14 million, compared to an operating loss before interest and taxes of $15 million last year.   While progress continues with our cost reduction actions, those benefits were more than offset by further weakness in the North American commercial business, particularly in high-horsepower generator set applications where our fixed manufacturing costs are underabsorbed, pricing pressure is continuing and we experienced lower utilization of our Power Generation rental fleet.

Filtration and Other Business

            The revenues and operating income for the Filtration and Other Business segment for the three month interim periods were as follows:

	March 30	March 31
$Millions	2003	2002
Net sales	$ 254	$ 228
Earnings before interest and income taxes	20	20

Revenues in the Filtration and Other Business were $254 million, up $26 million, or 11 percent, compared to first quarter 2002 sales levels.  Revenues from the sale of filtration products were up $24 million, or 12 percent, reflecting both demand improvements from OEMs and increased market penetration.  Sales to Australia, Asia, South Africa and the Middle East and Europe also increased during the period and were partially offset by lower sales in Mexico and Canada.  Revenues from the Holset turbocharger business were up 10 percent over first quarter 2002 primarily as a result of currency translation gains.

Earnings from Operations

Earnings before interest and taxes for the Filtration and Other Business in the first quarter 2003 were $20 million compared to $20 million a year earlier.  Profitability in the first quarter of 2003 increased primarily as a result of higher volumes and the related absorption benefit in gross margin but was offset by higher selling and administrative expenses.  In addition, incremental expenses from this segment's new Emission Solutions business were offset by material cost savings and benefits from our ongoing Six Sigma initiatives.

International Distributor Business

            The revenues and operating income for the International Distributor Business segment for the three month interim periods were as follows:

	March 30	March 31
$Millions	2003	2002
Net sales	$ 136	$ 124
Earnings before interest and income taxes	6	1

Revenues from the International Distributor Business were $136 million in the first quarter 2003, up $12 million, or 10 percent, compared to the first quarter 2002 with modest improvement across most regions.  Sales of engines, parts and service in the South Pacific, India and South Africa regions were strong during the quarter with lower sales reported by our Hong Kong and Korea distributorships related to the economic impact of the SARS virus.

Earnings from Operations

Earnings before interest and taxes for the International Distributor Business were $6 million in the first quarter 2003 compared to $1 million in the first quarter 2002.  The increase in earnings is primarily a result of increased engine and parts sales and lower exchange losses.

Geographic Markets

The  Company's net sales by geographic region during comparative interim periods were:

	March 30	March 31
$ Millions	2003	2002
United States	$ 740	$ 722

Asia/Australia	239	215
Europe/CIS	200	199
Mexico/Latin America	96	104
Canada	75	64
Africa/Middle East	37	29
Total international	647	611
	$ 1,387	$ 1,333

Sales to international markets represented 47 percent of the Company's revenues in the first quarter of 2003 compared to 46 percent in the first quarter of 2002.  Total international sales increased $36 million, or 6 percent, compared to 2002 sales levels. Heavy-duty truck engine shipments to international markets increased 16 percent compared to a year ago while midrange engine shipments to international markets also increased 16 percent, primarily to  Latin America.  Total engine shipments to the international bus markets were up 3 percent compared to a year ago.

Sales to the Asia/Australia region increased $24 million, or 11 percent, compared to first quarter 2002, primarily from increased demand for construction applications in Asia partially offset by lower engine sales to the bus market.  Sales to this geographic region were 37 percent of total international sales in the first quarter of 2003 compared to 35 percent a year ago.  Sales to Europe/CIS, representing 31 percent of international sales and 14 percent of total sales in the first quarter 2003, were flat compared to the prior year's quarter with increased sales in the Filtration and Other Business and international distributors, offset by declines in engine sales to OEMs.  Business in Mexico, Brazil and Latin America was 15 percent of international sales in the first quarter 2003, with revenues down $8 million, or 8 percent, primarily due to lower bus and power generation sales in Mexico partially offset by increased engine sales to the agriculture, construction and medium-duty truck markets in Brazil and Latin America.  Sales to Canada, representing 5 percent of total sales in the first quarter 2003, were up $11 million, or 17 percent, compared to first quarter 2002 due to higher heavy-duty truck production.

Liquidity and Capital Resources

            Cash provided by continuing operations is a major source of our working capital funding. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, periodic borrowings are used to fund working capital requirements. We have available various short and long-term credit arrangements which are discussed in Note 8 "Borrowing Arrangements" of our Consolidated Financial Statements in our most recent annual report filed on Form 10-K.  These credit arrangements and our accounts receivable securitization program provide the financial flexibility required to satisfy future short-term funding requirements for our debt service obligations, projected working capital requirements and capital spending. With the exception of payments required under our operating lease agreements, there are no major fixed cash payment obligations occurring until March 2005 when our 6.45% Notes with principal amount of $225 million mature. Based on projected cash flows from operations and existing credit facilities, management believes the Company has sufficient liquidity available to meet anticipated capital, debt and dividend requirements in the foreseeable future.

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

            Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides the circumstances warrant that change, and there can be no assurance that our credit ratings will not be lowered further or withdrawn by a rating agency. Any future lowering of our credit ratings could further increase the cost of our financing agreements and arrangements, and also have a negative impact on our ability to access the capital markets or borrow funds at current rates.

            The senior long-term and short-term credit ratings currently assigned to Cummins by the rating agencies listed below are below investment grade credit rating.  Our current ratings and ratings outlook from each of the credit rating agencies is shown below.  Each of the ratings should be viewed independently of any other rating.

Agency	Senior L-T Rating	S-T Rating	Outlook
Moody's Investors Service, Inc.	Ba2	Non Prime	Negative
Standard & Poor's	BB+	WR	Stable

            We do not believe a further downgrade of our credit rating will have a material impact on our financial results or our financial condition.  A discussion regarding the impact of the credit ratings on our financing arrangements can be found in the latest copy of our annual report on Form 10-K (Item 7).

            Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to the $250 million 9.5% Senior Notes and our new credit facility which may, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale/leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a minimum net worth, a minimum debt-to-equity ratio and a minimum interest coverage ratio. As of March 30, 2003, we were in compliance with all of the covenants under our borrowing agreements except as noted below.

            As a result of the restatement and reaudit described in Note 2 of the Consolidated Financial Statements,  we delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2002, and this Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, with the Securities and Exchange Commission (SEC).   As previously disclosed, the delay in filing resulted in a breach of a requirement for timely satisfaction of SEC filing obligations under several of our credit agreements, the most significant of which are discussed below. A majority of our long-term debt is governed by three Indenture agreements summarized as follows:

                 A November 20, 2002, Indenture between the Company and BNY Midwest Trust Company as Trustee for $250 million in 9.5% senior notes;

                 A June 18, 2001, Indenture between the Company and BNY Midwest Trust Company as Trustee for $300 million in 7% convertible preferred securities; and,

                 A March 1, 1986, Indenture between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) for four series of securities with an aggregate value at time of issuance of $765 million.

            Under each of the Indentures, we are required to deliver to the respective Trustees a copy of our Annual Report on Form 10-K within specified periods of time after such filings are due (March 31, 2003). The breach caused by the delay in filing our 2002 Annual Report on Form 10-K gave certain rights to the Trustees and debt holders under the Indentures to accelerate maturity of our indebtedness if they give us notice and we do not cure the breach within 60 days.  However, neither the Trustees nor the respective debt holders gave us such notice.  By filing our 2002 Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for the first quarter ended March 30, 2003, with the SEC and by delivering a copy of these filings to the Trustees of the Indentures and to our lender under the credit facility agreement, we will cure the noncompliance under the abovementioned Indentures and comply with the terms of the credit facility agreement.

Available Credit Capacity

            The table below provides the components of the Company's available credit capacity as of March 30, 2003:

$Millions
Revolving credit facility	$ 219
International credit facilities	26
Accounts receivable securitization	118
$ 363

Total debt was $1.095 billion at March 30, 2003 compared with $1.137 billion at December 31, 2002.   Total debt as a percentage of our total capital was 57.8 percent at March 30, 2003 versus 57.5 percent at December 31, 2002.

Off Balance Sheet Financing-Accounts Receivable Securitization Program

             We entered into our accounts receivable securitization program in December 2000. As of December 31, 2002, and March 30, 2003, there were no proceeds outstanding under the securitization program.  The original agreement for this program required us to maintain a minimum investment grade credit rating in our long-term senior unsecured debt. As a result of the Moody's downgrade in April 2002, we renegotiated the terms of the securitization agreement and removed the requirement to maintain a minimum investment grade credit rating. The terms of the new agreement provide for an increase in the interest rate and fees under this program of approximately $0.5 million annually at 2002 funding levels. As a result of amending the requirement, neither the Standard & Poor's downgrade in October 2002, nor the Moody's downgrade in November 2002, affected our funding under this program. Further downgrade of our debt rating from Moody's will require us to renegotiate the terms of our securitization agreement in order to continue funding under this program. A description of our accounts receivable program is provided in Note 4 of the Consolidated Financial Statements in our most recent annual report filed under Form 10-K.

Cash Flows

Key elements of the Company's cash flows during the interim periods follow:

	March 30	March 31
$ Millions	2003	2002
Net cash used in operating activities	$ (78)	$ (32)
Net cash used in investing activities	(26)	(39)
Net cash (used in) provided by financing activities	(55)	66
Effect of exchange rate changes on cash	1	-
Net change in cash and cash equivalents	$ (158)	$ (5)

            Cash from Operations.  During the first quarter 2003, our operating activities used $78 million in cash compared to $32 million cash used in operations in the first quarter 2002.  The increase in cash used in operating activities was largely due to lower net earnings, from a net loss of $24 million in 2002 to a net loss of $31 million in 2003, and an increase in non-cash adjustments for earnings results from our joint ventures and alliances of $7 million of earnings in the first quarter of 2003 compared to $7 million of losses in 2002.  In addition, non-cash adjustments from minority interests were $1 million higher in first quarter 2003 compared to 2002 and cash provided by translation and hedging activities was also lower by $7 million in first quarter 2003 compared to 2002.  Net working capital increased during the first quarter of 2003 and reduced cash by $24 million compared to first quarter of 2002, a majority of which was used to reduce taxes payable and other items as the decrease in receivables and accounts payable and accrued expenses were offset by increases in inventory.

            Investing Activities.  Net cash used in investing activities was $26 million in the first quarter of 2003 compared to $39 million a year ago, a decrease in cash outflows of $13 million. Capital used for capital expenditures declined $2 million compared to last year but was offset by $3 million increase in software additions.  Cash flows from investing activities in the first quarter 2003 benefited $3 million from asset disposals and investment and advances to our joint ventures and alliances were $7 million lower than the previous year.  Investing activities used $29 million of cash for the purchase of marketable securities in the first quarter, 2003, up from $22 million a year ago, but were offset by cash inflows of $28 million in proceeds from the sale of marketable securities compared to $18 million in proceeds a year ago.

            Financing Activities.  Financing activities used $55 million in cash during the first quarter 2003 compared to a cash inflow from financing activities of $66 million in the first quarter of 2002, a net decrease of $121 million of cash.  A majority of the decrease resulted from the payment of our $125 million 6.25% Notes that matured in March 2003.  Net cash provided by borrowings under our credit agreements were $75 million in first quarter 2003 compared to $80 million in the first quarter 2002, or a decrease of $5 million.  Dividend payments on our common stock in the first quarter were $12 million in 2003 and 2002.

            Cash and cash equivalents at March 30, 2003 were $ 66 million, an increase of $21 million compared to $45 million of cash and cash equivalents at March 31, 2002.

Recently Issued Accounting Pronouncements Not Yet Effective

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

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" (FIN 46). FIN 46 provides guidance related to identifying variable interest entities (VIEs), including entities more commonly referred to as special purpose entities or SPEs, and in determining whether such entities should be consolidated by the entities' primary beneficiary, defined in FIN 46 as the entity that holds the majority of the variable interests in the VIE. In addition, FIN 46 requires disclosure for both consolidated and non-consolidated VIEs. Certain disclosure provisions of FIN 46 are effective for financial statements issued after January 31, 2003, and the consolidation requirements applicable to Cummins are effective for all periods beginning after June 15, 2003. Currently we participate in four VIEs, two of which are already consolidated. We are assessing the impact of this interpretation on the other two VIEs, one that is a party to our sale-leaseback transaction entered into in 2001 and a receivable securitization conduit to which our consolidated VIE sells receivables. Although we are still assessing the impact, we currently do not believe we are considered the primary beneficiary of either VIE and therefore would not be required to consolidate these entities. Our maximum potential loss related to the sale-leaseback SPE is limited to the amount of our residual value guarantee ($9 million at June 29, 2003). At June 29, 2003, $5 million of receivable sales were outstanding under the receivable securitization facility.

            In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. We are required to adopt SFAS 150 for our existing financial instruments on July 1, 2003. The adoption of this statement will result in the classification of our obligations associated with the Convertible Preferred Securities of Subsidiary Trust as a liability and will result in the classification of future payments related to these obligations as interest expense in our Consolidated Statements of Earnings. The adoption of this statement will have no impact on net earnings.

Critical Accounting Policies

            A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements of our most recent Annual Report on Form 10-K. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

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

            Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time estimates are made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets (including goodwill), estimation of liabilities for product coverage programs and accounting for income taxes, pensions and postretirement benefits.  These critical accounting policies are discussed in our 2002 Annual Report on Form 10-K filed with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

            We are exposed to financial risk resulting from changes in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial (derivative) instruments including price swaps, forward contracts and interest rate swaps. As clearly stated in our policies and procedures, financial instruments are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes. Our hedging transactions are entered into with banking institutions that have strong credit ratings, and thus the credit risk associated with these transactions is not considered significant. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis. Note 13 of the Notes to Consolidated Financial Statements and Item 7A. in our most recent annual report filed on Form 10-K contains further information regarding our disclosure about market risk.  There has been no material change in this information since the filing of our most recent Annual Report on Form 10-K.

Disclosure Regarding Forward Looking Financial Statements

            This interim report and our press releases, teleconferences and other external communications contain forward‑looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Words, such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward‑looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward‑looking statements. We undertake no obligation to update publicly any forward‑looking statements, whether as a result of new information, future events or otherwise.

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

            These are representative of the Future Factors that could affect the outcome of the forward‑looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations, and other Future Factors.

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

            During the course of their audit of our Consolidated Financial Statements for the year ended December 31, 2002, our independent auditors, PricewaterhouseCoopers LLP (PwC), advised management and the Audit Committee of the Board of Directors that they had identified certain deficiencies in internal control.  The deficiencies are considered to be a material weakness as defined under standards established by the American Institute of Certified Public Accountants.  The weakness relates to the failure of the Company's control processes to identify material accounts payable reconciliation issues at two manufacturing locations.

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

                 Implemented additional controls and procedures to ensure global compliance with U.S. GAAP;

                 Instituted post-implementation reviews on all new systems implementations; and

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

Evaluation of Disclosure Controls

            An evaluation was carried out under the supervision and with the participation of the Company's senior management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as of the quarter ended March 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective in timely alerting them to material information relating to Cummins Inc. required to be included in this Quarterly Report on Form 10-Q.

            In addition, we are aware of no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date that we completed our evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

            We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We have also been identified as a potentially responsible party (PRP) at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our most recent Annual Report on Form 10-K under "Environmental Compliance -  Other Environmental Statutes and Regulations."  We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings.  While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.  The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 9, "Contingencies, Guarantees and Environmental Compliance", of the Notes to the Consolidated Financial Statements included in this report.

Item 5.  Other Information

            The Company announced in a press release dated August 4, 2003 that its Annual Shareholders' Meeting is scheduled for September 16, 2003.

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

            31(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            31(b) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            32(a) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
            32(b) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

           On January 30, 2003, we furnished a Current Report on Form 8‑K under Item 7 and 9 that included our press release announcing fourth quarter and full year 2002 earnings and in addition, a potential accounting adjustment relating to an understatement of accounts payable at one of our manufacturing locations.

            On March 18, 2003, we filed a Form 8-K under Item 5 stating that we had been working with the SEC, and our auditors PricewaterhouseCoopers LLP, to determine the appropriate accounting treatment for the adjustment referred to above and that our Annual Meeting of Shareholders, scheduled for April 1, 2003 had been postponed pending resolution of this matter.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.

By:	/s/ Jean S. Blackwell	By:	/s/ Susan K. Carter
	Jean S. Blackwell Vice President-Chief Financial Officer and Chief of Staff		Susan K. Carter Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: August 15, 2003