Form 10-Q
period 2003-06-29
CUMMINS INC
filed 2003-08-18
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 29, 2003

 Commission File Number 1-4949

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

CUMMINS INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
JUNE 29, 2003

CUMMINS INC.
INTRODUCTORY NOTE

            Cummins Inc. is filing this Quarterly Report on Form 10‑Q to reflect the unaudited Consolidated Financial Statements for the periods ended June 29, 2003 and the unaudited restatement of its Consolidated Financial Statements for the periods ended June 30, 2002.

            The unaudited Consolidated Financial Statements contained in this quarterly report for the three months and six months ended June 30, 2002 supersede the unaudited Consolidated Financial Statements contained in our Quarterly Report on Form 10-Q that was previously filed on August 14, 2002 (Original Filing).  The unaudited Consolidated Financial Statements and financial information contained in the Original Filing have been revised herein to reflect the restatement adjustments described in Note 2 of the Consolidated Financial Statements.  We do not intend to amend our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2002.  As a result, the financial statements and related information contained in such reports referenced above should no longer be relied upon.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

CUMMINS INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months		Six Months
	Restated		Restated
(Unaudited)	June 29	June 30	June 29	June 30
$ Millions, except per share amounts	2003	2002	2003	2002

Net sales (include sales to related parties of $244, $239, $433 and $427, respectively)	$1,539	$1,458	$2,926	$2,791
Cost of goods sold (include purchases from related parties of $134, $145, $254 and $277, respectively)	1,263	1,181	2,432	2,281
Gross margin	276	277	494	510
Selling and administrative expenses	200	186	395	375
Research and engineering expenses	50	55	97	111
Joint ventures and alliances income	(17)	(7)	(24)	(7)
Restructuring, asset impairment and other charges	-	2	-	2
Interest expense	20	15	40	29
Other (income) expense, net	(3)	(7)	(10)	(7)
Earnings (loss) before income taxes, minority interest, dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle	26	33	(4)	7
Provision (benefit) for income taxes	5	7	(4)	(1)
Minority interest	2	5	6	8
Dividends on preferred securities of subsidiary trust	5	5	11	11
Earnings (loss) before cumulative effect of change in accounting principle	14	16	(17)	(11)
Cumulative effect of change in accounting principle, net of tax of $1	-	-	-	3
Net Earnings (loss)	$ 14	$ 16	$ (17)	$ (8)

Earnings Per Share
Basic
Earnings (loss) before cumulative effect of change in accounting principle	$ .34	$ .41	$ (.45)	$ (.28)
Cumulative effect of change in accounting principle, net of tax	-	-	-	.07
Net earnings (loss)	$ .34	$ .41	$ (.45)	$ (.21)
Diluted
Earnings (loss) before cumulative effect of change in accounting principle	$ .34	$ .40	$ (.45)	$ (.28)
Cumulative effect of change in accounting principle, net of tax	-	-	-	.07
Net earnings (loss)	$ .34	$ .40	$ (.45)	$ (.21)

Cash dividends declared per share	$ .30	$ .30	$.60	$.60

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Unaudited)	June 29	December 31*
$ Millions	2003	2002
Assets
Current assets
Cash and cash equivalents	$ 59	$ 224
Marketable securities	71	74
Receivables, net	784	676
Receivables from related parties	120	129
Inventories	726	641
Other current assets	280	238
	2,040	1,982

Property, plant and equipment	2,920	2,952
Less accumulated depreciation	1,664	1,647
	1,256	1,305
Investments in and advances to joint ventures and alliances	303	264
Goodwill	343	343
Other intangibles and deferred charges	93	96
Deferred income taxes	640	640
Other noncurrent assets	210	207
Total assets	$ 4,885	$ 4,837

Liabilities and shareholders' investment
Current liabilities
Loans payable	$ 36	$ 19
Current maturities of long-term debt	5	119
Accounts payable	543	427
Accrued product coverage and marketing expenses	234	233
Other accrued expenses	504	531
	1,322	1,329

Long-term debt	1,035	999
Other long-term liabilities	1,300	1,285
Minority interest	91	92
Cummins obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of Cummins	291	291

Shareholders' investment
Common stock, $2.50 par value, 150 million shares authorized
48.5 and 48.6 million shares issued	121	121
Additional contributed capital	1,111	1,115
Retained earnings	526	569
Accumulated other comprehensive income	(488)	(527)
Common stock in treasury, at cost, 7.0 and 7.0 million shares	(280)	(280)
Common stock held in trust for employee
benefit plans, 2.5 and 2.6 million shares	(119)	(128)
Unearned compensation	(25)	(29)
	846	841
Total liabilities and shareholders' investment	$ 4,885	$ 4,837

 * Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
		Restated
(Unaudited)	June 29	June 30
$ Millions	2003	2002
Cash flows from operating activities
Net earnings (loss)	$ (17)	$ (8)
Adjustments to reconcile net earnings (loss) to net
cash flows from operating activities:
Cumulative effect of change in accounting principle	-	(3)
Depreciation and amortization	109	107
Restructuring and other charges	-	(16)
Equity in (earnings) losses of joint ventures and alliances	(20)	3
Minority interest	6	8
Translation and hedging activities	-	5
Changes in assets and liabilities:
Receivables	(89)	(199)
Proceeds (repayments) from sale of receivables	5	15
Inventories	(71)	(35)
Accounts payable and accrued expenses	36	139
Other	4	19
Net cash provided by (used in) operating activities	(37)	35

Cash flows from investing activities
Property, plant and equipment:
Capital expenditures	(43)	(34)
Investments in internal use software	(13)	(8)
Proceeds from disposals	5	3
Investments in and advances to joint ventures and alliances	15	(41)
Acquisitions and dispositions of business activities, net	-	33
Purchases of marketable securities	(55)	(43)
Sales of marketable securities	65	33
Other	-	(1)
Net cash used in investing activities	(26)	(58)
Net cash used in operating and investing activities	(63)	(23)

Cash flows from financing activities
Proceeds from borrowings	10	3
Payments on borrowings	(125)	(12)
Net (payments) borrowings under short-term credit agreements	46	53
Dividend payments on common stock	(25)	(25)
Other	(11)	1
Net cash provided by (used in) financing activities	(105)	20
Effect of exchange rate changes on cash and cash equivalents	3	1

Net change in cash and cash equivalents	(165)	(2)
Cash and cash equivalents at beginning of year	224	50
Cash and cash equivalents at end of quarter	$ 59	$ 48
Cash payments during the quarter for:
Interest	$ 43	$ 33
Income taxes	26	17

 The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Accounting Policies

Basis of Presentation

We have prepared our Consolidated Financial Statements for the interim periods ended June 29, 2003 and June 30, 2002, in conformity with accounting principles generally accepted in the United States.  Each of the interim periods contains 13 weeks.  Our interim period financial statements are unaudited and include estimates and assumptions that affect reported amounts based upon currently available information and management's judgment of current conditions and circumstances. We recommend that you read our interim financial statements in conjunction with the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2002.  Our interim period financial results for the three-month and six-month periods presented are not necessarily indicative of results to be expected for the entire year.

We believe our Consolidated Financial Statements include all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.  Our Chief Executive Officer and Chief Financial Officer have certified that this quarterly report fairly presents, in all material respects, the financial condition and results of operations of Cummins Inc. as of, and for the periods ended, June 29, 2003. These certifications are included as Exhibits 31(a) and 31(b) to this Form 10-Q.  Our Chief Executive Officer and Chief Financial Officer have also provided certifications as to the effectiveness of our controls and procedures which are included in the exhibits previously referenced.

We have reclassified certain amounts in prior period financial statements to conform to the presentation of the current period financial statements.

Prior Period Adjustment

        In connection with the preparation of our 2003 Consolidated Financial Statements, we became aware of certain isolated matters that were treated incorrectly in the restatement of our pre-2002 Consolidated Financial Statements.  The cumulative effect of these matters resulted in a $2.7 million understatement of retained earnings at December 31, 2002.  The amount of the understatement was not material to our historical financial statements nor to our expected full year 2003 financial statements.  As a result, our Consolidated Statement of Earnings for the first quarter of 2003 includes $3.6 million pre-tax income, ($2.7 million after tax and $0.07 per share) to correct this matter.  The corrections are classified in the Statement of Earnings based upon the classification of the original transactions.  Approximately $2.0 million of the correction is recorded in Cost of goods sold, $.2 million in Selling and administrative expenses and $1.4 million in Other (income) expense, net.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred.  The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as "Selling and administrative expenses" in our Consolidated Statements of Earnings.  For the three months ended June 29, 2003 and June 30, 2002, these costs were approximately $23 million and $22 million, respectively.  For the six months ended June 29, 2003 and June 30, 2002, these costs were approximately $42 million and $42 million, respectively.

Income Tax Accounting

Our provision for income taxes is determined using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets.  Our deferred tax assets are reduced by a valuation allowance to the extent there is uncertainty as to their ultimate realization.  We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  During interim reporting periods our income tax provision is based upon the estimated annual effective tax rate of those taxable jurisdictions where we conduct business.  For the three and six-month periods ended June 29, 2003 and June 30, 2002, our effective tax rate was 25 percent on earnings (loss) before income taxes after deducting dividends on our preferred securities.

Inventories

Our inventories are stated at the lower of cost or net realizable value. At December 31, 2002, 26 percent of our domestic inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Inventories at June 29, 2003 and December 31, 2002, were as follows:

	June 29	December 31
$ Millions	2003	2002
Finished products	$ 430	$ 381
Work-in-process and raw materials	352	316
Inventories at FIFO cost	782	697
Excess of FIFO valuation over LIFO	(56)	(56)
	$ 726	$ 641

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

            Below is a summary of the activity in our product coverage liability account for the six months ended June 29, 2003, including adjustments to pre-existing warranties during the period:

$ Millions	2003
Balance December 31, 2002	$ 318
Provision for warranties issued	85
Payments	(92)
Changes in estimates for pre-existing warranties	20
Balance June 29, 2003	$ 331

 Product Liability

            From time to time, we issue indemnifications to our customers and joint venture partners which indicate that we will indemnify them against any loss suffered as a result of a defective product we have sold them. In addition, periodically, we enter into license agreements or joint venture agreements where we license a patent, trademark or other similar intangible asset and agree to indemnify the licensee against any losses suffered should the patent, trademark or intangible asset infringe upon a third party asset. We provide reserves for these exposures when it is probable that we have suffered a loss, the loss is reasonably estimable and the loss exceeds any insurance coverage we may have. The activity in our product liability accrual for the six months ended June 29, 2003, was as follows:

$ Millions	2003
Balance December 31, 2002	$ 11
Provision	-
Changes in estimates	-
Payments	-
Balance June 29, 2003	$ 11

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

	Three Months		Six Months
	June 29	June 30	June 29	June 30
$ Millions, except per share amounts	2003	2002	2003	2002

Net earnings (loss) before cumulative effect of change in accounting principle	$ 14	$ 16	$ (17)	$ (11)
Weighted average shares outstanding
Basic	39.0	38.5	39.0	38.5
Dilutive effect of options	-	.5	-	.3
Diluted	39.0	39.0	39.0	38.8

Net earnings (loss) before cumulative effect of change in accounting principle
Basic	$ .34	$ .41	$ (.45)	$ (.28)
Diluted	$ .34	$ .40	$ (.45)	$ (.28)

The weighted average diluted common shares outstanding for the six months ended June 30, 2002, excludes the effect of .3 million common stock options since the impact would have been anti-dilutive due to losses in that period.  In addition, we also excluded 6.3 million shares attributable to the conversion of our Preferred Securities of Subsidiary Trust, issued in June 2001, from the calculation of diluted EPS for the three and six months ended June 29, 2003 and June 30, 2002, because the effect was antidilutive in each period.

The weighted average diluted common shares outstanding for June 29, 2003 and June 30, 2002, excludes the effect of approximately 4.9 million and 2.5 million common stock options, respectively, since such options have an exercise price in excess of the average market value of Cummins common stock for the respective periods.

Employee Stock Plans

On January 1, 2003, we adopted the accounting provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" (SFAS 123) for stock based employee awards.  We had previously been accounting for these awards under Accounting Principles Board Opinion No. 25, as allowed by SFAS 123.  SFAS 123 requires stock based employee awards to be accounted for at fair value on the date of grant.  As allowed under SFAS 123, as amended by SFAS 148, we are adopting the accounting provisions only for new awards issued on or after January 1, 2003.  We did not issue any stock based employee awards during the six-month period ended June 29, 2003.  Consistent with the provisions of SFAS 123, the following table summarizes the pro forma net earnings and earnings per share amounts as if we had accounted for all previously awarded stock options using the fair market value approach:

	Three months		Six months
	June 29	June 30	June 29	June 30
$ Millions, except per share amounts	2003	2002	2003	2002

Net earnings (loss)
As reported	$ 14	$ 16	$ (17)	$ (8)
Add: Stock based employee compensation included in net earnings (loss), net of tax	-	1	-	2
Less: Stock based employee compensation determined under fair value method, net of tax	(1)	(4)	(1)	(8)
Pro forma net earnings (loss)	$ 13	$ 13	$ (18)	$ (14)

Basic earnings (loss) per share
As reported	$ .34	$ .41	$ (.45)	$ (.21)
Pro forma	.34	.33	(.46)	(.37)

Diluted earnings (loss) per share
As reported	$ .34	$ .40	$ (.45)	$ (.21)
Pro forma	.34	.33	(.46)	(.37)

             Additional contributed capital in our Consolidated Statements of Financial Position is presented net of employee loans for stock purchases. As of June 29, 2003 and December 31, 2002, the loan amount was $11 million and $13 million, respectively.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.  In addition, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure provisions of FIN 45 are effective for annual or interim financial statements for periods ending after December 15, 2002.  The recognition provisions of FIN 45 are applicable only on a prospective basis for guarantees issued or modified after December 31, 2002.  The impact of adopting this statement did not have a significant impact on our financial position or results of operations for the three-month or six-month period ended June 29, 2003.  See Note 10 for a discussion of our guarantees existing at June 29, 2003.

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

Note 2.  Restatement of Prior Period Financial Statements

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

            The restatement and reaudit of our financial statements included a comprehensive review of the accounting records underlying our financial statements for the related periods. The work performed during this review also resulted in a restatement of the three and six-month information previously reported for the period ended June 30, 2002.  The accompanying financial statements reflect adjustments made to our previously reported information for the three and six months ended June 30, 2002, as a result of this comprehensive review and the work performed during the restatement and reaudit process in order to correct accounting errors primarily associated with the period of accounting recognition.  We have segregated these adjustments into the following categories:

            1.         Adjustments stemming from the unreconciled accounts at our manufacturing locations referred to above. These adjustments did not have a material effect on the three or six months ended June 30, 2002.

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

            3.         Other adjustments to correct errors were identified during the restatement process and have been categorized and summarized as follows:

                        a.         Revisions to various accounts (primarily reserve and accrual accounts) that relate to significant estimates, uncertainties and judgments where the original amount was either calculated incorrectly or documentation directly supporting the original amount could not be located. The most significant items in this category include adjustments to obligations associated with marketing programs and an interest accrual adjustment previously disclosed.

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

                        c.         Corrections to previously reported restructuring charges. These adjustments primarily relate to the timing of when certain charges were accrued or when excess reserves were reversed back into earnings as a result of changes in estimates for restructuring actions. The adjustments to our charges related to timing of recognition of certain employee related costs in restructuring actions. US GAAP requires that these costs be accrued only after a specific announcement to employees. We accrued certain costs after management made the decision to terminate employees but prior to an announcement meeting the specificity required by US GAAP. With regard to the excess reserve adjustments, we previously reversed excess restructuring reserves at the time the associated restructuring plan was substantially complete. The adjustment was made to reverse the reserve in the period in which it was determined to be in excess, as required under US GAAP.

            The following tables show the effect of the restatement adjustments on our financial statements for the three months and six months ended June 30, 2002, as previously reported in our Form 10-Q for that period:

Increase (decrease) in net earnings ($ millions):	Three Months	Six Months
	June 30, 2002	June 30, 2002
Net earnings (loss) before cumulative effect of change in accounting principle - as previously reported	$ 12	$ (17)
Net adjustments (pre-tax):
1. Manufacturing location adjustments	-	-
2. Items now recorded in period of occurrence	5	6
3. Other adjustments:
a. Accrual and reserve measurements	(1)	(3)
b. GAAP application adjustments	3	7
c. Restructuring adjustments	(3)	(3)
Total net adjustments (pre-tax)	4	7
Tax effect	-	(1)
Total adjustments, net of tax	4	6
Net earnings (loss) before cumulative effect of change in accounting principle - as restated	$ 16	$ (11)

Basic earnings per share before cumulative effect of change in accounting principle- as previously reported	$ .33	$ (.42)
Effect of restatement adjustments	.08	.14
Basic earnings per share before cumulative effect of change in accounting principle - as restated	$ .41	$ (.28)

Diluted earnings per share before cumulative effect of change in accounting principle - as previously reported	$ .33	$ (.42)
Effect of restatement adjustments	.07	.14
Diluted earnings per share before cumulative effect of change in accounting principle - as restated	$ .40	$ (.28)
Summary of net expense adjustments by Statements of Earnings caption - increase (decrease) to net earnings (loss):
Cost of goods sold	$ 3	$ 10
Selling and administrative expenses	-	(3)
Restructuring, asset impairment and other charges	(3)	(3)
Interest expense	2	2
Other income (expense), net	2	1
Total net adjustments (pre-tax)	$ 4	$ 7

Note 3.  Restructuring, Asset Impairment and Other Charges

            In the second quarter 2002, we took certain restructuring actions precipitated by continued weak market conditions across most of our businesses and recorded a restructuring charge of $16 million. For the quarter, the charge was offset by a $6 million reversal of excess 2000 restructuring reserves, a $5 million reversal of excess 2001 restructuring reserves and a recovery of $3 million from a charge originally taken in 2000. The charge included $11 million attributable to workforce reduction actions, $3 million for asset impairment and $2 million related to facility closures and consolidations. Of this charge, $5 million was associated with the Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

The charges included severance costs and benefit costs of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. These actions reflect overall reductions in staffing levels due to closing operations and moving production to locations with available capacity. As of December 31, 2002, approximately 200 salaried and 350 hourly employees had been separated or terminated under this plan. The asset impairment charge related to equipment that was made available for disposal. The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant. The demographics of the workforce that was terminated differed from original expectations. As such costs were $1 million lower than the original estimates and the amount was reversed to income in the fourth quarter of 2002. There was no significant activity in the accrual balance during 2003, thus as of June 29, 2003, $2 million of restructuring charges remained in accrued liabilities. The majority of this action was completed by June 29, 2003 and we expect to complete the remaining items by the end of 2003.

Note 4.  Related Party Transactions

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

The following table summarizes our related party purchases included in "Cost of goods sold" in our Consolidated Statements of Earnings:

	Three Months		Six Months
$ Millions	June 29	June 30	June 29	June 30
	2003	2002	2003	2002
Engines, parts and components - CDC	$ 91	$ 122	$ 181	$ 231
Engines, parts and components - other JV's	43	23	73	46

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

            We are contractually obligated to repurchase new engines, parts and components and signage from our North American distributors following an ownership transfer or termination of the distributor. Outside of North America, repurchase obligations and practices vary by region. In addition, we provide guarantees related to certain obligations of some distributors as more fully discussed in Note 10. We continually monitor the financial condition of these independent distributors. We recognize revenue on sales to these distributors when we have concluded that our performance under these guarantees is unlikely. All distributors that are partially‑owned and those who participate in the guaranteed loan program are considered to be related parties in our Consolidated Financial Statements.

Note 5.  Other (Income) Expense

The major components of "Other (income) expense, net" included in our Consolidated Statements of Earnings are shown below:

	Three Months		Six Months
	June 29	June 30	June 29	June 30
$ Millions	2003	2002	2003	2002
Operating (income) expense:
Amortization of intangibles and other assets	-	-	1	1
Sale of scrap	(1)	(1)	(2)	(1)
Foreign currency losses	1	2	(1)	6
Loss (gain) on sale of businesses and distributors	-	(3)	-	(4)
Royalty income	(1)	(1)	(2)	(1)
Other, net	-	-	-	(3)
Total operating (income) expense	(1)	(3)	(4)	(2)
Non-Operating (income) expense:
Interest income	(3)	(2)	(6)	(4)
Rental income	-	(1)	(1)	(2)
Bank charges	2	1	5	2
Loss (gain) on available for sale securities	1	-	(1)	-
Non-operating partnership costs	-	1	-	2
Technology income from JV partners	(1)	(2)	(2)	(2)
Prior period adjustment	-	-	(1)	-
Other, net	(1)	(1)	(-)	(1)
Total non-operating (income) expense	(2)	(4)	(6)	(5)
Total other (income) expense, net	(3)	(7)	(10)	(7)

Note 6.  Derivatives and Other Financial Instruments

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

	June 29, 2003		December 31, 2002		June 30, 2002
	Notional	Fair	Notional	Fair	Notional	Fair
$ Millions	Amount	Value	Amount	Value	Amount	Value
Foreign Currency:
Forward Contracts	$ 267	$ (2)	$ 295	$ 4	$ 210	$ -
Interest Rate:
Swaps	-	-	-	-	225	8
Commodity Price:
Fixed Price Swap	3	-	5	-	8	-
	$ 270	$ (2)	$ 300	$ 4	$ 443	$ 8

 Foreign Exchange Contracts

Due to our international business presence, we are exposed to foreign currency exchange risks. We transact business extensively in foreign currencies and as a result, our earnings experience some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted inter-company and third party sales and purchases denominated in non-functional currencies.  In April 2002, we began hedging our foreign currency exposure to variability in the functional currency equivalent cash flows associated with forecasted transactions. These forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and are recorded in the Consolidated Statements of Financial Position at fair value in "Other current assets" and other liabilities.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive income".  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings.  For the second quarter ended June 29, 2003, $1 million of loss was reclassified from "Accumulated other comprehensive income" to earnings.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in "Other (income) expense, net" in current earnings during the period of change.  As of June 29, 2003, $.4 million of deferred gains were included in "Accumulated other comprehensive income" in the Consolidated Statements of Financial Position and are expected to be reclassified to earnings over the next twelve months.  For the six months ended June 29, 2003, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Our internal hedging policy allows for managing anticipated foreign currency cash flow for up to one year. At June 29, 2003, approximately 96 percent of the notional amount of the forward contracts shown in the table above were attributable to five currencies, the British Pound (44 percent), the Australian Dollar (33 percent), the Euro (4 percent), the Mexican Peso (10 percent), and the Japanese Yen (5 percent). As of June 30, 2002, approximately 92 percent of the notional amount of the forward contracts shown in the table above were attributable to three currencies, the British Pound (48 percent), the Australia Dollar (27 percent) and the Euro (17 percent).

To minimize the earnings volatility resulting from the remeasurement of receivables and payables and payables denominated in foreign currency, we enter into foreign currency forward contracts.  The objective is to offset the gain or loss from remeasurement with the fair market valuation of the forward contract.  These derivative instruments are not designated as hedges under Statement of Financial Accounting Standards No. 133, "Accounting Standards for Derivative Instruments and Hedging Activities".  Gain or loss on the derivative instrument and remeasurement of the receivable and payable is reported as "Other (income) expense, net" in our Consolidated Statements of Earnings and included a loss of $9 million and $5 million for the quarters ended June 29, 2003 and June 30, 2002, respectively and a loss of $12 million and $6 million for the six months ended June 29, 2003 and June 30, 2002, respectively.

Interest Rate Swaps

We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. Currently, we have no interest rate swaps outstanding.

In March 2001, the Company terminated three fixed-to-floating interest rate swap agreements related to Cummins 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005.  The termination of these swaps resulted in a $9 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized in the second quarter of 2003 and 2002 was $.4 million and $.7 million, respectively.  The amount of gain recognized in the first six months of 2003 and 2002 was $1.0 million and $1.5 million, respectively.  The remaining balance of the deferred gain is classified with "Long-term debt" in our Consolidated Statements of Financial Position.

            In November 2002, we terminated an interest rate swap relating to our 6.45% Notes that mature in 2005. The swap acted as a fair value hedge and converted $225 million notional amount from fixed rate debt into floating rate debt and would have matured in 2005. The termination of the swap resulted in a $12.3 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during the second quarter of 2003 was $1.3 million. The amount of the gain recognized during the first six months of 2003 was $2.6 million.  The remaining balance of the deferred gain is classified with "Long-term debt" in our Consolidated Statements of Financial Position.

We have equity method investees whose financial results are not consolidated that have entered into floating-to-fixed interest rate swap agreements. The swaps have been designated and qualify as cash flow hedges under SFAS 133. We record our share of the gain or loss on these instruments in "Accumulated other comprehensive income." As of June 29, 2003, the gains and losses related to these swaps were not material.

Commodity Price Swaps

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we enter into fixed price swaps with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The fixed price swaps are derivative contracts and are designated as cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and are recorded in the Consolidated Statements of Financial Position at fair value in "Other current assets" and Other liabilities.  The effective portion of the unrealized gain or loss is deferred and reported as a component of "Accumulated other comprehensive income".  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. As of June 29, 2003, unrealized gains and losses related to commodity swaps were not material.  The ineffective portion of the hedge is recognized in "Other (income) expense, net" in current earnings in the period in which the ineffectiveness occurs.

Our internal policy allows for managing commodity cash flow hedges for up to three years. For the three months ended June 29, 2003, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Note 7.  Borrowing Arrangements

We had $125 million of 6.25% Notes that matured on March 1, 2003.  These notes were repaid during the first quarter of 2003.  There was no gain or loss recorded upon repayment of these notes.

            The increase in our long-term debt from December 31, 2002 is primarily related to borrowings outstanding under our revolving credit facility.  The amount outstanding at June 29, 2003, was $37 million compared to $0 at December 31, 2002.

            Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to the $250 million 9.5% Senior Notes and our new credit facility which may, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale/leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a minimum net worth, a minimum debt-to-equity ratio and a minimum interest coverage ratio. As of June 29, 2003, we were in compliance with all of the covenants under our borrowing agreements except as noted below.

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

            Under each of the Indentures, we are required to deliver to the respective Trustees a copy of our Annual Report on Form 10-K within specified periods of time after such filings are due (March 31, 2003). The breach caused by the delay in filing our 2002 Annual Report on Form 10-K gave certain rights to the Trustees and debt holders under the Indentures to accelerate maturity of our indebtedness if they give us notice and we do not cure the breach within 60 days. However, neither the Trustees nor the respective debt holders gave us such notice. By filing our 2002 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter ended March 30, 2003, with the SEC and by delivering a copy of these filings to the Trustees of the Indentures and to our lender under the credit facility agreement, we will cure the noncompliance under the abovementioned Indentures and comply with the terms of the credit facility agreement.

            In November 2002, we entered into a new credit facility agreement that provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. The agreement requires that we annually deliver audited financial statements to the lenders within a specified period of time. As a result of the restatement and reaudit process, we received a waiver from our lenders through November 30, 2003, of any breach due to a delay in the delivery of our audited financial statements. As mentioned above, this breach has been cured by the filing of our Form 10-K for the year ended December 31, 2002, and our Quarterly Report on Form 10-Q for the three months ended March 30, 2003.

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

Note 8.  Business Segments and Geographic Information

We have four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributor.  Our business segments are organized according to the products and markets each segment serves.  This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers.  Profit before interest, taxes, restructuring and other charges and return on average net assets excluding debt, taxes, minimum pension liability adjustment and nonrecurring accruals are the primary bases for the chief operating decision maker, our Chairman and Chief Executive Officer, to evaluate the performance of each of our business segments. As a result, no allocation of debt-related items, minimum pension liability or income taxes is made to the individual segments. The segment information below for 2002 has been restated to reflect the adjustments described in Note 2. In addition, the segment net asset information has been recast to reflect management's current methodology of allocating assets to segments.  A summary of operating results by segment for the three-month and six-month periods ended June 29, 2003 and June 30, 2002 is shown below:

$ Millions	Engine	Power Generation	Filtration and Other	International Distributor	Eliminations	Total
Three months ended June 29, 2003
Net sales	$ 889	$ 307	$ 265	$ 169	$ (91)	$ 1,539
Earnings (loss) before interest and taxes	24	(15)	25	12	-	46
Net assets	850	465	664	177	-	2,156
Three months ended June 30, 2002
Net sales	850	304	243	145	(84)	1,458
Earnings (loss) before interest, taxes, restructuring, asset impairment and other	16	(1)	25	10	-	50
Restructuring, asset impairment and other	(1)	1	(2)	4	-	2
Earnings (loss) before interest and taxes	17	(2)	27	6	-	48
Net assets	835	439	630	177	-	2081
Six months ended June 29, 2003
Net sales	1,705	574	519	305	(177)	2,926
Earnings (loss) before interest and taxes	2	(29)	45	18	-	36
Six months ended June 30, 2002
Net sales	1,626	587	471	269	(162)	2,791
Earnings (loss) before interest, taxes, restructuring, asset impairment and other	(2)	(16)	45	11	-	38
Restructuring, asset impairment and other	(1)	1	(2)	4	-	2
Earnings (loss) before interest and taxes	(1)	(17)	47	7	-	36

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Three Months		Six Months
$ Millions	June 29	June 30	June 29	June 30
	2003	2002	2003	2002
Earnings (loss) before interest and taxes for business segments	$ 46	$ 48	$ 36	$ 36
Interest expense	20	15	40	29
Income tax provision (benefit)	5	7	(4)	(1)
Minority interest	2	5	6	8
Dividends on preferred securities	5	5	11	11
Cumulative effect of change in accounting principle	-	-	-	(3)
Consolidated net earnings (loss)	$ 14	$ 16	$ (17)	$ (8)

Net assets for business segments	$ 2,156	$ 2,081
Liabilities deducted in arriving at net assets	2,506	2,042
Minimum pension liability excluded from net assets	(624)	(224)
Deferred tax assets not allocated to segments	821	592
Debt-related costs not allocated to segments	26	19
Consolidated assets	$ 4,885	$ 4,510

 Note 9.  Comprehensive Earnings

A reconciliation of our net earnings (loss) to comprehensive earnings (loss) for the three-month and six-month periods is shown in the table below.

	Three Months		Six Months
$ Millions	June 29	June 30	June 29	June 30
	2003	2002	2003	2002
Net earnings (loss)	$ 14	$ 16	$ (17)	$ (8)
Other comprehensive earnings (loss), net of tax:
Unrealized gain on securities	1	-	1	-
Unrealized gain (loss) on derivatives	3	2	(1)	3
Foreign currency translation adjustments	36	32	39	26
Minimum pension liability	-	-	-	(1)
Comprehensive earnings (loss)	$ 54	$ 50	$ 22	$ 20

Note 10.  Contingencies, Guarantees and Environmental Compliance

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

            The operating agreement will continue in effect until February 7, 2007, and may be renewed by the parties for additional one-year terms. As of June 29, 2003, we had $27 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $253 million.

Canadian Distributor Guarantees

            We have entered into a number of guarantee agreements with The Bank of Nova Scotia pursuant to which we have agreed to guarantee borrowings of certain independent distributors of our products. Under the terms of these agreements, our guarantee with respect to any one financing arrangement between a distributor and The Bank of Nova Scotia is limited to 50% of the aggregate principal amount of the financing. As of June 29, 2003, we had $11 million of guarantees outstanding under these guarantee agreements relating to distributor borrowings of $21 million.

Residual Value Guarantees

            As more fully discussed in our 2002 Annual Report on Form 10-K, we have various residual value guarantees on equipment leased under operating leases.  The amounts of those guarantees at June 29, 2003, are summarized as follows:

Power rent lease program	$ 118
Manufacturing equipment on sale/leaseback	9
Other residual guarantees	13
Total residual guarantees	$ 140

 Other Guarantees

            In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including non-U.S. distributor financing and other miscellaneous guarantees of third party debt. The maximum potential loss related to these other guarantees is $8 million at June 29, 2003.

            There were no significant new guarantee arrangements entered into during 2003, thus the amount of the liability recorded was not significant.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in this Item 2 has been revised to reflect the restatement of the Company's unaudited Consolidated Financial Statements for the  period ended June 30, 2002 as discussed in Note 2 of the Consolidated Financial Statements.  We recommend that you read Note 2 of the Consolidated Financial Statements in conjunction with this Management's Discussion and Analysis.

        In addition, in connection with the preparation of our 2003 Consolidated Financial Statements, we became aware of certain isolated matters that were treated incorrectly in the restatement of our pre-2002 Consolidated Financial Statements.  The cumulative effect of these matters resulted in a $2.7 million understatement of retained earnings at December 31, 2002.  The amount of the understatement was not material to our historical financial statements nor to our expected full year 2003 financial statements.  As a result, our Consolidated Statement of Earnings for the first quarter of 2003 includes $3.6 million pre-tax income, ($2.7 million after tax and $0.07 per share) to correct this matter.  The corrections are classified in the Statement of Earnings based upon the classification of the original transactions. Approximately $2.0 million of the correction is recorded in Cost of goods sold, $.2 million in Selling and administrative expenses and $1.4 million in Other (income) expense, net.  Our Consolidated Statements of Earnings for the first quarter of 2003 differ by these amounts from the Consolidated Statements of Earnings included in our Form 8-K furnished April 17, 2003.

 Overview

Cummins net earnings for the second quarter 2003 were $14 million, or $0.34 per share, a decrease of $2 million over last year's second quarter earnings of $16 million, or $0.40 per share.  Three of our four business segments delivered improved earnings in the quarter compared to the first quarter of 2003 despite soft demand in the majority of our markets.  Our Power Generation business moved closer to breakeven results while absorbing $5 million of severance costs and related benefit costs during the quarter.  On a year-to-date basis, we have incurred a net loss of $17 million compared to a net loss of $8 million for the first half of 2002.  The decrease in earnings for the second quarter and first half of 2003 compared to 2002 is primarily attributable to higher interest expense resulting from an increase in our borrowing rates.  Interest expense is up $5 million in the second quarter 2003 compared to 2002 and is up $11 million for the first half of 2003.

Cummins second quarter 2003 worldwide net sales were $1.539 billion, an increase of $81 million, or 6 percent, compared to net sales of $1.458 billion in the second quarter of 2002.  Sales in each of our businesses increased during the second quarter 2003 compared to 2002.  Total Engine Business sales increased $39 million, or 5 percent, Power Generation sales increased $3 million, or 1 percent, Filtration and Other sales were up $22 million, or 9 percent, and International Distributor sales increased $24 million, or 17 percent.  Net sales for the first half of 2003 were $2.926 billion, up $135 million, or 5 percent, compared to the first half of 2002 with increased sales in all of our businesses except Power Generation.

Net Sales Summary

Net sales for each of the Company's key business segments during the comparative interim periods follow:

	Second Quarter		First Half
	June 29	June 30	June 29	June 30
$ Millions	2003	2002	2003	2002
Engine	$ 889	$ 850	$ 1,705	$ 1,626
Power Generation	307	304	574	587
Filtration and Other	265	243	519	471
International Distributor	169	145	305	269
Elimination of intersegment revenue	(91)	(84)	(177)	(162)
	$ 1,539	$ 1,458	$ 2,926	$ 2,791

Net sales for the Engine Business were $889 million in the second quarter 2003, an increase of $39 million, or 5 percent, compared to net sales in the second quarter of 2002.  Most of the sales increase is automotive related as discussed below.  Sales in the Power Generation Business were $307 million, up slightly from sales of $304 million a year ago.  Sales of the Filtration and Other Business were $265 million, an increase of $22 million, or 9 percent, compared to 2002, reflecting improvement in original equipment manufacturers (OEMs) and aftermarket demand.  Sales for the International Distributor Business were $169 million, up $24 million, or 17 percent, compared to second quarter 2002 sales, reflecting strong improvement in parts and service sales.

            On a year-to-date basis, Engine Business sales were up $79 million, or 5 percent, primarily automotive related, as industrial engine sales are down 4 percent.  Power Generation sales were down $13 million on a year-to-date basis due to continued weak demand.  Sales of the Filtration and Other business are up $48 million, or 10 percent, in the first half of 2003 compared to a year earlier reflecting some improvement in demand and increased market share.  International Distributor sales were up $36 million, or 13 percent, year-over-year with modest improvement across most geographic regions.

Gross Margin

Our gross margin was $276 million, or 17.9 percent of net sales, in the second quarter of 2003, compared to $277 million, or 19.0 percent of net sales, in the second quarter of 2002.  Gross margin in the second quarter 2003 improved from price realization of new engine models and slightly higher volumes but was more than offset by changes in sales mix and increases in material costs related to new engines.  The decrease in gross margin percentage was primarily attributable to a higher sales mix of new emissions compliant engines with lower margins at product introduction.  Product coverage costs were $51 million, or 3.3 percent of net sales, in the second quarter 2003, compared to $51 million, or 3.5 percent of net sales, a year ago.  Excluding product coverage costs, gross margin for the quarter was $327 million, or 21.2 percent of net sales, compared to $328 million, or 22.5 percent of net sales, in the second quarter last year.

Gross margin for the first half of 2003 was $494 million, or 16.9 percent of net sales, compared to $510 million, or 18.3 percent of net sales, in the first half of 2002.  The decline in gross margin percent year-over-year is attributable to the higher sales mix of new emissions compliant engines that experience lower margins during product introduction.

Selling and Administrative

Total selling and administrative expenses were $200 million, or 13 percent of net sales, in the second quarter 2003 compared to $186 million, or 13 percent of sales, in the second quarter 2002. The $14 million increase is primarily attributable to audit fees related to the restatement and reaudit of our 2001 and 2000 financial statements, funding of growth initiatives in our filtration business, severance settlements and other cost reduction actions in our Power Generation business, higher cost of product liability settlements and the impact of exchange rates, partially offset by reductions in variable compensation expense.

Selling and administrative expenses during the first half of 2003 were $395 million, or 13 percent of sales, compared to $375 million, or 13 percent of sales, in the first half of 2002.  The increase of $20 million is primarily attributable to increased audit fees, funding of growth initiatives in our filtration business, cost reduction actions and the impact of changes in exchange rates.

Research and Engineering Expenses

Total research and engineering expenses were $50 million, or 3 percent of net sales, in the second quarter 2003 compared to $55 million, or 4 percent of net sales, last year.  Most of the $5 million decrease is a result of completing a majority of the development work on our new emission compliant heavy-duty engines in 2002.

Research and engineering expenses during the first half of 2003 were $97 million, or 3 percent of sales, compared to $111 million, or 4 percent of sales, in the first half of 2002.  A majority of the decrease is attributable to completion of our development work on our 2002 emissions compliant products and reduced spending associated with funding pre-production research on engines produced by our European Engine Alliance (EEA) joint venture.

Results of Joint Ventures and Alliances

The Company's earnings from joint ventures and alliances were $17 million in the second quarter 2003, compared to earnings of $7 million a year ago.  On a year-to-date basis, earnings from joint ventures and alliances were $24 million in the first half of 2003, compared to $7 million in earnings in the first half of 2002, or a $17 million increase.  The increase in quarter-over-quarter and year-over-year results from earnings improvement from most of our joint ventures, primarily marine and domestic distributorships with a significant increase from our recently expanded joint venture in China, Dongfeng Cummins Engine Co. Ltd., a supplier to China's second largest truck manufacturer.  In addition, the second quarter of 2003 also included $2 million of annual payments received for royalty and technical fees.

Interest Expense

Interest expense was $20 million in the second quarter of 2003 compared to $15 million in the second quarter last year.  Interest expense for the first half of 2003 was $40 million compared to $29 million in the first half of 2002.  The increase in second quarter and year-to-date interest costs compared to the prior year reflects higher costs of borrowed funds, specifically the issuance of our 9.5% Senior Notes in November, 2002.

Effective July 1, 2003, dividends on our preferred securities will be prospectively classified as interest expense in accordance with a new accounting standard issued by the Financial Accounting Standards Board (see Recently Issued Accounting Pronouncements - SFAS No. 150).

Cash payments of interest during the second quarter of 2003 and 2002 are disclosed in the Consolidated Statements of Cash Flows.

Other (Income) Expense

Other income was $3 million in the second quarter 2003 compared to $7 million of income in the second quarter of 2002, or a $4 million decrease.  On a year-to-date basis, other income was $10 million compared to $7 million in the second half a year ago.  The major components of other income and expense, classified as either operating or non-operating, are disclosed in Note 5 of the Consolidated Financial Statements.

Restructuring, Asset Impairment and Other Charges

            In the second quarter 2002, as a result of continuing weak market conditions across most of our markets, we recorded a restructuring charge of $16 million.  For the quarter, the charge was offset by a $6 million reversal of excess 2000 restructuring accruals, a $5 million reversal of excess 2001 restructuring accruals and recovery of a $3 million charge originally recorded in 2000.  The second quarter 2002 charge included $11 million attributable to workforce reduction actions, $3 million for asset impairment and $2 million related to facility closures and consolidations.  Of this charge, $5 million was associated with the Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

The charge included severance costs and benefit costs of terminating approximately 220 salaried and 350 hourly employees and was based on amounts pursuant to established benefit programs or statutory requirements of the affected operations.  These actions reflect overall reductions in staffing levels due to closing operations and moving production to locations with available capacity.  As of December 31, 2002, approximately 200 salaried and 350 hourly employees had been separated or terminated under this plan.  The asset impairment charge related to equipment that was made available for disposal.  The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant.  In the fourth quarter 2002, the number and mix of employees that were terminated under this plan differed from our original estimate.  As a result, approximately $1 million of the charge relating to severance costs and related benefits was reversed to income in that quarter.  There was no significant activity related to this plan during the first half of 2003 and as of June 29, 2003, $2 million of restructuring charges remain in accrued liabilities.  The majority of this restructuring action was completed by June 29, 2003, and we expect to complete the remaining items by the end of 2003.

            This restructuring action is expected to generate approximately $13 million in annual savings.  For the quarter and first half ended June 29, 2003, approximately $3 million and $6 million in savings was recognized as a reduction in cost of goods sold in our Consolidated Statements of Earnings.

 Provision for Income Taxes

We recorded an income tax provision of $5 million in the second quarter of 2003 compared to a $7 million tax provision recorded in the second quarter of 2002.  Our income tax benefit for the first half of 2003 was $4 million compared to $1 million in the first half of 2002.  The second quarter and first half of 2003 and 2002 income tax provision and benefit reflect an estimated annual effective tax rate of 25 percent of earnings or losses before income taxes after deducting dividends on the Company's preferred securities.

Minority Interest

Minority interest in consolidated operations was $2 million in the second quarter of 2003, compared to $5 million in the second quarter of 2002, a decrease of $3 million.  For the first half, minority interests were $6 million compared to $8 million in the first half of 2002.  The decrease in minority interest is primarily from lower earnings at Wuxi Holset, a 55 percent owned-subsidiary and Cummins India Limited, a 51 percent owned-subsidiary.

Dividends on Preferred Securities

            Dividends on our preferred securities were $5 million in the second quarter of 2003 and 2002 and $11 million for the first half of 2003 and 2002.  A description of the securities is provided in Note 9 "Convertible Preferred Securities of Subsidiary Trust" of our Consolidated Financial Statements in our most recent annual report filed on Form 10-K.  Effective July 1, 2003 dividends on these securities will be prospectively classified as interest expense in accordance with a new accounting standard issued by the Financial Accounting Standards Board (see Recently Issued Accounting Pronouncements - SFAS No. 150).

Business Segment Results

A discussion of business results for our four business segments follows.  Note 8 of our Consolidated Financial Statements also contains financial information relating to our business segments.

Engine Business

            The revenues and operating income for the Engine Business segment for the second quarter and first half interim periods were as follows:

	Second Quarter		First Half
	June 29	June 30	June 29	June 30
$ Millions	2003	2002	2003	2002
Net sales	$ 889	$ 850	$ 1,705	$ 1,626
Earnings (loss) before interest, taxes, restructuring, asset Impairment and other	24	16	2	(2)
Restructuring, asset impairment and other (credits)	-	(1)	-	(1)
Earnings (loss) before interest and taxes	$ 24	$ 17	$ 2	$ (1)

The Engine Business shipped 78,700 engines in the second quarter 2003, an increase of 500 units, or less than 1 percent, compared to second quarter 2002.  While heavy-duty engine shipments declined 15 percent and high-horsepower engine shipments were flat compared to second quarter 2002, shipments of midrange engines were up 2,600 units, or 4 percent, primarily due to increased demand from DaimlerChrysler AG for Dodge Ram truck engines, up 8,800 units, or 39 percent, compared to a year earlier.  Total shipments to automotive related markets increased 3 percent compared to the prior year's quarter while shipments to industrial related markets declined 7 percent.

Compared to the first half of 2002, shipments for the Engine Business were up 5,900 units, or 4 percent, with shipments to automotive related markets up 9,500 units, or 9 percent, and shipments to industrial markets down 3,600 units, or 9 percent.

A summary of unit shipments for the Engine Business by engine classification is shown in the table below:

	Second Quarter		First Half
	June 29	June 30	June 29	June 30
Unit shipments	2003	2002	2003	2002
Midrange	66,200	63,600	129,500	121,100
Heavy-duty	11,600	13,700	21,300	23,800
High-horsepower	900	900	1,700	1,700
	78,700	78,200	152,500	146,600

A summary and discussion of net sales for the Engine Business by market application follows:

	Second Quarter		First Half
	June 29	June 30	June 29	June 30
$ Millions	2003	2002	2003	2002
Heavy-duty Truck	$ 266	$ 265	$ 502	$ 484
Medium-duty Truck and Bus	141	157	263	295
Light-duty Automotive	228	179	450	336
Industrial	192	191	368	388
High-horsepower Industrial	62	58	122	123
	$ 889	$ 850	$ 1,705	$ 1,626

Heavy-duty Truck

Sales to the heavy-duty truck market were $266 million in the second quarter of 2003, essentially flat compared to sales of $265 million in the second quarter of 2002.  Unit shipments were 9,000 in the second quarter 2003 compared to 11,200 units a year ago, a decline of 2,200 units, or 20 percent.  Sales to the heavy-duty truck market during the first half of 2003 were up slightly compared to 2002, increasing 4 percent, while unit shipments declined 14 percent compared to the prior year.  The increase in sales and lower unit shipments reflect higher unit price realization on new emissions compliant engines that began shipping in October 2002.  Unit shipments to the North American heavy-duty truck market continue to be adversely impacted by the October 2002 emissions standards change, while unit shipments of heavy-duty truck engines to international markets remain unchanged compared to a year ago.

Medium-duty Truck and Bus

Medium-duty truck and bus revenues in the second quarter 2003 were down $16 million, or 10 percent below sales levels a year ago.  Revenues for the medium-duty truck market increased 2 percent compared to the prior year's quarter while unit shipments declined 10 percent.  Unit shipments to the North American medium-duty truck market were down 46 percent compared to a year ago, while shipments of medium-duty engines to international markets increased 7 percent, primarily to OEMs in Latin America.  Revenues from sales of bus engines declined 40 percent compared to second quarter 2002 with most of the decline a result of lower demand from North American OEMs due to the emissions change.  Shipments to international bus markets were down 15 percent compared to second quarter 2002, with lower shipments to China and Mexico.

Medium-duty truck and bus revenues during the first half of 2003 were down $32 million, or 11 percent, with shipments to the North American market down 55 percent while shipments to international markets increased 1 percent.  On a year-to-date basis, sales of medium-duty bus engines were down 36 percent, mostly to North American OEMs as a result of the emissions change.

Light-duty Automotive

Revenues from the light-duty automotive market increased $49 million, or 27 percent, compared to second quarter 2002 revenues.  Total unit shipments were up 26 percent compared to the prior year's quarter with most of the increase attributable to increased demand from DaimlerChrysler AG partially offset by a reduction in unit shipments to the recreational vehicle market.  Total shipments to DaimlerChrysler for the Dodge Ram truck were 31,200 in the second quarter 2003, an increase of 8,800 units, or 39 percent higher than a year ago primarily from the launch of the new Dodge Ram pickup model.  For the first half of 2003, engine shipments to Daimler Chrysler were 63,000 compared to 42,300 a year ago.  Engine sales to the recreational vehicle market were down 22 percent in the second quarter 2003 compared to the prior year and engine shipments were 29 percent lower than the prior year.   Year-to-date sales to the recreational vehicle market are off 28 percent compared to the first half of 2002.  While some recovery is evident in the recreational vehicle industry and our market share has increased primarily from favorable product acceptance, the change to the new emissions standards has adversely affected sales in this market.

Industrial

Sales to the construction, marine and agriculture markets in the second quarter 2003 were flat compared to the second quarter 2002 and were down $20 million, or 5 percent, on a year-to-date basis.  Worldwide shipments in the construction equipment market decreased 5 percent compared to the second quarter of 2002 with unit shipments to North America down 19 percent, and shipments to international markets up 6 percent, primarily in Asia.  For the first half of 2003, shipments of engines for the construction market are down 7 percent, with shipments to North American equipment OEMs down 21 percent.  Reduced capital spending driven by weak economic demand has lowered spending levels in the construction equipment markets.

Shipments to the marine markets decreased 8 percent compared to second quarter 2002, and are down 22 percent year-to-date.  The decline in marine business is primarily attributable to the formation of the Cummins Mercruiser joint venture in March 2002, where sales of recreational marine engines are now recorded.  Shipments to the agricultural equipment market decreased 3 percent from second quarter of 2002, and are down 4 percent for the first half of the year.  Unit shipments to the North American market decreased 35 percent during the quarter while shipments to international markets increased 56 percent, with a small decline in Europe offset by increases in Latin America, primarily Brazil.

High-horsepower Industrial

Total high-horsepower industrial sales were $62 million in the second quarter 2003 compared to $58 million a year ago, an increase of $4 million, or 7 percent.  For the first half of 2003, revenues from sales of high-horsepower industrial engines are flat compared to last year.  Sales to the high-horsepower mining market were up 21 percent in second quarter 2003 and 11 percent for the first half of 2003, despite a continued soft market due to lower commodity prices.  Second quarter sales to the rail sector, which is primarily an international market, were down 64 percent for the quarter and year-to-date while high-horsepower sales to government markets, primarily military applications, were up 100 percent compared to second quarter 2002, and up 80 percent for the first half of 2003, with increased sales to both North American and international markets.

Earnings from Operations

Operating earnings before interest and taxes for the Engine Business were $24 million and $2 million in the second quarter, and first half of 2003, respectively, compared to operating earnings of $17 million in the second quarter of 2002 and a $1 million operating loss for the first half of 2002.  The increase in operating earnings for the second quarter and first half result from improved earnings at our joint ventures and lower managed expenses, primarily research and development and administrative expenses, which offset a decline in gross margin from the launch of new emissions compliant products and several one-time costs incurred during the first quarter 2003, including costs related to moving our ISX assembly operations.  Benefits from our cost reduction programs helped to offset lower margins resulting from the sales shift of mature engines to new engines where our margins are typically lower at product introduction.  We expect Engine Business margins to improve throughout the remainder of the year as volumes begin to ramp up and manufacturing efficiencies are realized.

Power Generation Business

            The revenues and operating income for the Power Generation Business segment for the second quarter and first half interim periods were as follows:

	Second Quarter		First Half
	June 29	June 30	June 29	June 30
$ Millions	2003	2002	2003	2002
Net sales	$ 307	$ 304	$ 574	$ 587
Earnings (loss) before interest, taxes, restructuring, asset Impairment and other	(15)	(1)	(29)	(16)
Restructuring, asset impairment and other (credits)	-	1	-	1
Earnings (loss) before interest and taxes	$ (15)	$ (2)	$ (29)	$ (17)

Sales in the Company's Power Generation Business were $307 million in the second quarter 2003, essentially flat compared to second quarter sales of $304 million a year ago.  For the first half of 2003, Power Generation sales are down $13 million, or 2 percent, as a result of continued weakness in the commercial generator set business.

A summary of unit shipments for the Power Generation business by engine classification follows:

	Second Quarter		First Half
	June 29	June 30	June 29	June 30
Unit shipments	2003	2002	2003	2002
Midrange	3,600	3,400	6,600	6,400
Heavy-duty	1,200	1,100	2,200	2,100
High-horsepower	1,100	1,200	2,200	2,500
	5,900	5,700	11,000	11,000

Total engine shipments for generator drive assemblies were 64 percent of total power generation engine shipments in the second quarter 2003, compared to 61 percent a year ago.  Total shipments of generator drive units increased 9 percent compared to second quarter 2002 and are up 4 percent for the first half of 2003.  Most of the increase was in international markets as shipments of generator drive units in North America were flat compared to the second quarter and first half of last year.  Shipments of heavy-duty power generator drive units were up 16 percent compared to second quarter a year ago, but down 6 percent on a year-to-date basis.  Shipments of high-horsepower generator drive units were down 2 percent compared to a year ago.  Shipments of midrange powered generator drive units increased 11 percent over the prior year's quarter and are up 8 percent on a year-to-date basis.  Year-to-date revenues for generator drive units increased 12 percent as a result of increased volumes.

Total shipments of generator sets declined 2 percent below the prior year's quarter as midrange units declined 4 percent, heavy-duty units were up 3 percent and high-horsepower units decreased 2 percent.  For the first half of 2003, shipments of generator sets were down 6 percent with high-horsepower units down 25 percent.  Total revenues from generator sets were down 6 percent compared to second quarter 2002 and were down 13 percent year-to-date, primarily from the decline in high-horsepower unit sales.  Shipments in North America were up 5 percent during the quarter and 4 percent for the first half of 2003, while shipments to Latin America and East Asia were down 19 percent and 17 percent, respectively, for the first half.  Alternator sales increased 26 percent compared to second quarter 2002 and were up 13 percent for the first half of 2003.  Generator set sales to the mobile/RV market were up slightly, increasing 2 percent during the quarter and 3 percent in the first half of 2003.

Earnings from Operations

In the second quarter of 2003, Power Generation incurred an operating loss before interest and taxes of $15 million, compared to an operating loss before interest and taxes of $2 million last year.  For the first half of 2003, Power Generation operating results were a $29 million loss before interest and taxes compared to a $17 million loss in 2002.  While we continue with our cost reduction actions, those benefits were more than offset by further weakness in the North American commercial generator set business, particularly in high-horsepower applications where our fixed manufacturing costs are underabsorbed, and we are experiencing continued market pricing pressure and lower utilization of our Power Generation rental fleet.  Second quarter 2003 operating results also included $5 million related to severance and benefit costs from staffing reductions during the quarter which are expected to provide $2 million of quarterly savings in future periods.

Filtration and Other Business

            The revenues and operating income for the Filtration and Other Business segment for the second quarter and first half interim periods were as follows:

	Second Quarter		First Half
	June 29	June 30	June 29	June 30
$ Millions	2003	2002	2003	2002
Net sales	$ 265	$ 243	$ 519	$ 471
Earnings before interest, taxes, restructuring, asset Impairment and other	25	25	45	45
Restructuring, asset impairment and other (credits)	-	(2)	-	(2)
Earnings before interest and taxes	$ 25	$ 27	$ 45	$ 47

Revenues in the Filtration and Other Business were $265 million, up $22 million, or 9 percent, compared to second quarter 2002.  For the first half of 2003, revenues were up $48 million, or 10 percent.  Second quarter 2003 marked a record sales quarter for this segment reflecting demand improvement from OEMs and increased market share despite continued weakness across most of the markets it serves.  Geographically, sales of filtration products increased in most regions with North American sales up 6 percent in the second quarter and 6 percent year-to-date and international sales up 23 percent for the quarter and 20 percent year-to-date.  Revenues from the Holset turbocharger business were down 3 percent over second quarter 2002 primarily as a result of reduced shipments to China.  Year-to-date sales for Holset were up 2 percent compared to 2002.

Earnings from Operations

Earnings before interest and taxes for the Filtration and Other Business in the second quarter 2003 were $25 million compared to $27 million a year earlier.  For the first half of 2003, earnings before interest and taxes were $45 million compared to $47 million in 2002.  Incremental volumes in the second quarter and first half of 2003 and the related absorption benefit in gross margin offset additional expenses from the new Emission Solutions business and higher administrative expenses from funding growth initiatives.

International Distributor Business

            The revenues and operating income for the International Distributor Business segment for the second quarter and first half were as follows:

	Second Quarter		First Half
	June 29	June 30	June 29	June 30
$ Millions	2003	2002	2003	2002
Net sales	$ 169	$ 145	$ 305	$ 269
Earnings before interest, taxes, restructuring, asset Impairment and other	12	10	18	11
Restructuring, asset impairment and other (credits)	-	4	-	4
Earnings before interest and taxes	$ 12	$ 6	$ 18	$ 7

Revenues from the International Distributor Business were $169 million in the second quarter 2003, up $24 million, or 17 percent, compared to year earlier levels with modest improvement noted across most regions.  For the first half of 2003, revenues were up $36 million, or 13 percent, compared to the first half of 2002.  Sales of engines, parts and service in the South Pacific, Europe and South Africa regions were strong during the second quarter and first half with sales declines reported by our distributorships in Asia related to the economic impact of the SARS virus.

Earnings from Operations

Earnings before interest and taxes for the International Distributor Business were $12 million in the second quarter 2003, up $6 million, or double the earnings when compared to second quarter 2002.  Year-to-date 2003 earnings are up $11 million, or more than double the previous period, as a result of increased engine and parts sales and lower exchange losses.

 Geographic Markets

The  Company's net sales by geographic region during comparative interim periods were:

	Second Quarter		First Half
	June 29	June 30	June 29	June 30
$ Millions	2003	2002	2003	2002
United States	$ 816	$ 777	$ 1,556	$ 1,496

Asia/Australia	274	264	513	479
Europe/CIS	214	193	414	392
Mexico/Latin America	103	117	198	221
Canada	78	68	153	135
Africa/Middle East	54	39	92	68
Total International	723	681	1,370	1,295
	$ 1,539	$ 1,458	$ 2,926	$ 2,791

Sales to international markets represented 47 percent of the Company's revenues in the second quarter of 2003 and 2002.  Total international sales in the second quarter 2003 increased $42 million, or 6 percent, over the second quarter of  2002, while year-to-date international sales are up $75 million, or 6 percent.  Heavy-duty truck engine shipments to international markets decreased 10 percent compared to  second quarter 2002 and are flat on a year-to-date basis.  Midrange engine shipments to international markets increased 7 percent during the quarter and are up 11 percent for the first half of 2003, primarily from increased demand in Mexico and Latin America.  Total engine shipments to the international bus market were down 15 percent quarter-over-quarter and 7 percent year-over-year with demand fall off in Mexico and Asia.

Sales to the Asia/Australia region increased $10 million, or 4 percent, compared to second quarter 2002, primarily from increased demand for construction applications in Asia partially offset by lower engine sales to the bus market.  Sales to this geographic region were up 7 percent for the first half of 2003 compared to the prior year.  Sales to Europe/CIS, representing 30 percent of international sales and 14 percent of worldwide sales in the second quarter 2003, were up 11 percent compared to the prior year's quarter and 6 percent year-to-date with increased sales in the Filtration and Other Business and International Distributors offset by declines in engine sales to OEMs.  Business in Latin America was 14 percent of total international sales in the second quarter 2003, compared with 17 percent a year ago with revenues down $14 million or 12 percent, primarily due to lower bus and power generation sales in Mexico partially offset by increased engines sales to the agriculture, construction and medium-duty truck markets in Latin America.  Sales to Canada, representing 5 percent of worldwide sales in the second quarter 2003, were up $10 million, or 15 percent, compared to second quarter 2002, and 13 percent on a year-to-date basis, primarily due to increased sales of engines and filtration products.

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

Agency	Senior L-T Rating	S-T Rating	Outlook
Moody's Investors Service, Inc.	Ba2	Non Prime	Negative
Standard & Poor's	BB+	WR	Negative

            We do not believe a further downgrade of our credit rating will have a material impact on our financial results or our financial condition.  A discussion regarding the impact of the credit ratings on our financing arrangements can be found in the latest copy of our annual report on Form 10-K (Item 7).

            Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to the $250 million 9.5% Senior Notes and our new credit facility which may, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale/leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a minimum net worth, a minimum debt-to-equity ratio and a minimum interest coverage ratio. As of June 29, 2003, we were in compliance with all of the covenants under our borrowing agreements except as noted below.

            As a result of the restatement and reaudit described in Note 2 of the Consolidated Financial Statements,  we delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2002, and our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, with Securities and Exchange Commission (SEC).  As previously disclosed, the delay in filing resulted in a breach of a requirement for timely satisfaction of SEC filing obligations under several of our credit agreements, the most significant of which are discussed below. A majority of our long-term debt is governed by three Indenture agreements summarized as follows:

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

            Under each of the Indentures, we are required to deliver to the respective Trustees a copy of our Annual Report on Form 10-K within specified periods of time after such filings are due (March 31, 2003). The breach caused by the delay in filing our Annual Report on Form 10-K gave certain rights to the Trustees and debt holders under the Indentures to accelerate maturity of our indebtedness if they give us notice and we do not cure the breach within 60 days.  However, neither the Trustees nor the respective debt holders gave us such notice.  By filing our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 30, 2003, with the SEC and by delivering a copy of these filings to the Trustees of the Indentures and to our lender under the credit facility agreement, we will cure the noncompliance under the abovementioned Indentures and comply with the terms of the credit facility agreement.

Available Credit Capacity

             The table below provides the components of the Company's available credit capacity as of June 29, 2003:

$Millions
Revolving credit facility	$ 251
International credit facilities	24
Accounts receivable securitization	125
$ 400

Total debt was $1.076 billion at June 29, 2003 compared with $1.137 billion at December 31, 2002.   Total debt as a percentage of our total capital was 56.0 percent at June 29, 2003 versus 57.5 percent at December 31, 2002.

Off Balance Sheet Financing-Accounts Receivable Securitization Program

            We entered into our accounts receivable securitization program in December 2000. As of December 31, 2002, there were no proceeds outstanding under the securitization program and as of June 29, 2003, $5 million was outstanding under the program. The original agreement for this program required us to maintain a minimum investment grade credit rating in our long-term senior unsecured debt. As a result of the Moody's downgrade in April 2002, we renegotiated the terms of the securitization agreement and removed the requirement to maintain a minimum investment grade credit rating. The terms of the new agreement provide for an increase in the interest rate and fees under this program of approximately $0.5 million annually at 2002 funding levels. As a result of amending the requirement, neither the October 2002 Standard & Poor's downgrade, or the November 2002 Moody's downgrade affected our funding under this program. Further downgrades of our credit rating from Moody's will require us to renegotiate the terms of our securitization agreement in order to continue funding under this program. A description of our accounts receivable program is provided in Note 4 of the Consolidated Financial Statements in our most recent annual report filed under Form 10-K.

Cash Flows

Key elements of the Company's cash flows during the six-month periods follow:

	June 29	June 30
$ Millions	2003	2002
Net cash (used in) provided by operating activities	$ (37)	$ 35
Net cash used in investing activities	(26)	(58)
Net cash (used in) provided by financing activities	(105)	20
Effect of exchange rate changes on cash	3	1
Net change in cash and cash equivalents	$ (165)	$ (2)

                Cash from Operations.  During the first half of 2003, our operating activities used $ 37 million in cash compared to $35 million in cash provided by operations in the first half of 2002, or a net use of cash of $72 million year-over-year.  The increase in cash used in operations in 2003 was partially due to the decline in net earnings, from a first half net loss of $8 million in 2002 to a first half net loss of $17 million in 2003, or a $9 million decrease, offset by $16 million of non-cash charges in the second quarter of 2002 for restructuring actions.  In addition, non-cash adjustments for earnings in our joint ventures and alliances decreased $23 million year over year and non-cash adjustments from minority interests declined $2 million during the same period.  Net changes in working capital consumed $54 million more cash during the first half of 2003 compared to the prior year as accounts receivable was reduced and provided $100 million of cash but was offset during the same period by net cash used for an increase in inventories of $36 million and reductions in accounts payable and accrued expenses and other items of $103 and $15 million, respectively.

            Investing Activities.  Net cash used in investing activities was $26 million in 2003 compared to $58 million a year ago, a decrease or improvement in cash outflows of $32 million.  Capital expenditures during the first half of 2003 were up $9 million and software additions increased $5 million compared to 2002.  Investments and advances to joint ventures and alliances provided $15 million of cash inflows during the first half of 2003 compared to a use of $41 million in cash a year ago, an improvement of $56 million in cash provided by investing activities that was partially offset by $38 million in cash from the disposition of certain businesses during the first half of 2002.  Purchase of marketable securities during the first half of 2003 used $55 million of cash compared to $43 million a year ago, or an increase in cash outflows of $12 million from investing activities.  However, this increase in cash outflows was more than offset by proceeds of $65 million from the sale of marketable securities during the first half of 2003 compared to proceeds of $33 million a year ago, or an increase in cash inflows of $32 million year-over-year.

            Financing Activities.  During the first half of 2003, financing activities used $105 million of cash compared to $20 million of cash provided by financing activities in the first half of 2002, or a net cash outflow of $125 million year-over-year.  Proceeds from borrowings provided $7 million more cash during the first half of 2003 compared to 2002 but were offset by $7 million of lower borrowings under our credit agreements during the same period.  A majority of the cash used in financing activities during the first half of 2003 was for the payment of our $125 million 6.25% Notes that matured in March 2003.  Additional cash outflows used in financing activities during the first half of 2003 and 2002 were $25 million of common stock dividend payments.

            Cash and cash equivalents at June 29, 2003, were $ 59 million, an increase of $11 million compared to $ 48 million of cash and cash equivalents at June 30, 2002.  For the first half of 2003, cash and cash equivalents decreased $165 million from December 31, 2002.

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

  Instituted post implementation reviews on all new systems implementations; and

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

Evaluation of Disclosure Controls

            An evaluation was carried out under the supervision and with the participation of the Company's senior management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as of the quarter ended June 29, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective in timely alerting them to material information relating to Cummins Inc. required to be included in this Quarterly Report on Form 10-Q.

            In addition, we are aware of no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date that we completed our evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

            We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We have also been identified as a potentially responsible party (PRP) at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our most recent Annual Report on Form 10-K under "Environmental Compliance - Other Environmental Statutes and Regulations."  We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings.  While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.  The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 10, "Contingencies, Guarantees and Environmental Compliance" of the Notes to the Consolidated Financial Statements included in this report.

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

            31(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31(b) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32(a) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32(b) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

                                On April 17, 2003, we filed a Current Report on Form 8‑K under Item 5 that included our press release announcing the restatement and reaudit of our financial statements for the years 2001 and 2000.  We also discussed the impact on our debt Indentures and credit agreements of delaying our Form 10-K filing for 2002 as a result of the restatement and reaudit.

                        On April 17, 2003, we furnished a Current Report on Form 8-K under Items 7 and 12 that included our press release announcing the restatement and reaudit of our Consolidated Financial Statements for 2001 and 2000 and discussing our first quarter 2003 earnings results.

                On May 12, 2003, we furnished a Current Report on Form 8-K under Item 9 providing unaudited Consolidated Financial Statements for the years ended December 31, 2002 and 2001, as well as certain other financial and non-financial information.  The information furnished was subject to change based on the completion of the audits for the three years ended December 31, 2002.

            On May 13, 2003, we filed a Current Report on Form 8-K under Item 4 announcing a change in accountants for several Cummins Inc. and Affiliates Retirement and Savings Plans for the fiscal year ended December 1, 2002.

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