Form 10-Q
period 2003-09-28
CUMMINS INC
filed 2003-11-12
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended September 28, 2003

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

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No ☒

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b‑2 of the Act). Yes ☒  No 

            As of September 28, 2003 there were 42.3 million shares of $2.50 par value per share common stock outstanding.

CUMMINS INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
September 28, 2003

CUMMINS INC.

INTRODUCTORY NOTE

            Cummins Inc. is filing this Quarterly Report on Form 10‑Q to reflect the unaudited Consolidated Financial Statements for the periods ended September 28, 2003 and the unaudited restatement of its Consolidated Financial Statements for the periods ended September 29, 2002.   On April 17, 2003, we furnished a Current Report on Form 8‑K that included our press release announcing the restatement and reaudit of our Consolidated Financial Statements for 2001 and 2000.

            The unaudited Consolidated Financial Statements contained in this quarterly report for the three months and nine months ended September 29, 2002 supersede the unaudited Consolidated Financial Statements contained in our Quarterly Report on Form 10-Q that was previously filed on November 1, 2002 (Original Filing).  The unaudited Consolidated Financial Statements and financial information contained in the Original Filing have been revised to reflect the restatement adjustments described in Note 2.  We do not intend to amend our Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to December 31, 2002.  As a result, the financial statements and related information contained in such reports referenced above should no longer be relied upon.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

CUMMINS INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months		Nine Months
	September 28	Restated September 29	September 28	Restated September 29
$ Millions, except per share amounts	2003	2002	2003	2002

Net sales (includes sales to related parties of $278, $292, $712 and $719, respectively)	$ 1,634	$ 1,648	$ 4,560	$ 4,439
Cost of goods sold (includes purchases from related parties of $145, $175, $398 and $452, respectively)	1,341	1,335	3,773	3,616
Gross margin	293	313	787	823
Selling and administrative expenses	208	189	603	564
Research and engineering expenses	51	53	148	164
Joint ventures and alliances income	(20)	(9)	(44)	(16)
Restructuring, asset impairment and other charges	-	-	-	2
Interest expense	25	15	65	44
Other (income) expense, net	(7)	(3)	(17)	(10)
Earnings before income taxes, minority interest, dividends on preferred securities and cumulative effect of change in accounting principle	36	68	32	75
Provision for income taxes	9	16	5	15
Minority interest	3	3	9	11
Dividends on preferred securities of subsidiary trust	-	5	11	16
Earnings before cumulative effect of change in accounting principle	24	44	7	33
Cumulative effect of change in accounting principle, net of tax of $1	-	-	-	3
Net earnings	$ 24	$ 44	$ 7	$ 36

Earnings Per Share
Basic
Earnings before cumulative effect of change in accounting principle	$ .62	$ 1.13	$ .18	$ .85
Cumulative effect of change in accounting principle, net of tax	-	-	-	.07
Net earnings	$ .62	$ 1.13	$ .18	$ .92
Diluted
Earnings before cumulative effect of change in accounting principle	$ .60	$ 1.05	$ .18	$ .85
Cumulative effect of change in accounting principle, net of tax	-	-	-	.07
Net earnings	$ .60	$ 1.05	$ .18	$ .92

Cash dividends declared per share	$ .30	$ .30	$ .90	$ .90

The accompanying notes are an integral part of the Consolidated Financial Statements.

CUMMINS INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 28	December 31*
(Unaudited) $ Millions	2003	2002
Assets
Current assets
Cash and cash equivalents	$ 80	$ 224
Marketable securities	88	74
Receivables, net	810	676
Receivables from related parties	143	129
Inventories	733	641
Other current assets	271	238
	2,125	1,982

Property, plant and equipment	2,933	2,952
Less accumulated depreciation	1,684	1,647
	1,249	1,305
Investments in and advances to joint ventures and alliances	319	264
Goodwill	343	343
Other intangibles and deferred charges	93	96
Deferred income taxes	640	640
Other noncurrent assets	217	207
Total assets	$ 4,986	$ 4,837

Liabilities and shareholders' investment
Current liabilities
Loans payable	$ 31	$ 19
Current maturities of long-term debt	9	119
Accounts payable	593	427
Accrued product coverage and marketing expenses	252	233
Other accrued expenses	461	531
	1,346	1,329
Long-term debt	1,061	999
Cummins obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of Cummins	292	-
Other long-term liabilities	1,299	1,285
Minority interest	95	92
Cummins obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of Cummins	-	291
Shareholders' investment
Common stock, $2.50 par value, 150 million shares authorized
48.3 and 48.6 million shares issued	121	121
Additional contributed capital	1,108	1,115
Retained earnings	537	569
Accumulated other comprehensive income	(492)	(527)
Common stock in treasury, at cost, 6.0 and 7.0 million shares	(241)	(280)
Common stock held in trust for employee
benefit plans, 2.4 and 2.6 million shares	(115)	(128)
Unearned compensation	(25)	(29)
	893	841
Total liabilities and shareholders' investment	$ 4,986	$ 4,837

  * Derived from audited financial statements.

The accompanying notes are an integral part of the Consolidated Financial Statements.

CUMMINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited)	September 28	Restated September 29
$ Millions	2003	2002
Cash flows from operating activities
Net earnings	$ 7	$ 36
Adjustments to reconcile net earnings to net
cash flows from operating activities:
Cumulative effect of change in accounting principle	-	(3)
Depreciation and amortization	165	163
Restructuring and other	-	(17)
Equity in earnings of joint ventures and alliances	(31)	(2)
Minority interest	9	12
Noncash compensation expense	16	12
Amortization of gain on swap unwind	(5)	(2)
Translation and hedging activities	(7)	2
Changes in assets and liabilities:
Receivables	(132)	(286)
Proceeds (repayments) from sale of receivables	-	(55)
Inventories	(79)	(12)
Accounts payable and accrued expenses	55	181
Other	15	27
Net cash provided by operating activities	13	56

Cash flows from investing activities
Property, plant and equipment:
Capital expenditures	(70)	(54)
Investments in internal use software	(21)	(14)
Proceeds from disposals	7	13
Investments in and advances to joint ventures and alliances	3	(36)
Acquisitions and dispositions of business activities, net	-	31
Purchases of marketable securities	(103)	(62)
Sales of marketable securities	98	53
Net cash used in investing activities	(86)	(69)
Net cash used in operating and investing activities	(73)	(13)

Cash flows from financing activities
Proceeds from borrowings	16	7
Payments on borrowings	(132)	(15)
Net borrowings under short-term credit agreements	56	56
Issuance of common stock	37	12
Dividend payments on common stock	(37)	(37)
Other	(14)	(11)
Net cash provided by (used in) financing activities	(74)	12
Effect of exchange rate changes on cash and cash equivalents	3	-

Net change in cash and cash equivalents	(144)	(1)
Cash and cash equivalents at beginning of year	224	50
Cash and cash equivalents at end of quarter	$ 80	$ 49
Cash payments during the nine months for:
Interest	73	52
Income taxes	30	20

 The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Accounting Policies

Basis of Presentation:

We have prepared our Consolidated Financial Statements for the interim periods ended September 28, 2003 and September 29, 2002 in conformity with accounting principles generally accepted in the United States.  Each of the interim periods contains 13 weeks.  Our interim period financial statements are unaudited and include estimates and assumptions that affect reported amounts based upon currently available information and management's judgment of current conditions and circumstances. We recommend that you read our interim financial statements in conjunction with the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2002.  Our interim period financial results for the three month and nine month periods presented are not necessarily indicative of results to be expected for the entire year.  We believe our Consolidated Financial Statements include all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations and cash flows for the interim periods presented.

We have reclassified certain amounts in prior period financial statements to conform to the presentation of the current period financial statements.

Prior Period Adjustment

In connection with the preparation of our Consolidated Financial Statements for the first quarter of 2003, we became aware of certain isolated matters that were treated incorrectly in the restatement of our pre-2002 Consolidated Financial Statements.  The cumulative effect of these matters resulted in a $2.7 million understatement of retained earnings at December 31, 2002.  The amount of the understatement was not material to our historical financial statements nor to our expected full year 2003 financial statements.  As a result, our Consolidated Statement of Earnings for the first quarter of 2003 includes $3.6 million pre-tax income, ($2.7 million after tax and $0.07 per share) to correct these matters.  The corrections are classified in the Statement of Earnings based upon the classification of the original transactions.  Approximately $2.0 million of the correction is recorded in Cost of goods sold, $.2 million in Selling and administrative expenses and $1.4 million in Other (income) expense, net.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred.  The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as "Selling and administrative expenses" in our Consolidated Statements of Earnings.  For the three months ended September 28, 2003 and September 29, 2002, these costs were approximately $22 million and $20 million, respectively.  For the nine months ended September 28, 2003 and September 29, 2002, these costs were approximately $64 million and $62 million, respectively.

Income Tax Accounting

Our provision for income taxes is determined using the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets.  Our deferred tax assets are reduced by a valuation allowance to the extent there is uncertainty as to their ultimate realization.  We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  During interim reporting periods our income tax provision is based upon the estimated annual effective tax rate of those taxable jurisdictions where we conduct business.  For the three and nine month periods ended September 28, 2003 and September 29, 2002, our effective tax rate was 25 percent on earnings (loss) before income taxes after deducting dividends on our preferred securities.

Inventories

Our inventories are stated at the lower of cost or net realizable value. At December 31, 2002, 26 percent of our domestic inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure nor do our accounting systems provide a meaningful distinction between raw materials and work-in-process. Inventories at September 28, 2003 and December 31, 2002, were as follows:

	September 28	December 31
$ Millions	2003	2002
Finished products	$ 421	$ 381
Work-in-process and raw materials	368	316
Inventories at FIFO cost	789	697
Excess of FIFO valuation over LIFO	(56)	(56)
	$ 733	$ 641

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

            Below is a summary of the activity in our product coverage liability account for the nine months ended September 28, 2003, including adjustments to pre-existing warranties during the period:

$ Millions	2003
Balance December 31, 2002	$ 318
Provision for warranties issued	135
Payments	(140)
Changes in estimates for pre-existing
warranties	24
Balance September 28, 2003	$ 337

Product Liability

            From time to time, we issue indemnifications to our customers and joint venture partners which indicate that we will indemnify them against any loss suffered as a result of a defective product we have sold them. In addition, periodically, we enter into license agreements or joint venture agreements where we license a patent, trademark or other similar intangible asset and agree to indemnify the licensee against any losses suffered should the patent, trademark or intangible asset infringe upon a third party asset. We are generally self-insured on product liability claims, with excess insurance coverage on claims exceeding a specified dollar amount.  We provide reserves for these exposures when it is probable that we have suffered a loss and the loss is reasonably estimable. The activity in our product liability accrual for the nine months ended September 28, 2003, was as follows:

$ Millions	2003
Balance December 31, 2002	$ 11
Provision	4
Changes in estimates	(4)
Payments	-
Balance September 28, 2003	$ 11

Earnings Per Share

We calculate basic earnings per share (EPS) of common stock by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if options or securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.  We exclude shares of common stock held by the Company's Retirement Savings Plan in the Employee Benefits Trust from weighted average shares outstanding for the EPS calculation until those shares are distributed from the Trust.  Following is a reconciliation of net earnings and weighted average common shares outstanding for purposes of calculating basic and diluted net earnings per share:

	Three Months		Nine Months
	September 28	September 29	September 28	September 29
$ Millions, except per share amounts	2003	2002	2003	2002

Net earnings before cumulative effect of change in accounting principle	$ 24	$ 44	$ 7	$ 33
Dividends on preferred securities, net of tax (when dilutive)	3	3	-	-
Net earnings for dilutive EPS	$ 27	$ 47	$ 7	$ 33

Weighted average shares outstanding
Basic	39.4	38.7	39.0	38.5
Dilutive effect of stock options	.2	-	.2	.2
Assumed conversion of preferred securities	6.3	6.3	-	-
Diluted	45.9	45.0	39.2	38.7

Net earnings per share
Basic	$ .62	$ 1.13	$ .18	$ .85
Diluted	$ .60	$ 1.05	$ .18	$ .85

For the nine-month periods ended September 28, 2003 and September 29, 2002, we excluded 6.3 million shares attributable to the conversion of our Preferred Securities of Subsidiary Trust, issued in June 2001, from the calculation of diluted EPS because the effect was antidilutive in each period.

The weighted average diluted common shares outstanding for the three months ended September 28, 2003 and September 29, 2002 excludes the effect of approximately 2.0 million and 5.7 million common stock options, respectively, since such options have an exercise price in excess of the average market value of Cummins common stock for the respective periods.

The weighted average diluted common shares outstanding for the nine months ended September 28, 2003 and September 29, 2002 excludes the effect of approximately 4.1 million and 4.0 million common stock options, respectively, since such options have an exercise price in excess of the average market value of Cummins common stock for the respective periods.

Employee Stock Plans

On January 1, 2003, we adopted the accounting provisions of Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" (SFAS 123) for stock based employee awards.  We had previously been accounting for these awards under Accounting Principles Board Opinion No. 25, as allowed by SFAS 123.  SFAS 123 requires stock based employee awards to be fair valued on the date of grant and expensed over the vesting period.  As allowed under SFAS 123, as amended by SFAS 148, we are adopting the accounting provisions only for new awards issued on or after January 1, 2003.  As more fully discussed in Note 5, the Company issued stock based compensation awards on September 16, 2003, and the third quarter results includes compensation expense of less than $1 million related to these awards.  The following table summarizes the pro forma net earnings and earnings per share amounts as if we had accounted for all previously awarded stock options using the fair market value approach:

	Three months		Nine months
	September 28	September 29	September 28	September 29
$ Millions, except per share amounts	2003	2002	2003	2002

Net earnings
As reported	$ 24	$ 44	$ 7	$ 36
Add: Stock based employee compensation included in net earnings, net of tax	1	1	1	3
Less: Stock based employee compensation determined under fair value method, net of tax	(1)	(4)	(2)	(13)

Pro forma net earnings	$ 24	$ 41	$ 6	$ 26

Basic earnings per share
As reported	$ .62	$ 1.13	$ .18	$ .92
Pro forma	.61	1.05	.16	.68

Diluted earnings per share
As reported	$ .60	$ 1.05	$ .18	$ .92
Pro forma	.60	.98	.16	.67

            Additional contributed capital in our Consolidated Statements of Financial Position is presented net of employee loans for stock purchases. As of September 28, 2003 and December 31, 2002, the loan amount was $7 million and $13 million, respectively.

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

            In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146).  This standard nullifies Emerging Issues Task Force (EITF) Issue No. 88-10 "Costs Associated with Lease Modification or Termination" and EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured at its fair value when the liability is incurred.  We adopted the provisions of SFAS 146 for exit or disposal activities, such as restructuring, involuntarily terminating employees, and costs associated with consolidating facilities, for actions begun after December 31, 2002, as required.  The adoption of this pronouncement did not have a material effect on the financial position or results of operations for the three-month and nine month periods ended September 28, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.  In addition, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure provisions of FIN 45 are effective for annual or interim financial statements for periods ending after December 15, 2002.  The recognition provisions of FIN 45 are applicable only on a prospective basis for guarantees issued or modified after December 31, 2002.  The impact of adopting this statement did not have a significant impact on our financial position or results of operations for the three or nine-month period ended September 28, 2003.  See Note 10 for a discussion of our guarantees existing at September 28, 2003.

            In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." This issue provides guidance as to how to determine when an arrangement involving multiple deliverables contains more than one unit of accounting and when more than one unit of accounting exists, how the arrangement consideration should be allocated to the multiple units. We adopted EITF 00-21 on June 30, 2003, on a prospective basis for revenue arrangements entered into after June 29, 2003. The adoption of this pronouncement did not have a material effect on the financial position or results of operations for the three-month period ended September 28, 2003.

            In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. We adopted SFAS 150 for our existing financial instruments on June 30, 2003. The adoption of this statement resulted in the classification of our obligations associated with the Convertible Preferred Securities of Subsidiary Trust as a liability and resulted in the classification of the dividend payments on these securities as interest expense in our Consolidated Statements of Earnings. The adoption of this statement had no impact on net earnings or cash flows or on compliance with any of our financing arrangements.

            In May 2003, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 03-04, "Determining the Classification and Benefit Attribution Method for a 'Cash Balance' Pension Plan" requiring certain cash balance pension plans to be accounted for as defined benefit plans.  Specifically, EITF 03-04 requires that actuarially determined pension expense for cash balance plans that have fixed-interest crediting rates and are not pay-related, be accounted for using the traditional unit credit method of accounting.  We have historically accounted for our cash balance plans as defined benefit plans.  However, because our cash balance plans have variable interest crediting rates and are pay-related, EITF 03-04 is not applicable to us.

Investments in Variable Interest Entities

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" (FIN 46). FIN 46 provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs), including entities more commonly referred to as special purpose entities or SPEs.  FIN 46 requires the consolidation of certain VIEs if a company is deemed the primary beneficiary, defined in FIN 46 as the entity that holds the majority of the variable interests in the VIE. In addition, FIN 46 requires disclosure for both consolidated and non-consolidated VIEs. The consolidation requirements applicable to Cummins were originally effective for all periods beginning after June 15, 2003.

            On October 7, 2003, the FASB issued a FASB Staff Position (FSP), FSP No. Fin 46-e.  This FSP deferred the effective date of FIN 46 to periods ending after December 15, 2003 for public companies related to interests in entities meeting the following criteria:

  The interest was acquired before February 1, 2003

  The public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46

We currently participate in four entities that have been identified as VIEs, two of which are currently consolidated.  Two of the entities are parties to our sale of receivables program as described in Note 4 of our 2002 Annual Report on Form 10-K.  Although we are still assessing the impact of FIN 46 on these entities, we believe we will still consolidate Cummins Receivables Corporation (CRC) and do not believe we are the primary beneficiary of the receivable securitization conduit to which CRC sells beneficial interests in its receivables.  At September 28, 2003, there were no amounts outstanding under our receivables securitization facility.

We are still evaluating the impact of FIN 46 on the VIE that is a party to the sale leaseback transaction involving our ISX assembly equipment more fully discussed in Note 18 of our 2002 Annual Report on Form 10-K.  Our maximum potential loss related to this entity is limited to our $9 million residual value guarantee.

We are also still evaluating the impact of FIN 46 on Cummins Capital Trust I (the Trust), the consolidated Trust that issued our Convertible Preferred Securities as more fully described in Note 9 of our 2002 Annual Report on Form 10-K.  Pursuant to FIN 46, it could be determined that (1) the Trust is a variable interest entity and (2) the Company is not the primary beneficiary of this Trust.  If such determinations are made, the Company would be required to de-consolidate the trust effective December 31, 2003.  The impact to Cummins of the deconsolidation would be that (1) the subordinated debentures between Cummins and the Trust would be reported as a component of Long-term debt in our Consolidated Statements of Financial Position (today they are identified as Preferred Securities but classified as a long-term liability), and (2) the total amount of our liabilities could increase by the amount of our equity investment in the Trust ($9 million).  This change would not impact the Trust's obligations to the preferred shareholders nor Cummins' obligations to the Trust.

                We have investments currently accounted for under the equity method that are potential VIEs under FIN 46.  In addition, we guarantee the obligations of certain North American distributors where we do not own an interest.  We are in the process of performing an analysis to determine the proper reporting treatment under FIN 46 for each of our joint ventures and equity method investments, primarily in our Engine business, investments in certain of our North American distributors and distributors for which we guarantee a portion of their debt.  These entities are further discussed in Note 4 of our 2002 Annual Report on Form 10-K.  Sales to these entities are disclosed as sales to related parties in our Consolidated Statements of Earnings.  Purchases from these entities are also disclosed in Note 4.  The amount of income related to these entities is disclosed on our Consolidated Statements of Earnings as "Joint Ventures and alliances income."  We believe our maximum exposure to losses related to these entities is limited to the amount of our investment ($319 million at September 28, 2003) and our guarantees on the obligations of certain of our distributors (See Note 10) as we have no requirements to fund losses, if any, of these entities.  We do have an obligation to fund certain working capital requirements of Consolidated Diesel Corporation as more fully discussed in Note 5 of our 2002 Annual Report on Form 10-K.

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

            The restatement and reaudit of our financial statements included a comprehensive review of the accounting records underlying our financial statements for the related periods. The work performed during this review also resulted in a restatement of the quarterly and nine-month information previously reported for the period ended September 29, 2002.  The accompanying financial statements reflect adjustments made to our previously reported information for the quarter and nine months ended September 29, 2002. These adjustments result from the comprehensive review and the work performed during the restatement and reaudit process in order to correct accounting errors primarily associated with the period of accounting recognition.  We have segregated these adjustments into the following categories:

            1.          Adjustments stemming from the unreconciled accounts at our manufacturing locations referred to above. These adjustments did not have a material effect on the quarter or nine months ended September 29, 2002.

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

The following tables show the effect of the restatement adjustments on our financial statements for the three months and nine months ended September 29, 2002 as previously reported in our Form 10-Q for that period:

Increase (decrease) in net earnings ($ millions):	Three months	Nine months
	September 29 2002	September 29 2002
Net earnings before cumulative effect of change in accounting principle- as previously reported	$ 40	$ 23
Net adjustments (pre tax):
1. Manufacturing location adjustments	-	-
2. Items now recorded in period of occurrence	6	12
3. Other adjustments:
a. Accrual and reserve measurements	(4)	(7)
b. GAAP application adjustments	4	11
c. Restructuring adjustments	-	(3)
Total net adjustments (pre tax)	6	13
Tax effect	(2)	(3)
Total adjustments, net of tax	4	10
Net earnings before cumulative effect of change in accounting principle - as restated	$ 44	$ 33

Basic earnings per share before cumulative effect of change in accounting principle- as previously reported	$ 1.03	$ 0.61
Effect of restatement adjustments	0.10	0.24
Basic earnings per share before cumulative effect of change in accounting principle - as restated	$ 1.13	$ 0.85

Diluted earnings per share before cumulative effect of change in accounting principle - as previously reported	$ 0.96	$ 0.60
Effect of restatement adjustments	.09	.25
Diluted earnings per share before cumulative effect of change in accounting principle - as restated	$ 1.05	$ 0.85
Summary of net expense adjustments by Statements of Earnings caption - increase (decrease) to net earnings:
Cost of goods sold	3	13
Selling and administrative expenses	3	-
Restructuring, asset impairment and other charges	-	(3)
Interest expense	-	2
Other income (expense), net	(1)	-
Minority interest	1	1

Total net adjustments (pre-tax)	$ 6	$ 13

Note 3.  Restructuring, Asset Impairment and Other Charges

            In the second quarter 2002, we took further restructuring actions precipitated by continued weak market conditions across most of our businesses and recorded a restructuring charge of $16 million. For the year, the charge was partially offset by a $6 million reversal of excess 2000 restructuring reserves, a $5 million reversal of excess 2001 restructuring reserves and a recovery of $3 million from a non-recurring charge originally taken in 2000. The charge included $11 million attributable to workforce reduction actions, $3 million for asset impairment and $2 million related to facility closures and consolidations. Of this charge, $5 million was associated with the Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

The charges included severance cost and benefit costs of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. These actions reflect overall reductions in staffing levels due to closing operations and moving production to locations with available capacity. As of December 31, 2002 approximately 200 salaried and 350 hourly employees had been separated or terminated under this plan. The asset impairment charge related to equipment that was made available for disposal. The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant. The demographics of the workforce that was terminated differed from original expectations.  As such, costs were $1 million lower than the original estimates and the amount was reversed to income in the fourth quarter of 2002.  As of September 28, 2003, approximately $1 million remained accrued related to this action. The majority of this action was completed by September 28, 2003 and we expect to complete the remaining items by the end of 2003.

Note 4.  Other (Income) Expense

The major components of other (income) expense, net included in our Consolidated Statements of Earnings are shown below:

	Three Months		Nine Months
	September 28	September 29	September 28	September 29
$ Millions	2003	2002	2003	2002
Operating (income) expense:
Amortization of intangibles and other assets	$ 1	$ -	$ 2	$ 1
Sale of scrap	-	(1)	(2)	(2)
Foreign currency (gains) losses	(2)	5	(3)	11
Loss (gain) on sale of businesses and distributors	1	-	1	(4)
Royalty income	-	-	(2)	(1)
Other	(2)	1	(2)	(2)
Total operating (income) expense	(2)	5	(6)	3
Non-Operating (income) expense:
Interest income	(3)	(5)	(9)	(9)
Rental income	(1)	(2)	(2)	(4)
Bank charges	2	1	7	3
Gain on available for sale securities	(1)	-	(2)	-
Non-operating partnership costs	-	1	-	3
Technology income from JV partners	-	(3)	(2)	(5)
Prior period adjustment	-	-	(1)	-
Other, net	(2)	-	(2)	(1)
Total non-operating (income) expense	(5)	(8)	(11)	(13)
Total other (income) expense, net	$ (7)	$ (3)	$ (17)	$ (10)

Note 5.  Issuance of Stock Based Compensation

In September 2003, our shareholders approved the 2003 Stock Incentive Plan.  The Plan allows for the granting of up to 2.5 million stock based awards to executives and employees.  Awards available for grant under the plan include, but are not limited to, stock options, stock appreciation rights, performance shares, restricted stock and other stock awards.  In February, we granted, subject to shareholder approval of the Stock Incentive Plan, 528,740 stock options and 279,800 performance shares under this plan.  The grants became effective upon shareholder approval of the plan in September.

The stock options were granted with a strike price equal to the fair market value of the stock on the date of grant.   The options have a ten year life.  As discussed in Note 1, we now account for stock options under the fair value method as preferred by SFAS 123.

The options vest in February 2005 and thus the related compensation expense is being amortized ratably over the 17 month vesting period.  The amount of compensation expense recorded in the third quarter is not material.

The performance shares were granted as target awards and are earned based on Cummins' return on equity (ROE) performance during the 2003-2004 period.  A payout factor has been established ranging from zero to 100% of the grant based on the actual ROE performance during the two year period.  Any shares earned are then restricted for one additional year (until February 2006).  Employees leaving the corporation prior to February 2006 would forfeit their shares.  Compensation expense is recorded ratably over the period until the shares become unrestricted.  The shares are valued based on the market price of the stock on the date the plan was approved by shareholders.  Compensation expense is recorded based on the amount of the award expected to be earned under the plan formula and adjusted each reporting period based on current information.  The amount of expense recorded in the third quarter of 2003 is not material.

Note 6.  Power Rent Leasing Transaction

The Power Rent leases are described in detail in Note 18 of our 2002 Annual Report on Form 10-K.  In September 2003, the Company entered into a new lease for approximately $34 million of equipment.  This new lease essentially represented a refinancing of equipment already on lease from a different lessor.   Approximately $1 million of the equipment was new equipment that had never been previously leased.  Approximately $13 million of the equipment was held by the Company for a short period of time due to a delay in procuring the new lease.  The remainder of the equipment was transferred from the old lessor to the new lessor.  The new lease has a two year minimum term with monthly payments of approximately $334,000.  Cummins may extend the lease for four six-month renewal terms.  At the end of the minimum lease term or any renewal terms, we may either extend the lease (subject to a maximum lease term of 48 months after which any renewal would be renegotiated), purchase the equipment based on rates derived from the equipment's expected residual value or arrange the sale of the equipment to an unrelated third party for fair market value.  When the equipment is sold, we are obligated to pay the lessor the difference, if any, between the sale proceeds of the equipment and the lessor's unamortized value subject to maximum amounts ranging from 64% to 74% of the equipments original cost.  The lease is classified as an operating lease.  Because the majority of the equipment essentially transferred from one lessor to a new lessor, there was no gain or loss recorded by the Company as a result of this transaction.

Note 7.  Borrowing Arrangements

We had $125 million of 6.25% Notes that matured on March 1, 2003.  These notes were repaid during the first quarter of 2003.  There was no gain or loss recorded upon repayment of these notes.

            The increase in our long-term debt from December 31, 2002 is primarily related to borrowings outstanding under our revolving credit facility.  The amount outstanding at September 28, 2003 was $52 million compared to $0 at December 31, 2002.

            Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to the $250 million 9.5% Senior Notes and our new credit facility which may, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale/leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a minimum net worth, a minimum debt-to-equity ratio and a minimum interest coverage ratio. As of September 28, 2003, we were in compliance with all of the covenants under our borrowing agreements except as noted below.

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

            Under each of the Indentures, we are required to deliver to the respective Trustees a copy of our Annual Report on Form 10-K within specified periods of time after such filings are due (March 31, 2003). The breach caused by the delay in filing our 2002 Annual Report on Form 10-K gave certain rights to the Trustees and debt holders under the Indentures to accelerate maturity of our indebtedness if they give us notice and we do not cure the breach within 60 days. However, neither the Trustees nor the respective debt holders gave us such notice. By filing our 2002 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter ended March 30, 2003 with the SEC and by delivering a copy of these filings to the Trustees of the Indentures and to our lender under the credit facility agreement, we have cured the noncompliance under the abovementioned Indentures and are in compliance with the terms of the credit facility agreement.

            In November 2002, we entered into a new credit facility agreement that provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. The agreement requires that we annually deliver audited financial statements to the lenders within a specified period of time. As a result of the restatement and reaudit process, we received a waiver from our lenders through November 30, 2003, of any breach due to a delay in the delivery of our audited financial statements. As mentioned above, this breach has been cured by the filing of our Form 10-K for the year ended December 31, 2002, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2003.

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

            In connection with the 2001 Indenture governing the issue of our 7% convertible preferred securities, we exercised our right to suspend the use of the resale prospectus, which is part of a shelf registration statement that we had filed and had declared effective to permit the resale of these securities, pending the filing of our Annual Report on Form 10-K with the SEC. Effective March 1, 2003, this suspension resulted in an increase of 0.5% per annum in the dividend rate borne by these securities.   The 0.5% premium was paid until we removed the suspension of the use of the resale prospectus on August 5, 2003, by filing of our 2002 Annual Report on Form 10-K.

Note 8.  Business Segments and Geographic Information

We have four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributor.  Our business segments are organized according to the products and markets each segment serves.  This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers.  We have historically used Segment EBIT (defined as profit before interest, taxes, minority interest, preferred dividends and cumulative effect of accounting change) and return on average net assets (excluding debt, taxes and minimum pension liability adjustment) as the primary bases for the chief operating decision maker, our Chairman and Chief Executive Officer, to evaluate the performance of each of our business segments. As a result, no allocation of debt-related items, minimum pension liability or income taxes is made to the individual segments. The segment information below for 2002 has been restated to reflect the adjustments described in Note 2. In addition, the segment net asset information has been recast to reflect management's current methodology of allocating assets to segments.  A summary of operating results by segment for the three-month and nine-month periods ended September 28, 2003 and September 29, 2002 is shown below:

$ Millions	Engine	Power Generation	Filtration and Other	International Distributor	Eliminations	Total
Three months ended September 28, 2003
Net sales	$ 942	$ 363	$ 255	$ 174	$ (100)	$ 1,634
Segment EBIT	36	-	16	9	-	61
Net assets	913	474	664	174	-	2,225
Three months ended September 29, 2002
Net sales	1,033	315	236	152	(88)	1,648
Segment EBIT	51	3	19	10	-	83
Net assets	813	477	627	160	-	2,077
Nine months ended September 28, 2003
Net sales	2,647	937	774	479	(277)	4,560
Segment EBIT	38	(29)	61	27	-	97
Nine months ended September 29, 2002
Net sales	2,659	902	707	421	(250)	4,439
Segment EBIT	50	(14)	66	17	-	119

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Three Months		Nine Months
$ Millions	September 28	September 29	September 28	September 29
	2003	2002	2003	2002
Segment EBIT	$ 61	$ 83	$ 97	$ 119
Interest expense	25	15	65	44
Income tax provision	9	16	5	15
Minority interest	3	3	9	11
Dividends on preferred securities	-	5	11	16
Cumulative effect of change in accounting principle	-	-	-	(3)
Consolidated net earnings	$ 24	$ 44	$ 7	$ 36

Net assets for business segments	$2,225	$2,077
Liabilities deducted in arriving at net assets	2,539	2,165
Minimum pension liability excluded from net assets	(624)	(224)
Deferred tax assets not allocated to segments	820	578
Debt-related costs not allocated to segments	26	19
Consolidated assets	$4,986	$4,615

Note 9.  Comprehensive Earnings

A reconciliation of our net earnings to comprehensive earnings for the three-month and nine-month periods is shown in the table below.

	Three Months		Nine Months
$ Millions	September 28	September 29	September 28	September 29
	2003	2002	2003	2002
Net earnings	$ 24	$ 44	$ 7	$ 36
Other comprehensive earnings (loss), net of tax:
Unrealized gain on securities	1	-	2	-
Unrealized gain (loss) on derivatives	(1)	1	(2)	4
Foreign currency translation adjustments	(1)	3	38	29
Minimum pension liability	(3)	-	(3)	(1)
Comprehensive earnings (loss)	$ 20	$ 48	$ 42	$ 68

Note 10.  Contingencies and Environmental Compliance

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

            In the event that any distributor is in default under any financing or we default on one of our financial covenants under our $385 million revolving credit agreement, then we will be required to guarantee the entire amount of each financing under the terms of the operating agreement. In addition, by January 31, 2004 we are required to issue a letter of credit or purchase credit insurance covering distributor borrowings in excess of their borrowing base; otherwise we will be subject to a ratings trigger.  Under the ratings trigger, we could be required to guarantee the entire amount of each financing if our senior unsecured debt has a rating from Standard & Poor's of less than "BB" or a Moody's rating of less than "Ba2".  Also, in the event the rating on our long-term senior unsecured debt falls below the thresholds described above, we will also be required to pay to Citicorp Leasing, Inc. a monthly fee equal to 0.50% per annum on the daily average outstanding balance of each financing arrangement under the operating agreement. Further, in the event that any distributor defaults under a particular financing arrangement, we will be required to purchase the assets of that distributor that secure its borrowings under the financing arrangement.

            The operating agreement will continue in effect until February 7, 2007, and may be renewed by the parties for additional one-year terms. As of September 28, 2003, we had $25.1 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $227.3 million.

Canadian Distributor Guarantees

            We have entered into a number of guarantee agreements with The Bank of Nova Scotia pursuant to which we have agreed to guarantee borrowings of certain independent distributors of our products. Under the terms of these agreements, our guarantee with respect to any one financing arrangement between a distributor and The Bank of Nova Scotia is limited to 50% of the aggregate principal amount of the financing. As of September 28, 2003, we had $10.3 million of guarantees outstanding under these guarantee agreements relating to distributor borrowings of $20.6 million.

Residual Value Guarantees

            As more fully discussed in our 2002 Annual Report on Form 10-K, we have various residual value guarantees on equipment leased under operating leases.  The amounts of those guarantees at September 28, 2003 are summarized as follows:

$Millions
Power rent lease program	$ 110
Manufacturing equipment on sale/leaseback	9
Other residual guarantees	11
Total residual guarantees	$ 130

Other Guarantees

            In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including non-U.S. distributor financing, guarantees of third party debt and other miscellaneous guarantees. The maximum potential loss related to these other guarantees is $7.4 million at September 28, 2003.

There were no significant new guarantee arrangements entered into during 2003, thus the amount of the liability recorded was not significant.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

            The Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised to reflect the restatement of our Consolidated Financial Statements for the  period ended September 29, 2002 as discussed in  Note 2 of the Consolidated Financial Statements.  We recommend that you read Note 2 of the Consolidated Financial Statements in conjunction with this Management's Discussion and Analysis.

Overview

Cummins net earnings for the third quarter 2003 were $24 million, or $0.60 per share, compared to net earnings of $44 million, or $1.05 per share a year ago.  Earnings from each of our four business segments declined in the third quarter 2003 compared to a year ago.  Last year, results of our Engine Business segment benefited from accelerated purchases of heavy-duty engines prior to the new October 1, 2002 emissions standards.  This year our Power Generation business reached breakeven results during the third quarter while results at our Filtration and Other Business and our International Distributor Business were slightly below earnings reported last year.

On a year-to-date basis, our net earnings were $7 million compared to net earnings of $36 million in 2002.  The decline in earnings for the third quarter and nine months of 2003 compared to 2002 is primarily attributable to lower sales volume in our heavy-duty engine business, increased pension and postretirement benefits, up $26 million and higher interest expense resulting from increases in our borrowing rates and debt levels.  Interest expense, including dividends on our preferred securities is up $5 million in the third quarter 2003 compared to 2002 and is up $16 million for the first nine months of 2003.

Worldwide net sales in the third quarter of 2003 were $1.634 billion, slightly below sales levels of $1.648 billion in the third quarter of 2002.  Sales in each of our four businesses increased during the third quarter 2003 compared to 2002 with the exception of the Engine Business.  Sales in the Engine Business were down $91 million, or 9 percent compared to a year ago reflecting the favorable impact of the October 2002 pre-buy activity.  Power Generation sales were up $48 million, or 15 percent, Filtration and Other sales were up $19 million, or 8 percent, and International Distributor sales increased $22 million, or 14 percent.  Net sales for the first nine months of 2003 were $4.560 billion, up $121 million, or 3 percent, compared to sales of $4.439 billion in the first nine months of 2002 with increases across all of our segments except the Engine Business.

Net Sales Summary

Net sales for each of the Company's four business segments during the comparative interim periods follow:

	Third Quarter		Nine Months
	September 28	September 29	September 28	September 29
$ Millions	2003	2002	2003	2002
Engine	$ 942	$ 1,033	$ 2,647	$ 2,659
Power Generation	363	315	937	902
Filtration and Other	255	236	774	707
International Distributor	174	152	479	421
Elimination of intersegment revenue	(100)	(88)	(277)	(250)
	$ 1,634	$ 1,648	$ 4,560	$ 4,439

Net sales for the Engine Business were $942 million in the third quarter 2003, down $91 million, or 9 percent, compared to net sales in the third quarter of 2002.  Most of the sales decrease is heavy-duty truck related as discussed below.  Sales in the Power Generation Business were $363 million, up $48 million, or 15 percent compared to a year ago.  Sales of the Filtration and Other Business were $255 million, an increase of $19 million, or 8 percent, compared to 2002, reflecting improvement in original equipment manufacturers (OEMs) and aftermarket demand.  Sales of the International Distributor Business were $174 million, up $22 million, or 14 percent, compared to third quarter 2002 sales, reflecting strong improvement in parts, service and power generator sales.

            On a year-to-date basis, Engine Business sales were down $12 million, or less than 1 percent, primarily automotive related, as industrial engine sales increased 1 percent.  Power Generation sales were up $35 million, or 4 percent, primarily due to strong third quarter sales.  Sales of the Filtration and Other business were up $67 million, or 9 percent, in the nine months of 2003 compared to a year earlier reflecting some improvement in demand and increased market share.  International Distributor sales were up $58 million, or 14 percent, year-over-year with modest improvement in engine, parts and service sales across most geographic regions.

Gross Margin

Our gross margin was $293 million, (17.9 percent of net sales), in the third quarter of 2003, compared to $313 million, (19.0 percent of net sales), in the third quarter of 2002.  The overall decline in gross margin percent is primarily driven by a decrease in the margins of our Engine Business, down .9 percent compared to the prior year's quarter.  Third quarter 2002 margins were favorably impacted by higher volumes and the sales mix of heavy-duty engines in the pre-buy period prior to the October 1, 2002 new emissions standards.  Heavy-duty engines sold during the pre-buy period were mature products with a lower cost structure and in conjunction with the increased pre-buy volumes resulted in a higher absorption of fixed manufacturing costs compared to the current quarter.  Our new emission compliant engines, which began shipping in the fourth quarter of 2003, have typically lower margins during introduction.  In addition, market demand for heavy-duty engines was adversely impacted by the higher volumes of the 2002 pre-buy period which resulted in lower production volumes in 2003 and lower absorption of manufacturing costs in our plants.  Increases in pension and postretirement benefits expense also had a negative impact on our margins in the third quarter.

Product coverage costs were $54 million, or 3.3 percent of net sales, in the third quarter 2003, compared to $59 million, or 3.6 percent of net sales, a year ago.  Most of the decline in product coverage expense quarter-over-quarter was directly related to lower sales volumes of heavy-duty engines.  Excluding product coverage costs, gross margin for the quarter was $347 million, (21.2 percent of net sales), compared to $372 million, (22.6 percent of net sales), in the third quarter last year.

Gross margin for the first nine months of 2003 was $787 million, or 17.3 percent of net sales, compared to $823 million, or 18.5 percent of net sales, in the first nine months of 2002.  The decline in gross margin percent year-over-year is primarily attributable to the higher sales mix of new emissions compliant engines that experience lower margins during product introduction, lower volumes resulting in under absorption of fixed manufacturing costs and higher pension and postretirement benefits expense.

Selling and Administrative

Total selling and administrative expenses were $208 million, (13 percent of net sales), in the third quarter 2003 compared to $189 million, (12 percent of net sales), in the third quarter 2002.  Approximately $11 million of the increase was related to selling expenses and $8 million was related to administrative expenses.  The increase in selling expenses is primarily attributable to funding of growth initiatives in our filtration business ($4 million), increased compensation expense from incremental sales staffing ($2 million), the impact of unfavorable exchange rate differences ($4 million), increased pension expense ($6 million) and other volume variable items that individually are not material.  The increase in administrative expenses resulted from increased software amortization ($2 million), legal settlements ($1 million) and other items that individually are not material.

Selling and administrative expenses during the first nine months of 2003 were $603 million, or 13 percent of sales, compared to $564 million, or 13 percent of sales, in the first nine months of 2002.  The majority of the increase is attributable to a number of factors, including funding of growth initiatives, primarily in the filtration business ($8 million), the impact of changes in exchange rates ($8 million),  increased audit fees ($7 million), increased pension expense ($11 million) and other items.

Research and Engineering Expenses

Total research and engineering expenses were $51 million, (3 percent of net sales), in the third quarter 2003 compared to $53 million, (3 percent of net sales), last year.  Most of the decrease is a result of completing a majority of the development work on our new emission compliant heavy-duty engines in 2002 and reduced spending on new midrange products introduced last year.

Research and engineering expenses during the first nine months of 2003 were $148 million, (3 percent of sales), compared to $164 million, (4 percent of net sales), in the first nine months of 2002.  A majority of the decrease is attributable to completion of development work on our 2002 emissions compliant products and reduced spending associated with funding pre-production research on engines produced by our European Engine Alliance (EEA) joint venture.

Results of Joint Ventures and Alliances

Our earnings from joint ventures and alliances were $20 million in the third quarter 2003, compared to $9 million a year ago.  On a year-to-date basis earnings from joint ventures and alliances were $44 million in the first nine months of 2003, compared to $16 million in the first nine months of 2002, or a $28 million improvement.  The increase in quarter-over-quarter and year-over-year results from improved earnings at most of our joint ventures, primarily domestic distributorships and a significant increase from our recently expanded joint venture in China, Dongfeng Cummins Engine Co. Ltd., a supplier to China's second largest truck manufacturer.

Interest Expense

Interest expense was $25 million in the third quarter of 2003 compared to $15 million in the third quarter last year.  For the first nine months of 2003, interest expense was $65 million compared to $44 million a year ago.  The increase in quarter-over-quarter and year-over-year interest expense reflects the higher costs of borrowed funds, specifically the issuance of our 9.5% Senior Notes in November, 2002 and higher borrowing levels.  In addition, $5 million of third quarter dividends on our preferred securities are now classified as interest expense, effective July 1, 2003, in accordance with a new accounting standard issued by the Financial Accounting Standards Board (see Recently Adopted Accounting Pronouncements below).

Cash payments of interest for the first nine months of 2003 and 2002 are disclosed in the Consolidated Statements of Cash Flows.

Other (Income) Expense

Other income was $7 million in the third quarter 2003 compared to $3 million of income in the third quarter of 2002, or a $4 million increase.  On a year-to-date basis, other income was $17 million compared to $10 million a year ago.  The major components of other income and expense, classified as either operating or non-operating, are disclosed in Note 4 of the Consolidated Financial Statements.

Restructuring, Asset Impairment and Other Charges

            Included in the first nine months of 2002 is a net $2 million charge for restructuring actions.  The charge was recorded in the second quarter of 2002 and was comprised of a restructuring charge of $16 million that was partially offset by a $6 million reversal of excess 2000 restructuring charges, a $5 million reversal of excess 2001 restructuring charges and recovery of a $3 million charge originally recorded in 2000.  The second quarter 2002 restructuring charge included $11 million attributable to workforce reduction actions, $3 million for asset impairment and $2 million related to facility closures and consolidations.  Of this charge, $5 million was associated with the Engine Business, $4 million with the Power Generation Business, $3 million with the Filtration and Other Business and $4 million with the International Distributor Business.

The charge included severance costs and benefit costs of terminating approximately 220 salaried and 350 hourly employees and was based on amounts pursuant to established benefit programs or statutory requirements of the affected operations.  These actions reflect overall reductions in staffing levels due to closing operations and moving production to locations with available capacity.  As of December 31, 2002, approximately 200 salaried and 350 hourly employees had been separated or terminated under this plan.  The asset impairment charge related to equipment that was made available for disposal.  The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant.  In the fourth quarter 2002, the number and mix of employees that were terminated under this plan differed from our original estimate.  As a result, approximately $1 million of the charge relating to severance costs and related benefits was reversed to income in that quarter.  During the third quarter of 2003 approximately $1 million related to this plan was disbursed and as of September 28, 2003, $1 million of restructuring charges remain in accrued liabilities.  We expect to complete the remaining items related to this plan by December 31, 2003.

            This restructuring action is expected to generate approximately $13 million in annual savings.  For the quarter and first nine months ended September 28, 2003, approximately $3 million and $9 million in savings was recognized as a reduction in Cost of goods sold in our Consolidated Statements of Earnings.

Provision for Income Taxes

We recorded an income tax provision of $9 million in the third quarter of 2003 compared to a $16 million tax provision recorded in the third quarter of 2002.  Our income tax provision for the first nine months of 2003 was $5 million compared to $15 million in the first nine months of 2002.  The third quarter and first nine months of 2003 and 2002 income tax provision reflect an estimated annual effective tax rate of 25 percent of earnings before income taxes after deducting dividends on our preferred securities.

Minority Interest

Our minority interest from consolidated operations was $3 million in the third quarter of 2003, unchanged from the $3 million in the third quarter of 2002.  For the first nine months, earnings from minority interest were $9 million compared to $11 million in the first nine months of 2002.  The decrease in minority interest is primarily from lower earnings at Wuxi Holset, a 55 percent owned-subsidiary and Cummins India Limited, a 51 percent owned-subsidiary.

Dividends on Preferred Securities

            Dividends on our preferred securities were $5 million in the third quarter of 2002 and have been prospectively classified as interest expense, effective July 1, 2003, in accordance with a new accounting standard issued by the Financial Accounting Standards Board (see Note 1 Recently Adopted Accounting Pronouncements).   Accordingly, for the first nine months of 2003, dividends on our preferred securities were $11 million compared to $16 million for the first nine months of 2002.  A description of the securities is provided in Note 9 "Convertible Preferred Securities of Subsidiary Trust" of our Consolidated Financial Statements in our most recent annual report filed on Form 10-K.

Business Segment Results

A discussion of sales and operating results for our four business segments follows.  Note 8 of our Consolidated Financial Statements describes our segment reporting structure and also contains financial information relating to our business segments.

Engine Business

            The revenues and operating income for the Engine Business segment for the third quarter and first nine months interim periods were as follows:

	Third Quarter		Nine Months
	September 28	September 29	September 28	September 29
$ Millions	2003	2002	2003	2002
Net sales	$ 942	$ 1,033	$ 2,647	$ 2,659
Segment EBIT	$ 36	$ 51	$ 38	$ 50

The Engine Business shipped 82,100 engines in the third quarter 2003, a decrease of 8,500 units, or 9 percent, compared to engines shipped in the third quarter of 2002.  Most of the sales variance between periods was a result of accelerated purchases of heavy-duty engines in the third quarter of 2002 in response to the October 1, 2002 new emissions standards.  Shipments of heavy-duty engines declined 9,800 units, or 45 percent while shipments of midrange engines increased 2 percent and shipments of high-horsepower engines were flat compared to third quarter 2002.  Total engine shipments to automotive related markets were 64,000 in the current quarter compared to 73,500 units a year ago, or a decline of 13 percent.  Engine shipments to the off-highway industrial markets were 18,000 units in the third quarter of 2003, up 5 percent compared to shipments a year ago.

On a comparative year-to-date basis, unit shipments for the Engine Business are down 2,600 units, or slightly more than 1 percent, with shipments to automotive related markets nearly flat, and shipments to industrial markets down 2,700 units, or 5 percent.

Earnings from Operations

Operating earnings before interest and taxes for the Engine Business in the third quarter and first nine months of 2003 were $36 million and $38 million, respectively, compared to operating earnings in the third quarter and first nine months of 2002 of $51 million and $50 million, respectively.  The decrease in operating earnings for the third quarter and first nine months resulted from lower heavy-duty engine volumes and higher costs associated with the launch of our new emissions compliant products, both of which adversely affected operating results and slightly higher selling and administrative expenses, (up $4 million), partially offset by lower product coverage costs, research and development expenses, (down $2 million) and improved earnings at our joint ventures, (up $11 million).

A summary of unit shipments for the Engine Business by engine classification is shown in the table below:

	Third Quarter		Nine Months
	September 28	September 29	September 28	September 29
Unit shipments	2003	2002	2003	2002
Midrange	69,400	68,100	198,900	189,200
Heavy-duty	11,800	21,600	33,100	45,400
High-horsepower	900	900	2,600	2,600
	82,100	90,600	234,600	237,200

A summary and discussion of net sales for the Engine Business by market application follows:

	Third Quarter		Nine Months
	September 28	September 29	September 28	September 29
$ Millions	2003	2002	2003	2002
Heavy-duty Truck	$ 278	$ 378	$ 780	$ 862
Medium-duty Truck and Bus	140	191	403	486
Light-duty Automotive	264	236	714	572
Industrial	193	171	561	559
High-horsepower Industrial	67	57	189	180
	$ 942	$ 1,033	$ 2,647	$ 2,659

Heavy-duty Truck

Sales to the heavy-duty truck market were $278 million in the third quarter of 2003, down $100 million, or 26 percent, compared to a year ago.  Unit shipments were 9,500 in the third quarter 2003 compared to 18,500 units a year ago, a decrease of 9,000 units, or 49 percent.  Sales to the heavy-duty truck market during the first nine months of 2003 were down $82 million compared to 2002, or 10 percent, while unit shipments declined 31 percent compared to the prior year.  The higher sales and volumes in the third quarter 2002 are attributable to accelerated pre-buy activity as a result of the October 1, 2002 emissions standards change.  Unit shipments to the North American heavy-duty truck market continue to be adversely impacted by the change in the emissions standards, while unit shipments of heavy-duty truck engines to international markets increased 9 percent in the third quarter of 2003 compared to a year ago.

Medium-duty Truck and Bus

Medium-duty truck and bus revenues in the third quarter 2003 were down $51 million, or 27 percent below sales levels a year ago.  Revenues for the medium-duty truck market decreased 5 percent compared to the prior year's quarter while unit shipments declined 14 percent.  Unit shipments to the North American medium-duty truck market were down 50 percent compared to a year ago, while shipments of medium-duty engines to international markets increased 15 percent, primarily to OEMs in Latin America.  Revenues from sales of bus engines declined 70 percent compared to third quarter 2002 with most of the decline a result of lower demand from North American OEMs due to the emissions change and lower market share.  Shipments to international bus markets were down 1 percent compared to the third quarter of 2002.

Medium-duty truck and bus revenues during the first nine months of 2003 were down $83 million, or 17 percent, with shipments to the North American market down 63 percent while shipments to international markets increased 8 percent.  On a year-to-date basis, sales of medium-duty bus engines were down 52 percent, mostly to North American OEMs as a result of the emissions change and lower market share.

Light-duty Automotive

Revenues from the light-duty automotive market increased $28 million, or 12 percent, compared to third quarter 2002 revenues.  Total unit shipments were up 19 percent compared to the prior year with most of the increase attributable to strong demand from DaimlerChrysler partially offset by a reduction in unit shipments to the recreational vehicle market.  Total shipments to DaimlerChrysler for the Dodge Ram truck were 34,400 in the third quarter 2003, an increase of 7,600 units, or 28 percent higher than a year ago primarily from the strong market acceptance of the new Dodge Ram pickup model.  For the first nine months of 2003, we shipped 97,400 engines to DaimlerChrysler, up 28,300 units, or 41 percent, compared to 69,100 engines shipped a year ago.  Engine sales to the recreational vehicle market were down 26 percent in the third quarter 2003 compared to the prior year and shipments were also down 26 percent from a year ago due to the emissions standards change.   Year-to-date sales to the recreational vehicle market are off 27 percent compared to 2002.  While some recovery is evident in this industry and our market share has increased primarily from favorable product acceptance, the change to the new emissions standards has adversely impacted sales.

Industrial

Sales to the construction, marine and agriculture markets in the third quarter 2003 were up $22 million, or 13 percent, compared to the third quarter 2002 and were flat on a year-to-date basis.  Worldwide shipments in the construction equipment market increased 8 percent compared to the third quarter of 2002 with unit shipments to North America relatively flat, up 1 percent, and shipments to international markets up 12 percent, primarily to OEMs in Asia.  For the first nine months of 2003, worldwide shipments to the construction market were down 3 percent, with shipments to North American OEMs down 15 percent and shipments to international markets up 7 percent, primarily in Asia partially offset by lower shipments to European OEMs.  Overall demand in the construction equipment market remains weak as capital spending levels have declined due to slow economic growth.

Shipments to the marine markets decreased 9 percent compared to third quarter 2002, and are down 18 percent year-to-date.  The decline in year-to-date marine business is primarily attributable to the formation of the Cummins Mercruiser joint venture in March 2002 with Mercury Marine, a division of Brunswick Corporation, which builds recreational marine vessels.  Engine sales for the recreational marine market are now recorded by the joint venture.  Shipments to the agricultural equipment market increased 24 percent from third quarter of 2002, and are up 3 percent for the first nine months of the year.  Unit shipments to the North American market are down 24 percent during the quarter while shipments to international markets increased 86 percent, with strong demand from OEMs in Latin America.

High-horsepower Industrial

Total sales of high-horsepower industrial engines were $67 million in the third quarter 2003 compared to $57 million a year ago, an increase of $10 million, or 18 percent.  For the first nine months of 2003, revenues from sales of high-horsepower industrial engines are up slightly increasing 5 percent.  Sales to the high-horsepower mining market were up 20 percent in third quarter 2003 and 13 percent for the first nine months of 2003 with shipments increasing to both domestic and international regions despite a continued soft market from lower commodity prices.  High-horsepower engine sales to the rail sector in the third quarter, which are primarily international sales, were down 10 percent for the quarter and 50 percent year-to-date while high-horsepower sales to government markets, primarily engines for military applications, were up 50 percent compared to third quarter 2002, and up 69 percent for the first nine months of 2003, with increased sales to both North American and international markets.

Power Generation Business

            The revenues and operating results for the Power Generation Business segment for the third quarter and first nine month interim periods were as follows:

	Third Quarter		Nine Months
	September 28	September 29	September 28	September29
$ Millions	2003	2002	2003	2002
Net sales	$ 363	$ 315	$ 937	$ 902
Segment EBIT	$ -	$ 3	$ (29)	$ (14)

Sales in the Company's Power Generation Business were $363 million in the third quarter 2003, up $48 million, or 15 percent, compared to third quarter sales a year ago.  For the first nine months of 2003, Power Generation sales were up $35 million, or 4 percent, as weak demand continues in the commercial generator set business.

Earnings from Operations

In the third quarter of 2003, Power Generation results were break-even before interest and taxes, compared to $3 million operating income before interest and taxes in the third quarter last year.  For the first nine months of 2003, Power Generation incurred an operating loss of $29 million before interest and taxes compared to a $14 million operating loss in 2002.  While we continue with our cost reduction actions, those benefits were more than offset by continued market pricing pressure and unfavorable sales mix attributable to lower sales of high-horsepower units with typically higher margins as well as increases in healthcare and pension costs.  Third quarter 2003 operating results also include a $2 million benefit from the reversal of a second quarter pension curtailment charge related to expected staffing reductions.  Due to forecast improvements in business conditions, the staffing reduction actions were subsequently revised and as a result, fewer employees will be terminated and the threshold for measuring a pension curtailment will not be achieved.

A summary of unit shipments for the Power Generation business by engine classification follows:

	Third Quarter		Nine Months
	September 28	September 29	September 28	September 29
Unit shipments	2003	2002	2003	2002
Midrange	4,400	3,700	11,000	10,100
Heavy-duty	1,400	1,100	3,600	3,200
High-horsepower	1,500	1,300	3,700	3,800
	7,300	6,100	18,300	17,100

Total engine shipments for generator drive assemblies were 64 percent of total engine shipments in the third quarter 2003, compared to 57 percent a year ago. Third quarter and year-to-date revenues of generator drive units were $65 million and $161 million, respectively, up 38 percent and 21 percent, respectively as a result of increased volumes.  Shipments of generator drive units were up 33 percent compared to third quarter 2002 and were up 14 percent for the first nine months of 2003.  The increase in shipments was across most geographic regions with strong demand in Europe, Mid-East and North America.  Shipments of generator drive units powered by midrange engines were up 34 percent compared to third quarter a year ago, and were up 17 percent on a year-to-date basis.  Unit shipments of generator drives with heavy-duty engines were up 58 percent in the third quarter compared to a year ago and were up 15 percent for the year.  Shipments of high-horsepower generator drive units increased 11 percent quarter-over-quarter and were up 4 percent year-over-year.

Total shipments of generator sets were flat compared to the prior year's quarter as midrange units increased 6 percent, heavy-duty units were down 5 percent and high-horsepower units decreased 12 percent with shipments to North America down 5 percent and international shipments up 6 percent.    For the first nine months of 2003, shipments of generator sets were down 4 percent with shipments of high-horsepower units with typically higher margins down 20 percent.  Total revenues from generator sets were up 7 percent compared to third quarter 2002 and were down 6 percent year-over-year, primarily from the decline in high-horsepower unit sales.  Shipments of generator sets in North America were down 8 percent during the quarter and 3 percent for the first nine months of 2003, while international shipments were up 6 percent during the quarter, primarily to the Mid-East and Latin America and down 7 percent for the first nine months.

 Sales of alternators, representing 12 percent of third quarter net sales for the Power Generation Business, increased 48 percent compared to third quarter 2002 and were up 24 percent for the first nine months of 2003 reflecting strong demand from manufacturers of power generation equipment.  Generator set sales to the consumer mobile/RV market, representing 19 percent of third quarter net sales, were up 10 percent during the quarter and 5 percent in the first nine months of 2003 also reflecting increased demand.

Filtration and Other Business

            The revenues and operating income for the Filtration and Other Business segment for the third quarter and first nine months interim periods were as follows:

	Third Quarter		Nine Months
	September 28	September 29	September 28	September 29
$ Millions	2003	2002	2003	2002
Net sales	$ 255	$ 236	$ 774	$ 707
Segment EBIT	$ 16	$ 19	$ 61	$ 66

Revenues in the Filtration and Other Business were $255 million, up $19 million, or 8 percent, compared to third quarter 2002.  For the first nine months of 2003, revenues were up $67 million, or 9 percent.  While sales increased to OEMs and aftermarket customers, approximately one-half of the increase is attributable to the Emissions Solutions business and favorable currency effects accounted for approximately $5 million of the increase.  Geographically, sales of filtration products increased in the U.S. up 8 percent in the third quarter and 12 percent year-to-date with international sales up 10 percent for the quarter and 14 percent year-to-date.  Revenues from the Holset turbocharger business were up 10 percent over third quarter 2002 primarily as a result of increased shipments to the European aftermarket, partially offset by lower sales to China.  Year-to-date sales for Holset were up 9 percent compared to 2002.

Earnings from Operations

Earnings before interest and taxes for the Filtration and Other Business in the third quarter 2003 were $16 million compared to $19 million a year earlier.  For the first nine months of 2003, earnings before interest and taxes were $61 million compared to $66 million in 2002.  Operating results for the third quarter were up $8 million from increased volumes and absorption benefit but were offset by additional expenses for healthcare and pension expenses, up $3 million quarter over quarter, and higher selling, administrative expenses, up $8 million, primarily from funding targeted growth initiatives and other one-time costs including product liability settlements.  Third quarter and year-to-date operating results have also been affected by changes in sales mix as incremental margins from sales of our Emissions Solutions business are generally lower than the base filtration business.

International Distributor Business

            The revenues and operating income for the International Distributor Business segment for the third quarter and the nine month interim periods were as follows:

	Third Quarter		Nine Months
	September 28	September 29	September 28	September 29
$ Millions	2003	2002	2003	2002
Net sales	$ 174	$ 152	$ 479	$ 421
Segment EBIT	$ 9	$ 10	$ 27	$ 17

Revenues from the International Distributor Business were $174 million in the third quarter 2003, up $22 million, or 14 percent, compared to third quarter 2002 with modest improvement noted across most regions.  For the first nine months of 2003, revenues were up $58 million, or 14 percent, compared to the first nine months of 2002.  Sales of engines, parts and service in the South Pacific and South Africa and increased power generation sales in the Middle East were strong during the third quarter and first nine months with sales declines reported by our distributorship in Hong Kong related to the economic impact of the SARS virus.

Earnings from Operations

Earnings before interest and taxes for the International Distributor Business were $9 million in the third quarter 2003, down $1 million, or 10 percent, compared to third quarter 2002.  Operating results improved by $6 million due to increased volumes but were offset by lower margins on sales of power generation equipment and higher selling and administrative expenses.  Year-to-date earnings were $27 million, up $10 million, or 59 percent year-over-year, as a result of increased engine and parts sales and lower exchange losses, primarily in Latin America.

Geographic Markets

The  Company's net sales by geographic region during comparative interim periods were:

	Third Quarter		Nine Months
	September 28	September 29	September 28	September 29
$ Millions	2003	2002	2003	2002
United States	$ 873	$ 1003	$ 2,429	$ 2,499

Asia/Australia	292	263	805	741
Europe/CIS	204	178	618	570
Mexico/Latin America	130	80	328	302
Canada	64	87	217	222
Africa/Middle East	71	37	163	105
Total International	761	645	2,131	1,940
	$ 1,634	$ 1,648	$ 4,560	$ 4,439

Sales to international markets represented 47 percent of total revenues in the third quarter of 2003 compared to 39 percent in the third quarter of 2002.  Total international sales in the third quarter 2003 increased $116 million, or 18 percent, over the third quarter of 2002, while year-to-date international sales are up $191 million, or 10 percent.  Sales to the U.S. market were down $130 million in the third quarter of 2003 compared to 2002 and down $70 million on a year-to-date basis.  Most of the decline in third quarter and year-to-date domestic sales was attributable to accelerated purchases of heavy-duty engines in the third quarter of 2002 in response to the October 1, 2002 new emissions standards

Shipments of heavy-duty truck engines to international markets were up 9 percent compared to third quarter 2002 and were up 4 percent for the year-to-date period primarily to markets in Asia and Europe/CIS.  Shipments of midrange truck engines to international markets increased 15 percent during the quarter and were up 12 percent for the first nine months of 2003, primarily from higher demand at Latin American OEMs.  Total engine shipments to the international bus market were down 1 percent quarter-over-quarter and 6 percent year-over-year as a result of demand fall-off in Mexico and Asia.  Shipments of industrial engines to international markets were up 10 percent in the third quarter of 2003 compared to 2002 and are up 3 percent year-over-year with most of the increase in Asia and Latin America.

Sales to the Asia/Australia region increased $29 million, or 11 percent, compared to third quarter 2002, primarily from increased demand for construction applications in Asia partially offset by lower engine sales to the bus market.  Sales to this geographic region were up $64 million, or 9 percent for the first nine months of 2003 compared to the prior year.  Sales to Europe/CIS, representing 27 percent of international sales and 12 percent of worldwide sales in the third quarter 2003, were up $26 million, or 15 percent, compared to the prior year's quarter with increased sales in the Filtration and Other Business and strong sales of generator drives where unit shipments were up 85 percent for the quarter and 40 percent year-over-year.  Business in Mexico/Latin America was 17 percent of total international sales in the third quarter 2003, compared to 12 percent a year ago with revenues up $50 million, or 63 percent during the quarter, primarily due to higher shipments of heavy-duty truck engines, midrange truck engines and industrial engines to agriculture OEMs partially offset by lower sales to bus OEMs.  Sales to the Canadian region, representing 8 percent of international sales in the third quarter 2003 and 4 percent of worldwide sales, were down 26 percent compared to third quarter 2002, and down 2 percent on a year-to-date basis, primarily due to lower sales of remanufactured engines.  Sales to the Africa/Middle East region were up $34 million, or 92 percent, quarter-over-quarter compared to 2002 and up $58 million, or 55 percent year-over-year, primarily on strong engine and part sales and sales of power generation equipment at distributorships in Dubai and South Africa and increased engine kit sales to BMC, our licensee in Turkey.

Liquidity and Capital Resources

            Cash provided by continuing operations is a major source of our working capital funding.  At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we use periodic borrowings to fund working capital requirements.  We also have available various short and long-term credit arrangements which are discussed in Note 8 "Borrowing Arrangements" of our Consolidated Financial Statements in our 2002 annual report filed on Form 10-K.  These credit arrangements and our accounts receivable securitization program provide the financial flexibility necessary to satisfy future short-term funding requirements for our debt service obligations, projected working capital requirements and capital spending.  With the exception of payments required under our operating lease agreements, and minimum pension funding requirements, we do not have any major cash payment obligations occurring until March 2005 when our 6.45% Notes with principal amount of $225 million mature.  Based upon projected cash flows from operations and existing credit facilities, management believes the Company has sufficient liquidity available to meet anticipated capital, debt and dividend requirements in the foreseeable future.

Financial Covenants and Credit Rating

            A number of our contractual obligations and financing agreements, such as our accounts receivable securitization program, our financing arrangements for independent distributors, our new revolving credit facility and our equipment sale-leaseback agreements, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  Our corporate credit rating is determined by independent credit rating agencies and comprises an assessment of the creditworthiness of our debt securities and other obligations.  It measures the probability of the timely repayment of principal and interest of our notes and short term debt.  Generally, a higher credit rating leads to a more favorable effect on the marketability of our debt instruments in the capital markets.  A credit rating of Baa or higher by Moody's or a rating of BBB or higher by Standard & Poor's is considered investment grade.  Currently, the corporate credit rating of our debt securities is below investment grade.

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

            Our current ratings and ratings outlook from each of the credit rating agencies are shown in the table below.  Each of the ratings should be viewed independently of any other rating.

Agency	Senior L-T Rating	S-T Rating	Outlook
Moody's Investors Service, Inc.	Ba2	Non Prime	Negative
Standard & Poor's	BB+	WR	Negative

            We do not believe a further downgrade of our credit rating will have a material impact on our financial results or our financial condition.  A discussion regarding the impact of the debt ratings on our financing arrangements can be found in our 2002 annual report on Form 10-K (Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations).

            Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our $250 million 9.5% Senior Notes and our recent credit facility agreement which may, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale/leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person or entity.  In addition, we are subject to various financial covenants including a minimum net worth, a minimum debt-to-equity ratio and a minimum interest coverage ratio.

            As previously disclosed, we delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2002, and our Quarterly Report on Form 10-Q for the first quarter ended March 30, 2003 with the Securities and Exchange Commission (SEC) as a result of the restatement and reaudit described in Note 2 of the Consolidated Financial Statements.  This delay resulted in a breach under several of our credit agreements for timely satisfaction of SEC filing obligations.  By filing our Annual Report on Form 10-K and our first and second quarter reports on Form 10-Q with the SEC and by delivering a copy of our filings to the Trustees of our debt holders and to our lenders under the credit facility agreement, we cured the abovementioned breach.  As of September 28, 2003, we are in compliance with all of the covenants under our borrowing agreements.

Available Credit Capacity

            The table below sets forth the components of the Company's available credit capacity as of September 28, 2003:

$Millions
Revolving credit facility	$ 227
International credit facilities	30
Accounts receivable securitization	122
$ 379

As of September 28, 2003, our total debt including our preferred securities was $1.393 billion compared with $1.428 billion at December 31, 2002 and $1.293 billion at September 29, 2002.  Total debt, including our preferred securities, as a percentage of our total capital including preferred securities, was 60.9 percent at September 28, 2003 compared to 62.9 percent at December 31, 2002 and 55.6 percent at September 29, 2002.

Off Balance Sheet Financing-Accounts Receivable Securitization Program

            We entered into our accounts receivable securitization program in December 2000. As of December 31, 2002 and September 28, 2003, there were no proceeds outstanding under this program. The original agreement for this program required us to maintain a minimum investment grade credit rating on our long-term senior unsecured debt. As a result of the Moody's downgrade in April 2002, we renegotiated the terms of the securitization agreement and amended the requirement to maintain a minimum investment grade credit rating. The terms of the new agreement provide for an increase in the interest rate and fees under this program of approximately $0.5 million annually at 2002 funding levels.  As a result of amending the requirement, neither the October 2002 Standard & Poor's downgrade, nor the November 2002 Moody's downgrade affected our funding under this program. Further downgrades of our debt rating from Moody's will require us to renegotiate the terms of our securitization agreement in order to continue funding under this program.  A description of our accounts receivable program is provided in Note 4 of the Consolidated Financial Statements in our most recent annual report filed under Form 10-K.

Cash Flows

Key elements of the Company's cash flows for the nine-month periods follow:

	September 28	September 29
$ Millions	2003	2002
Net cash provided by operating activities	$ 13	$ 56
Net cash (used in) investing activities	(86)	(69)
Net cash (used in) provided by financing activities	(74)	12
Effect of exchange rate changes on cash	3	-
Net change in cash and cash equivalents	$ (144)	$ (1)

                Cash from Operations.  During the first nine months of 2003, our operating activities provided $13 million of cash compared to $56 million in cash provided by operations in the first nine months of 2002, or a net decrease of cash provided by operations of $43 million year-over-year.  The net decrease of $43 million is partially a result of lower net earnings, down $29 million compared to the prior year, partially offset by $17 million of non-cash reversals in 2002 for restructuring actions.  In addition, net non-cash adjustments for earnings in our joint ventures and alliances increased $29 million year over year due to improved earnings and cash from minority interests declined $3 million during the same period.  Net changes in working capital consumed $141 million of cash during the first nine months of 2003 compared to $145 million in the first nine months of 2002, or a decrease in net cash used for working capital of $4 million.  The change in cash used for working capital was comprised of a year-over-year reduction in accounts receivable of $154 million and a $55 million decrease in the repayment of sold receivables which improved working capital by $209 million.  Part of the improvement was offset during the same period by a $79 million increase in inventories compared to a $12 million increase a year ago and a net $126 million reduction in accounts payable and accrued expenses, primarily from increases in pension funding, and a net reduction in other items of $12 million.

            Cash used in Investing Activities.  Net cash used in investing activities was $86 million in 2003 compared to $69 million a year ago, a $17 million decrease in cash.  Capital expenditures during the first nine months of 2003 were up $16 million and software additions increased $6 million compared to 2002.  Year-to-date capital expenditures are $70 million compared to $54 million a year ago and are expected to be less than $100 million for 2003.  Investments in and advances to joint ventures and alliances provided $3 million of cash during the first nine months of 2003 compared to a cash outflow of $36 million a year ago, or an improvement of $39 million in cash, primarily from repayment of advances.  This amount was partially offset by $31 million in cash from the disposition of certain businesses during the first nine months of 2002.  Purchases of marketable securities used $103 million of cash during the first nine months of 2003 compared to $62 million in purchases a year ago, or a $41 million decrease in cash from investing activities, primarily at Cummins India Limited (CIL).  This decrease, however, was more than offset by $98 million in cash proceeds from the sale of marketable securities  in 2003 compared to $53 million in cash proceeds from securities sales a year ago, or a net increase in cash of $45 million year-over-year, again primarily from investing activities at CIL.

            Cash used in Financing Activities.  During the first nine months of 2003, financing activities used $74 million of cash compared to $12 million of cash provided from financing activities in the first nine months of 2002, or a net cash outflow of $86 million year-over-year.  Proceeds from borrowings were up compared to a year ago, providing $16 million of cash in 2003 compared to $7 million in 2002.  A majority of the cash used in financing activities during the first nine months of 2003 was for payment of our $125 million 6.25% Notes that matured in March.  Net borrowings of less than 90 days under our short-term credit agreements were unchanged, providing $56 million of cash during the first nine months of 2003 and 2002.  During the third quarter of 2003, $37 million of cash was provided by the issuance of common stock resulting primarily from the exercise of stock options due to favorable market pricing.  Additional cash outflows from financing activities during the first nine months of 2003 and 2002 were $37 million of dividend payments on common stock.  Other net financing transactions used $14 million in cash in 2003 compared to $11 million of cash used in 2002, a net use of $3 million in cash, primarily from dividends paid to minority shareholders and the retirement of common stock.

            Cash and cash equivalents were $80 million at September 28, 2003 compared to $49 million at September 29, 2002 and $224 million at December 31, 2002, an increase of $31 million and a decrease of $144 million, respectively.

Recently Adopted Accounting Pronouncements

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.  In addition, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The disclosure provisions of FIN 45 are effective for annual or interim financial statements for periods ending after December 15, 2002.  The recognition provisions of FIN 45 are applicable only on a prospective basis for guarantees issued or modified after December 31, 2002.  The impact of adopting this statement did not have a significant impact on our financial position or results of operations for the three or nine-month period ended September 28, 2003.  See Note 10 of the Notes to the Consolidated Financial Statements for a discussion of our guarantees existing at September 28, 2003.

            In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue 00-21, "Revenue Arrangements with Multiple Deliverables." This issue provides guidance as to how to determine when an arrangement involving multiple deliverables contains more than one unit of accounting and when more than one unit of accounting exists, how the arrangement consideration should be allocated to the multiple units. We adopted EITF 00-21 on July 1, 2003, on a prospective basis for revenue arrangements entered into after June 30, 2003. The adoption of this pronouncement did not have a material effect on the financial position or results of operations for the three month-period ended September 28, 2003.

            In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. We adopted SFAS 150 for our existing financial instruments on July 1, 2003. The adoption of this statement resulted in the classification of our obligations associated with the Convertible Preferred Securities of Subsidiary Trust as a liability and resulted in the classification of the dividend payments on these securities as interest expense in our Consolidated Statements of Earnings. The adoption of this statement had no impact on net earnings or on compliance with any of our financing arrangements.

            In May 2003, the Emerging Issues Task Force (EITF) reached consensus on EITF No. 03-04, "Determining the Classification and Benefit Attribution Method for a 'Cash Balance' Pension Plan" requiring certain cash balance pension plans to be accounted for as defined benefit plans.  Specifically, EITF 03-04 requires that actuarially determined pension expense for cash balance plans that have fixed-interest crediting rates and are not pay-related, be accounted for using the traditional unit credit method of accounting.  We have historically accounted for our cash balance plans as defined benefit plans.  However, because our cash balance plans have variable interest crediting rates and are pay-related, EITF 03-04 is not applicable to us.

Investments in Variable Interest Entities

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", and an Interpretation of Accounting Research Bulletin No. 51 "Consolidated Financial Statements" (FIN 46). FIN 46 provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs), including entities more commonly referred to as special purpose entities or SPEs.  FIN 46 requires the consolidation of certain VIEs if a company is deemed the primary beneficiary, defined in FIN 46 as the entity that holds the majority of the variable interests in the VIE. In addition, FIN 46 requires disclosure for both consolidated and non-consolidated VIEs. The consolidation requirements applicable to Cummins were originally effective for all periods beginning after June 15, 2003.

            On October 7, 2003, the FASB issued a FASB Staff Position (FSP), FSP No. Fin 46-e.  This FSP deferred the effective date of FIN 46 to periods ending after December 15, 2003 for public companies related to interests in entities meeting the following criteria:

  The interest was acquired before February 1, 2003

  The public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46

We currently participate in four entities that have been identified as VIEs, two of which are currently consolidated.  Two of the entities are parties to our sale of receivables program as described in Note 4 of the Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.  Although we are still assessing the impact of FIN 46 on these entities, we believe we will still consolidate Cummins Receivables Corporation (CRC) and do not believe we are the primary beneficiary of the receivable securitization conduit to which CRC sells beneficial interests in its receivables.  At September 28, 2003, there were no amounts outstanding under our receivables securitization facility.

We are still evaluating the impact of FIN 46 on the VIE that is a party to the sale leaseback transaction involving our ISX assembly equipment more fully discussed in Note 18 of the Consolidated Financial Statements included in our 2002 Annual Report on Form 10-K.  Our maximum potential loss related to this entity is limited to our $9 million residual value guarantee.

We are also still evaluating the impact of FIN 46 on Cummins Capital Trust I (the Trust), the consolidated Trust that issued our Convertible Preferred Securities as more fully described in Note 9 of our 2002 Annual Report on Form 10-K.  Pursuant to FIN 46, it could be determined that (1) the Trust is a variable interest entity and (2) the Company is not the primary beneficiary of this Trust.  If such determinations are made, the Company would be required to de-consolidate the trust effective December 31, 2003.  The impact to Cummins of the deconsolidation would be that (1) the subordinated debentures between Cummins and the Trust would be reported as a component of Long-term debt in our Consolidated Statements of Financial Position (today they are identified as Preferred Securities), and (2) the total amount of our liabilities could increase by the amount of our equity investment in the Trust ($9 million).  This change would not impact the Trust's obligations to the preferred shareholders nor Cummins' obligations to the Trust.

                We have investments currently accounted for under the equity method that are potential VIEs under FIN 46.  In addition, we guarantee the obligations of certain North American distributors where we do not own an interest.  We are in the process of performing an analysis to determine the proper reporting treatment under FIN 46 for each of our joint ventures and equity method investments, primarily in our Engine business, investments in certain of our North American distributors and distributors for which we guarantee a portion of their debt.  These entities are further discussed in Note 4 of our 2002 Annual Report on Form 10-K.  Sales to these entities are disclosed on the face of our Consolidated Statements of Earnings.  Purchases from these entities are also disclosed in Note 4.  The amount of income recognized related to these entities is disclosed on our Consolidated Statements of Earnings as "Joint Ventures and alliances income."  We believe our maximum exposure to losses related to these entities is limited to the amount of our investment ($319 million at September 28, 2003) and our guarantees on the obligations of certain of our distributors (See Note 10 of our Consolidated Financial Statements) as we have no requirements to fund losses of these entities.  We do have an obligation to fund certain working capital requirements of Consolidated Diesel Corporation as more fully discussed in Note 5 of our 2002 Annual Report on Form 10-K.

Critical Accounting Policies

            A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements of this quarterly report. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial condition and cash flows.

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

            Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time estimates are made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth in our 2002 Annual Report on Form 10-K with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets (including goodwill), estimation of liabilities for product coverage programs and accounting for income taxes, pensions and postretirement benefits.  These critical accounting policies are discussed in our 2002 Annual Report on Form 10-K.

In September 2003, the FASB issued an Exposure Draft, "Employers' Disclosures about Pensions and Other Postretirement Benefits". When issued, the new statement is expected to amend SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and Termination Benefits" and SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and replace SFAS No. 132, "Employers Disclosures about Pension and other Postretirement Benefits".  The following disclosures are based, in part, on recommendations included in the Exposure Draft.

We account for our pension plans under SFAS 87 as disclosed in Note 11 of the Consolidated Financial Statements included in our 2002 Form 10-K.  SFAS 87 requires us to make various estimates and assumptions, including discount rates used to value liabilities, assumed rates of return on plan assets, compensation increases, employee turnover rates and anticipated employee mortality.  The estimates used are based on our historical experience, and adjusted as necessary for current facts and circumstances.  Actual future results may vary from the assumed rates and could have a material impact on our Consolidated Financial Statements.

The table below presents the key components that have impacted pension expense for the two previous years:

	December 31,
$Millions	2002	2001
Components:
Weighted Average Discount Rate	6.68%	7.02%
Actual Asset Return	(14.0)%	(3.20)%
Cash Funding	$ 81	$ 84
Benefit Payments	$ 201	$ 150

For the current fiscal year through September 28, 2003, the applicable discount rate for measuring liabilities would have been 5.87 percent, the actual return on assets was approximately 19.4 percent and we have funded $102 million in cash through such date.

Pension expense in any given period is determined based upon the value of pension plan assets as compared to the service cost of pension liabilities (the actuarial cost of benefits earned during the period) and the interest on those liabilities.  The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period.  This practice is intended to reduce year-to-year volatility in recorded pension expense, but it can also have the effect of delaying the recognition of differences between the actual return on plan assets and the expected return based on long-term rate of return assumptions.  As a result of this practice, prior period reduction in the value of plan assets may continue to impact pension expense in future periods.  In 2002, we decreased our assumed weighted average rate of return on pension plan assets from 9.67 percent to 8.42 percent.  This change in assumption resulted in an increase in 2003 pension expense of $21 million.   During 2002, the actual asset returns for our pension plans were adversely affected by the decline in equity markets, and the actual return on pension plan assets in 2002 was a negative 14.0 percent.  We do not expect to change our assumed weighted average rate of return on pension plan assets in 2003.

In addition to return on plan assets, pension expense is impacted by the effects of service cost and interest on plan liabilities.  These amounts are determined actuarially based on current discount rates and assumptions regarding matters such as future compensation levels and mortality rates.  These assumptions are updated annually.  However, differences in actual experience and such assumptions are generally not recognized immediately but are deferred together with asset-related gains and losses and, if necessary, amortized as pension expense over future periods.

Our pension expense in 2002 was $21 million, while 2003 pension expense is expected to be $60 million.  Our pension expense in 2004 will depend upon a number of variables and assumptions, including discount rates, actual asset returns and other factors.  If liabilities were required to have been measured on September 28, 2003, the end of our fiscal third quarter, the applicable discount rate would have been 5.87 percent.  The table below sets forth the estimated impact on our 2004 pension expense relative to a change in the discount rate.  While we do not anticipate further adjustments to our expected rate of return on plan assets, the following table also illustrates the impact on expected 2004 pension expense relative to a change in the expected rate of return on plan assets.

$Millions	Impact on Pension Expense
Discount Rate:
0.25% increase	- $1.5 million
0.25% decrease	+ 1.5 million
Expected Rate of Return on Assets
1% increase	- 18.4 million
1% decrease	+ 18.4 million

 Pension assets of the U.S. and U.K. plans represent approximately 95% of our pension plan assets. Below is a summary of pension plan asset allocation at the end of the third quarters of 2003 and 2002.  Our investment policy provides a range of plus or minus 3 percent from the target allocation.

		Percent of Plan Assets
Investment Category	Weighted Average Target Allocation	September 28, 2003	September 29, 2002

Equity securities	72%	72%	68%
Fixed income securities	28	28	32
	100%	100%	100%

            Actual cash funding for our pension plans is governed by employee benefit and tax laws and the Job Creation and Worker Assistance Act of 2002 (JCWAA), which included temporary rules allowing companies to use discount rates for 2002 and 2003 equal to 120 percent of the weighted average 30-year U.S. Treasury Bond yield.  During 2002, we contributed $81 million to our pension plans and through September 28, 2003, we have contributed $102 million to our plans.

            Contributions required after 2003 are dependent on asset returns, then-current discount rates and a number of other factors.  However, we expect to continue funding a minimum of $100 million per year to help manage any potential required funding in the future.  In the event the funding relief measures of the JCWAA are not extended to years subsequent to 2003, significantly higher cash contributions may be required for years 2006 through 2008.  We expect to fund future contributions primarily by cash generated from operating activities.

Item 3.  Quantitative and Qualitative Disclosures of Market Risk

            We are exposed to financial risk resulting from changes in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial (derivative) instruments including price swaps, forward contracts and interest rate swaps. As clearly stated in our policies and procedures, financial instruments are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes. Our hedging transactions are entered into with banking institutions that have strong credit ratings, and thus the credit risk associated with these transactions is not considered significant. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis. Note 13 of the Notes to Consolidated Financial Statements and Item 7A in our most recent annual report filed on Form 10-K contains further information regarding our disclosure about market risk.  There has been no material change in this information since the filing of our most recent Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls

            An evaluation was carried out under the supervision and with the participation of the Company's senior management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 as of the quarter ended September 28, 2003. This review was performed between September 28 and October 27, 2003.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective in timely alerting them to material information relating to Cummins Inc. required to be included in this Quarterly Report on Form 10-Q.

            In addition, we are aware of no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date that we completed our evaluation.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

            We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We have also been identified as a potentially responsible party (PRP) at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our most recent Annual Report on Form 10-K under "Environmental Compliance- Other Environmental Statutes and Regulations."  We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings.  While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.  The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 10, "Contingencies, Guarantees and Environmental Compliance" of the Notes to the Consolidated Financial Statements included in this report.

Item 4. Submission of Matters to a Vote of Security Holders:

The Company held its annual meeting of security holders on September 16, 2003, at which security holders voted on the following management proposals:

Proposal 1:  Election of nine directors for the ensuing year.

Results of the voting in connection with the election of directors were as follows:

Director	For	Withheld
Robert J. Darnall	36,843,648	2,355,131
John M. Deutch	37,761,253	1,437,526
Walter Y. Elisha	37,860,318	1,338,461
Alexis M. Herman	36,733,620	2,465,159
William I. Miller	36,985,940	2,212,839
William D. Ruckelshaus	36,727,051	2,471,728
Theodore M. Solso	37,533,068	1,665,711
Franklin A. Thomas	36,887,436	2,311,343
J. Lawrence Wilson	36,831,280	2,367,499

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

Proposal 2:  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the year 2003.

For	Against	Abstain	Broker Non-Votes
38,231,316	589,821	377,642	-0-

Proposal 3:  Proposal to approve the Cummins Inc. 2003 Stock Incentive Plan.

For	Against	Abstain	Broker Non-Votes
25,272,995	9,124,077	406,304	4,395,403

Item 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

10      2003 Stock Incentive Plan

31(a)  Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of  Sarbanes-Oxley Act of 2002

31(b)  Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of  Sarbanes-Oxley Act of 2002

32      Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

On July 25, 2003, we filed a Current Report on Form 8‑K under Item 7 and Item 9 pursuant to Item 12 containing the Company's press release announcing financial results for the second quarter ended June 29, 2003.

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

Date: November 12, 2003