Form 10-K
period 2003-12-31
CUMMINS INC
filed 2004-02-26
CIK 26172

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2003

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

        As of February 1, 2004, there were 42.8 million shares of $2.50 par value per share common stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

Part	Item		Page
I	1	Business	3
		Overview	3
		Competitive Strengths	3
		Business Strategy	5
		Our Business Segments	6
		Engine Business	6
		Power Generation Business	8
		Filtration and Other Business	9
		International Distributor Business	9
		Supply	10
		Patents and Trademarks	10
		Seasonality	10
		Largest Customer	11
		Backlog	11
		Distribution	11
		Research and Development	12
		Joint Ventures and Alliances	13
		Employees	14
		Environmental Compliance	14
	2	Properties	16
	3	Legal Proceedings	17
	4	Submission of Matters to a Vote of Security Holders	17
II	5	Market for the Registrant's Common Equity and Related Stockholder Matters	18
	6	Selected Financial Data	18
	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
	7A	Quantitative and Qualitative Disclosures About Market Risk	51
	8	Financial Statements and Supplementary Data	52
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	52
	9A	Controls and Procedures	53
III	10	Directors and Executive Officers of the Registrant	54
	11	Executive Compensation	55
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
	13	Certain Relationships and Related Transactions	55
	14	Principal Accountant Fees and Services	56
IV	15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	56
		Index to Financial Statements	56
		Reports on Form 8-K	56
		Signatures	110
		Index to Exhibits	111

PART I

Item 1. Business

Overview

        Cummins Inc. ("Cummins," "the Company," "we," "our," or "us") is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, IN. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including DaimlerChryslerAG (DaimlerChrysler), Volvo AB, PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), CNH Global N.V., and Scania AB.

        Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the automotive, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and fuel costs. OEM inventory levels, production schedules and work stoppages also impact our sales. Economic downturns in the markets we serve generally result in reduced sales, which affect our profits and cash flow.

        Since 2000, the markets we serve in North America have experienced a downturn, primarily in the markets for heavy-duty trucks, medium-duty trucks and construction equipment. These conditions had a negative impact particularly on the performance of our Engine Business. In addition, weak conditions in the markets served by our Power Generation Business have resulted in reduced demand and high inventory levels, which have negatively affected our performance in this segment. During the fourth quarter of 2000, the first quarter of 2001 and the second quarters of 2001 and 2002, we recorded restructuring charges as a result of the downturn in the North American heavy-duty truck market and several other end-markets. These actions were necessary in order to achieve lower production costs and improve operating efficiencies under difficult economic conditions. The charges related to the programs included staffing reorganizations and reductions in our business segments, asset impairment write-downs for manufacturing equipment and facility closure and consolidation costs. All activities associated with the 2000 and 2001 restructuring actions were completed as of December 31, 2002 and activities related to our 2002 restructuring actions were completed as of December 31, 2003.

        In the fourth quarter of 2002, we announced plans to consolidate our heavy-duty engine assembly and test operations at our Jamestown, NY engine plant. Approximately 200 positions in the heavy-duty business were eliminated as a result of the consolidation, which was completed by the end of the first quarter 2003.

Competitive Strengths

        We believe the following competitive strengths are instrumental to our success:

  •
  Leading Brands. Our product portfolio includes products marketed under the following brands, each of which holds a leading position in its respective market:

  •
  Cummins engines, electric power generation systems, components and parts;

  •
  Onan generator sets;

  •
  Newage products sold under the Stamford, AvK and Markon brands;

  •
  Fleetguard filtration systems and components;

  •
  Nelson intake and exhaust systems and components;

  •
  Kuss automotive in-tank fuel filtration;

    •
    Universal Silencer large filtration systems and silencers;

    •
    Holset turbochargers

        While our portfolio of brands contains a number of market leaders, we operate in a highly competitive sector and our brands compete with the brands of other manufacturers and distributors that produce and sell similar products. A potential customer could select products of our competitors in the event of actual or perceived superiority of the cost (initial purchase and operating), delivery, performance, quality, fuel economy, serviceability and customer support of those products when compared to ours.

•
Customers and Partners. To maintain technology leadership and a global presence in a cost-effective manner, we have established strategic alliances with a number of our leading customers. These partnerships provide us with a knowledge and understanding of our customers' technology and business needs, and enable us to develop products and services, which better meet their requirements at lower costs. For example, we have both customer and supplier arrangements with Komatsu, Ltd., including multiple manufacturing joint ventures and a product development joint venture through which we have partnered in the development of several engines. We are also the exclusive supplier of engines for Komatsu mining equipment. In addition, we have been the exclusive diesel engine supplier to DaimlerChrysler for its Dodge Ram truck since 1988, and in 2003 our exclusivity agreement was extended beyond model year 2007. We have long-term agreements with Volvo, PACCAR and International Truck and Engine Corporation for the supply of heavy-duty truck engines. These agreements afford us long-term price stability and eliminate certain dealer and end-user discounts as well as offer closer integration on product development. We also have multiple international joint ventures to manufacture midrange engines, including partnerships with Tata Engineering and Locomotive Company, the leading truck manufacturer in India, and Dongfeng Automotive Corporation, the engine supplier to the second largest truck manufacturer in China.

•
Global Presence. We have a strong global presence including a world class distribution system, manufacturing and engineering facilities around the world and a network of global supply sources. Our worldwide presence has enabled us to take advantage of growth opportunities in international markets, with our sales outside the U.S. growing from 39 percent of total sales in 1999 to 47 percent of total sales in 2003. In the last 45 years, we have developed a distribution and service network that includes more than 680 company-owned and independent distributor locations and 5,000 independent dealers located throughout 137 countries and territories. We also have manufacturing operations and product engineering centers around the world, with facilities in the United Kingdom (UK), Brazil, Mexico, Canada, France, Australia, China, India, South Africa and Singapore. In addition, we have developed a global network of high-quality, low-cost supply sources to support our manufacturing base.

•
Leading Technology. We have an established reputation for delivering high-quality, technologically advanced products. We continuously work with our customers to develop new products that improve the performance of their vehicles, equipment or systems at competitive cost levels. We are a leader in developing technologies to reduce diesel engine emissions, a key concern of our customers and regulators around the world. We were the first company to develop engines that were certified to meet new emissions standards governing on-highway heavy-duty diesel engines. These standards went into effect for Cummins in the U.S. on October 1, 2002. We also developed low-emission, high-performance natural gas engines as an alternative fuel option for the on-highway, industrial and power generation markets. Our technology leadership enables us to develop integrated product solutions for the power generation and filtration markets, allowing our customers to use a single high-performance, low-cost system as opposed to multiple components from different suppliers.

Business Strategy

        The three key elements of our business strategy are as follows:

    •
    Aggressively Pursue Cost Leadership. In many of our markets, product or system cost is a critical performance parameter for our customers. To achieve cost leadership, we will continue to leverage our innovative technology, economies of scale, global presence and customer partnerships. Beginning in 2000, we launched several focused initiatives to dramatically reduce costs and lower our breakeven point:

    •
    Six Sigma. This is the cornerstone of our cost reduction effort. Since the program's inception in 2000, we have trained 1,600 "belts" (a person trained in the tools of Six Sigma who manages the project and implements the improvements) who continue to deliver savings, simplify processes and have substantially improved product and service quality.

    •
    Direct/Indirect Purchasing. Our cost reduction efforts in supply chain management have resulted in significantly reducing the cost of purchased materials and services during the last five years.

    •
    Restructuring. Since January 1, 2000, we have closed six plants, consolidated multiple operations and reduced our global headcount by approximately 2,600 positions. These efforts resulted in savings of more than $90 million.

        We will continue to pursue cost reduction opportunities through our Six Sigma initiatives, global sourcing, consolidation of operations and product design and quality improvement.

    •
    Expand into Related Markets. We will grow in related businesses where we can use our existing investments in products or technology, leading brand names or market presence to establish a competitive advantage. We will target related markets that will offer us higher rates of growth, attractive returns and more stable cash flows through product and end market diversity. For example, our Engine Business has made a significant investment in our North American distributors; engines for the growing oil and gas markets; and service and maintenance contracts. Our International Distributor Business is growing through the expansion of our aftermarket parts and service business by capitalizing on our global customer base. Through our Emission Solutions business, we will leverage our filtration, exhaust and engine technologies to provide integrated solutions for our customers and meet increasingly stringent emissions requirements. Our Power Generation Business is focused on increasing sales of power electronics and controls, such as transfer switches and switchgear.

    •
    Maximize Return on Capital. Return on capital, specifically return on average net assets (ROANA), is our primary measure of financial performance. Each of our business segments has ROANA targets, and we allocate capital based on segment performance against those targets. We calculate ROANA as Segment EBIT divided by Segment net assets.

        As a result of our intense focus on ROANA, we have been able to reduce capital spending while still funding key development programs, including the completion of a full range of emission-compliant engines. In 2003 and 2002, we reduced our capital expenditure requirements over $100 million each year compared to the average of capital expenditures in the previous three years. Prior to that time, our annual capital expenditures were significant as we launched new engine platforms and related tooling. Capital expenditures in the future are expected to be concentrated on maintaining our existing manufacturing capacity.

        One of our goals is to regain an investment grade credit rating from the rating agencies. To achieve this goal, we have put significant management focus on increasing earnings, improving cash flow and reducing financial leverage.

Our Business Segments

        We operate four complementary business segments that share technology, customers, strategic partners, brands and our distribution network to gain a competitive advantage in their respective markets. With our size and global presence, we provide world-class products, service and support to our customers in a cost-effective manner. In each of our business segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support.

Engine Business

        Our Engine Business manufactures and markets a broad array of diesel and natural gas-powered engines under the Cummins brand name for the heavy-and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products with displacement from 1.4 to 91 liters and horsepower ranging from 31 to 3,500. In addition, we provide a full range of new parts and service, as well as remanufactured parts and engines, through our extensive distribution network. Our Engine Business is our largest business segment, accounting for approximately 54 percent of total sales in 2003 and 56 percent in 2002.

        The principal customers of our heavy-and medium-duty truck engines include truck manufacturers, such as International Truck and Engine Corporation (Navistar International Corporation), Volvo Trucks North America, PACCAR and Freightliner, manufacturers of school, transit and shuttle buses and manufacturers of construction, agricultural and marine equipment. The principal customers of our light-duty automotive engines are DaimlerChrysler and manufacturers of RVs.

        In the markets served by our Engine Business, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are Caterpillar, Inc., Detroit Diesel Corporation, Mack Trucks, Inc. and International Truck and Engine Corporation (Engine Division). Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Mercedes Benz, Volvo, Renault Vehicules Industriels, Scania and Nissan Diesel Motor Co., Ltd.

        Our Engine Business organizes its engine, parts and service businesses around the following end-user focused groups:

  Heavy-Duty Truck

        We manufacture a complete line of diesel engines that range from 310 horsepower to 565 horsepower serving the worldwide heavy-duty truck market. We offer the ISM and ISX engines and in Australia, the Signature 620 series engines, which we believe comprise the most modern product engine line in our industry. Most major heavy-duty truck manufacturers in North America offer our diesel engines as standard or optional power. In 2003, we held a 22 percent share of the engine market for NAFTA heavy-duty trucks. We also have significant market share overseas, including the U.K. and Latin America, and are the market leader in Mexico, South Africa and Australia. Our largest customer for heavy-duty truck engines in 2003 was International Truck and Engine Corporation (Navistar International Corporation) with sales to this customer representing 6 percent of total net sales.

        In order to reduce our cost structure, improve customer service and increase market share, we entered into long-term supply agreements with three key customers. In 2000, we entered into a long-term agreement with Volvo Trucks North America, Inc. under which we act as its sole external engine supplier. In 2001, we entered into long-term supply agreements with PACCAR and International Truck and Engine Corporation (Navistar International Corporation) covering our heavy-duty engine product line. These supply agreements provide long-term, stable pricing for engines and eliminate certain dealer and end-user discounts, in order to provide our customers with full responsibility for total vehicle cost and pricing. In addition, these agreements provide for joint work on engine/vehicle integration with a focus on reducing product proliferation. These efforts are expected to reduce product cost while creating enhanced value for end-users through better product quality and performance. The joint sales and service efforts also will provide better customer support at a significantly reduced cost to the partners.

  Medium-Duty Truck and Bus

        We manufacture a product line of diesel engines ranging from 185 horsepower to 315 horsepower serving medium-duty and inter-city delivery truck customers worldwide. We believe that our ISB, ISC and ISL series diesel engines comprise the most advanced product line in the industry. We sell our ISB and ISC series engines and engine components to medium-duty truck manufacturers in Asia, Europe and South America. In 1990, we entered the North American medium-duty truck market and had a 10 percent share of the market for diesel powered medium-duty trucks in 2003. Freightliner LLC, (a division of DaimlerChrysler), PACCAR, Ford and Volkswagen AG are our major customers in this worldwide market.

        We also offer our ISB and ISC diesel engines and alternative-fuel engines for school buses, transit buses and shuttle buses and our B and C series engines for natural gas applications, which are focused primarily on transit and school bus markets. The demand for alternative-fuel products continues to grow both domestically and internationally. Cummins Westport Inc., a joint venture formed in 2001 with Westport Innovations, Inc., offers low emission, propane and natural gas engines that are currently used in municipal transportation markets in Los Angeles, Boston, Salt Lake City and Vancouver, BC.

  Light-Duty Automotive

        We are the exclusive provider of diesel engines used by DaimlerChrysler in its Dodge Ram trucks. Our relationship with DaimlerChrysler extends over 14 years, and in 2003 we shipped approximately 128,200 engines for use in Dodge Ram trucks. DaimlerChrysler was our largest customer for midrange engines. In 2003, our selection as the exclusive diesel power provider for Dodge Ram truck models was extended beyond the 2007 model year.

        We are the leading manufacturer of diesel engines for use in the Class A motorhome market. Sales of diesel engines to the recreational vehicle market have increased significantly during the last five years, and approximately 43 percent of Class A motorhomes were diesel powered in 2003, indicating strong growth in the use of diesel power for these applications.

        In 2003, our contract with the U.S. Department of Energy to develop a light-duty automotive engine suitable for use in light pickup truck and sport utility vehicles was renewed. Prototype engines are currently undergoing test and development. We believe that we are well positioned to take advantage of the growing interest in diesel engines for use in these vehicles.

  Industrial

        Our medium-duty, heavy-duty and high-horsepower engines power a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation and commercial marine applications throughout the world. Our major construction OEM customers are in North America, Europe, South Korea and Japan. These OEMs manufacture approximately one million pieces of equipment per year for a diverse set of applications and use engines from our complete product range. Agricultural OEM customers are primarily in North America, South America and Europe, serving end-use markets that span the globe. In the marine markets, our joint venture, Cummins MerCruiser Diesel Marine, is the market share leader in the North American recreational boat segment. Our engines are sold to both recreational and commercial boat builders, primarily in North America, Europe and Asia. We offer a full product line of high-horsepower engines for mining applications that compete in all segments from small underground mining equipment to 400-ton haul trucks. The launch of our QSK78 engine at MINExpo 2000 extended our mining products up to 3,500 horsepower, the largest in the mining industry, where we occupy the number two market position. In this market, we are the exclusive external supplier of engines to Komatsu, a large construction and mining equipment OEM. Our sales to the rail market are primarily to railcar builders in Europe and Asia, and we are a leader in the worldwide railcar market. With our new QSK60 and QSK78 engines, we will be able to move into a larger proportion of the locomotive and railcar markets outside North America and commercial marine markets worldwide. Government sales represent a small portion of the high-horsepower market and are primarily to defense contractors in North America and Europe. Our new high-horsepower engines allow us to offer our customers in the oil and gas business a full line of high-horsepower products.

Power Generation Business

        The Power Generation Business is our second largest business segment, representing 20 percent of our total sales in 2003 and 2002. This business is one of the most integrated providers of power solutions in the world, designing or manufacturing most of the components that make up power generation systems, including engines, controls, alternators, transfer switches and switchgear. This business is a global provider of power generation systems and services for a diversified customer base needing self-generated or standby power. Standby power solutions are provided to customers that rely on uninterrupted sources of power to meet the needs of their customers. Prime power solutions are provided to customers with less reliable electrical power infrastructures, typically in developing countries. We are also a key player in the distributed power generation market, in which generating capacity is purchased by utilities, independent power producers and large power customers for use as prime or peaking power and located close to its point of use. Distributed power solutions can offer customers more reliable or higher quality power and relieve pressure on congested areas of the electrical grid.

        Our power generation products are principally marketed under the Cummins Power Generation, Onan, Stamford, Markon, and AVK brands, and include diesel-and alternative-fuel electrical generator sets for commercial, institutional and consumer applications, such as office buildings, hospitals, factories, municipalities, utilities, universities, recreational vehicles, boats and homes. We offer reciprocating engine based power generation systems worldwide with a power range of 2 kilowatts to 2.7 megawatts for standby peaking or prime power applications. We are the worldwide leader in auxiliary generator sets for recreational vehicles (RVs) commercial vehicles and marine applications. Our PowerRent business offers the rental of power equipment for both standby and prime power purposes. Our Energy Solutions Business provides full service power solutions for customers including generating equipment, long-term maintenance contracts and turn-key power solutions.

        Our Newage AVK SEG division is a leader in the alternator industry and supplies its products internally as well as to other generator set assemblers. Newage products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kVA to 30,000 kVA. We also sell reciprocating generator drive engines across a large power range to other generator set assemblers.

        This business segment continuously explores emerging technologies, such as microturbines and fuel cells, and provides integrated power generation products utilizing technologies other than reciprocating engines. We use our own research and development capabilities as well as leveraging business partnerships to develop cost-effective and environmentally sound power solutions.

        Our customer base for our power generation products is highly diversified, with customer groups varying based upon their power needs. China, Brazil and India are three of our largest markets outside of North America.

        This business competes with a variety of engine manufacturers and generator set assemblers across the world. Caterpillar remains our primary competitor as a result of its acquisition of MAK Americas Inc., Perkins Engines Inc. and FG Wilson Inc. DaimlerChrysler, through its acquisition of Detroit Diesel Corporation, and Volvo are other major engine manufacturers with a presence in the high-speed generation segment of the market. We also compete with Kohler, Generac, SDMO and other regional generator set assemblers. Newage competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.

Filtration and Other Business

        Our Filtration and Other Business produces filters, silencers and intake and exhaust systems under the Fleetguard, Nelson, Kuss and Universal Silencer brand names and is the largest worldwide supplier of turbochargers for commercial applications through our Holset brand. This segment manufactures filtration and exhaust systems for on-and off-highway heavy-duty equipment and is a supplier of filtration products for industrial and passenger car applications, exhaust systems for small engine equipment and silencing systems for gas turbines. In addition, we operate an Emission Solutions business through which we develop systems to help our customers meet increasingly stringent emissions standards. In 2003, our Filtration and Other Business segment accounted for approximately 16 percent of our net sales compared to 15 percent in 2002.

        Fleetguard is the world's leading supplier of filtration and exhaust products offering over 12,000 products including air, coolant, fuel and hydraulic filters, antifreeze and coolant additives, catalysts, particulate filters, controllers and other filtration systems to OEMs, dealer/distributor and end user markets. Its products are produced and sold in global markets, including Europe, North America, South America, India, China, Australia and the Far East. In a recent North America on-highway truck market survey published by a leading independent market research company, Fleetguard ranked as the top brand preference for diesel engine air, oil, fuel and coolant filtration products. Our Filtration and Other Business also makes products for the automotive specialty filtration market and the industrial filtration market through our Kuss subsidiary, located in Findlay, OH, and Universal Silencer, located in Stoughton, WI. Our Filtration and Other Business revenue is split between first-fit OEM customers (approximately 40 percent) and replacement part business (approximately 60 percent).

        Holset designs, manufactures and markets turbochargers with manufacturing facilities in five countries and sales and distribution worldwide. Holset provides critical technologies for engines to meet challenging performance requirements and worldwide emissions standards, including variable geometry turbochargers, and is the market leader in turbochargers for heavy-duty equipment. Holset's joint venture in India with Tata Engineering and Locomotive Company (now known as Tata Motors Ltd.) assembled and shipped its first turbochargers in 1996. A joint venture with Wuxi Power Engineering Company Ltd. in China also began production in 1996. In 2001, Holset completed consolidation of its U.S. manufacturing facilities into one site located in Charleston, SC.

        Customers of our Filtration and Other Business segment generally include truck manufacturers and other OEMs that are also customers of our Engine Business, such as CNH Global N.V., and other manufacturers that use Fleetguard filtration products in their product platforms, such as Harley Davidson. Our customer base for replacement filtration parts is highly fragmented, and primarily consists of various end-users of filtration systems.

        Our Filtration and Other Business competes with other manufacturers of filtration systems and components and turbochargers. Our primary competitors in these markets include Donaldson Company, Inc., Clarcor Inc., Mann+Hummel Group, Tokyo Roki Co., Ltd. and Honeywell International.

International Distributor Business

        In the fourth quarter of 2001, we realigned our reporting structure and created the International Distributor Business as a result of the growing size and importance of the retail distribution business. In 2003, International Distributor Business sales accounted for 10 percent of our total net sales compared to 9 percent in 2002. Our International Distributor Business consists of 18 company-owned distributors and two joint ventures that distribute the full range of our products and services to end-users at 111 locations in 50 countries and territories. Through this network, our trained personnel provide parts and service to our customers, as well as full-service solutions, including maintenance contracts, engineering services, and integrated products where we customize our products to cater to specific end-users. Our company-owned distributors are located in key markets, including India, China, Japan, Australia, the U.K. and South Africa. Our distributors also serve the dealers and end-users in their territories by providing product maintenance, repair and overhaul services.

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

Supply

        We have developed and maintain a world class supply base in terms of technology, quality and cost. We source our materials and manufactured components from leading suppliers both domestically and internationally, and we have adequate sources of supply of raw materials and components. We machine and assemble many of the components used in our engines, including blocks, heads, rods, turbochargers, crankshafts and fuel systems. We also have arrangements with certain suppliers who are the sole source for specific products or supply items. Between 75 and 85 percent of our total raw material and component purchases in 2003 were purchased from suppliers who are the sole source of supply for a particular supply item. Although we elect to source a relatively high proportion of our total raw materials and component requirements from sole suppliers, the majority of these supply items can be purchased from alternate suppliers if required. Our supply agreements vary according to the particular supply item, however, these agreements typically include standard terms relating to cost (including cost reduction targets), quality and delivery. Our supply agreements also typically include customary intellectual property provisions that contain prohibitions on the use of our intellectual property by the suppliers for any purpose other than their performance of the supply agreements, and indemnity covenants from suppliers for breach by them of intellectual property rights of third parties in performance of the agreements. The duration of our more important supply agreements varies but typically ranges between 3 and 5 years and some extend through 2010. Many of our supply agreements include early termination provisions related to failure to meet quality and delivery requirements. Our business is not substantially dependent on any one of our supply agreements, however, the raw materials and components from these suppliers are single sourced and are important to our business because delays involved in re-sourcing these raw materials and components could be costly.

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

Seasonality

        While individual product lines may experience modest seasonal declines in production, there is no material effect on the demand for the majority of our products on a quarterly basis. However, our Power Generation Business normally experiences seasonal declines in the first quarter of the fiscal year due to general declines in construction spending and our International Distributor Business normally experiences seasonal declines in first quarter business activity due to holiday periods in Asia and Australia.

Largest Customer

        We have thousands of customers around the world and have developed long-standing business relationships with many of them. DaimlerChrysler is our largest customer, accounting for approximately 15 percent of our total net sales in 2003, primarily relating to sales of our ISB engine for use in Dodge Ram trucks and sales of our medium-duty engines to the Freightliner division of DaimlerChrysler. While a significant number of our sales to DaimlerChrysler are under long-term supply agreements, these agreements provide for the supply of DaimlerChrysler's engine requirements for particular models and not a specific number of engines. DaimlerChrysler is our only customer accounting for more than 10 percent of our net sales in 2003. The loss of this customer or a significant decline in the production level of DaimlerChrysler vehicles that use our engines would have an adverse effect on our business, results of operations and financial condition. We have been supplying engines to DaimlerChrysler for more than 14 years. A summary of principal customers for each business segment is included in our segment discussion.

        In addition to our agreements with DaimlerChrysler, we have long-term heavy-duty engine supply agreements with International Truck and Engine Corporation, PACCAR and Volvo Trucks North America. Collectively, our net sales to these three customers was less than 15% of total net sales in 2003 and individually, was less than 6% of total net sales for each customer. As with DaimlerChrysler, these agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term (generally five years or longer) price and operations agreements that assure the availability of our products to each customer through the duration of the respective agreements. There are no guarantees or commitments by these customers of any kind regarding volumes or market shares, except in the case of DaimlerChrysler which has committed that we will be its exclusive diesel engine supplier for the Dodge Ram heavy-duty pickup truck. Agreements with OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.

Backlog

        While we have supply agreements with some truck and off-highway equipment OEMs, most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and may be canceled on reasonable notice without cancellation charges and therefore are not considered firm.

Distribution

        Over the last 45 years, we have developed a distribution and service network that includes more than 680 distributor locations and 5,000 dealers in 137 countries and territories. This network is comprised of independent distributors, as well as distributors that are partially-or wholly-owned by us. Each distributor sells the full range of our products, as well as complementary products and services. Our International Distributor Business operates within this network, operating 18 company-owned distributors in 111 locations across 50 countries and territories.

        Our agreements with independent and partially-owned distributors generally have a three-year term and are exclusive with respect to specified territories. Our distributors develop and maintain the network of dealers with which we have no direct relationship. The distributors are permitted to sell other, non-competitive products only with our consent. We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the marks, except to authorized dealers, without our consent. Products are sold to the distributors at standard domestic or international distributor net prices, as applicable. Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales. We can refuse to renew these agreements at will, and we may terminate them upon 90-day notice for inadequate sales, change in principal ownership and certain other reasons. Distributors also have the right to terminate the agreements upon 60-day notice without cause, or 30-day notice for cause. Upon termination or failure to renew, we are required to purchase the distributor's current inventory and may, but are not required to purchase other assets of the distributor.

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

Research and Development

        Our research and engineering program is focused on product improvements, innovations and cost reductions for our customers. In 2003, our research and engineering expenditures were $200 million compared to $201 million in 2002. Of this amount, approximately 11 percent, or $22 million, was directly related to the development of engines that are designed to comply with the 1998 consent degree.

        In the Engine Business, we continue to invest in system integration and in technologies to meet increasingly more stringent emissions standards. We have focused our engine technology development on five critical subsystems: combustion, air handling, fuel systems, electronic controls and exhaust aftertreatment. We were the first diesel engine manufacturer to have an engine certified by the EPA as being in compliance with the current EPA standards. We were the first engine manufacturer to announce a low-cost combustion-only emission solution for Tier III industrial diesel engines that does not require exhaust gas recirculation nor exhaust aftertreatment. We are also the first company to demonstrate a prototype vehicle that meets EPA 2007 gasoline-equivalent "Tier II Bin 5" emission levels. We offer both diesel and alternative fuel engines.

        In Power Generation, our product engineering focus is best performance at lowest cost for our customers. Our Power Electronics technology development is aimed at applying digital electronics to eliminate multiple gen-set controllers and achieve higher levels of system integration and control. We meet the most advanced emission standards around the world, employing both combustion and exhaust aftertreatment technologies. Looking to future low-emission power generation technologies, we have a DOE-funded program to develop a solid oxide fuel cell system for vehicle auxiliary power generation and for smaller stationary power generation applications.

        In Filtration, we are building on our strengths in design integration to develop modules that integrate multiple filtration functions into a single engine subsystem component. We are developing new filter media and technologies that support low emission engines, including exhaust aftertreatment, closed crankcase ventilation and centrifugal soot removal.

        In 2003, we established Cummins Research and Technology Indian Private Ltd. (CRTI). This wholly-owned subsidiary provides analytical services such as structural dynamics, computational fluid dynamics, and design to all Cummins entities. CRTI has selected Satyam Computer Services Limited to provide start-up services in the form of engineering staff and leased work space. CRTI is located in Pune, India.

Joint Ventures and Alliances

        We have entered into the following joint venture agreements and alliances with business partners and affiliates in various areas of the world to increase our market penetration, expand our product lines, streamline our supply chain management and develop new technologies:

  •
  Cummins India Ltd. We are the majority owner of Cummins India Ltd., which is a publicly listed company on the Bombay Stock Exchange. This business entity developed from a partnership established in 1962 with the Kirloskar family and eventually expanded to include other local partners. Cummins India Ltd. produces midrange, heavy-duty and high-horsepower engines for the Indian and export markets. We consolidate the results of Cummins India Ltd. in our Consolidated Financial Statements.

  •
  Consolidated Diesel Company. Consolidated Diesel Company, located in the U.S., is a joint venture with CNH Global N.V. that began with Case Corporation in 1980. This partnership produces Cummins B series, C series and ISL Series engines and engine products for automotive and industrial markets in North America and Europe.

  •
  Cummins/Komatsu Arrangements. We have formed a broad relationship with Komatsu Ltd., including three joint ventures and numerous exclusive supply arrangements. Two joint ventures were formed in 1992, one to manufacture Cummins B Series engines in Japan, the other to build high-horsepower Komatsu-designed engines in the U.S. In 1997, we established a third joint venture in Japan to design the next generation of industrial engines.

  •
  Cummins/Dongfeng Joint Ventures. In 1985, we licensed Dongfeng Motor Company (Dongfeng), the second largest truck manufacturer in China, to manufacture Cummins B Series engines.    In 1993, Dongfeng established a subsidiary, Dongfeng Automotive Corporation (DFAC), which became the licensee. In 1995, we partnered with DFAC and formed a joint venture, Dongfeng Cummins Engine Co. Ltd. (DCEC), for the production of our C Series engines. In 1998, we established a wholly-owned subsidiary, Cummins (Xiangfan) Machining Company Ltd. (CXMC), to manufacture B Series cylinder blocks and cylinder heads. In April 2003, DFAC's B series manufacturing entity and CXMC were merged into the existing joint venture, DCEC. We also have a joint venture with Dongfeng that manufactures filtration systems, Shanghai Fleetguard Filter Co., Ltd. In 2003, Nissan Motor Co., Ltd. acquired 50% ownership of Dongfeng.

  •
  Tata Cummins Limited. In 1992, we formed a joint venture with Tata Engineering and Locomotive Company, the largest automotive company in India and a member of the Tata group of companies. The joint venture, Tata Cummins Limited, manufactures the Cummins B Series engine in India for use in Tata trucks.

  •
  Cummins/China National Heavy-Duty Truck Joint Venture. In 1995, we formed a joint venture with China National Heavy-duty Truck Corporation in Chongqing, China. The joint venture, Chongqing Cummins Engine Company Ltd., manufactures several models of our heavy-duty and high-horsepower diesel engines in China.

  •
  The European Engine Alliance (EEA). The EEA was established in 1996 as a joint venture between our Company and two Fiat Group companies, Iveco N.V. (trucks and buses) and CNH Global (agricultural and construction equipment), to develop a new generation of 4, 5 and 6-liter engines based on our 4B and 6B Series engines.

  •
  Cummins/Scania Joint Venture. We formed a joint venture with Scania in 1999 to produce fuel systems for heavy-duty diesel engines.

  •
  Cummins/Westport Joint Venture. In 2001, we formed a joint venture with Westport Innovations Inc., located in British Columbia, Canada, to develop and market low-emissions, high-performance natural gas engines for on-highway, industrial and power generation markets. In 2003, the joint venture agreement was modified to focus our joint venture company, CWI, on the marketing and sale of automotive spark ignited natural gas engines worldwide. The new agreement also provides for joint technology projects between Westport and Cummins on low-emission technologies of mutual interest.

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

        In addition to these key joint ventures and agreements, we have entered into numerous joint ventures around the world where we provide engine components, such as turbochargers, alternators and filtration products. We also have a license agreement with BMC Sanayi that provides for the manufacture and sale of our B and C Series engines in Turkey. We will continue to evaluate joint venture and partnership opportunities in order to penetrate new markets, develop new products and generate manufacturing and operational efficiencies.

        Financial information about our investments in joint ventures and alliances is incorporated by reference from Note 5 of the Notes to Consolidated Financial Statements. Financial information about geographic areas is incorporated by reference from Note 17 of the Notes to Consolidated Financial Statements.

Employees

        As of December 31, 2003, we employed approximately 24,200 persons worldwide. Approximately 9,300 of our employees are represented by various unions under collective bargaining agreements that expire between 2004 and 2008. We believe that we have a good working relationship with our employees.

Environmental Compliance

  Product Environmental Compliance

        Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our products comply with emissions standards that the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and other state regulatory agencies, as well as other regulatory agencies around the world, have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 2004. Our ability to comply with these and future emissions standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Failure to comply with these standards could result in adverse effects on our future financial results.

  EPA Engine Certifications

        In the fourth quarter 2002, we implemented new on-road emissions standards. These were implemented in accordance with the terms of a 1998 consent decree that we and a number of other engine manufacturers entered into with the EPA, the U.S. Department of Justice and CARB. The consent decree was in response to concerns raised by these agencies regarding the level of nitrogen oxide emissions from heavy-duty diesel engines.

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

        Federal and California regulations require manufacturers to report failures of emissions-related components to the EPA and CARB when the failure rate reaches a specified level. At higher failure rates, a product recall may be required. In 2003, we submitted reports to the CARB and EPA, none of which has led either agency to require a recall.

        A second element of the consent decree requires us to pull forward by one year (to January 1, 2005), the implementation of Tier III emissions standards for off-road engines in the 300 to 749 horsepower range. When the development of Tier III compliant engines is near completion we will commence a certification process with the EPA. This process involves testing, compiling and analyzing data and providing information to the EPA and the CARB. Once this testing and data preparation is finalized, we will file a certification application with the EPA. The EPA must approve our application as part of the certification process before we will be able to sell off-road engines in the horsepower range from 300 to 749 in the United States (less than 2% of our 2003 revenue was derived from the sale of these types of off-road engines in the United States). Development and testing is well advanced and we anticipate achieving the January 1, 2005, milestone for engines in this horsepower range.

        Not all of our competitors are signatories to the consent decree and therefore were not required to undertake the capital and research expenditures that we have undertaken in the same time frame. This has provided some of our competitors with a competitive advantage. The majority of the impact the consent decree has had on our business is reflected in the results we have reported over the past four years. The pull ahead of emission standards has put us at a disadvantage compared to manufacturers who did not sign the consent decree. Relative to the fifteen-month pull ahead of the 2004 emission standards for engines used in on-highway applications, the company's heavy-duty engine families (ISX and ISM) compete primarily against engines produced by other consent decree signing manufacturers. However, DaimlerChrysler, one of our competitors who did not sign the consent decree, introduced a new engine into this segment of the market during this period and thereby enjoyed a competitive advantage. Our medium heavy-duty engines were also at a disadvantage compared to manufacturers who did not sign the consent decree. As this fifteen- month pull ahead time period is nearly over, the majority of the impact has already occurred. The situation is similar for the twelve-month pull ahead (from January 1, 2006, to January 1, 2005) of the non-road Tier III standards for engines used in construction and agricultural applications. Our QSM, QSX and QSK19 engine families participate in this market segment. Most of the competitive engines in this horsepower range are produced by other consent decree signing manufacturers that are subject to the pull ahead. There are some participants in this market that are not consent decree signers that would have a competitive advantage during this one year period.

        Emissions standards in international markets, including Europe and Japan, are becoming more stringent. We believe that our experience in meeting U.S. emissions standards leaves us well positioned to take advantage of opportunities in these markets as the need for emissions control capability grows.

        In December 2003, we announced that we will meet the 2007 U.S. EPA heavy-duty on-highway emissions standards by combining our existing cooled Exhaust Gas Recirculation technology with particulate matter (PM) filters. Cooled EGR is the same technology that we have used since April 2002 and was selected after reviewing other aftertreatment technologies such as NOx adsorbers and selective catalytic reduction (SCR). Our experience with particulate filters and the availability of ultra-low-sulfur diesel fuel combine to give us the confidence in meeting these tough standards in the U.S. Additionally, while the EGR/PM filter combination is the right solution for 2007 in the U.S., we have selected SCR as the right technology to meet on-highway Euro IV emissions standards and certain off-highway applications.

  Other Environmental Statutes and Regulations

        We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations. During the last five years, expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of annual capital outlays and are not expected to be material in 2004. Pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we have been identified as potentially responsible parties (PRPs) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws, at approximately 13 waste disposal sites.

        We are unable to determine the aggregate cost of remediation at these sites. However, for each site we have attempted to estimate our liability by analyzing the amounts and constituents of waste we contributed to the sites, the estimated costs for remediation at the sites, the number and identities of other PRPs and the level of our insurance coverage. At some of these sites, we will be released from liability at the site as a de minimis PRP for a nominal amount. With respect to some sites at which we have been named as a PRP, we cannot accurately estimate the future remediation costs. At several sites, the remedial action has not been determined. In other cases, we have only recently been named a PRP and we are collecting information on the site. Finally, in some cases, we believe we have no liability at the site and are actively contesting our designation as a PRP. For further discussion regarding these waste disposal sites, see Item 3. Legal Proceedings.

        Based upon our experiences at similar sites, however, we believe that our aggregate future remediation costs will not be significant. We believe that we have good defenses to liability at several of the sites while our percentage contribution at other sites is likely to be insignificant and that other PRPs will bear most of the future remediation costs at the sites where we could have liability. Because environmental laws impose joint and several liability, our liability may be based upon many factors outside our control, however, and could be material if we become obligated to pay a significant portion of expenses that would otherwise be the responsibility of other PRPs, possibly resulting in a default under the indenture governing our 9 1/2% Senior Notes. Based upon information presently available, we believe that such an outcome is unlikely at any site for which we have been named a PRP.

Item 2. Properties

        Our worldwide manufacturing facilities occupy approximately 15 million square feet, including approximately nine million square feet in the U.S. Principal manufacturing facilities in the U.S. include our plants in Southern Indiana, Wisconsin, New York, Iowa, Tennessee, Georgia and Minnesota, as well as an engine manufacturing facility in North Carolina, which is operated in partnership with CNH Global N. V.

        Manufacturing facilities outside of the U.S. include facilities located in the U.K., Brazil, India, Mexico, Canada, France, China and Australia. In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.K., France, China, India, Japan, Pakistan, South Korea, Turkey and Indonesia.

Internet Access

        Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are filed or furnished pursuant to Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and are available free of charge through Cummins website (www.cummins.com) as soon as reasonably practicable after the reports are electronically filed with the Securities and Exchange Commission (SEC). In addition, our website also includes copies of our press releases which include a definition and reconciliation of non-GAAP measures used in our earnings press releases and our earnings conference call.

Item 3. Legal Proceedings

        We are, at any one time, party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We have also been identified as a PRP at several waste disposal sites under federal and state environmental statutes, only one of which we expect could result in monetary sanctions, exclusive of interest and costs, of $100,000 or more (in the vicinity of $137,000) based upon our estimated proportional volume of waste disposed at this site in Oklahoma City, OK (Double Eagle Refinery site). In addition to this site, we have been contacted as a possible PRP at sites in Toledo, OH (Stickney Avenue and Tyler Street Dump site, and XXKem site), Green County, OH (Lammers site) Jacksonville, FL (White House Waste Oil Pits site), Memphis, TN (North Hollywood Dump site), Cookeville, TN (Putnam County Landfill site), Vadnis Heights, MN (Vadnis Heights site), South Bend, IN (Schumann site), Culver, IN (Four County Landfill site), Santa Barbara, CA (Casmalia Site), Buffalo, NY (ENRX site) and Los Angeles, CA (Operating Industries, Inc. site). At several of these sites, we have had no follow-up contact from the relevant regulatory agencies since an initial communication in the early to mid-1990s. Other than in connection with the Double Eagle Refinery site in Oklahoma City referenced above, we believe our liability at these sites would be de minimis absent the imposition of liabilities that otherwise would be the responsibility of other PRPs. More information with respect to our environmental exposure can be found under "Environmental Compliance Other Environmental Status and Regulations". We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure that our liability with respect to any such action or proceeding would not exceed our established accruals. Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock, par value $2.50 per share, is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "CMI". For information about the quoted market prices of our common stock, information regarding dividends paid and the number of common stock shareholders, see Note 20 of the Notes to Consolidated Financial Statements. For other matters related to our common stock and shareholders' equity, see Note 14 of the Notes to Consolidated Financial Statements.

        According to our bylaws, we are not subject to the provisions of the Indiana Control Share Act. However, we are governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the Company.

Item 6. Selected Financial Data.

        The selected financial information presented below for the five year period ended December 31, 2003, was derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	For the year ended December 31
	2003	2002	2001	2000	1999
	$ Millions, except per share
Statements of Earnings
Net sales	$6,296	$5,853	$5,681	$6,597	$6,639
Gross margin	1,123	1,045	1,013	1,267	1,392
Restructuring, asset impairment and other charges (credits)	—	(8)	126	154	56
Loss on early retirement of debt	—	8	—	—	—
Interest expense	90	61	77	87	75
Dividends on preferred securities	11	21	11	—	—
Cumulative effect of change in accounting principles, net of tax	(4)	3	—	—	—
Net earnings (loss)	$50	$82	$(103)	$14	$132
Net earnings (loss) per share:
Basic	$1.28	$2.13	$(2.70)	$.35	$3.43
Diluted	1.27	2.13	(2.70)	.35	3.41
Dividends declared per share	1.20	1.20	1.20	1.20	1.125
Statements of Financial Position Data
Total assets	$5,126	$4,837	$4,311	$4,448	$4,629
Long-term debt	1,380	999	915	1,032	1,092
Mandatorily redeemable preferred securities	—	291	291	—	—

        See Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for a discussion of "Restructuring, asset impairment and other charges (credits)," "Loss on early retirement of debt," "Dividends on preferred securities," "Borrowing arrangements" and the "Cumulative effect of change in accounting principles".

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following is management's discussion of the financial results, liquidity and capital resources, contractual obligations and commercial commitments, financial covenants and credit ratings, off balance sheet arrangements, financial guarantees, critical accounting policies and other key items related to our business and performance. Our objective is to provide investors and readers with an understanding of the key variables and other qualitative and quantitative factors that are unique to our business and that management focuses on in evaluating and measuring our financial performance and financial condition. We will discuss and analyze significant known trends, demands, commitments, events and uncertainties that we believe are important to an understanding of our business. In addition, we will provide a year-over-year discussion and analysis of our consolidated operating results and a similar discussion of our business segment results and geographic markets. At the end of this section, we have also provided a business outlook. This section should be read in conjunction with our Consolidated Financial Statements and related notes in the "Financial Statements" section of this Annual Report on Form 10-K. Certain prior year amounts included in this section have been reclassified to conform to the current year presentation. All references to per share amounts are diluted per share amounts.

Overview

        Cummins is a global power leader comprised of four reportable complementary business segments: Engine, Power Generation, Filtration and Other, and International Distributors. Our businesses design, manufacture, distribute and service diesel and natural gas engines and related technologies, including fuel systems, controls, air handling and filtration, emissions solutions and electrical power generation systems. Our products are sold to original equipment manufacturers (OEMs), distributors and other customers worldwide. Major OEM customers include DaimlerChrysler, PACCAR, International Truck and Engine Corporation (Navistar), Volvo, Komatsu, Ford, Volkswagen, and CNH Global. We serve our customers through more than 680 company-owned and independent distributor locations in 137 countries and territories. Our business units share technology, customers, strategic partners, brands and our distribution network.

        Our financial performance is affected by the cyclical nature and varying conditions of the markets we serve, particularly the automotive, construction and general industrial markets. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in the price of crude oil (fuel costs), freight tonnage, interest rate levels, non-residential construction spending and general industrial capital spending. Economic downturns in the markets we serve generally result in reductions in sales and pricing of our products and reduce our earnings and cash flow. Since 2000, our North American markets have experienced a downturn, most notably in the heavy-duty trucks, medium-duty trucks and construction equipment markets. These conditions have adversely impacted the performance of our Engine Business. In addition, weak conditions in the standby/back-up power generation markets, resulting in decreased demand and high inventory levels, have also had a negative impact on the performance of our Power Generation Business.

        Many of the markets in which the engine business operates are highly competitive. Our products compete worldwide with a number of other manufacturers and distributors that produce and sell similar products primarily on the basis of price, performance, fuel economy, reliability, delivery, quality and customer service and support. Some of our competitors are companies, or operating units or divisions of companies that have consolidated with other companies and have become powertrain integrated. For example, two of the world's largest truck manufacturers have made recent acquisitions that increase their engine-making capacity in North America—DaimlerChrysler acquired Detroit Diesel and Volvo acquired Mack Trucks, Inc.

        Other competitors have greater financial and other resources than we do. As a result, our competitive position within the heavy-duty truck market has weakened over the last decade due to market share losses and the changing dynamics of the industry. In response to these conditions, we have entered into separate long-term supply agreements with Navistar, PACCAR and Volvo to provide long-term, stable pricing for our engines and eliminate certain dealer and end-user discounts. These agreements also provide for closer integration of product design, testing and development. In addition, we reduced our heavy-duty engine manufacturing capacity by consolidating our heavy-duty engine assembly and test operations at our Jamestown, New York facility. We expect stable pricing from the long-term agreements, our heavy-duty engine assembly consolidation, savings from Six Sigma projects and previous restructuring actions to improve our profitability in this market without being dependent upon a material gain in market share.

        In 2003, our first quarter performance was impacted by the significant pre-buy of existing engine models that occurred ahead of the October 1, 2002, emissions rule changes and the overall weak freight environment. By the second half of the year, the truck tonnage index was increasing and most of our markets were beginning to recover as general economic conditions improved and all of our business segments returned to profitability. Earlier this year we celebrated the shipment of our 1,000,000th 5.9-liter diesel engine for the Dodge Ram truck, which is manufactured at our Walesboro, IN, facility, highlighting 14 years of partnership with the Chrysler Group of DaimlerChrysler. In October, we extended our exclusive supply agreement with the Chrysler Group for diesel engines used in the Dodge Ram truck and in December, Ward's Communications, a leading provider of automotive industry news, data and analysis named the Cummins 5.9-liter engine for the Dodge Ram truck as one of the "10 Best Engines for 2004." In October, we announced that our ISB engine will become available in Thomas Built Buses beginning in January 2004. Thomas Built Buses, a leading manufacturer of school buses in North America and a member of the DaimlerChrysler Freightliner Group, is the first school bus manufacturer to offer the new emissions compliant ISB engine. The ISB was selected because of its quiet operation and low operating costs.

        Our 2003 performance in the Power Generation business was adversely affected by excess inventory in the market coupled with extreme pricing pressure and low volumes, but was partially offset by improved sales of our mobile generator sets to the recreational vehicle market. In August, our Power Generation Business and our Cummins distributor network responded to emergency power needs resulting from the blackout that affected much of the Northeast region of the U.S. and parts of Canada. During the height of this crisis, which helped absorb some of the industry capacity, we had more than 100 megawatts of rental power operating in the Northeast region.

        Our Filtration and Other Business performed well in 2003 with sales exceeding $1 billion, including strong sales growth from our new Fleetguard Emissions Solutions business. In 2003, Fleetguard signed multiple long-term supply agreements with major OEMs and opened a new 200,000 square foot manufacturing facility in Waynesboro, Georgia to support the growing small engine and recreational vehicle exhaust market in the Southeastern U.S.

        Net sales and earnings of our joint ventures and alliances increased significantly during 2003, primarily from the expansion of our joint venture in China, Dongfeng Cummins Engine Company. This joint venture, which is a supplier to China's second largest truck manufacturer, now has access to the most advanced full-electronic diesel engine platforms that Cummins provides.

        In December 2003, we announced that we will meet the 2007 U.S. EPA heavy-duty on-highway emissions standards by combining our existing cooled Exhaust Gas Recirculation (EGR) technology with particulate matter (PM) filters. Cooled EGR is the same technology that we have used since April 2002, and was selected after reviewing other aftertreatment technologies such as NOx adsorbers and selective catalytic reduction (SCR). Our experience with particulate filters and the availability of ultra-low-sulfur diesel fuel combine to give us the confidence in meeting these tough standards in the U.S. Additionally, while the EGR/PM filter combination is the right solution for 2007 in the U.S., we have selected SCR as the right technology to meet on-highway Euro IV emissions standards and certain off-highway applications.

Results of Operations

        Our net earnings were $50 million, or $1.27 per share, on sales of $6.30 billion in 2003 compared to net earnings of $82 million, or $2.13 per share, on sales of $5.85 billion in 2002. Net earnings in 2003 included a fourth quarter after-tax charge of $4 million, or $.09 per share, for the cumulative effect of a change in accounting principle resulting from the consolidation of a variable interest entity. A majority of our 2003 earnings were delivered in the fourth quarter, as business conditions and our profitability improved significantly in the second half of the year. Fourth quarter net earnings were $43 million in 2003, or $1.00 per share, compared to net earnings of $46 million, or $1.10 per share, in the fourth quarter of 2002. Our earnings from joint ventures and alliances were a record $26 million in the fourth quarter of 2003, compared to $6 million in the fourth quarter of 2002. Net earnings in 2002 include a pre-tax credit of $8 million for costs associated with restructuring actions, an $8 million pre-tax charge related to early extinguishment of debt and a $3 million after-tax credit for the cumulative effect of a change in accounting principle. Net earnings in 2002 also reflected a one-time $57 million favorable tax adjustment related to the settlement of income tax audits for the years 1994 through 1999. In 2001, we incurred a net loss of $103 million, or ($2.70) per share, including a net after-tax charge of $84 million related to restructuring actions.

Net Sales

        The table below sets forth net sales for each of our key business segments during the last three years:

	2003	2002	2001
	$ Millions
Engine	$3,631	$3,435	$3,121
Power Generation	1,329	1,226	1,422
Filtration and Other	1,056	951	889
International Distributor	669	574	562
Elimination of intersegment sales	(389)	(333)	(313)

	$6,296	$5,853	$5,681

        Sales increased in all of our business segments in 2003 compared to 2002, with a majority of the increase occurring in the second half of the year as economic conditions strengthened. Sales of our Engine Business increased $196 million, or 6 percent, primarily from higher sales to the Chrysler Group for the Dodge Ram truck. Power Generation sales increased $103 million, or 8 percent, compared to the prior year, buoyed by strong fourth quarter demand. Sales in the Filtration and Other Business reached the $1 billion level, up $105 million, or 11 percent year-over-year, reflecting demand improvement and increased market penetration. Sales in our International Distributor Business increased $95 million, or 17 percent, compared to 2002, primarily from strong engine and parts sales at our distributorships in Australia, Dubai and South Africa.

        Net sales for 2002 were $5.85 billion, an increase of $172 million, or 3 percent, compared to net sales in 2001. A majority of the increase was attributable to our Engine Business, which experienced a strong pre-buy of on-highway heavy-duty engines in advance of the October 1, 2002, EPA emissions deadline and higher sales of midrange engines for the Dodge Ram truck.

Gross Margin

        Our gross margin was $1.12 billion in 2003, $1.05 billion in 2002 and $1.01 billion in 2001, with related gross margin percentages of 17.8 percent, 17.9 percent and 17.8 percent, respectively. Compared to 2002, our 2003 gross margin percentage was relatively flat on a net sales increase of $443 million. Our gross margin on the new emissions compliant engine models was essentially flat compared to the pre-emission engines, as the effect of a pricing increase on the new engine models was offset by incremental costs of new parts and components and higher product coverage costs. However, our gross margin percentage appears lower as the gross margin dollar amount is now measured against a higher sales value due to the pricing action. Product coverage costs as a percentage of total net sales were flat year-over-year at 3.4 percent in 2003 and 2002.

        In 2002, our gross margin was $1.05 billion compared to $1.01 billion in 2001 with related gross margin percentages of 17.9 percent and 17.8 percent, respectively. Gross margin in 2002 was relatively flat compared to 2001 on a net sales increase of $172 million, reflecting changes in sales mix as we transitioned from mature engines to new engines in the latter half of the year. Margins on our new engine models are typically lower at introduction compared to mature engines. In addition, 2002 gross margin was also affected by lower fixed cost absorption in our Power Generation business due to a significant sales decline as a result of weak power generation demand. Product coverage costs were flat year-over-year at 3.4 percent of total net sales in 2002 and 2001.

Selling and Administrative Expenses

        Total selling and administrative expenses were $830 million (13.2 percent of net sales) in 2003 compared to $736 million (12.6 percent of net sales) in 2002. Included in the increase is $28 million from the impact of foreign exchange rate changes at our foreign entities. Of the total increase, approximately $56 million was related to selling expenses and $38 million to administrative expenses. The increase in selling expense is primarily attributable to higher compensation expense from incremental sales staffing ($13 million), funding of growth initiatives including outside consulting services ($11 million), increases in fringe expenses including pensions ($9 million), increases in variable incentive compensation due to higher segment earnings ($7 million) and other volume variable expenses that individually are not material. The increase in administrative expenses resulted from higher fringe benefit expenses, primarily pensions ($9 million), increases in audit and non-audit services, primarily resulting from a reaudit of the 2001 and 2000 Consolidated Financial Statements ($9 million), increases in legal fees ($7 million), higher salaries and wages from staffing increases ($5 million), and other miscellaneous items that individually are not material.

        Selling and administrative expenses were $736 million in 2002, an increase of $15 million, or 2 percent, compared to $721 million (12.7 percent of net sales) in 2001. The increase in selling and administrative expenses year-over-year is primarily a result of volume variable expenditures, funding of focused growth initiatives and higher variable compensation expense due to improved earnings, partially offset by cost reduction actions.

Research and Engineering Expenses

        Research and engineering expenses were $200 million (3.2 percent of net sales) in 2003 compared to $201 million (3.4 percent of net sales) in 2002, or a decrease of $1 million. Year-over-year salary and wages were lower ($10 million) as spending was reduced on heavy-duty development work following the launch of our new emissions compliant engines introduced in 2002 ($14 million), and from decreased expenses related to development costs of our European Engine Alliance joint venture ($10 million). This reduction in spending was partially offset by increased development work and testing on Euro emissions and on Tier II and III industrial emissions engines ($20 million), increased fringe expenses, primarily pension expense ($5 million) and other expenses that individually were not material.

        Research and engineering expenses in 2002 were $201 million, a decrease of $19 million, or 9 percent, compared to $220 million (3.9 percent of net sales) in 2001. Overall, research and engineering expenses were lower due to the cancellation of a major engine development program in the second quarter of 2001 and other productivity improvement and cost reduction actions, partially offset by higher engineering costs related to the development of our 2002 emissions products.

Equity, Royalty and Other Income from Investees

        Earnings from our joint ventures and alliances were $70 million in 2003 compared to $22 million in 2002, an increase of $48 million. The year-over-year increase was attributable to improved earnings across most of our joint ventures, primarily Dongfeng Cummins Engine Company Ltd. ($20 million), our North American distributor joint ventures ($9 million), The European Engine Alliance ($5 million), Chongqing Cummins Engine Company Ltd. ($4 million), our joint ventures in India, primarily Tata Holset and Tata Cummins Ltd. ($4 million) and our marine joint venture, Cummins MerCruiser ($3 million). Royalty income from joint ventures and alliances increased $3 million in 2003 compared to 2002.

        In April 2003, Dongfeng Automobile Company Ltd., which is a manufacturing licensee of our B series engine and a subsidiary of Dongfeng Motor Company, China's second largest truck manufacturer, and our wholly owned subsidiary Cummins (Xiangfan) Machining Company Ltd., a manufacturer of B Series cylinder blocks and cylinder heads were integrated into the existing Cummins and Dongfeng joint venture, Dongfeng Cummins Engine Company Ltd. The expanded joint venture, with a capacity in excess of 130,000 units, produces Cummins B, C and L series four-to nine-liter mechanical and full-electronic diesel engines with a power range from 100 to 370 horsepower. The increase in 2003 earnings reflects improvements in efficiency and lower production costs as a result of the integration.

        In 2002, our income from joint ventures and alliances was $22 million, compared to $10 million of income in 2001. The increase was a result of improved earnings across most of our joint ventures, particularly our joint ventures in China, earnings at our partially-owned distributor locations in North America and our marine joint venture with Mercury Marine, a division of Brunswick Corporation, Cummins MerCruiser Diesel.

Restructuring, Asset Impairment and Other Charges

        Through the end of 2002, we continued a restructuring program initiated in 1998 to improve our cost structure. The charges related to this program included staffing reorganizations and reductions in various business segments, asset impairment write-downs for manufacturing equipment, facility closure and consolidation costs, dissolution costs and restructuring actions related to joint venture operations, cancellation of a new engine development program and exit costs related to several small business operations.

        Our 2002 results include a net $8 million credit related to restructuring actions comprised of a net $2 million charge in the second quarter and a $10 million reversal of excess accruals in the fourth quarter. The net $2 million charge in the second quarter included $16 million for restructuring actions recognized in that quarter, offset by a reversal of $14 million of excess accruals. The reversal of excess accruals in the second and fourth quarters was primarily a result of 2001 and 2000 restructuring actions that were realigned or cancelled.

        In 2001, we recorded a net restructuring and other charge of $126 million related to the downturn in the North American heavy-duty truck market and several other end-markets. This action was necessary to achieve lower production costs and improve operating efficiencies under difficult economic conditions. The charge included staffing reorganizations and reductions in various business segments, asset impairment write-downs for manufacturing equipment, cancellation of a new engine development program, facility closure and consolidation costs and other exit costs related to small business operations.

        Note 7 of the Consolidated Financial Statements includes schedules that present by major cost component and by year of expense, activities related to restructuring actions for the years 2001 through 2003, including adjustments to the original charges. All activities associated with our 2001 and 2002 restructuring actions were completed as of December 31, 2002 and December 31, 2003, respectively.

        A discussion of our restructuring actions during this period follows.

  2002 Restructuring Actions

        In the second quarter of 2002, we announced further restructuring actions precipitated by weak market conditions, related primarily to our Engine and Power Generation businesses, and recorded additional restructuring charges of $16 million. The charges included $11 million attributable to workforce reduction actions, $3 million for asset impairments and $2 million related to facility closures and consolidations. Of this charge, $5 million was associated with our Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

        The charges included severance costs and related benefits of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. These actions reflect overall reductions in staffing levels due to closing operations and moving production to available capacity. The asset impairment charge related to equipment available for disposal. The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant. In the fourth quarter of 2002, the number and mix of employees terminated under this plan differed from our original estimate. As a result, approximately $1 million of excess accruals related to severance costs and related benefits were reversed. As of December 31, 2003, approximately 210 salaried and 350 hourly employees had been separated or terminated under this plan.

        This restructuring action was completed as of December 31, 2003 and approximately $2 million in liabilities related to this action were paid in 2003.

  2001 Restructuring Actions

        In the first half of 2001, we announced further restructuring actions as a result of the continuing downturn in the North American heavy-duty truck market and several other end-markets and recorded restructuring charges of $128 million, most of which was recorded in the second quarter. The charges included $18 million for workforce reduction actions, $68 million for asset impairment and $42 million related to cancellation of purchase commitments for capital and tooling equipment. In addition, we recorded a $1 million charge related to the divestiture of a small business operation. These charges were reduced by a $3 million reversal of excess accruals recorded in our 2000 restructuring action. Of the net $126 million charge, $113 million was associated with the Engine Business, $8 million with the Power Generation Business, $4 million with the Filtration and Other Business and $1 million with the International Distributor Business.

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

        The asset impairment charge and the charges for cancelled purchased commitments were related to an investment supporting a new engine development program that was cancelled in the second quarter of 2001. The charges included the cost of manufacturing equipment previously capitalized and cancellation charges for capital and tooling purchase commitments. The charge was reduced by the estimated salvage value related to the planned equipment disposals. During 2002, we recovered $9 million of salvage proceeds on planned equipment disposals. In addition, we reversed $6 million of the original restructuring accrual as we settled our equipment commitments for less than our original estimate. In the fourth quarter 2002, we transferred $3 million of previously impaired manufacturing equipment to another plant as a result of a subsequent decision to consolidate our ISX assembly and test operations and realigned our workforce reduction plan. These actions resulted in the reversal of an additional $12 million in excess charges related to this plan.

        This restructuring action was completed as of December 31, 2002 and approximately 511 salaried and 540 hourly employees were separated or terminated under the workforce reduction actions of this plan.

Interest Expense

        Interest expense was $90 million in 2003 compared to $61 million in 2002. Most of the increase resulted from higher debt levels ($15 million) and borrowing rates ($7 million) of our 9.5% Senior Notes issued in November 2002, and the required presentation of dividends on our preferred securities as interest expense ($11 million) effective July 1, 2003, in accordance with a new accounting standard (see Note 1 Recently Adopted Accounting Pronouncements). Previously, the dividends on our preferred securities were classified separately in our Consolidated Statements of Earnings. The preferred securities are now classified as long-term debt in our Consolidated Statements of Financial Position and were previously classified in our Consolidated Statements of Financial Position between long-term debt and shareholder's equity.

        Interest expense was $61 million in 2002 compared to $77 million in 2001, a decrease of $16 million. A majority of the decrease is a result of lower borrowings due to the issuance of our preferred securities in 2001 and lower interest rates on borrowings.

        The amount of interest expense paid in 2003, 2002 and 2001 was $90 million, $52 million and $80 million, respectively.

Loss on Early Retirement of Debt (2002)

        In November 2002, we elected to repay all of the outstanding 5.61% notes issued by our Employee Stock Ownership Plan (ESOP) trust. These notes would have matured in 2010. The election to repay the notes early was a result of a covenant conflict with our revolving credit facility that was entered into in November 2002. The aggregate repayment of the notes was approximately $51 million, plus an $8 million premium for early repayment and approximately $1 million of accrued interest. The $8 million premium for early repayment of the notes has been classified in our Consolidated Statements of Earnings as "Loss on early retirement of debt." See Note 1 of the Consolidated Financial Statements for additional information related to this transaction.

Other Income and Expense

        Other income and expense was a net $18 million of income in 2003 compared to a net $9 million of income in 2002, or a $9 million increase. Most of the increase is attributable to losses from foreign currency exchange transactions in 2002 ($14 million), primarily the U.K. Pound Sterling, Brazilian Real and the Argentine Peso.

        In 2002, other income and expense was a net $9 million of income compared to net amount of $0 million in 2001. A majority of the increase is a result of the discontinuance of goodwill amortization in accordance with a newly adopted accounting standard (see Note 6 of the Notes to Consolidated Financial Statements).

        Other income and expense includes several transactions comprising foreign currency exchange, interest income and other miscellaneous items. The major components of other income and expense, segregated between operating items and non-operating items, are disclosed in Note 15 of the Notes to Consolidated Financial Statements.

Provision for Income Taxes

        Our income tax provision in 2003 was $12 million compared to income tax benefits of $38 million in 2002 and $44 million in 2001. The 2002 income tax benefit included a one-time, $57 million favorable tax adjustment credit related to the settlement of U.S. Internal Revenue Service income tax audits for tax years 1994 through 1999. Our effective income tax rate for all years 2001 through 2003 was lower than the 35 percent U.S. corporate income tax rate because of reduced taxes on export sales, research tax credits and dividends on preferred securities, which are tax deductible as interest expense. We expect our 2004 effective tax rate to be higher than the 2003 effective tax rate, but still below the 35 percent U.S. Corporate income tax rate. The 2002 effective tax rates were 34 percent for restructuring credits and 35 percent for the loss on early retirement of debt. The effective tax rate in 2001 was 33 percent for restructuring charges. The amount of income taxes paid in 2003, 2002 and 2001 was $50 million, $30 million and $20 million, respectively. Please refer to Note 12 of the Consolidated Financial Statements for a more complete disclosure of our income taxes including a reconciliation of the income tax provision (benefit) that would be expected using the 35 percent U.S. Federal income tax rate to the actual income tax provision (benefit) recorded.

Minority Interests in Earnings of Consolidated Subsidiaries

        Minority interests in our consolidated operations were $14 million in 2003 compared to $16 million in 2002 and $15 million in 2001. The decrease in 2003 compared to 2002 is a result of lower earnings at Cummins India Limited, a 51 percent-owned subsidiary, and Wuxi Holset Ltd., a 55 percent-owned subsidiary, partially offset by income from our 60 percent-owned subsidiary in Brazil, Cummins Powerent Comericio e Locação, Ltda. The increase in 2002 minority interests over 2001 is primarily from higher earnings in the operating results of Cummins India Limited and Wuxi Holset Ltd.

Dividends on Preferred Securities

        Dividends on our preferred securities were $11 million in 2003 compared to $21 million in 2002 and $11 million in 2001. We issued our preferred securities in June 2001 through a wholly-owned subsidiary and accordingly, results in 2001 included dividend payments for only the last two quarters. In 2002, results included four quarters of dividend payments, while 2003 results included dividend payments for only the first two quarters due to the adoption of a new accounting standard. Effective July 1, 2003, dividends on our preferred securities were prospectively classified as interest expense in our Consolidated Statements of Earnings in accordance with this new standard (see Note 1 "Recently Adopted Accounting Pronouncements"). A description of our obligation relating to these preferred securities is provided in Note 9, Convertible Preferred Securities of Subsidiary Trust of our Consolidated Financial Statements.

Cumulative Effect of Change in Accounting Principles

  Consolidation of a Variable Interest Entity—2003

        As disclosed in our third quarter Form 10-Q, we have subsequently evaluated the impact of adopting FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), as it relates to a sale-leaseback transaction entered into in 2001 with a variable interest entity (VIE). Under the provisions of FIN 46, we determined that we are the primary beneficiary of the VIE due to a residual value guarantee obligation at the end of the lease term. Accordingly, we have recorded the cumulative effect of consolidating the VIE into our Consolidated Financial Statements as a change in accounting principle as of December 31, 2003. The cumulative effect of the change was a $6 million charge ($4 million after-tax, or $0.09 per share) and represents the reversal of the original sale-leaseback transaction as if it had not occurred, and the consolidation of the VIE from the inception of the lease. The effect of consolidating the VIE into our Consolidated Statements of Financial Position was to increase property, plant and equipment by a net $92 million (its current carrying value as if it had been depreciated since the lease inception) and a net increase in long-term debt, other liabilities and minority interests by $98 million. This transaction is discussed in Note 2 of the Consolidated Financial Statements and a description of our leasing transactions is provided in Note 18. The consolidation of the VIE had no impact on our 2003 Consolidated Statements of Earnings other than the reported cumulative effect at December 31, 2003.

  Change in Pension Measurement Date—2002

        During the fourth quarter of 2002, we changed the measurement date for measuring the investment return on assets invested in our pension plans and our minimum liability for pension plan obligations from September 30 to November 30. This change in measurement date aligns more closely with our fiscal year-end, and we believe provides a more current measurement of plan obligations and investment return on plan assets than previously presented. In accordance with generally accepted accounting principles, we have reported this change in our Consolidated Statements of Earnings as a change in accounting principle. The cumulative after-tax effect of the change was a $3 million increase in earnings, or $0.07 per share, and was recorded as of January 1, 2002. See Note 1 of the Consolidated Financial Statements for a discussion of this change.

Net Earnings (Loss)

        Net earnings in 2003 were $50 million, or $1.27 per share, compared to net earnings of $82 million or $2.13 per share in 2002 and a net loss of $103 million, or ($2.70), per share in 2001. Net earnings in 2003 included a net after-tax charge of $4 million for the cumulative effect of a change in accounting principle resulting from the consolidation of a financing variable interest entity. Net earnings in 2002 included a one-time $57 million favorable tax adjustment related to the settlement of income tax audits for the years 1994 through 1999, a pre-tax credit of $8 million for costs associated with restructuring actions, a pre-tax charge of $8 million related to early retirement of debt and a $3 million after-tax credit for the cumulative effect of a change in accounting principle for pensions. Absent the effects of the one-time tax adjustment, the restructuring credit and the charge for early retirement of debt, our performance in 2003 improved over 2002 primarily due to higher sales volume and the resulting margin and higher earnings at our joint ventures, partially offset by increased selling and administrative expenses and higher interest expense.

        Net earnings for 2001 included a net after-tax charge of $84 million related to restructuring actions. Excluding the effects of the one-time tax adjustment, restructuring credits, loss on early retirement of debt, and the cumulative effect of an accounting principle change, a majority of the increase in 2002 net earnings compared to 2001 net earnings is attributable to higher sales volume and improved overhead absorption at our manufacturing plants, earnings improvement in our Filtration and

Other Business, improved earnings at our joint ventures and alliances and the discontinuance of goodwill amortization, partially offset by losses in our Power Generation Business.

Business Segment Results

        We have four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributors. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. We evaluate the performance of each of our business segments based on earnings before interest, taxes, minority interests, and cumulative effect of accounting changes (Segment EBIT) and return on average net assets (excluding debt, taxes and minimum pension liability adjustment).

        Prior to January 1, 2004, inter-segment transactions between the Engine segment and the Power Generation segment and between the Filtration and Other segment and the Engine segment have been reported as a transfer at cost and no sale reported by the transferor segment. Beginning in the first quarter of 2004, such inter-segment activity will be reflected at a transfer price which is based upon market pricing discounted for certain items. As a result, sales in the Engine segment and the Filtration and Other segment are expected to increase, as will the amount reflected in eliminations. The expected impact on Segment EBIT cannot be determined since it will depend upon actual volumes and results.

Engine Business

        The net sales and segment EBIT for the Engine Business segment for the last three years were as follows:

	2003	2002	2001
	$ Millions
Net sales	$3,631	$3,435	$3,121
Segment EBIT	$70	$49	$(208)

        Total net sales for the Engine Business in 2003 increased $196 million, or 6 percent, compared to 2002. The increase was primarily due to strong sales of our ISB engine for the Dodge Ram truck. Total automotive-related engine sales were 71 percent of Engine Business sales in 2003 compared to 71 percent in 2002 and 67 percent in 2001.

        Net sales in 2002 increased $314 million, or 10 percent, compared to net sales in 2001, primarily due to an upturn in demand from heavy-duty truck OEMs prior to the October 1, 2002, new emissions standards and strong sales of our midrange engine for the Dodge Ram truck.

        Segment EBIT increased $21 million in 2003, or 43 percent, compared to 2002. The year-over-year improvement in earnings was primarily a result of higher engine volumes and the accompanying benefits of fixed cost absorption at our manufacturing plants and our consolidation of heavy-duty test and assembly operations ($20 million), higher earnings from joint ventures and alliances ($41 million) and reduced spending for research and development ($7 million), partially offset by increases in selling and administrative expenses ($38 million). The increase in joint venture income was attributable to higher volumes and earnings from our recently expanded China joint venture, Dongfeng Cummins Engine Co. Ltd., and earnings from our North American distributorships. The decrease in research and development expenses was a result of lower spending following the product launch of our 2002 emissions-compliant engines. The increase in selling and administrative expenses resulted from higher pension cost and higher variable compensation expense as a consequence of the earnings improvement.

        Segment EBIT in 2002 improved $257 million over the loss incurred in 2001. Operating results for 2001 included a $113 million pre-tax charge for restructuring actions. The year-over-year improvement was primarily attributable to better absorption of fixed costs as a result of higher engine volumes and benefits from cost reduction projects. During 2002 and 2001, the Engine Business lowered its break-even level through restructuring actions and cost-reduction efforts that were necessary to better align production costs with expected industry demand levels.

        A summary and discussion of net sales for the Engine Business by market follows:

	2003	2002	2001
	$ Millions
Heavy-Duty Truck	$1,100	$1,069	$940
Medium-Duty Truck and Bus	560	599	577
Light-Duty Automotive	935	781	576

Total Automotive	2,595	2,449	2,093
Industrial	1,036	986	1,028

	$3,631	$3,435	$3,121

        Unit shipments for the Engine Business were 317,800 units in 2003, an increase of 9,600 units, or 3 percent, compared to unit shipments a year earlier. Unit shipments in 2002 were 308,200, an increase of 24,000 units, or 8 percent, compared to 2001 shipments. A summary of unit shipments by engine category for the last three years follows:

Unit shipments	2003	2002	2001
Midrange	266,800	251,100	231,900
Heavy-Duty	47,400	53,600	48,200
High-Horsepower	3,600	3,500	4,100

	317,800	308,200	284,200

  Heavy-Duty Truck

        Sales to the heavy-duty truck market were $1.1 billion in 2003, up $31 million, or 3 percent, compared to sales in 2002. The increase was primarily attributable to modest recovery in the North American truck industry evidenced by strong fourth quarter demand as sales increased 15 percent compared to the previous quarter. Unit shipments of heavy-duty truck engines declined 14 percent in 2003 compared 2002. The decrease in 2003 shipments compared to 2002, was a result of the large pre-buy activity prior to the North American October 1, 2002, EPA emissions standards. The decline in 2003 volumes was more than offset by the unit price increase in our new ISX and ISM emissions compliant engines and increased part sales.

        In 2002, sales of heavy-duty truck engines increased $129 million, or 14 percent, compared to 2001. The increased sales were primarily in response to accelerated purchases prior to the October 1, 2002, date of the new EPA emissions standards. Unit shipments of heavy-duty truck engines were 43,400 units in 2002 compared to 37,900 units in 2001, an increase of 15 percent year-over-year.

  Medium-Duty Truck and Bus

        Medium-duty truck and bus revenues declined $39 million, or 7 percent, in 2003 compared to 2002. The majority of the decrease was a result of lower bus engine sales as engine sales for medium-duty trucks were essentially flat compared to 2002. Worldwide bus engine sales declined 37 percent in 2003 and unit shipments declined 39 percent, primarily in North America, due to a decline in market share from a major bus OEM and lower engine sales to a China bus OEM that were replaced by sales from one of our joint ventures in China.

        Sales to the medium-duty truck and bus markets increased $22 million, or 4 percent, in 2002 compared to 2001, reflecting a slight increase in demand as a result of the October 1, 2002, emissions standards. Unit shipments to North American medium-duty truck OEMs declined 24 percent in 2002 compared to 2001 while shipments to international OEMs increased 10 percent, primarily in Asia. Sales of bus engines declined 8 percent globally compared to 2001, while unit shipments declined 11 percent, primarily to international OEMs as shipments to North American OEMs declined 3 percent.

  Light-Duty Automotive

        Sales from our light-duty automotive market increased $154 million, or 20 percent, in 2003 compared to 2002 revenues. Total unit shipments were 150,300, up 21 percent compared to the prior year. Engine shipments to DaimlerChrysler for the Dodge Ram truck set a record in 2003, increasing 28 percent, compared to the prior year, primarily driven by increased demand and market share improvement. Unit shipments of medium-duty engines to the recreational vehicle market declined 13 percent year-over-year, reflecting a pre-buy of engine models in 2002 prior to the new emissions standards.

        Sales to the light-duty automotive market in 2002 increased $205 million, or 36 percent, compared to 2001 sales. Total unit shipments increased 27 percent compared to the prior year, with shipments to DaimlerChrysler up 31 percent, primarily driven by the introduction of the new Dodge Ram truck model in mid-year 2002. Unit shipments to recreational vehicle OEMs increased 38 percent year-over-year from previously weak demand levels reflecting some recovery in consumer markets and growth in the diesel-powered segment of this market.

  Industrial

        Total industrial sales in 2003 to the construction, mining, marine, agricultural, oil and gas, government and rail markets increased $50 million, or 5 percent, compared to 2002, while unit shipments declined 2 percent year-over-year reflecting a change in sales mix to higher-priced engines. Approximately 39 percent of total industrial unit shipments were to North American markets and 61 percent to international markets. Sales to the construction segment of this market increased 9 percent year-over-year with unit shipments to North American OEMs down 10 percent and shipments to international OEMs up 9 percent.

        Unit shipments of our K and Q series high-horsepower engines to mine equipment OEMs in North America declined 6 percent in 2003, while unit shipments to international OEMs increased 44 percent, primarily from gains in market share. Engine shipments to the marine market declined 20 percent in 2003 compared to 2002, partially as a result of our new joint venture with Brunswick Corporation, Cummins MerCruiser Diesel Marine LLC. Sales of our midrange and heavy-duty engines for recreational marine applications are now recorded by the joint venture. Unit shipments of heavy-duty engines to the recreational marine market increased 32 percent in 2003.

        Engine shipments to the agricultural equipment market increased 9 percent compared to 2002, as the 10 percent decline in shipments to North American OEMs was more than offset by a 32 percent increase in shipments to international OEMs in Latin America. Engine shipments to the recently entered oil and gas market increased significantly in 2003 compared to a low base in 2002, primarily due to market share penetration in North America with our K series engine. Sales of high-horsepower engines to the government market, primarily V series military applications, increased 59 percent in 2003 compared to 2002. Unit shipments of our high-horsepower K series engines to the rail equipment market, primarily international railcar builders, declined 30 percent in 2003 as a result of weakening demand.

        Industrial engine sales in 2002 declined $42 million, or 4 percent, compared to 2001, with declines in all major markets with the exception of agricultural which experienced strong demand from sales to

Latin America. A majority of the decline in the industrial engine markets was attributable to lower capital spending as OEMs adjusted to weak market conditions.

  Consolidation of Heavy-Duty Engine Assembly (2002)

        In the fourth quarter of 2002, we consolidated our heavy-duty engine assembly and test operations at our Jamestown, NY plant. This action was part of our continuing effort to reduce production costs. Approximately 200 positions in the Heavy-Duty Engine Business at our Columbus, IN plant were eliminated as a result of the consolidation. The consolidation was completed during the first quarter of 2003, and the costs of the consolidation were absorbed by current operations.

Power Generation Business

        The net sales and EBIT for the Power Generation Business for the last three years were as follows:

	2003	2002	2001
	$ Millions
Net sales	$1,329	$1,226	$1,422
Segment EBIT	$(15)	$(25)	$74

        Net sales in our Power Generation Business were up $103 million or 8 percent, compared to 2002. A majority of the sales increase occurred in the second half of the year, as general economic conditions improved and demand for commercial power equipment began to recover. Overall, sales of generator drives increased 22 percent, alternator sales increased 24 percent, sales of small generator sets to the consumer mobile/RV market increased 8 percent and sales of commercial generator sets were flat year-over-year.

        Power Generation net sales in 2002 were down $196 million, or 14 percent, compared to 2001. A majority of the decline was a result of slow economic growth and weak market demand in the commercial sector, as generator set sales declined 26 percent and generator drive sales decreased 24 percent. The sales decline was partially offset by increased sales to the consumer mobile/RV market, up 22 percent compared to 2001.

        A summary of engine shipments for Power Generation by engine category follows:

Unit Shipments	2003	2002	2001
Midrange	14,000	14,000	13,800
Heavy-duty	5,300	4,300	6,900
High-horsepower	5,200	5,400	7,000

	24,500	23,700	27,700

        Total unit sales for Power Generation in 2003 increased 800 units, or 3 percent, compared to 2002 and 2002 unit sales decreased 4,000 units, or 14 percent, compared to 2001. Sales of generator drive units powered by midrange engines were flat compared to 2002, while unit sales of generator sets powered by midrange engines increased 1 percent. Total sales of heavy-duty engines increased 1,000 units, or 23 percent, compared to 2002. Shipments of heavy-duty powered generator drive units increased 23 percent from a year ago, while shipments of heavy-duty powered generator sets increased 17 percent. High-horsepower unit sales, which typically have higher margins, decreased 200 units, or 4 percent compared to 2002. Unit sales of high-horsepower generator drive units increased 5 percent year-over-year, while unit sales of high-horsepower generator sets decreased 15 percent from the prior period. The overall increase in 2003 unit sales of generator drive and generator sets is attributable to improvement in commercial markets during the second half of the year. Sales of power generation equipment in North America were flat in 2003 compared to 2002 with sales to international locations up 11 percent, primarily in India, South Pacific, Brazil, Mexico and Europe. Alternator sales increased 24 percent in 2003 compared to 2002 while sales of small generator sets for the consumer mobile/RV market increased 8 percent, reflecting strong demand in this segment and penetration of the consumer-towable RV market.

        Total unit sales to power generation markets in 2002 decreased 4,000 units, or 14 percent compared to 2001. Generator drive units powered by midrange engines increased 18 percent over the same period, while unit sales of generator sets powered by midrange engines were down 15 percent. Total unit sales of heavy-duty engines decreased 2,600 units, or 38 percent, compared to 2001. Shipments of heavy-duty powered generator drive units were down 45 percent from a year ago, while shipments of heavy-duty powered generator sets decreased 21 percent year-over-year. High-horsepower unit sales decreased 1,600 units, or 23 percent compared to 2001. Unit sales of high-horsepower generator drive units declined 11 percent year-over-year, while unit sales of high-horsepower generator sets decreased 34 percent from the prior period. The overall decline in 2002 unit sales of generator drive and generator sets was attributable to weak demand in commercial markets. Most of the decline in generator drive units for stationary power occurred in North America, Latin America and Europe and was offset by slight increases in shipments to India and Southeast Asia markets. A majority of the decline in generator set units was attributable to weak demand in North America, Latin America and Europe. Sales of alternators increased 6 percent in 2002 compared to 2001, while sales of small generator sets for the consumer mobile/RV market increased 22 percent, reflecting strong demand in this segment.

        In 2003, Power Generation incurred a loss before interest and taxes of $15 million, compared to a $25 million loss before interest and taxes in 2002, an improvement of $10 million year-over-year. The improvement was attributable to an increase in gross margin on higher sales during the second half of the year ($16 million) and improved earnings at joint ventures ($4 million), partially offset by increased selling and administrative expenses ($17 million) and other items that individually were not material. The increase in sales was a result of modest demand improvement, primarily in the second half of the year, as overall economic conditions began to improve.

        In 2002, Power Generation incurred a loss before interest and taxes of $25 million compared to Segment EBIT of $74 million in 2001. The overall decline in earnings before interest and taxes year-over-year was attributable to a number of factors. First was the decline in volume due to weak market conditions. Second was a shift in sales mix, with a decline in unit shipments of higher margin, heavy-duty and high-horsepower products to midrange powered products. Third, the overall decline in sales volume resulted in under-absorption of fixed overhead costs at our manufacturing facilities. Fourth, excess inventory in the marketplace continued to create pricing pressures resulting in heavier discounting to retain market share. Finally, utilization of Power Generation's rental fleet was lower in 2002 compared to 2001 due to overall weak demand, resulting in lower profitability of our rental fleet business.

Filtration and Other Business

        The net sales and segment EBIT for the Filtration and Other Business segment for the three years ended December 31, 2003, were as follows:

	2003	2002	2001
	$ Millions
Net sales	$1,056	$951	$889
Segment EBIT	$86	$94	$64

        The Filtration and Other Business achieved record net sales in 2003, topping the $1 billion mark, as sales increased $105 million, or 11 percent, compared to 2002. Sales of filtration products in the U.S. increased $63 million, or 12 percent, compared to 2002 sales, while sales to international locations also increased 12 percent, most notably in Europe, Asia, Australia and South Africa, partially offset by sales declines in Canada and Mexico. The increase in sales was primarily volume related and reflected higher OEM demand and increased aftermarket sales of filtration products. Sales of Holset turbochargers increased 22 percent in 2003 compared to 2002, with strong demand from OEMs, aftermarket sales and sales to joint ventures partially offset by sales declines in China due to lower market share caused by local sourcing.

        Filtration and Other Business sales in 2002 were up $62 million, or 7 percent, compared to 2001 sales. Revenues from filtration products in the U.S. increased $30 million, or 6 percent, over 2001, reflecting demand improvement and increased market penetration at North American OEMs. Sales to OEMs in Europe, Australia, Mexico and other international locations also increased in 2002 compared to 2001. Sales of Holset turbochargers increased 15 percent compared to 2001, primarily from strong demand in China. Approximately 27 percent of the increase in 2002 net sales for this segment is attributable to Holset products.

        Segment EBIT for the Filtration and Other Business declined $8 million, or 9 percent, compared to 2002. Earnings were lower in 2003 primarily from higher selling and administrative expenses ($19 million) and research and engineering expenses ($5 million) offset by volume driven improvement in gross margin ($13 million) and improved earnings at joint ventures ($2 million). Most of the increase in selling and administrative expenses was attributable to the incremental costs of funding targeted growth initiatives, increased logistics costs and higher employee benefit costs, including pensions.

        Segment EBIT for the Filtration and Other Business in 2002 was up $30 million, or 47 percent, compared to 2001. The improved profitability was driven by increased volumes and the discontinuance of approximately $9 million in goodwill amortization. In addition, benefits from restructuring actions and Six Sigma cost reduction efforts helped to offset incremental start-up expenses from this segment's new Emission Solutions business.

International Distributor Business

        The net sales and segment EBIT for the International Distributor Business segment for the three years ended December 31, 2003, were as follows:

	2003	2002	2001
	$ Millions
Net sales	$669	$574	$562
Segment EBIT	$40	$29	$26

        2003 was a record sales year for our International Distributor Business aided by strong fourth quarter sales. Sales increased $95 million in 2003, or 17 percent, compared to 2002. Engine sales were relatively flat year-over-year, while part sales increased 31 percent in 2003 and sales of power generation equipment increased 50 percent, primarily at our Dubai distributor. Sales increased at all distributor locations with the exception of Hong Kong and Zimbabwe, with significant increases in Australia, India, South Africa, Dubai and Central Europe, primarily the U.K. and Ireland.

        Net sales in the International Distributor Business increased $12 million in 2002, or 2 percent, compared to 2001. Sales of parts and engines increased at distributor locations in Australia, East and Southeast Asia, partially offset by sales declines in Latin America, primarily Argentina, and Central Europe, predominantly Germany. Sales in 2001 included $42 million of sales to certain OEMs that are now classified and reported as sales in the Engine Business. This reporting change did not affect earnings results in either business segment.

        Segment EBIT for the International Distributor Business increased $11 million in 2003, or 38 percent, compared to 2002. The increase in earnings was attributable to improved gross margin from higher sales volumes ($24 million), partially offset by increases in volume variable expenditures, primarily selling and administrative expenses ($19 million). The $3 million earnings improvement in 2002 compared to 2001 was primarily a result of increased engine, parts and service sales at our distributors in East Asia, Southeast Asia and South Pacific, offset by lower sales from distributors in Central Europe, primarily Germany.

Geographic Markets

        Sales to international markets in 2003 were $2.94 billion, or 47 percent of total net sales, compared to $2.65 billion, or 45 percent of total net sales, in 2002 and $2.64 billion, or 46 percent of total net sales, in 2001. A summary of our net sales by geographic territory for the last three years follows:

	2003	2002	2001
	$ Millions
Unites States	$3,356	$3,202	$3,045

Asia/Australia	$1,112	$1,023	$901
Europe/CIS	827	763	832
Mexico/Latin America	475	423	471
Canada	292	283	303
Africa/Middle East	234	159	129

Total international	2,940	2,651	2,636

	$6,296	$5,853	$5,681

        Shipments of heavy-duty truck engines to international markets in 2003 were relatively flat compared to a year ago, down 1 percent, primarily in Central Europe, partially offset by increased sales to OEMs in Mexico and Asia. Shipments of midrange automotive engines to international markets increased 14 percent in 2003 compared to 10 percent growth in 2002, primarily to OEMs in Latin America and Brazil. Engine shipments to international bus markets increased 5 percent compared to a year ago, primarily to Europe and China. Shipments of light-duty automotive engines to international markets increased 4 percent in 2003 compared to 2002. Industrial engine shipments to international locations increased 5 percent in 2003 compared to 2002, primarily to agricultural OEMs, up 32 percent on strong demand in Latin America, and to construction equipment markets, up 9 percent, primarily in Asia. Engine shipments to international mining markets increased 44 percent, and shipments to rail markets decreased 29 percent from the prior year.

        Sales to the Asia/Australia region increased $89 million, or 9 percent, compared to 2002, primarily from increased demand for engines and generator drives, sales at our Australian distributorship and the favorable impact of currency changes. Sales to Europe/CIS, representing 28 percent of international sales and 13 percent of total sales in 2003, increased 8 percent compared to the prior year, mostly in the midrange truck markets in the U.K. and our distribution business in the U.K. and Ireland. Sales in Mexico and Latin America increased $52 million, or 12 percent, in 2003 compared to 2002, primarily from higher sales to agricultural OEMs and higher power generation revenues. Sales to Canada, representing 10 percent of international sales and 5 percent of total sales in 2003, increased 3 percent compared to 2002. Sales to Africa and the Middle East increased $75 million, or 47 percent, in 2003 compared to 2002, primarily from engine and parts sales at our distributors in Dubai and South Africa.

        Net sales to international markets increased $15 million, or less than 1 percent, in 2002 compared to 2001. Sales decreased in all geographic regions in 2002 with the exception of Asia and Australia, up $122 million or 14 percent, primarily driven by higher sales to China and higher sales at our distributor locations in those regions and Asia, Africa and the Middle East where sales increased $30 million, or 23 percent.

Liquidity and Capital Resources

  Overview of Capital Structure

        Since fiscal 2000, we have made a strategic effort to improve our cost structure and improve efficiencies from continuing operations through monetization of assets and restructuring actions. As a result, we have undertaken various initiatives to improve cash flow, reduce debt obligations and improve our financial flexibility. Our operations have historically generated sufficient cash to fund our businesses, capital expenditures, research and development and dividend payments. Cash provided by continuing operations is a major source of our working capital funding. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we use periodic borrowings, primarily our receivable securitization program and our revolving credit facility, to fund our working capital requirements.

        We entered into our receivable securitization program in the fourth quarter of 2000, to provide a cost-effective method to fund our trade accounts receivable. This program diversified our funding base by providing a flexible source of funding that is not reported on our balance sheet. In December 2003, this program expired and there were no amounts outstanding under the program as of December 31, 2003. In January 2004, we entered into a similar type of program with a different financial institution. A more complete description of this accounts receivable securitization program, which discloses certain cash flows related to the program, is found below under the caption, "Off Balance Sheet Financing—Accounts Receivable Securitization Program" and in Note 4 to the Consolidated Financial Statements. We have available various short and long-term credit arrangements, which are discussed below and disclosed in Note 8, "Borrowing Arrangements", of our Consolidated Financial Statements.

        We believe our cash generated from operations, credit arrangements and our accounts receivable securitization program provide the financial flexibility required to satisfy future short-term funding requirements for our debt service obligations, capital spending, pension funding, and projected working capital requirements. Our next major fixed cash payment obligation occurs in March 2005 when our 6.45% Notes with principal amount of $225 million mature. We expect to refinance or repay all or a portion of the principal amount of these Notes prior to their maturity date. As of December 31, 2003, our total debt including convertible subordinated debentures was $1.429 billion compared to $1.428 billion, including our preferred securities of subsidiary trust, at December 31, 2002. Included in long-term debt at December 31, 2003, is $90 million attributable to consolidating a leasing entity in which we have a variable interest (see Notes 2 and 8 of the Notes to the Consolidated Financial Statements). Total debt, including our convertible subordinated debentures (and in 2002 our preferred securities of subsidiary trust), as a percentage of our total capital including total long-term debt, was 60.1 percent at December 31, 2003, compared to 62.9 percent at December 31, 2002. Based on projected cash flows from operations and existing credit facilities, management believes the Company has sufficient liquidity to meet anticipated capital, debt and dividend requirements in the foreseeable future.

  Restructuring Actions

        During 2000, 2001 and 2002 we recorded significant charges to restructure our operations, largely focused in our Engine Business. These actions and the resulting charges were primarily taken in response to the downturn in the North American trucking industry and related conditions and included workforce reductions, asset impairment losses, termination of a new engine development program and other charges. Total net cash outflows associated with these actions approximated $91 million, including $2 million in 2003, $25 million in 2002 and $59 million in 2001. The associated annual savings of these restructuring actions were estimated at $97 million. The restructuring actions we have taken during the last three years are described in Note 7 to the Consolidated Financial Statements. All of our

restructuring actions are complete and there are no future cash payment obligations related to these programs.

  2002 Financing Activity

        In November 2002, we issued $250 million of unsecured 9.5% Senior Notes that mature in 2010. Proceeds from the issuance were approximately $244 million, net of debt issue costs and were used to repay our $125 million 6.25% Notes that matured in March 2003 and for general corporate purposes, including repayment of balances outstanding at the end of 2002 under our receivable securitization program. Interest on the Notes is payable on June 1 and December 1 each year. We can redeem the Notes in whole or in part at any time after December 1, 2006, at a premium value equal to 104.75% of par, declining to par in 2008, plus accrued interest.

        In connection with the 2002 Senior Notes offering, we agreed to file an exchange offer registration statement with the SEC and complete that offer no later than May 19, 2003. As a result of the delay in filing our 2002 Annual Report on Form 10-K with the SEC, we were unable to complete the exchange offer and became contractually obligated to pay additional interest on the Notes. For each 90-day delay in the completion of the exchange offer, the premium interest rate on the notes increased by an additional 0.25% per annum up to a 1% maximum increase until such time as the exchange offer is completed. As of December 31, 2003, we were paying an additional 0.75% interest on the Notes and the total amount of premium paid in 2003 was $0.7 million. The exchange offer registration statement was declared effective on February 24, 2004. Upon completion of the exchange offer (expected in March 2004), the interest rate on the Notes will return to 9.5%. A more complete description of our Senior Notes is disclosed in Note 8 of the Consolidated Financial Statements.

  Available Credit Capacity

        The following table provides the components of available credit capacity as of December 31, 2003:

	2003	2002
	$ Millions
Revolving credit facility	$276	$291
International credit facilities accessible by local entities	52	98
International credit facilities accessible by corporate treasury	36	30
Accounts receivable (1)	—	56

	$364	$475

(1)
Our receivable program expired in December 2003. In January 2004, we entered into a new three-year agreement for a similar revolving accounts receivable program with a different financial institution (see discussion below under the caption "Off Balance Sheet Financing—Accounts Receivable Securitization Program").

  Cash Flows

        The following table summarizes the key elements of our cash flows for the last three years:

	2003	2002	2001
	$ Millions
Net cash provided by operating activities	$158	$193	$152
Net cash used in investing activities	(135)	(152)	(140)
Net cash provided by (used in) financing activities	(145)	131	(2)
Effect of exchange rate changes on cash	6	2	(1)

Net change in cash and cash equivalents	$(116)	$174	$9

        Operating Activities.    Net cash provided by operating activities declined $35 million in 2003. The decrease was largely due to lower net earnings, down $32 million year-over-year, partially offset by $21 million of non-cash reversal of restructuring actions in 2002. In addition, net non-cash adjustments for equity in earnings of investees decreased $45 million year-over-year due to higher joint venture earnings, while non-cash adjustments for minority interests declined $2 million. Cash from operations benefited by receiving $22 million from joint ventures in 2003 compared to $12 million of cash received in 2002. Cash from operations was also impacted by contributions to our pension plans of $118 million in 2003 compared to $81 million in 2002, or an incremental cash outflow of $37 million. Net changes in working capital consumed $95 million of cash during 2003 compared to $126 million in 2002, or an improvement in net cash used for working capital of $38 million. The change in net cash used for working capital was comprised of a reduction in accounts receivable of $23 million and a $55 million decrease in the repayment of sold receivables, which improved working capital year-over-year by $78 million. Part of this improvement was offset by a $63 million increase in inventory compared to a $46 million decrease in inventory a year ago, or a net use of $109 million in working capital. Most of the increase in inventory is a result of higher production levels necessary to meet increased demand. Accounts payable, accrued expenses and other items provided $32 million of working capital in 2003 compared to a use of $30 million in 2002, with most of the increase resulting from higher pension liabilities and variable compensation.

        Investing Activities.    Net cash used in investing activities was $135 million in 2003 compared to $152 million a year ago, or a decrease of $17 million. A majority of the decrease was from lower investments in and advances to our joint ventures, down $56 million in 2003 compared to 2002. The advances include both long-term investment and short-term funding for working capital needs of our joint ventures. Earnings at our joint ventures improved significantly in 2003 compared to 2002, requiring less funding. Partially offsetting the higher advances to joint ventures in 2002 were $32 million in proceeds from business dispositions. Cash outflows for capital expenditures and software increased $21 million and $9 million, respectively, in 2003 compared to 2002, primarily in the second half of the year as business conditions improved and spending levels increased. Cash outflows for capital expenditures are expected to range between $125 million and $135 million in 2004. Purchases of marketable securities used $137 million of cash during 2003 compared to $116 million in purchases a year ago, or a $21 million cash outflow from investing activities, primarily at Cummins India Limited (CIL). This decrease, however, was more than offset by $134 million in cash proceeds from the sale of marketable securities in 2003 compared to $86 million in cash proceeds from securities sales a year ago, or a net cash inflow of $27 million year-over-year, again primarily from investing activities at CIL.

        Financing Activities.    During 2003, our financing activities resulted in a cash outflow of $145 million compared to a cash inflow of $131 million a year ago. A majority of the cash inflow in 2002 resulted from the issuance of our $250 million 9.5% Senior Notes during the fourth quarter. Net proceeds from this issuance were used to repay borrowings under our accounts receivable securitization program at the end of 2002 and for payment of our $125 million 6.25% Notes that matured in March 2003. Net borrowings of less than 90 days under our short-term credit arrangements provided $7 million of cash in 2003 compared to a net $4 million cash outflow in 2002. Cash proceeds from the issuance of common stock were $52 million in 2003 compared to $15 million in 2002, or an increase of $37 million. The increase is attributable to the exercise of a significant number of common stock options during the second half of the year due to favorable market conditions. Additional cash outflows from financing activities during 2003 and 2002 were $50 million in dividend payments on common stock. Other financing transactions used $23 million in cash in 2003, compared to $1 million used in 2002, or a net cash ouflow of $22 million, primarily from dividends paid to minority shareholders and retirement of common stock.

        Cash and cash equivalents decreased $116 million during 2003 and were $108 million at the end of the year compared to $224 million at the beginning of the year. Cash and cash equivalents were higher in 2002 as a result of receiving $244 million in proceeds in the fourth quarter from the issuance of our 9.5% Senior Notes.

  Cash Requirements

        A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2003, is shown in the tables below.

Contractual Cash Obligations ($ Millions)	2004	2005- 2006	2007- 2008	After 2008	Total
Loans payable	$28	$—	$—	$—	$28
Long-term debt and capital lease obligations	21	272	65	1,043	1,401
Operating leases	54	58	36	72	220
Capital expenditures	57	—	—	—	57
Purchase commitments for inventory	329	—	—	—	329
Other purchase commitments	88	35	3	—	126
Pension funding obligations(1)	120	—	—	—	120

	$697	$365	$104	$1,115	$2,281

(1)
Pension funding obligations are included only for 2004 as the amount of our funding obligations beyond the next year are not yet determinable.

Other Commercial Commitments ($ Millions)	2004	2005- 2006	2007- 2008	After 2008	Total
Standby letters of credit and performance bonds	$146	—	—	—	$146
Guarantees	178	—	—	—	178

	$324	$—	$—	$—	$324

  Financial Covenants and Credit Rating

        A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. Our corporate credit rating is determined by independent credit rating agencies and comprises an annual assessment of the creditworthiness of our debt securities and other obligations. It is intended to measure the probability of the timely repayment of principal and interest of our notes and short-term debt. Generally, a higher credit rating leads to a more favorable effect on the marketability of our debt instruments in the capital markets. A credit rating of Baa3 or higher by Moody's or a rating of BBB or higher by Standard & Poor's, two of the major credit rating agencies, is considered investment grade. Currently, the corporate credit rating of our debt securities is below investment grade.

        In April 2002, Moody's lowered our long-term and short-term debt ratings primarily as a result of the continued weakness in the North American heavy-duty truck market. Our senior unsecured long-term debt rating was lowered from Baa3 to Ba1 with a Stable outlook. The short-term rating, which applies to our short-term borrowings, was lowered to Not-Prime from Prime-3. At the same time, Standard & Poor's reaffirmed its rating of Cummins debt at BBB- and expected our liquidity and credit protection measures to remain satisfactory for the current rating.

        In October 2002, Moody's confirmed the long-term rating of our senior debt at Ba1, but changed the outlook to Negative from Stable. Also in October, Standard & Poor's lowered our corporate credit rating to BB+ from BBB- with a Negative outlook, primarily as a result of declining power generation sales and weak demand in the heavy and medium-duty truck industry. In November 2002, Moody's lowered our long-term senior unsecured debt rating from Ba1 to Ba2 as a result of our securing borrowings under the revolving credit facility. Also in November 2002, Fitch initiated coverage of our debt and has not revised their rating since that time.

        Any rating can be revised upward or downward or withdrawn at any time by a rating agency if it decides the circumstances warrant that change, and there can be no assurance that our debt ratings will not be lowered further or withdrawn by a rating agency. Any future lowering of our debt ratings could further increase the cost of our financing agreements and arrangements, and may have a negative impact on our ability to access the capital markets or borrow funds at current rates. We expect our corporate credit rating to be reviewed again in mid-year 2004.

        Our current ratings and ratings outlook from each of the credit rating agencies are shown in the table below. Each of the ratings should be viewed independently of any other rating.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Ba2	Non Prime	Negative
Standard & Poor's	BB+	WR	Negative
Fitch	BB-	BB+	Negative

        We do not believe a further downgrade of our credit rating will have a material impact on our financial results, financial condition or access to sufficient liquidity. However, one of our goals is to regain an investment grade credit rating from the rating agencies. To achieve that goal, we have put significant management focus on increasing earnings, improving cash flow and reducing financial leverage. A discussion of the impact of the credit ratings on our financing arrangements follows.

  Revolving Credit Facility

        In November 2002, we entered into a new revolving credit facility that replaced our prior revolving credit facility. The credit facility provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. Borrowings are primarily available in U.S. dollars, although up to $60 million of the new credit facility is available for multicurrency borrowing and letters of credit, up to $150 million is available for letters of credit and up to $50 million is available for swing-line loans. We and a number of our subsidiaries are permitted to borrow and obtain letters of credit under the new revolving credit facility, although the aggregate amount of borrowings by, and letters of credit issued for the benefit of, our subsidiaries under the new facility may not exceed $60 million.

        We guarantee all borrowings of our subsidiaries under the revolving credit facility. In addition, our principal domestic subsidiaries guarantee all borrowings under the revolving credit facility, although certain of those guarantees are limited by the terms of our existing public indenture (which governs a number of our existing notes and debentures) that restrict the ability of our subsidiaries to incur or guarantee indebtedness, and are limited by similar terms in the indenture governing our $250 million Senior Notes.

        Borrowings under the revolving credit facility (other than swing-line loans) bear interest at a rate equal to, at our option:

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

        Following the November 2002 downgrade from Moody's discussed above, the effective rate of interest on our borrowings under the revolving credit facility increased from LIBOR plus 175 basis points (1.75%) to LIBOR plus 200 basis points (2.0%). The effective rate of interest on our borrowings under the revolving credit facility also increases 12.5 basis points (.125%) when more than one-third of our borrowing capacity is utilized. In January 2004, we issued a letter of credit to a financial institution that resulted in the aggregate amount of letters of credit outstanding under this facility to exceed one-third of our borrowing base. As a result, interest on our borrowings outstanding under the revolving credit facility increased from LIBOR plus 200 basis points (2.0%) to LIBOR plus 212.5 basis points (2.125%).

        Swing-line loans bear interest at the ABR plus a spread based on our credit rating and utilization of the new revolving credit facility or such other rate as is agreed to by us and the swing-line lender. We are required to pay quarterly facility fees on unused commitments under the new revolving credit facility, which fees are based upon our credit rating. We also are required to pay an annual administration fee to the administrative agent for the facility.

        Our obligations and the obligations of our subsidiaries under the revolving credit facility are collateralized by security interests in substantially all of our assets and the assets of our domestic subsidiaries that guarantee obligations under the facility (other than shares of stock or indebtedness of our subsidiaries that are "restricted subsidiaries" under the terms of our existing public indenture and other than assets that are considered "principal properties" of ours or of our "restricted subsidiaries" under the terms of our existing public indenture).

        The terms of the revolving credit facility contain covenants that restrict our ability, and the ability of our subsidiaries, to among other things, incur liens, enter into sale and leaseback transactions, enter into merger, consolidation or asset sale transactions, dispose of capital stock of subsidiaries, incur subsidiary indebtedness and enter into swap transactions. The revolving credit facility also restricts our ability to, under the terms of our existing public indenture, re-designate "unrestricted subsidiaries" as "restricted subsidiaries" or designate future subsidiaries as "restricted subsidiaries." The revolving credit facility also contains the following financial covenants:

  •
  we may not permit our net worth (which as defined in the credit agreement excludes the minimum pension liability and other adjustments) to fall below an amount equal to the sum of (1) $1.15 billion and (2) 25 percent of the sum of our consolidated net earnings for each of the fiscal quarters commencing after September 29, 2002, to and including the most recent fiscal quarter prior to the date on which the net worth calculation is made and (3) 75 percent of the amount by which our net worth has increased as a result of our issuance of capital stock after September 29, 2002;

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

        For purposes of the financial covenants described above, "net worth," "consolidated net income," "consolidated indebtedness," "consolidated EBITDA," "consolidated interest expense" and other financial measurements are calculated in the manner provided by the terms of the revolving credit facility agreement.

        As of December 31, 2003, there were no borrowings outstanding under the revolving credit facility and we were in compliance with all of the covenants of that agreement.

Off Balance Sheet Financing

  Sale of Accounts Receivable

        We entered into our accounts receivable securitization program in December 2000. Under the terms of this program, we were required to maintain a minimum investment grade credit rating in our long-term senior unsecured debt. As a result of the Moody's downgrade in April 2002, we renegotiated the terms of the securitization agreement and amended the requirement to maintain a minimum investment grade credit rating. The terms of the amendment provided for an increase in the interest rate and fees under the program of approximately $0.5 million annually at then current funding levels. As of December 31, 2003 and 2002, there were no proceeds outstanding under this program.

        In December 2003, this program expired and in January 2004, we entered into a similar agreement with a different financial institution for a three-year revolving accounts receivable program. Under the terms of the new agreement, we sell an interest in a designated pool of trade receivables to a new, wholly-owned special purpose subsidiary, Cummins Trade Receivables, LLC (CTR). The program is similar to our previous program except that the financial institution purchases an interest in the receivables directly rather than utilizing a commercial paper conduit. The maximum amount of trade receivables that can be sold and outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in the new agreement that require us to maintain a minimum investment credit rating, however the terms of the agreement contain the same financial covenants as those described above under our revolving credit facility.

  Sale-Leaseback Transactions

        In 2001, we entered into a sale-leaseback agreement with a variable interest entity (VIE) whereby we sold certain manufacturing equipment and leased it back under an operating lease. As a result of the Moody's downgrade in April 2002, and the Standard & Poor's downgrade in October 2002, we were required under the lease agreement to obtain irrevocable, unconditional standby letters of credit in an amount of $64 million. The letters of credit were posted to the benefit of the equipment lessor and lenders and will remain in effect until we achieve and maintain a minimum investment grade credit rating for 12 consecutive months. If we had been unable to obtain these letters of credit, we would have satisfied our obligation under the lease agreement by borrowing funds under our revolving credit facility and posting the proceeds as collateral. The November 2002 downgrade by Moody's had no effect on this agreement. Note 18 of the Notes to the Consolidated Financial Statements describes the sale-leaseback transaction.

        In December 2003, we evaluated the impact of adopting FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46) as it relates to the sale-leaseback transaction described above. Under the provisions of FIN 46, we determined that we had a variable interest in the lessor entity by virtue of our guaranteeing the residual value of the equipment at the end of the lease term and were deemed the primary beneficiary of the VIE. As a result, we have consolidated the VIE in our Consolidated Financial Statements and recorded the cumulative effect of this change as a change in accounting principle effective December 31, 2003. The cumulative effect of this change was $6 million before related tax effects of $2 million (see Note 2 of the Notes to the Consolidated Financial Statements). The consolidation of the VIE had no affect on our current credit rating.

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

  PowerRent Business

        In 1999, our Power Generation Business entered into an ongoing leasing program in which it builds and sells power generation equipment inventory to a financial institution and leases the equipment and related components back under a three-month, noncancelable lease arrangement with subsequent renewals on a monthly basis up to a maximum of 36 months. The equipment is sold at cost and pursuant to lease accounting rules, the excess of the fair value of the equipment sold over its cost is recognized as prepaid rent and reflects the normal profit margin that would have been realized at the time of sale. The margins on the equipment sales are deferred and the leases recorded as operating leases. The prepaid rent is amortized ratably over the accounting lease term. Upon termination of the leases through a sale of the equipment to a third party, the previously deferred margins on the sale to the financial institution are recorded as income. We sublease the equipment to customers under short-term rental agreements with terms that vary based upon customer and geographic region.

        During 2002 and 2003, we entered into new leases for portions of the equipment ($29 million in 2002 and $34 million in 2003) with a different lessor. The new leases had a minimum two-year non-cancellable lease term with monthly renewal options for the 2002 transaction and four six-month renewal options for the 2003 transaction. The deferred margin associated with the equipment that transferred to the new lessors remains unchanged, as there was not an ultimate sale to a third party.

        At the end of the renewal terms, we may either negotiate a lease extension with the lessor, purchase the equipment based on rates derived from the equipment's expected residual value or arrange the sale of the equipment to an unrelated third party for fair market value. When the equipment is sold, we are obligated to pay the lessor the difference, if any, between the sales proceeds of the equipment and the lessor's unamortized value of the equipment up to the maximum amount of the residual guarantee. For one lessor, the residual guarantee is equal to 87 percent of the current unamortized balance. For the second lessor, the residual guarantee ranges from 64 percent to 78 percent of the equipments' original cost. The maximum amount of the guarantees at December 31, 2003, at the end of the respective minimum legal lease terms, was $106 million. The lessor, or we, may terminate the leasing program at any time with respect to any equipment not yet leased. In the event of such termination, we must arrange for and effect not later than one year from the termination date or upon expiration of the lease term, whichever occurs first, a termination of all leased equipment and a sale of all equipment provided that in the event the program is terminated or the equipment is sold, the unguaranteed residual value of the equipment shall equal $0. Should the lessor terminate the leasing program, we have the right to purchase all of the equipment at its then unamortized value not later than one year from the termination date or upon expiration of the lease term, whichever occurs first. Since the inception of the rental program, we have not incurred any losses on equipment sales under this program.

Financing Arrangements for Related Parties

        In accordance with the provisions of various joint venture agreements, we may purchase products and components from the joint ventures, sell products and components to the joint ventures and the joint ventures may sell products and components to unrelated parties. The transfer price of products purchased from the joint ventures may differ from normal selling prices. Certain joint ventures agreements transfer product to us at cost, some transfer product to us on a cost-plus basis and other agreements provide for the transfer of products at market value.

        We purchase significant quantities of midrange diesel and natural gas engines, components and service parts from Consolidated Diesel Company (CDC), an unconsolidated general partnership. The partnership was formed in 1980 with J. I. Case (Case) to jointly fund engine development and manufacturing capacity. Cummins and Case (now CNH Global N.V.) are general partners and each partner shares 50 percent ownership in CDC. Under the terms of the agreement, CDC is obligated to make its entire production of diesel engines and related products available solely to the partners. Each partner is entitled to purchase up to one-half of CDC's actual production and a partner may purchase in excess of one-half of actual production to the extent productive capacity is available beyond the other partner's purchase requirement. The partners are each obligated, unconditionally and severally, to purchase annually at least one engine or engine kit produced by CDC, provided a minimum of one engine or engine kit is produced. The transfer price of CDC's engines to the partners must be sufficient to cover its manufacturing cost in such annual accounting period, including interest and financing expenses, but excluding depreciation expense (other than Scheduled Depreciation Expense as defined in the agreement). In addition, each partner is obligated to contribute one-half of the capital investment required to maintain plant capacity and each partner has the right to invest unilaterally in plant capacity, which additional capacity is available to the other partner for a fee. To date, neither partner has made a unilateral investment in plant capacity at CDC.

        We are not a guarantor of any of CDC's obligations or commitments; however, we are required as a partner, to provide up to 50 percent of CDC's base working capital as defined by the agreement. The amount of base working capital is calculated each quarter and if supplemental funding greater than the base working capital amount is required, the amount is funded through third party financing arranged by CDC, or we may elect to fund the requirement, although we are under no obligation to do so. To date, when supplemental funding is required above the base working capital amount, we have elected to provide that funding to CDC. If the amount of supplemental funding required is less than the base working capital amount, it is funded equally by the partners. Excess cash generated by CDC is remitted to Cummins until CDC's working capital amount is reduced to the base working capital amount. Any further cash remittances from CDC to the partners are shared equally by the partners.

Financing Arrangements and Guarantees of Distributors, Residual Value Guarantees and Other Guarantees and Indemnifications

  North American Distributors

        We have entered into an operating agreement with a financial institution that requires us to guarantee revolving loans, equipment term loans and leases, real property loans and letters of credit made by the financial institution to certain independent Cummins and Onan distributors in the United States, and to certain distributors in which we own an equity interest. Under the terms of the operating agreement, our guarantee of any particular financing is limited to the amount of the financing in excess of a particular distributor's "borrowing base." The "borrowing base" is equal to the amount that the distributor could borrow from the financial institution without Cummins' guarantee.

        Under the terms of the operating agreement, if any distributor is in default under any financing or if we default under the financial covenants of our $385 million revolving credit agreement, we will be required to guarantee the entire amount of each distributor financing. If our senior unsecured debt has a credit rating of less than "Ba2" from Moody's or less than "BB" from Standard & Poor's, we will be required to pay to the financial institution a monthly fee equal to 0.50 percent per annum on the daily average outstanding balance of each financing arrangement. Further, if any distributor defaults under any financing arrangement, then we will also be required to purchase the assets of that distributor.

        In January 2004, we issued a letter of credit to the financial institution in the amount of $30 million, covering the distributor borrowings in excess of their borrowing base. As a result, we are no longer subject to the credit ratings trigger contained in the operating agreement provided we maintain and annually renew this letter of credit.

        The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of December 31, 2003, we had $25 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $119 million.

        We have entered into a guarantee agreement with a Canadian financial institution in which we have agreed to guarantee borrowings of an independent distributor in Canada. Under the terms of the agreement, our guarantee of any individual financing arrangement between the distributor and the financial institution is limited to 50 percent of the aggregate principal amount of the financing. As of December 31, 2003, we had $9 million of guarantees outstanding under this guarantee agreement relating to the distributor's borrowings of $17 million.

  Residual Value Guarantees—Leased Equipment

        As more fully discussed in Note 18 of the Notes to Consolidated Financial Statements, we have various residual value guarantees on equipment leased under operating leases. The amounts of those guarantees at December 31, 2003, are summarized as follows:

$ Millions
Power Rent lease program	$106
Other residual guarantees	15

Total residual guarantees	$121

  Other Guarantees

        In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including sale of foreign receivables with recourse and other miscellaneous guarantees of third party debt. The maximum potential loss related to these other guarantees is $23 million at December 31, 2003.

  Indemnifications

        Periodically, we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses. Common types of indemnifications include:

  •
  product liability and license, patent or trademark indemnifications as discussed more fully in Note 1 of our Consolidated Financial Statements

  •
  asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold; and

  •
  any contractual agreement where we agree to indemnify the counter-party for losses suffered as a result of a misrepresentation in the contract.

        Because the indemnifications are not related to specific known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

Application of Critical Accounting Policies

        A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements of this annual report. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows.

        Our Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles that often require management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our Consolidated Financial Statements.

        Critical accounting policies are those that may have a material impact on our consolidated financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time estimates are made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the estimation of liabilities for product coverage programs, accounting for income taxes and pension benefits and estimates under our PowerRent program.

  Product Coverage Costs

        We estimate and record a liability for product coverage programs, other than product recalls, at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when the recall action is announced. Our warranty liability is affected by component failure rates, repair costs and the time of failure. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We record product coverage expense for new products upon shipment using a factor based upon historical experience only in the first year, a blend of actual product and historical experience in the second year and product specific experience thereafter. Note 1 of the Consolidated Financial Statements contains a summary of the activity in our product coverage liability account for 2003 and 2002, including adjustments to pre-existing warranties.

  Accounting for Income Taxes

        We determine our provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the realizability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2003, the Company has recorded net deferred tax assets of $843 million. These assets include $381 million for the value of tax loss and credit carryforwards that generally have a limited life and begin expiring in 2008. The ultimate realization of our net deferred tax assets will require a higher level of profitability than the Company has achieved in recent years. Having assessed the future profit plans and tax planning strategies together with the years of expiration of carryforward benefits, a valuation allowance of $43 million has been recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. Should the Company's operating performance not improve, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. Factors that may affect our ability to achieve a higher level of profitability include, but are not limited to, a decline in sales or gross margin, loss of market share, increased competition and existing and future regulatory emissions standards. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income taxes for all years that are subject to audit. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards are disclosed in Note 12 to the Consolidated Financial Statements.

  Pension Benefits

        We sponsor a number of pension plans in the U.S., the U.K. and various other countries. In the U.S. and the U.K. we have several major defined benefit plans that are separately funded. We account for our pension programs in accordance with SFAS No. 87 "Employers' Accounting for Pensions" which requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases and employee turnover rates. In addition, there are also subjective actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of pension expense to be recorded in our Consolidated Financial Statements in the future.

        The table below presents the key components that have impacted our pension liability for the three previous years:

	2003	December 31, 2002	2001
	$ Millions
Components:
Weighted average discount rate	6.04%	6.68%	7.02%
Actual asset return	30.80%	(14.00)%	(3.20)%
Cash funding	$118	$81	$84
Benefit payments	$169	$201	$150

        As a result of lower investment returns experienced in 2001 and 2002, we changed our pension plan asset return assumptions, which had an impact on pension expense and pension liability in 2003. Our expected long-term rate of return on assets was lowered to 8.5 percent in the U.S. and 8.44 percent for non-U.S. plans with consultation from and the concurrence of, our actuaries. The effect of lowering this rate of return assumption increased our 2003 pension expense, as measured in accordance with SFAS No. 87, by approximately $30 million compared to the amount recorded in 2002. Total pension expense increased $40 million in 2003 compared to 2002. During 2002, the actual asset returns for our pension plans was a negative 14.0 percent and was adversely affected by the decline in equity markets. In 2003, our actual return on plan assets was 30.8 percent and was affected by favorable equity markets. We do not expect to change our rate of return assumption on pension plan assets for 2004. In addition, the discount rate for our U.S. plans declined from 7.0 percent at November 30, 2002, to 6.25 percent at November 30, 2003 and from 5.91 percent at November 30, 2002, to 5.66 percent at November 30, 2003, for our non-U.S. plans.

        Pension expense in any given period is determined based upon the value of pension plan assets as compared to the service cost of pension liabilities (the actuarial cost of benefits earned during the period) and the interest on those liabilities. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a five-year period. This practice is intended to reduce year-to-year volatility in recorded pension expense, but it can also have the effect of delaying the recognition of differences between the actual return on plan assets and the expected return based on long-term rate of return assumptions. As a result of this practice, prior period reductions in the value of plan assets may continue to impact pension expense in future periods.

        Our pension expense was $61 million in 2003, while 2004 pension expense is expected to be approximately $85 million. Our 2004 pension expense will depend upon a number of variables and assumptions, including discount rates, actual asset returns and other factors as previously discussed. The table below sets forth the estimated impact on our 2004 pension expense relative to a change in the discount rate. While we do not presently anticipate further adjustments to our expected rate of return on plan assets, the following table also illustrates the impact on expected 2004 pension expense relative to a change in the expected rate of return on plan assets.

Impact on Pension Expense Inc (Dec)
$ Millions
Discount rate:
0.25% increase	($2.2) million
0.25% decrease	2.4 million
Expected rate of return on assets:
1% increase	($20.2) million
1% decrease	$20.2 million

        Below is a summary of how our pension plan assets were allocated as of November 30, 2003 and 2002. Our investment policy provides a range of plus or minus 3 percent from the target allocation.

Investment Category	Weighted Average 2004 Target Allocation	December 31, 2003	December 31, 2002
Equity securities	67.5%—73.9%	72.7%	68.0%
Fixed income securities	26.1%—32.3%	27.0	31.8
Real estate/Other	0.1%— 0.2%	0.3	0.2

		100%	100%

        Actual cash funding for our pension plans is governed by employee benefit and tax laws and the Job Creation and Worker Assistance Act of 2002 (JCWAA). This act included temporary rules allowing companies to use, for funding purposes, discount rates for 2002 and 2003 equal to 120 percent of the weighted average 30-year U.S. Treasury Bond yield. During 2003 and 2002, we made cash contributions to our pension plans of $118 million and $81 million, respectively, and we expect to make cash contributions of approximately $120 million during 2004.

        Note 11 of the Notes to the Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.

  PowerRent Program

        Our Power Generation operating segment offers containerized generator sets for rent in its PowerRent program. The generator sets, originally manufactured by the Company, are sold to a financial institution and leased back for utilization in the rental fleet. The rental fleet is worldwide and leases are with multiple parties. The leases have residual value guarantees. Most leases are operating leases for accounting purposes and this accounting determination must be continually assessed.

        Accounting principles for leases require management to periodically assess certain assumptions including the accounting lease term. Business dynamics can influence this judgment. Specifically, management must assess the likelihood at each lease renewal date whether future renewals are reasonably assured and should be included in the accounting lease term. As a part of this assessment, management must determine the time period it would expect to dispose of the associated equipment, and this judgment is influenced by market factors. Information available to management includes historical sales activity and current quoting activity for used equipments sales. In addition, the underlying terms of rental agreements by customers of the rental fleet are a consideration to this judgment and these terms are also impacted by market conditions. The duration of such rental agreements is a consideration in the determination of the lease term.

        As we provide a residual value guarantee to the lessor, management must also periodically assess the likelihood of payments under these guarantees upon the termination of the lease. If management determines that a payment under the residual guarantee is probable, the estimated exposure must be accrued over the accounting lease term. Our estimated exposure under the residual value guarantee is dependent upon our ability to estimate the likely value of the equipment at the end of the accounting lease term. Management's assessment is dependent upon expectations in the marketplace as well as specifics about the units, such as the type, size and amount of equipment in the fleet and the age and hours of use of the equipment. While we have not had a loss under the residual guarantee in the past, future assessments may result in a different conclusion.

        In summary, market conditions can impact the determination that these leases are operating leases. A change in market conditions could impact management's assessment and it is possible that a portion of the leases for the PowerRent equipment could become capital leases at a particular renewal date. As noted in Liquidity and Capital Resources, the company currently has contractual provisions which limit the amount of such indebtedness.

Disclosure Regarding Forward Looking Statements

        Certain parts of this annual report contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words, such as "anticipates," "intends," "plans," "believes," "seeks," "estimates" or similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward looking statements include the following:

  •
  price and product competition by foreign and domestic competitors, including new entrants;

  •
  rapid technological developments of diesel engines;

  •
  the ability to continue to introduce competitive new products in a timely, cost-effective basis;

  •
  the sales mix of products;

  •
  the achievement of lower costs and expenses;

  •
  domestic and foreign governmental and public policy changes, including environmental regulations;

  •
  protection and validity of patent and other intellectual property rights;

  •
  reliance on large customers;

  •
  technological, implementation and cost/financial risks in increasing use of large, multi-year contracts;

  •
  the cyclical nature of our business;

  •
  the outcome of pending and future litigation and governmental proceedings; and

  •
  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business.

        In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations and other future factors.

Business Outlook

        Following three consecutive years of below-trend demand in our businesses, most economic indicators point toward strong improvement in Cummins 2004 performance. We expect heavy-duty truck sales and production to increase significantly as aging fleets begin to replace older equipment and demand for freight capacity improves resulting in increased sales of our new emissions-mandated heavy-duty engines. Our ISX engine was the first heavy-duty truck engine to be certified and compliant to the 2004 EPA standards when first introduced in April 2002. Since then, more than 34,000 ISX and ISM engines have been shipped and have accumulated in excess of 1.4 billion miles of service. These new engines, all of which use EGR to meet emissions standards, have been performing as expected and are being well received among fleet owners in the industry. Currently, we are estimating heavy-duty truck production in North America at 200,000 to 205,000 units, or approximately 25 percent higher than 2003 production levels. We also expect increased sales of our emissions compliant midrange engines to the medium-duty truck, bus and recreational vehicle markets in 2004, as economic indicators for these markets historically correlate with those of the heavy-duty market. Currently, we estimate worldwide medium-duty truck demand to increase 12 percent in 2004. In January 2004, we began supplying our re-engineered 5.9 liter turbo diesel engine to the 20041/2 model year Dodge Ram truck. This new truck model offers best in class 600 lb-ft of torque and 325 horsepower, and we expect the launch of this popular vehicle will result in strong sales volumes as demand for diesel-powered light vehicles continues to increase.

        Most economists are forecasting that 2004 will be the first year of recovery for non-residential construction spending following the domestic recovery. With lower interest rates we expect overall demand among equipment OEMs to increase, resulting in higher sales of our industrial engines. Our Power Generation Business experienced peak demand for stationary generator sets and stand-by generator sets in 1999-2001, reflecting Y2K fears and other factors. As energy prices began to fall in 2001 and 2002 and the economy slowed, inventory levels remained high resulting in excess capacity and market pricing pressures. While we believe demand for power generation equipment has bottomed, and the 2003 Northeast blackout accelerated some capacity absorption, we are anticipating a slow recovery in 2004. However, we expect profitability to return to this segment based on benefits from our restructuring actions and continued progress on cost reduction.

        In our Filtration and Other Business, we expect the market opportunity to more than double by 2007 based upon the worldwide implementation of new emissions standards for gas and diesel engines. Our International Distributor Business, which is retail-oriented and comprised of 18 company-owned distributors and two joint ventures in key geographical markets, has historically demonstrated steady sales growth and stable profit margins. As the worldwide economy continues to improve and our engine population increases, we expect sales growth and profit margins to continue in this segment as we capitalize on a growing global customer base.

        As part of our long-term business strategy, we have actively pursued and secured multiple international joint ventures and alliances to increase our market penetration through the manufacture of our engines and other products, streamlining our supply chain management and developing new technologies. Our joint ventures and alliances generated $70 million of operating income in 2003, $22 million in 2002 and $10 million in 2001. We expect business growth in our joint ventures to continue in 2004, particularly in Asia, where we recently expanded capacity through our partnership that sells engines to the second largest truck manufacturer in China.

        We expect to generate sufficient cash from operations to fund our businesses, capital expenditures, research and development, pension funding and dividend payments in 2004. We have available various short and long-term credit arrangements, which are discussed above and disclosed in Note 8 "Borrowing Arrangements" of our Consolidated Financial Statements. These credit arrangements and other programs, such as our accounts receivable securitization program, provide the financial flexibility to satisfy future short-term funding requirements of our debt service obligations and projected working capital requirements when needed. With the exception of payments required under our operating lease agreements, principal and interest payments on notes issued by a consolidated VIE and our pension funding commitments, there are no major fixed cash payment obligations occurring until March 2005 when our 6.45% Notes with principal amount of $225 million mature. We expect to repay or refinance all or a part of the principal amount of these Notes prior to their maturity date. Based on projected cash flows from operations and existing credit facilities, we believe we will have sufficient liquidity in 2004 to meet anticipated capital, pension, and dividend funding requirements and reduce our debt obligations.

Recently Adopted Accounting Pronouncements

        In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Since FASB Statement No. 4 has been rescinded, retirements of debt are no longer automatically classified as an extraordinary item. Rather, retirements of debt are only classified as extraordinary to the extent the specified criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30) are met. We adopted this statement on January 1, 2002. In November 2002, we repaid all of the outstanding 5.61% notes due 2010 issued by the ESOP Trust. The aggregate redemption price was approximately $51 million, plus accrued interest and an $8 million redemption premium. The loss due to the redemption premium is reflected as "Loss on early retirement of debt" on our Consolidated Statements of Earnings. The loss from the early retirement of our ESOP Notes was not classified as extraordinary as we believe it did not meet the criteria of APB No. 30.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. In addition, this interpretation will require a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 19 for a discussion of our guarantees existing at December 31, 2003. We adopted the recognition provisions of FIN 45 for new or modified guarantees issued on or after January 1, 2003. The adoption of this statement did not have a material effect on our financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. We adopted SFAS 150 for our existing financial instruments on July 1, 2003. The adoption of this statement resulted in the classification of our obligations associated with the

Convertible Preferred Securities of Subsidiary Trust as a liability and resulted in the classification of the dividend payments on these securities as interest expense in our Consolidated Statements of Earnings beginning July 1, 2003. The adoption of this statement did not impact net earnings. On December 31, 2003, due to the adoption of FIN 46, we no longer report the Preferred Securities as a liability; rather we now report the junior convertible subordinated debentures as a liability as more fully discussed in Note 2 of the Consolidated Financial Statements.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (FIN 46). In December 2003, the FASB issued a revised version of FIN 46. The Company has adopted the provisions of FIN 46 as it relates to certain entities previously considered to be Special Purpose Entities (SPEs) under generally accepted accounting principles and for new entities created on or after February 1, 2003. The Company has not yet adopted FIN 46 for all other entities. See Note 2 for a full description of the impact of the partial adoption of FIN 46 and a description of the entities for which FIN 46 has not yet been adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial risk resulting from changes in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial (derivative) instruments including commodity price swaps, forward contracts and interest rate swaps. As clearly stated in our policies and procedures, financial instruments are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes. Our hedging transactions are entered into with banking institutions that have strong credit ratings, and thus the credit risk associated with these transactions is not considered significant. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis. Note 13 of the Notes to the Consolidated Financial Statements contains further information regarding financial instruments and risk management.

        The following describes our risk exposures and provides results of sensitivity analyses performed on December 31, 2003. The sensitivity test assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

Foreign Exchange Rates

        We are exposed to foreign currency exchange risk as a result of our international business presence. We transact extensively in foreign currencies and have significant assets and liabilities denominated in foreign currencies. As a result, our earnings experience some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into forward contracts to minimize our existing exposures (recognized asset and liability) and hedge forecasted transactions. The objective of our hedging program is to reduce the impact of changes in foreign exchange rates on earnings by essentially creating offsetting currency exposures.

        As of December 31, 2003, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $3 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. (see Note 13, "Derivatives and Other Financial Instruments," of the Consolidated Financial Statements.)

Interest Rates

        We are also exposed to interest rate risk as a result of our indebtedness. Our objective in managing our exposure to changes in interest rates is to limit the effect of interest rate changes on earnings and cash flows and to lower our overall cost of borrowing. To achieve this objective, we primarily use interest rate swap agreements to manage exposure to interest rate changes related to our borrowing arrangements.

        In November 2002, we terminated an interest rate swap relating to our 6.45% Notes that mature in 2005. The swap converted $225 million notional amount from fixed rate debt into floating rate debt that would have matured in 2005. The termination of this swap resulted in a $12.3 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2003 and 2002 was $5.3 million and $0.9 million, respectively. The remaining balance of the deferred gain is classified as "Long-term debt" in our Consolidated Statement of Financial Position.

        In March 2001, we terminated three fixed-to-floating interest rate swap agreements related to our 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005. The termination of these swaps resulted in a $9.0 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2003 and 2002 was $1.8 million and $2.9 million, respectively. The remaining balance of the deferred gain is classified as "Long-term debt" in our Consolidated Statements of Financial Position.

        As of December 31, 2003, we do not own any interest rate swap agreements. (see Note 13 of the Consolidated Financial Statements)

Commodity Prices

        We are also exposed to fluctuations in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers. To reduce the effect of raw material price changes for select commodities, we enter into commodity swap contracts to hedge a portion of our anticipated raw material purchases.

        As of December 31, 2003, the potential gain or loss related to the outstanding commodity swap contracts, assuming a hypothetical 10% fluctuation in the price of such commodities, would be approximately $0.3 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the swaps, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. (see Note 13 of the Consolidated Financial Statements.)

Item 8. Financial Statements and Supplementary Data

        See Item 15 (a) for an index to the Consolidated Financial Statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures

        We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information related to Cummins Inc., including our consolidated subsidiaries, is made known to our Disclosure Review Committee, including our Chief Executive Officer and our Chief Financial Officer on a regular basis, in particular during the period in which our Form 10-Q quarterly reports and our Form 10-K annual report are being prepared. Our Board of Directors, operating through its audit committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

        We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our senior management, including our Chief Executive Officer and our Chief Financial Officer as of December 31, 2003. The results of this evaluation were presented to the audit committee of the Board of Directors. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded there were no significant deficiencies or material weaknesses in Cummins Inc.'s disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective in timely alerting them to material information relating to Cummins Inc. required to be included in periodic reports filed with the SEC.

        In addition, we are not aware of any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date that we completed our evaluation.

        The Chief Executive Officer and Chief Financial Officer of Cummins Inc. have certified that this annual report fairly presents, in all material respects, the financial condition and results of operations of Cummins Inc. as of and for the period ended December 31, 2003. These certifications are included as Exhibits 31(a) and 31(b) to this Annual Report on Form 10-K.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by Item 10 relating to identification of directors is incorporated by reference from "Election of Directors" on pages 4 through 6 of our Proxy Statement. Except as otherwise specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this report.

        Following are the names and ages of the executive officers of the Company, their positions with the Company as of January 31, 2004, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Theodore M. Solso (56)	Chairman and Chief Executive Officer (2000)	President and Chief Operating Officer (1995-2000)
F. Joseph Loughrey (54)	Executive Vice President and President—Engine Business (1999)	Executive Vice President and Group President—Industrial and Chief Technical Officer (1996-1999)
Rick J. Mills (55)	Vice President and President—Filtration and Fleetguard, Inc. (2000)	Vice President—Corporate Controller (1996-2000)
N. Thomas Linebarger (41)	Vice President and President Cummins Power Generation (2003)	Vice President and Chief Financial Officer (2000-2003), Vice President—Supply Chain Management (1998-2000), Managing Director—Holset Engineering Company Ltd (1997-1998)
Jean S. Blackwell (49)	Vice President—Chief Financial Officer and Chief of Staff (2003)	Vice President—Cummins Business Services (2001-2003), Vice President—Human Resources (1997-2001), Vice President—General Counsel (1997)
Steven M. Chapman (49)	Vice President—International and President International Distributor Business (2002)	Vice President—International (2000-2002), Vice President—China and Southeast Asia (1996-2000)
John C. Wall (52)	Vice President—Chief Technical Officer (2000)	Vice President—Research and Development (1995-2000)
Richard E. Harris (51)	Vice President—Treasurer (2003)	Previously Compaq Computer Corporation, Assistant Treasurer (2000-2002), Director, Treasury Planning and Banking Analysis (1998-2000)

Susan K. Carter (45)	Vice President of Finance and Chief Accounting Officer (2003)
Vice President—Corporate Controller (2002), Previously Vice President and Chief Financial Officer of a division of Honeywell, Inc. (2000-2002), Director of Finance for a division of Honeywell, Inc. (1998-2000)
Marya M. Rose (41)	Vice President—General Counsel and Corporate Secretary (2001)	Assistant General Counsel (2000), Director—Public Relations and Communications Strategy (1999), Director Public Relations (1998)
Marsha L. Hunt (40)	Vice President—Corporate Controller	Previously Assistant Controller and Director of Accounting for Corning Incorporated (2000- 2003), Director of Accounting (1999-2000), Manager, External Reporting and Accounting Services (1997-1999)

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

Item 11. Executive Compensation

        The information in the Proxy Statement under the caption "Executive Compensation" and "Summary Compensation Table" is incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related    Stockholder Matters

(a)
The information on the security ownership of certain beneficial owners in the Proxy Statement under the caption "Principal Security Ownership" is incorporated by reference.

(b)
The information on shares of common stock of Cummins Inc. beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the Proxy Statement under the captions "Election of Directors" and "Security Ownership of Management" is incorporated by reference.

(c)
Change in control—None.

Item 13. Certain Relationships and Related Transactions

        The information in the Proxy Statement under the caption "The Board of Directors and Its Committees", "Executive Compensation" and "Other Transactions and Agreements with Directors and Officers" is incorporated by reference.

Item 14. Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference from the information under the caption "Selection of Independent Public Accountants" in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
The following documents are filed as part of this report:

(1)
Index to Financial Statements

•
Responsibility for Financial Statements (p. 57)

•
Report of Independent Auditors (p. 58)

•
Consolidated Statements of Earnings (p. 59)

•
Consolidated Statements of Financial Position (p. 60)

•
Consolidated Statements of Cash Flows (p. 61)

•
Consolidated Statements of Shareholders' Equity (pp. 62-63)

•
Notes to Consolidated Financial Statements (pp. 64-109)

(b)
Reports on Form 8-K

        On October 30, 2003, we filed a Current Report on Form 8-K under Item 7 and Item 12 containing our press release announcing financial results for the third quarter ended September 28, 2003.

        On December 5, 2003, we filed a Current Report on Form 8-K/A under Item 7 amending the Form 8-K filed on October 30, 2003.

(c)
Exhibit Index (pp. 110-111)

RESPONSIBILITY FOR FINANCIAL STATEMENTS

        We are responsible for the preparation and integrity of Cummins Consolidated Financial Statements and all related information appearing in this report. The statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America and include some amounts, which are estimates based upon currently available information and management's judgment of current conditions and circumstances. We engaged PricewaterhouseCoopers LLP, independent auditors, to audit our 2003 Consolidated Financial Statements. Their report appears on the following page.

        We are also responsible for maintaining a system of accounting and control, including an internal audit function to provide reasonable assurance, at an appropriate cost benefit relationship, that assets are safeguarded against loss from unauthorized use or disposition and accounting transactions are authorized, recorded and reported properly. The system of accounting and control is improved and modified in response to changes in business conditions and operations and recommendations made by our internal auditors, including Ernst & Young LLP, whom we have engaged to provide a portion of our internal audit services in 2003, and PricewaterhouseCoopers LLP.

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

/s/JEAN S. BLACKWELL Vice President and Chief Financial Officer and Chief of Staff	/s/THEODORE M. SOLSO Chairman and Chief Executive Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
and Stockholders of Cummins Inc.:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries as of December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 1, Summary of Significant Accounting Policies: (i) effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets upon the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets;" (ii) the Company changed its method of accounting for pension and postretirement employee benefits during the year ended December 31, 2002; (iii) effective January 1, 2003, the Company changed its method of accounting for stock-based employee awards; and (iv) effective July 1, 2003, the Company changed its method of accounting for its Convertible Preferred Securities of Subsidiary Trust upon the adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." As described in Note 1 and Note 2, Variable Interest Entities, during the year ended December 31, 2003, the Company adopted FASB Interpretation No. 46, "Consolidation of Variable Interest Entities (and its December 2003 revisions)."

/s/ PricewaterhouseCoopers LLP
Indianapolis, IN
February 23, 2004

CUMMINS INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	2003	2002	2001
	$ Millions, except per share amounts
Net sales (includes related party sales of $1,207, $1,065 and $1,084, respectively)	$6,296	$5,853	$5,681
Cost of goods sold (includes related party purchases of $542, $550 and $547, respectively)	5,173	4,808	4,668

Gross margin	1,123	1,045	1,013
Selling and administrative expenses	830	736	721
Research and engineering expenses	200	201	220
Equity, royalty and other income from investees	(70)	(22)	(10)
Restructuring, asset impairment and other charges (credits)	—	(8)	126
Interest expense	90	61	77
Loss on early retirement of debt	—	8	—
Other (income) expense, net	(18)	(9)	—

Earnings (loss) before income taxes, minority interests, dividends on preferred securities and cumulative effect of change in accounting principles	91	78	(121)
Provision (benefit) for income taxes	12	(38)	(44)
Minority interests in earnings of consolidated subsidiaries	14	16	15
Dividends on preferred securities of subsidiary trust	11	21	11

Earnings (loss) before cumulative effect of change in accounting principles	54	79	(103)
Cumulative effect of change in accounting principles, net of tax of $2 and $(1)	(4)	3	—

Net earnings (loss)	$50	$82	$(103)

Earnings (loss) per share:
Basic:
Before cumulative effect of change in accounting principles	$1.37	$2.06	$(2.70)
Cumulative effect of change in accounting principles, net of tax	(.09)	.07	—

Net earnings (loss)	$1.28	$2.13	$(2.70)

Diluted:
Before cumulative effect of change in accounting principles	$1.36	$2.06	$(2.70)
Cumulative effect of change in accounting principles, net of tax	(.09)	.07	—

Net earnings (loss)	$1.27	$2.13	$(2.70)

Weighted average shares outstanding (millions)
Basic	39.3	38.6	38.3
Diluted	39.5	38.8	38.3

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Dec. 31 2003	Dec. 31 2002
	$ Millions, except par value
ASSETS
Current assets
Cash and cash equivalents	$108	$224
Marketable securities	87	74
Receivables, net	772	676
Receivables from related parties	157	129
Inventories	733	641
Other current assets	273	238

Total current assets	2,130	1,982
Property, plant and equipment, net	1,347	1,305
Investments in and advances to equity investees	339	264
Goodwill	344	343
Other intangible assets	92	96
Deferred income taxes	663	640
Other noncurrent assets	211	207

Total assets	$5,126	$4,837

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Loans payable	$28	$19
Current maturities of long-term debt	21	119
Accounts payable	557	427
Accrued product coverage and marketing expenses	246	233
Other accrued expenses	539	531

Total current liabilities	1,391	1,329
Long-term debt	1,380	999
Pensions	446	438
Postretirement benefits other than pensions	577	575
Other long-term liabilities	260	272
Commitments and contingencies (Note 19)
Minority interests	123	92
Cummins obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely convertible subordinated debentures of Cummins	—	291
Shareholders' equity
Common stock, $2.50 par value, 150 million shares authorized, 48.3 and 48.6 million shares issued	121	121
Additional contributed capital	1,113	1,115
Retained earnings	569	569
Accumulated other comprehensive loss	(492)	(527)
Common stock in treasury, at cost, 5.6 and 7.0 million shares	(225)	(280)
Common stock held in trust for employee benefit plans, 2.3 and 2.6 million shares	(113)	(128)
Unearned compensation	(24)	(29)

Total shareholders' equity	949	841

Total liabilities and shareholders' equity	$5,126	$4,837

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2003	2002	2001
	$ Millions
Cash flows from operating activities
Net earnings (loss)	$50	$82	$(103)
Adjustments to reconcile net earnings (loss) to net cash flows from operating activities:
Cumulative effect of change in accounting principles	4	(3)	—
Loss on early retirement of debt	—	8	—
Depreciation and amortization	223	219	229
Restructuring asset impairment and other charges (credits)	—	(21)	66
Equity in (earnings) losses of investees	(54)	(9)	8
Minority interests in earnings of consolidated subsidiaries	14	16	15
Distributions from equity investees	17	10	2
Noncash compensation expense	24	19	10
Amortization of gain on terminated interest rate swaps	(7)	(4)	(2)
Translation and hedging activities	(18)	2	5
Changes in assets and liabilities:
Receivables	(64)	(87)	206
Repayments from sale of receivables	—	(55)	(164)
Inventories	(63)	46	71
Accounts payable and accrued expenses	3	(40)	(213)
Other	29	10	22

Net cash provided by operating activities	158	193	152

Cash flows from investing activities
Property, plant and equipment:
Capital expenditures	(111)	(90)	(206)
Investments in internal use software	(29)	(20)	(28)
Proceeds from disposals	13	16	18
Proceeds from sale-leasebacks	—	—	143
Investments in and advances to equity investees	(4)	(60)	(48)
Acquisitions and dispositions of business activities, net	—	32	1
Purchases of marketable securities	(137)	(116)	(74)
Sales of marketable securities	134	86	53
Other	(1)	—	1

Net cash used in investing activities	(135)	(152)	(140)

Net cash provided by operating and investing activities	23	41	12

Cash flows from financing activities
Proceeds from borrowings	19	258	—
Payments on borrowings and capital leases	(150)	(87)	(9)
Net (payments) borrowings under short-term credit agreements	7	(4)	(248)
Dividend payments on common stock	(50)	(50)	(50)
Proceeds from issue of preferred securities of subsidiary trust	—	—	291
Proceeds from issuance of common stock	52	15	18
Other	(23)	(1)	(4)

Net cash provided by (used in) financing activities	(145)	131	(2)

Effect of exchange rate changes on cash and cash equivalents	6	2	(1)
Net change in cash and cash equivalents	(116)	174	9

Cash and cash equivalents at beginning of year	224	50	41

Cash and cash equivalents at end of year	$108	$224	$50

Cash payments during the year for:
Interest	$90	$52	$80
Income taxes	50	30	20

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	2003		2002		2001
	$ Millions
Common stock
Balance at beginning of year	$121		$121		$122
Issued under incentive plans	—		1		—
Retirement of stock issued under incentive plans	—		(1)		—
Other	—		—		(1)

Balance at end of year	121		121		121

Additional contributed capital
Balance at beginning of year	1,115		1,119		1,124
Issued to trust for employee benefit plans	(4)		1		(2)
Issued under incentive plans	—		6		4
Retirements under incentive plans	(12)		(10)		(9)
Change in receivables from employees for stock purchases	9		(1)		1
Stock based compensation expense	3		—		—
Loss from option exercises, net of tax benefit of $5	2		—		—
Other	—		—		1

Balance at end of year	1,113		1,115		1,119

Retained earnings
Balance at beginning of year	569		536		689
Net earnings (loss)	50	$50	82	$82	(103)	$(103)
Cash dividends on common stock	(50)		(50)		(50)
Other	—		1		—

Balance at end of year	569		569		536

Accumulated other comprehensive income (loss)
Balance at beginning of year	(527)		(325)		(159)
Foreign currency translation, net of tax of $4, $4 and $(5)		66		50		(25)
Minimum pension liability, net of tax of $(14), $(145) and $(78)		(35)		(257)		(140)
Unrealized gain on marketable securities, net of tax of $2, $2 and $0		3		3		—
Unrealized gain (loss) on derivatives		1		2		(1)

Other comprehensive income (loss)	35	35	(202)	(202)	(166)	(166)

Comprehensive income (loss)		$85		$(120)		$(269)

Balance at end of year	(492)		(527)		(325)

Common stock in treasury
Balance at beginning of year	(280)		(289)		(290)
Issued	55		9		1

Balance at end of year	(225)		(280)		(289)

Common stock held in trust for employee benefit plans
Balance at beginning of year	(128)		(140)		(151)
Allocated to employee benefit plans	15		12		11

Balance at end of year	(113)		(128)		(140)

Unearned compensation
Balance at beginning of year	(29)		(39)		(55)
Change in restricted stock unearned compensation, net	2		7		13
Shares allocated to ESOP participants	3		3		3

Balance at end of year	(24)		(29)		(39)

Shareholders' equity	$949		$841		$983

Shares of stock (millions)	2003	2002	2001
Common stock, $2.50 par value, 150 million shares authorized
Balance at beginning of year	48.6	48.6	48.6
Shares issued under incentive plans	—	.2	.2
Retirements under incentive plans	(.3)	(.2)	(.2)

Balance at end of year	48.3	48.6	48.6

Common stock in treasury
Balance at beginning of year	7.0	7.2	7.2
Shares issued	(1.4)	(.2)	—

Balance at end of year	5.6	7.0	7.2

Common stock held in trust for employee benefit plans
Balance at beginning of year	2.6	2.9	3.1
Shares allocated to benefit plans	(.3)	(.3)	(.2)

Balance at end of year	2.3	2.6	2.9

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

        Our Consolidated Financial Statements include the accounts of all majority-owned subsidiaries where our ownership is more than 50 percent of common stock except for majority-owned subsidiaries that are considered Variable Interest Entities (VIEs) where we are not deemed the primary beneficiary. Our Consolidated Financial Statements also include the accounts of any VIEs where we are deemed the primary beneficiary, regardless of our ownership percentage. All significant intercompany balances and transactions with consolidated subsidiaries are eliminated in our Consolidated Financial Statements. Where our ownership interest is less than 100 percent, the minority ownership interests are reported in our Consolidated Statements of Financial Position as a liability. The minority ownership interest of our earnings or loss, net of tax, is classified as "Minority interests in earnings of consolidated subsidiaries" in our Consolidated Statements of Earnings.

Investments in Unconsolidated Entities

        We use the equity method to account for our investments in joint ventures, affiliated companies and alliances in which we have the ability to exercise significant influence, generally represented by common stock ownership or partnership equity of at least 20 percent but not more than 50 percent. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in earnings or losses after the date of acquisition. Investment amounts in excess of our share of an investees' assets are amortized over the life of the related asset creating the excess. If the excess is goodwill, then it is not amortized. Equity in earnings or losses of each investee is recorded according to our level of ownership; if losses accumulate, we record our share of losses until our investment has been fully depleted. If our investment has been fully depleted, we recognize additional losses only when we are the primary funding source. We eliminate (to the extent of our ownership percentage) in our Consolidated Financial Statements the profit in inventory held by our equity method investees that has not yet been sold to a third party. Our investments are classified as "Investments in and advances to equity investees" in our Consolidated Statements of Financial Position. Our share of the results from joint ventures, affiliated companies and alliances is reported in our Consolidated Statements of Earnings as "Equity, royalty and other income from investees."

Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts presented and disclosed in the financial statements. Significant estimates require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, depreciation and amortization, product coverage programs, retirement plans, restructuring and asset impairment costs, income taxes, lease classification, and contingencies. Actual results could differ from these estimates.

Revenue Recognition

        We recognize revenues on the sale of our products, net of estimated costs of returns, allowances and sales incentives, when our products are shipped to customers and title and risk of ownership transfers. Products are generally sold on open account under credit terms customary to the geographic region of distribution. We perform ongoing credit evaluations of our customers and generally do not require collateral to secure our accounts receivable. For engines, service parts, service tools and other items sold to independent distributors and to partially owned distributors accounted for under the equity method, revenues are recorded when title and risk of ownership transfers. This transfer is based on the agreement in effect with the respective distributor and in the United States and most international locations occurs generally when the products are shipped. To the extent of our ownership percentage, margins on sales to distributors accounted for under the equity method are deferred until the distributor sells the product to unrelated parties. We record a provision for estimated sales returns from distributors at the time of sale based on historical experience of product returns and established limitations on returned product.

Foreign Currency

        We translate assets and liabilities of foreign entities to U.S. dollars, where the local currency is the functional currency, at year-end exchange rates. We translate income and expenses to U.S. dollars using weighted average exchange rates for the year. We record adjustments resulting from translation in a separate component of shareholders' equity and include the adjustments in net earnings only upon sale or liquidation of the underlying foreign investment.

        Foreign currency transaction gains and losses are included currently in net earnings for the period. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies, we remeasure inventory, property, plant and equipment balances and the related earnings statement using historical exchange rates. We include the resulting gains and losses in the Consolidated Statements of Earnings, which combined with transaction gains and losses amounted to a net gain of $1 million in 2003 and net losses of $14 million and $11 million in 2002 and 2001, respectively.

Derivative Instruments

        We make use of derivative instruments in foreign exchange, commodity price and interest rate-hedging programs. Derivatives currently in use are foreign currency forward contracts and commodity swap contracts. These contracts are used strictly for hedging and not for speculative purposes.

        We are exposed to foreign currency exchange risk as a result of our international business presence. We transact extensively in foreign currencies and have significant assets and liabilities denominated in foreign currencies. As a result, our earnings experience some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions.

        We enter into commodity swaps to offset our exposure to price volatility for certain raw materials used in the manufacturing process and have the discretion to settle these transactions either in cash or by taking physical delivery. As a result, we do not consider these contracts to be financial instruments for accounting purposes, but account for them as hedges.

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

        Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Held-to-maturity securities are recorded at amortized cost. Unrealized losses considered to be "other-than-temporary" are recognized currently in earnings. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See Note 3 for a detailed description of our investments in marketable securities.

Earnings Per Share

        We calculate basic earnings per share (EPS) of common stock by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that occurs if options or securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS. We exclude shares of common stock held by the Company's Retirement Savings Plan in the Employee Benefits Trust (see Note 14) from weighted average shares outstanding for the EPS calculation until those shares are distributed from the Trust. Following is a reconciliation of net earnings (loss) before cumulative effect of change in accounting principles and weighted average common shares outstanding for purposes of calculating basic and diluted net earnings (loss) per share before cumulative effect of change in accounting principles:

	2003	2002	2001
	$ Millions, except per share amounts
Earnings (loss) before cumulative effect of change in accounting principles	$54	$79	$(103)
Weighted average common shares outstanding:
Basic	39.3	38.6	38.3
Dilutive effect of stock compensation awards	.2	.2	—

Diluted	39.5	38.8	38.3

Earnings (loss) per share before cumulative effect of change in accounting principles:
Basic	$1.37	$2.06	$(2.70)
Diluted	1.36	2.06	(2.70)

        The weighted average diluted common shares outstanding for 2003, 2002 and 2001 exclude the effect of 6.3 million, 6.3 million and 2.9 million shares, respectively, attributable to the conversion of our junior convertible subordinated debentures in 2003 and our Preferred Securities of Subsidiary Trust in 2002 and 2001, because the effect was antidilutive. The calculation also excludes 0.1 million shares in 2001 attributable to the exercise of outstanding options because their effect was antidilutive.

        The weighted average diluted common shares outstanding for 2003, 2002 and 2001 excludes the effect of approximately 3.5 million, 4.4 million and 3.8 million common stock options, respectively, since such options have an exercise price in excess of the average market value of our common stock during those years.

Inventories

        Our inventories are stated at the lower of cost or net realizable value. At December 31, 2003 and 2002, approximately 22 percent and 26 percent, respectively, of our domestic inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure nor do our accounting systems provide a meaningful segregation between raw materials and work-in-process. Inventories at December 31 were as follows:

	2003	2002
	$ Millions
Finished products	$431	$381
Work-in-process and raw materials	359	316

Inventories at FIFO cost	790	697
Excess of FIFO over LIFO	(57)	(56)

	$733	$641

Property, Plant and Equipment

        We record property, plant and equipment at cost. We depreciate the cost of substantially all engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. We depreciate the cost of all other equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $183 million, $183 million and $184 million for the years ended December 31, 2003, 2002 and 2001, respectively. Details of our property, plant and equipment balance at December 31, 2003 and 2002 were as follows:

	2003	2002
	$ Millions
Land and buildings	$597	$580
Machinery, equipment and fixtures	2,470	2,303
Construction in process	54	69

	3,121	2,952
Less accumulated depreciation	(1,774)	(1,647)

Property, plant and equipment, net	$1,347	$1,305

Long-Lived Assets

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

        Below is a summary of the activity in our product coverage liability account for the years ended December 31, 2003 and 2002, including adjustments to pre-existing warranties during the periods:

	2003	2002
	$ Millions
Balance, beginning of year	$318	$322
Provision for warranties issued	181	144
Payments	(172)	(204)
Changes in estimates for pre-existing warranties	31	56

Balance, end of year	$358	$318

Product Liability

        From time to time, we issue indemnifications to our customers and joint venture partners which indicate that we will indemnify them against any loss suffered as a result of a defective product we have sold them. In addition, periodically, we enter into license agreements or joint venture agreements where we license a patent, trademark or other similar intangible asset and agree to indemnify the licensee against any losses suffered should the patent, trademark or intangible asset infringe upon a third party asset. We are generally self-insured on product liability claims, with excess insurance coverage for claims exceeding a specified dollar amount. We provide reserves for these exposures when it is probable that we have suffered a loss and the loss is reasonably estimable. The activity in our product liability accrual for the years ended December 31, 2003 and 2002 was as follows:

	2003	2002
	$ Millions
Balance, beginning of year	$11	$8
Provision	11	4
Payments	(2)	(1)
Changes in estimates	(4)	—

Balance, end of year	$16	$11

Treasury Stock and Employee Stock Plans

        We use the weighted average cost method to account for treasury stock transactions.

        On January 1, 2003, we changed our method of accounting for stock-based employee awards to the fair value method preferred by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). We made this change on a prospective basis only for new option grants or other stock awards made on or after January 1, 2003. For awards granted prior to January 1, 2003, we followed Accounting Principles Board Opinion No. 25, "Accounting for Stock

Issued to Employees" (APB 25), as allowed under SFAS 123. Under APB 25, we did not record compensation expense upon the issuance of stock options because the exercise price of stock options granted equaled the market price on the grant date. However, consistent with the provisions of SFAS 123, as amended by SFAS No. 148, the following table summarizes the pro forma net earnings and per share amounts as if we had accounted for stock options using the fair market value approach for all periods presented:

	2003	2002	2001
	$ Millions, except per share amounts
Net earnings (loss)
As reported	$50	$82	$(103)
Add: Stock based employee compensation included in net earnings (loss), net of tax	3	4	7
Less: Stock based employee compensation determined under fair value method, net of tax	(4)	(17)	(24)

Pro forma net earnings (loss)	$49	$69	$(120)

Basic earnings (loss) per share
As reported	$1.28	$2.13	$(2.70)
Pro forma	1.26	1.79	(3.14)
Diluted earnings (loss) per share
As reported	$1.27	$2.13	$(2.70)
Pro forma	1.25	1.79	(3.14)

        Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The assumptions used in calculating this fair value are more fully described in Note 14.

        We compute compensation expense related to performance shares and restricted stock awards based on the fair value of the stock at the grant date and amortize that expense ratably over the vesting period of the award, as more fully described in Note 14.

        Additional contributed capital in our Consolidated Statements of Financial Position is presented net of employee loans for stock purchases. As of December 31, 2003, 2002 and 2001 the loan amounts were $4 million, $13 million and $12 million, respectively.

Shipping and Handling Costs

        Our shipping and handling costs are expensed as incurred. The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as selling and administrative expenses in our Consolidated Statements of Earnings. For the years ended December 31, 2003, 2002 and 2001, these costs were approximately $94 million, $88 million and $93 million, respectively.

Research and Development

        We expense research and development expenditures, net of contract reimbursements, when incurred. Research and development expenses were $187 million in 2003, $195 million in 2002 and $203 million in 2001.

Allowance for Doubtful Accounts

        We provide an allowance for doubtful accounts based on our collection experience and an analysis of our accounts receivable in light of the current economic environment. In addition, when necessary, we provide for the full amount of specific accounts deemed to be uncollectible. The activity in our allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
	$ Millions
Beginning balance	$14	$9	$10
Provision	3	8	3
Recoveries of amounts previously written off	(1)	—	—
Write-offs	(4)	(3)	(4)

Ending balance	$12	$14	$9

Statement of Cash Flows—Non Cash Transactions

        During 2003, we financed $28 million of property, plant and equipment through capital lease arrangements. The majority of the leases were for computer equipment classified as "Machinery, equipment and fixtures." Capital lease additions were not material in 2002 or 2001.

Reclassifications

        Certain reclassifications have been made to the 2002 and 2001 financial information to conform to the current year presentation.

Change in Benefit Plan Measurement Date

        Effective January 1, 2002, we changed the annual measurement date of our pension plan assets used in determining the assets' market-related value and of our plan liabilities for our pension plans and postretirement benefit plans from September 30 to November 30. We made this change to more closely align the measurement date with our fiscal year end. These plans are more fully discussed in Note 11. As a result of this change, we recorded a favorable cumulative effect of a change in accounting principle of approximately $4 million, or $3 million on an after-tax basis. This amount is disclosed as a separate line item in the accompanying Consolidated Statements of Earnings. The change did not have a material impact on the amount of pension or postretirement expense recorded in 2002. Had we used a November 30 measurement date in prior periods, the amount of pension and postretirement expense recorded in 2001 would have been reduced by approximately $1 million.

Recently Adopted Accounting Pronouncements

        In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Since FASB Statement No. 4 has been rescinded, retirements of debt are no longer automatically classified as an extraordinary item. Rather, retirements of debt are only classified as extraordinary to the extent the specified criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB No. 30) are

met. We adopted this statement on January 1, 2002. In November 2002, we repaid all of the outstanding 5.61% notes due 2010 issued by the ESOP Trust. The aggregate redemption price was approximately $51 million, plus accrued interest and an $8 million redemption premium. The loss due to the redemption premium is reflected as "Loss on early retirement of debt" on our Consolidated Statements of Earnings. The loss from the early retirement of our ESOP Notes was not classified as extraordinary as we believe it did not meet the criteria of APB No. 30.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. In addition, this interpretation requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. See Note 19 for a discussion of our guarantees existing at December 31, 2003. We adopted the recognition provisions of FIN 45 for new or modified guarantees issued on or after January 1, 2003. The adoption of this statement did not have a material effect on our financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires financial instruments meeting certain criteria to be reported as liabilities that were previously reflected as equity or in between liabilities and equity. We adopted SFAS 150 for our existing financial instruments on July 1, 2003. The adoption of this statement resulted in the classification of our obligations associated with the Convertible Preferred Securities of Subsidiary Trust as a liability and resulted in the classification of the dividend payments on these securities as interest expense in our Consolidated Statements of Earnings beginning July 1, 2003. The adoption of this statement did not impact net earnings. On December 31, 2003, due to the adoption of FIN 46, we no longer report the Preferred Securities as a liability; rather, we now report the junior convertible subordinated debentures as a liability as more fully discussed in Note 2.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." In December 2003, the FASB issued FIN 46R, a revised version of FIN 46 (referred to herein as FIN 46). The Company has adopted the provisions of FIN 46 as it relates to certain entities previously considered to be Special Purpose Entities (SPEs) under generally accepted accounting principles and for new entities created on or after February 1, 2003. The Company has not yet adopted FIN 46 for all other entities. See Note 2 for a full description of the impact of the partial adoption of FIN 46 and a description of the entities for which FIN 46 has not yet been adopted.

Note 2.    Variable Interest Entities

        FIN 46 provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs), including entities commonly referred to as SPEs. FIN 46 requires the consolidation of certain VIEs if a company is deemed to be the primary beneficiary, defined in FIN 46 as the entity that holds the majority of variable interests in the VIE. We adopted FIN 46 as of December 31, 2003, for entities previously considered to be SPEs under generally accepted accounting principles and for new entities created on or after February 1, 2003. For all other entities, we are required to adopt FIN 46 as of March 28, 2004 (the end of our first fiscal quarter in 2004). The adoption of FIN 46 required us to consolidate one VIE that was previously not consolidated, and required us to deconsolidate one VIE that was previously consolidated in our Consolidated Financial Statements. These VIEs and the impact of the adoption of FIN 46 on our Consolidated Financial Statements are discussed in more detail below.

        During 2001, we entered into a sale/leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment. The accounting for the original sale/leaseback transaction is discussed in Note 18. The financial institution created a grantor trust to act as the lessor in the arrangement. The financial institution owns 100 percent of the equity in the trust. The grantor trust has no assets other than the equipment and its rights to the lease agreement with us. On the initial sale, we received $125 million from the financial institution which was financed with $99 million of non-recourse debt and $26 million of equity. Our obligations to the grantor trust consist of the payments due under the lease and a $9 million guarantee of the residual value of the equipment. In addition, we have a fixed price purchase option that is exercisable on January 14, 2009, for approximately $35 million. We have determined that the grantor trust is a VIE under FIN 46 and due primarily to the existence of the residual value guarantee, we determined that we are the primary beneficiary of the VIE. As a result, we have consolidated the grantor trust as of December 31, 2003, even though we own none of its equity. In accordance with the transition provisions of FIN 46, we have recorded the assets and liabilities of the trust at the amounts for which the assets and liabilities would have been carried in the Consolidated Financial Statements had the VIE been consolidated since its inception. The impact of the consolidation of this VIE on our December 31, 2003, balance sheet (without regard to the tax impact) was to:

  •
  Increase "Property, plant and equipment" by $92 million, which represents the value of the equipment at December 31, 2003, had it continued to be depreciated from the date of the original sale to the grantor trust. The property serves as collateral on the non-recourse debt discussed below and is not available to satisfy any of our other obligations.

  •
  Increase "Long-term debt" (including the current portion) by $90 million, which represents the balance of the $99 million non-recourse debt as of December 31, 2003. The terms of the non-recourse debt are discussed in Note 8.

  •
  Increase "Minority interests" by $28 million, which represents the current equity interest of the equity holder in the VIE. In addition to our obligations under the non-recourse notes, we also have obligations for fixed payments to the equity holder in the grantor trust totaling approximately $21 million, almost all of which is due in 2009 and beyond.

  •
  Decrease "Current liabilities" by $20 million, which represents the reversal of the deferred gain originally recorded on this transaction and the reversal of the accrued rent expense recorded during the first two years of the lease, offset by the accrual of interest due on the non-recourse debt.

The net effect of the above entries was to record a charge for the "Cumulative effect of change in accounting principle" of $6 million, before the related tax effects of $2 million.

        In June 2001, Cummins Capital Trust I (the "Trust"), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7 percent convertible quarterly income preferred securities ("Preferred Securities"). The total proceeds from the issuance of the Preferred Securities by the Trust were invested in $309 million aggregate principal amount of 7% convertible subordinated debentures (the "Debentures") that we issued. The Debentures are the sole assets of the Trust. This transaction is more fully discussed in Note 9. The Trust qualifies as a VIE under FIN 46. We have determined that we are not the primary beneficiary of the Trust and as a result have deconsolidated the Trust as of December 31, 2003. As a result of the deconsolidation of the Trust, we no longer report the Preferred

Securities as an obligation in our Consolidated Financial Statements; rather, we now report the Debentures as an obligation, and have included the Debentures in "Long-term debt" in our Consolidated Statements of Financial Position as of December 31, 2003. The deconsolidation had no impact in 2003 on our Consolidated Statements of Earnings as there was no cumulative effect from this change. In 2004, rather than reporting the preferred dividends on the Preferred Securities, we will report interest expense associated with the Debentures resulting in an increase in interest expense.

        In addition to the VIEs discussed above, we have investments in numerous businesses currently accounted for under the equity method that are potential VIEs under FIN 46. These businesses primarily consist of investments in certain of our North American distributors, investments in our numerous engine business joint ventures, and other joint venture investments. In addition, we guarantee the obligations of two U.S. distributors where we do not currently own an interest. We are required to adopt FIN 46 for these entities as of the end of our first fiscal quarter in 2004. We are in the process of performing an analysis to determine the proper reporting treatment under FIN 46 for each of these entities, and it is possible that some of them will meet the scope exception provisions in paragraph 4 of FIN 46. Our joint venture investments are further discussed in Note 5, which also includes summarized financial data related to the investments in total. In almost all cases, our maximum potential loss related to our joint venture investments is limited to the amount of our investment in and advances to these entities ($339 million at December 31, 2003) as we have no contractual requirements to fund losses of these entities. In limited circumstances, we also provide debt guarantees for certain joint ventures which are described in Note 19. We also have an obligation to fund certain working capital requirements of Consolidated Diesel Corporation as more fully discussed in Note 5. Our guarantee arrangements with the two U.S. distributors where we do not own an interest are described in Note 19. Our maximum potential loss related to these distributors is limited to the amount of our debt guarantee. As of December 31, 2003, these distributors have total revenues of $188 million, total assets of $101 million and total debt of $67 million (of which $54 million is under our guarantee and our guarantee is limited to $25 million).

Note 3.    Marketable Securities

        The following is a summary of marketable securities at December 31:

	2003			2002
	Cost	Gross unrealized gains	Est. fair value	Cost	Gross unrealized gains	Est. fair value
	$ Millions
Available-for-sale:
Debt mutual funds	$50	$2	$52	$44	$2	$46
Government debt securities-non-U.S.	8	—	8	8	1	9
Corporate debt securities	16	1	17	14	—	14
Equity securities and other	6	5	11	5	—	5
Held-to-maturity:
Commercial paper and other	9	—	9	5	—	5

Total marketable securities	$89	$8	$97	$76	$3	$79

Current	$84	$3	$87	$71	$3	$74
Non-current	5	5	10	5	—	5

        Proceeds from sales of available-for-sale securities were $139 million, $59 million and $19 million in 2003, 2002 and 2001, respectively. Purchases of available-for-sale securities were $141 million, $95 million and $39 million in 2003, 2002 and 2001, respectively. Gross realized gains from the sale of available-for-sale securities were $4 million, $1 million and $2 million in 2003, 2002 and 2001, respectively. Gross realized losses from the sale of available-for-sale securities were $1 million in 2003 and not material in 2002 and 2001. During the fourth quarter of 2002, we recorded a $4 million charge related to an "other-than-temporary" impairment of an investment in equity securities.

        The commercial paper and other investments mature during 2004. The fair value of available-for-sale investments in debt securities by contractual maturity at December 31, 2003, is as follows:

Maturity date	Fair value
$ Millions
1 year or less	$3
1-5 years	12
5-10 years	4
After 10 years	6

Total	$25

Note 4.    Sales of Receivables

        In December 2000, we entered into an agreement to sell an interest in designated pools of trade receivables to Cummins Receivable Corporation (CRC), a special purpose subsidiary. The subsidiary transferred an interest in its receivables, without recourse, to limited purpose receivable securitization companies (conduits) that were established and managed by an independent financial institution. The conduits funded their purchases of receivables from the subsidiary by issuing commercial paper. To maintain a balance in the designated pools of receivables sold, we sold new receivables as existing receivables were collected. Receivables transferred to CRC that are not sold to the conduit were classified in accounts receivable and were subordinate to the conduit's interest in the pool of receivables. We amended the agreement in April 2002 to change the requirement for maintaining an investment grade credit rating, which resulted in an increase in the interest rate. This program expired on December 15, 2003.

        No accounts receivable sold to the subsidiary were written off during 2003, 2002 or 2001. The weighted average interest rate on securitized repayments during 2003, 2002 and 2001 was 1.2 percent, 1.8 percent and 4.4 percent, respectively. The sold receivables servicing portfolio, which is included in receivables at December 31, and the proceeds from the sale of receivables and other cash flows received from and paid to CRC follows:

	2003	2002	2001
	$ Millions
Sold receivables servicing portfolio	$—	$242	$231
Proceeds outstanding from receivable sales	—	—	55
Receivables sold to CRC	3,622	3,420	2,986
Collections reinvested in CRC	3,581	3,409	3,110
Servicing fees and interest	1	2	8

        In January 2004, we entered into a new agreement with a different financial institution, whereby we will sell an interest in a designated pool of receivables to a new wholly-owned special purpose subsidiary, Cummins Trade Receivables, LLC (CTR). The program is designed to work similar to our old program except that the financial institution purchases an interest in the receivables directly rather than utilizing a commercial paper conduit. The maximum amount of sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. The facility has a three year term.

Note 5.    Investments in Equity Investees and Related Party Transactions

        Investments in and advances to equity investees and our ownership percentage at December 31, were as follows:

	Ownership %	2003	2002
		$ Millions
European Engine Alliance	33%	$68	$56
Dongfeng Cummins	50%	62	29
AVK/SEG Newage	50%	45	36
Consolidated Diesel	50%	37	60
Chongqing Cummins	50%	29	22
Komatsu alliances	20%—50%	26	25
Tata Cummins	50%	21	18
Other	Various	51	18

Total		$339	$264

        We have approximately $67 million in our investment account at December 31, 2003, that represents cumulative undistributed earnings in our equity investees. Summary financial information for Dongfeng Cummins and our other equity investees was as follows:

	Dongfeng Cummins			All Others
	2003	2002	2001	2003	2002	2001
	$ Millions
Net sales	$304	$102	$63	$2,275	$1,580	$1,510
Gross margin	64	19	7	454	263	215
Net earnings	47	9	—	82	32	21
Cummins share of net earnings	24	4	—	42	16	7
Current assets	$147	$48	$35	$772	$569	$391
Noncurrent assets	76	38	30	740	646	590
Current liabilities	(87)	(27)	(26)	(586)	(397)	(340)
Noncurrent liabilities	—	(1)	(1)	(524)	(510)	(374)

Net assets	$136	$58	$38	$402	$308	$267

Cummins share of net assets	$62	$29	$25	$179	$126	$108

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

        We purchase significant quantities of midrange diesel and natural gas engines, components and service parts from Consolidated Diesel Company (CDC), an unconsolidated general partnership. The partnership was formed in 1980 with J. I. Case (Case) to jointly fund engine development and manufacturing capacity. Cummins and Case (now CNH Global N.V.) are general partners and each partner shares 50 percent ownership in CDC. Under the terms of the agreement, CDC is obligated to make its entire production of diesel engines and related products available solely to the partners. Each partner is entitled to purchase up to one-half of CDC's actual production; a partner may purchase in excess of one-half of actual production to the extent productive capacity is available beyond the other partner's purchase requirement. The partners are each obligated, unconditionally and severally, to purchase annually at least one engine or engine kit produced by CDC, provided a minimum of one engine or kit is produced. The transfer price of CDC's engines to the partners must be sufficient to cover its manufacturing cost in such annual accounting period, including interest and financing expenses, and excluding depreciation expense (other than Scheduled Depreciation Expense as defined in the agreement). In addition, each partner is obligated to contribute one-half of the capital investment required to maintain plant capacity and each partner has the right to invest unilaterally in plant capacity, which additional capacity can be utilized by the other partner for a fee. To date, neither partner has made a unilateral investment in plant capacity at CDC.

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

        All of our engine purchases from CDC are shipped directly from CDC to our customers and recorded as "Cost of goods sold" in our Consolidated Statements of Earnings. Our engine purchases from CDC are recorded at CDC's transfer price which is based upon total production costs of products shipped and an allocation of all other costs incurred during the reporting period, resulting in break-even operating results for CDC. We account for our investment in CDC under the equity method of accounting (see Note 1). Our investment in CDC is classified as "Investments in and advances to equity investees" in our Consolidated Statements of Financial Position.

        The following table summarizes our related party purchases included in "Cost of goods sold" in our Consolidated Statements of Earnings:

	2003	2002	2001
	$ Millions
Engines, parts and components—CDC	$386	$457	$452
Engines, parts and components—other JVs	156	93	95

Total	$542	$550	$547

        The Consolidated Statements of Cash Flows include the earnings of equity investees as reported above as well as other non-cash adjustments. The most significant adjustment included in the statement of cash flows is depreciation recorded by CDC, which is allocated to the joint venture partners based on the amount of their purchases. We classify depreciation and other noncash expenses related to CDC as "Cost of goods sold" and "Other (income) expense", respectively, in the Consolidated Statements of Earnings. The adjustments relating to CDC were $12 million in 2003, $12 million in 2002 and $16 million in 2001.

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

        We are contractually obligated to repurchase new engines, parts and components and signage from our North American distributors following an ownership transfer or termination of the distributor. In addition, in certain cases where we own a partial interest in a distributor, we are obligated to purchase the other equity holders' interests if certain events occur (such as the death of the distributor principal or a change in control of Cummins Inc.). The purchase price of the equity interests is determined based on the fair value of the distributor's assets. Outside of North America, repurchase obligations and practices vary by region. We also provide guarantees related to certain obligations of some distributors as more fully discussed in Note 19. We continually monitor the financial condition of these independent distributors. We recognize revenue on sales to these distributors when we have concluded that our performance under these guarantees is unlikely. All distributors that are partially-owned and those who participate in the guaranteed loan program are considered to be related parties in our Consolidated Financial Statements.

Note 6.    Goodwill and Other Intangible Assets

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142), which addresses financial accounting and reporting for goodwill and intangible assets. Under SFAS 142, goodwill and certain other intangible assets having indefinite useful lives are no longer amortized but are allocated to applicable reporting units for purposes of performing annual impairment tests using a fair-value-based analysis.

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

        We have elected to perform the annual impairment test of our recorded goodwill as required by SFAS 142 as of the end of our fiscal third quarter. The results of this annual impairment test indicated that the fair value of each of our reporting units as of September 28, 2003 and September 29, 2002, exceeded their carrying, or book value, including goodwill, and therefore our recorded goodwill was not subject to impairment.

        As required by SFAS 142, our Consolidated Statements of Earnings for periods prior to its adoption have not been restated. However, the effect on our net earnings and earnings per share of excluding goodwill amortization (net of tax) is shown in the table below:

	2003	2002	2001
	$ Millions
Net earnings (loss)
As reported	$50	$82	$(103)
Goodwill amortization	—	—	11

Net earnings (loss) as adjusted	$50	$82	$(92)

Basic earnings (loss) per share
As reported	$1.28	$2.13	$(2.70)
Goodwill amortization	—	—	.28

As adjusted	$1.28	$2.13	$(2.42)

Diluted earnings (loss) per share
As reported	$1.27	$2.13	$(2.70)
Goodwill amortization	—	—	.28

As adjusted	$1.27	$2.13	$(2.42)

        The following table summarizes our other intangible assets with finite useful lives that are subject to amortization as of December 31:

	2003	2002
	$ Millions
Software	$204	$208
Accumulated amortization	(115)	(113)

Net software	89	95

Trademarks, patents and other	4	4
Accumulated amortization	(1)	(3)

Net trademarks, patents and other	3	1

Total	$92	$96

        Amortization expense for software and other intangibles totaled $38 million, $34 million and $33 million for the years ended December 31, 2003, 2002 and 2001, respectively. Internal and external software costs (excluding those related to research, reengineering and training) and trademarks and patents are amortized generally over a five-year period. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is approximately $32 million in 2004, $24 million in 2005, $16 million in 2006, $10 million in 2007 and $6 million in 2008.

Note 7.    Restructuring, Asset Impairment and Other Charges

        Through the end of 2002, we continued a restructuring program initiated in 1998 to improve the Company's cost structure. The charges related to this program included staffing reorganizations and reductions in various business segments, asset impairment write-downs for manufacturing equipment, facility closure and consolidation costs, dissolution costs and restructuring actions related to joint venture operations, cancellation of a new engine development program and exit costs related to several small business operations. The 2000 and 2001 actions were a result of the downturn in the North American heavy-duty truck market and several other end-markets and were taken in order to achieve lower production costs and improve operating efficiencies under difficult economic conditions. As of December 31, 2002, all activities associated with the 2000 and 2001 restructuring actions were complete. As of December 31, 2003, all activities associated with the 2002 restructuring actions were complete.

        A detailed discussion of the restructuring charges incurred during 2002, 2001 and 2000 accompanied by schedules that present, by major cost component and by year of provision, activity related to the restructuring charges, including adjustments to the original charges, follow:

Restructuring Plan—2002

	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
		$ Millions
Total restructuring charged to expense	$11	$3	$2	$16
Cash payments	(9)	—	(1)	(10)
Non-cash charges	—	(3)	—	(3)
Reversal of restructuring accruals	(1)	—	—	(1)

Balance at December 31, 2002	1	—	1	2
Cash payments	(1)	—	(1)	(2)

Balance at December 31, 2003	$—	$—	$—	$—

        In the second quarter 2002, we took further restructuring actions precipitated by continued weak market conditions across most of our businesses and recorded a restructuring charge of $16 million. For the year, the charge was more than offset by an $8 million reversal of excess 2000 restructuring reserves, a $12 million reversal of excess 2001 restructuring reserves, a $1 million reversal of excess 2002 restructuring reserves and a recovery of $3 million from a non-recurring charge originally taken in 2000. The charge included $11 million attributable to workforce reduction actions, $3 million for asset impairment and $2 million related to facility closures and consolidations. Of this charge, $5 million was associated with the Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business.

        The charges included severance costs and benefit costs of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. These actions reflect overall reductions in staffing levels due to closing operations and moving production to locations with available capacity. As of December 31, 2003, approximately 210 salaried and 350 hourly employees had been separated or terminated under this plan. The asset impairment charge related to equipment that was made available for disposal. The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant. The demographics of the workforce that was terminated differed from original expectations. As such, costs were $1 million lower than the original estimates and the amount was reversed to income in the fourth quarter of 2002. As of December 31, 2003, we have concluded these actions.

Restructuring Charges—2001

	Workforce Reduction	Asset Impairment	Other Exit Costs	Total
	$ Millions
Total restructuring charged to expense	$18	$68	$42	$128
Cash payments	(9)	—	(42)	(51)
Non-cash charges	—	(68)	—	(68)
Reallocation of excess accruals	3	—	—	3

Balance at December 31, 2001	12	—	—	12
Cash payments	(9)	—	—	(9)
Cash receipts	—	6	—	6
Adjustment to asset carrying value	—	3	—	3
Reversal of restructuring accruals	(3)	(9)	—	(12)

Balance at December 31, 2002	$—	$—	$—	$—

        In the first half of 2001, as a result of the continuing downturn in the North American heavy-duty truck market and several other end-markets, we announced further restructuring actions and recorded restructuring charges of $128 million, most of which occurred in the second quarter. The restructuring charges included $18 million attributable to workforce reduction actions, $68 million for asset impairment, and $42 million for cancellation charges on capital and tooling equipment commitments. These charges were offset in the 2001 Consolidated Statement of Earnings by a $3 million recovery of excess 2000 restructuring accruals. Of the net $125 million charge, $112 million was associated with the Engine Business, $8 million with the Power Generation Business, $4 million with the Filtration and Other Business and $1 million with the International Distributor Business.

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

        The asset impairment charge was for equipment, tooling and related investment supporting a new engine development program that was cancelled during the second quarter of 2001. The charges included the investment in manufacturing equipment previously capitalized and cancellation charges for capital and tooling purchase commitments. The charge was reduced by the estimated salvage value related to the planned equipment disposals. During 2002, we recovered $9 million of salvage proceeds on planned equipment disposals. In addition, we reversed $6 million against the original restructuring charge related to settling our equipment commitments for less than our original estimate. In the fourth quarter 2002, we transferred $3 million of previously impaired engine equipment to a U.S. plant as a result of moving our ISX assembly operations and realigned our workforce reduction plan. These actions resulted in a reversal of $12 million in excess charges related to this plan.

        As of December 31, 2002, 511 salaried and 540 hourly employees had been separated or terminated under the workforce reduction actions of this plan. As of December 31, 2002, we had concluded these actions.

Other Charges—2001

$ Millions
Total other charges included in restructuring, asset impairment and other, net	$1
Non-cash charges	(14)
Cash receipts	13

Balance at December 31, 2001	$—

        During 2001, we recorded a net non-recurring charge of $1 million attributable to the divestiture of a small business operation.

Restructuring Charges—2000

	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
	$ Millions
Balance at December 31, 2001	12	—	5	17
Cash payments	(11)	—	(1)	(12)
Adjustment to asset carrying value	—	3	—	3
Reversal of restructuring accruals	(1)	(3)	(4)	(8)

Balance at December 31, 2002	$—	$—	$—	$—

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

        In the second quarter 2002, we cancelled plans to close a filtration manufacturing plant ($1 million), transferred $2 million of previously impaired power generation equipment that was previously slated for disposal to a foreign operation, realigned our workforce reduction plan ($1 million) and settled legal claims from a previous disposal action for less than originally estimated ($2 million). These actions resulted in a reversal of $6 million in excess charges related to this plan. In the fourth quarter 2002, we moved our ISX assembly to a U.S. plant which reduced the need for a previous accrual. This action resulted in a reversal of $2 million in excess charges related to this plan. We have concluded this restructuring action.

Note 8.    Borrowing Arrangements

	2003	2002
	$ Millions
Short-term borrowings:
Loans payable	$23	$19
Bank overdrafts	5	—
Current maturities of long-term debt	21	119

Total	$49	$138

        Loans payable consisted of notes payable to financial institutions of $28 million in 2003 and $19 million in 2002. The weighted average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2003 and 2002 was 8.29 percent and 6.69 percent, respectively.

        As of December 31, 2003, in addition to the $385 million revolving credit agreement discussed below, we had $88 million of unused domestic and international short-term credit facilities. The amount of borrowings outstanding under these short-term facilities at December 31, 2003, was $28 million.

	2003	2002
	$ Millions
Long-term debt:
Junior Convertible Subordinated Debentures	300	—
Notes 8.68% due 2008	90	—
Notes 6.25% due 2003	—	115
Notes 6.45% due 2005	225	225
Senior Notes 9.5% due 2010	250	250
Debentures 6.75% due 2027	120	120
Debentures 7.125% due 2028	250	250
Debentures 5.65% due 2098 (effective interest rate 7.48%)	165	165
Other (including terminated interest rate swaps)	18	29

	1,418	1,154
Unamortized discount	(47)	(40)
Capital leases	30	4

Total	1,401	1,118
Current maturities	(21)	(119)

Net long-term debt	$1,380	$999

        Principal payments required of long-term debt during the next five years are $21 million in 2004, $253 million in 2005, $19 million in 2006, $14 million in 2007 and $51 million in 2008.

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

        In February 1998, we issued $765 million of debt securities under a $1 billion shelf registration statement. The issuance was comprised separately of $125 million 6.25% Notes, $225 million 6.45% Notes, $250 million 7.125% Debentures and $165 million 5.65% Debentures. All of the Notes and Debentures bear interest at the respective rates shown in the table above and interest on each series of Notes and Debentures is payable on March 1 and September 1 of each year. The Notes and Debentures are unsecured and are not subject to any sinking fund requirements. The 2005 Notes are not redeemable prior to maturity. We can redeem the 2028 Debentures and the 2098 Debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

        In November 2002, we entered into a new revolving credit facility that replaced our prior revolving credit facility. The new facility provides for aggregate borrowings of up to $385 million and expires in November 2005. Up to $150 million of the facility is available for total letters of credit. Up to $60 million of the facility may be used for multi-currency borrowings or multi-currency letters of credit. Interest on the facility varies based upon the London interbank offered rate or the Alternate Base Rate plus a spread depending upon our credit rating. The interest rate also increases 12.5 basis points (.125%) when more than one-third of our borrowing capacity is utilized. Our obligations under the revolving credit facility are collateralized by a security interest in certain of our domestic assets (primarily current assets, investments in joint ventures and certain intangible assets) and a pledge of a portion of the stock of certain foreign subsidiaries. As of December 31, 2003, we had outstanding $109 million in letters of credit against this facility, which gave us $276 million available for borrowings. We are required to pay a quarterly facilities fee on unused commitments under this facility based on our credit rating. The fee was 0.40% at December 31, 2003. There was no balance outstanding under the facility at December 31, 2003 or 2002.

        In November 2002, we issued $250 million of unsecured 9.5% Senior Notes that mature in 2010. Proceeds from the issuance of approximately $244 million, net of debt issue costs, were used to repay amounts outstanding under our Sale of Receivables facility (see Note 4) and for general corporate purposes. Interest on the Notes is payable on June 1 and December 1 each year. We can redeem the Notes in whole or in part at any time after December 1, 2006, at a premium equal to 104.75% of par, declining to par in 2008, plus accrued interest. In connection with the 2002 Indenture, we agreed to file an exchange offer registration statement with the SEC and complete that offer no later than May 19, 2003. As a result of the delay in filing our 2002 Annual Report on Form 10-K with the SEC, we were unable to complete the exchange offer and became contractually obligated to pay an additional 0.25% per annum interest on the Notes issued under the Indenture. For each 90-day delay in the completion of the exchange offer, the interest rate on the notes will increase by an additional 0.25% per annum up to a 1% maximum increase until such time as the exchange offer is completed. As of December 31, 2003, we were paying an additional 0.75% interest on the Notes. On February 24, 2004, the exchange offer registration statement was declared effective and upon completion of the exchange offer (which is expected by the end of March 2004), the penalty interest will cease and the interest rate will return to 9.5%.

        See Note 9 for a description of our obligations under the Junior Convertible Subordinated Debentures.

        In December 2000, a consolidated Variable Interest Entity (a grantor trust wholly-owned by a financial institution) issued $99 million of 8.68% non-recourse notes with annual principal payments and a final payment due in April 2008. The consolidation of the Variable Interest Entity is discussed in Note 2. Interest payments are due on the notes quarterly. Principal and interest payments due on the notes coincide with the payments that are due to the grantor trust under our lease of ISX equipment from the grantor trust. Principle payments due over the next five years are included in the amounts above. Our lease is described in Note 18. The notes are secured by the assets of the grantor trust which include only the ISX equipment and the trust's rights under the lease agreement with us.

        Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to the $250 million 9.5% Senior Notes and our new revolving credit facility which will, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale/leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a minimum net worth, a minimum debt-to-equity ratio and a minimum interest coverage ratio. As of December 31, 2003, we were in compliance with all of the covenants under our borrowing agreements.

        Commitments under outstanding letters of credit, performance bonds and other performance-related guarantees at December 31, 2003, were approximately $146 million.

Note 9.    Convertible Preferred Securities of Subsidiary Trust and Junior Subordinated Convertible Debentures

        In June 2001, Cummins Capital Trust I (the "Trust"), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7% convertible quarterly income preferred securities ("Preferred Securities"), to qualified institutional buyers for net proceeds of $291 million. The Preferred Securities represent an undivided beneficial ownership interest in the assets of the Trust. The total proceeds from the issuance of the Preferred Securities by the Trust were invested in $309 million aggregate principal amount of 7% convertible subordinated debentures (the "Debentures") that we issued. The Debentures are the sole assets of the Trust. As discussed in Note 2, the Trust is no longer consolidated due to the adoption of FIN 46. The debentures are included in "Long-term debt" in our Statement of Financial Position.

        Holders of the Preferred Securities are entitled to receive preferential cumulative cash dividends at an annual rate of 7% of the $50 per share liquidation value. In addition, we are accreting the difference between the liquidation amount and the original proceeds received as additional interest expense to the mandatory redemption date. The distribution rate and payment dates for the Preferred Securities correspond to the interest rate and payment dates for the Debentures. We may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters. If a deferral is made, the Trust will defer distributions on the Preferred Securities for a corresponding period but will continue to accrue for the distribution. We guarantee, on a subordinated basis, distributions and other payments due on the Preferred Securities, to the extent the Trust has available assets and subject to certain other restrictions (the "Guarantee"). The Guarantee, when taken together with our obligations under the Debentures, the indenture pursuant to which the Debentures were issued, and the obligations under the Trust Agreement, provides a full and unconditional guarantee of amounts due on the Preferred Securities.

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

Note 10.    Other Accrued Expenses

	2003	2002
	$ Millions
Accrued salaries and wages	$141	$124
Accrued retirement obligations	165	176
Income taxes payable	30	28
Other	203	203

	$539	$531

Note 11.    Pension and Other Postretirement Benefits

Pension Plans

        We have several contributory and noncontributory pension plans covering substantially all employees. Generally, hourly employee pension benefits are earned based on years of service and compensation during active employment while future benefits for salaried employees are determined using a cash balance formula. The level of benefits and terms of vesting, however, may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities and fixed income securities. As of December 31, 2003 and 2002, pension plan assets included Cummins common stock with market values of $132 million and $105 million, respectively. It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate. Plan liabilities and the market-related value of our plan assets are determined based on a November 30 measurement date.

Other Postretirement Benefits

        Our postretirement benefit plans provide various health care and life insurance benefits to eligible employees who retire and satisfy certain age and service requirements and their dependents. The plans are contributory and contain cost-sharing features such as deductibles, coinsurance and spousal contributions. Company contributions are limited by formulas in each plan. Retiree contributions for health care benefits are adjusted annually and we reserve the right to change benefits covered under these plans. There were no plan assets for the postretirement benefit plans as our policy is to fund benefits and expenses for these plans as claims and premiums are incurred. Plan liabilities are determined based on a November 30 measurement date.

        In December 2003, President Bush signed into law the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act). The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We expect that certain of our plans, as currently structured, would qualify for the subsidy and other plans require additional evaluation to determine whether or not they qualify. In January 2004, the FASB issued FASB Staff Position No. 106-1 (FSP 106-1) which allows companies to defer accounting for the effects of the Act on its accumulated postretirement benefit obligation (APBO) and its net postretirement benefit costs. Due to uncertainties regarding: (1) how the subsidy will ultimately be computed under the Act, (2) whether the subsidy would benefit the plan participant or the Company (based on our formulas) and (3) the proper accounting for the subsidy, we are unable to determine the impact of the subsidy on our APBO and net postretirement benefit costs included in the Consolidated Financial Statements. Accordingly, we have elected to defer accounting for the subsidy in accordance with the FSP. As a result, the APBO and net postretirement benefit costs included in the Consolidated Financial Statements do not reflect the effects of the subsidy. Specific authoritative guidance on accounting for the subsidy is pending and, when issued, could require us to change previously reported information depending upon the transition guidance ultimately approved by the FASB.

        The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company's Consolidated Statements of Financial Position at December 31, 2003 and 2002:

	Pension		Postretirement
	2003	2002	2003	2002
	$ Millions
Change in benefit obligation
Benefit obligation at beginning of year	$2,227	$2,099	$644	$697
Service cost	46	50	4	6
Interest cost	144	145	44	49
Participant contributions	8	8	4	3
Amendments	1	25	—	—
Actuarial (gain) loss	242	46	71	(61)
Benefits paid	(169)	(201)	(55)	(50)
Exchange rate changes	87	55	—	—
Other	3	—	5	—

Benefit obligation at end of year	$2,589	$2,227	$717	$644

Change in plan assets
Fair value of plan assets at beginning of year	$1,581	$1,709	$—	$—
Actual return on plan assets	317	(55)	—	—
Company contributions	118	81	51	47
Participant contributions	8	8	4	3
Benefits paid	(169)	(201)	(55)	(50)
Exchange rate changes	57	38	—	—
Other	6	1	—	—

Fair value of plan assets at end of year	$1,918	$1,581	$—	$—

Reconciliation of Funded Status
Underfunded status	$(671)	$(646)	$(717)	$(644)
Unrecognized actuarial loss	843	750	99	25
Unrecognized prior service cost (credit)	44	50	(8)	(10)

Net amount recognized	$216	$154	$(626)	$(629)

Amounts recognized in Consolidated Statements of Financial Position
Prepaid benefit cost	$13	$9	$—	$—
Accrued benefit liability—current	(116)	(116)	(49)	(54)
Accrued benefit liability—long term	(452)	(446)	(577)	(575)
Intangible asset	73	83	—	—
Accumulated other comprehensive income (minimum pension liability adjustment)	698	624	—	—

Net amount recognized	$216	$154	$(626)	$(629)

        Included in the above table at December 31, 2003 and 2002, were underfunded pension plans with aggregate projected benefit obligations of $2,544 million and $2,200 million, respectively, and accumulated benefit obligations of $2,441 million and $2,120 million, respectively. The fair value of plan assets for these plans was $1,864 million and $1,550 million, respectively. A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum pension liability adjustment for 2003 and 2002 was $64 million and $415 million, respectively, and included charges to shareholder's equity of $74 million ($53 million after tax) in 2003 and $402 million ($257 million after tax) in 2002. The 2003 charge was partially offset by $21 million of foreign exchange effect. In addition, we recorded a $3 million minimum pension liability for a joint venture in 2003.

        Included in the above table at December 31, 2003 and 2002, were overfunded pension plans with aggregate projected benefit obligations of $45 million and $27 million, respectively, and accumulated benefit obligations of $41 million and $24 million, respectively. The fair value of plan assets for these plans was $54 million and $31 million, respectively.

        The following table presents the net periodic pension and postretirement expense under our plans:

	Pension			Postretirement
	2003	2002	2001	2003	2002	2001
	$ Millions
Service cost	$46	$50	$53	$4	$6	$6
Interest cost	144	145	141	44	49	50
Expected return on plan assets	(157)	(188)	(176)	—	—	—
Amortization of prior service cost (credit)	12	11	9	(1)	(2)	—
Amortization of actuarial losses (gains)	15	3	—	—	5	4
Amortization of transition asset	—	—	(1)	—	—	—
Other	1	—	—	—	—	—

Net periodic benefit expense	$61	$21	$26	$47	$58	$60

        The table below presents various assumptions used in determining the benefit obligation for each year and reflects weighted average percentages for the various plans (Non-U.S. is primarily the United Kingdom):

	Pension						Postretirement
	2003		2002		2001		2003	2002	2001
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.25%	5.66%	7.00%	5.91%	7.25%	6.34%	6.25%	7.00%	7.25%
Expected return on plan assets	8.50%	8.13%	8.50%	8.44%	10.00%	8.53%	N/A	N/A	N/A
Compensation increase rate	4.00%	3.75%	4.75%	3.40%	4.75%	3.39%	N/A	N/A	N/A

        The table below presents various assumptions used in determining the net periodic cost and reflects weighted average percentages for the various plans (Non-U.S. is primarily the United Kingdom):

	Pension						Postretirement
	2003		2002		2001		2003	2002	2001
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	7.00%	5.91%	7.25%	6.34%	7.75%	6.36%	7.00%	7.25%	7.75%
Expected return on plan assets	8.50%	8.44%	10.00%	8.53%	10.00%	7.35%	N/A	N/A	N/A
Compensation increase rate	4.75%	3.40%	4.75%	3.39%	5.25%	3.65%	N/A	N/A	N/A

        Our consolidated postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2003. The rate was assumed to decrease on a linear basis to 5 percent over the next four years and remain at that level thereafter. An increase in the health care cost trends of 1 percent would increase our accumulated postretirement benefit obligation by $37 million as of December 31, 2003, and the net periodic postretirement benefit expense for 2003 by $2 million. A decrease in the health care cost trends of 1 percent would decrease our accumulated postretirement benefit obligation by $40 million as of December 31, 2003, and the net periodic postretirement benefit expense for 2003 by $3 million.

        The methodology used to determine the expected rate of return on the pension plan assets in the U.S. was based on a combination of two studies performed by independent consultants. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2003, 2002 and target allocation for 2004 are as follows:

	Percentage of Plan Assets at December 31,
			Target Allocation
Investment description
	2003	2002	2004
Equity securities	72.7%	68.0%	67.5%—73.9%
Fixed income	27.0%	31.8%	26.1%—32.3%
Real estate/Other	0.3%	0.2%	0.1%—0.2%

Total	100.0%	100.0%

        We plan to contribute approximately $120 million to our defined benefit pension plans in 2004.

        Our expected future benefit payments under our pension plans are as follows:

	2004	2005	2006	2007	2008	2009-2013
	$ Millions
Expected benefit payments	$177	$181	$189	$193	$199	$1,100

        We also sponsor defined contribution plans for certain non-U.S. hourly and salaried employees. During 2003, 2002 and 2001, expenses incurred related to our contributions to these plans were $8.3 million, $4.7 million and $3.9 million, respectively.

Note 12.    Income Taxes

        The provision (benefit) for income taxes consists of the following:

	2003	2002	2001
	$ Millions
Current:
U.S. Federal and state	$3	$(11)	$(11)
Foreign	57	47	32

	60	36	21

Deferred:
U.S. Federal and state	(32)	(69)	(79)
Foreign	(16)	(5)	14

	(48)	(74)	(65)

Provision (benefit)	$12	$(38)	$(44)

        A reconciliation of the income tax provision (benefit) at the U.S. Federal income tax rate of 35 percent to the actual income tax provision (benefit) shown above is as follows:

	2003	2002	2001
	$ Millions
Earnings (loss) before income taxes, minority interests, dividends on preferred securities and cumulative effect of change in accounting principles:
U.S.	$(45)	$(24)	$(234)
Foreign	136	102	113

	91	78	(121)

Provision (benefit) for income taxes:
Tax at U.S. statutory rate	32	27	(42)
State taxes	2	2	1
Nondeductible special charges	—	—	2
Nondeductible goodwill amortization	—	—	3
Deductible dividends on preferred securities	(4)	(7)	(4)
Research tax credits	(8)	(7)	(9)
Export tax benefits	(12)	(11)	(7)
Differences in rates and taxability of foreign subsidiaries	5	16	12
Differences in rates and taxability of foreign joint ventures	(5)	(1)	(3)
Settlement of IRS examinations	—	(57)	—
All other, net	2	—	3

Provision (benefit)	$12	$(38)	$(44)

        The one-time 2002 tax benefit of $57 million relates to the conclusion during 2002 of the U.S. Internal Revenue Service examinations of tax years 1994 to 1999. The $57 million includes a

$20 million reversal of tax accruals no longer required for the potential loss of export tax benefits, research credits, and foreign tax credits claimed during the audit period. The remaining $37 million relates to the tax benefit of deductions related to the valuation of assets for tax purposes settled during the audit period.

        Except for the U.K. group, we provide for the additional taxes that would be due upon the dividend distribution of the earnings of our foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. The unremitted earnings of the U.K. group are considered to be permanently reinvested and the determination of the deferred tax liability, if any, that might be due should those earnings be distributed is not practicable. Earnings (loss) before income taxes includes equity earnings of foreign joint ventures of $48 million, $12 million and $8 million for the years ended December 31, 2003, 2002 and 2001, respectively. Additional U.S. deferred income taxes of $12 million, $3 million and $0 million for the years ended December 31, 2003, 2002 and 2001, respectively, were provided for the estimated additional U.S. taxes that will be due upon the ultimate distribution of these foreign joint venture equity earnings.

        Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets at December 31, are:

	2003	2002
	$ Millions
U.S. federal carryforward benefits:
Net operating loss, expiring 2021 and 2022	$192	$173
Research tax credits, expiring 2008 to 2023	102	97
Minimum tax credits, no expiration	10	10

	304	280
U.S. state carryforward benefits	43	32
Foreign carryforward benefits	34	22
Employee benefit plans	213	226
Minimum pension liability	247	223
Product coverage and marketing expenses	121	111
Other	134	96

Gross deferred tax assets	1,096	990
Valuation allowance	(43)	(41)

Deferred tax assets	1,053	949

Property, plant and equipment	(153)	(134)
Other	(57)	(47)

Deferred tax liabilities	(210)	(181)

Net deferred tax assets	$843	$768

        A valuation allowance is recorded to reduce the gross deferred tax assets to an amount management believes is more likely than not to be realized. The valuation allowance was increased in 2003 and 2002 by $2 million and $10 million, respectively. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

        The deferred income tax balances are classified in the Consolidated Statements of Financial Position as follows:

	2003	2002
	$ Millions
Current assets	$192	$150
Noncurrent assets	663	640
Noncurrent liabilities	(12)	(22)

	$843	$768

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

	2003		2002
	Notional Amount	Fair Value	Notional Amount	Fair Value
	$ Millions
Foreign currency:
Forward contracts	$268	$1	$295	$4
Commodity price:
Fixed price swap	2	1	5	—

	$270	$2	$300	$4

Foreign Currency Exchange Rate Risks

        Due to our international business presence, we are exposed to foreign currency exchange risks. We transact business extensively in foreign currencies and, as a result, our earnings experience some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third party sales and purchases denominated in non-functional currencies. In April 2002, we began hedging our foreign currency exposure to variability in the functional currency equivalent cash flows associated with forecasted transactions. These forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and are recorded in the Consolidated Statements of Financial Position at fair value in "Other current assets" and "Other accrued expenses." The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive income." When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. For the years ended December 31, 2003 and 2002, $0.2 million and $4 million, respectively, of gain was reclassified from "Accumulated other comprehensive income" to earnings. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in "Other (income) expense, net" in current earnings during the period of change. As of December 31, 2003, $4 million of deferred gains were included in "Accumulated other comprehensive income" in the Consolidated Statements of Financial Position and are expected to be reclassified to earnings over the next twelve months. For the year ended December 31, 2003, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

        Our internal policy allows for managing anticipated foreign currency cash flow for up to one year. As of December 31, 2003, approximately 95 percent of the notional amount of the forward contracts shown in the table above were attributable to five currencies, the British Pound (39 percent), the Australian Dollar (34 percent), the Euro (9 percent), the Mexican Peso (11 percent) and the Japanese Yen (2 percent). As of December 31, 2002, approximately 97 percent of the notional amount of the forward contracts shown in the table above were attributable to five currencies, the British Pound (49 percent), the Australian Dollar (19 percent), the Euro (15 percent), the Mexican Peso (9 percent) and the Japanese Yen (5 percent).

        To minimize the earnings volatility resulting from the remeasurement of receivables, payables and payables denominated in foreign currency, we enter into foreign currency forward contracts. The objective is to offset the gain or loss from remeasurement with the fair market valuation of the forward contract. These derivative instruments are not designated as hedges under SFAS 133.

Interest Rate Swaps

        We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. Currently, we have no interest rate swaps outstanding.

        In November 2002, we terminated an interest rate swap relating to our 6.45% Notes that mature in 2005. The swap acted as a fair value hedge and converted $225 million notional amount from fixed rate debt into floating rate debt and would have matured in 2005. The termination of the swap resulted in a $12.3 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2003 and 2002 was $5.3 million and $0.9 million, respectively. The remaining balance of the deferred gain is classified with "Long-term debt" in our Consolidated Statements of Financial Position.

        In March 2001, we terminated three fixed-to-floating interest rate swap agreements related to Cummins 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005. The termination of these swaps resulted in a $9.0 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2003, 2002 and 2001 was $1.8 million, $2.9 million and $2.5 million, respectively. The remaining balance of the deferred gain is classified with "Long-term debt" in our Consolidated Statements of Financial Position.

        We have equity method investees whose financial results are not consolidated that have entered into floating-to-fixed interest rate swap agreements. The swaps have been designated and qualify as cash flow hedges under SFAS 133. We record our share of the gain or loss on these instruments in

"Accumulated other comprehensive income." As of December 31, 2003, the gains and losses related to these swaps were not material.

Commodity Price Swaps

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we enter into fixed price swaps with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The fixed price swaps are derivative contracts and are designated as cash flow hedges under SFAS 133 and are recorded in the Consolidated Statements of Financial Position at fair value in "Other current assets" and "Other accrued expenses." The effective portion of the unrealized gain or loss is deferred and reported as a component of "Accumulated other comprehensive income." When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the hedge is recognized in "Other (income) expense, net" in current earnings in the period in which the ineffectiveness occurs. As of December 31, 2003, unrealized gains related to commodity swaps were $1 million.

        Our internal policy allows for managing these cash flow hedges for up to three years. For the year ended December 31, 2003, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Fair Value of Financial Instruments

        Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total debt, including current maturities, at December 31, 2003, was approximately $1,548 million. The carrying value at that date was $1,429 million. At December 31, 2002, the fair and carrying values of total debt, including current maturities, were $1,058 million and $1,137 million, respectively. The carrying values of all other receivables and liabilities approximated fair values.

Note 14.    Shareholders' Equity

Treasury Stock

        In a series of authorizations beginning in 1994, our Board of Directors authorized the purchase of up to 8 million shares of Cummins common stock in the open market. As of December 31, 2003, we had purchased approximately 5.5 million treasury shares under that authorization, with the last purchase occurring in 2000. Treasury stock activity for the three-year period ended December 31, 2003, consisting of shares issued and the respective amounts thereof is presented in the Consolidated Statements of Shareholders' Equity.

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

Employee Stock Ownership Plan

        We have an Employee Stock Ownership Plan (ESOP) Trust that was established in 1989 for certain domestic salaried employees participating in our 401(k) Retirement and Savings Plan (RSP). The ESOP was leveraged when the Trust borrowed $75 million from us and purchased 2.3 million shares of Cummins Inc. common stock at $31.75 per share (amounts reflect two-for-one common stock split). In 1990, the Trust issued notes in a private placement and repaid the principal amount owed to us. We guaranteed the Trust's notes and recorded a liability for them on the Consolidated Statements of Financial Position as "Long-term debt." In 2002, in connection with the issuance of the 9.5% Senior Notes and the new Revolving Credit Facility, the ESOP notes were repaid (see Note 1). As a result of the repayment of the ESOP notes, the ESOP now has a note payable to us which will be funded through future company contributions to the Trust. In addition, our expense for this program will be reduced going forward as the interest expense on the loan to the Trust will be eliminated in consolidation.

        Our annual cash contribution to the ESOP together with dividends received on the common stock held by the ESOP were used to fund interest and principal on the ESOP notes and will be used to fund the note payable to us in the future. As the debt is repaid, shares are allocated to participants in proportion to their contributions to the RSP. Compensation expense is recorded as shares are allocated to plan participants each year and reduced by the common stock dividends received by the Trust. Unearned compensation is included in the Consolidated Statements of Shareholders' Equity and represents compensation expense we will record in the future as the remaining shares are allocated to participants. All shares issued to the ESOP Trust are considered outstanding for purposes of computing earnings per share. Cash contributions to the Trust and dividends received by the Trust on ESOP shares related to the respective plan year were $7.8 million and $2.0 million in 2003, $7.4 million and $2.2 million in 2002 and $7.0 million and $2.3 million in 2001. Annual compensation expense for the ESOP was $1.3 million in 2003, $3.2 million in 2002 and $3.6 million in 2001. At December 31, 2003, the ESOP Trust held 774,562 shares allocated to participants and 756,028 unallocated shares.

Employee Benefits Trust

        In 1997, we established the Employee Benefits Trust funded with common stock for use in meeting its future obligations under employee benefit and compensation plans. While the trust may be used to fund a number of these plans, the principal use, in addition to shares of its common stock held in the ESOP, is in funding matching contributions to employee accounts in the RSP made in proportion to employee contributions under terms of the RSP. We allocate shares to employee accounts as our matching contributions are made to the Trust. Contributions charged to earnings were $9.3 million in 2003, $7.5 million in 2002 and $7.7 million in 2001.

Stock Incentive and Stock Option Plans

        In September 2003, our shareholders approved the 2003 Stock Incentive Plan (The Plan). The Plan allows for the granting of up to 2.5 million stock based awards to executives and employees. Awards available for grant under the plan include, but are not limited to, stock options, stock appreciation rights, performance shares, restricted stock and other stock awards. During 2003, we granted 534,040 stock options and 278,000 performance shares under the Plan. Stock options are generally granted with a strike price equal to the fair market value of the stock on the date of grant, a life of 10 years and a two-year vesting period. The 2003 options granted had a vesting period of only 17 months since the grant date did not become final until the plan was approved by shareholders in September. Compensation expense recorded in 2003 for these awards was $1.9 million.

        The performance shares were granted as target awards and are earned based on Cummins return on equity (ROE) performance during the 2003-2004 period. A payout factor has been established ranging from zero to 100 percent of the target award based on the actual ROE performance during the two-year period. Any shares earned are then restricted for one additional year (until February 2006). Employees leaving the Company prior to the end of the restriction period would forfeit their shares. Compensation expense is recorded ratably over the period beginning on the grant date until the shares become unrestricted and is based on the amount of the award that is expected to be earned under the plan formula, adjusted each reporting period based on current information. The weighted average fair value of each performance share granted during 2003 was $48.05. Compensation expense recorded in 2003 for these awards was $0.9 million.

        We had a stock incentive plan, which expired on December 31, 2002, that provided for the issuance of stock appreciation rights and restricted stock and the granting of common stock options to officers and other eligible employees. Under the provisions of the plan, up to one percent of our outstanding shares of common stock at the end of each year was available for issuance each succeeding calendar year in which the plan was in effect. During 2002 and 2001, we granted 285,300 and 2,073,350 common stock options, respectively, some of which were granted outside the plan at the discretion of the Compensation Committee of our Board of Directors.

        Under the stock incentive plan, restricted common stock was awarded at no cost to certain employees. Participants are entitled to cash dividends and voting rights. Restrictions limit the sale or transfer of the shares during a four-year period whereby the restrictions lapse after two years and thirty days. One-third of the shares issued are released each year thereafter thirty days following the anniversary grant date, provided the participant remains an employee. Upon issuance of stock pursuant to the awards, unearned compensation equivalent to the market price of the stock at the date of grant is charged to shareholder's equity and amortized as compensation expense over the four-year restriction period. Restricted shares granted under these programs in 2002 and 2001 were 6,200 and 18,000 shares, respectively. The weighted average fair value per share of shares granted during 2002 and 2001 was $30.55 and $37.71, respectively. Compensation expense under these programs was $1.7 million, $6.9 million and $11.2 million in 2003, 2002 and 2001, respectively.

        The table below summarizes activity in our stock incentive and option plans for the three-year period ended December 31, 2003:

	Options	Weighted Average Exercise Price
Balance, December 31, 2000	3,864,220	$44.42
Granted	2,073,350	37.42
Exercised	(60,850)	37.09
Cancelled	(300,460)	43.26
Balance, December 31, 2001	5,576,260	41.96
Granted	285,300	33.22
Exercised	(242,925)	37.52
Cancelled	(262,895)	40.92
Balance, December 31, 2002	5,355,740	41.75
Granted	534,040	48.05
Exercised	(1,378,125)	37.68
Cancelled	(18,280)	49.77
Balance, December 31, 2003	4,493,375	43.50
Exercisable, December 31, 2001	2,784,160	$46.00
Exercisable, December 31, 2002	3,332,640	$44.27
Exercisable, December 31, 2003	3,792,535	$43.11

        The weighted average fair value of options granted during the last three years follows:

2001	$17.02
2002	$13.06
2003	$16.25

        Our fair value calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001
Expected life	7 years	10 years	10 years
Risk-free interest rate	4.5%	4.9%	5.4%
Volatility	40%	41%	47%
Dividend yield	3.4%	3.0%	2.7%

        The table below summarizes stock option information at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$23.71—$35.56	113,400	7.5	29.26	95,100	29.62
35.57—53.35	3,838,715	5.8	42.15	3,156,175	41.30
53.36—79.81	541,260	3.8	56.07	541,260	56.07

Note 15.    Other (Income) Expense, net

        The major components of other (income) expense included in the Consolidated Statements of Earnings are shown below

	2003	2002	2001
	$ Millions
Operating (income)expense:
Amortization of goodwill and other intangibles	$3	$2	$12
Scrap income	(4)	(2)	(2)
Refund of customs duty	(1)	(2)	(2)
Foreign currency (gains)losses	(1)	14	11
Loss on sale of fixed assets	4	—	—
Loss (gain) on sale of businesses and distributors	—	(3)	1
Royalty income	(3)	(1)	(2)
Other	(1)	(2)	(5)

Total operating (income) expense, net	(3)	6	13

Non-Operating (income) expense:
Interest income	(13)	(11)	(8)
Rental income	(2)	(4)	(9)
Bank charges	9	5	4
Loss (gain) on available for sale securities	(3)	4	(2)
Non-operating partnership costs	—	3	4
Technology income from JV partners	(4)	(7)	—
Other, net	(2)	(5)	(2)

Total non-operating (income) expense, net	(15)	(15)	(13)

Total other (income) expense, net	$(18)	$(9)	$—

Note 16.    Accumulated Other Comprehensive Loss

	Foreign Currency Translation	Minimum Pension Liability	Unrealized Gain (loss) on Marketable Securities	Unrealized Gain (loss) on Derivatives	Accumulated Other Comprehensive Loss
	$ Millions
Balance, Dec. 31, 2000	$(156)	$(2)	$(1)	$—	$(159)
Net change	(25)	(140)	—	(1)	(166)

Balance, Dec. 31, 2001	(181)	(142)	(1)	(1)	(325)
Net change	50	(257)	3	2	(202)

Balance, Dec. 31, 2002	(131)	(399)	2	1	(527)
Net change	66	(35)	3	1	35

Balance, Dec. 31, 2003	$(65)	$(434)	$5	$2	$(492)

Note 17.    Operating Segments and Geographic Information

        Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Cummins' chief operating decision-maker (CODM) is the Chief Executive Officer.

        Our reportable operating segments consist of the following: Engine, Power Generation, Filtration and Other and International Distributors. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in automotive and various industrial markets. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, rail and military. The Power Generation segment is an integrated provider of power systems selling engines, generator sets and alternators and providing rental of power equipment for both standby and prime power uses. The Filtration and Other segment includes sales of filtration products, exhaust systems and turbochargers. The International Distributor segment includes company-owned distributorships engaged in selling engines, generator sets, and service parts, performing service and repair activities on our products and maintaining relationships with various original equipment manufacturers.

        We use Segment EBIT (defined as earnings (loss) before interest, taxes, minority interests, preferred dividends and cumulative effect of change in accounting principles) and return on average net assets (excluding debt, taxes and minimum pension liability adjustment) as the primary bases for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

        The accounting policies of our operating segments are the same as those applied in the Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with generally accepted accounting principles. These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, minimum pension liabilities or income taxes to individual segments. Segment EBIT may not be consistent with measures used by other companies.

        Summarized financial information regarding our reportable operating segments is shown in the table below:

	Engine	Power Generation	Filtration and Other	International Distributor	Eliminations	Total
	$ Millions
2003
Net sales	$3,631	$1,329	$1,056	$669	$(389)	$6,296
Depreciation and amortization	134	53	31	5	—	223
Equity, royalty and other income from investees	53	7	7	3	—	70
Segment EBIT	70	(15)	86	40	—	181
Net assets	1,061	499	644	180	—	2,384
Investment in and advances to equity investees	246	66	16	11	—	339
Capital expenditures	53	31	20	7	—	111
2002
Net sales	$3,435	$1,226	$951	$574	$(333)	$5,853
Depreciation and amortization	134	48	32	5	—	219
Equity, royalty and other income from investees	12	2	6	2	—	22
Restructuring, asset impairment, debt retirement and other	(12)	—	—	4	—	(8)
Segment EBIT	49	(25)	94	29	—	147
Net assets	909	522	645	168	—	2,244
Investment in and advances to equity investees	186	55	13	10	—	264
Capital expenditures	47	24	14	5	—	90
2001
Net sales	$3,121	$1,422	$889	$562	$(313)	$5,681
Depreciation and amortization	139	45	40	5	—	229
Equity, royalty and other income from investees	3	2	4	1	—	10
Restructuring, asset impairment, and other	113	8	4	1	—	126
Segment EBIT	(208)	74	64	26	—	(44)
Net assets	844	391	627	165	—	2,027
Investment in and advances to equity investees	160	36	8	7	—	211
Capital expenditures	147	33	18	8	—	206

        A reconciliation of our segment information to the corresponding amounts in the Consolidated Financial Statements is shown in the table below:

	2003	2002	2001
	$ Millions
Segment EBIT	$181	$147	$(44)
Loss on early retirement of debt	—	(8)	—
Interest expense	(90)	(61)	(77)
(Provision) benefit for income taxes	(12)	38	44
Minority interest in earnings of consolidated subsidiaries	(14)	(16)	(15)
Dividends on preferred securities of subsidiary trust	(11)	(21)	(11)
Cumulative effect of change in accounting principles, net of tax	(4)	3	—

Net earnings (loss)	$50	$82	$(103)

	2003	2002	2001
	$ Millions
Net assets for operating segments	$2,384	$2,244	$2,027
Liabilities deducted in arriving at net assets	2,559	2,402	1,911
Minimum pension liability excluded from net assets	(698)	(624)	(222)
Deferred tax assets not allocated to segments	855	790	576
Debt-related costs not allocated to segments	26	25	19

Total assets	$5,126	$4,837	$4,311

        The table below presents certain segment information by geographic area. Net sales attributed to geographic areas are based on the location of the customer.

	2003	2002	2001
	$ Millions
Net sales
United States	$3,356	$3,202	$3,045
United Kingdom	314	310	371
Canada	292	283	303
Other foreign countries	2,334	2,058	1,962

Total net sales	$6,296	$5,853	$5,681

Long-lived assets
United States	$1,300	$1,216	$1,277
United Kingdom	231	229	227
Other foreign countries	366	331	305

Total long-lived assets	$1,897	$1,776	$1,809

        Our largest customer is DaimlerChrysler AG and its subsidiaries. Worldwide sales to this customer were $1.0 billion in 2003, $0.8 billion in 2002 and $0.8 billion in 2001, representing 15 percent, 14 percent and 14 percent, respectively, of consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

Note 18.    Leases

        We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next ten years and contain renewal provisions. Rent expense under these leases approximated $88 million, $87 million and $75 million in 2003, 2002 and 2001, respectively. We have guaranteed residual values of $15 million under certain operating leases at December 31, 2003, excluding the Power Rent and Sale/Leaseback transactions discussed below.

        Following is a summary of the future minimum lease payments under capital and operating leases with terms of more than one year at December 31, 2003, together with the net present value of the minimum payments under capital leases:

	Capital Leases	Operating Leases
	$ Millions
2004	$11	$54
2005	10	35
2006	7	23
2007	1	19
2008	1	17
After 2008	3	72

Total minimum lease payments	33	220

Interest	(3)

Present value of net minimum lease payments	$30

        In addition, we have subleased certain of the facilities under operating lease to third parties. The future minimum lease payments due from lessees under those arrangements are $1.1 million in 2004, $1.0 million in 2005, $1.1 million in 2006, $1.1 million in 2007, $1.1 million in 2008 and $1.5 million thereafter.

PowerRent Business

        In 1999, our Power Generation Business entered into an ongoing leasing program in which it builds and sells power generation equipment inventory to a financial institution and leases the equipment and related components back under a three-month, noncancelable lease arrangement with subsequent renewals on a monthly basis up to a maximum of 36 months. The equipment is sold at cost and pursuant to lease accounting rules, the excess of the fair value of the equipment sold over its cost is recognized as prepaid rent and reflects the normal profit margin that would have been realized at the time of sale. The margins on the equipment sales are deferred and the leases recorded as operating leases. The prepaid rent is amortized ratably over the accounting lease term. Upon termination of the leases through a sale of the equipment to a third party, the previously deferred margins on the sale to the financial institution are recorded as income. We sublease the equipment to customers under short-term rental agreements with terms that vary based upon customer and geographic region.

        During 2002 and 2003, we entered into new leases for portions of the equipment ($29 million in 2002 and $34 million in 2003) with a different lessor. The new leases had a minimum two-year non-cancellable lease term with monthly renewal options for the 2002 transaction and four six-month renewal options for the 2003 transaction. The deferred margin associated with the equipment that transferred to a new lessor remains unchanged, as there was not an ultimate sale to a third party.

        At the end of the renewal terms, we may either negotiate a lease extension with the lessor, purchase the equipment based on rates derived from the equipment's expected residual value or arrange the sale of the equipment to an unrelated third party for fair market value. When the equipment is sold, we are obligated to pay the lessor the difference, if any, between the sales proceeds of the equipment and the lessor's unamortized value of the equipment up to the maximum amount of the residual guarantee. For one lessor, the residual guarantee is equal to 87% of the current unamortized balance. For the second lessor, the residual guarantee ranges from 64% to 78% of the equipment's original cost. The maximum amount of the guarantees at December 31, 2003, at the end of the respective minimum legal lease terms, was $106 million. Since the inception of the rental program, we have not incurred any losses on equipment sales under this program.

        Future minimum lease payments during the legal lease term under each lease are included in the table above.

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

        The bridge lease contained a fixed purchase option that we exercised in December 2001. Under the option, we reacquired the equipment and refinanced the initial leaseback transaction by entering into a new sale-leaseback agreement with a grantor trust wholly-owned by a financial institution. The resulting lease was accounted for as an operating lease. Under the new lease, we received proceeds of $125 million, $6 million higher than the June proceeds, primarily as a result of an increase in the appraised value of the equipment during the interim period. We recorded a deferred gain of $23 million that was being amortized over the lease term net of a $9 million lease residual value guarantee. The lease term is 11.5 years, expiring June 28, 2013, and contains an early buyout purchase option on January 14, 2009. The early buyout option can be exercised for approximately $35 million, or 28 percent of the equipment's fair market value at the inception of the lease. If we do not exercise the early buyout option, we are obligated to purchase insurance that insures the residual value of the equipment. At the end of the lease term, we are obligated to pay the difference, if any, between the amount of the residual value guarantee and the fair market value of the equipment. Rent expense under the lease agreements approximated $12 million, $12 million and $6 million in 2003, 2002 and 2001, respectively.

        The lease agreement includes certain default provisions requiring us to make timely rent payments, maintain, service, repair and insure the equipment, procure residual value insurance and maintain minimum debt ratings for our long-term senior unsecured debt obligations.

        As of December 31, 2003, the grantor trust holding our lease was consolidated due to the adoption of FIN 46. See Note 2 for further details of the effect of this consolidation. Because the trust is now consolidated, the future minimum lease payments are no longer disclosed, but rather payments under the trust's debt obligations are included in Note 8. There will be no lease expense related to this lease going forward. Instead, we will report interest expense on the trust's debt obligations and depreciation expense on the equipment which is once again included in our balance sheet.

        In September 2001, we entered into two sale-leaseback transactions with an aggregate value of $18 million, whereby we sold and leased back two aircraft. The leases were accounted for as operating leases. The transactions resulted in the recording of a pre-tax deferred gain of $8 million that is being amortized over the life of the leases as a reduction in rent expense. The base lease term for both leases is 124 months and provides for an early buyout option in January 2009 at expected fair market value or we may purchase the aircraft at the end of the lease term for its then fair market value. Rent expense under these leases approximated $0.9 million, $0.8 million and $0.2 million in 2003, 2002 and 2001, respectively. Future minimum lease payments under the leases are included in the table above.

Note 19.    Contingencies, Guarantees and Indemnifications

        We are defendants in a number of pending legal actions, including actions related to the use and performance of our products. We carry product liability insurance covering significant claims for damages involving personal injury and property damage. In the event we are determined to be liable for damages in connection with actions and proceedings, the unaccrued portion of such liability is not expected to be material. We also have been identified as a potentially responsible party at several waste disposal sites under U.S. and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. We have established reserves that we believe are adequate for our expected future liability in such actions and proceedings where the nature and extent of such liability can be reasonably estimated based upon presently available information.

        Our engine products are also subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. In April 2002, we received certification from the U.S. Environmental Protection Agency (EPA) for our ISX heavy-duty diesel truck engine. In May 2002, we received certification from the EPA for our medium-duty 5.9-liter ISB engine that is used in trucks, buses, RV's, step vans and other medium-duty applications. In September 2002, the EPA certified our ISM heavy-duty diesel truck engine. These certifications affirm our compliance with stringent new emission standards that became effective October 1, 2002, and permit us to produce and sell these engines under the new emissions standards. The standards were established in a consent decree that we entered into with the EPA, the U.S. Department of Justice and the California Air Resources Board (CARB) in October 1998 along with other diesel engine manufacturers. In issuing our certifications, the EPA also affirmed the use of Auxiliary Emissions Control Devices (AECD) that we submitted.

        We believe we are on schedule to meet the requirements to pull forward the reduction of emissions levels for off-highway engines of 300 to 750 horsepower that become effective under the consent decree on January 1, 2005. We believe meeting this requirement has been facilitated by our development work for the on-highway heavy-duty and medium-duty engines.

U.S. Distributor Guarantees

        We have entered into an operating agreement with a financial institution pursuant to which we agreed to guarantee revolving loans, equipment term loans and leases, real property loans and letters of credit made by the financial institution to certain independent Cummins and Onan distributors in the United States, as well as certain distributors in which we own an equity interest. Under the terms of the operating agreement, our guarantee of any particular financing will be limited to the amount of the financing in excess of a particular distributor's "borrowing base." The "borrowing base" of any particular distributor is equal to the amount that the financial institution would have allowed the distributor to borrow absent our guarantee.

        In the event that any distributor is in default under any financing or we default on one of our financial covenants under our $385 million revolving credit agreement, then we will be required to guarantee the entire amount of each financing under the terms of the operating agreement. In addition, in January 2004 we issued a letter of credit covering distributor borrowings in excess of their borrowing base. If our senior unsecured debt has a rating from Standard & Poor's of less than "BB" or a Moody's rating of less than "Ba2", we will be required to pay to the financial institution a monthly fee equal to 0.50% per annum on the daily average outstanding balance of each financing arrangement under the operating agreement. Further, in the event that any distributor defaults under a particular financing arrangement, we will be required to purchase the assets of that distributor that secure its borrowings under the financing arrangement.

        The operating agreement will continue in effect until February 7, 2007, and may be renewed by the parties for additional one-year terms. As of December 31 2003, we had $25 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $119 million.

Canadian Distributor Guarantees

        We have entered into a guarantee agreement with a financial institution pursuant to which we have agreed to guarantee borrowings of a distributor in which we have an ownership percentage and account for under the equity method of accounting. Under the terms of this agreement, our guarantee with respect to the financing arrangement between the distributor and the financial institution is limited to 50% of the aggregate principal amount of the financing. As of December 31, 2003, we had $9 million of guarantees outstanding under this agreement relating to distributor borrowings of $17 million.

Other Guarantees

        In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including sale of foreign receivables with recourse, guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these other guarantees is $23 million at December 31, 2003.

Indemnifications

        Periodically, we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses. Common types of indemnifications include:

  •
  product liability and license, patent or trademark indemnifications as discussed in Note 1,

  •
  asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold, and

  •
  any contractual agreement where we agree to indemnify the counter-party for losses suffered as a result of a misrepresentation in the contract.

Because the indemnifications are not related to specified known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

Note 20.    Selected Quarterly Financial Data (unaudited)

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	$ Millions, except per share amounts
Net sales	$1,387	$1,539	$1,634	$1,736	$6,296
Gross margin	218	276	293	336	1,123
Earnings (loss) before cumulative effect of change in accounting principles (a)	(31)	14	24	47	54
Cumulative effect of change in accounting principles, net of tax (b)	—	—	—	(4)	(4)

Net earnings (loss) (a)	(31)	14	24	43	50

Earnings (loss) per common share:
Basic
Before cumulative effect of change in accounting principles	$(.79)	$.34	$.62	$1.17	$1.37
Cumulative effect of change in accounting principles, net of tax	—	—	—	(.09)	(.09)

Net earnings (loss)	$(.79)	$.34	$.62	$1.08	$1.28

Diluted
Before cumulative effect of change in accounting principles	$(.79)	$.34	$.60	$1.07	$1.36
Cumulative effect of change in accounting principles, net of tax	—	—	—	(.07)	(.09)

Net earnings (loss)	$(.79)	$.34	$.60	$1.00	$1.27

Dividends	$.30	$.30	$.30	$.30	$1.20
Stock price per share
High	29.50	41.67	49.96	52.30
Low	22.21	24.60	35.60	43.80
	2002
Net sales	$1,333	$1,458	$1,648	$1,414	$5,853
Gross margin	233	277	313	222	1,045
Earnings (loss) before cumulative effect of change in accounting principles (d), (e)	(27)	16	44	46	79
Cumulative effect of change in accounting principles, net of tax (c)	3	—	—	—	3

Net earnings (loss) (d), (e)	(24)	16	44	46	82

Earnings (loss) per common share:
Basic
Before cumulative effect of change in accounting principles	$(.69)	$.41	$1.14	$1.20	$2.06
Cumulative effect of change in accounting principles, net of tax	.07	—	—	—	.07

Net earnings (loss)	$(.62)	$.41	$1.14	$1.20	$2.13

Diluted
Before cumulative effect of change in accounting principles	$(.69)	$.40	$1.06	$1.10	$2.06
Cumulative effect of change in accounting principles, net of tax	.07	—	—	—	.07

Net earnings (loss)	$(.62)	$.40	$1.06	$1.10	$2.13

Dividends	$.30	$.30	$.30	$.30	$1.20
Stock price per share
High	$47.96	$50.19	$33.14	$31.44
Low	35.00	30.62	23.42	19.69

(a)
The first quarter of 2003 includes a charge of $2.7 million, net of tax, for a prior period adjustment related to certain isolated matters that were treated incorrectly in the restatement of our pre-2002 Consolidated Financial Statements.

(b)
The fourth quarter of 2003 includes a charge of $4 million, net of tax, to reflect a change in accounting principle related to the adoption of FIN 46. This charge is more fully discussed in Note 2.

(c)
The first quarter 2002 data has been restated to reflect a change in accounting principle related to our benefit plan measurement date as discussed in Note 1. The decision to change was made in the fourth quarter of 2002, and the impact of the change is reflected retroactively as of the beginning of the fiscal year.

(d)
The fourth quarter 2002 net loss includes a charge of $8 million (pre-tax) related to the early retirement of the ESOP notes.

(e)
The fourth quarter of 2002 includes charges of $4 million (pre-tax) of reconciling items written off in that quarter that could not be associated with a specific period and a $57 million one-time tax benefit related to the conclusion of U.S. Internal Revenue Service examinations of tax years 1994 to 1999.

        At December 31, 2003, there were approximately 4,200 holders of record of the Company's $2.50 par value common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ JEAN S. BLACKWELL Jean S. Blackwell Vice President—Chief Financial Officer and Chief of Staff (Principal Financial Officer)	By:	/s/ SUSAN K. CARTER Susan K. Carter Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: February 26, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Theodore M. Solso	Director and Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2004
* Robert J. Darnall	Director	February 26, 2004
* John M. Deutch	Director	February 26, 2004
* Walter Y. Elisha	Director	February 26, 2004
* Alexis M. Herman	Director	February 26, 2004
* William I. Miller	Director	February 26, 2004
* William D. Ruckelshaus	Director	February 26, 2004
* Franklin A. Thomas	Director	February 26, 2004
* J. Lawrence Wilson	Director	February 26, 2004
By:	/s/ SUSAN K. CARTER Susan K. Carter Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3(a)	Restated Articles of Incorporation of Cummins Inc., as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 25, 2001, by reference to Quarterly Report on Form 10-Q for the quarter ended April 3, 1994, by reference to Quarterly Report on Form 10-Q for the quarter ended October 1, 1989 and by reference to Form 8-K dated July 26, 1990).
3(b)	By-laws of Cummins Inc., as amended and restated effective as of October 8, 2002 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003).
4(a)
Credit Agreement dated as of November 5, 2002 among Cummins, Inc., Cummins Engine Co. Ltd., Cummins Power Generation Ltd., Newage International Limited, and lenders party thereto, JPMorgan Chase Bank, as Administrative Agent and Collateral Agent, Citicorp USA, Inc., as Syndication Agent, and Bank of America, N.A. and The Bank of Nova Scotia, as Co-Documentation Agents (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003).
4(b)
Guarantee and Security Agreement dated as of November 5, 2002 between Cummins, Inc., the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Collateral Agent Agents (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003).
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
4(g)
Indenture Agreement between Cummins Inc., as Issuer and BNY Midwest Trust company, as Trustee, Registrar and Paying Agent dated November 20, 2002 for issuance of 9 1/2% Senior Notes due 2010 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003).
10(a)	2003 Stock Incentive Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).
10(a)	Target Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(b)	Deferred Compensation Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).

10(c)	Key Employee Stock Investment Plan, as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(d)	Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(e)	Financial Counseling Program (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(f)	1986 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1986, Exhibit 10(g)).
10(g)	Deferred Compensation Plan for Non-Employee Directors, as amended, effective as of April 15, 1994 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(h)	Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10(i)	Excess Benefit Retirement Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10(j)	Employee Stock Purchase Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998).
10(k)	Retirement Plan for Non-Employee Directors of Cummins Inc., as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(l)	Three Year Performance Plan, as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(m)	1992 Stock Incentive Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(s)).
10(n)	Restricted Stock Plan for Non-Employee Directors, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(o)	Executive Retention Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(u)).
10(p)	Senior Executive Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(q)	Senior Executive Three Year Performance Plan, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

QuickLinks

Documents Incorporated by Reference
TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
RESPONSIBILITY FOR FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
CUMMINS INC. CONSOLIDATED STATEMENTS OF EARNINGS
CUMMINS INC. CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
CUMMINS INC. CONSOLIDATED STATEMENTS OF CASH FLOWS
CUMMINS INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
CUMMINS INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
CUMMINS INC. EXHIBIT INDEX