Form 10-K/A
period 2003-12-31
CUMMINS INC
filed 2004-03-25
CIK 26172

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

        As of March 1, 2004, there were 42.9 million shares of $2.50 par value per share common stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

Explanatory Note

        We are filing this amendment to include the financial statements of Dongfeng Cummins Engine Company Limited, a 50% owned unconsolidated subsidiary, which are required to be filed under Regulation S-X by March 30, 2004. The financial statements were excluded from the annual report to shareholders by Rule 14a-3(b).

PART IV

  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

•
Responsibility for Financial Statements *

•
Report of Independent Auditors *

•
Consolidated Statements of Earnings *

•
Consolidated Statements of Financial Position *

•
Consolidated Statements of Cash Flows *

•
Consolidated Statements of Shareholders' Equity *

•
Notes to Consolidated Financial Statements *

Financial Statement Schedules

  I-
  Financial Statements of Dongfeng Cummins Engine Company Limited (financial statements required by Regulation S-X to be filed by March 30, 2004, which are excluded from the annual report to shareholders by Rule 14a-3(b))

  •
  Report of Independent Auditors

  •
  Statements of Operations

  •
  Statements of Financial Position

  •
  Statements of Cash Flows

  •
  Statements of Shareholders' Equity

  •
  Notes to Financial Statements

* Previously filed

(b)
Reports on Form 8-K

        On October 30, 2003, we filed a Current Report on Form 8-K under Item 7 and Item 12 containing our press release announcing financial results for the third quarter ended September 28, 2003.

        On December 5, 2003, we filed a Current Report on Form 8-K/A under Item 7 amending the Form 8-K filed on October 30, 2003.

(c)
Exhibit 23.1 Consent of PricewaterhouseCoopers LLP.

  Exhibit 31(a). Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Exhibit 31(b). Certification Pursuant to Rule 13a-15(e) and 15d-15(e), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  Exhibit 32. Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(d)
The financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b), including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons, (2) separate financial statements of affiliates whose securities are pledged as collateral, and (3) schedules, are filed under Item 15(a) of this Report which are incorporated herein by reference.

FINANCIAL STATEMENT SCHEDULES

Financial Statements of Dongfeng Cummins Engine Company Limited

        (Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

DONGFENG CUMMINS ENGINE COMPANY LIMITED

FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2003

19th Floor, Metropolitan Tower 68 Zou Rong Lu, Yuzhong Qu Chongqing 400010 People's Republic of China Telephone +86 (23) 6374 0008 Facsimile +86 (23) 6374 0990

Report of Independent Auditors

To the Board of Directors and Shareholders of Dongfeng Cummins Engine Company Limited

        We have audited the accompanying statement of financial position of Dongfeng Cummins Engine Company Limited (the "Company") as of December 31, 2003 and the related statements of operations, of cash flows and of shareholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dongfeng Cummins Engine Company Limited at December 31, 2003, and its results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        The accompanying statement of financial position of Dongfeng Cummins Engine Company Limited as of December 31, 2002 and the related statements of operations, of cash flows and of shareholders' equity for the years ended December 31, 2002 and 2001 were not audited by us in accordance with auditing standards generally accepted in the United States of America and, accordingly, we do not express an opinion on them.

/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Chongqing, People's Republic of China

February 23, 2004

DONGFENG CUMMINS ENGINE COMPANY LIMITED

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

IN RENMINBI

	2003	Unaudited 2002	Unaudited 2001
Net sales (includes sales to related parties of RMB2,439,944,635, RMB470,250,900 and RMB257,090,203, respectively)	2,616,270,513	841,939,907	527,832,589
Cost of sales	(2,010,633,066)	(690,803,356)	(465,341,776)

Gross profit	605,637,447	151,136,551	62,490,813
Selling expenses	(87,305,453)	(28,680,389)	(41,833,783)
General and administrative expenses	(78,520,000)	(36,460,068)	(31,855,516)

Operating income	439,811,994	85,996,094	(11,198,486)
Interest income	1,109,217	899,826	1,687,461
Interest expense	(868,475)	(908,462)	(2,714,100)
Other income (expenses), net	732,464	(1,244,482)	(236,342)

Income (loss) before income tax	440,785,200	84,742,976	(12,461,467)
Income tax benefit	6,138,983	—	—

Net income (loss)	446,924,183	84,742,976	(12,461,467)

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

STATEMENTS OF FINANCIAL POSITION
AS OF DECEMBER 31, 2003 AND 2002

IN RENMINBI

	December 31, 2003	Unaudited December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	96,820,069	84,126,095
Trade receivable, net	45,346,917	18,797,605
Amounts due from related parties (note 3)	420,473,063	44,981,837
Notes receivable (note 4)	204,523,049	14,311,550
Inventories (note 5)	354,735,252	126,630,143
Prepayment	163,249	9,010,084
Other current assets	10,205,243	7,564,401

Total current assets	1,132,266,842	305,421,715

Property, plant and equipment, net (note 6)	605,459,692	292,654,477

Intangible assets, net (note 7)	24,401,277	31,190,880

Deferred income tax (note 11)	28,751,437	—

Total assets	1,790,879,248	629,267,072

LIABILITIES AND EQUITY
Current liabilities:
Short-term bank loans (note 8)	—	10,000,000
Accounts payable	353,311,716	46,318,837
Amounts due to related parties (note 3)	149,009,724	72,490,453
Accrued product coverage	20,812,031	1,332,790
Other accrued expenses	12,582,523	5,278,299
Other current liabilities (note 9)	36,083,447	15,330,464

Total current liabilities	571,799,441	150,750,843

Long-term liabilities:
Reserve for staff retrenchment (note 12)	4,714,325	—
Other long-term liabilities (note 10)	2,901,616	2,901,616

Total long-term liabilities	7,615,941	2,901,616

Total liabilities	579,415,382	153,652,459

Equity:
Paid in capital (note 14)	751,483,660	414,198,250
Capital surplus	3,132,199	3,040,934
Surplus reserves (note 15)	8,756,315	—
Retained earnings	448,091,692	58,375,429

Total equity	1,211,463,866	475,614,613

Total liabilities and equity	1,790,879,248	629,267,072

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

IN RENMINBI

	2003	Unaudited 2002	Unaudited 2001
Cash flows from operating activities:
Net income (loss)	446,924,183	84,742,976	(12,461,467)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68,901,168	20,719,920	11,623,973
Provision for (reversal of) obsolete inventories and doubtful debts	4,372,829	(123,437)	78,425
Loss on disposal of property, plant and equipment	2,338,388	255,977	—
Changes in assets and liabilities:
Receivables	(593,459,496)	5,066,304	(45,288,620)
Inventories	(231,985,821)	(1,509,657)	(88,892,415)
Accounts payable	404,868,479	21,820,872	12,614,183
Others	27,543,149	(2,382,185)	4,709,654

Net cash provided by (used in) operating activities	129,502,879	128,590,770	(117,616,267)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	1,060,805	—	—
Purchases of property, plant and equipment	(59,418,105)	(75,893,746)	(94,237,925)

Net cash used in investing activities	(58,357,300)	(75,893,746)	(94,237,925)

Cash flows from financing activities:
Cash received from capital injection	—	—	139,251,614
Proceeds from borrowings	—	10,000,000	150,146,860
Repayment of bank loans	(10,000,000)	(28,968,100)	(121,178,760)
Distribution of profits	(48,451,605)	—	—

Net cash used in financing activities	(58,451,605)	(18,968,100)	168,219,714

Net change in cash and cash equivalents	12,693,974	33,728,924	(43,634,478)
Cash and cash equivalents at beginning of year	84,126,095	50,397,171	94,031,649

Cash and cash equivalents at end of year	96,820,069	84,126,095	50,397,171

Cash payment for interest during the year	868,475	908,462	1,454,875

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

IN RENMINBI

	2003	Unaudited 2002	Unaudited 2001
Paid in capital
Balance at beginning of year	414,198,250	414,198,250	277,631,200
Capital injection during the year (note 14)	337,285,410	—	136,567,050

Balance at end of year	751,483,660	414,198,250	414,198,250

Capital surplus
Balance at beginning of year	3,040,934	3,040,934	356,370
Capital contribution in excess of registered amount	—	—	2,685,328
Exchange difference relating to foreign currency capital contribution	—	—	(764)
Non-cash assets donation received	91,265	—	—

Balance at end of year	3,132,199	3,040,934	3,040,934

Surplus reserves
Balance at beginning of year	—	—	—
Appropriation from net income (note 15)	8,756,315	—	—

Balance at end of year	8,756,315	—	—

Retained Earnings
Balance at beginning of year	58,375,429	(26,367,547)	(13,906,080)
Net income (loss)	446,924,183	84,742,976	(12,461,467)
Appropriation to surplus reserves (note 15)	(8,756,315)	—	—
Profit distribution to owners (note 15)	(48,451,605)	—	—

Balance at end of year	448,091,692	58,375,429	(26,367,547)

Total	1,211,463,866	475,614,613	390,871,637

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED
NOTES TO THE FINANCIAL STATEMENTS

1.     Organization and principal activities

        Dongfeng Cummins Engine Company Limited (the "Company") is a sino-foreign equity joint venture amongst Cummins Engine Company, Inc. ("Cummins USA"), Cummins (China) Investment Co., Ltd. ("CCI") and Dongfeng Automobile Co., Ltd. ("Dongfeng Auto") established under the relevant laws and regulations of the People's Republic of China ("PRC").

        The Company, which was established on May 14, 1996, is engaged in the manufacture and sale of diesel engines, related parts and the provision of after-sale services.

        The joint venture has a term of 35 years from the date of establishment and may be extended subject to the unanimous approval of the Board of Directors and the approval of the relevant authorities.

2.     Summary of significant accounting policies

  Basis of presentation

        The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

  Use of estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Comparative figures

        The financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001 are unaudited. Those unaudited Financial Statements include all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations and cash flows for the years presented.

  Revenue recognition

        The Company recognizes revenues on the sale of products, net of estimated costs of returns, allowances and sales incentives, when products are shipped to customers and title and risk of ownership transfers.

  Foreign currency translation

        The Company's financial records are maintained in Renminbi ("RMB"), the functional currency. Transactions in foreign currencies are translated into Renminbi at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities expressed in foreign currencies at the balance sheet date are translated into Renminbi at the exchange rates at the balance sheet date. Exchange differences arising in these cases are recorded in the Statement of Operations.

  Income tax accounting

        The Company determines the income tax provision using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company also recognizes future tax benefits associated with tax loss and credit carry forwards as deferred tax assets. Deferred tax assets are reduced by a valuation allowance to the extent there is uncertainty as to their ultimate realization. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be settled or recovered.

  Cash equivalents

        All financial instruments purchased with original maturities of three months or less are considered to be cash equivalents.

  Inventories

        Inventories are stated at the lower of cost or market. Inventory cost calculated on the weighted average basis comprises materials, direct labor and the manufacturing overhead expenditures.

  Property, plant and equipment

        Property, plant and equipment are recorded at cost. Property, plant and equipment are depreciated at rates sufficient to write off their cost over their estimated useful lives on a straight-line basis, taking into account their residual value which is estimated at 10% of cost. The applicable useful lives of fixed assets are as follows:

Years
Buildings	20
Production machinery	10
Vehicles	5
Office equipment	5

        Major additions and betterments are capitalized and depreciated over their estimated useful lives and repairs and maintenance expenses are charged to the Statement of Operations in the period incurred.

        Upon retirement or other disposal of fixed assets, the cost and related amount of accumulated depreciation or amortization are eliminated from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is adjusted to earnings.

        Construction in progress represents capital assets under construction or being installed and is stated at cost. Cost comprises original cost of plant and equipment, installation, construction and other direct costs which include interest costs on specific borrowings used to finance the capital assets, prior to the date of reaching the expected usable condition. Construction in progress is transferred to the property, plant and equipment account and depreciation commences when the asset has been substantially completed and reaches the expected usable condition.

        No interest cost was capitalized in 2003 (2002 and 2001: nil).

  Impairment of long-lived assets

        The Company evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

  Intangible assets

        Intangible assets with finite useful lives are subject to amortization. Intangible assets are presented at cost net of accumulated amortization.

  Software

        The Company capitalizes external software costs and amortizes them generally over 5 years.

  Product coverage

        The Company charges the estimated costs of product coverage programs, other than product recalls, to earnings at the time products are shipped to customers. The Company uses historical experience of product coverage programs to estimate the remaining liability for various product coverage programs. As a result of the uncertainty surrounding the nature of product recall programs, the liability for such programs is recorded when the recall action is announced.

        Below is the summary of the activity in the product coverage liability account for the years ended December 31, 2003, 2002 and 2001:

	2003 RMB	Unaudited 2002 RMB	Unaudited 2001 RMB
Beginning balance	1,332,790	3,836,916	1,122,389
Provision for warranties issued	38,443,586	4,965,717	3,567,106
Payments	(18,964,345)	(7,469,843)	(852,579)

Ending balance	20,812,031	1,332,790	3,836,916

  Allowance for doubtful accounts

        The Company provides an allowance for doubtful accounts based on collection experience and an analysis of accounts receivable in light of the current economic environment. In addition, when necessary, the Company provides for the full amount of specific accounts deemed to be uncollectable. The activity in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003 RMB	Unaudited 2002 RMB	Unaudited 2001 RMB
Beginning balance	77,166	200,603	122,178
Provision	943,302	—	78,425
Write-offs	(451,185)	(123,437)	—

Ending balance	569,283	77,166	200,603

  Research and development expenses

        Research and development expenses are charged to operations as incurred. For the year ended December 31, 2003, the Company incurred research and development costs amounting to RMB4,274,654 (2002: RMB1,424,403; 2001: RMB1,020,447).

  Shipping and handling

        Shipping and handling costs are included in selling expenses. For the year ended December 31, 2003, the Company incurred shipping and handling costs amounting to RMB7,537,492 (2002: RMB1,713,214; 2001: RMB1,285,026).

3.     Related party transactions

        The Company purchases products and components from related parties, and sells products and components to related parties. Related party transfer prices may differ from normal selling prices. In accordance with the provision of various agreements, certain products transferred are priced at cost, some are priced on a cost-plus basis, and others are priced at market value.

        The following table lists the major related parties and their relationship with the Company:

Name of related parties	Relationship with the Company
Cummins USA	Owner
CCI	Owner
Dongfeng Auto	Owner
Dongfeng Motor Co., Ltd. ("Dongfeng Motor")	Parent company of Dongfeng Auto
Darlington Engine Co., Ltd. ("Darlington UK")	Subsidiary of Cummins USA
Cummins Engine (Shanghai) Trade & Service Co., Ltd. ("Cummins Shanghai")	Subsidiary of CCI

        The following table summarizes related party sales for the years ended December 31, 2003, 2002 and 2001:

	2003 RMB	Unaudited 2002 RMB	Unaudited 2001 RMB
Dongfeng Motor and its subsidiaries	2,326,766,421	452,509,000	249,703,955
CCI	98,482,778	8,739,200	4,717,231
Cummins Shanghai	11,278,938	699,800	—
Others	3,416,498	8,302,900	2,669,017

	2,439,944,635	470,250,900	257,090,203

        The following table summarizes related party purchases for the years ended December 31, 2003, 2002 and 2001:

	2003 RMB	Unaudited 2002 RMB	Unaudited 2001 RMB
Darlington UK	494,166,790	399,173,900	450,516,967
Dongfeng Motor and its subsidiaries	399,358,149	60,471,557	3,674,068
Others	5,525,818	1,023,300	—

	899,050,757	460,668,757	454,191,035

        In accordance with the provision of the joint venture agreement, the Company is required to pay an annual royalty fee of US$750,000 to Cummins USA for the production of its B series engines. In addition, the Company is required to pay a royalty fee to Cummins USA at the rate of US$90 per unit for each of its C series engine produced. For the year ended December 31, 2003, the total royalty fee paid to Cummins USA amounted to RMB 18,429,866 (2002: RMB3,405,992; 2001: RMB5,518,920).

        For the year ended December 31, 2003, the Company paid an after-sale service network fee of RMB10,000,000 each to both CCI and Dongfeng Auto (2002: RMB10,000,000 to each party; 2001: RMB13,209,908 to each party).

        The following tables summarizes significant related party balances:

	December 31, 2003 RMB	Unaudited December 31, 2002 RMB
Amounts due from related parties
—Dongfeng Motor and its subsidiaries	414,423,150	44,796,854
—CCI	3,698,528	3,324
—Cummins Shanghai	2,351,385	8,606
—Others	—	173,053

	420,473,063	44,981,837

	December 31, 2003 RMB	Unaudited December 31, 2002 RMB
Amounts due to related parties
—Dongfeng Motor and its subsidiaries	67,618,734	11,689,680
—Darlington UK	63,439,737	48,253,743
—Cummins USA	17,257,182	5,629,818
—CCI	—	5,205,846
—Others	694,071	1,711,366

	149,009,724	72,490,453

4.     Notes receivable

        Notes receivable consists of bank acceptances due within 1-6 months.

5.     Inventories

        Inventories are comprised of the following:

	December 31, 2003 RMB	Unaudited December 31, 2002 RMB
Raw materials	278,214,786	103,040,844
Work in process	8,367,417	396,656
Self-produced semi-finished products	13,170,031	6,143,012
Finished goods	58,893,730	17,079,631

	358,645,964	126,660,143
Less: provision for loss on realization of inventories	(3,910,712)	(30,000)

	354,735,252	126,630,143

6.     Property, plant and equipment

        Property, plant and equipment is comprised of the following:

	December 31, 2003 RMB	Unaudited December 31, 2002 RMB
Buildings	164,653,661	81,396,515
Production machinery	761,977,037	210,391,126
Vehicles	4,687,596	2,657,666
Office equipment	17,517,734	9,572,954
Construction in progress	43,253,330	11,077,019

	992,089,358	315,095,280
Less: accumulated depreciation	(386,629,666)	(22,440,803)

	605,459,692	292,654,477

        Depreciation expense for the year ended December 31, 2003 was RMB61,927,941 (2002: RMB13,812,382; 2001: RMB5,324,744).

7.     Intangible assets

        The gross and net amount of intangible assets were:

	December 31, 2003 RMB	Unaudited December 31, 2002 RMB
Land occupancy rights—gross	8,504,040	8,504,040
Less: accumulated amortization	(1,093,391)	(850,416)

Net	7,410,649	7,653,624

Proprietary technology—gross	41,488,327	41,488,327
Less: accumulated amortization	(26,992,428)	(20,994,108)

Net	14,495,899	20,494,219

Software—gross	3,950,838	3,767,214
Less: accumulated amortization	(1,456,109)	(724,177)

Net	2,494,729	3,043,037

Total	24,401,277	31,190,880

        For the year ended December 31, 2003, amortization expense for software and other intangibles amounted to RMB6,973,227 (2002: RMB6,907,538; 2001: RMB6,299,229). The estimated amortization expense for the five succeeding years, assuming no further acquisitions or disposals, is approximately RMB6,960,044 in 2004, RMB6,717,071 in 2005, RMB3,996,592 in 2006, RMB279,698 in 2007, and RMB255,214 in 2008.

8.     Borrowing arrangements

	December 31, 2003 RMB	Unaudited December 31, 2002 RMB
Bank loans—unsecured	—	10,000,000

        Short-term loans are denominated in Renminbi and bear annual interest at the rate of 4.8%.

        The company repaid all bank loans during the year.

        As of December 31, 2003, the Company had RMB1,600,000,000 of unused domestic credit facilities.

9.     Other current liabilities

        Other current liabilities are comprised of the following:

	December 31, 2003 RMB	Unaudited December 31, 2002 RMB
Current portion of reserve for staff retrenchment	1,064,119	—
Welfare payable	1,167,509	—
Value added tax & other taxes payable	7,087,900	484,213
Advance from customers	12,094,959	11,249,729
Other payable	14,668,960	3,596,522

	36,083,447	15,330,464

10.   Other long-term liabilities

        Pursuant to the land use right transfer agreement dated 24 December 1996 (the "Contract Date") reached by the Company and the Land Bureau of Xiangfan, Hubei Province, the Company is entitled to the use of a parcel of land of 65,800 square meters in Xiangfan Automobile Industry Development Zone for a period of thirty-five years starting from the Contract Date. As consideration, a land use fee amounting to RMB8,504,040 is to be paid in three installments of which the first 30% installment is to be paid within ten days after the Contract Date. The second 30% installment and the third 40% installment are to be paid before 30 December 2001 and 2011, respectively. In 2002, the Company has paid RMB500,000 of the third installment. The unpaid third installment is recorded as other long-term liabilities.

11.   Income taxes

        Sino-foreign joint ventures are subject to the income tax laws of the PRC applicable to Foreign Investment Enterprises. Such joint ventures are generally subject to income taxes at an effective rate of 33% on taxable income.

        In accordance with the PRC income tax laws, the Company is exempted from state and local income taxes for two years starting from the first year of profitable operations, followed by a 50% exemption from such taxes for the next three years, after recouping all tax losses brought forward from the previous five years.

        The Company's first profit-making year was 2002. The Company is not subject to income tax in 2003.

        Tax effect of temporary differences between the tax bases of assets or liabilities and their reported amounts in financial statements that give rise to net deferred assets at December 31 were:

	December 31, 2003 RMB	Unaudited December 31, 2002 RMB
Provision on receivable and inventories	285,096	—
Receivables written off subject to tax authority approval	74,446	—
Assets received through donation	30,117	—
Reserve on staff retrenchment	1,134,336	—
Asset appreciation on contributed assets	27,586,984
Product coverage	4,614,988	—

Deferred tax assets	33,725,967	—

        The deferred income tax balances are classified in the Statement of Financial Position as follows:

	December 31, 2003 RMB	Unaudited December 31, 2002 RMB
Current assets	4,974,530	—
Non current assets	28,751,437	—

	33,725,967	—

12.   Reserve for staff retrenchment

        During 2003, the Company initiated and completed a plan to reduce the Company's work force. As a result, 49 employees were retired prior to their statutory retirement age. The Company recorded a reserve of RMB5,778,444 (2002 and 2001: nil) of estimated employee related expenses associated with the termination of those employees, which will be paid over the next 14 years. For the year ended December 31, 2003, the Company paid RMB704,697 to the early retired employees as retirement compensation.

13.   Fair value of financial instruments

        The Company's financial instruments are comprised of cash, trade receivables and payables, notes receivables and short-term borrowings. Due to the short-term nature of these instruments and the related interest rates, the carrying amounts approximate fair values.

14.   Paid in capital

	December 31, 2003 RMB	Unaudited December 31, 2002 RMB
Cummins USA	252,063,985	124,279,575
CCI	82,819,550	82,819,550
Dongfeng Auto	416,600,125	207,099,125

	751,483,660	414,198,250

        In 2003, in accordance with the revised joint venture contract dated February 22, 2003, investors of the Company contributed additional capital in the form of cash, fixed assets and intangible assets. As of December 31, 2003, the Company has fully paid in its registered capital in conformity with PRC law and regulations.

15.   Surplus reserves and profit appropriations

        In accordance with the "Law of the PRC on Joint Ventures Using Chinese and Foreign Investment" and the Company's Articles of Association, appropriations from net profit should be made to the Reserve Fund, the Staff and Workers' Bonus and Welfare Fund and the Enterprise Expansion Fund, after offsetting accumulated losses from prior years, and before profit distributions to the investors. The percentages to be appropriated to the Reserve Fund, the Staff and Workers' Bonus and Welfare Fund and the Enterprise Expansion Fund are determined by the Board of Directors of the Company.

        The Staff and Workers' Bonus and Welfare Fund is available to fund payments of special bonuses to staff and for collective welfare benefits. Upon approval from the Board of Directors, the Reserve Fund can be used to offset accumulated losses or to increase capital; the Enterprise Expansion Fund can be used to expand production or to increase capital.

        According to a resolution at the Board of Director's meeting dated November 17, 2002, the Company appropriated 12% of net income (after offsetting accumulated losses of previous years) of RMB58,375,429 for the year ended December 31, 2002 to the Reserve Fund; 2% to the Staff and Workers' Bonus and Welfare Fund, and 3% to the Enterprise Expansion Fund. In addition, dividends of RMB48,451,605 were declared to the investors.

        Reserve fund and enterprise expansion fund is recorded in the surplus reserves account. The activity in the surplus reserves account for the year ended December 31, 2003 was as follows:

	Surplus reserves
	Reserve Fund	Enterprise Expansion Fund	Total
Balance as at December 31, 2002	—	—	—
Current year additions	7,005,051	1,751,264	8,756,315

Balance as at December 31, 2003	7,005,051	1,751,264	8,756,315

        According to generally accepted accounting principles in the United States of America, appropriation of staff and workers' bonus and welfare fund of RMB1,167,509 were accounted for as expenses and the balance of the fund as a liability of the Company.

16.   Segment information

        The Company engages in the sales of engine product and only has one reportable segment. All products are sold within the PRC with no particular geographic focus.

        The Company's largest customer is Dongfeng Motor and its subsidiaries. For the year ended December 31, 2003, sales to Dongfeng Motor and its subsidiaries amounted to RMB2,326,766,421 (2002: RMB452,509,000; 2001: RMB249,703,955), representing 89% (2002: 54%; 2001: 47%) of net sales. No other customer accounted for more than 10% of net sales.

17.   Retirement benefit arrangements

        In accordance with statutory regulations in the PRC, the Company participates in a government sponsored multi-employer pension plan which provides retirement benefits to the Company's employees through a defined contribution plan. Regulations issued by the local labor bureau require the Company to pay a monthly premium to the local labor bureau based on 69% (2002: 64%; 2001: 63%) of its current employees' total salaries, of which 52% (2002: 47%; 2001: 46%) are borne by the Company and the remaining 17% (2002 and 2001: 17%) are borne by the individual. The local labor bureau is responsible for meeting all retirement benefit obligations and the Company has no further commitments beyond the monthly premium.

        For the year ended December 31, 2003, the Company incurred retirement expenses amounting to RMB32,007,936 (2002: RMB2,890,506; 2001: RMB 2,705,512).

18.   Leases

        The Company leases land, office equipment and automobile for varying periods under lease agreements. Most of the leases are non-cancelable and all leases are operating leases with fixed rental payments, and expire over the next 3 to 35 years. For the year ended December 31, 2003, rental expenses under these leases amounted to RMB3,711,937 (2002: RMB987,000; 2001: RMB987,000).

        Following is a summary of the future minimum payments under operating leases with terms of more than one year at December 31, 2003.

Operating leases RMB
Year 2004	5,415,916
Year 2005	5,415,916
Year 2006	5,330,666
Year 2007	4,392,916
Year 2008	4,392,916
Years after 2008	102,867,450

Total future minimum leasepayments	127,815,780

19.   Capital Commitment

        As of December 31, 2003, the Company has various equipment renovation projects in progress. Committed capital expenditure in connection with these projects approximates RMB26,550,000.

20.   Concentration of credit risk

        Sales to the Company's largest customer, Dongfeng Motor and its subsidiaries, represented 89%, 54% and 47% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. Amounts due from Dongfeng Motor and its subsidiaries represented 87% and 68% of the total trade receivable balance (including third party receivable and amounts due from related parties) as of December 31, 2003 and 2002, respectively.

21.   Risk and uncertainties

        The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties. Though the PRC has implemented a wide range of market-oriented economic reforms since 1978, continued reforms and progress towards a full market-oriented economy are uncertain and are likely to be readjusted and refined on an ongoing basis. This refinement and readjustment process, along with changes in government policies and regulations, may not always have a positive effect on the operations of the Company. In addition, the automotive industry has been designated as a pillar industry by the PRC government and as a result remains highly regulated. With China's accession to the World Trade Organization, the industry will eventually be more accessible to foreign invested enterprises. The PRC legal system has also seen marked changes since 1978; however, current enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation there of may be inconsistent, resulting in a higher than usual degree of uncertainty as to the outcome of any litigation or legal process.

        Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. As of December 31, 2003, substantially all of the Company's cash and cash equivalents were held in financial institutions located in the PRC. Accounts receivable are typically unsecured, denominated in Renminbi, and are derived from revenues earned from customers primarily located in the PRC. The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses. Historically, such losses have been within management's expectations.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ SUSAN K. CARTER Susan K. Carter Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: March 25, 2004

QuickLinks

Explanatory Note
PART IV
FINANCIAL STATEMENT SCHEDULES
Financial Statements of Dongfeng Cummins Engine Company Limited
DONGFENG CUMMINS ENGINE COMPANY LIMITED
FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2003
DONGFENG CUMMINS ENGINE COMPANY LIMITED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 IN RENMINBI
DONGFENG CUMMINS ENGINE COMPANY LIMITED STATEMENTS OF FINANCIAL POSITION AS OF DECEMBER 31, 2003 AND 2002 IN RENMINBI
DONGFENG CUMMINS ENGINE COMPANY LIMITED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 IN RENMINBI
DONGFENG CUMMINS ENGINE COMPANY LIMITED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 IN RENMINBI
DONGFENG CUMMINS ENGINE COMPANY LIMITED NOTES TO THE FINANCIAL STATEMENTS
SIGNATURES