Form 10-Q
period 2004-03-28
CUMMINS INC
filed 2004-05-05
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 28, 2004

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

        As of March 28, 2004, there were 43.1 million shares of $2.50 par value per share common stock outstanding.

CUMMINS INC.
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
MARCH 28, 2004

PART 1.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

  CUMMINS INC.
  CONSOLIDATED STATEMENTS OF EARNINGS
   For the Three Months Ended March 28, 2004 and March 30, 2003

$ Millions, except per share amounts, (unaudited)	2004	2003

Net sales (includes related party sales of $186 and $189, respectively)	$ 1,771	$ 1,387
Cost of goods sold (includes related party purchases of $151 and $120, respectively)	1,426	1,169
Gross margin	345	218
Expenses and other income:
Selling and administrative expenses	223	195
Research and engineering expenses	56	47
Equity, royalty and other income from investees (Note 4)	(18)	(7)
Interest expense	27	20
Other (income) expense, net (Note 9)	6	(7)

Earnings (loss) before income taxes, minority interests and dividends on preferred securities	51	(30)
Provision (benefit) for income taxes	14	(9)
Minority interests in earnings of consolidated entities	4	4
Dividends on preferred securities of subsidiary trust	-	6

Net earnings (loss)	$ 33	$ (31)

Earnings (loss) per share (Note 11):
Basic	$ 0.81	$ (0.79)
Diluted	0.76	(0.79)

Weighted average shares outstanding (millions):
Basic	40.5	38.9
Diluted	47.3	38.9

Cash dividends declared per share	$ 0.30	$ 0.30

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
CONSOLIDATED BALANCE SHEETS

$ Millions	Unaudited March 28, 2004	December 31, 2003*
ASSETS
Current assets:
Cash and cash equivalents	$ 131	$ 108
Marketable securities	83	87
Receivables, net	996	772
Receivables from related parties	87	157
Inventories (Note 3)	863	733
Other current assets	295	273

Total current assets	2,455	2,130
Long term assets:
Property, plant and equipment, net of accumulated depreciation ($2,094 and $1,774)	1,544	1,347
Investments in and advances to equity investees (Note 4)	265	339
Goodwill	356	344
Other intangible assets, net	92	92
Deferred income taxes	663	663
Other assets	213	211

Total assets	$ 5,588	$ 5,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable	$ 41	$ 28
Current maturities of long-term debt	254	21
Accounts payable	765	557
Accrued product coverage and marketing expenses (Note 5)	281	246
Other accrued expenses	544	539

Total current liabilities	1,885	1,391
Long-term liabilities:
Long-term debt (Note 6)	1,231	1,380
Pensions (Note 7)	447	446
Postretirement benefits other than pensions (Note 7)	565	577
Other long-term liabilities	263	260
Total liabilities	4,391	4,054
Commitments and contingencies (Note 8)
Minority interests	187	123
Shareholders' equity:
Common stock, $2.50 par value, 150 million shares authorized, 48.2 and 48.3 million shares issued	121	121
Additional contributed capital	1,118	1,113
Retained earnings	588	569
Accumulated other comprehensive loss (Note 10)
Minimum pension liability	(435)	(434)
Other components, net	(49)	(58)
Common stock in treasury, at cost, 5.1and 5.6 million shares	(202)	(225)
Common stock held in trust for employee benefit plans, 2.3 and 2.3 million shares	(110)	(113)
Unearned compensation	(21)	(24)

Total shareholders' equity	1,010	949

Total liabilities and shareholders' equity	$ 5,588	$ 5,126

The accompanying notes are an integral part of the consolidated financial statements.

*Derived from audited financial statements.

CUMMINS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

$ Millions (unaudited)	March 28, 2004	March 30, 2003
Cash flows from operating activities
Net earnings (loss)	$ 33	$ (31)
Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization.	60	55
Earnings of equity investees, net of dividends	(12)	(7)
Minority interests in earnings of consolidated entities	4	4
Noncash compensation expense	12	-
Amortization of gain on terminated interest rate swaps	(2)	-
Translation and hedging activities	(13)	(2)
Changes in assets and liabilities:
Receivables	(119)	(59)
Inventories	(83)	(53)
Accounts payable and accrued expenses	165	11
Other	11	4

Net cash provided by (used in) operating activities	56	(78)

Cash flows from investing activities
Capital expenditures	(9)	(16)
Investments in internal use software	(8)	(6)
Proceeds from disposals of property, plant and equipment	1	3
Investments in and advances to equity investees	(18)	(6)
Purchases of marketable securities	(29)	(29)
Sales of marketable securities	34	28

Net cash used in investing activities	(29)	(26)

Cash flows from financing activities
Proceeds from borrowings	6	1
Payments on borrowings and capital leases	(19)	(117)
Net borrowings under short-term credit agreements	1	75
Dividend payments on common stock	(13)	(12)
Proceeds from issuance of common stock	22	-
Other	-	(2)

Net cash used in financing activities	(3)	(55)

Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net change in cash and cash equivalents	23	(158)

Cash and cash equivalents at beginning of year	108	224

Cash and cash equivalents at end of quarter	$ 131	$ 66

Cash payments during the quarter for:
Interest	$ 33	$ 28
Income taxes	13	12

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Basis of Presentation

General

Cummins Inc. ("Cummins," "the Company," "we," "our," or "us") is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems.  We have prepared our Consolidated Financial Statements for the interim periods ended March 28, 2004 and March 30, 2003, in conformity with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Each interim period contains 13 weeks.

           Our interim financial statements are unaudited and include estimates and assumptions that affect reported amounts based upon currently available information and management's judgment of current conditions and circumstances. GAAP requires management to make certain estimates and judgments that are reflected in the reported amounts of assets, liabilities, revenues and expenses and also in the disclosure of contingent liabilities.  The actual results may differ from the estimates.  Management exercises judgment and makes estimates for allowance for bad debts, inventory obsolescence, product warranty, asset impairment, depreciation, pension and post retirement benefits, income taxes, litigation and other contingencies. Management reviews these estimates on a systematic basis and, if necessary, any material adjustments are reflected in the Consolidated Financial Statements.   You should read these interim financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.  Our interim period financial results for the three-month periods presented are not necessarily indicative of results to be expected for any other interim period, or for the entire year.

We believe our Consolidated Financial Statements include all adjustments of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.

We have reclassified certain amounts in prior period financial statements to conform to the presentation of the current period financial statements.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred.  The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as "Selling and administrative expenses" in our Consolidated Statements of Earnings.  For the three months ended March 28, 2004 and March 30, 2003, these costs were approximately $26 million and $19 million, respectively.

Employee Stock Plans

            On January 1, 2003, we changed our method of accounting for stock-based employee awards to the fair value method preferred by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). We made this change on a prospective basis only for new option grants or other stock awards made on or after January 1, 2003.  For awards granted prior to January 1, 2003, we follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as allowed under SFAS 123.  Under APB 25, we did not record compensation expense upon the issuance of stock options because the exercise price of stock options granted equaled the market price of the common stock on the grant date.  For the quarters ended March 28, 2004 and March 30, 2003, the pro forma compensation expense for stock awards granted prior to January 1, 2003, using the fair market value approach was not significant.

            Additional contributed capital in our Consolidated Balance Sheets is presented net of employee loans for stock purchases.  As of March 28, 2004 and March 30, 2003, the loan amounts were $3 million and $12 million, respectively.

Recently Adopted Accounting Pronouncements

            In December 2003, the FASB issued FIN 46R, a revised version of FIN 46 (referred to herein as FIN 46R). In 2003, we adopted the provisions of FIN 46R as it related to certain entities previously considered to be Special Purpose Entities (SPEs) under generally accepted accounting principles and for new entities created on or after February 1, 2003.   As of March 28, 2004, we adopted FIN 46R for all other entities.  A description of the first quarter 2004 impact of adopting FIN 46R is included in Note 2 below.

Note 2.  Variable Interest Entities

            FIN 46R provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs), including entities commonly referred to as SPEs. FIN 46R requires us to consolidate certain VIEs if we are deemed to be the primary beneficiary, defined in FIN 46R, as the entity that absorbs a majority of the VIEs expected losses, receives a majority of the entity's expected residual returns, or both.   We adopted FIN 46R as of December 31, 2003, for entities previously considered to be SPEs under GAAP and for new entities created on or after February 1, 2003.  The adoption of those provisions of FIN 46R in 2003 required us to consolidate a VIE that was previously unconsolidated and to deconsolidate a VIE that was previously consolidated in our Consolidated Financial Statements. The impact of adopting FIN 46R as of December 31, 2003 was discussed in Note 2 to the Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K.

In addition to the VIEs discussed in Note 2 of our Annual Report on Form 10-K, we have variable interests in other businesses including businesses accounted for under the equity method of accounting and certain North American distributors that are deemed VIEs and are subject to the provisions of FIN 46R.  We adopted FIN 46R for these entities as of March 28, 2004.  The adoption of those FIN 46R provisions in 2004 required us to consolidate the assets and liabilities of three entities that were previously included in our Consolidated Balance Sheets as "Investments in and advances to equity investees."  First quarter results for these three entities are reflected as "Equity, royalty and other income from investees" in our Consolidated Statements of Earnings.  Beginning with the second quarter of 2004, results for these entities will no longer be accounted for under the equity method, but will be consolidated in our Consolidated Statements of Earnings.

Two of the three VIEs that were consolidated, Consolidated Diesel Corporation (CDC) and Cummins Komatsu Engine Corporation (CKEC), are engine manufacturing entities jointly owned and operated by us and our equity partners.  We were deemed the primary beneficiary of these VIEs due to the pricing arrangements of purchases and the substantial volume of our purchases made from these VIEs.  Our arrangements with CDC are more fully described in Note 5 to the Consolidated Financial Statements of our 2003 Annual Report on Form 10-K.  CDC has approximately $85 million of debt which is collateralized by substantially all of its inventory and fixed assets with a current book value of $21 million and $188 million, respectively, as of March 28, 2004.  CKEC has approximately $6 million of unsecured debt, all of which is due to the other equity partner.  Creditors of these entities have no recourse to the general credit of Cummins.

The other VIE that was consolidated, AVK/SEG, manufactures alternators and power electronic components and is jointly owned by Cummins (50 percent) and other equity partners.  We were deemed the primary beneficiary of this VIE due to the existence of a put/call arrangement on an additional 13 percent ownership interest in the entity and our guarantee on portions of the entity's subordinated debt.  The entity has approximately $21 million of total debt ($3 million guaranteed by us), of which $12 million is collateralized by assets with a current book value of $16 million.  Except for the amount of debt guaranteed by Cummins, creditors of AVK/SEG have no recourse to the general credit of Cummins.

Sales for these entities were $643 million in 2003.  When results of these entities are consolidated in our Consolidated Statements of Earnings, a significant amount of their sales will be eliminated. Total gross assets added from these additional entities was $411 million before consolidation eliminations resulting in a net increase of $294 million.  The table below shows the increase in our assets and liabilities from consolidating these entities after elimination of intercompany items as of March 28, 2004.

$ Millions	Increase
Current assets	$ 108
Long-term assets, excluding goodwill	174
Goodwill	12
Current liabilities, excluding debt	122
Short-term and long-term debt	112
Other long-term liabilities	1

We also have variable interests in certain of our North American distributors that were deemed to be VIEs in accordance with FIN 46R, but we were not deemed to be the primary beneficiary.  The principal business of the distributors is to sell Cummins engines and related service parts as well as provide repair and maintenance services on engines, including warranty repairs.  Our maximum potential loss related to these four distributors consisted of our ownership interest in three of the distributors totaling $10 million as of March 28, 2004, and our guarantee of the debt of two distributors totaling $17.5 million as of March 28, 2004.  Our involvement with these distributors as equity holders began in 2002 (two distributors) and 2003 (one distributor).  Our debt guarantees have been in place since 1987 and 2001, respectively.  Selected financial information for these four distributors as of and for the year ended December 31, 2003, is as follows:

$ Millions
Total assets	$ 210
Total liabilities, excluding debt	62
Total debt	118
Revenues	461
Net earnings	12

Note 3. Inventories

            Our inventories at interim reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure nor do our accounting systems provide a meaningful segregation between raw materials and work-in-process.   Inventories at March 28, 2004 and December 31, 2003, were as follows:

$ Millions	2004	2003
Finished products	$ 470	$ 431
Work-in-process and raw materials	450	359
Inventories at FIFO cost	920	790
Excess of FIFO over LIFO	(57)	(57)
	$ 863	$ 733

Note 4.  Investments in Equity Investees

            SEC regulations require that summarized financial information about unconsolidated subsidiaries and 50 percent or less owned equity investees be included in the footnotes to our financial statements if, in the aggregate, they meet certain tests of a significant subsidiary. Dongfeng Cummins Engine Company Limited is a 50 percent-owned unconsolidated subsidiary accounted for under the equity method of accounting that meets the test of a significant subsidiary.  Dongfeng financial results are reported one month in arrears of our normal reporting structure.

            Summary financial information for Dongfeng for the three month interim periods was as follows:

	February 29,	March 2,
$ Millions	2004	2003
Net sales	$ 89	$ 21
Gross margin	20	3
Net earnings	16	2
Cummins share of net earnings	$ 8	$ 1

Current assets	$ 165	$ 45
Noncurrent assets	74	38
Current liabilities	(86)	(24)
Noncurrent liabilities	-	-
Net assets	$ 153	$ 59
Cummins share of net assets	$ 70	$ 30

Note 5.  Accrued Product Coverage and Product Liability

Product Coverage

            Below is a summary of the activity in our current and long-term (recorded in "Other long-term liabilities") product coverage liability account for the three months ended:

	March 28,	March 30,
$ Millions	2004	2003
Balance, beginning of year	$ 358	$ 318
Provision for warranties issued	57	44
Payments	(44)	(49)
Changes in estimates for pre-existing warranties	14	10
Balance, end of quarter	$ 385	$ 323

Product Liability

                        The activity in our product liability accrual for the three month interim periods was as follows:

	March 28,	March 30,
$ Millions	2004	2003
Balance, beginning of year	$ 16	$ 11
Provision	-	1
Payments	(9)	-
Changes in estimates for pre-existing liabilities	(3)	1
Balance, end of quarter	$ 4	$ 13

Note 6.  Borrowing Arrangements

We had $125 million of 6.25% Notes that matured on March 1, 2003.  These notes were repaid during the first quarter of 2003.  There was no gain or loss recorded upon repayment of the Notes.

            Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our $250 million 9.5% Senior Notes and our new credit facility which may, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale/leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a minimum net worth, a minimum debt-to-equity ratio and a minimum interest coverage ratio. As of March 28, 2004, we were in compliance with all of the covenants under our borrowing agreements.

            In connection with the 2002 Indenture governing our 9.5% Senior Notes offering, we agreed to file an exchange offer registration statement with the SEC and complete that offer no later than May 19, 2003.  We were unable to complete the exchange offer due to a delay in filing our 2002 Annual Report on Form 10-K with the SEC.  As a result, we became contractually obligated under the Indenture to pay an additional 0.25% per annum interest on these notes.  For each 90-day delay in the completion of the exchange offer, the interest rate on the notes increased by an additional 0.25% per annum up to a 1% maximum increase.  We completed our registration obligations relating to the Indenture in the first quarter of 2004 and the incremental interest was discontinued.

            In connection with the 2001 Indenture governing our 7% convertible preferred securities, we exercised our right to suspend the use of the resale prospectus, which is part of a shelf registration statement that was previously filed with the SEC.  The registration statement was declared effective to permit the resale of these securities, pending the filing of our 2002 Annual Report on Form 10-K with the SEC.  Effective March 1, 2003, the suspension of the resale prospectus resulted in an increase of 0.5% per annum in the dividend rate borne by these securities.  The 0.5% premium was paid until we removed the suspension of the use of the resale prospectus on August 5, 2003, after the filing of our 2002 Annual Report on Form 10-K.

As discussed in Note 2, our total debt increased by $112 million as of March 28, 2004, due to the consolidation of three joint ventures under FIN 46R.  Included in this amount is an $85 million term loan at CDC with a financial institution.  The loan is due in annual installments, with a final payment due in 2008.  Interest is payable semi-annually at a rate of 6.92 percent.  The note is collateralized by substantially all of CDC's inventory and fixed assets with a current book value of $21 million and $188 million, respectively, as of March 28, 2004.

Note 7.  Pension and Other Postretirement Benefits

We have several contributory and noncontributory pension plans covering our U.S. employees and employees in certain foreign countries.  Generally, hourly employee pension benefits are earned based on years of service and compensation during active employment while future benefits for salaried employees are determined using a cash balance formula. The level of benefits and terms of vesting, however, may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities and fixed income securities.  It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate. Plan liabilities and the market-related value of our plan assets are determined based on a November 30 measurement date.

            On January 1, 2004, we merged eleven defined benefit pension plans into a single plan.  The merger had no material impact to our results of operations, financial position or cash flows.

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

             Effective December 31, 2003, we adopted Statement of Financial Accounting Standard No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits (SFAS 132R).  This standard requires the disclosure of components of net periodic benefit costs recognized during interim periods.

            The components of net periodic pension and postretirement expense under our plans consisted of the following ($ millions):

	Pension		Postretirement
	Three Months Ended		Three Months Ended
$ Millions	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003

Service cost	$ 14	$ 12	$ 1	$ 1
Interest cost	38	36	11	11
Expected return on plan assets	(42)	(39)	-	-
Amortization of prior service cost (credit)	3	3	(1)	-
Amortization of actuarial losses	8	4	1	-
Other	1	(1)	-	-
Net periodic benefit cost	$ 22	$ 15	$ 12	$ 12

During the first quarter of 2004, we contributed approximately $23 million to our pension plans and paid $8 million of postretirement benefits.  We presently anticipate contributing an additional $102 million to our pension plans and paying an additional $55 million in claims and premiums for postretirement benefits during the remainder of 2004.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

            In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 , "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-1) in response to a new law regarding prescription drug benefits under Medicare  providing a federal subsidy to certain sponsors of retiree health care benefit plans.  Currently, SFAS 106, "Accounting for Postretirement Benefits Other Than Pensions," requires that changes in relevant law be considered in current measurement of postretirement benefit costs.  We are evaluating the impact of the new law and will defer its recognition, as permitted by FSP 106-1, until authoritative guidance is issued.

Note 8.  Contingencies, Guarantees and Environmental Compliance

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

U.S. Distributor Guarantees

We have entered into an operating agreement with a financial institution that requires us to guarantee revolving loans, equipment term loans and leases, real property loans and letters of credit made by the financial institution to certain independent Cummins and Onan distributors in the United States, and to certain distributors in which we own an equity interest. Under the terms of the operating agreement, our guarantee of any particular financing is limited to the amount of the financing in excess of a particular distributor's "borrowing base." The "borrowing base" is equal to the amount that the distributor could borrow from the financial institution without Cummins guarantee.

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

            In January 2004, we issued letters of credit to the financial institution in the aggregate amount of $30 million, covering distributor borrowings in excess of their borrowing base. As a result, we are no longer subject to the credit ratings trigger contained in the operating agreement provided we maintain and annually renew this letter of credit.

            The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of March 28, 2004, we had $25 million of guarantees and $30 million of letters of credit outstanding under the operating agreement relating to distributor borrowings of $85 million.

Residual Value Guarantees

            As more fully discussed in our 2003 Annual Report on Form 10-K, we have various residual value guarantees on equipment leased under operating leases.  The amounts of those guarantees at March 28, 2004, are summarized as follows:

$Millions
Power rent lease program	$ 104
Other residual guarantees	12
Total residual guarantees	$ 116

Other Guarantees

            In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including non-U.S. distributor financing, guarantees of third party debt and other miscellaneous guarantees. The maximum potential loss related to these other guarantees is $21 million at March 28, 2004.

Note 9.  Other (Income) Expense, net

            The major components of other (income) expense included in the Consolidated Statements of Earnings are shown below:

	March 28,	March 30,
$ Millions	2004	2003

Operating (income) expense:
Foreign currency (gain) loss	$ 3	$ (2)
Royalty income	(4)	-
Other, net	1	(1)
Total operating (income) expense	-	(3)

Non-operating (income) expense:
Interest income	(3)	(3)
Bank charges	2	3
Write down of equity investment	5	-
Other, net	2	(4)
Total non-operating (income) expense	6	(4)
Total other (income) expense	$ 6	$ (7)

Note 10.  Comprehensive Earnings (Loss)

A reconciliation of our net earnings (loss) to comprehensive earnings (loss) for the three-month periods is shown in the table below:

	March 28,	March 30,
$ Millions	2004	2003

Net earnings (loss)	$ 33	$ (31)
Other comprehensive earnings (loss), net of tax
Unrealized gain (loss) on derivatives	1	(4)
Foreign currency translation adjustments	6	3
Comprehensive earnings (loss)	$ 40	$ (32)

Note 11.  Earnings (Loss) Per Share

We calculate basic earnings per share (EPS) of common stock by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if options or securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.  We exclude shares of common stock held by our Retirement Savings Plan in the Employee Benefits Trust from weighted-average number of shares outstanding for the EPS calculation until those shares are distributed from the Trust.  Following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net earnings (loss) per share:

	Three Months Ended
	March 28,	March 30,
$ Millions, except per share amounts	2004	2003

Net earnings (loss) for basic EPS:	$ 32.8	$ (30.8)
Dilutive effect of stock compensation awards	-	-
Dilutive effect of dividends on preferred securities, net of tax	3.3	-
Net earnings (loss) for dilutive EPS	$ 36.1	$ (30.8)

Weighted average common shares outstanding:
Basic EPS	40.5	38.9
Dilutive effect of stock compensation awards	0.5	-
Dilutive effect of assumed conversion of preferred securities	6.3	-
Diluted EPS	47.3	38.9

Earnings (loss) per share:
Basic	$ 0.81	$ (0.79)
Dilutive	0.76	(0.79)

            The weighted average diluted common shares outstanding for the three months ended March 30, 2003, exclude the effect of 6.3 million shares attributable to the conversion of our Preferred Securities of Subsidiary Trust because the effect was antidilutive.

The weighted average diluted common shares outstanding for the three months ended March 28, 2004 and March 30, 2003, excludes the effect of approximately 1.1 million and 5.6 million common stock options, respectively, since such options have an exercise price in excess of the average market value of Cummins common stock for those quarters.

Note 12.  Operating Segments

            We define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.

            Our reportable operating segments consist of the following: Engine, Power Generation, Filtration and Other and International Distributors. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers.   A description of each operating segment is included in Part I of our 2003 Annual Report on Form 10-K.

            Prior to January 1, 2004, intersegment transfers between the Engine segment and the Power Generation segment and between the Filtration and Other segment and the Engine segment were reported at cost and no sale was reported by the transferor segment.  Effective January 1, 2004, this intersegment activity was reflected in the sales of the transferor segments at a market-based transfer price discounted for certain items; further, certain intersegment cost allocations to the transferor segments have been eliminated.  We believe this change allows our segment management to focus on those pricing decisions and cost structuring actions that are within their control.  The net impact of these changes did not have a material effect on segment EBIT for any of our segments.

            We use segment EBIT (defined as earnings (loss) before interest, taxes, minority interests, preferred dividends and cumulative effects of change in accounting principles) as the primary basis for our CODM to evaluate the performance of each operating segment. Segment amounts exclude certain expenses not specifically identifiable to segments.

            The accounting policies of our operating segments are the same as those applied in the Consolidated Financial Statements. We prepared the financial information of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, minimum pension liabilities or income taxes to individual segments.  Our definition of segment EBIT may not be consistent with measures used by other companies.

            A summary of operating results and net assets by segment for the three-months ended is shown below:

$ Millions	Engine	Power Generation	Filtration and Other	International Distributor	Elimination	Total

March 28, 2004
Net sales	$ 1,139	$ 369	$ 347	$ 171	$ (255)	$ 1,771
Segment EBIT	40	6	24	8		78
Net assets	1,078	507	767	196		2,548

March 30, 2003
Net sales	$ 816	$ 267	$ 254	$ 136	(86)	$ 1,387
Segment EBIT	(22)	(14)	20	6		(10)
Net assets	835	481	648	165		2,129

            A reconciliation of our segment information to the corresponding amounts in the Consolidated Financial Statements is shown in the table below as of and for the three months ended:

	March 28,	March 30,
$ Millions	2004	2003

Segment EBIT	$ 78	$ (10)
Interest expense	27	20
Provision (benefit) for taxes	14	(9)
Minority interest in earnings of consolidated entities	4	4
Dividends on preferred securities of subsidiary trust	−	6
Net earnings (loss)	$ 33	$ (31)

Net assets for operating segments	$ 2,548	$ 2,129
Liabilities deducted in arriving at net assets	2,811	2,442
Minimum pension liability excluded from net assets	(698)	(624)
Deferred tax assets not allocated to segments	858	815
Debt related costs not allocated to segments	69	26
Total assets	$ 5,588	$ 4,788

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the interim financial results, liquidity and  capital resources, financial covenants and credit ratings, off balance sheet arrangements, financial guarantees, critical accounting policies and other key items related to our business and performance. Our objective is to provide investors and readers with an understanding of the key variables and other qualitative and quantitative factors that are unique to our business and that management focuses on in evaluating and measuring our financial performance and financial condition. We will discuss and analyze significant known trends, demands, commitments, events and uncertainties that we believe are important to an understanding of our business. In addition, we will provide a quarter-over-quarter discussion and analysis of our consolidated operating results and a similar discussion of our business segment results and sales to geographic markets. This section should be read in conjunction with our Consolidated Financial Statements and related notes in the "Financial Statements" section of our 2003 Annual Report on Form 10-K.  As discussed below under Business Segment Results and in Note 11 to the Consolidated Financial Statements, all first quarter 2004 intersegment activity reflects a change to market-based transfer pricing effective January 1, 2004.  Due to impracticability, Business Segment results for the prior year quarter have not been restated for this change.  All references to per share amounts are diluted per share amounts. Certain prior year amounts included in this section have been reclassified to conform to the current year presentation. At the end of this section, we have also provided a business outlook.

EXECUTIVE SUMMARY

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

In the first quarter of 2004, our earnings were $33 million, or $0.76 per share, on sales of $1.771 billion, compared to a net loss of $31 million, or $0.79 per share, on sales of $1.387 billion in the first quarter of 2003.  The improvement in earnings in the first quarter of 2004 compared to the prior year quarter was generated by the performance of our Engine Business which experienced increased demand across nearly all engine markets, particularly the North American heavy-duty truck market.  The increase in sales comes after a long period of uncertainty which included a recessionary economy and weak recovery, a sales "spike" as OEMs (original equipment manufacturers) and fleets "pre-bought" a large number of engines to avoid federally mandated EPA controls for engines made after October 2002, and then a decline in demand for new models, starting late in 2002.  Sales in the first quarter of 2004 also increased in each of our other business units compared to the first quarter of 2003 reflecting substantial improvement in demand and business conditions.

Earlier this year, we extended the availability of our Uptime Guarantee Program for our EPA-certified heavy-duty truck engines to include engines placed in service through December 31, 2004.  The guarantee covers our ISX and ISM engines for the first 12 months of operations and reimburses customers for up to three day's truck rental for any failure that cannot be repaired within 24 hours.  We have sold over 46,000 EPA-certified heavy-duty engines that have accumulated over 2.6 billion miles of service.  Our share of the North American heavy-duty truck market has improved several percentage points in recent months based upon data published by an independent market research firm.  We believe this increase in market share indicates our customers are confident about the technology, performance and reliability of Cummins engines.

Our Power Generation business has been adversely affected by excess inventory in the market coupled with extreme pricing pressure and low volumes during the past two years.  The weakness in the commercial generator set market was partially offset by improved sales of our mobile generator sets to the recreational vehicle market.  During the first quarter of 2004, progress in the economic recovery resulted in solid growth in the commercial markets with increased demand for mid-sized and large generator sets providing improved performance in this business segment.  Our Filtration and Other Business achieved significant sales growth in the first quarter of 2004 and our International Distributor Business reported increased sales in nearly all of its distributor locations.  Net sales and earnings of our joint ventures and alliances also increased significantly in the first quarter of 2004 compared to 2003, primarily from the expansion of our joint venture in China, Dongfeng Cummins Engine Company, in the second quarter of 2003.

            In January 2004, we entered into a new three year credit facility program involving sales of our accounts receivables.  Under the program, we sell an interest in a designated pool of trade receivables to a new, wholly-owned special purpose subsidiary.  The program replaces a similar program except the financial institution purchases a direct interest in the receivables rather than funding the purchase of receivables through commercial paper conduits.  The maximum amount of receivables outstanding is limited to the lesser of $200 million or the amount of qualifying receivables held by the subsidiary.  The sale of receivables in the first quarter of 2004 was not significant.

            In February 2004, we commenced and completed an offer to exchange new 9.5% Senior Notes due 2010 (the "new notes") for all of our outstanding unregistered 9.5% Senior Notes due 2010 (the "original notes").  We offered and sold the original notes in a private placement in November 2002 and they were not registered under the Securities Act of 1933 at that time.  The new notes are registered, have substantially the same terms and conditions as the original notes and are free of the transfer restrictions that applied to the original notes.  The interest rate on the original notes was 9.5% (10.5% at the time of the exchange) and the interest rate on the new notes is 9.5%.

On March 28, 2004, we adopted certain provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," (FIN 46R) which were effective in the first quarter of 2004.  The interpretation resulted in the balance sheet consolidation of three joint venture entities previously reported under the equity method of accounting.  The financial impact of consolidating these entities increased total assets by $294 million and total debt by $112 million.  The consolidation is not expected to impact our net earnings or any of our debt covenants in future periods.  Sales for these entities were $643 million in 2003.  When results of these entities are consolidated in our Consolidated Statements of Earnings beginning in the second quarter of 2004, a significant amount of their sales will be eliminated.  If we had consolidated their sales in 2003, total sales would have increased approximately $170 million.

RESULTS OF OPERATIONS

Net Sales

            The table below sets forth net sales for each of our key business segments during the comparative interim periods:

	March 28,	March 30,
$ Millions	2004	2003
Engine	$ 1,139	$ 816
Power Generation	369	267
Filtration and Other	347	254
International Distributor	171	136
Elimination of intersegment sales	(255)	(86)
Consolidated net sales	$ 1,771	$ 1,387

Sales increased in all of our business segments in the first quarter of 2004 compared to the prior year quarter, with over half of the increase occurring in the Engine Business, up 40 percent (sales increased $89 million after the change in transfer pricing).   Engine Business sales increased primarily due to higher heavy-and medium-duty truck engine shipments, increased shipments to Chrysler of midrange engines for the Dodge Ram truck and increases in engine volumes for industrial applications.  Power Generation sales increased 38 percent compared to the prior year's quarter, buoyed by strong consumer demand for generator sets manufactured for RVs and higher demand across most other market segments.  Filtration and Other Business sales increased 37 percent (sales increased $47 million after the change in transfer pricing) primarily from OEMs.  Sales in the International Distributor business increased 26 percent with approximately half of the increase due to the impact of foreign currency exchange rates.

Gross Margin

Our gross margin was $345 million in the first quarter of 2004 compared to $218 million in the first quarter of 2003, with related gross margin percentages of 19.5 percent and 15.7 percent, respectively. The increase in gross margin was primarily a result of the increased volumes across all of our business segments ($87 million), absorption impact on fixed manufacturing costs from higher North American automotive shipments ($33 million), and the favorable impact of currency exchange rates ($12 million).  The increase was partially offset by an adjustment for increased product coverage costs related to extended warranties on a specific group of older products ($5 million) and the impact of higher commodity prices.

Selling and Administrative Expenses

Selling and administrative expenses were $223 million (12.6 percent of net sales) in first quarter 2004 compared to $195 million (14.0 percent of net sales) in the prior year quarter, or an increase in absolute dollars of $28 million.   Included in the increase is approximately $11 million from the impact of foreign currency rate changes at our foreign locations.  Approximately $17 million of the total increase was related to selling expenses and $11 million to administrative expenses.  The increase in selling expense was primarily attributable to increases in packaging, warehouse, and transportation costs from higher sales volume ($5 million), higher compensation expense from incremental sales staffing to support growth initiatives ($4 million), increases in fringe expenses including pension costs ($2 million), increases in variable incentive compensation due to higher earnings ($2 million) and other volume variable expenses that individually are not material.

The increase in administrative expenses primarily results from increases in consulting services including those related to the implementation of Sarbanes-Oxley Act requirements ($2 million), increases in variable incentive compensation ($4 million), increase in bad debt expense from a customer bankruptcy ($2 million) and other miscellaneous items that individually were not significant.

Research and Engineering Expenses

Research and engineering expenses were $56 million (3.2 percent of net sales) in first quarter 2004 compared to $47 million (3.4 percent of net sales) in first quarter 2003, or an increase of $9 million.  Most of the increase was attributable to increased variable compensation as a result of improved earnings ($5 million), development costs of European Tier II high horsepower engines partially offset by decreased spending for midrange product launches in late 2003 ($1 million), higher development costs related to filtration products ($2 million) and other expenses that individually were not material.  Included in the increase was approximately $1 million attributable to the impact of foreign currency rate changes at foreign locations.

Equity, Royalty and Other Income from Investees

Earnings from our joint ventures and equity method investees were $18 million in the first quarter of 2004, compared to $7 million in the first quarter of 2003, or an increase of $11 million. The increase was attributable to improved earnings across most of our joint ventures, primarily Dongfeng Cummins Engine Company Ltd. ($7 million) where demand remains strong after expanding the joint venture agreement in the second quarter of 2003 and our North American distributor joint ventures ($3 million), partially offset by losses from Chongqing Cummins Engine Company Ltd. ($3 million) due to a pension liability adjustment.  Income from royalties and technical fees were $1 million in the first quarter of 2004.

Interest Expense

Interest expense was $27 million in the first quarter of 2004, compared to $20 million in the first quarter of 2003.   The $7 million increase is primarily attributable to the adoption of SFAS No. 150, effective July 1, 2003, which required dividends on our preferred securities to be prospectively classified as interest expense in our Consolidated Statements of Earnings (see Note 1, Recently Adopted Accounting Pronouncements).  Compared to the prior year, interest expense, including dividends on our preferred securities, increased $1 million, primarily related to interest on capital leases for information technology equipment.  In our Consolidated Balance Sheets, the preferred securities were previously classified between long-term debt and shareholders' equity and are now classified as long-term debt.

The amount of interest paid in the first quarter of 2004 and 2003 was $33 million and $28 million, respectively.

Other Income and Expense

Other income and expense was a net expense of $6 million in the first quarter 2004 compared to a net income of $7 million of income in 2003, or a $13 million decrease. Most of the decrease is attributable to an impairment write-down of a cost method investment in a private emissions-related technology company ($5 million), foreign currency exchange losses ($4 million) and other miscellaneous non-operating items.  The major components of other income and expense are disclosed in Note 9 to the Consolidated Financial Statements.

Provision for Income Taxes

Our income tax provision in the first quarter of 2004 was $14 million, compared to an income tax benefit of $9 million in the first quarter of 2003.  The first quarter 2004 and 2003 income tax provision and benefit reflect an estimated annual effective tax rate of 28 percent and 25 percent, respectively, on earnings (loss) before income taxes after deducting dividends on our preferred securities.  Our effective income tax rate for both 2004 and 2003 was lower than the 35 percent U.S. corporate income tax rate primarily because of reduced taxes on export sales and research tax credits.

Minority Interests in Earnings of Consolidated Entities

Minority interests in our consolidated operations were $4 million in the first quarter of 2004 compared to $4 million in the first quarter of 2003. Minority interests increased slightly in the first quarter of 2004 from the effects of consolidating a non wholly-owned leasing entity in accordance with FIN 46R but were offset by lower earnings from other non wholly-owned subsidiaries.

Dividends on Preferred Securities

 Dividends on our preferred securities were $6 million in the first quarter of 2003.  Effective July 1, 2003, dividends on our preferred securities were prospectively classified as interest expense in our Consolidated Statements of Earnings in accordance with a new standard (see Note 1, "Recently Adopted Accounting Pronouncements"). A description of our obligation relating to these preferred securities is provided in Note 9, "Convertible Preferred Securities of Subsidiary Trust," of our Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K.

Net Earnings (Loss)

Net earnings in the first quarter of 2004 were $33 million, or $0.76 per share, compared to a net loss of $31 million, or $0.79 per share, in the first quarter of 2003.  The improvement in earnings was primarily attributable to the absorption impact of higher North American automotive shipments and increased sales volumes across our other business segments.  Our first quarter 2004 earnings performance was also enhanced by higher earnings at our joint ventures, partially offset by higher selling and administrative expenses, increased research and development expenses and adjustments for product coverage, investments and joint venture results.

BUSINESS SEGMENT RESULTS

We have four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributors. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. We evaluate the performance of each of our business segments based on earnings before interest, taxes, minority interests, and cumulative effect of accounting changes (Segment EBIT).

Prior to January 1, 2004, intersegment transfers between the Engine segment and the Power Generation segment and between the Filtration and Other segment and the Engine segment were reported at cost and no sale was reported by the transferor segment.  Effective January 1, 2004, this intersegment activity is reflected in the sales and unit shipments of the transferor segments at a market-based transfer price discounted for certain items; further, certain intersegment cost allocations to the transferor segments have been eliminated.  We believe this change allows our segment management to focus on those pricing decisions and cost structuring actions that are within their control.  As a result of the change, first quarter 2004 Engine Business sales increased $89 million, Filtration and Other Business sales increased $47 million, Power Generation Business sales decreased $9 million and sales eliminations increased $127 million.  The net impact of these changes did not have a material effect on segment EBIT for any of our segments.

Engine Business

The net sales and segment EBIT for the Engine Business for the comparative interim periods follows:

	March 28,	March 30,
$ Millions	2004	2003
Net sales	$ 1,139	$ 816
Segment EBIT	40	(22)

            Total net sales for the Engine Business increased $323 million, or 40 percent, (includes $234 million of intersegment sales in 2004) compared to sales in the first quarter of 2003.  Nearly one-third of the improvement was from engine sales to North American heavy-duty truck OEMs.  Sales also increased to the medium-duty truck and bus market and strong sales demand continued for shipments of our ISB engine to Chrysler for the Dodge Ram truck.  Total automotive-related engine sales were 68 percent of total Engine Business sales in the first quarter of 2004, compared to 71 percent in the prior year quarter.

            A summary and discussion of net sales for the Engine Business by market follows:

	March 28,	March 30,
$Millions	2004	2003
Heavy-duty truck	$ 341	$ 236
Medium-duty truck and bus	165	122
Light-duty automotive	274	222
Industrial and power generation	359	236
Net sales	$ 1,139	$ 816

The Engine Business shipped 97,800 units in the first quarter of 2004, an increase of 24,000 units, or 33 percent (includes 18,300 units of intersegment transfers in 2004), compared to unit shipments a year ago.  A summary of shipments by engine category (including unit shipments to the Power Generation Business in 2004) during the interim periods follows:

	March 28,	March 30,
Units shipped	2004	2003
Midrange	79,700	63,300
Heavy-duty	15,900	9,700
High-horsepower	2,200	800
Total unit shipments	97,800	73,800

Heavy-Duty Truck

            Sales to the heavy-duty truck market increased $105 million, or 44 percent, compared to sales in the prior year quarter. The increase was primarily attributable to recovery in the North American truck market evidenced by strong first quarter demand from OEMs.  Unit shipments of heavy-duty truck engines increased 66 percent in the first quarter of 2004 compared to 2003.  The variance between the sales and unit shipment percentage increases was a result of the sales mix between engines and parts.  Part sales increased 21 percent in the first quarter of 2004, compared to the prior year quarter, but were a lower percentage of total sales in the first quarter of 2004.  Unit shipments to North American OEMs were up 75 percent compared to a year ago driven by the growing acceptance of our engines as truck fleets replace aging equipment.  Unit shipments of heavy-duty engines to international locations were up 24 percent, with higher sales to OEMs in Mexico.

Medium-Duty Truck and Bus

            Sales to the medium-duty truck and bus markets increased $43 million, or 35 percent, in the first quarter of 2004 compared to the prior year quarter, reflecting strong sales increases to OEMs.  Unit shipments of medium-duty truck engines increased 117 percent in North America with strong demand from all OEMs.  Shipments of medium-duty truck engines to international locations were up 8 percent with increased shipments to Latin America and Europe.  Shipments of bus engines were down 11 percent worldwide, with a 27 percent decline in North America, primarily from lower market share, and a 5 percent decline in international shipments.

Light-Duty Automotive

            Sales of light-duty automotive engines increased $52 million, or 23 percent, in the first quarter of 2004 compared to the prior year quarter.  Total unit shipments also increased 20 percent compared to the prior year quarter. Sales to DaimlerChrysler for the Dodge Ram truck were a record high in the first quarter of 2004 with shipments of over 38,000 engines, a 21 percent increase compared to the prior year quarter, driven by strong demand and Chrysler's market share improvement in truck sales. Engine shipments to recreational vehicle OEMs increased 17 percent year-over-year, also driven by increased demand.

Industrial

            Engine sales to the construction, mining, marine, agricultural, oil and gas, government, and rail markets and to our Power Generation Business were $123 million, or 52 percent higher, in the first quarter of 2004 (includes $24 million of intersegment sales), compared to the prior year quarter.  Approximately 39 percent of total industrial engine shipments were to North American markets and 61 percent to international markets compared to 42 percent and 58 percent, respectively, a year ago.  Sales to the construction equipment market increased 33 percent year-over-year with engine shipments to North American OEMs up 31 percent and shipments to international OEMs up 29 percent, primarily in Korea and East Asia.  Engine shipments to the agricultural equipment market increased 14 percent in the first quarter of 2004 compared to the prior year quarter, with a 26 percent decline in shipments to North American OEMs that was more than offset by a 44 percent increase in shipments to international OEMs, primarily to Latin America and European OEMs.  Sales of our K and Q series high-horsepower engines to manufacturers of mine equipment increased in the first quarter 2004 compared to the prior year quarter, primarily due to higher copper and gold commodity prices, with shipments in North America up 13 percent and international shipments up 5 percent. Engine sales to the marine market increased 21 percent in the first quarter of 2004 compared to the prior year quarter, while unit shipments declined 10 percent reflecting a shift in sales mix to high-horsepower commercial applications.  Engine shipments to the recently entered oil and gas market increased significantly in the first quarter of 2004 compared to a low base in the prior year quarter, primarily due to market share penetration in North America with our K series engine.  Sales of high-horsepower engines to the government market, primarily V series military applications, decreased 14 percent in the first quarter of 2004 compared to the prior year quarter.  Engine sales to the rail equipment market, primarily international railcar builders, increased 30 percent in the first quarter of 2004 compared to the prior year quarter, indicating strong demand in this sector.

Segment EBIT

            Segment EBIT for the Engine Business was $40 million in the first quarter of 2004 compared to a $22 million loss in the prior year quarter.  The improvement in earnings was primarily a result of higher gross margin ($83 million) from increased engine volumes and the accompanying benefits of fixed cost absorption at our manufacturing plants and higher earnings from joint ventures ($10 million), partially offset by increases in selling and administrative expenses ($15 million) and research and development expenses ($6 million) and other income and expense ($10 million).  The increase in joint venture income was attributable to higher volumes and earnings from our recently expanded China joint venture, Dongfeng Cummins Engine Co. Ltd., and earnings from our North American distributorships. The increase in selling and administrative expenses is primarily from higher incentive compensation ($4 million), an increase in bad debt expense from a customer bankruptcy ($2 million) and other volume variable spending, none of which individually is significant.  The increase in research and development expenses resulted from higher incentive compensation ($4 million) and development costs for high-horsepower engines.  Other income and expense declined primarily from the impairment write-down of a cost method investment in a private emissions related technology company deemed to be impaired ($5 million) and foreign currency losses ($4 million).

Power Generation Business

            The net sales and segment EBIT for the Power Generation Business for the comparative interim periods follows:

	March 28,	March 30,
$ Millions	2004	2003
Net sales	$ 369	$ 267
Segment EBIT	6	(14)

            Net sales in our Power Generation Business increased $102 million, up 38 percent from first quarter of 2003.  A majority of the sales increase results from increased demand for commercial power equipment with higher sales value and strong demand in the consumer market, primarily generator sets for recreational vehicles.  Overall, sales of generator drives increased 36 percent, sales of generator sets were up 44 percent, alternator sales increased 80 percent, and sales of small generator sets to the consumer mobile/RV market increased 29 percent, primarily from improved economic conditions.

            A summary of engine shipments for Power Generation by engine category follows:

	March 28,	March 30,
Units shipped	2004	2003
Midrange	3,100	3,000
Heavy-duty	1,300	1,000
High-horsepower	1,400	1,100
Total unit shipments	5,800	5,100

Total unit sales of power generation equipment increased 700 units, or 14 percent, in the first quarter of 2004 compared to the prior year quarter.  Sales of generator drive units powered by midrange engines declined 18 percent in the first quarter of 2004, while sales of midrange powered generator set units were up 35 percent.  Total sales of equipment powered by heavy-duty engines increased 300 units, or 30 percent, compared to the first quarter of 2003. Unit sales of heavy-duty powered generator drives were up 50 percent from a year ago, while unit sales of heavy-duty powered generator sets increased 17 percent.  Power generation equipment sales with high-horsepower engines, which typically have higher margins, increased 300 units, or 27 percent compared to the prior year quarter.  Unit sales of high-horsepower generator drives increased 14 percent year-over-year, while unit sales of high-horsepower generator sets increased 52 percent compared the prior year period.  The overall increase in first quarter 2004 unit sales of power generation equipment is attributable to improved demand in North American commercial markets as well as robust growth in international markets, including China, Latin America and the Middle East.

            Segment EBIT for Power Generation was $6 million in the first quarter of 2004, compared to a $14 million loss in the first quarter of 2003, or a $20 million improvement.  A majority of the improvement was attributable to increased gross margin from higher sales volume and absorption benefits ($16 million), pricing actions ($4 million) and benefits from cost reduction initiatives ($4 million), partially offset by higher material costs of copper and steel ($3 million) and other items that individually are not significant.

Filtration and Other Business

            The net sales and segment EBIT for the Filtration and Other Business segment for the comparative interim periods follows:

	March 28,	March 30,
$Millions	2004	2003
Net sales	$ 347	$ 254
Segment EBIT	24	20

            The Filtration and Other Business sales increased $93 million in the first quarter of 2004 ( includes $46 million of intersegment sales in 2004).  A majority of the increase was volume related and reflects strong OEM and aftermarket demand across all filtration products.  Sales of filtration products in the U.S. increased 12 percent while sales to international markets increased 22 percent, most notably in Europe/CIS.  Sales of Holset turbochargers were up 37 percent in the first quarter of 2004 (31 percent excluding the change in transfer pricing) compared to the prior year quarter with higher sales to OEMs, aftermarket sales and sales to joint ventures partially offset by sales declines in China resulting from local sourcing.  Approximately 14 percent of the sales increase in the Filtration and Other segment was related to movement in foreign currency exchange rates.

            Segment EBIT for the Filtration and Other Business increased $4 million in the first quarter of 2004 compared to the first quarter of 2003.  Earnings were higher in 2004 primarily from increased volumes and absorption benefits ($8 million) and the impact of foreign currency ($4 million), but were adversely effected by the sales mix between OEM and aftermarket customers, the increase in steel prices used in manufacturing filters and exhaust products ($2 million) and increased selling and administrative expenses attributable to funding targeted growth initiatives ($6 million).

During the first quarter of 2004, the Filtration Business announced it plans to close a manufacturing facility in the United Kingdom by December 2005 as a primary customer is moving its operations to another country.  We are in the process of finalizing plans related to employees and to the use of assets at this location and expect to finalize our plans in the second quarter of 2004.  The estimated pre-tax charges related to this action range from $2 million to $4 million.

International Distributor Business

            The net sales and segment EBIT for the International Distributor Business for the comparative interim periods follows:

	March 28,	March 30,
$ Millions	2004	2003
Net sales	$ 171	$ 136
Segment EBIT	8	6

            Sales of the International Distributor Business increased $35 million, or 26 percent in the first quarter of 2004 compared to the prior year quarter. Sales of engines increased slightly with sales of parts, service and power generation equipment accounting for a majority of the increase.  Sales were up at all of our distributor locations with the exception of  Zimbabwe and Germany, with significant increases  reported by our distributors in Australia, India, South Africa and Dubai.  Approximately one-half of the sales increase in this segment is attributable to movement in foreign exchange rates.

            Segment EBIT for the International Distributor Business increased $2 million, or 33 percent in the first quarter of 2004 compared to the prior year quarter. The increase in earnings was attributable to higher sales volume of parts and service and improved margins on generator set sales ($2 million) and the favorable impact of foreign exchange rates on margins ($4 million), partially offset by the impact of exchange rates on selling and administrative expenses ($4 million).

Geographic Markets

            Sales to international markets in the first quarter of 2004 increased $166 million, or 26 percent compared to the first quarter of 2003 and were 46 percent of total net sales compared to 47 percent of total net sales a year ago.  A summary of net sales by geographic territory for the comparative interim periods follows:

	March 28,	March 30,
$ Millions	2004	2003
United States	$ 958	$ 740

Asia/Australia	293	239
Europe/CIS	235	200
Mexico/Latin America	123	96
Canada	98	75
Africa/Middle East	64	37
Total International	813	647
Consolidated net sales	$ 1,771	$ 1,387

            Shipments of heavy-duty truck engines to international markets in the first quarter of 2004 were up 24 percent compared to a year ago, primarily to OEMs in Mexico and North Asia.  Shipments of midrange automotive engines to international markets increased 8 percent compared to first quarter 2003, primarily to OEMs in Latin America and Europe/CIS with lower shipments to OEMs in Brazil and Mexico.  Engine shipments to international bus markets decreased 5 percent compared to a year ago, primarily to Europe, but were partially offset by increased shipments to China. Shipments of light-duty automotive engines to international markets increased 19 percent in the first quarter of 2004 compared to the prior year quarter, primarily to an OEM in Brazil. Industrial engine shipments to international locations were up 28 percent in the first quarter of 2004 compared to the prior year quarter, primarily from strong demand of agricultural OEMs in Latin America and Europe/CIS, up 44 percent, and to construction equipment markets, up 29 percent, primarily to OEMs in Asia and Europe/CIS. Shipments of generator sets increased 49 percent in the first quarter of 2004 compared to a year ago, primarily driven by higher demand in all markets, most notably, Latin America, Europe/CIS and East Asia.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

            Since fiscal 2000, we have made a strategic effort to improve our cost structure and improve efficiencies from continuing operations through monetization of assets and restructuring actions. As a result, we have undertaken various initiatives to improve cash flow, reduce debt and improve our financial flexibility. Excluding severe downturns in our markets, our operations have historically generated sufficient cash to fund our businesses, capital expenditures, research and development, interest and dividend payments. Cash provided by continuing operations is a major source for funding our working capital. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we use periodic borrowings, primarily our receivable sales program and our revolving credit facility, to fund working capital requirements.

            In January 2004, we moved our receivable securitization program to another financial institution and modified its structure. A more complete description of this program, which discloses certain cash flows related to the program, is found below under the caption, "Off Balance Sheet Financing-Sale of Accounts Receivable" and in Note 4 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K. We have available various short and long-term credit arrangements, which are discussed below and disclosed in Note 8, "Borrowing Arrangements," of our Consolidated Financial Statements also found in our 2003 Annual Report on Form 10-K.

            We believe our cash generated from operations, credit arrangements and our accounts receivable program provide the financial flexibility required to satisfy future short-term funding requirements for our debt service obligations, capital spending, pension funding, and projected working capital requirements. Our next major fixed cash payment obligation occurs in March 2005 when our 6.45% Notes with principal amount of $225 million mature. We expect to refinance or repay all or a portion of the principal amount of these Notes at their maturity date.  As of March 28, 2004, our total debt including convertible subordinated debentures was $1.526 billion compared to $1.429 billion at December 31, 2003. Included in long-term debt at March 28, 2004 and December 31, 2003, was $71 million and $90 million, respectively, attributable to the consolidation of a leasing entity under the provisions of FIN 46R (see Notes 2 and 8 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K).  Also included in long-term debt at March 28, 2004, was $99 million from the consolidation of three joint ventures previously reported under the equity method of accounting and now consolidated under the provisions of FIN 46R.  (See Note 2 to the Consolidated Financial Statements).  The consolidation of the joint ventures is not expected to impact our net earnings or any of our debt covenants in future periods.  Total debt, including our convertible subordinated debentures, as a percentage of our total capital, including total long-term debt, was 60.2 percent at March 28, 2004, compared to 60.1 percent at December 31, 2003. Based on projected cash flows from operations and existing credit facilities, we believe we have sufficient liquidity to meet anticipated capital, pension funding, debt and dividend requirements in the foreseeable future.

            In connection with the 2002 Senior Notes offering, we agreed to file an exchange offer registration statement with the SEC and complete that offer no later than May 19, 2003. As a result of the delay in filing our 2002 Annual Report on Form 10-K with the SEC, we were unable to complete the offer and became contractually obligated to pay additional interest on the Notes. For each 90-day delay in the completion of the exchange offer, the premium interest rate on the notes increased by an additional 0.25% per annum up to a 1% maximum increase until such time as the exchange offer is completed.  As of December 31, 2003, we were paying an additional 0.75% interest on the Notes and the total amount of premium paid in 2003 was $0.7 million. The exchange offer registration statement was declared effective on February 24, 2004 and the exchange was completed by March 24, 2004, at which time the interest rate on the Notes returned to 9.5%. A more complete description of our Senior Notes is disclosed in Note 8 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.

Available Credit Capacity

            The following table provides the components of available credit capacity for the interim periods:

	March 28,	March 30,
$ Millions	2004	2003
Revolving credit facility	$ 243	$ 219
Other domestic credit facility	10	-
International credit facilities accessible by local entities	53	96
International credit facilities accessible by corporate treasury	37	28
Accounts receivable	170	118
Total available credit capacity	$ 513	$ 461

Cash Flows

      Key elements of our cash flows during the interim periods follow:

	March 28,	March 30,
$ Millions	2004	2003
Net cash provided by (used in) operating activities	$ 56	$ (78)
Net cash used in investing activities	(29)	(26)
Net cash used in financing activities	(3)	(55)
Effect of exchange rate changes on cash	(1)	1
Net change in cash and cash equivalents	$ 23	$ (158)

            Operating Activities.  Cash from operations improved $134 million for the three months ended March 28, 2004, compared to the period ended March 30, 2003, primarily due to increased net earnings and positive working capital impacts.  Positive working capital impacts were primarily due to increases in accounts payable resulting from higher production levels and increased accrued expenses due to higher pension liabilities and variable compensation.  The increases in payables and accrued expenses were partially offset by increases in accounts receivable and inventory due to significant increases in net sales.

            Cash from operations was also impacted by contributions to our pension plans of $23 million in the first quarter of 2004 compared to $16 million in 2003.

            Investing Activities.  Cash used in investing increased $3 million in the first quarter of 2004 compared to the same period last year.  The increase was primarily due to increased investment and advances to equity investees partially offset by lower capital spending and liquidations of marketable securities.

            Capital expenditures were lower in the first quarter of 2004, primarily due to timing.  We still expect capital expenditures to approximate $125 million to $135 million in 2004.

            Financing Activities.  Cash used in financing activities decreased $52 million in the first quarter of 2004 compared to the same period last year.  The strong improvement was primarily due to much lower spending on long-term debt payments and the proceeds of issuing common stock mainly due to the exercise of stock options, partially offset by lower short-term borrowings.  We paid $125 million in the first quarter of 2003 to meet the obligations of our 6.25% note that matured in March 2003.

            Cash and cash equivalents were $131 million at the end of the first quarter of 2004 compared to $108 million at the beginning of the year, or a net increase of $23 million. Cash and cash equivalents decreased $158 million in the first quarter of 2003, primarily from the payment of our $125 million 6.25% Notes that matured in March 2003.

Financial Covenants and Credit Rating

            A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in the first quarter of 2004 to impede our compliance with these covenants.

            Our current ratings and ratings outlook from each of the credit rating agencies are shown in the table below, and remain unchanged from those disclosed in our 2003 Form 10-K except for Standard and Poor's, which recently updated their rating outlook. Each of the ratings should be viewed independently of any other rating.

Credit Rating Agency	Senior LT Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Ba2	Non-Prime	Negative
Standard & Poor's	BB+	WR	Stable
Fitch	BB-	BB+	Negative

            We do not believe a further downgrade of our credit rating will have a material impact on our financial results, financial condition or access to sufficient liquidity. However, one of our goals is to regain an investment grade credit rating from the rating agencies. To achieve that goal, we have put significant management focus on increasing earnings, improving cash flow and reducing debt. A discussion of credit ratings and their impact on our financing arrangements follows.

Revolving Credit Facility

            In November 2002, we entered into a new revolving credit facility that replaced our prior revolving credit facility. The credit facility provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. The terms and conditions and financial covenants of the revolving credit facility are discussed in our 2003 Annual Report on Form 10-K under the "Liquidity and Capital Resources" section.

            As of March 28, 2004, there were no borrowings outstanding under the revolving credit facility, however, $142 million of letters of credit were outstanding, and we were in compliance with all of the covenants of that agreement.

Off Balance Sheet Financing

            Sale of Accounts Receivable

            In December 2000, we entered into our accounts receivable securitization program. Under the terms of this program, we were required to maintain a minimum investment grade credit rating in our long-term senior unsecured debt. As a result of the Moody's downgrade in April 2002, we renegotiated the terms of the securitization agreement and amended the requirement to maintain a minimum investment grade credit rating. The terms of the amendment provided for an increase in the interest rate and fees under the program of approximately $0.5 million annually at then current funding levels. As of December 31, 2003 and 2002, there were no proceeds outstanding under this program.

            In December 2003, this program expired and in January 2004, we entered into a similar agreement with a different financial institution for a three-year revolving accounts receivable program. Under the terms of the new agreement, we sell an interest in a designated pool of trade receivables to a new, wholly-owned special purpose subsidiary, Cummins Trade Receivables, LLC (CTR). The program is similar to our previous program except that the financial institution purchases an interest in the receivables directly rather than utilizing a commercial paper conduit. The maximum amount of trade receivables that can be sold and outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in the new agreement that require us to maintain a minimum investment credit rating, however the terms of the agreement contain the same financial covenants as those described above under our revolving credit facility.  The amount of receivables sold during the first quarter of 2004 was insignificant.

Financing Arrangements and Guarantees of Distributors, Residual Value Guarantees and Other Guarantees and Indemnifications

            U.S.  Distributors

            We have entered into an operating agreement with a financial institution that requires us to guarantee revolving loans, equipment term loans and leases, real property loans and letters of credit made by the financial institution to certain independent Cummins and Onan distributors in the United States, and to certain distributors in which we own an equity interest. Under the terms of the operating agreement, our guarantee of any particular financing is limited to the amount of the financing in excess of a particular distributor's "borrowing base." The "borrowing base" is equal to the amount that the distributor could borrow from the financial institution without Cummins guarantee.

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

            In January 2004, we issued letters of credit to the financial institution in the aggregate amount of $30 million, covering distributor borrowings in excess of their borrowing base. As a result, we are no longer subject to the credit ratings trigger contained in the operating agreement provided we maintain and annually renew this letter of credit.

            The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of March 28, 2004, we had $25 million of guarantees and $30 million of letters of credit outstanding under the operating agreement relating to distributor borrowings of $85 million.

            Residual Value Guarantees-Leased Equipment

As more fully discussed in Note 18 to the  Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K, we have various residual value guarantees on equipment leased under operating leases. The amounts of those guarantees at March 28, 2004, are summarized as follows:

$ Millions
Power Rent lease program	$ 104
Other residual guarantees	12
Total residual guarantees	$ 116

            Other Guarantees

            In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including non-U.S. distributor financing, guarantees of third party debt and other miscellaneous guarantees. The maximum potential loss related to these other guarantees is $21 million at March 28, 2004.

            Indemnifications

            Periodically, we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses.  These types of indemnifications are described in our 2003 Annual Report on Form 10-K.

Application of Critical Accounting Policies and Estimates

            A summary of our significant accounting policies is included in Note 1 of our Consolidated Financial Statements of our 2003 Annual Report on Form 10-K. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows.

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

               Critical accounting policies are those that may have a material impact on our Consolidated Financial Statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time estimates are made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth in our 2003 Annual Report on Form 10-K with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the estimation of liabilities for product coverage programs, accounting for income taxes and pension benefits and estimates under our PowerRent program.  A discussion of these critical accounting policies may be found in the "Management's Discussion and Analysis" section of our 2003 Annual Report on Form 10-K.  Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in different policies being reported in the first quarter of 2004.

Related Party Transactions

A discussion of the Company's related party transactions may be found in the "Management's Discussion & Analysis" section of the company's 2003 Annual Report on Form 10-K.  A discussion of the effect of the company's adoption of FIN 46R on the accounting for these transactions is presented in Note 2 to the Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Business Outlook

            Following three consecutive years of below-trend demand in our businesses, and with improved first quarter results, most economic indicators point toward strong improvement in Cummins performance for the remainder of 2004.  We expect North American heavy-duty truck sales and production to increase significantly as aging fleets begin to replace older equipment and demand for freight capacity improves, resulting in increased sales of our new emissions-mandated heavy-duty engines.  Our new emissions-equipped ISX and ISM engines have performed as expected and are being well received among fleet owners in the industry.

            Currently, we are estimating heavy-duty truck production in North America at approximately 30 percent higher than 2003 production levels, and 5 percent higher than our previous estimate in early March.  We also expect sales of our emissions-compliant midrange engines to the medium-duty truck and recreational vehicle markets to increase in 2004, as economic indicators for these markets historically correlate with those of the heavy-duty market. Currently, we estimate worldwide medium-duty truck demand to increase 12 percent in 2004.  In January 2004, we began supplying our re-engineered 5.9 liter turbo diesel engine to the 2004 1/2 model year Dodge Ram truck. This new truck model offers best in class 600 lb-ft of torque and 325 horsepower.  The launch of this popular vehicle resulted in strong engine sales volumes in the first quarter as demand for diesel-powered light vehicles continues to increase.  We expect this trend to continue throughout 2004 and currently estimate a record 140,000 shipments in 2004, up 10 percent from 2003 shipments.

            Most economic forecasts indicate 2004 will be the first year of recovery for non-residential construction spending following the domestic recovery.  With lower interest rates and higher commodity prices, we expect overall demand among equipment OEMs to increase, resulting in higher sales of our industrial engines, primarily in construction and mining applications.  Our Power Generation Business experienced peak demand for stationary and stand-by generator sets in 1999-2001, reflecting Y2K fears and other factors. As energy prices began to fall in 2001 and 2002 and the economy slowed, inventory levels in the market remained high resulting in excess capacity and pricing pressures. While we believe demand for power generation equipment has bottomed, and the 2003 Northeast blackout accelerated some capacity absorption, we now anticipate modest improvement for this business in 2004 with a more rapid recovery than our earlier estimate.  We experienced strong demand in the first quarter of 2004 from our consumer business as sales of recreational vehicles increased.  Our current estimate indicates sales growth of more than 10 percent higher than 2003 for the Power Generation Business.  We expect continued profitability from this segment based on benefits from restructuring actions and continued progress on cost reduction.

            In our Filtration and Other Business, we expect sales growth in 2004 to increase 15 percent above 2003 levels for all components of this business.  Our International Distributor Business, which is retail-oriented and comprised of 18 company-owned distributors and two joint ventures in key geographical markets, has historically demonstrated steady sales growth and stable profit margins. As the worldwide economy continues to improve and our engine population increases, we expect sales growth and profit margins to continue in this segment as we capitalize on a growing global customer base.

            As part of our long-term business strategy, we actively pursued and secured multiple international joint ventures and alliances to increase our market penetration through the manufacture of our engines and other products, streamlining our supply chain management and developing new technologies. In addition, we have made significant investments in some of our North American distributorships.  Our joint ventures and alliances generated $70 million of operating income in 2003, $22 million in 2002 and $10 million in 2001. We expect business growth in our joint ventures to continue in 2004, particularly in Asia, where we recently expanded capacity through our partnership that sells engines to the second largest truck manufacturer in China, our North American distributorships and our joint venture with Mercury Marine.

            We expect to generate sufficient cash from operations to fund our businesses, capital expenditures, research and development, pension funding, interest and dividend payments in 2004. We have available various short and long-term credit arrangements, which are discussed above and disclosed in our 2003 Annual Report on Form 10-K under Note 8 "Borrowing Arrangements" of our Consolidated Financial Statements. These credit arrangements and other programs, such as our accounts receivable program, provide us with the financial flexibility to satisfy future short-term funding requirements and projected working capital requirements when needed. With the exception of payments required under our operating lease agreements, principal and interest payments on notes issued by a consolidated VIE and our pension funding commitments, there are no major fixed cash payment obligations occurring until March 2005 when our 6.45% Notes with principal amount of $225 million mature. We expect to repay or refinance all or a part of the principal amount of these Notes at their maturity date. Based on projected cash flows from operations and existing credit facilities, we believe we will have sufficient liquidity in 2004 to meet anticipated capital, pension, and dividend funding requirements and to reduce our debt obligations.

Recently Adopted Accounting Pronouncements

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (FIN 46). In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R).  In 2003, we adopted the provisions of FIN 46R as it related to certain entities previously considered to be Special Purpose Entities (SPEs) under GAAP and for new entities created on or after February 1, 2003 (see Note 2 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K).  The remaining provisions of FIN 46 were adopted as of March 28, 2004, resulting in the consolidation of three joint ventures previously accounted for under the equity method (See Note 2 to the Consolidated Financial Statements).

            In January 2004, the FASB issued FASB Staff Position No. FAS 106-1 , "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP106-1) in response to a new law regarding prescription drug benefits under Medicare providing a federal subsidy to certain sponsors of retiree health care benefit plans.  Currently, SFAS 106, "Accounting for Postretirement Benefits Other Than Pensions," requires that changes in relevant law be considered in current measurement of postretirement benefit costs.  We are evaluating the impact of the new law and will defer its recognition, as permitted by FSP 106-1, until authoritative guidance is issued.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial risk resulting from changes in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial (derivative) instruments including price swaps, forward contracts and interest rate swaps. As clearly stated in our policies and procedures, financial instruments are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes. Our hedging transactions are entered into with banking institutions that have strong credit ratings, and thus the credit risk associated with these transactions is not considered significant. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis. Note 13 to the Consolidated Financial Statements and Item 7A in our 2003 Annual Report on Form 10-K contain further information regarding our disclosure about market risk.  There have been no material changes in this information since the filing of our 2003 Annual Report on Form 10-K.

Disclosure Regarding Forward Looking Statements

            This quarterly report contains certain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words, such as "anticipates," "intends," "plans," "believes," "seeks," "estimates" or similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward looking statements include the following:

  price and product competition by foreign and domestic competitors, including new entrants;

  rapid technological developments of diesel engines;

  the ability to continue to introduce competitive new products in a timely, cost-effective basis;

  the sales mix of products;

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

ITEM 4.  Controls and Procedures

a.)  Evaluation of disclosure controls and procedures

            We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) that are designed to provide reasonable assurance that material information related to Cummins Inc., including our consolidated subsidiaries, is made known to our Disclosure Review Committee, including our Chief Executive Officer ("CEO") and our Chief Financial Officer ("CFO") on a regular basis.  Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process.

            We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our senior management, including our CEO and our CFO as of March 28, 2004.  The results of this evaluation were presented to the Audit Committee of the Board of Directors. Based upon that evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in Cummins Inc.'s disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by Cummins in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

b)  Changes in internal controls

            As of March 28, 2004, there have been no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that materially affected, or are reasonably likely to affect such internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We have also been identified as a potentially responsible party (PRP) at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our 2003 Annual Report on Form 10-K under "Environmental Compliance-Other Environmental Statutes and Regulations."  We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings.  While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.  The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 19, "Contingencies, Guarantees and Indemnifications" of the Notes to the Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K. There has been no material change in this information since the filing of our 2003 Annual Report on Form 10-K.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            The following information is provided pursuant to Item 703 of Regulation S-K:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	18,687	$ 52.56	n/a	94,398
February	3,041	51.78	n/a	86,567
March	10,937	54.84	n/a	81,530
Total	32,665	$ 53.25

These shares were repurchased from employees in connection with the Company's Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock of the Company on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be re-financed after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold, must wait six months before another share purchase may be made.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of security holders on April 6, 2004, at which security holders voted on the following management proposals:

Proposal 1:  Election of seven directors for the ensuing year.

Results of the voting in connection with the election of directors were as follows:

Director	For	Withheld
Robert J. Darnall	35,651,832	2,295,133
John M. Deutch	32,736,940	5,210,025
Alexis M. Herman	36,526,567	1,420,397
William I. Miller	35,695,840	2,251,125
William D. Ruckelshaus	35,639,987	2,306,977
Theodore M. Solso	35,769,024	2,177,941
J. Lawrence Wilson	35,605,736	2,341,228

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

Proposal 2:  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the year 2004:

            Results of the voting to ratify the appointment of PricewaterhouseCoopers were as follows:

For	Against	Abstain	Broker Non-Votes
36,989,691	696,308	260,965	0

ITEM 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

31(a)  Quarterly Certification of the Chief Executive Officer pursuant to Section 302 of  Sarbanes-Oxley Act of 2002

31(b)  Quarterly Certification of the Chief Financial Officer pursuant to Section 302 of  Sarbanes-Oxley Act of 2002

32  Quarterly Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)  Reports on Form 8-K

            On January 28, 2004, we furnished a Current Report on Form 8-K under Item 7 and Item 12 containing our press release announcing financial results for the fourth quarter and year ended December 31, 2003.

            On February 13, 2004, we furnished a Current Report on Form 8-K/A under Item 7 and Item 12 amending the Form 8-K filed on January 28, 2004.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/Jean S. Blackwell Vice President Chief Financial Officer and Chief of Staff (Principal Financial Officer)	By:	/s/Susan K. Carter Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: May 5, 2004

Table of Contents