Form 10-Q
period 2004-06-27
CUMMINS INC
filed 2004-08-03
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2004

 Commission File Number 1-4949

CUMMINS INC.

(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35‑0257090 (IRS Employer Identification No.)

500 Jackson Street Box 3005 Columbus, Indiana 47202-3005 (Address of principal executive offices)

Telephone (812) 377-5000 (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes o  No X

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b‑2 of the Exchange Act). Yes X  No o

            As of June 27, 2004, there were 44.3 million shares of $2.50 par value per share common stock outstanding.

CUMMINS INC. AND CONSOLIDATED SUBDIARIES
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2004

PART 1.  FINANCIAL INFORMATION

   Item 1. Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
$ Millions, except per share amounts (unaudited)	2004	2003	2004	2003

Net sales (includes related party sales of $183, $239, $369 and $427, respectively)	$ 2,124	$ 1,539	$ 3,895	$ 2,926
Cost of goods sold (includes related party purchases of $39, $145, $190 and $277, respectively)	1,696	1,263	3,122	2,432
Gross margin	428	276	773	494
Expenses and other income:
Selling and administrative expenses	251	200	474	395
Research and engineering expenses	59	50	115	97
Equity, royalty and other income from investees (Note 4)	(29)	(17)	(47)	(24)
Interest expense	27	20	54	40
Other (income) expense, net (Note 9)	(1)	(3)	5	(10)
Earnings (loss) before income taxes, minority interest, and dividends on preferred securities	121	26	172	(4)
Provision (benefit) for income taxes	34	5	48	(4)
Minority interest in earnings of consolidated subsidiaries	5	2	9	6
Dividends on preferred securities of subsidiary trust	-	5	-	11
Net earnings (loss)	$ 82	$ 14	$ 115	$ (17)

Earnings (loss) Per Share (Note 11):
Basic	$ 1.97	$ .34	$ 2.80	$ (.45)
Diluted	$ 1.76	$ .34	$ 2.53	$ (.45)

Cash dividends declared per share	$ .30	$ .30	$ .60	$ .60

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(Unaudited)	June 27,	December 31*,
$ Millions	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$ 322	$ 108
Marketable securities	86	87
Receivables, net	1,099	772
Receivables from related parties	101	157
Inventories (Note 3)	936	733
Other current assets	287	273
Total current assets	2,831	2,130
Long-term assets:
Property, plant and equipment, net of accumulated depreciation of
$2,137 and $1,774	1,580	1,347
Investments in and advances to equity investees (Note 4)	250	339
Goodwill	353	344
Other intangible assets, net	87	92
Deferred income taxes	663	663
Other assets	197	211
Total assets	$ 5,961	$ 5,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable	$ 41	$ 28
Current maturities of long-term debt	257	21
Accounts payable	849	557
Accrued product coverage and marketing expenses (Note 5)	294	246
Other accrued expenses	614	539
Total current liabilities	2,055	1,391
Long-term liabilities:
Long-term debt (Note 6)	1,299	1,380
Pensions (Note 7)	446	446
Postretirement benefits other than pensions (Note 7)	565	577
Other long-term liabilities	285	260
Total liabilities	4,650	4,054
Commitments and contingencies (Note 8)
Minority interests	185	123
Shareholders' equity:
Common stock, $2.50 par value, 150 million shares authorized
48.2 and 48.3 million shares issued	121	121
Additional contributed capital	1,134	1,113
Retained earnings	658	569
Accumulated other comprehensive loss (Note 10)
Minimum pension liability	(435)	(434)
Other components, net	(66)	(58)
Common stock in treasury, at cost, 3.9 and 5.6 million shares	(157)	(225)
Common stock held in trust for employee benefit plans,
2.2 and 2.3 million shares	(108)	(113)
Unearned compensation	(21)	(24)
Total shareholders' equity	1,126	949
Total liabilities and shareholders' equity	$ 5,961	$ 5,126

 * Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
	June 27,	June 29,
$ Millions (unaudited)	2004	2003
Cash flows from operating activities
Net earnings (loss)	$ 115	$ (17)
Adjustments to reconcile net earnings (loss) to net
cash flows provided by (used in) operating activities:
Depreciation and amortization	128	109
Dividends over (under) equity in earnings of investees	4	(15)
Minority interest in earnings of consolidated subsidiaries	9	6
Stock-based compensation expense	7	1
Tax benefit on stock options exercised	10	-
Amortization of gain on terminated interest rate swaps	(3)	(3)
Translation and hedging activities	(8)	-
Changes in assets and liabilities:
Receivables	(239)	(89)
Proceeds from sale of receivables	-	5
Inventories	(148)	(71)
Accounts payable	257	84
Accrued expenses	108	(48)
Other	12	1
Net cash provided by (used in) operating activities	252	(37)

Cash flows from investing activities
Capital expenditures	(37)	(43)
Investments in internal use software	(16)	(13)
Proceeds from disposals of property, plant and equipment	5	5
Investments in and advances (to) from equity investees	(21)	15
Acquisition of businesses, net of cash acquired	(18)	-
Investments in marketable securities - acquisitions	(72)	(55)
Investments in marketable securities - dispositions	80	65
Other	1	-
Net cash used in investing activities	(78)	(26)
Cash flows from financing activities
Proceeds from borrowings	19	10
Payments on borrowings and capital leases	(37)	(125)
Net borrowings under short-term credit agreements	15	46
Dividend payments on common stock	(26)	(25)
Proceeds from issuance of common stock	72	-
Distributions to minority shareholders	-	(8)
Other	(2)	(3)
Net cash provided by (used in) financing activities	41	(105)
Effect of exchange rate changes on cash and cash equivalents	(1)	3

Net increase (decrease) in cash and cash equivalents	214	(165)
Cash and cash equivalents at beginning of the period	108	224
Cash and cash equivalents at end of the period	$ 322	$ 59
Cash payments for the six months ended:
Interest	$ 54	$ 43
Income taxes	35	26

 The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

               General

Cummins Inc. ("Cummins," "the Company," "we," "our," or "us") is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems.  We have prepared our Consolidated Financial Statements for the three-month and six-month interim periods ended June 27, 2004 and June 29, 2003, in conformity with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations.  Each three-month and six-month interim period contains 13 weeks and 26 weeks, respectively.

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

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred.  The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as "Selling and administrative expenses" in our Consolidated Statements of Earnings.  For the three-months ended June 27, 2004 and June 29, 2003, these costs were approximately $31 million and $23 million, respectively.  For the six months ended June 27, 2004 and June 29, 2003, these costs were approximately $57 million and $42 million, respectively.

Employee Stock Plans

We changed our method of accounting on January 1, 2003, for stock-based employee awards to the fair value method preferred by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). We made this change on a prospective basis only for option grants or other stock awards made on or after January 1, 2003.  For awards granted prior to January 1, 2003, we follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as allowed under SFAS 123.  Under APB 25, we did not record compensation expense upon the issuance of stock options because the exercise price of stock options granted equaled the market price of the common stock on the grant date.  The pro forma compensation expense for stock awards granted prior to January 1, 2003, using the fair market value approach was not significant for the three-months and six-months ended June 27, 2004 and June 29, 2003.

Note 2.  Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (FIN 46). In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R).  FIN 46R provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs), including entities commonly referred to as SPEs.  FIN 46R requires us to consolidate certain VIEs if we are deemed to be the primary beneficiary, defined in FIN 46R, as the entity that absorbs a majority of the VIEs expected losses, receives a majority of the entity's expected residual returns, or both.   We adopted FIN 46R as of December 31, 2003, for entities previously considered to be SPEs under GAAP and for new entities created on or after February 1, 2003.  The adoption of FIN 46R in 2003 required us to consolidate a VIE that was previously unconsolidated and to deconsolidate a VIE that was previously consolidated in our Consolidated Financial Statements. The impact of adopting FIN 46R as of December 31, 2003 was discussed in Note 2 to the Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K.

In addition to the VIEs discussed in Note 2 of our Annual Report on Form 10-K, we have variable interests in other businesses including businesses accounted for under the equity method of accounting and certain North American distributors that are deemed VIEs and are subject to the provisions of FIN 46R.  We adopted FIN 46R for these entities as of March 28, 2004.  The adoption of those FIN 46R provisions in 2004 required us to consolidate the assets and liabilities of three entities that were previously included in our Consolidated Balance Sheets as "Investments in and advances to equity investees."  First quarter results for these entities are reflected as "Equity, royalty and other income from investees" in our Consolidated Statements of Earnings.

Two of the three VIEs that were consolidated, Consolidated Diesel Corporation (CDC) and Cummins Komatsu Engine Corporation (CKEC), are engine manufacturing entities jointly owned and operated by us and our equity partners.  We were deemed the primary beneficiary of these VIEs due to the pricing arrangements of purchases and the substantial volume of purchases we made from these VIEs.  Our arrangements with CDC are more fully described in Note 5 to the Consolidated Financial Statements of our 2003 Annual Report on Form 10-K.  As of June 27, 2004, CDC has approximately $85 million of debt which is collateralized by substantially all of its inventory and fixed assets with a current book value of $24 million and $186 million, respectively.  CKEC has approximately $6 million of unsecured debt, which is due the other equity partner.  Creditors of these entities have no recourse to the general credit of Cummins.

The other VIE that was consolidated was AVK/SEG, a German holding company that directly owned shares of AVK and SEG and was jointly owned by Cummins (50 percent) and other equity partners.  AVK manufactures alternators and SEG manufactures power electronic components.  We were deemed the primary beneficiary of this VIE due to the existence of a call/guarantee arrangement on an additional 13 percent ownership interest in the entity and our guarantee on portions of the entity's subordinated debt.  During the second quarter, AVK/SEG was liquidated and its shares in AVK and SEG were distributed directly to Cummins and the other equity partners.  As a result of the liquidation, Cummins owns 100 percent of AVK and 25 percent of SEG.  This transaction was accounted for as an acquisition of a minority interest in AVK (via a non-monetary exchange of shares) and was recorded at fair value, resulting in a nominal gain (less than $1 million after-tax).  SEG continues to be consolidated under FIN 46R due to the existence of the call/guarantee arrangement discussed above and loans provided by Cummins to SEG.  An agreement with the other equity holder of SEG could cause our ownership interest in SEG to change in the future based upon the timing of SEG's repayment of certain intercompany loans to us.  As a result, we could either (1) increase our ownership percentage to obtain voting control of  SEG or (2) reduce our ownership percentage to such a level that could result in the deconsolidation of SEG.  Included in our June 27, 2004, Consolidated Balance Sheets is approximately $13 million of SEG debt of which $7 million is collateralized by assets with a current book value of $9 million.   Creditors of SEG have no recourse to the general credit of Cummins.

In April 2004, Cummins Eastern Canada (CEC), a distributor previously accounted for under the equity method, acquired another Cummins distributor in Canada.  The acquisition price of the distributor was $18.8 million, which was funded by the addition of $15 million of debt and an additional $3.8 million equity investment by Cummins.  The additional equity contributed by Cummins increased our ownership percentage in CEC to 67 percent (50 percent prior to the acquisition.)  At the same time, we reached an agreement to sell a 16 percent ownership interest in CEC to another equity holder.  This sale, which is expected to occur in the third quarter, will reduce our ownership in CEC to 51 percent.  We agreed to accept a note from the equity holder for its purchase of the 16 percent ownership interest.  The note will be repaid from distributions of future CEC earnings.  We also agreed with the other shareholders to maintain our voting interest at 50 percent.  CEC is consolidated in our second quarter Consolidated Financial Statements due to our current 67 percent economic interest.  Although we will not have management or voting control over CEC after the sale of the 16 percent interest is completed, CEC will continue to be consolidated in our financial statements under FIN 46R due to our 51 percent ownership interest and deemed interest of 16 percent resulting from our financing of the  other equity holder's purchase.  As of June 27, 2004, CEC has approximately $26.3 million of debt which is collateralized by various current and fixed assets with a current book value of $56.3 million.   Creditors of CEC have no recourse to the general credit of Cummins.

Results of these entities for the second quarter ending June 27, 2004 are consolidated in our Consolidated Statements of Earnings and a significant amount of their sales are eliminated in consolidation.  The table below shows the increase in our assets and liabilities from consolidating these entities after eliminating intercompany items as of June 27, 2004.

$ Millions	Increase
Current assets	$ 141
Long-term assets, excluding goodwill	144
Goodwill	11
Current liabilities, excluding debt	126
Short-term and long-term debt	130

We also have variable interests in certain of our North American distributors that were deemed to be VIEs in accordance with FIN 46R, but we were not deemed to be the primary beneficiary since we do not absorb a majority of the entities' expected losses.  Our ownership percentage in these entities ranges from zero percent to 50 percent.  For two of the entities, our equity ownership represents our only variable interest in the entity and thus we would not be deemed the primary beneficiary.  For the two entities where we also guarantee a portion of the entities' debt, our ownership percentage does not exceed 30 percent and the combination of our equity ownership, debt guarantees and other variable interests does not result in Cummins being considered the primary beneficiary.

The principal business of the distributors is to sell Cummins engines and related service parts as well as provide repair and maintenance services on engines, including warranty repairs.  Our maximum potential loss related to these four distributors consisted of our ownership interest in three of the distributors totaling $9 million as of June 27, 2004, and our guarantee of the debt of two distributors totaling $15 million as of June 27, 2004.  Our involvement with these distributors as equity holders began in 2002 (two distributors) and 2003 (one distributor).  Our debt guarantees have been in place since 1987 and 2001, respectively.  Selected financial information for these distributors as of and for the year ended December 31, 2003, is as follows:

$ Millions
Total assets	$ 210
Total liabilities, excluding debt	62
Total debt	118
Revenues	461
Net earnings	12

Note 3.  Inventories

Our inventories at interim reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure nor do our accounting systems provide a meaningful segregation between raw materials and work-in-process.   Inventories were as follows at:

	June 27,	December 31,
$ Millions	2004	2003
Finished products	$ 493	$ 431
Work-in-process and raw materials	499	359
Inventories at FIFO cost	992	790
Excess of FIFO valuation over LIFO	(56)	(57)
	$ 936	$ 733

Note 4.  Investments in Equity Investees

SEC regulations require that summarized financial information about unconsolidated subsidiaries and 50 percent or less owned equity investees be included in the footnotes to our Consolidated Financial Statements if, in the aggregate, they meet certain tests of a significant subsidiary. Dongfeng Cummins Engine Company Limited ("DCEC") is a 50 percent-owned unconsolidated subsidiary accounted for under the equity method of accounting that meets the test of a significant subsidiary.  DCEC financial results are reported one month in arrears of our normal reporting structure.

Summary financial information for DCEC was as follows:

	Three Months Ended		Six Months Ended
	May 23,	May 25,	May 23,	May 25,
$ Millions	2004	2003	2004	2003
Net sales	$ 234	$ 100	$ 323	$ 121
Gross margin	45	19	65	22
Net earnings	32	15	48	17
Cummins share of net earnings	$ 16	$ 7	$ 24	$ 8

Current assets	$ 236	$ 125
Noncurrent assets	77	77
Current liabilities	194	91
Noncurrent liabilities	-	-
Net assets	$ 119	$ 111
Cummins share of net assets	$ 58	$ 45

Note 5.  Accrued Product Coverage and Product Liability

Product Coverage

We charge the estimated costs of product coverage programs, other than product recalls, to earnings at the time products are shipped to customers. We use historical experience of product coverage programs to estimate the remaining liability for various product coverage programs. The estimated liability for product recalls is recorded when the recall program is announced due to the uncertainty surrounding the nature and frequency of such programs.  We review and assess the liability for all product coverage programs each quarter.

Below is a summary of the activity in our product coverage liability account for the six-month periods ended:

	June 27,	June 29,
$ Millions	2004	2003
Beginning balance	$ 358	$ 318
Provision for warranties issued	126	85
Payments	(83)	(92)
Changes in estimates for pre-existing warranties	21	20
Ending balance	$ 422	$ 331

                Product Liability

From time to time, we issue indemnifications to our customers and joint venture partners which indicate that we will indemnify them against any loss suffered as a result of a defective product we have sold them. In addition, periodically, we enter into license agreements or joint venture agreements where we license a patent, trademark or other similar intangible asset and agree to indemnify the licensee against any losses suffered should the patent, trademark or intangible asset infringe upon a third party asset. We provide reserves for these exposures when it is probable that we have suffered a loss and the loss is reasonably estimable. Below is a summary of the activity in our product liability accrual for the six-month reporting periods ended:

	June 27,	June 29,
$ Millions	2004	2003
Beginning balance	$ 16	$ 11
Provision	1	-
Payments	(9)	-
Changes in estimates	(3)	-
Ending balance	$ 5	$ 11

Note 6.  Borrowing Arrangements

As discussed in Note 2, our total debt includes $130 million as of June 27, 2004, related to the consolidation of four joint ventures under FIN 46R.  Included in this amount is an $85 million term loan at CDC with a financial institution.  The loan is due in annual installments, with a final payment due in 2008.  Interest is payable semi-annually at a rate of 6.92 percent.  The note is collateralized by substantially all of CDC's inventory and fixed assets with a current book value of $24 million and $186 million, respectively, as of June 27, 2004.

In June 2004, we amended the master lease agreement relating to a portion of our PowerRent rental fleet that is described in Note 18, "Leases", of our Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.  The amendment requires us to retain full residual risk on equipment value at the end of the lease.  In addition, we were able to negotiate flexibility with regard to the geographic deployment of leased equipment in countries other than the U.S.  As a result of the amendment, the leases were classified as capital leases as of June 27, 2004.  The financial impact of this transaction increased our property, plant and equipment by $52 million (net of $5 million of deferred gains associated with the original sale-leaseback of the units to the lessor), our current maturities of long-term debt by $9 million and our long-term debt by $48 million.  The equipment will be depreciated over its estimated useful life.  We do not expect the reclassification of the leases to have a material impact on net earnings.

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

On January 1, 2004, we merged eleven defined benefit pension plans into a single plan.  The merger did not have a  material impact to our results of operations, financial position or cash flows.

Our other postretirement benefit plans provide various health care and life insurance benefits to eligible employees who retire and satisfy certain age and service requirements and their dependents. The plans are contributory and contain cost-sharing features such as deductibles, coinsurance and spousal contributions. Company contributions are limited by formulas in each plan.  Retiree contributions for health care benefits are adjusted annually and we reserve the right to change benefits covered under these plans. There were no plan assets for the postretirement benefit plans as our policy is to fund benefits and expenses for these plans as claims and premiums are incurred. Plan liabilities are determined based on a November 30 measurement date.

Effective December 31, 2003, we adopted Statement of Financial Accounting Standard No. 132 "Employers Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132R).  This standard requires the disclosure of components of net periodic benefit costs recognized during interim periods.

The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:

	Pension		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
$ Millions	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service cost	$ 15	$ 11	$ 1	$ 1
Interest cost	40	36	11	11
Expected return on plan assets	(44)	(39)	-	-
Amortization of prior service cost (credit)	3	3	(1)	-
Amortization of actuarial losses	9	4	2	-
Other	1	-	-	-
Net periodic benefit cost	$ 24	$ 15	$ 13	$ 12

	Pension		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
$ Millions	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Service cost	$ 29	$ 23	$ 2	$ 2
Interest cost	78	72	22	22
Expected return on plan assets	(86)	(78)	-	-
Amortization of prior service cost (credit)	6	6	(2)	-
Amortization of actuarial losses	17	8	3	-
Other	2	(1)	-	-
Net periodic benefit cost	$ 46	$ 30	$ 25	$ 24

During the second quarter and first six-months of 2004, we contributed approximately $30 million and $53 million, respectively, to our pension plans and paid $ 6 million and $14 million, respectively, of postretirement benefits.  We presently anticipate contributing an additional $75 to $85 million to our pension plans and paying an additional $45 to $50 million in claims and premiums for postretirement benefits during the remainder of 2004.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

In May 2004, the FASB issued FASB Staff Position No. 106-2 , "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare  providing a federal subsidy to certain sponsors of retiree health care benefit plans.  This FSP requires that the effects of the subsidy be accounted for currently as an actuarial experience gain to be recognized over the average remaining service lives of the plan participants and allows for several alternative choices for implementation.  As a result, we may be required to remeasure our liability associated with our post-retirement medical plans as of December 31, 2003 or May 31, 2004, unless the effects of the plan are deemed not material, in which case we can delay accounting for the effects of the subsidy until our next regularly scheduled measurement date (November 30, 2004).  The effects of an earlier remeasurement (if any) will be reflected in our financial statements beginning June 28, 2004 (the beginning of our fiscal third quarter).  Due to cost caps in place under many of our plans, we currently do not expect the effects of the subsidy to have a significant effect on our post-retirement medical liability.  As a result, we expect to defer accounting for the subsidy until our next regularly scheduled measurement date (November 30, 2004).  However, we are still in the process of completing our evaluation and will make a final determination in the third quarter.

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

In May 2004, the EPA certified our QSM heavy-duty industrial engine to the standards that become effective January 1, 2005 under the provisions of the consent decree discussed above.  We believe we are on schedule to meet the requirements to pull forward the reduction of emissions levels of our other off-highway engines in the 300 to 750 horsepower range as well.  The standards were established in a consent decree that we entered into with the EPA, the U.S. Department of Justice and the CARB in October 1998 along with other diesel engine manufacturers.  We believe meeting this requirement has been facilitated by our development work for the on-highway heavy-duty and medium-duty engines.

We believe we are on schedule to meet the requirements to pull forward the reduction of emissions levels for off-highway engines of 300 to 750 horsepower that become effective under the consent decree on January 1, 2005.  The standards were established in a consent decree that we entered into with the EPA, the U.S. Department of Justice and the CARB in October 1998 along with other diesel engine manufacturers.  We believe meeting this requirement has been facilitated by our development work for the on-highway heavy-duty and medium-duty engines.

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

The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of June 27, 2004, we had $25 million of guarantees and $25 million of letters of credit outstanding under the operating agreement relating to distributor borrowings of $86 million.

Residual Value Guarantees

As more fully discussed in our 2003 Annual Report on Form 10-K, we have various residual value guarantees on equipment leased under operating leases.  The amounts of those guarantees at June 27, 2004, are summarized as follows:

$Millions
Power rent lease program	$ 49
Other residual guarantees	12
Total residual guarantees	$ 61

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including non-U.S. distributor financing, guarantees of third party debt and other miscellaneous guarantees. The maximum potential loss related to these other guarantees is $21 million at June 27, 2004.

Note 9.  Other (Income) Expense, net

                The major components of other (income) expense included in the Consolidated Statements of Earnings are shown below:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
$ Millions	2004	2003	2004	2003
Operating (income) expense:
Foreign currency (gains) losses	-	1	3	(1)
Royalty income	(3)	(1)	(7)	(2)
Write down of equity investment	-	-	5	-
Write down of long-term assets	6	-	7	-
Other, net	1	(1)	1	(1)
Total operating (income) expense	4	(1)	9	(4)
Non-operating (income) expense:
Interest income	(2)	(3)	(5)	(6)
Gain on sale of marketable securities	(4)	-	(4)	-
Bank charges	3	2	5	5
Other, net	(2)	(1)	-	(5)
Total non-operating (income)	(5)	(2)	(4)	(6)
Total other (income) expense, net	(1)	(3)	5	(10)

Note 10.  Comprehensive Earnings

A reconciliation of our net earnings (loss) to comprehensive earnings was as follows:

	Three Months Ended	Six Months Ended
	June 27	June 29	June 27	June 29,
$ Millions	2004	2003	2004	2003

Net earnings (loss)	$ 82	$ 14	$ 115	$ (17)
Other comprehensive earnings (loss), net of tax
Unrealized gain (loss) on securities	(4)	1	(4)	1
Unrealized gain (loss) on derivatives	(1)	3	-	(1)
Foreign currency translation adjustments	(11)	36	(5)	39
Comprehensive earnings	$ 66	$ 54	$ 106	$ 22

Note 11.  Earnings (Loss) Per Share

We calculate basic earnings per share (EPS) of common stock by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if options or securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.  We exclude shares of common stock held by our Retirement Savings Plan in the Employee Benefits Trust from the calculation of the weighted-average common shares outstanding until those shares are distributed from the Trust.  Following is a reconciliation of net earnings (loss) and weighted average common shares outstanding for purposes of calculating basic and diluted net earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
$ Millions, except per share amounts	2004	2003	2004	2003

Net earnings (loss) for basic EPS:	$ 82.4	$ 13.4	$ 115.3	$ (17.4)
Diluted effect of preferred securities dividends, net of tax	3.3	-	6.5	-
Net earnings (loss) for diluted EPS	$ 85.7	$ 13.4	$ 121.8	$ (17.4)

Weighted average shares outstanding:
Basic EPS	41.8	39.0	41.2	39.0
Dilutive effect of stock compensation awards	0.7	-	0.6	-
Dilutive effect of preferred securities conversion	6.3	-	6.3	-
Diluted EPS	48.8	39.0	48.1	39.0

Net earnings (loss) per share:
Basic	$ 1.97	$ .34	$ 2.80	$ (0.45)
Diluted	$ 1.76	$ .34	$ 2.53	$ (0.45)

The weighted average diluted common shares outstanding at June 27, 2004 and June 29, 2003, excludes the effect of approximately 0.1 million and 4.9 million common stock options respectively, since such options have an exercise price in excess of the average market value of Cummins common stock for those quarters.

The weighted average diluted common shares outstanding for the three-months and six-months ended June 29, 2003, exclude the effect of 6.3 million shares attributable to the conversion of our Preferred Securities of Subsidiary Trust since the impact would have been anitdilutive.

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

Prior to January 1, 2004, intersegment transfers between the Engine segment and the Power Generation segment and between the Filtration and Other segment and the Engine segment were reported at cost and the transferor segment did not report a sale.  Beginning January 1, 2004, this intersegment activity is reflected in the sales and unit shipments of the transferor segments at a market-based transfer price discounted for certain items; further, certain intersegment cost allocations to the transferor segments have been eliminated.  We believe this change allows our segment management to focus on those pricing decisions and cost structuring actions that are within their control.  As a result of the change, second quarter and first half 2004 Engine sales increased $128 million and $217 million, respectively, Filtration and Other sales increased $53 million and $100 million, respectively, Power Generation sales decreased $8 million and $17 million, respectively, and sales eliminations increased $172 million and $299 million, respectively.  In addition, certain engines made by the Engine segment and sold to International Distributors through Power Generation were previously recorded as sales to Power Generation; however under the new methodology Power Generation records a sales commission.  The net impact of this change did not have a material effect on segment EBIT for any of our segments.  Due to impracticability, segment results for the prior year periods have not been restated for this change.

We use segment EBIT (defined as earnings (loss) before interest, taxes, minority interests, preferred dividends and cumulative effects of change in accounting principles) as the primary basis for our CODM to evaluate the performance of each operating segment. Segment amounts exclude certain expenses not specifically identifiable to segments.

The accounting policies of our operating segments are the same as those applied in the Consolidated Financial Statements. We prepared the financial information of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, minimum pension liabilities or income taxes to individual segments.  Our definition of segment EBIT may not be consistent with measures used by other companies.

A summary of operating results and net assets by segment for the three and six-month periods are shown below:

$ Millions	Engine	Power Generation	Filtration and Other	International Distributor	Eliminations	Total
Three months ended June 27, 2004
Net sales	$ 1,393	$ 468	$ 369	$ 220	$ (326)	$ 2,124
Segment EBIT	91	19	24	14	-	148
Net assets	1,196	596	767	189	-	2,748
Three months ended June 29, 2003
Net sales	$ 889	$ 307	$ 265	$ 169	$ (91)	$ 1,539
Segment EBIT	24	(15)	25	12	-	46
Net assets	850	465	664	177	-	2,156
Six months ended June 27, 2004
Net sales	$ 2,532	$ 837	$ 716	$ 391	$ (581)	$ 3,895
Segment EBIT	131	25	48	22	-	226
Six months ended June 29, 2003
Net sales	$ 1,705	$ 574	$ 519	$ 305	$ (177)	$ 2,926
Segment EBIT	2	(29)	45	18	-	36

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
$ Millions	June 27,	June 29,	June 27,	June 29,
	2004	2003	2004	2003
Segment EBIT	$ 148	$ 46	$ 226	$ 36
Interest expense	27	20	54	40
Provision (benefit) for income taxes	34	5	48	(4)
Minority interest in earnings of consolidated subsidiaries	5	2	9	6
Dividends on preferred securities of subsidiary trust	-	5	-	11
Net earnings (loss)	$ 82	$ 14	$ 115	$ (17)

Net assets for operating segments	$ 2,748	$ 2,156
Liabilities deducted in arriving at net assets	2,986	2,506
Minimum pension liability excluded from net assets	(698)	(624)
Deferred tax assets not allocated to segments	855	821
Debt-related costs not allocated to segments	70	26
Total assets	$ 5,961	$ 4,885

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of the interim financial results, liquidity and  capital resources, financial covenants and credit ratings, off balance sheet arrangements, financial guarantees, critical accounting policies and other key items related to our business and performance. Our objective is to provide investors and readers with an understanding of the key variables and other qualitative and quantitative factors that are unique to our business and that management focuses on in evaluating and measuring our financial performance and financial condition. We will discuss and analyze significant known trends, demands, commitments, events and uncertainties that we believe are important to an understanding of our business. In addition, we will provide a quarter-over-quarter discussion and analysis of our consolidated operating results and a similar discussion of our business segment results and sales to geographic markets. This section should be read in conjunction with our Consolidated Financial Statements and related notes in the "Financial Statements" section of our 2003 Annual Report on Form 10-K.  As discussed below under Business Segment Results and in Note 12 to the Consolidated Financial Statements, all second quarter and first half 2004 intersegment activity reflects a change to market-based transfer pricing effective January 1, 2004.  Due to impracticability, Business Segment results for the prior year periods have not been restated for this change.  All references to per share amounts are diluted per share amounts. Certain prior year amounts included in this section have been reclassified to conform to the current year presentation. At the end of this section, we have also provided a business outlook.

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

In the second quarter of 2004, our earnings were $82 million, or $1.76 per share, on sales of $2.124 billion, compared to net earnings of $14 million, or $0.34 per share, on sales of $1.539 billion in the second quarter of 2003.  The improvement in earnings in the second quarter of 2004 compared to the prior year quarter was primarily achieved by the performance of our Engine Business and Power Generation Business which experienced increased demand across nearly all automotive and industrial markets, with particularly strong demand in the North American heavy-duty truck market.  Sales in the second quarter of 2004 also increased in each of our other business units compared to the second quarter of 2003 reflecting substantial improvement in demand and business conditions.

We now have over 56,000 EPA-certified heavy-duty engines in service that have accumulated over 3.6 billion miles of experience.  These new engines have continued to perform well for our customers and our share of the North American heavy-duty truck market has increased from 21.5 percent to 26.9 percent through June 2004, based upon data published by an independent market research firm.  This is the highest market share Cummins has experienced since 1999.  We believe this improvement demonstrates the continued confidence our customers have in the technology, performance and reliability of our engines.

Our Power Generation Business has been adversely affected by excess inventory in the market coupled with extreme pricing pressure and low volumes during the past two years.  During the second quarter and first half of 2004, progress in the economic recovery, particularly internationally, resulted in solid growth in the commercial markets with increased demand for mid-sized and large generator sets providing improved performance in this business segment.

Our Filtration and Other Business achieved significant sales growth in the second quarter of 2004, primarily in North America, and our International Distributor Business reported record sales with increased revenue in nearly all of its distributor locations.  Earnings of our joint ventures and alliances also increased significantly in the second quarter of 2004 compared to 2003, primarily from the expansion of our joint venture in China, DCEC, in the second quarter of 2003 and from higher earnings at our North American distributors.

During the second quarter, the first of our off-highway engines slated for the January 2005 emission standards were certified by the Environmental Protection Agency (EPA) as compliant to the Tier 3 standards for oxides and nitrogen (NOx) and particulate matter.  Cummins was the first manufacturer to receive a Tier 3 Certificate of Conformity from the EPA.  This certification was subsequently followed up with a Stage IIIA European Union Index Approval from the Vehicle Certification Agency as compliant to the standards for NOx and particulate matter.  Our investment in the appropriate emissions related technology has enabled us to meet the stringent regulations of the U.S. EPA and the European Union ahead of schedule.

                In May, we announced that our existing $225 million Notes that mature in March 2005 would be repaid with available cash and, if necessary, borrowings from existing short-term credit facilities.  We anticipate strong cash flow generation in 2004 and beyond as a result of increased sales and improved earnings and combined with working capital management should allow us to earmark cash flow primarily for debt repayment.  Also during the second quarter, two credit rating agencies, Standard & Poor's and Fitch, revised their outlook for Cummins to Stable from Negative, reflecting our improved operating performance and positive economic developments.

On March 28, 2004, we adopted certain provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," (FIN 46R) which were effective in the first quarter of 2004.  The interpretation resulted in the first quarter balance sheet consolidation of three joint venture entities previously reported under the equity method of accounting.  In addition, the ownership of a distributor previously accounted for under the equity method of accounting was restructured during the second quarter resulting in its consolidation under FIN 46.  The financial impact of consolidating these entities in the second quarter increased total assets by $296 million, total debt by $130 million, and total sales by $27 million but had no impact on net earnings.  We do not expect the consolidation of these entities will have a material impact on future period net earnings or any of our debt covenants.

RESULTS OF OPERATIONS

Net Sales

Net sales for each of our key business segments during the comparative interim periods follow:

	Second Quarter		First Half
	June 27,	June 29,	June 27,	June 29,
$ Millions	2004	2003	2004	2003
Engine	$ 1,393	$ 889	$ 2,532	$ 1,705
Power Generation	468	307	837	574
Filtration and Other	369	265	716	519
International Distributor	220	169	391	305
Elimination of intersegment revenue	(326)	(91)	(581)	(177)
	$ 2,124	$ 1,539	$ 3,895	$ 2,926

Each of our four business segments had record sales in the second quarter of 2004 with increased demand across nearly every market segment.  Almost one-half of the increase occurred in the Engine Business, up 57 percent compared to the prior year period.  Engine sales increased primarily due to higher heavy-and medium-duty truck engine shipments, increased shipments to Chrysler of light-duty engines for the Dodge Ram truck and higher engine volumes for industrial applications.  Engines sales to automotive markets were 48 percent higher than second quarter last year with increased demand in all market segments except for the bus market.  Power Generation sales increased 52 percent compared to the prior year's quarter, buoyed by strong demand for generator sets and alternators in international markets and continued demand for RV and consumer power generation products.  Filtration and Other sales increased 39 percent (19 percent after the change in transfer pricing) with improvement across most markets, but primarily from North American OEMs.  Sales in the International Distributor increased 30 percent compared to the second quarter last year with moderate increases in parts and service and strong demand for power generation products.

For the first six months of 2004, Engine sales were up 49 percent compared to the prior period of 2003, across most market segments with strong demand in all automotive markets except the bus market.  Power Generation sales were up 46 percent for the first half of 2004 with recovery in most markets occurring sooner than expected.  Sales in Filtration and Other increased 38 percent in the first half of 2004 compared to a year earlier reflecting strong demand and increased market share.  Sales in International Distributor increased 28 percent year-over-year with improvement across most geographic regions and increased demand for power generation products internationally.

Gross Margin

Our gross margin was $428 million in the second quarter of 2004 compared to $276 million in the second quarter of 2003, with related gross margin percentages of 20.2 percent and 17.9 percent, respectively.  The increase in gross margin was primarily a result of the increased volumes across all of our business segments ($142 million), absorption impact on fixed manufacturing costs from higher North American automotive shipments ($26 million), and the favorable impact of currency exchange rates ($3 million).  The improvement in gross margin was partially offset by the impact of higher commodity prices, primarily steel and copper ($15 million) and increased product coverage expense ($25 million) although product coverage expense was relatively flat as a percent of net sales when compared to the second quarter of 2003.

Gross margin for the first half of 2004 was $773 million, or 19.8 percent of net sales, compared to $494 million, or 16.9 percent of net sales, in the first half of 2003.  Most of the increase in gross margin year-over-year was a result of higher engine shipments, particularly to North American automotive markets and the related absorption benefit and increased volumes across our other three business segments partially offset by increased product coverage expense ($42 million) although product coverage expense was relatively flat as a percent of net sales when compared to the first half of 2003.

Selling and Administrative

Total selling and administrative expenses were $251 million (11.8 percent of net sales) in the second quarter of 2004 compared to $200 million (13.0 percent of net sales) in the second quarter of 2003, or an increase of $51 million.  Of the total increase, approximately $27 million was selling expenses (including $6 million of unfavorable foreign currency rate changes) and $24 million of administrative expenses (including $2 million of unfavorable foreign currency rate changes).  The increase in selling expense was primarily attributable to higher compensation expense from incremental sales staffing and initiatives ($7 million), increases in fringe benefit costs, including pension costs ($5 million), increase in variable compensation as a result of higher earnings ($6 million), increases in travel and entertainment ($2 million) and other volume variable expenses that individually are not significant.  The increase in administrative expenses primarily results from increased salaries and fringe expenses ($5 million), increased variable compensation due to higher earnings ($13 million), increased insurance expense ($7 million) primarily resulting from favorable experience and lower expense in 2003, partially offset by lower consulting fees ($2 million), recovery of bad debt expense from a customer emerging from bankruptcy ($2 million) and other expenses that individually were not significant.

Selling and administrative expenses during the first half of 2004 were $474 million (12.2 percent of net sales), compared to $395 million (13.5 percent of net sales), in the first half of 2003.  The increase of $79 million is primarily attributable to higher compensation expense and fringe benefits from incremental staffing ($24 million), increased variable compensation as a result of improved earnings ($27 million), increased insurance expense ($4 million) and other expenses that individually were not significant.

Research and Engineering Expenses

Total research and engineering expenses were $59 million (2.8 percent of net sales) in the second quarter of 2004, compared to $50 million (3.2 percent of net sales) in the second quarter of 2003.  A majority of the increase was a result of higher variable compensation expense due to improved earnings ($5 million) and higher spending on heavy-duty 2007 emissions development ($1 million), partially offset by lower compensation expense and fringe benefits ($2 million) and other expenses that individually are not significant.  The increase includes $1 million unfavorable impact from foreign currency rate changes.

Research and engineering expenses during the first half of 2004 were $115 million (3.0 percent of net sales) compared to $97 million (3.3 percent of net sales) in the first half of 2003, or an increase of $18 million.  A majority of the increase was attributable to increased variable compensation expense as a result of improved earnings ($10 million), planned project expenses related to the development of exhaust aftertreatment products for our Emissions Solutions business ($2 million) and other expenses that individually were not significant.   Included in the increase was approximately $2 million attributable to the impact of foreign currency rate changes at foreign locations.

Equity, Royalty and Other Income from Investees

Our earnings from joint ventures and equity method investees were $29 million in the second quarter of 2004, compared to earnings of $17 million in the prior year period, or an increase of $12 million.  The increase was attributable to improved earnings across most of our joint ventures, primarily DCEC, a supplier to China's second largest truck manufacturer, ($6 million) where demand remains strong after expanding the joint venture agreement in the second quarter of 2003, our North American distributor joint ventures ($2 million), Chongqing Cummins Engine Company Ltd. ($1 million) and our European Engine Alliance ($1 million).   Income from royalties and technical fees were $6 million in the second quarter of 2004 compared to $3 million in the prior year period, including a $2 million one-time accrual for royalty fees from a joint venture in China.

Year-to-date earnings from joint ventures and equity method investees were $47 million in the first half of 2004, compared to $24 million in the first half of 2003, or a $23 million increase.  The increase results from earnings improvement at most of our joint ventures, primarily from our expanded joint venture in China, DCEC, ($13 million) and our North American distributor joint ventures ($5 million).  Income from royalties and technical fees during the first six months of 2004 were $7 million compared to $ 3 million in the first six months of 2003, including $2 million a one-time accrual discussed above.

Interest Expense

Interest expense was $27 million in the second quarter of 2004, an increase of $7 million compared to $20 million in the second quarter last year.  Interest expense for the first half of 2004 was $54 million compared to $40 million in the first half of 2003, or an increase of $14 million.  Most of the increase was attributable to the adoption of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS 150).  Effective July 1, 2003, this standard requires dividends on our preferred securities to be prospectively classified as interest expense in our Consolidated Statements of Earnings.   Including dividends on our preferred securities, interest expense increased $2 million in the second quarter of 2004 compared to the prior year's quarter, and $3 million in the first six months of 2004 compared to the prior year period.  The increase in second quarter and year-to-date interest expense was primarily from interest on capital leases for the lease of information technology equipment.  The preferred securities are no longer reported as an obligation in our balance sheet due to the adoption of FIN 46 (see Notes 2 and 9 of our 2003 Annual Report on Form 10-K), rather, the convertible subordinated debentures that were issued by us and are the sole assets of the trust that issued the securities, are now classified as long-term debt in our balance sheet.

Cash payments of interest in the first half of 2004 and 2003 were $54 million and $43 million, respectively.

Other (Income) Expense

Other income and expense was a net $1 million of income in the second quarter of 2004 compared to a net $3 million of income in the second quarter 2003, or a $2 million decrease.  On a year-to-date basis, other income and expense was a net $5 million expense in the first six months of 2004 compared with a net $10 million of income in the first six months of 2003, or a $15 million decrease.  The major components of other income and expense, classified as either operating or non-operating, are disclosed in Note 9 to the Consolidated Financial Statements.

 Provision (Benefit) for Income Taxes

Our income tax provision in the second quarter of 2004 was $34 million, compared to an income tax provision of $5 million in the second quarter of 2003.  For the first six months of 2004, our income tax provision was $48 million compared to an income tax benefit of $4 million in the first six months of 2003.  The second quarter and first half of 2004 reflect an estimated annual effective tax rate of 28 percent on earnings before income taxes after deducting dividends on our preferred securities compared to an effective income tax rate of 25 percent for the prior year periods.  Our effective income tax rate for both 2004 and 2003 was lower than the 35 percent U.S. corporate income tax rate primarily because of reduced taxes on export sales and research tax credits.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interests in our consolidated operations were $5 million in the second quarter of 2004 compared to $2 million in the second quarter of 2003, an increase of $3 million.  For the first half of 2004, minority interests were $9 million compared to $6 million in the first half of 2003.  The increase in minority interests is primarily from higher earnings at Wuxi Holset, a 55 percent owned-subsidiary and Cummins India Limited, a 51 percent owned-subsidiary, with a small increase from the effects of consolidating certain entities in accordance with FIN 46 (see Note 2 of the Notes to the Consolidated Financial Statements).

Dividends on Preferred Securities

                Dividends on our preferred securities were $5 million in the second quarter of 2003 and $11 million for the first six months of 2003.  Effective July 1, 2003, these dividends were prospectively classified as interest expense in our Consolidated Statements of Earnings in accordance with a new accounting standard, SFAS No. 150.  A description of the preferred securities is provided in Note 9, "Convertible Preferred Securities of Subsidiary Trust" of our Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.

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

Prior to January 1, 2004, intersegment transfers between the Engine segment and the Power Generation segment and between the Filtration and Other segment and the Engine segment were reported at cost and the transferor segment did not report a sale.  Effective January 1, 2004, this intersegment activity is reflected in the sales and unit shipments of the transferor segments at a market-based transfer price discounted for certain items.  Certain intersegment cost allocations to the transferor segments have also been eliminated.  We believe this change allows our segment management to focus on those pricing decisions and cost structuring actions that are within their control.  As a result of the change, second quarter and first half 2004 Engine Business sales increased $128 million and $217 million, respectively, Filtration and Other Business sales increased $53 million and $100 million, respectively, Power Generation Business sales decreased $8 million and $17 million, respectively, and sales eliminations increased $172 million and $299 million, respectively.  The net impact of this change did not have a material effect on segment EBIT for any of our segments.

A discussion of business results for our business segments follows.  Note 12 to the Consolidated Financial Statements also contains financial information relating to our business segments.

Engine

            Net sales and segment EBIT for Engine were as follows:

	Second Quarter		First Half
	June 27,	June 29,	June 27,	June 29,
$ Millions	2004	2003	2004	2003
Net sales	$ 1,393	$ 889	$ 2,532	$ 1,705
Segment EBIT	91	24	131	2

            Total net sales for the Engine Business increased $504 million, or 57 percent, (includes $128 million attributable to the change in intersegment transfer pricing in 2004) compared to sales in the second quarter of 2003.  Nearly one-third of the improvement was from engine sales to North American heavy-duty truck OEMs.  Sales also increased to the medium-duty truck market and strong sales demand continued for shipments of our ISB engine to Chrysler for the Dodge Ram truck.  Total automotive-related engine sales were 68 percent of total Engine Business sales in the second quarter of 2004, compared to 71 percent in the prior year quarter.

A summary and discussion of net sales for the Engine Business by market application follows:

	Second Quarter		First Half
	June 27,	June 29,	June 27,	June 29,
$ Millions	2004	2003	2004	2003
Heavy-duty Truck	$ 445	$ 266	$ 786	$ 502
Medium-duty Truck and Bus	192	141	357	263
Light-duty Automotive	304	228	578	450
Industrial and Power Generation	452	254	811	490
	$ 1,393	$ 889	$ 2,532	$ 1,705

The Engine Business shipped 116,600 engines in the second quarter of 2004, an increase of 32,000 units, or 38 percent compared to the second quarter of 2003.  Unit shipments to automotive related markets increased 38 percent, shipments to industrial markets were up 41 percent and shipments to power generation markets increased 27 percent.  For the first six months of 2004, shipments for the Engine Business increased 48,200 compared to the first six months of 2003 with automotive shipments up 32 percent, industrial shipments up 33 percent and shipments to power generation markets up 21 percent.

A summary of shipments by engine classification (including unit shipments to Power Generation in 2004) is shown in the table below:

	Second Quarter		First Half
	June 27,	June 29,	June 27,	June 29,
Unit shipments	2004	2003	2004	2003
Midrange	91,400	69,800	171,100	136,100
Heavy-duty	22,100	12,800	38,000	23,500
High-horsepower	3,100	2,000	5,300	3,900
	116,600	84,600	214,400	163,500

Heavy-duty Truck

Sales to the heavy-duty truck market increased $179 million, or 67 percent, in the second quarter of 2004 compared to sales in the second quarter of 2003.  The increase was primarily attributable to a strong recovery in the North American truck market with increased second quarter demand and higher market share.  Total unit shipments of heavy-duty truck engines increased 95 percent in the second quarter of 2004 compared to the prior year period.  Unit shipments to the North American OEMs were up 105 percent compared to the prior year's quarter driven by higher demand and higher market share while unit shipment of heavy-duty engines to international locations were up 47 percent, with higher sales to OEMs in Mexico and Europe.  The variance between the sales percentage increase and the volume percentage increase results primarily from the mix of engine sales versus service part sales.  Part sales increased 35 percent in the second quarter 2004 compared to the second quarter of 2003 but were a lower percentage of total sales in the second quarter of 2004.

Sales to the heavy-duty truck market in the first half of 2004 increased $284 million, or 57 percent compared to the first half of 2003.  Total shipments of heavy-duty truck engines increased 82 percent in the first half of 2004 compared to the prior year period with unit shipments to the North American heavy-duty truck market up 91 percent and shipments to international markets up 36 percent.  The sales increase is primarily driven by improved market share and the recovery in the North American truck market as OEMs raise build rates to meet growing demand from truck fleets replacing aging equipment.

Medium-duty Truck and Bus

Medium-duty truck and bus revenues increased $51 million, or 36 percent, in the second quarter of 2004 compared to the prior year quarter, reflecting strong demand from OEMs.  Unit shipments to the North American medium-duty truck market were up 100 percent above the prior year quarter, while shipments to international markets increased 26 percent, primarily to OEMs in Latin America.  Bus engine shipments in the second quarter of 2004 were down 19 percent worldwide compared to the prior year period, with a 12 percent decline in shipments to North American OEMs, primarily due to lower market share and reduced municipal spending, and a 21 percent decline in international shipments, with higher demand in most of Asia offset by lower shipments to India and Europe.

Medium-duty truck and bus revenues in the first half of 2004 were up $94 million, or 36 percent, compared with the prior year period, driven primarily from increased demand in the North American truck market.  Shipments of medium-duty truck engines were up 107 percent to North American OEMs and up 17 percent to international OEMs during the same period while shipments of bus engines were down 19 percent in North America and 14 percent to international locations.

Light-duty Automotive

Sales of light-duty automotive engines increased $76 million, or 33 percent, in the second quarter of 2004 compared to the second quarter of 2003.  Total shipments increased 28 percent, compared to the prior year's quarter.  Sales to Daimler Chrysler for the Dodge Ram truck were a record high in the second quarter of 2004 with shipments of 40,500 engines, an increase of 30 percent compared to the prior year quarter, driven by strong demand and market share improvement in diesel powered truck sales.  Sales to recreational vehicle OEMs increased 29 percent in the second quarter of 2004 compared to the second quarter of 2003 with shipments up 10 percent compared to the prior year period, also driven by increased demand.

Sales of light-duty automotive engines increased $128 million, or 28 percent in the first six months of 2004 compared to 2003.  Most of the increase was driven by strong demand for Dodge Ram truck engines with shipments up 25 percent in the first six months compared to the prior year period.  Engine shipments to recreational vehicle (RV) OEMs increased 15 percent in the first half of 2004 compared to the first half of 2003 as demand continues in this market.

Industrial and Power Generation

Engine sales to the construction, mining, marine, agricultural, oil and gas, government, and rail markets and to  Power Generation were up $198 million, or 78 percent, in the second quarter of 2004 compared to the second quarter of 2003.  Approximately 40 percent of total industrial engine shipments were to North American markets and 60 percent to international markets compared to 37 percent and 63 percent, respectively, a year ago.  Engine sales to the construction equipment market increased 45 percent year-over-year with engine shipments to North American OEMs up 56 percent and shipments to international OEMs up 40 percent, primarily in Korea and East Asia.  Engine shipments to the agricultural equipment market increased 11 percent in the second quarter of 2004 compared to the prior year quarter, with a 29 percent increase in shipments to North American OEMs that was partially offset by a 3 percent decrease in shipments to international OEMs.  Sales of our high-horsepower QSK series engines to manufacturers of mine equipment increased 66 percent in the second quarter of 2004 compared to the prior year quarter, primarily due to higher metal and coal prices, with shipments in North America up 60 percent and international shipments up 39 percent, primarily to Russia and CIS.  Engine sales to the commercial marine market increased 20 percent in the second quarter of 2004 compared to the prior year quarter, while unit shipments were up 21 percent.  Engine shipments to the recently entered oil and gas market increased significantly in the second quarter of 2004 compared to a low base in the prior year quarter, primarily due to market share penetration in North America with our QSK series engine.  Sales of high-horsepower engines to the government market, primarily V series military applications, decreased 15 percent in the second quarter of 2004 compared to the prior year quarter.  Engine sales to the rail equipment market, primarily international railcar builders, increased 127 percent in the second quarter of 2004 compared to the prior year quarter, indicating strong demand in this sector.

                For the first six months of 2004, Industrial and Power Generation sales were up 66 percent compared to the same period in 2003, primarily due to strong demand across most market segments as the capital goods sector of the economy recovers.  The sales increase, excluding sales to Power Generation, was split almost evenly between domestic and international with sales to domestic OEMs up 32 percent and sales to international OEMs up 34 percent, with strong sales to construction OEMs in both markets, up 39 percent compared to 2003.

Segment EBIT

Segment EBIT for Engine was $91 million in the second quarter of 2004 compared to $24 million in the prior year quarter.  The improvement in earnings was primarily a result of higher gross margin ($100 million) from increased engine volumes and the accompanying benefits of fixed cost absorption at our manufacturing plants and higher earnings from joint ventures ($8 million), partially offset by increases in selling and administrative expenses ($27 million), research and development expenses ($8 million) and other income and expense (net $6 million expense).  The increase in joint venture income was attributable to higher royalties, primarily from joint ventures in China, and earnings from our North American distributorships. The increase in selling and administrative expenses is primarily from higher incentive compensation ($8 million) and consolidation of a distributorship as a variable interest entity ($7 million), higher pension costs ($2 million) and a reduction in bad debt expense from a customer emerging from bankruptcy ($2 million), and other volume variable spending, none of which individually were significant.  The increase in research and development expenses resulted from higher incentive compensation ($5 million) and development costs for midrange, heavy-duty and high-horsepower engines ($4 million).  Other income and expense increased primarily from lower foreign currency losses in 2004 compared to 2003 ($4 million).

                For the first half of 2004, Segment EBIT for Engine was $131 million, compared to $2 million in the first half of 2003.  The increase in earnings year-over-year was largely driven by the recovery in the North American truck market resulting in higher engine volumes and the accompanying benefits of higher absorption of fixed manufacturing costs at our manufacturing plants and higher earnings from our joint ventures.

Power Generation

            Net sales and Segment EBIT for Power Generation were as follows:

	Second Quarter		First Half
	June 27,	June 29,	June 27,	June 29,
$ Millions	2004	2003	2004	2003
Net sales	$ 468	$ 307	$ 837	$ 574
Segment EBIT	19	(15)	25	(29)

Sales in the Company's Power Generation Business increased $161 million, or 52 percent, in the second quarter of 2004 compared to the second quarter of 2003, primarily driven by improved economic conditions in the majority of power generation markets.  Unit sales of generator drives, generator sets, alternators and sales to the consumer and mobile/RV markets increased significantly in the second quarter of 2004 compared to the same period a year ago as a result of increased demand.

A summary of engine shipments for Power Generation by engine category follows:

	Second Quarter		First Half
	June 27,	June 29,	June 27,	June 29,
Unit shipments	2004	2003	2004	2003
Midrange	4,100	3,600	7,200	6,600
Heavy-duty	1,600	1,200	2,900	2,200
High-horsepower	1,800	1,100	3,200	2,200
	7,500	5,900	13,300	11,000

Total unit sales of power generation equipment increased 1,600 units, or 27 percent, in the second quarter of 2004 compared to the prior year quarter.  Unit sales of midrange powered generator drives declined 11 percent in the second quarter of 2004, primarily due to lower international sales.  Unit sales of midrange powered generator sets were up 57 percent with strong demand from domestic and international customers.  Total unit sales of power generation equipment with heavy-duty engines increased 400 units, or 33 percent, compared to the second quarter of 2003.  Unit shipments of heavy-duty powered generator drives were up 23 percent from a year ago, while unit sales of heavy-duty powered generator sets increased 61 percent, with a majority of the increase to international locations, with strong demand in Asia and the Middle East.  Shipments of power generation equipment with high-horsepower engines, with typically higher per unit sales values and margins, increased 700 units, or 64 percent compared to the prior year quarter.  Unit sales of high-horsepower generator drives increased 51 percent year-over-year, while unit sales of high-horsepower generator sets increased 75 percent year-over-year, primarily due to strong demand from the Middle East, Latin America and Southeast Asia.  Sales of alternators increased 64 percent in the second quarter and consumer generator sets and mobile/RV applications increased 28 percent compared to the second quarter of 2003.

The overall sales increase of power generation equipment in the second quarter and first half of 2004 is attributable to moderate improvement in North American commercial markets as well as robust growth and demand in international markets, including China, Latin America and the Middle East.

Segment EBIT

Segment EBIT for Power Generation was $19 million in the second quarter of 2004, compared to a $15 million loss in the second quarter of 2003, or a $34 million improvement.  A majority of the improvement was attributable to higher gross margin from increased sales volume and absorption benefits ($36 million), earnings from joint ventures ($3 million), and lower research and engineering expenses ($3 million) partially offset by increased selling and administrative expenses ($10 million), primarily variable compensation and other items that individually are not significant.

For the first half of 2004, Power Generation Segment EBIT was $25 million compared to a loss of $29 million in 2003.  Segment EBIT increased $54 million primarily from higher sales volume and related absorption benefits ($59 million), higher earnings from joint ventures ($4 million), lower research and development expenses ($5 million), partially offset by increased selling and administrative expenses ($11 million) and other items that individually were not significant.  Second quarter 2003 Segment EBIT also included $5 million related to severance and benefit costs from staffing reductions.

Filtration and Other

            Net sales and Segment EBIT for Filtration and Other were as follows:

	Second Quarter		First Half
	June 27,	June 29,	June 27,	June 29,
$ Millions	2004	2003	2004	2003
Net sales	$ 369	$ 265	$ 716	$ 519
Segment EBIT	24	25	48	45

Revenues in Filtration and Other increased $104 million, or 39 percent, in the second quarter of 2004 (includes $53 million attributable to the change in intersegment transfer pricing in 2004).  A majority of the increase was volume related and reflects strong OEM demand for most filtration and exhaust products.  Sales of filtration and exhaust products in the U.S. increased 11 percent while international sales increased 15 percent with strong demand in Europe/CIS.  Sales of our Holset turbocharger subsidiary increased 65 percent (excluding the impact of intersegment transfer pricing in 2004) in the second quarter of 2004 compared to the prior year quarter with higher sales to OEMs, aftermarket sales and sales to joint ventures.  Approximately 10 percent of the sales increase for this segment was related to favorable movement in foreign currency exchange rates.

For the first half of 2004, revenues were up $197 million, or 38 percent.  Second quarter 2004 marked a record sales quarter for this segment reflecting demand improvement from OEMs and increased market share as economic conditions improve.  Geographically, sales of filtration and exhaust products increased in most regions with North American sales up 13 percent in the first half of 2004 and international sales up 15 percent compared to the first half of 2003.  Revenues from the Holset turbocharger business were up 49 percent in the first half of 2004 compared to the first half of 2003 (excluding the impact of intersegment transfer pricing in 2004).

Segment EBIT

Segment EBIT for Filtration and Other decreased $1 million in the second quarter of 2004 compared to the second quarter of 2003.  Earnings were lower in 2004 primarily due to higher steel prices used in manufacturing filters and exhaust products ($5 million), production inefficiencies from capacity constraints ($6 million) and higher selling, administrative and research and engineering expenses ($14 million) partially offset by the favorable impact of foreign currency exchange rates ($3 million), absorption benefit from higher sales volumes ($22 million), improved earnings at Holset and other items that individually were not significant.

For the first half of 2004, Segment EBIT increased $3 million compared to the first half of 2003.  A majority of the increase was a result of gross margin improvement due to higher volumes and absorption benefit ($26 million), higher income from joint ventures ($1 million), other income ($3 million) and other items that individually are not significant, partially offset by higher steel prices, and higher selling, administrative and research and engineering expenses ($27 million).

During the first quarter of 2004, the Filtration business announced its intention to close a manufacturing facility in the United Kingdom by December 2005 and estimated a second quarter 2004 charge of $2 million to $4 million related to this action.  Subsequent to that announcement, we reached a decision to postpone the closing of the facility by up to one year.  As a result, a facility closure plan has not been developed and no liability for closure was recorded.

International Distributor

The net sales and segment EBIT for International Distributor were as follows:

	Second Quarter		First Half
	June 27,	June 29,	June 27,	June 29,
$ Millions	2004	2003	2004	2003
Net sales	$ 220	$ 169	$ 391	$ 305
Segment EBIT	14	12	22	18

Net sales for International Distributor increased $51 million, or 30 percent, in the second quarter of 2004 compared to the prior year quarter.  Sales of power generation equipment accounted for approximately 35 percent of the sales increase with strong sales at our Dubai, Japan and Hong Kong distributor locations.  Engine sales comprised approximately 21 percent of the increase and parts and service sales accounted for 31 percent with strong demand at distributorships in Australia and Asia.

For the first half of 2004, sales were up $86 million, or 28 percent, compared to the first half of 2003.  Sales of engines, parts and service at distributorships in the South Pacific, Europe and Asia were strong during the first half of 2004 as were sales of power generation equipment with strong demand at our Dubai and Hong Kong distributorships.  Approximately 16 percent of the sales increase was attributable to the favorable impact of foreign currency exchange rates, primarily in the first quarter of 2004.

Segment EBIT

Segment EBIT for International Distributor increased $2 million, or 17 percent, compared to the second quarter of 2004 and were up $4 million or 22 percent for the first half of 2004 compared to 2003.  The increase in earnings for the second quarter and first half of 2004 was primarily attributable to improved gross margins from higher sales volume of engines, parts, and service and improved margins from power generation equipment sales ($5 million and $11 million, respectively), increase in joint venture earnings ($1 million and no change for the first half of 2004), partially offset by increased selling and administrative expenses ($4 million and $8 million, respectively) and the unfavorable impact of foreign currency exchange ($3 million and $3 million, respectively) and other miscellaneous items that individually were not significant.

Geographic Markets

Sales to the international markets increased $287 million, or 40 percent, in the second quarter of 2004 compared to the second quarter of 2003 and were 48 percent of total net sales compared to 47 percent of total net sales a year ago.  A summary of net sales by geographic territory for the comparative interim periods follows:

	Second Quarter		First Half
	June 27,	June 29,	June 27,	June 29,
$ Millions	2004	2003	2004	2003
United States	$ 1,114	$ 816	$ 2,072	$ 1,556

Asia/Australia	408	274	701	513
Europe/CIS	249	214	485	414
Mexico/Latin America	131	103	253	198
Canada	136	78	234	153
Africa/Middle East	86	54	150	92
Total International	1,010	723	1,823	1,370
	$ 2,124	$ 1,539	$ 3,895	$ 2,926

 Sales to the Asia/Australia region increased $134 million, or 49 percent, compared to second quarter 2003, and were up $188 million, or 37 percent, for the first half of 2004, primarily on the strength of increased shipments to construction OEMs in Southeast Asia and strong demand for power generation equipment in Southeast Asia and Australia.  Sales to Europe/CIS, representing 25 percent of international sales and 12 percent of worldwide sales, increased $35 million, or 16 percent, in the second quarter of 2004 compared to 2003 and were up $71 million, or 17 percent, for the first half of the year due to increased engine shipments and strong demand for filtration products.  Sales to Mexico/Latin America, representing 13 percent of international sales, increased $28 million, or 27 percent, in the second quarter of 2004 and were up $55 million, or 28 percent, for the first half of the year from increased shipments of medium-duty engines to automotive and construction equipment OEMs in South America, primarily Brazil.  Sales to Canada increased $58 million, or 74 percent, in the second quarter of 2004 and were up 53 percent for the first half of 2004 primarily due to strong sales of heavy-duty and midrange automotive engines.  Sales to the Africa/Middle East region increased $32 million, or 59 percent, in the second quarter of 2004 and were up $58 million in the first half primarily driven by increased shipments of power generation equipment and sales at our South African and Dubai distributorships.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash provided by continuing operations is a major source of funding working capital. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we use periodic borrowings, primarily our receivable sales program and our revolving credit facility, to fund working capital requirements.

In January 2004, we moved our receivable sales program to another financial institution and modified its structure. A more complete description of this program, which discloses certain cash flows related to the program, is found below under the caption, "Off Balance Sheet Financing-Sale of Accounts Receivable" and in Note 4 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K. We have various short and long-term credit arrangements available, which are discussed below and disclosed in Note 8, "Borrowing Arrangements," to the Consolidated Financial Statements also found in our 2003 Annual Report on Form 10-K.

We believe cash generated from operations, credit arrangements and our accounts receivable program provide the financial flexibility required to satisfy future short-term funding requirements for our debt service obligations, capital spending, pension funding, and projected working capital requirements. Our next major fixed cash payment obligation occurs in March 2005 when our 6.45% Notes with principal amount of $225 million mature. We expect to repay all or a portion of these Notes at their maturity date from internally generated cash flows and short-term credit facilities, if required.  We believe our liquidity at June 27, 2004 is adequate with cash and cash equivalents of $322 million, and $248 million available under our revolving credit facility that expires in November 2005.  In addition, we also have availability under our new $200 million three-year revolving accounts receivable program.  As of June 27, 2004, our total debt including convertible subordinated debentures was $1.597 billion compared to $1.429 billion at December 31, 2003. Included in long-term debt at June 27, 2004 and December 31, 2003, was $81 million and $90 million, respectively, attributable to the consolidation of a leasing entity under the provisions of FIN 46R (see Notes 2 and 8 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K).  Also included in short-term and long-term debt at June 27, 2004 was $130 million from the consolidation of four joint ventures previously reported under the equity method of accounting and now consolidated under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements).  The consolidation of the joint ventures is not expected to impact our net earnings or any of our debt covenants in future periods.  Total debt, including our convertible subordinated debentures, as a percentage of our total capital, including total long-term debt, was 58.6 percent at June 27, 2004, compared to 60.1 percent at December 31, 2003. Based on projected cash flows from operations and existing credit facilities, we believe we have sufficient liquidity to meet anticipated capital, pension funding, debt and dividend requirements in the foreseeable future.

Available Credit Capacity

The following table provides the components of available credit capacity At June 27, 2004:

Committed and Unused Capacity
$ Millions
Revolving credit facility	$ 248
Other domestic credit facility	10
International credit facilities accessible by local entities	66
International credit facilities accessible by corporate treasury	37
Accounts receivable	200
Total available credit capacity	$ 561

Cash Flows

Key elements of our cash flows during the interim periods follow:

	June 27,	June 29,
$ Millions	2004	2003
Net cash provided by (used in) operating activities	$ 252	$ (37)
Net cash used in investing activities	(78)	(26)
Net cash provided by (used in) financing activities	41	(105)
Effect of exchange rate changes on cash	(1)	3
Net increase (decrease) in cash and cash equivalents	$ 214	$ (165)

Operating Activities.  Cash from operations improved $289 million for the six months ended June 27, 2004, compared to the period ended June 29, 2003, primarily due to increased net earnings ($132 million) and positive working capital impacts ($97 million).  Positive working capital impacts were primarily due to increases in accounts payable resulting from higher production levels and increased accrued expenses due to higher pension liabilities and variable compensation.  The increases in payables and accrued expenses were partially offset by increases in accounts receivable and inventory due to significant increases in net sales and production, respectively.

Cash from operations was also impacted by contributions to our pension and postretirement benefit plans of $67 million in the first six months of 2004 compared to $50 million in 2003.

Investing Activities.  Cash used in investing activities increased $52 million in the first half of 2004 compared to the same period last year.  The increase was primarily due to increased investment in and advances to equity investees ($36 million) and an acquisition of a business ($18 million for purchase of a distributorship), partially offset by lower capital expenditures and software investment ($3 million) and dispositions of marketable securities.

Capital expenditures were lower in the first half of 2004, primarily due to timing.  We expect capital expenditures to approximate $135 million to $145 million this year.

Financing Activities.  Cash provided by financing activities was $41 million in the first half of 2004 compared to $105 million cash used by financing activities in the first half of 2003.  Most of the change was due to higher spending on long-term debt payments in 2003 as our $125 million 6.25% Notes matured in March 2004 and increased proceeds from issuing common stock in 2004, primarily from the exercise of stock options, partially offset by lower short-term borrowings.

Cash and cash equivalents were $322 million at the end of the second quarter of 2004 compared to $108 million at the beginning of the year, or a net increase of $214 million in the first half of 2004.  Cash and cash equivalents decreased $165 million in the first half of 2003, primarily from the payment of our $125 million 6.25% Notes that matured in March 2003.

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in the second quarter or first half of 2004 to impede our compliance with these covenants.

Our current ratings and ratings outlook from each of the credit rating agencies are shown in the table below.  While there has been no change in our current debt ratings from those disclosed in our 2003 Form 10-K, two of the rating agencies have upgraded our ratings outlook to Stable from Negative during the first half of 2004.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Ba2	Non-prime	Negative
Standard & Poor's	BB+	WR	Stable
Fitch	BB-	BB+	Stable

We do not believe a further downgrade of our credit rating would have a material impact on our financial results, financial condition or access to sufficient liquidity. However, one of our goals is to regain an investment grade credit rating from the rating agencies.  To achieve that goal, we have put significant management focus on improving earnings and cash flow and reducing borrowings.

Revolving Credit Facility

In November 2002, we entered into a new revolving credit facility that replaced our prior revolving credit facility. The credit facility provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. The terms and conditions and financial covenants of the revolving credit facility are discussed in our 2003 Annual Report on Form 10-K under the "Liquidity and Capital Resources" section.   As of June 27, 2004 we were in compliance with all covenants of the agreement.

As of June 27, 2004, there were no borrowings outstanding under the revolving credit facility however, $137 million of letters of credit were outstanding under this agreement.

Off Balance Sheet Financing

Sale of Accounts Receivable

In December 2003, our sale of receivable program expired (See Off Balance Sheet Financing section of our 2003 Annual Report on Form 10-K).  In January 2004, we entered into a similar agreement with a different financial institution for a three-year revolving accounts receivable program. Under the terms of the new agreement, we sell an interest in a designated pool of trade receivables to a new, wholly-owned special purpose subsidiary, Cummins Trade Receivables, LLC (CTR). The program is similar to our previous program except that the financial institution purchases an interest in the receivables directly rather than utilizing a commercial paper conduit. The maximum amount of trade receivables that can be sold and outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in the new agreement that require us to maintain a minimum investment credit rating, however the terms of the agreement contain the same financial covenants as those described above under our revolving credit facility.  The amount of receivables sold during the first and second quarters of 2004 was insignificant and as of June 27, 2004, there were no amounts outstanding under this program.

Power Rent Lease Amendment

In June 2004, we amended the master lease agreement relating to a portion of our PowerRent rental fleet that is described in Note 18, "Leases", of our Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.  The revised agreement requires us to retain full residual risk on equipment value at the end of the lease.  In addition, we were able to negotiate flexibility with regard to the geographic deployment of leased equipment in countries other than the U.S.  As a result of the revision, the leases were classified as capital leases as of June 27, 2004.  The financial impact of this transaction increased our property, plant and equipment by $52 million (net of $5 million of deferred gains associated with the original sale-leaseback of the units to the lessor), our current maturities of long-term debt by $9 million and our long-term debt by $48 million.  The equipment will be depreciated over its estimated useful life.  We do not expect the reclassification of the leases to have a material impact on net earnings.

The change in lease classification did not materially change the amount disclosed as Contractual Cash Obligations or Other Commercial Commitments in our 2003 Annual Report on Form 10-K since a significant amount of PowerRent lease obligations were included in the disclosure as either operating leases or residual value guarantees.

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

The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of June 27, 2004, we had $25 million of guarantees and $25 million of letters of credit outstanding under the operating agreement relating to distributor borrowings of $86 million.

Residual Value Guarantees-Leased Equipment

As more fully discussed in Note 18 to the  Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K, we have various residual value guarantees on equipment leased under operating leases. The amounts of those guarantees at June 27, 2004, are summarized as follows:

$ Millions
Power Rent lease program	$ 49
Other residual guarantees	12
Total residual guarantees	$ 61

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including non-U.S. distributor financing, guarantees of third party debt and other miscellaneous guarantees. The maximum potential loss related to these other guarantees was $21 million at June 27, 2004.

Indemnifications

Periodically, we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses.  These types of indemnifications are described in our 2003 Annual Report on Form 10-K.

Application of Critical Accounting Policies and Estimates

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows.

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP that often require management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our Consolidated Financial Statements.

Critical accounting estimates are those that: may have a material impact on our Consolidated Financial Statements;  require management to exercise significant judgment due to a high degree of uncertainty at the time estimates are made; different estimates could have been used; or if changes in the estimates that would have a material impact on our financial condition or results of operations are reasonably likely to occur from period to period. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth in our 2003 Annual Report on Form 10-K with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the estimation of liabilities for product coverage programs, accounting for income taxes and pension benefits and estimates under our PowerRent program.  A discussion of these critical accounting policies may be found in the "Management's Discussion and Analysis" section of our 2003 Annual Report on Form 10-K.  Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first half of 2004.

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

Business Outlook

With improved first and second quarter results, most economic indicators continue to point toward a strong Cummins performance for the remainder of 2004 with total revenues now expected to be 25 percent higher than 2003.  North American heavy-duty truck sales and production increases are expected to continue as aging fleets replace older equipment and demand for freight capacity improves, resulting in increased sales of our emissions-mandated heavy-duty engines.  Our ISX and ISM emissions-equipped engines have performed as expected and are being well received among fleet owners.  Currently, we estimate heavy-duty truck production in North America to be approximately 40 percent higher than 2003 production levels, and 10 percent higher than our previous outlook in early March.  We also expect sales of our emissions-compliant midrange engines to the medium-duty truck and recreational vehicle markets to increase in 2004, as economic indicators for these markets historically correlate with those of the heavy-duty market. Currently, we estimate worldwide medium-duty truck demand to increase 12 percent in 2004 with a 28 percent growth in North America.  In January 2004, we began supplying our re-engineered 5.9 liter turbo diesel engine for the 2004 1/2 model year Dodge Ram truck. This new truck model offers best in class 600 lb-ft of torque and 325 horsepower.  The launch of this popular vehicle resulted in strong engine sales volumes in the first and second quarter and increased market share as demand for diesel-powered light vehicles continues to increase.  We expect this trend to continue throughout 2004 and currently estimate record shipments in 2004, up at least 15 percent from 2003 shipments.  We expect demand from industrial equipment OEMs to increase in the second half of 2004 as economic forecasts indicate improvement in non-residential construction spending.  With lower interest rates and higher commodity prices, we expect overall sales of our industrial engines to increase, primarily in construction and mining applications.

For Power Generation, we currently estimate 2004 sales growth of at least 30 percent above 2003 with markets recovering much faster than previously expected, primarily in international markets and the consumer markets driven by increased sales of recreational vehicles.  We expect profits to significantly improve in 2004 compared to 2003 based on benefits from restructuring actions and continued progress on cost reduction.

In Filtration and Other, we expect sales growth in 2004 to increase at least 30 percent above 2003 levels, primarily in our Emissions Solutions business and from volume growth in our OEM customers.  This business has achieved significant sales growth in 2004, however, we expect profitability to remain below targeted levels due to capacity constraints in exhaust manufacturing, the impact of higher commodity prices, a higher mix of OEM versus aftermarket sales and incremental costs to fund growth initiatives.

Our International Distributor Business, which is retail-oriented and comprised of 18 Company-owned distributors and two joint ventures in key geographical markets, has historically demonstrated steady sales growth and stable profit margins. As the worldwide economy continues to improve and our engine population increases, we expect 20 percent sales growth in 2004 and profit margins to remain within targeted levels in this segment as we capitalize on a growing global customer base.

Business growth in our joint ventures has continued in 2004 with earnings during the first half of $47 million.  We anticipate strong growth in Asia, where in 2003 we expanded capacity through our partnership that sells engines to the second largest truck manufacturer in China, our North American distributorships and our joint venture with Mercury Marine.  We currently expect 2004 earnings and royalties from joint ventures to be well above 2003 earnings and royalties of $70 million.

We expect to generate sufficient cash from operations to fund our businesses, capital expenditures, research and development, pension funding, interest and dividend payments in 2004.  We have various short and long-term credit arrangements available.  These credit arrangements and other programs, such as our accounts receivable program, provide us with the financial flexibility and liquidity to satisfy future short-term funding requirements and projected working capital requirements when needed.  With the exception of payments required under our operating lease agreements, principal and interest payments on notes issued by a consolidated VIE and our pension funding commitments, there are no major fixed cash payment obligations occurring until March 2005 when our 6.45% Notes with principal amount of $225 million mature.  As announced earlier in the second quarter, we expect to repay the principal amount of these Notes at their maturity date from internally generated funds, and short term credit facilities, if required.  Based on projected cash flows from operations and existing credit facilities, we believe we will have sufficient liquidity in 2004 to meet anticipated capital, pension, and dividend funding requirements and to reduce our debt obligations.

Recently Adopted Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (FIN 46). In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R).  We adopted the provisions of FIN 46R in December 2003 as it related to certain entities previously considered to be Special Purpose Entities (SPEs) under GAAP and for new entities created on or after February 1, 2003 (see Note 2 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K).  The remaining provisions of FIN 46 were adopted as of March 28, 2004, resulting in the consolidation of three joint ventures previously accounted for under the equity method (See Note 2 to the Consolidated Financial Statements).

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2004, the FASB issued FASB Staff Position No. 106-2 , "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare  providing a federal subsidy to certain sponsors of retiree health care benefit plans.  This FSP requires that the effects of the subsidy be accounted for currently as an actuarial experience gain to be recognized over the average remaining service lives of the plan participants and allows for several alternative choices for implementation.  As a result, we may be required to remeasure our liability associated with our post-retirement medical plans as of December 31, 2003 or May 31, 2004, unless the effects of the plan are deemed not material, in which case we can delay accounting for the effects of the subsidy until our next regularly scheduled measurement date (November 30, 2004).  The effects of an earlier remeasurement, if any, will be reflected in our financial statements beginning June 28, 2004 (the beginning of our fiscal third quarter).  Due to cost caps in place under many of our plans, we currently do not expect the effects of the subsidy to have a significant effect on our post-retirement medical liability.  As a result, we expect to defer accounting for the subsidy until our next regularly scheduled measurement date.  However, we are still in the process of completing our evaluation and will make a final determination in the third quarter.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our senior management, including our CEO and our CFO as of June 27, 2004.  The results of this evaluation were presented to the Audit Committee of the Board of Directors. Based upon that evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in Cummins Inc.'s disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by Cummins in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

b)  Changes in internal controls

There have been no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to affect such internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We have also been identified as a potentially responsible party at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our 2003 Annual Report on Form 10-K under "Environmental Compliance-Other Environmental Statutes and Regulations."  We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings.  While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.  The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 19, "Contingencies, Guarantees and Indemnifications" of the Notes to the Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K. There has been no material change in this information since the filing of our 2003 Annual Report on Form 10-K.

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            The following information is provided pursuant to Item 703 of Regulation S-K:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	2,590	$ 58.93	n/a	75,482
May	3,119	60.54	n/a	76,304
June	13,004	61.93	n/a	62,992
Total	18,713	$ 61.28

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

During the second quarter of 2004, the Company issued 11,033 shares of restricted stock as compensation to the Company's nonemployee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

On April 2, 2004, we filed a Current Report on Form 8-K under Item 5 regarding the election of a Board of Director member.

On April 8, 2004, we filed a Current Report on Form 8-K under Item 5 regarding the exercise of stock options by the Company's executive officers and Item 12 that included our press release announcing a change in our estimate for the first quarter and full year earnings.

On April 23, 2004, we furnished a Current Report on Form 8-K under Items 7 and 12 that included our financial statements and press release announcing our first quarter 2004 earnings results.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.

By:	/s/ Jean S. Blackwell	By:	/s/ Susan K. Carter
	Jean S. Blackwell Vice President-Chief Financial Officer and Chief of Staff (Principal Financial Officer)		Susan K. Carter Vice President of Finance and Chief Accounting Officer (Principal Accounting Officer)

Date: August 3, 2004