Form 10-Q
period 2004-11-03
CUMMINS INC
filed 2004-11-03
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2004

 Commission File Number 1-4949

CUMMINS INC.

(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35‑0257090 (IRS Employer Identification No.)
500 Jackson Street Box 3005 Columbus, Indiana 47202-3005 (Address of principal executive offices)

Telephone (812) 377-5000 (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No o

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b‑2 of the Exchange Act). Yes X   No o

            As of September 26, 2004, there were 45,517,087 shares of $2.50 par value per share common stock outstanding.

                                       CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
                                                                             TABLE OF CONTENTS
                                                              QUARTERLY REPORT ON FORM 10-Q
                                                     FOR THE QUARTER ENDED SEPTEMBER 26, 2004

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Earnings for the three and nine months ended September 26,	3

	2004 and September 28, 2003

	Consolidated Balance Sheets at September 26, 2004 and December 31, 2003	4

	Consolidated Statements of Cash Flows for the nine months ended September 26, 2004	5

	and September 28, 2003

	Notes to the Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4	Controls and Procedures	34

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	35

Item 6.	Exhibits and Reports on Form 8‑K	35

	Signatures	36

                                                                                  PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)	Third Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
$ Millions, except per share amounts	2004	2003	2004	2003

Net sales (includes related party sales of $165, $278, $534 and $712, respectively)	$ 2,194	$ 1,634	$ 6,089	$ 4,560
Cost of goods sold (includes related party purchases of $36, $145, $226 and $398, respectively)	1,760	1,341	4,882	3,773
Gross margin	434	293	1,207	787
Expenses and other income:
Selling and administrative expenses	260	208	734	603
Research and engineering expenses	60	51	175	148
Equity, royalty and other income from investees	(26)	(20)	(73)	(44)
Interest expense	28	25	82	65
Other income, net (Note 9)	(6)	(7)	(1)	(17)
Earnings before income taxes, minority interest and dividends on preferred securities of subsidiary trust	118	36	290	32
(Benefit) provision for income taxes (Note 13)	(4)	9	44	5
Minority interest in earnings of consolidated subsidiaries	6	3	15	9
Dividends on preferred securities of subsidiary trust	-	-	-	11
Net earnings	$ 116	$ 24	$ 231	$ 7

Earnings Per Share (Note 11):
Basic	$ 2.71	$ 0.62	$ 5.54	$ 0.18
Diluted	$ 2.40	$ 0.60	$ 4.95	$ 0.18

Cash dividends declared per share	$ 0.30	$ 0.30	$ 0.90	$ 0.90

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 26,	December 31,*
$ Millions	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$ 421	$ 108
Marketable securities	86	87
Receivables, net	1,111	772
Receivables from related parties	93	157
Inventories (Note 3)	998	733
Other current assets	284	273
Total current assets	2,993	2,130
Long-term assets:
Property, plant and equipment, net of accumulated depreciation of
$2,206 and $1,774	1,570	1,347
Investments in and advances to equity investees	258	339
Goodwill	353	344
Other intangible assets, net	91	92
Deferred income taxes	711	663
Other assets	192	211
Total assets	$ 6,168	$ 5,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable	$ 49	$ 28
Current maturities of long-term debt	275	21
Accounts payable	845	557
Accrued product coverage and marketing expenses	300	246
Other accrued expenses	672	539
Total current liabilities	2,141	1,391
Long-term liabilities:
Long-term debt	1,268	1,380
Pensions	387	446
Postretirement benefits other than pensions	572	577
Other long-term liabilities	325	260
Total liabilities	4,693	4,054
Commitments and contingencies (Note 8)
Minority interests	192	123
Shareholders' equity:
Common stock, $2.50 par value, 150 million shares authorized
48.2 and 48.3 million shares issued	121	121
Additional contributed capital	1,156	1,113
Retained earnings	760	569
Accumulated other comprehensive loss (Note 10)
Minimum pension liability	(435)	(434)
Other components, net	(83)	(58)
Common stock in treasury, at cost, 2.7 and 5.6 million shares	(108)	(225)
Common stock held in trust for employee benefit plans,
2.2 and 2.3 million shares	(106)	(113)
Unearned compensation	(22)	(24)
Total shareholders' equity	1,283	949
Total liabilities and shareholders' equity	$ 6,168	$ 5,126

 * Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 26,	September 28,
$ Millions	2004	2003
Cash flows from operating activities
Net earnings	$ 231	$ 7
Adjustments to reconcile net earnings to net
cash flows provided by operating activities:
Depreciation and amortization	199	165
Equity in earnings of investees, net of dividends	(10)	(31)
Minority interest in earnings of consolidated subsidiaries	15	9
Pension expense	68	47
Pension contributions	(115)	(104)
Stock-based compensation expense	12	16
Tax benefit on stock options exercised	21	-
Amortization of gain on swap unwind	(5)	(5)
Translation and hedging activities	(11)	(7)
Changes in assets and liabilities:
Receivables	(250)	(132)
Inventories	(212)	(79)
Accounts payable	253	139
Accrued expenses	156	(27)
Other	16	15
Net cash provided by operating activities	368	13

Cash flows from investing activities
Capital expenditures	(78)	(70)
Investments in internal use software	(23)	(21)
Proceeds from disposals of property, plant and equipment	7	7
Investments in and advances (to) from equity investees	(19)	3
Acquisition of businesses, net of cash acquired	(18)	-
Investments in marketable securities - acquisitions	(104)	(103)
Investments in marketable securities - dispositions	112	98
Net cash used in investing activities	(123)	(86)
Cash flows from financing activities
Proceeds from borrowings	32	16
Payments on borrowings and capital lease obligations	(54)	(132)
Net borrowings under short-term credit agreements	12	56
Dividend payments on common stock	(40)	(37)
Proceeds from issuance of common stock	125	37
Distributions to minority shareholders	(5)	(9)
Other	(1)	(5)
Net cash provided by (used in) financing activities	69	(74)
Effect of exchange rate changes on cash and cash equivalents	(1)	3

Net increase (decrease) in cash and cash equivalents	313	(144)
Cash and cash equivalents at beginning of the period	108	224
Cash and cash equivalents at end of the period	$ 421	$ 80
Cash payments for the nine months ended:
Interest	$ 90	$ 73
Income taxes	65	30

 The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

                General

Cummins Inc. ("Cummins," "the Company," "we," "our," or "us") is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems.  We have prepared our Consolidated Financial Statements for the third quarter and nine month interim periods ended September 26, 2004 and September 28, 2003, in conformity with accounting principles generally accepted in the United States of America (GAAP) and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations.  Each third quarter and nine month interim periods contains 13 weeks and 39 weeks, respectively.

             Our interim financial statements are unaudited and include estimates and assumptions that affect reported amounts based upon currently available information and management's judgment of current conditions and circumstances. GAAP requires management to make certain estimates and judgments that are reflected in the reported amounts of assets, liabilities, revenues and expenses and also in the disclosure of contingent liabilities.  The actual results may differ from the estimates.  Management exercises judgment and makes estimates for allowance for bad debts, inventory obsolescence, product warranty, asset impairment, depreciation, pension and post retirement benefits, income taxes, litigation and other contingencies. Management reviews these estimates on a systematic basis and, if necessary, any material adjustments are reflected in the Consolidated Financial Statements.   You should read these interim financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.  Our interim period financial results for the third quarter and nine month periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

We believe our Consolidated Financial Statements include all adjustments of a normal recurring nature, necessary for a fair statement of our financial position, results of operations and cash flows for the interim periods presented.

We have reclassified certain amounts in prior period financial statements to conform to the presentation of the current period financial statements.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred.  The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as "Selling and administrative expenses" in our Consolidated Statements of Earnings.  For the third quarter ended September 26, 2004 and September 28, 2003, these costs were approximately $30 million and $22 million, respectively.  For the nine months ended September 26, 2004 and September 28, 2003, these costs were approximately $87 million and $64 million, respectively.

                Employee Stock Plans

We changed our method of accounting on January 1, 2003, for stock-based employee awards to the fair value method preferred by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS 123). We made this change on a prospective basis only for option grants or other stock awards made on or after January 1, 2003.  For awards granted prior to January 1, 2003, we follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as allowed under SFAS 123.  Under APB 25, we did not record compensation expense upon the issuance of stock options because the exercise price of stock options granted equaled the market price of the common stock on the grant date.  The pro forma compensation expense for stock awards granted prior to January 1, 2003, using the fair market value approach was not significant for the third quarter and nine months ended September 26, 2004 and September 28, 2003.

Note 2.  Variable Interest Entities

               In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (FIN 46). In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R).  FIN 46R provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs), including entities commonly referred to as SPEs.  FIN 46R requires us to consolidate certain VIEs if we are deemed to be the primary beneficiary, defined in FIN 46R, as the entity that absorbs a majority of the VIEs expected losses, receives a majority of the entity's expected residual returns, or both.   We adopted FIN 46R as of December 31, 2003, for entities previously considered to be SPEs under GAAP and for new entities created on or after February 1, 2003.  The adoption of FIN 46R in 2003 required us to consolidate a VIE that was previously unconsolidated and to deconsolidate a VIE that was previously consolidated in our Consolidated Financial Statements. The impact of adopting FIN 46R as of December 31, 2003 was discussed in Note 2 to the Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K.

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

Two of the three VIEs that were consolidated, Consolidated Diesel Corporation (CDC) and Cummins Komatsu Engine Corporation (CKEC), are engine manufacturing entities jointly owned and operated by us and our equity partners.  We were deemed the primary beneficiary of these VIEs due to the pricing arrangements of purchases and the substantial volume of purchases we made from these VIEs.  Our arrangements with CDC are more fully described in Note 5 to the Consolidated Financial Statements of our 2003 Annual Report on Form 10-K.  As of September 26, 2004, CDC has approximately $85 million of debt which is collateralized by substantially all of its inventory and fixed assets with a current book value of $31 million and $190 million, respectively.  CKEC has approximately $6 million of unsecured debt, which is due the other equity partner.  Creditors of these entities have no recourse to the general credit of Cummins.

The other VIE that was consolidated was AVK/SEG, a German holding company that directly owned shares of AVK and SEG and was jointly owned by Cummins (50 percent) and other equity partners.  AVK manufactures alternators and SEG manufactures power electronic components.  We were deemed the primary beneficiary of this VIE due to the existence of a call/guarantee arrangement on an additional 13 percent ownership interest in the entity and our guarantee on portions of the entity's subordinated debt.  During the second quarter, AVK/SEG was liquidated and its shares in AVK and SEG were distributed directly to Cummins and the other equity partners.  As a result of the liquidation, Cummins owns 100 percent of AVK and 25 percent of SEG.  This transaction was accounted for as an acquisition of a minority interest in AVK (via a non-monetary exchange of shares) and was recorded at fair value, resulting in a nominal gain (less than $1 million after-tax).  SEG continues to be consolidated under FIN 46R due to the existence of the call/guarantee arrangement discussed above and loans provided by Cummins to SEG.  An agreement with the other equity holder of SEG could cause our ownership interest in SEG to change in the future based upon the timing of SEG's repayment of certain intercompany loans to us.  As a result, we could either (1) increase our ownership percentage to obtain voting control of  SEG or (2) reduce our ownership percentage to such a level that could result in the deconsolidation of SEG.  Included in our September 26, 2004, Consolidated Balance Sheets is approximately $11 million of SEG debt of which $7 million is collateralized by assets with a current book value of $9 million.   Creditors of SEG have no recourse to the general credit of Cummins.

In April 2004, Cummins Eastern Canada (CEC), a distributor previously accounted for under the equity method, acquired another Cummins distributor in Canada.  The acquisition price of the distributor was $19 million, which was funded by the addition of $15 million of debt and an additional $4 million equity investment by Cummins.  The additional equity contributed by Cummins increased our ownership percentage in CEC to 67 percent (50 percent prior to the acquisition.)  At the same time, we reached an agreement to sell a 16 percent ownership interest in CEC to another equity holder.  This sale was completed during the third quarter.  As a result of this sale our ownership percentage in CEC was reduced from 67 percent to 51 percent.  We agreed to accept a note from the equity holder for its purchase of the 16 percent ownership interest.  The note will be repaid from distributions of future CEC earnings.  We also agreed with the other shareholders to maintain our voting interest at 50 percent.  We do not have management or voting control over CEC.  In accordance with FIN 46R, CEC is consolidated in our third quarter Consolidated Financial Statements due to our current 51 percent economic interest and deemed interest of 16 percent resulting from our financing of the other equity holder's purchase.  As of September 26, 2004, CEC has approximately $25 million of debt which is collateralized by various current and fixed assets with a current book value of $59 million.   Creditors of CEC have no recourse to the general credit of Cummins.

Results of these entities for the third quarter ending September 26, 2004, are consolidated in our Consolidated Statements of Earnings and a significant amount of their sales are eliminated in consolidation.  The table below shows the increase in our assets and liabilities from consolidating these entities after eliminating intercompany items as of September 26, 2004.

$ Millions	Increase
Current assets	$ 131
Long-term assets, excluding goodwill	181
Goodwill	9
Current liabilities, excluding debt	125
Short-term and long-term debt	127

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

The principal business of the distributors is to sell Cummins engines and related service parts as well as provide repair and maintenance services on engines, including warranty repairs.  Our maximum potential loss related to these four distributors consisted of our ownership interest in three of the distributors totaling $11 million as of September 26, 2004, and our guarantee of the debt for two distributors totaling $6 million as of September 26, 2004.  Our involvement with these distributors as equity holders began in 2002 (two distributors) and 2003 (one distributor).  Our debt guarantees have been in place since 1987 and 2001, respectively.  Selected financial information for these distributors as of and for the year ended December 31, 2003, is as follows:

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

	September 26,	December 31,
$ Millions	2004	2003
Finished products	$ 499	$ 431
Work-in-process and raw materials	557	359
Inventories at FIFO cost	1,056	790
Excess of FIFO valuation over LIFO	(58)	(57)
	$ 998	$ 733

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

            Summary financial information for DCEC was as follows:

	Third Quarter Ended		Nine Months Ended
	August 22,	August 24,	August 22,	August 24,
$ Millions	2004	2003	2004	2003
Net sales	$ 375	$ 198	$ 698	$ 319
Gross margin	74	40	139	62
Net earnings	49	32	97	49
Cummins share of net earnings	$ 25	$ 16	$ 49	$ 24

Current assets	$ 207	$ 146
Noncurrent assets	75	75
Current liabilities	146	100
Net assets	$ 136	$ 121
Cummins share of net assets	$ 62	$ 54

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

            Below is a summary of the activity in our product coverage liability account for the nine month periods ended:

	September 26,	September 28,
$ Millions	2004	2003
Beginning balance	$ 358	$ 318
Provision for warranties issued	189	135
Payments	(122)	(140)
Changes in estimates for pre-existing warranties	24	24
Ending balance	$ 449	$ 337

                Product Liability

             From time to time, we issue indemnifications to our customers and joint venture partners which indicate that we will indemnify them against any loss suffered as a result of a defective product we have sold them. In addition, periodically, we enter into license agreements or joint venture agreements where we license a patent, trademark or other similar intangible asset and agree to indemnify the licensee against any losses suffered should the patent, trademark or intangible asset infringe upon a third party asset. We provide reserves for these exposures when it is probable that we have suffered a loss and the loss is reasonably estimable.  Below is a summary of the activity in our product liability accrual for the nine month reporting periods ended:

	September 26,	September 28,
$ Millions	2004	2003
Beginning balance	$ 16	$ 11
Provision	2	4
Payments	(9)	-
Changes in estimates	(4)	(4)
Ending balance	$ 5	$ 11

Note 6.  Borrowing Arrangements

As discussed in Note 2, our total debt includes $127 million as of September 26, 2004, related to the consolidation of four joint ventures under FIN 46R.  Included in this amount is an $85 million term loan at CDC with a financial institution.  The loan is due in annual installments, with a final payment due in 2008.  Interest is payable semi-annually at a rate of 6.92 percent.  The note is collateralized by substantially all of CDC's inventory and fixed assets with a current book value of $31 million and $190 million, respectively, as of September 26, 2004.

In June 2004, we amended the master lease agreement relating to a portion of our PowerRent rental fleet that is described in Note 18, "Leases," of our Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.  The amendment requires us to retain full residual risk on equipment value at the end of the lease.  In addition, we were able to negotiate flexibility with regard to the geographic deployment of leased equipment in countries other than the U.S.  As a result of the amendment, the leases were classified as capital leases.  The financial impact of this transaction increased our property, plant and equipment by $52 million (net of $5 million of deferred gains associated with the original sale-leaseback of the units to the lessor), our current maturities of long-term debt by $9 million and our long-term debt by $48 million.  The equipment will be depreciated over its estimated useful life.  We do not expect the reclassification of the leases to have a material impact on net earnings.

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

            The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:
	Pension		Other Postretirement Benefits
	Third Quarter Ended		Third Quarter Ended
$ Millions	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Service cost	$ 15	$ 11	$ 1	$ 1
Interest cost	39	36	11	11
Expected return on plan assets	(43)	(39)	-	-
Amortization of prior service cost (credit)	3	3	(1)	-
Amortization of actuarial losses	8	4	2	-
Other	-	2	-	-
Net periodic benefit cost	$ 22	$ 17	$ 13	$ 12

	Pension		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
$ Millions	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Service cost	$ 44	$ 34	$ 3	$ 3
Interest cost	117	108	33	33
Expected return on plan assets	(129)	(117)	-	-
Amortization of prior service cost (credit)	9	9	(3)	-
Amortization of actuarial losses	25	12	5	-
Other	2	1	-	-
Net periodic benefit cost	$ 68	$ 47	$ 38	$ 36

         During the third quarter and first nine months of 2004, we contributed approximately $62 million and $115 million, respectively, to our pension plans and paid $25 million and $39 million, respectively, of postretirement benefits.  We presently anticipate contributing an additional $17 million to $23 million to our pension plans and paying an additional $23 million to $28 million in claims and premiums for postretirement benefits during the remainder of 2004.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

             In May 2004, the FASB issued FASB Staff Position No. 106-2 , "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare  providing a federal subsidy to certain sponsors of retiree health care benefit plans.  This FSP requires that the effects of the subsidy be accounted for currently as an actuarial experience gain to be recognized over the average remaining service lives of the plan participants and allows for several alternative choices for implementation.  We have determined the effects of the plan are not material to our Consolidated Financial Statements and have concluded the adoption of FSP 106-2 does not require remeasurement of our liability or expense in 2004.  We will consider the effects of the Act at our next regular pension measurement date.

A small grandfathered portion of our population qualifies for the Medicare Part D subsidy under our current retiree health care plans.   We estimate the subsidy would lower our accumulated postretirement benefit obligation (APBO) by approximately 3 percent.  The participation in our plans could decrease as participants opt for the Medicare coverage.  We have modeled the sensitivity of our APBO to participation changes.  If as a result of the legislation, 10 percent of our retiree population were to leave our plan and enroll in Medicare Part D that would reduce our APBO an additional 3 percent.  The net impact of the subsidy and the 10 percent decrement on enrollment to our 2004 expense would have been immaterial.

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

             In May 2004, the EPA certified our QSM heavy-duty industrial engine to the standards that become effective January 1, 2005, under the provisions of the consent decree discussed above.  We believe we are on schedule to meet the requirements to pull forward the reduction of emissions levels of our other off-highway engines in the 300 to 750 horsepower range as well.  The standards were established in a consent decree that we entered into with the EPA, the U.S. Department of Justice and the CARB in October 1998 along with other diesel engine manufacturers.  We believe meeting this requirement has been facilitated by our development work for the on-highway heavy-duty and medium-duty engines.

U.S. Distributor Guarantees

               Since 1997 we have had an operating agreement with a financial institution that requires us to guarantee revolving loans, equipment term loans and leases, real property loans and letters of credit made by the financial institution to certain independent Cummins and Onan distributors in the United States, and to certain distributors in which we own an equity interest.  The agreement has been amended, supplemented or otherwise modified several times since 1997 and in the third quarter of 2004, we amended, restated and simplified the terms of the operating agreement.

              Under the amended and restated terms, our guarantee of any particular distributor financing is limited to the amount of the financing in excess of the distributor's "borrowing base." The "borrowing base" is equal to the amount that the distributor could borrow from the financial institution without our guarantee. Furthermore, if any distributor defaults under its financing arrangement with the financial institution, and the maturity of amounts owed under the agreement is accelerated, then we are required to purchase from the financial institution at amounts approximating fair market value certain property, inventory and rental generator sets manufactured by Cummins that are secured by the distributor's financing agreement.  As a result of the amendment and restatement, we are no longer required to backstop our financial guaranty with letters of credit.

                The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of September 26, 2004, we had $13 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $74 million.

Residual Value Guarantees

                As more fully discussed in our 2003 Annual Report on Form 10-K, we have various residual value guarantees on equipment leased under operating leases.  The amounts of those guarantees at September 26, 2004, are summarized as follows:

$Millions
Power rent lease program	$ 49
Other residual guarantees	12
Total residual guarantees	$ 61

Other Guarantees and Contingencies

                In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including non-U.S. distributor financing, guarantees of third party debt and other miscellaneous guarantees. The maximum potential loss related to these other guarantees is $22 million at September 26, 2004.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs.  At September 26, 2004, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $42 million.  However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

Note 9.  Other Income, net

                The major components of other (income) expense included in the Consolidated Statements of Earnings are shown below:

	Third Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
$ Millions	2004	2003	2004	2003
Operating (income) expense:
Foreign currency (gains) losses	$ (1)	$ (2)	$ 2	$ (3)
Royalty income	(3)	-	(10)	(2)
Write down of equity investment	-	-	5	-
Write down of long-term assets	1	1	8	1
Other, net	1	(1)	2	(2)
Total operating (income) expense	(2)	(2)	7	(6)
Non-operating (income) expense:
Interest income	(3)	(3)	(8)	(9)
Rental Income	(2)	(1)	(3)	(2)
Bank charges	3	2	8	7
Gain on sale of marketable securities	-	(1)	(4)	(2)
Technology income from JV partners	(2)	-	(6)	(2)
Other, net	-	(2)	5	(3)
Total non-operating income	(4)	(5)	(8)	(11)
Total other income, net	$ (6)	$ (7)	$ (1)	$ (17)

Note 10.  Comprehensive Earnings

A reconciliation of our net earnings to comprehensive earnings was as follows:

	Third Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
$ Millions	2004	2003	2004	2003

Net earnings	$ 116	$ 24	$ 231	$ 7
Other comprehensive earnings (loss), net of tax:
Unrealized gain (loss) on securities	-	1	(4)	2
Unrealized loss on derivatives	(3)	(1)	(3)	(2)
Foreign currency translation adjustments	(14)	(1)	(19)	38
Minimum pension liability	-	(3)	-	(3)
Comprehensive earnings	$ 99	$ 20	$ 205	$ 42

Note 11.  Earnings Per Share

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

	Third Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
$ Millions, except per share amounts	2004	2003	2004	2003

Net earnings for basic EPS:	$ 116.0	$ 24.3	$ 231.3	$ 6.9
Dilutive effect of preferred securities dividends, net of tax	3.3	3.4	9.8	-
Net earnings for diluted EPS	$ 119.3	$ 27.7	$ 241.1	$ 6.9

Weighted average shares outstanding:
Basic EPS	42.8	39.4	41.8	39.0
Dilutive effect of stock compensation awards	.7	.2	.6	.2
Dilutive effect of preferred securities conversion	6.3	6.3	6.3	-
Diluted EPS	49.8	45.9	48.7	39.2

Net earnings per share:
Basic	$ 2.71	$ 0.62	$ 5.54	$ 0.18
Diluted	$ 2.40	$ 0.60	$ 4.95	$ 0.18

The weighted average diluted common shares outstanding for the third quarter ended September 26, 2004 and September 28, 2003, exclude the effect of approximately 8,000 and 2.0 million common stock options respectively, since such options have an exercise price in excess of the average market value of Cummins common stock for the respective periods.

The weighted average diluted common shares outstanding for the nine months ended September 26, 2004 and September 28, 2003, exclude the effect of approximately 440,000 and 4.1 million common stock options respectively, since such options have an exercise price in excess of the average market value of Cummins common stock for the respective periods.

The weighted average diluted common shares outstanding for the nine months ended September 28, 2003, exclude the effect of 6.3 million shares attributable to the conversion of our Preferred Securities of Subsidiary Trust since the impact would have been anitdilutive.

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

Prior to January 1, 2004, intersegment transfers between the Engine segment and the Power Generation segment and between the Filtration and Other segment and the Engine segment were reported at cost and no sale reported by the transferor segment.  Beginning January 1, 2004, this intersegment activity is reflected in the sales and unit shipments of the transferor segments at a market-based transfer price discounted for certain items; further, certain intersegment cost allocations to the transferor segments have been eliminated.  We believe this change allows our segment management to focus on those pricing decisions and cost structuring actions that are within their control.  As a result of the change, for the third quarter and nine month periods ended September 26, 2004, Engine segment sales increased $140 million and $357 million, respectively, Filtration and Other segment sales increased $53 million and $153 million, respectively, Power Generation segment sales decreased $14 million and $31 million, respectively, and sales eliminations increased $179 million and $479 million, respectively.  In addition, certain engines made by the Engine segment and sold to International Distributors through Power Generation were previously recorded as sales to Power Generation; however under the new methodology Power Generation records a sales commission.  The net impact of this change did not have a material effect on segment EBIT for any of our segments.  Segment results for the prior year periods have not been restated for this change as it would be impracticable to do so.

We use segment EBIT (defined as earnings before interest, taxes, minority interests, preferred dividends and cumulative effects of change in accounting principles) as the primary basis for our CODM to evaluate the performance of each operating segment. Segment amounts exclude certain expenses not specifically identifiable to segments.

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

                A summary of operating results and net assets by segment for the three and nine month periods are shown below:

$ Millions	Engine	Power Generation	Filtration and Other	International Distributor	Eliminations	Total
Third quarter ended September 26, 2004
Net sales	$ 1,438	$ 502	$ 369	$ 215	$ (330)	$ 2,194
Segment EBIT	96	17	21	12	-	146
Net assets	1,317	626	766	186	-	2,895
Third quarter ended September 28, 2003
Net sales	$ 942	$ 363	$ 255	$ 174	$ (100)	$ 1,634
Segment EBIT	36	-	16	9	-	61
Net assets	913	474	664	174	-	2,225
Nine months ended September 26, 2004
Net sales	$ 3,970	$ 1,339	$ 1,085	$ 606	$ (911)	$ 6,089
Segment EBIT	227	42	69	34	-	372
Nine months ended September 28, 2003
Net sales	$ 2,647	$ 937	$ 774	$ 479	$ (277)	$ 4,560
Segment EBIT	38	(29)	61	27	-	97

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Third Quarter Ended		Nine Months Ended
$ Millions	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Segment EBIT	$ 146	$ 61	$ 372	$ 97
Less:
Interest expense	28	25	82	65
Provision (benefit) for income taxes	(4)	9	44	5
Minority interest in earnings of consolidated subsidiaries	6	3	15	9
Dividends on preferred securities of subsidiary trust	-	-	-	11
Net earnings	$ 116	$ 24	$ 231	$ 7

Net assets for operating segments	$2,895	$ 2,225
Liabilities deducted in arriving at net assets	3,040	2,539
Minimum pension liability excluded from net assets	(698)	(624)
Deferred tax assets not allocated to segments	903	820
Debt-related costs not allocated to segments	28	26
Total assets	$ 6,168	$ 4,986

Note 13.  (Benefit) Provision for Income Taxes

Our effective tax rate is normally below the U.S. corporate income tax rate of 35 percent primarily because of research tax credits and reduced taxes on export sales.  During the first half of 2004, our financial results reflected an estimated effective tax rate of 28 percent.  During the third quarter, as a result of continued earnings improvement and improved outlook, we reassessed the treatment of certain foreign tax credits previously recognized as tax deductions and determined they could be used as future tax credits.  The favorable treatment of these tax credits resulted in reducing our 2004 estimated annual effective tax rate from 28 percent to 21 percent.  The retroactive effect of reducing the tax rate favorably impacted our third quarter tax expense by $12 million.  In addition, the improved earnings also resulted in a reassessment of our ability to realize state tax benefits from net operating losses generated in prior years.  Previously, we had provided a $16 million valuation allowance to reduce the recorded tax value of these losses.  We have now determined this allowance is no longer needed and the $16 million was recorded as a reduction of our third quarter income tax expense as required by U.S. GAAP.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

 This section should be read in conjunction with our Consolidated Financial Statements and related notes in the "Financial Statements" section of our 2003 Annual Report on Form 10-K.  As discussed below in the Business Segment Results section and in Note 12 to the Consolidated Financial Statements, for the third quarter and nine- month periods ended September 26, 2004, all intersegment activity reflects a change to market-based transfer pricing effective January 1, 2004.  Business Segment results for the prior year periods have not been restated for this change as it would be impracticable to do so.   All references to earnings per share amounts are reported on a diluted basis.   Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.  We have also provided a business outlook at the end of this section.

EXECUTIVE SUMMARY

      We are a global power leader comprised of four reportable complementary business segments: Engine, Power Generation, Filtration and Other, and International Distributors. Our businesses design, manufacture, distribute and service diesel and natural gas engines and related technologies, including fuel systems, controls, combustion air handling and filtration, emissions solutions and electrical power generation systems. Our products are sold to original equipment manufacturers (OEMs), distributors and other customers worldwide. Major OEM customers include DaimlerChrysler, PACCAR, International Truck and Engine Corporation (Navistar), Volvo, Komatsu, Ford, Volkswagen, and CNH Global. We serve our customers through more than 680 company-owned and independent distributor locations in 137 countries and territories. Our business units share technology, customers, strategic partners, brands and our distribution network.

Our financial performance is affected by the cyclical nature and varying conditions of the markets we serve, particularly the automotive, construction and general industrial markets. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in crude oil prices (fuel costs), freight tonnage, interest rate levels, non-residential construction spending and general industrial capital spending. Economic downturns in the markets we serve generally result in reductions in sales volume and pricing of our products and reduce our earnings and cash flow.

Our net earnings in the third quarter of 2004 were $116 million, or $2.40 per share, on record sales of $2.194 billion, compared to net earnings of $24 million, or $0.60 per share, on sales of $1.634 billion in the same period last year.  Net earnings for the current quarter benefited from a reduction in the estimated annual effective tax rate from 28 percent to 21 percent and also included a one-time $16 million reversal of valuation allowances related to state net operating losses.  The improvement in earnings was driven by a 34 percent sales increase, primarily from our Engine Business and record sales at our Power Generation Business.  Both segments experienced continued strong demand across respective automotive and industrial markets, with particularly strong demand in the North American heavy-duty truck market where sales were double those from the same period last year.  Sales in the third quarter of 2004 also increased in the Filtration and Other and International Distributor businesses compared to the same period last year reflecting substantial improvement in demand and business conditions.

Our Power Generation Business has been adversely affected by excess inventory in the market coupled with extreme pricing pressure and low volumes during the past two years.  During the third quarter and first nine months of 2004, progress in the domestic economic recovery and commercial demand in China and the Middle East resulted in solid growth with increased demand for mid-sized and large generator sets and alternators providing improved performance in this business segment.  The consumer business, especially sales of generator sets for Recreational Vehicles, has also been very strong throughout 2004.

Our Filtration and Other Business achieved significant sales growth in the third quarter of 2004, primarily in North America, and our International Distributor Business reported strong sales with increased revenue at all of our distributor locations.  Earnings of our joint ventures and equity method investees also increased significantly in the third quarter of 2004 compared to the same period last year, primarily from the expansion of our joint venture in China, DCEC, in the second quarter of 2003 and from higher earnings at North American distributors.

On March 28, 2004, we adopted certain provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," (FIN 46R) which were effective in the first quarter of 2004.  The adoption of this interpretation resulted in the first quarter balance sheet consolidation of three joint venture entities previously reported under the equity method of accounting.  In addition, the ownership of a distributor previously accounted for under the equity method of accounting was restructured during the second quarter resulting in its consolidation under FIN 46R.  The financial impact of consolidating these entities increased total assets by $321 million, total debt by $127 million and total sales by $83 million but had no impact on net earnings.  We do not expect the consolidation of these entities to significantly impact future period net earnings or affect any of our debt covenants.

RESULTS OF OPERATIONS

Net Sales

Net sales for our four business segments during the comparative interim periods follow:

	Third Quarter		Nine Months
	September 26,	September 28,	September 26,	September 28,
$ Millions	2004	2003	2004	2003
Engine	$ 1,438	$ 942	$ 3,970	$ 2,647
Power Generation	502	363	1,339	937
Filtration and Other	369	255	1,085	774
International Distributor	215	174	606	479
Elimination of intersegment revenue	(330)	(100)	(911)	(277)
	$ 2,194	$ 1,634	$ 6,089	$ 4,560

Three of our four business segments had record sales in the third quarter of 2004 with increased demand across nearly every market segment.  Engine Business sales increased 53 percent compared to the prior year period (38 percent excluding the change in transfer pricing) primarily due to higher heavy-and medium-duty truck engine shipments, increased shipments to Chrysler of light-duty engines for the Dodge Ram truck and higher engine volumes for industrial and stationary power applications.  Engine sales to automotive markets were up 41 percent compared to third quarter last year with increased demand in all market segments except for recreational vehicles.  Power Generation sales increased 38 percent compared to the prior year's quarter, buoyed by strong demand for generator sets and alternators in international markets and continued robust demand for RV and other consumer power generation products.  Filtration and Other sales increased 45 percent (24 percent excluding the change in transfer pricing) with improvement across most markets, but primarily from North American OEMs.  Sales in the International Distributor Business increased 24 percent compared to the third quarter last year with moderate increases in parts and service and strong demand for power generation products.

For the first nine months of 2004, Engine sales were up 50 percent (36 percent excluding the change in transfer pricing) compared to the same period last year, as most market segments experienced strong demand in all automotive markets.  Power Generation sales were up 43 percent for the first nine months of 2004 with recovery in most markets occurring sooner than expected.  Sales in Filtration and Other increased 40 percent in the first nine months of 2004 (20 percent excluding the change in transfer pricing) compared to a year earlier reflecting strong demand and increased market share.  Sales in International Distributor increased 27 percent year-over-year with improvement across most geographic regions including increased demand for power generation products internationally.

Gross Margin

Our gross margin was $434 million in the third quarter of 2004 compared to $293 million in the same period last year, with related gross margin percentages of 19.8 percent and 17.9 percent, respectively.  The increase in gross margin resulted from higher volumes across all of our business segments, including the absorption impact on fixed manufacturing costs from higher North American automotive shipments and the favorable impact of cost reductions ($199 million).  The improvement in gross margin was partially offset by the impact of higher commodity prices, primarily steel and copper, net of price realization ($17 million), increased product coverage expense as a result of higher volumes ($12 million), inefficiencies resulting from higher volumes, including premium freight charges and overtime ($23 million) and a one-time charge for inventory valuation ($9 million).

Gross margin for the first nine months of 2004 was $1.207 billion, or 19.8 percent of net sales, compared to $787 million, or 17.3 percent of net sales, in the same period last year.  Most of the increase in gross margin year-over-year was a result of higher engine shipments, particularly to North American automotive markets and higher sales across our other three businesses ($383 million), related absorption benefit on fixed manufacturing costs ($104 million), and the impact of favorable currency exchange rates ($15 million) partially offset by increased product coverage costs as a result of higher volumes ($54 million),  higher material costs for copper and steel, net of price realization ($32 million), inefficiencies resulting from higher volumes, including premium freight charges and overtime ($23 million) and a one-time charge for inventory valuation ($9 million).

Selling and Administrative

Total selling and administrative expenses was $260 million (11.9 percent of net sales) in the third quarter of 2004 compared to $208 million (12.7 percent of net sales) in the same period last year, or an increase of $52 million (25 percent).  Approximately $28 million of the increase was selling expenses (including $5 million from foreign currency translation) and $24 million was administrative expenses (including $2 million from foreign currency translation).  The increase in selling expenses resulted from higher compensation and fringe benefit costs, including variable compensation ($21 million), increases in marketing program expenses including travel and entertainment ($4 million) and other volume variable expenses that individually were not significant.  The increase in administrative expenses primarily results from increased compensation and fringe benefit expenses ($13 million), and other expenses including consulting fees that individually were not significant.  Foreign currency translation driven primarily by the Pound Sterling and Euro increased selling and administrative expenses $7 million in the third quarter of 2004 compared to 2003.    Approximately $18 million of the increase in selling and administrative expenses resulted from consolidating entities under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements).

Selling and administrative expenses during the first nine months of 2004 were $734 million (12.1 percent of net sales), compared to $603 million (13.2 percent of net sales), in the same period last year.  The increase of $131 million, or 22 percent, resulted from higher compensation expense and fringe benefits from incremental staffing, including variable compensation ($84 million), increased program marketing expense including travel and entertainment ($11 million), increased outside consulting services driven primarily by Sarbanes-Oxley project costs ($10 million) and other expenses that individually were not significant.  Foreign currency translation driven primarily by the Pound Sterling, Euro and Australian dollar increased selling and administrative expenses by $26 million for the first nine months of 2004 compared to 2003.

Research and Engineering Expenses

Total research and engineering expenses were $60 million (2.7 percent of net sales) in the third quarter of 2004, compared to $51 million (3.1 percent of net sales) in the same period last year.  A majority of the increase was a result of increased compensation and fringe benefit expenses, including variable compensation ($13 million) and higher spending on 2007 product development programs ($4 million), partially offset by decreases in other general research and development expenses, none of which were individually significant ($8 million).  The increase includes a $1 million unfavorable impact from foreign currency translation and $2 million from consolidating entities under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements.)

Research and engineering expenses during the first nine months of 2004 were $175 million (2.9 percent of net sales) compared to $148 million (3.2 percent of net sales) in the same period last year, or an increase of $27 million, or 18 percent.  A majority of the increase was attributable to increased compensation and fringe benefit expense, including variable compensation ($21 million), higher spending on prototype development for future products ($3 million) and other expenses that individually were not significant.  Included in the year-to-date increase was approximately $3 million attributable to the impact of foreign currency translation and $2 million from consolidating entities under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements).

Equity, Royalty and Other Income from Investees

Our earnings from joint ventures and equity method investees were $26 million in the third quarter of 2004, compared to earnings of $20 million in the same period last year, or an increase of $6 million.  The increase was attributable to improved earnings across most of our joint ventures, primarily our North American distributor joint ventures ($3 million), Chongqing Cummins Engine Company Ltd. ($1 million), our marine joint venture, Cummins Mercruiser ($1 million) and Tata Cummins Limited ($1 million).

Year-to-date earnings from joint ventures and equity method investees were $73 million in the first nine months of 2004, compared to $44 million in the same period last year, or a $29 million increase.  The increase results from earnings improvement at most of our joint ventures, primarily from our expanded joint venture in China, DCEC, ($13 million) and North American distributor joint ventures ($8 million).  Income from royalties and technical fees during the first nine months of 2004 were $8 million compared to $4 million in the same period last year, including a one-time $2 million accrual for royalty fees from a China joint venture in the second quarter of 2004.

Interest Expense

Interest expense was $28 million in the third quarter of 2004, an increase of $3 million compared to $25 million in the same period last year.  Interest expense for the first nine months of 2004 was $82 million compared to $65 million in the same period last year, or an increase of $17 million.  The increase in interest expense for the third quarter was primarily from interest on capital leases related to information technology equipment ($2 million) and the consolidation of entities under the provisions of FIN 46R ($2 million).  The year-to-date increase was mostly attributable to the adoption of Statement of Financial Accounting Standards No 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This standard required prospective classification of dividends on our preferred securities as interest expense in our Consolidated Statement of Earnings effective July 1, 2003.  Including dividends on our preferred securities, interest expense increased $6 million in the first nine months of 2004 compared to the prior year period.  The year-to-date increase was primarily from interest on capital leases ($4 million) and the consolidation of entities under FIN 46R ($3 million).  The preferred securities are no longer reported as an obligation in our Consolidated Balance Sheet due to the adoption of FIN 46R (see Notes 2 and 9 of our 2003 Annual Report on Form 10-K), rather, the convertible subordinated debentures issued by us and which are the sole assets of the trust that issued the securities, are now classified as long-term debt in our Consolidated Balance Sheet.

Other Income, net

Other income and expense was a net $6 million of income in the third quarter of 2004 compared to a net $7 million of income in the same period last year.  On a year-to-date basis, other income and expense was a net $1 million of income in the first nine months of 2004 compared with a net $17 million of income in the same period last year, or a $16 million decrease.  The major components of other income and expense, classified as either operating or non-operating, are disclosed in Note 9 to the Consolidated Financial Statements.

 (Benefit)  Provision for Income Taxes

Our income tax benefit in the third quarter of 2004 was $4 million, compared to an income tax provision of $9 million in the same period last year.  For the first nine months of 2004, our income tax provision was $44 million compared to an income tax provision of $5 million for the same period last year.

Our effective tax rate is normally below the U.S. corporate income tax rate of 35 percent primarily because of research tax credits and reduced taxes on export sales.  During the first half of 2004, our financial results reflected an estimated effective tax rate of 28 percent.  During the third quarter, as a result of continued earnings improvement and improved outlook, we reassessed the treatment of certain foreign tax credits previously recognized as tax deductions and determined they could be used as future tax credits.  The favorable treatment of these tax credits resulted in reducing our 2004 estimated annual effective tax rate from 28 percent to 21 percent.  The retroactive effect of reducing the tax rate favorably impacted our third quarter tax expense by $12 million.  In addition, the improved earnings also resulted in a reassessment of our ability to realize state tax benefits from net operating losses generated in prior years.  Previously, we had provided a $16 million valuation allowance to reduce the recorded tax value of these losses.  We have now determined this allowance is no longer needed and the $16 million was recorded as a reduction of our third quarter income tax expense as required by U.S. generally accepted accounting principles.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interest in our consolidated operations was $6 million in the third quarter of 2004 compared to $3 million in the same period last year.  For the first nine months of 2004, minority interest was $15 million compared to $9 million in the same period last year.  The increase in minority interests was primarily from higher earnings at Wuxi Holset, a 55 percent owned-subsidiary, Cummins India Limited, a 51 percent owned-subsidiary, and Usina Termelectrica de Anapolis Ltda, a 50.1 percent owned-subsidiary of Cummins Brasil that provides energy to the Brazilian government.

Dividends on Preferred Securities

            Dividends on our preferred securities were $11 million for the first nine months of 2003.  Effective July 1, 2003, these dividends were prospectively classified as interest expense in our Consolidated Statements of Earnings in accordance with a new accounting standard, SFAS No. 150.  A description of the preferred securities is provided in Note 9, "Convertible Preferred Securities of Subsidiary Trust" of our Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.

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

Prior to January 1, 2004, intersegment transfers between the Engine segment and the Power Generation segment and between the Filtration and Other segment and the Engine segment were reported at cost and the transferor segment did not report a sale.  Effective January 1, 2004, this intersegment activity is reflected in the sales of the transferor segments at a market-based transfer price discounted for certain items.  Unit shipments are also reflected in the sales volumes of the transferor segments.  Certain intersegment cost allocations to the transferor segments have also been eliminated.  We believe this change allows our segment management to focus on those pricing decisions and cost structuring actions within their control.  As a result of the change, third quarter and year-to-date 2004 Engine Business sales increased $140 million and $357 million, respectively, Filtration and Other Business sales increased $53 million and $153 million, respectively, Power Generation Business sales decreased $14 million and $31 million, respectively, and sales eliminations increased $179 million and $479 million, respectively.  The net impact of this change did not have a material effect on segment EBIT for any of our segments.

A discussion of business results for our business segments follows.  Financial information related to our business segments can also be found in Note 12 to the Consolidated Financial Statements.

Engine

                 Net sales and segment EBIT for the Engine Business were as follows:

	Third Quarter		Nine Months
	September 26,	September 28,	September 26,	September 28,
$ Millions	2004	2003	2004	2003
Net sales	$ 1,438	$ 942	$ 3,970	$ 2,647
Segment EBIT	96	36	227	38

               Total net sales for the Engine Business increased $496 million, or 53 percent, (includes $140 million attributable to the change in intersegment transfer pricing in 2004) compared to sales in the third quarter of 2003.  Over one-third of the sales improvement was from engine sales to North American heavy-duty truck OEMs.  Sales also increased to the medium-duty truck market (up 29 percent) and strong sales demand continued for shipments of our ISB engine to Chrysler for the Dodge Ram truck (up 26 percent).  Total automotive-related engine sales were 41 percent higher than third quarter a year ago and represented 67 percent of total Engine Business sales compared to 72 percent in the same period last year.

Segment EBIT for the Engine Business was $96 million in the third quarter of 2004 compared to $36 million in the same period last year.  The improved earnings resulted from higher gross margin from increased engine volumes and the accompanying benefits of fixed cost absorption at our manufacturing plants ($109 million), partially offset by higher product coverage expense from the increased volumes ($12 million) and a one-time adjustment related to a charge for inventory valuation ($9 million), higher earnings from joint ventures ($5 million), partially offset by increases in selling and administrative expenses ($28 million) and research and development expenses ($6 million).    The increase in joint venture income was attributable to higher royalties, primarily from joint ventures in China, and earnings from our North American distributorships. The increase in selling and administrative expenses is primarily from higher compensation and fringe benefits, including variable compensation ($10 million) and consolidation of a distributorship as a variable interest entity ($7 million), increased outside consulting services primarily due to Sarbanes-Oxley project costs ($5 million) and other volume variable spending, none of which individually were significant.  The increase in research and development expenses resulted from higher incentive compensation ($2 million) and development costs for midrange, heavy-duty and high-horsepower engines ($4 million).

                For the first nine months of 2004, Segment EBIT for Engine was $227 million, compared to $38 million in the same period last year.  The overall increase in earnings year-over-year was largely driven by the economic recovery, with higher engine volumes across all markets and the accompanying gross margin benefits of higher absorption of fixed manufacturing costs as well as higher earnings from joint ventures.

A summary and discussion of net sales for the Engine Business by market application follows:

	Third Quarter		Nine Months
	September 26,	September 28,	September 26,	September 28,
$ Millions	2004	2003	2004	2003
Heavy-duty Truck	$ 466	$ 278	$ 1,252	$ 780
Medium-duty Truck and Bus	195	140	552	403
Light-duty Automotive	299	264	877	714
Industrial and Power Generation	478	260	1,289	750
	$ 1,438	$ 942	$ 3,970	$ 2,647

The Engine Business shipped 106,500 engines in the third quarter of 2004, an increase of 24,400 units, or 30 percent compared to the same period last year.  Unit shipments to automotive related markets increased 32 percent, shipments to industrial markets were up 24 percent and shipments to power generation markets increased 11 percent.  For the first nine months of 2004, shipments for the Engine Business increased 31 percent compared to the same period last year with automotive shipments up 32 percent, industrial shipments up 30 percent and shipments to power generation markets up 17 percent.

A summary of shipments by engine classification (excluding unit shipments to Power Generation in 2004) is shown in the table below:

	Third Quarter		Nine Months
	September 26,	September 28,	September 26,	September 28,
Unit shipments	2004	2003	2004	2003
Midrange	83,900	69,400	247,800	198,900
Heavy-duty	21,500	11,800	56,600	33,100
High-horsepower	1,100	900	3,200	2,600
	106,500	82,100	307,600	234,600

Heavy-duty Truck

Sales to the heavy-duty truck market increased $188 million, or 68 percent, in the third quarter of 2004 compared to sales in the same period last year.  The increase was primarily attributable to a strong recovery in the North American truck market with increased third quarter demand and higher market share.  Total global shipments of heavy-duty truck engines increased 97 percent in the third quarter of 2004 compared to the same period last year.  The variance between the sales percentage increase and the volume percentage increase was attributable to the mix of engine sales versus service part sales.  Sales of service part sales increased 28 percent compared to third quarter 2003, but were a lower percent of total sales in the current quarter.  Unit shipments to the North American OEMs were up 119 percent compared to the same period last year driven by higher demand and higher market share while unit shipments of heavy-duty engines to international locations were up 15 percent, with higher sales to OEMs in Mexico, Australia and Asia, more than offsetting sales declines in Europe.

Sales to the heavy-duty truck market in the first nine months of 2004 increased $472 million, or 61 percent compared to the same period last year.  Total shipments of heavy-duty truck engines increased 88 percent in the first nine months of 2004 compared to the same period last year with unit shipments to the North American heavy-duty truck market up 101 percent and shipments to international markets up 28 percent.  The sales increase was primarily driven by improved market share and the recovery in the North American truck market as OEMs raised build rates to meet the growing demand from truck fleets replacing aging equipment and adding capacity.

 We now have 70,000 EPA-certified, heavy-duty engines compliant to the 2002 2.5g/bhp-hr NOx (2.5 grams of oxides of nitrogen per brake horsepower) standard in service with an accumulation of 5.1 billion miles of experience.  These new engines continue to perform well for our customers and our share of the North American heavy-duty truck market increased from 21.5 percent in 2003 to 27 percent through August 2004, based upon data published by an independent market research firm.

Medium-duty Truck and Bus

Medium-duty truck and bus revenues increased $55 million, or 39 percent, in the third quarter of 2004 compared to the same period last year, reflecting strong demand from OEMs.  Unit shipments to the North American medium-duty truck market were up 74 percent above the same period last year, while shipments to international markets increased 47 percent, primarily to OEMs in Latin America and Europe.  Bus engine shipments rebounded in the third quarter of 2004 and were up 35 percent worldwide compared to the same period last year, with a 45 percent increase in shipments to North American OEMs, and a 31 percent increase in international shipments, with higher demand in most of Asia partially offset by lower shipments to India and Europe.

Medium-duty truck and bus revenues in the first nine months of 2004 were up $149 million, or 37 percent, compared with the same period last year, driven primarily from increased demand in the North American truck market.  Shipments of medium-duty truck engines were up 92 percent to North American OEMs and up 27 percent to international OEMs during the same period while shipments of bus engines were down 1 percent in North America and down 3 percent to international locations.

Light-duty Automotive

Sales of light-duty automotive engines increased $35 million, or 13 percent, in the third quarter of 2004 compared to the same period last year.  Total shipments increased 15 percent compared to the same period last year.  Unit shipments to Daimler Chrysler for the Dodge Ram truck were 38,200 engines, up 11 percent compared to the same period last year, driven by strong demand and market share improvement in diesel powered truck sales.  Sales to recreational vehicle OEMs decreased 35 percent in the third quarter of 2004 compared to the same period last year with shipments down 36 percent due primarily to unusually high sales in 2003 in advance of new product introductions.

 Sales of light-duty automotive engines increased $163 million, or 23 percent in the first nine months of 2004 compared to the same period last year.  Most of the increase was driven by strong demand for Dodge Ram truck engines with shipments up 20 percent in the first nine months compared to the same period last year.  Engine shipments to recreational vehicle (RV) OEMs decreased 8 percent in the first nine months of 2004 compared to the same period last year partially as a result of higher shipments in 2003 in advance of new product introductions and slightly lower market share in 2004.

Industrial and Power Generation

Engine sales to the construction, mining, marine, agricultural, oil and gas, government and rail markets and Power Generation were up $218 million, or 84 percent, in the third quarter of 2004 compared to the same period last year (includes $140 million attributable to the change in transfer pricing in 2004) .  Approximately 43 percent of total industrial engine shipments were to North American markets and 57 percent to international markets compared to 37 percent and 63 percent, respectively, a year ago.  Sales to the construction equipment market increased 12 percent year-over-year with engine shipments to North American OEMs up 36 percent and shipments to international OEMs up 13 percent, primarily in Korea and Latin America.  Sales to the agricultural equipment market increased 69 percent in the third quarter of 2004 compared to the same period last year, with a 73 percent increase in shipments to North American OEMs and an 11 percent increase in shipments to international OEMs.  Sales of our high-horsepower series engines to mining OEMs increased 51 percent in the third quarter of 2004 compared to the same period last year, primarily due to higher metal and coal prices, with shipments in North America up 89 percent and international shipments up 46 percent, primarily to Russia and CIS (Commonwealth of Independent States).  Sales to the commercial marine market increased 22 percent in the third quarter of 2004 compared to the same period last year, while unit shipments were also up 22 percent.  Engine shipments to the oil and gas market increased significantly in the third quarter of 2004 compared to a low base in the same period last year, primarily due to market share penetration in North America with our QSK series engine.  Sales to government markets, primarily military applications, increased 78 percent in the third quarter of 2004 compared to the same period last year, with strong demand for service parts sales to domestic locations.  Sales to the rail equipment market, primarily international railcar builders, increased 44 percent in the third quarter of 2004 compared to the same period last year, indicating strong demand in this sector.

                For the first nine months of 2004, Industrial and Power Generation sales were up 72 percent compared to the same period last year, (includes $357 million for the change in transfer pricing) primarily due to strong demand across most market segments as the capital goods sector of the economy recovers.  The sales increase, excluding the impact of the change to transfer pricing, was split between domestic and international locations with sales to domestic OEMs up 38 percent and sales to international OEMs up 28 percent, with strong sales to construction OEMs in both markets, up 14 percent globally compared to the same period last year.

Power Generation

            Net sales and Segment EBIT for Power Generation were as follows:

	Third Quarter		Nine Months
	September 26,	September 28,	September 26,	September 28,
$ Millions	2004	2003	2004	2003
Net sales	$ 502	$ 363	$ 1,339	$ 937
Segment EBIT	17	-	42	(29)

Sales in the Company's Power Generation Business increased $139 million, or 38 percent, in the third quarter of 2004 compared to the same period last year (excludes $14 million attributable to the change in intersegment transfer pricing).  Approximately $51 million of the sales increase resulted from consolidating entities under the provisions of FIN 46R and the remainder was primarily driven by improved economic conditions in the commercial, consumer and alternator product markets.  Unit sales of generator drives, generator sets, alternators and sales to the consumer and mobile/RV markets increased significantly in the third quarter of 2004 compared to the same period last year as a result of increased demand.

                Segment EBIT for Power Generation was $17 million in the third quarter of 2004, compared to break-even results in the same period last year.  A majority of the improvement was attributable to higher gross margin from increased sales volume and absorption benefits ($32 million), earnings from joint ventures ($1 million), and lower research and engineering expenses ($1 million) partially offset by increased selling and administrative expenses ($15 million), primarily a result of the consolidation of AVK and SEG and higher variable compensation costs.  In the third quarter, we consolidated the results of two Newage operations, our AVK subsidiary and our SEG joint venture that were accounted for under the equity method in 2003.  The consolidation increased Power Generation's sales $51 million but did not impact segment EBIT since both entities are currently performing at break-even.

          For the first nine months of 2004, Power Generation Segment EBIT was $42 million compared to a loss of $29 million in the same period last year.  Segment EBIT increased primarily from higher sales volume and related absorption benefits ($91 million), higher earnings from joint ventures ($5 million), lower research and development expenses ($6 million), partially offset by increased selling and administrative expenses ($26 million) and other items that individually were not significant.

A summary of engine shipments for Power Generation by engine category follows:

	Third Quarter		Nine Months
	September 26,	September 28,	September 26,	September 28,
Unit shipments	2004	2003	2004	2003
Midrange	4,300	4,400	11,500	11,000
Heavy-duty	1,700	1,400	4,600	3,600
High-horsepower	2,000	1,500	5,200	3,700
	8,000	7,300	21,300	18,300

Total unit sales of power generation equipment increased 700 units, or 10 percent, in the third quarter of 2004 compared to the same period last year.  While unit sales of midrange powered generator drive engines declined 17 percent in the third quarter of 2004 unit sales of midrange generator sets were up 24 percent with strong demand from international customers, especially in East Asia.  Total unit sales of power generation equipment with heavy-duty engines increased 300 units, or 21 percent, compared to the same period last year.  Unit shipments of heavy-duty powered generator drive engines were up 8 percent from the same period last year, while unit sales of heavy-duty generator sets increased 45 percent, with a majority of the increase to international locations, especially Asia and the Middle East.  Shipments of power generation equipment with high-horsepower engines that typically have higher per unit sales values, increased 500 units, or 33 percent compared to the same period last year.  Unit sales of high-horsepower generator drive engines increased 48 percent year-over-year, while unit sales of high-horsepower generator sets increased 35 percent year-over-year, primarily due to strong demand from the Middle East, Mexico, and East Asia.  Sales of alternators were also strong, up 170 percent in the third quarter with increased unit sales to the Middle East, India and China (including $51 million in sales from the consolidation of AVK SEG).  Sales of consumer generator products increased 13 percent compared to the same period last year, led by sales to the RV market based on strong demand and market penetration.

The overall sales increase of power generation equipment in the third quarter and first nine months of 2004 is attributable to moderate improvement in North American commercial markets as well as robust growth and demand in international markets, including China, Latin America and the Middle East.

Filtration and Other

            Net sales and Segment EBIT for Filtration and Other were as follows:

	Third Quarter		Nine Months
	September 26,	September 28,	September 26,	September 28,
$ Millions	2004	2003	2004	2003
Net sales	$ 369	$ 255	$ 1,085	$ 774
Segment EBIT	21	16	69	61

Third quarter 2004 marked a record sales quarter for this segment reflecting demand improvement from OEMs and increased market share as economic conditions improve.  Revenues increased $114 million, or 45 percent, in the third quarter of 2004 (includes $53 million attributable to the change in intersegment transfer pricing in 2004).  A majority of the increase was volume related and reflects strong OEM demand for most filtration and exhaust products.  Sales of filtration and exhaust products in the U.S. increased 19 percent while international sales increased 16 percent with strong demand in Europe/CIS.  Sales of our Holset turbocharger subsidiary (excluding the impact of intersegment transfers) increased 49 percent in the third quarter of 2004 compared to the same period last year with higher aftermarket sales to OEMs, and sales to joint ventures, particularly China.  Approximately 4 percent of the sales increase for this segment was related to favorable movement in foreign currency exchange rates.

For the first nine months of 2004, revenues were up $311 million, or 40 percent (including $153 million attributable to the change in intersegment transfer pricing).  Third quarter 2004 marked a record sales quarter for this segment reflecting demand improvement from OEMs and increased market share as economic conditions improve.  Geographically, sales of filtration and exhaust products increased in most regions with sales up 16 percent in North America in the first nine months of 2004 and international sales up 13 percent compared to the same period last year.  Revenues from the Holset turbocharger business were up 48 percent in the first nine months of 2004 compared to the same period last year (excluding the impact of intersegment transfers).

            Segment EBIT for Filtration and Other increased $5 million in the third quarter of 2004 compared to the same period last year.  Improved earnings at Holset and higher sales volume in the filtration component contributed an incremental $26 million in gross margin but was partially offset by higher steel prices used in manufacturing filters and exhaust products ($5 million), production inefficiencies from capacity constraints ($9 million), higher selling, administrative and research and engineering expenses ($9 million), unfavorable impact of foreign currency exchange rates ($1 million), and other items that individually were not significant.

For the first nine months of 2004, Segment EBIT increased $8 million compared to the same period last year.  A majority of the increase was a result of gross margin improvement due to higher volumes and absorption benefit ($41 million), higher income from joint ventures ($1 million), other income ($2 million) and other items that individually were not significant, partially offset by higher steel prices, and higher selling, administrative and research and engineering expenses ($36 million).

International Distributor

            The net sales and segment EBIT for International Distributor were as follows:

	Third Quarter		Nine Months
	September 26,	September 28,	September 26,	September 28,
$ Millions	2004	2003	2004	2003
Net sales	$ 215	$ 174	$ 606	$ 479
Segment EBIT	12	9	34	27

Net sales for International Distributor increased $41 million, or 24 percent, in the third quarter of 2004 compared to the same period last year.  Approximately one-half of the sales increase was attributable to sales of parts and service with increases at almost all locations.  Sales of power generation equipment accounted for approximately 20 percent of the sales increase with strong sales at our Hong Kong, Korea and U.K. distributors.  Engine sales, representing approximately 22 percent of the sales increase, were strong across most locations with significant increases at distributorships in India, Singapore and Europe/CIS.  Approximately $8 million of the sales increase was attributable to the favorable impact of foreign currency exchange rates.

For the first nine months of 2004, sales were up $127 million, or 27 percent, compared to the same period last year.  Sales of engines, parts and service at distributorships in the South Pacific, Europe and Asia were strong during the first nine months of 2004 as were sales of power generation equipment with strong demand at our Dubai and Hong Kong distributorships.  Approximately 17 percent of the year-to-date sales increase was attributable to the favorable impact of foreign currency exchange rates, primarily in the first and third quarters of 2004.

Segment EBIT for International Distributor increased $3 million, or 33 percent, compared to the same quarter last year and were up $7 million or 26 percent for the first nine months of 2004 compared to 2003.  The increase in earnings for the third quarter and first nine months of 2004 was primarily attributable to improved gross margins from higher sales volume of engines, parts, and service ($6 million and $17 million, respectively), partially offset by increased selling and administrative expenses ($4 million and $12 million, respectively), the unfavorable impact of foreign currency exchange ($1 million and $4 million, respectively) and other miscellaneous items that individually were not significant.

Geographic Markets

Sales to international markets increased $300 million, or 39 percent, in the third quarter of 2004 compared to the same period last year and were 48 percent of total net sales compared to 47 percent of total net sales a year ago.  A summary of net sales by geographic territory for the comparative interim periods follows:

	Third Quarter		Nine Months
	September 26,	September 28,	September 26,	September 28,
$ Millions	2004	2003	2004	2003
United States	$ 1,133	$ 873	$ 3,205	$ 2,429

Asia/Australia	377	292	1,079	805
Europe/CIS	303	204	787	618
Mexico/Latin America	149	130	402	328
Canada	148	64	382	217
Africa/Middle East	84	71	234	163
Total International	1,061	761	2,884	2,131
	$ 2,194	$ 1,634	$ 6,089	$ 4,560

 Sales to the Asia/Australia region increased $85 million, or 29 percent, compared to same period last year, and were up $274 million, or 34 percent, for the first nine months of 2004, primarily on the strength of increased shipments to construction OEMs in Southeast Asia and strong demand for power generation equipment in Southeast Asia and Australia.  Sales to Europe/CIS, representing 29 percent of international sales and 14 percent of worldwide sales, increased $99 million, or 49 percent, in the third quarter of 2004 compared to the same period last year and were up $169 million, or 27 percent, for the first nine months of 2004 due to increased engine shipments to European OEMs and strong demand for filtration products.  Sales to Mexico/Latin America, representing 14 percent of international sales, increased $19 million, or 15 percent, in the third quarter of 2004 and were up $74 million, or 23 percent, for the first nine months of 2004 from increased shipments of medium-duty engines to automotive and construction equipment OEMs in South America, primarily Brazil.  Sales to Canada increased $84 million, or 131 percent, in the third quarter of 2004 and were up 76 percent for the first nine months of 2004 primarily due to strong sales of heavy-duty and midrange automotive engines.  Sales to the Africa/Middle East region increased $13 million, or 18 percent, in the third quarter of 2004 and were up $71 million in the first nine months of 2004 primarily driven by increased shipments of power generation equipment and sales at our South African and Dubai distributorships.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash provided by continuing operations is a major source of funding our working capital requirements. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we use periodic borrowings, primarily from our receivable sales program and our revolving credit facility, to fund working capital requirements.  As of September 26, 2004, there were no borrowings outstanding under our receivable sales program or our revolving credit facility.

In January 2004, we moved our receivable sales program to a different financial institution and modified its structure. A more complete description of this program, which discloses certain cash flows related to the program, is found below under the caption, "Off Balance Sheet Financing-Sale of Accounts Receivable" and in Note 4 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K. We also have various short and long-term credit arrangements available, which are discussed below and disclosed in Note 8, "Borrowing Arrangements," to the Consolidated Financial Statements also found in our 2003 Annual Report on Form 10-K.

We believe cash generated from operations, credit arrangements and our accounts receivable program provide us with the financial flexibility required to satisfy future short-term funding requirements for working capital, debt service obligations, capital spending, and projected pension funding.  Our next major cash payment obligation occurs in March 2005 when our 6.45% Notes with principal amount of $225 million mature. We expect to repay all or a portion of these Notes at their maturity date from internally generated cash flows and short-term credit facilities, if required.  We believe our liquidity at September 26, 2004, is adequate with cash and cash equivalents of $421 million, and $266 million available under our revolving credit facility that expires in November 2005.  In addition, we also have $200 million available under our three-year revolving accounts receivable program.

As of September 26, 2004, our total debt, including convertible subordinated debentures was $1.592 billion compared to $1.429 billion at December 31, 2003. Included in long-term debt at September 26, 2004 and December 31, 2003, was $81 million and $90 million, respectively, attributable to the consolidation of a leasing entity under the provisions of FIN 46R (see Notes 2 and 8 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K).  Also included in short-term and long-term debt at September 26, 2004, was $127 million from the consolidation of four joint ventures previously reported under the equity method of accounting and now consolidated under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements).  The consolidation of the leasing entity and the joint ventures is not expected to impact net earnings or any of our debt covenants in future periods.  Total debt, including our convertible subordinated debentures, as a percentage of our total capital, including total long-term debt, was 55.4 percent at September 26, 2004, compared to 60.1 percent at December 31, 2003.  Based on projected cash flows from operations and existing credit facilities, we believe we have sufficient liquidity to meet anticipated working capital, capital expenditures, debt and dividend requirements and pension funding in the foreseeable future.

Available Credit Capacity

The following table provides the components of available credit capacity at September 26, 2004:

$ Millions
Revolving credit facility	$ 266
Other domestic credit facility	10
International credit facilities accessible by local entities	106
International credit facilities accessible by corporate treasury	36
Accounts receivable	200
Total available credit capacity	$ 618

Cash Flows

Key elements of our cash flows during the interim periods follow:

	September 26,	September 28,
$ Millions	2004	2003
Net cash provided by operating activities	$ 368	$ 13
Net cash used in investing activities	(123)	(86)
Net cash provided by (used in) financing activities	69	(74)
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net increase (decrease) in cash and cash equivalents	$ 313	$ (144)

Operating Activities.  Cash from operations improved $355 million for the nine months ended September 26, 2004, compared to the same period last year, primarily due to increased net earnings ($224 million) and positive working capital impacts ($47 million).  Positive working capital impacts were primarily due to increases in accounts payable resulting from higher production levels and increased accrued expenses due to higher pension liabilities and variable compensation.  The increases in payables and accrued expenses were partially offset by increases in accounts receivable and inventory due to significant increases in net sales and production, respectively.

Cash from operations was also impacted by contributions to our pension plans and payments related to our postretirement benefit plans of $154 million in the first nine months of 2004 compared to $137 million in the same period last year.

Investing Activities.  Cash used in investing activities increased $37 million in the first nine months of 2004 compared to the same period last year.  The increase was primarily due to increased investment in and advances to equity investees ($22 million), acquisition of a business ($18 million for purchase of a distributorship), higher capital expenditures and software investment ($10 million) partially offset by net liquidations of marketable securities ($13 million).

Capital spending was $78 million for the first nine months of 2004 and $70 million in the period last year.  Our 2004 capital spending program is expected to be limited to $135 million to $145 million.   Capital spending activity in 2004 primarily includes equipment for new products and capacity increases in the Engine and Filtration segments.

Financing Activities.  Cash provided by financing activities was $69 million in the first nine months of 2004 compared to $74 million cash outflow for financing activities in the same period last year.  Most of the change was due to long-term debt payments on our $125 million 6.25% Notes that matured in March 2003 and an increase in cash proceeds from issuing common stock in 2004, primarily from the exercise of stock options, partially offset by lower borrowings under short-term credit agreements.

Cash and cash equivalents were $421 million at the end of the third quarter of 2004 compared to $108 million at the beginning of the year, or a net increase of $313 million in the first nine months of 2004.  Cash and cash equivalents decreased $144 million in the comparable period last year, primarily from the payment of our $125 million 6.25% Notes that matured in March 2003.

Cash payments of interest in the first nine months of 2004 and 2003 were $90 million and $73 million, respectively.

Cash payments of federal, state and foreign income taxes in the first nine months of 2004 and 2003 were $65 million and $30 million, respectively.

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements, contain restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in the third quarter or first nine months of 2004 to impede our compliance with these covenants.

Our current ratings and ratings outlook from each of the credit rating agencies are shown in the table below.  While there has been no change in our current ratings from those disclosed in our 2003 Form 10-K, all three of the rating agencies have upgraded their ratings outlook from Negative to Stable during the first nine months of  2004.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Ba2	Non-prime	Stable
Standard & Poor's	BB+	WR	Stable
Fitch	BB-	BB+	Stable

We do not believe a further downgrade of our credit rating would have a material impact on our financial results, financial condition or access to sufficient liquidity. However, one of our goals is to regain an investment grade credit rating from the rating agencies.  To achieve that goal, we have put significant management focus on improving earnings and cash flow and reducing borrowings.

Revolving Credit Facility

In November 2002, we entered into a revolving credit facility that replaced our prior revolving credit facility. The credit facility provides for aggregate borrowings of up to $385 million and is available on a revolving basis for a period of three years. The terms and conditions and financial covenants of the revolving credit facility are discussed in our 2003 Annual Report on Form 10-K under the "Liquidity and Capital Resources" section.   As of September 26, 2004, we were in compliance with all covenants of the agreement.

As of September 26, 2004, there were no borrowings outstanding under the revolving credit facility however; $119 million of letters of credit were outstanding under this agreement.

Off Balance Sheet Financing

Sale of Accounts Receivable

In December 2003, our sale of receivable program expired (See Off Balance Sheet Financing section of our 2003 Annual Report on Form 10-K).  In January 2004, we entered into a similar agreement with a different financial institution for a three-year revolving accounts receivable program. Under the terms of the new agreement, we sell an interest in a designated pool of trade receivables to a new, wholly-owned special purpose subsidiary, Cummins Trade Receivables, LLC (CTR). The program is similar to our previous program except that the financial institution purchases an interest in the receivables directly rather than utilizing a commercial paper conduit. The maximum amount of trade receivables that can be sold and outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in the new agreement that require us to maintain a minimum investment credit rating, however the terms of the agreement contain the same financial covenants as those described above under our revolving credit facility.  The amount of receivables sold during 2004 was insignificant and as of September 26, 2004, there were no amounts outstanding under this program.

Power Rent Lease Amendment

In June 2004, we amended a master lease agreement relating to a portion of our PowerRent rental fleet that is described in Note 18, "Leases," of our Consolidated Financial Statements in our 2003 Annual Report on Form 10-K.  The revised agreement requires us to retain full residual risk on equipment value at the end of the lease.  In addition, the agreement allows flexibility with regard to the geographic deployment of leased equipment in countries other than the U.S.  As a result of the revision, certain leases were classified as capital leases as of September 26, 2004.  The financial impact of this transaction increased our property, plant and equipment by $52 million (net of $5 million of deferred gains associated with the original sale-leaseback of the units to the lessor), our current maturities of long-term debt by $9 million and our long-term debt by $48 million.  The equipment will be depreciated over its estimated useful life.  We do not expect the reclassification of the leases to have a material impact on net earnings.

The change in lease classification did not materially change the amount disclosed as Contractual Cash Obligations or Other Commercial Commitments in our 2003 Annual Report on Form 10-K since a significant amount of PowerRent lease obligations were included in the disclosure as either operating leases or residual value guarantees.

In the fourth quarter of 2004, a non-cancelable lease term expires for another portion of our PowerRent rental fleet.

Financing Arrangements and Guarantees of Distributors, Residual Value Guarantees and Other Guarantees and Indemnifications

                U.S.  Distributors

                North American Distributors

                Since 1997 we have had an operating agreement with a financial institution that requires us to guarantee revolving loans, equipment term loans and leases, real property loans and letters of credit made by the financial institution to certain independent Cummins and Onan distributors in the United States, and to certain distributors in which we own an equity interest.  The agreement has been amended, supplemented or otherwise modified several times since 1997 and in the third quarter of 2004, we amended, restated and simplified the terms of the operating agreement.

                Under the amended and restated terms, our guarantee of any particular distributor financing is limited to the amount of the financing in excess of the distributor's "borrowing base." The "borrowing base" is equal to the amount that the distributor could borrow from the financial institution without our guarantee. Furthermore, if any distributor defaults under its financing arrangement with the financial institution, and the maturity of amounts owed under the agreement is accelerated, then we are required to purchase from the financial institution at amounts approximating fair market value certain property, inventory and rental generator sets manufactured by Cummins that are secured by the distributor's financing agreement.  As a result of the amendment and restatement, we are no longer required to backstop our financial guaranty with letters of credit.

                The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms.  As of September 26, 2004, we had $13 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $74 million.

Residual Value Guarantees-Leased Equipment

As more fully discussed in Note 18 to the Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K, we have various residual value guarantees on equipment leased under operating leases. The amounts of those guarantees at September 26, 2004, are summarized as follows:

$ Millions
PowerRent lease program	$ 49
Other residual guarantees	12
Total residual guarantees	$ 61

Other Guarantees and Contingencies

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including non-U.S. distributor financing, guarantees of third party debt and other miscellaneous guarantees. The maximum potential loss related to these guarantees was $22 million at September 26, 2004.

We also have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover tooling costs.  At September 26 2004, if we were to stop purchasing from each of these suppliers, the amount of the penalties would be approximately $42 million.  However, based on current purchasing forecasts, we do not anticipate paying any penalties under these contracts.

Indemnifications

Periodically, we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses.  These types of indemnifications are described in our 2003 Annual Report on Form 10-K.

Critical Accounting Estimates

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows.

Our Consolidated Financial Statements are prepared in accordance with U.S. GAAP which often requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our Consolidated Financial Statements.

Critical accounting estimates are those that: may have a material impact on our Consolidated Financial Statements; may require management to exercise significant judgment due to a high degree of uncertainty at the time estimates are made; may present alternatives where different estimates could reasonably have been used and the impact on our financial statements is material; or may involve changes in estimates which are reasonably likely to occur from period to period and the change has a material impact on our financial statements.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth in our 2003 Annual Report on Form 10-K with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the estimated liabilities for product coverage programs, accounting for income taxes and pension benefits and estimates related to our PowerRent program.  A discussion of these critical accounting policies may be found in the "Management's Discussion and Analysis" section of our 2003 Annual Report on Form 10-K.  Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2004.

Related Party Transactions

A discussion of the Company's related party transactions may be found in the "Management's Discussion & Analysis" section of the Company's 2003 Annual Report on Form 10-K.  A discussion of the effect of the Company's adoption of FIN 46R on the accounting for these transactions is presented in Note 2 to the Consolidated Financial Statements in this Form 10-Q Quarterly Report.

Business Outlook

With improved financial results during the first nine months of 2004, Cummins continues to benefit from a broad market recovery driven by improved economic conditions.  Most economic indicators continue to point toward a strong Cummins performance in the fourth quarter of 2004 with total revenues now expected to be more than 25 percent higher than 2003.  The North American heavy-duty truck market is in a strong recovery mode and sales and production increases are expected to continue in 2005 as aging fleets replace older equipment, demand for freight capacity improves, and fleet profitability increases resulting in increased sales of our emissions-mandated heavy-duty engines.  Our ISX and ISM emissions-equipped engines have performed as expected and are being well received among fleet owners as evidenced by our increased market share (up 5 ½ percent in 2004).  Currently, we estimate heavy-duty truck production in North America to be approximately 50 percent higher than 2003 production levels, and 10 percent higher than our previous outlook in July.  In 2005, we are expecting heavy duty production levels to increase within a 7-10 percent range above 2004 production.  We also expect sales of our emissions-compliant midrange engines to the medium-duty truck and recreational vehicle markets to increase in 2004, as economic indicators for these markets historically correlate with those of the heavy-duty market. Currently, worldwide medium-duty truck demand is estimated to increase 12 percent in 2004 with a 28 percent growth in North America.  In January 2004, we began supplying our re-engineered 5.9 liter turbo diesel engine for the 2004 1/2 model year Dodge Ram truck. This new truck model offers best in class 600 lb-ft of torque and 325 horsepower.  The launch of this popular vehicle resulted in strong engine sales volumes during the first nine months of 2004 and increased market share as demand for diesel-powered light vehicles continues to increase.  We expect this trend to continue in the fourth quarter and currently estimate record shipments in 2004, up at least 15 percent above 2003 shipments.  We expect steady demand from industrial equipment OEMs in the last quarter of 2004 as economic forecasts continue to indicate improvement in non-residential construction spending.  With lower interest rates and higher commodity prices, we expect overall sales of our industrial engines to increase, primarily in construction and mining applications.

For our Power Generation business we currently estimate 2004 sales growth of at least 30 percent above 2003 with markets recovering much faster than previously expected, primarily in international markets and the consumer markets driven by increased sales of recreational vehicles.  We expect profits to significantly improve in 2004 compared to 2003 based on benefits from restructuring actions and continued progress on cost reduction.

In Filtration and Other, we expect sales in 2004 to increase at least 30 percent above 2003 levels, primarily from volume growth with our OEM customers.  This business has achieved significant sales growth in 2004, however, we expect profitability to remain below targeted levels due to capacity constraints in exhaust manufacturing, the impact of higher commodity prices, a higher mix of OEM versus aftermarket sales and incremental costs to fund growth initiatives.

Our International Distributor Business, which is retail-oriented and comprised of 17 Company-owned distributors and one joint venture in key geographical markets, has historically demonstrated steady sales growth and stable profit margins. As the worldwide economy continues to improve and our engine population increases, we expect at least 20 percent sales growth in 2004 and profit margins to remain within targeted levels in this segment as we capitalize on a growing global customer base.

Business growth in our joint ventures has continued in 2004 with earnings during the first nine months of $73 million.  We anticipate continued strong growth in Asia, where in 2003 we expanded capacity through our partnership that sells engines to the second largest truck manufacturer in China, our North American distributorships and our joint venture with Mercury Marine.  We currently expect 2004 earnings and royalties from joint ventures to be 35 percent above 2003 earnings and royalties of $70 million.

We expect to generate sufficient cash from operations to fund our businesses, capital expenditures, research and development, pension funding, interest and dividend payments for the remainder of 2004.  We have various short and long-term credit arrangements available.  These credit arrangements and other programs, such as our accounts receivable program, provide us with the financial flexibility and liquidity to satisfy future short-term funding requirements and projected working capital requirements when needed.  With the exception of payments required under our operating lease agreements, principal and interest payments on notes issued by a consolidated variable interest entity and our pension funding commitments, there are no major fixed cash payment obligations occurring until March 2005 when our $225 million 6.45% Notes mature.  As announced in the second quarter of 2004, we expect to repay the principal amount of these Notes at their maturity date from internally generated funds and short term credit facilities, if required.

Recently Adopted Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," an Interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (FIN 46). In December 2003, the FASB issued a revised version of FIN 46 (FIN 46R).  We adopted the provisions of FIN 46R in December 2003 as it related to certain entities previously considered to be Special Purpose Entities (SPEs) under GAAP and for new entities created on or after February 1, 2003 (see Note 2 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K).  The remaining provisions of FIN 46 were adopted as of March 28, 2004, resulting in the consolidation of three joint ventures previously accounted for under the equity method (See Note 2 to the Consolidated Financial Statements).  In the third quarter of 2004, we consolidated another entity under the provisions of FIN46R (See discussion of Cummins Eastern Canada in Note 2 to the Consolidated Financial Statements).

                 In May 2004, the FASB issued FASB Staff Position No. 106-2 , "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2) in response to a new law regarding prescription drug benefits under Medicare  providing a federal subsidy to certain sponsors of retiree health care benefit plans.  This FSP requires that the effects of the subsidy be accounted for currently as an actuarial experience gain to be recognized over the average remaining service lives of the plan participants and allows for several alternative choices for implementation.  We have determined the effects of the plan are not material to our Consolidated Financial Statements and have concluded the adoption of FSP 106-2 does not require remeasurement of our liability or expense during the current quarter.  We will consider the effects of the Act at our next regular pension measurement date.

                 A small grandfathered portion of our population qualifies for the Medicare Part D subsidy under our current retiree health care plans.   We estimate the subsidy would lower our accumulated postretirement benefit obligation (APBO) by approximately 3 percent.  The participation in our plans could decrease as participants opt for the Medicare coverage.  We have modeled the sensitivity of our APBO to participation changes.  If as a result of the legislation, 10 percent of our retiree population were to leave our plan and enroll in Medicare Part D that would reduce our APBO an additional 3 percent.  The net impact of the subsidy and the 10 percent decrement on enrollment to our 2004 expense would have been immaterial.

Impact of New U.S. Tax Legislation

                The Working Families Tax Relief Act of 2004 was signed into law October 4, 2004.  This legislation provides a seamless eighteen-month extension of the research credit which expired June 30, 2004.  Income tax accounting rules do not permit recognition of the effects of changes in tax laws until the period in which the legislation is enacted.  Therefore, the company's estimated $5.4 million of federal research credit covering the second half of 2004 will be recorded in its entirety in our fourth quarter results.

The American Jobs Creation Act of 2004 was signed into law October 22, 2004.  This legislation repeals export tax benefits which have historically reduced our effective tax rate.  The legislation transitions the repeal by allowing 100 percent of 2004, 80 percent of 2005 and 60 percent of 2006 export benefits.  The legislation also transitions in a new tax deduction for US manufacturing which will benefit Cummins.  In addition, the legislation contains numerous international tax reforms, many of which will also benefit the company.  We do not expect the legislation to have any effect on our 2004 tax expense.  The net effect on our 2005 tax expense should not be material.

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

  Disclosure Regarding Forward Looking Statements

This quarterly report contains certain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words, such as "anticipates," "intends," "plans," "believes," "seeks," "estimates" or similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward looking statements include the following:

* price and product competition by foreign and domestic competitors, including new entrants;

* rapid technological developments of diesel engines;

* the ability to continue to introduce competitive new products in a timely, cost-effective basis;

* the sales mix of products;

* the achievement of lower costs and expenses;

* domestic and foreign governmental and public policy changes, including environmental regulations;

* protection and validity of patent and other intellectual property rights;

* reliance on large customers;

* technological, implementation and cost/financial risks in increasing use of large, multi-year contracts;

* the cyclical nature of our business;

* the outcome of pending and future litigation and governmental proceedings; and

* continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our senior management, including our CEO and our CFO as of September 26, 2004.  The results of this evaluation were presented to the Audit Committee of the Board of Directors. Based upon that evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in Cummins Inc.'s disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by Cummins in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

b)  Changes in internal controls

                As we prepare for our annual assessment of internal controls to be included in our 2004 Form 10-K, we continue to enhance our internal controls, specifically those in the area of general information technology.  There have been no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934) that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to affect such internal control over financial reporting.

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

ITEM 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            The following information is provided pursuant to Item 703 of Regulation S-K:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	308	$ 62.93	n/a	59,543
August	7,284	68.94	n/a	52,030
September	7,454	71.06	n/a	44,466
Total	15,046	$ 69.87

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

During the third quarter of 2004, the Company issued 4,496 shares of restricted stock as compensation to the Company's nonemployee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  Exhibits and Reports on Form 8-K

a)  Exhibits

            31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32    Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K

                On July 15, 2004, we filed a Current Report on Form 8-K under Items 5 and 7 that contained press releases to announce the election of a Board of Director member and to declare a quarterly cash dividend payable to shareholders of record on August 18, 2004 and under Item 5 to announce the resignation of our Vice President of Finance and Chief Accounting Officer.

                On July 23, 2004, we furnished a Current Report on Form 8-K under Items 7 and 12 that included our financial statements and press release announcing our second quarter 2004 earnings results.

SIGNATURES

            Pursuant to the requirements of  the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.

By:	/s/ JEAN S. BLACKWELL	By:	/s/ MARSHA L. HUNT
	Jean S. Blackwell Vice President-Chief Financial Officer and Chief of Staff and (Principal Financial Officer)		Marsha L. Hunt Vice President and Corporate Controller (Principal Accounting Officer)

Date: November 1, 2004

EXHIBIT 31.1

Certification

I, Theodore M. Solso, Chairman and Chief Executive Officer of Cummins, Inc. (Cummins), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cummins;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cummins as of, and for, the periods presented in this quarterly report;

4.   Cummins' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Cummins and have:

a)    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Cummins, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)     evaluated the effectiveness of Cummins' disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d)    disclosed in this quarterly report any change in Cummins' internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Cummins'  internal control over financial reporting; and

5.   Cummins' other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Cummins' auditors and the Audit Committee of Cummins' Board of Directors (or persons performing the equivalent functions):

a)     all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Cummins' ability to record, process, summarize and report financial information; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in Cummins' internal controls over financial reporting.

Date:  November 1, 2004

                                /s/ THEODORE M. SOLSO

                                Theodore M. Solso

                                 Chairman and Chief Executive Officer

     (Principal Executive Officer)

EXHIBIT 31.2

Certification

I, Jean S. Blackwell, Vice President and Chief Financial Officer of Cummins, Inc. (Cummins), certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Cummins;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Cummins as of, and for, the periods presented in this quarterly report;

4.   Cummins' other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Cummins and have:

e)    designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Cummins, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

f)     designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

g)    evaluated the effectiveness of Cummins' disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

h)    disclosed in this quarterly report any change in Cummins' internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Cummins' internal control over financial reporting; and

5.   Cummins' other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Cummins' auditors and the Audit Committee of Cummins' Board of Directors (or persons performing the equivalent functions):

c)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Cummins' ability to record, process, summarize and report financial information; and

d)    any fraud, whether or not material, that involves management or other employees who have a significant role in Cummins' internal controls over financial   reporting.

Date:  November 1, 2004

                                /s/ JEAN S. BLACKWELL

                                Jean S. Blackwell

                                Vice President and Chief Financial Officer

                                (Principal Financial Officer)

EXHIBIT 32

Cummins Inc.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cummins Inc. (the "Company") on form 10-Q for the period ended September 26, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Theodore M. Solso, Chairman and Chief Executive Officer of the Company, and Jean S. Blackwell, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

November 1, 2004

                                                                  /s/ THEODORE M. SOLSO

                                                                  Theodore M. Solso

                                                                  Chairman and Chief Executive Officer

                                      (Principal Executive Officer)

November 1, 2004

                                                                  /s/ JEAN S. BLACKWELL

                                                                  Jean S. Blackwell

                                                                  Vice President and Chief Financial Officer

                                                                  (Principal Financial Officer)

A signed original of this written statement required by Section 906 has been provided to Cummins Inc. and will be retained by Cummins Inc. and furnished to the Securities and Exchange Commission or its staff upon request.