Form 10-Q/A
period 2004-06-27
CUMMINS INC
filed 2004-11-12
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended June 27, 2004, as initially filed with the Securities and Exchange Commission on August 3, 2004.

Subsequent to the filing of our second quarter 2004 Form 10-Q, we became aware of errors in the accumulation and presentation of information about an unconsolidated equity investee.  These errors affected the following line items in Note 4, "Investments in Equity Investees": net sales, gross margin, net earnings and Cummins share of net earnings.  The amounts reported for the line items described under the "Three Months Ended" columns, were actually amounts for the "Six Months Ended" for both years presented and the amounts reported under the "Six Months Ended" columns were incorrect for both years presented.

Additionally, the amounts disclosed in parenthesis as "related party sales" and "related party purchases" under the captions "Net sales" and "Cost of goods sold", respectively, in the 2003 Consolidated Statements of Earnings were incorrect as those amounts were applicable to the 2002 reporting periods.  The amounts previously reported understated related party sales by $5 million and $6 million for the three and six months ended June 29, 2003, respectively.  The amounts previously reported overstated related party cost of goods sold by $11 million and $23 million for the three and six months ended June 29, 2003, respectively.

This amendment corrects and restates these disclosures. These errors did not impact our Consolidated Balance Sheets, Statements of Earnings, Statements of Cash Flows or earnings per share.

Part I - Item 4 - Controls and Procedures, has also been amended in this filing.

There were no other changes to this Form 10-Q.

CUMMINS INC. AND CONSOLIDATED SUBDIARIES
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 27, 2004

PART 1.  FINANCIAL INFORMATION

   Item 1. Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS	Three Months Ended		Six Months Ended
	June 27,	June 29,	June 27,	June 29,
$ Millions, except per share amounts (unaudited)	2004	2003	2004	2003

Net sales (includes related party sales of $183, $244, $369 and $433, respectively)	$ 2,124	$ 1,539	$ 3,895	$ 2,926
Cost of goods sold (includes related party purchases of $39, $134, $190 and $254, respectively)	1,696	1,263	3,122	2,432
Gross margin	428	276	773	494
Expenses and other income:
Selling and administrative expenses	251	200	474	395
Research and engineering expenses	59	50	115	97
Equity, royalty and other income from investees (Note 4)	(29)	(17)	(47)	(24)
Interest expense	27	20	54	40
Other (income) expense, net (Note 9)	(1)	(3)	5	(10)
Earnings (loss) before income taxes, minority interest, and dividends on preferred securities	121	26	172	(4)
Provision (benefit) for income taxes	34	5	48	(4)
Minority interest in earnings of consolidated subsidiaries	5	2	9	6
Dividends on preferred securities of subsidiary trust	-	5	-	11
Net earnings (loss)	$ 82	$ 14	$ 115	$ (17)

Earnings (loss) Per Share (Note 11):
Basic	$ 1.97	$ .34	$ 2.80	$ (.45)
Diluted	$ 1.76	$ .34	$ 2.53	$ (.45)

Cash dividends declared per share	$ .30	$ .30	$ .60	$ .60

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
(Unaudited)	June 27,	December 31*,
$ Millions	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$ 322	$ 108
Marketable securities	86	87
Receivables, net	1,099	772
Receivables from related parties	101	157
Inventories (Note 3)	936	733
Other current assets	287	273
Total current assets	2,831	2,130
Long-term assets:
Property, plant and equipment, net of accumulated depreciation of
$2,137 and $1,774	1,580	1,347
Investments in and advances to equity investees (Note 4)	250	339
Goodwill	353	344
Other intangible assets, net	87	92
Deferred income taxes	663	663
Other assets	197	211
Total assets	$ 5,961	$ 5,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable	$ 41	$ 28
Current maturities of long-term debt	257	21
Accounts payable	849	557
Accrued product coverage and marketing expenses (Note 5)	294	246
Other accrued expenses	614	539
Total current liabilities	2,055	1,391
Long-term liabilities:
Long-term debt (Note 6)	1,299	1,380
Pensions (Note 7)	446	446
Postretirement benefits other than pensions (Note 7)	565	577
Other long-term liabilities	285	260
Total liabilities	4,650	4,054
Commitments and contingencies (Note 8)
Minority interests	185	123
Shareholders' equity:
Common stock, $2.50 par value, 150 million shares authorized
48.2 and 48.3 million shares issued	121	121
Additional contributed capital	1,134	1,113
Retained earnings	658	569
Accumulated other comprehensive loss (Note 10)
Minimum pension liability	(435)	(434)
Other components, net	(66)	(58)
Common stock in treasury, at cost, 3.9 and 5.6 million shares	(157)	(225)
Common stock held in trust for employee benefit plans,
2.2 and 2.3 million shares	(108)	(113)
Unearned compensation	(21)	(24)
Total shareholders' equity	1,126	949
Total liabilities and shareholders' equity	$ 5,961	$ 5,126

 * Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS	Six Months Ended
	June 27,	June 29,
$ Millions (unaudited)	2004	2003
Cash flows from operating activities
Net earnings (loss)	$ 115	$ (17)
Adjustments to reconcile net earnings (loss) to net
cash flows provided by (used in) operating activities:
Depreciation and amortization	128	109
Dividends over (under) equity in earnings of investees	4	(15)
Minority interest in earnings of consolidated subsidiaries	9	6
Stock-based compensation expense	7	1
Tax benefit on stock options exercised	10	-
Amortization of gain on terminated interest rate swaps	(3)	(3)
Translation and hedging activities	(8)	-
Changes in assets and liabilities:
Receivables	(239)	(89)
Proceeds from sale of receivables	-	5
Inventories	(148)	(71)
Accounts payable	257	84
Accrued expenses	108	(48)
Other	12	1
Net cash provided by (used in) operating activities	252	(37)

Cash flows from investing activities
Capital expenditures	(37)	(43)
Investments in internal use software	(16)	(13)
Proceeds from disposals of property, plant and equipment	5	5
Investments in and advances (to) from equity investees	(21)	15
Acquisition of businesses, net of cash acquired	(18)	-
Investments in marketable securities - acquisitions	(72)	(55)
Investments in marketable securities - dispositions	80	65
Other	1	-
Net cash used in investing activities	(78)	(26)
Cash flows from financing activities
Proceeds from borrowings	19	10
Payments on borrowings and capital leases	(37)	(125)
Net borrowings under short-term credit agreements	15	46
Dividend payments on common stock	(26)	(25)
Proceeds from issuance of common stock	72	-
Distributions to minority shareholders	-	(8)
Other	(2)	(3)
Net cash provided by (used in) financing activities	41	(105)
Effect of exchange rate changes on cash and cash equivalents	(1)	3

Net increase (decrease) in cash and cash equivalents	214	(165)
Cash and cash equivalents at beginning of the period	108	224
Cash and cash equivalents at end of the period	$ 322	$ 59
Cash payments for the six months ended:
Interest	$ 54	$ 43
Income taxes	35	26

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

Subsequent to the filing of our second quarter Form 10-Q, we became aware of errors in the accumulation and presentation of income statement data about DCEC presented in this required footnote.  Our initial filing of Form 10-Q presented Six Months Ended information under the Three Months Ended columns and included incorrect data for DCEC in the Six Month Ended columns.  Restated summary financial information for DCEC follows:

	Three Months Ended		Six Months Ended
	May 23,	May 25,	May 23,	May 25,
$ Millions	2004(a)	2003(b)	2004(a)	2003(b)
Net sales	$ 145	$ 79	$ 234	$ 100
Gross margin	25	16	45	19
Net earnings	16	13	32	15
Cummins share of net earnings	$ 8	$ 6	$ 16	$ 7

Current assets	$ 236	$ 125
Noncurrent assets	77	77
Current liabilities	194	91
Noncurrent liabilities	-	-
Net assets	$ 119	$ 111
Cummins share of net assets	$ 58	$ 45

(a) The previously reported amounts overstated the line items above by $89 million, $20 million, $16 million and $8 million, respectively.

 (b) The previously reported amounts overstated the line items above by $21 million, $3 million, $2 million and $1 million, respectively.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our senior management, including our CEO and our CFO as of June 27, 2004.  The results of this evaluation were presented to the Audit Committee of the Board of Directors. Based upon that evaluation, our CEO and CFO concluded there were no material weaknesses in Cummins Inc.'s disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by Cummins in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

Subsequent to the evaluation, we became aware of errors in the accumulation and presentation of information about an unconsolidated equity investee disclosed in Note 4 of the Consolidated Financial Statements and parenthetical amounts disclosed in the Net sales and Cost of goods sold captions of the Statements of Earnings for the second quarter ended June 27, 2004.  We have amended our initial Form 10-Q filing to correct these amounts.    Management has strengthened its controls and procedures over the accumulation and presentation of this data and is confident that the circumstances resulting in these errors will not reoccur.   Despite the amending of its previous filings, the CEO and CFO have concluded that as of the date of its original controls evaluation as well as the date of this amendment, there were no material weaknesses in Cummins Inc.'s disclosure controls and procedures.

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

Date: November 12, 2004