Form 10-Q/A
period 2004-09-26
CUMMINS INC
filed 2004-11-12
CIK 26172

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

Explanatory Note

This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended September 26, 2004, as initially filed with the Securities and Exchange Commission on November 3, 2004.

Subsequent to the filing of our third quarter 2004 Form 10-Q, we became aware of errors in the accumulation and presentation of information about an unconsolidated equity investee.  These errors affected the following line items in Note 4, "Investments in Equity Investees": net sales, gross margin, net earnings and Cummins share of net earnings.  The amounts reported for the line items described under the "Third Quarter Ended" columns, were actually amounts for the "Nine Months Ended" for both years presented and the amounts reported under the "Nine Months Ended" columns were incorrect for both years presented.

This amendment corrects and restates this disclosure. These errors did not impact our Consolidated Balance Sheets, Statements of Earnings, Statements of Cash Flows or earnings per share.

Part I - Item 4 - Controls and Procedures, has also been amended in this filing.

There were no other changes to this Form 10-Q.

                                       CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
                                                                             TABLE OF CONTENTS
                                                              QUARTERLY REPORT ON FORM 10-Q
                                                     FOR THE QUARTER ENDED SEPTEMBER 26, 2004

		Page

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Earnings for the three and nine months ended September 26,	4

	2004 and September 28, 2003

	Consolidated Balance Sheets at September 26, 2004 and December 31, 2003	5

	Consolidated Statements of Cash Flows for the nine months ended September 26, 2004	6

	and September 28, 2003

	Notes to the Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4	Controls and Procedures	35

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	36

Item 6.	Exhibits and Reports on Form 8‑K	36

	Signatures	37

                                                                                  PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)	Third Quarter Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
$ Millions, except per share amounts	2004	2003	2004	2003

Net sales (includes related party sales of $165, $278, $534 and $712, respectively)	$ 2,194	$ 1,634	$ 6,089	$ 4,560
Cost of goods sold (includes related party purchases of $36, $145, $226 and $398, respectively)	1,760	1,341	4,882	3,773
Gross margin	434	293	1,207	787
Expenses and other income:
Selling and administrative expenses	260	208	734	603
Research and engineering expenses	60	51	175	148
Equity, royalty and other income from investees	(26)	(20)	(73)	(44)
Interest expense	28	25	82	65
Other income, net (Note 9)	(6)	(7)	(1)	(17)
Earnings before income taxes, minority interest and dividends on preferred securities of subsidiary trust	118	36	290	32
(Benefit) provision for income taxes (Note 13)	(4)	9	44	5
Minority interest in earnings of consolidated subsidiaries	6	3	15	9
Dividends on preferred securities of subsidiary trust	-	-	-	11
Net earnings	$ 116	$ 24	$ 231	$ 7

Earnings Per Share (Note 11):
Basic	$ 2.71	$ 0.62	$ 5.54	$ 0.18
Diluted	$ 2.40	$ 0.60	$ 4.95	$ 0.18

Cash dividends declared per share	$ 0.30	$ 0.30	$ 0.90	$ 0.90

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
	September 26,	December 31,*
$ Millions	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$ 421	$ 108
Marketable securities	86	87
Receivables, net	1,111	772
Receivables from related parties	93	157
Inventories (Note 3)	998	733
Other current assets	284	273
Total current assets	2,993	2,130
Long-term assets:
Property, plant and equipment, net of accumulated depreciation of
$2,206 and $1,774	1,570	1,347
Investments in and advances to equity investees	258	339
Goodwill	353	344
Other intangible assets, net	91	92
Deferred income taxes	711	663
Other assets	192	211
Total assets	$ 6,168	$ 5,126

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Loans payable	$ 49	$ 28
Current maturities of long-term debt	275	21
Accounts payable	845	557
Accrued product coverage and marketing expenses	300	246
Other accrued expenses	672	539
Total current liabilities	2,141	1,391
Long-term liabilities:
Long-term debt	1,268	1,380
Pensions	387	446
Postretirement benefits other than pensions	572	577
Other long-term liabilities	325	260
Total liabilities	4,693	4,054
Commitments and contingencies (Note 8)
Minority interests	192	123
Shareholders' equity:
Common stock, $2.50 par value, 150 million shares authorized
48.2 and 48.3 million shares issued	121	121
Additional contributed capital	1,156	1,113
Retained earnings	760	569
Accumulated other comprehensive loss (Note 10)
Minimum pension liability	(435)	(434)
Other components, net	(83)	(58)
Common stock in treasury, at cost, 2.7 and 5.6 million shares	(108)	(225)
Common stock held in trust for employee benefit plans,
2.2 and 2.3 million shares	(106)	(113)
Unearned compensation	(22)	(24)
Total shareholders' equity	1,283	949
Total liabilities and shareholders' equity	$ 6,168	$ 5,126

 * Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)	Nine Months Ended
	September 26,	September 28,
$ Millions	2004	2003
Cash flows from operating activities
Net earnings	$ 231	$ 7
Adjustments to reconcile net earnings to net
cash flows provided by operating activities:
Depreciation and amortization	199	165
Equity in earnings of investees, net of dividends	(10)	(31)
Minority interest in earnings of consolidated subsidiaries	15	9
Pension expense	68	47
Pension contributions	(115)	(104)
Stock-based compensation expense	12	16
Tax benefit on stock options exercised	21	-
Amortization of gain on swap unwind	(5)	(5)
Translation and hedging activities	(11)	(7)
Changes in assets and liabilities:
Receivables	(250)	(132)
Inventories	(212)	(79)
Accounts payable	253	139
Accrued expenses	156	(27)
Other	16	15
Net cash provided by operating activities	368	13

Cash flows from investing activities
Capital expenditures	(78)	(70)
Investments in internal use software	(23)	(21)
Proceeds from disposals of property, plant and equipment	7	7
Investments in and advances (to) from equity investees	(19)	3
Acquisition of businesses, net of cash acquired	(18)	-
Investments in marketable securities - acquisitions	(104)	(103)
Investments in marketable securities - dispositions	112	98
Net cash used in investing activities	(123)	(86)
Cash flows from financing activities
Proceeds from borrowings	32	16
Payments on borrowings and capital lease obligations	(54)	(132)
Net borrowings under short-term credit agreements	12	56
Dividend payments on common stock	(40)	(37)
Proceeds from issuance of common stock	125	37
Distributions to minority shareholders	(5)	(9)
Other	(1)	(5)
Net cash provided by (used in) financing activities	69	(74)
Effect of exchange rate changes on cash and cash equivalents	(1)	3

Net increase (decrease) in cash and cash equivalents	313	(144)
Cash and cash equivalents at beginning of the period	108	224
Cash and cash equivalents at end of the period	$ 421	$ 80
Cash payments for the nine months ended:
Interest	$ 90	$ 73
Income taxes	65	30

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

Subsequent to the filing of our third quarter Form 10-Q, we became aware of errors in the accumulation and presentation of income statement data about DCEC presented in this required footnote.  Our initial filing of Form 10-Q presented year-to-date information under the Third Quarter Ended columns and included incorrect data for DCEC in the Nine Months Ended columns.  Restated summary financial information for DCEC follows:

	Third Quarter Ended		Nine Months Ended
	August 22,	August 24,	August 22,	August 24,
$ Millions	2004(a)	2003(b)	2004 (c)	2003 (d)
Net sales	$ 141	$ 98	$ 375	$ 198
Gross margin	29	21	74	40
Net earnings	17	17	49	32
Cummins share of net earnings	$ 9	$ 9	$ 25	$ 16

Current assets	$ 207	$ 146
Noncurrent assets	75	75
Current liabilities	146	100
Net assets	$ 136	$ 121
Cummins share of net assets	$ 62	$ 54

a) The previously reported amounts overstated the line items above by $234 million, $45 million, $32 million and $16 million, respectively.

(b) The previously reported amounts overstated the line items above by $100 million, $19 million, $15 million and $7 million, respectively.

(c) The previously reported amounts overstated the line items above by $323 million, $65 million, $48 million and $24 million, respectively.

(d) The previously reported amounts overstated the line items above by $121 million, $22 million, $17 million and $8 million.

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

Subsequent to the evaluation, we became aware of errors in the accumulation and presentation of information about an unconsolidated equity investee disclosed in Note 4 of the Consolidated Financial Statements for the third quarter ended September 26, 2004.  We have amended our initial Form 10-Q filing to correct these amounts.    Management has strengthened its controls and procedures over the accumulation and presentation of this data and is confident that the circumstances resulting in this error will not reoccur.   Despite the amending of its previous filings, the CEO and CFO have concluded that as of the date of its original controls evaluation as well as the date of this amendment, there were no material weaknesses in Cummins Inc.'s disclosure controls and procedures.

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