Form 10-K
period 2004-12-31
CUMMINS INC
filed 2005-03-16
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Commission File Number 1-4949

CUMMINS INC.

Indiana	35-0257090
(State of Incorporation)	(IRS Employer Identification No.)

500 Jackson Street
Box 3005
Columbus, Indiana 47202-3005

(Address of principal executive offices)

Telephone (812) 377-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value	New York Stock Exchange
Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates was approximately $2.8 billion at June 27, 2004.

As of February 27,  2005, there were 46,324,016 shares of $2.50 par value per share common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

OVERVIEW

Cummins Inc. (“Cummins,” “the Company,” “we,” “our,” or “us”) is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including DaimlerChryslerAG (DaimlerChrysler), Volvo AB, PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), CNH Global N.V., Komatsu and Scania AB. We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories.

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the automotive, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and the price of crude oil (fuel costs). OEM inventory levels, production schedules and work stoppages also impact our sales. Economic downturns in the markets we serve generally result in reduced sales, which affect our profits and cash flow.

AVAILABLE INFORMATION

Cummins files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Cummins) file electronically with the SEC. The SEC’s internet site is www.sec.gov.

Cummins internet site is www.cummins.com. You can access Cummins Investor Information webpage through our internet site, by clicking on the “Annual Reports” link to the heading “Investor Information.” Cummins makes available free of charge, on or through our Investor Information website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Cummins also makes available, through our Investor Information webpage, under the link SEC filings, statements of beneficial ownership of Cummins equity securities filed by its directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

Cummins also has a Corporate Governance webpage. You can access Cummins Corporate Governance webpage through our internet site, www.cummins.com, by clicking on the “Annual Report” link to the heading “Corporate Governance”. Cummins posts the following on its Corporate Governance webpage:

•       ISS Corporate Governance Rating

•       Code of Conduct

•       Corporate Governance Principles

•       By-laws of Cummins

•       Audit Committee Charter

•       Governance and Nominating Committee Charter

•       Compensation Committee Charter

Cummins Code of Conduct applies to all our employees, regardless of their position or the country in which they work. We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”), on our internet site. The information on Cummins internet site is not incorporated by reference into this report.

You may request a copy of these documents at no cost, by contacting Cummins Inc. Investor Relations at 500 Jackson Street, Mail Code 60115, Columbus, IN 47201 (812-377-3121).

COMPETITIVE STRENGTHS

We believe the following competitive strengths are instrumental to our success:

•       Leading Brands.   Our product portfolio includes products marketed under the following brands, each of which holds a leading position in its respective market:

•        Cummins engines, electric power generation systems, components and parts;

•        Onan generator sets; Newage AVK/SEG products sold under the Stamford, AvK and Markon brands;

•        Fleetguard filtration systems and components;

•        Nelson intake and exhaust systems and components;

•        Kuss automotive in-tank fuel filtration;

•        Universal Silencer filtration systems and silencers; and

•        Holset turbochargers.

While our portfolio of brands contains a number of market leaders, we operate in a highly competitive sector and our brands compete with the brands of other manufacturers and distributors that produce and sell similar products.

•       Customers and Partners.   To maintain technology leadership and a global presence in a cost-effective manner, we have established strategic alliances with a number of our leading customers. These partnerships provide us with a knowledge and understanding of our customers’ technology and business needs, and enable us to develop products and services which better meet their requirements at lower costs. For example, we have both customer and supplier arrangements with Komatsu, Ltd., including multiple manufacturing joint ventures and a product development joint venture through which we have partnered in the development of several engines. We are also the exclusive supplier of engines for Komatsu mining equipment. In addition, we have been the exclusive diesel engine supplier to DaimlerChrysler for its Dodge Ram truck since 1988, and in 2003 our exclusivity agreement was extended beyond model year 2007. We have long-term agreements with Volvo, PACCAR and International Truck and Engine Corporation for the supply of heavy-duty truck engines. These agreements afford us long-term price stability and eliminate certain dealer and end-user discounts as well as offer closer integration on product development. We also have multiple international joint ventures to manufacture heavy-duty and midrange engines, including partnerships with the Tata Group whose member company is the leading truck manufacturer in India, and Dongfeng Automotive Corporation, an engine supplier to the second largest truck manufacturer in China.

•       Global Presence.   We have a strong global presence including a world class distribution system, manufacturing and engineering facilities around the world and a network of global supply sources. Our worldwide presence has enabled us to take advantage of growth opportunities in international markets, with sales outside the U.S. growing from 39 percent of total sales in 1999 to 48 percent of total sales in 2004. In the last 45 years, we have developed a distribution and service network that includes more than 550 company-owned and independent distributor locations and 5,000 independent dealers located throughout 160 countries and territories. We also have manufacturing operations and product engineering centers around the world, with facilities in the United Kingdom (UK), Brazil, Mexico, Canada, France, Australia, China, India, South Africa and Singapore. In addition, we have developed a global network of high-quality, low-cost supply sources to support our manufacturing base.

•       Leading Technology.   We have an established reputation for delivering high-quality, technologically advanced products. We continuously work with our customers to develop new products to improve the performance of their vehicles, equipment or systems at competitive cost levels. We are a leader in developing technologies to reduce diesel engine emissions, a key concern of our customers and regulators around the world. We were the first company to develop engines that were certified to meet new emissions standards governing on-highway heavy-duty diesel engines. These standards went into effect for Cummins in the U.S. on October 1, 2002. We were also the first manufacturer to receive a Tier III Certificate of Conformity from the EPA for our QSM off-highway engine that meets the January 2005 emissions standards. We have also developed low-emission, high-performance natural gas engines as an alternative fuel option for the on-highway, industrial and power generation markets. Our technology leadership enables us to develop integrated product solutions for the power generation and filtration markets, allowing our customers to use a single high-performance, low-cost system as opposed to multiple components from different suppliers.

BUSINESS STRATEGY

The four key elements of our business strategy are as follows:

•       Aggressively Pursue Cost Leadership.   In many of our markets, product or system cost is a critical performance parameter for our customers. To achieve cost leadership, we will continue to leverage our innovative technology, economies of scale, global presence and customer partnerships. Beginning in 2000, we have continuously focused on dramatically reducing costs and lowering our breakeven point to maintain a competitive advantage and to deliver quality products to our customers. The following key initiatives are integral to this strategy:

•        Six Sigma.   Since the program’s inception five years ago, Cummins has not only applied Six Sigma to manufacturing processes and in the initial design of new products, but also expanded the program to include processes with customers, suppliers and distributors. Six Sigma yields not only significant cost savings and improved quality, it strengthens the relationships with these important stakeholders and yields long-term relationships.

•        Global Sourcing.   Cummins cost reduction efforts in supply chain management and global procurement from less expensive international markets such as China, India, Eastern Europe and Brazil have resulted in significantly reducing the cost of purchased materials and services during the last five years.

•        Technical Productivity.   Cummins is maximizing its technical productivity for less by conducting off-shore research and development at its technical center in India, by sharing development cost with its customer OEM and joint venture partnerships, and by using analysis-led design to eliminate capital-intensive prototypes through virtual computer modeling. In 2004, we signed an agreement with Dongfeng Cummins Engine Co., Ltd. for a technical center facility in China that is scheduled to open in the first quarter of 2006.

•       Expand into Related Markets.   We will continue to focus growth initiatives in related businesses where we can use our existing investments in products or technology, leading brand names or market presence to establish a competitive advantage. Furthermore, we will target related markets that offer higher rates of growth, attractive returns and more stable cash flows through product and end market diversity. Specific growth opportunities are outlined below.

•        Cummins Engine Business has made a significant investment in the Company’s North American distributors; engines for the growing oil and gas markets; service and maintenance contracts and progress toward our strategy to meet 2007 and 2010 on-highway emissions standards.

•        Cummins Power Generation Business is focused on increasing sales of standby power, mobile and auxiliary power, distributed generation, alternators and power electronics and controls, such as transfer switches and switchgear.

•        Cummins Filtration and Other Business will leverage the Company’s filtration, exhaust and engine technologies to provide integrated solutions for its customers and meet increasingly stringent emissions requirements.

•        Cummins International Distributor Business is growing through the expansion of the aftermarket parts and service business by capitalizing on its global customer base and fast growth markets in China, India and Russia.

•       Maximize Return on Capital.   Return on capital, specifically return on average net assets (ROANA), is our primary measure of financial performance. Each of our business segments use ROANA measurement targets, and we allocate capital based on segment performance against those targets. We calculate ROANA as segment EBIT divided by segment average net assets. Segment EBIT is earnings before interest, loss on early retirement of debt, taxes, minority interests, preferred dividends and cumulative effect of accounting changes and segment average net assets is net assets excluding debt, taxes and adjustments to the minimum pension liability.

•       Leverage Complementary Businesses.   Strong synergies and relationships exist between Cummins businesses in the following areas:

•        Shared technology:   In addition to common platforms of base product technology, our businesses have technical capabilities which can be applied commercially to provide integrated solutions for our customers. The businesses also realize synergies in the development and application of broader technology tools (such as information technology).

•        Common channels and distribution:   All business units utilize a common distribution channel which provides access to a full range of our products and also provides economies of scale.

•        Shared customers and partners:   There is substantial commonality in customers and partners between business units, which allows us to build strong customer relationships and provides opportunity for expanded product offerings.

•        Corporate brand and image:    All business units benefit from the established, respected corporate brand.

•        Ensuring and Reinforcing a Strong Performance Ethic.   This means doing what we say we will do, in terms of financial performance, meeting customer and partner expectations and demonstrating our corporate core values.

As a result of our intense focus on ROANA, we have been able to reduce capital spending while still funding key development programs, including the completion of a full range of emission-compliant engines. During 2002 – 2004, our average annual capital spending was lower compared to the average capital spending during the 1999 – 2001 period. Prior to 2001, our annual capital expenditures were significant as we launched new engine platforms. Capital expenditures for 2005 will increase to support our growth, including investments to increase capacity and to fund our new products. Our investments in capacity improvement are very focused, cut across all of our businesses and are designed for rapid return on investment. We continue to invest more of our capital in low-cost regions of the world to further leverage our opportunities for cost reduction. In total, we expect capital expenditures to be in the range of $220 million to $240 million dollars to support these initiatives, while still remaining below depreciation and amortization.

One of our goals is to regain an investment grade credit rating from the rating agencies. To achieve this goal, we have put significant management focus on increasing earnings, improving cash flow and reducing debt levels.

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

Engine Business

Our Engine Business manufactures and markets a broad range of diesel and natural gas-powered engines under the Cummins brand name for the heavy-and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products with displacement from 1.4 to 91 liters and horsepower ranging from 31 to 3,500. In addition, we provide a full range of new parts and service, as well as remanufactured parts and engines, through our extensive distribution network. The Engine Business is our largest business segment, accounting for approximately 57 percent of total sales in 2004.

The principal customers of our heavy-and medium-duty truck engines include truck manufacturers, such as International Truck and Engine Corporation (Navistar International Corporation), Volvo Trucks North America, PACCAR and Freightliner, manufacturers of school, transit and shuttle buses and manufacturers of construction, agricultural and marine equipment. The principal customers of our light-duty automotive engines are DaimlerChrysler and manufacturers of recreational vehicles (RVs).

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

Our Engine Business organizes its engine, parts and service businesses around the following end-user focused groups:

Heavy-duty truck

We manufacture a complete line of diesel engines that range from 310 horsepower to 565 horsepower serving the worldwide heavy-duty truck market. We offer the ISM and ISX engines and in Australia, the Signature 620 series engines, which we believe comprise the most modern product engine line in our industry. Most major heavy-duty truck manufacturers in North America offer our diesel engines as standard or optional power. In 2004, we held a 27 percent share of the Group II engine market for NAFTA heavy-duty trucks. We also have significant market share overseas, including the U.K. and Latin America, and are the market leader in Mexico, South Africa and Australia. Our largest customer for heavy-duty truck engines in 2004 was International Truck and Engine Corporation (Navistar International Corporation) with sales representing 7 percent of consolidated net sales.

In recent years we entered into long-term supply agreements with three key customers to reduce our cost structure, improve customer service and increase market share. In 2000, we entered into a long-term agreement with Volvo Trucks North America, Inc. under which we act as its sole external engine supplier. In 2001, we entered into long-term supply agreements with PACCAR and International Truck and Engine Corporation (Navistar International Corporation) covering our heavy-duty engine product line. These supply agreements provide long-term, stable pricing for engines and eliminate certain dealer and end-user discounts, in order to provide our customers with full responsibility for total vehicle cost and pricing. In addition, these agreements provide for joint work on engine/vehicle integration with a focus on reducing product proliferation. These efforts are expected to reduce product cost while creating enhanced value for end-users through better product quality and performance. The joint sales and service efforts also will provide better customer support at a significantly reduced cost to the partners.

Medium-Duty Truck and Bus

We manufacture a product line of medium-duty diesel engines ranging from 185 horsepower to 315 horsepower serving medium-duty and inter-city delivery truck customers worldwide. We believe that our ISB, ISC and ISL series diesel engines comprise the most advanced product line in the industry. We sell our ISB and ISC series engines and engine components to medium-duty truck manufacturers in Asia, Europe and South America. In 1990, we entered the North American medium-duty truck market and for the year ended 2004 our market share for diesel powered medium-duty trucks had grown to approximately 15 percent. Freightliner LLC, (a division of DaimlerChrysler), PACCAR, Ford and Volkswagen AG are our major customers in this worldwide market.

We also offer our ISB and ISC diesel engines and alternative-fuel engines for school buses, transit buses and shuttle buses and our B and C series engines for natural gas applications, which are focused primarily on transit and school bus markets. The demand for alternative-fuel products continues to grow both domestically and internationally. Cummins Westport Inc., a joint venture formed in 2001 with Westport Innovations, Inc., offers low emission, propane and natural gas engines that are currently used in municipal transportation markets in Los Angeles, Boston, Salt Lake City, Vancouver, BC and Beijing, China.

Light Duty Automotive

We are the exclusive provider of diesel engines used by DaimlerChrysler in its Dodge Ram trucks. Our relationship with DaimlerChrysler extends over 15 years, and in 2004 we shipped approximately 157,000 engines for use in Dodge Ram trucks. In 2004, DaimlerChrysler was our largest customer for midrange engines. In 2003, our selection as the exclusive diesel power provider for Dodge Ram truck models was extended to include the 2007 model year. The Dodge Ram Heavy-Duty Cummins Turbo offers best in class 610 lb-ft of torque and 325 horsepower, and we expect this popular engine will continue to result in strong sales volumes with the scheduled availability of our engine in the new Dodge Ram Mega Cab model.

We are the leading manufacturer of diesel engines for use in the Class A motorhome market, with a market share representing over 50 percent of the diesel engines in retail Class A motorhome sales. Sales of diesel engines to the recreational vehicle market have increased significantly during the last five years, and approximately 47 percent of Class A motorhomes were diesel powered in 2004, indicating strong growth in the use of diesel power for these applications.

In 2004, our contract was renewed with the U.S. Department of Energy to develop a light-duty automotive engine suitable for use in light pickup truck and sport utility vehicles. Prototype engines are currently undergoing testing and development. We believe that we are well positioned to take advantage of the growing interest in diesel engines for use in these vehicles.

Industrial

Our medium-duty, heavy-duty and high-horsepower engines power a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation, commercial and recreational marine applications throughout the world. Our major construction OEM customers are in North America, Europe, South Korea, Japan and China. These OEMs manufacture approximately one million pieces of equipment per year for a diverse set of applications and use engines from our complete product range. Agricultural OEM customers are primarily in North America, South America and Europe, serving end-use markets that span the globe. In the marine markets, our joint venture, Cummins MerCruiser Diesel Marine, is the market share leader in the North American and Australia recreational boat segment. Our engines are sold to both recreational and commercial boat builders, primarily in North America, Europe and Asia. We offer a full product line of high-horsepower engines for mining applications that compete in all segments from small underground mining equipment to 400-ton haul trucks. The launch of our QSK78 engine at MINExpo 2000 extended our mining products up to 3,500 horsepower, the largest in the mining industry, where we occupy the number two market position. In this market, we are the exclusive external supplier of engines to Komatsu, a large construction and mining equipment OEM. Our sales to the rail market are primarily to railcar builders in Europe and Asia, and we are a leader in the worldwide railcar market. With our new QSK60 and QSK78 engines, we expect to move into a larger proportion of the locomotive and railcar markets outside North America and commercial marine markets worldwide. Government sales represent a small portion of the high-horsepower market and are primarily to defense contractors in North America and Europe. Our new high-horsepower engines allow us to offer our customers in the oil and gas business a full line of high-horsepower products.

Power Generation Business

The Power Generation Business is our second largest business segment, representing 19 percent of our total sales in 2004. This business is one of the most integrated providers of power solutions in the world, designing or manufacturing most of the components that make up power generation systems, including engines, controls, alternators, transfer switches and switchgear. This business is a global provider of power generation systems, components and services for a diversified customer base to meet the needs for standby power, distributed generation power, as well as auxiliary power needs in specialty mobile applications. Standby power solutions are provided to customers who rely on uninterrupted sources of power to meet the needs of their customers. Distributed generation power solutions are provided to customers with less reliable electrical power infrastructures, typically in developing countries. In addition, it provides an alternative source of generating capacity which is purchased by utilities, independent power producers and large power customers for use as prime or peaking power and is located close to its point of use. Mobile power provides a secondary source of power (other than drive power) for mobile applications.

Our power generation products are marketed principally under the Cummins Power Generation, Onan, and Cummins Power Rent brands and include diesel-and alternative-fuel electrical generator sets for commercial, institutional and consumer applications, such as office buildings, hospitals, factories, municipalities, utilities, universities, recreational vehicles, boats and homes. We are the worldwide leader in auxiliary generator sets for RVs, commercial vehicles and recreational marine applications. Our Rental business provides power equipment on a rental basis for both standby and prime power purposes. Our Energy Solutions Business provides full service power solutions for customers including generating equipment, long-term maintenance contracts and turnkey power solutions.

Our Newage AVK/SEG (Newage) division is a leader in the alternator industry and supplies its products internally as well as to other generator set assemblers. Newage products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kVA to 30,000 kVA. We also sell reciprocating generator drive engines across a large power range to other generator set assemblers.

This business segment continuously explores emerging technologies, such as microturbines and fuel cells, and provides integrated power generation products utilizing technologies other than reciprocating engines. We use our own research and development capabilities as well as leveraging business partnerships to develop cost-effective and environmentally sound power solutions.

Our customer base for power generation products is highly diversified, with customer groups varying based on their power needs. China, India, the Middle East and Brazil are four of our largest geographic markets outside of North America.

This business competes with a variety of engine manufacturers and generator set assemblers across the world. Caterpillar remains our primary competitor as a result of its acquisition of MAK Americas Inc., Perkins Engines Inc. and FG Wilson Inc. Volvo, as well as DaimlerChrysler, through its acquisition of Detroit Diesel Corporation, are other major engine manufacturers with a presence in the high-speed generation segment of the market. We also compete with Kohler, Generac, SDMO and other regional generator set assemblers. Newage competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.

Filtration and Other Business

Our Filtration and Other Business produces filters, silencers and intake and exhaust systems under the Fleetguard, Nelson, Kuss and Universal Silencer brand names and is the largest worldwide supplier of turbochargers for commercial applications through our Holset brand. This segment manufactures filtration and exhaust systems for on-and off-highway heavy-duty equipment and is a supplier of filtration products for industrial and passenger car applications, exhaust systems for small engine equipment and silencing systems for gas turbines. In addition, we operate an Emission Solutions business through which we develop systems to help our customers meet increasingly stringent emissions standards. In 2004, our Filtration and Other Business segment accounted for approximately 15 percent of our total sales.

Fleetguard is the world’s leading supplier of filtration and exhaust products offering over 12,000 products including air, coolant, fuel and hydraulic filters, antifreeze and coolant additives, catalysts, particulate filters, controllers and other filtration systems to OEMs, dealer/distributor and end user markets. Its products are produced and sold in global markets, including Europe, North America, South America, India, China, Australia and the Far East. In a recent North America on-highway truck market survey published by a leading independent market research company, Fleetguard ranked as the top brand preference for diesel engine air, oil, fuel and coolant filtration products. Our Filtration and Other Business also makes products for the automotive specialty filtration market and the industrial filtration market through our Kuss subsidiary, located in Findlay, OH, and Universal Silencer, located in Stoughton, WI. Our Filtration and Other Business revenue is split between first-fit OEM customers (approximately 48 percent) and replacement part business (approximately 52 percent).

Holset designs, manufactures and markets turbochargers with manufacturing facilities in five countries and sales and distribution worldwide. Holset provides critical technologies for engines to meet challenging performance requirements and worldwide emissions standards, including variable geometry turbochargers, and is the market leader in turbochargers for heavy-duty equipment. Holset’s joint venture in India with Tata Motors Ltd., assembled and shipped its first turbochargers in 1996. A joint venture with Wuxi Power Engineering Company Ltd. in China also began production in 1996. In 2001, Holset completed consolidation of its U.S. manufacturing facilities into one site located in Charleston, SC.

Customers of our Filtration and Other Business segment generally include truck manufacturers and other OEMs that are also customers of our Engine Business, such as CNH Global N.V., and other manufacturers that use Fleetguard filtration products in their product platforms, such as Honda. Our customer base for replacement filtration parts is highly fragmented, and primarily consists of various end-users of filtration systems.

Our Filtration and Other Business competes with other manufacturers of filtration systems and components and turbochargers. Our primary competitors in these markets include Donaldson Company, Inc., Clarcor Inc., Mann+Hummel Group, Tokyo Roki Co., Ltd. and Honeywell International.

International Distributor Business

In the fourth quarter of 2001, we realigned our reporting structure and created the International Distributor Business as a result of the growing size and importance of the retail distribution business. In 2004, International Distributor Business sales accounted for 9 percent of our total sales. Our International Distributor Business consists of 17 company-owned distributors and one joint venture that distribute the full range of our products and services to end-users at 116 locations in 77 countries and territories. Through this network, our trained personnel provide parts and service to our customers, as well as full-service solutions, including maintenance contracts, engineering services, and integrated products where we customize our products to cater to specific end-users. Our company-owned distributors are located in key markets, including India, China, Japan, Australia, the U.K. and South Africa. Our distributors also serve the dealers and end-users in their territories by providing product maintenance, repair and overhaul services.

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

SEGMENT FINANCIAL INFORMATION

Financial information about our business segments is incorporated by reference from Note 21 to the Consolidated Financial Statements.

SUPPLY

We have developed and maintain a world class supply base in terms of technology, quality and cost. We source our materials and manufactured components from leading suppliers both domestically and internationally. We have adequate sources of supply of raw materials and components. We machine and assemble some of the components used in our engines and power generation units, including blocks, heads, rods, turbochargers, camshafts, crankshafts, filters, exhaust systems, alternators and fuel systems. We also have arrangements with certain suppliers who are the sole source for specific products or supply items. Between 75 and 85 percent of our total raw material and component purchases in 2004 were purchased from suppliers who are the sole source of supply for a particular supply item. Although we elect to source a relatively high proportion of our total raw materials and component requirements from sole suppliers, the majority of these supply items can be purchased from alternate suppliers with the appropriate sourcing plan. In addition, we maintain dual sourcing at a commodity level on many of our sole sourced part numbers. Our supply agreements vary according to the particular part number sourced. However, these agreements typically include standard terms relating to cost (including cost reduction targets), quality and delivery. Our supply agreements also typically include customary intellectual property provisions that contain prohibitions on the use of our intellectual property by the suppliers for any purpose other than their performance of the supply agreements, and indemnity covenants from suppliers for breach by them of intellectual property rights of third parties in performance of the agreements. The duration of our more important supply agreements varies but typically ranges between three and five years and some extend through 2010. Many of our supply agreements include early termination provisions related to failure to meet quality and delivery requirements. In order to reduce the risk of dependency, the raw materials and components from single source suppliers are reviewed periodically to ensure a second source or alternative exists to guarantee supply.

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

LARGEST CUSTOMER

We have thousands of customers around the world and have developed long-standing business relationships with many of them. DaimlerChrysler is our largest customer, accounting for approximately 13 percent of our consolidated net sales in 2004, primarily relating to sales of our ISB engine for use in Dodge Ram trucks and sales of our medium-duty engines to the Freightliner division of DaimlerChrysler. While a significant number of our sales to DaimlerChrysler are under long-term supply agreements, these agreements provide for the supply of DaimlerChrysler’s engine requirements for particular vehicle models and not a specific volume of engines. DaimlerChrysler is our only customer accounting for more than 10 percent of our net sales in 2004. The loss of this customer or a significant decline in the production level of DaimlerChrysler vehicles that use our engines would have an adverse effect on our business, results of operations and financial condition. We have been an engine supplier to DaimlerChrysler for more than 15 years. A summary of principal customers for each business segment is included in our segment discussion.

In addition to our agreements with DaimlerChrysler, we have long-term heavy-duty engine supply agreements with International Truck and Engine Corporation, PACCAR and Volvo Trucks North America. Collectively, our net sales to these three customers was less than 18% of consolidated net sales in 2004 and individually, was less than 9% of consolidated net sales for each customer. As with DaimlerChrysler, these agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term (generally five years or longer) price and operations agreements that assure the availability of our products to each customer through the duration of the respective agreements. There are no guarantees or commitments by these customers of any kind regarding volumes or market shares, except in the case of DaimlerChrysler which has committed that Cummins will be its exclusive diesel engine supplier for the Dodge Ram heavy-duty pickup truck. Agreements with OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.

BACKLOG

While we have supply agreements with some truck and off-highway equipment OEMs, most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm.

DISTRIBUTION

Over the last 45 years, we have developed a distribution and service network that includes more than 550 distributor locations and 5,000 dealers in 160 countries and territories. This network is comprised of independent distributors, North American distributors that are partially-owned by us and international distributors that are wholly-owned. Each distributor sells the full range of our products, as well as complementary products and services. Our International Distributor Business operates within this network with 17 company-owned distributors and one joint venture in 116 locations across 77 countries and territories.

Our agreements with independent and partially-owned distributors generally have a three-year term and are exclusive with respect to specified territories. Our distributors develop and maintain the network of dealers with which we have no direct relationship. The distributors are permitted to sell other, non-competitive products only with our consent. We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the marks, except to authorized dealers, without our consent. Products are sold to the distributors at standard domestic or international distributor net prices, as applicable. Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales. We can refuse to renew these agreements at will, and we may terminate them upon 90-day notice for inadequate sales, change in principal ownership and certain other reasons. Distributors also have the right to terminate the agreements upon 60-day notice without cause, or 30-day notice for cause. Upon termination or failure to renew, we are required to purchase the distributor’s current inventory and may, at our option purchase other assets of the distributor, but are under no obligation to do so.

Our distribution capability is a key element of our business strategy and competitive position, particularly in our efforts to increase customer access to aftermarket replacement parts and repair service.

There are more than 5,000 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins trained service personnel and parts are available to service, maintain and repair our engines. We also have parts distribution centers located strategically throughout the world in order to serve our customers and distributors.

Financial information about wholly-owned distributors, partially-owned distributors consolidated under FIN46R and distributors accounted for under the equity method are incorporated by reference to Notes 1, 2 and 3 to the Consolidated Financial Statements.

RESEARCH AND ENGINEERING

Our research and engineering program is focused on product improvements, innovations and cost reductions for our customers. In 2004, our research and engineering expenditures were $241 million compared to $200 million in 2003. Of this amount, approximately 8 percent, or $20 million, was directly related to the development of heavy-duty and medium-duty engines that are designed to comply with the 2007 emissions standards.

In the Engine Business, we continue to invest in system integration and in technologies to meet increasingly more stringent emissions standards. We have focused our engine technology development on five critical subsystems: combustion, air handling, fuel systems, electronic controls and exhaust aftertreatment. We were the first diesel engine manufacturer to have an engine certified by the EPA as being in compliance with the current EPA standards. We also were the first engine manufacturer to announce a low-cost combustion-only emission solution for Tier III industrial diesel engines that does not require exhaust gas recirculation nor exhaust aftertreatment. In addition, we were the first company to demonstrate a prototype vehicle that meets EPA 2007 gasoline-equivalent “Tier II Bin 5” emission levels.

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

In 2003, we established Cummins Research and Technology Indian Private Ltd. (CRTI). This partially-owned subsidiary provides analytical services such as structural dynamics, computational fluid dynamics, and design to all Cummins entities. CRTI has selected Satyam Computer Services Limited to provide start-up services in the form of engineering staff and leased work space. CRTI is located in Pune, India. In 2004, we signed a joint venture agreement with Dongfeng Cummins Engine Co. Ltd. for a research facility in China that is expected to open in the first quarter of 2006. The Cummins East Asia Tech Center will provide engineering and technical services for the full range of Cummins products manufactured in China, including diesel and natural gas engines, power generators, turbochargers and filtration products.

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

•       Consolidated Diesel Company.   Consolidated Diesel Company, located in the U.S., is a joint venture with CNH Global N.V. that began with Case Corporation in 1980. This partnership produces Cummins B series, C series and ISL Series engines and engine products for automotive and industrial markets in North America and Europe. Effective March 28, 2004, we adopted the provisions of FIN 46R for this entity and its results are now consolidated in our Consolidated Financial Statements (see Note 2 to the Consolidated Financial Statements).

•       Cummins/Komatsu Arrangements.   We have formed a broad relationship with Komatsu Ltd., including three joint ventures and numerous exclusive supply arrangements. Two joint ventures were formed in 1992, one to manufacture Cummins B Series engines in Japan, the other to build high-horsepower Komatsu-designed engines in the U.S., Cummins Komatsu Engine Corporation (CKEC). In 1997, we established a third joint venture in Japan to design the next generation of industrial engines. Effective March 28, 2004, we adopted the provisions of FIN 46R for CKEC and its results are now consolidated in our Consolidated Financial Statements (see Note 2 to the Consolidated Financial Statements).

•       Cummins/Dongfeng Joint Ventures.   In 1985, we licensed Dongfeng Motor Company (Dongfeng), the second largest truck manufacturer in China, to manufacture Cummins B Series engines. In 1993, Dongfeng established a subsidiary, Dongfeng Automotive Corporation (DFAC), which became the licensee. In 1995, we partnered with DFAC and formed a joint venture, Dongfeng Cummins Engine Co. Ltd. (DCEC), for the production of our C Series engines. In 1998, we established a wholly-owned subsidiary, Cummins (Xiangfan) Machining Company Ltd. (CXMC), in an adjacent facility to DCEC to manufacture B Series cylinder blocks and cylinder heads. In April 2003, the assets of DFAC’s B series manufacturing entity and the assets of CXMC were invested into the existing joint venture, DCEC. The expanded joint venture, with annual capacity of approximately 130,000 units, produces Cummins B, C and L series four-to nine-liter mechanical and will produce full-electronic diesel engines with a power range from 100 to 370 horsepower in 2005. In 2004, Cummins invested a B series connecting rod machining line into CXMC to supply DCEC. We also have a joint venture with Dongfeng that manufactures filtration systems, Shanghai Fleetguard Filter Co., Ltd. In 2003, Nissan Motor Co., Ltd. acquired 50% ownership of Dongfeng. In 2004, we signed a joint venture agreement with DCEC for a research facility in China that is expected to open in the first quarter of 2006. The facility will provide engineering and technical services for the full range of Cummins products manufactured in China, including diesel and natural gas engines, power generators, turbochargers and filtration products.

•       Tata Group Joint Ventures.   In 1992, we formed a joint venture with Tata Engineering and Locomotive Company, the largest automotive company in India and a member of the Tata group of companies. The joint venture, Tata Cummins Limited, manufactures the Cummins B Series engine in India for use in trucks manufactured by Tata. Holset Engineering Company Ltd., one of our

wholly-owned subsidiaries, also formed a joint venture with Tata for the manufacturer of turborchargers, Tata Holset Ltd..

•       Cummins/China National Heavy-Duty Truck Joint Venture.   In 1995, we formed a joint venture with China National Heavy-duty Truck Corporation in Chongqing, China. The shares of this venture are now owned jointly by us and the Chongqing Heavy Duty Vehicle Group. The joint venture, Chongqing Cummins Engine Company Ltd., manufactures several models of our heavy-duty and high-horsepower diesel engines in China.

•       The European Engine Alliance (EEA).   The EEA was established in 1996 as a joint venture between our Company and two Fiat Group companies, Iveco N.V. (trucks and buses) and CNH Global (agricultural and construction equipment), to develop a new generation of 4, 5 and 6-liter engines based on our 4B and 6B Series engines.

•       Cummins/Scania Joint Venture.   In 1999, we formed a joint venture with Scania to produce fuel systems for heavy-duty diesel engines. We own 70 percent of this joint venture and its results are included in our Consolidated Financial Statements.

•       Cummins/Westport Joint Venture.   In 2001, we formed a joint venture with Westport Innovations Inc., located in British Columbia, Canada, to develop and market low-emissions, high-performance natural gas engines for on-highway, industrial and power generation markets. In 2003, the joint venture agreement was modified to focus the joint ventures’ efforts on the marketing and sale of automotive spark ignited natural gas engines worldwide. The new agreement also provides for joint technology projects between Westport and Cummins on low-emission technologies of mutual interest.

•       NewageAVK/SEG Joint Venture.   In 2001, Newage International Ltd., which operates within our Power Generation Business, formed a joint venture with AVK/SEG Holding GmbH & Co. KG, a German holding company that directly owned shares of AVK and SEG, which manufactured alternators and power electronics, respectively. Effective March 28, 2004, we adopted the provisions of FIN 46R for AVK/SEG and its results are now consolidated in our Consolidated Financial Statements. In the second quarter of 2004, AVK/SEG was liquidated and we now own 100 percent of AVK and 25 percent of SEG. SEG continues to be consolidated under FIN 46R (see Note 2 to the Consolidated Financial Statements).

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

In addition to these key joint ventures and agreements, we also have equity interests in several of our North American distributors who distribute the full range of our products and services to customers and end-users. We have also entered into numerous joint ventures around the world where we provide engine components, such as turbochargers, alternators and filtration products. In Turkey, we have a license agreement with BMC Sanayi that provides for the manufacture and sale of our B and C Series engines. We will continue to evaluate joint venture and partnership opportunities in order to penetrate new markets, develop new products and generate manufacturing and operational efficiencies.

Financial information about our investments in joint ventures and alliances that are not consolidated and those that are consolidated is incorporated by reference from Notes 1, 2 and 3 to the Consolidated Financial Statements. Financial information about geographic areas is incorporated by reference from Note 21 to the Consolidated Financial Statements.

EMPLOYEES

As of December 31, 2004, we employed approximately 28,100 persons worldwide. Approximately 10,300 of our employees are represented by various unions under collective bargaining agreements that expire between 2005 and 2008.

ENVIRONMENTAL COMPLIANCE

Product Environmental Compliance

Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our products comply with emissions standards that the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and other state regulatory agencies, as well as other regulatory agencies around the world, have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 2005. Our ability to comply with these and future emissions standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Failure to comply with these standards could result in adverse effects on our future financial results.

EPA Engine Certifications

In the fourth quarter 2002, we implemented new on-road emissions standards. These were implemented in accordance with the terms of a 1998 consent decree that we and a number of other engine manufacturers entered into with the EPA, the U.S. Department of Justice (DOJ) and CARB. The consent decree was in response to concerns raised by these agencies regarding the level of nitrogen oxide emissions from heavy-duty diesel engines.

The consent decree also requires us to pull forward by one year (to January 1, 2005) the implementation of Tier III emissions standards for off-road engines in the 300 to 749 horsepower range. This development was finished early in the year and all testing and EPA/CARB certification was concluded so that these engines could be sold commencing January 1, 2005.

Federal and California regulations require manufacturers to report failures of emissions-related components to the EPA and CARB when the failure rate reaches a specified level. At higher failure rates, a product recall may be required. In 2004, we submitted one report to the EPA relating to incorrect or missing data plates on 39 engines.

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

Other Environmental Statutes and Regulations

We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations. During the last five years, expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of annual capital outlays and are not expected to be material in 2005.

Pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we have been identified as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended or similar state laws, at approximately 14 waste disposal sites. Based upon our experiences at similar sites we believe that our aggregate future remediation costs will not be significant. We have established accruals that we believe are adequate for our expected future liability with respect to these sites.

RISK FACTORS RELATING TO OUR BUSINESS

Set forth below and elsewhere in this Annual Report on Form 10-K and in other documents we file with the SEC are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements or other projections contained in this Report. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slowdown, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section in Item 7 below, “Disclosure Regarding Forward-Looking Statements,” should be considered in addition to the following statements.

Our business is affected by the cyclical nature of the markets we serve.

Our financial performance depends, in large part, on varying conditions in the markets that we serve, particularly the automotive, construction and general industrial markets. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and fuel costs. Our sales are also impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in the markets we serve generally result in reductions in sales and pricing of our products, which could reduce future earnings and cash flow.

Our products are subject to substantial government regulation.

Our engines are subject to extensive statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as the CARB and other regulatory agencies around the world. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. For example, under the terms of a consent decree that we and a number of other engine manufacturers entered into with the DOJ, the CARB and the EPA, we were required to develop new engines to comply with stringent emissions standards by October 1, 2002. While we were able to meet this deadline, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. Currently, we believe we are on schedule to meet all deadlines for known future regulatory standards.

We have made, and will be required to continue to make, significant capital and research expenditures to comply with these standards but we cannot assure that we will be able to achieve the technological advances that may be necessary for us to continue to comply with evolving regulatory standards. Further, the successful development and introduction of new and enhanced products are subject to risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties. Any failure to comply with regulatory standards affecting our products could subject us to fines or penalties, and could require us to cease production of any non-compliant engine or to recall any engines produced and sold in violation of the applicable standards. See “Business—Environmental Compliance—Product Environmental Compliance” for a complete discussion of the environmental laws and regulations that affect our products.

Our products are subject to recall for performance related issues.

We are at risk for product recall costs. Product recall costs are costs incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Costs typically include the cost of the product, part or component being replaced, customer cost of the recall and labor to remove and replace the defective part or component. When a recall decision is made, we estimate the cost of the recall and record a charge to earnings in that period in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards (SFAS) No. 5,  “Accounting for Contingencies.”  In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost. As a result, these estimates are subject to change.

We cannot assure that our truck manufacturers and OEM customers will continue to outsource their engine supply needs.

Some of our engine customers, including Volvo and DaimlerChrysler, are truck manufacturers or OEMs that manufacture engines for their own products. Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products and in order to reduce costs, eliminate production risks and maintain company focus. However, we cannot assure that these customers will continue to outsource engine production in the future. Increased levels of production insourcing could result from a number of factors, such as shifts in our customers’ business strategies, which could result from the acquisition of another engine manufacturer, the inability of third party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could significantly impact our revenues and, accordingly, have a material adverse affect on our business, results of operations and financial condition.

Our largest customer accounts for a significant share of our business.

Sales to DaimlerChrysler accounted for approximately 13 of our net sales for 2004, primarily relating to sales of our ISB engine for use in the Dodge Ram truck and sales of our heavy-and medium-duty engines to its Freightliner division. While a significant amount of our sales to DaimlerChrysler is under long-term supply agreements, these agreements provide for the supply of DaimlerChrysler’s engine requirements for particular models and not a specific number of engines. Accordingly, the loss of DaimlerChrysler as a customer or a significant decline in the production levels for the vehicles which DaimlerChrysler uses our products would have an adverse effect on our business, results of operations and financial condition.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain materials and manufactured components from third-party suppliers. A significant number of our suppliers representing 75 to 85 percent of our total raw material and component purchasers in 2004 are the sole source for a particular supply item, although the majority of these materials and components can be obtained from other suppliers. Any delay in our suppliers’ abilities to provide us with necessary materials and components may affect our capabilities at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2004, we employed approximately 28,100 persons worldwide. Approximately 10,300 of our employees are represented by various unions under collective bargaining agreements that expire between 2005 and 2008.  We cannot assure you that future issues with our labor unions will be resolved favorably or that we will not encounter  future  strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at vehicle assembly plants where our engines are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.

Our products involve risks of exposure to product liability claims.

We face an inherent business risk of exposure to product liability claims in the event that our products’ failure to perform to specifications results, or is alleged to result, in property damage, bodily injury and/or death. We may experience material product liability losses in the future. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have a material adverse affect on our business, results of operations and financial condition and cash flows. In addition, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and our Company.

Our operations are subject to extensive environmental laws and regulations.

Our plants and operations are subject to increasingly stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. While we believe that we are in compliance in all material respects with these environmental laws and regulations, we cannot assure you that we will not be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination, and the amount of such liability could be material.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Approximately 48 percent of our net sales for 2004 were derived from sources outside the United States. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

•       the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•       trade protection measures and import or export licensing requirements;

•       tax rates in certain foreign countries that exceed those in the United  States and the imposition of withholding requirements on foreign earnings;

•       the imposition of tariffs, exchange controls or other restrictions;

•       difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

•       required compliance with a variety of foreign laws and regulations; and

•       changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure that these and other factors will not have a material adverse affect on our international operations or on our business as a whole.

We are subject to currency exchange rate and other related risks.

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. While we customarily enter into financial transactions to address these risks, we cannot assure that currency exchange rate fluctuations will not adversely affect our results of operations and financial condition. In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature, if they occur or continue for significant periods of time, could have an adverse effect on our results of operations and financial condition in any given period.

We face significant competition in the markets we serve.

The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support. Some of our competitors are companies, or divisions or operating units of companies that have greater financial and other resources than we do. There can be no assurance that our products will be able to compete successfully with the products of these other companies. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our business, results of operations and financial condition. For a more complete discussion of the competitive environment in which each of our business segments operates, see “Business—Our Business Segments.”

Item 2.                        Properties

Our worldwide manufacturing facilities occupy approximately 15 million square feet, including approximately nine million square feet in the U.S. Principal manufacturing facilities in the U.S. include our plants in Southern Indiana, Wisconsin, New York, Iowa, Tennessee, Georgia, Ohio and Minnesota, as well as an engine manufacturing facility in North Carolina, which is operated in partnership with CNH Global N. V.

Manufacturing facilities outside of the U.S. include facilities located in the U.K., Brazil, India, Mexico, Canada, France, China and Australia. In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.K., France, China, India, Japan, Pakistan, South Korea, Turkey and Indonesia.

Item 3.                        Legal Proceedings

We are, at any one time, party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We have also been identified as a Potentially Responsible Party (PRP) at several waste disposal sites under federal and state environmental statutes, only one of which we expect could result in monetary sanctions, exclusive of interest and costs, of $100,000 or more (in the vicinity of $137,000) based upon our estimated proportional volume of waste disposed at this site in Oklahoma City, OK (Double Eagle Refinery site). In addition to this site, we have been contacted as a possible PRP at sites in Toledo, OH (Stickney Avenue and Tyler Street Dump site, and XXKem site), Green County, OH (Lammers site) Jacksonville, FL (White House Waste Oil Pits site), Memphis, TN (North Hollywood Dump site), Cookeville, TN (Putnam County Landfill site), Vadnis Heights, MN (Vadnis Heights site), South Bend, IN (Schumann site), Culver, IN (Four County Landfill site), Columbus, IN (Miller Salvage/Marr-Glick Wellfield Site); Santa Barbara, CA (Casmalia Site), Buffalo, NY (ENRX site) and Los Angeles, CA (Operating Industries, Inc. site). At several of these sites, we have had no follow-up contact from the relevant regulatory agencies since an initial communication in the early to mid-1990s. Other than in connection with the Double Eagle Refinery site in Oklahoma City referenced above, we believe our liability at these sites would be de minimis absent the imposition of liabilities that otherwise would be the responsibility of other PRPs. More information with respect to our environmental exposure can be found under “Environmental Compliance Other Environmental Statutes and Regulations.” We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure that our liability with respect to any such action or proceeding would not exceed our established accruals. Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the last quarter of the fiscal year ended December 31, 2004.

PART II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

(a)   Our common stock, par value $2.50 per share, is listed on the NYSE and the Pacific Stock Exchange under the symbol “CMI.” For information about the quoted market prices of our common stock, information regarding dividend payments and the number of common stock shareholders, see Selected Quarterly Financial Data on page 118 of this report. For other matters related to our common stock and shareholders’ equity, see Notes 14 and 17 to the Consolidated Financial Statements.

(b)   Use of proceeds—not applicable.

(c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	1,369	$73.65	—	43,861
November	3,812	76.94	—	40,464
December	9,282	79.67	—	31,245
Total	14,463	$78.38	—

These shares were repurchased from employees in connection with the Company’s Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock of the Company on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be re-financed after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold, must wait six months before another share purchase may be made.

According to our bylaws, we are not subject to the provisions of the Indiana Control Share Act. However, we are governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the Company.

Item 6.                        Selected Financial Data.

The selected financial information presented below for the five year period ended December 31, 2004, was derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the years ended December 31,
	2004	2003	2002	2001	2000
	$ Millions, except per share
Statements of Earnings Data
Net sales	$8,438	$6,296	$5,853	$5,681	$6,597
Gross margin	1,680	1,123	1,045	1,013	1,267
Equity, royalty and other income from investees	111	70	22	10	7
Restructuring, impairment and other charges and (credits)	—	—	(8)	126	154
Interest expense	113	90	61	77	87
Dividends on preferred securities of subsidiary trust	—	11	21	11	—
Cumulative effect of change in accounting principles, net of tax	—	(4)	3	—	—
Net earnings (loss)	350	50	82	(103)	14
Net earnings (loss) per share:
Basic	$8.30	$1.28	$2.13	$(2.70)	$0.35
Diluted	7.39	1.27	2.13	(2.70)	0.35
Dividends declared per share	1.20	1.20	1.20	1.20	1.20
Balance Sheet Data
Total assets	$6,527	$5,126	$4,837	$4,311	$4,448
Long-term debt	1,299	1,380	999	915	1,032
Mandatorily redeemable preferred securities	—	—	291	291	—
Shareholders’ equity	1,401	949	841	983	1,280

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for a discussion of “Restructuring, impairment and other charges and (credits),” “Dividends on preferred securities of subsidiary trust,” “Long-term debt and short-term borrowings” and the “Cumulative effect of change in accounting principles.”

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion of the financial results, liquidity and capital resources, contractual obligations and commercial commitments, financial covenants and credit ratings, off balance sheet arrangements, financial guarantees, critical accounting estimates and other key items related to our business and performance. This section should be read in conjunction with our Consolidated Financial Statements and related notes in the “Financial Statements” section of this Annual Report on Form 10-K. Certain prior year amounts included in this section have been reclassified to conform to the current year presentation. All references to per share amounts are diluted per share amounts. Our discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “RISK FACTORS RELATING TO OUR BUSINESS” included in Part I of this report and “Disclosure Regarding Forward-Looking Statements” presented at the end of this section.

OVERVIEW

Cummins is a global power leader comprised of four reportable complementary business segments: Engine, Power Generation, Filtration and Other and International Distributors. Our businesses design, manufacture, distribute and service diesel and natural gas engines and related technologies, including fuel systems, controls, air handling, and filtration, emissions solutions and electrical power generation systems. Our products are sold to original equipment manufacturers (OEMs), distributors and other customers worldwide. Major OEM customers include DaimlerChrysler, PACCAR, International Truck and Engine Corporation (Navistar), Volvo, Komatsu, Ford, Volkswagen, CNH Global and our joint venture partners in China (Dongfeng Cummins Engine Co. Ltd.) and India (Tata Cummins Limited). We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories. Our business units share technology, customers, strategic partners, brands and our distribution network.

Our financial performance is affected by the cyclical nature and varying conditions of the markets we serve, particularly the automotive, construction and general industrial markets. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in the price of crude oil (fuel costs), volume of freight tonnage, interest rate levels, non-residential construction spending and general industrial capital spending. Economic downturns in the markets we serve generally result in reductions in sales volume and pricing of our products and reduce earnings and cash flow. Although cyclicality is a factor in our business, the financial impact of it has been reduced somewhat by our geographical expansion, growth in our distributor business and improvements in our fixed cost structure that have resulted in a lower break-even point of our production costs.

FINANCIAL OVERVIEW

The table below sets forth our Consolidated Statements of Earnings data as a percentage of net sales for the years ended December 31:

	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.1	82.2	82.1
Gross margin	19.9	17.8	17.9
Selling and administrative expenses	12.0	13.2	12.6
Research and engineering expenses	2.9	3.2	3.4
Equity, royalty and other income from investees	(1.3)	(1.1)	(0.4)
Restructuring, impairment and other charges and (credits)	—	—	(0.1)
Interest expense	1.3	1.4	1.0
Loss on early retirement of debt	—	—	0.1
Other income, net	(0.1)	(0.3)	(0.2)
Earnings before income taxes, minority interests, dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principles	5.1	1.4	1.3
Provision (benefit) for income taxes	0.7	0.2	(0.7)
Minority interests in earnings of consolidated subsidiaries	0.3	0.2	0.3
Dividends on preferred securities of subsidiary trust	—	0.1	0.4
Earnings before cumulative effect of change in accounting principles	4.1	0.9	1.3
Cumulative effect of change in accounting principles, net of tax	—	(0.1)	0.1
Net earnings	4.1	0.8	1.4

Cummins experienced very strong performance in 2004 with record sales and earnings. Net earnings were $350 million, or $7.39 per share, on sales of $8.4 billion, compared to 2003 net earnings of $50 million, or $1.27 per share, on sales of $6.3 billion. The earnings improvement was driven by a 34 percent increase in net sales, primarily from our Engine Business and record sales at our Power Generation Business. Both segments experienced strong demand across respective automotive and industrial markets, with particularly strong demand in the North American heavy-duty truck market where engine sales were up 94 percent from the prior year and our market share increased significantly.  Sales also increased in the Filtration and Other and International Distributor Businesses in 2004 compared to 2003 reflecting substantial improvement in demand and business conditions. Our joint ventures contributed $111 million in earnings in 2004 compared to $70 million in 2003, with the largest increase from our expanded joint venture in China, Dongfeng Cummins Engine Company (DCEC). Overall, 2004 was an exceptionally strong financial year for Cummins and we believe the programs we have in place position us for another good year in 2005.

BUSINESS OUTLOOK

Our Engine Business experienced much stronger than expected volumes in virtually all of its markets in 2004 and most economic indicators point toward continued improvement at a moderate pace in the North American heavy-duty truck market in 2005. We currently expect North American heavy-duty truck production levels to increase a minimum of 15 percent, from an estimated 245,000 units in 2004 to approximately 280,000 to 285,000 units in 2005. While 2004 demand was driven partially from fleets adding capacity as freight volume increased, the majority of the increase resulted from the replacement of aging vehicles. In 2005, we expect demand will be driven primarily by the economy as manufacturing and consumer spending levels increase and trucking fleets expand their capacity by adding equipment. We also expect sales of our midrange engines to the medium-duty markets to increase in 2005, as economic indicators for this market historically correlate with those of the heavy-duty market. Currently, we estimate our engine volumes for the worldwide medium-duty truck market to increase 20 percent in 2005, including an increase in market share. Sales of our 5.9 liter turbo diesel engine to Daimler Chrysler for the Dodge Ram truck reached record levels in 2004 and we expect 2005 volumes will increase with the scheduled availability of our engine in the new Dodge Ram Mega Cab. We expect the Dodge Ram Heavy-Duty Cummins Turbo will continue to result in strong sales volumes as demand for diesel-powered light vehicles increases. Our industrial markets also experienced a strong recovery in 2004 and continued growth is expected through 2005, particularly overall demand from construction and mining OEMs.

Our Power Generation Business struggled financially in 2002 and 2003 as demand for global power generation declined, resulting in high inventory levels, over-capacity and market pricing pressures. In 2004, profitability returned to this segment based upon strong demand for commercial products in China and the Middle East, a significant increase in alternator sales to generator set OEMs, record sales of Onan branded generator sets to RV OEMs, our focus on cost reduction initiatives, benefits from restructuring and new product introductions. In 2005, we expect continued growth in commercial international markets for power generation and alternators and stronger growth in domestic markets. In our consumer business, we expect two new product launches, a portable generator set and a residential standby generator set, to offset a slight volume decline in RV generator sets.  Overall, Power Generation revenues are expected to increase in 2005 with improved profitability for this segment.

In our Filtration and Other Business, our long term agreements with key customers executed in 2003 and 2004 provided excellent revenue growth in 2004 although our financial results were impacted by the dramatic rise in steel prices and capacity constraints in our exhaust manufacturing. We expect revenue growth to continue in 2005 and we also expect some growth in aftermarket revenues from new products released in 2004. Revenue from our Emission Solutions business is expected to increase in 2005 as we continue to gain market share in the domestic retrofit business. Overall, Filtration and Other Business revenues are expected to increase approximately 7 percent in 2005, and profitability is expected to improve as a result of cost reduction initiatives and the impact of pricing actions to offset steel cost increases.

In 2004, revenues improved in every geographic region and profitability was up significantly in our International Distributor Business. As the worldwide economy continues to improve and our engine population increases, we expect sales growth in engines, parts, service and power generation equipment and solid profit margins to continue in this business as we capitalize on a growing global customer base. We expect revenues to increase over 10 percent in 2005 from economic growth and increased profitability from higher sales volume, managed expenses and planned consolidations.

Income from our joint ventures is expected to continue to be strong in 2005, particularly in Asia, through our partnership, DCEC, which is a supplier to the second largest truck manufacturer in China, and in North America through our distributorship joint ventures.

We expect our businesses to generate sufficient cash from operations in 2005 to fund capital expenditures, research and development, pension funding, debt service costs and dividend payments. In addition, we expect cash outflows to fund our joint ventures will approximate $25 - $30 million in 2005. We have available various short and long-term credit arrangements, which are discussed below and disclosed in Note 11 to the Consolidated Financial Statements. These credit arrangements and other programs, such as our accounts receivable program, provide the financial flexibility, when needed, to satisfy future short-term funding requirements of our debt service obligations and projected working capital requirements. On March 1, 2005, we repaid our $225 million 6.45% notes on their maturity date from cash and cash equivalents on hand. With the exception of payments required under various operating and capital leases, principal and interest payments on notes issued by a consolidated VIE and our pension funding commitments, there are no major fixed cash payment obligations occurring until 2010 when our 9.5% Notes with principal amount of $250 million mature.

SIGNIFICANT EVENTS, TRANSACTIONS AND FINANCIAL TRENDS

Throughout this Management’s Discussion and Analysis we have disclosed significant events or transactions that had a material impact on our net earnings or segment EBIT, financial position and cash flows. In 2004, our net earnings benefited from significant tax events that likely will not recur with similar materiality or impact on our effective tax rate. Our 2004 tax expense was reduced by the following nonrecurring benefits:

•       We reassessed the treatment of foreign tax credits previously recognized as tax deductions and used them as tax credits ($25 million),

•       We amended prior years U.S. income tax returns and claimed additional export tax benefits ($11 million),

•       We reversed valuation allowances related to state tax net operating losses that were no longer needed ($16 million), and

•       We reduced our tax expense for a change in the estimated state income tax rate used to value deferred tax assets ($9 million).

Other significant events and transactions that occurred during 2004 were:

•       We adopted certain provisions of FIN 46R as of March 28, 2004, which required us to consolidate the assets and liabilities of three variable interest entities previously accounted for under the equity method of accounting. As of April 25, 2004, we consolidated another entity under the provisions of FIN 46R. After eliminating intercompany transactions, our assets and liabilities as of December 31, 2004, increased $319 million and $251 million, respectively, and our net sales, gross margin and net earnings increased $145 million, $60 million and $0 million, respectively,  for the year ended December 31, 2004 (see Note 2 to the Consolidated Financial Statements).

•       Our gross margin and net earnings were negatively affected by the rising cost of steel and other commodities, primarily copper, manufacturing and logistics inefficiencies due to significant increases in production and supplier constraints to meet growing demand. Steel prices increased 50-60 percent during 2004 and it is likely they will remain high in the first half of 2005 although we expect increases to be less significant than those experienced in 2004. While our primary focus remains on controlling our costs through cost reduction efforts and Six Sigma projects, we have implemented pricing actions in our businesses to offset our current estimate of the impact of commodity prices in 2005. In addition, we have engaged in detailed capacity and throughput analysis work with many of our key suppliers to help them manage capacity constraint issues and have also developed a recovery plan to address our manufacturing and logistics inefficiencies.

•       During 2004 we amended the master lease agreements related to two leases representing a majority of equipment leased in our PowerRent program. One of the lease amendments required us to retain full residual risk on the equipment and the other required us to repurchase the equipment at the end of the two-year non-cancelable lease terms. As a result, both leases are now classified as capital leases. The total addition to our Consolidated Balance Sheets as property, plant and equipment relating to the capital leases was $104 million and the balance of the capital lease obligations at December 31, 2004, was $103 million. (See Note 18 to the Consolidated Financial Statements).

•       $6 million pre-tax gain amortization related to the early termination of interest rate swaps in 2001 and 2002.

Significant transactions included in 2003 earnings were:

•       $7 million pre-tax gain amortization related to the early termination of interest rate swaps in 2001 and 2002, and

•       $4 million after-tax charge for the cumulative effect of a change in accounting principle resulting from the consolidation of a variable interest entity.

Significant transactions included in 2002 earnings were:

•       $57 million tax adjustment credit related to the settlement of U.S. income tax audits for the years 1992 through 1999,

•       $8 million credit for excess costs of restructuring actions,

•       $8 million pre-tax charge related to early extinguishment of debt,

•       $4 million pre-tax gain amortization related to the early termination of interest rate swaps in 2001 and 2002, and

•       $3 million after-tax credit for the cumulative effect of a change in accounting principle related to changing our pension measurement date.

RESULTS OF OPERATIONS

Net Sales

Net sales of our business segments for the years ended December 31, follows:

	2004	2003	2002
	$ Millions
Engine	$5,500	$3,631	$3,435
Power Generation	1,877	1,329	1,226
Filtration and Other	1,484	1,056	951
International Distributor	856	669	574
Elimination of intersegment sales	(1,279)	(389)	(333)
Total consolidated net sales	$8,438	$6,296	$5,853

•       Sales of our Engine Business increased $1,869 million, or 51 percent (38 percent excluding the change in transfer pricing discussed below under Business Segment Results), compared to the prior year, primarily due to strong demand from heavy- and medium-duty truck OEMs, increased shipments to Chrysler of light-duty engines for the Dodge Ram truck and higher engine shipments to industrial OEMs. Engine and part sales to automotive markets were 42 percent higher than 2003 with increased shipments in all market segments, except bus applications.

•       Power Generation sales increased $548 million, or 41 percent, (45 percent excluding the change in transfer pricing discussed below under Business Segment Results) compared to the prior year, buoyed by strong demand for generator sets and alternators in international markets and continued robust demand for RV and other consumer power generation products.

•       Sales in the Filtration and Other Business were up $428 million, or 41 percent, (21 percent excluding the change in transfer pricing discussed below under Business Segment Results) compared to the prior year, with improvements in most markets, but primarily driven by  North American OEMs.

•       Sales in our International Distributor Business increased $187 million, or 28 percent, compared to 2003, with moderate growth in engine, parts and service and strong demand for power generation products.

•       Total sales in 2004 increased approximately $145 million from the consolidation of entities under FIN 46R (see Note 2 to the Consolidated Financial Statements).

Sales increased in all of our business segments in 2003 compared to 2002, with a majority of the increase occurring in the second half of the year as economic conditions strengthened and overall demand for our products improved.

•       Engine Business sales increased $196 million, or 6 percent, primarily from higher engine sales to DaimlerChrysler for the Dodge Ram truck.

•       Power Generation sales increased $103 million, or 8 percent, compared to the prior year, buoyed by strong fourth quarter demand.

•       Sales in the Filtration and Other Business exceeded the $1 billion level, up $105 million, or 11 percent year-over-year, reflecting demand improvement and increased market penetration.

•       Sales in our International Distributor Business increased $95 million, or 17 percent, compared to 2002, primarily from strong sales of engines and parts at our distributorships in Australia, Dubai and South Africa.

Gross Margin

Our gross margin was $1,680 million in 2004 compared to $1,123 million in 2003, with related gross margin percentages of 19.9 and 17.8, respectively. The majority of the change in year-over-year gross margin was a result of the following:

•       higher engine shipments, particularly to the North American automotive and industrial markets, higher sales across our other three businesses ($525 million), and related absorption benefits on fixed manufacturing costs ($125 million),

•       increased product coverage costs due to higher volumes ($69 million),

•       higher material costs for copper and steel, net of price realization ($53 million),

•       supplier inefficiencies resulting from higher volumes, including premium freight charges and overtime ($40 million),

•       the impact of favorable currency exchange rates ($18 million), and

•       one-time charge for inventory valuation ($9 million).

Approximately 11 percent of the increase in 2004 gross margin was a result of consolidating entities under FIN 46R (see Note 2 to the Consolidated Financial Statements).

Product coverage expense as a percent of net sales was 3.1 percent in 2004 compared to 3.0 percent in 2003. In the fourth quarter we revised our definition of product coverage expense to include only the cost of base engine warranty and exclude the costs of other marketing and extended warranty programs, the majority of which are purchased by customers. In our view, this definition is a more relevant and preferable measure than previously used and accordingly, we have presented base engine warranty expense as a percent of net sales for 2003 and 2002 on a comparable basis.

Gross margin increased $78 million in 2003, compared to 2002, on a net sales increase of $443 million and the related gross margin percentages were relatively flat at 17.8 percent. The gross margin on our new emissions compliant engine models was essentially flat compared to the pre-emission engines as the higher price of the new engine models was offset by incremental costs of new parts and components and higher accrual for product coverage costs. The gross margin percentage in 2003, however, appears lower as the gross margin dollar amount was measured against a higher sales value due to the pricing action. Base engine warranty expense as a percentage of net sales was essentially flat year-over-year at 3.0 percent in 2003 and 3.1 percent in 2002.

Selling and Administrative Expenses

Selling and administrative expenses were $1,015 million, or 12.0 percent of net sales in 2004 compared to $830 million, or 13.2 percent of net sales in 2003, or an increase of $185 million,  or 22 percent, year-over-year. The increase was comprised of $107 million for selling expenses (including $25 million from unfavorable foreign currency exchange rates) and $78 million for administrative expenses (including $9 million from unfavorable foreign currency exchange rates). The year-over-year increase in selling expenses was a result of the following:

•       higher compensation expense and fringe benefits from incremental staffing ($47 million),

•       increases in marketing program expenses including travel and entertainment ($18 million) and other volume variable expenses that individually were not significant, and

•       increased variable compensation from improved financial performance ($14 million).

The increase in administrative expenses was attributable to the following:

•       increased variable compensation from improved financial performance ($35 million),

•       higher compensation and fringe benefits from incremental staffing ($15 million), and

•       increased consulting expenses, primarily Sarbanes-Oxley implementation costs ($14 million).

Fluctuations in foreign exchange rates had an unfavorable impact on 2004 selling and administrative expenses, primarily due to changes in the Pound Sterling ($16 million), Australian dollar ($7 million) and the Euro ($5 million). Approximately $34 million, or 18 percent, of the increase in selling and administrative expenses resulted from consolidating entities under FIN 46R (see Note 2 to the Consolidated Financial Statements).

In 2003, selling and administrative expenses were $830 million (13.2 percent of net sales) compared to $736 million (12.6 percent of net sales) in 2002. Included in the increase was $28 million from the impact of foreign exchange rate changes at our foreign entities. Of the total increase, approximately $56 million was related to selling expenses and $38 million to administrative expenses. The increase in selling expense was attributable to the following:

•       higher compensation expense from incremental sales staffing ($13 million),

•       funding of growth initiatives including outside consulting services ($11 million),

•  increases in fringe expenses including pensions ($9 million),

•       increases in variable incentive compensation due to improved segment financial performance ($7 million), and

•       other volume variable expenses that individually were not significant.

The increase in administrative expenses resulted from the following:

•       higher fringe benefit expenses, primarily pensions ($9 million),

•       increases in audit and non-audit services ($9 million) resulting from a reaudit of the 2001 and 2000 Consolidated Financial Statements,

•       increases in legal fees ($7 million),

•       higher salaries and wages from staffing increases ($5 million), and

•       and other miscellaneous items that individually are not significant.

Research and Engineering Expenses

Research and engineering expenses were $241 million (2.9 percent of net sales) in 2004 compared to $200 million (3.2 percent of net sales) in 2003, or an increase of $41 million or 21 percent. A majority of the increase was a result of the following:

•       increased variable compensation from improved earnings ($13 million),

•       higher spending on 2005 and 2007 product development programs ($11 million),

•       increased compensation and fringe benefit expenses from incremental staffing ($9 million), and

•       other general research and developmental expenses, none of which were individually significant.

The increase includes $3 million unfavorable impact from foreign currency exchange rates and $4 million from consolidating entities under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements).

Research and engineering expenses were $200 million (3.2 percent of net sales) in 2003 compared to $201 million (3.4 percent of net sales) in 2002, or a decrease of $1 million. Significant items comprising the year-over-year change follows:

•       decreased salary and wages ($10 million),

•       reduced spending on heavy-duty development program following the introductory launch of our new emissions compliant engines in 2002 ($14 million),

•       decreased expenses related to development costs of our European Engine Alliance joint venture ($10 million),

•       partially offset by increased development work and testing on Euro emissions and on Tier II and III industrial emissions engines ($20 million),

•       increased fringe expenses, primarily pension expense ($5 million), and

•       other expenses that individually were not material.

Equity, Royalty and Other Income from Investees

Earnings from our joint ventures and equity method investees were $111 million in 2004 compared to $70 million in 2003, an increase of $41 million, or 59 percent. The year-over-year increase was attributable to improved earnings across most of our joint ventures, including the following:

•       our expanded joint venture in China, DCEC ($20 million),

•       our North American distributor joint ventures ($9 million),

•       our joint venture in India, Tata Cummins Ltd ($2 million), and

•       Cummins MerCruiser, our marine joint venture ($2 million).

Income from royalties and technical fees, which included a one-time $2 million fee from a China joint venture, was $12 million in 2004 compared to $5 million in 2003.

Earnings from our joint ventures and alliances were $70 million in 2003 compared to $22 million in 2002, an increase of $48 million. The year-over-year increase was attributable to improved earnings at most of our joint ventures including the following:

•       DCEC ($20 million),

•       North American distributor joint ventures ($9 million),

•       The European Engine Alliance ($5 million),

•       Chongqing Cummins Engine Company Ltd. ($4 million),

•       Tata Holset and Tata Cummins Ltd. ($4 million), and

•       Cummins MerCruiser ($3 million).

Royalty income from joint ventures and alliances increased $3 million in 2003 compared to 2002.

Restructuring, Impairment and Other Charges and (Credits)

Through the end of 2002, we continued a restructuring program initiated in 1998 to improve our cost structure. The charges related to this program included staffing reductions and reorganizations in various business segments, asset impairment write-downs for manufacturing equipment, facility closure and consolidation costs, dissolution costs and restructuring actions related to joint venture operations, cancellation of a new engine development program and exit costs related to several small business operations.

Our 2002 results included a net $8 million credit related to restructuring programs comprised of a net $2 million charge in the second quarter and a $10 million reversal of excess accruals in the fourth quarter. The second quarter charge included $16 million for restructuring actions recognized in the quarter, offset by a $14 million reversal of excess accruals. The excess accruals resulted from realigning or canceling restructuring actions taken in 2001 and 2000. The $16 million second quarter charge included the following:

•       $11 million attributable to workforce reductions,

•       $3 million for asset impairment, and

•       $2 million related to facility closures and consolidations.

The workforce reduction included severance costs and related benefits of terminating approximately 220 salaried and 350 hourly employees and was based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. The overall workforce reductions were a result of closing operations and moving production to available capacity. The asset impairment charge related to equipment available for disposal. The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant. In the fourth quarter of 2002, the number and mix of employees terminated under this program differed from our original estimate and we reversed approximately $1 million of excess accruals for severance costs and benefits. Approximately 210 salaried and 350 hourly employees were terminated under this plan.

Note 19 to the Consolidated Financial Statements includes a schedule that presents by major cost component, activities related to the 2002 restructuring action, including adjustments to the original charges. All restructuring actions were completed as of December 31, 2003.

Interest Expense

Interest expense was $113 million in 2004, an increase of $23 million compared to $90 million in 2003. The increase was primarily due to the following:

•       the consolidation of entities under the provisions of FIN 46R ($12 million), and

•       interest related to certain capital leases for power generation equipment ($2 million).

In addition to the above, the adoption of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” required prospective classification of dividends on our preferred securities as interest expense in our Consolidated Statement of Earnings effective July 1, 2003. Including dividends on our preferred securities, interest expense increased $11 million in 2004 compared to 2003. The preferred securities are no longer reported as an obligation in our Consolidated Balance Sheet due to the adoption of FIN 46R (see Notes 2 and 11 to the Consolidated Financial Statements), rather, the convertible subordinated debentures issued by us and representing the sole assets of the trust issuing the securities, are now classified as long-term debt in our Consolidated Balance Sheets.

Interest expense was $90 million in 2003 compared to $61 million in 2002. Most of the increase resulted from the following:

•       higher debt levels ($15 million),

•       higher borrowing rates ($7 million) on our 9.5% Senior Notes issued in November 2002, and

•       required presentation of dividends on our preferred securities as interest expense ($11 million) effective July 1, 2003, in accordance with a new accounting standard (see Note 11 to the Consolidated Financial Statements).

The amount of interest paid in 2004, 2003 and 2002 was $113 million, $90 million and $52 million, respectively.

Other Income, net

Other income, net was $10 million, $18 million and $9 million income in 2004, 2003 and 2002, respectively and includes losses on asset sales, impairment losses, foreign currency exchange, interest income, royalty income and other miscellaneous income and expense items. Other income decreased in 2004 compared to 2003 primarily due to losses on the sale of fixed assets and investment write-downs, partially offset by higher royalties from increased sales volumes and higher technology income from joint venture partners. The major components of other income and expense, segregated between operating items and non-operating items, are disclosed in Note 20 to the Consolidated Financial Statements.

Provision (Benefit) for Income Taxes

Our income tax provision was $56 million in 2004, compared to a $12 million provision in 2003 and a $38 million income tax benefit in 2002.  The higher 2004 tax provision reflects the increase in profit before taxes. Our effective tax rate is normally below the U.S. corporate income tax rate of 35 percent, primarily because of research tax credits and reduced taxes on export earnings. Our 2004 effective tax rate of 13 percent is unusually low not only because of the normal favorable effects of research credits and export tax benefits, but also because of the following nonrecurring benefits:

•       As a result of continued earnings improvement and improved economic outlook, we reassessed the treatment of 2002 and 2003 foreign tax credits previously recognized as tax deductions and determined they could be used as full tax credits. The more favorable treatment of these credits reduced our 2004 income tax provision by $25 million.

•       As a result of improved cash flow during 2004, we filed amended U.S. income tax returns to claim additional export tax benefits related to prior years which we had previously forgone to avoid the associated tax payments required on the non-exempt export income of our foreign sales corporation. These additional export tax benefits related to prior years reduced our 2004 income tax provision by $11 million.

•       The 2004 earnings improvement also caused us to reassess our ability to realize state tax benefits from net operating losses generated in prior years. Previously, we had provided a valuation allowance to reduce the recorded tax value of these loss carryforwards to a lower estimated realizable value. Our reassessment determined that $16 million of this allowance was no longer needed and was recorded as a reduction of our 2004 income tax expense.

•       In conjunction with our reassessment of the realizable value of state tax benefits, we also recognized a change in the estimated average state income tax rate used to value our deferred tax assets. This rate change reduced our 2004 income tax expense by $9 million.

Excluding the unusual or nonrecurring benefits described above, our 2004 effective tax rate was 27 percent. This rate was lower than the 35 percent U.S. tax rate, primarily because of export tax benefits and research tax credits generated by 2004 operations. We expect our 2005 effective tax rate to be higher than this, but still well below 35 percent. The American Jobs Creation Act of 2004 phases out the export tax benefits (reduced 20 percent for 2005) that have been a key factor in our low tax rate. However, those benefits are replaced with a new U.S. manufacturer’s tax deduction which phases in beginning in 2005. The Jobs Act also includes a special one-year 85 percent deduction for qualifying dividends repatriated from foreign operations. Generally, the special 2005 repatriation rules are only beneficial on very low-taxed foreign earnings. We are reviewing the possible application of the rules to some foreign joint venture repatriations that could potentially reduce our 2005 income tax provision by $5 million to $10 million.

The 2002 income tax benefit included a one-time, $57 million favorable tax adjustment credit related to the settlement of U.S. Internal Revenue Service income tax audits for tax years 1994 through 1999.

The amount of income taxes paid in 2004, 2003 and 2002 was $87 million, $50 million and $30 million, respectively. Note 9 to the  Consolidated Financial Statements contains a complete disclosure of our income taxes including a reconciliation of the income tax provision (benefit) that would be expected using the 35 percent U.S. Federal income tax rate to the actual income tax provision (benefit) recorded.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interests in our consolidated operations were $26 million in 2004, compared to $14 million in 2003 and $16 million in 2002. Approximately one-half of the increase in 2004 compared to 2003 resulted from higher earnings at Wuxi Holset Ltd ($3 million), a 55 percent owned subsidiary, and Cummins India Limited ($4 million), a 51 percent owned-subsidiary. The remainder of the increase in minority interests is attributable to consolidating the results of four entities under the provisions of FIN 46R (See Note 2 to the Consolidated Financial Statements). The decrease in 2003 compared to 2002 is a result of lower earnings at Wuxi Holset and Cummins India Limited, partially offset by income from our 60 percent-owned subsidiary in Brazil, Cummins Powerent Comericio e Locação, Ltda.

Dividends on Preferred Securities

Dividends on our preferred securities were $11 million in 2003 and $21 million in 2002. Effective July 1, 2003, these dividends were prospectively classified as interest expense in our Consolidated Statements of Earnings in accordance with SFAS 150. A description of our obligation relating to these preferred securities is provided in Note 11 to the Consolidated Financial Statements.

Cumulative Effect of Change in Accounting Principles

Consolidation of a Variable Interest Entity—2003

In 2001, we entered into a sale-leaseback agreement whereby we sold and leased back heavy-duty engine manufacturing equipment from a grantor trust wholly-owned by a financial institution. In December 2003, the grantor trust, which acts as a lessor in the sale-leaseback transaction, was consolidated when we adopted FIN 46R. Under FIN 46R, the lessor trust was deemed a variable interest entity (VIE) and we were deemed the primary beneficiary of the trust by virtue of our guaranteeing the leased equipment’s residual value. Accordingly, we recorded the cumulative effect of consolidating the VIE in our Consolidated Financial Statements as a change in accounting principle as of December 31, 2003, with the following impact:

•       reduced earnings $6 million ($4 million after-tax, or $0.09 per share) which represents the reversal of the original sale-leaseback transaction (as if it had not occurred), and the consolidation of the VIE from the inception of the lease, and

•       increased property, plant and equipment by a net $92 million (current carrying value as if it had been depreciated since the beginning of the lease) and increased long-term debt, other liabilities and minority interests by a net $98 million.

Our Consolidated Statement of Earnings in 2004 also included interest expense on the lessor’s debt of $7 million and depreciation expense on the equipment of $11 million rather than rent expense. The effect of consolidating this VIE in 2004 reduced our pre-tax earnings by approximately $5 million which represents the difference between the sum of interest and depreciation expense recorded in 2004 and rent expense that would have been recorded prior to consolidation. See Note 2 to the Consolidated Financial Statements for a description of the change in accounting and Note 18 for a description of the original leasing transaction. The consolidation of the VIE did not impact 2003 Consolidated Statements of Earnings, other than the cumulative effect at December 31, 2003, nor did it affect compliance with any of our debt covenants.

Change in Pension Measurement Date—2002

During the fourth quarter of 2002, we changed the measurement date for measuring the return on assets invested in our pension plans and the minimum liability for pension plan obligations from September 30 to November 30. This change in measurement date aligns more closely with our fiscal year-end, and we believe provides a more current measurement of plan obligations and investment return on plan assets than previously presented. In accordance with GAAP, we have reported this change in our Consolidated Statements of Earnings as a change in accounting principle. The cumulative after-tax effect of the change increased 2002 earnings $3 million, or $0.07 per share, and was recorded as of January 1, 2002.  See Note 12 to the Consolidated Financial Statements for a further discussion of this accounting change.

BUSINESS SEGMENT RESULTS

We have four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributors. This reporting structure is organized according to the products and markets served by each segment and allows management to focus its efforts on providing enhanced service to a wide range of customers. We evaluate the performance of each of our business segments based on earnings before interest, taxes, minority interests, and cumulative effect of accounting changes (Segment EBIT) and return on average net assets (excluding debt, taxes and adjustments to the minimum pension liability).

Prior to January 1, 2004, intersegment transfers between the Engine segment and the Power Generation segment and between the Filtration and Other segment and the Engine segment were recorded at cost and a sale was not recorded by the transferor segment. Effective January 1, 2004, all  intersegment sales of the transferor segments were recorded at a market-based transfer price discounted for certain items. Unit shipments are now also reflected in the sales volumes of the transferor segments. Certain intersegment cost allocations to the transferor segments have also been eliminated. In addition, certain engines manufactured by the Engine segment and sold to International Distributors through Power Generation were previously recorded as a sale by Power Generation; however, under the new methodology Power Generation now records a sale commission on such sales. We believe this change allows our segment management to focus on those pricing decisions and cost structuring actions within their control. The impact of this change in methodology to 2004 segment results  follows:

•       Engine Business sales increased $502 million,

•       Filtration and Other Business sales increased $205 million,

•       Power Generation sales decreased $44 million, and

•       Intersegment sales eliminations increased $663 million.

The net impact of this change did not have a material effect on segment EBIT for any of our segments. Segment results for 2003 and 2002 were not restated to reflect the change to market-based transfer pricing as it was impracticable to do so.

Engine

The net sales and segment EBIT for the Engine Business for the years ended December 31, were as follows:

	2004	2003	2002
	$ Millions
Net sales	$5,500	$3,631	$3,435
Segment EBIT	$341	$70	$49

Net sales for this  business increased $1,869 million, or 51 percent, in 2004 compared to 2003. The increase was primarily due to the economic recovery evidenced by strong demand across all market sectors, particularly the North American heavy-duty and medium-duty truck markets and the light-duty automotive market with record engine sales to DaimlerChrysler for the Dodge Ram truck. Total automotive-related engine sales were 67 percent of Engine Business sales in 2004 compared to 71 percent in 2003.

Net sales for this business increased $196 million, or 6 percent in 2003 compared to 2002. The increase was primarily due to strong sales of ISB engines to DaimlerChrysler for the Dodge Ram truck.

Segment EBIT increased $271 million in 2004, to almost five times segment EBIT in 2003. The year-over-year improvement was primarily a net result of the following:

•       Improved gross margin resulting from higher engine volumes and service part sales and the accompanying benefits of fixed cost absorption at our manufacturing plants along with the consolidation of heavy-duty test and assembly operations ($458 million),

•       increased selling and administrative expenses ($96 million) and research and engineering expenses ($29 million),

•       higher product coverage expense from increased sales volumes ($59 million),

•       steel surcharges ($28 million) from higher steel prices, and

•       premium freight costs ($17 million).

In addition, income from joint ventures increased $34 million compared to 2003, primarily from higher volumes and earnings at our China joint venture, DCEC, and earnings from our North American distributorships.

In 2003, segment EBIT increased $21 million, or 43 percent, compared to 2002. The year-over-year improvement in earnings was primarily a net result of the following:

•       higher earnings from joint ventures and alliances ($41 million) resulting from higher sales volumes from DCEC and North American distributors,

•       increased selling and administrative expenses ($38 million) resulting from higher pension cost and higher variable compensation as a consequence of earnings improvement,

•       higher engine volumes and the accompanying benefits of fixed cost absorption at our manufacturing plants and our consolidation of heavy-duty test and assembly operations ($20 million), and

•       reduced spending for research and development following the launch of our 2002 emissions-compliant engines ($7 million).

A summary and discussion of Engine Business net sales by market for the years ended December 31, follows:

	2004	2003	2002
	$ Millions
Heavy-Duty Truck	$1,741	$1,100	$1,069
Medium-Duty Truck and Bus	773	560	599
Light-Duty Automotive	1,176	935	781
Total Automotive	3,690	2,595	2,449
Industrial	1,288	1,036	986
Stationary Power	522	n/a	n/a
Total net sales	$5,500	$3,631	$3,435

Unit shipments  increased 98,600 units, or 31 percent, in 2004 compared to unit shipments a year earlier. Unit shipments in 2003 increased 9,600 units, or 3 percent, compared to 2002 shipments. A summary of unit shipments by engine category for the three years ended December 31, follows:

	2004	2003	2002
Midrange	331,200	266,800	251,100
Heavy-Duty	80,500	47,400	53,600
High-Horsepower	4,700	3,600	3,500
Total unit shipments	416,400	317,800	308,200

Heavy-Duty Truck

Sales to the heavy-duty truck market increased significantly in 2004, up $641 million, or 58 percent, compared to 2003. The increase resulted from strong demand in the North American truck industry driven primarily by economic growth and related increase in freight tonnage and higher replacement demand for trucks. Unit shipments of heavy-duty truck engines were up 84 percent in 2004 compared to 2003 with North American shipments up 97 percent and international shipments up 26 percent.

In 2003, sales to the heavy-duty truck market increased $31 million, or 3 percent, compared to 2002 sales. The increase was primarily attributable to a modest recovery in the North American truck industry evidenced by strong demand at the end of the year as fourth quarter sales  increased 15 percent compared to the previous quarter. Unit shipments of heavy-duty truck engines declined 14 percent in 2003 compared 2002. The decline was a result of significant pre-buy activity prior to the North American October 1, 2002, EPA emissions standards. The volume decline in 2003 unit shipments was more than offset by higher unit pricing for our new ISX and ISM emissions compliant engines and higher part sales.

Medium-Duty Truck and Bus

Medium-duty truck and bus revenues increased $213 million, or 38 percent, in 2004 compared to 2003. Shipments of medium-duty truck engines were up 93 percent to North American OEMs and up 36 percent to international OEMs compared to 2003.  The increase in medium-duty truck engine shipments was driven primarily by economic growth as demand in this market typically correlates with demand in the heavy-duty market. Worldwide shipments of bus engines were down 10 percent in 2004 compared to 2003. Most of the decline occurred in international markets with some demand recovery in China where volumes were up compared to 2003. However, lower sales to India and Europe/CIS more than offset the increase.

In 2003, medium-duty truck and bus revenues declined $39 million, or 7 percent, compared to 2002. The majority of the decrease resulted from declining bus engine sales as engine sales for medium-duty trucks were essentially flat compared to 2002. Worldwide bus engine sales declined 37 percent in 2003 and unit shipments were down 39 percent, primarily in North America, due to declining market share from a major bus OEM and also lower engine sales to China where sales were replaced by sales from one of our joint ventures in China.

Light-Duty Automotive

Sales of light-duty automotive engines increased $241 million, or 26 percent, in 2004 compared to 2003. Total unit shipments were 178,000 in 2004, an increase of 18 percent compared to 2003. Most of the increase in light-duty automotive sales was driven by strong demand from DaimlerChrysler for Dodge Ram truck engines with record shipments of 154,300 units, or a 20 percent increase compared to 2003. Engine shipments to recreational vehicle OEMs decreased slightly, down 3 percent in 2004 compared to 2003, partially as a result of higher shipments in 2003 in advance of new product introductions and slightly lower market share in 2004.

In 2003, sales from our light-duty automotive engines increased $154 million, or 20 percent, compared to 2002. Total unit shipments in 2003 were 150,300, an increase of 21 percent compared to the prior year. Engine shipments to DaimlerChrysler for the Dodge Ram truck set a record in 2003, increasing 28 percent, compared to the prior year, primarily driven by increased demand and market share improvement. Unit shipments of medium-duty engines to the recreational vehicle market declined 13 percent year-over-year, reflecting a pre-buy of engine models in 2002 prior to the new emissions standards.

Industrial

Total industrial sales to the construction, agricultural, mining, marine, government, oil and gas and rail markets increased $252 million, or 24 percent, in 2004 compared to 2003. Unit shipments increased 26 percent year-over-year reflecting a slight change in sales mix to lower-priced engines. Approximately 42 percent of the shipments were to North American markets and 58 percent to international markets compared to 39 percent and 61 percent, respectively, in 2003.  Overall growth in industrial markets was driven by strong demand in 2004 as the capital goods sector of the economy experienced a significant recovery. The year-over-year increase in sales resulted primarily from the following:

•       Engine sales to the construction market increased 25 percent year-over-year with shipments to North American OEMs up 41 percent and shipments to international OEMs up 20 percent,

•       Engine sales to agricultural equipment OEMs increased 18 percent in 2004 compared to 2003 with a 15 percent increase in North American shipments and a 1 percent increase in shipments to international OEMs,

•       Engine sales to the mining equipment market, comprised mostly of high-horsepower engines, were up 56 percent in 2004, driven primarily by higher coal and metal prices. Engine shipments to mining OEMs in North America increased 59 percent and were up 44 percent to international OEMs,

•       Engine sales to the commercial marine market increased 24 percent year-over-year while shipments increased 9 percent evidencing a higher mix of sales to higher priced engines,

•       Engine sales to government markets, primarily for military use, were relatively flat year-over-year,

•       Engine shipments to the OEMs in the oil and gas market were up significantly in 2004 compared to a low base in 2003 as our QSK engine continues to be well received in this relatively new market, and,

•       Engine sales to rail equipment OEMs, primarily railcar builders in international locations, increased 64 percent in 2004 compared to 2003, indicating strong demand for this market segment.

In 2003, total industrial sales increased $50 million, or 5 percent compared to 2002, while shipments were down 2 percent year-over-year, reflecting a change in sales mix to higher-priced engines. The year-over-year increase was attributable to the following:

•       Sales to construction equipment OEMs increased 9 percent in 2003 compared to 2002 with shipments to North American OEMs down 10 percent and shipments to international OEMs up 9 percent,

•       Total 2003 engine shipments to the agricultural equipment market increased 9 percent compared to 2002 with a 32 percent increase to international OEMs due to strong demand in Latin America,

•       Engine shipments to mining equipment OEMs, primarily K and Q series high-horsepower engines, were down 6 percent to OEMs in North America but were more than offset by a 44 percent increase from international OEMs, primarily due to market share gain,

•       Engine shipments to the marine market declined 20 percent in 2003 compared to 2002, partially as a result of our new joint venture with Brunswick Corporation, Cummins MerCruiser Diesel Marine LLC, which records sales of our midrange and heavy-duty engines for recreational marine applications,

•       Engine sales to government markets increased 59 percent in 2003,

•       Engine shipments to the recently entered oil and gas equipment market were up significantly in 2003, primarily from market share gains in North America, and

•       Shipments of engines to railcar builders declined 30 percent in 2003, as a result of weak demand.

Stationary Power

Engine Business sales to stationary power markets were $522 million in 2004. This new sales category arose from a change in 2004 where all intersegment engine sales from the Engine Business to the Power Generation Business are recorded at a market-based transfer price. Prior to 2004, intersegment transfers were recorded at cost and a sale was not recorded by the Engine Business. Segment financial results for 2003 and 2002 were not restated to reflect this change as it was impracticable to do so.

Power Generation

The net sales and segment EBIT for Power Generation for the years ended December 31, were as follows:

	2004	2003	2002
	$ Millions
Net sales	$1,877	$1,329	$1,226
Segment EBIT	$69	$(15)	$(25)

Net sales for this business increased $548 million, or 41 percent, compared to 2003 (excludes $44 million attributable to the change in intersegment transfer pricing).  A majority of the sales increase was driven by improved economic conditions in the commercial, consumer and alternator product markets as follows:

•       Unit shipments of commercial generator drives (g-drives) and generator sets (gen sets), alternators, and gen sets for the consumer and mobile/RV markets increased significantly in 2004 as a result of strong demand,

•       Year-over-year gen set sales increased 38 percent,

•       G-drive sales were up 47 percent,

•       Revenues from alternators increased 110 percent, and

•       Sales in the consumer mobile/RV market increased 20 percent.

Approximately $90 million of the sales increase resulted from the consolidation of new entities, including those consolidated under the provisions of FIN 46R.

Net sales in our Power Generation Business increased $103 million, or 8 percent, in 2003 compared to 2002. A majority of the sales increase occurred in the second half of the year, as general economic conditions improved and demand for commercial power equipment began to recover. Overall, sales of generator drives increased 22 percent, alternator sales increased 24 percent, sales of small generator sets to the consumer mobile/RV market increased 8 percent and sales of commercial generator sets were flat year-over-year.

A summary of engine shipments used in power generation equipment by engine category for the years ended December 31, follows:

	2004	2003	2002
Midrange	16,800	14,000	14,000
Heavy-duty	6,700	5,300	4,300
High-horsepower	7,400	5,200	5,400
Total unit shipments	30,900	24,500	23,700

Total Power Generation shipments increased 6,400 units, or 26 percent, compared to 2003.

•       Unit shipments of power generation equipment with midrange engines increased 20 percent:

•        g-drive midrange powered units increased 8 percent in 2004 compared to 2003, and

•        midrange powered g-sets increased 35 percent with strong demand in East Asia.

•       Unit shipments of power generation equipment with heavy-duty engines increased 1,400 units, or 26 percent compared to 2003:

•        g-drive heavy-duty  powered units increased 27 percent, and

•        heavy-duty powered g-sets increased 31 percent with strong demand in Asia, the Middle East and Europe.

•       Unit shipments of power generation equipment with high-horsepower engines that typically have higher sales values, increased 2,200 units, or 42 percent, in 2004 compared to 2003:

•        high-horsepower g-drive units increased 36 percent, and

•        high-horsepower g-sets increased 53 percent year-over-year, primarily due to strong demand in Middle East, India and China.

Total unit sales for Power Generation increased 800 units, or 3 percent, in 2003 compared to 2002.

•       Unit shipments of power generation equipment with midrange engines were unchanged compared to 2002.

•       Unit shipments of power generation equipment with heavy-duty engines increased 1,000 units, or 23 percent compared to 2002:

•        g-drive units increased 23 percent, and

•        g-sets increased 17 percent.

•       Unit shipments of power generation equipment with high-horsepower engines decreased 200 units, or 4 percent compared to 2002:

•        high-horsepower g-drive units increased 5 percent, and

•        high-horsepower g-sets decreased 15 percent year-over-year.

The overall increase in 2003 unit sales of g-drive and gen sets was attributable to improvement in commercial markets during the second half of the year. Sales of power generation equipment in North America was flat in 2003 compared to 2002 with sales to international locations up 11 percent, primarily in India, South Pacific, Brazil, Mexico and Europe. Alternator sales increased 24 percent in 2003 compared to 2002 while sales of small generator sets for the consumer mobile/RV market increased 8 percent, reflecting strong demand in this segment and market penetration in the consumer-towable RV market.

In 2004, Power Generation segment EBIT was $69 million, compared to a $15 million loss before interest and taxes in 2003, or a year-over-year improvement of $84 million. The improvement was largely attributable to the strong commercial sales volumes across all geographic markets driven by an improving economy and increased capital goods spending. The increase in segment EBIT was attributable to the following:

•       higher volumes and related absorption of fixed manufacturing expenses ($81 million),

•       cost reduction actions ($29 million),

•       price realization ($16 million),

•       higher earnings at joint ventures ($6 million),

•       partially offset by increased costs of steel and copper ($14 million),

•       unfavorable impact of foreign exchange rates ($10 million), and

•       higher selling, administrative and research and engineering expenses ($35 million).

In 2003, Power Generation incurred a loss before interest and taxes of $15 million, compared to a $25 million loss before interest and taxes in 2002, an improvement of $10 million year-over-year. The improvement was primarily attributable to the following:

•       increase in gross margin on higher sales during the second half of the year ($16 million),

•       improved earnings at joint ventures ($4 million),

•       partially offset by increased selling and administrative expenses ($17 million), and

•       other items that individually were not significant.

The sales increase was a result of modest demand improvement, primarily in the second half of the year, as overall economic conditions began to improve.

Filtration and Other Business

The net sales and segment EBIT for Filtration and Other for the years ended December 31, were as follows:

	2004	2003	2002
	$ Millions
Net sales	$1,484	$1,056	$951
Segment EBIT	$84	$86	$94

This business achieved record sales in 2004 reflecting demand improvement from OEMs and increased market share. Sales increased $428 million, or 41 percent in 2004, compared to 2003 (includes $205 million due to the change in intersegment transfer pricing). A majority of the increase was volume related and reflected strong OEM and aftermarket sales demand as follows:

•       sales of filtration and exhaust products in the U.S. increased 16 percent compared to 2003,

•       sales to international locations increased 14 percent, most notably in Europe, Asia, and Australia, partially offset by sales declines in Canada, and

•       sales of our Holset subsidiary, which manufacturers turbochargers, increased 45 percent in 2004, compared to 2003, (excluding the impact of intersegment transfers), with higher aftermarket sales to OEMs, and strong demand from our joint ventures in China.

Net sales increased $105 million, or 11 percent, in 2003 compared to 2002. Domestic sales of filtration products increased 12 percent and international sales also increased 12 percent, most notably in Europe, Asia, Australia and South Africa, partially offset by sales declines in Canada and Mexico. The increase in sales was primarily volume related and reflected higher OEM demand and increased aftermarket sales of filtration products. Sales of Holset turbochargers increased 22 percent in 2003, compared to 2002, with strong demand from OEMs, aftermarket sales and sales to joint ventures partially offset by lower sales to our China joint ventures.

Segment EBIT in 2004 was $84 million, slightly below segment EBIT in 2003. While higher filtration sales and increased volumes at Holset contributed an incremental $40 million to gross margin year-over-year, gross margin percentage declined in 2004 compared to 2003. The lower gross margin percentage resulted from the following:

•       higher steel prices used in manufacturing filters and exhaust products ($17 million, net of $7 million price recovery), and

•       production inefficiencies from capacity constraints ($21 million).

In addition, higher selling, and administrative expenses ($30 million), and increases in research and engineering expenses ($16 million) reduced segment EBIT in 2004, compared to 2003, and were partially offset by higher earnings at joint ventures ($2 million) and other income ($2 million).

Segment EBIT declined $8 million, or 9 percent, compared to 2002. Earnings were lower in 2003 primarily from:

•       higher selling and administrative expenses ($19 million) from funding growth initiatives, increased logistics and higher employee benefit costs, including pensions,

•       increases in research and engineering expenses ($5 million),

•       offset by volume driven improvement in gross margin ($13 million), and

•       improved earnings at joint ventures ($2 million).

International Distributor Business

The net sales and segment EBIT for International Distributor for the years ended December 31, were as follows:

	2004	2003	2002
	$ Millions
Net sales	$856	$669	$574
Segment EBIT	$51	$40	$29

Our International Distributor Business recorded record sales in 2004, up $187 million, or 28 percent, compared to 2003. Approximately one-half of the total sales increase was attributable to parts and service revenue, up 21 percent, with increases at almost all distributor locations and significant increases at distributorships in Dubai, Australia, China and South Africa.

•       Engine sales, representing 22 percent of the total sales increase, were up 37 percent compared to the prior year with strong demand across most locations and significantly higher engine sales at distributorships in Europe/CIS, Singapore, India and Dubai.

•       Sales of power generation equipment accounted for 26 percent of the total sales increase in 2004 and were up 58 percent with strong demand at distributorships in Dubai, Hong Kong, Singapore and Japan.

•       Approximately $46 million of the sales increase was attributable to the favorable impact of foreign currency exchange rates.

Sales increased $95 million, or 17 percent in 2003, compared to 2002. Engine sales were relatively flat year-over-year, while part sales increased 31 percent in 2003 and sales of power generation equipment increased 50 percent, primarily at our Dubai distributor. Sales increased at all distributor locations with the exception of Hong Kong and Zimbabwe, with significant increases in Australia, India, South Africa, Dubai and Europe, primarily the U.K. and Ireland.

Segment EBIT increased $11 million in 2004, or 28 percent, compared to 2003. The increased earnings resulted from the following:

•       higher gross margin driven by higher sales of engines, parts and service and power generation equipment ($28 million),

•       partially offset by higher volume variable selling expenses ($19 million), and

•       other miscellaneous items that individually were not significant.

Gross margin was favorably impacted by foreign currency exchange rates ($10 million) but the impact was offset by the unfavorable effects of exchange rates on selling and administrative expenses.

In 2003, segment EBIT increased $11 million, or 38 percent, compared to 2002. The increase in earnings was attributable to improved gross margin from higher sales volumes ($24 million), partially offset by increases in volume variable expenditures, primarily selling and administrative expenses ($19 million).

Geographic Markets

Sales to international markets were 48 percent of total net sales in 2004, compared to 47 percent of total net sales in 2003 and 45 percent of total net sales in 2002.

A summary of net sales by geographic territory for the years ended December 31, follows:

	2004	2003	2002
	$ Millions
United States	$4,363	$3,356	$3,202
Asia/Australia	1,474	1,112	1,023
Europe/CIS	1,145	827	763
Mexico/Latin America	567	475	423
Canada	549	292	283
Africa/Middle East	340	234	159
Total international	4,075	2,940	2,651
Total consolidated net sales	$8,438	$6,296	$5,853

Shipments of heavy-duty automotive engines to international markets in 2004 were up 26 percent compared to 2003, primarily due to strong demand in Mexico and Asia. Shipments of midrange automotive engines to international markets increased 36 percent in 2004 compared to 14 percent growth in 2003 due to increased shipments to Latin American OEMs. Shipments of light-duty automotive engines to international markets increased 20 percent in 2004 compared to 2003 while shipments of bus engines to international locations decreased 14 percent due to lower shipments to India, Europe/CIS and East Asia. Industrial engine shipments to international markets were up 19 percent in 2004, compared to 2003, with strong demand from construction and mining equipment OEMs in Asia, Latin America and Europe/CIS. The increase in international sales was primarily a result of the following:

•       Sales to the Asia/Australia region increased $362 million, or 33 percent, in 2004 compared to 2003, primarily from increased demand from construction equipment OEMs in Asia and strong demand for power generation equipment in Southeast Asia, Australia and India,

•       Sales to Europe/CIS, representing 28 percent of international sales and 14 percent of total sales in 2004, increased 38 percent compared to the prior year, mostly due to increased engine shipments to European OEMs and strong demand for filtration products,

•       Sales to Mexico/Latin America, representing 14 percent of international sales, increased $92 million, or 19 percent, in 2004 compared to 2003, primarily from higher engine sales to automotive, agricultural and construction equipment OEMs in South America,

•       Sales to Canada, representing 13 percent of international sales and 7 percent of total sales in 2004, increased 88 percent compared to 2003, driven by higher heavy-duty and midrange automotive sales, and

•       Sales to Africa/Middle East increased $106 million, or 45 percent, in 2004 compared to 2003, primarily driven by increased sales of engines and parts and power generation equipment at our Dubai and South Africa distributors.

Net sales to international markets increased $289 million, or 11 percent in 2003, compared to 2002. Sales increased in all geographic regions in 2003, primarily on the strength of increased demand for engines and generator drive units at our Australian distributorship, increased medium duty engines sales to UK OEMs, higher engine sales to agricultural OEMs, higher power generation sales to Mexico/Latin America and higher sales of engines and parts at our distributors in Dubai and South Africa.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash provided by continuing operations is a major source of funding our working capital requirements. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we use periodic borrowings, primarily our accounts receivable sales program and our revolving credit facility, to fund our working capital requirements. As of December 31, 2004, there were no amounts outstanding under our receivable sales program or our revolving credit facility.

In the fourth quarter of 2000, we entered into a receivable securitization program that provided a cost-effective method to fund our trade accounts receivable. This program diversified our funding base and provided a flexible source of funding that was not reported on our balance sheet. In December 2003, this program expired and there were no amounts outstanding under the program at that time. In January 2004, we entered into a similar type of program with a different financial institution. A more complete description of this program, which discloses certain cash flows related to the program, is found below under the caption, “Off Balance Sheet Financing—Sale of Accounts Receivable” and in Note 5 to the Consolidated Financial Statements. We also have various short and long-term credit arrangements available, which are also discussed below and disclosed in Note 11 to the Consolidated Financial Statements.

We believe cash generated from operations, our credit facility arrangements and our accounts receivable program provide us with the financial flexibility required to satisfy future short-term funding requirements for working capital, debt service obligations, capital spending and projected pension funding. On March 1, 2005 we repaid our 6.45% Notes with principal amount of $225 million from cash and cash equivalents. At December 31, 2004, we believe our liquidity is adequate with cash and cash equivalents of $611 million, $530 million available under our new revolving credit facility and $175 million available under our accounts receivable program (see the table below under Available Credit Capacity).

Our total debt including convertible subordinated debentures was $1,645 million as of December 31, 2004, compared to $1,429 million, at December 31, 2003. Total debt, including our convertible subordinated debentures, as a percent of our total capital, including total long-term debt, was 54.0 percent at December 31, 2004, compared to 60.1 percent at December 31, 2003. Included in long-term debt at December 31, 2004 and 2003, was $81 million and $90 million, respectively, attributable to consolidating a leasing entity under the provisions of FIN 46R (see Notes 2 and 11 to the Consolidated Financial Statements). Also included in short-term and long-term debt at December 31, 2004, was $132 million from the consolidation of four joint ventures previously reported under the equity method of accounting and now consolidated under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements). The consolidation of these entities did not materially impact our 2004 net earnings nor did it affect compliance with any of our debt covenants. We do not expect the consolidation of these entities to have a material impact on net earnings or affect our compliance with debt covenants in future periods.

Restructuring Actions

During the period 2000-2002, we recorded significant charges to restructure our operations, largely focused in our Engine Business. These actions and the resulting charges were primarily taken in response to the downturn in the North American trucking industry and related conditions and included workforce reductions, asset impairment losses, termination of a new engine development program and other charges. Total net cash outflows associated with these actions approximated $91 million, including $25 million in 2002 and $2 million in 2003. The associated annual savings from these restructuring actions were estimated at $97 million. Certain of these restructuring actions are also described above and in Note 19 to the Consolidated Financial Statements. All of the restructuring actions were completed as of December 31, 2003.

Available Credit Capacity

The table below provides the components of available credit capacity as of December 31:

	2004	2003
	$ Millions
Revolving credit facility	$530	$276
International credit facilities accessible by local entities	76	52
International credit facilities accessible by corporate treasury	38	36
Accounts receivable(1)	175	—
Total available credit capacity	$819	$364

(1)          Our previous accounts receivable program expired in December 2003 and in January 2004 we entered into a new three-year agreement for a similar program with a different financial institution (see discussion below under the caption “Sale of Accounts Receivable”).

Cash Flows

Cash and cash equivalents increased $503 million during 2004 and were $611 million at the end of the year compared to $108 million at the beginning of the year. Cash and cash equivalents were higher in 2004 as a result of an increase in cash provided by operations generated primarily by higher net earnings.

The following table summarizes the key elements of our cash flows for the years ended December 31:

	2004	2003	2002
	$ Millions
Net cash provided by operating activities	$614	$158	$193
Net cash used in investing activities	(189)	(135)	(152)
Net cash provided by (used in) financing activities	74	(145)	131
Effect of exchange rate changes on cash	4	6	2
Net increase (decrease) in cash and cash equivalents	$503	$(116)	$174

Operating Activities.   Net cash provided by operating activities improved $456 million in 2004 compared to 2003, primarily due to higher net earnings ($300 million), increase in non-cash adjustments for depreciation and amortization expense ($49 million) and pension expense ($28 million). Net changes in working capital also provided $80 million in cash during 2004 compared to a $5 million use in 2003, or a net increase in cash provided by working capital of $85 million year-over-year. The increase was a result of increases in accounts payable ($110 million) and accrued expenses ($214 million), partially offset by increases in accounts receivable ($99 million) and inventories ($141 million). Accounts payable and inventory were higher in 2004 primarily from higher production levels necessary to meet increased demand and from the effects of consolidating entities under FIN 46R, ($70 million and $73 million, respectively). Accounts receivable increased due to higher sales levels and the impact of FIN 46R ($72 million) and accrued expenses increased primarily from payroll and variable compensation accruals ($87 million), pension liability ($22 million) and the impact of FIN 46R ($44 million).

Investing Activities.   Net cash used in investing activities increased $54 million in 2004 compared to 2003. The increase was due to higher capital expenditures ($40 million), increased investment in and advances to equity investees ($15 million), acquisition of a business ($18 million for purchase of a distributorship), partially offset by cash inflows from net liquidations of marketable securities ($22 million).

The majority of our capital spending in 2004 included equipment for new product support and capacity expansion in our Engine and Filtration and Other segments. Our 2005 capital spending program is expected to be in the range of $220 million to $240 million, primarily for increased capacity and funding investment in manufacturing equipment and tooling for new products.

Financing Activities.   Net cash provided by financing activities was $74 million in 2004 compared to a net cash outlflow of $145 million in 2003, or a net change in cash inflows of $219 million year-over-year. Most of the change occurred from a significant cash outflow in March 2003 from the payment of our $125 million 6.25% Notes and significant cash inflows in 2004 from the proceeds of common stock issued from the exercise of a large number of stock options ($148 million).

Cash Requirements

A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2004, is shown in the tables below:

Contractual Cash Obligations	2005	2006-2007	2008-2009	After 2009	Total
	$ Millions
Loans payable	$62	$—	$—	$—	$62
Long-term debt and capital lease obligations	284	151	94	1,054	1,583
Operating leases	61	94	70	104	329
Capital expenditures	88	—	—	—	88
Purchase commitments for inventory	391	—	—	—	391
Other purchase commitments	179	75	34	—	288
Pension funding obligations(1)	135				135
Total	$1,200	$320	$198	$1,158	$2,876

(1)          Pension funding obligations are included only for 2005 as the amount of our funding obligations beyond the next year are not yet determinable.

Other Commercial Commitments	2005	2006-2007	2008-2009	After 2009	Total
	$ Millions
Standby letters of credit under revolving credit agreement	$106	$10	$2	$—	$118
International and other domestic letters of credit	24	—	4	—	28
Performance and excise bonds	16	—	—	41	57
Other guarantees	16	—	—	1	17
Total	$162	$10	$6	$42	$220

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreement, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. Our credit rating is determined by independent credit rating agencies and includes an annual assessment of the creditworthiness of our debt securities and other obligations. It is intended to measure the probability of timely repayment of principal and interest of our notes and short-term debt. Generally, a higher credit rating leads to a more favorable effect on the marketability and pricing of our debt instruments in the capital markets. A credit rating of Baa3 or higher by Moody’s or a rating of BBB- or higher by Standard & Poor’s, two of the major credit rating agencies, is considered investment grade. Currently, the corporate credit rating of our debt securities is below investment grade.

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

Our current rating and ratings outlook from each of the credit rating agencies is shown in the table below, and remain unchanged from the prior year except each agency updated its ratings outlook from Negative to Stable in 2004. Each rating should be viewed independently of any other rating.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Ba2	Not Prime	Stable
Standard & Poor’s	BB+	WR	Stable
Fitch	BB-	BB+	Stable

We do not believe a further downgrade of our credit rating will have a material impact on our financial results, financial condition or access to sufficient liquidity. However, one of our corporate goals is to regain an investment grade credit rating from the rating agencies. To achieve this goal, we have placed significant management focus on earnings improvement, increased cash flow and debt reduction. The impact of credit ratings on our financing arrangements is discussed below.

New Revolving Credit Facility

In December 2004, we entered into a new revolving credit facility. The new facility replaced our previous $385 million revolving credit facility that was scheduled to expire in November 2005. Deferred debt issue costs related to the previous facility were expensed in the fourth quarter and were not material. The new facility provides for aggregate unsecured borrowings up to $650 million and is available on a revolving basis for a period of five years. Borrowings are primarily available in U.S. dollars, although up to $60 million of the facility is available for multicurrency borrowings and letters of credit, up to $200 million is available for total letters of credit and up to $50 million is available for swing-line loans. A number of our subsidiaries are permitted to borrow and obtain letters of credit under the facility, although aggregate borrowings and letters of credit for our subsidiaries may not exceed $60 million.

Subsidiary borrowings under the facility are guaranteed by us and the borrowing subsidiary. Certain of those guarantees are limited by the terms of our existing public indenture which governs a number of our outstanding notes and debentures. The indenture restricts the ability of our subsidiaries to incur or guarantee indebtedness, and their ability is also limited by similar terms in the indenture governing our $250 million Senior Notes.

At our option, borrowings under the revolving credit facility bear interest at a rate equal to the following:

•       the London inter-bank offered rate (LIBOR) plus a spread ranging from 1.0 percent to 2.0 percent based on our credit rating, or

•       the Alternate Base Rate rate or ABR (which is the greater of the administrative agent’s prime rate and the federal funds effective rate plus 0.5 percent) plus a spread ranging from 0 percent to 1.0 percent based on our credit rating and utilization of the credit facility.

In addition, we are required to pay quarterly fees on unused commitments under the new revolving credit facility, which are based on our credit rating, and also an annual administration fee to the administrative agent for the facility.

The terms of the revolving credit facility contain covenants that restrict our ability, and the ability of our subsidiaries, to among other things, incur liens, enter into sale and leaseback transactions, enter into merger agreements, consolidation or asset sale transactions, dispose of capital stock of subsidiaries, incur subsidiary indebtedness and enter into speculative swap transactions. The revolving credit facility also restricts our ability to, under the terms of our existing public indenture, re-designate “unrestricted subsidiaries” as “restricted subsidiaries” or designate future subsidiaries as “restricted subsidiaries.” The revolving credit facility also includes the following financial covenants which are measured quarterly:

•       the ratio of (1) the sum of our consolidated indebtedness and our securitization financings to (2) the sum of our consolidated EBITDA for any period of four consecutive quarters may not exceed 3.25 to 1.0 for the periods prior to December 31, 2006 and may not exceed 3.0 to 1.0 for the periods thereafter; and

•       the ratio of (1) our consolidated EBITDA minus capital expenditures to (2) our consolidated interest expense for any period of four consecutive quarters, may not be less than 1.50 to 1.0.

For purposes of the financial covenants described above, “consolidated indebtedness,” “consolidated EBITDA,” “consolidated interest expense,” “securitization financings,” “capital expenditures” and other financial measurements are calculated and defined by the terms of the revolving credit facility agreement.

Legal and bank facility fees of $3.6 million related to this agreement were capitalized as deferred debt costs and will be amortized over the five year life of the facility. As of December 31, 2004, we had $118 million of letters of credit outstanding against this facility, no borrowings and we were in compliance with all of the covenants of the agreement.

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a new three year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as those described above under our revolving credit facility. The interest in receivables sold under this program to the financial institution in 2004 was not significant and as of December 31, 2004, there were no amounts outstanding under this program.

Under our old program which expired on December 15, 2003, we had an agreement with a different financial institution where we sold a designated pool of trade receivables to Cummins Receivable Corporation (CRC), a special purpose subsidiary. Under this program, CRC transferred an interest in its receivables, without recourse, to limited purpose receivable securitization companies (conduits) that were established and maintained by an independent financial institution. The conduits would then fund their purchases by issuing commercial paper.

No accounts receivable sold to either subsidiary were written off during 2004, 2003 or 2002. The weighted average interest rate on securitized repayments during 2004, 2003 and 2002 was 2.6 percent, 1.2 percent and 1.8 percent, respectively. The sold receivables servicing portfolio, which is included in receivables at December 31, and the proceeds from the sale of receivables and other related cash flows are disclosed in Note 5 to the Consolidated Financial Statements.

Sale-Leaseback Transactions

In 2001, we entered into a sale-leaseback agreement with a variable interest entity (VIE) whereby we sold certain manufacturing equipment and leased it back under an operating lease. As a result of the Moody’s downgrade in April 2002, and a Standard & Poor’s downgrade in October 2002, we were required, under the lease agreement, to obtain irrevocable, unconditional standby letters of credit in an amount of $69 million. The letters of credit were posted to the benefit of the equipment lessor and lenders and will remain in effect until we achieve and maintain a minimum investment grade credit rating for 12 consecutive months. The sale-leaseback transaction is described in Note 18 to the Consolidated Financial Statements.

In December 2003, the grantor trust which acts as a lessor in the sale and lease back transaction discussed above was consolidated due to the adoption of FIN 46R. The impact of adopting FIN 46R and a description of the entities consolidated under FIN 46R are described in Note 2 to the Consolidated Financial Statements. As a result of the consolidation, the manufacturing equipment and the present value of the minimum lease payments were included in our Consolidated Balance Sheets as property, plant and equipment and long-term debt, respectively. In addition, our Consolidated Statements of Earnings includes interest expense on the lessor’s debt obligations and depreciation expense on the manufacturing equipment rather than rent expense under the lease agreement. The cumulative effect of this transaction was recorded as a change in accounting principle effective December 31, 2003 and reduced net earnings by $6 million before related tax benefits of $2 million. The amount of interest expense and depreciation expense was $7 million and $11 million in 2004, respectively. The consolidation of the VIE did not impact our credit rating or compliance with our debt covenants.

PowerRent Business

In 1999, our Power Generation Business entered into an ongoing leasing program in which it built and sold power generation equipment to a financial institution and leased the equipment and related components back under a three-month, noncancelable lease arrangement with subsequent renewals on a monthly basis up to a maximum of 36 months. The equipment was sold at cost and pursuant to lease accounting rules; the excess of the fair value of the equipment sold over its cost was recognized as prepaid rent and reflected the normal profit margin that would have been realized at the time of sale. The margins on the equipment sales were deferred and the leases recorded as operating leases. The prepaid rent was amortized ratably over the accounting lease term. Upon termination of the leases through a sale of the equipment to a third party, the previously deferred margins on the sale to the financial institution were recorded as income. We sublease the equipment to customers under short-term rental agreements with terms that vary based upon customer and geographic region. In June 2004, the master lease agreement associated with this arrangement was amended to allow deployment of the equipment in countries other than the U.S. The amendment required us to retain full residual risk on the equipment’s value at the end of the non-cancelable lease term. As a result of this amendment, the leases under this program were classified as capital leases. At the end of the non-cancelable lease term, we may either (1) extend the lease term for an additional period, (2) repurchase the equipment at the current guaranteed value, or (3) arrange for a sale of the equipment to a third party and pay the difference between the guaranteed value and the proceeds recovered from the sale.

During 2002 and 2003, we entered into new leases for portions of the equipment with a different lessor ($29 million and $34 million, respectively). The new leases had a minimum two-year non-cancelable lease term with monthly renewal options for the 2002 transaction and four six-month renewal options for the 2003 transaction. The deferred margin associated with the equipment that transferred to the new lessor remained unchanged, as there was not an ultimate sale to a third party. In December 2004, the master lease agreement associated with these leases was also amended to allow deployment of the equipment in countries outside the U.S. This amendment required us to repurchase the equipment at the end of the two-year non-cancelable lease terms, and as a result, the leases were classified as capital leases.

The financial impact of amending these leasing arrangements, which represent the substantial majority of the equipment under lease in our PowerRent program, resulted in an increase in our capital lease obligations by the present value of: (1) the remaining minimum lease payments, plus (2) any guaranteed residual or repurchase obligation at the time of amendment. In addition, we increased the amount of our property, plant and equipment by this same amount, reduced for the remaining deferred gains associated with the original sale-leaseback of the units discussed above. The equipment will be depreciated over its expected remaining useful life. The total increase in our property, plant and equipment at the time the leases were amended was $104 million. The balance of the capital lease obligations related to these programs at December 31, 2004, was $103 million.

Future lease payments, including repurchase obligations, under each lease are included in Note 18 to the Consolidated Financial Statements. We do not expect the reclassification of the leases to have a material impact on net earnings or affect compliance with any of our debt covenants.

Financing Arrangements for Related Parties

In accordance with the provisions of various joint venture agreements, we may purchase products and components from the joint ventures, sell products and components to the joint ventures and the joint ventures may sell products and components to unrelated parties. The transfer price of products purchased from the joint ventures may differ from normal selling prices. Certain joint venture agreements transfer product to us at cost, some transfer product to us on a cost-plus basis and other agreements provide for the transfer of products at market value.

We purchase significant quantities of midrange diesel and natural gas engines, components and service parts from Consolidated Diesel Company (CDC), a general partnership that was formed in 1980 with J. I. Case (Case) to jointly fund engine development and manufacturing capacity. Cummins and Case (now CNH Global N.V.) are general partners and each partner shares 50 percent ownership in CDC. Under the terms of the agreement, CDC is obligated to make its entire production of diesel engines and related products available solely to the partners. Each partner is entitled to purchase up to one-half of CDC’s actual production and a partner may purchase in excess of one-half of actual production to the extent productive capacity is available beyond the other partner’s purchase requirement. The partners are each obligated, unconditionally and severally, to purchase annually at least one engine or engine kit produced by CDC, provided a minimum of one engine or engine kit is produced. The transfer price of CDC’s engines to the partners must be sufficient to cover its manufacturing cost in such annual accounting period, including interest and financing expenses, but excluding depreciation expense (other than Scheduled Depreciation Expense as defined in the agreement). In addition, each partner is obligated to contribute one-half of the capital investment required to maintain plant capacity and each partner has the right to invest unilaterally in plant capacity, which additional capacity is available to the other partner for a fee. To date, neither partner has made a unilateral investment in plant capacity at CDC.

We are not a guarantor of any of CDC’s obligations or commitments. However, we are required as a partner, to provide up to 50 percent of CDC’s base working capital as defined by the agreement. The amount of base working capital is calculated each quarter and if supplemental funding greater than the base working capital amount is required, the amount is funded through third party financing arranged by CDC, or we may elect to fund the requirement, although we are under no obligation to do so. To date, when supplemental funding is required above the base working capital amount, we have elected to provide that funding to CDC. If the amount of supplemental funding required is less than the base working capital amount, it is funded equally by the partners. Excess cash generated by CDC is remitted to Cummins until CDC’s working capital amount is reduced to the base working capital amount. Any further cash remittances from CDC to the partners are shared equally by the partners.

In the first quarter of 2004, we adopted certain provisions of FIN 46R. Under the provisions of FIN 46R, CDC and another engine manufacturing entity jointly owned and operated by us were considered VIE’s and we were deemed the primary beneficiary of these VIEs by virtue of our pricing arrangements with them and substantial product purchases from them. As a result, we consolidated the assets and liabilities of CDC and the other engine manufacturer as of March 28, 2004. Previously, these joint ventures were accounted for under the equity method of accounting and included in our Consolidated Balance Sheets as “Investments in and advances to equity investees.” First quarter results for these entities were recorded as “Equity, royalty and other income from investees” in our Consolidated Statements of Earnings and results for the rest of the year were consolidated in our Consolidated Statements of Earnings. For a further discussion of the impact of adopting FIN 46R, see Note 2 to the Consolidated Financial Statements.

Financing Arrangements and Guarantees of Distributors, Residual Value Guarantees and Other Guarantees and Indemnifications

U. S. Distributors

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

Under the amended and restated terms, our guarantee of any particular distributor financing is limited to the amount of the financing in excess of the distributor’s “borrowing base.” The “borrowing base” is equal to the amount the distributor could borrow from the financial institution without a Cummins guarantee. Furthermore, if any distributor defaults under its financing arrangement with the financial institution, and the maturity of amounts owed under the agreement is accelerated, then we are required to purchase from the financial institution at amounts approximating fair market value certain property, inventory and rental power generation equipment manufactured by Cummins that are secured by the distributor’s financing agreement.

The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of December 31, 2004, we had $10 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $122 million.

Residual Value Guarantees—Leased Equipment

As more fully discussed in Note 13 to the Consolidated Financial Statements, we have various residual value guarantees on equipment leased under operating leases. The amount of those guarantees at December 31, 2004, was $11 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including non-North American distributor financing, guarantees of third party debt and other miscellaneous guarantees. The maximum potential loss related to these guarantees was $21 million at December 31, 2004.

We also have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs. If we were to discontinue purchasing from these suppliers as of December 31, 2004, the penalties would approximate $37 million. However, we do not anticipate paying any supplier penalties under these arrangements based on our current forecast of purchasing volumes.

Indemnifications

Periodically we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses, including the following:

•       product liability and license, patent or trademark indemnifications as discussed in Note 1 to the Consolidated Financial Statements,

•       asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the sold asset; and

•       any contractual agreement where we agree to indemnify the counter-party for losses suffered as a result of a misrepresentation in the contract.

We regularly evaluate the probability of having to incur costs associated with these indemnifications and accrue for expected losses that are probable. Because the indemnifications are not related to specific known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements of this annual report. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows.

Our Consolidated Financial Statements are prepared in accordance with GAAP that often require management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our Consolidated Financial Statements.

Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for product coverage programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.

Product Coverage Programs

We estimate and record a liability for product coverage programs, primarily base warranty, other than product recalls, at the time our products are sold. Our estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the time of failure. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record product coverage expense for new products upon shipment using a factor based upon historical experience only in the first year, a blend of actual product and historical experience in the second year and product specific experience thereafter. Note 1 to the Consolidated Financial Statements contains a summary of the activity in our product coverage liability account for 2004, 2003 and 2002 including adjustments to pre-existing warranties.

Accounting for Income Taxes

We determine our provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the realizability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2004, the Company has recorded net deferred tax assets of $960 million. These assets include $248 million for the value of tax loss and credit carryforwards that generally have a limited life and begin expiring in 2012. The ultimate realization of our net deferred tax assets will require a sustained level of profitability. Having assessed the future profit plans and tax planning strategies together with the years of expiration of carryforward benefits, a valuation allowance of $39 million has been recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. Should the Company’s operating performance deteriorate, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. Factors that may affect our ability to sustain profitability include, but are not limited to, a decline in sales or gross margin, loss of market share, increased competition and existing and future regulatory emissions standards. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. However, we believe we have made adequate provision for income taxes for all years that are subject to audit. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 9 to the Consolidated Financial Statements.

Pension Benefits

We sponsor a number of pension plans in the U.S., the U.K. and various other countries. In the U.S. and the U.K. we have several major defined benefit plans that are separately funded. We account for our pension programs in accordance with SFAS 87, “Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our Consolidated Financial Statements in the future.

The expected long-term return on plan assets is used in calculating the net periodic pension expense. The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic expense over five years. The expected rate of return on U.S. pension plan assets used to develop our pension expense was 8.5%, 8.5% and 10.0% for the years ended December 31, 2004, 2003 and 2002. The expected rate of return on non-U.S. pension plan assets was 8.08%, 8.44% and 8.53%. In 2005, we plan to use an expected rate of return of 8.5% for U.S pension plan assets and 7.5 % for non-U.S. pension plan assets. A lower rate of return will increase our net periodic pension expense and reduce profitability.

Our net periodic pension expense was $89 million in 2004, $61 million in 2003 and $21 million in 2002. Our net periodic pension expense is expected to be in a range of $105 million to $115 million in 2005. Another key assumption used in the development of the net periodic pension expense is the discount rate. The discount rate used to develop our net periodic pension expense in the U.S. was 6.25%, 7.0% and 7.25% for the years ended December 31, 2004, 2003 and 2002. The discount rate for our non-U.S. pension expense was 5.66%, 5.91% and 6.34%. We will use 5.75% and 5.32% for U.S. and non-U.S. pension expense in 2005. Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension expense calculation and due to the fact that the accumulated benefit obligation (ABO) is calculated on a present value basis, changes in the discount rate assumption will impact the current ABO. An increase in the ABO caused by a decrease in the discount rate may result in additional voluntary contributions to a pension plan as our funding strategy is to fund the plan approximately 90% on an ABO basis in the U.S.

The table below sets forth the estimated impact on our 2005 net periodic pension expense relative to a change in the discount rate and a change in the expected rate of return on plan assets.

Impact on Pension Expense Inc (Dec)
$ Millions
Discount rate used to value liabilities:
0.25% increase	$(7.9)
0.25% decrease	7.4
Expected rate of return on assets:
1% increase	(22.5)
1% decrease	22.4

The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

The methodology used to determine the expected rate of return on the pension plan assets in the U.S. was based on a combination of two studies performed by independent consultants. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2004, 2003 and target allocation for 2005 are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2005	2004	2003
Equity securities	62.2%	68.3%	72.7%
Fixed income	29.8%	24.9%	27.0%
Real estate/Other	8.0%	6.8%	0.3%
Total	100.0%	100.0%	100.0%

Actual cash funding for our pension plans is governed by employee benefit and tax laws and the Job Creation and Worker Assistance Act of 2002. This Act included temporary rules allowing companies to use, for funding purposes, discount rates for 2002 and 2003 equal to 120 percent of the weighted average 30-year U.S. Treasury Bond yield. During 2004 and 2003, we made cash contributions to our pension plans of $135 million and $118 million, respectively, and we expect to make cash contributions of approximately $135 million in 2005.

Note 12 to the Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.

Annual Assessment for Recoverability of Goodwill

Under the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” the carrying value of assets acquired, including goodwill, is reviewed annually. During the 2004 review, the fair value of the reporting units to which the assets, including goodwill, were assigned was carried forward from the previous year in compliance with certain criteria set forth in SFAS 142, except for the goodwill resulting from the consolidation of VIEs. The fair value of each reporting unit was estimated by discounting the future cash flows before interest less requirements for working capital and fixed asset additions. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate its weighted average cost of capital for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. As of the end of the third quarter in 2004, we performed the annual impairment assessment required by SFAS 142 and determined that our goodwill was not impaired. At December 31, 2004, our recorded goodwill was $355 million. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (FIN 46),” an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” In December 2003, the FASB issued a revised version of FIN 46, FIN 46R. We adopted the provisions of FIN 46R in December 2003 for certain entities previously considered to be Special Purpose Entities (SPEs) under GAAP and for new entities created on or after February 1, 2003. The remaining provisions of FIN 46R were adopted as of March 28, 2004, resulting in the consolidation of three joint ventures previously accounted for under the equity method. In the second quarter ended June 27, 2004, we consolidated another entity under the provisions of FIN 46R. See Note 2 to the Consolidated Financial Statements for the impact of FIN 46R.

In May 2004, the FASB issued FASB Staff Position No. 106-2 , “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” (FSP 106-2) in response to a new law that provides a federal subsidy for prescription drug benefits under Medicare to certain sponsors of retiree health care benefit plans. This FSP requires the effects of the subsidy and expected changes in plan participation be accounted for currently as an actuarial experience gain to be recognized over the average remaining service lives of plan participants and allows several implementation alternatives. We determined the effects of the Medicare Act were not material to our Consolidated Financial Statements and therefore the adoption of FSP 106-2 did not require us to remeasure our liability or expense for postretirement benefits at an interim date. Rather, the effects of the Medicare Act were included in the determination of our annual postretirement plan liability in November 2004.

A small, grandfathered portion of our retiree population qualifies for the Medicare subsidy under our current retiree health care plans. The subsidy lowered our accumulated postretirement benefit obligation (APBO) by approximately 4 percent. The participation in our plans could decrease if participants elect the Medicare coverage. We have modeled the sensitivity of our APBO to reflect participation changes. If 10 percent of our retiree population left our plan and enrolled in Medicare, our APBO would be reduced an additional 3 percent. The net impact of the subsidy and a 10 percent hypothetical decline in population would not have been material to our 2004 expense.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (the Act) was signed into law by President Bush in October 2004. The Act includes a special one-year 85 percent deduction for qualifying dividends repatriated from foreign operations. Generally, the special 2005 repatriation rules are only beneficial on very low-taxed foreign earnings. We are studying the possible application of these rules to some foreign joint venture repatriations up to approximately $40 million that could potentially reduce our 2005 income tax provision by $5 million to $10 million.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In November 2004, the FASB issued SFAS 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006. We do not expect the adoption of SFAS 151 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB published SFAS 123 (revised 2004), “Share-Based Payment,” (SFAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2005. Accordingly, we will implement the revised standard in the third quarter of 2005. Currently, we account for stock-based employee awards using the fair value method preferred by SFAS 123 and therefore we do not expect this standard to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This statement amends APB Opinion 29, “Accounting for Nonmonetary

Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005 and becomes effective for us beginning July 1, 2005. We do not expect the adoption SFAS 153 to have a material impact on our financial position, results of operations or cash flows.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

Certain parts of this annual report contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words, such as “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” or similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward looking statements include the following:

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

•       continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

•       other risk factors described in Part I of this report under the caption “RISK FACTORS RELATING TO OUR BUSINESS.’’

In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations and other future factors.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial risk resulting from changes in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial (derivative) instruments including commodity price swaps, forward contracts and interest rate swaps. As clearly stated in our policies and procedures, financial instruments are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes. Our hedging transactions are entered into with banking institutions that have strong credit ratings, and thus the credit risk associated with these transactions is not considered significant. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis. Further information regarding financial instruments and risk management is contained in Note 16 to the Consolidated Financial Statements.

The following describes our risk exposures and provides results of sensitivity analyses performed as of December 31, 2004. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

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

As of December 31, 2004, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $24 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. (see Note 16 to the Consolidated Financial Statements).

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

In November 2002, we terminated an interest rate swap relating to our 6.45% Notes that mature in 2005. The swap converted $225 million notional amount from fixed rate debt into floating rate debt that matures in 2005. The termination of this swap resulted in a $12 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2004, 2003 and 2002 was $5 million, $5 million and $1 million, respectively. The remaining balance of the deferred gain is included in “Short-term borrowings” on our Consolidated Balance Sheets.

In March 2001, we terminated three fixed-to-floating interest rate swap agreements related to our 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of

$225 million due in 2005. The termination of these swaps resulted in a $9 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2004, 2003 and 2002 was $1 million, $2 million and $3 million, respectively. The remaining balance of the deferred gain is included in “Short-term borrowings” on our Consolidated Balance Sheets (see Note 16 to the Consolidated Financial Statements). As of December 31, 2004, all of our interest rate swap agreements were terminated.

COMMODITY PRICES

We are also exposed to fluctuations in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers. To reduce the effect of raw material price changes for select commodities, we periodically enter into commodity swap contracts with designated banks to hedge a portion of our anticipated raw material purchases.

As of December 31, 2004, the potential gain or loss related to the outstanding commodity swap contracts, assuming a hypothetical 10% fluctuation in the price of such commodities, was not material. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the swaps, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. (see Note 16 to the Consolidated Financial Statements).

Item 8.                        Financial Statements and Supplementary Data

See Item 15 (a) for an index to the Consolidated Financial Statements.

Item 9.                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings on Forms 10-K and 10-Q.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, though not eliminate, the risk material misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded it was effective as of December 31, 2004. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 68 and 69 of this Form 10-K.

Item 9B.               Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

The information required by Item 10 relating to identification of directors is incorporated by reference from “Election of Directors” in our Proxy Statement. Except as otherwise specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this report.

Following are the names and ages of the executive officers of the Company, their positions with the Company as of January 31, 2005, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Theodore M. Solso (57)	Chairman and Chief Executive Officer (2000)	President and Chief Operating Officer (1995-2000)
F. Joseph Loughrey (55)	Executive Vice President and President—Engine Business (1999)	Executive Vice President and Group President—Industrial and Chief Technical Officer (1996-1999)
Rick J. Mills (56)	Vice President and President—Filtration and Fleetguard, Inc. (2000)	Vice President—Corporate Controller (1996-2000)
N. Thomas Linebarger (42)	Vice President and President Cummins Power Generation (2003)	Vice President and Chief Financial Officer (2000-2003), Vice President—Supply Chain Management (1998-2000), Managing Director—Holset Engineering Company Ltd (1997-1998)
Jean S. Blackwell (50)	Vice President—Chief Financial Officer and Chief of Staff (2003)	Vice President—Cummins Business Services (2001-2003), Vice President—Human Resources (1997-2001), Vice President—General Counsel (1997)
Steven M. Chapman (50)	Vice President—International and President International Distributor Business (2002)	Vice President—International (2000-2002), Vice President—China and Southeast Asia (1996-2000)
John C. Wall (53)	Vice President—Chief Technical Officer (2000)	Vice President—Research and Development (1995-2000)
Richard E. Harris (52)	Vice President—Treasurer (2003)	Previously Compaq Computer Corporation, Assistant Treasurer (2000-2002), Director, Treasury Planning and Banking Analysis (1998-2000)
Marya M. Rose (42)	Vice President—General Counsel and Corporate Secretary (2001)	Assistant General Counsel (2000), Director—Public Relations and Communications Strategy (1999), Director Public Relations (1998)
Marsha L. Hunt (41)	Vice President—Corporate Controller (2003)	Previously Assistant Controller and Director of Accounting for Corning Incorporated (2000-2003), Director of Accounting (1999-2000), Manager, External Reporting and Accounting Services (1997-1999)

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

Item 11.   Executive Compensation

The information in the Proxy Statement under the caption “Executive Compensation” and “Summary Compensation Table” is incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           The information on the security ownership of certain beneficial owners in the Proxy Statement under the caption “Principal Security Ownership” is incorporated by reference.

(b)          The information on shares of common stock of Cummins Inc. beneficially owned by, and under option to (i) each director, (ii) certain named executive officers and (iii) the directors and officers as a group, contained in the Proxy Statement under the captions “Election of Directors” and “Security Ownership of Management” is incorporated by reference.

(c)           Change in control—None.

Item 13.   Certain Relationships and Related Transactions

The information in the Proxy Statement under the caption “The Board of Directors and Its Committees,” “Executive Compensation” and “Other Transactions and Agreements with Directors and Officers” is incorporated by reference.

Item 14.   Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the caption “Selection of Independent Public Accountants” in the Proxy Statement.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)           The following documents are filed as part of this report:

(1)         Index to Financial Statements

•        Management’s Report to Shareholders (pp. 66-67)

•        Report of Independent Registered Public Accounting Firm (pp. 68-69)

•        Consolidated Statements of Earnings (p. 70)

•        Consolidated Balance Sheets (p. 71)

•        Consolidated Statements of Cash Flows (p. 72)

•        Consolidated Statements of Shareholders’ Equity (pp. 73-74)

•        Notes to Consolidated Financial Statements (pp. 75-117)

•        Selected Quarterly Financial Data (pp. 118-119)

(b)          Reports on Form 8-K

On October 15, 2004, we filed a Current Report on Form 8-K under Item 5 announcing an amendment to Article VI of our By-Laws relating to indemnification of directors and officers and under Item 5, Item 8 and Item 9 containing press releases announcing the election of a Board of Director member and the declaration of a quarterly cash dividend payable to shareholders of record on November 16, 2004.

On October 21, 2004, we furnished a Current Report on Form 8-K under Item 2 and Item 9 containing our press release announcing financial results for the third quarter ended September 26, 2004.

On December 7, 2004, we filed a Current Report on Form 8-K under Item 1 and Item 9 containing a press release announcing completion of an unsecured $650 million, five-year revolving line of credit facility that replaced our secured $385 million three-year credit facility due to expire in November 2005.

(c)           Exhibit Index (pp. 121-122)

MANAGEMENT’S REPORT TO SHAREHOLDERS

Management’s Report on Financial Statements and Practices

The accompanying consolidated financial statements of Cummins Inc, (the “Company”) were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management’s best judgments and estimates. The other financial information included in the annual report is consistent with that in the financial statements.

Management also recognizes its responsibility for conducting the Company’s affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in key policy statements issued from time to time regarding, among other things, conduct of its business activities within the laws of the host countries and the Foreign Corrupt Practices Act in which the Company operates and potentially conflicting interests of its employees. The Company maintains a systematic program to assess compliance with these policies.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, though not eliminate, the risk material misstatements may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded it was effective as of December 31, 2004. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 68 and 69 of this Form 10-K.

Officer Certifications

Please refer to Exhibits 31(a) and 31(b) attached to this report for certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

/s/ JEAN S. BLACKWELL	/s/ THEODORE M. SOLSO
Vice President and Chief	Chairman and Chief Executive Officer
Financial Officer and
Chief of Staff

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cummins Inc.:

We have completed an integrated audit of Cummins Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 12, Pension and Other Postretirement Benefits, the Company changed its method of accounting for pension and postretirement employee benefits during the year ended December 31, 2002. As described in Note 1, Summary of Significant Accounting Policies, effective January 1, 2003 the Company changed its method of accounting for stock-based employee awards. As described in Note 11, Long-Term Debt and Short-Term Borrowings, effective July 1, 2003, the Company changed its method of accounting for its Convertible Preferred Securities of Subsidiary Trust upon the adoption of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” As described in Note 2, Variable Interest Entities, during the year ended December 31, 2003 the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (and its December 2003 revisions).”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP
Indianapolis, IN
March 15, 2005

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2004	2003	2002
	(Dollars in millions, except per share amounts)
Net sales (includes related party sales of $816, $653 and $461, respectively)	$8,438	$6,296	$5,853
Cost of sales (includes related party purchases of $258, $542 and $550, respectively)	6,758	5,173	4,808
Gross margin	1,680	1,123	1,045
Expenses and other income
Selling and administrative expenses	1,015	830	736
Research and engineering expenses	241	200	201
Equity, royalty and other income from investees (Note 3)	(111)	(70)	(22)
Restructuring, impairment and other charges and (credits) (Note 19)	—	—	(8)
Interest expense (Note 11)	113	90	61
Loss on early retirement of debt (Note 11)	—	—	8
Other income, net (Note 20)	(10)	(18)	(9)
Earnings before income taxes, minority interests, dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principles	432	91	78
Provision (benefit) for income taxes (Note 9)	56	12	(38)
Minority interests in earnings of consolidated subsidiaries	26	14	16
Dividends on preferred securities of subsidiary trust (Note 11)	—	11	21
Earnings before cumulative effect of change in accounting principles	350	54	79
Cumulative effect of change in accounting principles, net of tax of $2 and $(1) (Notes 2 and 12)	—	(4)	3
Net earnings	$350	$50	$82
Earnings per share (Note 15)
Basic
Earnings before cumulative effect of change in accounting principles	$8.30	$1.37	$2.06
Cumulative effect of change in accounting principles, net of tax	—	(.09)	.07
Net earnings	$8.30	$1.28	$2.13
Diluted
Earnings before cumulative effect of change in accounting principles	$7.39	$1.36	$2.06
Cumulative effect of change in accounting principles, net of tax	—	(.09)	.07
Net earnings	$7.39	$1.27	$2.13

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	Years ended December 31,
	2004	2003
	(Dollars in millions, except par value)
ASSETS
Current assets
Cash and cash equivalents	$611	$108
Marketable securities (Note 4)	79	87
Receivables, net (Note 1)	1,039	835
Receivables from related parties	121	94
Inventories (Note 6)	1,016	733
Deferred income taxes (Note 9)	301	192
Prepaid expenses and other current assets	106	81
Total current assets	3,273	2,130
Long-term assets
Property, plant and equipment, net (Note 7)	1,648	1,347
Investments in and advances to equity investees (Note 3)	286	339
Goodwill (Note 8)	355	344
Other intangible assets, net (Note 8)	93	92
Deferred income taxes (Note 9)	689	663
Other assets	183	211
Total assets	$6,527	$5,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings (Note 11)	$346	$49
Accounts payable	823	557
Accrued product coverage and marketing expenses	279	246
Other accrued expenses (Note 10)	749	543
Total current liabilities	2,197	1,395
Long-term liabilities
Long-term debt (Note 11)	1,299	1,380
Pensions (Note 12)	466	439
Postretirement benefits other than pensions (Note 12)	570	577
Other long-term liabilities	386	263
Total liabilities	4,918	4,054
Commitments and contingencies (Note 13)	—	—
Minority interests	208	123
Shareholders’ equity (Note 14)
Common stock, $2.50 par value, 150 million shares authorized, 48.2 and 48.3 million shares issued	121	121
Additional contributed capital	1,167	1,113
Retained earnings	866	569
Accumulated other comprehensive loss
Minimum pension liability	(499)	(434)
Other components, net	(41)	(58)
Common stock in treasury, at cost, 2.2 and 5.6 million shares	(88)	(225)
Common stock held in trust for employee benefit plans, 2.2 and 2.3 million shares	(104)	(113)
Unearned compensation	(21)	(24)
Total shareholders’ equity	1,401	949
Total liabilities and shareholders’ equity	$6,527	$5,126

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2004	2003	2002
	(Dollars in millions)
Cash flows from operating activities
Net earnings	$350	$50	$82
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	272	223	219
Loss on disposal of property, plant and equipment	11	4	—
Deferred income tax benefit	(51)	(48)	(74)
Equity in earnings of investees, net of dividends	(28)	(33)	(1)
Minority interests in earnings of consolidated subsidiaries	26	14	16
Pension expense	89	61	21
Pension contributions	(135)	(118)	(81)
Stock-based compensation expense	16	5	7
Tax benefit on stock options exercised	27	5	—
Amortization of gain on terminated interest rate swaps	(6)	(7)	(4)
Translation and hedging activities	(8)	(18)	2
Cumulative effect of change in accounting principles	—	4	(3)
Loss on early retirement of debt	—	—	8
Restructuring, impairment and other charges and (credits)	—	—	(21)
Changes in assets and liabilities:
Receivables	(163)	(64)	(87)
Repayments from sale of receivables	—	—	(55)
Inventories	(204)	(63)	46
Accounts payable	210	100	26
Accrued expenses	237	22	83
Other, net	(29)	21	9
Net cash provided by operating activities	614	158	193
Cash flows from investing activities
Capital expenditures	(151)	(111)	(90)
Investments in internal use software	(33)	(29)	(20)
Proceeds from disposals of property, plant and equipment	12	13	16
Investments in and advances to equity investees	(19)	(4)	(60)
(Acquisitions) and dispositions of businesses, net of cash acquired	(18)	—	32
Investments in marketable securities—acquisitions	(152)	(137)	(116)
Investments in marketable securities—dispositions	171	134	86
Other, net	1	(1)	—
Net cash used in investing activities	(189)	(135)	(152)
Cash flows from financing activities
Proceeds from borrowings	43	19	258
Payments on borrowings and capital lease obligations	(73)	(150)	(87)
Net borrowings (payments) under short-term credit agreements	20	7	(4)
Distributions to minority shareholders	(8)	(15)	(9)
Dividend payments on common stock	(53)	(50)	(50)
Proceeds from issuance of common stock	148	52	15
Other, net	(3)	(8)	8
Net cash provided by (used in) financing activities	74	(145)	131
Effect of exchange rate changes on cash and cash equivalents	4	6	2
Net increase (decrease) in cash and cash equivalents	503	(116)	174
Cash and cash equivalents at beginning of year	108	224	50
Cash and cash equivalents at end of year	$611	$108	$224

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years ended December 31,
	2004		2003		2002
	(Dollars in millions)
Common stock
Balance at beginning of year	$121		$121		$121
Issued under incentive plans	—		—		1
Retirement of stock issued under incentive plans	—		—		(1)
Balance at end of year	121		121		121
Additional contributed capital
Balance at beginning of year	1,113		1,115		1,119
Issued to trust for employee benefit plans	3		(4)		1
Issued under incentive plans	1		—		6
Retirements under incentive plans	(6)		(12)		(10)
Change in receivables from employees for stock purchases	3		9		(1)
Stock based compensation expense	16		3		—
Option exercises, including tax benefit of $27, $5 and $0	37		2		—
Balance at end of year	1,167		1,113		1,115
Retained earnings
Balance at beginning of year	569		569		536
Net earnings	350	$350	50	$50	82	$82
Cash dividends on common stock	(53)		(50)		(50)
Other	—		—		1
Balance at end of year	866		569		569
Accumulated other comprehensive loss
Balance at beginning of year	(492)		(527)		(325)
Foreign currency translation, net of tax of $6, $4 and $4		20		66		50
Minimum pension liability, net of tax of $(45), $(14) and $(145)		(65)		(35)		(257)
Unrealized (loss) gain on marketable securities, net of tax of $(3), $2 and $2		(4)		3		3
Unrealized net gain on derivatives		1		1		2
Other comprehensive income (loss)	(48)	(48)	35	35	(202)	(202)
Comprehensive income (loss)		$302		$85		$(120)
Balance at end of year	(540)		(492)		(527)
Common stock in treasury
Balance at beginning of year	(225)		(280)		(289)
Issued	137		55		9
Balance at end of year	(88)		(225)		(280)
Common stock held in trust for employee benefit plans
Balance at beginning of year	(113)		(128)		(140)
Allocated to employee benefit plans	9		15		12
Balance at end of year	(104)		(113)		(128)
Unearned compensation
Balance at beginning of year	(24)		(29)		(39)
Change in restricted stock unearned compensation, net	—		2		7
Shares allocated to ESOP participants	3		3		3
Balance at end of year	(21)		(24)		(29)
Shareholders’ equity	$1,401		$949		$841

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

	Years ended December 31,
Shares of stock (millions)	2004	2003	2002
Common stock, $2.50 par value, 150 million shares authorized
Balance at beginning of year	48.3	48.6	48.6
Shares issued under incentive plans	—	—	0.2
Retirements under incentive plans	(0.1)	(0.3)	(0.2)
Balance at end of year	48.2	48.3	48.6
Common stock in treasury
Balance at beginning of year	5.6	7.0	7.2
Shares issued	(3.4)	(1.4)	(0.2)
Balance at end of year	2.2	5.6	7.0
Common stock held in trust for employee benefit plans
Balance at beginning of year	2.3	2.6	2.9
Shares allocated to benefit plans	(0.1)	(0.3)	(0.3)
Balance at end of year	2.2	2.3	2.6

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries where our ownership is more than 50 percent of common stock except for majority-owned subsidiaries that are considered Variable Interest Entities (VIEs) where we are not deemed the primary beneficiary. In addition, we also consolidate, regardless of our ownership percentage, VIEs for which we are deemed to be the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation. Where our ownership interest is less than 100 percent, the minority ownership interests are reported in our Consolidated Balance Sheets. The minority ownership interest of our earnings, net of tax, is classified as “Minority interests in earnings of consolidated subsidiaries” in our Consolidated Statements of Earnings.

Certain amounts for 2003 and 2002 have been reclassified to conform with the 2004 classifications.

Investments in Unconsolidated Entities

We use the equity method to account for our investments in joint ventures, affiliated companies and alliances in which we have the ability to exercise significant influence, generally represented by common stock ownership or partnership equity of at least 20 percent but not more than 50 percent. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in earnings or losses after the date of acquisition. Investment amounts in excess of our share of an investees’ assets are amortized over the life of the related asset creating the excess. If the excess is goodwill, then it is not amortized. Equity in earnings or losses of each investee is recorded according to our level of ownership; if losses accumulate, we record our share of losses until our investment has been fully depleted. If our investment has been fully depleted, we recognize additional losses only when we are the primary funding source. We eliminate (to the extent of our ownership percentage) in our Consolidated Financial Statements the profit in inventory held by our equity method investees that has not yet been sold to a third party. Our investments are classified as “Investments in and advances to equity investees” in our Consolidated Balance Sheets. Our share of the results from joint ventures, affiliated companies and alliances is reported in our Consolidated Statements of Earnings as “Equity, royalty and other income from investees.”

Use of Estimates in the Preparation of the Financial Statements

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, product coverage programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, restructuring and asset impairment costs, income taxes and deferred tax valuation allowances, lease classification, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Revenue Recognition

We recognize revenue, net of estimated costs of returns, allowances and sales incentives, when it is realized or realizable, which generally occurs when persuasive evidence of an arrangement exists, the product has been shipped and legal title and all risks of ownership have been transferred, customer acceptance has occurred and payment is reasonably assured. Products are generally sold on open account under credit terms customary to the geographic region of distribution. We perform ongoing credit evaluations of our customers and generally do not require collateral to secure our accounts receivable. For engines, service parts, service tools and other items sold to independent distributors and to partially owned distributors accounted for under the equity method, revenues are recorded when title and risk of ownership transfers. This transfer is based on the agreement in effect with the respective distributor and in the United States and most international locations occurs generally when the products are shipped. To the extent of our ownership percentage, margins on sales to distributors accounted for under the equity method are deferred until the distributor sells the product to unrelated parties.

Foreign Currency Transactions and Translation

We translate assets and liabilities of foreign entities to U.S. dollars, where the local currency is the functional currency, at year-end exchange rates. We translate income and expenses to U.S. dollars using weighted average exchange rates for the year. We record adjustments resulting from translation in a separate component of accumulated other comprehensive loss and include the adjustments in net earnings only upon sale or liquidation of the underlying foreign investment.

Foreign currency transaction gains and losses are included in current net earnings. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies, we remeasure inventory, property, plant and equipment balances and the related earnings statement using historical exchange rates. We include the resulting gains and losses in the Consolidated Statements of Earnings, which combined with transaction gains and losses amounted to a net gain of $1 million in 2004, a net gain of $1 million in 2003 and a net loss of $14 million in 2002.

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

We record all derivatives at fair value in our financial statements. Note 16 provides further information on our hedging strategy and accounting for derivative financial instruments.

Income Tax Accounting

We determine our income tax provision using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Our deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. During interim reporting periods our income tax provision is based upon the estimated annual effective tax rate of those taxable jurisdictions where we conduct business.

Cash and Cash Equivalents

Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.

Statement of Cash Flows—Supplemental Disclosures

During 2004, 2003 and 2002 cash payments for income taxes were $87 million, $50 million and $30 million, respectively. During 2004, 2003 and 2002 cash payments for interest were $113 million, $90 million and $52 million, respectively.

During 2004, we incurred capital lease obligations of $112 million for our Power Rent program as a result of amendments to operating leases. This program is more fully described in Note 18. In 2003, we incurred capital lease obligations of $28 million. The majority of the 2003 capital leases were for computer equipment. Capital lease additions for 2002 were not material.

Marketable Securities

We account for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification of all marketable securities as “held-to-maturity”, “available-for-sale” or “trading” at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2004 and 2003, all of our investments were classified as available-for-sale.

Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be “other-than-temporary” are recognized currently in earnings. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See Note 4 for a detailed description of our investments in marketable securities.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount, which approximates fair value, and do not bear interest. We have a trade receivables sales program, which is more fully discussed in Note 5, which allows us to sell, without recourse, an interest in a pool of our trade receivables to a financial institution as necessary. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The activity in our allowance for doubtful accounts for the years ended December 31, follows:

	2004	2003	2002
	$ Millions
Beginning balance	$12	$14	$9
Increase due to consolidation of VIEs	2	—	—
Provision	3	3	8
Recoveries of amounts previously written off	1	(1)	—
Write-offs	(3)	(4)	(3)
Ending balance	$15	$12	$14

Inventories

Our inventories are stated at the lower of cost or net realizable value. At December 31, 2004 and 2003, approximately 22 percent of our domestic inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure nor do our accounting systems provide a meaningful segregation between raw materials and work-in-process.

Property, Plant and Equipment

We record property, plant and equipment at cost. We depreciate the cost of substantially all engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. We depreciate the cost of all other equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $235 million, $183 million and $183 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Long-Lived Assets

We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We assess the recoverability of the carrying value of the long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment of a long-lived asset or asset group exists when the expected future pre-tax cash flows (undiscounted and without interest charges) estimated to be generated by the asset or asset group is less than its carrying value. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value of the asset or asset group. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in an impairment charge.

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired in a business combination accounted for as a purchase. As required by SFAS 142, “Goodwill and Other Intangibles,” we no longer amortize goodwill but rather evaluate it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. We have allocated our goodwill to reporting units for purposes of performing annual impairment tests. See Note 8 for a further discussion about goodwill.

Software

We capitalize internal-use and external software costs as they are incurred. Software costs are amortized on a straight-line basis over their estimated useful lives ranging from three to five years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

Product Coverage

We charge the estimated costs of product coverage programs, other than product recalls, to earnings at the time products are shipped to customers. We use historical experience of product coverage programs to estimate the remaining liability for our various product coverage programs. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. We review and assess the liability for these programs on a quarterly basis. Costs associated with product recalls are included in the table below under the caption “Changes in estimates for pre-existing warranties.” We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. At December 31, 2004, we had $40 million of receivables related to estimated supplier recoveries of which $31 million was included in “Receivables, net” and $9 million was included in “Other assets” on our Consolidated Balance Sheets. At December 31, 2003, we had $11 million of receivables related to estimated supplier recoveries included in “Receivables, net” on our Consolidated Balance Sheets.

In addition, we sell extended product coverage on most of our engines. The revenue collected is initially deferred and is recognized as revenue on a straight-line basis over the contract period. We periodically compare the remaining deferred revenue balance to the estimated amount of future claims under extended coverage programs and provide an additional accrual when the deferred revenue balance is less than expected future costs.

A summary of the activity in our product coverage liability accounts, which includes warranty provisions and payments, changes in our estimates for pre-existing warranties and changes in our deferred revenue balances associated with extended coverage programs for the years ended December 31, follows:

	2004	2003	2002
	$ Millions
Balance, beginning of year	$358	$318	$322
Provision for warranties issued	234	181	144
Payments	(169)	(172)	(204)
Changes in estimates for pre-existing warranties	47	31	56
Changes in deferred revenue for extended coverage	10	—	—
Balance, end of year	$480	$358	$318

The amount of deferred revenue related to extended coverage programs at December 31, 2004, was $68 million.

Product Liability

From time to time, we issue indemnifications to our customers and joint venture partners which indicate that we will indemnify them against any loss suffered as a result of a defective product we have sold them. In addition, periodically, we enter into license agreements or joint venture agreements where we license a patent, trademark or other similar intangible asset and agree to indemnify the licensee against any losses suffered should the patent, trademark or intangible asset infringe upon a third party asset. We are generally self-insured on product liability claims, with excess insurance coverage for claims exceeding a specified dollar amount. We provide reserves for these exposures when it is probable that we have suffered a loss and the loss is reasonably estimable. A summary of the activity in our product liability accrual for the years ended December 31, follows:

	2004	2003	2002
	$ Millions
Balance, beginning of year	$16	$11	$8
Provision	1	11	4
Payments	(9)	(2)	(1)
Changes in estimates	(4)	(4)	—
Balance, end of year	$4	$16	$11

Treasury Stock

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in our Consolidated Balance Sheets. From time to time, treasury shares may be reissued as part of our stock based compensation programs. When shares are reissued, we use the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional contributed capital.

Employee Stock Plans

On January 1, 2003, we changed our method of accounting for stock-based employee awards to the fair value method preferred by SFAS 123, “Accounting for Stock-based Compensation.” We made this change on a prospective basis only for new option grants or other stock awards made on or after January 1, 2003. For awards granted prior to January 1, 2003, we followed Accounting Principles Board Opinion (APB) 25, “Accounting for Stock Issued to Employees,” as allowed under SFAS 123. Under APB 25, we did not record compensation expense upon the issuance of stock options because the exercise price of stock options granted equaled the market price on the grant date. However, consistent with the provisions of SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure—An Amendment of FASB Statement No. 123,” the following table summarizes the pro forma net earnings and per share amounts as if we had accounted for stock options using the fair market value approach for all periods presented:

	Years ended December 31,
	2004	2003	2002
	(Dollars in millions, except per share amounts)
Net earnings for basic EPS
As reported	$350.4	$50.2	$82.4
Add: Stock based employee compensation included in net earnings, net of tax	9.8	2.8	4.5
Less: Stock based employee compensation determined under fair value method, net of tax	(10.0)	(3.6)	(16.2)
Pro forma net earnings for basic EPS	350.2	49.4	70.7
Dilutive effect of preferred securities dividends, net of tax	13.0	—	—
Pro forma net earnings for diluted EPS	$363.2	$49.4	$70.7
Basic earnings per share
As reported	$8.30	$1.28	$2.13
Pro forma	8.30	1.26	1.83
Diluted earnings per share
As reported	$7.39	$1.27	$2.13
Pro forma	7.38	1.25	1.82

Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models. The assumptions used in calculating this fair value are more fully described in Note 17.

We compute compensation expense related to performance shares and restricted stock awards based on the fair value of the stock at the grant date and amortize that expense ratably over the vesting period of the award, as more fully described in Note 17.

Additional contributed capital in our Consolidated Balance Sheets is presented net of employee loans for stock purchases. As of December 31, 2004, 2003 and 2002 the loan amounts were $1 million, $4 million and $13 million, respectively.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as selling and administrative expenses in our Consolidated Statements of Earnings. For the years ended December 31, 2004, 2003 and 2002, these costs were approximately $109 million, $94 million and $88 million, respectively.

Research and Development

We expense research and development expenditures, net of contract reimbursements, when incurred. Research and development expenses net of contract reimbursements were $229 million in 2004, $187 million in 2003 and $195 million in 2002. Contract reimbursements were $35 million in 2004, $45 million in 2003 and $45 million in 2002.

Recently Adopted Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN46), an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” In December 2003, the FASB issued a revised version of FIN 46, FIN 46R. We adopted the provisions of FIN 46R in December 2003 for certain entities previously considered to be Special Purpose Entities (SPEs) under GAAP and for new entities created on or after February 1, 2003 (see Note 2). The remaining provisions of FIN 46R were adopted as of March 28, 2004, resulting in the consolidation of three joint ventures previously accounted for under the equity method (see Note 2). In the second quarter ended June 27, 2004, we consolidated another entity under the provisions of FIN 46R (see Note 2—discussion of Cummins Eastern Canada).

In May 2004, the FASB issued FASB Staff Position No. 106-2 , “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2) in response to a new law that provides a federal subsidy for prescription drug benefits under Medicare to certain sponsors of retiree health care benefit plans. This FSP requires the effects of the subsidy and expected changes in plan participation be accounted for currently as an actuarial experience gain to be recognized over the average remaining service lives of plan participants and allows several implementation alternatives. We determined the effects of the Medicare Act were not material to our Consolidated Financial Statements and therefore the adoption of FSP 106-2 did not require us to remeasure our liability or expense for postretirement benefits at an interim date. Rather, the effects of the Medicare Act were included in the determination of our annual postretirement plan liability in November 2004.

A small, grandfathered portion of our retiree population qualifies for the Medicare subsidy under our current retiree health care plans. The subsidy lowered our accumulated postretirement benefit obligation (APBO) by approximately 4 percent. The participation in our plans could decrease if participants elect the Medicare coverage. We have modeled the sensitivity of our APBO to reflect participation changes. If 10 percent of our retiree population left our plan and enrolled in Medicare, our APBO would be reduced an additional 3 percent. The net impact of the subsidy and a 10 percent hypothetical decline in population was not material to our 2004 expense.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (the Act) was signed into law by President Bush in October 2004. The Act includes a special one-year 85 percent deduction for qualifying dividends repatriated from foreign operations. Generally, the special 2005 repatriation rules are only beneficial on very low-taxed foreign earnings. We are studying the possible application of these rules to some foreign joint venture repatriations up to approximately $40 million that could potentially reduce our 2005 income tax provision by $5 million to $10 million.

Accounting Pronouncements Issued But Not Yet Effective

In November 2004, the FASB issued SFAS 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006. We do not expect the adoption of SFAS 151 to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB published SFAS 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the third quarter of 2005. Currently, we account for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS 123 and therefore, we do not expect this standard to have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” This statement amends APB Opinion 29, “Accounting for Nonmonetary Transactions,” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005 and becomes effective for us beginning June 27, 2005. We do not expect the adoption SFAS 153 to have a material impact on our financial position, results of operations or cash flows.

NOTE 2.   VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” In December 2003, the FASB issued a revised version of FIN 46, FIN 46R. FIN 46R provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs), including entities commonly referred to as SPEs. FIN 46R requires us to consolidate certain VIEs if we are deemed to be the primary beneficiary, defined in FIN 46R, as the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. We adopted FIN 46R as of December 31, 2003, for entities previously considered to be SPEs under GAAP and for new entities created on or after February 1, 2003. The adoption of FIN 46R in 2003 required us to consolidate a VIE that was previously unconsolidated and to deconsolidate a VIE that was previously consolidated in our Consolidated Financial Statements. In addition, we have variable interests in other businesses including businesses accounted for under the equity method of accounting and certain North American distributors that are deemed VIEs and are subject to the provisions of FIN 46R. We adopted FIN 46R for these entities as of March 28, 2004. The adoption of those FIN 46R provisions in 2004 required us to consolidate three entities that were previously included in our Consolidated Balance Sheets as “Investments in and advances to equity investees.” First quarter results for these entities are reflected as “Equity, royalty and other income from investees” in our Consolidated Statements of Earnings. The impact of adopting FIN 46R is discussed below.

During 2001, we entered into a sale/leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment. The accounting for the original sale/leaseback transaction is discussed in Note 18. The financial institution created a grantor trust to act as the lessor in the arrangement. The financial institution owns 100 percent of the equity in the trust. The grantor trust has no assets other than the equipment and its rights to the lease agreement with us. On the initial sale, we received $125 million from the financial institution which was financed with $99 million of non-recourse debt and $26 million of equity. Our obligations to the grantor trust consist of the payments due under the lease and a $9 million guarantee of the residual value of the equipment. In addition, we have a fixed price purchase option that is exercisable on January 14, 2009, for approximately $35 million. We have determined that the grantor trust is a VIE under FIN 46R and due primarily to the existence of the residual value guarantee, we determined that we are the primary beneficiary of the VIE. As a result, we have consolidated the grantor trust as of December 31, 2003, even though we own none of its equity. In accordance with the transition provisions of FIN 46R, we have recorded the assets and liabilities of the trust at the amounts for which the assets and liabilities would have been carried in the Consolidated Financial Statements had the VIE been consolidated since its inception. The impact of the consolidation of this VIE on our December 31, 2003, balance sheet (without regard to the tax impact) was to:

•       Increase “Property, plant and equipment” by $92 million, which represents the value of the equipment, had it continued to be depreciated from the date of the original sale to the grantor trust. The property serves as collateral on the non-recourse debt discussed below and is not available to satisfy any of our other obligations.

•       Increase “Long-term debt” (including the current portion) by $90 million, which represents the balance of the $99 million non-recourse debt. The terms of the non-recourse debt are discussed in Note 11.

•       Increase “Minority interests” by $28 million, which represents the equity interest of the equity holder in the VIE. In addition to our obligations under the non-recourse notes, we also have obligations for fixed payments to the equity holder in the grantor trust totaling approximately $21 million, almost all of which is due in 2009 and beyond.

•       Decrease “Current liabilities” by $20 million, which represents the reversal of the deferred gain originally recorded on this transaction and the reversal of the accrued rent expense recorded during the first two years of the lease, offset by the accrual of interest due on the non-recourse debt.

The net effect of the above entries was to record a charge in 2003 for the “Cumulative effect of change in accounting principle” of $6 million, before the related tax effects of $2 million. As of December 31, 2004, the non-recourse debt had an outstanding balance of $81 million, the assets serving as collateral on this debt had a carrying amount of $80 million and the related minority interest in the VIE was $29 million.

In June 2001, Cummins Capital Trust I (the “Trust”), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7 percent convertible quarterly income preferred securities (“Preferred Securities”). The total proceeds from the issuance of the Preferred Securities by the Trust were invested in $309 million aggregate principal amount of 7% convertible subordinated debentures (the “Debentures”) that we issued. The Debentures are the sole assets of the Trust. This transaction is more fully discussed in Note 11. The Trust qualifies as a VIE under FIN 46R. We have determined that we are not the primary beneficiary of the Trust and as a result have deconsolidated the Trust as of December 31, 2003. As a result of the deconsolidation of the Trust, we no longer report the Preferred Securities as an obligation in our Consolidated Financial Statements; rather, we now report the Debentures as an obligation, and included the Debentures in “Long-term debt” in our Consolidated Balance Sheets as of December 31, 2004 and 2003. The deconsolidation had no impact in 2003 on our Consolidated Statements of Earnings as there was no cumulative effect from this change. In 2004, rather than reporting the preferred dividends on the Preferred Securities, we have reported interest expense associated with the Debentures resulting in an increase in interest expense.

Two of the three VIEs that were consolidated beginning on March 28, 2004, Consolidated Diesel Corporation (CDC) and Cummins Komatsu Engine Corporation (CKEC), are engine manufacturing entities jointly owned and operated by us and our equity partners. We were deemed the primary beneficiary of these VIEs due to the pricing arrangements of purchases and the substantial volume of purchases we made from these VIEs. Our arrangements with CDC are more fully described in Note 3. As of December 31, 2004, CDC has approximately $85 million of debt which is collateralized by substantially all of its inventory and fixed assets with a current book value of $31 million and $186 million, respectively. CKEC has approximately $6 million of unsecured debt, which is due to the other equity partner. Creditors of these entities have no recourse to the general credit of Cummins.

The other VIE that was consolidated beginning on March 28, 2004, was AVK/SEG, a German holding company that directly owned shares of AVK and SEG and was jointly owned by Cummins (50 percent) and other equity partners. AVK manufactures alternators and SEG manufactures power electronic components. We were deemed the primary beneficiary of this VIE due to the existence of a call/guarantee arrangement on an additional 13 percent ownership interest in the entity and our guarantee on portions of the entity’s subordinated debt. During the second quarter of 2004, AVK/SEG was liquidated and its shares in AVK and SEG were distributed directly to Cummins and the other equity partners. As a result of the liquidation, Cummins owns 100 percent of AVK and 25 percent of SEG. This transaction was accounted for as an acquisition of a minority interest in AVK (via a non-monetary exchange of shares) and was recorded at fair value, resulting in a nominal gain (less than $1 million after-tax). SEG continues to be consolidated under FIN 46R due to the existence of the call/guarantee arrangement discussed above and loans provided by Cummins to SEG. An agreement with the other equity holder of SEG could cause our ownership interest in SEG to change in the future based upon the timing of SEG’s repayment of certain intercompany loans to us. As a result, we could either (1) increase our ownership percentage to obtain voting control of SEG or (2) reduce our ownership percentage to such a level that could result in the deconsolidation of SEG. Included in our December 31, 2004, Consolidated Balance Sheets is approximately $13 million of SEG debt of which $7 million is collateralized by assets with a current book value of $9 million. Creditors of SEG have no recourse to the general credit of Cummins.

In April 2004, Cummins Eastern Canada (CEC), a distributor previously accounted for under the equity method, acquired another Cummins distributor in Canada. The acquisition price of the distributor was $19 million ($18 million, net of cash acquired), which was funded by the addition of $15 million of debt and an additional $4 million equity investment by Cummins. The additional equity contributed by Cummins increased our ownership percentage in CEC to 67 percent (50 percent prior to the acquisition.) At the same time, we reached an agreement to sell a 16 percent ownership interest in CEC to another equity holder. This sale was completed during the third quarter of 2004. As a result of this sale our ownership percentage in CEC was reduced from 67 percent to 51 percent. We agreed to accept a note from the equity holder for its purchase of the 16 percent ownership interest. The note will be repaid from distributions of future CEC earnings. We also agreed with the other shareholders to maintain our voting interest at 50 percent. We do not have management or voting control over CEC. In accordance with FIN 46R, CEC is consolidated in our Consolidated Financial Statements due to our current 51 percent economic interest and deemed interest of 16 percent resulting from our financing of the other equity holder’s purchase. As of December 31, 2004, CEC has approximately $28 million of debt which is collateralized by various current and fixed assets with a current book value of $61 million. Creditors of CEC have no recourse to the general credit of Cummins.

Results of these entities for the year ended December 31, 2004, are consolidated in our Consolidated Statements of Earnings and a significant amount of their sales are eliminated in consolidation. The table below shows the increase in our assets and liabilities from consolidating these entities, after eliminating intercompany items, as of December 31, 2004.

Increase
($ millions)
Current assets	$143
Long-term assets	176
Current liabilities, excluding debt	119
Short-term and long-term debt	132

We also have variable interests in certain of our North American distributors that were deemed to be VIEs in accordance with FIN 46R, but we were not deemed to be the primary beneficiary since we do not absorb a majority of the entity’s expected losses. Our ownership percentage in these entities ranges from zero percent to 50 percent. For two of the entities, our equity ownership represents our only variable interest in the entity and thus we would not be deemed the primary beneficiary. For the one entity where we also guarantee a portion of the entity’s debt, our ownership percentage is zero and our debt guarantee does not result in Cummins being considered the primary beneficiary.

The principal business of the distributors is to sell Cummins engines and related service parts as well as provide repair and maintenance services on engines, including warranty repairs. Our maximum potential loss related to these three distributors as of December 31, 2004, consisted of our ownership interest in two of the distributors totaling $5 million and our guarantee of the debt for one distributor totaling $4 million. Our involvement with these distributors as equity holders began in 2003 and 2002. Our debt guarantee has been in place since 1987. Selected financial information for these distributors as of and for the year ended December 31, 2004, follows:

$ Millions
Total assets	$169
Total liabilities, excluding debt	61
Total debt	64
Revenues	434
Net earnings	24

NOTE 3.   INVESTMENTS IN EQUITY INVESTEES AND RELATED PARTY TRANSACTIONS

Investments in and advances to equity investees and our ownership percentage at December 31, follows:

	Ownership %	2004	2003
		$ Millions
European Engine Alliance	33%	$70	$68
Dongfeng Cummins	50%	80	62
AVK/SEG (Note 2)	50%	—	45
Consolidated Diesel (Note 2)	50%	—	37
Chongqing Cummins	50%	27	29
Komatsu alliances	20% - 50%	21	26
Tata Cummins	50%	23	21
North American distributors and other	Various	65	51
Total		$286	$339

We have approximately $100 million in our investment account at December 31, 2004, that represents cumulative undistributed earnings in our equity investees. Summary financial information for Dongfeng Cummins Engine Company, Ltd. (DCEC), a significant investee in 2003, and our other equity investees as of and for the year ended December 31, follows:

	Dongfeng Cummins			All Others
	2004	2003	2002	2004	2003	2002
	$ Millions
Net sales	$556	$304	$102	$2,047	$2,275	$1,580
Gross margin	115	64	19	476	454	263
Net earnings	86	47	9	122	82	32
Cummins share of net earnings	$43	$24	$4	$56	$42	$16
Royalty and other income	7	1	—	5	3	2
Total equity, royalty and other income from investees	$50	$25	$4	$61	$45	$18
Current assets	$253	$147	$48	$715	$772	$569
Noncurrent assets	81	76	38	461	740	646
Current liabilities	(162)	(87)	(27)	(566)	(586)	(397)
Noncurrent liabilities	—	—	(1)	(209)	(524)	(510)
Net assets	$172	$136	$58	$401	$402	$308
Cummins share of net assets	$80	$62	$29	$172	$179	$126

Related Party Transactions

In accordance with the provisions of various joint venture agreements, we may purchase products and components from the joint ventures, sell products and components to the joint ventures and the joint ventures may sell products and components to unrelated parties. Joint venture transfer prices to us may differ from normal selling prices. Certain joint venture agreements transfer product to us at cost, some transfer product to us on a cost-plus basis, and others transfer product to us at market value.

We purchase significant quantities of midrange diesel and natural gas engines, components and service parts from CDC, a general partnership and a VIE (see Note 2) that we began to consolidate on March 28, 2004. Prior to March 28, 2004, our investment in CDC was classified as “Investments in and advances to equity investees” in our Consolidated Balance Sheets. The partnership was formed in 1980 with J. I. Case (Case) to jointly fund engine development and manufacturing capacity. Cummins and Case (now CNH Global N.V.) are general partners and each partner shares 50 percent ownership in CDC. Under the terms of the agreement, CDC is obligated to make its entire production of diesel engines and related products available solely to the partners. Each partner is entitled to purchase up to one-half of CDC’s actual production; a partner may purchase in excess of one-half of actual production to the extent productive capacity is available beyond the other partner’s purchase requirement. The partners are each obligated, unconditionally and severally, to purchase annually at least one engine or engine kit produced by CDC, provided a minimum of one engine or kit is produced. The transfer price of CDC’s engines to the partners must be sufficient to cover its manufacturing cost in such annual accounting period, including interest and financing expenses, and excluding depreciation expense (other than Scheduled Depreciation Expense as defined in the agreement). In addition, each partner is obligated to contribute one-half of the capital investment required to maintain plant capacity and each partner has the right to invest unilaterally in plant capacity, which additional capacity can be utilized by the other partner for a fee. To date, neither partner has made a unilateral investment in plant capacity at CDC.

We are not a guarantor of any of CDC’s obligations or commitments; however, we are required to provide up to 50 percent of CDC’s base working capital as defined by the agreement. The amount of base working capital is calculated each quarter and if supplemental funding greater than the base working capital amount is required, the amount is funded through third party financing arranged by CDC, or we may elect to fund the requirement although we are under no obligation to do so. To date, when supplemental funding is required above the base working capital amount, we have elected to provide that funding to CDC. If the amount of supplemental funding required is less than the base working capital amount, it is funded equally by the partners. Excess cash generated by CDC is remitted to Cummins until CDC’s working capital amount is reduced to the base working capital amount. Any further cash remittances from CDC to the partners are shared equally by the partners.

All marketing, selling, warranty and research and development expenses related to CDC products are the responsibility of the partners and CDC does not incur any of these expenses. Cummins also provides purchasing and administrative procurement services to CDC for an annual fee shared by the partners.

All of our engine purchases from CDC are shipped directly from CDC to our customers. Prior to March 28, 2004, purchases were recorded as “Cost of sales” in our Consolidated Statements of Earnings as CDC was accounted for under the equity method of accounting. Subsequent to March 28, 2004, all engine purchases from CDC were eliminated in consolidation. Our engine purchases from CDC are recorded at CDC’s transfer price which is based upon total production costs of products shipped and an allocation of all other costs incurred during the reporting period, resulting in break-even operating results for CDC.

The following table summarizes our related party purchases included in “Cost of sales” in our Consolidated Statements of Earnings:

Years ended December 31,	2004	2003	2002
	($ millions)
Engines, parts and components—CDC	$107	$386	$457
Engines, parts and components—other JVs	151	156	93
Total	$258	$542	$550

The Consolidated Statements of Cash Flows include the earnings of equity investees as reported above as well as other non-cash adjustments. The most significant adjustment included in the statement of cash flows is depreciation recorded by CDC, which prior to FIN 46R was allocated to the joint venture partners based on the amount of their purchases. We classified depreciation and other noncash expenses related to CDC as “Cost of sales” and “Other (income) expense,” respectively, in the Consolidated Statements of Earnings. The adjustments relating to CDC were $3 million in 2004, $12 million in 2003 and $12 million in 2002.

Distributors

We have an extensive worldwide distributor and dealer network through which we sell and distribute our products and services. Generally, our distributors are divided by geographic region. Some of our distributors are wholly-owned by Cummins, some partially-owned and the majority are independently owned. We consolidate all wholly-owned distributors and partially owned distributors where we are the primary beneficiary and account for other partially-owned distributors using the equity method of accounting (see Note 1).

We are contractually obligated to repurchase new engines, parts and components and signage from our North American distributors following an ownership transfer or termination of the distributor. In addition, in certain cases where we own a partial interest in a distributor, we are obligated to purchase the other equity holders’ interests if certain events occur (such as the death of the distributor principal or a change in control of Cummins Inc.). The purchase price of the equity interests is determined based on the fair value of the distributor’s assets. Outside of North America, repurchase obligations and practices vary by region. We also provide guarantees related to certain obligations of some distributors as more fully discussed in Note 13. We continually monitor the financial condition of these independent distributors. We recognize revenue on sales to these distributors when we have concluded that our performance under these guarantees is remote. All distributors that are partially-owned are considered to be related parties in our Consolidated Financial Statements.

NOTE 4.   MARKETABLE SECURITIES

A summary of marketable securities at December 31, follows:

	2004			2003
	Cost	Gross unrealized gains	Est. fair value	Cost	Gross unrealized gains	Est. fair value
	$Millions
Available-for-sale:
Debt mutual funds	$37	$1	$38	$50	$2	$52
Government debt securities-non-U.S.	6	—	6	8	—	8
Corporate debt securities	17	1	18	16	1	17
Equity securities	—	—	—	6	5	11
Other	17	—	17	9	—	9
Total marketable securities	$77	$2	$79	$89	$8	$97
Current	$77	$2	$79	$84	$3	$87
Non-current	—	—	—	5	5	10

Proceeds from sales of available-for-sale securities were $166 million, $130 million and $59 million in 2004, 2003 and 2002, respectively. Gross realized gains from the sale of available-for-sale securities were $6 million, $4 million and $1 million in 2004, 2003 and 2002, respectively. Gross realized losses from the sale of available-for-sale securities were not material in 2004, $1 million in 2003, and not material in 2002. During the fourth quarter of 2002, we recorded a $4 million charge related to an “other-than-temporary” impairment of an investment in equity securities.

The fair value of available-for-sale investments in debt securities by contractual maturity at December 31, 2004, follows:

Maturity date	Fair value
$ Millions
1 year or less	$2
1-5 years	15
5-10 years	3
After 10 years	4
Total	$24

NOTE 5.   SALES OF RECEIVABLES

In January 2004, we entered into a new three year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as those described under our revolving credit facility (see Note 11). The interest in receivables sold under this program to the financial institution in 2004 was not significant and as of December 31, 2004, there were no amounts outstanding under this program.

Under our old program which expired on December 15, 2003, we had an agreement with a different financial institution where we sold a designated pool of trade receivables to Cummins Receivable Corporation (CRC), a special purpose subsidiary. Under this program, CRC transferred an interest in its receivables, without recourse, to limited purpose receivable securitization companies (conduits) that were established and maintained by an independent financial institution. The conduits would then fund their purchases by issuing commercial paper.

Sales of receivables to the financial institution in 2004 were not significant. No accounts receivable sold to either subsidiary were written off during 2004, 2003 or 2002. The weighted average interest rate on repayments during 2004, 2003 and 2002 was 2.6 percent, 1.2 percent and 1.8 percent, respectively. The sold receivables servicing portfolio, which is included in receivables at December 31, and the proceeds from the sale of receivables and other related cash flows follows:

	2004	2003	2002
	$ Millions
Sold receivables servicing portfolio	$416	$—	$242
Proceeds outstanding from receivable sales	—	—	—
Receivables sold to special purpose subsidiary	5,338	3,622	3,420
Collections reinvested in special purpose subsidiary	4,922	3,581	3,409
Servicing fees and interest	1	1	2

NOTE 6.   INVENTORIES

Inventories at December 31, included the following:

	2004	2003
	$ Millions
Finished products	$500	$431
Work-in-process and raw materials	584	359
Inventories at FIFO cost	1,084	790
Excess of FIFO over LIFO	(68)	(57)
Total inventories	$1,016	$733

NOTE 7.   PROPERTY, PLANT AND EQUIPMENT

Details of our property, plant and equipment balance at December 31, follows:

	2004	2003
	$ Millions
Land and buildings	$744	$597
Machinery, equipment and fixtures	3,075	2,470
Construction in process	106	54
	3,925	3,121
Less accumulated depreciation	(2,277)	(1,774)
Property, plant and equipment, net	$1,648	$1,347

NOTE 8.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for the years of 2004 and 2003:

	Filtration and Other	Engine Business	International Distributor	Power Generation	Total
	$ Millions
Goodwill at December 31, 2002	$332	$6	$5	$—	$343
Other	—	1	—	—	1
Goodwill at December 31, 2003	332	7	5	—	344
Increase due to consolidation of VIEs	—	—	—	14	14
Dispositions..	—	—	—	(3)	(3)
Goodwill at December 31, 2004	$332	$7	$5	$11	$355

We have elected to perform the annual impairment test of our recorded goodwill and certain other intangible assets as required by SFAS 142 as of the end of our fiscal third quarter. The results of this annual impairment test indicated that the fair value of each of our reporting units as of September 26, 2004, September 28, 2003 and September 29, 2002, exceeded their carrying, or book value, including goodwill, and therefore our recorded goodwill was not subject to impairment. The fair value was determined utilizing the expected present value of future cash flows.

Intangible assets that have finite useful lives are amortized over their useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization as of December 31:

	2004	2003
	$ Millions
Software	$197	$204
Accumulated amortization	(107)	(115)
Net software	90	89
Trademarks, patents and other	4	4
Accumulated amortization	(1)	(1)
Net trademarks, patents and other	3	3
Total	$93	$92

Amortization expense for software and other intangibles totaled $33 million, $38 million and $34 million for the years ended December 31, 2004, 2003 and 2002, respectively. Internal and external software costs (excluding those related to research, reengineering and training) and trademarks and patents are amortized generally over a five-year period. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is approximately $31 million in 2005, $23 million in 2006, $17 million in 2007, $13 million in 2008 and $7 million in 2009.

NOTE 9.   INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	2004	2003	2002
	$ Millions
Current:
U.S. Federal and state	$16	$3	$(11)
Foreign	91	57	47
	107	60	36
Deferred:
U.S. Federal and state	(53)	(32)	(69)
Foreign	2	(16)	(5)
	(51)	(48)	(74)
Provision (benefit)	$56	$12	$(38)

A reconciliation of the income tax provision (benefit) at the U.S. Federal income tax rate of 35 percent to the actual income tax provision (benefit) shown above is as follows:

	2004	2003	2002
	$ Millions
Earnings (loss) before income taxes, minority interests, dividends on preferred securities and cumulative effect of change in accounting principles:
U.S.	$175	$(45)	$(24)
Foreign	257	136	102
	$432	$91	$78
Provision (benefit) for income taxes:
Tax at U.S. statutory rate	151	32	27
State taxes	(22)	2	2
Deductible dividends on preferred securities	—	(4)	(7)
Research tax credits	(18)	(8)	(7)
Export tax benefits	(36)	(12)	(11)
Differences in rates and taxability of foreign subsidiaries and joint ventures	(29)	—	15
Settlement of IRS examinations	—	—	(57)
All other, net	10	2	—
Provision (benefit)	$56	$12	$(38)

The state income tax benefit for 2004 includes recognition of $16 million of state carryforward benefits that we determined, based on improved operating results, are more likely than not to be realized in the future. These benefits had previously been reserved with a valuation allowance. The state income tax benefit for 2004 also includes a $9 million benefit to recognize a change in the average estimated state income tax rate which increases the net deferred state tax assets.

The export tax benefits for 2004 include $11 million related to prior years. As a consequence of improved cash flow during 2004, we filed amended tax returns and claimed additional export tax benefits related to prior years which we previously had forgone to avoid the associated tax payments on non-exempt export income by our foreign sales corporation.

During 2004, as a result of continued earnings improvement and improved outlook, we reassessed the treatment of our 2002 and 2003 foreign tax credits previously recognized as tax deductions and determined they could be used as full tax credits. The $25 million benefit from the more favorable treatment of these tax credits is included in the “differences in rates and taxability of foreign subsidiaries and joint ventures” in the above table.

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

Except for the U.K. group, we provide for the additional taxes that would be due upon the dividend distribution of the earnings of our foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. The unremitted earnings of the U.K. group are considered to be permanently reinvested and the determination of the deferred tax liability, if any, that might be due should those earnings be distributed is not practicable. Earnings before income taxes include, equity earnings of foreign joint ventures of $74 million, $48 million and $12 million for the years ended December 31, 2004, 2003 and 2002, respectively. These equity earnings are recorded net of foreign taxes. Additional U.S. income taxes of $20 million, $12 million and $3 million for the years ended December 31, 2004, 2003 and 2002, respectively, were provided on the distributed equity earnings and for the estimated additional U.S. taxes that will ultimately be due upon the distribution of the remaining unremitted foreign joint venture equity earnings. The American Jobs Creation Act of 2004 includes a special one-year 85-percent dividend deduction for qualifying dividends repatriated from foreign operations in 2005. We are studying the possible application of these rules to some foreign joint venture repatriations up to approximately $40 million that could potentially reduce our 2005 income tax provision by $5 million to $10 million.

Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets at December 31, are:

	2004	2003
	$ Millions
U.S. federal carryforward benefits:
Net operating losses, expiring 2022 and 2023	$38	$192
Foreign tax credits, expiring 2013 and 2014	38	—
Research tax credits, expiring 2012 to 2024	78	102
Minimum tax credits, no expiration	19	10
	173	304
U.S. state carryforward benefits	26	43
Foreign carryforward benefits	49	34
Employee benefit plans	212	213
Minimum pension liability	293	247
Product coverage and marketing expenses	169	121
Deferred research and development expenses	188	57
Other	60	77
Gross deferred tax assets	1,170	1,096
Valuation allowance	(39)	(43)
Deferred tax assets	1,131	1,053
Property, plant and equipment	(114)	(153)
Other	(57)	(57)
Deferred tax liabilities	(171)	(210)
Net deferred tax assets	$960	$843

A valuation allowance is recorded to reduce the gross deferred tax assets to an amount management believes is more likely than not to be realized. The valuation allowance decreased in 2004 by a net $4 million and increased in 2003 by a net $2 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

The deferred income tax balances are classified in the Consolidated Balance Sheets as follows:

	December 31,
	2004	2003
	$ Millions
Current assets	$301	$192
Long-term assets	689	663
Other long-term liabilities	(30)	(12)
	$960	$843

NOTE 10.   OTHER ACCRUED EXPENSES

Other accrued expenses included the following:

	December 31,
	2004	2003
	$ Millions
Accrued salaries and wages	$241	$141
Accrued retirement obligations	200	165
Income taxes payable	52	30
Other	256	207
Total other accrued expenses	$749	$543

NOTE 11.   LONG-TERM DEBT AND SHORT-TERM BORROWINGS

	December 31,
	2004	2003
	$ Millions
Short-term borrowings:
Loans payable	$62	$28
Current maturities of long-term debt	284	21
Total short-term borrowings	$346	$49

Loans payable consists primarily of notes payable to financial institutions. The weighted average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2004 and 2003 was 5.85 percent and 8.29 percent, respectively.

As of December 31, 2004, we had $530 million available for borrowings under our $650 million revolving credit facility and $114 million available for borrowings under our international short-term credit facilities. The amount of borrowings outstanding under our international short-term facilities at December 31, 2004, was $62 million.

	December 31,
	2004	2003
	$ Millions
Long-term debt:
Notes, 6.45%, due 2005	$225	$225
Notes, 8.68%, due 2008	81	90
Term loan, 6.92%, due 2008	85	—
Senior notes, 9.5%, due 2010	250	250
Debentures, 6.75%, due 2027	120	120
Debentures, 7.125%, due 2028	250	250
Junior convertible subordinated debentures, redeemable in 2006, mandatory redemption in 2031	300	300
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other (including terminated interest rate swaps)	34	18
	1,510	1,418
Unamortized discount	(47)	(47)
Capital leases	120	30
Total long-term debt	1,583	1,401
Less current maturities of long-term debt	(284)	(21)
Long-term debt	$1,299	$1,380

Principal payments required on long-term debt during the next five years are $284 million in 2005, $81 million in 2006, $70 million in 2007, $85 million in 2008 and $9 million in 2009.

In December 2004, we replaced our revolving credit facility that was set to expire in November 2005. The new facility provides for aggregate borrowings of up to $650 million on an unsecured basis and matures in December 2009. The new facility contains certain financial covenants similar to or more favorable than the financial covenants in the former revolving credit facility. Up to $200 million of the facility is available for total letters of credit; up to $60 million of the facility may be used for multi-currency borrowings or multi-currency letters of credit. Interest on the facility varies based upon the London interbank offered rate or the Alternate Base Rate plus a spread depending upon our credit rating. We are required to pay a quarterly facilities fee on the unused commitments under this facility based on our credit rating. The fee was 0.35% at December 31, 2004. As of December 31, 2004, we had $118 million in letters of credit outstanding against this facility. There were no outstanding borrowings under this facility at December 31, 2004.

In November 2002, we issued $250 million of unsecured 9.5% Senior Notes that mature in 2010. Proceeds from the issuance of approximately $244 million, net of debt issue costs, were used to repay amounts outstanding under our Sale of Receivables facility (see Note 5) and for general corporate purposes. Interest on the Notes is payable on June 1 and December 1 each year. We can redeem the Notes in whole or in part at any time after December 1, 2006, at a premium equal to 104.75% of par, declining to par in 2008, plus accrued interest. In connection with the 2002 Indenture, we agreed to file an exchange offer registration statement with the SEC and complete that offer no later than May 19, 2003. As a result of the delay in filing our 2002 Annual Report on Form 10-K with the SEC, we were unable to complete the exchange offer and became contractually obligated to pay an additional 0.25% per annum interest on the Notes issued under the Indenture. For each 90-day delay in the completion of the exchange offer, the interest rate on the notes increased by an additional 0.25% per annum up to a 1% maximum increase until such time as the exchange offer was completed. As of December 31, 2003, we were paying an additional 0.75% interest on the Notes. On February 24, 2004, the exchange offer registration statement was declared effective and on March 25, 2004, the exchange offer was completed, resetting the interest rate to its original 9.5%.

In November 2002, as a result of a covenant conflict with our former revolving credit facility, we elected to repay all of the outstanding 5.61% notes due in 2010 issued by our Employee Stock Ownership Plan trust. The aggregate redemption price for the notes was approximately $51 million, plus redemption premiums of $8 million and accrued interest of approximately $1 million. The $8 million redemption premium is classified in our Consolidated Statements of Earnings as “Loss on early retirement of debt.”

In December 2000, a consolidated Variable Interest Entity (a grantor trust wholly-owned by a financial institution) issued $99 million of 8.68% non-recourse notes with annual principal payments and a final payment due in April 2008. The consolidation of the VIE is discussed in Note 2. Interest payments are due on the notes quarterly. Principal and interest payments due on the notes coincide with the payments that are due to the grantor trust under our lease of ISX equipment from the grantor trust. Principal payments due over the next five years are included in the amounts above. Our lease is described in Note 18. The notes are secured by the assets of the grantor trust which include only the ISX equipment and the trust’s rights under the lease agreement with us.

In February 1998, we issued $765 million of debt securities under a $1 billion shelf registration statement. The issuance was comprised separately of $125 million 6.25% Notes, $225 million 6.45% Notes, $250 million 7.125% Debentures and $165 million 5.65% Debentures. All of the Notes and Debentures bear interest at the respective rates shown in the table above and interest on each series of Notes and Debentures is payable on March 1 and September 1 of each year. The Notes and Debentures are unsecured and are not subject to any sinking fund requirements. The $125 million 6.25% Notes were repaid in 2003. The 2005 Notes matured March 1, 2005 and were repaid on that date. We can redeem the 2028 Debentures and the 2098 Debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

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

Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to the $250 million 9.5% Senior Notes and our new revolving credit facility which will, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale/leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a maximum debt-to-EBITDA ratio and a minimum interest coverage ratio. As of December 31, 2004, we were in compliance with all of the covenants under our borrowing agreements.

As discussed in Note 2, our total debt includes $132 million (of which $22 million is included in “Loans Payable” in above table) as of December 31, 2004, related to the consolidation of four joint ventures under FIN 46R. Included in this amount is an $85 million term loan at CDC with a financial institution. The loan is due in annual installments, with a final payment due in 2008. Interest is payable semi-annually at a rate of 6.92 percent. The note is collateralized by substantially all of CDC’s inventory and fixed assets with a current book value of $31 million and $186 million, respectively, as of December 31, 2004.

As of December 31, 2004, commitments outstanding for letters of credit under our revolving credit facility and our international and other domestic facilities were $118 million and $28 million, respectively. Commitments outstanding related to performance bonds and other performance-related guarantees were $57 million as of December 31, 2004.

Junior Convertible Subordinated Debentures

In June 2001, Cummins Capital Trust I (the “Trust”), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7% convertible quarterly income preferred securities (“Preferred Securities”), to qualified institutional buyers for net proceeds of $291 million. The Preferred Securities represent an undivided beneficial ownership interest in the assets of the Trust. The total proceeds from the issuance of the Preferred Securities by the Trust were invested in $309 million aggregate principal amount of 7% convertible subordinated debentures (the “Debentures”) that we issued. The Debentures are the sole assets of the Trust. On July 1, 2003, we adopted SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This standard required financial instruments meeting certain criteria to be reported as liabilities that were previously classified as equity or between liabilities and equity in our Consolidated Balance Sheets. The adoption of SFAS 150 resulted in the classification of the Preferred Securities as a liability in our Consolidated Balance Sheets and the dividend payments on these securities as interest expense in our Consolidated Statements of Earnings. On December 31, 2003, we adopted the provisions of FIN 46R for the Trust (see Note 2) and deconsolidated the Trust as of December 31, 2003. As a result of the deconsolidation, we no longer report the Preferred Securities as an obligation in our Consolidated Financial Statements; rather, we now report the Debentures as an obligation, and have included the Debentures in “Long-term debt” in our Consolidated Balance

Sheets as of December 31, 2004 and 2003. The deconsolidation had no impact in 2003 on our Consolidated Statements of Earnings as there was no cumulative effect from this change. In 2004, we reported interest expense of $21 million associated with the Debentures and in 2003 we reported dividends on the Preferred Securities of $11 million and interest expense of $10 million.

Holders of the Preferred Securities are entitled to receive preferential cumulative cash dividends at an annual rate of 7% of the $50 per share liquidation value. In addition, we are accreting the difference between the liquidation amount and the original proceeds received as additional interest expense to the mandatory redemption date. The distribution rate and payment dates for the Preferred Securities correspond to the interest rate and payment dates for the Debentures. We may defer interest payments on the Debentures for a period not to exceed 20 consecutive quarters. If a deferral is made, the Trust will defer distributions on the Preferred Securities for a corresponding period but will continue to accrue for the distribution. We guarantee, on a subordinated basis, distributions and other payments due on the Preferred Securities, to the extent the Trust has available assets and subject to certain other restrictions (the “Guarantee”). The Guarantee, when taken together with our obligations under the Debentures, the indenture pursuant to which the Debentures were issued, and the obligations under the Trust Agreement, provides a full and unconditional guarantee of amounts due on the Preferred Securities.

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

NOTE 12.   PENSION AND OTHER POSTRETIREMENT BENEFITS

Change in Benefit Plan Measurement Date

Effective January 1, 2002, we changed the annual measurement date for our pension plans and postretirement benefit plans from September 30 to November 30. We made this change to more closely align the measurement date with our fiscal year end. As a result of this change, we recorded a favorable cumulative effect of a change in accounting principle of approximately $4 million, or $3 million on an after-tax basis. This amount is disclosed as a separate line item in the accompanying Consolidated Statements of Earnings. The change did not have a material impact on the amount of pension or postretirement expense recorded in 2002.

Pension Plans

We have several contributory and noncontributory pension plans covering substantially all employees. Generally, hourly employee pension benefits are earned based on years of service and compensation during active employment while future benefits for salaried employees are determined using a cash balance formula. The level of benefits and terms of vesting, however, may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities and fixed income securities. Cummins common stock was excluded from pension plan assets as of December 31, 2004. As of December 31, 2003, pension plan assets included Cummins common stock with a market value $132 million. It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding that may be deemed appropriate. We plan to contribute approximately $135 million to $140 million to our defined benefit pension plans in 2005.

On January 1, 2004, we merged 11 defined benefit plans into a single plan. The merger did not have a material impact to our results of operations and financial position or cash flows.

Other Postretirement Benefits

Our postretirement benefit plans provide various health care and life insurance benefits to eligible employees, who retire and satisfy certain age and service requirements, and their dependents. The plans are contributory and contain cost-sharing features such as deductibles, coinsurance and spousal contributions. Company contributions are limited by formulas in each plan. Retiree contributions for health care benefits are adjusted annually and we reserve the right to change benefits covered under these plans. There were no plan assets for the postretirement benefit plans as our policy is to fund benefits and expenses for these plans as claims and premiums are incurred.

The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s Consolidated Balance Sheets at December 31.

	Pension		Postretirement
	2004	2003	2004	2003
	$ Millions
Change in benefit obligations
Benefit obligation at beginning of year	$2,589	$2,227	$717	$644
Service cost	59	46	4	4
Interest cost	157	144	43	44
Plan participants’ contributions	10	8	—	4
Amendments	14	1	—	—
Actuarial losses	157	242	9	71
Benefits paid from fund	(172)	(164)	—	—
Benefits paid directly by Company	(8)	(5)	(61)	(55)
Exchange rate changes	65	87	—	—
Consolidation of VIEs	53	—	12	—
Medicare Part D impact	—	—	(28)	—
Other	4	3	(2)	5
Benefit obligations at end of year	$2,928	$2,589	$694	$717
Change in plan assets
Fair value of plan assets at beginning of year	$1,918	$1,581	$—	$—
Actual return on plan assets	244	317	—	—
Company contributions	127	113	—	—
Plan participants’ contributions	10	8	—	—
Benefits paid	(172)	(164)	—	—
Exchange rate changes	43	57	—	—
Consolidation of VIEs	38	—	—	—
Other	4	6	—	—
Fair value of plan assets at end of year	$2,212	$1,918	$—	$—
Reconciliation of Funded Status
Underfunded status	$(716)	$(671)	$(694)	$(717)
Unrecognized actuarial loss	940	842	67	99
Unrecognized net transition obligation	1	1	—	—
Company contributions after measurement date	3	—	—	—
Unrecognized prior service cost (credit)	42	44	(6)	(8)
Net amount recognized	$270	$216	$(633)	$(626)
Amounts recognized in Consolidated Balance Sheets
Prepaid benefit cost	$5	$13	$—	$—
Accrued benefit liability—current	(142)	(116)	(63)	(49)
Accrued benefit liability—long term	(466)	(452)	(570)	(577)
Intangible asset	47	73	—	—
Accumulated other comprehensive loss (minimum pension liability adjustment)	826	698	—	—
Net amount recognized	$270	$216	$(633)	$(626)

Included in the above table at December 31, 2004 and 2003, were underfunded pension plans with aggregate projected benefit obligations of $2,880 million and $2,544 million, respectively, and accumulated benefit obligations of $2,773 million and $2,441 million, respectively. The fair value of plan assets for these plans was $2,165 million and $1,864 million, respectively. A minimum pension liability adjustment is required when the actuarial present value of accumulated benefits exceeds plan assets and accrued pension liabilities. The minimum pension liability adjustment for 2004 and 2003 was $102 million and $64 million, respectively, and included charges to shareholder’s equity of $128 million ($88 million after tax) in 2004 and $74 million ($53 million after tax) in 2003. The 2004 and 2003 charges were partially offset by $13 million and $21 million, respectively, of foreign exchange effect. In addition, we recorded adjustments for joint ventures in 2004 and 2003 of ($10) million and $3 million, respectively.

Included in the above table at December 31, 2004 and 2003, were plans with aggregate accumulated benefit obligations of $2,813 million and $2,482 million, respectively.

The following table presents the net periodic pension and postretirement benefits expense under our plans for the years ended December 31:

	Pension			Postretirement
	2004	2003	2002	2004	2003	2002
	$ Millions
Service cost	$59	$46	$50	$4	$4	$6
Interest cost	157	144	145	43	44	49
Expected return on plan assets	(173)	(157)	(188)	—	—	—
Amortization of prior service cost (credit)	12	12	11	(2)	(1)	(2)
Amortization of actuarial losses	34	15	3	6	—	5
Other	—	1	—	—	—	—
Net periodic benefit expense	$89	$61	$21	$51	$47	$58

The table below presents various assumptions used in determining the benefit obligation for each year and reflects weighted average percentages for the various plans (Non-U.S. is primarily the United Kingdom):

	Pension				Postretirement
	2004		2003		2004	2003
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.75%	5.32%	6.25%	5.66%	5.76%	6.25%
Compensation increase rate	4.00%	3.75%	4.00%	3.75%	N/A	N/A

The table below presents various assumptions used in determining the net periodic cost and reflects weighted average percentages for the various plans (Non-U.S. is primarily the United Kingdom):

	Pension						Postretirement
	2004		2003		2002		2004	2003	2002
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	6.25%	5.66%	7.00%	5.91%	7.25%	6.34%	6.26%	7.00%	7.25%
Expected return on plan assets	8.50%	8.08%	8.50%	8.44%	10.00%	8.53%	N/A	N/A	N/A
Compensation increase rate	4.00%	3.74%	4.75%	3.40%	4.75%	3.39%	N/A	N/A	N/A

Our consolidated postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. Assumed health care trend rates have a significant effect on the amounts reported for the health care plans. For measurement purposes, a 10 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2004. The rate was assumed to decrease on a linear basis to 5 percent through 2009 and remain at that level thereafter. An increase in the health care cost trends of 1 percent would increase our accumulated postretirement benefit obligation by $44 million as of December 31, 2004, and the net periodic postretirement benefit expense for 2004 by $3 million. A decrease in the health care cost trends of 1 percent would decrease our accumulated postretirement benefit obligation by $38 million as of December 31, 2004, and the net periodic postretirement benefit expense for 2004 by $2 million.

The methodology used to determine the expected rate of return on the pension plan assets in the U.S. was based on a combination of two studies performed by independent consultants. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. The table below presents our pension plan asset allocation at December 31, 2004, 2003 and target allocation for 2005:

	Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2005	2004	2003
Equity securities	62.2%	68.3%	72.7%
Fixed income	29.8%	24.9%	27.0%
Real estate/Other	8.0%	6.8%	0.3%
Total	100.0%	100.0%	100.0%

The table below presents expected future benefit payments under our pension plans:

	2005	2006	2007	2008	2009	2010-2014
	$ Millions
Expected benefit payments—pensions	$197	$187	$190	$197	$200	$1,035
Expected benefit payments—postretirement	62	62	63	64	63	285

We also sponsor defined contribution plans for certain non-U.S. hourly and salaried employees. During 2004, 2003 and 2002, expenses incurred related to our contributions to these plans were $8 million, $8 million and $5 million, respectively.

NOTE 13.   CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

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

Our engine products are also subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. Recently, we met stringent new emissions standards that were set pursuant to a consent decree that we entered into with the EPA, the U.S. Department of Justice and the California Air Resources Board (CARB) in October 1998 along with other diesel engine manufacturers. Cummins achieved all on-highway requirements months ahead of the October 2002 date. Additionally, throughout the latter half of 2004, EPA and CARB issued certificates and executive orders indicating that we have met the requirements to pull forward the reduction of emissions levels for off-highway engines of 300 to 750 horsepower that become effective under the consent decree on January 1, 2005.

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

Under the amended and restated terms, our guarantee of any particular distributor financing is limited to the amount of the financing in excess of the distributor’s “borrowing base.” The “borrowing base” is equal to the amount that the distributor could borrow from the financial institution without our guarantee. Furthermore, if any distributor defaults under its financing arrangement with the financial institution, and the maturity of amounts owed under the agreement is accelerated, then we are required to purchase from the financial institution at amounts approximating fair market value certain property, inventory and rental generator sets manufactured by Cummins that are secured by the distributor’s financing agreement.

The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of December 31, 2004, we had $10 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $122 million.

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at December 31, 2004, was $11 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these other guarantees is $21 million at December 31, 2004.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs. At December 31, 2004, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $37 million. However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

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

We regularly evaluate the probability of having to incur costs associated with these indemnifications and accrue for expected losses that are probable. Because the indemnifications are not related to specified known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

NOTE 14.   SHAREHOLDERS’ EQUITY

Cash Dividends

Cash dividends of $0.30 per common share were declared and paid in each quarter of 2004, 2003 and 2002. Declaration and payment of dividends in the future depends upon our earnings and liquidity position, among other factors.

Treasury Stock

In a series of authorizations beginning in 1994, our Board of Directors authorized the purchase of up to 8 million shares of Cummins common stock in the open market. As of December 31, 2004, we had purchased approximately 5.5 million treasury shares under that authorization, with the last purchase occurring in 2000. Treasury stock activity for the three-year period ended December 31, 2004, consisting of shares issued and the respective amounts thereof is presented in the Consolidated Statements of Shareholders’ Equity.

Shareholders’ Rights Plan

We have a shareholders’ rights plan that was adopted in 1986. The rights plan provides that each share of Cummins common stock has associated with it a stock purchase right. The rights plan becomes operative when a person or entity acquires 15 percent of Cummins common stock or commences a tender offer to purchase 20 percent or more of Cummins common stock without the approval of our Board of Directors. In the event a person or entity acquires 15 percent of Cummins common stock, each right, except for the acquiring person’s rights, can be exercised to purchase $400 worth of common stock for $200. In addition, for a period of 10 days after such acquisition, our Board of Directors can exchange such right for a new right which permits the holders to purchase one share of Cummins common stock for $1. If a person or entity commences a tender offer to purchase 20 percent or more of Cummins common stock, unless the Board of Directors redeems the rights within 10 days of the event for a redemption price equal to $0.01 per whole right, each right can be exercised to purchase one share for $200. If the person or entity becomes an acquiring person, then the provisions noted above apply. The rights plan also allows holders of the rights to purchase shares of the acquiring person’s stock at a discount if we are acquired or 50 percent of our assets or earnings power are transferred to an acquiring person.

Employee Stock Ownership Plan

We have an Employee Stock Ownership Plan (ESOP) Trust that was established in 1989 for certain domestic salaried employees participating in our 401(k) Retirement and Savings Plan (RSP). The ESOP has a note payable to us which will be funded through future Company contributions to the Trust.

Our annual cash contributions during plan year 2004, 2003 and 2002 along with dividends received on unallocated shares of our common stock held by the ESOP and cash contributions from the Employee Benefit Trust were equal to the required principal and interest payments due under the ESOP notes and amounted to $8 million in 2004, $8 million in 2003 and $7 million in 2002. The primary sources of cash for the Employee Benefit Trust are dividends received on unallocated shares of our common stock held by the

Employee Benefit Trust and cash received from the ESOP. Dividends received on allocated ESOP shares are used to purchase shares of our common stock from the Employee Benefit Trust. Those shares are then allocated to the participant accounts. As the debt is repaid, shares are allocated to participants in proportion to their contributions to the RSP. Compensation expense is recorded as shares are allocated to plan participants each year and reduced by the common stock dividends received by the Trust. Unearned compensation is included in shareholders’ equity and represents compensation expense we will record in the future as the remaining shares are allocated to participants. All shares issued to the ESOP Trust are considered outstanding for purposes of computing earnings per share. Dividends on unallocated ESOP shares used to service a portion of the principal and interest due on the ESOP notes were $1 million in 2004, $1 million in 2003 and $1 million in 2002. Annual compensation expense for the ESOP was $3 million in 2004, $2 million in 2003 and $2 million in 2002. At December 31, 2004, the ESOP Trust held 598,352 shares allocated to participants, 648,379 unallocated shares and 44,678 committed to be released shares.

Employee Benefits Trust

In 1997, we established the Employee Benefits Trust funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. While the trust may be used to fund a number of these plans, the principal use, in addition to shares of our common stock held in the ESOP, is in funding matching contributions to employee accounts in the RSP made in proportion to employee contributions under terms of the RSP. We allocate shares to employee accounts as our matching contributions are made to the Trust. Contributions charged to earnings were $9 million in 2004, $8 million in 2003 and $6 million in 2002.

Accumulated Other Comprehensive Loss

	Foreign Currency Translation	Minimum Pension Liability	Unrealized Gain (loss) on Marketable Securities	Unrealized Gain (loss) on Derivatives	Accumulated Other Comprehensive Loss
	$ Millions
Balance, Dec. 31, 2001	$(181)	$(142)	$(1)	$(1)	$(325)
Net change	50	(257)	3	2	(202)
Balance, Dec. 31, 2002	(131)	(399)	2	1	(527)
Net change	66	(35)	3	1	35
Balance, Dec. 31, 2003	(65)	(434)	5	2	(492)
Net change	20	(65)	(4)	1	(48)
Balance, Dec. 31, 2004	$(45)	$(499)	$1	$3	$(540)

NOTE 15.   EARNINGS PER SHARE

We calculate basic earnings per share (EPS) of common stock by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if options or securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS. We exclude shares of common stock held by our Retirement Savings Plan in the Employee Benefits Trust (see Note 14) from the calculation of the weighted average common shares outstanding until those shares are distributed from the Trust. Following is a reconciliation of net earnings before cumulative effect of change in accounting principles and weighted-average common shares outstanding for purposes of calculating basic and diluted net earnings per share before cumulative effect of change in accounting principles for the years ended December 31:

	2004	2003	2002
	$ Millions, except per share amounts
Net earnings before cumulative effect of change in accounting principles for basic EPS	$350.4	$53.9	$79.7
Dilutive effect of preferred securities dividends, net of tax	13.0	—	—
Net earnings before cumulative effect of change in accounting principles for diluted EPS	$363.4	$53.9	$79.7
Weighted average common shares outstanding:
Basic	42.2	39.3	38.6
Dilutive effect of stock compensation awards	0.7	0.2	0.2
Dilutive effect of junior convertible subordinated debentures	6.3	—	—
Diluted	49.2	39.5	38.8
Earnings per share before cumulative effect of change in accounting principles:
Basic	$8.30	$1.37	$2.06
Diluted	7.39	1.36	2.06

The weighted-average diluted common shares outstanding for 2003 and 2002 exclude the effect of 6.3 million shares attributable to the conversion of our junior convertible subordinated debentures in 2003 and our Preferred Securities of Subsidiary Trust in 2002, because the effect was antidilutive.

The weighted-average diluted common shares outstanding for 2004, 2003 and 2002 excludes the effect of approximately 0.3 million, 3.5 million and 4.4 million common stock options, respectively, since such options have an exercise price in excess of the average market value of our common stock during those years.

NOTE 16.   DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

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

	2004		2003
	Notional Amount	Fair Value	Notional Amount	Fair Value
	$ Millions
Foreign currency:
Forward contracts	$326	$6	$268	$1
Commodity price:
Fixed price swap	—	—	2	1
	$326	$6	$270	$2

Foreign Currency Exchange Rate Risks

Due to our international business presence, we are exposed to foreign currency exchange risks. We transact business extensively in foreign currencies and, as a result, our earnings experience some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third party sales and purchases denominated in non-functional currencies. In April 2002, we began hedging our foreign currency exposure to variability in the functional currency equivalent cash flows associated with forecasted transactions. These forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and are recorded in the Consolidated Balance Sheets at fair value in “Other current assets” and “Other accrued expenses.” The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss.” When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. For the year ended December 31, 2004, $9 million of gain was reclassified from “Accumulated other comprehensive loss” to earnings. The amount of gain reclassified for the year ended December 31, 2003 was not material. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in “Other income, net” in current earnings during the period of change. As of December 31, 2004, $4 million of deferred gains were included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and are expected to be reclassified to earnings over the next twelve months. For the year ended December 31, 2004, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Our internal policy allows for managing anticipated foreign currency cash flow for up to one year. As of December 31, 2004, approximately 96 percent of the notional amount of the forward contracts shown in the table above were attributable to five currencies, the British Pound (57 percent), the Australian Dollar (23 percent), the Euro (5 percent), the Mexican Peso (8 percent) and the South Korean Won (3 percent). As of December 31, 2003, approximately 95 percent of the notional amount of the forward contracts shown in the table above were attributable to five currencies, the British Pound (39 percent), the Australian Dollar (34 percent), the Euro (9 percent), the Mexican Peso (11 percent) and the Japanese Yen (2 percent).

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

In November 2002, we terminated an interest rate swap relating to our 6.45% Notes that mature in 2005. The swap acted as a fair value hedge and converted $225 million notional amount from fixed rate debt into floating rate debt that matures in 2005. The termination of the swap resulted in a $12 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2004, 2003 and 2002 was $5 million, $5 million and $1 million, respectively. The remaining balance of the deferred gain is included in “Short-term borrowings” on our Consolidated Balance Sheets.

In March 2001, we terminated two fixed-to-floating interest rate swap agreements related to Cummins 6.25% Notes with principal amount of $125 million due in 2003 and 6.45% Notes with principal amount of $225 million due in 2005. The termination of these swaps resulted in a $9 million gain. The gain is being amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2004, 2003 and 2002 was $1 million, $2 million and $3 million, respectively. The remaining balance of the deferred gain is included in “Short-term borrowings” on our Consolidated Balance Sheets.

We have equity method investees whose financial results are not consolidated that have entered into floating-to-fixed interest rate swap agreements. The swaps have been designated and qualify as cash flow hedges under SFAS 133. We record our share of the gain or loss on these instruments in “Accumulated other comprehensive loss.” As of December 31, 2004, the gains and losses related to these swaps were not material.

Commodity Price Swaps

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into fixed price swaps with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The fixed price swaps are derivative contracts and are designated as cash flow hedges under SFAS 133 and are recorded in the Consolidated Balance Sheets at fair value in “Other current assets” and “Other accrued expenses.” The effective portion of the unrealized gain or loss is deferred and reported as a component of “Accumulated other comprehensive loss.” When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the hedge is recognized in “Other income, net” in current earnings in the period in which the ineffectiveness occurs. As of December 31, 2004 and 2003, unrealized gains related to commodity swaps were not material and $1 million, respectively.

Our internal policy allows for managing these cash flow hedges for up to three years. For the year ended December 31, 2004, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Fair Value of Financial Instruments

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total debt, including current maturities, at December 31, 2004, was approximately $1,984 million. The carrying value at that date was $1,645 million. At December 31, 2003, the fair and carrying values of total debt, including current maturities, were $1,548 million and $1,429 million, respectively. The carrying values of all other receivables and liabilities approximated fair values.

NOTE 17.   STOCK INCENTIVE AND STOCK OPTION PLANS

In September 2003, our shareholders approved the 2003 Stock Incentive Plan (The Plan). The Plan allows for the granting of up to 2.5 million stock based awards to executives and employees, of which one-half must be in the form of stock options. Awards available for grant under the plan include, but are not limited to, stock options, stock appreciation rights, performance shares, restricted stock and other stock awards. During 2004 and 2003, we granted 5,500 and 534,040 stock options, respectively, and 280,890 and 281,200 performance shares, respectively, under the Plan. Stock options are generally granted with a strike price equal to the fair market value of the stock on the date of grant, a life of 10 years and a two-year vesting period. The 2003 options granted had a vesting period of only 17 months since the grant date did not become final until the plan was approved by shareholders in September. Compensation expense recorded in 2004 and 2003 for these awards was $6 million and $2 million, respectively.

The performance shares are granted as target awards and are earned based on Cummins return on equity (ROE) performance. A payout factor has been established ranging from zero to 100 percent of the target award based on the actual ROE performance during the two-year period. Any shares earned are then restricted for one additional year. Employees leaving the Company prior to the end of the restriction period forfeit their shares. Compensation expense is recorded ratably over the period beginning on the grant date until the shares become unrestricted and is based on the amount of the award that is expected to be earned under the plan formula, adjusted each reporting period based on current information. The weighted average fair value of each performance share granted during 2004 and 2003 was $50.24 and $48.05, respectively. Compensation expense recorded in 2004 and 2003 for these awards was $10 million and $1 million, respectively.

We had a stock incentive plan, which expired on December 31, 2002, that provided for the issuance of stock appreciation rights and restricted stock and the granting of common stock options to officers and other eligible employees. Under the provisions of the plan, up to one percent of our outstanding shares of common stock at the end of each year was available for issuance each succeeding calendar year in which the plan was in effect. During 2002, we granted 285,300 common stock options, some of which were granted outside the plan at the discretion of the Compensation Committee of our Board of Directors.

Under the stock incentive plan, restricted common stock was awarded at no cost to certain employees. Participants are entitled to cash dividends and voting rights. Restrictions limit the sale or transfer of the shares during a four-year period. One-third of the shares are released after two years and 30 days and one-third of the shares issued are released each year thereafter 30 days following the anniversary grant date, provided the participant remains an employee. Upon issuance of stock pursuant to the awards, unearned compensation equivalent to the market price of the stock at the date of grant is charged to shareholders’ equity and amortized as compensation expense over the four-year restriction period. Restricted shares granted under these programs in 2002 were 6,200 shares. The weighted average fair value per share of shares granted during 2002 was $30.55. Compensation expense amortized under these programs was not material, $2 million and $7 million in 2004, 2003 and 2002, respectively.

The table below summarizes activity in our stock incentive and option plans for the three-year period ended December 31, 2004:

	Options	Weighted Average Exercise Price
Balance, December 31, 2001	5,576,260	$41.96
Granted	285,300	$33.22
Exercised	(242,925)	$37.52
Cancelled	(262,895)	$40.92
Balance, December 31, 2002	5,355,740	$41.75
Granted	534,040	$48.05
Exercised	(1,378,125)	$37.68
Cancelled	(18,280)	$49.77
Balance, December 31, 2003	4,493,375	$43.50
Granted	5,500	$53.84
Reinstated grants	36,050	$42.20
Exercised	(3,427,345)	$42.92
Cancelled	(87,590)	$44.52
Balance, December 31, 2004	1,019,990	$45.39
Exercisable, December 31, 2002	3,332,640	$44.27
Exercisable, December 31, 2003	3,792,535	$43.11
Exercisable, December 31, 2004	511,555	$42.75

The weighted average fair value of options granted during the last three years follows:

2002	$13.06
2003	$16.25
2004	$18.08

Our fair value calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

	2004	2003	2002
Expected life	7 years	7 years	10 years
Risk-free interest rate	3.8%	4.5%	4.9%
Volatility	41%	40%	41%
Dividend yield	3.2%	3.4%	3.0%

The table below summarizes stock option information at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$23.95 – 35.92	13,800	4.2	$30.58	13,800	$30.58
$35.93 – 53.89	920,075	6.5	$44.61	411,640	$40.36
$53.90 – 80.83	86,115	3.1	$56.15	86,115	$56.15
	1,019,990	6.2	$45.39	511,555	$42.75

NOTE 18.   LEASES

We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next ten years and contain renewal provisions. Rent expense under these leases approximated $79 million, $88 million and $87 million in 2004, 2003 and 2002, respectively.

Following is a summary of the future minimum lease payments under capital and operating leases, including leases under our Power Rent program discussed below, with terms of more than one year at December 31, 2004, together with the net present value of the minimum payments under capital leases:

	Capital Leases	Operating Leases
	$ Millions
2005	$28	$61
2006	49	54
2007	40	41
2008	10	37
2009	9	33
After 2009	6	106
Total minimum lease payments	$142	$332
Interest	(22)
Present value of net minimum lease payments	$120

In addition, we have subleased certain of the facilities under operating lease to third parties. The future minimum lease payments due from lessees under those arrangements are $1 million in 2005, $1 million in 2006, $1 million in 2007, $1 million in 2008, $1 million in 2009 and not material thereafter.

PowerRent Business

In 1999, our Power Generation Business entered into an ongoing leasing program in which it builds and sells power generation equipment inventory to a financial institution and leases the equipment and related components back under a three-month, noncancelable lease arrangement with subsequent renewals on a monthly basis up to a maximum of 36 months. The equipment was sold at cost and pursuant to lease accounting rules, the excess of the fair value of the equipment sold over its cost was recognized as prepaid rent and reflects the normal profit margin that would have been realized at the time of sale. The margins on the equipment sales were deferred and the leases recorded as operating leases. The prepaid rent was amortized ratably over the accounting lease term. Upon termination of the leases through a sale of the equipment to a third party, the previously deferred margins on the sale to the financial institution were recorded as income. We sublease the equipment to customers under short-term rental agreements with terms that vary based upon customer and geographic region. In June 2004, the master lease agreement associated with this arrangement was amended to allow deployment of the equipment in countries other than the U.S. The amendment required us to retain full residual risk on the equipment’s value at the end of the non-cancelable lease term. As a result of this amendment, the leases under this program were classified as capital leases. At the end of the non-cancelable lease term, we may either (1) extend the lease term for an additional period, (2) repurchase the equipment at the current guaranteed value, or (3) arrange for a sale of the equipment to a third party and pay the difference between the guaranteed value and the proceeds recovered from the sale.

During 2002 and 2003, we entered into new leases for portions of the equipment ($29 million in 2002 and $34 million in 2003) with a different lessor. The new leases had a minimum two-year non-cancelable lease term with monthly renewal options for the 2002 transaction and four six-month renewal options for the 2003 transaction. The deferred margin associated with the equipment that transferred to a new lessor remained unchanged, as there was not an ultimate sale to a third party. In December 2004, the master lease agreement associated with this program was amended to require us to repurchase the equipment at the end of the two-year non-cancelable lease terms. As a result of this amendment, the leases under this program are now classified as capital leases.

The financial impact of the amendments to these two leasing arrangements, which represents the substantial majority of the equipment under lease in our PowerRent program, caused us to increase our capital lease obligations by the present value of: (1) the remaining minimum lease payments, plus (2) any guaranteed residual or repurchase obligation at the time of amendment. In addition, we increased the amount of our property, plant and equipment by this same amount, reduced for the remaining deferred gains associated with the original sale-leaseback of the units discussed above. The equipment will be depreciated over its expected remaining useful life. The total amount added to our property, plant and equipment in 2004 from these two transactions was $104 million. The balance of the capital lease obligations related to these programs at December 31, 2004, was $103 million.

Future lease payments, including repurchase obligations, under each lease are included in the table above.

Sale and Leaseback Transactions

In 2001, we entered into a sale-leaseback agreement whereby we sold and leased back certain heavy-duty engine manufacturing equipment from a grantor trust wholly-owned by a financial institution. The lease was classified as an operating lease with a lease term of 11.5 years, expiring June 28, 2013, and includes an early buyout purchase option on January 14, 2009. The early buyout option can be exercised for approximately $35 million, or 28 percent of the equipment’s fair market value at the inception of the lease. If we do not exercise the option, we are obligated to purchase insurance that insures the equipment’s residual value. At the end of the lease term, we are obligated to pay the difference, if any, between the equipment’s guaranteed residual value and its fair market value. Rent expense under the lease agreement approximated $12 million each in 2003 and 2002.

The lease agreement includes certain default provisions requiring us to make timely rent payments, maintain, service, repair and insure the equipment, procure residual value insurance and maintain minimum debt ratings for our long-term senior unsecured debt obligations.

In December 2003, the grantor trust which acts as the lessor in the sale and leaseback transaction described above was consolidated due to the adoption of FIN 46. A description of the entity consolidated and the impact of adopting FIN 46 are described in Note 2. As a result of the consolidation, the manufacturing equipment and the trust’s obligations under its non-recourse debt arrangement are included in our Consolidated Balance Sheets as property, plant and equipment and long-term debt, respectively. The non-recourse debt arrangement is more fully discussed in Note 11. In addition, our Consolidated Statements of Earnings includes interest expense on the lessor’s debt obligations and depreciation expense on the manufacturing equipment rather than rent expense under the lease agreement. The amount of interest expense and depreciation expense was $7 million and $11 million in 2004, respectively.

NOTE 19.   RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES AND (CREDITS)

Through the end of 2002, we continued a restructuring program initiated in 1998 to improve our cost structure. The charges related to this program included staffing reorganizations and reductions in various business segments, asset impairment write-downs for manufacturing equipment, facility closure and consolidation costs, dissolution costs and restructuring actions related to joint venture operations, cancellation of a new engine development program and exit costs related to several small business operations. As of December 31, 2003, all activities associated with our restructuring programs were complete.

A detailed discussion of the 2002 restructuring charge accompanied by a schedule that presents, by major cost component, activity related to the 2002 restructuring charge, including adjustments to the original charge, follow:

	Workforce Reduction	Asset Impairment	Facility Consolidation and Exit Costs	Total
	$ Millions
Total restructuring charged to expense	$11	$3	$2	$16
Cash payments	(9)	—	(1)	(10)
Non-cash charges	—	(3)	—	(3)
Reversal of restructuring accruals	(1)	—	—	(1)
Balance at December 31, 2002	1	—	1	2
Cash payments	(1)	—	(1)	(2)
Balance at December 31, 2003	$—	$—	$—	$—

In the second quarter of 2002, as a result of continued weak market conditions, we recorded a restructuring charge of $16 million. Of this charge, $5 million was associated with the Engine Business, $4 million with Power Generation, $3 million with Filtration and Other and $4 million with the International Distributor Business. For the year, this charge was more than offset by an $8 million reversal of excess 2000 restructuring reserves, a $12 million reversal of excess 2001 restructuring reserves, a $1 million reversal of excess 2002 restructuring reserves and a recovery of $3 million from a non-recurring charge originally taken in 2000. The reversal of excess accruals in the second and fourth quarters of 2002 was primarily a result of 2001 and 2000 restructuring actions that were realigned or cancelled. For 2002, the net impact of all of the aforementioned restructuring activities resulted in a net $8 million credit.

The 2002 charges included severance costs and benefit costs of terminating approximately 220 salaried and 350 hourly employees and were based on amounts pursuant to established benefit programs or statutory requirements of the affected operations. These actions reflect overall reductions in staffing levels due to closing operations and moving production to locations with available capacity. Under this program, approximately 210 salaried and 350 hourly employees were separated or terminated under this plan. The asset impairment charge related to equipment that was made available for disposal. The carrying value of the equipment and the effect of suspending depreciation on the equipment were not significant. The demographics of the workforce that was terminated differed from original expectations. As such, costs were $1 million lower than the original estimates and the amount was reversed to income in the fourth quarter of 2002.

NOTE 20.   OTHER INCOME, NET

The major components of other income, net included in the Consolidated Statements of Earnings at December 31, are shown below:

	2004	2003	2002
	$ Millions
Operating (income)expense:
Amortization of other intangibles	$5	$3	$2
Foreign currency (gains)losses	(1)	(1)	14
Loss on sale of fixed assets	11	4	—
Write-down of equity investment	7	—	—
Gain on sale of businesses and distributors	—	—	(3)
Royalty income	(11)	(3)	(1)
Other	(4)	(6)	(6)
Total operating (income) expense, net	7	(3)	6
Non-Operating (income) expense:
Interest income	(12)	(13)	(11)
Rental income	(2)	(2)	(4)
Bank charges	11	9	5
(Gain) loss on available for sale securities	(5)	(3)	4
Non-operating partnership costs	—	—	3
Technology income from JV partners	(9)	(4)	(7)
Other, net	—	(2)	(5)
Total non-operating income, net	(17)	(15)	(15)
Total other income, net	$(10)	$(18)	$(9)

NOTE 21.   OPERATING SEGMENTS

SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” set standards for reporting information regarding operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Cummins chief operating decision-maker (CODM) is the Chief Executive Officer.

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

We use Segment EBIT (defined as earnings (loss) before interest, loss on early retirement of debt, taxes, minority interests, preferred dividends and cumulative effect of change in accounting principles) and return on average net assets (excluding debt, taxes and minimum pension liability adjustment) as the primary bases for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

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

Prior to January 1, 2004, intersegment transactions between the Engine segment and the Power Generation segment and between the Filtration and Other segment and the Engine segment were reported at cost and no sale reported by the transferor segment. Beginning January 1, 2004, this inter-segment activity is reflected in the sales and unit shipments of the transferor segments at a market based transfer price discounted for certain items; further, certain intersegment cost allocations to the transferor segments have been eliminated. In addition, certain engines made by the Engine segment and sold to International Distributors through Power Generation were previously recorded as a sale to Power Generation; however under the new methodology Power Generation records a sales commission. We believe the methodology change allows our segment management to focus on those pricing decisions and cost structuring actions that are within their control. As a result of the change in methodology in the twelve months ended December 31, 2004, sales in the Engine segment increased $502 million, sales in the Power Generation segment decreased $44 million, sales in the Filtration and Other segment increased $205 million and eliminations increased by $663 million. The impact on segment EBIT was immaterial for each segment. Segment results for 2003 and 2002 were not restated to reflect the change to market-based transfer pricing as it was impracticable to do so.

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

	Engine	Power Generation	Filtration and Other	International Distributor	Eliminations	Total
	$ Millions
2004
Net sales	$5,500	$1,877	$1,484	$856	$(1,279)	$8,438
Depreciation and amortization	199	35	32	6	—	272
Equity, royalty and other income from investees	87	13	9	2	—	111
Segment EBIT	341	69	84	51	—	545
Net assets	1,492	720	788	168	—	3,168
Investment in and advances to equity investees	224	29	19	14	—	286
Capital expenditures	73	35	38	5	—	151
2003
Net sales	$3,631	$1,329	$1,056	$669	$(389)	$6,296
Depreciation and amortization	134	53	31	5	—	223
Equity, royalty and other income from investees	53	7	7	3	—	70
Segment EBIT	70	(15)	86	40	—	181
Net assets	1,061	499	644	180	—	2,384
Investment in and advances to equity investees	246	66	16	11	—	339
Capital expenditures	53	31	20	7	—	111
2002
Net sales	$3,435	$1,226	$951	$574	$(333)	$5,853
Depreciation and amortization	134	48	32	5	—	219
Equity, royalty and other income from investees	12	2	6	2	—	22
Restructuring, asset impairment, debt retirement and other	(12)	—	—	4	—	(8)
Segment EBIT	49	(25)	94	29	—	147
Net assets	909	522	645	168	—	2,244
Investment in and advances to equity investees	186	55	13	10	—	264
Capital expenditures	47	24	14	5	—	90

A reconciliation of our segment information to the corresponding amounts in the Consolidated Financial Statements is shown in the table below:

	2004	2003	2002
	$ Millions
Segment EBIT	$545	$181	$147
Less:
Interest expense	113	90	61
Loss on early retirement of debt	—	—	8
Provision (benefit) for income taxes	56	12	(38)
Minority interest in earnings of consolidated subsidiaries	26	14	16
Dividends on preferred securities of subsidiary trust	—	11	21
Cumulative effect of change in accounting principles, net of tax	—	4	(3)
Net earnings	$350	$50	$82

	2004	2003	2002
	$ Millions
Net assets for operating segments	$3,168	$2,384	$2,244
Liabilities deducted in arriving at net assets	3,168	2,559	2,402
Minimum pension liability excluded from net assets	(826)	(698)	(624)
Deferred tax assets not allocated to segments	990	855	790
Debt-related costs not allocated to segments	27	26	25
Total assets	$6,527	$5,126	$4,837

The table below presents certain segment information by geographic area. Net sales attributed to geographic areas are based on the location of the customer.

	2004	2003	2002
	$ Millions
Net sales
United States	$4,363	$3,356	$3,202
United Kingdom	395	314	310
Canada	549	292	283
Other foreign countries	3,131	2,334	2,058
Total net sales	$8,438	$6,296	$5,853
Long-lived assets
United States	$1,472	$1,300	$1,216
United Kingdom	238	231	229
Other foreign countries	407	366	331
Total long-lived assets	$2,117	$1,897	$1,776

Our largest customer is DaimlerChrysler. Worldwide sales to this customer were $1.1 billion in 2004, $1.0 billion in 2003 and $0.8 billion in 2002, representing 13 percent, 15 percent and 14 percent, respectively, of consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

SELECTED QUARTERLY FINANCIAL DATA

UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2004
	$ Millions, except per share amounts
Net sales	$1,771	$2,124	$2,194	$2,349
Gross margin	345	428	434	473
Net earnings(a)	33	82	116	119
Net earnings per share—basic	$0.81	$1.97	$2.71	$2.73
Net earnings per share—diluted	$0.76	$1.76	$2.40	$2.41
Dividends per share	$0.30	$0.30	$0.30	$0.30
Stock price per share
High	$56.30	$65.95	$72.87	$84.42
Low	$48.70	$54.40	$59.23	$66.25

	2003
Net sales	$1,387	$1,539	$1,634	$1,736
Gross margin	218	276	293	336
Earnings (loss) before cumulative effect of change in accounting principles(b)	(31)	14	24	47
Cumulative effect of change in accounting principles, net of tax(c)	—	—	—	(4)
Net earnings (loss)(b)	(31)	14	24	43

Earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of change in accounting principles	$(0.79)	$0.34	$0.62	$1.17
Cumulative effect of change in accounting principles, net of tax	—	—	—	(.09)
Net earnings (loss)	$(0.79)	$0.34	$0.62	$1.08
Diluted
Earnings (loss) before cumulative effect of change in accounting principles	$(0.79)	$0.34	$0.60	$1.07
Cumulative effect of change in accounting principles, net of tax	—	—	—	(.07)
Net earnings (loss)	$(0.79)	$0.34	$0.60	$1.00
Dividends per share	$0.30	$0.30	$0.30	$0.30
Stock price per share
High	$29.50	$41.67	$49.96	$52.30
Low	$22.21	$24.60	$35.60	$43.80

(a)           The 2004 quarterly tax provisions are $14 million, $34 million, $(4) million and $12 million for the first, second, third and fourth quarters, respectively. These provisions represent 28%, 28%, (3)% and 8% of earnings before taxes for the first, second, third and fourth quarters, respectively. The decline in the tax provision in the second half of the year includes recognition of tax benefits related to prior years which were reassessed as realizable as a result of continued earnings and cash flow improvement during 2004. See Note 9 for additional information on the nonrecurring tax benefits in the 2004 provision.

(b)          The first quarter of 2003 includes a charge of $3 million, net of tax, for a prior period adjustment related to certain isolated matters that were treated incorrectly in the restatement of our pre-2002 Consolidated Financial Statements.

(c)           The fourth quarter of 2003 includes a charge of $4 million, net of tax, to reflect a change in accounting principle related to the adoption of FIN 46. This charge is more fully discussed in Note 2.

At December 31, 2004, there were approximately 3,981 holders of record of the Company’s $2.50 par value common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ JEAN S. BLACKWELL	By:	/s/ MARSHA L. HUNT
	Jean S. Blackwell		Marsha L. Hunt
	Vice President—Chief Financial Officer and Chief of Staff (Principal Financial Officer)		Vice President—Corporate Controller (Principal Accounting Officer)
Date: March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
*	Director and Chairman and Chief Executive Officer (Principal Executive Officer)	March 15, 2005
Theodore M. Solso
*	Director	March 15, 2005
Robert J. Darnall
*	Director	March 15, 2005
John M. Deutch
*	Director	March 15, 2005
Carl Ware
*	Director	March 15, 2005
Alexis M. Herman
*	Director	March 15, 2005
William I. Miller
*	Director	March 15, 2005
William D. Ruckelshaus
*	Director	March 15, 2005
Georgia R. Nelson
*	Director	March 15, 2005
J. Lawrence Wilson

By:	/s/ JEAN S. BLACKWELL
Jean S. Blackwell
Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3	(a)

Restated Articles of Incorporation of Cummins Inc., as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 25, 2001, by reference to Quarterly Report on Form 10-Q for the quarter ended April 3, 1994, by reference to Quarterly Report on Form 10-Q for the quarter ended October 1, 1989 and by reference to Form 8-K dated July 26, 1990).

3	(b)	By-laws of Cummins Inc., as amended and restated effective as of October 8, 2002 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003).
4	(a)

Credit Agreement, dated December 1, 2004, among Cummins Inc., Cummins Engine Co. Ltd., Cummins Power Generation Ltd. and Newage International Limited, as Borrowers, and JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, Citicorp USA, Inc., as Syndication Agent, and Bank of America, N.A., The Bank of Nova Scotia and The Royal Bank of Scotland plc., as Co-Documentation Agents  (filed herewith).

4	(b)

Guarantee and Security Agreement dated as of November 5, 2002 between Cummins, Inc., the Subsidiary Guarantors party thereto and JPMorgan Chase Bank as Collateral Agent Agents (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003).

4	(c)

Rights Agreement, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1989, by reference to Form 8-K dated July 26, 1990, by reference to Form 8 dated November 6, 1990, by reference to Form 8-A/A dated November 1, 1993, by reference to Form 8-A/A dated January 12, 1994 and by reference to Form 8-A/A dated July 15, 1996).

4	(d)

Indenture between Cummins Inc. and BNY Midwest Trust Company, as Trustee, dated as of June 18, 2001, in connection with 7% Junior Subordinated Convertible Debentures Due June 15, 2031 (incorporated by reference to Quarterly Report Form 10-Q for the quarter ended June 24, 2001).

4	(e)

Amended and Restated Trust Agreement among Cummins Inc. as Depositor, BNY Midwest Trust Company as Property Trustee, The Bank of New York (Delaware) as Delaware Trustee, and The Administrative Trustees Named Therein, Dated as of June 18, 2001 (incorporated by reference to Quarterly Report Form 10-Q for the quarter ended June 24, 2001).

4	(f)

Guarantee Agreement between Cummins Inc. and BNY Midwest Trust Company Relating to the Preferred Securities of Cummins Capital Trust I, Dated as of June 18, 2001 (incorporated by reference to Quarterly Report Form 10-Q for the quarter ended June 24, 2001).

4	(g)

Indenture Agreement between Cummins Inc., as Issuer and BNY Midwest Trust company, as Trustee, Registrar and Paying Agent dated November 20, 2002 for issuance of 9 1/2% Senior Notes due 2010 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003).

10	(a)	2003 Stock Incentive Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).
10	(a)	Target Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).

10	(b)	Deferred Compensation Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10	(c)	Key Employee Stock Investment Plan, as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10	(d)	Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10	(e)	Financial Counseling Program (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10	(f)	1986 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1986, Exhibit 10(g)).
10	(g)	Deferred Compensation Plan for Non-Employee Directors, as amended, effective as of April 15, 1994 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10	(h)	Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10	(i)	Excess Benefit Retirement Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10	(j)	Employee Stock Purchase Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998).
10	(k)	Retirement Plan for Non-Employee Directors of Cummins Inc., as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10	(l)	Three Year Performance Plan, as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10	(m)	1992 Stock Incentive Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(s)).
10	(n)	Restricted Stock Plan for Non-Employee Directors, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10	(o)	Executive Retention Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(u)).
10	(p)	Senior Executive Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10	(q)	Senior Executive Three Year Performance Plan, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of PricewaterhouseCoopers LLP (filed herewith).
24		Powers of Attorney (filed herewith).
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).