Form 10-K/A
period 2004-12-31
CUMMINS INC
filed 2005-03-28
CIK 26172

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

As of February 27, 2004, there were 46,324,016 shares of $2.50 par value per share common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

Explanatory Note

We are filing this amendment to include the financial statements of Dongfeng Cummins Engine Company Limited, a 50% owned unconsolidated subsidiary, which are required to be filed under Regulation S-X by March 31, 2005. The financial statements were excluded from the annual report to shareholders by Rule 14a-3(b).

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)               The following documents are filed as part of this report:

(1)                                  Financial Statements

•                  Management’s Report to Shareholders*

•                  Report of Independent Registered Public Accounting Firm*

•                  Consolidated Statements of Earnings*

•                  Consolidated Balance Sheets*

•                  Consolidated Statements of Cash Flows*

•                  Consolidated Statements of Shareholders’ Equity*

•                  Notes to Consolidated Financial Statements*

•                  Selected Quarterly Financial Data*

Financial Statement Schedules

•                  Financial Statements of Dongfeng Cummins Engine Company Limited (financial statements required by Regulation S-X to be filed by March 31, 2005, which are excluded from the annual report to shareholders by Rule 14a-3(b))

•                  Report of Independent Auditors

•                  Statements of Operations

•                  Balance Sheets

•                  Statements of Cash Flows

•                  Statements of Shareholders’ Equity

•                  Notes to the Financial Statements

* Previously filed

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

(c)            Exhibit 23.1 Consent of Independent Auditor (filed herewith).

Exhibit 31(a). Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 31(b). Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Exhibit 32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

FINANCIAL STATEMENT SCHEDULES

Financial Statements of Dongfeng Cummins Engine Company Limited

(Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

DONGFENG CUMMINS ENGINE COMPANY LIMITED

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

19th Floor, Metropolitan Tower
68 Zou Rong Lu, Yuzhong Qu
Chongqing 400010
People’s Republic of China
Telephone +86 (23) 6374 0008
Facsimile +86 (23) 6374 0990

Report of Independent Auditors

To the Board of Directors and Shareholders of Dongfeng Cummins Engine Company Limited

We have audited the accompanying balance sheets of Dongfeng Cummins Engine Company Limited (the “Company”) as of December 31, 2004 and 2003, and the related statements of operations, of cash flows and of shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dongfeng Cummins Engine Company Limited at December 31, 2004 and 2003, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying statements of operations, of cash flows and of shareholders’ equity of Dongfeng Cummins Engine Company Limited for the year ended December 31, 2002 were not audited by us in accordance with auditing standards generally accepted in the United States of America , and, accordingly, we do not express an opinion on them.

PricewaterhouseCoopers Zhong Tian Certified Public Accountants Ltd. Co.

Chongqing Branch

Chongqing, People’s Republic of China

March 7, 2005

DONGFENG CUMMINS ENGINE COMPANY LIMITED

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

IN RENMINBI

	2004	2003	Unaudited 2002

Net sales (includes sales to related parties of RMB4,025,032,342, RMB2,439,944,635 and RMB470,250,900, respectively)	4,779,263,602	2,616,270,513	841,939,907

Cost of sales (note 3)	(3,793,143,024)	(2,065,177,230)	(690,803,356)

Gross profit	986,120,578	551,093,283	151,136,551

Selling expenses	(87,299,525)	(48,861,867)	(28,680,389)
General and administrative expenses	(82,966,313)	(63,586,931)	(36,460,068)
Interest income	3,140,044	1,109,217	899,826
Interest expense	—	(183,972)	(908,462)
Other (expenses) income, net	(4,186,118)	1,215,470	(1,244,482)

Income before income tax	814,808,666	440,785,200	84,742,976

Income tax (expense) benefit (note 10)	(69,161,083)	6,138,983	—

Net income	745,647,583	446,924,183	84,742,976

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

BALANCE SHEETS

AS AT DECEMBER 31, 2004 AND 2003

IN RENMINBI

	2004	2003

ASSETS

Current assets:
Cash and cash equivalents	213,682,234	96,820,069
Trade receivable, net	52,863,007	45,346,917
Amounts due from related parties (note 3)	792,865,311	428,748,632
Notes receivable (note 4)	369,157,994	204,523,049
Inventories (note 5)	635,474,360	354,735,252
Prepayment	8,286,854	163,249
Deferred income tax (note 10)	16,605,385	4,974,530
Other current assets	1,940,759	5,230,713

Total current assets	2,090,875,904	1,140,542,411

Property, plant and equipment, net (note 6)	662,965,154	605,459,692
Intangible assets, net (note 7)	24,409,929	24,401,277
Deferred income tax (note 10)	23,673,826	28,751,437

Total assets	2,801,924,813	1,799,154,817

DONGFENG CUMMINS ENGINE COMPANY LIMITED

BALANCE SHEETS

AS AT DECEMBER 31, 2004 AND 2003

IN RENMINBI

	2004	2003

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	699,414,414	353,311,716
Amounts due to related parties (note 3)	373,176,056	157,285,293
Accrued product coverage	74,734,593	20,812,031
Other accrued expenses	38,910,003	12,582,523
Reserve for staff retrenchment (note 11)	935,693	1,064,119
Other current liabilities (note 8)	64,506,794	35,019,328

Total current liabilities	1,251,677,553	580,075,010

Long-term liabilities:
Reserve for staff retrenchment (note 11)	3,575,227	4,714,325
Other long-term liabilities (note 9)	2,901,616	2,901,616

Total long-term liabilities	6,476,843	7,615,941

Total liabilities	1,258,154,396	587,690,951

Equity:
Paid in capital (note 13)	751,483,660	751,483,660
Capital surplus (note 14)	3,132,199	3,132,199
Surplus reserves (note 15)	26,345,295	8,756,315
Retained earnings	762,809,263	448,091,692

Total equity	1,543,770,417	1,211,463,866

Total liabilities and equity	2,801,924,813	1,799,154,817

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

IN RENMINBI

	2004	2003	Unaudited 2002

Cash flows from operating activities:

Net income	745,647,583	446,924,183	84,742,976

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	72,836,833	68,901,168	20,719,920
Provision for obsolete inventories and doubtful debts	30,552,290	4,372,829	(123,437)
Loss on disposal of property, plant and equipment	808,032	2,338,388	255,977
Changes in assets and liabilities:
Inventories	(311,577,351)	(231,985,821)	(1,509,657)
Receivables	(535,981,761)	(593,459,496)	5,066,304
Accounts payable	533,682,298	404,868,479	21,820,872
Others	97,083,089	27,543,149	(2,382,185)
Net cash provided by operating activities	633,051,013	129,502,879	128,590,770

Cash flows from investing activities:

Proceeds from sale of property, plant and equipment	2,077,908	1,060,805	—
Purchases of property, plant and equipment	(104,925,724)	(59,418,105)	(75,893,746)
Net cash used in investing activities	(102,847,816)	(58,357,300)	(75,893,746)

Cash flows from financing activities:

Proceeds from borrowings	—	—	10,000,000
Repayment of bank loans	—	(10,000,000)	(28,968,100)
Distribution of profits	(413,341,032)	(48,451,605)	—
Net cash used in financing activities	(413,341,032)	(58,451,605)	(18,968,100)

Net change in cash and cash equivalents	116,862,165	12,693,974	33,728,924
Cash and cash equivalents at beginning of year	96,820,069	84,126,095	50,397,171

Cash and cash equivalents at end of year	213,682,234	96,820,069	84,126,095

Cash payment for interest during the year	—	183,972	908,462

Cash payment for income tax during the year	43,969,703	—	—

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

IN RENMINBI

	Paid-in Capital	Capital Surplus	Surplus Reserves	Retained Earnings	Total
	RMB	RMB	RMB	RMB	RMB

Balance at January 1, 2002 (unaudited)	414,198,250	3,040,934	—	(26,367,547)	390,871,637

Net profit for the year	—	—	—	84,742,976	84,742,976

Balances at December 31, 2002 (unaudited)	414,198,250	3,040,934	—	58,375,429	475,614,613

Capital injection during the year	337,285,410	—	—	—	337,285,410
Non-cash assets donation received	—	91,265	—	—	91,265
Net profit for the year	—	—	—	446,924,183	446,924,183
Appropriation to surplus reserves	—	—	8,756,315	(8,756,315)	—
Profit distribution to owners	—	—	—	(48,451,605)	(48,451,605)

Balance at December 31, 2003	751,483,660	3,132,199	8,756,315	448,091,692	1,211,463,866

Net profit for the year	—	—	—	745,647,583	745,647,583
Appropriation to surplus reserves (note 15)	—	—	17,588,980	(17,588,980)	—
Profit distribution to owners (note 15)	—	—	—	(413,341,032)	(413,341,032)

Balance at December 31, 2004	751,483,660	3,132,199	26,345,295	762,809,263	1,543,770,417

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

NOTES TO THE FINANCIAL STATEMENTS

1.                                      Organization and principal activities

Dongfeng Cummins Engine Company Limited (the “Company”) is a sino-foreign equity joint venture amongst Cummins Engine Company, Inc. (“Cummins USA”), Cummins (China) Investment Co., Ltd. (“CCI”) and Dongfeng Automobile Co., Ltd. (“Dongfeng Auto”) established under the relevant laws and regulations of the People’s Republic of China (“PRC”).

The Company, which was established on May 14, 1996, is engaged in the manufacture and sale of diesel engines, related parts and the provision of after-sale services.

On February 22, 2003, Dongfeng Auto, Cummins USA and CCI reached an agreement, namely “Agreement to increase the Company’s paid-in capital, change the Company’s shareholdings and to revise joint venture contract and Articles of Association”, to increase the Company’s paid-in capital. According to the approved revised joint venture contract and the Articles of Association, Dongfeng Auto contributed certain fixed assets and construction in progress of its Diesel Engine Branch while Cummins USA contributed cash and certain fixed assets and construction in progress of its subsidiary, Cummins (Xiangfan) Machining Co., Ltd. Subsequent to the capital increase, Cummins USA, CCI and Dongfeng Auto hold 40%, 10% and 50%, respectively, of the paid-in capital of the Company.

The joint venture has a term of 35 years from the date of establishment and may be extended subject to the unanimous approval of the Board of Directors and the approval of the relevant authorities.

2.                                      Summary of significant accounting policies

Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts in 2003 have been reclassified to conform with the 2004 presentation.

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

Comparative figures

The financial statements for the year ended December 31, 2002 are unaudited. Those unaudited financial statements include all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations and cash flows for the years presented.

Revenue recognition

The Company recognizes revenues on the sale of products, net of estimated costs of returns, allowances and sales incentives, when products are shipped to customers and title and risk of ownership transfers.

Foreign currency translation

The Company’s financial records are maintained in Renminbi (“RMB”), the functional currency. Transactions in foreign currencies are translated into Renminbi at the exchange rates prevailing at the transaction dates. Monetary assets and liabilities expressed in foreign currencies at the balance sheet date are translated into Renminbi at the exchange rates at the balance sheet date. Exchange differences arising in these cases are recorded in the Statement of Operations.

Income tax accounting

The Company accounts for enterprise and local income taxes using the tax payable method. Tax expense is recognized based on current period taxable income and tax rates.

The Company determines the deferred tax provision using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company also recognizes future tax benefits associated with tax loss and credit carry forwards as deferred tax assets. Deferred tax assets are reduced by a valuation allowance to the extent there is uncertainty as to their ultimate realization. The Company measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to be settled or recovered.

Cash equivalents

All financial instruments purchased with original maturities of three months or less are considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. Inventory cost calculated on the weighted average basis comprises materials, direct labor and the manufacturing overhead expenditures. Allowances are established to reduce cost of excess and obsolete inventories to their estimated net realizable value.

Property, plant and equipment

Property, plant and equipment are recorded at costs. Property, plant and equipment are depreciated at rates sufficient to write off their costs over their estimated useful lives on a straight-line basis, taking into account their residual value which is estimated at 10% of cost. The applicable useful lives of property, plant and equipment are as follows:

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

No interest cost was capitalized in 2004 (2003 and 2002: nil).

Impairment of long-lived assets

The Company evaluates the long-lived assets for impairment when events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on management’s estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value.

Intangible assets

Intangible assets with finite useful lives are subject to amortization. Intangible assets are presented at cost and are amortized on the straight-line basis over their estimated useful lives. The applicable useful lives are as follows:

Years

Land occupancy rights	35
Proprietary technology	7
Software	5

Operating leases

Payments made under operating leases are expensed on a straight-line basis over the period of the leases.

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

Below is the summary of the activity in the product coverage liability account for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	Unaudited 2002
	RMB	RMB	RMB

Beginning balance	20,812,031	1,332,790	3,836,916
Provision for warranties issued	104,788,040	38,443,586	4,965,717
Payments	(50,865,478)	(18,964,345)	(7,469,843)

Ending balance	74,734,593	20,812,031	1,332,790

Allowance for doubtful accounts

The Company provides an allowance for doubtful accounts based on collection experience and an analysis of accounts receivable in light of the current economic environment. In addition, when necessary, the Company provides for the full amount of specific accounts deemed to be uncollectable. The activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 was as follows:

	2004	2003	Unaudited 2002
	RMB	RMB	RMB

Beginning balance	569,283	77,166	200,603
Provision	73,447	943,302	—
Write-offs	—	(451,185)	(123,437)
Recovery	(359,400)	—	—

Ending balance	283,330	569,283	77,166

Research and development expenses

Research and development expenses are charged to operations as incurred. For the year ended December 31, 2004, the Company incurred research and development costs amounting to RMB7,770,672 (2003: RMB4,274,654; 2002: RMB1,424,403).

Shipping and handling

Shipping and handling costs are included in selling expenses. For the year ended December 31, 2004, the Company incurred shipping and handling costs amounting to RMB13,873,150 (2003: RMB7,537,492; 2002: RMB1,713,214).

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

The following table lists the major related parties and their relationship with the Company:

Name of related parties	Relationship with the Company

Cummins USA	Owner
CCI	Owner
Dongfeng Auto	Owner
Dongfeng Motor Co., Ltd. (“Dongfeng Motor”)	Parent company of Dongfeng Auto
Darlington Engine Co., Ltd. (“Darlington UK”)	Subsidiary of Cummins USA
Cummins Engine (Shanghai) Trade & Service Co., Ltd. (“Cummins Shanghai”)	Subsidiary of CCI
Cummins (Xiangfan) Machining Co., Ltd. (“CXMC”)	Subsidiary of Cummins USA
Marketing Department of Dongfeng Motor Inc. Commercial Vehicle Branch (“Marketing Department of DFCV”)	Subsidiary of Dongfeng Motor

The following table summarizes related party sales for the years ended December 31, 2004, 2003 and 2002:

	December 31, 2004	December 31, 2003	Unaudited December 31, 2002
	RMB	RMB	RMB RMB

Dongfeng Motor and its subsidiaries	3,945,142,313	2,326,766,421	452,509,000
CCI	10,221,875	98,482,778	8,739,200
Cummins Shanghai	36,060,515	11,278,938	699,800
Cummins USA	26,110,359	—	—
Others	7,497,280	3,416,498	8,302,900

	4,025,032,342	2,439,944,635	470,250,900

The following table summarizes related party purchases for the years ended December 31, 2004 and 2003:

	December 31, 2004	December 31, 2003	Unaudited December 31, 2002
	RMB	RMB	RMB

Darlington UK	726,209,345	494,166,790	399,173,900
Dongfeng Motor and its subsidiaries	703,559,116	399,358,149	60,471,557
Others	—	5,525,818	1,023,300

	1,429,768,461	899,050,757	460,668,757

The following table summarizes other related party transactions for the years ended December 31, 2004, 2003 and 2002:

	December 31, 2004	December 31, 2003	Unaudited December 31, 2002
	RMB	RMB	RMB
Rental income
- CXMC	—	237,000	948,000

Royalty fee
- Cummins USA	42,323,581	18,429,866	3,405,992

After-sale service network fee
- CCI	—	10,000,000	10,000,000
- Dongfeng Auto	—	10,000,000	10,000,000

	—	20,000,000	20,000,000

Sales commission fee
- CCI	2,656,028	2,199,674	7,642,000

Management fee
- CCI	9,933,775	8,071,192	5,972,500

Warranty service charge
- Marketing Department of DFCV	66,689,182	117,560,056	—

The following tables summarizes significant related party balances:

	December 31, 2004	December 31, 2003
	RMB	RMB
Amounts due from related parties
- Dongfeng Motor and its subsidiaries	760,103,109	417,006,994
- Cummins USA	30,549,407	214,110
- CCI	1,261,560	8,996,928
- Others	951,235	2,530,600

	792,865,311	428,748,632

	December 31, 2004	December 31, 2003
	RMB	RMB
Amounts due to related parties
- Dongfeng Motor and its subsidiaries	163,881,211	70,183,562
- Darlington UK	165,942,288	63,613,351
- Cummins USA	36,620,259	17,471,292
- CCI	6,732,298	5,298,400
- Others	—	718,688

	373,176,056	157,285,293

4.                                      Notes receivable

All notes receivables are issued by banks and due within 1-6 months.

5.                                      Inventories

Inventories are comprised of the following:

	December 31, 2004	December 31, 2003
	RMB	RMB

Raw materials	514,479,380	278,214,786
Work in process	52,512,518	21,537,448
Finished goods	103,231,417	58,893,730
	670,223,315	358,645,964

Less: provision for loss on realization of inventories	(34,748,955)	(3,910,712)

	635,474,360	354,735,252

6.                                      Property, plant and equipment

Property, plant and equipment is comprised of the following:

	December 31, 2004	December 31, 2003
	RMB	RMB

Buildings	170,274,553	164,653,661
Production machinery	834,153,046	761,977,037
Vehicles	6,337,526	4,687,596
Office equipment	18,780,452	17,517,734
Construction in progress	69,586,910	43,253,330
	1,099,132,487	992,089,358

Less: accumulated depreciation	(436,167,333)	(386,629,666)

	662,965,154	605,459,692

Depreciation expense for the year ended December 31, 2004 was RMB65,787,651 (2003: RMB61,927,941; 2002: RMB13,812,382).

7.                                      Intangible assets

The gross and net amount of intangible assets were:

	December 31, 2004	December 31, 2003
	RMB	RMB

Land occupancy rights - gross	9,774,040	8,504,040
Less: accumulated amortization	(1,375,325)	(1,093,391)

Net	8,398,715	7,410,649

Proprietary technology - gross	41,488,327	41,488,327
Less: accumulated amortization	(32,990,749)	(26,992,428)

Net	8,497,578	14,495,899

Software - gross	9,738,672	3,950,838
Less: accumulated amortization	(2,225,036)	(1,456,109)

Net	7,513,636	2,494,729

Total	24,409,929	24,401,277

For the year ended December 31, 2004, amortization expense for intangibles amounted to RMB7,049,182 (2003: RMB6,973,227; 2002: RMB6,907,538). The estimated amortization expense for the five succeeding years, assuming no further acquisitions or disposals, is approximately RMB8,164,648 in 2005, RMB4,808,418 in 2006, RMB1,542,525 in 2007, RMB1,447,576 in 2008, and RMB1,410,576 in 2009.

8.                                      Other current liablities

Other current liabilities are comprised of the following:

	December 31, 2004	December 31, 2003
	RMB	RMB

Welfare payable	5,346,173	1,167,509
Value added tax & other taxes payable	28,768,404	7,087,900
Advance from customers	19,561,421	12,094,959
Other payable	10,830,796	14,668,960

	64,506,794	35,019,328

9.                                      Other long-term liabilities

Pursuant to the land use right transfer agreement dated 24 December 1996 (the “Contract Date”) reached by the Company and the Land Bureau of Xiangfan, Hubei Province, the Company is entitled to the use of a parcel of land of 65,800 square meters in Xiangfan Automobile Industry Development Zone for a period of thirty-five years starting from the Contract Date.  As consideration, a land use fee amounting to RMB8,504,040 is to be paid in three installments of which the first 30% installment is to be paid within ten days after the Contract Date.  The second 30% installment and the third 40% installment are to be paid before 30 December 2001 and 2011, respectively. In 2002, the Company has paid RMB500,000 of the third installment.  The unpaid third installment is recorded as other long-term liabilities.

10.                              Taxation

(a)                                 Income taxes

The Company is subject to the PRC income tax laws applicable to Foreign Investment Enterprises.  Accordingly, the applicable enterprise income tax rate of the Company is 30% and the local tax rate is 3%, resulting in an aggregate tax rate of 33%.  As approved by the tax authority, the Company is exempted from local income tax.  In accordance with the PRC Law of Enterprise Income Tax for Enterprises with Foreign Investment and Foreign Enterprises, the Company is entitled to two years’ exemption from enterprise income taxes followed by three years of a 50% enterprise income tax reduction commencing from the first cumulative profit-making year net of losses carried forward from the previous 5 years. Further, in accordance with relevant tax regulatory, newly capital injection of Foreign Investment Enterprises under certain conditions is entitled to separate preferential income tax policy.

As mentioned in Note 1, the Company has increased its capital amounted in 2003. The newly injected capital represented 50% of the total paid-in capital of the Company. Pursuant to Xiang Guo Shui Zi Fa [2004] No.14 issued by the local tax authority, profit generated from the newly injected capital is entitled to two years’ exemption from enterprise income taxes followed by three years of a 50% enterprise income tax reduction commencing from the first cumulative profit-making year. Further, according to the relevant approval, the taxable profit of the Company is subject to different tax rates according to the apportioned profit as estimated based on the ratio of the newly injected capital and the total paid-in capital of the Company.

The first profit-making year of the Company (prior to the newly injected capital) was 2002. Accordingly, for the year ended December 31, 2004, 50% of the Company’s profit will be subject to enterprise income tax rate of 15% while the remaining 50% of the Company’s profit will be exempted for enterprise income tax.

Income tax expense (benefit) comprised:

	December 31, 2004	December 31, 2003
	RMB	RMB

Income tax - current year	75,714,327	—
Deferred taxation relating to the origination and reversal of temporary differences	(6,553,244)	(6,138,983)

	69,161,083	(6,138,983)

(b)                                  Value added tax

The Company’s sales of self-manufactured products are subject to Value Added Tax (VAT). The applicable tax rate for domestic sales is 17%.

Input VAT on purchases of raw materials, fuel, utilities, merchandise and transportation can be deducted from output VAT. VAT payable is the net difference between output and deductible input VAT.

(c)                                  Deferred tax

Tax effect of temporary differences between the tax bases of assets or liabilities and their reported amounts in financial statements that give rise to net deferred tax assets were:

	December 31, 2004	December 31, 2003
	RMB	RMB

Provision on receivables and inventories	5,254,842	285,096
Receivables written off subject to tax authority approval	—	74,446
Assets received through donation	13,690	30,117
Reserve on staff retrenchment	1,039,861	1,134,336
Asset appreciation on contributed assets	22,760,629	27,586,984
Product coverage	11,210,189	4,614,988

Deferred tax assets	40,279,211	33,725,967

The deferred income tax balances are classified in the balance sheets as follows:

	December 31, 2004	December 31, 2003
	RMB	RMB

Current	16,605,385	4,974,530
Non current	23,673,826	28,751,437

	40,279,211	33,725,967

The income tax expense (benefit) for the years can be reconciled to the profit per the income statement as follows,

	December 31, 2004	December 31, 2003
	RMB	RMB

Income before income tax	814,808,666	440,785,200

Tax calculated at statutory rate of 33%	268,886,860	145,459,116
Tax effect of tax holiday and tax concession	(207,776,210)	(145,459,116)
Tax effect of non-deductible expenses	7,169,701	—
Tax effect of utilisation of asset appreciation on contributed assets	880,732	—
Tax effect of provisions generated deferred tax assets	—	(6,138,983)

Total income tax expense (benefit)	69,161,083	(6,138,983)

11.                               Reserve for staff retrenchment

During 2003, the Company initiated and completed a plan to reduce the Company’s work force.  As a result, 46 employees (2003: 49; 2002: nil) were retired prior to their statutory retirement age in 2004. The Company recorded a reserve of RMB4,510,921 in 2004 (2003: RMB5,778,444; 2002:nil) of estimated employee related expenses associated with the termination of those employees, which will be paid over the next 13 years. For the year ended December 31, 2004, the Company paid RMB1,267,524 (2003: RMB704,697; 2002: nil) to the early retired employees as retirement compensation.

	2004	2003	Unaudited 2002
	RMB	RMB	RMB

Beginning balance	5,778,444	—	—
Provision for reserve for staff retrenchment	—	6,483,141	—
Payments	(1,267,524)	(704,697)	—

Ending balance	4,510,920	5,778,444	—

12.                                 Fair value of financial instruments

The Company’s financial instruments are comprised of cash, trade receivables and payables, notes receivables.  Due to the short-term nature of these instruments and the related interest rates, the carrying amounts approximate fair values.

13.                               Paid in capital

	December 31, 2004	December 31, 2003
	RMB	RMB

Cummins USA	252,063,985	252,063,985
CCI	82,819,550	82,819,550
Dongfeng Auto	416,600,125	416,600,125

	751,483,660	751,483,660

As of December 31, 2004, the Company has fully paid its registered capital in conformity with PRC law and regulations.

14.                               Capital surplus

Capital surplus mainly represents exchange difference relating to foreign currency capital contribution and additional amounts paid by one of the joint venture partners relating to the delay of capital contribution in accordance with the joint venture contract.

15.                               Surplus reserves and profit appropriations

In accordance with the “Law of the PRC on Joint Ventures Using Chinese and Foreign Investment” and the Company’s Articles of Association, appropriations from net profit should be made to the Reserve Fund, the Staff and Workers’ Bonus and Welfare Fund and the Enterprise Expansion Fund, after offsetting accumulated losses from prior years, and before profit distributions to the investors. The percentages to be appropriated to the Reserve Fund, the Staff and Workers’ Bonus and Welfare Fund and the Enterprise Expansion Fund are determined by the Board of Directors of the Company.

The Staff and Workers’ Bonus and Welfare Fund is available to fund payments of special bonuses to staff and for collective welfare benefits. Upon approval from the Board of Directors, the Reserve Fund can be used to offset accumulated losses or to increase capital; the Enterprise Expansion Fund can be used to expand production or to increase capital.

According to a resolution at the Board of Director’s meeting dated April 15, 2004, the Company appropriated 2% of its net income of RMB439,724,502 (as reported under the accounts prepared in accordance with accounting standards generally accepted in the PRC) for the year ended December 31, 2003 to the Reserve Fund, 2% to the Staff and Workers’ Bonus and Welfare Fund, and 2% to the Enterprise Expansion Fund. In addition, dividends of RMB413,341,032 (2003: RMB48,451,605; 2002: nil) were declared to the investors.

Reserve fund and enterprise expansion fund is recorded in the surplus reserves account. The activity in the surplus reserves account for the year ended December 31, 2004, 2003 and 2002 was as follows:

	Surplus reserves
	Reserve Fund	Enterprise Expansion Fund	Total
	RMB	RMB	RMB
Balance as at January 1, 2002 (unaudited)	—	—	—
Current year additions	—	—	—

Balance as at December 31, 2002 (unaudited)	—	—	—
Current year additions	7,005,051	1,751,264	8,756,315

Balance as at December 31, 2003	7,005,051	1,751,264	8,756,315
Current year additions	8,794,490	8,794,490	17,588,980

Balance as at December 31, 2004	15,799,541	10,545,754	26,345,295

According to generally accepted accounting principles in the United States of America, appropriation of staff and workers’ bonus and welfare fund of RMB8,794,490 during the year ended December 31, 2004 (2003:RMB1,167,509; 2002: nil) were accounted for as expenses and the balance of the fund as a liability of the Company.

16.                               Segment information

The Company is principally engaged in the sales of engine products and only has one reportable segment.  During the year ended December 31, 2004, all the sales of engine products were conducted in the PRC, except RMB64,694,874 (2003 and 2002: nil) of sales of engine products which were sold to overseas customers.

The Company’s largest customer is Dongfeng Motor and its subsidiaries. For the year ended December 31, 2004, sales to Dongfeng Motor and its subsidiaries amounted to RMB3,945,142,313 (2003: RMB2,326,766,421; 2002: RMB452,509,000), representing 83% (2003: 89%; 2002: 54%) of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales.

17.                               Retirement benefit arrangements

In accordance with statutory regulations in the PRC, the Company participates in a government sponsored multi-employer pension plan which provides retirement benefits to the Company’s employees through a defined contribution plan.  Regulations issued by the local labor bureau require the Company to pay a monthly premium to the local labor bureau based on 34%   (2003 and 2002: 32%) of its current employees’ total salaries, of which 28% (2003 and 2002: 26%) are borne by the Company and the remaining 6% (2003 and 2002:6%) are borne by the individual. The local labor bureau is responsible for meeting all retirement benefit obligations and the Company has no further commitments beyond the monthly premium.

For the year ended December 31, 2004, the Company incurred retirement expenses amounting to RMB19,167,790 (2003: RMB16,893,756; 2002: RMB1,133,980).

18.                               Leases

The Company leases land, office equipment and automobile for varying periods under lease agreements. Most of the leases are non-cancelable and all leases are operating leases with fixed rental payments, and expire over the next 3 to 35 years. For the year ended December 31, 2004, rental expenses under these leases amounted to RMB5,612,302 (2003: RMB3,711,937; 2002: RMB987,000).

Following is a summary of the future minimum payments under operating leases with terms of more than one year at December 31, 2004:

RMB

Within 1 year	5,987,476
Between 1-2 years	5,764,456
Between 2-3 years	4,511,566
Between 3-4 years	4,392,916
Between 4-5 years	4,392,916
More than 5 years	96,644,152

Total future minimum lease payments	121,693,482

19.                               Capital Commitment

As of December 31, 2004, the Company has various equipment renovation projects in progress. Committed capital expenditure in connection with these projects approximates RMB175,726,239 (2003: RMB26,550,000; 2002: nil).

20.                               Concentration of credit risk

Sales to the Company’s largest customer, Dongfeng Motor and its subsidiaries, represented 83%, 89% and 54% of total revenue for the years ended December 31, 2004, 2003 and 2002, respectively. Amounts due from Dongfeng Motor and its subsidiaries represented 90% and 87% of the total trade receivable balance (including third party receivable and amounts due from related parties) as of December 31, 2004 and 2003, respectively.

21.                               Risk and uncertainties

The Chinese market in which the Company operates poses certain macro-economic and regulatory risks and uncertainties.  Though the PRC has implemented a wide range of market-oriented economic reforms since 1978, continued reforms and progress towards a full market-oriented economy are uncertain and are likely to be readjusted and refined on an ongoing basis.  This refinement and readjustment process, along with changes in government policies and regulations, may not always have a positive effect on the operations of the Company.  In addition, the automotive industry has been designated as a pillar industry by the PRC government and as a result remains highly regulated. With China’s accession to the World Trade Organization, the industry will eventually be more accessible to foreign invested enterprises. The PRC legal system has also seen marked changes since 1978; however, current enforcement of existing laws may be uncertain and sporadic, and implementation and interpretation there of may be inconsistent, resulting in a higher than usual degree of uncertainty as to the outcome of any litigation or legal process.

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of December 31, 2004, substantially all of the Company’s cash and cash equivalents were held in financial institutions located in the PRC.  Accounts receivable are typically unsecured, denominated in Renminbi, and are derived from revenues earned from customers primarily located in the PRC.  The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.  Historically, such losses have been within management’s expectations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ MARSHA L. HUNT
Marsha L. Hunt
Vice President—Corporate Controller (Principal Accounting Officer)

Date: March 25, 2005