Form 10-Q
period 2005-03-27
CUMMINS INC
filed 2005-05-04
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2005

 Commission File Number 1-4949

CUMMINS INC.

(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35‑0257090 (IRS Employer Identification No.)
500 Jackson Street Box 3005 Columbus, Indiana 47202-3005 (Address of principal executive offices)

Telephone (812) 377-5000 (Registrant's telephone number, including area code)

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No _

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b‑2 of the Exchange Act). Yes X   No _

            As of March 27, 2005, there were 46,372,813 shares of $2.50 par value per share common stock outstanding.

1

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 27, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended
	March 27,	March 28,
Millions, except per share amounts	2005	2004
Net sales (includes related party sales of $263 and $197, respectively)	$ 2,208	$ 1,771
Cost of sales (includes related party purchases of $39 and $147, respectively)	1,752	1,426
Gross margin	456	345
Expenses and other income
Selling and administrative expenses	259	223
Research and engineering expenses	63	56
Equity, royalty and other income from investees (Note 2)	(31)	(18)
Interest expense	28	27
Other expense, net (Note 11)	2	6
Earnings before income taxes and minority interests	135	51
Provision for income taxes	34	14
Minority interests in earnings of consolidated subsidiaries	4	4
Net earnings	$ 97	$ 33

Earnings Per Share (Note 10)
Basic	$ 2.20	$ 0.81
Diluted	$ 1.96	$ 0.76

Cash dividends declared per share	$ 0.30	$ 0.30

The accompanying notes are an integral part of the consolidated financial statements.

3

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 27,	December 31,	March 28,
Millions, except par values	2005	2004*	2004
ASSETS
Current assets
Cash and cash equivalents	$ 261	$ 611	$ 131
Marketable securities	48	62	74
Receivables, net	1,321	1,039	996
Receivables from related parties	116	121	87
Inventories (Note 3)	1,065	1,016	863
Deferred income taxes	289	301	195
Prepaid expenses and other current assets	102	106	100
Total current assets	3,202	3,256	2,446
Long-term assets
Property, plant and equipment, net of accumulated depreciation of
$2,323, $2,277 and $2,094, respectively	1,606	1,648	1,544
Investments in and advances to equity investees	303	286	265
Goodwill (Note 4)	354	355	356
Other intangible assets, net (Note 4)	91	93	92
Deferred income taxes	689	689	663
Other assets	180	183	213
Total assets	$ 6,425	$ 6,510	$ 5,579

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings (Note 5)	$ 113	$ 327	$ 286
Accounts payable	942	823	765
Accrued product coverage and marketing expenses	308	279	281
Other accrued expenses	644	751	544
Total current liabilities	2,007	2,180	1,876
Long-term liabilities
Long-term debt	1,255	1,299	1,231
Pensions	487	466	447
Postretirement benefits other than pensions	570	570	565
Other long-term liabilities	396	386	263
Total liabilities	4,715	4,901	4,382
Commitments and contingencies (Note 8)	—	—	—
Minority interests	216	208	187

Shareholders' equity
Common stock, $2.50 par value, 150 shares authorized
48.4, 48.2 and 48.2 shares issued, respectively	121	121	121
Additional contributed capital	1,176	1,167	1,118
Retained earnings	948	866	588
Accumulated other comprehensive loss
Minimum pension liability	(499)	(499)	(435)
Other components, net	(50)	(41)	(49)
Common stock in treasury, at cost, 2.1, 2.2 and 5.1 shares, respectively	(83)	(88)	(202)
Common stock held in trust for employee benefit plans, 2.1, 2.2 and 2.3
shares, respectively	(102)	(104)	(110)
Unearned compensation	(17)	(21)	(21)
Total shareholders' equity	1,494	1,401	1,010
Total liabilities and shareholders' equity	$ 6,425	$ 6,510	$ 5,579

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

4

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 27,	March 28,
Millions	2005	2004

Cash flows from operating activities
Net earnings	$97	$33
Adjustments to reconcile net earnings to net cash (used in)
provided by operating activities:
Depreciation and amortization	72	60
(Gain) loss on disposal of property, plant and equipment	(1)	1
Deferred income tax expense	16	—
Equity in earnings of investees, net of dividends	(19)	(12)
Minority interests in earnings of consolidated subsidiaries	4	4
Pension expense	26	22
Pension contributions	(11)	(23)
Stock-based compensation expense	3	9
Tax benefit on stock options exercised	1	3
Amortization of gain on terminated interest rate swaps	(1)	(2)
Translation and hedging activities	(1)	(13)
Changes in assets and liabilities:
Receivables	(283)	(119)
Inventories	(53)	(83)
Accounts payable	120	172
Accrued expenses	(74)	(6)
Other, net	42	10
Net cash (used in) provided by operating activities	(62)	56

Cash flows from investing activities
Capital expenditures	(31)	(9)
Investments in internal use software	(6)	(8)
Proceeds from disposals of property, plant and equipment	10	1
Investments in and advances to equity investees	(5)	(18)
Investments in marketable securities – acquisitions	(26)	(25)
Investments in marketable securities – liquidations	39	30
Other, net	1	—
Net cash used in investing activities	(18)	(29)

Cash flows from financing activities
Proceeds from borrowings	25	2
Payments on borrowings and capital lease obligations	(294)	(15)
Net borrowings under short-term credit agreements	10	1
Distributions to minority shareholders	(5)	—
Proceeds from issuing common stock	7	22
Dividend payments on common stock	(14)	(13)
Other, net	3	—
Net cash used in financing activities	(268)	(3)
Effect of exchange rate changes on cash and cash equivalents	(2)	(1)

Net (decrease) increase in cash and cash equivalents	(350)	23
Cash and cash equivalents at beginning of the year	611	108
Cash and cash equivalents at end of the period	$261	$131
Cash payments during the quarter for:
Interest	38	33
Income taxes	20	13
The accompanying notes are an integral part of the consolidated financial statements.

5

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

General

Cummins Inc. (“Cummins,” “the Company,” “Registrant,” “we,” “our,” or “us”) is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems.

The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for the fair statement of the Consolidated Statements of Earnings, Consolidated Balance Sheets and the Consolidated Statements of Cash Flows for the three month interim periods ended March 27, 2005 and March 28, 2004.  All such adjustments are of a normal recurring nature.  The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information.   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. Each interim period contains 12 weeks.  Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period financial statements.

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect reported amounts based upon currently available information and management's judgment of current conditions and circumstances. GAAP requires management to make certain estimates and judgments that are reflected in the reported amounts of assets, liabilities, revenues and expenses and also in the disclosure of contingent liabilities.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.  Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, product coverage programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, income taxes and deferred tax valuation allowances, and contingencies.  Management reviews these estimates on a systematic basis and, if necessary, any material adjustments are reflected in the Consolidated Financial Statements.

You should read these interim financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.  Our interim period financial results for the three month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred.  Those shipping and handling costs associated with operations of our inventory distribution centers and warehouse facilities are classified as "Selling and administrative expenses" in our Consolidated Statements of Earnings.  For the three months ended March 27, 2005 and March 28, 2004, these costs were approximately $27 million and $26 million, respectively.

 Variable Interest Entities

                On March 28, 2004, we adopted certain provisions of FASB Interpretation No. 46 (FIN 46R), for certain North American distributors in which we have variable interests and are deemed to be the primary beneficiary.  The adoption of those provisions   required us to consolidate three variable interest entities (VIEs) that were previously included in our Consolidated Balance Sheets as “Investments in and advances to equity investees.”  First quarter 2004 results for these entities were not material and were reflected as “Equity, royalty and other income from investees” in our Consolidated Statements of Earnings.  A more complete discussion of the impact of adopting FIN 46R is included in Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

Employee Stock Plans

We changed our method of accounting on January 1, 2003, for stock-based employee awards to the fair value method preferred by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). We made this change on a prospective basis only for option grants or other stock awards made on or after January 1, 2003.  For awards granted prior to January 1, 2003, we follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), as allowed under SFAS 123.  Under APB 25, we did not record compensation expense upon the issuance of stock options because the exercise price of stock options granted equaled the market price of the common stock on the grant date.  The pro forma compensation expense for stock-based awards granted prior to January 1, 2003, using the fair market value approach was not applicable for the three months ended March 27, 2005 and was not significant for the three months ended March 28, 2004.

Recently Adopted Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act (the Act) was signed into law by President Bush in October 2004.  The Act includes a special one-year 85 percent deduction for qualifying dividends repatriated from foreign operations.  Generally, the special 2005 repatriation rules are only beneficial on very low-taxed foreign earnings.  In the first quarter of 2005, we reduced our tax provision by $6 million for a planned dividend distribution which we have determined will qualify for the special 85 percent deduction under the Act.  We are reviewing the possible application of these special 2005 foreign repatriation tax incentives to additional dividends  that could potentially further reduce our 2005 income tax provision by an additional $5 million to $10 million.  Excluding these Jobs Act benefits which are recorded in the quarter the foreign dividends are determined to qualify, our estimated effective income tax rate for 2005 is 30 percent.

Accounting Pronouncements Issued But Not Yet Effective

In November 2004, the FASB issued SFAS 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.”  SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost.  The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities.  The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006.  We do not expect the adoption of SFAS 151 to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB published SFAS 123 (Revised 2004), “Share-Based Payment” (SFAS 123R).  This statement requires financial statement recognition of compensation cost related to share-based payment transactions.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of FAS 123R for SEC registrants to the first fiscal year beginning after June 15, 2005.  Accordingly, we expect to implement the revised standard in the first quarter of 2006. Currently, we account for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS 123 and therefore, we do not expect this standard to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  This statement amends APB Opinion 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance.  Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005, and becomes effective for us beginning June 27, 2005. We do not expect the adoption of  SFAS 153 to have a material impact on our Consolidated Financial Statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” ( FIN 47). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. As such, we are required to adopt FIN 47 by December 31, 2005. We are currently evaluating the impact of FIN 47 on our Consolidated Financial Statements.

NOTE 2.  INVESTMENTS IN EQUITY INVESTEES

                Equity, royalty and other income from equity investees included in our Consolidated Statements of Earnings for the interim reporting periods was as follows:

	March 27,	March 28,
Millions	2005	2004
Equity earnings:
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$ 15	$ 8
North American distributors	6	5
Cummins Mercruiser	2	1
Chongqing Cummins	2	(1)
Tata Cummins	1	2
All others	2	2
Cummins share of equity earnings	28	17
Royalty and other income	3	1
Equity, royalty and other income from investees	$ 31	$ 18

                Summarized earnings statement information (reported one month in arrears) for DCEC, a significant investee in 2003, for the interim reporting periods was as follows:

	March 27,	March 28,
Millions	2005	2004
Net sales	$ 152	$ 89
Gross margin	38	20
Net earnings	29	16
Cummins share of net earnings	$ 15	$ 8

NOTE 3.  INVENTORIES

           Inventories included the following:

	March 27,	December 31,	March 28,
Millions	2005	2004	2004
Finished products	$ 534	$ 500	$ 470
Work-in-process and raw materials	599	584	450
Inventories at FIFO cost	1,133	1,084	920
Excess of FIFO valuation over LIFO	(68)	(68)	(57)
Total inventories	$ 1,065	$ 1,016	$ 863

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

            Changes in the carrying amount of goodwill by reportable segment are presented in the table below:

Millions	Engine	Power Generation	Filtration and Other	International Distributor	Total Goodwill

December 31, 2004	$ 7	$ 11	$ 332	$ 5	$ 355
Disposition	—	(1)	—	—	(1)
March 27, 2005	$ 7	$ 10	$ 332	$ 5	$ 354

December 31, 2003	$ 7	$ —	$ 332	$ 5	$ 344
Increase due to consolidation of VIEs	—	12	—	—	12
March 28, 2004	$ 7	$ 12	$ 332	$ 5	$ 356

            Changes in the amount of other intangible assets with finite lives subject to amortization are presented in the table below:

Millions	March 27, 2005	December 31, 2004	March 28, 2004

Software	$ 203	$ 197	$ 214
Accumulated amortization	(115)	(107)	(125)
Net software	88	90	89
Trademarks, patents and other	4	4	4
Accumulated amortization	(1)	(1)	(1)
Net trademarks, patents and other	3	3	3
Total other intangible assets	$ 91	$ 93	$ 92

NOTE 5.  SHORT-TERM BORROWINGS

                 Short-term borrowings include the following:

	March 27,	December 31,	March 28,
Millions	2005	2004	2004
Loans payable	$ 55	$ 43	$ 32
Current maturities of long-term debt	58	284	254
Total short-term borrowings	$ 113	$ 327	$ 286

On March 1, 2005, we repaid our 6.45% Notes with a principal amount of $225 million from cash and cash equivalents.  There was no gain or loss recorded upon repayment of the Notes.

NOTE 6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

            The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:

	Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
Millions	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004

Service cost	$ 17	$ 14	$ —	$ 1
Interest cost	40	38	10	11
Expected return on plan assets	(45)	(42)	—	—
Amortization of prior service cost (credit)	2	3	—	(1)
Amortization of actuarial losses	12	8	—	1
Other	—	1	—	—
Net periodic benefit expense	$ 26	$ 22	$ 10	$ 12

For the three months ended March 27, 2005, we contributed approximately $11 million to our pension plans and paid approximately $9 million of postretirement benefits.  We presently anticipate contributing an additional $117 million to $123 million to our pension plans and paying an additional $52 million to $57 million in claims and premiums for postretirement benefits during the remainder of 2005.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.  Our defined contribution plans incurred expenses of $12 million and $10 million for the three months ended March 27, 2005 and March 28, 2004, respectively.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 did not have a material impact on our Consolidated Financial Statements as of or for the period ended March 27, 2005.

NOTE 7.  ACCRUED PRODUCT COVERAGE AND PRODUCT LIABILITY

Product Coverage

                A summary of the activity in our current and long-term product coverage liability accounts, which includes warranty provisions and payments, changes in our estimates for pre-existing warranties and changes in our deferred revenue balances associated with extended coverage programs follows:

	March 27,	March 28,
Millions	2005	2004
Beginning balance	$ 480	$ 358
Provision for warranties issued during the period	87	57
Payments	(63)	(44)
Changes in estimates for pre-existing warranties	(3)	14
Changes in deferred revenues for extended coverage	10	-
Ending balance	$ 511	$ 385

                The amount of deferred revenue related to extended coverage programs at March 27, 2005 was $78 million.  At March 27, 2005 we had $46 million of receivables related to estimated supplier recoveries of which $37 million was included in “Receivables, net” and $9 million was included in “Other assets” on our Consolidated Balance Sheets.

Product Liability

                A summary of the activity in our product liability accrual follows:

	March 27,	March 28,
Millions	2005	2004
Beginning balance	$ 4	$ 16
Provision	—	—
Payments	—	(9)
Changes in estimates	—	(3)
Ending balance	$ 4	$ 4

NOTE 8.  CONTINGENCIES, GUARANTEES AND INDEMNIFICATIONS

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

                Our engine products are also subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. Recently, we met stringent new emissions standards that were set pursuant to a consent decree that we entered into with the EPA, the U.S. Department of Justice and the California Air Resources Board (CARB) in October 1998 along with other diesel engine manufacturers. Cummins achieved all on-highway requirements months ahead of the October 2002 date.  Additionally, throughout the latter half of 2004, EPA and CARB issued certificates and executive orders indicating that we met the requirements to pull forward the reduction of emissions levels for off-highway engines of 300 to 750 horsepower that became effective under the consent decree on January 1, 2005.

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

                The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of March 27, 2005, we had $9 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $124 million.

Residual Value Guarantees

                We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at March 27, 2005, was $11 million.

Other Guarantees

                In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these other guarantees was $26 million at March 27, 2005.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs.  At March 27, 2005, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $34 million.  However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

Indemnifications

                Periodically, we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses. Common types of indemnifications include:

  product liability and license, patent or trademark indemnifications,

  asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold and any contractual agreement where we agree to indemnify the counter‑party for losses suffered as a result of a misrepresentation in the contract.

            We regularly evaluate the probability of having to incur costs associated with these indemnifications and accrue for expected losses that are probable.  Because the indemnifications are not related to specified known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

NOTE 9.  COMPREHENSIVE EARNINGS

A reconciliation of our net earnings to comprehensive earnings, net of tax, is shown below:

	Three Months Ended
Millions	March 27, 2005		March 28, 2004

Net earnings		$ 97		$ 33
Unrealized loss on derivatives:
Unrealized holding loss arising during the period	(4)		(1)
Less: reclassification for loss included in net income	2	(2)	2	1
Foreign currency translation adjustments		(7)		6
Comprehensive earnings		$ 88		$ 40

NOTE 10.  EARNINGS PER SHARE

We calculate basic earnings per share (EPS) of common stock by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if options or securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.  We exclude shares of common stock held by our Retirement Savings Plan in the Employee Benefits Trust from the calculation of the weighted-average common shares outstanding until those shares are distributed from the Trust.  The following is a reconciliation of net earnings and weighted-average common shares outstanding for purposes of calculating basic and diluted net earnings per share:

	Three Months Ended
Millions, except per share amounts	March 27, 2005	March 28, 2004

Net earnings for basic EPS:	$ 96.6	$ 32.8
Dilutive effect of preferred securities dividends, net of tax	3.2	3.3
Net earnings for diluted EPS	$ 99.8	$ 36.1

Weighted average shares outstanding:
Basic	43.9	40.5
Dilutive effect of stock compensation awards	0.6	0.5
Dilutive effect of junior convertible subordinated debentures	6.3	6.3
Diluted	50.8	47.3

Earnings per share:
Basic	$ 2.20	$ 0.81
Diluted	$ 1.96	$ 0.76

The weighted-average diluted common shares outstanding for the three months ended March 28, 2004, exclude the effect of approximately 1.1 million common stock options, since such options had an exercise price in excess of the average market value of our common stock.

NOTE 11.  OTHER EXPENSE, NET

The major components of other (income) expense included in the Consolidated Statements of Earnings are shown below:

	Three Months Ended
Millions	March 27, 2005	March 28, 2004

Operating (income) expense:
Foreign currency losses	$ 8	$ 3
Write down of equity investment	-	5
Royalty income	-	(2)
Other, net	(1)	1
Total operating expense	$ 7	$ 7
Non-operating (income) expense:
Interest income	$ (5)	$ (3)
Bank charges	3	2
Technology income from joint ventures	(3)	(2)
Other, net	-	2
Total non-operating income	$ (5)	$ (1)
Total other expense, net	$ 2	$ 6

NOTE 12.  OPERATING SEGMENTS

We define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.  We use segment EBIT (defined as earnings before interest, taxes and minority interests) as the primary basis for our CODM to evaluate the performance of each operating segment. Segment amounts exclude certain expenses not specifically identifiable to segments.

 Our reportable operating segments consist of the following: Engine, Power Generation, Filtration and Other and International Distributor.    A description of each operating segment is included in Part I of our 2004 Annual Report on Form 10-K.

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

A summary of operating results and net assets by segment for the three month periods is shown below:

Millions	Engine	Power Generation	Filtration and Other	International Distributor	Eliminations	Total

Three Months Ended March 27, 2005
Net sales	$ 1,495	$ 439	$ 403	$ 215	$ (344)	$ 2,208
Equity, royalty and other income from investees	26	2	2	1	—	31
Segment EBIT	114	17	20	12	—	163
Net assets for operating segments	1,358	623	808	205	—	2,994

Three Months Ended March 28, 2004
Net sales	$ 1,139	$ 369	$ 347	$ 171	$ (255)	$ 1,771
Equity, royalty and other income from investees	15	1	2	—	—	18
Segment EBIT	40	6	24	8	—	78
Net assets for operating segments	1,069	507	767	196	—	2,539

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Three Months Ended
Millions	March 27, 2005	March 28, 2004
Segment EBIT	$ 163	$ 78
Less:
Interest expense	28	27
Provision for income taxes	34	14
Minority interest in earnings of consolidated subsidiaries	4	4
Net earnings	$ 97	$ 33

Net assets for operating segments	$ 2,994	$ 2,539
Liabilities deducted in arriving at net assets	3,252	2,811
Minimum pension liability excluded from net assets	(826)	(698)
Deferred tax assets not allocated to segments	978	858
Debt-related costs not allocated to segments	27	69
Total assets	$ 6,425	$ 5,579

On May 2, 2005, we announced an internal reorganization which will require certain changes in our segment presentation beginning with the second quarter.  Specifically, our Fuel Systems business will be removed from the Engine Segment and included in the Filtration and Other Segment, which will be renamed the "Components Segment."  Results of our North American distribution business will be combined with the International Distributor Segment and renamed the "Worldwide Distribution Segment."  Prior period results will be restated to conform to this new presentation beginning with our second quarter reporting.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion of interim financial results, liquidity and capital resources, financial covenants and credit ratings, off balance sheet arrangements, financial guarantees, critical accounting policies and other key items related to our business and performance.   This section should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the "Financial Statements" section of our 2004 Annual Report on Form 10-K.  Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.  All references to earnings per share amounts are reported as diluted per share amounts.  Our discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “RISK FACTORS RELATING TO OUR BUSINESS” included in Part I of our 2004 Annual Report on Form 10-K and “Disclosure Regarding Forward-Looking Statements” presented at the end of this section.

COMPANY PROFILE

We are a global power leader comprised of four reportable complementary business segments: Engine, Power Generation, Filtration and Other and International Distributors. Our businesses design, manufacture, distribute and service diesel and natural gas engines and related technologies, including fuel systems, controls, air handling, and filtration, emissions solutions and electrical power generation systems. Our products are sold to original equipment manufacturers (OEMs), distributors and other customers worldwide. Major OEM customers include DaimlerChrysler, PACCAR, International Truck and Engine Corporation (Navistar), Volvo, Komatsu, Ford, Volkswagen, CNH Global and our joint venture partners in China, Dongfeng Cummins Engine Co. Ltd. (DCEC) and in India, (Tata Cummins Limited). We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories. Our business units share technology, customers, strategic partners, brands and our distribution network.

Our financial performance is affected by the cyclical nature and varying conditions of the markets we serve, particularly the automotive, construction and general industrial markets. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in the price of crude oil (fuel costs), volume of freight tonnage, interest rate levels, non-residential construction spending and general industrial capital spending.  Economic downturns in the markets we serve generally result in reductions in sales volume, pricing of our products and reduce earnings and cash flow. Although cyclicality is a factor in our business, the financial impact of it has been reduced somewhat by our geographical expansion, growth in our distributor business and improvements in our fixed cost structure that have resulted in a lower break-even point of our production costs.

FINANCIAL OVERVIEW

                Cummins experienced a very strong performance in the first quarter of 2005 with net earnings of $97 million, or $1.96 per share, on net sales of $2.2 billion, compared to first quarter 2004 net earnings of $33 million, or $0.76 per share, on net sales of $1.8 billion.  The earnings improvement was driven by a 25 percent increase in net sales compared to the first quarter 2004 as we continue to benefit from high levels of demand across our businesses.  All of our businesses reported increased sales in the first quarter, with particularly strong demand in the North American heavy-duty truck market where engine sales increased 70 percent and our market share is up significantly compared to the first quarter a year ago.  Our joint ventures contributed $31 million in earnings in the first quarter of 2005 compared to $18 million in 2004, with the largest increase from our expanded joint venture in China, DCEC.

                The table below presents Consolidated Statements of Earnings data as a percentage of net sales for the first quarter interim periods:

	March 27,	March 28,
	2005	2004

Net sales.....................................................................................................................	100.0%	100.0%
Cost of sales...............................................................................................................	79.3	80.5
Gross margin..............................................................................................................	20.7	19.5
Selling and administrative expenses.......................................................................	11.7	12.6
Research and engineering expenses......................................................................	2.9	3.2
Equity, royalty and other income from investees.................................................	(1.4)	(1.0)
Interest expense.........................................................................................................	1.3	1.5
Other expense, net.....................................................................................................	0.1	0.3
Earnings before income taxes and minority interests	6.1	2.9
Provision for income taxes…………………………………………………............	1.5	0.8
Minority interests in earnings of consolidated subsidiaries..............................	0.2	0.2
Net earnings ..............................................................................................................	4.4	1.9

BUSINESS OUTLOOK

Our Engine Business experienced much stronger than expected volumes in virtually all of its markets in 2004 and most economic indicators point toward continued improvement at a moderate pace in 2005.  We currently expect North American heavy-duty truck production levels to increase approximately 16 percent, from an estimated 245,000 units in 2004 to approximately 285,000 units in 2005.  While 2004 demand was driven partially from fleets adding capacity as freight volume increased, the majority of the increase resulted from the replacement of aging vehicles.  In 2005, we expect demand will be driven primarily by the economy as manufacturing and consumer spending levels increase and trucking fleets expand their capacity through equipment purchases.  We also expect sales of midrange engines to the medium-duty markets to increase in 2005, as economic indicators for this market historically correlate with those of the heavy-duty market.  Sales of our 5.9 liter turbo diesel engine to Daimler Chrysler for the Dodge Ram truck reached record levels in 2004 and we expect increased volumes in 2005 with the scheduled availability of our engine in the new four-door Dodge Ram Mega Cab.  We expect the Dodge Ram Heavy-Duty Cummins Turbo will continue to result in strong sales volumes as demand for diesel‑powered light vehicles increases.  Our industrial markets also experienced a strong recovery in 2004 and continued growth is expected through 2005, particularly overall demand for engines from construction and mining OEMs.

                In 2004, profitability returned to our Power Generation Business driven by strong demand for commercial products in China and the Middle East, a significant increase in alternator sales to generator set OEMs, record sales of Onan branded generator sets to RV OEMs, our continued focus on cost reduction initiatives, benefits from restructuring and new product introductions.  In 2005, we expect continued growth in international markets for commercial power generation and alternators and stronger growth in domestic markets.  In the consumer market of this business, we expect revenues to increase from two new product launches, a portable generator set and a residential standby generator set, and essentially flat volumes in RV generator sets.   Overall, Power Generation revenues are expected to increase in 2005 with improved profitability for this segment from pricing actions, capacity utilization and further benefit from cost reduction initiatives.

                In our Filtration and Other Business, we expect overall revenues to increase approximately 7 percent in 2005.  Revenues from our Emission Solutions business are expected to be slightly higher as we continue to gain market share in the domestic retrofit business while revenues from our Holset turbocharger business are expected to increase significantly with strong demand from OEMs in Europe and China.  Overall, profitability is expected to improve as a result of cost reduction initiatives, the impact of pricing actions to offset steel cost increases and manufacturing and logistic efficiency improvements.

                In 2004, revenues of our International Distributor Business improved in every geographic region and profitability increased significantly.  As the worldwide economy improves and our engine population increases, we expect sales growth in engines, parts, service and power generation equipment to continue in this business as we capitalize on a growing global customer base.  In 2005, we expect revenues to increase more than 10 percent compared to 2004, with increased earnings from the higher sales volume, managed expenses and planned consolidations.

                Earnings from our joint ventures are expected to be strong again in 2005, particularly in Asia, through our partnership, DCEC, which is a supplier to the second largest truck manufacturer in China, and in North America through our distributorship joint ventures.

                We expect our businesses to generate sufficient cash from operations in 2005 to fund capital expenditures, research and development, pension funding, debt service costs and dividend payments.  In addition, we expect cash outflows to fund new investment in our joint ventures will approximate $30 million to $35 million in 2005.  We have available various short and long-term credit arrangements, which are discussed below and disclosed in Note 11 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. These credit arrangements and other programs, such as our accounts receivable program, provide the financial flexibility, when needed, to satisfy future short-term funding requirements of our debt service obligations and projected working capital requirements.

SIGNIFICANT EVENTS, TRANSACTIONS AND FINANCIAL TRENDS

                Throughout this Management’s Discussion and Analysis we have disclosed significant events affecting Cummins and transactions that had a material impact on our net earnings or segment EBIT, balance sheets and cash flows during the first quarters of 2005 and 2004.  Significant events and transactions that occurred during the first quarter of 2005 follow:

   In January 2005, one of our major customers discontinued its trade payables program which previously allowed for accelerated payment terms to Cummins.  After the termination, the customer’s payment terms reverted to terms whereby our shipments became eligible for payment 45 calendar days from date of shipment.  As a result of this change, our accounts receivable and working capital increased approximately $130 million resulting in a net cash outflow from operating activities compared to a net cash inflow a year ago.

  In February, we signed a feasibility study agreement with Shaanxi Automobile Group Company Ltd. on the formation of a joint venture to produce Cummins ISM 11-liter heavy duty engine in China.  The feasibility study will outline the parameters of the partnership and is the final step before a joint venture agreement is signed.  Under the terms of the agreement, the partners will invest $24 million in the joint venture.  Construction of the manufacturing facility could begin as soon as the fourth quarter of 2005 with production as early as the third quarter of 2006.

  On March 1, 2005, we repaid our $225 million 6.45% Notes from available cash.  The Notes were issued in 1998 and matured March 1, 2005.  As a result of the payment, our debt-to-capital ratio decreased 3.7 percent from the ratio at December 31, 2004 and our annual interest expense for 2005 was reduced approximately $7 million, net of amortization of a pre-tax gain related to the early termination of an interest rate swap agreement.

  First quarter 2005 sales and earnings of entities consolidated under the provisions of FIN 46R were $74 million and break-even, respectively

Significant events and transactions that occurred during the first quarter of 2004 included:

  We adopted certain provisions of FIN 46R as of March 28, 2004, which required us to consolidate the assets and liabilities of three variable interest entities previously accounted for under the equity method of accounting.  After eliminating intercompany transactions, our assets and liabilities increased $294 million and $235 million, respectively, as of March 28, 2004.  Sales and earnings for these entities were not included in our Consolidated Statements of Earnings until the second quarter of 2004.  First quarter results for these entities were reported as “Equity, royalty and other income from investees” in our Consolidated Statements of Earnings and were not material.

RESULTS OF OPERATIONS

Net Sales

Net sales for business segments during the comparative interim periods follow:

	Three Months Ended
Millions	March 27, 2005	March 28, 2004
Engine	$ 1,495	$ 1,139
Power Generation	439	369
Filtration and Other	403	347
International Distributor	215	171
Elimination of intersegment revenue	(344)	(255)
Total consolidated net sales	$ 2,208	$ 1,771

All four business segments had increased sales in the first quarter of 2005 compared to the first quarter of 2004 with increased demand across nearly every market segment.  Engine Business sales increased 31 percent compared to the same period last year primarily due to higher shipments of heavy- and medium-duty truck engines and higher engine volumes for industrial and stationary power applications partially offset by lower engine shipments to Chrysler for the Dodge Ram truck.  Engine sales to automotive markets were 23 percent higher compared to the same period last year with increased demand in all market segments except Chrysler and the bus market.  Power Generation sales increased 19 percent compared to the same period last year, buoyed by strong demand for commercial generator sets, generator drives and alternators partially offset by a slight decline in the consumer RV market.  Filtration and Other sales increased 16 percent with strong aftermarket sales to North American OEMs and increased turbocharger sales at our Holset subsidiary.  International Distributor sales increased 26 percent compared to the same period last year with increased engines and part sales and strong demand for power generation products.

Gross Margin

Our gross margin was $456 million in the first quarter of 2005 compared to $345 million in the same period last year, with related gross margin percentages of 20.7 percent and 19.5 percent, respectively.  The increase in gross margin and gross margin percentage resulted from higher sales volumes across all of our business segments, including favorable absorption impact on fixed manufacturing costs and favorable sales mix ($106 million), price increases to offset higher material costs ($32 million), lower product coverage and extended warranty costs ($11 million), partially offset by higher manufacturing spending and unfavorable efficiency variances from producing at close to capacity levels ($44 million).  Product coverage expense was 2.8 percent of sales in the first quarter of 2005 compared to 3.7 percent of sales a year ago.  Product coverage expense in the first quarter of 2004 included a $5 million adjustment related to extended warranties on a specific group of older products.

Selling and Administrative Expenses

Selling and administrative expenses were $259 million, or 11.7 percent of net sales in the first quarter of 2005 compared to $223 million, or 12.6 percent of net sales in the first quarter of 2004, or an increase of $36 million, or 16 percent.  Approximately $26 million of the increase was related to selling expenses (including $3 million from foreign currency translation) and $10 million was related to administrative expenses (including $1 million from foreign currency translation).  The increase in selling expenses resulted from higher compensation and fringe benefit expenses, including variable compensation ($16 million), and other volume variable expenses that individually were not significant.  The increase in administrative expenses resulted from increased compensation and fringe benefit expenses, including variable compensation ($11 million) and consulting fees for information technology projects ($3 million), partially offset by lower bad debt expense ($3 million) and other expenses that individually were not significant.  Approximately $11 million of the increase in selling and administrative expenses resulted from consolidating entities under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K).

Research and Engineering Expenses

Total research and engineering expenses were $63 million, or 2.9 percent of net sales in the first quarter of 2005, compared to $56 million, or 3.2 percent of net sales in the first quarter of 2004, or an increase of $7 million, or 13 percent.  A majority of the increase was a result of increased compensation and fringe benefit expenses ($2 million) and higher spending on 2007 heavy-duty and midrange engine product development programs ($8 million), partially offset by decreases in other general research and development expenses, none of which were individually significant.  The increase in research and engineering expenses includes $2 million from consolidating entities under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K).  The impact of foreign exchange rates on research and engineering expenses was not significant in the first quarter of 2005 compared to the first quarter of 2004.

Equity, Royalty and Other Income from Investees

Earnings from joint ventures and equity method investees were $31 million in the first quarter of 2005, compared to $18 million in the first quarter of 2004, or an increase of $13 million or 72 percent.  The increase was attributable to higher earnings across most of our joint ventures, including DCEC, ($8 million), Chongqing Cummins Engine Company Ltd. (CCEC), ($3 million), and our North American distributor joint ventures ($1 million), partially offset by lower earnings from Komatsu Cummins Engine Company ($1 million).  Income from royalties and technical fees was $3 million in the first quarter of 2005, compared to $1 million in the first quarter of 2004.

Interest Expense

Interest expense was $28 million in the first quarter of 2005, an increase of $1 million compared to $27 million in the first quarter of 2004.  The increase was attributable to interest expense on capital leases related to power generation equipment ($2 million) and the consolidation of entities under the provisions of FIN 46R ($2 million) partially offset by lower interest expense from reduced borrowings.

Other Expense, net

Other expense, net was $2 million in the first quarter of 2005, compared to a net $6 million in the first quarter last year and includes gains on asset sales, impairment losses, foreign currency exchange gains and losses, interest income, royalty income and other miscellaneous income and expense items.  Other expense decreased $4 million in the first quarter of 2005, compared to 2004 which included an investment write-down in 2004 that exceeded gains on the sale of rental fleet equipment and interest income in 2005.  Other expense increased $5 million in the first quarter of 2005 from the impact of foreign currency losses due to the weakening U.S. dollar.  The major components of other income and expense, classified as either operating or non-operating items, are disclosed in Note 11 to the Consolidated Financial Statements.

Provision for Income Taxes

Our income tax provision was $34 million in the first quarter of 2005, compared to $14 million in the first quarter of 2004.  The higher 2005 tax provision reflects the increase in earnings before taxes.  Taxes in the first quarter of 2005 were 25 percent of profit before tax, compared to 28 percent in the first quarter of 2004.  Our income tax rate is generally less than the 35 percent U.S. corporate tax rate because of research tax credits and reduced taxes on export earnings.  In addition, taxes in the first quarter of 2005 were also reduced by a $6 million tax benefit on a planned dividend distribution from our DCEC joint venture which we have determined will qualify for a special 85 percent deduction under The American Jobs Creation Act of 2004.  We are reviewing the possible application of these special 2005 foreign repatriation tax incentives to additional dividends  that could potentially further reduce our 2005 income tax provision by an additional $5 million to $10 million.  Excluding these Jobs Act benefits which are recorded in the quarter the foreign dividends are determined to qualify, our estimated effective income tax rate for 2005 is 30 percent.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interests in our consolidated earnings were $4 million in the first quarter of 2005 compared to $4 million in the same period last year.  Minority interests are primarily from earnings at Wuxi Holset, a 55 percent owned-subsidiary, Cummins India Limited, a 51 percent owned-subsidiary, and Usina Termelectrica de Anapolis Ltda, a 50.1 percent owned-subsidiary of Cummins Brasil that provides energy to the Brazilian government.

BUSINESS SEGMENT RESULTS

We have four reportable business segments: Engine, Power Generation, Filtration and Other and International Distributors.  We evaluate the performance of each of our business segments based on earnings before interest, taxes and minority interests (Segment EBIT) and return on average net assets (excluding debt, taxes and adjustments to the minimum pension liability).

On May 2, 2005, we announced an internal reorganization which will require certain changes in our segment presentation beginning with the second quarter.  Specifically, our Fuel Systems business will be removed from the Engine Segment and included in the Filtration and Other Segment, which will be renamed the "Components Segment."  Results of our North American distribution business will be combined with the International Distributor Segment and renamed the "Worldwide Distribution Segment."  Prior period results will be restated to conform to this new presentation beginning with our second quarter reporting.

A discussion of business results for our business segments follows.  Please reference Note 12 to the Consolidated Financial Statements for additional financial information related to our business segments.

Engine

                 Net sales and segment EBIT for the Engine Business were as follows:

	Three Months Ended
Millions	March 27, 2005	March 28, 2004
Net sales	$ 1,495	$ 1,139
Segment EBIT	114	40

Total net sales for the Engine Business increased $356 million, or 31 percent, in the first quarter of 2005 compared to the first quarter of 2004.  More than one-third of the sales increase was from engine sales to the North American heavy-duty truck market.   Sales also increased to the medium-duty truck and bus market (up 18 percent), however light-duty automotive sales, primarily ISB engines for the Dodge Ram truck declined (down 5 percent) as Chrysler dealers adjusted  inventory levels in advance of model year change.  Total automotive-related engine sales increased 23 percent compared to the first quarter last year and represented 64 percent of total Engine Business sales compared to 68 percent last year.

Segment EBIT for this business increased $74 million in the first quarter of 2005 almost three times that earned in the same period last year.  The improved earnings were a net result of the following:

  higher gross margin from increased engine volumes, the accompanying benefits of fixed cost absorption at our manufacturing plants, and favorable sales mix ($76 million), higher product coverage expense from increased sales volumes ($11 million), offset by favorable claims experience on previously shipped engines and supplier recoveries ($16 million), higher material costs for steel and production inefficiencies, net of price realization  ($6 million), increase in gross margin from the consolidation of joint ventures under the provisions of FIN 46R ($14 million), increase in selling and administrative expenses ($17 million), including $9 million from the consolidation of entities under FIN 46R, and increase in research and engineering expenses, primarily related development costs for 2007 products ($7 million).

In addition, earnings from joint ventures increased $11 million, primarily driven by higher volumes at our China joint ventures, DCEC and CCEC.

A summary and discussion of net sales for the Engine Business by market application follows:

	Three Months Ended
Millions	March 27, 2005	March 28, 2004
Heavy-duty Truck	$ 502	$ 341
Medium-duty Truck and Bus	195	165
Light-duty Automotive	260	274
Total automotive	957	780
Industrial	408	260
Stationary Power	130	99
Total net sales	$ 1,495	$ 1,139

The Engine Business shipped 118,900 engines in the first quarter of 2005, an increase of 21,100 units, or 22 percent compared to the first quarter of 2004. Unit shipments to automotive related markets increased 12 percent, shipments to industrial markets were up 49 percent and shipments of engines for power generation applications increased 39 percent.

A summary of shipments by engine classification is shown below:

	Three Months Ended
Unit shipments	March 27, 2005	March 28, 2004
Midrange	90,900	79,700
Heavy-duty	24,900	15,900
High-horsepower	3,100	2,200
	118,900	97,800

Heavy-duty Truck

Engine and part sales to the heavy-duty truck market increased $161 million, or 47 percent, in the first quarter of 2005 compared to the same period last year.  The increase was primarily attributable to the continuing strong recovery in the North American truck market with increased first quarter demand and higher market share compared to a year ago.  Total global shipments of heavy-duty truck engines increased 69 percent in the first quarter of 2005, compared to the same period last year.  The variance between the percent of sales increase and the volume increase was attributable to the sales mix between engines and service parts.  Sales of service parts increased 12 percent compared to the same period last year, but were a lower percent of total sales in the current quarter.  Unit shipments to OEMs in North America were up 71 percent compared to the same period last year driven by higher demand and higher market share while unit shipments to international locations were up 59 percent, with higher sales to OEMs in Mexico, Europe and Asia.

Medium-duty Truck and Bus

Medium-duty truck and bus revenues increased $30 million, or 18 percent, in the first quarter year-over-year, reflecting strong demand from OEMs and increased market penetration.  Unit shipments to the U.S. and Canadian medium-duty truck market were up 37 percent above the same period last year, while shipments to international markets increased 28 percent, primarily due to strong demand from Latin American OEM’s.  Sales of bus engines and parts were relatively flat in the first quarter of 2005, with lower demand in Asia and Europe, partially offset by higher shipments to India.

Light-duty Automotive

Sales to the light-duty automotive market decreased $14 million, or 5 percent, in the first quarter of 2005 compared to the first quarter of 2004 and total shipments declined 10 percent.  Most of the decline resulted from reduced shipments to DaimlerChrysler for the Dodge Ram truck, down 13 percent compared to the same period last year, as dealers adjust inventory levels ahead of the model 2006 product launch.  Engine shipments to DaimlerChrysler were 33,400 in the first quarter of 2005 compared to 38,300 in the first quarter a year ago.  Sales to recreational vehicle OEMs increased 13 percent in the first quarter of 2005 compared to the same period last year with shipments up 18 percent due to strong demand.

Industrial

Total engine and part sales to the construction, agricultural, mining, marine, government, oil and gas and rail markets increased $148 million, or 57 percent, compared to the same period last year.  Unit shipments increased 49 percent during the same period last year reflecting a change in sales mix to higher-priced engines and increased part sales.  Approximately 59 percent of engine shipments were to North American markets and 41 percent to international markets in the first quarter of 2005 compared to 39 percent and 61 percent, respectively, in 2004.   The overall change in geographic sales mix is attributable to additional engine volumes from entities that were not consolidated in 2004.  Overall growth in industrial markets was driven by strong demand in the capital goods sector as the economy continues to expand.  The increase in sales compared to a year ago is primarily a result of the following:

  Engine and part sales to the construction equipment market increased 45 percent, with shipments to North American OEMs and distributors up 89 percent and shipments to international OEMs up slightly, increasing 1 percent.

  Engine and part sales to agricultural equipment OEMs increased 96 percent, with engine shipments to North American OEMs up 374 percent and shipments to international markets  were down 13 percent, primarily to OEMs in Latin American.  The large increase in shipments is attributable to additional engine volumes from entities that were not consolidated in 2004.

  Engine and part sales to the mining equipment market, mainly high-horsepower engines to manufacturers of large mine haul trucks, increased 57 percent, primarily driven by higher coal and metal prices in Europe and Russia.

  Engine and part sales to the commercial marine market increased 84 percent, driven by a favorable sales mix of high-horsepower engines to ship builders in East Asia.

  Engine and part sales to government markets, primarily for use in military applications, increased 29 percent while shipments were up 25 percent.

  Engine shipments to OEMs in the oil and gas equipment market increased significantly from a low base as our QSK engine continues to be well received in this relatively new market.

  Engine and part sales to rail equipment OEMs, primarily railcar builders in Europe, decreased 11 percent.

Stationary Power

                Sales of engines for commercial stationary power equipment were $130 million in the first quarter of 2005 compared to $99 million in the first quarter of 2004, or an increase of $31 million, or 31 percent.   These sales were purchases made by our Power Generation Business and are eliminated in our Consolidated Statements of Earnings.

Power Generation

            Net sales and Segment EBIT for Power Generation were as follows:

	Three Months Ended
Millions	March 27, 2005	March 28, 2004
Net sales	$ 439	$ 369
Segment EBIT	17	6

Net sales for this business increased $70 million, or 19 percent, compared to the first quarter of 2004.   Approximately $35 million of the sales increase resulted from consolidating entities that were not consolidated last year, including those consolidated under the provisions of FIN 46R.  A majority of the remaining increase was driven by strong demand in the North American commercial generator drive (g-drive) and generator set (g-set) markets.   A majority of the sales increase was a result of improved economic conditions in the commercial, consumer and alternator product markets as follows:

  Sales of commercial g-drive units increased 43 percent with strong demand in North America and increased sales to Latin America, Middle East and Asia,

  Sales of g-set units increased 35 percent with increased sales to customers in the  Middle East, Latin America and Asia,

  Revenues from alternators increased 59 percent, with approximately 56 percent of the increase from sales of entities consolidated under FIN 46R,

  Sales in the consumer mobile/RV market decreased 5 percent, and

  Sales of other power electronic products and our Energy Solutions business increased 9 percent.

A summary of engine shipments for Power Generation by engine category follows:

	Three Months Ended
Unit shipments	March 27, 2005	March 28, 2004
Midrange	4,600	3,100
Heavy-duty	1,500	1,300
High-horsepower	1,900	1,400
	8,000	5,800

                Total Power Generation shipments increased 2,200 units, or 38 percent, compared to the first quarter of 2004.

  Unit shipments of power generation equipment with midrange engines increased 1,500 units, or 48 percent:

  g-drive midrange powered units increased 67 percent, and

  midrange powered g-sets increased 35 percent.

  Unit shipments of power generation equipment with heavy-duty engines increased 200 units, or 15 percent:

  g-drive heavy-duty  powered units increased 17 percent, and heavy-duty powered g-sets increased 19 percent with strong demand in Asia, the Middle East and Europe.

  Unit shipments of power generation equipment with high-horsepower engines increased 500 units, or 36 percent:

  high-horsepower g-drive units increased 25 percent, and

  high-horsepower g-sets increased 51 percent year-over-year, primarily due to strong demand in Middle East, India and China.

Segment EBIT for Power Generation increased $11 million in the first quarter of 2005, almost three times that earned in the first quarter of 2004.  A majority of the improvement was attributable to strong commercial sales volumes driven by the market recovery and increased capital goods spending.  The increase in segment EBIT was comprised of the following:

  higher gross margin from increased sales volume ($11 million), pricing actions ($12 million) and the consolidation of entities under FIN 46R ($5 million), partially offset by commodity cost increases for steel and copper ($9 million), increased selling and administrative expenses ($6 million),

  improved earnings at joint ventures ($1 million), and

  increases in other income from the sale of rental fleet equipment ($2 million).

Filtration and Other

            Net sales and Segment EBIT for Filtration and Other were as follows:

	Three Months Ended
Millions	March 27, 2005	March 28, 2004
Net sales	$ 403	$ 347
Segment EBIT	20	24

Sales of the Filtration and Other segment increased $56 million, or 16 percent in the first quarter of 2005 with all geographic regions experiencing volume increases, compared to the first quarter of 2004.  Sales of filtration and exhaust products in the U.S. increased 10 percent while international sales increased 8 percent with strong demand in Europe/CIS.  Sales of our Holset turbocharger subsidiary increased 34 percent in the first quarter of 2005, compared to the same period last year with higher aftermarket sales to OEMs, and increased sales to joint ventures, particularly China.  Approximately 9 percent of the sales increase for this segment was related to favorable movement in foreign currency exchange rates, primarily the Euro and Canadian dollar.

Segment EBIT for Filtration and Other decreased $4 million, or 17 percent, in the first quarter of 2005 compared to the same period last year.  Improved earnings at Holset and higher sales volume in the filtration component contributed an incremental $12 million in gross margin, including a $1 million favorable impact of foreign currency but was offset by higher steel prices used in manufacturing filters and exhaust products, production inefficiencies from capacity constraints,  premium freight charges ($10 million), net of price realization, higher selling and administrative expenses ($5 million), reduction in other income ($1 million) and other items that individually were not significant.

International Distributor

            The net sales and segment EBIT for International Distributor were as follows:

	Three Months Ended
Millions	March 27, 2005	March 28, 2004
Net sales	$ 215	$ 171
Segment EBIT	12	8

Net sales for International Distributor increased $44 million, or 26 percent, in the first quarter of 2005 compared to the same period last year.  Engine sales, representing approximately 40 percent of the sales increase, were strong across most distributor locations with higher sales in Europe and Asia.  Sales of parts and service, representing 21 percent of the sales increase, were up at most distributor locations compared to a year ago.  Sales of power generation equipment increased significantly during the quarter and represented 20 percent of the sales increase with significant growth at our distributorships in Dubai, Korea and Eastern Europe.  Approximately $6 million of the sales increase was attributable to the favorable impact of foreign currency exchange rates.

Segment EBIT for International Distributor for the first quarter of 2005 increased $4 million, or 50 percent, compared to the same period last year.  The increase in earnings was primarily attributable to improved gross margins from higher sales volume of engines, parts and service and power generation equipment ($11 million) and earnings from equity investees ($1 million), partially offset by increased selling and administrative expenses ($8 million).

Geographic Markets

Sales to U.S. markets were 51 percent of total sales in the first quarter of 2005 compared to 54 percent in the first quarter of 2004.  Sales to international markets were 49 percent of total sales in the first quarter of 2005 compared to 46 percent in the first quarter of 2004.  A summary of net sales by geographic territory for the comparative interim periods were as follows:

	Three Months Ended
Millions	March 27, 2005	March 28, 2004
United States	$ 1,130	$ 958

Asia/Australia	358	293
Europe/CIS	328	235
Mexico/Latin America	147	123
Canada	156	98
Africa/Middle East	89	64
Total international sales	1,078	813
Total sales	$ 2,208	$ 1,771

Sales in the United States increased $172 million, or 18 percent, primarily on the strength of the North American heavy-duty and medium-duty truck markets and the market for industrial engine applications.  Engine sales to the North American heavy-duty truck market, a majority of which are U.S. based sales, increased 72 percent, compared to the first quarter of 2004.  Sales to the medium-duty truck market in North America increased 47 percent during the same period and industrial engine sales were up 78 percent.  Sales of power generation equipment in North America, primarily gen sets, increased 13 percent in the first quarter of 2005, compared to 2004.

                Sales of heavy-duty automotive engines to international markets increased 59 percent in the first quarter of 2005 compared to 2004, primarily from strong demand in Mexico, Asia and Europe/CIS.  Sales of midrange automotive engines to international markets increased 45 percent in the first quarter of 2005 compared to the first quarter of 2004, due to strong demand from Latin American OEMs.  Shipments of light-duty automotive engines to international markets increased 11 percent in the first quarter of 2005, compared to 2004 while shipments of bus engines to international locations decreased 8 percent due to lower shipments to Asia and Europe/CIS.  Industrial engine shipments to international markets increased 1 percent in the first quarter of 2005, compared to 2004, with strong demand from construction OEMs in Latin America and partially offset by lower demand in Asia.   The increase in international sales by geographic markets in the first quarter of 2005 compared to the first quarter of 2004 resulted from the following:

  Sales to Asia/Australia increased $65 million, or 22 percent, primarily from increased demand for heavy-duty truck engines and power generation equipment in Asia and bus engines in India,

  Sales to Europe/CIS, representing 30 percent of international sales and 15 percent of total sales in the first quarter of 2005, increased 40 percent, primarily due to strong sales at distributor locations, heavy-duty and medium-duty truck engine sales and increased sales of power generation equipment,

  Sales to Mexico/Latin America, representing 14 percent of international sales, increased $24 million, or 20 percent, primarily from increased  engine sales to medium-duty truck OEMs in South America,

  Sales to Canada, representing 14 percent of international sales and 7 percent of total sales, increased $58 million, or 59 percent, driven by higher heavy-duty and midrange automotive sales, and

  Sales to Africa/Middle East increased $25 million, or 39 percent, primarily driven by increased sales of engines, parts and service and power generation equipment at our Dubai and South Africa distributors.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash provided by continuing operations is a major source of funding our working capital requirements. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we use periodic borrowings, primarily from our receivable sales program and our revolving credit facility, to fund working capital requirements.  As of March 27, 2005, there were no borrowings outstanding under our receivable sales program or our revolving credit facility.

In January 2004, we moved our receivable sales program to a different financial institution and modified its structure. A more complete description of this program, which discloses certain cash flows related to the program, is found below under the caption, "Off Balance Sheet Financing-Sale of Accounts Receivable" and in Note 5 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. We also have available various short and long-term credit arrangements which are discussed below and disclosed in Note 11 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

We believe cash generated from operations, our credit facility arrangements and our accounts receivable program provide us with the financial flexibility required to satisfy future short-term funding requirements for working capital, debt service obligations, capital spending, and projected pension funding.  On March 1, 2005, we repaid our 6.45% Notes with a principal amount of $225 million from cash and cash equivalents.  With the exception of payments required under various operating and capital leases, principal and interest payments on notes issued by a consolidated VIE and our pension funding commitments, there are no major fixed cash payment obligations occurring until 2010 when our 9.5% Notes with principal amount of $250 million mature. We believe our liquidity at March 27, 2005, is adequate and includes cash and cash equivalents of $261 million, and the following components of available credit capacity:

Millions	March 27, 2005	March 28, 2004
Revolving credit facility	$ 530	$ 243
Other domestic credit facility	-	10
International credit facilities accessible by local entities	83	53
International credit facilities accessible by corporate treasury	38	37
Accounts receivable	200	170
Total available credit capacity	$ 851	$ 513

Our total debt at March 27, 2005 was $1.368 billion, compared to $1.626 billion at December 31, 2004 and $1.517 billion at March 28, 2004.  Total debt as a percentage of our total capital, including total debt, was 47.8 percent at March 27, 2005, compared to 53.7 percent at December 31, 2004 and 60.0 percent at March 28, 2004.  Based on projected cash flows from operations and existing credit facilities, we believe we have sufficient liquidity to meet anticipated working capital, capital expenditures, debt and dividend requirements and pension funding in the foreseeable future.

Cash Flows

Key elements of our cash flows for the three month interim periods follow:

Millions	March 27, 2005	March 28, 2004
Net cash (used in) provided by operating activities	$ (62)	$ 56
Net cash used in investing activities	(18)	(29)
Net cash used in financing activities	(268)	(3)
Effect of exchange rate changes on cash and cash equivalents	(2)	(1)
Net (decrease) increase in cash and cash equivalents	$ (350)	$ 23

Operating Activities.  Cash from operations declined $118 million in the first quarter of 2005, compared to the same period last year, primarily due to the increase in net earnings ($64 million) offset by net negative working capital impact ($254 million).  Working capital used a net $290 million of cash in the first quarter of 2005 compared to a net use of $36 million in the first quarter of 2004, or a decrease in working capital of $254 million.  The net decrease in working capital resulted from an increase in accounts receivable ($164 million), a net decrease in inventory ($30 million), and net decreases in accounts payable ($52 million) and accrued expenses ($68 million) compared to the first quarter of 2004.  The majority of the increase in accounts receivable was a result of a major customer discontinuing its trade payables program effective January 2005 which previously allowed for accelerated payment terms.  The net reduction in accounts payable was from a larger ramp-up in production during 2004 and the decrease in accrued expenses was driven by a larger payout of variable compensation in the first quarter of 2005.

 Investing Activities.  Cash used in investing activities decreased $11 million in the first quarter of 2005 compared to the same period last year.  The decrease was primarily due to an increase in proceeds from disposals of assets ($9 million), lower advances to equity investees ($13 million) and liquidations of marketable securities ($9 million), partially offset by an increase in capital expenditures ($22 million).

Capital spending was $31 million in the first quarter of 2005 compared to $9 million in the first quarter of 2004.  Capital expenditures for our 2005 spending program are expected to range from $220 million to $240 million.  Capital spending activity in 2005 is primarily for capacity increases and funding manufacturing equipment and tooling for new products.

Financing Activities.  Cash used in financing activities was $268 million in the first quarter of 2005 compared to $3 million in the same period last year.  Most of the increase was due to long-term debt payments on our $225 million 6.45% Notes that matured in March 2005 and a decrease in cash proceeds from issuing common stock in 2005, primarily due to a lower number of exercised stock options, partially offset by cash proceeds from borrowings ($23 million).

Cash and cash equivalents were $261 million at the end of the first quarter of 2005 compared to $611 million at the beginning of the year, or a net decrease of $350 million.  Cash and cash equivalents were $130 million higher compared to the first quarter of 2004.

Cash payments of interest in the first quarter of 2005 and 2004 were $38 million and $33 million, respectively.

Cash payments of federal, state and foreign income taxes in the first quarter of 2005 and 2004 were $20 million and $13 million, respectively.

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements, contain restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in the first quarter of 2005 to impede our compliance with these covenants.

Our current ratings and outlook from each of the credit rating agencies are shown in the table below.  There has been no change in our current ratings from those disclosed in our 2004 Form 10-K.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Ba2	Non-prime	Stable
Standard & Poor's	BB+	WR	Stable
Fitch	BB-	BB+	Stable

We do not believe a further downgrade of our credit rating would have a material impact on our financial results, financial condition or access to sufficient liquidity. However, one of our goals is to regain an investment grade credit rating from the rating agencies.  To achieve that goal, we have put significant management focus on improving earnings, generating positive cash flow and reducing debt.

Revolving Credit Facility

In December 2004, we entered into a new revolving credit facility that replaced our prior revolving credit facility that was scheduled to expire in November 2005. The new revolving credit facility provides for aggregate unsecured borrowings of up to $650 million and is available on a revolving basis for a period of five years.  The terms and conditions and financial covenants of the revolving credit facility are discussed in the “Liquidity and Capital Resources” section of our 2004 Annual Report on Form 10-K. As of March 27, 2005, there were $118 million in letters of credit outstanding against this facility, no borrowings and we were in compliance with all covenants of the credit agreement.

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a new three year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as those described above under our revolving credit facility. The interest in receivables sold to the financial institution in the first quarter of 2005 was not significant and as of March 27, 2005, there were no amounts outstanding under this program.

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

During 2002 and 2003, we entered into new leases for portions of the equipment with a different lessor ($29 million and $34 million, respectively). The new leases had a minimum two-year non-cancelable lease term with monthly renewal options for the 2002 transaction and four six-month renewal options for the 2003 transaction. The deferred margin associated with the equipment that transferred to the new lessor remained unchanged, as there was not an ultimate sale to a third party. In December 2004, the master lease agreement associated with these leases was also amended.  This amendment required us to repurchase the equipment at the end of the two-year non-cancelable lease terms, and as a result, the leases were classified as capital leases.

The financial impact of amending these leases, which represent the majority of the equipment under lease in our PowerRent program, resulted in an increase in our capital lease obligations by the present value of: (1) the remaining minimum lease payments, plus (2) any guaranteed residual or repurchase obligation at the time of amendment. In addition, we increased the amount of our property, plant and equipment by this same amount, reduced for the remaining deferred gains associated with the original sale-leaseback of the units discussed above. The equipment will be depreciated over its expected remaining useful life. The total increase in our property, plant and equipment at the time of the lease amendments was $104 million. The balance of the capital lease obligations related to these programs at March 27, 2005, was $71 million.

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

The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of March 27, 2005, we had $9 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $124 million.

                Residual Value Guarantees

                We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at March 27, 2005, was $11 million.

                Other Guarantees

                In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these was $26 million at March 27, 2005.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs.  At March 27, 2005, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $34 million.  However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

                Indemnifications

                Periodically, we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses. Common types of indemnifications include:

  product liability and license, patent or trademark indemnifications,

  asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold, and contractual agreements where we agree to indemnify the counter‑party for losses suffered as a result of a misrepresentation in the contract.

                We regularly evaluate the probability of having to incur costs associated with these indemnifications and accrue for expected losses that are probable.  Because the indemnifications are not related to specified known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

Critical Accounting Estimates

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements of our 2004 Annual Report on Form 10-K. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows.

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles that often require management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our Consolidated Financial Statements.

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for product coverage programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.  A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2004 Annual Report on Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first quarter of 2005.

Related Party Transactions

A discussion of related party transactions may be found in the "Management's Discussion and Analysis" section of the Company's 2004 Annual Report on Form 10-K under the caption “Financing Arrangements for Related Parties.”

Recently Adopted Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  The American Jobs Creation Act (the Act) was signed into law by President Bush in October 2004.  The Act includes a special one-year 85 percent deduction for qualifying dividends repatriated from foreign operations.  Generally, the special 2005 repatriation rules are only beneficial on very low-taxed foreign earnings.  In the first quarter of 2005, we reduced our tax provision by $6 million for a planned dividend distribution which we have determined will qualify for the special 85 percent deduction under the Act.  We are reviewing the possible application of these special 2005 foreign repatriation tax incentives to additional dividends  that could potentially further reduce our 2005 income tax provision by an additional $5 million to $10 million.  Excluding these Jobs Act benefits which are recorded in the quarter the foreign dividends are determined to qualify, our estimated effective income tax rate for 2005 is 30 percent.

Accounting Pronouncements Issued But Not Yet Effective

In November 2004, the FASB issued SFAS 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.”  SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost.  The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities.  The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006.  We do not expect the adoption of SFAS 151 to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB published SFAS 123 (Revised 2004), “Share-Based Payment” (SFAS 123R).  This statement requires financial statement recognition of compensation cost related to share-based payment transactions.  Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of FAS 123R for SEC registrants to the first fiscal year beginning after June 15, 2005.  Accordingly, we expect to implement the revised standard in the first quarter of 2006. Currently, we account for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS 123 and therefore, we do not expect this standard to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.”  This statement amends APB Opinion 29, “Accounting for Nonmonetary Transactions”, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance.  Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005, and becomes effective for us beginning June 27, 2005. We do not expect the adoption of SFAS 153 to have a material impact on our Consolidated Financial Statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” ( FIN 47). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 are required to be applied no later than the end of fiscal years ending after December 15, 2005, although early adoption is encouraged. As such, we are required to adopt FIN 47 by December 31, 2005. We are currently evaluating the impact of FIN 47 on our Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A. of our 2004 Annual Report on Form 10-K.  There have been no material changes in this information since the filing of our 2004 Annual Report on Form 10-K.

Disclosure Regarding Forward-Looking Statements

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

  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

  other risk factors described in Part I of our 2004 Annual Report on Form 10-K under the caption “RISK FACTORS RELATING TO OUR BUSINESS.’’

In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations and other future factors.

ITEM 4.  Controls and Procedures

a.)            Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings on Forms 10-K and 10-Q.

b.)            Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 27, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We have also been identified as a potentially responsible party at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our 2004 Annual Report on Form 10-K under "Environmental Compliance-Other Environmental Statutes and Regulations."  We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings.  While we believe we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.  The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 13, "Contingencies, Guarantees and Indemnifications" of the Notes to Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. There has been no material change in this information since the filing of our 2004 Annual Report on Form 10-K.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

            The following information is provided pursuant to Item 703 of Regulation S-K:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	-	n/a	-	31,245
February	183	73.75	-	32,041
March	10,736	72.74	-	22,237
Total	10,919	72.76	-

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

During the first quarter of 2005, the Company issued 51 shares of restricted stock as compensation to the Company's non-employee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

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

CUMMINS INC.
Date: May 4, 2005

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Vice President-Chief Financial Officer and Chief of Staff (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)

