Form 10-Q
period 2005-06-26
CUMMINS INC
filed 2005-08-02
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2005

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

            As of June 26, 2005, there were 46,484,170 shares of common stock outstanding with a par value of $2.50 per share.

1

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 26, 2005

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions, except per share amounts	2005	2004	2005	2004
Net sales (includes related party sales of $281, $208, $544 and $405, respectively)	$ 2,490	$ 2,124	$ 4,698	$ 3,895
Cost of sales (includes related party purchases of $52, $39, $91 and $186, respectively)	1,940	1,696	3,692	3,122
Gross margin	550	428	1,006	773
Expense and other income
Selling and administrative expenses	287	251	546	474
Research and engineering expenses	73	59	136	115
Equity, royalty and other income from investees (Note 2)	(35)	(29)	(66)	(47)
Interest expense	28	27	56	54
Other (income) expense, net (Note 11)	(10)	(1)	(8)	5
Total expense and other income	343	307	664	601

Earnings before income taxes and minority interests	207	121	342	172
Provision for income taxes	58	34	92	48
Minority interests in earnings of consolidated subsidiaries	8	5	12	9
Net earnings	$ 141	$ 82	$ 238	$ 115

Earnings Per Share (Note 10)
Basic	$ 3.20	$ 1.97	$ 5.40	$ 2.80
Diluted	$ 2.83	$ 1.76	$ 4.80	$ 2.53

Cash dividends declared per share	$ 0.30	$ 0.30	$ 0.60	$ 0.60

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 26,	December 31,	June 27,
Millions, except par values	2005	2004*	2004
ASSETS
Current assets
Cash and cash equivalents	$ 404	$ 611	$ 322
Marketable securities	53	62	77
Receivables, net	1,363	1,039	1,099
Receivables from related parties	124	121	101
Inventories (Note 3)	1,095	1,016	936
Deferred income taxes	255	301	192
Prepaid expenses and other current assets	103	106	95
Total current assets	3,397	3,256	2,822
Long-term assets
Property, plant and equipment, net of accumulated depreciation of
$2,284, $2,277 and $2,137, respectively	1,577	1,648	1,580
Investments in and advances to equity investees	276	286	250
Goodwill (Note 4)	357	355	353
Other intangible assets, net (Note 4)	92	93	87
Deferred income taxes	689	689	663
Other assets	192	183	197
Total assets	$ 6,580	$ 6,510	$ 5,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings (Note 5)	$ 121	$ 327	$ 289
Accounts payable	916	823	849
Accrued product coverage and marketing expenses	287	279	294
Other accrued expenses	759	751	614
Total current liabilities	2,083	2,180	2,046
Long-term liabilities
Long-term debt	1,247	1,299	1,299
Pensions	445	466	446
Postretirement benefits other than pensions	551	570	565
Other long-term liabilities	432	386	285
Total liabilities	4,758	4,901	4,641
Commitments and contingencies (Note 8)	—	—	—
Minority interests	218	208	185

Shareholders' equity
Common stock, $2.50 par value, 150 shares authorized
48.4, 48.2 and 48.2 shares issued, respectively	121	121	121
Additional contributed capital	1,183	1,167	1,134
Retained earnings	1,076	866	658
Accumulated other comprehensive loss
Minimum pension liability	(499)	(499)	(435)
Other components, net	(81)	(41)	(66)
Common stock in treasury, at cost, 2.0, 2.2 and 3.9 shares, respectively	(79)	(88)	(157)
Common stock held in trust for employee benefit plans, 2.1, 2.2 and 2.2
shares, respectively	(100)	(104)	(108)
Unearned compensation	(17)	(21)	(21)
Total shareholders' equity	1,604	1,401	1,126
Total liabilities and shareholders' equity	$ 6,580	$ 6,510	$ 5,952

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 26,	June 27,
Millions	2005	2004

Cash flows from operating activities
Net earnings	$ 238	$ 115
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	144	128
Loss on disposals of property, plant and equipment, net	—	7
Deferred income tax expense (benefit)	54	(12)
Equity in earnings of investees, net of dividends	1	4
Minority interests in earnings of consolidated subsidiaries	12	9
Pension expense	54	46
Pension contributions	(55)	(53)
Stock-based compensation expense	7	7
Tax benefit on stock options exercised	2	10
Amortization of gain on terminated interest rate swaps	(1)	(3)
Translation and hedging activities	1	(8)
Changes in current assets and liabilities:
Receivables	(363)	(239)
Inventories	(88)	(148)
Accounts payable	106	257
Accrued expenses	(3)	127
Other, net	46	5
Net cash provided by operating activities	155	252

Cash flows from investing activities
Capital expenditures	(78)	(37)
Investments in internal use software	(15)	(16)
Proceeds from disposals of property, plant and equipment	13	5
Investments in and advances to equity investees	(4)	(21)
Acquisition of businesses, net of cash acquired	(2)	(18)
Investments in marketable securities – acquisitions	(60)	(63)
Investments in marketable securities – liquidations	69	71
Other, net	1	1
Net cash used in investing activities	(76)	(78)

Cash flows from financing activities
Proceeds from borrowings	41	10
Payments on borrowings and capital lease obligations	(319)	(28)
Net borrowings under short-term credit agreements	20	15
Distributions to minority shareholders	(9)	—
Proceeds from issuing common stock	12	72
Dividend payments on common stock	(28)	(26)
Other, net	3	(2)
Net cash (used in) provided by financing activities	(280)	41
Effect of exchange rate changes on cash and cash equivalents	(6)	(1)

Net (decrease) increase in cash and cash equivalents	(207)	214
Cash and cash equivalents at beginning of the year	611	108
Cash and cash equivalents at end of the period	$ 404	$ 322
Cash payments for:
Interest	61	54
Income taxes	41	35

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

The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three and six month interim periods ended June 26, 2005 and June 27, 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. Each interim period contains 13 and 25 weeks, respectively. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period financial statements.

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

You should read these interim financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Our interim period financial results for the three and six month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. Those shipping and handling costs associated with operations of our inventory distribution centers and warehouse facilities are classified as "Selling and administrative expenses" in our Consolidated Statements of Earnings. For the three months ended June 26, 2005 and June 27, 2004, these costs were approximately $28 million and $26 million, respectively.  For the six months ended June 26, 2005 and June 27, 2004, these costs were approximately $55 million and $52 million, respectively.

Variable Interest Entities

On March 28, 2004, we adopted certain provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46R), for certain North American distributors in which we have variable interests and for other entities accounted for under the equity method of accounting.  The adoption of those provisions required us to consolidate three variable interest entities (VIEs) that were previously included in our Consolidated Balance Sheets as “Investments in and advances to equity investees.” First quarter 2004 results for these entities were not material and were reflected as “Equity, royalty and other income from investees” in our Consolidated Statements of Earnings. A more complete discussion of the impact of adopting FIN 46R is included in Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (the Act) was signed into law by President Bush in October 2004. The Act includes a special one-year 85 percent deduction for qualifying dividends repatriated from foreign operations. Generally, the special 2005 repatriation rules are only beneficial on very low-taxed foreign earnings. In the first half of 2005, we reduced our tax provision by $10 million of tax benefits ($6 million in the first quarter and $4 million in the second quarter) on dividend distributions from foreign operations which will qualify for the special 85 percent deduction under the Act. We are reviewing the possible application of these special 2005 foreign repatriation tax incentives to additional dividends that could potentially further reduce our 2005 income tax provision by an additional $5 million.

Accounting Pronouncements Issued But Not Yet Effective

In November 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006. We do not expect the adoption of SFAS 151 to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. Currently, we account for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS 123.  The standard also requires prospective presentation of the “tax benefit on stock option exercises” as a financing activity rather than an operating activity in our Consolidated Statements of Cash Flows.  We do not expect this standard to have a material impact on our Consolidated Financial Statements.

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

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005.  As such we are required to adopt SFAS 154 by January 1, 2006.  We do not expect this statement to have a material impact on our Consolidated Financial Statements.

NOTE 2.  INVESTMENTS IN EQUITY INVESTEES

              Equity, royalty and other income from equity investees included in our Consolidated Statements of Earnings for the interim reporting periods was as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Equity earnings:
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$ 13	$ 8	$ 28	$ 16
North American distributors	6	5	12	10
Cummins Mercruiser	3	3	5	4
Chongqing Cummins	4	2	6	1
Tata Cummins	1	1	2	3
Fleetguard Shanghai	1	2	2	2
All others	4	2	5	4
Cummins share of equity earnings	32	23	60	40
Royalty and other income	3	6	6	7
Equity, royalty and other income from investees	$ 35	$ 29	$ 66	$ 47

Summarized earnings statement information (reported one month in arrears) for DCEC, a significant investee in 2003, for the interim reporting periods was as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Net sales	$ 158	$ 145	$ 310	$ 234
Gross margin	40	25	78	45
Net earnings	27	16	56	32
Cummins share of net earnings	13	8	28	16

NOTE 3.  INVENTORIES

           Inventories included the following:

	June 26,	December 31,	June 27,
Millions	2005	2004	2004
Finished products	$ 618	$ 528	$ 512
Work-in-process and raw materials	548	556	480
Inventories at FIFO cost	1,166	1,084	992
Excess of FIFO valuation over LIFO	(71)	(68)	(56)
Total inventories	$ 1,095	$ 1,016	$ 936

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

            The changes in the carrying amounts of goodwill by reportable segment for the six months ended June 26, 2005 and June 27, 2004, were as follows:

Millions	Engine	Power Generation	Components	Distribution	Total Goodwill
Balance at December 31, 2004	$ 7	$ 11	$ 332	$ 5	$ 355
Additions	—	3	—	1	4
Translation and other	—	(2)	—	—	(2)
Balance at June 26, 2005	$ 7	$ 12	$ 332	$ 6	$ 357

Balance at December 31, 2003	$ 7	$ —	$ 332	$ 5	$ 344
Increase due to consolidation of VIEs	—	12	—	—	12
Disposition	—	(3)	—	—	(3)
Balance at June 27, 2004	$ 7	$ 9	$ 332	$ 5	$ 353

During the second quarter of 2005, we exercised a call option to purchase 19 percent of the equity of our SEG  subsidiary.  The purchase price related to the option was approximately $4.3 million and resulted in recording goodwill of approximately $2.9 million.

The components of our other intangible assets with finite lives subject to amortization were as follows:

Millions	June 26, 2005	December 31, 2004	June 27, 2004

Software	$ 197	$ 197	$ 217
Accumulated amortization	(109)	(107)	(133)
Net software	88	90	84
Trademarks, patents and other	6	4	4
Accumulated amortization	(2)	(1)	(1)
Net trademarks, patents and other	4	3	3
Total	$ 92	$ 93	$ 87

NOTE 5.  SHORT-TERM BORROWINGS

                 Short-term borrowings included the following:

	June 26,	December 31,	June 27,
Millions	2005	2004	2004
Loans payable	$ 63	$ 43	$ 32
Current maturities of long-term debt	58	284	257
Ending balance	$ 121	$ 327	$ 289

On March 1, 2005, we repaid our 6.45% Notes with a principal amount of $225 million from cash and cash equivalents.  There was no gain or loss recorded upon repayment of the Notes.

NOTE 6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:

	Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004

Service cost	$ 17	$ 15	$ —	$ 1
Interest cost	40	40	9	11
Expected return on plan assets	(45)	(44)	—	—
Amortization of prior service cost (credit)	2	3	—	(1)
Amortization of actuarial losses	12	9	—	2
Other	2	1	—	—
Net periodic benefit expense	$ 28	$ 24	$ 9	$ 13

	Pension Plans		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004

Service cost	$ 34	$ 29	$ —	$ 2
Interest cost	80	78	19	22
Expected return on plan assets	(90)	(86)	—	—
Amortization of prior service cost (credit)	4	6	—	(2)
Amortization of actuarial losses	24	17	—	3
Other	2	2	—	—
Net periodic benefit expense	$ 54	$ 46	$ 19	$ 25

For the three and six months ended June 26, 2005, we contributed approximately $44 million and $55 million, respectively,   to our pension plans and paid approximately $16 million and $25 million, respectively, of postretirement benefits.  We presently anticipate contributing an additional $85 million to $105 million to our pension plans and paying an additional $45 million to $50 million in claims and premiums for postretirement benefits during the remainder of 2005.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

Our defined contribution plans incurred expenses of $5 million and $4 million for the three months ended June 26, 2005 and June 27, 2004, respectively.    Our defined contribution plans incurred expenses of $17 million and $14 million for the six months ended June 26, 2005 and June 27, 2004, respectively.

NOTE 7.  ACCRUED PRODUCT COVERAGE AND PRODUCT LIABILITY

Product Coverage

                A summary of the activity in our current and long-term product coverage liability accounts for the six month interim periods follows:

	June 26,	June 27,
Millions	2005	2004
Beginning balance	$ 480	$ 358
Provision for warranties issued during the period	171	126
Payments	(139)	(83)
Changes in estimates for pre-existing warranties	(6)	21
Changes in deferred revenues for extended coverage	17	—
Ending balance	$ 523	$ 422

                The amount of deferred revenue related to extended coverage programs at June 26, 2005 was $85 million.  At June 26, 2005, we had $42 million of receivables related to estimated supplier recoveries of which $25 million was included in “Receivables, net” and $17 million was included in “Other assets” on our Consolidated Balance Sheets.

Product Liability

                A summary of the activity in our product liability accrual for the six month interim periods follows:

	June 26,	June 27,
Millions	2005	2004
Beginning balance	$ 4	$ 16
Provision	—	1
Payments	—	(9)
Changes in estimates	(1)	(3)
Ending balance	$ 3	$ 5

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

                The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of June 26, 2005, we had $7 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $131 million.

Residual Value Guarantees

                We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at June 26, 2005, was $10 million.

Other Guarantees

                In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these other guarantees was $20 million at June 26, 2005.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs.  At June 26, 2005, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $38 million.  However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

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

11

NOTE 9.  COMPREHENSIVE EARNINGS

A reconciliation of our net earnings to comprehensive earnings, net of tax, was as follows:

	Three Months Ended				Six Months Ended
	June 26, 2005		June 27, 2004		June 26, 2005		June 27, 2004

Net earnings		$ 141		$ 82		$ 238		$ 115
Unrealized gain (loss) on securities:
Unrealized holding loss	(1)		(8)		(2)		(8)
Less: reclassification for loss included in net earnings	1	—	4	(4)	1	(1)	4	(4)
Unrealized gain (loss) on derivatives:
Unrealized holding loss	(7)		(3)		(11)		(5)
Less: reclassification for loss included in net earnings	3	(4)	2	(1)	5	(6)	5	—
Foreign currency translation adjustments		(26)		(11)		(33)		(5)
Comprehensive earnings		$ 111		$ 66		$ 198		$ 106

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

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions, except per share amounts	2005	2004	2005	2004

Net earnings for basic EPS:	$ 141.2	$ 82.4	$ 237.8	$ 115.3
Dilutive effect of preferred securities dividends, net of tax	3.2	3.3	6.5	6.5
Net earnings for diluted EPS	$ 144.4	$ 85.7	$ 244.3	$ 121.8

Weighted average shares outstanding:
Basic	44.1	41.8	44.0	41.2
Dilutive effect of stock compensation awards	0.6	0.7	0.6	0.6
Dilutive effect of junior convertible subordinated debentures	6.3	6.3	6.3	6.3
Diluted	51.0	48.8	50.9	48.1

Earnings per share:
Basic	$ 3.20	$ 1.97	$ 5.40	$ 2.80
Diluted	$ 2.83	$ 1.76	$ 4.80	$ 2.53

The weighted-average diluted common shares outstanding for the three and six months ended June 27, 2004, exclude the effect of approximately 0.1 million and 0.6 million common stock options, respectively, since such options had an exercise price in excess of the average market value of our common stock.

NOTE 11.  OTHER (INCOME) EXPENSE, NET

The major components of other (income) expense included in the Consolidated Statements of Earnings are shown below:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Operating (income) expense:
Foreign currency (gains) losses	$ (4)	$ —	$ 4	$ 3
Write down of equity investment	—	—	—	5
Loss on sale of fixed assets	1	6	—	7
Royalty income	(2)	(3)	(3)	(7)
Other, net	2	1	3	1
Total operating (income) expense	$ (3)	$ 4	$ 4	$ 9
Non-operating (income) expense:
Interest income	$ (4)	$ (2)	$ (9)	$ (5)
Bank charges	4	3	7	5
Gain on available for sale securities	(1)	(4)	(1)	(4)
Technology income from joint ventures	(3)	(2)	(6)	(4)
Other, net	(3)	—	(3)	4
Total non-operating income	(7)	(5)	(12)	(4)
Total other (income) expense, net	$ (10)	$ (1)	$ (8)	$ 5

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

Our reportable operating segments consist of the following: Engine, Power Generation, Components and Distribution. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers.

As previously announced, effective May 2, 2005, we made certain leadership changes within our management team.  In connection with these changes, certain modifications were made to our internal reporting.  These modifications are summarized below:

  The Filtration and Other Segment was renamed the Components Segment and includes operating results of the Fuel Systems business which were previously included in the Engine Segment.  Historically, the Fuel Systems business primarily transferred product within the Engine Segment at cost and those costs were eliminated from segment results.  As a result, this change does not materially impact Engine segment revenues or EBIT.  Revenues of the Components Segment were increased to reflect transfers to the Engine Segment and eliminations were increased by a corresponding amount.

  The North American Distribution business was combined with the International Distribution Segment and renamed the Distribution Segment.  Previously, the North American business was reported in the Engine and Power Generation Segments as equity from investees and also includes the results of a partially owned distributor we are required to consolidate.  As a result, revenues of the Engine Segment were increased to reflect sales to the consolidated distributor that were previously eliminated and decreased for the revenues of the consolidated distributor which are now included in the Distribution Segment.  In addition, earnings from equity investees in the Engine and Power Generation Segments decreased while equity in earnings from investees in the Distribution Segment increased by a corresponding amount.

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

Due to the extent of intersegment sales activity and certain seasonality in inventory levels during the year, we have presented the elimination of intercompany profit in inventory resulting from intersegment transactions in the eliminations column of our segment reporting.  This presentation better aligns segment revenues with segment costs and presents segment EBIT as if each segment were an independent entity.

                A summary of operating results and net assets by segment for the three and six month periods is shown below:

Millions	Engine	Power Generation	Components	Distribution	Eliminations	Total

Three Months Ended June 26, 2005

Net sales	$ 1,667	$ 493	$ 511	$ 297	$ (478)	$ 2,490
Equity, royalty and other income from investees	22	3	2	8	—	35
Segment EBIT	156	35	21	26	(3)	235
Net assets for operating segments	1,220	647	962	314	—	3,143

Three Months Ended June 27, 2004

Net sales	$ 1,374	$ 460	$ 445	$ 253	$ (408)	$ 2,124
Equity, royalty and other income from investees	19	2	2	6	—	29
Segment EBIT	90	18	24	20	(4)	148
Net assets for operating segments	1,013	594	879	253	—	2,739

Six Months Ended June 26, 2005

Net sales	$ 3,147	$ 920	$ 984	$ 550	$ (903)	$ 4,698
Equity, royalty and other income from investees	44	4	4	14	—	66
Segment EBIT	273	50	44	46	(15)	398

Six Months Ended June 27, 2004

Net sales	$ 2,501	$ 829	$ 860	$ 424	$ (719)	$ 3,895
Equity, royalty and other income from investees	31	1	4	11	—	47
Segment EBIT	132	23	48	31	(8)	226

     The tables below reconcile the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004

Segment EBIT	$ 235	$ 148	$ 398	$ 226
Less:
Interest expense	28	27	56	54
Provision for income taxes	58	34	92	48
Minority interest in earnings of consolidated subsidiaries	8	5	12	9
Net earnings	$ 141	$ 82	$ 238	$ 115

Net assets for operating segments	$ 3,143	$ 2,739
Liabilities deducted in arriving at net assets	3,292	2,986
Minimum pension liability excluded from net assets	(826)	(698)
Deferred tax assets not allocated to segments	943	855
Debt-related costs not allocated to segments	28	70
Total assets	$ 6,580	$ 5,952

14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of interim financial results, liquidity and capital resources, financial covenants and credit ratings, off balance sheet arrangements, financial guarantees, critical accounting policies and other key items related to our business and performance.   This section should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the "Financial Statements" section of our 2004 Annual Report on Form 10-K.  Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.  All references to earnings per share amounts are diluted per share amounts.  Our discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “RISK FACTORS RELATING TO OUR BUSINESS” included in Part I of our 2004 Annual Report on Form 10-K and “Disclosure Regarding Forward-Looking Statements” presented at the end of this section.

COMPANY PROFILE

We are a global power leader comprised of four complementary business segments: Engine, Power Generation, Components and Distribution. Our segments design, manufacture, distribute and service diesel and natural gas engines and related technologies, including fuel systems, controls, air handling and filtration, emissions solutions and electrical power generation systems. Our products are sold to original equipment manufacturers (OEMs), distributors and other customers worldwide. Major OEM customers include DaimlerChrysler, PACCAR, International Truck and Engine Corporation (Navistar), Volvo, Komatsu, Ford, Volkswagen, CNH Global and our joint venture partners in China, Dongfeng Cummins Engine Co. Ltd. (DCEC) and in India, (Tata Cummins Limited). We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories. Our segments share technology, customers, strategic partners, brands and our distribution network.

Our financial performance is affected by the cyclical nature and varying conditions of the markets we serve, particularly the automotive, construction and general industrial markets. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in the price of crude oil (fuel costs), volume of freight tonnage, interest rate levels, non-residential construction spending and general industrial capital spending.  Economic downturns in the markets we serve generally result in reductions in sales volume, pricing of our products, earnings and cash flow. Although cyclicality is a factor in our business, the financial impact of it has been reduced somewhat by our geographical expansion, growth in our distribution business and improvements in our fixed cost structure that have resulted in lowering the break-even point of our production costs.

We maintain an internet web site at www.cummins.com.  Investors can obtain copies of our filings with the Securities and Exchange Commission (SEC) from this site free of charge, as well as from the SEC Web site at www.sec.gov.

FINANCIAL OVERVIEW

Current Quarter Compared to Prior Year’s Quarter

                We experienced very strong performance in the second quarter of 2005 with net earnings of $141 million, or $2.83 per share, on net sales of $2.5 billion, compared to second quarter 2004 net earnings of $82 million, or $1.76 per share, on net sales of $2.1 billion.  Net earnings and sales were a record for Cummins as we continue to benefit from improved economic conditions resulting in high levels of demand across our business.  All of our segments reported increased sales in the second quarter, with particularly strong demand in the North American heavy-duty truck market where engine sales increased 25 percent and our market share continues to strengthen compared to the second quarter a year ago.  Our joint ventures contributed $35 million, or 25 percent, of earnings in the second quarter of 2005 compared to $29 million, or 35 percent of earnings in 2004, with the largest increase from DCEC.

15

The table below provides an analysis of changes in the Consolidated Statements of Earnings for the second quarter of 2005 compared to the second quarter of 2004.

	Comparison of Three Months Ended June 26, 2005 to June 27, 2004		Three Months Ended
			June 26, 2005	June 27, 2004
$ Millions except per share amounts	Increase	% Change	% of Net Sales

Net sales	$ 366	17.2%	100.0%	100.0%
Cost of sales	244	14.4	77.9	79.8
Gross margin	122	28.5	22.1	20.2
Selling and administrative expenses	36	14.3	11.5	11.8
Research and engineering expenses	14	23.7	3.0	2.8
Equity, royalty and other income from investees	6	20.7	(1.4)	(1.4)
Interest expense	1	3.7	1.1	1.3
Other (income) expense, net	9	NM	(0.4)	—
Earnings before income taxes and minority interests	86	71.1	8.3	5.7
Provision for income taxes	24	70.6	2.3	1.6
Minority interests in earnings of consolidated subsidiaries	3	60.0	0.3	0.2
Net earnings	$ 59	72.0	5.7%	3.9%
Earnings per share	$ 1.07	60.8

Current Year-to-Date Compared to Prior Year-to-Date

The first half of 2005 was equally as strong  as the second quarter with net earnings of $238 million, or $4.80 per share, on net sales of $4.7 billion, compared to the first half of 2004 with net earnings of $115 million, or $2.53 per share, on net sales of $3.9 billion.  The earnings improvement was primarily driven by a 21 percent increase in net sales and a 29 percent increase in gross margin compared to the first half of 2004 as we continue to benefit from high levels of demand, pricing actions and our focus on cost improvements across our businesses.  All of our businesses reported increased sales in the first half of 2005, with particularly strong demand in the North American heavy-duty truck market where engine sales increased 44 percent and our market share has continued to strengthen compared to the same period a year ago.  Our joint ventures contributed $66 million in earnings in the first half of 2005 compared to $47 million in the same period a year ago, with the largest increase from DCEC.

The table below provides an analysis of changes in the Consolidated Statements of Earnings for the first half of 2005 compared to the first half of 2004.

	Comparison of Six Months Ended June 26, 2005 to June 27, 2004		Six Months Ended
			June 26, 2005	June 27, 2004
$ Millions except per share amounts	Increase	% Change	% of Net Sales

Net sales	$ 803	20.6%	100.0%	100.0%
Cost of sales	570	18.3	78.6	80.2
Gross margin	233	30.1	21.4	19.8
Selling and administrative expenses	72	15.2	11.6	12.2
Research and engineering expenses	21	18.3	2.9	2.9
Equity, royalty and other income from investees	19	40.4	(1.4)	(1.2)
Interest expense	2	3.7	1.2	1.4
Other (income) expense, net	13	NM	(0.2)	0.1
Earnings before income taxes and minority interests	170	98.8	7.3	4.4
Provision for income taxes	44	91.7	2.0	1.2
Minority interests in earnings of consolidated subsidiaries	3	33.3	0.2	0.2
Net earnings	$ 123	107.0	5.1%	3.0%
Earnings per share	$ 2.27	89.7

16

 BUSINESS OUTLOOK

Our Engine Segment experienced much stronger than expected volumes in virtually all of its markets in 2004 and most economic indicators point toward continued improvement at a moderate pace in 2005.  We currently expect North American heavy-duty truck production levels to increase approximately 24 percent, from an estimated 245,000 units in 2004 to approximately 305,000 units in 2005.  While 2004 demand was driven partially from fleets adding capacity as freight volume increased, the majority of the increase resulted from the replacement of aging vehicles.  In 2005, we expect demand will be driven primarily by the economy as manufacturing and consumer spending levels increase and trucking fleets expand their capacity through equipment purchases.  We also expect sales of midrange engines to the medium-duty markets to increase in 2005, as economic indicators for this market historically correlate with those of the heavy-duty market.  Sales of our 5.9 liter turbo diesel engine to Daimler Chrysler for the Dodge Ram truck reached record levels in 2004 and we expect significantly higher volumes in the second half of 2005 with the launch of the new model year Dodge Ram truck.  Although we expect a flat worldwide bus market, we expect our market share with bus OEMs to increase in North American and Latin America.  Our industrial markets also experienced a strong recovery in 2004 and continued growth is expected through 2005, particularly with higher demand for engines from construction and mining OEMs.

                In 2004, profitability returned to our Power Generation Segment driven by strong demand for commercial products in China and the Middle East, a significant increase in alternator sales to generator set OEMs, record sales of Onan branded generator sets to RV manufacturers, our continued focus on cost reduction initiatives, restructuring benefits and new product introductions.  In 2005, we expect continued growth in international markets for commercial power generation and alternators and stronger growth in North American markets.  In the consumer markets, we expect revenues to increase from new product launches but expect essentially flat volumes in the RV generator set market where industry-wide motor home production has exceeded market demand.   Overall, Power Generation revenues are expected to increase in 2005 with improved profitability for this segment from pricing actions, capacity utilization and benefits from cost reduction initiatives.

                In our Components segment, we expect revenues to increase in 2005 from market growth and share penetration.  Revenues from our Emission Solutions business are expected to be slightly higher as we continue to gain market share in the domestic retrofit business while revenues from our Holset turbocharger business are expected to increase with strong demand in North America and from OEMs in Europe and China.  Overall, profitability is expected to improve as a result of cost reduction initiatives, the impact of pricing actions to offset steel cost increases and manufacturing and logistic efficiency improvements.   Sales of fuel systems products to the Engine Segment, which historically were transferred at cost, will now use a market-based transfer price.  This change will increase segment EBIT for the Components Segment and decrease segment EBIT for the Engine Segment but will not impact consolidated earnings.

                In 2004, revenues of our Distributor segment improved in every geographic region and profitability increased significantly.  As the worldwide economy improves and our engine population increases, we expect sales growth in engines, parts, service and power generation equipment to continue in this segment as we capitalize on a growing global customer base.  In 2005, we expect revenues to increase from growth in existing markets, distributor acquisitions and branch expansions with increased earnings from the higher sales volume, controlled expenses and planned consolidations.

                Earnings from our joint ventures are expected to be strong again in 2005, particularly in Asia, through our partnership, DCEC, which is a supplier to the second largest truck manufacturer in China, and in North America through our distributorship joint ventures.  Recent regulatory changes in China limiting truck size may adversely affect demand for DCEC product volumes in the short-term as OEMs and end users assess the impact of the changes.  However, we continue to expect long-term growth in the China automotive truck market, particularly for higher horsepower engines.

                We had a very strong performance in the first half of 2005 and benefited from growing demand across a number of our markets.  Our outlook for the remainder of the year indicates continuing robust demand for our products and services.  Our current estimate of 2005 revenue growth is approximately 15 percent and with improved margins from cost reduction initiatives and price realization and higher earnings from joint ventures, we now expect our full year earnings to range from $10.10 to $10.30 per share.  For the third quarter of 2005, we expect per share earnings to range from $2.40 to $2.50 per share.

                We expect our businesses to generate sufficient cash from operations in 2005 to fund capital expenditures, research and development, pension funding, debt service costs and dividend payments.  In addition, we expect cash outflows for capital expenditures in 2005 to range from $220 million to $240 million and funding of new investments in our joint ventures will approximate $15 million to $20 million.  We have available various short and long-term credit arrangements, which are discussed below and disclosed in Note 11 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. These credit arrangements and other programs, such as our accounts receivable program, provide the financial flexibility, when needed to satisfy projected working capital requirements.

SIGNIFICANT EVENTS, TRANSACTIONS AND FINANCIAL TRENDS

                Throughout this Management’s Discussion and Analysis we have disclosed significant events affecting us and material transactions that impacted our net earnings or segment EBIT, balance sheets and cash flows during the first half of 2005 and 2004.  Significant events and transactions that occurred during the first half of 2005 follow:

  In January 2005, one of our major customers discontinued its trade payables program which previously allowed for accelerated payment terms.  After the termination, the customer’s payment terms reverted to payment of 45 calendar days from date of shipment.  As a result, our accounts receivable and working capital increased approximately $130 million during the first quarter.

  In February 2005, we signed a feasibility study agreement with Shaanxi Automobile Group Company Ltd. on the formation of a joint venture to produce Cummins ISM 11-liter heavy duty engine in China.  The feasibility study will outline the parameters of the partnership and is the final step before a joint venture agreement is signed.  Under the terms of the agreement, the partners will invest $24 million in the joint venture.  Construction of the manufacturing facility could begin as soon as the fourth quarter of 2005 with production as early as the third quarter of 2006.

  On March 1, 2005, we repaid our $225 million 6.45% Notes from available cash on the Notes maturity date.  The Notes were issued in 1998.  The payment resulted in our debt-to-capital ratio at June 26, 2005, decreasing 3.7 percent from the December 31, 2004, ratio and a reduction in our annual interest expense of approximately $7 million, net of amortization of a pre-tax gain related to the early termination of an interest rate swap agreement.

  Second-quarter and first half 2005 sales of entities consolidated under the provisions of FIN 46R were $90 million and $190 million, respectively.  Second-quarter and first half 2005 results for these entities were a $1 million loss and breakeven, respectively.

  In May 2005, we undertook a strategic reorganization designed to further promote execution and growth among Cummins business segments.  As a result of the reorganization, certain changes were required in the presentation of our segment information.   Specifically, the Fuel Systems business was moved from the Engine Segment to the Filtration and Other Segment, which was renamed the Components Segment.  Results of our North American distribution business, previously reported in the Engine Segment, were combined with the International Distributor Segment and renamed the Distribution Segment.  Prior period segment results were restated to conform to the new reorganization beginning with the second quarter.

Significant events and transactions occurring in the first half of 2004 included:

  We adopted certain provisions of FIN 46R as of March 28, 2004, which required us to consolidate the assets and liabilities of three variable interest entities previously accounted for under the equity method of accounting.  After eliminating intercompany transactions, our assets and liabilities increased $294 million and $235 million, respectively, as of March 28, 2004.  Sales and earnings for these entities were not included in our Consolidated Statements of Earnings until the second quarter of 2004.  First-quarter results for these entities were reported as “Equity, royalty and other income from investees” in our Consolidated Statements of Earnings and were not material.

RESULTS OF OPERATIONS

Net Sales

Net sales for our business segments during the comparative interim periods follow:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Engine	$ 1,667	$ 1,374	$ 3,147	$ 2,501
Power Generation	493	460	920	829
Components	511	445	984	860
Distribution	297	253	550	424
Elimination of intersegment revenue	(478)	(408)	(903)	(719)
Total consolidated net sales	$ 2,490	$ 2,124	$ 4,698	$ 3,895

All four business segments had increased sales in the second quarter of 2005 compared to the second quarter of 2004 with increased demand across nearly every market segment.

  Engine sales increased 21 percent compared to the same period last year primarily due to higher shipments of heavy-and medium-duty truck and bus engines and higher engine volumes for industrial and stationary power applications partially offset by lower engine shipments to Chrysler for the Dodge Ram truck.  Engine sales to automotive markets were 19 percent higher compared to the same period last year with increased demand in all market segments except Chrysler and RV.

  Power Generation sales increased 7 percent compared to the same period last year, buoyed by strong demand for commercial generator sets, generator drives and alternators partially offset by lower sales to the consumer market.

  Components sales were up 15 percent with higher aftermarket sales to North America, Latin American and Europe and increased demand for turbochargers at our Holset subsidiary where sales increased 22 percent.

  Distribution sales increased 17 percent compared to the same period last year with increased engines and part sales and strong demand for power generation products.

For the first half of 2005, Engine sales were up 26 percent compared to the same period last year, as most automotive market segments experienced strong demand.  Power Generation sales were up 11 percent for the first half of 2005 with increases in North America, Europe, and the Middle East.  Components sales increased 14 percent in the first half of 2005 compared to a year earlier reflecting strong demand from first fit OEMs and aftermarket channel.  Sales in Distribution increased 30 percent year-over-year with improvement across most geographic regions including increased demand for power generation products internationally.

Gross Margin

Our gross margin was $550 million in the second quarter of 2005 compared to $428 million in the same period last year, or an increase of $122 million, or 29 percent.  Related gross margin percentages were 22.1 percent and 20.2 percent, respectively.  The increase in gross margin and gross margin percent resulted from the following:

  higher sales volumes across all of our business segments, including favorable absorption impact on fixed manufacturing costs and favorable sales mix ($114 million),

  pricing actions to offset higher material costs ($33 million),

  higher material costs for steel and other materials ($42 million),

  favorable impact of foreign currency translation ($6 million), and other costs and expenses, ($11 million), none of which were material.

Product coverage expense was 2.8 percent of sales in the second quarter of 2005 compared to 3.3 percent of sales a year ago.

Gross margin for the first half of 2005 was $1.0 billion, or 21.4 percent of net sales, compared to $773 million, or 19.8 percent of net sales, in the same period last year.  The increase in year-over-year gross margin of $233 million, or 30 percent, was a net result of the following:

  higher sales volumes, particularly to North American automotive markets and favorable sales mix, related absorption benefit on fixed manufacturing costs ($220 million),

  pricing actions to offset higher material costs ($65 million),

  consolidation of entities under FIN 46R ($24 million),

  higher material costs for steel and other commodities ($81 million),

  lower product coverage costs ($7 million),

  favorable impact of currency exchange rates ($8 million), and other volume related costs and expenses, including premium freight charges and overtime ($10 million).

Product coverage expense for the first six months of 2005 was 2.7 percent of sales compared to 3.5 percent of sales for the same period last year.

Selling and Administrative Expenses

Selling and administrative expenses were $287 million, or 11.5 percent of net sales in the second quarter of 2005 compared to $251 million, or 11.8 percent of net sales in the second quarter of 2004, or an increase of $36 million, or 14 percent.  Approximately $26 million of the increase was related to selling expenses (including $4 million from foreign currency translation) and $10 million was related to administrative expenses (including $1 million from foreign currency translation).  The increase included $7 million from the consolidation of entities under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K)

The increase in selling expenses resulted from:

  higher compensation and fringe benefit expenses, including variable compensation ($10 million),

  advertising and other marketing program expense ($3 million),

  higher freight and warehouse costs ($3 million), and

  other volume variable expenses that individually were not significant.

The increase in administrative expenses was attributable to:

  increased compensation and fringe benefit expenses, including variable compensation ($11 million),

  increase in consulting fees for information technology projects ($2 million), and higher bad debt expense ($2 million), partially offset by lower insurance expense ($2 million) and other expenses that individually were not significant.

Bad debt expense in the second quarter of 2004 was unusually low due to a recovery from a customer emerging from bankruptcy.

Selling and administrative expenses during the first half of 2005 were $546 million (11.6 percent of net sales), compared to $474 million (12.2 percent of net sales), in the same period last year.  The increase of $72 million, or 15 percent, resulted from the following:

  higher compensation expense and fringe benefits from incremental staffing, including variable compensation ($48 million),

  increased consulting fees from information technology projects ($5 million),

  increased program marketing expenses ($3 million), and

  other expenses that individually were not significant.

The impact of foreign currency translation, driven primarily by the U.K. Pound Sterling, Australian Dollar and the Indian Rupee increased selling and administrative expenses $9 million in the first half of 2005 compared to 2004.  In addition, approximately $18 million of the increase in selling and administrative expenses for the first half of 2005 resulted from acquisitions and consolidating entities under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K).

Research and Engineering Expenses

Total research and engineering expenses were $73 million, or 3.0 percent of net sales in the second quarter of 2005, compared to $59 million, or 2.8 percent of net sales, in the second quarter of 2004, or an increase of $14 million, or 24 percent.  A majority of the increase resulted from:

  increased compensation and fringe benefit expenses ($2 million),

  higher spending on 2007 heavy-duty and medium-duty on-highway engine product development programs ($8 million), and other general research and development expenses, none of which were individually significant.

Research and engineering expenses during the first half of 2005 were $136 million (2.9 percent of net sales) compared to $115 million (2.9 percent of net sales) in the same period last year, or an increase of $21 million, or 18 percent.  A majority of the increase was attributable to the following:

  increased compensation and fringe benefit expense, including variable compensation ($4 million),

  higher spending on prototype development for future products ($16 million), and other research and development expenses that individually were not significant.

The impact of foreign exchange rates on research and engineering expenses was $1 million in the second quarter of 2005 compared to the second quarter of 2004.

Included in the year-to-date increase was approximately $1 million attributable to the impact of foreign currency translation and $2 million from consolidating entities under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K).

Equity, Royalty and Other Income from Investees

Earnings from joint ventures and equity method investees were $35 million in the second quarter of 2005, compared to $29 million in the second quarter of 2004, or an increase of $6 million, or 21 percent.  The increase was attributable to:

  higher earnings at DCEC, ($5 million), Chongqing Cummins Engine Company Ltd. (CCEC), ($2 million), and North American distributor joint ventures ($1 million), and various others ($2 million),

  partially offset by lower earnings from Komatsu Cummins Engine Company (KCEC), ($1 million) and lower income from royalty and technical fees, down $3 million in the second quarter of 2005 compared to the second quarter of 2004.

Royalty and technical fees in the second quarter of 2004 were higher compared to the second quarter of 2005 due to a one-time $2 million accrual of royalty fees from a China joint venture.

For the first half of 2005, earnings from joint ventures and equity method investees were $66 million, compared to $47 million in the same period last year, or an increase of $19 million, or 40 percent.  The increase resulted from earnings improvement at most of our joint ventures, including:

  DCEC, ($12 million), CCEC ($5 million) and our North American distributor joint ventures ($2 million),

  partially offset by lower earning at KCEC ($2 million).

Income from royalty and technical fees during the first six months of 2004 were $6 million compared to $7 million in the same period last year, including the one-time $2 million accrual discussed above.

Interest Expense

Interest expense was $28 million in the second quarter of 2005, an increase of $1 million compared to $27 million in the second quarter of 2004.  The increase was attributable to interest expense on capital leases for power generation equipment ($2 million) and short-term international borrowings partially offset by lower interest expense from the repayment of long-term debt in the first quarter.

Interest expense for the first half of 2005 was $56 million compared to $54 million in the first half of 2004, or an increase of $2 million.  The increase in interest expense was attributable to interest expense on capital leases related to power generation equipment ($4 million) and the consolidation of entities under the provisions of FIN 46R ($2 million) partially offset by lower interest expense from repayment of long-term debt in the first quarter.

                Cash payments of interest during the second quarter and first half of 2005 were $23 million and $61 million, respectively compared to cash payments of $21 million and $54 million during the second quarter and first half of 2004.

Other (Income) Expense, net

Other (income) expense, net was $10 million of income in the second quarter of 2005, compared to a net $1 million of income in the second quarter last year.  The increase of $9 million was primarily a result of foreign currency gains in 2005 ($4 million) and a $6 million loss on sale of assets in the second quarter last year. On a year-to-date basis, other income and expense was a net $8 million of income in 2005 compared to a net $5 million expense in 2004, or a $13 million increase.

The major components of other income and expense include gains and losses on asset sales, impairment losses, foreign currency exchange gains and losses, interest income, bank charges, royalty income and other miscellaneous income and expense items and are classified as either operating or non-operating items in Note 11 to the Consolidated Financial Statements.

 Provision for Income Taxes

Our income tax provision was $58 million in the second quarter of 2005, compared to $34 million in the second quarter of 2004.  For the first six months of 2005, our income tax provision was $92 million compared to $48 million for the first six months of 2004.  The higher 2005 tax provision reflects the increase in earnings before taxes.  Our effective income tax rate is generally less than the 35 percent U.S. corporate tax rate because of reduced taxes on export sales and research tax credits.  In addition, taxes in 2005 have been reduced by $10 million of tax benefits ($6 million in the first quarter and $4 million in the second quarter) on dividend distributions from foreign operations which will qualify for a special 85 percent deduction under The American Jobs Creation Act of 2004.  We are reviewing the possible application of these special 2005 foreign repatriation tax incentives to additional dividends that could potentially reduce our 2005 income tax provision by an additional $5 million.  Excluding these Jobs Act benefits which are recorded in the quarter the foreign dividends are determined to qualify for the deduction, our estimated effective income tax rate for 2005 is 30 percent.   The second quarter and first half of 2004 reflect an estimated annual effective tax rate of 28 percent on earnings before income taxes.

                Cash payments of federal, state and foreign income taxes were $21 million in the second quarter and $41 million in the first half of 2005 compared to $22 million in the second quarter and $35 million in the first half of 2004.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interest's share in our consolidated earnings was $8 million in the second quarter of 2005 compared to $5 million in the same period last year.  For the first half of 2005, minority interests were $12 million compared to $9 million in the first half of 2004.  The increase in minority interests was primarily from earnings at Wuxi Holset, a 55 percent owned-subsidiary, Cummins India Limited, a 51 percent owned-subsidiary, and Cummins Eastern Canada, an entity consolidated under the provisions of FIN 46R.

BUSINESS SEGMENT RESULTS

We have four reportable business segments: Engine, Power Generation, Components and Distribution. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. We evaluate the performance of each of our business segments based on earnings before interest, taxes and minority interests (Segment EBIT) and return on average net assets (Segment ROANA), excluding debt, taxes and adjustments to the minimum pension liability.

As previously announced, effective May 2, 2005, we made certain leadership changes within our management team.  In connection with these changes, certain modifications were made to our internal reporting.  These modifications are summarized below:

  The Filtration and Other Segment was renamed the Components Segment and includes operating results of the Fuel Systems business which were previously included in the Engine Segment.  Historically, the Fuel Systems business primarily transferred product within the Engine Segment at cost and those costs were eliminated from segment results.  As a result, this change does not materially impact Engine segment revenues or EBIT.  Revenues of the Components Segment were increased to reflect transfers to the Engine Segment and eliminations were increased by a corresponding amount.

  The North American Distribution business was combined with the International Distribution Segment and renamed the Distribution Segment.  Previously, the North American business was reported in the Engine and Power Generation Segments as equity from investees and also include the results of a partially owned distributor we are required to consolidate.  As a result, revenues of the Engine Segment were increased to reflect sales to the consolidated distributor that were previously eliminated and decreased for the revenues of the consolidated distributor which are now included in the Distribution Segment.  In addition, earnings from equity investees in the Engine and Power Generation Segments decreased while equity in earnings from investees in the Distribution Segment increased by a corresponding amount.

Due to the extent of intersegment sales activity and certain seasonality in inventory levels during the year, we have presented the elimination of intercompany profit in inventory resulting from intersegment transactions in the eliminations column of our segment reporting.  This presentation better aligns segment revenues with segment costs and presents segment EBIT as if each segment was an independent, stand alone entity.

        The impact of these changes on operating results and net assets by segment for the three and six month periods is shown in the table below:

Increase (decrease)
Millions	Engine	Power Generation	Components	Distribution	Eliminations

Three Months Ended March 27, 2005

Net sales	$ (15)	$ (12)	$ 70	$ 38	$ 81
Equity, royalty and other income from investees	(4)	(1)	-	5	-
Segment EBIT	3	(2)	3	8	12
Net assets	(192)	(28)	130	90	-

Three Months Ended March 28, 2004

Net sales	$ (12)	$ -	$ 68	$ -	$ 56
Equity, royalty and other income from investees	(3)	(2)	-	5	-
Segment EBIT	2	(1)	-	3	4
Net assets	(149)	(1)	123	27	-

Six Months Ended June 26, 2005

Net sales	$ (15)	$ (12)	$ 70	$ 38	$ 81
Equity, royalty and other income from investees	(4)	(1)	-	5	-
Segment EBIT	3	(2)	2	8	11

Six Months Ended June 27, 2004

Net sales	$ (31)	$ (8)	$ 144	$ 33	$ 138
Equity, royalty and other income from investees	(7)	(3)	-	10	-
Segment EBIT	1	(2)	-	9	8
Net assets	(183)	(2)	112	64	-

Following is a discussion of operating results for each of our business segments restated for the impact of the changes discussed above.  For additional segment financial information, please see Note 12 to the Consolidated Financial Statements.

Engine

                 Net sales and Segment EBIT for Engine were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Net sales	$ 1,667	$ 1,374	$ 3,147	$ 2,501
Segment EBIT	156	90	273	132

          Total net sales for Engine increased $293 million, or 21 percent, in the second quarter of 2005 compared to the second quarter of 2004.  Over 40 percent of the sales increase was from engine sales to the North American heavy-duty truck market.   Sales also increased to the medium-duty truck and bus market (up 39 percent), however light-duty automotive sales of ISB engines for the Dodge Ram truck declined 10 percent as Chrysler dealers adjusted inventory levels.  Total automotive-related engine sales increased 19 percent compared to the second quarter last year and represented 63 percent of total Engine sales compared to 64 percent last year.

Segment EBIT increased $66 million in the second quarter of 2005 compared to a year earlier.  The improved earnings were a net result of the following:

  higher gross margin from increased engine volumes and the accompanying benefits of fixed cost absorption at our manufacturing plants ($66 million), favorable sales mix ($18 million), pricing actions ($17 million), favorable impact of foreign currency translation ($3 million) and other favorable efficiency and spending variances ($8 million),  partially offset by higher material costs for steel ($25 million), higher product coverage expense from increased sales volumes ($3 million) and unfavorable mix due to a decrease in lower horsepower engines sales ($7 million), partially offset by claims experience on previously shipped engines and supplier recoveries ($9 million), increase in selling and administrative expenses ($17 million), increase in research and engineering expenses, primarily related to 2006 and 2007 product development costs ($13 million), increase in earnings from joint ventures ($3 million), primarily driven by higher volumes at our China joint ventures, DCEC and CCEC, and increase in other income ($7 million), primarily foreign currency translation.

For the first half of 2005, Segment EBIT was $273 million, compared to $132 million in the same period last year.  The overall increase in earnings was largely driven by the economic recovery, with higher engine volumes across all markets and the accompanying gross margin benefits of higher absorption of fixed manufacturing costs and pricing as well as higher earnings from joint ventures.  The improvement in year-over-year earnings for the first half of 2005 was a net result of the following:

  increase in gross margin due to higher engine volumes and fixed cost absorption ($128 million), favorable sales mix ($32 million), pricing actions ($31 million), favorable impact of foreign currency ($8 million), consolidation of entities under FIN 46R ($14 million), partially offset by higher steel prices ($45 million), and other variable expenses ($6 million), lower product coverage expense due to favorable claims experience on previously shipped engines partially offset by higher costs from increased volumes ($6 million),

  higher selling and administrative expenses ($29 million), including $9 million from the consolidation of entities under FIN 46R,

  increase in research and engineering expenses, primarily 2006 and 2007 product development costs ($20 million),

  increase in joint venture earnings ($13 million), primarily DCEC, and increase in other income ($9 million), primarily foreign currency translation and lower investment write-downs.

A summary and discussion of net sales for Engine by market application follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Heavy-duty Truck	$ 553	$ 427	$ 1,047	$ 769
Medium-duty Truck and Bus	228	164	419	309
Light-duty Automotive	269	291	524	562
Total automotive	1,050	882	1,990	1,640
Industrial	458	360	857	633
Stationary Power	159	132	300	228
Total net sales	$ 1,667	$ 1,374	$ 3,147	$ 2,501

Shipments of engines in the second quarter of 2005 increased 9,600 units, or 8 percent compared to the second quarter of 2004. Shipments to automotive related markets increased 7 percent, shipments to industrial markets were up 8 percent and shipments of engines for power generation applications increased 20 percent.

A summary of shipments by engine classification (including unit shipments to Power Generation) is shown below:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Midrange	101,800	98,300	92,700	178,000
Heavy-duty	27,500	22,100	52,400	38,000
High-horsepower	3,800	3,100	6,900	5,300
Total engine shipments	133,100	123,500	252,000	221,300

Heavy-duty Truck

Engine and part sales to the heavy-duty truck market increased $126 million, or 30 percent, in the second quarter of 2005 compared to the same period last year.  The increase was primarily attributable to the continuing strong recovery in the North American truck market with increased second quarter demand compared to a year ago.  Total global shipments of heavy-duty truck engines increased 27 percent in the second quarter of 2005, compared to the same period last year.  Sales of service parts increased 35 percent compared to the same period last year, and were slightly higher as a percent of total sales in the current quarter.  Unit shipments to OEMs in North America were up 26 percent compared to the same period last year driven by higher demand and higher market share while unit shipments to international locations were up 34 percent, with higher sales and increased market share to OEMs in Mexico and Asia partially offset by lower sales in Europe.

Sales to the heavy-duty truck market in the first half of 2005 increased $278 million, or 36 percent, compared to the same period last year.  Total shipments of heavy-duty truck engines increased 44 percent in the first half of 2005 compared to the same period last year with unit shipments to the North American heavy-duty truck market up 44 percent and shipments to international markets up 45 percent.  The sales increase was primarily driven by improved market share and the recovery in the North American truck market as OEMs increased build rates to meet the growing demand from truck fleets replacing aging equipment and adding capacity.

 Medium-duty Truck and Bus

Medium-duty truck and bus revenues increased $64 million, or 39 percent, in the second quarter reflecting strong OEM demand.  Unit shipments to the U.S. and Canadian medium-duty truck market were up 46 percent compared to last year primarily due to increased market size, while shipments to international markets increased 14 percent, due to strong demand from Latin American and European OEM’s.  Sales of bus engines and parts increased 42 percent in the second quarter of 2005 compared to 2004, with strong demand from North American OEMs with shipments up 56 percent and shipments to international OEMs up 30 percent with strong demand in Europe and Latin America.

Medium-duty truck and bus revenues in the first half of 2005 were up $110 million, or 36 percent, compared with the same period last year, driven primarily from increased demand from truck and bus OEMs in North American and international markets.  Shipments of medium-duty truck engines increased 26 percent compared to the first half of 2005 and shipments of bus engines were up 29 percent compared to the same period.

Light-duty Automotive

Sales to the light-duty automotive market decreased $22 million, or 8 percent, in the second quarter of 2005, compared to a year ago and total shipments were down 8 percent.  Most of the decline resulted from reduced shipments to DaimlerChrysler for the Dodge Ram truck, down 4,100 units, or 10 percent compared to the same period last year, as dealers adjusted inventory levels ahead of the 2006 model year introduction.  Engine shipments to DaimlerChrysler were 36,400 in the second quarter of 2005 compared to 40,500 in the second quarter a year ago.  Sales to recreational vehicle OEMs and other light-duty automotive OEM’s decreased 10 percent in the second quarter of 2005 compared to the same period last year with shipments down 14 percent due to lower demand in this market.

Sales of light-duty automotive engines decreased $38 million, or 7 percent, in the first half of 2005, compared to the same period last year.  Most of the decrease was a result of lower sales of engines for the Dodge Ram truck with shipments down 11 percent in the first half of 2005 compared to the same period last year.  Engine shipments to recreational vehicle (RV) OEMs increased 2 percent in the first half of 2005 compared to the same period last year with demand falling off in the second quarter.

Industrial

Total engine and part sales to the construction, mining, marine, agriculture, government, oil and gas and rail markets increased $98 million, or 27 percent, compared to the same period last year.  Unit shipments increased 8 percent during the same period reflecting a change in sales mix to higher-priced engines and increased part sales.  Approximately 57 percent of engine shipments were to North American markets and 43 percent to international markets in the second quarter of 2005, compared to 52 percent and 48 percent, respectively, in 2004.   Overall growth in industrial markets was driven by strong demand in the capital goods sector as the economy continues to expand.  The increase in sales compared to a year ago resulted from the following:

  construction equipment market, representing 46 percent of total industrial sales, increased 18 percent, with shipments to North American OEMs and distributors up 22 percent and shipments to international OEMs essentially flat, mining equipment market, mainly high-horsepower engines to manufacturers of large mine haul trucks, increased 45 percent, with shipments to North American OEMs up 47 percent and shipments to international OEMs up the same percent, primarily driven by higher coal and metal prices in Europe and Russia and strong demand from Asia.  Engine and parts sales in this market segment represented 22 percent of total industrial sales, commercial marine market, representing 13 percent of industrial sales, increased 43 percent, driven by a favorable sales mix of high-horsepower engines to ship builders in East Asia and strong demand from North American distributors, agricultural equipment OEMs, representing 12 percent of industrial sales, increased 23 percent, primarily due to strong part sales with engine shipments to North American OEMs down 2 percent and shipments to international markets down 44 percent, primarily to OEMs in Latin America, government markets, primarily for use in military applications, increased 42 percent primarily from strong parts sales as shipments were up 12 percent, oil and gas equipment market increased significantly from a low base as our QSK engine continues to be well received in this relatively new market, and rail equipment OEMs, primarily railcar builders in Europe and Asia, were down 18 percent primarily due to the completion of a major contract with a large European OEM and lower demand in Asia.

For the first half of 2005, Industrial sales were up $224 million, or 35 percent, compared to the same period last year, primarily due to strong demand across most market segments as the capital goods sector of the economy recovers.  The engine sales increase was split between domestic and international locations with sales to domestic OEMs up 49 percent and sales to international OEMs up 18 percent, with strong engine sales to construction OEMs in both markets, up 19 percent globally compared to the same period last year.

 Stationary Power

                Sales of engines for commercial stationary power equipment were $159 million in the second quarter of 2005 compared to $132 million in the second quarter of 2004, or an increase of $27 million, or 20 percent.   These sales represent purchases made by our Power Generation Segment and are eliminated in our Consolidated Statements of Earnings.

For the first half of 2005, sales of engines for commercial stationary power equipment were $300 million compared to $228 million in the same period last year, or an increase of $72 million, or 32 percent.   These sales were purchases made by our Power Generation Segment and are eliminated in our Consolidated Statements of Earnings.

Power Generation

            Net sales and Segment EBIT for Power Generation were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Net sales	$ 493	$ 460	$ 920	$ 829
Segment EBIT	35	18	50	23

Net sales for Power Generation increased $33 million, or 7 percent, compared to the second quarter of 2004.  A majority of the increase was driven by strong demand in the alternator business and the commercial generator drive (g-drive) and generator set (g-set) markets.  The increase in sales was a result of the following:

  commercial g-drive units were up 29 percent with increased demand in Europe, North America, Mexico, and the Middle East,

  g-set units increased 25 percent with increased sales to customers in the Middle East, Latin America and Asia with particularly strong demand from China,

  alternators were up 43 percent driven by strong demand from Europe and the Middle East,

  consumer mobile/RV market decreased 9 percent, and

  other power electronic products and our Energy Solutions business increased 6 percent.

               The variance between the increase in the commercial business and the overall sales increase is a result of a decline in parts sales that are now reflected in Engines Segment revenues.

A summary of Power Generation engine shipments by engine category follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Midrange	5,100	4,100	9,700	7,200
Heavy-duty	1,800	1,600	3,300	2,900
High-horsepower	2,100	1,800	4,000	3,200
Total unit shipments	9,000	7,500	17,000	13,300

                Total Power Generation engine shipments increased 1,500 units, or 20 percent, compared to the second quarter of 2004.

•	Unit shipments of power generation equipment with midrange engines increased 1,000 units, or 24 percent:
	— —	g-drive midrange powered units increased 35 percent, and midrange powered g-sets increased 11 percent.

•	Unit shipments of power generation equipment with heavy-duty engines increased 200 units, or 13 percent:
	— —	g-drive heavy-duty powered units increased 15 percent, and heavy-duty powered g-sets increased 16 percent.

•	Unit shipments of power generation equipment with high-horsepower engines increased 300 units, or 17 percent:
	——	high-horsepower g-drive units increased 8 percent, and high-horsepower g-sets increased 25 percent year-over-year, primarily due to strong demand in Middle East, India and China.

Segment EBIT for Power Generation increased $17 million in the second quarter of 2005, almost twice that of segment EBIT a year ago.  A majority of the improvement was attributable to strong alternator and commercial g-drive volumes driven by the market recovery and increased capital goods spending, pricing actions and cost reduction initiatives.  The following contributed to the improvement  in segment EBIT:

  higher gross margin from increased sales volume ($7 million), pricing actions ($11 million) and the consolidation of entities under FIN 46R ($5 million), partially offset by commodity cost increases for steel and copper ($7 million), and other variable costs ($3 million), none of which were  individually material, selling, administrative and research and engineering expenses were flat,

  improved earnings at joint ventures ($1 million), and

  increase in other income ($3 million), primarily commissions.

For the first half of 2005, Power Generation Segment EBIT increased $27 million compared to the same period last year.  Segment EBIT increased primarily from the following:

  increase in gross margin from higher sales volume and related absorption benefits ($18 million), pricing actions ($23 million), the consolidation of entities under FIN 46R ($10 million), partially offset by higher commodity costs ($16 million), and other variable costs ($8 million) none of which were individually material, increased selling, administrative and research and engineering expenses ($5 million)

  higher earnings from joint ventures ($3 million), and
  increase in other income from the sale of rental equipment and commissions, partially offset by foreign currency translation ($4 million).

Components

            Net sales and Segment EBIT for Components were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Net sales	$ 511	$ 445	$ 984	$ 860
Segment EBIT	21	24	44	48

Components sales increased $66 million, or 15 percent, in the second quarter of 2005 with all geographic regions experiencing volume increases and strong aftermarket sales activity, compared to the second quarter of 2004.  The increase in sales was a result of the following:

  filtration and exhaust product sales in the U.S. increased 12 percent while international sales increased 21 percent with strong demand across all regions,

  sales of our Holset turbocharger subsidiary increased 25 percent in the second quarter of 2005, compared to the same period last year with higher aftermarket sales to OEMs, and increased sales to joint ventures, particularly China, and revenues from the newly integrated Fuel Systems business increased 4 percent compared to a year ago.

Approximately $2 million of the sales increase was related to favorable movement in foreign currency exchange rates, primarily the Euro and U.K. Pound Sterling.

For the first half of 2005, revenues were up $124 million, or 14 percent.  Geographically, sales of filtration and exhaust products increased in most regions with sales up 10 percent in the U.S. in the first half of 2005 and international sales up 15 percent compared to the same period last year.  Revenues from the Holset turbocharger business were up 28 percent in the first half of 2005 compared to the same period last year while revenues from the Fuel Systems businesses increased 4 percent.

Segment EBIT for Components decreased $3 million, or 13 percent, in the second quarter of 2005, compared to the same period last year due to the following:

  higher sales volume in filtration and turbocharger businesses contributed an incremental $14 million in gross margin, including a $2 million favorable impact of foreign currency and $2 million from pricing but was partially offset by higher steel prices used in manufacturing filters and exhaust products, production inefficiencies from capacity constraints and premium freight charges ($10 million), increased selling, administrative and research and engineering expenses ($5 million), primarily research expenditures for our Emissions Solutions exhaust business. We expect higher research and engineering expenses for this segment due to the critical nature of exhaust and turbocharger businesses in anticipation of the 2007 emissions changes.

  reduction in other income ($2 million).

 For the first half of 2005, Segment EBIT decreased $4 million, or 8 percent, compared to the same period last year.  A majority of the decrease was a net result of the following:

  increase in gross margin due to higher volumes and absorption benefit ($26 million), partially offset by higher commodity prices, production inefficiencies from capacity constraints and premium freight charges ($20 million), higher selling, administrative and research and engineering expenses ($9 million), and decrease in other income ($2 million).

Distribution

            The net sales and Segment EBIT for Distribution were as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
Net sales	$ 297	$ 253	$ 550	$ 424
Segment EBIT	26	20	46	31

Net sales for Distribution increased $44 million, or 17 percent, in the second quarter of 2005, compared to the same period last year.   The increase in sales was a result of the following:

  engine sales, representing approximately 38 percent of the sales increase, were strong across most distributor locations with higher sales in Europe and Australia.

  sales of parts and service, representing 30 percent of the sales increase, were up at most distributor locations compared to a year ago, and power generation equipment sales were relatively flat during the quarter with increases at distributorships in the Middle East and Europe offset by declines in Asia.

Approximately $8 million of the sales increase were sales of a recently acquired distributor in Europe and $7 million was attributable to the favorable impact of foreign currency exchange rates.

For the first six months of 2005, sales were up $126 million, or 30 percent, compared to the same period last year.  Sales of engines, parts and service at distributorships were strong during the first half of 2005 in nearly all geographic areas, particularly Europe, Middle East and Australia partially offset by lower sales in East Asia.

Segment EBIT for Distribution for the second quarter of 2005 increased $6 million, or 30 percent, compared to the same period last year.  The increase in earnings was attributable to the following:

  improved gross margins from higher sales volume of engines, parts and service and power generation equipment ($12 million), pricing actions ($3 million), favorable sales mix from stronger parts and service sales ($2 million) and favorable currency impact ($1 million), higher earnings from equity investees ($2 million) and other income ($1 million), partially offset by increased selling and administrative expenses ($15 million), primarily due to acquisitions and new branch openings in Europe.

On a year-to-date basis, segment EBIT for Distribution increased $15 million, or 48 percent, compared to last year.   The increase in earnings was a result of the following:

  higher gross margins from higher sales volumes of engines, parts and service and power generation equipment, pricing actions and currency impact ($41 million),

  increased earnings from equity investees ($3 million) and other income ($2 million), partially offset by higher selling and administrative expenses ($31 million), primarily from acquisitions, new branch openings and dealer development support.

 Geographic Markets

Sales to U.S. markets in the second quarter and first half of 2005 comprised 49 percent and 50 percent of total sales, respectively, compared to 52 percent and 53 percent, respectively, a year ago.  Sales to international markets in the second quarter and first half were 51 percent and 50 percent of total sales, respectively, compared to 48 percent and 47 percent, respectively, a year ago.  A summary of net sales by geographic territory for the comparative interim periods follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
Millions	2005	2004	2005	2004
United States	$ 1,231	$ 1,114	$ 2,361	$ 2,072

Asia/Australia	437	408	795	701
Europe/CIS	355	249	683	485
Canada	186	136	342	234
Mexico/Latin America	174	131	321	253
Africa/Middle East	107	86	196	150
Total international sales	1,259	1,010	2,337	1,823
Total sales	$ 2,490	$ 2,124	$ 4,698	$ 3,895

Sales in the United States increased $117 million, or 11 percent, primarily on the strength of the North American heavy-duty and medium-duty truck markets and the industrial market.  Engine sales to the North American heavy-duty truck market, a majority of which are U.S. based sales, increased 25 percent, compared to the second quarter of 2004.  Engine sales to the medium-duty truck market in North America increased 44 percent during the same period and industrial engine sales were up 30 percent.  Sales of power generation equipment in North America, primarily g-sets, increased 21 percent in the second quarter of 2005, compared to 2004.

                The $249 million, or 25 percent, increase in international sales by geographic markets in the second quarter of 2005 compared to the second quarter of 2004 resulted from the following:

  Asia/Australia, representing 35 percent of international sales and 18 percent of total sales increased $29 million, or 7 percent, primarily from increased demand for heavy-duty truck engines, power generation equipment, and engines for marine and mining applications,

  Europe/CIS, representing 28 percent of international sales and 14 percent of total sales in the second quarter of 2005, increased $106 million or 43 percent, primarily due to strong sales at distributor locations, higher medium-duty truck engine sales, increased sales for construction and mining markets and increased sales of power generation equipment, partially offset by lower sales of heavy-duty truck engines,

  Canada, representing 15 percent of international sales and 7 percent of total sales, increased $50 million, or 37 percent, driven by higher heavy-duty and midrange automotive sales,

  Mexico/Latin America, representing 14 percent of international sales and 7 percent of total sales, increased $43 million, or 33 percent, primarily from increased engine sales to heavy-duty and medium-duty truck OEMs and bus OEMs, and

  Africa/Middle East, representing 8 percent of international sales and 4 percent of total sales increased $21 million, or 24 percent, primarily driven by increased sales of engines, parts and service and power generation equipment at our Dubai and South Africa distributors.

                For the first half of 2005, sales in the U.S. increased $289 million, or 14 percent, compared to the first half of 2004, largely on the strength of the North American heavy-duty and medium-duty truck markets, where shipments were up 44 percent and 46 percent, respectively and strong demand from industrial markets where shipments increased 52 percent.

                International sales increased $514 million, or 28 percent, in the first half of 2005 compared to 2004 and resulted from the following:

  Asia/Australia increased 13 percent on strong demand for heavy-duty truck engines, power generation equipment and bus engines.

  Europe/CIS increased 41 percent, primarily from higher engine and part sales at distributors, and increased medium-duty truck engine sales and power generation equipment,

  Canada increased 46 percent driven by heavy-duty and medium-duty engine sales,

  Mexico/Latin America increased 27 percent on strong demand for heavy-duty and medium duty engines, and

  Africa/Middle East increased 31 percent due to higher engine and part sales at distributorships and strong demand for power generation equipment.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash provided by continuing operations is a major source of funding our working capital requirements. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we use periodic borrowings, primarily from our receivable sales program and our revolving credit facility, to fund working capital requirements.  As of June 26, 2005, there were no borrowings outstanding under our receivable sales program or our revolving credit facility.

We believe cash generated from operations, our credit facility arrangements and our accounts receivable program provide us with the financial flexibility required to satisfy future short-term funding requirements for working capital, debt service obligations, capital spending, dividend requirements and projected pension funding.  On March 1, 2005, we repaid our 6.45% Notes with a principal amount of $225 million from cash and cash equivalents.  With the exception of payments required under various operating and capital leases, principal and interest payments on notes issued by a consolidated VIE and our pension funding commitments, there are no major fixed cash payment obligations occurring until 2010 when our $250 million 9.5% Notes mature.

Cash Flow Summary

For the six months ended June 26, 2005, cash and cash equivalents decreased $207 million as detailed below:

	Three Months Ended
	June 26,	June 27,
Millions	2005	2004
Net cash provided by operating activities	$ 155	$ 252
Net cash used in investing activities	(76)	(78)
Net cash (used in) provided by financing activities	(280)	41
Effect of exchange rate changes on cash and cash equivalents	(6)	(1)
Net (decrease) increase in cash and cash equivalents	$ (207)	$ 214

Operating Activities.  Net cash provided from operations declined $97 million in the first half of 2005, compared to the same period last year, primarily due to changes in working capital ($345 million) partially offset by an increase in net earnings ($123 million), deferred income tax expense ($66 million) and other ($41 million, net).  Working capital used a net $348 million of cash in the first half of 2005 compared to a net use of $3 million in the first half of 2004, or a net increase in cash used for working capital of $345 million.  The net change in working capital compared to the first half of 2004 resulted primarily from higher accounts receivable ($124 million), lower inventory ($60 million), and net decreases in accounts payable ($151 million) and accrued expenses ($130 million).  The majority of the increase in accounts receivable was a result of a major customer discontinuing its trade payables program effective January 2005 which previously allowed for accelerated payment terms and a higher mix of international receivables which typically have longer collection periods.  The net reduction in accounts payable was from a larger ramp-up in production during 2004 and the decrease in accrued expenses was driven by a larger payout of variable compensation in the first quarter of 2005.

Investing Activities.  Cash used in investing activities was $76 million during the first half of 2005 compared to $78 million a year ago, or a net increase in cash of $2 million.  The increase was primarily due to a reduction in advances to equity investees ($17 million), a decrease in business acquisitions ($16 million) and higher proceeds from asset disposals ($8 million) offset by increased capital expenditures ($41 million).

Capital spending was $78 million in the first half of 2005 compared to $37 million in the first half of 2004.  We currently expect capital expenditures for 2005 to range from $220 million to $240 million.  Capital spending activity in 2005 is primarily for capacity increases, manufacturing equipment and tooling for new products.

Financing Activities.  Financing activities used $280 million in the first half of 2005 and provided $41 million of cash in the same period last year, or a net decrease in cash of $321 million.  Most of the use was from payments on our $225 million 6.45% Notes that matured in March 2005 and other debt and capital lease payments, a decrease in cash proceeds due to a lower number of exercised stock options in 2005 compared to 2004 ($60 million), partially offset by an inflow of cash proceeds from higher borrowings ($36 million).

Cash and cash equivalents were $404 million at the end of the first half of 2005, or 29.5 percent of total debt, compared to $611 million, or 37.6 percent of total debt, at the beginning of the year.  Cash and cash equivalents at the end of the first half were $82 million higher compared to the same period last year but $207 million lower than the beginning of the year.

Available Credit Capacity

Available credit capacity included the following:

June 26,
Millions	2005
Revolving credit facility	$ 534
International credit facilities accessible by local entities	80
International credit facilities accessible by corporate treasury	37
Accounts receivable	200
Total available credit capacity	$ 851

                Our total debt at June 26, 2005 was $1.368 billion, compared to $1.626 billion at December 31, 2004 and $1.588 billion at June 27, 2004.  Total debt as a percentage of total capital, including total debt, was 46.0 percent at June 26, 2005, compared to 53.7 percent at December 31, 2004 and 58.5 percent at June 27, 2004.  Based on projected cash flows from operations and existing credit facilities, we believe our liquidity is sufficient to meet anticipated working capital, capital expenditures, debt, dividend requirements and pension funding in the foreseeable future.

Working Capital Summary

	June 26,	December 31,	June 27,
Millions	2005	2004	2004
Current assets	$ 3,397	$ 3,256	$ 2,822
Current liabilities	2,083	2,180	2,046
Working capital	$ 1,314	$ 1,076	$ 776
Current ratio	1.63	1.49	1.38
Days’ sales in receivables	55	49	50
Inventory turnover	7.2	7.5	7.6

                Most of the deterioration in days’ sales in receivables between year-end and second quarter resulted from a higher mix of international receivables which typically have longer collection periods and a termination in accelerated payment terms from a major customer.

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements contain restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There have been no events in the first or second quarters of 2005 to impede our compliance with these covenants.

Our current ratings and ratings outlook from each of the credit rating agencies are shown in the table below.  On July 1, 2005, Fitch Ratings upgraded our senior unsecured notes to BB+ from BB- and maintained a stable outlook.  On July 28, 2005, Standard & Poor's raised its corporate ratings to BBB-, or investment grade, from BB+ and maintained a stable outlook.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Ba2	Non-prime	Stable
Standard & Poor's	BBB-	WR	Stable
Fitch	BB+	BB+	Stable

We believe our focus on improving earnings, generating positive cash flow and reducing debt is helping us achieve our goal of returning to investment grade status in the financial community.

Revolving Credit Facility

In December 2004, we entered into a new revolving credit facility that replaced our prior revolving credit facility scheduled to expire in November 2005. The new revolving credit facility provides for aggregate unsecured borrowings of up to $650 million on a revolving basis for a period of five years.  The terms and conditions and financial covenants of the revolving credit facility are discussed in the “Liquidity and Capital Resources” section of our 2004 Annual Report on Form 10-K. As of June 26, 2005, there were $116 million in letters of credit outstanding against this facility, no borrowings and we were in compliance with all covenants of the credit agreement.

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a new three year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Consolidated Balance Sheets. The maximum interest in sold receivables outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in the agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as those described above under our revolving credit facility. The interest in receivables sold to the financial institution in the first half 2005 was not significant and as of June 26, 2005, there were no amounts outstanding under this program.

Power Rent Business

In 1999, Power Generation entered into an ongoing leasing program in which it built and sold power generation equipment to a financial institution and leased the equipment and related components back under a three-month, noncancelable lease arrangement with subsequent renewals on a monthly basis up to a maximum of 36 months. The equipment was sold at cost and pursuant to lease accounting rules; the excess of the fair value of the equipment sold over its cost was recognized as prepaid rent and reflected the normal profit margin that would have been realized at the time of sale. The margins on the equipment sales were deferred and the leases recorded as operating leases. The prepaid rent was amortized ratably over the accounting lease term. Upon termination of the leases through a sale of the equipment to a third party, the previously deferred margins on the sale to the financial institution were recorded as income. We sublease the equipment to customers under short-term rental agreements with terms that vary based upon customer and geographic region. In June 2004, the master lease agreement associated with this arrangement was amended to allow deployment of the equipment in countries other than the U.S. The amendment required us to retain full residual risk on the equipment’s value at the end of the non-cancelable lease term. As a result of this amendment, the leases under this program were classified as capital leases. At the end of the non-cancelable lease term, we may either (1) extend the lease term for an additional period, (2) repurchase the equipment at the current guaranteed value, or (3) arrange for a sale of the equipment to a third party and pay the difference between the guaranteed value and the proceeds recovered from the sale.

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

The financial impact of amending these leases, which represent the majority of the equipment under lease in our PowerRent program, resulted in an increase in our capital lease obligations by the present value of: (1) the remaining minimum lease payments, plus (2) any guaranteed residual or repurchase obligation at the time of amendment. In addition, the amount of our property, plant and equipment was increased by the same amount, reduced for the remaining deferred gains associated with the original sale-leaseback discussed above. The equipment is being depreciated over its expected remaining useful life. The increase in our property, plant and equipment at the time of the lease amendments was $104 million. The balance of the capital lease obligations related to these programs at June 26, 2005, was $71 million.

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

The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of June 26, 2005, we had $7 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $131 million.

Residual Value Guarantees

                We have various residual value guarantees on equipment leased under operating leases.  The total amount of these guarantees at June 26, 2005, was $10 million.

                Other Guarantees

                In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these guarantees was $20 million at June 26, 2005.

We also have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover its tooling costs.  If our purchases from these suppliers were to stop at June 26, 2005, the amount of the penalty would be approximately $38 million.  However, based on a current forecast of purchases, we do not anticipate paying any penalties under these contracts.

                Indemnifications

                Periodically, we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses. Common types of indemnifications include:

  product liability and license, patent or trademark indemnifications,

  asset sale agreements where we indemnify the purchaser against future environmental exposures related to the asset sold, and contractual agreements where we indemnify the counter‑party for losses suffered as a result of a misrepresentation in the contract.

                We regularly evaluate the probability of incurring costs associated with these indemnifications and accrue for probable losses.  Because the indemnifications are not related to specific liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

Related Party Transactions

A discussion of related party transactions may be found in the "Management's Discussion and Analysis" section of the Company's 2004 Annual Report on Form 10-K under the caption “Financing Arrangements for Related Parties.”

CRITICAL ACCOUNTING ESTIMATES

\A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements of our 2004 Annual Report on Form 10-K. We believe the application of our accounting policies on a consistent basis enables us to provide financial statement users with useful, reliable and timely information about our earnings results, financial position and cash flows.

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

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for product coverage programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.  A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2004 Annual Report on Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the second quarter or first half of 2005.

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

The expected long-term return on plan assets is used in calculating the net periodic pension expense. The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic expense over five years. The expected rate of return on U.S. pension plan assets used to develop our pension expense was 8.5% for the year ended December 31, 2004. The expected rate of return on non-U.S. pension plan assets was 8.08% for the year ended December 31, 2004. In 2005, we are using an expected rate of return of 8.5% for U.S pension plan assets and 7.5 % for non-U.S. pension plan assets. A lower rate of return will increase our net periodic pension expense and reduce profitability.

Our net periodic pension expense was $89 million in 2004. Our net periodic pension expense is expected to be approximately $106 million in 2005. Another key assumption used in the development of the net periodic pension expense is the discount rate. The discount rate used to develop our net periodic pension expense in the U.S. was 6.25% for the years ended December 31, 2004. The discount rate for our non-U.S. pension expense was 5.66%. We used 5.75% and 5.32% for U.S. and non-U.S. pension expense in 2005. Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension expense calculation and due to the fact that the accumulated benefit obligation (ABO) is calculated on a present value basis, changes in the discount rate assumption will impact the current ABO. An increase in the ABO caused by a decrease in the discount rate may result in additional voluntary contributions to a pension plan as our funding strategy is to fund the plan approximately 90% on an ABO basis in the U.S.

Since our last valuation in November 2004, interest rates have continued to decline.  If this trend persists into our next valuation in November 2005, it is likely our discount rate would decrease from the current 5.75%.

The table below sets forth the estimated impact on our 2005 net periodic pension expense relative to a change in the discount rate and a change in the expected rate of return on plan assets.

Impact on Pension Expense Increase (decrease)
Discount rate used to value liabilities:
0.25% increase	$ (7.9)
0.25% decrease	7.4

Expected rate of return on assets:
1% increase	(22.5)
1% decrease	22.4

The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

Accounting Pronouncements

                See Note 1 to the Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements issued but not yet effective.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2004 Annual Report on Form 10-K.  There have been no material changes in this information since the filing of our 2004 Annual Report on Form 10-K.

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

b.)            Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 26, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

            The following information is provided pursuant to Item 703 of Regulation S-K:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	-	n/a	n/a	22,237
May	198	68.00	n/a	26,140
June	1,518	69.00	n/a	24,622
Total	1,716	68.88

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

During the first half of 2005, the Company issued 1,433 shares of restricted stock as compensation to the Company's non-employee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of security holders on May 10, 2005.  There were 46,367,138 shares of common stock entitled to vote at the meeting and a total of 41,199,653 shares, or 88.9% were represented at the meeting.  Security holders voted on the following proposals:

Proposal 1:  Election of eight directors for the ensuing year.

Results of the voting in connection with the election of directors were as follows:

Director	For	Withheld
Robert J. Darnall	40,148,889	1,050,764
John M. Deutch	39,758,701	1,440,952
Alexis M. Herman	40,538,695	660,958
William I. Miller	38,846,033	2,353,620
Georgia R. Nelson	40,609,894	589,759
Theodore M. Solso	39,913,290	1,286,363
Carl Ware	40,564,897	634,756
J. Lawrence Wilson	40,151,739	1,047,914

With regard to the election of directors, votes were cast in favor of or withheld from each nominee; votes that were withheld were excluded entirely from the vote and did not affect the election.  Under the rules of the New York Stock Exchange, brokers who held shares in street names had the authority to vote on certain items when they did not receive instructions from beneficial owners.  Brokers who did not receive instructions were entitled to vote on the election of directors.  Under applicable Indiana law, a broker non-vote had no effect on the outcome of the election of directors.

Proposal 2:  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the year    2005:

            Results of the voting to ratify the appointment of PricewaterhouseCoopers were as follows:

For	Against	Abstain	Broker Non-Votes
40,461,084	423,158	315,411	0

Proposal 3:  Proposal to consider and act upon a shareholder proposal regarding the Company’s business practices in the People’s Republic of China:

                Results of the voting to consider the shareholder proposal were as follows:

For	Against	Abstain	Broker Non-Votes
3,007,725	29,445,432	3,603,456	5,143,040

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

Cummins Inc
Date: August 1, 2005

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Executive Vice President-Chief Financial Officer(Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)
37