Form 10-Q
period 2005-09-25
CUMMINS INC
filed 2005-11-02
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2005

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

            Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes _  No X

            As of September 25, 2005, there were 46,825,202 shares of common stock outstanding with a par value of $2.50 per share.

1

CUMMINS INC.  AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions, except per share amounts	2005	2004	2005	2004
Net sales (includes related party sales of $320, $182, $864 and $587, respectively)	$ 2,467	$ 2,194	$ 7,165	$ 6,089
Cost of sales (includes related party purchases of $53, $36, $144 and $222, respectively)	1,906	1,760	5,598	4,882
Gross margin	561	434	1,567	1,207
Expense and other income
Selling and administrative expenses	286	260	832	734
Research and engineering expenses	71	60	207	175
Equity, royalty and other income from investees (Note 2)	(28)	(26)	(94)	(73)
Interest expense	27	27	83	81
Other (income) expense, net (Note 11)	(8)	(5)	(16)	—
Total expense and other income	348	316	1,012	917

Earnings before income taxes and minority interests	213	118	555	290
Provision (benefit) for income taxes	61	(4)	153	44
Minority interests in earnings of consolidated subsidiaries	7	6	19	15
Net earnings	$ 145	$ 116	$ 383	$ 231

Earnings Per Share (Note 10)
Basic	$ 3.27	$ 2.71	$ 8.68	$ 5.54
Diluted	$ 2.90	$ 2.40	$ 7.70	$ 4.95

Cash dividends declared per share	$ 0.30	$ 0.30	$ 0.90	$ 0.90

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 25,	December 31,	September 26,
Millions, except par values	2005	2004*	2004
ASSETS
Current assets
Cash and cash equivalents	$ 561	$ 611	$ 421
Marketable securities	53	62	67
Receivables, net	1,413	1,039	1,111
Receivables from related parties	125	121	93
Inventories (Note 3)	1,198	1,016	998
Deferred income taxes	239	301	192
Prepaid expenses and other current assets	97	106	92
Total current assets	3,686	3,256	2,974
Long-term assets
Property, plant and equipment, net of accumulated depreciation of
$2,316, $2,277 and $2,206, respectively	1,555	1,648	1,570
Investments in and advances to equity investees	291	286	258
Goodwill (Note 4)	357	355	353
Other intangible assets, net (Note 4)	94	93	91
Deferred income taxes	689	689	711
Other assets	190	183	192
Total assets	$ 6,862	$ 6,510	$ 6,149

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings (Note 5)	$ 100	$ 327	$ 305
Accounts payable	982	823	845
Accrued product coverage and marketing expenses	319	279	300
Other accrued expenses	827	751	672
Total current liabilities	2,228	2,180	2,122
Long-term liabilities
Long-term debt	1,252	1,299	1,268
Pensions	412	466	387
Postretirement benefits other than pensions	556	570	572
Other long-term liabilities	432	386	325
Total liabilities	4,880	4,901	4,674
Commitments and contingencies (Note 8)	—	—	—
Minority interests	221	208	192

Shareholders' equity
Common stock, $2.50 par value, 150 shares authorized
48.5, 48.2 and 48.2 shares issued, respectively	121	121	121
Additional contributed capital	1,195	1,167	1,156
Retained earnings	1,207	866	760
Accumulated other comprehensive loss
Minimum pension liability	(499)	(499)	(435)
Other components, net	(83)	(41)	(83)
Common stock in treasury, at cost, 1.6, 2.2 and 2.7 shares, respectively	(65)	(88)	(108)
Common stock held in trust for employee benefit plans, 2.0, 2.2 and
2.2 shares, respectively	(98)	(104)	(106)
Unearned compensation	(17)	(21)	(22)
Total shareholders' equity	1,761	1,401	1,283
Total liabilities and shareholders' equity	$ 6,862	$ 6,510	$ 6,149

* Derived from audited financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 25,	September 26,
Millions	2005	2004
Cash flows from operating activities
Net earnings	$ 383	$ 231
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	216	199
Loss on disposals of property, plant and equipment, net	3	8
Deferred income tax provision (benefit)	71	(23)
Equity in earnings of investees, net of dividends	(12)	(10)
Minority interests in earnings of consolidated subsidiaries	19	15
Pension expense	80	68
Pension contributions	(121)	(115)
Stock-based compensation expense	11	12
Tax benefit on stock options exercised	7	21
Amortization of gain on terminated interest rate swaps	(1)	(5)
Translation and hedging activities	8	(11)
Changes in certain current assets and liabilities:
Receivables	(405)	(250)
Inventories	(196)	(212)
Other current assets	8	2
Accounts payable	175	253
Accrued expenses	103	179
Changes in long-term liabilities	49	(3)
Other, net	(13)	9
Net cash provided by operating activities	385	368

Cash flows from investing activities
Capital expenditures	(121)	(78)
Investments in internal use software	(25)	(23)
Proceeds from disposals of property, plant and equipment	13	7
Investments in and advances to equity investees	(4)	(19)
Acquisition of businesses, net of cash acquired	(2)	(18)
Investments in marketable securities – acquisitions	(89)	(81)
Investments in marketable securities – liquidations	98	99
Other, net	5	—
Net cash used in investing activities	(125)	(113)

Cash flows from financing activities
Proceeds from borrowings	65	9
Payments on borrowings and capital lease obligations	(344)	(41)
Net borrowings under short-term credit agreements	1	12
Distributions to minority shareholders	(16)	(5)
Proceeds from issuing common stock	27	125
Dividend payments on common stock	(42)	(40)
Other, net	4	(1)
Net cash (used in) provided by financing activities	(305)	59
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)

Net (decrease) increase in cash and cash equivalents	(50)	313
Cash and cash equivalents at beginning of the year	611	108
Cash and cash equivalents at end of the period	$ 561	$ 421
Cash payments for:
Interest	$ 92	$ 90
Income taxes	$ 68	$ 65

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

The unaudited Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three and nine month interim periods ended September 25, 2005 and September 26, 2004. All such adjustments are of a normal recurring nature. The Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. Each interim period contains 13 and 38 weeks, respectively. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period financial statements.

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

You should read these interim financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2004. Our interim period financial results for the three and nine month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. Those shipping and handling costs associated with operations of our inventory distribution centers and warehouse facilities are classified as "Selling and administrative expenses" in our Consolidated Statements of Earnings. For the three months ended September 25, 2005 and September 26, 2004, these costs were approximately $29 million and $27 million, respectively.  For the nine months ended September 25, 2005 and September 26, 2004, these costs were approximately $84 million and $79 million, respectively.

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

Recently Adopted Accounting Pronouncements

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The American Jobs Creation Act (the Act) was signed into law by President Bush in October 2004. The Act includes a special one-year 85 percent deduction for qualifying dividends repatriated from foreign operations. Generally, the special 2005 repatriation rules are only beneficial on very low-taxed foreign earnings. In the first nine months of 2005, we reduced our tax provision by $11 million of tax benefits ($6 million in the first quarter, $4 million in the second quarter, and $1 million in the third quarter) on dividend distributions from foreign operations which will qualify for the special 85 percent deduction under the Act. We are reviewing the possible application of these special 2005 foreign repatriation tax incentives to additional dividends that could potentially further reduce our 2005 income tax provision by an additional $2 million.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No.  153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” (SFAS 153). This statement amends APB Opinion 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005.  The adoption of SFAS 153 did not have a material impact on our Consolidated Financial Statements.

Accounting Pronouncements Issued But Not Yet Effective

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006. We do not expect the adoption of SFAS 151 to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. Currently, we account for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS 123.  The standard also requires prospective presentation of the “tax benefit on stock options exercised” as a financing activity rather than an operating activity in our Consolidated Statements of Cash Flows.  We do not expect the adoption of this standard to have a material impact on our Consolidated Financial Statements.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005.  As such we are required to adopt SFAS 154 by January 1, 2006.  We do not expect this statement to have a material impact on our Consolidated Financial Statements.

NOTE 2.  INVESTMENTS IN EQUITY INVESTEES

Equity, royalty and other income from investees included in our Consolidated Statements of Earnings for the interim reporting periods was as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Equity earnings:
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$ 5	$ 9	$ 33	$ 25
North American distributors	8	7	20	17
Cummins Mercruiser	3	2	8	6
Chongqing Cummins	4	1	10	2
Tata Cummins	1	1	3	4
Fleetguard Shanghai	1	2	3	4
All others	3	3	8	7
Cummins share of equity earnings	25	25	85	65
Royalty and other income	3	1	9	8
Equity, royalty and other income from investees	$ 28	$ 26	$ 94	$ 73

Summarized earnings statement information (reported one month in arrears) for DCEC, a significant investee in 2003, was as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Net sales	$ 75	$ 141	$ 385	$ 375
Gross margin	13	29	91	74
Net earnings	8	17	64	49
Cummins share of net earnings	5	9	33	25

NOTE 3.  INVENTORIES

           Inventories included the following:

	September 25,	December 31,	September 26,
Millions	2005	2004	2004
Finished products	$ 640	$ 500	$ 499
Work-in-process and raw materials	628	584	557
Inventories at FIFO cost	1,268	1,084	1,056
Excess of FIFO valuation over LIFO	(70)	(68)	(58)
Total inventories	$ 1,198	$ 1,016	$ 998

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

            The changes in the carrying amounts of goodwill for the nine month interim periods were as follows:

Millions	Engine	Power Generation	Components	Distribution	Total Goodwill

Balance at December 31, 2004	$ 7	$ 11	$ 332	$ 5	$ 355
Additions	—	3	—	1	4
Translation and other	—	(1)	—	(1)	(2)
Balance at September 25, 2005	$ 7	$ 13	$ 332	$ 5	$ 357

Balances at December 31, 2003	$ 7	$ —	$ 332	$ 5	$ 344
Increase due to consolidation of VIEs	—	12	—	—	12
Disposition	—	(3)	—	—	(3)
Balance at September 26, 2004	$ 7	$ 9	$ 332	$ 5	$ 353

During the second quarter of 2005, we exercised a call option to purchase 19 percent of the equity of our SEG subsidiary.  The purchase price related to the option was approximately $4.3 million and resulted in recording goodwill of approximately $2.9 million.

            The components of other intangible assets with finite lives subject to amortization were as follows:

	September 25,	December 31,	September 26,
Millions	2005	2004	2004
Software	$ 205	$ 197	$ 229
Accumulated amortization	(115)	(107)	(140)
Net software	90	90	89
Trademarks, patents and other	6	4	4
Accumulated amortization	(2)	(1)	(2)
Net trademarks, patents and other	4	3	2
Total	$ 94	$ 93	$ 91

NOTE 5.  SHORT-TERM BORROWINGS

                 Short-term borrowings included the following:

	September 25,	December 31,	September 26,
Millions	2005	2004	2004
Loans payable	$ 43	$ 43	$ 30
Current maturities of long-term debt	57	284	275
Ending balance	$ 100	$ 327	$ 305

On March 1, 2005, we repaid our 6.45% Notes with a principal amount of $225 million from cash and cash equivalents.  There was no gain or loss recorded upon repayment of the Notes.

NOTE 6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

            The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:

	Pension Plans		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Service cost	$ 17	$ 15	$ —	$ 1
Interest cost	39	39	10	11
Expected return on plan assets	(44)	(43)	—	—
Amortization of prior service cost (credit)	2	3	—	(1)
Amortization of actuarial losses	12	8	—	2
Other	—	—	—	—
Net periodic benefit expense	$ 26	$ 22	$ 10	$ 13

	Pension Plans		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Service cost	$ 51	$ 44	$ —	$ 3
Interest cost	119	117	29	33
Expected return on plan assets	(134)	(129)	—	—
Amortization of prior service cost (credit)	6	9	—	(3)
Amortization of actuarial losses	36	25	—	5
Other	2	2	—	—
Net periodic benefit expense	$ 80	$ 68	$ 29	$ 38

For the three and nine months ended September 25, 2005, we contributed approximately $66 million and $121 million, respectively, to our pension plans and paid approximately $15 million and $40 million, respectively, of postretirement benefits.  We presently anticipate contributing an additional $25 million to $35 million to our pension plans and paying an additional $20 million to $25 million in claims and premiums for postretirement benefits during the remainder of 2005.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

Our defined contribution plans incurred expenses of $4 million for each of the three month periods ended September 25, 2005 and September 26, 2004, and $21 million and $18 million for the nine months ended September 25, 2005 and September 26, 2004, respectively.

NOTE 7.  ACCRUED PRODUCT COVERAGE AND PRODUCT LIABILITY

Product Coverage

                A summary of the activity in our current and long-term product coverage liability accounts, for the nine month interim periods follows:

	September 25,	September 26,
Millions	2005	2004
Beginning balance	$ 480	$ 358
Provision for warranties issued during the period	265	190
Payments	(218)	(122)
Changes in estimates for pre-existing warranties	(6)	24
Changes in deferred revenues for extended coverage	43	—
Foreign currency translation	(2)	(1)
Ending balance	$ 562	$ 449

                The amount of deferred revenue related to extended coverage programs at September 25, 2005 was $111 million.

                At September 25, 2005, we had $35 million of receivables related to estimated supplier recoveries of which $22 million was included in “Receivables, net” and $13 million was included in “Other assets” on our Consolidated Balance Sheets.  At September 26, 2004, the amount of estimated supplier recoveries included in “Receivables, net” on our Consolidated Balance Sheets was $14 million

Product Liability

                A summary of the activity in our product liability accrual for the nine month interim periods follows:

	September 25,	September 26,
Millions	2005	2004
Beginning balance	$ 4	$ 16
Provision	—	2
Payments	—	(9)
Changes in estimates	(1)	(4)
Ending balance	$ 3	$ 5

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

10

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

                The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of September 25, 2005, we had $3 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $130 million.

Residual Value Guarantees

                We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at September 25, 2005, was $10 million.

Other Guarantees

                In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these other guarantees was $24 million at September 25, 2005.

                We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs.  At September 25, 2005, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $15 million.  However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

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

  Any contractual agreement where we agree to indemnify toer‑party for losses suffered as a result of a misrepresentation in the contract.

            We regularly evaluate the probability of having to incur costs associated with these indemnifications and accrue for expected losses that are probable.  Because the indemnifications are not related to specified known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

NOTE 9.  COMPREHENSIVE EARNINGS

A reconciliation of our net earnings to comprehensive earnings, net of tax, was as follows:

	Three Months Ended				Nine Months Ended
	September 25, 2005		September 26, 2004		September 25, 2005		September 26, 2004

Net earnings		$ 145		$ 116		$ 383		$ 231
Unrealized gain (loss) on securities:
Unrealized holding loss	—		—		(1)		(8)
Less: reclassification for loss included in net earnings	—	—	—	—	1	—	4	(4)
Unrealized gain (loss) on derivatives:
Unrealized holding gain (loss)	1		(6)		(11)		(11)
Less: reclassification for loss included in net earnings	—	1	3	(3)	6	(5)	8	(3)
Foreign currency translation adjustments		(3)		(14)		(37)		(19)
Comprehensive earnings		$ 143		$ 99		$ 341		$ 205

NOTE 10.  EARNINGS PER SHARE

We calculate basic earnings per share (EPS) of common stock by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if options or debt securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.  We exclude shares of common stock held by our Retirement Savings Plan in the Employee Benefits Trust from the calculation of the weighted-average common shares outstanding until those shares are distributed from the Trust.  The following is a reconciliation of net earnings and weighted-average common shares outstanding for purposes of calculating basic and diluted net earnings per share:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions, except per share amounts	2005	2004	2005	2004

Net earnings for basic EPS:	$ 145.3	$ 116.0	$ 383.0	$ 231.3
Interest on junior convertible subordinated debentures, net of tax	3.2	3.3	9.7	9.8
Net earnings for diluted EPS	$ 148.5	$ 119.3	$ 392.7	$ 241.1

Weighted average shares outstanding:
Basic	44.4	42.8	44.1	41.8
Dilutive effect of stock compensation awards	0.5	0.7	0.6	0.6
Dilutive effect of junior convertible subordinated debentures	6.3	6.3	6.3	6.3
Diluted	51.2	49.8	51.0	48.7

Earnings per share:
Basic	$ 3.27	$ 2.71	$ 8.68	$ 5.54
Diluted	$ 2.90	$ 2.40	$ 7.70	$ 4.95

The weighted-average diluted common shares outstanding for the nine months ended September 26, 2004, exclude the effect of approximately 0.4 million common stock options since such options had an exercise price in excess of the average market value of our common stock.

NOTE 11.  OTHER (INCOME) EXPENSE, NET

The major components of other (income) expense, net included in the Consolidated Statements of Earnings are shown below:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Operating (income) expense:
Foreign currency (gains) losses	$ —	$ (1)	$ 4	$ 2
Amortization of other intangibles	1	1	2	3
Write down of equity investment	—	—	—	5
Loss on sale of fixed assets	3	1	3	8
Royalty income	(2)	(3)	(5)	(10)
Other, net	(2)	—	—	(1)
Total operating (income) expense, net	$ —	$ (2)	$ 4	$ 7
Non-operating (income) expense:
Interest income	$ (6)	$ (2)	$ (15)	$ (7)
Bank charges	3	3	10	8
Gain on available for sale securities	—	—	(1)	(4)
Technology income from joint ventures	(3)	(2)	(9)	(7)
Rental income	(1)	(1)	(2)	(3)
Other, net	(1)	(1)	(3)	6
Total non-operating income, net	(8)	(3)	(20)	(7)
Total other (income) expense, net	$ (8)	$ (5)	$ (16)	$ —

NOTE 12.  OPERATING SEGMENTS

We define operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker (CODM), or decision making group, in deciding how to allocate resources and in assessing performance. Our CODM is the Chief Executive Officer.  We use segment EBIT (defined as earnings before interest expense, taxes and minority interests) as the primary basis for our CODM to evaluate the performance of each operating segment. Segment amounts exclude certain expenses not specifically identifiable to segments.

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

  The Filtration and Other Segment was renamed the Components Segment and now includes operating results of the Fuel Systems business which were previously included in the Engine Segment.  Historically, the Fuel Systems business transferred product within the Engine Segment at cost and beginning in the third quarter those transfers use a cost-plus based transfer price.  As a result of this change, Segment EBIT increased for the Components Segment and decreased for the Engine Segment but there was no impact to consolidated earnings.  Revenues of the Components Segment were also increased to reflect transfers to the Engine Segment and eliminations were increased by a corresponding amount.

  The North American Distribution business was combined with the International Distribution Segment and renamed the Distribution Segment.  Previously, the North American business was reported in the Engine and Power Generation Segments as equity from investees and also includes the results of a partially owned distributor we are required to consolidate.  As a result, revenues of the Engine Segment were increased to reflect sales to the consolidated distributor that were previously eliminated and decreased for the revenues of the consolidated distributor which are now included in the Distribution Segment.  In addition, earnings from equity investees in the Engine and Power Generation Segments decreased while equity from investees in the Distribution Segment increased by a corresponding amount.

13

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

                A summary of operating results and net assets by segment for the three and nine month periods is shown below:

Millions	Engine	Power Generation	Components	Distribution	Eliminations	Total

Three Months Ended September 25, 2005
Net sales	$ 1,672	$ 504	$ 481	$ 295	$ (485)	$ 2,467
Equity, royalty and other income from investees	14	2	3	9	—	28
Segment EBIT	153	46	21	28	(8)	240
Net assets	1,343	688	965	316	—	3,312

Three Months Ended September 26, 2004
Net sales	$ 1,419	$ 493	$ 445	$ 249	$ (412)	$ 2,194
Equity, royalty and other income from investees	15	1	3	7	—	26
Segment EBIT	96	15	23	20	(9)	145
Net assets	1,116	623	873	264	—	2,876

Nine Months Ended September 25, 2005
Net sales	$ 4,819	$ 1,424	$ 1,465	$ 845	$ (1,388)	$ 7,165
Equity, royalty and other income from investees	58	6	7	23	—	94
Segment EBIT	426	96	65	74	(23)	638

Nine Months Ended September 26, 2004
Net sales	$ 3,920	$ 1,322	$ 1,305	$ 673	$ (1,131)	$ 6,089
Equity, royalty and other income from investees	46	2	7	18	—	73
Segment EBIT	228	38	71	51	(17)	371

                The tables below reconcile the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004

Segment EBIT	$ 240	$ 145	$ 638	$ 371
Less:
Interest expense	27	27	83	81
Provision (benefit) for income taxes	61	(4)	153	44
Minority interest in earnings of consolidated subsidiaries	7	6	19	15
Net earnings	$ 145	$ 116	$ 383	$ 231

Net assets	$ 3,312	$ 2,876
Liabilities deducted in arriving at net assets	3,421	3,040
Minimum pension liability excluded from net assets	(826)	(698)
Deferred tax assets not allocated to segments	928	903
Debt-related costs not allocated to segments	27	28
Total assets	$ 6,862	$ 6,149

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion of interim financial results, liquidity and capital resources, financial covenants and credit ratings, off balance sheet arrangements, financial guarantees, critical accounting policies and other key items related to our business and performance.   This section should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the "Financial Statements" section of our 2004 Annual Report on Form 10-K.  Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.  All references to earnings per share amounts are diluted per share amounts.  Our discussion contains forward looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “ RISK FACTORS RELATING TO OUR BUSINESS” included in Part I of our 2004 Annual Report on Form 10-K and “ Disclosure Regarding Forward-Looking Statements” presented at the end of this section.

COMPANY PROFILE

We are a global power leader comprised of four complementary business segments: Engine, Power Generation, Components and Distribution. Our businesses design, manufacture, distribute and service diesel and natural gas engines and related technologies, including fuel systems, controls, air handling and filtration, emissions solutions and electrical power generation systems. Our products are sold to original equipment manufacturers (OEMs), distributors and other customers worldwide. Major OEM customers include DaimlerChrysler, PACCAR, International Truck and Engine Corporation (Navistar), Volvo, Komatsu, Ford, Volkswagen, CNH Global and our joint venture partners in China, Dongfeng Cummins Engine Co. Ltd. (DCEC) and Chongqing Cummins Engine Company Ltd. (CCEC) and in India, Tata Cummins Limited. We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories. Our businesses share technology, customers, strategic partners, brands and our distribution network.

Our financial performance is affected by the cyclical nature and varying conditions of the markets we serve, particularly the automotive, construction and general industrial markets. Demand in these markets fluctuates in response to overall economic conditions and is particularly sensitive to changes in the price of crude oil (fuel costs), volume of freight tonnage, interest rates, non-residential construction spending and general industrial capital spending.  Economic downturns in the markets we serve generally result in reductions in sales volume, pricing of our products, earnings and cash flow. Although cyclicality is a factor in our business, the financial impact of it has been reduced somewhat by our geographical expansion, growth in our distribution business and improvements in our fixed cost structure that have resulted in lowering the break-even point of our production costs.

We maintain an internet web site at www.cummins.com.  Investors can obtain copies of our filings with the Securities and Exchange Commission (SEC) from this web site free of charge, as well as from the SEC web site at www.sec.gov.

FINANCIAL OVERVIEW

Current Quarter Compared to Prior Year’s Quarter

                We experienced another strong performance in the third quarter of 2005 with net earnings of $145 million, or $2.90 per share, on net sales of $2.5 billion, compared to third quarter 2004 net earnings of $116 million, or $2.40 per share, on net sales of $2.2 billion.  Net earnings and sales were a third quarter record for Cummins as we continue to benefit from improved economic conditions resulting in high levels of demand across our businesses.  All of our segments reported sales increases in the third quarter compared to a year ago, with particularly strong demand in the North American heavy-duty truck market where engine sales increased 15 percent and our market share continues to strengthen.  Our joint ventures contributed $28 million, or 19 percent, of net earnings in the third quarter of 2005 compared to $26 million, or 22 percent of net earnings in 2004.

The table below provides an analysis of changes in the Consolidated Statements of Earnings for the third quarter of 2005 compared to the third quarter of 2004.

	Comparison of Three Months Ended September 25, 2005 to September 26, 2004		Three Months Ended
			September 25, 2005	September 26, 2004
$ Millions except per share amounts	Increase	% Change	% of Net Sales
Net sales	$ 273	12.4%	100.0%	100.0%
Cost of sales	146	8.3	77.3	80.2
Gross margin	127	29.3	22.7	19.8
Selling and administrative expenses	26	10.0	11.6	11.9
Research and engineering expenses	11	18.3	2.9	2.7
Equity, royalty and other income from investees	2	7.7	(1.2)	(1.2)
Interest expense	-	0.0	1.1	1.2
Other (income) expense, net	3	60.0	(0.3)	(0.2)
Earnings before income taxes and minority interests	95	80.5	8.6	5.4
Provision (benefit) for income taxes	65	NM	2.4	(0.2)
Minority interests in earnings of consolidated subsidiaries	1	16.7	0.3	0.3
Net earnings	$ 29	25.0	5.9%	5.3%
Earnings per share	$ 0.50	20.8

Current Year-to-Date Compared to Prior Year

                Earnings performance for the first nine months of 2005 was strong with net earnings of $383 million, or $7.70 per share, on net sales of $7.2 billion, compared to net earnings of $231 million, or $4.95 per share, on net sales of $6.1 billion for the first nine months of 2004.  The earnings improvement in 2005 compared to 2004 was primarily driven by higher sales, up 18 percent, and a corresponding increase in gross margin, up 30 percent, as our businesses continue to benefit from high levels of demand, pricing actions and our focus on cost improvements.  All of our businesses reported sales increases in the first nine months of 2005, with particularly strong demand in the North American heavy-duty truck market where engine sales increased 28 percent and total automotive related sales accounted for 47 percent of the increase in sales as our market share continues to strengthen compared to the same period a year ago.  Our joint ventures contributed $94 million in earnings in the first nine months of 2005 compared to $73 million in the same period a year ago, with the largest increase from DCEC.

The table below provides an analysis of changes in the Consolidated Statements of Earnings for the first nine months of 2005 compared to the first nine months of 2004.

	Comparison of Nine Months Ended September 25, 2005 to September 26, 2004		Nine Months Ended
			September 25, 2005	September 26, 2004
$ Millions except per share amounts	Increase	% Change	% of Net Sales
Net sales	$ 1,076	17.7%	100.0%	100.0%
Cost of sales	716	14.7	78.1	80.2
Gross margin	360	29.8	21.9	19.8
Selling and administrative expenses	98	13.4	11.6	12.1
Research and engineering expenses	32	18.3	2.9	2.9
Equity, royalty and other income from investees	21	28.8	(1.3)	(1.2)
Interest expense	2	2.5	1.2	1.3
Other (income) expense, net	16	NM	(0.2)	0.0
Earnings before income taxes and minority interests	265	91.4	7.7	4.7
Provision for income taxes	109	247.7	2.1	0.7
Minority interests in earnings of consolidated subsidiaries	4	26.7	0.3	0.2
Net earnings	$ 152	65.8	5.3%	3.8%
Earnings per share	$ 2.75	55.6

BUSINESS OUTLOOK

Our Engine Segment experienced much stronger than expected volumes in virtually all of its markets in 2004 and through the first nine months of 2005 our financial performance for this segment indicates we will deliver record results in 2005.  We currently expect North American heavy-duty truck production levels to increase approximately 26 percent, from 246,000 units in 2004 to approximately 310,000 units in 2005.  While 2004 demand was driven partially from fleets adding capacity as freight volume increased, the majority of the increase resulted from the replacement of aging vehicles.  In 2005, new truck demand was again driven partially from fleets adding capacity as freight volume increased, but the increase continues to reflect strong demand for replacement of aging vehicles.  Sales of midrange engines to the medium-duty markets have increased in 2005, as economic indicators for this market historically correlate with those of the heavy-duty market.  Sales of our 5.9 liter turbo diesel engine to Daimler Chrysler for the Dodge Ram truck reached record levels in 2004 and we expect higher annual volumes in 2005 with the launch of the new model year Dodge Ram truck.  Although the worldwide bus market has been relatively flat, our market share with bus OEMs has increased in North America and Latin America.  Our industrial markets experienced a strong recovery in 2004 and our 2005 performance indicates continued growth in this market, with particularly higher demand from OEMs in the construction and mining industries.

                In 2004, profitability returned to our Power Generation Segment driven by strong demand for commercial products in China and the Middle East, a significant increase in alternator sales to generator set OEMs, record sales of Onan branded generator sets to RV manufacturers, our continued focus on cost reduction initiatives, restructuring benefits and new product introductions.  Through the first three quarters of 2005, we experienced continued growth in international markets for commercial power generation and alternators and strong demand for commercial generator sets in North America and the Middle East.  In consumer markets, our revenues increased from new product launches and higher volumes in the towables RV market, thus offsetting lower volumes in the Class A RV market where industry-wide motor home production has exceeded market demand.  Overall, Power Generation revenues are on pace for a record high in 2005 with improved profitability from pricing actions, capacity utilization and benefits from cost reduction initiatives.

                In our Components Segment, revenues are up in 2005 from market growth and share penetration.  Revenues from our Emission Solutions business are up 9 percent through the first nine months as we continue to gain market share in the domestic retrofit business.  Revenues from our Holset turbocharger business have also increased with strong demand in North America and OEMs in Europe and China.  Overall, profitability is down slightly but expected to improve as a result of cost reduction initiatives, the impact of pricing actions to offset steel cost increases and manufacturing and logistic efficiency improvements.   Sales of fuel systems products to the Engine Segment, which historically were transferred at cost now use a cost-plus based transfer price.  This change increased segment EBIT for the Components Segment and decreased segment EBIT for the Engine Segment but did not impact consolidated earnings.

                In 2004, revenues of our Distributor Segment improved in every geographic region and profitability increased significantly.  As the worldwide economy improves and our engine population increases, our 2005 sales growth in engines, parts, service and power generation equipment continues in this segment as we capitalize on a growing global customer base.  We also expect earnings to continue to increase from sales growth in existing markets, distributor acquisitions, and branch expansions.

                Earnings from joint ventures were strong during the first three quarters of 2005, particularly in Asia, through our partnerships, DCEC and CCEC in China and in North America through our distributorship joint ventures.  Recent regulatory changes in China limiting truck size, relaxed enforcement of the overload policy/law and higher fuel prices have softened demand for DCEC products in the short-term as OEMs and end users assess the impact of these changes.  However, we continue to expect long-term growth in the China automotive truck market, particularly for our higher horsepower engines.

                We had a very strong performance through the first nine months of 2005 and benefited from a strong global rebound in demand across a number of our markets.  Our outlook for the fourth quarter indicates continuing robust demand for our products and services.  Our current estimate of 2005 revenue growth is approximately 15 percent and we expect to deliver another record year with improved margins from cost reduction initiatives, price realization and higher earnings from joint ventures.  We currently expect demand in our businesses to remain strong through 2006.

                We expect our businesses to generate sufficient cash from operations to fund capital expenditures, research and development, pension funding, debt service costs and dividend payments in 2005.  In addition, we expect cash outflows for 2005 capital expenditures to be less than our previous second quarter estimate of $220 million to $240 million and funding of new investments in our joint ventures will approximate $6 million to $10 million in 2005.  We also have available various short and long-term credit arrangements, which are discussed below and disclosed in Note 11 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. These credit arrangements and other programs, such as our accounts receivable program, provide the financial flexibility, when needed, to satisfy projected working capital requirements.

SIGNIFICANT EVENTS, TRANSACTIONS AND FINANCIAL TRENDS

                Throughout this Management’s Discussion and Analysis we have disclosed significant events affecting us and material transactions that impacted our net earnings or segment EBIT, balance sheets and cash flows during the first nine months of 2005 and 2004.  Significant events and transactions that occurred during the first nine months of 2005 follow:

  In January, one of our major customers discontinued its trade payables program which previously allowed for accelerated payment terms.  After the termination, the customer’s payment terms reverted to payment of 45 calendar days from date of shipment.  As a result, our accounts receivable and working capital increased approximately $130 million during the first quarter.

  In February, we signed a feasibility study agreement with Shaanxi Automobile Group Company Ltd. on the formation of a joint venture to produce Cummins ISM 11-liter heavy duty engine in China.  In September, we signed an agreement to form a 50/50 joint venture company, Xi’an Cummins Engine Company, to produce the Cummins ISM engine in Xi’an, the capital city of western China’s Shaanxi Province.  Under the terms of the agreement, the partners will invest $24 million in the joint venture.  Construction of the manufacturing facility could begin as soon as the fourth quarter of 2005 with production commencing as early as the third quarter of 2006.

  On March 1, we repaid our $225 million 6.45% Notes from available cash on the Notes maturity date.  The Notes were issued in 1998.  The payment resulted in our debt-to-capital ratio at September 25, 2005, decreasing 3.7 percent from the December 31, 2004 ratio, and a reduction in our annual interest expense of approximately $7 million, net of amortization of a pre-tax gain related to the early termination of an interest rate swap agreement.

  In May, we undertook a strategic reorganization designed to further promote execution and growth among Cummins business segments.  As a result of the reorganization, certain changes were required in the presentation of our segment information.   Specifically, the Fuel Systems business was moved from the Engine Segment to the Filtration and Other Segment, which was   renamed the Components Segment.  Results of our North American distribution business, previously reported in the Engine Segment and the Power Generation Segment, were combined with the International Distributor Segment and renamed the Distribution Segment.  Prior period segment results were restated to conform to the new reorganization beginning with the second quarter.

  In September, we hosted an investor conference and announced our intention to repay our $250 million 9.5% notes in December 2006, the first call date for the notes.  The notes were issued in November 2002 and will be repaid using cash generated from operations.  In addition, we also announced our intention to repurchase up to $100 million of our common stock over the next two years.

  Third-quarter and first nine month’s sales of entities consolidated under the provisions of FIN 46R were $93 million and $283 million, respectively.  Net earnings in the third-quarter and first nine months for these entities were $3 million.

  In the first nine months of 2005, we reduced our tax provision by $11 million of tax benefits ($6 million in the first quarter, $4 million in the second quarter, and $1 million in the third quarter) on dividend distributions from foreign operations which will qualify for a special one-year 85 percent deduction under the American Jobs Creation Act.

Significant events and transactions occurring in the first nine months of 2004 included:

  We adopted certain provisions of FIN 46R as of March 28, 2004, which required us to consolidate the assets and liabilities of three variable interest entities previously accounted for under the equity method of accounting.  After eliminating intercompany transactions, our assets and liabilities increased $294 million and $235 million, respectively, as of March 28, 2004.  Sales and earnings for these entities were not included in our Consolidated Statements of Earnings until the second quarter of 2004.  First-quarter results for these entities were reported as “ Equity, royalty and other income from investees” in our Consolidated Statements of Earnings and were not material.

  In the third quarter of 2004, our net earnings benefited from significant tax credits that likely will not recur with similar materiality or impact on our effective tax rate.  Our third quarter 2004 tax expense was reduced by the nonrecurring benefits from reassessing the treatment of foreign tax credits previously recognized as tax deductions and used as tax credits ($12 million) and the reversal of a valuation allowance related to state tax net operating losses that was no longer needed ($16 million).   In addition, third quarter 2004 results also included a one-time charge of $9 million for inventory valuation.

RESULTS OF OPERATIONS

Net Sales

Net sales for our business segments during the comparative interim periods follow:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Engine	$ 1,672	$ 1,419	$ 4,819	$ 3,920
Power Generation	504	4 93	1,424	1,322
Components	481	445	1,465	1,305
Distribution	295	249	845	673
Elimination of intersegment revenue	(485)	(412)	(1,388)	(1,131)
Total consolidated net sales	$ 2,467	$ 2,194	$ 7,165	$ 6,089

All four business segments had increased sales in the third quarter of 2005 compared to the third quarter of 2004 with increased demand across nearly every market segment.

  Engine sales increased 18 percent compared to the same period last year primarily due to continued strong demand from  heavy-duty and medium-duty truck and bus OEMs, higher shipments of light-duty engines for the Dodge Ram truck and higher engine volumes for industrial and stationary power applications.  Engine and parts sales to automotive markets were 16 percent higher compared to the same period last year with increased demand in all market segments.

  Power Generation sales increased 2 percent compared to the same period last year, buoyed by strong demand for commercial generator sets, generator drives and alternators and a moderate sales increase in the consumer market partially offset by lower sales at SEG.

  Components sales were up 8 percent with higher aftermarket sales to North America, Latin America and Europe and increased demand for turbochargers at our Holset subsidiary where sales were up 12 percent.

  Distribution sales increased 18 percent compared to the same period last year with increased engines and part sales and strong demand for power generation products.

For the first nine months of 2005, all of our businesses reported sales increases compared to the first nine months of 2004.

  Engine sales were up 23 percent compared to the same period last year, as most automotive markets experienced strong demand.

  Power Generation increased 8 percent for the first nine months of 2005 with increases in North America, Europe and the Middle East.

  Components sales were up 12 percent in the first nine months of 2005 compared to a year earlier reflecting strong demand from first fit OEMs and the aftermarket channel.

  Sales in Distribution increased 26 percent year-over-year with improvement across most geographic regions including increased demand for power generation products internationally and sales growth from distributor acquisitions.

Gross Margin

Our gross margin was $561 million in the third quarter of 2005 compared to $434 million in the same period last year, or an increase of $127 million, or 29.3 percent.  Related gross margin percentages were 22.7 percent and 19.8 percent, respectively.  The increase in gross margin and gross margin percent resulted from the following:

  higher sales volumes across all of our business segments, including favorable absorption impact on fixed manufacturing costs and favorable sales mix ($93 million),

  pricing actions to offset higher material costs ($40 million),

  higher material costs for steel and other materials ($27 million),

  consolidation of entities under FIN 46R ($19 million),

  favorable impact of foreign currency translation ($6 million),

  increase in product coverage expense ($5 million), and

  reduction in other costs and expenses ($1 million),  none of which were material.

Product coverage expense was 2.7 percent of sales in the third quarter of 2005 compared to 2.8 percent of sales a year ago.

Gross margin for the first nine months of 2005 was $1.6 billion, or 21.9 percent of net sales, compared to $1.2 billion, or 19.8 percent of net sales, in the same period last year.  The increase in year-over-year gross margin of $360 million, or 29.8 percent, was a net result of the following:

  higher sales volumes, particularly engines to North American automotive markets in our Engine Segment and higher sales across our other three segments and the related absorption benefit on fixed manufacturing costs ($289 million), pricing actions to offset higher material costs ($105 million), higher material costs for steel and other commodities ($108 million), consolidation of entities under FIN 46R ($52 million),
  lower product coverage costs ($2 million),
  favorable impact of currency exchange rates ($14 million), and reduction in other costs and expenses, ($6 million), none of which were material.

Product coverage expense for the first nine months of 2005 was 2.7 percent of sales compared to 3.2 percent of sales for the same period last year.

Selling and Administrative Expense

Selling and administrative expenses were $286 million, or 11.6 percent of net sales in the third quarter of 2005 compared to $260 million, or 11.9 percent of net sales in the third quarter of 2004, an increase of $26 million, or 10.0 percent.  Approximately $16 million of the increase was related to selling expenses and $10 million was related to administrative expenses.

The increase in selling expenses resulted from:

  higher compensation and fringe benefit expenses, including variable compensation ($5 million), increased advertising, travel and entertainment and other marketing program expenses ($2 million), higher freight, packaging and warehouse costs ($3 million), and other volume variable expenses that individually were not significant.

The increase in administrative expenses was attributable to:

  increased compensation and fringe benefit expenses, including variable compensation ($10 million), increase in consulting fees for information technology projects ($5 million), and higher miscellaneous taxes and insurance ($3 million) partially offset by lower audit, consulting, and legal fees ($7 million), and other expenses that individually were not significant.

The impact of foreign currency exchange rates and the acquisition of a new European distributorship increased selling and administrative expenses $2 million and $3 million, respectively in the third quarter.

Selling and administrative expenses during the first nine months of 2005 were $832 million, or 11.6 percent of net sales, compared to $734 million, or 12.1 percent of net sales, in the same period last year.  The increase of $98 million, or 13.4 percent, resulted from the following:

  higher compensation expense and fringe benefits from incremental staffing, including variable compensation ($63 million), increased consulting fees from information technology projects ($10 million), increased marketing and administrative expenses including advertising, travel and entertainment ($11 million), higher freight, packaging and warehouse costs ($10 million), and other expenses that individually were not significant partially offset by lower audit, consulting and legal fees ($8 million).
20

The impact of foreign currency exchange rates increased selling and administrative expenses $11 million in the first nine months of 2005, or 11 percent of the total increase, driven primarily by the U.K. Pound Sterling, Australian Dollar, Euro and the Brazilian Real.

Research and Engineering Expenses

Total research and engineering expenses were $71 million, or 2.9 percent of net sales in the third quarter of 2005, compared to $60 million, or 2.7 percent of net sales, in the third quarter of 2004, or an increase of $11 million, or 18 percent.  A majority of the increase resulted from:

  increased compensation and fringe benefit expenses ($3 million),

  higher spending on 2007 heavy-duty and medium-duty on-highway engine product development programs ($5 million), and other general research and development expenses, none of which were individually significant.

The impact of foreign exchange rates on the increase in research and engineering expenses was not material in the third quarter of 2005.

Research and engineering expenses during the first nine months of 2005 were $207 million, or 2.9 percent of net sales compared to $175 million, or 2.9 percent of net sales in the same period last year, or an increase of $32 million, or 18 percent.  A majority of the increase was attributable to the following:

  increased compensation and fringe benefit expense, including variable compensation ($7 million),

  higher spending on prototype development for future products ($21 million), and other research and development expenses that individually were not significant.

Included in the year-to-date increase was approximately $1 million attributable to the impact of foreign currency translation.

Equity, Royalty and Other Income from Investees

Earnings, royalties and technical fees from joint ventures and equity method investees were $28 million in the third quarter of 2005, compared to $26 million in the third quarter of 2004, an increase of $2 million, or 8 percent.  The increase was attributable to:

  higher earnings at  Chongqing Cummins Engine Company Ltd. (CCEC), ($2 million), North American distributor joint ventures ($1 million), and various others joint ventures ($1 million),

  partially offset by lower earnings at DCEC ($4 million) primarily due to softening in demand from recent regulatory changes regarding the size of trucks, relaxed enforcement of the overload policy/law and higher fuel prices.

Income from royalty and technical fees was $3 million in the third quarter of 2005 compared to $1 million a year ago.

For the first nine months of 2005, earnings, royalties and technical fees from joint ventures and equity investees were $94 million, compared to $73 million in the same period last year, or an increase of $21 million, or 29 percent.  The increase resulted from earnings improvement at most of our joint ventures, including:

  DCEC, ($8 million), CCEC ($8 million), North American distributor joint ventures ($3 million), Cummins Mercruiser ($2 million), and all other joint ventures ($2 million),

  partially offset by lower earning at Komatsu Cummins Engine Company and European Engine Alliance ($3 million).

Income from royalty and technical fees was $9 million during the first nine months of 2005 compared to $8 million in the same period last year.

Interest Expense

Interest expense in the third quarter of 2005 and 2004 was $27 million.  Interest expense was lower in the third quarter of 2005 from the repayment of long-term debt earlier in the year but was offset by increased interest expense on capital leases for power generation equipment and short-term international borrowings.

Interest expense for the first nine months of 2005 was $83 million compared to $81 million in the first nine months of 2004, or an increase of $2 million.  The increase in interest expense was primarily attributable to interest expense on capital leases related to power generation equipment ($4 million) partially offset by lower interest expense from repayment of long-term debt in the first quarter.

                Cash payments of interest during the third quarter and first nine months of 2005 were $31 million and $92 million, respectively compared to cash payments of $36 million and $90 million during the third quarter and first nine months of 2004.

Other (Income) Expense, net

Other (income) expense, net was $8 million of income in the third quarter of 2005, compared to a net $5 million of income in the third quarter last year.  The $3 million increase was primarily a result of higher interest income in 2005 ($4 million) partially offset by a $2 million fixed asset write-off.

On a year-to-date basis, other (income) and expense was a net $16 million of income in 2005 compared to a net $0 million in 2004, or a $16 million increase.   The increase was attributable to higher interest income ($8 million), higher technology fees from joint venture partners ($2 million), and other miscellaneous income ($6 million).

The major components of other (income) and expense include gains and losses on asset sales, impairment losses, foreign currency exchange gains and losses, interest income, bank charges, royalty income and other miscellaneous income and expense items that are classified as either operating or non-operating items in Note 11 to the Consolidated Financial Statements.

Provision (Benefit) for Income Taxes

Our income tax provision was $61 million in the third quarter of 2005, compared to a $4 million benefit in the third quarter of 2004.  For the first nine months of 2005, our income tax provision was $153 million compared to $44 million for the first nine months of 2004.  The higher 2005 tax provision primarily reflects the increase in earnings before taxes and significant nonrecurring tax benefits in 2004.  Our effective income tax rate is generally less than the 35 percent U.S. corporate tax rate because of reduced taxes on export sales and research tax credits.  In addition, 2005 taxes have been reduced by $11 million of tax benefits ($6 million in the first quarter, $4 million in the second quarter and $1 million in the third quarter) on dividend distributions from foreign operations which will qualify for a special 85 percent deduction under The American Jobs Creation Act of 2004.  We are reviewing the possible application of these special 2005 foreign repatriation tax incentives to additional dividends that could potentially reduce our 2005 fourth quarter income tax provision by an additional $2 million.  Excluding these Jobs Act benefits which are recorded in the quarter the foreign dividends are determined to qualify for the deduction, our estimated effective income tax rate for 2005 is 29.5 percent.

During the third quarter of 2004, as a result of continued earnings improvement, we reassessed the treatment of certain foreign tax credits previously recognized as tax deductions and determined they could be used as future tax credits.  The favorable treatment of these credits reduced our 2004 estimated annual effective tax rate from 28 percent to 21 percent resulting in a $12 million reduction in our third quarter tax expense.  We also reassessed our ability to realize state tax benefits arising from net operating losses generated in prior years.  Previously, we had reduced the tax value of these benefits by a $16 million valuation allowance which we determined was no longer needed.  As a result, our third quarter income tax expense was reduced by $16 million as required by U.S. generally accepted accounting principles.

Cash payments of federal, state and foreign income taxes were $27 million in the third quarter and $68 million in the first nine months of 2005 compared to $30 million in the third quarter and $65 million in the first nine months of 2004.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interests in earnings of subsidiaries were $7 million in the third quarter of 2005 compared to $6 million in the same period last year.  For the first nine months of 2005, minority interests were $19 million compared to $15 million in the first nine months of 2004.  Minority interest amounts are related primarily to Cummins India Limited, a 51 percent owned-subsidiary, Wuxi Holset, a 55 percent owned-subsidiary, and Cummins Eastern Canada, an entity consolidated under the provisions of FIN 46R.

BUSINESS SEGMENT RESULTS

We have four reportable business segments: Engine, Power Generation, Components and Distribution. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. We evaluate the performance of each of our business segments based on earnings before interest, taxes and minority interests (Segment EBIT).

As previously announced, we made certain leadership changes effective May 2, 2005, within our management team.  In connection with these changes, certain modifications were made to our internal reporting.  These modifications are summarized below:

  The Filtration and Other Segment was renamed the Components Segment and now includes operating results of the Fuel Systems business which were previously included in the Engine Segment.  Historically, the Fuel Systems business  transferred product within the Engine Segment at cost.  Beginning in the third quarter, those transfers now use a cost-plus based transfer price.  As a result of this change, Segment EBIT increased for the Components Segment and decreased for the Engine Segment but there was no impact to consolidated earnings.  Revenues of the Components Segment were also increased to reflect transfers to the Engine Segment and eliminations were increased by a corresponding amount.

  The North American Distribution business was combined with the International Distribution Segment and renamed the Distribution Segment.  Previously, the North American Distribution business was reported in the Engine and Power Generation Segments as equity from investees and included the results of a partially owned distributor that is consolidated.  As a result, revenues of the Engine Segment were increased to reflect sales to the consolidated distributor that were previously eliminated and decreased for the revenues of the consolidated distributor which are now included in the Distribution Segment.  In addition, this change also caused earnings from equity investees in the Engine and Power Generation Segments to decrease while earnings from equity investees in the Distribution Segment increased by a corresponding amount.

Due to the extent of intersegment sales activity and certain seasonality in inventory levels during the year, we have presented the elimination of intersegment profit in inventory resulting from intersegment transactions in the eliminations column of our segment reporting (see Note 12 to the Consolidated Financial Statements).  This presentation better aligns segment revenues with segment costs and presents Segment EBIT as if each segment was an independent, stand alone entity.

             The impact of the above changes on operating results and net assets by segment for the three and nine month periods is shown in the table below:

Increase (decrease)
Millions	Engine	Power Generation	Components	Distribution	Eliminations
Three Months Ended September 26, 2004
Net sales	$ (19)	$ (9)	$ 76	$ 34	$ (82)
Equity, royalty and other income from investees	(5)	(2)	1	6	-
Segment EBIT	1	(2)	2	8	(9)
Nine Months Ended September 25, 2005
Net sales	$ (15)	$ (12)	$ 70	$ 38	$ (81)
Equity, royalty and other income from investees	(4)	(1)	-	5	-
Segment EBIT	3	(2)	3	8	(12)
Net assets	(192)	(28)	130	90	-
Nine Months Ended September 26, 2004
Net sales	$ (50)	$ (17)	$ 220	$ 67	$ (220)
Equity, royalty and other income from investees	(12)	(5)	1	16	-
Segment EBIT	2	(4)	2	17	(17)
Net assets	(182)	(3)	107	78	-

Following is a discussion of operating results for each of our business segments restated for the impact of the changes discussed above.

Engine

                 Net sales and Segment EBIT for Engine were as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Net sales	$ 1,672	$ 1,419	$ 4,819	$ 3,920
Segment EBIT	153	96	426	228

          Total net sales for Engine increased $253 million, or 18 percent, in the third quarter of 2005 compared to the third quarter of 2004.  Over 24 percent of the sales increase was from engine sales to the North American heavy-duty truck market.   Sales to the medium-duty truck and bus market increased, and light-duty automotive sales of ISB engines for the Dodge Ram truck increased 3 percent.   Total automotive-related engine sales increased 16 percent compared to the third quarter last year and represented 64 percent of total Engine sales and 44 percent of consolidated net sales compared to 65 percent and 42 percent, respectively, a year ago.

Segment EBIT increased $57 million in the third quarter of 2005 compared to a year earlier.  The improved earnings were a net result of the following:

  higher gross margin from increased engine volumes and the accompanying benefits of fixed cost absorption at our manufacturing plants ($74 million), favorable sales mix ($10 million), pricing actions ($16 million), favorable impact of foreign currency translation ($5 million) and other favorable efficiency and spending variances ($5 million), partially offset by higher material costs for steel ($21 million), higher product coverage expense from increased sales volumes ($8 million), partially offset by supplier recoveries and favorable claims experience on previously shipped engines ($3 million),

  increase in selling and administrative expenses ($15 million),

  increase in research and engineering expenses, primarily related to 2006 and 2007 product development costs ($10 million),

  decrease in joint ventures earnings ($1 million), primarily driven by lower volumes at our China joint venture, DCEC, and decrease in other income and expense, net , ($1 million), primarily foreign currency translation.

For the first nine months of 2005, Segment EBIT was $426 million, compared to $228 million in the same period last year.  The overall increase in earnings was largely driven by the economic recovery, with higher engine volumes across all major markets and the accompanying gross margin benefits of higher absorption of fixed manufacturing costs and pricing as well as higher earnings from joint ventures.  The improvement in year-over-year earnings for the first nine months of 2005 was a net result of the following:

  increase in gross margin due to higher engine volumes and fixed cost absorption ($202 million), favorable sales mix ($42 million), pricing actions ($47 million), favorable impact of foreign currency ($13 million), consolidation of entities under FIN 46R ($8 million), reduction in other variable expenses ($4 million), partially offset by higher steel prices ($66 million), lower product coverage expense ($2 million) due to favorable claims experience on previously shipped engines partially offset by higher costs from increased volumes,

  higher selling and administrative expenses ($44 million),

  increase in research and engineering expenses, primarily 2006 and 2007 product development costs ($30 million),

  increase in joint venture earnings ($12 million), primarily DCEC, and increase in other income ($8 million), primarily interest income and lower investment write-downs.

A summary and discussion of net sales for Engine by market application follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Heavy-duty Truck	$ 524	$ 455	$ 1,571	$ 1,224
Medium-duty Truck and Bus	238	182	657	491
Light-duty Automotive	314	288	838	850
Total automotive	1,076	925	3,066	2,565
Industrial	427	350	1,284	983
Stationary Power	169	144	469	372
Total net sales	$ 1,672	$ 1,419	$ 4,819	$ 3,920

Shipments of engines in the third quarter of 2005 increased 15,300 units, or 13 percent compared to the third quarter of 2004. Shipments to automotive related markets increased 12 percent, shipments to industrial markets were up 16 percent and shipments of engines for power generation applications increased 7 percent.

A summary of shipments by engine classification (including unit shipments to Power Generation) is shown below:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Midrange	106,100	94,000	298,800	272,000
Heavy-duty	26,300	23,200	78,700	61,200
High-horsepower	3,300	3,200	10,200	8,500
Total engine shipments	135,700	120,400	387,700	341,700

Heavy-duty Truck

Engine and part sales to the heavy-duty truck market increased $69 million, or 15 percent, in the third quarter of 2005 compared to the same period last year.  The increase was primarily attributable to the continuing strong recovery in the North American truck market with increased third quarter demand compared to a year ago.  Total global shipments of heavy-duty truck engines increased 13 percent in the third quarter of 2005, compared to the same period last year.  Sales of service parts increased 6 percent compared to the same period last year, and were slightly lower as a percentage of total sales in the current quarter.  Unit shipments to OEMs in North America were up 12 percent compared to the same period last year driven by higher demand and higher market share while unit shipments to international locations were up 20 percent, with higher sales and increased market share to OEMs in Mexico and Asia partially offset by lower sales in Europe.

24

Sales to the heavy-duty truck market in the first nine months of 2005 increased $347 million, or 28 percent, compared to the same period last year.  Total shipments of heavy-duty truck engines increased 32 percent in the first nine months of 2005, compared to the same period last year with unit shipments to the North American heavy-duty truck market up 32 percent and shipments to international markets up 36 percent.  The sales increase was primarily driven by improved market share and the recovery in the North American truck market as OEMs increased build rates to meet the growing demand from truck fleets replacing aging equipment and adding capacity.

Medium-duty Truck and Bus

Medium-duty truck and bus revenues increased $56 million, or 31 percent, in the third quarter reflecting strong OEM demand.  Unit shipments to the U.S. and Canadian medium-duty truck market were up 19 percent compared to last year primarily due to increased market size, while shipments to international markets decreased 14 percent, with strong demand from OEMs in Latin America and Europe reduced by shipments to OEMs in Mexico due to lower market share.  Sales of bus engines and parts increased 68 percent in the third quarter of 2005 compared to 2004, with strong demand from North American OEMs with shipments up 58 percent and shipments to international OEMs up 103 percent with strong demand in Latin America and Asia, slightly offset by lower volumes in Europe.

Medium-duty truck and bus revenues in the first nine months of 2005 were up $166 million, or 34 percent, compared with the same period last year, driven primarily from increased demand from truck and bus OEMs in North American and international markets.  Shipments of medium-duty truck engines increased 32 percent compared to the first nine months of 2005 and shipments of bus engines were up 49 percent compared to the same period last year.

Light-duty Automotive

Sales to the light-duty automotive market increased $26 million, or 9 percent, in the third quarter of 2005, compared to a year ago and total shipments were up 15 percent.  Over one-half of the increase resulted from increased shipments to DaimlerChrysler for the Dodge Ram truck, up 3,980 units, or 10 percent compared to the same period last year, as dealers burned off inventory levels ahead of the 2006 model year introduction.  Engine shipments to DaimlerChrysler were 42,200 in the third quarter of 2005 compared to 38,220 in the third quarter a year ago.  Sales to recreational vehicle OEMs and other light-duty automotive OEM’s increased 31 percent in the third quarter of 2005 compared to the same period last year with shipments up 45 percent due to higher demand in this market.

Sales of light-duty automotive engines decreased $12 million, or 1 percent, in the first nine months of 2005, compared to the same period last year.  Most of the decrease was a result of lower engine sales for the Dodge Ram truck with shipments down 4 percent in the first nine months of 2005 compared to the same period last year.  Engine shipments to recreational vehicle (RV) OEMs and other light-duty automotive applications increased 18 percent in the first nine months of 2005 compared to the same period last year.

Industrial

Total engine and part sales to the construction, mining, marine, agriculture, government, oil and gas and rail markets increased $77 million, or 22 percent, compared to the same period last year.  Unit shipments increased 16 percent during the same period reflecting a change in sales mix to higher-priced engines and increased part sales.  Approximately 54 percent of engine shipments were to North American markets and 46 percent to international markets in the third quarter of 2005, unchanged compared to   2004.   Overall growth in industrial markets was driven by strong demand in the capital goods sector as the economy continues to expand.  The increase in sales to industrial markets resulted from the following:

  construction equipment market, representing 48 percent of total industrial sales, increased 24 percent, with shipments to North American OEMs and distributors up 17 percent and shipments to international OEMs up 26 percent, mining equipment market, mainly high-horsepower engines to manufacturers of large mine haul trucks, increased 28 percent, with shipments to North American OEMs up 31 percent due to strong market demand and shipments to international OEMs up 13 percent, primarily driven by higher coal and metal prices in Europe and Russia and strong demand from Asia.  Engine and parts sales in this market segment represented 21 percent of total industrial sales, commercial marine market, representing 14 percent of industrial sales, increased 41 percent, driven by a favorable sales mix of high-horsepower engines to ship builders in East Asia and strong demand from North American distributors, agricultural equipment OEMs, representing 10 percent of industrial sales, increased 8 percent with engine shipments to North American OEMs up 11 percent and shipments to international markets down 46 percent, primarily due to the loss of a major OEM in Latin America, sales to government markets, primarily for military applications, decreased 13 percent due to decline in sales of truck engines as shipments declined 35 percent, shipments to the oil and gas equipment market increased significantly, up 71  percent as our QSK engine continues to be well received in this relatively new market, and sales to rail equipment OEMs, primarily railcar builders in Europe and Asia, were down 62 percent primarily due to the completion of a major contract with a large European OEM and lower demand in Asia.

For the first nine months of 2005, Industrial sales were up $301 million, or 31 percent, compared to the same period last year, primarily due to strong demand across most market segments as the capital goods sector of the economy recovers.  The sales increase was split between domestic and international locations with sales to domestic OEMs up 14 percent and sales to international OEMs up 40 percent, with strong demand from construction OEMs up 24 percent globally and mining OEMs, up 40 percent globally, compared to the same period last year.

Stationary Power

                Sales of engines for commercial stationary power equipment increased $25 million, or 17 percent in the third quarter of 2005 compared to the third quarter of 2004.  For the first nine months of 2005, sales of engines for commercial stationary power equipment increased $97 million, or 26 percent compared to the same period last year.  These engine sales were purchases made by our Power Generation Segment and are eliminated in our Consolidated Statements of Earnings.

Power Generation

            Net sales and Segment EBIT for Power Generation were as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Net sales	$ 504	$ 493	$ 1,424	$ 1,322
Segment EBIT	46	15	96	38

                Net sales for Power Generation increased $11 million, or 2 percent, compared to the third quarter of 2004.  A majority of the increase was driven by strong demand in the power electronics business and the commercial generator set (g-set) markets, partially offset by lower sales at SEG.  The variance between the sales increase in the commercial business and the overall sales increase results from a decline in parts sales which are now reflected as revenues in the Engine Segment.

Segment EBIT for Power Generation increased $31 million in the third quarter of 2005, more than three times higher than segment EBIT a year ago.  A majority of the improvement was attributable to strong commercial g-set and g-drive volumes driven by the market recovery and increased capital goods spending, pricing actions and cost reduction initiatives.  The following contributed to the $31 million improvement in segment EBIT:

  higher gross margin from pricing actions ($20 million) and rental business ($6 million), partially offset by commodity cost increases for steel and copper ($2 million), lower volumes ($1 million) and other variable costs ($4 million), none of which were  individually material, reduced spending for selling, administrative and research and engineering expenses ($8 million),

  improved earnings at joint ventures ($1 million), and

  increase in other income ($3 million), primarily commissions and a gain on the sale of rental equipment.

For the first nine months of 2005, Power Generation sales increased $102 million, or 8 percent, while Segment EBIT increased $58 million, or 153 percent, compared to the same period last year.  Segment EBIT increased primarily from the following:

  increase in gross margin from higher sales volume and related absorption benefits ($17 million), pricing actions ($43 million), the consolidation of entities under FIN 46R ($9 million), partially offset by higher commodity costs ($18 million), and other variable costs ($8 million) none of which were individually material, decrease in selling, administrative and research and engineering expenses ($4 million)
  higher earnings from joint ventures ($4 million), and
  increase in other income from gains on the sale of rental equipment and commissions, partially offset by foreign currency translation ($7 million).

A summary and discussion of the increase in third quarter net sales for Power Generation follows:

  commercial g-drive and g-set sales increased 3 percent with increased demand in North America partially offset by lower sales in Asia,

  sales of alternators were up 1 percent,

  consumer mobile/RV sales increased 4 percent, and

  other power electronic products and our Energy Solutions business increased 15 percent.

A summary of engine shipments for Power Generation by engine category follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Midrange	4,800	4,300	14,500	11,500
Heavy-duty	1,900	1,700	5,200	4,600
High-horsepower	1,900	2,000	5,900	5,200
Total unit shipments	8,600	8,000	25,600	21,300

                Total Power Generation engine shipments increased 600 units, or 8 percent, compared to the third quarter of 2004.

            Unit shipments of power generation equipment with midrange engines increased 500 units, or 12 percent:

-          g-drive midrange powered units were flat, and

-          midrange powered g-sets increased 26 percent.

            Unit shipments of power generation equipment with heavy-duty engines increased 200 units, or 12 percent:

-          heavy-duty  powered g-drive units decreased 9 percent, and

-          heavy-duty powered g-sets increased 19 percent.

            Unit shipments of power generation equipment with high-horsepower engines decreased 100 units, or 5 percent:

-          high-horsepower g-drive units decreased 17 percent, and

-          high-horsepower g-sets increased 19 percent year-over-year, primarily due to strong demand in the Middle East,
    India and China.

For the first nine months of 2005, power generation engine shipments were up 4,300 units, or 20 percent, compared to the prior year, with g-drive unit shipments up 14 percent with strong demand in North America, Europe and Australia partially offset by lower demand in Asia.  G-set unit shipments were up 25 percent for the first nine months compared to the prior year with volumes up in all regions except Asia.

Components

            Net sales and Segment EBIT for Components were as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Net sales	$ 481	$ 445	$ 1,465	$ 1,305
Segment EBIT	21	23	65	71

Components sales increased $36 million, or 8 percent, in the third quarter of 2005 with all geographic regions experiencing volume increases and strong aftermarket sales activity, compared to the third quarter of 2004.  The increase in sales was a result of the following:

  filtration and exhaust products, including our Emissions Solutions business, increased 8 percent  with strong aftermarket sales in the U.S. while international sales were up 10 percent with strong demand across all regions led by Latin America and Asia, sales of our Holset turbocharger subsidiary increased 12 percent in the third quarter of 2005, compared to the same period last year with higher aftermarket sales to OEMs, partially offset by lower demand in China, and revenues from the newly integrated Fuel Systems business increased 6 percent compared to a year ago.

The impact of foreign currency exchange rates was not material to the sales increase.

For the first nine months of 2005, revenues were up $160 million, or 12 percent.  Geographically, sales of filtration and exhaust products increased in most regions with sales up 8 percent in the U.S. in the first nine months of 2005 and up 10 percent in international areas compared to the same period last year.  Revenues from the Holset turbocharger business were up 22 percent in the first nine months of 2005 compared to the same period last year while revenues from the Fuel Systems business increased  6 percent.

Segment EBIT for Components decreased $2 million, or 9 percent, in the third quarter of 2005, compared to the same period last year due to the following:

  higher sales volume in filtration and turbocharger businesses contributed an incremental $18 million in gross margin, including $2 million from pricing and $4 million from favorable sales mix but was partially offset by higher steel prices used in manufacturing filters and exhaust products, production inefficiencies from capacity constraints,  premium freight charges and other cost increases ($11 million), increased selling and administrative expenses ($6 million) primarily higher staffing costs and legal expenses, increased research and engineering expenses ($3 million), for our Emissions Solutions exhaust business.  We expect higher research and engineering expenses for this segment due to the critical nature of the exhaust and turbocharger businesses in anticipation of the 2007 emissions changes.

For the first nine months of 2005, Segment EBIT decreased $6 million, or 8 percent, compared to the same period last year.  A majority of the decrease was a net result of the following:

  increase in gross margin due to higher volumes, favorable mix and pricing actions ($45 million), partially offset by higher commodity prices, production inefficiencies from capacity constraints and premium freight charges and other cost increases ($31 million), higher selling and administrative expenses ($13 million),

  higher research and engineering expenses ($5 million), and decrease in other income and expense ($2 million).

Distribution

             The net sales and Segment EBIT for Distribution were as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
Net sales	$ 295	$ 249	$ 845	$ 673
Segment EBIT	28	20	74	51

Net sales for Distribution increased $46 million, or 18 percent, in the third quarter of 2005, compared to the same period last year.   The increase in sales was a result of the following:

  engine sales, representing approximately 37 percent of the sales increase, were strong across most distributor locations with higher sales in Europe, Australia and Canada,

  sales of parts and service, representing 30 percent of the sales increase, were up at most distributor locations compared to a year ago, and power generation equipment sales increased during the quarter with higher sales at distributorships in the Middle East and South Pacific offset by declines in Asia.

Approximately $13 million, or 28 percent, of the sales increase were sales of a recently acquired distributor in Europe and $4 million was attributable to the favorable impact of foreign currency exchange rates.

For the first nine months of 2005, sales were up $172 million, or 26 percent, compared to the same period last year.  Sales of engines, parts and service at distributorships were strong during the first nine months of 2005 in nearly all geographic areas, particularly Europe, Latin America, Australia and the Middle East, where sales at our Dubai distributorship were up 60 percent year-over-year partially offset by lower sales in East Asia.

Segment EBIT for the third quarter of 2005 increased $8 million, or 40 percent, compared to the same period last year.  The increase in earnings was attributable to the following:

  improved gross margins from higher sales volume of engines, parts and service and power generation equipment ($13 million), pricing actions and favorable sales mix from stronger parts and service sales ($2 million) and favorable currency impact ($1 million), increased selling and administrative expenses ($11 million), primarily due to acquisitions and new branch openings in Europe, and higher earnings from equity investees ($2 million) and other income ($1 million).

On a year-to-date basis, segment EBIT for Distribution increased $23 million, or 45 percent, compared to last year.   The increase in earnings was a result of the following:

  higher gross margins from higher sales volumes of engines, parts and service and power generation equipment, pricing actions and currency impact ($57 million),

  higher selling and administrative expenses ($42 million), primarily from acquisitions, new branch openings and dealer development support, and increased earnings from equity investees ($5 million) and other income ($3 million).

Geographic Markets

Sales to U.S. markets in the third quarter and first nine months of 2005 comprised 50 percent and 50 percent of total sales, respectively, compared to 52 percent and 53 percent, respectively, a year ago.  Sales to international markets in the third quarter and first nine months were 50 percent and 50 percent of total sales, respectively, compared to 48 percent and 47 percent, respectively, a year ago.  A summary of net sales by geographic territory follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
Millions	2005	2004	2005	2004
United States	$ 1,223	$ 1,133	$ 3,585	$ 3,205

Asia/Australia	429	377	1,224	1,079
Europe/CIS	326	303	1,008	787
Canada	186	148	529	382
Mexico/Latin America	191	149	511	402
Africa/Middle East	112	84	308	234
Total international sales	1,244	1,061	3,580	2,884
Total sales	$ 2,467	$ 2,194	$ 7,165	$ 6,089

Sales in the United States increased $90 million, or 8 percent, primarily on the strength of the North American heavy-duty and medium-duty truck markets and the industrial market.  Engine sales to the North American heavy-duty truck market, a majority of which are U.S. based sales, increased 10 percent, compared to the third quarter of 2004.  Engine sales to the medium-duty truck market in North America increased 20 percent during the same period and industrial engine sales were up 22 percent.  Sales of power generation equipment in North America, primarily g-sets, increased 37 percent in the third quarter of 2005, compared to 2004.

                International sales increased $183 million, or 17 percent, in the third quarter of 2005 compared to the third quarter of 2004.  A discussion of the increase by geographic region follows:

  Asia/Australia, representing 35 percent of international sales and 17 percent of total sales increased $52 million, or 14 percent, primarily from increased demand for heavy-duty truck engines, power generation equipment, and engines for marine and mining applications,

  Europe/CIS, representing 26 percent of international sales and 13 percent of total sales in the third quarter of 2005, increased $23 million, or 8 percent, primarily due to strong sales at distributor locations, increased sales for construction and mining markets and power generation equipment, partially offset by lower sales of medium-duty truck engines,

  Canada, representing 15 percent of international sales and 7 percent of total sales, increased $38 million, or 26 percent, driven by higher heavy-duty and midrange automotive sales,

  Mexico/Latin America, representing 15 percent of international sales and 8 percent of total sales, increased $42 million, or 28 percent, primarily from increased engine sales to heavy-duty and medium-duty truck OEMs and bus OEMs, and

  Africa/Middle East, representing 9 percent of international sales and 5 percent of total sales increased $28 million, or 33 percent, primarily driven by increased sales of engines, parts and service and power generation equipment at our Dubai and South Africa distributors.

                For the first nine months of 2005, sales in the U.S. increased $380 million, or 12 percent, compared to the first nine months of 2004, largely on the strength of the North American heavy-duty and medium-duty truck markets, where shipments were up 32 percent and 33 percent, respectively, and strong demand from industrial markets where shipments increased 38 percent.

                International sales increased $696 million, or 24 percent, in the first nine months of 2005 compared to 2004 and resulted from the following:

  Asia/Australia increased 13 percent on strong demand for heavy-duty truck and bus engines and construction engines,

  Europe/CIS increased 28 percent, primarily from higher engine and part sales at distributors, and increased medium-duty truck engine sales and power generation equipment,

  Canada increased 38 percent driven by heavy-duty and medium-duty engine sales,

  Mexico/Latin America increased  27 percent on strong demand for heavy-duty and medium-duty truck engines , and

  Africa/Middle East increased 32 percent due to higher engine and part sales at distributorships and strong demand for power generation equipment.

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash provided by continuing operations is a major source of funding our working capital requirements. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we may use periodic borrowings, primarily from our receivable sales program and our revolving credit facility, to fund working capital requirements.  As of September 25, 2005, there were no borrowings outstanding under our receivable sales program or our revolving credit facility.

               We believe cash generated from operations, our credit facility arrangements and our accounts receivable program provide us with the financial flexibility required to satisfy future short-term funding requirements for working capital, debt service obligations, capital spending, dividend requirements and projected pension funding.  On March 1, 2005, we repaid our 6.45% Notes with a principal amount of $225 million from cash and cash equivalents.  In September, we announced our intention to repay our $250 million 9.5% notes in December 2006, the first call date for the notes.  The notes were issued in November 2002 and will be repaid using cash generated from operations.  In addition, we also announced our intention to repurchase up to $100 million of our common stock over the next two years.

With the exception of payments required under various operating and capital leases, principal and interest payments on notes issued by a consolidated VIE and our pension funding commitments, there are no major fixed cash payment obligations occurring until 2010 when our $250 million 9.5% Notes mature.

Cash Flow Summary

For the nine months ended September 25, 2005, cash and cash equivalents decreased $50 million as detailed below:

	Nine Months Ended
	September 25,	September 26,
Millions	2005	2004
Net cash provided by operating activities	$ 385	$ 368
Net cash used in investing activities	(125)	(113)
Net cash (used in) provided by financing activities	(305)	59
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)
Net (decrease) increase in cash and cash equivalents	$ (50)	$ 313

Operating Activities.  Net cash provided from operations increased $17 million in the first nine months of 2005, compared to the same period last year, primarily due to an increases in net earnings ($152 million), deferred income tax provision ($94 million) and changes in long-term liabilities ($52 million), partially offset by a change in working capital ($287 million).  Working capital used a net $315 million of cash in the first nine months of 2005 compared to a net use of $28 million in the first nine months of 2004, or a net increase in cash used for working capital of $287 million.  The net increase in cash used by changes in working capital compared to the first nine months of 2004 resulted primarily from higher accounts receivable ($155 million), and decreases in accounts payable ($78 million) and accrued expenses ($76 million), partially offset by lower inventory ($16 million), and a net increase in other current assets ($6 million).  The majority of the increase in accounts receivable was a result of a major customer discontinuing its trade payables program effective January 2005 which previously allowed for accelerated payment terms and a higher mix of international receivables which typically have longer collection periods.  The net reduction in accounts payable was from a larger ramp-up in production during 2004 and the decrease in accrued expenses was driven by a larger payout of variable compensation in the first quarter of 2005.

 Investing Activities.  Cash used in investing activities was $125 million during the first nine months of 2005 compared to $113 million a year ago, or a net decrease in cash of $12 million.  The decrease was primarily due to increased capital expenditures ($43 million), partially offset by a decrease in cash used for business acquisitions ($16 million) and advances to equity investees ($15 million).

Capital spending was $121 million in the first nine months of 2005 compared to $78 million in the first nine months of 2004.  We currently expect capital expenditures for 2005 to be less than our previous second quarter estimate of $220 million to $240 million.  Capital spending activity in 2005 is primarily for capacity increases, manufacturing equipment and tooling for new products.

 Financing Activities.  Financing activities used $305 million in the first nine months of 2005 and provided $59 million of cash in the same period last year, or a net decrease in cash of $364 million.  The increase in cash used by financing activities is due to a net increase in cash used for payments on borrowings and capital lease obligations ($303 million), most of which was from the payment on our $225 million 6.45% Notes that matured in March 2005, a decrease in employee stock option exercises in first nine month of 2005 compared to the same period a year ago which reduced cash proceeds received from issuing common stock ($98 million), a decrease in cash received from net borrowing under short-term credit agreements ($11 million) and an increase in cash distributed to minority shareholders ($11 million) partially offset by an inflow of cash proceeds from higher borrowings ($56 million).

Cash and cash equivalents were $561 million at the end of the first nine months of 2005, or 41.5 percent of total debt, compared to $611 million, or 37.6 percent of total debt, at the beginning of the year.  Cash and cash equivalents at the end of the first nine months were $140 million higher compared to the same period last year but $50 million lower than the beginning of the year.

Available Credit Capacity

Available credit capacity included the following:

September 25,
Millions	2005
Revolving credit facility	$ 532
International credit facilities accessible by local entities	86
International credit facilities accessible by corporate treasury	36
Accounts receivable	200
Total available credit capacity	$ 854

                Our total debt at September 25, 2005 was $1.352 billion, compared to $1.626 billion at December 31, 2004 and $1.573 billion at September 26, 2004.  Total debt as a percentage of total capital, including total debt, was 43.4 percent at September 25, 2005, compared to 53.7 percent at December 31, 2004 and 55.1 percent at September 26, 2004.  Based on projected cash flows from operations and existing credit facilities, we believe our liquidity is sufficient to meet anticipated working capital, capital expenditures, debt, dividend requirements and pension funding in the foreseeable future.

Working Capital Summary

	September 25,	December 31,	September 26,
Millions	2005	2004	2004
Current assets	$ 3,686	$ 3,256	$ 2,974
Current liabilities	2,228	2,180	2,122
Working Capital	$ 1,458	$ 1,076	$ 852
Current ratio	1.65	1.49	1.40
Days’ sales in receivables	55	49	49
Inventory turnover	6.4	7.3	7.3

                Most of the deterioration in days’ sales in receivables between year-end 2004 and third quarter 2005 resulted from a higher mix of international receivables which typically have longer collection periods and a termination in accelerated payment terms from a major customer.  The deterioration in inventory turnover primarily results from an increase in inventory necessary to meet expected fourth quarter demand and isolated operational issues at some of our Power Generation facilities.

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements contain restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There have been no events in the first three quarters of 2005 to impede our compliance with these covenants.

Our current ratings and ratings outlook from each of the credit rating agencies are shown in the table below.  On July 1, 2005,  Fitch Ratings upgraded our senior unsecured notes to BB+ from BB- and maintained a stable outlook.  On July 28, 2005, Standard & Poor’s raised its corporate ratings to BBB-, or investment grade, from BB+ and maintained a stable outlook.  On September 16, 2005, Moody’s Investor Service raised the debt securities rating of our senior unsecured debt to BA1 from BA2 and changed their rating outlook to positive from stable.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Ba1	Non-prime	Positive
Standard & Poor's	BBB-	WR	Stable
Fitch	BB+	BB+	Stable

                We believe our focus on improving earnings, generating positive cash flow and reducing debt is helping us achieve our goal of returning to investment grade status in the financial community.

Revolving Credit Facility

In December 2004, we entered into a new revolving credit facility that replaced our prior revolving credit facility scheduled to expire in November 2005. The new revolving credit facility provides for aggregate unsecured borrowings of up to $650 million on a revolving basis for a period of five years.  The terms and conditions and financial covenants of the revolving credit facility are discussed in the “ Liquidity and Capital Resources” section of our 2004 Annual Report on Form 10-K. As of September 25, 2005, there were $116 million in letters of credit outstanding against this facility, no borrowings and we were in compliance with all covenants of the credit agreement.

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a new three year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “ Receivables, net” on our Consolidated Balance Sheets. The maximum interest in sold receivables outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in the agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as those described above under our revolving credit facility. The interest in receivables sold to the financial institution in the first nine months 2005 was not significant and as of September 25, 2005, there were no amounts outstanding under this program.

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

During 2002 and 2003, we entered into new leases for portions of the equipment with a different lessor ($29 million and $34 million, respectively). The new leases had a minimum two-year non-cancelable lease term with monthly renewal options for the 2002 transaction and four nine-month renewal options for the 2003 transaction. The deferred margin associated with the equipment that transferred to the new lessor remained unchanged, as there was not an ultimate sale to a third party. In December 2004, the master lease agreement associated with these leases was also amended.  This amendment required us to repurchase the equipment at the end of the two-year non-cancelable lease terms, and as a result, the leases were classified as capital leases.

The financial impact of amending these leases, which represent the majority of the equipment under lease in our PowerRent program, resulted in an increase in our capital lease obligations by the present value of: (1) the remaining minimum lease payments, plus (2) any guaranteed residual or repurchase obligation at the time of amendment. In addition, the amount of our property, plant and equipment was increased by the same amount, reduced for the remaining deferred gains associated with the original sale-leaseback discussed above. The equipment is being depreciated over its expected remaining useful life. The increase in our property, plant and equipment at the time of the lease amendments was $104 million. The balance of the capital lease obligations related to these programs at September 25, 2005, was $88 million.

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

The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of September 25, 2005, we had $3 million of guarantees outstanding under the operating agreement relating to distributor borrowings of $130 million.

Residual Value Guarantees

                We have various residual value guarantees on equipment leased under operating leases.  The total amount of these guarantees at September 25, 2005, was $10 million.

                Other Guarantees

                In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these guarantees was $24 million at September 25, 2005.

We also have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover its tooling costs.  If our purchases from these suppliers were to stop at September 25, 2005, the amount of the penalty would be approximately $15 million.  However, based on a current forecast of purchases, we do not anticipate paying any penalties under these contracts.

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

Related Party Transactions

A discussion of related party transactions may be found in the "Management's Discussion and Analysis" section of the Company's 2004 Annual Report on Form 10-K under the caption “ Financing Arrangements for Related Parties.”

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

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for product coverage programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.  A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2004 Annual Report on Form 10-K under the caption “ APPLICATION OF CRITICAL ACCOUNTING ESTIMATES” ..  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the third quarter or first nine months of 2005.

Pension Benefits

We sponsor a number of pension plans in the U.S., the U.K. and various other countries. In the U.S. and the U.K. we have several major defined benefit plans that are separately funded. We account for our pension programs in accordance with SFAS 87, “ Employers’ Accounting for Pensions,” which requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our Consolidated Financial Statements in the future.

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

Our net periodic pension expense was $89 million in 2004. Our net periodic pension expense is expected to be $106 million in 2005. Another key assumption used in the development of the net periodic pension expense is the discount rate. The discount rate used to develop our net periodic pension expense in the U.S. was 6.25% for the years ended December 31, 2004. The discount rate for our non-U.S. pension expense was 5.66%. We used 5.75% and 5.32% for U.S. and non-U.S. pension expense in 2005. Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension expense calculation and due to the fact that the accumulated benefit obligation (ABO) is calculated on a present value basis, changes in the discount rate assumption will impact the current ABO. An increase in the ABO caused by a decrease in the discount rate may result in additional voluntary contributions to a pension plan as our U.S. funding strategy is to fund approximately 90% of the ABO.

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

  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

  other risk factors described in Part I of our 2004 Annual Report on Form 10-K under the caption “ RISK FACTORS RELATING TO OUR BUSINESS.”

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

b.)            Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 25, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

            The following information is provided pursuant to Item 703 of Regulation S-K:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	-	n/a	n/a	24,453
August	8,339	85.19	n/a	16,114
September	5,438	90.41	n/a	10,676
Total	13,777	87.25

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

During the first nine months of 2005, the Company issued 21,636 shares of restricted stock as compensation to the Company's non-employee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

In September, our Board of Directors ratified prior authorization to repurchase our commons stock, with a maximum repurchase of 2.4 million shares to be held in our treasury.  We currently plan to repurchase, at prices to be determined, approximately $100 million of our common stock over the next two years.

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

Cummins Inc
Date: November 2, 2005

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Executive Vice President-Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)