Form 10-K
period 2005-12-31
CUMMINS INC
filed 2006-02-28
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates was approximately $3.4 billion at June 26, 2005.

As of February 5, 2006, there were 46,455,939 shares outstanding of $2.50 par value common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

Part	Item		Page
I	1	Business	3
		Overview	3
		Available Information	3
		Competitive Strengths	4
		Business Strategy	5
		Our Operating Segments	7
		Engine Segment	8
		Power Generation Segment	10
		Components Segment	11
		Distribution Segment	12
		Segment Financial Information	12
		Supply	12
		Patents and Trademarks	13
		Seasonality	13
		Largest Customer	13
		Backlog	14
		Distribution	14
		Research and Engineering	14
		Joint Ventures and Alliances	15
		Employees	17
		Environmental Compliance	18
	1A	Risk Factors Relating to Our Business	19
	1B	Unresolved Staff Comments	22
	2	Properties	22
	3	Legal Proceedings	23
	4	Submission of Matters to a Vote of Security Holders	23
II	5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
	6	Selected Financial Data	25
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
	7A	Quantitative and Qualitative Disclosures About Market Risk	61
	8	Financial Statements and Supplementary Data	62
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
	9A	Controls and Procedures	62
	9B	Other Information	63
III	10	Directors and Executive Officers of the Registrant	64
	11	Executive Compensation	65
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
	13	Certain Relationships and Related Transactions	65
	14	Principal Accountant Fees and Services	66
IV	15	Exhibits and Financial Statement Schedules	66
		Index to Financial Statements	66
		Signatures	123
		Index to Exhibits	124

PART I

Item 1.   Business

OVERVIEW

Cummins Inc. (“Cummins,” “the Company,” “the registrant,” “we,” “our,” or “us”) is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including DaimlerChryslerAG (DaimlerChrysler), Volvo AB, PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), CNH Global N.V., Komatsu and Scania AB. We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories.

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and the price of crude oil (fuel costs). OEM inventory levels, production schedules and work stoppages also impact our sales. Economic downturns in the markets we serve generally result in reduced sales, which affect our profits and cash flow.

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

Cummins internet site is www.cummins.com. You can access Cummins Investor Information webpage through our internet site, by clicking on the heading “Investor Information.” Cummins makes available free of charge, on or through our Investor Information website, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Cummins also makes available, through our Investor Information webpage, under the link SEC filings, statements of beneficial ownership of Cummins equity securities filed by its directors, officers, 10 percent or greater shareholders and others under Section 16 of the Exchange Act.

Cummins also has a Corporate Governance webpage. You can access Cummins Corporate Governance webpage through our internet site, www.cummins.com, by clicking on the heading “Investor Information” and then the topic heading of “Governance Documents.” Cummins posts the following on its Corporate Governance webpage:

•       ISS Corporate Governance Rating,

•       Code of Conduct,

•       Corporate Governance Principles,

•       By-laws of Cummins Inc.,

•       Audit Committee Charter,

•       Governance and Nominating Committee Charter, and

•       Compensation Committee Charter.

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

In accordance with NYSE Rules, on June 8, 2005, the Company filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the company of the NYSE’s corporate governance listing standards.

COMPETITIVE STRENGTHS

We believe the following competitive strengths are instrumental to our success:

•       Leading Brands.   Our product portfolio includes products and services marketed and branded under various trademarks, tradenames and trade dress configurations throughout the world, including each of the following brands, which holds a leading position in its respective market:

•        Cummins® engines, electric power generation systems, components and parts;

•        Onan® generator sets;

•        Alternator products sold under the Stamford®, AvK® and Markon® brands;

•        Fleetguard® filtration systems and components;

•        Nelson® intake and exhaust systems and components;

•        Kuss™ automotive in-tank fuel filtration;

•        Universal Silencer™ filtration systems and silencers; and

•        Holset® turbochargers.

Our continual investment in and attention to furthering brand equity in our offerings and across our business units includes leveraging and creating brand identity, brand value and brand presence for our offerings in our markets of interest. In part, as a result of this investment and by seeking to aggregate brand strength in complementary markets, we also gain recognition in and across our markets for our offerings, continually seek new and innovative means to further develop and expand market share through our brand equity position, and strengthen customer relationships.

While our portfolio of branded assets and offerings contains a number of market leaders, we operate in a highly competitive sector and our branded offerings compete with the brands offered by other manufacturers and distributors that produce and sell similar offerings.

•       Customers and Partners.   To maintain technology leadership and a global presence in a cost-effective manner, we have established strategic alliances with a number of our leading customers. These partnerships provide us with a knowledge and understanding of our customers’ technology and business needs, and enable us to develop products and services which better meet their requirements at lower costs. For example, we have both customer and supplier arrangements with Komatsu, Ltd., including manufacturing joint ventures and a product development joint venture through which we have partnered in the development of several engines. We are also the exclusive supplier of engines for Komatsu mining equipment. In addition, we have been the exclusive diesel engine supplier to DaimlerChrysler for its Dodge Ram truck since 1988, and in 2003 our exclusivity agreement was extended beyond model year 2007. We have long-term agreements with Volvo, PACCAR and International Truck and Engine Corporation for the supply of heavy-duty truck engines. These agreements afford us long-term price stability and eliminate certain dealer and end-user discounts as well as offer closer integration on product development. We also have multiple international joint ventures which manufacture heavy-duty and midrange engines, including partnerships with the Tata Group whose member company is the leading truck manufacturer in India, and Dongfeng Automotive Corporation, an engine supplier to the second largest truck manufacturer in China.

•       Global Presence.   We have a strong global presence including a worldwide distribution system, manufacturing and engineering facilities around the world and a network of global supply sources. Our worldwide presence has enabled us to take advantage of growth opportunities in international markets, with sales outside the U.S. growing from 43 percent of total consolidated net sales in 2000 to 51 percent of total consolidated net sales in 2005. For over 70 years, we have developed a distribution and service network that includes more than 550 company-owned and independent distributor locations and 5,000 independent dealers located throughout 160 countries and territories. We also have manufacturing operations and product engineering centers around the world, with facilities in the United Kingdom (UK), Brazil, Mexico, Canada, France, Australia, China, India, South Africa and Singapore. In addition, we have developed a global network of high-quality, low-cost supply sources to support our manufacturing base.

•       Leading Technology.   We have an established reputation for delivering high-quality, technologically advanced products. We continuously work with our customers to develop new products to improve the performance of their vehicles, equipment or systems at competitive cost levels. We are a leader in developing technologies to reduce diesel engine emissions, a key concern of our customers and regulators around the world. We were the first company to develop engines that were certified to meet new emissions standards governing on-highway heavy-duty diesel engines. These standards went into effect for Cummins in the U.S. on October 1, 2002. We were also the first manufacturer to receive a Tier III Certificate of Conformity from the Environmental Protection Agency (EPA) for our QSM off-highway engine that met the January 2005 emissions standards. We have also developed low-emission, high-performance natural gas engines as an alternative-fuel option for the on-highway, industrial and power generation markets. Our technology leadership enables us to develop integrated product solutions for the power generation and filtration markets, allowing our customers to use a single high-performance, low-cost system as opposed to multiple components from different suppliers.

BUSINESS STRATEGY

The five key elements of our business strategy are as follows:

•       Aggressively Pursue Cost Leadership.   In many of our markets, product or system cost is a critical performance parameter for our customers. To achieve cost leadership, we will continue to leverage our innovative technology, economies of scale, global presence and customer partnerships. Beginning in 2000, we have focused on reducing costs and lowering our breakeven point to maintain a competitive advantage and to deliver quality products to our customers. The following key initiatives are integral to this strategy:

•        Six Sigma.   Since the program’s inception in 2000, we have not only applied Six Sigma to manufacturing processes and in the initial design of new products, but also expanded the program to include processes with customers, suppliers and distributors. Six Sigma yields not only significant cost savings and improved quality, it strengthens our relationships with these important stakeholders and contributes to developing long-term relationships.

•        Global Sourcing.   Our cost reduction efforts in supply chain management include global procurement from less expensive international markets such as China, India, Eastern Europe and Brazil which has resulted in significantly reducing the cost of purchased materials and services during the last six years.

•        Technical Productivity.   We have managed our research and development costs through a number of initiatives including a) conducting research and development off-shore at our technical center in India, b) cost-sharing arrangements with OEM customers and joint venture partnerships and c) by using analysis-led design to eliminate capital-intensive prototypes through virtual computer modeling. In 2004, we signed an agreement with Dongfeng Cummins Engine Co., Ltd. (DCEC) for a research facility in China that is expected to open in mid-2006. These initiatives have helped us to continue to be a technology leader, while maintaining our research and engineering expense at approximately 2.8 percent of consolidated net sales for 2005.

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

•        Our Engine segment has made significant progress toward meeting 2007 and 2010 on-highway emissions standards. In addition, our strategy includes the development of engines for the growing oil and gas, marine and SUV/light pickup truck markets.

•        Our Power Generation segment is focused on increasing sales of standby power, mobile and auxiliary power, distributed generation, alternators and power electronics and controls, such as transfer switches and switchgear.

•        Our Components segment will leverage the Company’s filtration, exhaust, fuel systems, turbocharger and engine technologies to provide integrated solutions for its customers and meet increasingly stringent emissions requirements.

•        Our Distribution segment is growing through the expansion of the aftermarket parts and service business by capitalizing on its global customer base and fast growth markets in China, India and Russia. Our strategy also includes increasing our ownership interest in key portions of the distribution channel.

•       Maximize Shareholder Value.   Return on equity is a primary measure of our consolidated financial performance. We report the performance of our operating segments based on segment EBIT. Segment EBIT is earnings before interest, taxes, minority interests, preferred dividends and cumulative effect of accounting changes and segment average net assets is net assets excluding debt, taxes and adjustments to the minimum pension liability.

•       Leverage Complementary Businesses.   Strong synergies and relationships exist between our operating segments in the following areas:

•        Shared Technology.  In addition to common platforms of base product technology, our operating segments have technical capabilities which can be applied commercially to provide integrated solutions for our customers. The operating segments also realize synergies in the development and application of broader technology tools (such as information technology).

•        Common Channels and Distribution.  All operating segments utilize a common distribution channel, which provides access to a full range of our products and also provides economies of scale.

•        Shared Customers and Partners.  There is substantial commonality in customers and partners between operating segments, which allows us to build strong customer relationships and provides opportunity for expanded product offerings.

•        Corporate Brand and Image.  All operating segments benefit from the established and respected corporate brand.

•       Ensuring and Reinforcing a Strong Performance Ethic.  We have performance management systems around the globe based on doing what we say we will do, in terms of financial performance, meeting customer and partner expectations and demonstrating our corporate core values.

Capital expenditures for 2006 will increase to support our growth, and will include investments to increase capacity and to fund our new products. Our investments in capacity improvement are focused, cut across all of our businesses and are designed for rapid return on investment. Our capital spending decisions are made to ensure that we do not negatively impact our return on equity. We continue to invest more of our capital in low-cost regions of the world to further leverage our opportunities for cost reduction. We currently expect capital expenditures for 2006 to be approximately $250 million dollars to support these initiatives. This investment level is below our expected depreciation and amortization for this period.

One of our goals is to regain an investment grade credit rating from the rating agencies. To achieve this goal, we have focused on increasing earnings, reducing fixed costs in our businesses, managing risks aggressively, improving cash flow and reducing debt levels and other underfunded obligations.

OUR OPERATING SEGMENTS

We operate four complementary operating segments that share technology, customers, strategic partners, brands and our distribution network to gain a competitive advantage in their respective markets. With our size and global presence, we provide world-class products, service and support to our customers in a cost-effective manner. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support.

We made certain leadership changes effective May 2, 2005, within our management team. In connection with these changes, certain modifications were made to our internal reporting. These modifications are summarized below:

•       The Filtration and Other segment was renamed the Components segment and now includes operating results of the fuel systems business which were previously included in the Engine segment. Historically, the fuel systems business transferred product within the Engine segment at cost. Beginning in the third quarter, those transfers now use a cost-plus based transfer price. As a result of this change, segment EBIT increased for the Components segment and decreased for the Engine segment but there was no impact to consolidated earnings. Revenues of the Components segment were also increased to reflect transfers to the Engine segment and eliminations were increased by a corresponding amount.

•       The North American distribution business was combined with the International Distribution segment and renamed the Distribution segment. Previously, the North American distribution business was reported in the Engine and Power Generation segments as investee equity and included the results of a partially-owned distributor that is consolidated. As a result, revenues of the Engine segment were increased to reflect sales to the consolidated distributor that were previously eliminated and decreased for the revenues of the consolidated distributor which are now included in the Distribution segment. In addition, this change also caused investee equity earnings in the Engine and Power Generation segments to decrease while investee equity earnings in the Distribution segment increased by a corresponding amount.

Engine Segment

Our Engine segment manufactures and markets a broad range of diesel and natural gas-powered engines under the Cummins brand name for the heavy-and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products with displacement from 1.4 to 91 liters and horsepower ranging from 31 to 3,500. In addition, we provide a full range of new parts and service, as well as remanufactured parts and engines, through our extensive distribution network. The Engine segment is our largest operating segment, accounting for approximately 56 percent of total sales before intersegment eliminations in 2005.

The principal customers of our heavy-and medium-duty truck engines include truck manufacturers, such as International Truck and Engine Corporation (Navistar International Corporation), Volvo Trucks North America, PACCAR and Freightliner, manufacturers of school, transit and shuttle buses and manufacturers of construction, agricultural and marine equipment. The principal customers of our light-duty on-highway engines are DaimlerChrysler and manufacturers of RVs.

In the markets served by our Engine segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are Caterpillar, Inc., Detroit Diesel Corporation, Mack Trucks, Inc. and International Truck and Engine Corporation (Engine Division). Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Mercedes Benz, Volvo, Renault Vehicules Industriels, Scania, Weichai Power Co. Ltd. and Nissan Diesel Motor Co., Ltd.

Our Engine segment organizes its engine, parts and service businesses around the following end-user markets:

Heavy-Duty Truck

We manufacture a complete line of diesel engines that range from 310 horsepower to 565 horsepower serving the worldwide heavy-duty truck market. We offer the ISM and ISX engines and in Australia, the Signature 620 series engines, which we believe comprise the most modern product engine line in our industry. Most major heavy-duty truck manufacturers in North America offer our diesel engines as standard or optional power. In 2005, we held a 26 percent share of the Group II engine market for NAFTA heavy-duty trucks. We are also the market leader in Mexico and South Africa. Our largest customer for heavy-duty truck engines in 2005 was International Truck and Engine Corporation (Navistar International Corporation) with sales representing almost 9 percent of consolidated net sales.

In recent years we have entered into long-term supply agreements with three key customers to improve customer service and increase market share. In 2000, we entered into a long-term agreement with Volvo Trucks North America, Inc. under which we act as its sole external engine supplier. In 2001, we entered into long-term supply agreements with PACCAR and International Truck and Engine Corporation (Navistar International Corporation) covering our heavy-duty engine product line. These supply agreements provide long-term, stable pricing for engines and eliminate certain dealer and end-user discounts, in order to provide our customers with full responsibility for total vehicle cost and pricing. In addition, these agreements provide for joint work on engine/vehicle integration with a focus on reducing product proliferation. These efforts are expected to reduce product cost while creating enhanced value for end-users through better product quality and performance. The joint sales and service efforts also will provide better customer support at a significantly reduced cost to the partners.

Medium-Duty Truck and Bus

We manufacture a product line of medium-duty diesel engines ranging from 185 horsepower to 315 horsepower serving medium-duty and inter-city delivery truck customers worldwide. We believe that our ISB, ISC and ISL series diesel engines comprise the most advanced product line in the industry. We sell our ISB and ISC series engines and engine components to medium-duty truck manufacturers in Asia, Europe and South America. In 1990, we entered the North American medium-duty truck market and for the year ended 2005 our market share for diesel powered medium-duty trucks had grown to approximately 15 percent. Freightliner LLC, (a division of DaimlerChrysler), PACCAR, Ford and Volkswagen AG are our major customers in this worldwide market.

We also offer our ISB and ISC diesel engines and alternative-fuel engines for school buses, transit buses and shuttle buses and our B and C series engines for natural gas applications, which are focused primarily on transit and school bus markets. The demand for alternative-fuel products continues to grow both domestically and internationally. Cummins Westport Inc., a joint venture formed in 2001 with Westport Innovations, Inc., offers low-emission, propane and natural gas engines that are currently used in municipal transportation markets in Los Angeles, Boston, Salt Lake City, Vancouver, BC and Beijing, China.

Light-Duty Automotive

We are the exclusive provider of diesel engines used by DaimlerChrysler in its Dodge Ram trucks. Our relationship with DaimlerChrysler extends over 15 years, and in 2005 we shipped over 160,000 engines for use in Dodge Ram trucks. In 2005, DaimlerChrysler was our largest customer. In 2003, our selection as the exclusive diesel power provider for Dodge Ram truck models was extended to include the 2007 model year. The Dodge Ram Heavy-Duty Cummins Turbo offers best in class 610 lb-ft of torque and 325 horsepower, and we expect this popular engine will continue to result in strong sales volumes with the availability of our engine in the new Dodge Ram Mega Cab model.

We are the leading manufacturer of diesel engines for use in the Class A motorhome market, with a market share representing over 50 percent of the diesel engines in retail Class A motorhome sales. The diesel segment of the Class A motorhome market has grown from 39 percent in 2000 to approximately 48 percent in 2005, indicating a growing preference for diesel power for this application.

Industrial

Our medium-duty, heavy-duty and high-horsepower engines power a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation, commercial and recreational marine applications throughout the world. Our major construction OEM customers are in North America, Europe, South Korea, Japan and China. These OEMs manufacture approximately one million pieces of equipment per year for a diverse set of applications and use engines from our complete product range. Agricultural OEM customers are primarily in North America, South America and Europe, serving end-use markets that span the globe. In the marine markets, our joint venture, Cummins MerCruiser Diesel Marine, is the market share leader in the North American and South Pacific recreational boat segments for power ranges in which we participate. Our engines are sold to both recreational and commercial boat builders, primarily in North America, Europe and Asia. We offer a full product line of high-horsepower engines for mining applications that compete in all segments from small underground mining equipment to 400-ton haul trucks. We offer the broadest engine line-up in the mining industry, where we occupy the number two market position. Our QSK78 engine, launched in 2000, extended our mining products up to 3,500 horsepower, the largest in the mining industry. In this market, we continue to be the exclusive external supplier of engines to Komatsu, a large construction and mining equipment OEM. Our sales to the rail market are primarily to railcar builders in Europe and Asia, and we are a leader in the worldwide railcar market. With our QSK60 and QSK78 engines, we expect to move into a larger proportion of the locomotive and railcar markets outside North America and commercial marine markets worldwide. Government sales represent a small portion of the high-horsepower market and are primarily to defense contractors in North America and Europe. Our high-horsepower engines allow us to offer our customers in the oil and gas business a full line of high-horsepower products.

Power Generation Segment

The Power Generation segment represented 17 percent of our total sales before intersegment eliminations in 2005. This operating segment is one of the most integrated providers of power solutions in the world, designing or manufacturing most of the components that make up power generation systems, including engines, controls, alternators, transfer switches and switchgear. This operating segment is a global provider of power generation systems, components and services for a diversified customer base to meet the needs for standby power, distributed generation power, as well as auxiliary power needs in specialty mobile applications. Standby power solutions are provided to customers who rely on uninterrupted sources of power to meet the needs of their customers. Distributed generation power solutions are provided to customers with less reliable electrical power infrastructures, typically in developing countries. In addition, it provides an alternative source of generating capacity, which is purchased by utilities, independent power producers and large power customers for use as prime or peaking power and is located close to its point of use. Mobile power provides a secondary source of power (other than drive power) for mobile applications.

Our power generation products are marketed principally under the Cummins Power Generation, Onan, and Cummins Power Rent brands and include diesel and alternative-fuel electrical generator sets for commercial, institutional and consumer applications, such as office buildings, hospitals, factories, municipalities, utilities, universities, RVs, boats and homes. We are the worldwide leader in auxiliary generator sets for RVs, commercial vehicles and recreational marine applications. Our rental business provides power equipment on a rental basis for both standby and prime power purposes. Our energy solutions business provides full-service power solutions for customers including generating equipment, long-term maintenance contracts and turnkey power solutions.

Newage AVK/SEG (Newage) is a leader in the alternator industry and supplies its products internally as well as to other generator set assemblers. Newage products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kVA to 30,000 kVA. We also sell reciprocating generator drive engines across a large power range to other generator set assemblers.

This operating segment continuously explores emerging technologies, such as microturbines and fuel cells, and provides integrated power generation products utilizing technologies other than reciprocating engines. We use our own research and development capabilities as well as leveraging business partnerships to develop cost-effective and environmentally sound power solutions.

Our customer base for power generation products is highly diversified, with customer groups varying based on their power needs. China, India, the Middle East and Brazil are four of our largest geographic markets outside of North America.

This operating segment competes with a variety of engine manufacturers and generator set assemblers across the world. Caterpillar remains our primary competitor as a result of its acquisition of MAK Americas Inc., Perkins Engines Inc. and FG Wilson Inc., as well as Volvo and DaimlerChrysler, through its acquisition of Detroit Diesel Corporation, are other major engine manufacturers with a presence in the high-speed generation segment of the market. We also compete with Kohler, Generac, SDMO and other regional generator set assemblers. Newage competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.

Components Segment

Our Components segment produces filters, silencers and intake and exhaust systems under the Fleetguard, Nelson, Kuss and Universal Silencer brand names and is the largest worldwide supplier of turbochargers for commercial applications through our Holset brand. This segment manufactures filtration and exhaust systems for on-and off-highway heavy-duty equipment and is a supplier of filtration products for industrial and passenger car applications, exhaust systems for small engine equipment and silencing systems for gas turbines. In addition, we operate an emission solutions business through which we develop systems to help our customers meet increasingly stringent emissions standards and a fuel systems business which to date has primarily supplied our Engine segment. In 2005, our Components segment accounted for approximately 17 percent of our total sales before intersegment eliminations.

We are the world’s leading supplier of filtration, exhaust, coolant, and chemical products offering over 30,000 products including air, coolant, fuel and hydraulic filters, antifreeze and coolant additives, catalysts, particulate filters, controllers and other filtration systems to OEMs, dealer/distributor and end-user markets. Its products are produced and sold in global markets, including North America, South America, Europe, Asia, Africa and Australia. In a recent North America on-highway truck market survey published by a leading independent market research company, Fleetguard ranked as the top brand preference for diesel engine air, oil, fuel and coolant filtration products. Our Components segment also makes products for the automotive specialty filtration market and the industrial filtration market through our Kuss subsidiary, located in Findlay, OH, and Universal Silencer, located in Stoughton, WI. Our Fleetguard and emissions solutions business revenue is split with 48 percent being from first-fit OEM customers and 52 percent from replacement part business.

Holset designs, manufactures and markets turbochargers for diesel engine applications with manufacturing facilities in five countries and sales and distribution worldwide. Holset provides critical technologies for engines to meet challenging performance requirements and worldwide emissions standards, including variable geometry turbochargers, and is the market leader in turbochargers for heavy-duty equipment.

The fuel systems business designs and manufactures new and replacement fuel systems primarily for heavy-duty on-highway diesel engine applications. Our Engine segment and Scania are the primary customers for the fuel systems business. Scania is our partner in two joint ventures within the fuel systems business. The Cummins Scania HPI joint venture currently manufactures fuel systems that are used by both companies in current products. In August 2005, the Cummins Scania XI joint venture was formed to design, develop and manufacture the next generation of fuel systems for use in 2007 and beyond.

Customers of our Components segment generally include truck manufacturers and other OEMs that are also customers of our Engine segment, such as CNH Global N.V., International Truck and Engine, Volvo and other manufacturers that use Fleetguard filtration products in their product platforms, such as

Honda. Our customer base for replacement filtration parts is highly fragmented, and primarily consists of various end-users of filtration systems.

Our Components segment competes with other manufacturers of filtration systems and components and turbochargers. Our primary competitors in these markets include Donaldson Company, Inc., Clarcor Inc., Mann+Hummel Group, Tokyo Roki Co., Ltd. and Honeywell International.

Distribution Segment

In 2005, Distribution segment sales accounted for 10 percent of our total sales before intersegment eliminations. Our Distribution segment consists of 17 company-owned distributors and 10 joint ventures that distribute the full range of our products and services to end-users at 233 locations in over 90 countries and territories. In North America, this network is comprised of partially-owned distributors. Internationally, our network consists of partially-owned and wholly-owned distributors. Through this network, our trained personnel provide parts and service to our customers, as well as full-service solutions, including maintenance contracts, engineering services, and integrated products where we customize our products to cater to specific end-users. Our company-owned distributors are located in key markets, including North America, India, China, Japan, Australia, the U.K. and South Africa. Our distributors also serve the dealers and end-users in their territories by providing product maintenance, repair and overhaul services.

Our Distribution segment serves a highly diverse customer base consisting of various end-users in the specific geographic markets in which our distributors are located.

Each distributor that we own or operate in a particular geographic region competes with other distributors and dealers that offer similar products within that region. In many cases, competing distributors and dealers are owned by, or affiliated with, OEMs of those competing products.

SEGMENT FINANCIAL INFORMATION

Financial information about our operating segments is incorporated by reference from Note 19 to the Consolidated Financial Statements.

SUPPLY

We have developed and maintain a world-class supply base in terms of technology, quality and cost. We source our materials and manufactured components from leading suppliers both domestically and internationally. We have adequate sources of supply of raw materials and components. We machine and assemble some of the components used in our engines and power generation units, including blocks, heads, rods, turbochargers, camshafts, crankshafts, filters, exhaust systems, alternators and fuel systems. We also have arrangements with certain suppliers who are the sole source for specific products or supply items. Between 75 and 85 percent of our total raw material and component purchases in 2005 were purchased from suppliers who are the sole source of supply for a particular supply item. Although we elect to source a relatively high proportion of our total raw materials and component requirements from sole suppliers, the majority of these supply items can be purchased from alternate suppliers with the appropriate sourcing plan. We are also developing suppliers in many global or low-cost locations to serve our businesses across the globe and provide alternative sources in the event of disruption from existing suppliers. In addition, we maintain dual sourcing at a commodity level on many of our sole sourced part numbers. Our supply agreements vary according to the particular part number sourced. However, these agreements typically include standard terms relating to cost (including cost reduction targets), quality and delivery. Our supply agreements also typically include customary intellectual property provisions that contain prohibitions on the use of our intellectual property by the suppliers for any purpose other than their performance of the supply agreements, and indemnity covenants from suppliers for breach by them of intellectual property rights of third parties in performance of the agreements. The duration of our more important supply agreements varies but typically ranges between three and five years. Many of our supply agreements include early termination provisions related to failure to meet quality and delivery requirements. In order to reduce the risk of dependency, the raw materials and components from single source suppliers are reviewed periodically to ensure a second source or alternative exists to guarantee supply.

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

SEASONALITY

While individual product lines may experience modest seasonal declines in production, there is no material effect on the demand for the majority of our products on a quarterly basis. However, our Power Generation segment normally experiences seasonal declines in the first quarter of the fiscal year due to general declines in construction spending and our Distribution segment normally experiences seasonal declines in first quarter business activity due to holiday periods in Asia and Australia.

LARGEST CUSTOMER

We have thousands of customers around the world and have developed long-standing business relationships with many of them. DaimlerChrysler is our largest customer, accounting for approximately 12 percent of our consolidated net sales in 2005, primarily relating to sales of our ISB engine for use in Dodge Ram trucks and sales of our medium-duty engines to the Freightliner division of DaimlerChrysler. While a significant number of our sales to DaimlerChrysler are under long-term supply agreements, these agreements provide for the supply of DaimlerChrysler’s engine requirements for particular vehicle models and not a specific volume of engines. The loss of this customer or a significant decline in the production level of DaimlerChrysler vehicles that use our engines would have an adverse effect on our business, results of operations and financial condition. We have been an engine supplier to DaimlerChrysler for more than 15 years. A summary of principal customers for each operating segment is included in our segment discussion.

In addition to our agreements with DaimlerChrysler, we have long-term heavy-duty engine supply agreements with International Truck and Engine Corporation, PACCAR and Volvo Trucks North America. Collectively, our net sales to these three customers was less than 19 percent of consolidated net sales in 2005 and individually, was less than 9 percent of consolidated net sales for each customer. As with DaimlerChrysler, these agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term (generally five years or longer) price and operations agreements that assure the availability of our products to each customer through the duration of the respective agreements. There are no guarantees or commitments by these customers of any kind regarding volumes or market shares, except in the case of DaimlerChrysler, which has committed that Cummins will be its exclusive diesel engine supplier for the Dodge Ram heavy-duty pickup truck. Agreements with OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.

BACKLOG

Demand in many of our markets has grown rapidly in the last two years resulting in longer lead times. However, while we have supply agreements with some truck and off-highway equipment OEMs, most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm.

DISTRIBUTION

For over 70 years, we have been developing a distribution and service network that includes more than 550 independent distributor locations and 5,000 independent dealers in 160 countries and territories. In North America, this network is comprised of independent and partially-owned distributors. Internationally, our network consists of independent, partially-owned, and wholly-owned distributors. Most distributors sell the full range of our products, as well as complementary products and services. Our Distribution segment operates within this network with 17 company-owned distributors and 10 joint ventures in 233 locations across 90 countries and territories.

Our licensing agreements with independent and partially-owned distributors generally have a three-year term and are restricted to specified territories. Our distributors develop and maintain a network of dealers with which we have no direct relationship. The distributors are permitted to sell other, noncompetitive products only with our consent. We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the marks, except to authorized dealers, without our consent. Products are sold to the distributors at standard domestic or international distributor net prices, as applicable. Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales. Subject to local laws, we can refuse to renew these agreements at will, and we may terminate them upon 90-day notice for inadequate sales, change in principal ownership and certain other reasons. Distributors also have the right to terminate the agreements upon 60-day notice without cause, or 30-day notice for cause. Upon termination or failure to renew, we may be required to purchase the distributor’s current inventory and may, at our option purchase other assets of the distributor, but are under no obligation to do so.

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

Financial information about wholly-owned distributors, partially-owned distributors consolidated under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (FIN 46R), issued by the Financial Accounting Standards Board (FASB), and distributors accounted for under the equity method are incorporated by reference to Notes 1, 2 and 3 to the Consolidated Financial Statements.

RESEARCH AND ENGINEERING

Our research and engineering program is focused on product improvements, innovations and cost reductions for our customers. In 2005, our research and engineering expenditures were $278 million compared to $241 million in 2004. Of this amount, approximately 27 percent, or $76 million, was directly related to the development of heavy-duty and medium-duty engines that are designed to comply with the 2007 emissions standards.

In the Engine segment, we continue to invest in system integration and in technologies to meet increasingly more stringent emissions standards. We have focused our engine technology development on four critical subsystems: combustion, air handling, electronic controls and exhaust aftertreatment. We were the first diesel engine manufacturer to have an engine certified by the EPA as being in compliance with the current EPA standards. We also were the first engine manufacturer to announce a low-cost combustion-only emission solution for Tier III industrial diesel engines that does not require exhaust gas recirculation nor exhaust aftertreatment. In addition, we were the first company to demonstrate a prototype vehicle that meets EPA 2007 gasoline-equivalent “Tier II Bin 5” emission levels.

In Power Generation, our product engineering focus is to develop products with the best performance at the lowest cost for our customers. Our power electronics technology development is aimed at applying digital electronics to eliminate multiple gen-set controllers and achieve higher levels of system integration and control. We meet the most advanced emission standards around the world, employing both combustion and exhaust aftertreatment technologies. Looking to future low-emission power generation technologies, we have a Department of Energy funded program to develop a solid oxide fuel cell system for vehicle auxiliary power generation and for smaller stationary power generation applications.

In Components, we are building on our strengths in design integration to develop modules that integrate multiple filtration functions into a single engine subsystem component. We are developing new filter media and technologies that support low-emission engines, including exhaust aftertreatment, closed crankcase ventilation, fuel systems and centrifugal soot removal.

In 2003, we established Cummins Research and Technology India Private Ltd. (CRTI). This partially-owned subsidiary provides analytical services such as structural dynamics, computational fluid dynamics, and design to all Cummins entities. CRTI is located in Pune, India. In 2004, we signed a joint venture agreement with DCEC for a research facility in China that is expected to open in mid-2006. The Cummins East Asia Research and Development Co., Ltd. will provide engineering and technical services for the full range of Cummins products manufactured in China, including diesel and natural gas engines, power generators, turbochargers and filtration products.

JOINT VENTURES AND ALLIANCES

We have entered into a number of joint venture agreements and alliances with business partners and affiliates in various areas of the world to increase our market penetration, expand our product lines, streamline our supply chain management and develop new technologies with the primary joint ventures being the following:

•       Cummins India Ltd.   We are the majority owner of Cummins India Ltd. (CIL), which is a publicly listed company on various exchanges in India. This business entity developed from a partnership established in 1962 with the Kirloskar family. CIL produces midrange, heavy-duty and high-horsepower engines, as well as generators for the Indian and export markets. CIL also produces compressed natural gas spark-ignited engines licensed from the Cummins Westport (CWI) joint venture. We consolidate the results of Cummins India Ltd. in our Consolidated Financial Statements.

•       Consolidated Diesel Company.   Consolidated Diesel Company, located in the U.S., is a joint venture with CNH Global N.V. that began with Case Corporation in 1980. This partnership produces Cummins B series, C series and ISL Series engines and engine products for on-highway and industrial markets in North America and Europe. Effective March 28, 2004, we adopted the provisions of FIN 46R for this entity and its results are now consolidated in our Consolidated Financial Statements (see Note 2 to the Consolidated Financial Statements).

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

•       Cummins/Dongfeng Joint Ventures.   In 1985, we licensed Dongfeng Motor Company (Dongfeng), the second largest truck manufacturer in China, to manufacture Cummins B Series engines. In 1993, Dongfeng established a subsidiary, Dongfeng Automotive Corporation (DFAC), which became the licensee. In 1995, we partnered with DFAC and formed a joint venture, DCEC, for the production of our C Series engines. In 1998, we established a wholly-owned subsidiary, Cummins (Xiangfan) Machining Company Ltd. (CXMC), in an adjacent facility to DCEC to manufacture B Series cylinder blocks and cylinder heads. In April 2003, the assets of DFAC’s B series manufacturing entity and the assets of CXMC were invested into the existing joint venture, DCEC. The expanded joint venture, with annual capacity of approximately 130,000 units, produces Cummins B, C and L series four-to nine-liter mechanical engines and will produce full-electronic diesel engines with a power range from 100 to 370 horsepower beginning in 2006. In 2004, Cummins invested a B series connecting rod machining line into CXMC to supply DCEC. We also have a joint venture with Dongfeng that manufactures filtration systems, Shanghai Fleetguard Filter Co., Ltd and in 2005 expanded the relationship to include exhaust systems. In 2003, Nissan Motor Co., Ltd. acquired 50 percent ownership of Dongfeng. In 2004, we signed a joint venture agreement with DCEC for a research facility in China that is expected to open in mid-2006. The facility will provide engineering and technical services for the full range of Cummins products manufactured in China, including diesel and natural gas engines, power generators, turbochargers and filtration products. In late 2005, the Cummins Westport (CWI) joint venture engaged DCEC to produce the CWI natural gas engines in China.

•       Tata Group Joint Ventures.   In 1992, we formed a joint venture with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. The joint venture, Tata Cummins Limited, manufactures the Cummins B Series engine in India for use in trucks manufactured by Tata Motors, as well as for various Cummins industrial and power generation applications.  Holset Engineering Company Ltd., one of our wholly-owned subsidiaries, also formed a joint venture for the manufacturer of turbochargers, Tata Holset Ltd.

•       Chongqing Cummins.   In 1995, we formed a joint venture with China National Heavy-Duty Truck Corporation in Chongqing, China. The shares of this venture are now owned jointly by us and the Chongqing Heavy Duty Vehicle Group. The joint venture, Chongqing Cummins Engine Company Ltd. (CCEC), manufactures several models of our heavy-duty and high-horsepower diesel engines in China.

•       Shaanxi/Cummins.   In 2005, we formed the Xian Cummins Engine Company (XCEC) joint venture with Shaanxi Heavy Vehicle Group Co., and Shaanxi Heavy Duty Truck Co., Ltd. in Xian, China. The joint venture will manufacture the Cummins ISM heavy-duty diesel engine for use in Shaanxi trucks and for sale to outside customers.

•       The European Engine Alliance (EEA).   The EEA was established in 1996 as a joint venture between our Company and two Fiat Group companies, Iveco N.V. (trucks and buses) and CNH Global (agricultural and construction equipment), to develop a new generation of 4, 5 and 6-liter engines based on our 4B and 6B Series engines.

•       Cummins/Scania Joint Ventures.   In 1999, we formed a joint venture with Scania to produce fuel systems for heavy-duty diesel engines. We own 70 percent of this joint venture and its results are included in our Consolidated Financial Statements. In August 2005, we signed a joint venture agreement with Scania to produce the next generation fuel systems for heavy-duty on-highway trucks.  This joint venture, Cummins-Scania XPI Manufacturing LLP, is a 50-50 joint venture that builds upon other Cummins-Scania partnerships.

•       Cummins/Westport Joint Venture.   In 2001, we formed a joint venture with Westport Innovations Inc., located in British Columbia, Canada, to develop and market low-emissions, high-performance natural gas engines for on-highway, industrial and power generation markets. In 2003, the joint venture agreement was modified to focus the joint ventures’ efforts on the marketing and sale of automotive spark-ignited natural gas engines worldwide. The new agreement also provides for joint technology projects between Westport and Cummins on low-emission technologies of mutual interest.

•       Newage AVK/SEG Joint Venture.   In 2001, Newage International Ltd., which operates within our Power Generation segment, formed a joint venture with AVK/SEG Holding GmbH & Co. KG, a German holding company that directly owned shares of AVK and SEG, which manufactured alternators and power electronics, respectively. Effective March 28, 2004, we adopted the provisions of FIN 46R for AVK/SEG and its results are now consolidated in our Consolidated Financial Statements. In the second quarter of 2004, AVK/SEG was liquidated and we now own 100 percent of AVK. As a result of events that occurred in 2004 and 2005, we now own 51 percent of SEG.

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

In addition to these primary joint ventures and agreements, we also have equity interests in several of our North American distributors who distribute the full range of our products and services to customers and end-users. We have also entered into numerous joint ventures around the world where we provide engine components, such as turbochargers, alternators and filtration products. In Turkey, we have a license agreement with BMC Sanayi that provides for the manufacture and sale of our B and C Series engines. We will continue to evaluate joint venture and partnership opportunities in order to penetrate new markets, develop new products and generate manufacturing and operational efficiencies.

Financial information about our investments in joint ventures and alliances is incorporated by reference from Notes 1, 2 and 3 to the Consolidated Financial Statements. Financial information about geographic areas is incorporated by reference from Note 19 to the Consolidated Financial Statements.

EMPLOYEES

As of December 31, 2005, we employed approximately 33,500 persons worldwide.

ENVIRONMENTAL COMPLIANCE

Product Environmental Compliance

Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our products comply with emissions standards that the EPA, the California Air Resources Board (CARB) and other state regulatory agencies, as well as other regulatory agencies around the world, have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 2005. Our ability to comply with these and future emissions standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Failure to comply with these standards could result in adverse effects on our future financial results.

EPA Engine Certifications

In the fourth quarter of 2002, we implemented new on-road emissions standards. These were implemented in accordance with the terms of a 1998 consent decree that we and a number of other engine manufacturers entered into with the EPA, the U.S. Department of Justice (DOJ) and CARB. The consent decree was in response to concerns raised by these agencies regarding the level of nitrogen oxide emissions from heavy-duty diesel engines. Engines sold through 2005 are still subject to these emissions levels, and will continue to be until January 1, 2007, when new standards come into effect.

The consent decree also required us to pull forward by one year (to January 1, 2005) the implementation of Tier III emissions standards for off-road engines in the 300 to 749 horsepower range. This development was finished early in 2004 and all testing and EPA/CARB certification was concluded. Sales of these engines commenced January 1, 2005.

Federal and California regulations require manufacturers to report failures of emissions-related components to the EPA and CARB when the failure rate reaches a specified level. At higher failure rates, a product recall may be required. In 2005, we submitted 128 reports to the EPA relating to 44 different defects affecting EGR valves, fan speed software and data plates. None of these defects resulted in a campaign of a material nature.

Emissions standards in international markets, including Europe and Japan, are becoming more stringent. We believe that our experience in meeting U.S. emissions standards leaves us well positioned to take advantage of opportunities in these markets as the need for emissions control capability grows.

In December 2003, we announced that we will meet the 2007 U.S. EPA heavy-duty on-highway emissions standards by combining our existing cooled Exhaust Gas Recirculation (EGR) technology with particulate matter (PM) filters. Cooled EGR is the same technology that we have used since April 2002 and was selected after reviewing other aftertreatment technologies such as NOx adsorbers and selective catalytic reduction (SCR). Our experience with particulate filters and the availability of ultra-low-sulfur diesel fuel combine to give us the confidence in meeting these tough standards in the U.S. Additionally, while we believe the EGR/PM filter combination is the right solution for 2007 in the U.S., we have selected SCR as the right technology to meet on-highway Euro IV emissions standards and certain off-highway applications.

Other Environmental Statutes and Regulations

We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations. During the last five years, expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of annual capital outlays and are not expected to be material in 2006.

Pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we have been identified as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended or similar state laws, at approximately 16 waste disposal sites. Based upon our experiences at similar sites we believe that our aggregate future remediation costs will not be significant. We have established accruals that we believe are adequate for our expected future liability with respect to these sites.

Item 1A.                Risk Factors Relating to Our Business

Set forth below and elsewhere in this Annual Report on Form 10-K are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section in Item 7 below, “Disclosure Regarding Forward-Looking Statements,” should be considered in addition to the following statements.

Our business is affected by the cyclical nature of the markets we serve.

Our financial performance depends, in large part, on varying conditions in the markets and geographies that we serve. Demand in these markets and geographies fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and fuel costs. Our sales are also impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in the markets we serve generally result in reductions in sales and pricing of our products, which could reduce future earnings and cash flow.

Our products are subject to substantial government regulation.

Our engines are subject to extensive statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as the CARB, and other regulatory agencies around the world. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. For example, under the terms of a consent decree that we and a number of other engine manufacturers entered into with the DOJ, the CARB and the EPA, we were required to develop new engines to comply with stringent emissions standards by October 1, 2002. While we were able to meet this deadline, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. Currently, we believe we are on schedule to meet all deadlines for known future regulatory standards.

We have made, and will be required to continue to make, significant capital and research expenditures to comply with these regulatory standards. Further, the successful development and introduction of new and enhanced products are subject to risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties. Any failure to comply with regulatory standards affecting our products could subject us to fines or penalties, and could require us to cease production of any non-compliant engine or to recall any engines produced and sold in violation of the applicable standards. See “Business—Environmental Compliance—Product Environmental Compliance” for a complete discussion of the environmental laws and regulations that affect our products.

Our products are subject to recall for performance related issues.

We are at risk for product recall costs. Product recall costs are costs incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Costs typically include the cost of the product, part or component being replaced, customer cost of the recall and labor to remove and replace the defective part or component. When a recall decision is made, we estimate the cost of the recall and record a charge to earnings in that period in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 5,  “Accounting for Contingencies.”  In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost. As a result, these estimates are subject to change.

We cannot assure that our truck manufacturers and OEM customers will continue to outsource their engine supply needs.

Some of our engine customers, including Volvo and DaimlerChrysler, are truck manufacturers or OEMs that manufacture engines for their own products. Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products and in order to reduce costs, eliminate production risks and maintain company focus. However, we cannot assure that these customers will continue to outsource engine production in the future. Increased levels of production insourcing could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could significantly impact our revenues and, accordingly, have a material adverse affect on our business, results of operations and financial condition.

Our largest customer accounts for a significant share of our business.

Sales to DaimlerChrysler accounted for approximately 12 percent of our consolidated net sales for 2005, primarily relating to sales of our ISB engine for use in the Dodge Ram truck and sales of our heavy-and medium-duty engines to its Freightliner division. While a significant amount of our sales to DaimlerChrysler are under long-term supply agreements, these agreements provide for the supply of DaimlerChrysler’s engine requirements for particular models and not a specific number of engines. Accordingly, the loss of DaimlerChrysler as a customer or a significant decline in the production levels for the vehicles in which DaimlerChrysler uses our products would have an adverse effect on our business, results of operations and financial condition.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain materials and manufactured components from third-party suppliers. A significant number of our suppliers representing 75 to 85 percent of our total raw material and component purchasers in 2005 are the sole source for a particular supply item, although the majority of these materials and components can be obtained from other suppliers. Any delay in our suppliers’ abilities to provide us with necessary materials and components may affect our capabilities at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2005, we employed approximately 33,500 persons worldwide. Approximately 12,500 of our employees worldwide are represented by various unions under collective bargaining agreements with various unions that expire between 2006 and 2010. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot assure that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at vehicle assembly plants where our engines are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our plants and operations are subject to increasingly stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. While we believe that we are in compliance in all material respects with these environmental laws and regulations, we cannot assure that we will not be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination, and the amount of such liability could be material.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Approximately 51 percent of our net sales for 2005 were derived from sources outside the United States. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support. There can be no assurance that our products will be able to compete successfully with the products of these other companies. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our business, results of operations and financial condition. For a more complete discussion of the competitive environment in which each of our segments operates, see “Business—Our Operating Segments.”

Item 1B.               Unresolved Staff Comments

None.

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

Manufacturing facilities outside of the U.S. include facilities located in the U.K., Brazil, India, Mexico, Canada, France, China, South Africa and Australia. In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.K., France, China, India, Japan, Pakistan, South Korea, Turkey and Indonesia.

Item 3.                        Legal Proceedings

We are, at any one time, party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure that such insurance would fully cover the costs associated with a judgment against us with respect to these claims. We also establish reserves for matters in which losses are probable and can be reasonably estimated. We have also been identified as a PRP at 16 waste disposal sites under federal and state environmental statutes, three of which we expect could result in monetary sanctions, exclusive of interest and costs, of $100,000 or more based upon our estimated proportional volume of waste disposed at these sites. These sites and our estimated exposure are as follows: the Operating Industries, Inc. Site in Monterey Park, CA ($211,000), the Casmalia Site in Santa Barbara, CA ($150,000) and the Double Eagle Refinery Site in Oklahoma City, OK ($100,000). In addition to these three sites, we have been contacted as a possible PRP at 13 other sites. At several of these sites, we have had no follow-up contact from the relevant regulatory agencies since an initial communication in the early to mid-1990s. We believe our liability at these 13 other sites would be de minimis absent the imposition of liabilities that otherwise would be the responsibility of other PRPs. More information with respect to our environmental exposure can be found under “Environmental Compliance-Other Environmental Statutes and Regulations.” We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure that our liability with respect to any such action or proceeding would not exceed our established accruals. Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the last quarter of the year ended December 31, 2005.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Our common stock, par value $2.50 per share, is listed on the NYSE and the Pacific Stock Exchange under the symbol “CMI.” For information about the quoted market prices of our common stock, information regarding dividend payments and the number of common stock shareholders, see Selected Quarterly Financial Data on page 122 of this report. For other matters related to our common stock and shareholders’ equity, see Notes 14 and 17 to the Consolidated Financial Statements.

(b)   Use of proceeds—not applicable.

(c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 26–October 23, 2005	—	$—	—	2,498,100
October 24–November 20, 2005	75,400	86.33	75,000	2,423,100
November 21–December 31, 2005	358,745	87.92	357,600	2,065,500
Total	434,145	$87.64	432,600

In a series of authorizations beginning in 1994, our Board of Directors authorized the purchase of up to 8 million shares of Cummins common stock in the open markets. In September of 2005, our Board of Directors ratified all prior authorizations for the repurchase of Cummins common stock and we publicly announced our intention to purchase, at prices to be determined, approximately $100 million of our common stock over the next two years. At the time of the ratification and announcement, approximately 2.5 million shares were eligible to be repurchased.

During the fourth quarter of 2005, 1,545 shares were repurchased from employees in connection with the Company’s Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock of the Company on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold, must wait six months before another share purchase may be made. There is no maximum amount of shares that the Company may purchase under this plan.

According to our bylaws, we are not subject to the provisions of the Indiana Control Share Act. However, we are governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the Company.

Item 6.                        Selected Financial Data

The selected financial information presented below for the five year period ended December 31, 2005, was derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the years ended December 31,
	2005	2004	2003	2002	2001
	Millions, except per share
Consolidated Statements of Earnings Data
Net sales	$9,918	$8,438	$6,296	$5,853	$5,681
Gross margin	2,186	1,680	1,123	1,045	1,013
Investee equity, royalty and other income	131	120	74	29	10
Restructuring, impairment and other charges and (credits)	—	—	—	(8)	126
Interest expense	109	111	90	61	77
Dividends on preferred securities of subsidiary trust	—	—	11	21	11
Earnings (loss) before cumulative effect of change in accounting principles	550	350	54	79	(103)
Net earnings (loss)	550	350	50	82	(103)
Earnings (loss) per share before cumulative effect of change in accounting principles:
Basic	$12.43	$8.30	$1.37	$2.06	$(2.70)
Diluted	11.01	7.39	1.36	2.06	(2.70)
Net earnings (loss) per share:
Basic	$12.43	$8.30	$1.28	$2.13	$(2.70)
Diluted	11.01	7.39	1.27	2.13	(2.70)
Dividends declared per share	1.20	1.20	1.20	1.20	1.20
Consolidated Balance Sheet Data
Total assets	$6,885	$6,510	$5,126	$4,837	$4,311
Long-term debt	1,213	1,299	1,380	999	915
Mandatorily redeemable preferred securities	—	—	—	291	291
Shareholders’ equity	1,864	1,401	949	841	983

See Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Notes to Consolidated Financial Statements for a discussion of “Dividends on preferred securities of subsidiary trust,” “Long-term debt” and the “Cumulative effect of change in accounting principles.”

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain prior year amounts included in this section have been reclassified to conform to the current year presentation. All references to per share amounts are diluted per share amounts.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with—our Consolidated Financial Statements and the accompanying notes to those financial statements. This overview summarizes the MD&A which includes the following sections:

•       Executive Summary and Financial Highlights—a brief discussion providing an overview of our Company, highlighting the significant events affecting our Company and a summary of our Company’s financial performance.

•       Results of Operations—an analysis of our consolidated results of operations for the three years presented in our Consolidated Financial Statements.

•       Operating Segment Results and Outlook—an analysis of the performance of each of our reportable operating segments for each of the three years presented in our Consolidated Financial Statements and an analysis of the business outlook for each of those segments for the upcoming year.

•       Liquidity and Capital Resources—an analysis of cash flows, sources and uses of cash, off balance sheet arrangements and contractual obligations.

•       Application of Critical Accounting Estimates—a summary of our critical accounting estimates and our policies relating to the application of those estimates.

•       Recently Adopted Accounting Pronouncements—a summary of newly adopted accounting pronouncements and their impact to our financial position, results of operations and cash flows.

•       Accounting Pronouncements Issued But Not Effective—A summary of recently issued accounting pronouncements which are not yet effective and we have not yet adopted.

•       Disclosure Regarding Forward-Looking Statements—cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including DaimlerChrysler AG (DaimlerChrysler), Volvo AB, PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), CNH Global N.V., Komatsu and Scania AB. We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories.

Our reportable operating segments consist of the following: Engine, Power Generation, Components, and Distribution. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. The engines are used in trucks of all sizes, buses and RVs, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail, and military. The Power Generation segment is an integrated provider of power systems selling engines, generator sets and alternators and providing rental of power equipment for both standby and prime power uses. The Components segment includes sales of filtration products, exhaust systems, turbochargers and fuel systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in selling engines, generator sets, and service parts, performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and the price of crude oil (fuel costs). OEM inventory levels, production schedules and work stoppages also impact our sales. Economic downturns in the markets we serve generally result in reduced sales, which affect our profits and cash flow.

We continued our strong performance in 2005 with record net sales and net earnings. Net earnings were $550 million, or $11.01 per diluted share, on sales of $9.9 billion, compared to 2004 net earnings of $350 million, or $7.39 per diluted share, on sales of $8.4 billion. The earnings improvement was driven by an 18 percent increase in net sales and a 30 percent increase in gross margin, as our segments continue to benefit from high levels of demand, pricing actions and our focus on cost improvements. All of our segments reported increased sales in 2005 with particularly strong demand in the North American heavy-duty truck market where engine sales increased 26 percent and total on-highway related sales accounted for 47 percent of the increase in sales as our market share continues to strengthen compared to a year ago. Our joint ventures and equity method investees contributed $131 million to our earnings in 2005 compared to $120 million in 2004, primarily due to an increase in equity earnings of $8 million from our North American distributors and an increase in equity earnings of $7 million from CCEC, offset by a decrease in equity earnings of $7 million from DCEC. Overall, 2005 was an exceptionally strong financial year for Cummins and we believe the programs we have in place position us for another year of growth in sales and profitability in 2006.

	Years ended December 31,
	2005	2004	2003
	Millions
Consolidated Results
Net sales	$9,918	$8,438	$6,296
Gross margin	2,186	1,680	1,123
Investee equity, royalty and other income	131	120	74
Operating earnings	894	539	163
Net earnings	550	350	50
Diluted earnings per share	$11.01	$7.39	$1.27

During 2005, we continued to strengthen our balance sheet, improve our cost structure and diversify our geographic markets. Some of the transactions and events that highlight this are as follows:

•  In February 2005, we signed a feasibility study agreement with Shaanxi Automobile Group Company Ltd. on the formation of a joint venture to produce Cummins ISM 11-liter heavy-duty engine in China. In September 2005, we signed an agreement to form a 50/50 joint venture company, Xi’an Cummins Engine Company, to produce the Cummins ISM engine in Xi’an, the capital city of western China’s Shaanxi Province. Under the terms of the agreement, the partners will invest $24 million in the joint venture. Construction of the manufacturing facility began in the fourth quarter of 2005 with production expected to start in the fourth quarter of 2006.

•  In March 2005, we repaid our $225 million 6.45% notes on their maturity date from available cash. The notes were issued in 1998. The payment had the impact of reducing our debt-to-capital ratio by 3.7 percentage points, and a reduction in our annual interest expense of approximately $7 million, net of a pre-tax gain related to the early termination of an interest rate swap agreement.

•  In May 2005, we undertook a strategic reorganization designed to further promote execution and growth among Cummins operating segments. As a result of the reorganization, certain changes were required in the presentation of our segment information.  Specifically, the fuel systems business was moved from the Engine segment to the Filtration and Other segment, which was renamed the Components segment. Results of our North American distribution business, previously reported in the Engine segment and the Power Generation segment, were combined with the International Distributor segment and renamed the Distribution segment. Prior period segment results were restated to conform to the new reorganization beginning with the second quarter.

•  In September 2005, we announced our intention to repay our $250 million 9.5% notes in December 2006, the first call date for the debt. The notes were issued in November 2002 and are expected to be repaid using cash generated from operations. In addition, we also announced our intention to repurchase up to $100 million of our common stock. As of December 31, 2005, we had repurchased $38 million of our common stock under this program.

•  During 2005, we made contributions of approximately $151 million to our pension plans.

•  During 2005, we reduced our annual tax expense by $16 million of tax benefits on dividend distributions from foreign operations which qualify for a special one-year 85-percent deduction under the American Jobs Creation Act of 2004 (Jobs Act.)

RESULTS OF OPERATIONS

2005 vs. 2004

	Years ended December 31,		Change
	2005	2004	Amount	Percent
	Millions
Net sales	$9,918	$8,438	$1,480	18%
Cost of sales	7,732	6,758	974	14%
Gross margin	2,186	1,680	506	30%
Operating expenses and income
Selling and administrative expenses	1,145	1,015	130	13%
Research and engineering expenses	278	241	37	15%
Investee equity, royalty and other income	(131)	(120)	(11)	9%
Other operating expenses	—	5	(5)	100%
Operating earnings	894	539	355	66%
Interest income	(24)	(12)	(12)	100%
Interest expense	109	111	(2)	2%
Other expenses	11	8	3	38%
Earnings before income taxes and minority interests	798	432	366	85%
Provision for income taxes	216	56	160	NM
Minority interests in earnings of consolidated subsidiaries	32	26	6	23%
Net earnings	$550	$350	$200	57%

Net Sales

Net sales increased in all segments with the primary driver being a $1,233 million, or 23 percent, increase in Engine sales due to strong demand from heavy- and medium-duty truck OEMs, higher engine volumes for industrial and stationary power applications and increased shipments of light-duty engines. Engine and part sales to on-highway markets were 20 percent higher compared to last year with increased volumes in all market segments. Power Generation sales increased $157 million, or 9 percent, due to increased demand for commercial generator sets, generator drives, and alternators, partially offset by a moderate decrease in rental revenue and a slight decrease in sales to the consumer market. Components sales increased $217 million, or 12 percent, primarily reflecting increased demand from first-fit OEMs and the aftermarket channel. Distribution sales increased $218 million, or 22 percent, primarily due to increased demand for engines and power generation products internationally and sales growth from distributor acquisitions. See our “Operating Segment Results and Outlook” section for further details on sales by segment.

Gross Margin

Gross margin improved primarily due to increased sales, the related absorption benefits on fixed manufacturing costs, and changes in sales mix, all of which increased gross margin by $453 million. In addition, pricing actions of $145 million in the current year enabled us to more than offset the increased material costs of steel and other commodities of $130 million. Other factors which impacted gross margin to a lesser extent were slightly increased warranty costs, the favorable impact of currency exchange rates and other miscellaneous cost reductions. As a result of the foregoing, gross margin percentage increased to 22.0 percent in 2005 from 19.9 percent in 2004.

Warranty expense as a percent of sales decreased slightly to 2.7 percent in 2005 compared to 3.1 percent in 2004.

Selling and Administrative Expenses

Selling and administrative expenses increased primarily due to higher compensation and related expenses of approximately $72 million, which included salaries, variable compensation and fringe benefits, as a result of improved financial performance of the company. In addition, incremental staffing added to the increased compensation and related expenses. Shipping and handling costs increased by approximately $11 million due to increased sales volumes. Other factors increasing selling and administrative to a lesser extent included marketing and administrative expenses, consulting fees and other outside services, which combined accounted for $23 million of the increase.  Overall selling and administrative expenses were 11.5 percent of sales in 2005 compared to 12.0 percent of sales in 2004.

Research and Engineering Expenses

Research and engineering expenses increased primarily due to increased compensation expense and consulting and outside services, as well as higher spending on prototype development programs for future products. The Engine segment accounted for $38 million of the increase in research and engineering expenses along with a slight increase in the Components segment, offset by a slight decrease in the Power Generation segment. Other miscellaneous research and development expenses increased as well, however they were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income increased primarily due to improved earnings from our North American distributors of $8 million and improved earnings from CCEC of $7 million. These increases were partially offset by decreased earnings from DCEC of $7 million due to reduced demand in China’s truck market in response to regulatory changes.

Other Operating Expense

The major components of other operating expenses are royalty income, amortization of intangible assets and loss on sale of fixed assets. The fluctuation from 2004 to 2005 was primarily due to a decrease in the loss on sale of fixed assets.

Interest Income

Interest income increased primarily due to higher average cash balances in 2005 compared to 2004. The increased cash balances are due to increased earnings and stronger cash flows from operations in 2005.

Interest Expense

Interest expense decreased slightly due to a combination of factors. Interest expense on debt in the current year was lower due to the repayment of long-term debt in the first quarter. The lower interest expense on debt was partially offset by increased interest expense on capital leases related to power generation equipment due to the conversion of operating leases to capital leases in late 2004.

Other Expense

The major components of other expense include foreign currency exchange gains and losses, bank charges and other miscellaneous expenses. The increase in other expense in 2005 compared to 2004 is primarily due to an increase in foreign currency exchange losses and a decrease in the gain on sale of marketable securities. These increases to other expense were partially offset by write-downs of investments in 2004 that did not recur in 2005.

Provision for Income Taxes

The higher 2005 tax provision reflects the increase in earnings before taxes. Our effective tax rate is normally below the U.S. corporate income tax rate of 35 percent, primarily because of research tax credits and reduced taxes on export earnings. Our 2005 effective tax rate of 27 percent is below the statutory rate because of the following nonrecurring benefits:

•  The Jobs Act included a special one-year 85-percent dividend deduction for qualifying dividends repatriated from foreign operations in 2005. We used these one-time rules to reduce our 2005 income tax provision by $16 million.

•  During the fourth quarter of 2005, we had a favorable resolution of prior year tax positions which had been in dispute resulting in an $8 million reduction of our 2005 tax provision.

Excluding the unusual or nonrecurring benefits described above, our 2005 effective tax rate was 30 percent. This rate was lower than the 35 percent U.S. tax rate, primarily because of U.S. export tax benefits and research tax credits along with lower taxes on foreign earnings, especially foreign joint venture equity earnings recorded net of foreign taxes. We expect our 2006 effective tax rate to increase, but remain well below 35 percent. The Jobs Act phases out the export tax benefits (reduced 20 percent for 2005, 40 percent for 2006 and repealed thereafter) that have been a key factor in our low tax rate. Export benefits are replaced with a new U.S. manufacturer’s tax deduction which phases in beginning in 2005. However, we do not expect the manufacturer’s deduction to produce a comparable level of benefits.

Minority Interests in Earnings of Consolidated Subsidiaries

The increase in minority interests was primarily attributable to higher earnings at Cummins Eastern Canada LLP, a 51 percent owned-subsidiary and Cummins India Limited, a 51 percent owned-subsidiary. These two subsidiaries account for over seventy percent of the total minority interest in 2005. The remainder of the increase in minority interests was attributable to a combination of immaterial increases and decreases in earnings at the remaining consolidated subsidiaries.

2004 vs. 2003

	Years ended December 31,		Change
	2004	2003	Amount	Percent
	Millions
Net sales	$8,438	$6,296	$2,142	34%
Cost of sales	6,758	5,173	1,585	31%
Gross margin	1,680	1,123	557	50%
Operating expenses and income
Selling and administrative expenses	1,015	830	185	22%
Research and engineering expenses	241	200	41	21%
Investee equity, royalty and other income	(120)	(74)	(46)	62%
Other operating expenses	5	4	1	25%
Operating earnings	539	163	376	NM
Interest income	(12)	(13)	1	8%
Interest expense	111	90	21	23%
Other expenses (income)	8	(5)	13	NM
Earnings before income taxes, minority interests, dividends on preferred securities of subsidiary trust, and cumulative effect of change in accounting principles	432	91	341	NM
Provision for income taxes	56	12	44	NM
Minority interests in earnings of consolidated subsidiaries	26	14	12	86%
Dividends on preferred securities of subsidiary trust	—	11	(11)	100%
Earnings before cumulative effect of change in accounting principles	350	54	296	NM
Cumulative effect of change in accounting principles, net of tax	—	(4)	4	100%
Net earnings	$350	$50	$300	NM

Net Sales

All segments experienced strong increases in sales with the primary driver being a $1,842 million, or 51 percent increase, in Engine sales due to strong demand from heavy- and medium-duty truck OEMs, increased shipments of light-duty engines, and higher engine shipments to industrial OEMs. Engine and parts sales to on-highway markets were 41 percent higher than 2003 with increased shipments in all market segments, except bus applications. Power Generation sales increased $513 million, or 39 percent, due to increased demand for generator sets and alternators in international markets, as well as continued robust demand for RV and other consumer power generation products. Components sales increased $491 million, or 38 percent, primarily because of increased demand from North American OEMs, and Distribution sales increased $304 million, or 45 percent, primarily because of strong demand for power generation products. See our “Operating Segment Results and Outlook” section for further details on sales by segment.

Gross Margin

Gross margin increased primarily due to increased sales volume of $525 million and the related absorption benefits on fixed manufacturing costs of $125 million. These increases to gross margin were partially offset by increased warranty expenses of $69 million and higher material costs for steel and copper of $53 million. Other factors impacting gross margin to a lesser extent included favorable foreign currency translation and a one-time charge for inventory valuation. As a result of the foregoing, our gross margin percentage increased to 19.9 percent in 2004 from 17.8 percent in 2003.

Warranty expense as a percent of sales was relatively flat at 3.1 percent in 2004 compared to 3.0 percent in 2003.

Selling and Administrative Expenses

Selling and administrative expenses increased primarily due to higher compensation and related expenses of $111 million due to improved financial performance and increased marketing program expenses of $18 million. Other factors contributing to the increased selling and administrative expenses to a lesser extent were the unfavorable impact of fluctuating foreign exchange rates and increased consulting expenses, primarily Sarbanes-Oxley implementation costs. In addition, approximately $34 million of the increase in selling and administrative expenses resulted from consolidating entities under FIN 46R. Overall, selling and administrative expenses were 12.0 percent of sales in 2004 as compared to 13.2 percent of sales in 2003.

Research and Engineering Expenses

Research and engineering expenses increased primarily because of higher spending on 2005 and 2007 product development programs as well as increased compensation expense due to incremental staffing and increased variable compensation. Approximately $4 million of the increase in research and engineering expenses resulted from consolidating variable interest entities (VIEs) in 2004. There were increases in other general research and developmental expenses, none of which were significant.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income increased significantly, primarily due to improved earnings from our expanded joint venture in China, DCEC, where our earnings increased $19 million, and our North American distributor joint ventures, where earnings increased $9 million. We also saw increases to a lesser extent at our joint venture in India, Tata Cummins Ltd, and Cummins MerCruiser, our global marine joint venture.

Other Operating Expense

The major components of other operating expense are royalty income, amortization of intangible assets and loss on sale of fixed assets. The slight increase from 2003 to 2004 is primarily due to a combination of an increase in loss on sale of fixed assets and an increase in amortization of intangibles offset by an increase in royalty income as a result of increased sales volumes.

Interest Expense

Interest expense increased primarily due to the consolidation of VIEs in 2004 and the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), which required prospective classification of dividends on our preferred securities as interest expense, and interest from capital leases for power generation equipment.

Other Expense (Income)

The major components of other expense (income) include impairment losses, foreign currency exchange gains and losses, bank charges, and other miscellaneous expenses. Other expense (income) fluctuated primarily due to an investment write-down in 2004.

Provision for Income Taxes

The higher 2004 tax provision reflects the increase in profit before taxes. Our effective tax rate is normally below the U.S. corporate income tax rate of 35 percent, primarily because of research tax credits and reduced taxes on export earnings. Our 2004 effective tax rate of 13 percent is also low not only because of the normal favorable effects of research credits and export tax benefits, but also because of the following nonrecurring benefits:

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

Minority Interests in Earnings of Consolidated Subsidiaries

Approximately one-half of the increase in minority interests in 2004 compared to 2003 resulted from higher earnings at Wuxi Holset Ltd , a 55 percent owned subsidiary, and Cummins India Limited. The remainder of the increase in minority interests is attributable to consolidating VIEs in 2004.

Dividends on Preferred Securities

Effective July 1, 2003, these dividends were prospectively classified as interest expense in our Consolidated Statements of Earnings in accordance with SFAS 150. A description of our obligation relating to these preferred securities is provided in Note 11 to the Consolidated Financial Statements.

Cumulative Effect of Change in Accounting Principles

In 2001, we entered into a sale-leaseback agreement whereby we sold and leased back heavy-duty engine manufacturing equipment from a grantor trust wholly-owned by a financial institution. In

December 2003, the grantor trust, which acts as a lessor in the sale-leaseback transaction, was consolidated when we adopted FASB Interpretation No. 46R, Consolidation of Variable Interest Entities,” (FIN 46R), issued by the Financial Accounting Standards Board (FASB). Under FIN 46R, the lessor trust was deemed a VIE and we were deemed the primary beneficiary of the trust by virtue of our guaranteeing the leased equipment’s residual value. Accordingly, we recorded the cumulative effect of consolidating the VIE in our Consolidated Financial Statements as a change in accounting principle as of December 31, 2003. See Note 2 to the Consolidated Financial Statements for a description of the change in accounting and Note 18 for a description of the original leasing transaction. The consolidation of the VIE did not impact our 2003 Consolidated Statements of Earnings, other than the cumulative effect at December 31, 2003, nor did it affect compliance with any of our debt covenants.

OPERATING SEGMENT RESULTS AND OUTLOOK

Our reportable operating segments consist of the following: Engine, Power Generation, Components, and Distribution. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. The engines are used in trucks of all sizes, buses and RVs, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military. The Power Generation segment is an integrated provider of power systems selling engines, generator sets and alternators and providing rental of power equipment for both standby and prime power uses. The Components segment includes sales of filtration products, exhaust systems, turbochargers and fuel systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in selling engines, generator sets, and service parts, performing service and repair activities on our products and maintaining relationships with various OEMs.

We use segment EBIT (defined as earnings (loss) before interest, taxes, minority interests, preferred dividends and cumulative effect of change in accounting principles) as a primary basis for the chief operating decision-maker to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

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

A summary of operating results by segment for the years ended December 31, is shown below:

	Engine	Power Generation	Components	Distribution	Eliminations	Total
	Millions
2005
Net sales	$6,657	$1,999	$2,000	$1,191	$(1,929)	$9,918
Investee equity, royalty and other income	80	9	8	34	—	131
Segment EBIT	582	145	89	107	(16)	907
2004
Net sales	$5,424	$1,842	$1,783	$973	$(1,584)	$8,438
Investee equity, royalty and other income	80	6	9	25	—	120
Segment EBIT	328	60	84	79	(8)	543
2003
Net sales	$3,582	$1,329	$1,292	$669	$(576)	$6,296
Investee equity, royalty and other income	48	3	7	16	—	74
Segment EBIT	62	(19)	86	51	1	181

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Years ended December 31,
	2005	2004	2003
	Millions
Segment EBIT	$907	$543	$181
Less:
Interest expense	109	111	90
Earnings before income taxes, minority interests, dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle	$798	$432	$91

We made certain leadership changes effective May 2, 2005, within our management team. In connection with these changes, certain modifications were made to our internal reporting. These modifications are summarized below:

•       The Filtration and Other segment was renamed the Components segment and now includes operating results of the fuel systems business which were previously included in the Engine segment. Historically, the fuel systems business transferred product within the Engine segment at cost. Beginning in the third quarter, those transfers now use a cost-plus based transfer price. As a result of this change, segment EBIT increased for the Components segment and decreased for the Engine segment but there was no impact to consolidated earnings. Revenues of the Components segment were also increased to reflect transfers to the Engine segment and eliminations were increased by a corresponding amount.

•       The North American distribution business was combined with the International Distribution segment and renamed the Distribution segment. Previously, the North American distribution business was reported in the Engine and Power Generation segments as equity from investees and included the results of a partially-owned distributor that is consolidated. As a result, revenues of the

Engine segment were increased to reflect sales to the consolidated distributor that were previously eliminated and decreased for the revenues of the consolidated distributor which are now included in the Distribution segment. In addition, this change also caused earnings from equity investees in the Engine and Power Generation segments to decrease while earnings from equity investees in the Distribution segment increased by a corresponding amount.

Due to the extent of intersegment sales activity and certain seasonality in inventory levels during the year, we have presented the elimination of intersegment profit in inventory resulting from intersegment transactions in the eliminations column of our segment reporting (see Note 19 to the Consolidated Financial Statements). This presentation better aligns segment revenues with segment costs and presents segment EBIT as if each segment was an independent, stand-alone entity.

The impact of the above changes on operating results and net assets by segment for each year is shown in the table below:

	Engine	Power Generation	Components	Distribution	Eliminations
	Millions
	Increase (decrease)
2004
Net sales	$(76)	$(35)	$299	$117	$(305)
Investee equity, royalty and other income	(16)	(7)	—	23	—
Segment EBIT	(11)	(9)	—	28	(8)
Net assets	(193)	(3)	108	88	—
2003
Net sales	$(49)	$—	$236	$—	$(187)
Investee equity, royalty and other income	(9)	(4)	—	13	—
Segment EBIT	(8)	(4)	—	11	1
Net assets	(155)	(2)	132	25	—

Prior to January 1, 2004, intersegment transfers between the Engine segment and the Power Generation segment and between the Components segment and the Engine segment were recorded at cost and a sale was not recorded by the transferor segment. Effective January 1, 2004, all intersegment sales of the transferor segments were recorded at a market-based transfer price discounted for certain items. Unit shipments are now also reflected in the sales volumes of the transferor segments. Certain intersegment cost allocations to the transferor segments have also been eliminated. In addition, certain engines manufactured by the Engine segment and sold to Distribution through Power Generation were previously recorded as a sale by Power Generation; however, under the new methodology Power Generation now records a sale commission on such sales. We believe this change allows our segment management to focus on those pricing decisions and cost structuring actions within their control. The impact of this change on 2004 segment results follows:

•       Engine net sales increased $502 million,

•       Components net sales increased $205 million,

•       Power Generation net sales decreased $44 million, and

•       Intersegment net sales eliminations increased $663 million.

The net impact of this change did not have a material effect on segment EBIT for any of our segments. Segment results for 2003 were not restated to reflect the change to market-based transfer pricing as it was impracticable to do so.

Engine Results and Outlook

2005 vs. 2004

The net sales, investee income and segment EBIT for Engine were as follows (dollars in millions):

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Net sales	$6,657	$5,424	$1,233	23%
Investee equity, royalty and other income	80	80	—	—
Segment EBIT	582	328	254	77%
Segment EBIT as a percentage of net sales	8.7%	6.0%	2.7 percentage points

The increase in net sales for this segment was primarily due to strong demand across all market sectors, particularly the light-duty automotive market with record engine sales to DaimlerChrysler, and the North American heavy-duty and medium-duty truck markets. Total on-highway-related engine sales were 63 percent of Engine segment net sales in 2005, compared with 65 percent in 2004.

The improvement in segment EBIT was primarily due to the higher engine volumes across all major markets, the accompanying gross margin benefits of higher absorption of fixed manufacturing costs, pricing and favorable foreign exchange impacts, all of which resulted in a two point improvement in gross margin percentage over 2004. Gross margin increased $344 million, or 38 percent, over 2004. Selling and administrative expenses increased $63 million, or 13 percent, over 2004, however selling and administrative expenses as a percentage of net sales improved almost a full percentage point. Research and engineering expenses increased $38 million, or 24 percent, compared to 2004 and remained flat as a percentage of net sales compared to the prior period.

In addition, earnings from joint ventures remained flat compared with 2004, due to higher earnings from several joint ventures, which were offset by a $7 million decrease in earnings at DCEC in reaction to changes in the regulatory environment.

A summary and discussion of Engine net sales by market follows (dollars in millions):

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Heavy-duty truck	$2,139	$1,700	$439	26%
Medium-duty truck and bus	918	693	225	32%
Light-duty automotive	1,164	1,129	35	3%
Total on-highway	4,221	3,522	699	20%
Industrial	1,791	1,380	411	30%
Stationary power	645	522	123	24%
Total net sales	$6,657	$5,424	$1,233	23%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Midrange	419,200	368,700	50,500	14%
Heavy-duty	107,600	87,200	20,400	23%
High-horsepower	14,400	12,100	2,300	19%
Total unit shipments	541,200	468,000	73,200	16%

Heavy-Duty Truck

The increase in sales to the heavy-duty truck market was primarily driven by the recovery in the North American truck market as OEMs increased build rates to meet the growing demand from truck fleets replacing aging equipment and adding capacity. Unit shipments of heavy-duty truck engines were up 27 percent in 2005, compared to 2004, with North American shipments up 26 percent and international shipments up 33 percent.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues is due to increased shipments of medium-duty truck and bus engines in North America and internationally. Shipments of medium-duty truck engines were up 24 percent to North American OEMs and up 12 percent to international OEMs compared with 2004. The increase in medium-duty truck engine shipments was driven primarily by economic growth as demand in this market typically correlates with demand in the heavy-duty market. Sales of bus engines and parts increased in 2005 compared to 2004 due to strong demand from North American OEMs with shipments up 53 percent and international shipments up 48 percent. International shipments were up due to strong demand in Asia and Latin America, slightly offset by lower volumes in Europe.

Light-Duty Automotive

Sales of light-duty automotive engines increased as a result of higher volumes. Total unit shipments were 187,000 in 2005, an increase of 4 percent compared to 2004. Most of the increase in light-duty automotive sales was driven by continued demand from DaimlerChrysler with record shipments of 160,000 units, or a 4 percent increase compared to 2004. Engine shipments to RV OEMs remained flat in 2005 compared with 2004.

Industrial

Total sales were up in most industrial markets, primarily due to strong demand as the capital goods sector of the economy expands. Unit shipments increased 24 percent year-over-year reflecting a slight change in sales mix to higher-priced engines. Approximately 56 percent of the shipments were to North American markets and 44 percent to international markets compared to 52 percent and 48 percent, respectively, in 2004. Both the construction and agricultural markets had increased sales of approximately 28 percent in 2005 over 2004, while sales for the mining and marine markets increased 34 percent and 43 percent, respectively, during the same time period. These markets make up over 90 percent of the total industrial market. The increased sales in these markets were seen both in North American and international markets with the exception of a slight decrease in sales to the international agriculture market.

Stationary Power

The increase in sales to stationary power markets is due to the increased net sales to our Power Generation segment. These net sales are eliminated in our Consolidated Statements of Earnings. See the Power Generation Results and Outlook for a discussion of the increase in net sales.

2004 vs. 2003

The net sales, investee income and segment EBIT for Engine were as follows (dollars in millions):

	Years ended December 31,		Change
	2004	2003	Amount	Percent
Net sales	$5,424	$3,582	$1,842	51%
Investee equity, royalty and other income	80	48	32	67%
Segment EBIT	328	62	266	NM
Segment EBIT as a percentage of net sales	6.0%	1.7%	4.3 percentage points

The increase in net sales for this segment was primarily due to the economic recovery evidenced by strong demand across all market sectors, particularly the North American heavy-duty and medium-duty truck markets and the light-duty automotive market with record engine sales to DaimlerChrysler. Total on-highway-related engine sales were 65 percent of Engine segment net sales in 2004 compared to 70 percent in 2003.

The improvement in segment EBIT was primarily a result of improved gross margin resulting from higher engine volumes and service part sales and the accompanying benefits of fixed cost absorption at our manufacturing plants along with the consolidation of heavy-duty test and assembly operations. Gross margin improved $361 million, or 66 percent, over 2003. Gross margin percentage improved almost 1.5 percentage points over the prior period. Selling and administrative expense and warranty expense also increased due to the increase in sales volume and were the primary offsets to the improved gross margins. Selling and administrative expenses increased $75 million, or 19 percent, over 2003, however selling and administrative expenses as a percentage of net sales improved almost 2.5 percentage points. Research and engineering expenses increased $30 million, or 23 percent, compared to 2003 but improved almost a full percentage point as a percentage of net sales compared to the prior period. Another item affecting segment EBIT in 2004 versus 2003 to a lesser extent was steel surcharges from higher steel prices.

In addition, earnings from joint ventures increased $32 million compared to 2003, primarily from higher volumes which resulted in a $19 million improvement in earnings from DCEC.

A summary and discussion of Engine net sales by market follows (dollars in millions):

	Years ended December 31,		Change
	2004	2003	Amount	Percent
Heavy-duty truck	$1,700	$1,098	$602	55%
Medium-duty truck and bus	693	468	225	48%
Light-duty automotive	1,129	929	200	22%
Total on-highway	3,522	2,495	1,027	41%
Industrial	1,380	1,087	293	27%
Stationary power	522	n/a	522	NM
Total net sales	$5,424	$3,582	$1,842	51%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Years ended December 31,		Change
	2004	2003	Amount	Percent
Midrange	368,700	280,800	87,900	31%
Heavy-duty	87,200	52,600	34,600	66%
High-horsepower	12,100	8,900	3,200	36%
Total unit shipments	468,000	342,300	125,700	37%

Heavy-Duty Truck

The increase in sales to the heavy-duty truck market resulted from strong demand in the North American truck industry driven primarily by economic growth and the related increase in freight tonnage and higher replacement demand for trucks. Unit shipments of heavy-duty truck engines were up 70 percent in 2004, compared to 2003, with North American shipments up 97 percent and international shipments up 26 percent.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues is due to increased shipments of medium-duty truck engines in North America and internationally. Shipments of medium-duty truck engines were up 93 percent to North American OEMs and up 36 percent to international OEMs compared to 2003. The increase in medium-duty truck engine shipments was driven primarily by economic growth as demand in this market typically correlates with demand in the heavy-duty market. Worldwide shipments of bus engines were down 10 percent in 2004 compared to 2003. Most of the decline occurred in international markets with some demand recovery in China where volumes were up compared to 2003. However, lower sales to India and Europe/CIS more than offset the increase.

Light-Duty Automotive

Sales of light-duty automotive engines increased as a result of higher volumes. Total unit shipments were 180,000 in 2004, an increase of 20 percent compared to 2003. Most of the increase in light-duty automotive sales was driven by strong demand from DaimlerChrysler with shipments of 154,300 units, or a 20 percent increase compared to 2003. Engine shipments to RV OEMs decreased slightly, down 3 percent in 2004, compared to 2003, partially as a result of higher shipments in 2003 in advance of new product introductions and slightly lower market share in 2004.

Industrial

Total sales were up in all industrial markets, except for the government market which remained relatively flat. As is the case for the other engine markets, the increase in sales is primarily a function of volume. Unit shipments increased 26 percent year-over-year reflecting a slight change in sales mix to lower-priced engines. Approximately 52 percent of the shipments were to North American markets and 48 percent to international markets compared to 39 percent and 61 percent, respectively, in 2003. The shift between international and North American markets is due to the consolidation of entities in the North American market as a result of the adoption of FIN 46R in 2004. See Note 2 to the Consolidated Financial Statements. Overall growth in industrial markets was driven by strong demand in 2004 as the capital goods sector of the economy experienced a significant recovery.

Stationary Power

Engine net sales to stationary power markets were $522 million in 2004. This new sales category arose from a change in 2004 where all intersegment engine sales from Engine to Power Generation are recorded at a market-based transfer price. Prior to 2004, intersegment transfers were recorded at cost and a sale was not recorded by Engine. Segment financial results for 2003 were not restated to reflect this change as it was impracticable to do so.

Outlook for 2006

As in 2004, this segment experienced much stronger than expected volumes in virtually all of its markets in 2005. Most indicators point toward continued improvement, however at a more moderate pace in most markets in 2006. We currently expect the North American heavy-duty truck market to remain flat in 2006 at approximately 315,000 units. While 2005 demand was driven partially from fleets adding capacity as freight volume increased, the majority of the increase resulted, similar to 2004, from the replacement of aging vehicles and improved industry financial health. In 2006, the market size increase will be primarily driven by increased freight tonnage and truck replacement. We project our sales to the North American heavy-duty truck market to increase due to some potential increase in our market share. We also expect sales of our midrange engines to the medium-duty markets to increase in 2006, as economic indicators for this market historically correlate with those of the heavy-duty market. Currently, we estimate our engine volumes for the medium-duty truck market to increase 10 percent in 2006, including an increase in market share. Sales of our 5.9 liter turbo diesel engine to DaimlerChrysler reached record levels in 2005 and we anticipate 2006 volumes will increase with a full year of availability of our engine in DaimlerChrysler products as demand for diesel-powered light vehicles increases. Our industrial markets expect continued growth in 2006, particularly overall demand for high-horsepower applications in the mining, marine, and oil and gas markets. We believe the favorable economic environment this segment has benefited from the past two years will continue in 2006. As a result of the growth anticipated in most markets, we anticipate this segment will incur an increase in sales, though not as strong as 2005 experienced, and we expect profitability to improve over 2005 as well.

Power Generation Results and Outlook

2005 vs. 2004

The net sales, investee income and segment EBIT for Power Generation were as follows (dollars in millions):

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Net sales	$1,999	$1,842	$157	9%
Investee equity, royalty and other income	9	6	3	50%
Segment EBIT	145	60	85	NM
Segment EBIT as a percentage of net sales	7.3%	3.3%	4.0 percentage points

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand in the commercial generator set (gen-set) markets and alternator markets. Pricing actions also contributed to the increase in net sales.

The improvement in segment EBIT was largely attributable to strong commercial generator set sales across all geographic markets, except China, and the related benefits of fixed cost absorption as well as price realization and cost reduction actions. These benefits were partially offset by increased costs of materials, primarily copper. Gross margin improved $67 million, or 25 percent, over 2004. Gross margin percentage improved over two percentage points compared to the prior period. Selling and administrative expenses decreased $3 million, or 2 percent, over 2004 and selling and administrative expenses as a percentage of net sales improved one percentage point compared to the prior period. Research and engineering expenses decreased $8 million, or 28 percent, compared to 2004 and research and engineering expenses as a percentage of net sales improved by 0.5 of a percentage point compared to the prior period.

A summary of engine shipments used in power generation equipment by engine category follows:

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Midrange	21,300	16,800	4,500	27%
Heavy-duty	7,200	6,700	500	7%
High-horsepower	8,300	7,400	900	12%
Total unit shipments	36,800	30,900	5,900	19%

2004 vs. 2003

The net sales, investee income and segment EBIT for Power Generation were as follows (dollars in millions):

	Years ended December 31,		Change
	2004	2003	Amount	Percent
Net sales	$1,842	$1,329	$513	39%
Investee equity, royalty and other income	6	3	3	100%
Segment EBIT	60	(19)	79	NM
Segment EBIT as a percentage of net sales	3.3%	(1.4%)	4.7 percentage points

The increase in net sales in this segment was primarily due to the improved economic conditions in the commercial, consumer and alternator product markets. Unit shipments of commercial generator drives (g-drives) and generator sets (gen-sets), alternators, and gen-sets for the consumer and mobile/RV markets increased significantly in 2004 because of strong demand. Additionally, approximately $90 million of the net sales increase resulted from the consolidation of new entities including those consolidated under FIN 46R.

The improvement in segment EBIT was largely attributable to strong commercial sales across all geographic markets and the related benefits of fixed cost absorption of $81 million as well as cost reduction actions of $29 million and price realization of $16 million. These benefits were partially offset by the unfavorable impact of foreign exchange rates, increased costs of steel and copper and higher selling, administrative and research and engineering expenses. Gross margin improved a robust $109 million, or 67 percent, over 2003. Gross margin percentage improved 2.5 percentage points over the prior period. Selling and administrative expenses increased $36 million, or 22 percent, over 2003, however selling and administrative expenses as a percentage of net sales improved 1.5 percentage points compared to 2003. Research and engineering expenses decreased $4 million, or 12 percent, compared to 2003, but improved almost a full percentage point as a percentage of net sales compared to the prior period.

A summary of engine shipments used in power generation equipment by engine category follows:

	Years ended December 31,		Change
	2004	2003	Amount	Percent
Midrange	16,800	14,000	2,800	20%
Heavy-duty	6,700	5,300	1,400	26%
High-horsepower	7,400	5,200	2,200	42%
Total unit shipments	30,900	24,500	6,400	26%

Outlook for 2006

Power Generation experienced a dramatic recovery in financial performance in 2004 and 2005 due to a combination of an improved economic environment in key markets and actions implemented in mid-2003, including cost reductions and pricing initiatives. In 2006, we expect continued growth across most power generation markets. We anticipate strong growth in North America and the Middle East and forecast growth in market share through our new lower cost products, especially in Europe and Latin America. We believe the softer levels experienced in the China power generation market in the latter half of 2005 will continue in 2006. We expect continued growth for 2006 in the commercial international markets for power generation and alternators, except for China, and strong growth in domestic markets. In our consumer business, we expect the markets to be relatively flat, compared to 2005, however, we anticipate a more favorable sales mix from market share gains in marine and our recently launched portable generator set products. As a result of the growth anticipated in a broad range of markets and improved sales mix, Power Generation revenues and profitability are expected to exceed 2006.

Components Results and Outlook

2005 vs. 2004

The net sales, investee income and segment EBIT for Components were as follows (dollars in millions):

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Net sales	$2,000	$1,783	$217	12%
Investee equity, royalty and other income	8	9	(1)	(11%)
Segment EBIT	89	84	5	6%
Segment EBIT as a percentage of net sales	4.5%	4.7%	(0.2) percentage points

Components net sales increased across all geographic markets primarily due to strong demand in the U.S., Latin America, and Asia. Sales of our turbochargers increased due to higher aftermarket sales to OEMs, partially offset by lower demand in China.

Segment EBIT improved slightly, compared with 2004, primarily due to improved volume, however EBIT as a percentage of net sales declined slightly due to a lower gross margin percentage resulting from higher steel prices used in exhaust products and manufacturing filters as well as production inefficiencies from capacity constraints. Gross margin increased $33 million, or 11 percent, over 2004, however gross margin percentage decreased slightly. In addition, higher selling and administrative expenses and increases in research and engineering expenses contributed to the reduction in segment EBIT as a percentage of net sales. Selling and administrative expenses increased $18 million, or 10 percent, over 2004, but remained relatively flat year-over-year as a percentage of net sales. Research and engineering expenses increased due to the development of a number of new products that will be launched in 2006 and beyond. Research and engineering expenses increased $6 million, or 12 percent, compared to 2004 and remained flat year-over-year as a percentage of net sales.

2004 vs. 2003

The net sales, investee income and segment EBIT for Components were as follows (dollars in millions):

	Years ended December 31,		Change
	2004	2003	Amount	Percent
Net sales	$1,783	$1,292	$491	38%
Investee equity, royalty and other income	9	7	2	29%
Segment EBIT	84	86	(2)	(2)%
Segment EBIT as a percentage of net sales	4.7%	6.7%	(2.0) percentage points

This segment achieved higher net sales in 2004 reflecting demand improvement from OEMs and increased market share. Net sales increased in most geographic markets including the U.S., Europe, Asia, and Australia, with small declines in Canada. Sales of our turbochargers increased primarily due to higher aftermarket sales to OEMs and strong demand from our joint ventures in China.

Segment EBIT declined slightly, compared with 2003, primarily due to a lower gross margin percentage resulting from higher steel prices used in manufacturing filters and exhaust products which approximated $17 million, net of $7 million in price recovery, as well as production inefficiencies from capacity constraints of $21 million. Gross margin increased $36 million, or 14 percent, over 2003, however gross margin percentage declined over 3.5 percentage points in the same period. In addition, higher selling and administrative expenses and increases in research and engineering expenses contributed to a decline in segment EBIT. Selling and administrative expenses increased $30 million, or 20 percent, over 2003, but improved 1.5 percentage points as a percentage of net sales in 2004. Research and engineering expenses increased $14 million, or 39 percent, compared to 2003 and remained flat as a percentage of net sales year-over-year.

Outlook for 2006

The Components segment experienced strong revenue growth in 2005 throughout its businesses and within most major geographic markets. We expect this trend to continue in 2006. Within our filtration business we anticipate revenue growth in the oil, mining and marine segments of our business and we also expect growth in our aftermarket business for on-highway applications resulting from the launch of a number of new products. We expect growth in demand for our products in both the emission solutions business and our turbocharger business as a result of the adoption of Euro IV emissions standards in Europe. We expect some revenue growth in the fuel systems business in 2006 as demand for new and replacement fuel systems for heavy-duty applications remains strong. Demand from our European partner, Scania, is expected to be higher in 2006 than 2005. While we have experienced revenue growth in this segment for the past three years, profitability has not trended in a similar pattern. Therefore, we will implement a number of strategic cost reduction initiatives, particularly in our exhaust business, and targeted improvements in operations across the segment in 2006. As a result, we anticipate an improvement in operating margin in 2006, primarily in the second half of the year as we start to see the benefits of cost reduction actions impact results.

Distribution Results and Outlook

2005 vs. 2004

The net sales, investee income and segment EBIT for Distribution were as follows (dollars in millions):

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Net sales	$1,191	$973	$218	22%
Investee equity, royalty and other income	34	25	9	36%
Segment EBIT	107	79	28	35%
Segment EBIT as a percentage of net sales	9.0%	8.1%	0.9 percentage points

Distribution net sales increased primarily due to strong demand in Europe, Latin America, Australia, North America and the Middle East, where sales at our Dubai distributorship were up 65 percent year-over-year, partially offset by lower sales in East Asia. In addition, net sales were favorably impacted by foreign exchange rates.

Segment EBIT increased primarily due to higher gross margins resulting from increased sales of engines, parts and service, and power generation equipment, as well as pricing actions and favorable exchange rates. Gross margin improved $69 million, or 33 percent, over 2004, while gross margin percentage increased almost two percentage points over the prior year. The increase in gross margin was partially offset by higher selling and administrative expenses, primarily from acquisitions, new branch openings and dealer development support. Increased profitability from North American and international joint ventures were also significant contributors to segment EBIT growth. Selling and administrative expenses increased $52 million, or 32 percent, and increased just over one percentage point as a percentage of net sales in the same period.

Also contributing to the increase in segment EBIT year-over-year was a $9 million increase in investee equity earnings. This is primarily attributable to an $8 million increase in earnings at our North American distributors.

2004 vs. 2003

The net sales, investee income and segment EBIT for Distribution were as follows (dollars in millions):

	Years ended December 31,		Change
	2004	2003	Amount	Percent
Net sales	$973	$669	$304	45%
Investee equity, royalty and other income	25	16	9	56%
Segment EBIT	79	51	28	55%
Segment EBIT as a percentage of net sales	8.1%	7.6%	0.5 percentage points

Distribution had higher net sales in 2004, primarily due to increased parts and service revenue at almost all distributor locations and significant increases at distributorships in Dubai, Australia, China and South Africa. Additionally, sales of engines and power generation equipment increased in distributorships located in Europe/CIS, Singapore, India, Hong Kong, Japan, and Dubai. Also impacting net sales were favorable foreign exchange rates.

Segment EBIT increased primarily due to higher gross margins resulting from increased sales of engines, parts and service, and power generation equipment. Gross margin increased $60 million, or 41 percent, compared to 2003, while gross margin percentage declined slightly under one percentage point for the same period. The increase in gross margin was partially offset by higher volume variable selling expenses. Selling and administrative expenses increased $45 million, or 38 percent, compared to 2003, however selling and administrative expenses as a percentage of net sales improved just under one percentage point.

Outlook for 2006

In 2006, we expect an 8 to 10 percent increase in net sales primarily due to increases in our Greater Europe, South Pacific, and India regions. We anticipate sales growth in power generation, parts, services, and engines throughout all regions. Along with the estimated sales increase, we expect increased profitability from our North American and international joint ventures. As a result of the anticipated increases in sales and joint venture income, we expect higher profitability in this segment as we capitalize on a growing global customer base.

Geographic Markets

Sales to international markets were 51 percent of total net sales in 2005, compared with 48 percent of total net sales in 2004 and 47 percent of total net sales in 2003.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows (dollars in millions):

	Years ended December 31,
	2005		2004		2003
United States	$4,832	49%	$4,363	52%	$3,356	53%
Asia/Australia	1,682	17%	1,474	17%	1,112	18%
Europe/CIS	1,406	14%	1,145	14%	827	13%
Mexico/Latin America	819	8%	567	7%	475	7%
Canada	728	7%	549	6%	292	5%
Africa/Middle East	451	5%	340	4%	234	4%
Total international	5,086	51%	4,075	48%	2,940	47%
Total consolidated net sales	$9,918	100%	$8,438	100%	$6,296	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash provided by operations is the primary source of funding our working capital requirements. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we may use periodic borrowings, primarily our revolving credit facility and our accounts receivable sales program, to fund our working capital requirements. As of December 31, 2005, there were no amounts outstanding under our revolving credit facility or our receivable sales program.

Cash and cash equivalents increased $168 million during 2005 and were $779 million at the end of the year compared to $611 million at the beginning of the year. Cash and cash equivalents were higher in 2005 as a result of an increase in cash provided by operations generated primarily by higher net earnings. Over the past two years our operations have generated significant amounts of cash as seen in the reduction of net debt as follows:

	2005	2004	2003
	Millions
Total debt	$1,367	$1,626	$1,429
Less: cash, cash equivalents and marketable securities	(840)	(673)	(195)
Net debt	$527	$953	$1,234

At December 31, 2005, we believe our liquidity with cash and cash equivalents of $779 million, marketable securities of $61 million, $539 million available under our revolving credit facility, $200 million available under our accounts receivable program and $97 million available under international credit facilities (see the table below under Available Credit Capacity) provides us with the financial flexibility needed to satisfy future short-term funding requirements for working capital, debt service obligations, capital expenditures, projected pension funding, dividend payments and expansion in emerging markets.

The Jobs Act provides for a temporary 85-percent dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction results in an approximate 5.25% federal tax rate on the repatriated earnings. We repatriated $71 million under the Jobs Act in 2005. Foreign earnings repatriated under the Jobs Act increased liquidity in the United States, with a corresponding reduction of liquidity in our foreign subsidiaries.

On March 1, 2005, we repaid our 6.45% notes with a principal amount of $225 million from cash and cash equivalents.

Our total debt was $1,367 million as of December 31, 2005, compared with $1,626 million at December 31, 2004. Total debt as a percent of our total capital, including total long-term debt, was 42.3 percent at December 31, 2005, compared to 53.7 percent at December 31, 2004. Included in long-term debt at December 31, 2005 and 2004, was $71 million and $81 million, respectively, attributable to consolidating a leasing entity under the provisions of FIN 46R (see Notes 2 and 11 to the Consolidated Financial Statements). Also included in short-term and long-term debt at December 31, 2005, was $96 million from the consolidation of four joint ventures previously reported under the equity method of accounting and now consolidated under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements). The consolidation of these entities did not materially impact our 2005 or 2004 net earnings nor did it affect compliance with any of our debt covenants. We do not expect the consolidation of these entities to have a material impact on net earnings or affect our compliance with debt covenants in future periods.

Available Credit Capacity

The table below provides the components of available credit capacity as of December 31(in millions):

2005
Revolving credit facility	$539
International credit facilities accessible by local entities	63
International credit facilities accessible by corporate treasury	34
Accounts receivable	200
Total available credit capacity	$836

Working Capital Summary

	2005	2004
Current assets	$3,916	$3,256
Current liabilities	2,218	2,180
Working capital	$1,698	$1,076
Current ratio	1.77	1.49
Days’ sales in receivables	51	49
Inventory turnover	6.9	7.3

Most of the deterioration in days’ sales in receivables between 2004 and 2005 resulted from a higher mix of international receivables which typically have longer collection periods and the discontinuance of a major customer’s trade payables program that previously allowed for accelerated payment terms. The deterioration in inventory turnover primarily results from an increase in inventory necessary to meet expected demand.

Cash Flows

The following table summarizes the key elements of our cash flows for the years ended December 31:

	2005	2004	2003
	Millions
Net cash provided by operating activities	$760	$614	$158
Net cash used in investing activities	(212)	(181)	(131)
Net cash (used in) provided by financing activities	(372)	66	(149)
Effect of exchange rate changes on cash	(8)	4	6
Net increase (decrease) in cash and cash equivalents	$168	$503	$(116)

2005 versus 2004

Operating Activities.   Net cash provided by operating activities improved $146 million in 2005 compared to 2004, primarily due to $200 million of higher net earnings, a $175 million increase in the deferred tax provision, a $101 million increase in long-term liabilities and a $35 million change in equity earnings of investees, partially offset by an increase in working capital of $378 million. Net changes in working capital utilized $308 million in cash during 2005 compared to providing $70 million in 2004, or a net decrease in cash provided by working capital of $378 million year-over-year. The net increase of $378 million of cash used by changes in working capital compared to 2004 resulted primarily from lower accrued expenses of $148 million, higher accounts receivable of $146 million and lower accounts payable of $102 million, partially offset by lower inventory of $17 million and changes in other current assets of $1 million. Accounts receivable increased due to higher sales levels, a higher mix of international receivables, and the discontinuance of a major customer’s trade payables program that previously allowed for accelerated payment terms. The net reduction in accounts payable was due to a larger ramp-up in production during 2004 and the decrease in accrued expenses was driven by a lower increase in accrued warranty of $86 million and a lower increase in accrued payrolls of $63 million.

Investing Activities.   Net cash used in investing activities increased $31 million in 2005 compared to 2004. The increase was primarily due to higher capital expenditures of $41 million, which includes investments in internal use software of $6 million and a decrease in cash inflows from net liquidations of marketable securities of $24 million, partially offset by a $16 million decrease in cash used for acquisition of businesses, investments in and advances to equity investees of $6 million, and an increase in proceeds from disposals of $9 million.

The majority of our capital spending in 2005 was primarily for capacity increases, manufacturing equipment, and tooling for new products. Our 2006 capital spending program is currently expected to be approximately $250 million, primarily targeted at new product introduction and capacity expansion for future growth.

Financing Activities.   Net cash used in financing activities was $372 million in 2005 compared to a $66 million source of cash in 2004, or a net change in cash outflows of $438 million year-over-year. The majority of the change year-over-year is due to the March 1, 2005, repayment of the $225 million 6.45% notes, a significant decrease in the proceeds of common stock issued from the exercise of stock options of $118 million and $38 million in common stock repurchases in 2005.

2004 versus 2003

Operating Activities.   Net cash provided by operating activities improved $456 million in 2004 compared to 2003, primarily due to $300 million of higher net earnings, changes in working capital of $60 million, a $49 million increase in non-cash adjustments for depreciation and amortization expense and increased pension expense of $28 million. Net changes in working capital provided $70 million in cash during 2004 compared to $10 million in 2003. The increase was a result of increases in accounts payable of $110 million and accrued expenses of $215 million, partially offset by increases in accounts receivable of $99 million, inventories of $141 million and other current assets of $25 million. Accounts payable and inventory were higher in 2004 primarily from higher production levels necessary to meet increased demand and from the effects of consolidating entities under FIN 46R by $70 million and $73 million, respectively. Accounts receivable increased $72 million due to higher sales levels and the impact of FIN 46, while accrued expenses increased primarily from payroll and variable compensation accruals of $87 million, pension liability of $22 million and a $44 million impact relating to FIN 46R.

Investing Activities.   Net cash used in investing activities increased $50 million in 2004 compared to 2003. The increase was due to higher capital expenditures of $44 million, which includes investments in internal use software of $4 million, increased investment in and advances to equity investees of $15 million, $18 million for purchase of a distributorship, partially offset by cash inflows from net liquidations of marketable securities of $26 million. The majority of our capital spending in 2004 included equipment for new product support and capacity expansion in our Engine and Components segments.

Financing Activities.   Net cash provided by financing activities was $66 million in 2004 compared to a net cash outflow of $149 million in 2003, or a net change in cash inflows of $215 million year-over-year. Most of the change occurred from a significant cash outflow in March 2003 from the payment of our $125 million 6.25% notes and significant cash inflows in 2004 from the proceeds of common stock issued from the exercise of a large number of stock options of $148 million.

Cash Dividends

Cash dividends of $0.30 per common share were declared and paid in each quarter of 2005, 2004 and 2003. Dividends paid to common shareholders for the years ended December 31, 2005, 2004 and 2003 were $56 million, $53 million and $50 million, respectively. Declaration and payment of dividends in the future depends upon our earnings and liquidity position, among other factors.

Share Repurchases

In September 2005, we announced our intention to repurchase up to $100 million of our common stock over the next two years. The shares will be repurchased utilizing cash generated from operations. As of December 31, 2005, we repurchased $38 million of our common stock under this program.

Debt Repayment

In September 2005, we announced our intention to repay $250 million 9.5% notes in December 2006, the first call date for the debt. The notes were issued in November 2002 and are expected to be repaid using cash generated from operations.

Cash Requirements

A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2005, is shown in the tables below:

Contractual Cash Obligations	2006	2007-2008	2009-2010	After 2010	Total
	Millions
Loans payable	$40	$—	$—	$—	$40
Long-term debt and capital lease obligations	114	148	13	1,052	1,327
Operating leases	59	85	60	93	297
Capital expenditures	100	8	—	—	108
Purchase commitments for inventory	332	6	—	—	338
Other purchase commitments	99	31	2	1	133
Pension funding obligations(1)	170	—	—	—	170
Total	$914	$278	$75	$1,146	$2,413

(1)          Pension funding obligations are included only for 2006 as the amount of our funding obligations beyond the next year are not yet determinable.

Other Commercial Commitments	2006	2007-2008	2009-2010	After 2010	Total
	Millions
Standby letters of credit under revolving credit agreement	$105	$5	$—	$—	$110
International and other domestic letters of credit	29	5	—	—	34
Performance and excise bonds	16	11	1	—	28
Other guarantees	24	2	—	3	29
Total	$174	$23	$1	$3	$201

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreement, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. Our credit rating is determined by independent credit rating agencies and includes an annual assessment of the creditworthiness of our debt securities and other obligations. It is intended to measure the probability of timely repayment of principal and interest of our notes and short-term debt. Generally, a higher credit rating leads to a more favorable effect on the marketability and pricing of our debt instruments in the capital markets. A credit rating of Baa3 or higher by Moody’s Investor Service, a credit rating of BBB- or higher by Standard & Poor’s or a rating of BBB- or higher by Fitch Ratings, three of the major credit rating agencies, is considered investment grade.

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

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Ba1	Non-Prime	Positive
Standard & Poor’s	BBB-	WR	Stable
Fitch	BB+	BB+	Stable

We believe that we have significantly improved our financial position and demonstrated an ability to generate more sustainable amounts of cash from operations over the past two years. As a result of our improved performance and liquidity position, we are hopeful of returning to investment grade status with each of the credit rating agencies in 2006, which would improve our ability to access the capital markets or borrow funds at more favorable rates.

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. This facility replaced a similar program which expired in December 2003. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility. There was no interest in receivables sold under this program to the financial institution in 2005 and the interest in receivables sold in 2004 was not significant. As of December 31, 2005 and 2004, there were no amounts outstanding under this program.

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

No accounts receivable sold to either subsidiary were written off during 2005, 2004, or 2003. The weighted-average interest rate on repayments during 2004 and 2003 was 2.6 percent and 1.2 percent, respectively. The sold receivables servicing portfolio, which is included in receivables at December 31, 2005 and 2004, and the proceeds from the sale of receivables and other related cash flows are disclosed in Note 5 to the Consolidated Financial Statements.

PowerRent Business

In 1999, Power Generation entered into an ongoing leasing program in which it built and sold power generation equipment to a financial institution and leased the equipment and related components back under a three-month, non-cancelable lease arrangement with subsequent renewals on a monthly basis up to a maximum of 36 months. The equipment was sold at cost and pursuant to lease accounting rules, the excess of the fair value of the equipment sold over its cost was recognized as prepaid rent and reflected the normal profit margin that would have been realized at the time of sale. The margins on the equipment sales were deferred and the leases recorded as operating leases. The prepaid rent was amortized ratably over the accounting lease term. Upon termination of the leases through a sale of the equipment to a third-party, the previously deferred margins on the sale to the financial institution were recorded as income. We sublease the equipment to customers under short-term rental agreements with terms that vary based upon customer and geographic region. In June 2004, the master lease agreement associated with this arrangement was amended to allow deployment of the equipment in countries other than the U.S. The amendment required us to retain full residual risk on the equipment’s value at the end of the non-cancelable lease term. As a result of this amendment, the leases under this program were classified as capital leases. At the end of the non-cancelable lease term, we may either (1) extend the lease term for an additional period, (2) repurchase the equipment at the current guaranteed value, or (3) arrange for a sale of the equipment to a third-party and pay the difference between the guaranteed value and the proceeds recovered from the sale.

During 2002 and 2003, we entered into new leases for portions of the equipment with a different lessor ($29 million and $34 million, respectively). The new leases had a minimum two-year non-cancelable lease term with monthly renewal options for the 2002 transaction and four six-month renewal options for the 2003 transaction. The deferred margin associated with the equipment that transferred to the new lessor remained unchanged, as there was not an ultimate sale to a third-party. In December 2004, the master lease agreement associated with these leases was also amended to allow deployment of the equipment in countries outside the U.S. This amendment required us to repurchase the equipment at the end of the two-year non-cancelable lease terms, and as a result, the leases were classified as capital leases.

The financial impact of amending these leasing arrangements, which represent the substantial majority of the equipment under lease in our PowerRent program, resulted in an increase in our capital lease obligations by the present value of: (1) the remaining minimum lease payments, plus (2) any guaranteed residual or repurchase obligation at the time of amendment. In addition, we increased the amount of our property, plant and equipment by this same amount, reduced for the remaining deferred gains associated with the original sale-leaseback of the units discussed above. The equipment will be depreciated over its expected remaining useful life. The total increase in our property, plant and equipment at the time the leases were amended was $104 million. The balance of the capital lease obligations related to these programs at December 31, 2005 and 2004 was $82 million and $103 million, respectively.

Future lease payments, including repurchase obligations, under each lease are included in Note 18 to the Consolidated Financial Statements. The reclassification of the leases did not have a material impact on net earnings or affect compliance with any of our debt covenants.

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

We are not a guarantor of any of CDC’s obligations or commitments. However, we are required as a partner, to provide up to 50 percent of CDC’s base working capital as defined by the agreement. The amount of base working capital is calculated each quarter and if supplemental funding greater than the base working capital amount is required, the amount is funded through third-party financing arranged by CDC, or we may elect to fund the requirement, although we are under no obligation to do so. To date, when supplemental funding is required above the base working capital amount, we have elected to provide that funding to CDC. If the amount of supplemental funding required is less than the base working capital amount, it is funded equally by the partners. Excess cash generated by CDC is remitted to Cummins until CDC’s working capital amount is reduced to the base working capital amount. Any further cash remittances from CDC to the partners are shared equally by the partners.

In the first quarter of 2004, we adopted certain provisions of FIN 46R. Under the provisions of FIN 46R, CDC and another engine manufacturing entity jointly owned and operated by us were considered VIEs and we were deemed the primary beneficiary of these VIEs by virtue of our pricing arrangements with them and substantial product purchases from them. As a result, we consolidated the assets and liabilities of CDC and the other engine manufacturer as of March 28, 2004. Previously, these joint ventures were accounted for under the equity method of accounting and included in our Consolidated Balance Sheets as “Investments in and advances to equity investees.” First quarter results for these entities were recorded as “Investee equity, royalty and other income” in our Consolidated Statements of Earnings and results for the rest of the year were consolidated in our Consolidated Statements of Earnings. For a further discussion of the impact of adopting FIN 46R, see Note 2 to the Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements of this annual report which discusses accounting policies that we have selected from acceptable alternatives. There were no accounting policies adopted during 2005 that had a material impact on our financial condition or results of operations.

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

Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.

Warranty Programs

We estimate and record a liability for warranty programs, primarily base warranty, other than product recalls, at the time our products are sold. Our estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the time of failure. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a factor based upon historical experience only in the first year, a blend of actual product and historical experience in the second year and product specific experience thereafter. Note 1 to the Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2005 and 2004 including adjustments to pre-existing warranties.

Accounting for Income Taxes

We determine our provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the realizability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2005, the Company has recorded net deferred tax assets of $853 million. These assets include $143 million for the value of tax loss and credit carryforwards that generally have a limited life and begin expiring in 2014. The ultimate realization of our net deferred tax assets will require a sustained level of profitability. Having assessed the future profit plans and tax planning strategies together with the years of expiration of carryforward benefits, a valuation allowance of $31 million has been recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. Should the Company’s operating performance deteriorate, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing certain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 9 to the Consolidated Financial Statements.

Pension Benefits

We sponsor a number of pension plans primarily in the U.S. and the U.K., and to a lesser degree in various other countries. In the U.S. and the U.K. we have several major defined benefit plans that are separately funded. We account for our pension programs in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” (SFAS 87) which requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our Consolidated Financial Statements in the future.

The expected long-term return on plan assets is used in calculating the net periodic pension expense. The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic expense over five years. The expected rate of return on U.S. pension plan assets used to develop our pension expense was 8.5 percent for each year ended December 31, 2005, 2004 and 2003. The expected rate of return on non-U.S. pension plan assets was 7.56 percent, 8.08 percent and 8.44 percent, respectively. In 2006, we plan to use an expected rate of return of 8.5 percent for U.S pension plan assets and 7.24 percent for non-U.S. pension plan assets. A lower rate of return will increase our net periodic pension expense and reduce profitability.

The difference between the expected return and the actual return on plan assets is deferred and, under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation (PBO), amortized over future years of service. This is also true of changes to actuarial assumptions. As of December 31, 2005, we had net unrecognized pension actuarial losses of $581 million and $329 million for the U.S. and non-U.S. pension plans, respectively. As these amounts exceed 10 percent of our PBO, the excess is amortized over the average remaining service lives of participating employees.

Our net periodic pension expense was $103 million in 2005, $89 million in 2004 and $61 million in 2003. Our net periodic pension expense is expected to be approximately $116 million in 2006. Another key assumption used in the development of the net periodic pension expense is the discount rate. The discount rate used to develop our net periodic pension expense in the U.S. was 5.75 percent, 6.25 percent and 7.00 percent for the years ended December 31, 2005, 2004 and 2003. The discount rate for our non-U.S. pension expense was 5.30 percent, 5.66 percent and 5.91 percent. We will use 5.60 percent and 4.95 percent for U.S. and non-U.S. pension expense in 2006. Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension expense calculation and due to the fact that the accumulated benefit obligation (ABO) is calculated on a present value basis, changes in the discount rate assumption will impact the current ABO. An increase in the ABO caused by a decrease in the discount rate may result in additional voluntary contributions to a pension plan as our funding strategy is to fund the plan approximately 90 percent on an ABO basis in the U.S.

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in EITF D-36 which suggests a high-quality corporate bond rate. We used bond information provided by Standard & Poors for the U.S. and iBoxx for the U.K. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were high-quality, noncallable bonds (AA or better) as of November 30, 2005. The average yield of this hypothetical bond portfolio was used as the benchmark for determining the discount rate to be used to value the obligations of the plans subject to SFAS 87 and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.”

Our model called for 60 years of benefit payments. For the U.S. plans, the sum of the cash flows from the 60 bonds matched the cash flow from the benefit payment stream upon completion of the process. The number of bonds purchased for each issue was used to determine the price of the entire portfolio. The discount rate benchmark was set to the internal rate of return needed to discount the cash flows to arrive at the portfolio price.

In developing the U.K. discount rate, excess cash flows resulted in the early years of the 60 year period when the sum of the cash flow from the bonds maturing in later years exceeded the benefit payments in early years, thus no bonds maturing in early years are needed. As a result, the price of the entire portfolio of bonds was too high because all benefit payments were covered with excess cash flow remaining. We made no adjustment to the cash flow and the discount rate was determined as the internal rate of return needed to discount the cash flows to arrive at the portfolio price. Due to the flat shape of the yield curve, this methodology choice impacted the discount rate by less than two basis percentage points. The discount rate would have been slightly higher had the cash flows been allowed to reinvest.

The table below sets forth the estimated impact on our 2006 net periodic pension expense relative to a change in the discount rate and a change in the expected rate of return on plan assets

Impact on Pension Expense Inc (Dec)
Millions
Discount rate used to value liabilities:
0.25 percent increase	$(6.4)
0.25 percent decrease	6.4
Expected rate of return on assets:
1 percent increase	(22.1)
1 percent decrease	22.0

The above sensitivities reflect the impact of changing one assumption at a time. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

We considered several factors in developing our expected rate of return on plan assets, including historical returns and input from our external advisors. The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, real estate and other miscellaneous investments. Based upon our target asset allocations it is anticipated that our U.S. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 7.55 percent approximately 50 percent of the time while returns of 9.11 percent or greater are anticipated 25 percent of the time. Our actual returns have exceeded 8.5 percent in each of the last two years. As a result, based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 8.5 percent per year for U.S. pension assets is reasonable. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2005, 2004 and target allocation for 2006 are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2006	2005	2004
Equity securities	64.7%	64.1%	68.3%
Fixed income	33.1%	33.5%	24.9%
Real estate/Other	2.2%	2.4%	6.8%
Total	100.0%	100.0%	100.0%

Actual cash funding for our pension plans is governed by employee benefit and tax laws and the Job Creation and Worker Assistance Act of 2002. This Act included temporary rules allowing companies to use, for funding purposes, discount rates for 2002 and 2003 equal to 120 percent of the weighted-average 30-year U.S. Treasury Bond yield. We may voluntarily make contributions to achieve our funding strategy described above. During 2005 and 2004, we made cash contributions to our pension plans of $151 million and $135 million, respectively, and we expect to make cash contributions of approximately $170 million in 2006. Contributions beyond 2006 will depend on the funded status of our plans at that time and the outcome of proposed changes to the funding regulations currently being considered by the U.S. Congress.

Note 12 to the Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.

Annual Assessment for Recoverability of Goodwill

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the carrying value of goodwill is reviewed annually. The fair value of each reporting unit was estimated by discounting the future cash flows less requirements for working capital and fixed asset additions. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate its weighted-average cost of capital for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. As of the end of the third quarter in 2005, we performed the annual impairment assessment required by SFAS 142 and determined that our goodwill was not impaired. At December 31, 2005, our recorded goodwill was $358 million. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” (SFAS 153). This statement amends Accounting Principles Board Opinion (APB) No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have any impact on our Consolidated Financial Statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” ( FIN 47). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for the first interim period beginning after June 15, 2005. However, in April 2005, the SEC deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. Currently, we account for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement also requires prospective presentation of the “tax benefit on stock options exercised” as a financing activity rather than an operating activity in our Consolidated Statements of Cash Flows. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS 154 by January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

Certain parts of this annual report contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions. Forward-looking statements are generally accompanied by words, such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates” or similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward-looking statements include the following:

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

The following describes our risk exposures and provides results of sensitivity analyses performed as of December 31, 2005. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

FOREIGN EXCHANGE RATES

As a result of our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have significant assets and liabilities denominated in foreign currencies. As a result, our earnings experience some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into forward contracts to minimize our existing exposures (recognized asset and liability) and hedge forecasted transactions. The objective of our hedging program is to reduce the impact of changes in foreign exchange rates on earnings by essentially creating offsetting currency exposures.

As of December 31, 2005, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $44 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. (see Note 16 to the Consolidated Financial Statements).

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

In November 2005, we entered into an interest rate swap to effectively convert our $250 million, due in 2028 debt from a fixed rate of 7.125% to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

In November 2002, we terminated an interest rate swap relating to our 6.45% notes that matured in 2005. The swap acted as a fair value hedge and converted $225 million notional amount from fixed rate debt into floating rate debt that matured in 2005. The termination of this swap resulted in a $12 million gain. The gain was amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2005, 2004 and 2003 was $1 million, $5 million and $5 million, respectively. As of December 31, 2005, there is no longer any deferred gain remaining on our Consolidated Balance Sheets (see Note 16 to the Consolidated Financial Statements).

In March 2001, we terminated two fixed-to-floating interest rate swap agreements related to our 6.25% notes with principal amount of $125 million, due in 2003 and 6.45% notes with principal amount of $225 million, due in 2005. The termination of these swaps resulted in a $9 million gain. The gain was amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized was not material in 2005, and was $1 million and $2 million during 2004 and 2003, respectively. As of December 31, 2005, there is no longer any deferred gain remaining on our Consolidated Balance Sheets (see Note 16 to the Consolidated Financial Statements).

COMMODITY PRICES

We are also exposed to fluctuations in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers. To reduce the effect of raw material price changes for select commodities, we periodically enter into commodity swap contracts with designated banks to hedge a portion of our anticipated raw material purchases.

As of December 31, 2005, the potential gain or loss related to the outstanding commodity swap contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, was $5 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the swaps, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items. (see Note 16 to the Consolidated Financial Statements).

Item 8.                        Financial Statements and Supplementary Data

See Item 15(a) for an index to the Consolidated Financial Statements.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded it was effective as of December 31, 2005. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 69 and 70 of this Form 10-K.

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

Following are the names and ages of the executive officers of the Company, their positions with the Company as of January 31, 2006, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Theodore M. Solso (58)	Chairman of the Board of Directors and Chief Executive Officer (2000)
F. Joseph Loughrey (56)	Director, President and Chief Operating Officer (2005)	Executive Vice President and President—Engine Business (1999-2005)
Jean S. Blackwell (51)	Executive Vice President—Chief Financial Officer (2005)	Vice President—Chief Financial Officer and Chief of Staff (2003-2005),Vice President—Cummins Business Services (2001-2003), Vice President—Human Resources (1997-2001)
Steven M. Chapman (51)	Group Vice President—Emerging Markets and Businesses (2005)	Vice President—International and President International Distributor Business (2002), Vice President—International (2000-2002)
Richard J. Freeland (48)	Vice President and President—Worldwide Distribution Business (2005)	Vice President and General Manager—PowerCare and Distribution (2004-2005), Vice President and General Manager—Fuel Systems Business and Purchasing (2001-2004)
Mark R. Gerstle (50)	Vice President—Corporate Quality and Chief Risk Officer (2005)	Vice President—Corporate/Cummins Business Services and Corporate Quality (2004-2005), Vice President—Operations, Filtration Business Unit (2001-2004)
Richard E. Harris (53)	Vice President—Treasurer (2003)	Previously Compaq Computer Corporation, Assistant Treasurer (2000-2002)
Marsha L. Hunt (42)	Vice President—Corporate Controller (2003)	Previously Assistant Controller and Director of Accounting for Corning Incorporated (2000-2003)

James D. Kelly (53)	Vice President and President—Engine Business (2005)	Vice President and General Manager—Midrange and Heavy-Duty Engine Business (2004-2005), Vice President and General Manager—Midrange Engine Business (2001-2004)
N. Thomas Linebarger (43)	Executive Vice President and President Cummins Power Generation (2005)	Vice President and President Cummins Power Generation (2003-2005),Vice President and Chief Financial Officer (2000-2003)
Rick J. Mills (57)	Vice President and President Components Group (2005)	Vice President and President—Filtration Business (2000-2005)
Marya M. Rose (43)	Vice President—General Counsel and Corporate Secretary (2001)	Assistant General Counsel (2000),
John C. Wall (54)	Vice President—Chief Technical Officer (2000)

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

Item 15.                 Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(1)         Index to Financial Statements

•        Management’s Report to Shareholders (pp. 67-68)

•        Report of Independent Registered Public Accounting Firm (pp. 69-70)

•        Consolidated Statements of Earnings (p. 71)

•        Consolidated Balance Sheets (p. 72)

•        Consolidated Statements of Cash Flows (p. 73)

•        Consolidated Statements of Shareholders’ Equity (pp. 74-75)

•        Notes to Consolidated Financial Statements (pp. 76-121)

•        Selected Quarterly Financial Data (p. 122)

(b)          Exhibit Index (pp. 124-125)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded it was effective as of December 31, 2005. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 69 and 70 of this Form 10-K.

Officer Certifications

Please refer to Exhibits 31(a) and 31(b) attached to this report for certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

/S/ THEODORE M. SOLSO	/s/ JEAN S. BLACKWELL
Chairman and Chief Executive Officer	Executive Vice President and Chief
Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cummins Inc.:

We have completed integrated audits of Cummins Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana

February 27, 2006

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2005	2004	2003
	Millions (except per share amounts)
Net sales (includes related party sales of $1,213, $812 and $653, respectively)	$9,918	$8,438	$6,296
Cost of sales (includes related party purchases of $190, $258 and $542, respectively)	7,732	6,758	5,173
Gross margin	2,186	1,680	1,123
Operating expenses and income
Selling and administrative expenses	1,145	1,015	830
Research and engineering expenses	278	241	200
Investee equity, royalty and other income (Note 3)	(131)	(120)	(74)
Other operating expenses	—	5	4
Operating earnings	894	539	163
Interest income	(24)	(12)	(13)
Interest expense (Note 11)	109	111	90
Other expenses (income)	11	8	(5)
Earnings before income taxes, minority interests, dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle	798	432	91
Provision for income taxes (Note 9)	216	56	12
Minority interests in earnings of consolidated subsidiaries	32	26	14
Dividends on preferred securities of subsidiary trust (Note 11)	—	—	11
Earnings before cumulative effect of change in accounting principle	550	350	54
Cumulative effect of change in accounting principle, net of tax of $2 (Note 2)	—	—	(4)
Net earnings	$550	$350	$50
Earnings per share (Note 15)
Basic
Earnings before cumulative effect of change in accounting principle	$12.43	$8.30	$1.37
Cumulative effect of change in accounting principle, net of tax	—	—	(.09)
Net earnings	$12.43	$8.30	$1.28
Diluted
Earnings before cumulative effect of change in accounting principle	$11.01	$7.39	$1.36
Cumulative effect of change in accounting principle, net of tax	—	—	(.09)
Net earnings	$11.01	$7.39	$1.27

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	Millions,
	(except par value)
ASSETS
Current assets
Cash and cash equivalents	$779	$611
Marketable securities (Note 4)	61	62
Receivables, net	1,314	1,039
Receivables from related parties	109	121
Inventories (Note 6)	1,174	1,016
Deferred income taxes (Note 9)	363	301
Prepaid expenses and other current assets	116	106
Total current assets	3,916	3,256
Long-term assets
Property, plant and equipment, net (Note 7)	1,557	1,648
Investments in and advances to equity investees (Note 3)	278	286
Goodwill (Note 8)	358	355
Other intangible assets, net (Note 8)	100	93
Deferred income taxes (Note 9)	500	689
Other assets	176	183
Total assets	$6,885	$6,510
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings (Note 11)	$154	$327
Accounts payable	904	823
Other accrued expenses (Note 10)	1,160	1,030
Total current liabilities	2,218	2,180
Long-term liabilities
Long-term debt (Note 11)	1,213	1,299
Pensions (Note 12)	396	466
Postretirement benefits other than pensions (Note 12)	554	570
Other liabilities and deferred revenue	415	386
Total liabilities	4,796	4,901
Commitments and contingencies (Note 13)	—	—
Minority interests	225	208
Shareholders’ equity (Note 14)
Common stock, $2.50 par value, 150 shares authorized, 48.5 and 48.2 shares issued	121	121
Additional contributed capital	1,201	1,167
Retained earnings	1,360	866
Accumulated other comprehensive loss
Minimum pension liability	(523)	(499)
Other components, net	(80)	(41)
Common stock in treasury, at cost, 2.0 and 2.2 shares	(101)	(88)
Common stock held in trust for employee benefit plans, 2.0 and 2.2 shares	(97)	(104)
Unearned compensation	(17)	(21)
Total shareholders’ equity	1,864	1,401
Total liabilities and shareholders’ equity	$6,885	$6,510

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
	Millions
Cash flows from operating activities
Net earnings	$550	$350	$50
Adjustments to reconcile net earnings to net cash provided from operating activities:
Depreciation and amortization	295	272	223
Loss on disposal of property, plant and equipment	4	11	4
Deferred income tax provision (benefit)	124	(51)	(48)
Investee equity, net of dividends	7	(28)	(33)
Minority interests in earnings of consolidated subsidiaries	32	26	14
Pension expense (Note 12)	103	89	61
Pension contributions	(151)	(135)	(118)
Stock-based compensation expense	16	16	5
Tax benefit on stock options exercised	7	27	5
Amortization of gain on terminated interest rate swaps	(1)	(6)	(7)
Translation and hedging activities	11	(8)	(18)
Cumulative effect of change in accounting principle	—	—	4
Changes in current assets and liabilities:
Receivables	(309)	(163)	(64)
Inventories	(187)	(204)	(63)
Other current assets	(9)	(10)	15
Accounts payable	108	210	100
Accrued expenses	89	237	22
Changes in long-term liabilities	88	(13)	15
Other, net	(17)	(6)	(9)
Net cash provided by operating activities	760	614	158
Cash flows from investing activities
Capital expenditures	(186)	(151)	(111)
Investments in internal use software	(39)	(33)	(29)
Proceeds from disposals of property, plant and equipment	21	12	13
Investments in and advances to equity investees	(13)	(19)	(4)
Acquisitions of businesses, net of cash acquired	(2)	(18)	—
Investments in marketable securities—acquisitions	(123)	(122)	(120)
Investments in marketable securities—liquidations	126	149	121
Other, net	4	1	(1)
Net cash used in investing activities	(212)	(181)	(131)
Cash flows from financing activities
Proceeds from borrowings	84	13	2
Payments on borrowings and capital lease obligations	(378)	(51)	(137)
Net borrowings under short-term credit agreements	2	20	7
Distributions to minority shareholders	(18)	(8)	(15)
Dividend payments on common stock	(56)	(53)	(50)
Proceeds from issuing common stock	30	148	52
Repurchases of common stock	(38)	—	—
Other, net	2	(3)	(8)
Net cash (used in) provided by financing activities	(372)	66	(149)
Effect of exchange rate changes on cash and cash equivalents	(8)	4	6
Net increase (decrease) in cash and cash equivalents	168	503	(116)
Cash and cash equivalents at beginning of year	611	108	224
Cash and cash equivalents at end of year	$779	$611	$108

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Years ended December 31,
	2005		2004		2003
	Millions
Common stock
Balance at beginning of year	$121		$121		$121
Issued under incentive plans	—		—		—
Retirement of stock issued under incentive plans	—		—		—
Balance at end of year	121		121		121
Additional contributed capital
Balance at beginning of year	1,167		1,113		1,115
Issued to trust for employee benefit plans	8		3		(4)
Issued under incentive plans	1		1		—
Retirements under incentive plans	(2)		(6)		(12)
Change in receivables from employees for stock purchases	1		3		9
Stock-based compensation expense	14		16		3
Option exercises, including tax benefit of $7, $27 and $5	12		37		2
Balance at end of year	1,201		1,167		1,113
Retained earnings
Balance at beginning of year	866		569		569
Net earnings	550	$550	350	$350	50	$50
Cash dividends on common stock	(56)		(53)		(50)
Balance at end of year	1,360		866		569
Accumulated other comprehensive loss
Balance at beginning of year	(540)		(492)		(527)
Foreign currency translation, net of tax of $0, $6 and $4		(39)		20		66
Minimum pension liability, net of tax of $(15), $(39) and $(14)		(24)		(65)		(35)
Unrealized gain (loss) on marketable securities, net of tax of $1, $(3) and $2		2		(4)		3
Unrealized (loss) gain on derivatives, net of tax of $(1), $0 and $0		(2)		1		1
Other comprehensive (loss) income	(63)	(63)	(48)	(48)	35	35
Comprehensive income		$487		$302		$85
Balance at end of year	(603)		(540)		(492)
Common stock in treasury
Balance at beginning of year	(88)		(225)		(280)
Acquired	(38)		—		—
Issued	25		137		55
Balance at end of year	(101)		(88)		(225)
Common stock held in trust for employee benefit plans
Balance at beginning of year	(104)		(113)		(128)
Allocated to employee benefit plans	7		9		15
Balance at end of year	(97)		(104)		(113)
Unearned compensation
Balance at beginning of year	(21)		(24)		(29)
Change in restricted stock unearned compensation, net	—		—		2
Shares allocated to ESOP participants	4		3		3
Balance at end of year	(17)		(21)		(24)
Shareholders’ equity	$1,864		$1,401		$949

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Continued)

	Years ended December 31,
Shares of stock (millions)	2005	2004	2003
Common stock, $2.50 par value
Balance at beginning of year	48.2	48.3	48.6
Shares issued under incentive plans	0.3	—	—
Retirements under incentive plans	—	(0.1)	(0.3)
Balance at end of year	48.5	48.2	48.3
Common stock in treasury
Balance at beginning of year	2.2	5.6	7.0
Shares acquired	0.4	—	—
Shares issued	(0.6)	(3.4)	(1.4)
Balance at end of year	2.0	2.2	5.6
Common stock held in trust for employee benefit plans
Balance at beginning of year	2.2	2.3	2.6
Shares allocated to benefit plans	(0.2)	(0.1)	(0.3)
Balance at end of year	2.0	2.2	2.3

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Cummins Inc. (“Cummins,” “the Company,” “the registrant,” “we,” “our,” or “us”) is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories.

Principles of Consolidation

Our Consolidated Financial Statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries where our ownership is more than 50 percent of common stock except for majority-owned subsidiaries that are considered Variable Interest Entities (VIEs) where we are not deemed the primary beneficiary. In addition, we also consolidate, regardless of our ownership percentage, VIEs for which we are deemed to be the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation. Where our ownership interest is less than 100 percent, the minority ownership interests are reported in our Consolidated Balance Sheets. The minority ownership interest in our earnings, net of tax, is classified as “Minority interests in earnings of consolidated subsidiaries” in our Consolidated Statements of Earnings.

Certain amounts for 2004 and 2003 have been reclassified to conform with the 2005 classifications.

Investments in Unconsolidated Entities

We use the equity method to account for our investments in joint ventures, affiliated companies and alliances in which we have the ability to exercise significant influence, generally represented by common stock ownership or partnership equity of at least 20 percent but not more than 50 percent. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in earnings or losses after the date of acquisition. Investment amounts in excess of our share of an investee’s assets are amortized over the life of the related asset creating the excess. If the excess is goodwill, then it is not amortized. Equity in earnings or losses of each investee is recorded according to our level of ownership; if losses accumulate, we record our share of losses until our investment has been fully depleted. If our investment has been fully depleted, we recognize additional losses only when we are the primary funding source. We eliminate (to the extent of our ownership percentage) in our Consolidated Financial Statements the profit in inventory held by our equity method investees that has not yet been sold to a third-party. Our investments are classified as “Investments in and advances to equity investees” in our Consolidated Balance Sheets. Our share of the results from joint ventures, affiliated companies and alliances is reported in our Consolidated Statements of Earnings as “Investee equity, royalty and other income.”

Use of Estimates in the Preparation of the Financial Statements

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, restructuring and asset impairment costs, income taxes and deferred tax valuation allowances, lease classification, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Revenue Recognition

We recognize revenue, net of estimated costs of returns, allowances and sales incentives, when it is realized or realizable, which generally occurs when persuasive evidence of an arrangement exists, the product has been shipped and legal title and all risks of ownership have been transferred, customer acceptance has occurred and payment is reasonably assured. Products are generally sold on open account under credit terms customary to the geographic region of distribution. We perform ongoing credit evaluations of our customers and generally do not require collateral to secure our accounts receivable. For engines, service parts, service tools and other items sold to independent distributors and to partially-owned distributors accounted for under the equity method, revenues are recorded when title and risk of ownership transfers. This transfer is based on the agreement in effect with the respective distributor and in the United States and most international locations occurs generally when the products are shipped. To the extent of our ownership percentage, margins on sales to distributors accounted for under the equity method are deferred until the distributor sells the product to unrelated parties.

Foreign Currency Transactions and Translation

We translate assets and liabilities of foreign entities to U.S. dollars, where the local currency is the functional currency, at year-end exchange rates. We translate income and expenses to U.S. dollars using weighted-average exchange rates for the year. We record adjustments resulting from translation in a separate component of accumulated other comprehensive loss and include the adjustments in net earnings only upon sale or liquidation of the underlying foreign investment.

Foreign currency transaction gains and losses are included in current net earnings. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies, we remeasure inventory, property, plant and equipment balances and the related earnings statement using historical exchange rates. We include the resulting gains and losses, including the effect of derivatives, net of tax, in the Consolidated Statements of Earnings, which combined with transaction gains and losses amounted to a net loss of $6 million in 2005 and a net gain of $1 million in both 2004 and 2003.

Derivative Instruments

We make use of derivative instruments in foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are foreign currency forward contracts, commodity swap contracts and an interest rate swap. These contracts are used strictly for hedging and not for speculative purposes.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have significant assets and liabilities denominated in foreign currencies. As a result, our earnings experience some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions.

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

Income Tax Accounting

We determine our income tax provision using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Our deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing certain tax positions we have taken. During interim reporting periods our income tax provision is based upon the estimated annual effective tax rate of those taxable jurisdictions where we conduct business.

Cash and Cash Equivalents

Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.

Statement of Cash Flows—Supplemental Disclosures

During 2005, 2004 and 2003 cash payments for income taxes, net of refunds, were $95 million, $87 million and $50 million, respectively. During 2005, 2004 and 2003 cash payments for interest, net of capitalized interest, were $114 million, $113 million and $90 million, respectively.

During 2005, we incurred capital lease obligations of $32 million primarily due to equipment leases for a production line. During 2004, we incurred capital lease obligations of $112 million for our Power Rent program as a result of amendments to operating leases. This program is more fully described in Note 18.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Securities

We account for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification of all marketable securities as “held-to-maturity, “available-for-sale” or “trading” at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2005 and 2004, all of our investments were classified as available-for-sale.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount, which approximates fair value, and generally do not bear interest. We have a trade receivables sales program, which is more fully discussed in Note 5, which allows us to sell, without recourse, an interest in a pool of our trade receivables to a financial institution as necessary. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The activity in our allowance for doubtful accounts is as follows:

	December 31,
	2005	2004	2003
	Millions
Balance, beginning of year	$15	$12	$14
Increase due to consolidation of VIEs	—	2	—
Provision for bad debts	8	3	3
Write-offs	(6)	(3)	(4)
Other	(1)	1	(1)
Balance, end of year	$16	$15	$12

Inventories

Our inventories are stated at the lower of cost or net realizable value. At December 31, 2005 and 2004, approximately 22 percent of our domestic inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure nor do our accounting systems provide a meaningful segregation between raw materials and work-in-process.

Property, Plant and Equipment

We record property, plant and equipment at cost. We depreciate the cost of the majority of engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. We depreciate the cost of all other equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $260 million, $235 million and $183 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Goodwill

Goodwill represents the excess of purchase price paid over the fair value of net assets acquired in a business combination accounted for as a purchase. As required by SFAS No. 142, “Goodwill and Other Intangibles” (SFAS 142), we no longer amortize goodwill but rather evaluate it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. We have allocated our goodwill to reporting units for purposes of performing annual impairment tests. See Note 8 for a further discussion about goodwill.

Software

We capitalize internal-use and external software costs as they are incurred. Software costs are amortized on a straight-line basis over their estimated useful lives generally ranging from three to five years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warranty

We charge the estimated costs of warranty programs, other than product recalls, to earnings at the time products are shipped to customers. We use historical experience of warranty programs to estimate the remaining liability for our various warranty programs. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. We review and assess the liability for these programs on a quarterly basis. Costs associated with product recalls are included in the table below under the caption “Changes in estimates for pre-existing warranties.” We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. At December 31, 2005, we had $35 million of receivables related to estimated supplier recoveries of which $25 million was included in “Receivables, net” and $10 million was included in “Other assets” on our Consolidated Balance Sheets. At December 31, 2004, we had $40 million of receivables related to estimated supplier recoveries of which $31 million was included in “Receivables, net” and $9 million was included in “Other assets” on our Consolidated Balance Sheets.

In addition, we sell extended warranty on most of our engines. The revenue collected is initially deferred and is recognized as revenue on a straight-line basis over the contract period. We periodically compare the remaining deferred revenue balance to the estimated amount of future claims under extended warranty programs and provide an additional accrual when the deferred revenue balance is less than expected future costs. The amount of deferred revenue related to extended warranty programs at December 31, 2005 and 2004, was $122 million and $68 million, respectively.

A summary of the activity in our warranty liability accounts, which includes warranty provisions and payments, changes in our estimates for pre-existing warranties and changes in our deferred revenue balances associated with extended warranty programs is as follows:

	December 31,
	2005	2004
	Millions
Balance, beginning of year	$480	$358
Provision for warranties issued	294	234
Payments	(236)	(169)
Changes in estimates for pre-existing warranties	(11)	47
Changes in deferred revenue for extended warranty	54	10
Foreign currency translation	(4)	—
Balance, end of year	$577	$480

The current portions of our warranty balances are included in “Other accrued expenses” and the remaining balance is included in “Other liabilities and deferred revenue” on our Consolidated Balance Sheets.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Product Liability

From time to time, we issue indemnifications to our customers and joint venture partners which indicate that we will indemnify them against any loss suffered as a result of a defective product we have sold them. In addition, periodically, we enter into license agreements or joint venture agreements where we license a patent, trademark or other similar intangible asset and agree to indemnify the licensee against any losses suffered should the patent, trademark or intangible asset infringe upon a third-party asset. We are generally self-insured on product liability claims, with excess insurance coverage for claims exceeding a specified dollar amount. We provide reserves for these exposures when it is probable that we have suffered a loss and the loss is reasonably estimable. A summary of the activity in our product liability accrual is as follows:

	December 31,
	2005	2004
	Millions
Balance, beginning of year	$4	$16
Provision for product liability	—	1
Payments	—	(9)
Changes in estimates	(1)	(4)
Balance, end of year	$3	$4

Treasury Stock

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in our Consolidated Balance Sheets. From time to time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional contributed capital.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Plans

On January 1, 2003, we changed our method of accounting for stock-based employee awards to the fair value method preferred by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). We made this change on a prospective basis only for new option grants or other stock awards made on or after January 1, 2003. For awards granted prior to January 1, 2003, we followed Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” (APB 25), as allowed under SFAS 123. Under APB 25, we did not record compensation expense upon the issuance of stock options because the exercise price of stock options granted equaled the market price on the grant date. In 2005, all compensation expense related to stock-based employee awards was determined based on the fair value method by SFAS 123. However, consistent with the provisions of SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123,” the following table summarizes the pro forma net earnings and per share amounts as if we had accounted for stock options using the fair market value approach for 2004 and 2003:

	Years ended December 31,
	2004	2003
	Millions (except
	per share amounts)
Net earnings for basic EPS
As reported	$350.4	$50.2
Add: Stock-based employee compensation included in net earnings, net of tax	9.8	2.8
Less: Stock-based employee compensation determined under fair value method, net of tax	(10.0)	(3.6)
Pro forma net earnings for basic EPS	350.2	49.4
Dilutive effect of preferred securities dividends, net of tax	13.0	—
Pro forma net earnings for diluted EPS	$363.2	$49.4
Basic earnings per share
As reported	$8.30	$1.28
Pro forma	$8.30	$1.26
Diluted earnings per share
As reported	$7.39	$1.27
Pro forma	$7.39	$1.25

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

Additional contributed capital in our Consolidated Balance Sheets is presented net of employee loans for stock purchases. As of December 31, 2005, 2004 and 2003, the outstanding loan balances were less than $1 million, $1 million and $4 million, respectively.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as selling and administrative expenses in our Consolidated Statements of Earnings. For the years ended December 31, 2005, 2004 and 2003, these costs were approximately $120 million, $109 million and $94 million, respectively.

Research and Development

Our research and engineering program is focused on product improvements, innovations and cost reductions for our customers. We expense research and development expenditures, net of contract reimbursements, when incurred. Research and development expenses, net of contract reimbursements, were $271 million in 2005, $229 million in 2004 and $187 million in 2003. Contract reimbursements were $55 million in 2005, $35 million in 2004 and $45 million in 2003.

Recently Adopted Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153 “Exchanges of Nonmonetary Assets, an amendment of APB No. 29” (SFAS 153). This statement amends APB No. 29, “Accounting for Nonmonetary Transactions” to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that have no commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 was effective for nonmonetary transactions in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have any impact on our Consolidated Financial Statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (FIN 47). Under FIN 47, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlements should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value. The provisions of FIN 47 were required to be applied no later than the end of fiscal years ending after December 15, 2005. As such, we adopted FIN 47 in the fourth quarter of 2005. The adoption of FIN 47 did not have a material impact on our Consolidated Financial Statements.

Accounting Pronouncements Issued But Not Yet Effective

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (SFAS 151). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead as an inventory cost. The new statement also requires that allocation of fixed production overhead costs to conversion costs should be based on normal capacity of the production facilities. The provisions in SFAS 151 must be applied prospectively and become effective for us beginning

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This statement requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. However, in April 2005, the Securities and Exchange Commission (SEC) deferred the effective date of SFAS 123R for SEC registrants to the first fiscal year beginning after June 15, 2005. Accordingly, we expect to implement the revised standard in the first quarter of 2006. Currently, we account for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS 123. This statement also requires prospective presentation of the “tax benefit on stock options exercised” as a financing activity rather than an operating activity in our Consolidated Statements of Cash Flows. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. As such we are required to adopt SFAS 154 starting January 1, 2006. We do not expect the adoption of this statement to have a material impact on our Consolidated Financial Statements.

NOTE 2.   VARIABLE INTEREST ENTITIES

In December 2003, the FASB issued FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R) which provides guidance related to evaluating, identifying and reporting of variable interest entities (VIEs), including entities commonly referred to as Special Purpose Entities (SPEs). FIN 46R requires us to consolidate certain VIEs if we are deemed to be the primary beneficiary, defined in FIN 46R as the entity that absorbs a majority of the VIEs’ expected losses, receives a majority of the VIEs’ expected residual returns, or both. We adopted FIN 46R as of December 31, 2003, for entities previously considered to be SPEs under GAAP and for new entities created on or after February 1, 2003. The adoption of FIN 46R in 2003 required us to consolidate a VIE that was previously unconsolidated and to deconsolidate a VIE that was previously consolidated in our Consolidated Financial Statements. In addition, we have variable interests in other businesses including businesses accounted for under the equity method of accounting and certain North American distributors that are deemed VIEs and are subject to the provisions of FIN 46R. We adopted FIN 46R for these entities as of March 28, 2004. The adoption of those FIN 46R provisions in 2004 required us to consolidate three entities that were previously included in our Consolidated Balance Sheets as “Investments in and advances to equity investees.” First quarter 2004 results for these entities are reflected as “Investee equity, royalty and other income” in our Consolidated Statements of Earnings. The impact of adopting FIN 46R is discussed below.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2001, we entered into a sale-leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment. The accounting for the original sale-leaseback transaction is discussed in Note 18. The financial institution created a grantor trust to act as the lessor in the arrangement. The financial institution owns 100 percent of the equity in the trust. The grantor trust has no assets other than the equipment and its rights to the lease agreement with us. On the initial sale, we received $125 million from the financial institution which was financed with $99 million of non-recourse debt and $26 million of equity. Our obligations to the grantor trust consist of the payments due under the lease and a $9 million guarantee of the residual value of the equipment. In addition, we have a fixed price purchase option that is exercisable on January 14, 2009, for approximately $35 million. We have determined that the grantor trust is a VIE under FIN 46R and due primarily to the existence of the residual value guarantee, we determined that we are the primary beneficiary of the VIE. As a result, we began consolidating the grantor trust as of December 31, 2003, even though we own none of its equity. In accordance with the transition provisions of FIN 46R, we have recorded the assets and liabilities of the trust at the amounts for which the assets and liabilities would have been carried in the Consolidated Financial Statements had the VIE been consolidated since its inception. The impact of the consolidation of this VIE on our December 31, 2003, balance sheet (without regard to the tax impact) was to:

•       increase “Property, plant and equipment” by $92 million, which represents the value of the equipment, had it continued to be depreciated from the date of the original sale to the grantor trust. The property serves as collateral on the non-recourse debt discussed below and is not available to satisfy any of our other obligations;

•       increase “Long-term debt” (including the current portion) by $90 million, which represents the balance of the $99 million non-recourse debt. The terms of the non-recourse debt are discussed in Note 11;

•       increase “Minority interests” by $28 million, which represents the equity interest of the equity holder in the VIE. In addition to our obligations under the non-recourse notes, we also have obligations for fixed payments to the equity holder in the grantor trust totaling approximately $21 million, almost all of which is due in 2009 and beyond; and

•       decrease “Other accrued expenses” by $20 million, which represents the reversal of the deferred gain originally recorded on this transaction and the reversal of the accrued rent expense recorded during the first two years of the lease, offset by the accrual of interest due on the non-recourse debt.

The net effect of the above entries was to record a charge in 2003 for the “Cumulative effect of change in accounting principle” of $6 million, before the related tax effects of $2 million. As of December 31, 2005, the non-recourse debt had an outstanding balance of $71 million, the assets serving as collateral on this debt had a carrying amount of $66 million and the related minority interest in the VIE was $30 million.

In June 2001, Cummins Capital Trust I (the “Trust”), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7 percent convertible quarterly income preferred securities (“preferred securities”). The total proceeds from the issuance of the preferred securities by the Trust were invested in $309 million aggregate principal amount of 7 percent convertible subordinated debentures (the “debentures”) that we issued. The debentures are the sole assets of the Trust. This transaction is more fully discussed in Note 11. The Trust qualifies as a VIE under FIN 46R. We have determined that we are not the primary beneficiary of the Trust and as a result have deconsolidated the Trust as of December 31, 2003. As a result of the deconsolidation of the Trust, we no longer report the preferred securities as an

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

obligation in our Consolidated Financial Statements; rather, we now report the debentures as an obligation, and included the debentures in “Long-term debt” in our Consolidated Balance Sheets as of December 31, 2005 and 2004. The deconsolidation had no impact in 2003 on our Consolidated Statements of Earnings as there was no cumulative effect from this change. Beginning with 2004, rather than reporting the preferred dividends on the preferred securities, we have reported interest expense associated with the debentures resulting in an increase in interest expense of $21 million for each of the years ended December 31, 2005 and 2004.

Two of the three VIEs that were consolidated beginning on March 28, 2004, Consolidated Diesel Corporation (CDC) and Cummins Komatsu Engine Corporation (CKEC), are engine manufacturing entities jointly owned and operated by us and our equity partners. We were deemed the primary beneficiary of these VIEs due to the pricing arrangements of purchases and the substantial volume of purchases we made from these VIEs. Our arrangements with CDC are more fully described in Note 3. As of December 31, 2005, CDC has approximately $65 million of debt which is collateralized by substantially all of its inventory and fixed assets with a current book value of $36 million and $170 million, respectively. CKEC has approximately $3 million of unsecured debt, which is due to the other equity partner. Creditors of these entities have no recourse to the general credit of Cummins.

The other VIE that was consolidated beginning on March 28, 2004, was AVK/SEG, a German holding company that directly owned shares of AVK and SEG and was jointly owned by Cummins (50 percent) and other equity partners. AVK manufactures alternators and SEG manufactures power electronic components. We were deemed the primary beneficiary of this VIE due to the existence of a call/guarantee arrangement on an additional 13 percent ownership interest in the entity and our guarantee on portions of the entity’s subordinated debt. During the second quarter of 2004, AVK/SEG was liquidated and its shares in AVK and SEG were distributed directly to Cummins and the other equity partners. As a result of the liquidation, Cummins owned 100 percent of AVK, 25 percent of SEG and our call/guarantee arrangement to obtain an additional ownership interest in SEG increased from 13 percent to 19 percent. This transaction was accounted for as an acquisition of a minority interest in AVK (via a nonmonetary exchange of shares) and was recorded at fair value, resulting in a nominal gain (less than $1 million after-tax). During 2005, Cummins exercised its call option to purchase an additional 19 percent ownership in SEG. In addition, SEG failed to timely repay certain intercompany loans due to Cummins which increased our ownership percentage by an additional 7 percent. As a result of these transactions, Cummins now owns 51 percent of SEG.

In April 2004, Cummins Eastern Canada (CEC), a distributor previously accounted for under the equity method, acquired another Cummins distributor in Canada. The acquisition price of the distributor was $19 million ($18 million, net of cash acquired), which was funded by the addition of $15 million of debt and an additional $4 million equity investment by Cummins. The additional equity contributed by Cummins increased our ownership percentage in CEC to 67 percent (50 percent prior to the acquisition.) At the same time, we reached an agreement to sell a 16 percent ownership interest in CEC to another equity holder. This sale was completed during the third quarter of 2004. As a result of this sale our ownership percentage in CEC was reduced from 67 percent to 51 percent. We agreed to accept a note from the equity holder for its purchase of the 16 percent ownership interest. The note will be repaid from distributions of future CEC earnings. We also agreed with the other shareholders to maintain our voting interest at 50 percent. We do not have management or voting control over CEC. In accordance with FIN 46R, CEC is consolidated in our Consolidated Financial Statements due to our current 51 percent economic interest and deemed interest of 16 percent resulting from our financing of the other equity

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

holder’s purchase. As of December 31, 2005, CEC has approximately $21 million of debt which is collateralized by various current and fixed assets with a current book value of $62 million. Creditors of CEC have no recourse to the general credit of Cummins.

Results of these entities for the year ended December 31, 2005, are consolidated in our Consolidated Statements of Earnings and a significant amount of their sales are eliminated in consolidation. The table below shows the increase in our assets and liabilities from consolidating these entities, after eliminating intercompany items, as of December 31, 2005, as follows:

Increase
Millions
Current assets	$135
Long-term assets	168
Current liabilities (including short-term debt of $41)	173
Long-term debt	55

We also have variable interests in certain of our North American distributors that were deemed to be VIEs in accordance with FIN 46R, but we were not deemed to be the primary beneficiary since we do not absorb a majority of the entity’s expected losses. Our ownership percentage in these entities ranges from zero percent to 50 percent. For all three of the entities, our equity ownership represents our only variable interest in the entity and thus we would not be deemed the primary beneficiary.

The principal business of the distributors is to sell Cummins engines and related service parts as well as provide repair and maintenance services on engines, including warranty repairs. Our maximum potential loss related to these three distributors as of December 31, 2005, consisted of our ownership interest totaling $9 million. Our involvement with these distributors as equity holders began in 2005, 2003 and 2002. Selected financial information for these distributors (from the date our involvement began) as of and for the year ended December 31, 2005, is as follows:

Millions
Total assets	$229
Total liabilities (including total debt of $87)	161
Revenues	524
Net earnings	32

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3.   INVESTMENTS IN EQUITY INVESTEES AND RELATED PARTY TRANSACTIONS

Investments in and advances to equity investees and our ownership percentage is as follows:

		December 31,
	Ownership %	2005	2004
		Millions
European Engine Alliance	33%	$58	$70
Dongfeng Cummins	50%	51	80
Chongqing Cummins	50%	35	27
Tata Cummins	50%	25	23
Komatsu alliances	20% - 50%	22	21
Fleetguard Shanghai	50%	11	11
North American distributors and other	Various	76	54
Total		$278	$286

We have approximately $100 million in our investment account at December 31, 2005, that represents cumulative undistributed earnings in our equity investees. Summary financial information for Dongfeng Cummins Engine Company, Ltd. (DCEC), a significant investee in 2003, our other equity investees and alliances is as follows:

	Dongfeng Cummins			All Others
	As of and for the years ended December 31,
	2005	2004	2003	2005	2004	2003
	Millions
Net sales	$455	$556	$304	$2,761	$2,047	$2,275
Gross margin	102	115	64	623	476	454
Net earnings	71	86	47	172	122	82
Cummins share of net earnings	$36	$43	$24	$73	$56	$42
Royalty and other income	4	7	1	18	14	7
Total investee equity, royalty and other income	$40	$50	$25	$91	$70	$49
Current assets	$164	$253		$973	$715
Noncurrent assets	120	81		510	461
Current liabilities	(122)	(162)		(730)	(566)
Noncurrent liabilities	—	—		(255)	(209)
Net assets	$162	$172		$498	$401
Cummins share of net assets	$51	$80		$191	$172

The carrying value of our investment in DCEC at December 31, 2005, is $51 million while our implied percentage of ownership in DCEC’s net assets would indicate a larger amount of approximately $81 million. The $30 million difference is primarily due to a $25 million dividend payment we received from DCEC in December 2005. DCEC reports its results to us on a one-month lag and therefore the dividend payment is not reflected in DCEC’s balance sheet but is reflected in Cummins’ balance sheet, thus creating a temporary timing difference. In addition, we have a ten-year technology agreement with

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DCEC where we receive technology fees in exchange for the right to use our technology. DCEC is amortizing this asset over a ten year period.

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

We are not a guarantor of any of CDC’s obligations or commitments; however, we are required to provide up to 50 percent of CDC’s base working capital as defined by the agreement. The amount of base working capital is calculated each quarter and if supplemental funding greater than the base working capital amount is required, the amount is funded through third-party financing arranged by CDC, or we may elect to fund the requirement although we are under no obligation to do so. To date, when supplemental funding is required above the base working capital amount, we have elected to provide that funding to CDC. If the amount of supplemental funding required is less than the base working capital amount, it is funded equally by the partners. Excess cash generated by CDC is remitted to Cummins until CDC’s working capital amount is reduced to the base working capital amount. Any further cash remittances from CDC to the partners are shared equally by the partners.

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchases from CDC were eliminated in consolidation. Our engine purchases from CDC are recorded at CDC’s transfer price which is based upon total production costs of products shipped and an allocation of all other costs incurred during the reporting period, resulting in break-even operating results for CDC.

The following table summarizes our related party purchases included in “Cost of sales” in our Consolidated Statements of Earnings:

	Years ended December 31,
	2005	2004	2003
	Millions
Engines, parts and components—CDC	$—	$107	$386
Engines, parts and components—other JVs	190	151	156
Total	$190	$258	$542

The Consolidated Statements of Cash Flows include the investee equity earnings as reported above as well as other non-cash adjustments. The most significant adjustment included in the statement of cash flows is depreciation recorded by CDC, which prior to FIN 46R was allocated to the joint venture partners based on the amount of their purchases. We classified depreciation and other non-cash expenses related to CDC as “Cost of sales” and “Other (income) expense,” respectively, in the Consolidated Statements of Earnings. The adjustments relating to CDC were $3 million in 2004 and $12 million in 2003.

Distributors

We have an extensive worldwide distributor and dealer network through which we sell and distribute our products and services. Generally, our distributors are divided by geographic region. Some of our distributors are wholly-owned by Cummins, some partially-owned and the majority are independently owned. We consolidate all wholly-owned distributors and partially-owned distributors where we are the primary beneficiary and account for other partially-owned distributors using the equity method of accounting (see Note 1).

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.   MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, is as follows:

	December 31,
	2005			2004
	Cost	Gross unrealized gains	Estimated Fair Value	Cost	Gross unrealized gains	Estimated Fair Value
	Millions
Available-for-sale:
Debt mutual funds	$35	—	$35	$37	$1	$38
Government debt securities—non-U.S.	15	—	15	6	—	6
Corporate debt securities	7	—	7	17	1	18
Equity securities and other	1	3	4	—	—	—
Total marketable securities	$58	$3	$61	$60	$2	$62

Proceeds from sales of available-for-sale securities were $126 million, $149 million and $121 million in 2005, 2004 and 2003, respectively. Gross realized gains from the sale of available-for-sale securities were $2 million, $6 million and $4 million in 2005, 2004 and 2003, respectively. Gross realized losses from the sale of available-for-sale securities were less than $1 million in 2005 and 2004, and $1 million in 2003.

At December 31, 2005, the fair value of available-for-sale investments in debt securities by contractual maturity is as follows:

Maturity date	Fair value
Millions
1 year or less	$6
1-5 years	9
5-10 years	3
After 10 years	4
Total	$22

NOTE 5.   SALES OF RECEIVABLES

In January 2004, we entered into a new three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned, consolidated special purpose subsidiary. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as those described under our revolving credit facility (see Note 11). There was no interest in receivables sold under this program to the financial institution in 2005 and the interest in receivables sold in 2004 was not significant. As of December 31, 2005 and 2004, there were no amounts outstanding under this program.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under our old program which expired on December 15, 2003, we had an agreement with a different financial institution where we sold a designated pool of trade receivables to Cummins Receivable Corporation (CRC), a special purpose consolidated subsidiary. Under this program, CRC transferred an interest in its receivables, without recourse, to limited purpose receivable securitization companies (conduits) that were established and maintained by an independent financial institution. The conduits would then fund their purchases by issuing commercial paper.

No accounts receivable sold to either subsidiary were written off during 2005, 2004 or 2003. The weighted-average interest rate on repayments during 2004 and 2003 was 2.6 percent and 1.2 percent, respectively. The sold receivables servicing portfolio, which is included in receivables and the proceeds from the sale of receivables and other related cash flows are as follows:

	As of and for the years ended December 31,
	2005	2004	2003
	Millions
Sold receivables servicing portfolio	$605	$416	$—
Proceeds outstanding from receivable sales	—	—	—
Receivables sold to special purpose subsidiary	5,706	5,338	3,622
Collections reinvested in special purpose subsidiary	5,517	4,922	3,581
Servicing fees and interest	1	1	1

NOTE 6.   INVENTORIES

Inventories include the following:

	December 31,
	2005	2004
	Millions
Finished products	$636	$500
Work-in-process and raw materials	607	584
Inventories at FIFO cost	1,243	1,084
Excess of FIFO over LIFO	(69)	(68)
Total inventories	$1,174	$1,016

NOTE 7.   PROPERTY, PLANT AND EQUIPMENT

Details of our property, plant and equipment balance are as follows:

	December 31,
	2005	2004
	Millions
Land and buildings	$733	$744
Machinery, equipment and fixtures	3,071	3,075
Construction in process	137	106
	3,941	3,925
Less accumulated depreciation	(2,384)	(2,277)
Property, plant and equipment, net	$1,557	$1,648

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.   GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for 2005 and 2004:

	Components	Power Generation	Engine	Distribution	Total
	Millions
Goodwill at December 31, 2003	$332	$—	$7	$5	$344
Increase due to consolidation of VIEs	—	14	—	—	14
Dispositions	—	(3)	—	—	(3)
Goodwill at December 31, 2004	332	11	7	5	355
Additions	—	3	—	1	4
Translation and other	—	(1)	—	—	(1)
Goodwill at December 31, 2005	$332	$13	$7	$6	$358

We have elected to perform the annual impairment test of our recorded goodwill as required by SFAS 142 as of the end of our third quarter. The results of this annual impairment test indicated that the fair value of each of our reporting units as of September 25, 2005 and September 26, 2004, exceeded their carrying, or book value, including goodwill, and therefore our recorded goodwill was not subject to impairment. The fair value was determined utilizing the expected present value of future cash flows.

Intangible assets that have finite useful lives are amortized over their useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
	2005	2004
	Millions
Software	$199	$197
Accumulated amortization	(103)	(107)
Net software	96	90
Trademarks, patents and other	6	4
Accumulated amortization	(2)	(1)
Net trademarks, patents and other	4	3
Total	$100	$93

Amortization expense for software and other intangibles totaled $31 million, $33 million and $38 million for the years ended December 31, 2005, 2004 and 2003, respectively. Internal and external software costs (excluding those related to research, reengineering and training) and trademarks and patents are amortized generally over a five-year period. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is approximately $31 million in 2006, $25 million in 2007, $21 million in 2008, $15 million in 2009 and $8 in 2010.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.   INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
	2005	2004	2003
	Millions
Current:
U.S. federal and state	$2	$16	$3
Foreign	90	91	57
Total current	92	107	60
Deferred:
U.S. federal and state	130	(53)	(32)
Foreign	(6)	2	(16)
Total deferred	124	(51)	(48)
Provision for income taxes	$216	$56	$12

A reconciliation of the income tax provision at the U.S. federal income tax rate of 35 percent to the actual income tax provision shown above is as follows:

	Years ended December 31,
	2005	2004	2003
	Millions
Earnings (loss) before income taxes, minority interests, dividends on preferred securities and cumulative effect of change in accounting principle:
U.S. earnings (loss)	$424	$175	$(45)
Foreign earnings	374	257	136
	$798	$432	$91
Provision (benefit) for income taxes:
Tax at U.S. federal statutory rate	$279	$151	$32
State income tax (benefit), net of federal effect	13	(22)	2
Research tax credits	(14)	(18)	(8)
Export tax benefits	(20)	(36)	(12)
Differences in rates and taxability of foreign subsidiaries and joint ventures	(20)	(29)	—
Foreign repatriation tax incentive related to Jobs Act	(16)	—	—
Deductible dividends on preferred securities	—	—	(4)
All other, net	(6)	10	2
Provision for income taxes	$216	$56	$12

Except for the U.K. group, we provide for the additional taxes that would be due upon the dividend distribution of the earnings of our foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. The unremitted earnings of the U.K. group are considered to be permanently reinvested and the determination of the deferred tax liability, if any, that might be due should those earnings be distributed is not practicable. Earnings before income taxes include equity earnings of foreign

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

joint ventures of $75 million, $74 million and $48 million for the years ended December 31, 2005, 2004, and 2003, respectively. These equity earnings are recorded net of foreign taxes. Additional U.S. income taxes of $7 million, $20 million and $12 million for the years ended December 31, 2005, 2004 and 2003, respectively, were provided on the distributed equity earnings and for the estimated additional U.S. taxes that will ultimately be due upon the distribution of the remaining unremitted foreign joint venture equity earnings. The American Jobs Creation Act of 2004 (Jobs Act) included a special one-year 85-percent dividend deduction for qualifying dividends repatriated from foreign operations in 2005. The application of these rules to foreign joint venture dividend repatriations of $71 million reduced our 2005 income tax provision by $16 million.

The Jobs Act also repeals the U.S. export tax benefits beginning in 2007 and phases the benefits down to 80 percent of their value in 2005 and 60 percent in 2006. The export benefits are partially replaced with a new U.S. manufacturer’s tax deduction which phases in one-third in 2005-2006, two-thirds in 2007-2009 and 100 percent after 2009. The U.S. manufacturer’s tax deduction for 2005 was $3 million.

The state income tax benefit for 2004 includes recognition of $16 million of state carryforward benefits that we determined, based on improved operating results, are more likely than not to be realized in the future. These benefits had previously been reserved with a valuation allowance. The state income tax benefit for 2004 also included a $9 million benefit to recognize a change in the average estimated state income tax rate which increased the net deferred state tax assets.

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets are as follows:

	December 31,
	2005	2004
	Millions
Deferred tax assets:
U.S. federal carryforward benefits
Net operating losses	$—	$38
Foreign tax credits, expiring 2014	12	38
Research tax credits, expiring 2018 to 2025	73	78
Minimum tax credits, no expiration	8	19
Total U.S. federal carryforward benefits	93	173
U.S. state carryforward benefits	24	26
Foreign carryforward benefits	26	49
Employee benefit plans	146	212
Minimum pension liability	297	293
Warranty and marketing expenses	206	169
Deferred research and development expenses	159	188
Other	60	60
Gross deferred tax assets	1,011	1,170
Valuation allowance	(31)	(39)
Total deferred tax assets	980	1,131
Deferred tax liabilities:
Property, plant and equipment	(90)	(114)
Other	(37)	(57)
Total deferred tax liabilities	(127)	(171)
Net deferred tax assets	$853	$960

A valuation allowance is recorded to reduce the gross deferred tax assets to an amount management believes is more likely than not to be realized. The valuation allowance decreased in 2005 by a net $8 million and in 2004 by a net $4 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

The deferred income tax balances are classified in the Consolidated Balance Sheets as follows:

	December 31,
	2005	2004
	Millions
Current assets	$363	$301
Long-term assets	500	689
Other liabilities and deferred revenue	(10)	(30)
	$853	$960

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.   OTHER ACCRUED EXPENSES

Other accrued expenses included the following:

	December 31,
	2005	2004
	Millions
Accrued warranty	$262	$227
Accrued compensation	241	217
Accrued retirement obligations	224	200
Other	433	386
Total other accrued expenses	$1,160	$1,030

NOTE 11.   LONG-TERM DEBT AND SHORT-TERM BORROWINGS

	December 31,
	2005	2004
	Millions
Short-term borrowings:
Loans payable	$40	$43
Current maturities of long-term debt	114	284
Total short-term borrowings	$154	$327

Loans payable consist primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2005 and 2004 was 6.67 percent and 5.85 percent, respectively.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2005, we had $539 million available for borrowings under our $650 million revolving credit facility and $97 million available for borrowings under our international short-term credit facilities. The amount of borrowings outstanding under our international short-term facilities at December 31, 2005, was $40 million.

	December 31,
	2005	2004
	Millions
Long-term debt:
Notes, 6.45%, due 2005	$—	$225
Notes, 8.68%, due 2008	71	81
Term loan, 6.92%, due 2008	65	85
Senior notes, 9.5%, due 2010	250	250
Debentures, 6.75%, due 2027	120	120
Debentures, 7.125%, due 2028	250	250
Junior convertible subordinated debentures, redeemable in 2006, mandatory redemption in 2031	300	300
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other	34	34
	1,255	1,510
Unamortized discount	(46)	(47)
Capital leases	118	120
Total long-term debt	1,327	1,583
Less current maturities of long-term debt	(114)	(284)
Long-term debt	$1,213	$1,299

Principal payments required on long-term debt during the next five years are $114 million in 2006, $66 million in 2007, $82 million in 2008, $7 million in 2009, and $6 million in 2010.

Our revolving credit facility provides for aggregate borrowings of up to $650 million on an unsecured basis and matures in December 2009. Up to $200 million of the facility is available for total letters of credit; up to $60 million of the facility may be used for multi-currency borrowings or multi-currency letters of credit. Interest on the facility varies based upon the London Interbank Offered Rate (LIBOR) or the Alternate Base Rate plus a spread depending upon our credit rating. We are required to pay a quarterly facilities fee on the unused commitments under this facility based on our credit rating. The fee was 0.25 percent at December 31, 2005. As of December 31, 2005 and 2004 we had $110 million and $118 million, respectively in letters of credit outstanding against this facility. There were no outstanding borrowings under this facility at December 31, 2005.

Interest on the senior notes is payable on June 1 and December 1 each year. We can redeem the senior notes in whole or in part at any time after December 1, 2006, at a premium equal to 104.75 percent of par, declining to par in 2008, plus accrued interest.

The 8.68% notes relate to a consolidated VIE (a grantor trust wholly-owned by a financial institution). Principal payments are made annually with a final payment due in April 2008. The consolidation of the VIE is discussed in Note 2. Interest payments are due on the notes quarterly. Principal and interest payments due on the notes coincide with the payments that are due to the grantor trust under our lease of ISX equipment from the grantor trust. Principal payments due over the next five years are included in the

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amounts above. Our lease is described in Note 18. The notes are secured by the assets of the grantor trust which include only the ISX equipment and the trust’s rights under the lease agreement with us.

Interest on the $225 million 6.45% notes, $250 million 7.125% debentures and $165 million 5.65% debentures is payable on March 1 and September 1 of each year. The notes and debentures are unsecured and are not subject to any sinking fund requirements. The 2005 notes matured March 1, 2005 and were repaid on that date. We can redeem the 7.125% debentures and the 5.65% debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

Interest on the 6.75% debentures is payable on February 15 and August 15 each year. Holders of the debentures may elect to be repaid on February 15, 2007, at par value together with accrued interest to February 15, 2007. Such election, which is irrevocable, must be made between December 15, 2006 and January 15, 2007. The debentures are also redeemable at our option after February 15, 2007, at a redemption price of par value plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to the $250 million 9.5% senior notes and our new revolving credit facility which will, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a maximum debt-to-EBITDA ratio and a minimum interest coverage ratio. As of December 31, 2005, we were in compliance with all of the covenants under our borrowing agreements.

As discussed in Note 2, our total debt includes $96 million (of which $14 million is included in “Loans payable” in above table) as of December 31, 2005, related to the consolidation of four joint ventures under FIN 46R. Included in this amount is a $65 million term loan at CDC with a financial institution. The loan is due in annual installments, with a final payment due in 2008. Interest is payable semi-annually at a rate of 6.92%. The note is collateralized by substantially all of CDC’s inventory and fixed assets with a current book value of $36 million and $170 million, respectively, as of December 31, 2005.

As of December 31, 2005 and 2004, commitments outstanding for letters of credit under our revolving credit facility and our international and other domestic facilities were $110 million and $34 million, and $118 million and $28 million, respectively. Commitments outstanding related to performance bonds and other performance-related guarantees were $28 million and $57 million as of December 31, 2005 and 2004 respectively.

Junior Convertible Subordinated Debentures

In June 2001, Cummins Capital Trust I (the “Trust”), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7% convertible quarterly income preferred securities (“preferred securities”), to qualified institutional buyers for net proceeds of $291 million. The preferred securities represent an undivided beneficial ownership interest in the assets of the Trust. The total proceeds from the issuance of the preferred securities by the Trust were invested in $309 million aggregate principal amount of 7% convertible subordinated debentures (the “debentures”) that we issued. The debentures are the sole assets of the Trust. On July 1, 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). This standard required financial instruments meeting certain criteria to be reported as liabilities that were previously classified as

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equity or between liabilities and equity in our Consolidated Balance Sheets. The adoption of SFAS 150 resulted in the classification of the preferred securities as a liability in our Consolidated Balance Sheets and the dividend payments on these securities as interest expense in our Consolidated Statements of Earnings. On December 31, 2003, we adopted the provisions of FIN 46R for the Trust (see Note 2) and deconsolidated the Trust as of that date. As a result of the deconsolidation, we no longer report the preferred securities as an obligation in our Consolidated Financial Statements; rather, we now report the debentures as an obligation, and have included the debentures in “Long-term debt” in our Consolidated Balance Sheets as of December 31, 2005 and 2004. The deconsolidation had no impact in 2003 on our Consolidated Statements of Earnings as there was no cumulative effect from this change. In both 2005 and 2004, we reported interest expense of $21 million associated with the debentures and in 2003 we reported dividends on the preferred securities of $11 million and interest expense of $10 million.

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

NOTE 12.   PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

We sponsor several contributory and noncontributory pension plans covering substantially all employees. Generally, hourly employee pension benefits are earned based on years of service and compensation during active employment while future benefits for salaried employees are determined using a cash balance formula. The level of benefits and terms of vesting, however, may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities and fixed income securities. It is our policy to make contributions to the various plans in accordance with statutory

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

funding requirements and any additional funding that may be deemed appropriate. We plan to contribute approximately $170 million to our defined benefit pension plans in 2006.

On January 1, 2004, we merged 11 defined benefit plans into a single plan. The merger did not have a material impact to our results of operations and financial position or cash flows.

Other Postretirement Benefits

Our postretirement benefit plans provide various health care and life insurance benefits to eligible employees, who retire and satisfy certain age and service requirements, and their dependents. The plans are contributory and contain cost-sharing features such as caps, deductibles, coinsurance and spousal contributions. Company contributions are limited by formulas in each plan. Retiree contributions for health care benefits are adjusted annually and we reserve the right to change benefits covered under these plans. There were no plan assets for the postretirement benefit plans as our policy is to fund benefits and expenses for these plans as claims and premiums are incurred.

We made several changes to our plan provisions that are reflected in our December 31, 2005, liability which included the elimination of retiree dental coverage, contribution rate changes and changes in plan design to more effective providers.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use a November 30 measurement date for our U.S. and non-U.S. plans for both pension and other postretirement benefit plans. The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in the Company’s Consolidated Balance Sheets.

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans
	Years ended December 31
	2005	2004	2005	2004	2005	2004
	Millions
Change in benefit obligations
Benefit obligation at beginning of year	$1,911	$1,746	$1,017	$843	$694	$717
Service cost	47	39	21	20	2	4
Interest cost	105	108	51	49	38	43
Plan participants’ contributions	1	1	9	9	—	—
Amendments	—	14	—	—	(55)	—
Actuarial losses (gains)	65	101	71	56	(20)	9
Benefits paid from fund	(140)	(143)	(34)	(29)	—	—
Benefits paid directly by Company	(5)	(8)	—	—	(59)	(61)
Exchange rate changes	—	—	(109)	65	—	—
VIEs and miscellaneous entities	—	53	—	—	—	12
Medicare Part D impact	—	—	—	—	—	(28)
Other	(1)	—	(13)	4	(4)	(2)
Benefit obligations at end of year	$1,983	$1,911	$1,013	$1,017	$596	$694
Change in plan assets
Fair value of plan assets at beginning of year	$1,526	$1,373	$686	$545	$—	$—
Actual return on plan assets	130	170	125	74	—	—
Company contributions	89	84	40	43	—	—
Plan participants’ contributions	1	1	9	9	—	—
Benefits paid	(140)	(143)	(34)	(29)	—	—
Exchange rate changes	—	—	(76)	43	—	—
VIEs and miscellaneous entities	—	41	—	(3)	—	—
Other	—	—	(13)	4	—	—
Fair value of plan assets at end of year	$1,606	$1,526	$737	$686	$—	$—
Reconciliation of Funded Status
Underfunded status	$(377)	$(385)	$(276)	$(331)	$(596)	$(694)
Unrecognized actuarial loss	581	556	329	383	45	67
Unrecognized net transition obligation	—	—	—	1	—	—
Company contributions after measurement date	—	—	20	3	—	—
Unrecognized prior service cost (credit)	11	15	22	28	(59)	(6)
Net amount recognized	$215	$186	$95	$84	$(610)	$(633)
Amounts recognized in Consolidated Balance Sheets
Prepaid benefit cost	$—	$—	$6	$5	$—	$—
Accrued benefit liability—current	(126)	(93)	(48)	(49)	(56)	(63)
Accrued benefit liability—long-term	(231)	(283)	(165)	(183)	(554)	(570)
Intangible asset	15	19	22	28	—	—
Accumulated other comprehensive loss	557	543	280	283	—	—
Net amount recognized	$215	$186	$95	$84	$(610)	$(633)

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the pension values in the above table, we also maintain defined benefit pension plans in eight other countries outside the United States that comprise less than one percent of our pension plan assets and obligations.

The following table presents information regarding underfunded pension plans that are included in the preceding table:

	Pension
	U.S. Plans		Non-U.S. Plans
	December 31,
	2005	2004	2005	2004
	Millions
Total accumulated benefit obligation	$1,962	$1,901	$945	$912
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	1,983	1,908	974	972
Accumulated benefit obligation	1,962	1,898	911	875
Fair value of plan assets	1,606	1,524	699	641
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	1,983	1,911	1,006	1,002
Accumulated benefit obligation	1,962	1,901	940	900
Fair value of plan assets	1,606	1,526	730	670

As required by SFAS No. 87, “Employer’s Accounting for Pensions,” for instances in which pension plan assets are less than the accumulated benefit obligation (ABO) as of the end of the reporting period, a minimum liability equal to this difference is recognized in our Consolidated Balance Sheets. The ABO is the present value of the actuarially determined company obligation for pension payments assuming no further salary increases for the employees. The offset to the minimum liability is a charge to equity, net of tax. In addition, any prepaid pension asset in excess of unrecognized prior service cost must be reversed through a net-of-tax charge to equity. The charge to equity is classified within “Accumulated other comprehensive loss” in our Consolidated Balance Sheets.

The following table presents the net periodic pension and postretirement benefits expense under our plans:

	Pension						Postretirement
	U.S. Plans			Non-U.S. Plans
	Years ended December 31,
	2005	2004	2003	2005	2004	2003	2005	2004	2003
	Millions
Service cost	$47	$39	$30	$21	$20	$16	$2	$4	$4
Interest cost	105	108	108	51	49	36	38	43	44
Expected return on plan assets	(123)	(121)	(116)	(53)	(52)	(41)	—	—	—
Amortization of prior service cost (credit)	3	9	9	3	3	3	(2)	(2)	(1)
Recognized net actuarial loss	34	22	11	15	12	4	—	6	—
Other	—	—	—	—	—	1	—	—	—
Net periodic benefit cost	$66	$57	$42	$37	$32	$19	$38	$51	$47

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Medicare Prescription Drug Improvement and Modernization Act of 2003 was reflected in the accumulated postretirement benefit obligation (APBO) beginning December 31, 2004, assuming we will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and we will receive the federal subsidy.

The APBO at December 31, 2004, decreased by approximately $28 million due to the effect of the federal subsidy, and the net periodic postretirement benefit cost for 2005 was reduced by approximately $4 million.

The table below presents various assumptions used in determining the benefit obligation for each year and reflects weighted-average percentages for the various plans (Non-U.S. is primarily the United Kingdom):

	Pension				Postretirement
	2005		2004		2005	2004
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.60%	4.95%	5.75%	5.32%	5.60%	5.76%
Compensation increase rate	4.00%	3.75%	4.00%	3.75%	N/A	N/A

The table below presents various assumptions used in determining the net periodic cost and reflects weighted-average percentages for the various plans (Non-U.S. is primarily the United Kingdom):

	Pension						Postretirement
	2005		2004		2003		2005	2004	2003
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.75%	5.30%	6.25%	5.66%	7.00%	5.91%	5.75%	6.26%	7.00%
Expected return on plan assets	8.50%	7.56%	8.50%	8.08%	8.50%	8.44%	N/A	N/A	N/A
Compensation increase rate	4.00%	3.75%	4.00%	3.74%	4.75%	3.40%	N/A	N/A	N/A

Our consolidated postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2005. The rate was assumed to decrease on a linear basis to 5 percent through 2009 and remain at that level thereafter. An increase in the health care cost trends of 1 percent would increase our accumulated postretirement benefit obligation by $30 million as of December 31, 2005 and the net periodic postretirement benefit expense for 2005 by $3 million. A decrease in the health care cost trends of 1 percent would decrease our accumulated postretirement benefit obligation by $27 million as of December 31, 2005 and the net periodic postretirement benefit expense for 2005 by $2 million.

We considered several factors in developing our expected rate of return on plan assets, including historical returns and input from our external advisors. The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, real estate and other miscellaneous investments. Based upon our target asset allocations it is anticipated that our U.S. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 7.55 percent approximately 50 percent of the time while returns of 9.11 percent or greater are anticipated 25 percent of the time. Our actual returns have exceeded 8.5 percent in each of the last two years. As a result, based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 8.5 percent per year for U.S. pension assets is reasonable. The methodology used to determine the rate of return on pension plan assets in the

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. The table below presents our pension plan asset allocation at December 31, 2005, 2004 and target allocation for 2006:

		Percentage of
		Plan
		Assets at
	Target Allocation	December 31,
Investment description	2006	2005	2004
Equity securities	64.7%	64.1%	68.3%
Fixed income	33.1%	33.5%	24.9%
Real estate/Other	2.2%	2.4%	6.8%
Total	100.0%	100.0%	100.0%

The table below presents expected future benefit payments under our pension plans:

	2006	2007	2008	2009	2010	2011-2015
	Millions
Expected benefit payments—pensions	$204	$194	$199	$201	$206	$1,043
Expected benefit payments, net of Medicare Part D subsidy—postretirement	56	57	56	57	55	244
Medicare Part D subsidy	4	4	4	5	5	27

We also sponsor defined contribution plans for certain hourly and salaried employees. During 2005, 2004 and 2003, expenses incurred related to our contributions to these plans were $27 million, $25 million and $23 million, respectively.

NOTE 13.   COMMITMENTS AND CONTINGENCIES

We are defendants in a number of pending legal actions, including actions related to the use and performance of our products. We carry product liability insurance covering significant claims for damages involving personal injury and property damage. We also establish reserves for matters in which losses are probable and can be reasonably estimated. In the event we are determined to be liable for damages in connection with actions and proceedings, the unaccrued portion of such liability is not expected to be material. We also have been identified as a potentially responsible party at several waste disposal sites under U.S. and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. We have established reserves that we believe are adequate for our expected future liability in such actions and proceedings where the nature and extent of such liability can be reasonably estimated based upon presently available information.

Our engine products are also subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. In October 2002, we met stringent new emissions standards for all on-highway emission requirements. Additionally, throughout the latter half of 2004, the Environmental Protection Agency and the California Air Resources Board issued certificates and

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

executive orders indicating that we have met the requirements to pull forward the reduction of emissions levels for off-highway engines of 300 to 750 horsepower that became effective under the consent decree on January 1, 2005.

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

Under the terms of the agreement, our guarantee of any particular distributor financing is limited to the amount of the financing in excess of the distributor’s “borrowing base.” The “borrowing base” is equal to the amount that the distributor could borrow from the financial institution without our guarantee. Furthermore, if any distributor defaults under its financing arrangement with the financial institution, and the maturity of amounts owed under the agreement is accelerated, then we are required to purchase from the financial institution at amounts approximating fair market value certain property, inventory and rental generator sets manufactured by Cummins that are secured by the distributor’s financing agreement.

The operating agreement will continue in effect until February 7, 2007, and may be renewed for additional one-year terms. As of December 31, 2005, we had no guarantees outstanding under the operating agreement.

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at December 31, 2005, was $9 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. The maximum potential loss related to these other guarantees is $29 million at December 31, 2005.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs. At December 31, 2005, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $17 million. However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

Indemnifications

Periodically, we enter into various contractual arrangements where we agree to indemnify a third-party against certain types of losses. Common types of indemnifications include:

•       product liability and license, patent or trademark indemnifications as discussed in Note 1,

•       asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold, and

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Joint Venture Commitments

At December 31, 2005, we have committed to invest $19 million into two joint ventures that were formed during 2005. It is expected that the majority of the outlay will be funded in 2006.

NOTE 14.   SHAREHOLDERS’ EQUITY

Cash Dividends

Cash dividends of $0.30 per common share were declared and paid in each quarter of 2005, 2004 and 2003. Dividends paid to common shareholders for the years ended December 31, 2005, 2004 and 2003 were $56 million, $53 million and $50 million, respectively. Declaration and payment of dividends in the future depends upon our earnings and liquidity position, among other factors.

Treasury Stock

In a series of authorizations beginning in 1994, our Board of Directors authorized the purchase of up to eight million shares of Cummins common stock in the open market. As of December 31, 2005, we had purchased approximately 5.9 million shares under that authorization. Treasury stock activity for the three-year period ended December 31, 2005, consisting of shares issued and purchased and the respective amounts thereof is presented in the Consolidated Statements of Shareholders’ Equity. During the year ended December 31, 2005, we repurchased 432,600 shares of Cummins common stock for $38 million.

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Ownership Plan

We have an Employee Stock Ownership Plan (ESOP) Trust that was established in 1989 for certain domestic salaried employees participating in our 401(k) Retirement and Savings Plan (RSP). The ESOP has a note payable to us which will be funded through future Company contributions to the ESOP Trust.

Our annual cash contributions during plan year 2005, 2004 and 2003 along with dividends received on unallocated shares of our common stock held by the ESOP Trust and cash contributions from the Employee Benefit Trust were equal to the required principal and interest payments due under the ESOP notes and amounted to $9 million in 2005, $8 million in 2004 and $8 million in 2003. The primary sources of cash for the Employee Benefit Trust are dividends received on unallocated shares of our common stock held by the Employee Benefit Trust and cash received from the ESOP. Dividends received on allocated ESOP shares are used to purchase shares of our common stock from the Employee Benefit Trust. Those shares are then allocated to the participant accounts. As the debt is repaid, shares are allocated to participants in proportion to their contributions to the RSP. Compensation expense is recorded as shares are allocated to plan participants each year and reduced by the common stock dividends received by the ESOP Trust. Unearned compensation is included in shareholders’ equity and represents compensation expense we will record in the future as the remaining shares are allocated to participants. All shares issued to the ESOP Trust are considered outstanding for purposes of computing earnings per share. Dividends on unallocated ESOP shares used to service a portion of the principal and interest due on the ESOP notes were $1 million for each of the years ended December 31, 2005, 2004 and 2003. Annual compensation expense for the ESOP was $3 million in 2005, $3 million in 2004 and $2 million in 2003. At December 31, 2005, the ESOP Trust held 547,576 shares allocated to participants, 540,190 unallocated shares and 97,388 committed to be released shares.

Employee Benefits Trust

In 1997, we established the Employee Benefits Trust funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. While the Employee Benefits Trust may be used to fund a number of these plans, the principal use, in addition to shares of our common stock held in the ESOP, is in funding matching contributions to employee accounts in the RSP made in proportion to employee contributions under terms of the RSP. We allocate shares to employee accounts as our matching contributions are made to the Employee Benefits Trust. Contributions charged to earnings were $10 million in 2005, $9 million in 2004 and $8 million in 2003.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Loss

	Foreign Currency Translation	Minimum Pension Liability	Unrealized Gain (Loss) on Marketable Securities	Unrealized Gain (Loss) on Derivatives	Total Accumulated Other Comprehensive Loss
	Millions
Balance, Dec. 31, 2002	$(131)	$(399)	$2	$1	$(527)
Net change	66	(35)	3	1	35
Balance, Dec. 31, 2003	(65)	(434)	5	2	(492)
Net change	20	(65)	(4)	1	(48)
Balance, Dec. 31, 2004	(45)	(499)	1	3	(540)
Net change	(39)	(24)	2	(2)	(63)
Balance, Dec. 31, 2005	$(84)	$(523)	$3	$1	$(603)

Comprehensive Earnings

A reconciliation of our net earnings to comprehensive earnings, net of tax, was as follows:

	Years ended December 31,
	2005		2004		2003
	Millions
Net earnings		$550		$350		$50
Unrealized gain (loss) on securities:
Unrealized holding gain arising during the period	3		—		5
Less: reclassification for (gain) included in net income	(1)	2	(4)	(4)	(2)	3
Unrealized gain (loss) on derivatives:
Unrealized holding gain (loss) arising during the period	(6)		(5)		1
Less: reclassification for (gain) loss included in net income	4	(2)	6	1	—	1
Foreign currency translation adjustments		(39)		20		66
Minimum pension liability adjustments		(24)		(65)		(35)
Comprehensive earnings		$487		$302		$85

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.   EARNINGS PER SHARE

We calculate basic earnings per share (EPS) of common stock by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if options or securities are exercised or debt is converted into common stock and the effect of the exercise or conversion reduces EPS. We exclude shares of common stock held by our RSP in the Employee Benefits Trust (see Note 14) from the calculation of the weighted-average common shares outstanding until those shares are distributed from the Employee Benefits Trust. Following is a reconciliation of earnings before cumulative effect of change in accounting principles and weighted-average common shares outstanding for purposes of calculating basic and diluted earnings per share before cumulative effect of change in accounting principles:

	Years ended December 31
	2005	2004	2003
	Millions (except per share amounts)
Earnings before cumulative effect of change in accounting principles for basic EPS	$549.8	$350.4	$53.9
Interest on junior convertible subordinated debentures, net of tax	12.9	13.0	—
Earnings before cumulative effect of change in accounting principles for diluted EPS	$562.7	$363.4	$53.9
Weighted-average common shares outstanding:
Basic	44.2	42.2	39.3
Dilutive effect of stock compensation awards	0.6	0.7	0.2
Dilutive effect of junior convertible subordinated debentures	6.3	6.3	—
Diluted	51.1	49.2	39.5
Earnings per share before cumulative effect of change in accounting principles:
Basic	$12.43	$8.30	$1.37
Diluted	11.01	7.39	1.36

The weighted-average diluted common shares outstanding for 2003 exclude the effect of 6.3 million shares attributable to the conversion of our junior convertible subordinated debentures in 2003 because the effect was antidilutive.

The weighted-average diluted common shares outstanding for 2004 and 2003 excludes the effect of approximately 0.3 million and 3.5 million common stock options, respectively, since such options have an exercise price in excess of the average market value of our common stock during those years. In 2005, the average market value of our common stock was greater than the exercise price of our common stock options and therefore no options were excluded from our calculation of the weighted-average diluted shares outstanding.

NOTE 16.   DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial derivative

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31,
	2005		2004
	Notional Amount	Fair Value	Notional Amount	Fair Value
	Millions
Foreign currency:
Forward contracts	$440	$11	$326	$6
Commodity price:
Fixed price swap	46	8	—	—
Interest rate:
Fixed-to-floating swap	250	5	—	—
	$736	$24	$326	$6

Foreign Currency Exchange Rate Risks

Due to our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our earnings experience some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. In April 2002, we began hedging our foreign currency exposure to variability in the functional currency equivalent cash flows associated with forecasted transactions. These forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and are recorded in the Consolidated Balance Sheets at fair value in “Other current assets” and “Other accrued expenses.” The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss.” When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. For the year ended December 31, 2005, $6 million of gain was reclassified from “Accumulated other comprehensive loss” to earnings. The amount of gain reclassified for the year ended December 31, 2004, was $9 million. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in “Other expense (income)” in current earnings during the period of change. As of December 31, 2005, $4 million of deferred losses were included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and are expected to be reclassified to earnings over the next twelve months. For the years ended December 31, 2005 and 2004, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Our internal policy allows for managing anticipated foreign currency cash flow for up to one year. As of December 31, 2005, approximately 95 percent of the notional amount of the forward contracts shown in the table above were attributable to five currencies, the British Pound (41 percent), the Euro (19 percent), the Australian Dollar (16 percent), the Mexican Peso (13 percent) and the Indian Rupee (6 percent). As of December 31, 2004, approximately 96 percent of the notional amount of the forward contracts shown in

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the table above were attributable to five currencies, the British Pound (57 percent), the Australian Dollar (23 percent), the Mexican Peso (8 percent), the Euro (5 percent) and the South Korean Won (3 percent).

To minimize the earnings volatility resulting from the remeasurement of receivables and payables denominated in foreign currency, we enter into foreign currency forward contracts. The objective is to offset the gain or loss from remeasurement with the fair market valuation of the forward contract. These derivative instruments are not designated as hedges under SFAS 133.

Interest Rate Swaps

We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. Currently, we have one interest rate swap outstanding.

In November 2005, we entered into an interest rate swap to effectively convert our $250 million, due in 2028 debt from a fixed rate of 7.125% to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under SFAS 133.

In November 2002, we terminated an interest rate swap relating to our 6.45% notes that matured in 2005. The swap acted as a fair value hedge and converted $225 million notional amount from fixed rate debt into floating rate debt that matured in 2005. The termination of the swap resulted in a $12 million gain. The gain was amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2005, 2004 and 2003 was $1 million, $5 million and $5 million, respectively. As of December 31, 2005, there is no longer any deferred gain remaining on our Consolidated Balance Sheets.

In March 2001, we terminated two fixed-to-floating interest rate swap agreements related to our 6.25% notes with principal amount of $125 million, due in 2003 and 6.45% notes with principal amount of $225 million, due in 2005. The termination of these swaps resulted in a $9 million gain. The gain was amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized was not material in 2005, and was $1 million and $2 million during 2004 and 2003, respectively. As of December 31, 2005, there is no longer any deferred gain remaining on our Consolidated Balance Sheets.

We have equity method investees, whose financial results are not consolidated, that have entered into floating-to-fixed interest rate swap agreements. The swaps have been designated and qualify as cash flow hedges under SFAS 133. We record our share of the gain or loss on these instruments in “Accumulated other comprehensive loss.” As of December 31, 2005, the gains and losses related to these swaps were not material.

Commodity Price Swaps

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into fixed price swaps with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The fixed price swaps are derivative contracts that are designated as cash flow hedges under SFAS 133 and are recorded in the Consolidated Balance Sheets at fair value in “Other current assets” and

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Other accrued expenses.” The effective portion of the unrealized gain or loss is deferred and reported as a component of “Accumulated other comprehensive loss.” When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the hedge is recognized in “Other expense (income)” in current earnings in the period in which the ineffectiveness occurs. As of December 31, 2005 and 2004, unrealized gains related to commodity swaps were $5 million, and less than $1 million, respectively.

Our internal policy allows for managing these cash flow hedges for up to three years. For the year ended December 31, 2005, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Fair Value of Financial Instruments

Based on borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of total debt, including current maturities, at December 31, 2005, was approximately $1,677 million. The carrying value at that date was $1,367 million. At December 31, 2004, the fair and carrying values of total debt, including current maturities, were $1,965 million and $1,626 million, respectively. The carrying values of all other receivables and liabilities approximated fair values.

NOTE 17.   STOCK INCENTIVE AND STOCK OPTION PLANS

In September 2003, our shareholders approved the 2003 Stock Incentive Plan (The Plan). The Plan allows for the granting of up to 2.5 million stock-based awards to executives and employees, of which one-half must be in the form of stock options. Awards available for grant under the plan include, but are not limited to, stock options, stock appreciation rights, performance shares, restricted stock and other stock awards. During 2005, 2004 and 2003 we granted 2,900, 5,500 and 534,040 stock options, respectively, and 200,340, 280,890 and 281,200 performance shares, respectively, under the Plan. Stock options are generally granted with a strike price equal to the fair market value of the stock on the date of grant, a life of 10 years and a two-year vesting period. The 2003 options granted had a vesting period of only 17 months since the grant date did not become final until the plan was approved by shareholders in September. Compensation expense recorded in 2005, 2004 and 2003 for these awards were $1 million, $6 million and $2 million respectively.

The performance shares are granted as target awards and are earned based on Cummins return on equity (ROE) performance. A payout factor has been established ranging from zero to 100 percent of the target award based on the actual ROE performance during the two-year period. Any shares earned are then restricted for one additional year. Employees leaving the Company prior to the end of the restriction period forfeit their shares. Compensation expense is recorded ratably over the period beginning on the grant date until the shares become unrestricted and is based on the amount of the award that is expected to be earned under the plan formula, adjusted each reporting period based on current information. The weighted-average fair value of each performance share granted during 2005, 2004 and 2003 was $74.87, $50.24 and $48.05 respectively. Compensation expense recorded in 2005, 2004 and 2003 for these awards was $13 million, $10 million and $1 million respectively.

Under the stock incentive plan, restricted common stock was awarded at no cost to certain employees. Participants are entitled to cash dividends and voting rights. Restrictions limit the sale or transfer of the

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares during a four-year period. One-third of the shares are released after two years and 30 days and one-third of the shares issued are released each year thereafter 30 days following the anniversary grant date, provided the participant remains an employee. Upon issuance of stock pursuant to the awards, unearned compensation equivalent to the market price of the stock at the date of grant is charged to shareholders’ equity and amortized as compensation expense over the four-year restriction period. Restricted shares granted under these programs in 2005 totaled 1,000 shares. The fair value per share of shares granted during 2005 was $74.87. Compensation expense amortized under these programs was less than $1 million in 2005 and 2004 and was $2 million in 2003.

The table below summarizes the activity in our stock incentive and option plans as follows:

	Options	Weighted-average Exercise Price
Balance, December 31, 2002	5,355,740	$41.75
Granted	534,040	$48.05
Exercised	(1,378,125)	$37.68
Cancelled	(18,280)	$49.77
Balance, December 31, 2003	4,493,375	$43.50
Granted	5,500	$53.84
Reinstated grants	36,050	$42.20
Exercised	(3,427,345)	$42.92
Cancelled	(87,590)	$44.52
Balance, December 31, 2004	1,019,990	$45.39
Granted	2,900	$70.24
Reinstated grants	3,100	$38.85
Exercised	(616,540)	$46.06
Cancelled	(9,750)	$41.51
Balance, December 31, 2005	399,700	$44.59
Exercisable, December 31, 2003	3,792,535	$43.11
Exercisable, December 31, 2004	511,555	$42.75
Exercisable, December 31, 2005	399,700	$44.59

The weighted-average fair value of options granted during the last three years follows:

2003	$16.25
2004	$18.08
2005	$25.16

Our fair value calculations were made using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected life (years)	7	7	7
Risk-free interest rate	4.1%	3.8%	4.5%
Expected volatility	38.7%	41.0%	40.0%
Dividend yield	2.5%	3.2%	3.4%

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes stock option information at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number of Options	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Number of Options	Weighted-average Exercise Price
$23.95 - 35.92	4,100	1.9	$29.72	4,100	$29.72
$35.93 - 53.89	349,255	5.1	$43.18	349,255	$43.18
$53.90 - 90.22	46,345	2.3	$56.54	46,345	$56.54
	399,700	4.7	$44.59	399,700	$44.59

NOTE 18.   LEASES

We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next ten years and contain renewal provisions. Rent expense under these leases approximated $91 million, $79 million and $88 million in 2005, 2004 and 2003, respectively.

Following is a summary of the future minimum lease payments under capital and operating leases, including leases under our Power Rent program discussed below, with terms of more than one year at December 31, 2005, together with the net present value of the minimum payments under capital leases:

	Capital Leases	Operating Leases
	Millions
2006	$74	$59
2007	35	46
2008	10	39
2009	11	34
2010	11	26
After 2010	4	93
Total minimum lease payments	$145	$297
Interest	(27)
Present value of net minimum lease payments	$118

In addition, we have subleased certain of the facilities under operating lease to third parties. The future minimum lease payments due from lessees under those arrangements are $1 million in 2006, $1 million in 2007, $1 million in 2008, $1 million in 2009 and $1 million in 2010.

PowerRent Business

In 1999, Power Generation entered into an ongoing leasing program in which it builds and sells power generation equipment inventory to a financial institution and leases the equipment and related components back under a three-month, non-cancelable lease arrangement with subsequent renewals on a monthly basis up to a maximum of 36 months. The equipment was sold at cost and pursuant to lease accounting rules, the excess of the fair value of the equipment sold over its cost was recognized as prepaid rent and reflects the normal profit margin that would have been realized at the time of sale. The margins on the equipment sales were deferred and the leases recorded as operating leases. The prepaid rent was

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortized ratably over the accounting lease term. Upon termination of the leases through a sale of the equipment to a third-party, the previously deferred margins on the sale to the financial institution were recorded as income. We sublease the equipment to customers under short-term rental agreements with terms that vary based upon customer and geographic region. In June 2004, the master lease agreement associated with this arrangement was amended to allow deployment of the equipment in countries other than the U.S. The amendment required us to retain full residual risk on the equipment’s value at the end of the non-cancelable lease term. As a result of this amendment, the leases under this program were classified as capital leases. At the end of the non-cancelable lease term, we may either (1) extend the lease term for an additional period, (2) repurchase the equipment at the current guaranteed value, or (3) arrange for a sale of the equipment to a third-party and pay the difference between the guaranteed value and the proceeds recovered from the sale.

During 2002 and 2003, we entered into new leases for portions of the equipment ($29 million in 2002 and $34 million in 2003) with a different lessor. The new leases had a minimum two-year non-cancelable lease term with monthly renewal options for the 2002 transaction and four six-month renewal options for the 2003 transaction. The deferred margin associated with the equipment that transferred to a new lessor remained unchanged, as there was not an ultimate sale to a third-party. In December 2004, the master lease agreement associated with this program was amended to require us to repurchase the equipment at the end of the two-year non-cancelable lease terms. As a result of this amendment, the leases under this program are now classified as capital leases.

The financial impact of the amendments to these two leasing arrangements, which represents the substantial majority of the equipment under lease in our PowerRent program, caused us to increase our capital lease obligations by the present value of: (1) the remaining minimum lease payments, plus (2) any guaranteed residual or repurchase obligation at the time of amendment. In addition, we increased the amount of our property, plant and equipment by this same amount, reduced for the remaining deferred gains associated with the original sale-leaseback of the units discussed above. The equipment will be depreciated over its expected remaining useful life. The total amount added to our property, plant and equipment in 2004 from these two transactions was $104 million. The balance of the capital lease obligations related to these programs at December 31, 2005 and 2004 was $82 million and $103 million, respectively.

Future lease payments, including repurchase obligations, under each lease are included in the table above.

Sale and Leaseback Transactions

In 2001, we entered into a sale-leaseback agreement whereby we sold and leased back certain heavy-duty engine manufacturing equipment from a grantor trust wholly-owned by a financial institution. The lease was classified as an operating lease with a lease term of 11.5 years, expiring June 28, 2013, and includes an early buyout purchase option on January 14, 2009. The early buyout option can be exercised for approximately $35 million, or 28 percent of the equipment’s fair market value at the inception of the lease. If we do not exercise the option, we are obligated to purchase insurance that insures the equipment’s residual value. At the end of the lease term, we are obligated to pay the difference, if any, between the equipment’s guaranteed residual value and its fair market value. Rent expense under the lease agreement approximated $12 million in 2003.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The lease agreement includes certain default provisions requiring us to make timely rent payments, maintain, service, repair and insure the equipment, procure residual value insurance and maintain minimum debt ratings for our long-term senior unsecured debt obligations.

In December 2003, the grantor trust which acts as the lessor in the sale and leaseback transaction described above was consolidated due to the adoption of FIN 46R. A description of the entity consolidated and the impact of adopting FIN 46R are described in Note 2. As a result of the consolidation, the manufacturing equipment and the trust’s obligations under its non-recourse debt arrangement are included in our Consolidated Balance Sheets as property, plant and equipment and long-term debt, respectively. The non-recourse debt arrangement is more fully discussed in Note 11. In addition, our Consolidated Statements of Earnings includes interest expense on the lessor’s debt obligations and depreciation expense on the manufacturing equipment rather than rent expense under the lease agreement. The amount of interest expense in 2005 and 2004 was $6 million and $7 million, respectively. The amount of depreciation expense in 2005 and 2004 was $14 million and $11 million, respectively.

NOTE 19.   OPERATING SEGMENTS

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” set standards for reporting information regarding operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Cummins chief operating decision-maker (CODM) is the Chief Executive Officer.

Our reportable operating segments consist of the following: Engine, Power Generation, Components, and Distribution. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military. The Power Generation segment is an integrated provider of power systems selling engines, generator sets and alternators and providing rental of power equipment for both standby and prime power uses. The Components segment includes sales of filtration products, exhaust systems, turbochargers and fuel systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in selling engines, generator sets, and service parts, performing service and repair activities on our products and maintaining relationships with various original equipment manufacturers.

We use segment EBIT (defined as earnings (loss) before interest, taxes, minority interests, preferred dividends and cumulative effect of change in accounting principles) as a primary basis for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We made certain leadership changes effective May 2, 2005, within our management team. In connection with these changes, certain modifications were made to our internal reporting. These modifications are summarized below:

•       The Filtration and Other segment was renamed the Components segment and now includes operating results of the fuel systems business which were previously included in the Engine segment. Historically, the fuel systems business transferred product within the Engine segment at cost. Beginning in the third quarter, those transfers now use a cost-plus based transfer price. As a result of this change, segment EBIT increased for the Components segment and decreased for the Engine segment but there was no impact to consolidated earnings. Revenues of the Components segment were also increased to reflect transfers to the Engine segment and eliminations were increased by a corresponding amount.

•       The North American distribution business was combined with the International Distribution segment and renamed the Distribution segment. Previously, the North American distribution business was reported in the Engine and Power Generation segments as equity from investees and included the results of a partially-owned distributor that is consolidated. As a result, revenues of the Engine segment were increased to reflect sales to the consolidated distributor that were previously eliminated and decreased for the revenues of the consolidated distributor which are now included in the Distribution segment. In addition, this change also caused earnings from equity investees in the Engine and Power Generation segments to decrease while earnings from equity investees in the Distribution segment increased by a corresponding amount.

Prior to January 1, 2004, intersegment transfers between the Engine segment and the Power Generation segment and between the Components segment and the Engine segment were recorded at cost and a sale was not recorded by the transferor segment. Effective January 1, 2004, all intersegment sales of the transferor segments were recorded at a market-based transfer price discounted for certain items. Unit shipments are now also reflected in the sales volumes of the transferor segments. Certain intersegment cost allocations to the transferor segments have also been eliminated. In addition, certain engines manufactured by the Engine segment and sold to Distribution through Power Generation were previously recorded as a sale by Power Generation; however, under the new methodology Power Generation now records a sale commission on such sales. We believe this change allows our segment management to focus on those pricing decisions and cost structuring actions within their control. The impact of this change on 2004 segment results follows:

•  Engine net sales increased $502 million,

•  Components net sales increased $205 million,

•  Power Generation net sales decreased $44 million, and

•  Intersegment net sales eliminations increased $663 million.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The net impact of this change did not have a material effect on segment EBIT for any of our segments. Segment results for 2003 were not restated to reflect the change to market-based transfer pricing as it was impracticable to do so.

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

	Engine	Power Generation	Components	Distribution	Eliminations	Total
	Millions
2005
Net sales	$6,657	$1,999	$2,000	$1,191	$(1,929)	$9,918
Depreciation and amortization	182	45	53	15	—	295
Investee equity, royalty and other income	80	9	8	34	—	131
Segment EBIT	582	145	89	107	(16)	907
Net assets	1,518	718	944	299	—	3,479
Investment in and advances to equity investees	177	23	31	47	—	278
Capital expenditures	75	36	68	7	—	186
2004
Net sales	$5,424	$1,842	$1,783	$973	$(1,584)	$8,438
Depreciation and amortization	177	39	49	7	—	272
Investee equity, royalty and other income	80	6	9	25	—	120
Segment EBIT	328	60	84	79	(8)	543
Net assets	1,282	717	896	256	—	3,151
Investment in and advances to equity investees	216	18	19	33	—	286
Capital expenditures	68	34	43	6	—	151
2003
Net sales	$3,582	$1,329	$1,292	$669	$(576)	$6,296
Depreciation and amortization	138	32	45	8	—	223
Investee equity, royalty and other income	48	3	7	16	—	74
Segment EBIT	62	(19)	86	51	1	181
Net assets	906	497	776	205	—	2,384
Investment in and advances to equity investees	238	63	15	23	—	339
Capital expenditures	49	26	28	8	—	111

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of our segment information to the corresponding amounts in the Consolidated Financial Statements is shown in the table below:

	Years ended December 31,
	2005	2004	2003
	Millions
Segment EBIT	$907	$543	$181
Less:
Interest expense	109	111	90
Earnings before income taxes, minority interests, dividends on preferred securities of subsidiary trust and cumulative effect of change in accounting principle	$798	$432	$91

	December 31,
	2005	2004
	Millions
Net assets for operating segments	$3,479	$3,151
Liabilities deducted in arriving at net assets	3,354	3,168
Minimum pension liability excluded from net assets	(837)	(826)
Deferred tax assets not allocated to segments	863	990
Debt-related costs not allocated to segments	26	27
Total assets	$6,885	$6,510

The table below presents certain segment information by geographic area. Net sales attributed to geographic areas are based on the location of the customer.

	Years ended and as of December 31,
	2005	2004	2003
	Millions
Net sales
United States	$4,832	$4,363	$3,356
United Kingdom	437	395	314
Canada	728	549	292
Other foreign countries	3,921	3,131	2,334
Total net sales	$9,918	$8,438	$6,296
Long-lived assets
United States	$1,387	$1,472
United Kingdom	204	238
Other foreign countries	420	407
Total long-lived assets	$2,011	$2,117

Our largest customer is DaimlerChrysler. Worldwide sales to this customer were $1.2 billion in 2005, $1.1 billion in 2004, and $1.0 billion in 2003, representing 12 percent, 13 percent, and 15 percent, respectively, of consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2005
	Millions, except per share amounts
Net sales	$2,208	$2,490	$2,467	$2,753
Gross margin	456	550	561	619
Net earnings	97	141	145	167
Net earnings per share—basic(b)	$2.20	$3.20	$3.27	$3.75
Net earnings per share—diluted(b)	$1.96	$2.83	$2.90	$3.31
Dividends per share	$0.30	$0.30	$0.30	$0.30
Stock price per share
High	$84.60	$75.65	$93.88	$92.50
Low	$70.16	$63.59	$72.27	$77.80

	2004
Net sales	$1,771	$2,124	$2,194	$2,349
Gross margin	345	428	434	473
Net earnings(a)	33	82	116	119
Net earnings per share—basic(b)	$0.81	$1.97	$2.71	$2.73
Net earnings per share—diluted(b)	$0.76	$1.76	$2.40	$2.41
Dividends per share	$0.30	$0.30	$0.30	$0.30
Stock price per share
High	$56.72	$66.66	$73.25	$84.67
Low	$48.12	$53.33	$59.08	$66.74

(a)           The 2004 quarterly tax provisions are $14 million, $34 million, $(4) million and $12 million for the first, second, third and fourth quarters, respectively. These provisions represent 28 percent, 28 percent, (3) percent and 8 percent of earnings before taxes for the first, second, third and fourth quarters, respectively. The decline in the tax provision in the second half of the year includes recognition of tax benefits related to prior years which were reassessed as realizable as a result of continued earnings and cash flow improvement during 2004. See Note 9 for additional information on the nonrecurring tax benefits in the 2004 provision.

(b)          Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share does not equal the full year earnings per share.

At December 31, 2005, there were approximately 3,768 holders of record of the Company’s $2.50 par value common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.

By:	/s/ JEAN S. BLACKWELL	By:	/s/ MARSHA L. HUNT
	Jean S. Blackwell		Marsha L. Hunt
	Executive Vice President and Chief Financial Officer (Principal Financial Officer)		Vice President—Corporate Controller (Principal Accounting Officer)

Date: February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
*	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2006
Theodore M. Solso
*	Director, President and Chief Operating Officer	February 27, 2006
F. Joseph Loughrey
*	Director	February 27, 2006
Robert J. Darnall
*	Director	February 27, 2006
John M. Deutch
*	Director	February 27, 2006
Carl Ware
*	Director	February 27, 2006
Alexis M. Herman
*	Director	February 27, 2006
William I. Miller
*	Director	February 27, 2006
Georgia R. Nelson
*	Director	February 27, 2006
J. Lawrence Wilson

By:	/s/ JEAN S. BLACKWELL
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

as 3(b)	By-laws of Cummins Inc., as amended and restated effective as of October 8, 2002 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003).
4(a)

Credit Agreement, dated December 1, 2004, among Cummins Inc., Cummins Engine Co. Ltd., Cummins Power Generation Ltd. and Newage International Limited, as Borrowers, and JPMorgan Chase Bank, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, Citicorp USA, Inc., as Syndication Agent, and Bank of America, N.A., The Bank of Nova Scotia and The Royal Bank of Scotland plc., as Co-Documentation Agents  (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2004).

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

10(a)	2003 Stock Incentive Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended September 28, 2003).

10(a)	Target Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(b)	Deferred Compensation Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(c)	Key Employee Stock Investment Plan, as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(d)	Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(e)	Financial Counseling Program (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(f)	1986 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1986, Exhibit 10(g)).
10(g)	Deferred Compensation Plan for Non-Employee Directors, as amended, effective as of April 15, 1994 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(h)	Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10(i)	Excess Benefit Retirement Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10(j)	Employee Stock Purchase Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998).
10(k)	Retirement Plan for Non-Employee Directors of Cummins Inc., as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(l)	Three Year Performance Plan, as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(m)	1992 Stock Incentive Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(s)).
10(n)	Restricted Stock Plan for Non-Employee Directors, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(o)	2006 Executive Retention Plan (filed herewith).
10(p)	Senior Executive Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(q)	Senior Executive Three Year Performance Plan, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(r)	Fifth Amendment to Cummins Inc. Supplemental Life Insurance and Deferred Income Plan (filed herewith).
12	Calculation of Ratio of Earnings to Fixed Charges (filed herewith).
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).