Form 10-K/A
period 2005-12-31
CUMMINS INC
filed 2006-03-10
CIK 26172

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

Explanatory Note

We are filing this amendment to include the financial statements of Dongfeng Cummins Engine Company Limited, a 50% owned unconsolidated subsidiary, which are required to be filed under Regulation S-X by March 31, 2006. The financial statements were excluded from the annual report to shareholders by Rule 14a-3(b).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

•                  Consolidated Balance Sheets*

•                  Consolidated Statements of Cash Flows*

•                  Consolidated Statements of Shareholders’ Equity*

•                  Notes to Consolidated Financial Statements*

•                  Selected Quarterly Financial Data*

(2)                                  Financial Statement Schedules

•                  Financial Statements of Dongfeng Cummins Engine Company Limited (financial statements required by Regulation S-X to be filed by March 31, 2006, which are excluded from the annual report to shareholders by Rule 14a-3(b))

•                  Report of Independent Auditors

•                  Statements of Operations

•                  Balance Sheets

•                  Statements of Cash Flows

•                  Statements of Shareholders’ Equity

•                  Notes to the Financial Statements

* Previously filed

(b)         Exhibits

•                  Exhibit 23.1. Consent of Independent Auditor (filed herewith).

•                  Exhibit 31(a). Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

•                  Exhibit 31(b). Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

•                  Exhibit 32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(c)          The financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b), including (1) separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons, (2) separate financial statements of affiliates whose securities are pledged as collateral, and (3) schedules, are filed under Item 15(a) of this Report which are incorporated herein by reference.

FINANCIAL STATEMENT SCHEDULES

Financial Statements of Dongfeng Cummins Engine Company Limited

(Financial statements required by Regulation S-X which are excluded from the annual report to shareholders by Rule 14a-3(b))

DONGFENG CUMMINS ENGINE COMPANY LIMITED

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

19th Floor, Metropolitan Tower
68 Zou Rong Lu, Yuzhong Qu
Chongqing 400010
People’s Republic of China
Telephone +86 (23) 6374 0008
Facsimile +86 (23) 6374 0990

Report of Independent Auditors

To the Board of Directors and Shareholders of Dongfeng Cummins Engine Company Limited:

We have audited the accompanying balance sheets of Dongfeng Cummins Engine Company Limited (the “Company”) as of December 31, 2005 and 2004, and the related statements of operations, of cash flows and of shareholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dongfeng Cummins Engine Company Limited at December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers Zhong Tian Certified Public Accountants Ltd. Co.

Chongqing, People’s Republic of China

February 27, 2006

DONGFENG CUMMINS ENGINE COMPANY LIMITED

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

IN RENMINBI

	2005	2004	2003

Net sales (includes related party sales of RMB2,384,594,571, RMB4,025,032,342 and RMB2,439,944,635, respectively) (note 3)	3,595,464,317	4,779,263,602	2,616,270,513

Cost of sales (includes related party purchases of RMB1,478,628,634, RMB1,806,481,983 and RMB899,050,757, respectively) (note 3)	(2,824,161,646)	(3,793,143,024)	(2,065,177,230)

Gross profit	771,302,671	986,120,578	551,093,283

Operating expenses:
Selling expenses (note 3)	(93,640,218)	(87,299,525)	(48,861,867)
General and administrative expenses (note 3)	(134,395,882)	(82,966,313)	(63,586,931)

Operating profit:	543,266,571	815,854,740	438,644,485

Interest income	3,200,750	3,140,044	1,109,217
Interest expense	(12,511,383)	—	(183,972)
Equity on loss from investees	(918,563)	—	—
Other income (expenses), net	14,178,444	(4,186,118)	1,215,470

Income before income tax	547,215,819	814,808,666	440,785,200

Income tax (expense) benefit (note 15)	(45,279,090)	(69,161,083)	6,138,983

Net income	501,936,729	745,647,583	446,924,183

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

BALANCE SHEETS

AT DECEMBER 31, 2005 AND 2004

IN RENMINBI

	2005	2004

ASSETS

Current assets:
Cash and cash equivalents (note 2)	252,993,694	213,226,420
Trade receivable, net (note 2)	56,706,230	52,863,007
Amounts due from related parties (note 3)	214,743,064	792,865,311
Notes receivable (note 4)	85,473,026	369,157,994
Inventories (note 5)	731,323,941	635,474,360
Prepayment	4,329,132	8,286,854
Restricted bank deposit (note 2)	16,419,369	455,814
Prepaid income tax	26,736,437	—
Deferred income tax (note 15)	9,457,922	16,605,385
Other current assets (note 6)	14,810,071	1,940,759

Total current assets	1,412,992,886	2,090,875,904

Non-current assets:
Property, plant and equipment, net (note 7)	976,711,873	662,965,154
Intangible assets (note 8)	16,980,927	24,409,929
Investment in equity investees (Note 9)	40,685,306	—
Deferred income tax (note 15)	12,037,080	23,673,826

Total non-current assets	1,046,415,186	711,048,909

Total assets	2,459,408,072	2,801,924,813

The accompanying notes are an integral part of these financial statements.

	2005	2004

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	344,128,226	699,414,414
Notes payable (note 3,10)	205,000,000	—
Accrued product coverage (note 2)	61,927,871	74,734,593
Amounts due to related parties (note 3)	301,789,073	373,176,056
Other accrued expenses	38,388,895	38,910,003
Reserve for staff retrenchment (note 16)	685,477	935,693
Short-term loans (note 11)	483,861,000	—
Other current liabilities (note 12)	71,161,154	64,506,794

Total current liabilities	1,506,941,696	1,251,677,553

Long-term liabilities:
Reserve for staff retrenchment (note 16)	720,884	3,575,227
Deferred income (note 14)	6,880,729	—
Other long-term liabilities (note 13)	1,901,616	2,901,616

Total long-term liabilities	9,503,229	6,476,843

Total liabilities	1,516,444,925	1,258,154,396

Equity:
Paid-in capital (note 18)	751,483,660	751,483,660
Capital surplus (note 19)	3,294,019	3,132,199
Surplus reserves (note 20)	73,277,455	26,345,295
Retained earnings	114,908,013	762,809,263

Total equity	942,963,147	1,543,770,417

Total liabilities and equity	2,459,408,072	2,801,924,813

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

IN RENMINBI

	2005	2004	2003

Cash flows from operating activities:

Net income	501,936,729	745,647,583	446,924,183

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,722,250	72,836,833	68,901,168
Provision for obsolete inventories and doubtful accounts	(7,789,221)	30,552,290	4,372,829
Loss on disposal of property, plant and equipment	2,335,272	808,032	2,338,388
Equity on loss of investees	918,563	—	—
Changes in operating assets and liabilities:
Inventories	(88,101,737)	(311,577,351)	(231,985,821)
Receivables and other current assets	626,750,295	(535,981,761)	(593,459,496)
Accounts payable and other current liabilities	(519,101,178)	533,682,298	404,868,479
Others	3,920,049	97,083,089	27,543,149
Net cash provided by operating activities	596,591,022	633,051,013	129,502,879

Cash flows from investing activities:

Proceeds from sale of property, plant and equipment	1,054,307	2,077,908	1,060,805
Capital expenditures	(292,148,715)	(104,925,724)	(59,418,105)
Investment in equity investees	(36,648,810)	—	—
Change in restricted bank deposit	(15,963,555)	1,689,909	(2,145,723)
Net cash used in investing activities	(343,706,773)	(101,157,907)	(60,503,023)

Cash flows from financing activities:

Proceeds from short-term loans	483,861,000	—	—
Repayment of bank loans	—	—	(10,000,000)
Distribution of profits	(696,977,975)	(413,341,032)	(48,451,605)
Net cash used in financing activities	(213,116,975)	(413,341,032)	(58,451,605)

Net change in cash and cash equivalents	39,767,274	118,552,074	10,548,251
Cash and cash equivalents at beginning of year	213,226,420	94,674,346	84,126,095

Cash and cash equivalents at end of year	252,993,694	213,226,420	94,674,346

The accompanying notes are an integral part of these financial statements.

	2005	2004	2003

Cash payment for interest during the year	12,511,383	—	183,972

Cash payment for income tax during the year	77,709,378	43,969,703	—

Significant non-cash transactions:

Investment in an investee by injection of fixed assets	4,963,356	—	—

Dividends paid with notes receivable (Note 20)	200,927,844	—	—

Dividends paid with notes payable (Note 20)	205,000,000	—	—

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

IN RENMINBI

	Pain-in Capital	Capital Surplus	Surplus Reserves	Retained Earnings	Total
	RMB	RMB	RMB	RMB	RMB

Balance at January 1, 2003	414,198,250	3,040,934	—	58,375,429	475,614,613

Capital injection during the year	337,285,410	—	—	—	337,285,410
Non-cash assets donation received from owner	—	91,265	—	—	91,265
Net profit for the year	—	—	—	446,924,183	446,924,183
Appropriation to surplus reserves	—	—	8,756,315	(8,756,315)	—
Profit distribution to owners	—	—	—	(48,451,605)	(48,451,605)

Balance at December 31, 2003	751,483,660	3,132,199	8,756,315	448,091,692	1,211,463,866

Net profit for the year	—	—	—	745,647,583	745,647,583
Appropriation to surplus reserves	—	—	17,588,980	(17,588,980)	—
Profit distribution to owners	—	—	—	(413,341,032)	(413,341,032)

Balance at December 31, 2004	751,483,660	3,132,199	26,345,295	762,809,263	1,543,770,417

Non-cash assets donation received from owner	—	161,820	—	—	161,820
Net profit for the year	—	—	—	501,936,729	501,936,729
Appropriation to surplus reserves	—	—	46,932,160	(46,932,160)	—
Profit distribution to owners	—	—	—	(1,102,905,819)	(1,102,905,819)

Balance at December 31, 2005	751,483,660	3,294,019	73,277,455	114,908,013	942,963,147

The accompanying notes are an integral part of these financial statements.

DONGFENG CUMMINS ENGINE COMPANY LIMITED

NOTES TO THE FINANCIAL STATEMENTS

1.                                    Organization and principal activities

Dongfeng Cummins Engine Company Limited (the “Company”) is a sino-foreign equity joint venture amongst Cummins Engine Company, Inc. (“Cummins USA”), Cummins (China) Investment Co., Ltd. (“CCI”) and Dongfeng Automobile Co., Ltd. (“Dongfeng Auto”) established under the relevant laws and regulations of the People’s Republic of China (the “PRC”).

The Company, established on May 14, 1996, is engaged in the manufacture and sale of diesel engines, related parts and the provision of after-sale services.

On February 22, 2003, Cummins USA, CCI and Dongfeng Auto reached an agreement (“the Agreement”) to increase the Company’s paid-in capital. According to the Agreement, Dongfeng Auto increased its interest in the Company by contributing certain fixed assets and construction in progress of its Diesel Engine Branch, while Cummins USA increased its interest in the Company by contributing cash and certain fixed assets and construction in progress of its subsidiary, Cummins (Xiangfan) Machining Co., Ltd. Subsequent to the capital increase, Cummins USA, CCI and Dongfeng Auto each holds 40%, 10% and 50%, respectively, of the paid-in capital of the Company.

The Company has a term of 35 years from the date of establishment and may be extended subject to the unanimous approval of the Board of Directors and the approval of the relevant PRC authorities.

2.                                    Summary of significant accounting policies

Basis of presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition

The Company recognizes revenues on the sale of products, net of estimated costs of returns, allowances and sales incentives, when it is realized or realizable, which generally occurs when persuasive evidence of an arrangement exists, the product has been shipped and legal title and all risks of ownership have been transferred, customer acceptance has occurred and payment is reasonably assured.

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

Cash and cash equivalents

Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in the balance sheet for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.

Inventories

Inventories are stated at the lower of cost or market value. Inventory cost calculated on the weighted average basis comprises materials, direct labor and the manufacturing overhead expenditures. Inventory reserves include provisions for obsolete and excess inventory based on management’s forecasts of demand over specific future time horizons and reserves to value our inventory at the lower of cost or market which rely on forecasts of average selling prices (ASPs) in future periods.

Restricted bank deposit

The restricted bank deposit represents the pledge for letter of credit. Reclassification has been made to prior year balance of Rmb 455,814 from cash and cash equivalents to restricted bank deposit in order to conform to the current year presentation.

Investments in joint ventures

The equity method is used to account for the Company’s investments in joint ventures in which the Company has the ability to exercise significant influence, generally represented by common stock ownership or partnership equity of at least 20 percent but not more than 50 percent. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by the Company’s share of equity in earnings or losses after the date of acquisition.

Investment amounts in excess of the Company’s share of an investee’s assets are amortized over the life of the related asset creating the excess. If the excess is goodwill, then it is not amortized. Equity in earnings or losses of each investee is recorded according to the Company’s level of ownership; if losses accumulate, the Company records its share of losses until the investment has been fully depleted. When the investment has been fully depleted, the Company recognizes additional losses only when the Company is the primary funding source.

The Company eliminates (to the extent of its ownership percentage) the profit in inventory held by its equity method investees that has not yet been sold to a third party. The Company’s investments are classified as “Investments in and advances to equity investees” in the Balance Sheets. The Company’s shares of the result from joint ventures are reported in the Statements of Operations as “Equity on income (loss) from investees”.

Property, plant and equipment, net

Property, plant and equipment are recorded at costs. Property, plant and equipment are depreciated over their estimated useful lives on a straight-line basis, taking into account their residual value which is estimated at 10% of cost. The applicable useful lives of property, plant and equipment are as follows:

Years

Buildings	20
Production machinery	10
Vehicles	5
Office equipment	5

Major additions and betterments are capitalized and depreciated over their estimated useful lives and repairs and maintenance expenses are charged to the Statement of Operations in the period incurred.

Upon retirement or other disposal of fixed assets, the costs and related amounts of accumulated depreciation are reversed from the asset and accumulated depreciation accounts, respectively. The difference, if any, between the net asset value and the proceeds is adjusted to earnings.

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

No interest cost was capitalized in 2005 (2004: nil).

Impairment of long-lived assets

The Company reviews long-lived assets for possible impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such assets may not be recoverable. The Company asseses the recoverability of the carrying value of the long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment of a long-lived asset or asset group exists when the expected future pre-tax cash flows (undiscounted and without interest charges) estimated to be generated by the asset or asset group is less than its carrying value. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value of the asset or asset group. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in an impairment charge.

Intangible assets

Intangible assets with finite useful lives are subject to amortization. Intangible assets are presented at cost and are amortized on the straight-line basis over their estimated useful lives. The applicable useful lives are as follows:

Years

Land occupancy rights	35
Proprietary technology	7
Software	5

Operating leases

Payments made under operating leases are expensed on a straight-line basis over the lease periods of the leases.

Product coverage

The Company charges the estimated costs of product coverage programs, other than product recalls, to earnings at the time products are shipped to customers. The Company uses historical experience of product coverage programs to estimate the remaining liability for various product coverage programs. As a result of the uncertainty surrounding the nature of product recall programs, the liability for such programs is recorded when the recall action is announced. The liability for these programs is reviewed and assessed on a quarterly basis.

Below is the summary of the activities of the product coverage liability account for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	RMB	RMB	RMB

Beginning balance	74,734,593	20,812,031	1,332,790
Provision for warranties issued	56,037,554	104,788,040	38,443,586
Payments	(68,844,276)	(50,865,478)	(18,964,345)

Ending balance	61,927,871	74,734,593	20,812,031

Allowance for doubtful accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable. The Company determines the allowance based on historical collection experience and by performing an analysis of the accounts receivable in light of the current economic environment. The Company reviews allowance for doubtful accounts on a regular basis. In addition, when necessary, the Company provides an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which the Company determines that it is probable the receivable will not be recovered. The activities in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 were as follows:

	2005	2004	2003
	RMB	RMB	RMB

Beginning balance	283,330	569,283	77,166
Provision	—	73,447	943,302
Write-offs	(84,175)	—	(451,185)
Recovery	(41,377)	(359,400)	—

Ending balance	157,778	283,330	569,283

Research and development

Research and development costs are charged to operations as incurred. For the year ended December 31, 2005, the Company incurred research and development costs amounting to RMB34,963,569 (2004: RMB7,770,672; 2003:RMB4,274,654).

Shipping and handling

Shipping and handling costs are included in selling expenses. For the year ended December 31, 2005, the Company incurred shipping and handling costs amounting to RMB18,266,443 (2004: RMB13,873,150; 2003: RMB7,537,492).

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

The following table lists the major related parties and their relationship with the Company:

Name of related parties	Relationship with the Company

Cummins USA	Owner
CCI	Owner
Dongfeng Auto	Owner
Dongfeng Motor Co., Ltd. (“Dongfeng Motor”)	Parent company of Dongfeng Auto
Dongfeng Motor Corporation (“Dongfeng Corporation”)	A company has indirect beneficial interest in Dongfeng Motor
Darlington Engine Co., Ltd. (“Darlington UK”)	Subsidiary of Cummins USA
Cummins Engine (Shanghai) Trade & Service Co., Ltd. (“Cummins Shanghai”)	Subsidiary of CCI
Cummins (Xiangfan) Machining Co., Ltd. (“CXMC”)	Subsidiary of Cummins USA
Cummins India Co., Ltd (“Cummins India”)	Subsidiary of Cummins USA
Cummins Brazil Co., Ltd (“Cummins Brazil”)	Subsidiary of Cummins USA
Marketing Department of Dongfeng Motor Inc. Commercial Vehicle Branch (“Marketing Department of DFCV”)	Subsidiary of by Dongfeng Motor
Wuxi Holset Engine Co., Ltd. (“Wuxi Holset)	Subsidiary of Cummins USA

The following table summarizes related party sales for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	RMB	RMB	RMB

Dongfeng Motor and its subsidiaries	2,374,998,258	3,945,142,313	2,326,766,421
Cummins Shanghai	3,580,514	36,060,515	11,278,938
CCI	—	10,221,875	98,482,778
Cummins USA	—	26,110,359	—
Others	6,015,799	7,497,280	3,416,498

	2,384,594,571	4,025,032,342	2,439,944,635

Dongfeng Auto, a subsidiary of Dongfeng Motor, is a major customer of the Company for 6B engines. The selling price to Dongfeng Auto is determined and adjusted on a quarterly basis. The adjustment to the selling price is not applied retrospectively to previous quarter’s sales. Selling price to Dongfeng Auto may differ from that to other customers.

The following table summarizes related party purchases included in “Cost of sales” in the Statement of Operations for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	RMB	RMB	RMB

Cummins USA	653,613,217	642,015,692	—
Dongfeng Motor and its subsidiaries	606,482,317	890,635,572	399,358,149
Wuxi Holset	111,228,474	180,254,869	—
Darlington UK	100,050,014	84,193,653	494,166,790
Others	7,254,612	9,382,197	5,525,818

	1,478,628,634	1,806,481,983	899,050,757

The following table summarizes other related party transactions for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
	RMB	RMB	RMB

Royalty fee
- Cummins USA	33,415,791	42,323,581	18,429,866

Sales commission fee
- CCI	5,171,892	2,656,028	2,199,674

Management fee
- CCI	12,285,484	9,933,775	8,071,192

Warranty service charge
- Marketing Department of DFCV	61,453,586	66,689,182	117,560,056

Research and development fee
- Cummins USA	8,475,547	—	—

Land rental expense
- Dongfeng Corporation	3,405,916	3,405,916	3,405,916

Rental income
- CXMC	—	—	237,000

After-sales service network fee
- CCI	—	—	10,000,000
- Dongfeng Auto	—	—	10,000,000

	—	—	20,000,000

The following tables summarizes significant balances with related party:

	December 31, 2005	December 31, 2004
	RMB	RMB
Amounts due from related parties
- Dongfeng Motor and its subsidiaries	210,924,848	760,103,109
- Cummins Brazil	2,027,338	—
- Cummins India	1,334,995	—
- Cummins USA	—	30,549,407
- CCI	—	1,261,560
- Others	455,883	951,235

	214,743,064	792,865,311

	December 31, 2005	December 31, 2004
	RMB	RMB
Amounts due to related parties
- Cummins USA	168,437,374	36,620,259
- Dongfeng Motor and its subsidiaries	80,978,863	163,881,211
- Darlington UK	13,458,931	165,942,288
- Wuxi Holset	15,782,013	—
- CCI	16,019,266	6,732,298
- Others	7,112,626	—

	301,789,073	373,176,056

	December 31, 2005	December 31, 2004
	RMB	RMB
Notes payable (Note 10)
- Dongfeng Auto	205,000,000	—

4.                                    Notes receivable

All notes receivable are issued by banks and due within 1 - 6 months.

5.                                    Inventories

Inventories are composed of the following:

	December 31, 2005	December 31, 2004
	RMB	RMB

Raw materials	667,529,449	514,479,380
Work in process	31,652,898	52,512,518
Finished goods	48,595,685	103,231,417
	747,778,032	670,223,315

Less: provision	(16,454,091)	(34,748,955)

	731,323,941	635,474,360

6.                                    Other current assets

	December 31, 2005	December 31, 2004
	RMB	RMB

Other receivables	9,497,571	1,940,759
Deferred expense	5,312,500	—

	14,810,071	1,940,759

7.                                    Property, plant and equipment, net

Property, plant and equipment comprised the following:

	December 31, 2005	December 31, 2004
	RMB	RMB

Buildings	176,731,323	170,274,553
Production machinery	861,294,049	834,153,046
Vehicles	6,547,952	6,337,526
Office equipment	23,753,861	18,780,452
Construction in progress	361,094,775	69,586,910
	1,429,421,960	1,099,132,487

Less: accumulated depreciation	(452,710,087)	(436,167,333)

	976,711,873	662,965,154

Depreciation expense for the year ended December 31, 2005 was RMB67,431,447 (2004: RMB65,787,651; 2003: RMB61,927,941).

8.                                    Intangible assets

The gross and net balances of intangible assets were:

	December 31, 2005	December 31, 2004
	RMB	RMB

Land occupancy rights - gross	9,774,040	9,774,040
Less: accumulated amortization	(1,665,050)	(1,375,325)

Net	8,108,990	8,398,715

Proprietary technology - gross	41,488,327	41,488,327
Less: accumulated amortization	(38,989,068)	(32,990,749)

Net	2,499,259	8,497,578

Software - gross	10,600,472	9,738,672
Less: accumulated amortization	(4,227,794)	(2,225,036)

Net	6,372,678	7,513,636

Total	16,980,927	24,409,929

For the year ended December 31, 2005, amortization expense for intangibles amounted to RMB8,290,803 (2004: RMB7,049,182; 2003: RMB6,973,227). The estimated amortization expense for the five succeeding years, assuming no further acquisitions or disposals, is approximately RMB4,835,683 in 2006, RMB1,641,215 in 2007, RMB1,546,256 in 2008, RMB1,492,590 in 2009, and RMB290,010 in 2009.

9.                                    Investment in equity investees

	December 31, 2004	Change in investment cost	Equity on loss of investees	December 31, 2005
	RMB	RMB	RMB	RMB
Associates
- Fuda Dongkang Crank Co. Ltd.	—	4,955,059	—	4,955,059
- Cummins East Asia Research and Development Co. Ltd.	—	36,648,810	(918,563)	35,730,247

	—	41,603,869	(918,563)	40,685,306

Details of the investees are as the following:

Name of investees	Location	Registered capital		Business scope	The Company’s investment		Direct interest

Fuda Dongkang Crank Co. Ltd.	Xiangfan, the PRC	RMB	20,000,000	Develop, produce and sell crank and spare parts of automobiles (except engine)	RMB	5,000,000	25%

Cummins East Asia Research and Development Co. Ltd.	Wuhan, the PRC	US$	10,000,000	Research and develop diesel and compressed natural gas engine	US$	4,500,000	45%

10.                             Notes payable

All notes payable are issued by banks to Dongfeng Auto, owner of the Company, and due within 1-6 months.

11.                             Short-term loans

As of December 31, 2005, all short-term loans are unsecured and bear interest at the following rates:

	Original currency		RMB equivalent	Annual interest rate
			RMB

China Construction Bank	RMB	40,000,000	40,000,000	4.698%
Industrial and Commercial Bank of China	US$	20,000,000	161,404,000	LIBOR 3 month + 0.8%
Bank of China	US$	35,000,000	282,457,000	LIBOR 1 month + 1.1%

			483,861,000

Interest expense incurred in relation to short-term bank loans in 2005 are RMB7,415,593 (2004 and 2003:nil).

12.                             Other current liabilities

Other current liabilities are composed of the following:

	December 31, 2005	December 31, 2004
	RMB	RMB

Welfare payable	22,853,455	5,346,173
Value added tax & other taxes payable	19,860,170	28,768,404
Advance from customers	8,196,372	19,561,421
Other payable	20,251,157	10,830,796

	71,161,154	64,506,794

13.                             Other long-term liabilities

Pursuant to the land use right transfer agreement dated December 24, 1996 (the “Contract Date”) reached by the Company and the Land Bureau of Xiangfan, Hubei Province, the Company is entitled to use a parcel of land of 65,800 square meters in the Xiangfan Automobile Industry Development Zone for a period of thirty-five years starting from the Contract Date.

As consideration, a land use fee amounting to RMB8,504,040 should be paid in three installments. The first 30% installment has been paid within ten days of the Contract Date and the second 30% installment has been paid before December 30, 2001. The third 40% installment should be paid before December 30, 2011. Up to December 31, 2005, the Company has paid RMB1,500,000 of the third installment.  The remaining third installment balance is recorded as other long-term liabilities.

14.                               Deferred income

	December 31, 2005	December 31, 2004
	RMB	RMB

Deferred income	6,880,729	—

In 2005, according to Xiang Guo Shui Han [2005] No. 23, the Company is entitled to a government grant of RMB7,266,564 arising from the purchase of equipment manufactured domestically. The government grant is accounted for as deferred income and amortized over the estimated useful life of the related equipment acquired. In 2005, RMB385,835 of the deferred income (2004: nil) was amortized and credited to cost of sales.

15.                             Taxation

(a)                                Income taxes

The statutory income tax rate in the People’s Republic of China (the “PRC”) is 33%.  However, since the Company is located in a national high-tech development zone and is qualified as a high-tech enterprise, the applicable enterprise income tax rate is 15% and the local tax rate is 3%, resulting in an aggregate tax rate of 18%, and as approved by the PRC tax authorities, the Company is not subject to local income tax. In addition, in accordance with the PRC Law of Enterprise Income Tax for Enterprises with Foreign investment and Foreign Enterprises, the Company is subject to a two-year exemption from enterprise income taxes followed by a three-year of a 50% tax reduction, commencing from the first cumulative profit-making year net of losses carried forward from the previous 5 years. Further, in accordance with relevant tax regulations, any new capital injection into the Company is subject to separate preferential income tax policy.

The Company increased its capital in 2003 (Note 1) and the newly injected capital in 2003 represented 50% of the total paid-in capital of the Company, (capital injected prior to 2003 is referred to as the “First Injection”, and capital injected post 2002 is referred to as the “Second Injection”). Pursuant to Xiang Guo Shui Zi Fa [2004] No.14 issued by the local tax authority, profit generated from the Second Injection is subject to a two-year exemption from enterprise income taxes followed by a three-year of a 50% enterprise income tax reduction commencing from the first cumulative profit-making year. Further, according to the relevant approval, the taxable profit of the Company arising from the First Injection and the Second Injection can be estimated based on the ratio of the capital injected during these two periods.

The first profit-making year of the First Injection and Second Injection was 2002 and 2003, respectively. In this connection, the Company is entitled to 50% reduction of enterprise income tax in 2005. As approved by the tax authorities, the enterprise income tax rate for the Company in 2005 is 10%.

Tax adjustment items are applied to revenue less cost and expenses, as well as gains and losses to arrive at taxable income. For the year ended December 31, 2005, significant components of adjustments from total accounting profit to taxable income included provision for bad debt, inventory provision and provision for product warranty, which are not tax deductible in the current year.

Income tax expense (benefit) comprised:

	2005	2004	2003
	RMB	RMB	RMB

Income tax - current year	51,732,990	75,714,327	—
Income tax - 2004 tax rate adjustment (note a)	(25,238,109)	—	—
Deferred taxation relating to the origination and reversal of temporary differences	18,784,209	(6,553,244)	(6,138,983)
	45,279,090	69,161,083	(6,138,983)

Note:

(a)               In 2004, the Company had reported and paid enterprise income tax for profit generated from the First Injection at an income tax rate of 15%.  Since 2004 was the third cumulative profit-making year for the First Injection, as approved by the local tax authorities in September 2005, the enterprise income tax rate for this portion of profit in 2004 should be 10%.  As such, the Company credited the over-paid enterprise income tax of RMB25,238,109 from the income tax expense in 2005.

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

(c)                                Deferred tax

Tax effect of temporary differences between the tax bases of assets or liabilities and their reported amounts in financial statements that give rise to net deferred tax assets were:

	December 31, 2005	December 31, 2004
	RMB	RMB

Asset appreciation on contributed assets	11,191,213	22,760,629
Product coverage	6,556,139	11,210,189
Provision on receivables and inventories	1,661,187	5,254,842
Accrued research and development expenses	847,555	—
Accrued bonus	614,729	—
Accrued custom duty & freight fee	458,972	—
Reserve on staff retrenchment	165,207	1,039,861
Assets received through donation	—	13,690

Deferred tax assets	21,495,002	40,279,211

The deferred income tax balances are classified in the balance sheets as follows:

	December 31, 2005	December 31, 2004
	RMB	RMB

Current	9,457,922	16,605,385
Non-current	12,037,080	23,673,826

	21,495,002	40,279,211

No valuation allowance is recorded to reduce the gross deferred tax assets.

The income tax expense for the years ended December 31, 2005, 2004 and 2003 can be reconciled to the profit per the Statement of Operations as follows:

	2005	2004	2003
	RMB	RMB	RMB

Income before income tax	547,215,819	814,808,666	440,785,200

Tax calculated at statutory rate of 33%	180,581,220	268,886,860	145,459,116
Tax effect of tax holiday and tax concession	(126,714,049)	(199,876,893)	(154,400,740)
Tax effect of change of 2004 applicable tax rate	(8,621,415)	—	—
Tax effect of (non-taxable income) / non-deductible expense – net	(269,792)	151,116	2,802,641
Others	303,126	—	—

Total income tax expense	45,279,090	69,161,083	(6,138,983)

16.                             Reserve for staff retrenchment

During 2003, the Company initiated and completed a plan to reduce the Company’s work force.  As a result, 46 employees were retired prior to their statutory retirement age in 2004. The Company recorded a reserve of RMB6,483,141 in 2003 of estimated employee related termination cost, which will be paid over the next 12 years. For the year ended December 31, 2005, the Company paid RMB1,310,798 (2004: RMB1,267,524; 2003: RMB704,697) to the early retired employees as retirement compensation.

	2005	2004	2003
	RMB	RMB	RMB

Beginning balance	4,510,920	5,778,444	—
Provision	—	—	6,483,141
Reversal	(1,793,761)	—	—
Payments	(1,310,798)	(1,267,524)	(704,697)

Ending balance	1,406,361	4,510,920	5,778,444

Less: Current portion	685,477	935,693	1,064,119

Non-current portion	720,884	3,575,227	4,714,325

17.                             Fair value of financial instruments

The Company’s financial instruments comprised of cash, trade receivables and payables, notes receivable and payable, and short-term bank loans.  Due to the short-term nature of these instruments and the related interest rates, the carrying amounts approximate fair values.

18.                               Paid-in capital

	December 31, 2005	December 31, 2004
	RMB	RMB

Cummins USA	252,063,985	252,063,985
CCI	82,819,550	82,819,550
Dongfeng Auto	416,600,125	416,600,125

	751,483,660	751,483,660

As of December 31, 2005, the Company has fully paid its registered capital in conformity with PRC law and regulations.

19.                             Capital surplus

Capital surplus mainly represents exchange difference relating to foreign currency capital contribution in accordance with the joint venture contract.

20.                             Surplus reserves and profit appropriations

In accordance with the “Law of the PRC on Joint Ventures Using Chinese and Foreign Investment” and the Company’s Articles of Association, appropriations from net profit should be made to the Reserve Fund, the Staff and Workers’ Bonus and Welfare Fund and the Enterprise Expansion Fund, after offsetting accumulated losses from prior years, and before profit distributions to the investors. The percentages to be appropriated to these funds are determined by the Board of Directors of the Company.

The Staff and Workers’ Bonus and Welfare Fund is available to fund payments of special bonuses to staff and for collective welfare benefits. Upon approval from the Board of Directors, the Reserve Fund can be used to offset accumulated losses or to increase capital. The Enterprise Expansion Fund can be used to expand production or to increase capital.

According to resolutions at the Board of Directors’ meetings dated April 18, 2005 and November 9, 2005, the Company appropriated 2% of its net income of RMB735,945,770 for the year ended December 31, 2004 and RMB437,358,294 from January 1 to September 30, 2005 (as reported under the accounts prepared in accordance with accounting standards generally accepted in the PRC) to the Reserve Fund, 2% to the Staff and Workers’ Bonus and Welfare Fund, and 2% to the Enterprise Expansion Fund.

In addition, dividends of RMB1,102,905,819 (2004: RMB413,341,032; 2003: RMB48,451,605) were declared to the investors in 2005 of which RMB 696,977,975 was settled by cash, RMB200,927,844 was settled by transferring certain of the Company’s notes receivables to the investors, and RMB205,000,000 was settled by issuing notes payable to the investors.

The reserve fund and Enterprise Expansion Fund are recorded in the surplus reserves account. The activities in the surplus reserves account for the years ended December 31, 2005, 2004 and 2003 was as follows:

	Surplus reserves
	Reserve Fund	Enterprise Expansion Fund	Total
	RMB	RMB	RMB
Balances at January 1, 2003	—	—	—
Current year additions	7,005,051	1,751,264	8,756,315

Balance at December 31, 2003	7,005,051	1,751,264	8,756,315
Current year additions	8,794,490	8,794,490	17,588,980

Balance at December 31, 2004	15,799,541	10,545,754	26,345,295
Current year additions	23,466,080	23,466,080	46,932,160

Balance at December 31, 2005	39,265,621	34,011,834	73,277,455

According to generally accepted accounting principles in the United States of America, appropriation to Staff and Workers’ Bonus and Welfare Fund of RMB23,466,080 during the year ended December 31, 2005 (2004: RMB8,794,490; 2003: RMB1,167,509) were accounted for as expenses and the balance of the fund is recorded as welfare payable in other current liabilities.

21.                               Segment information

The Company is principally engaged in the sales of engine products under one reportable segment.  During the year ended December 31, 2005, all of the sales of engine products were conducted in the PRC, except for sales of engine products of RMB29,337,570 (2004: RMB64,694,874; 2003: nil) that were made to overseas customers.

The Company’s largest customers are Dongfeng Motor and its subsidiaries. For the year ended December 31, 2005, sales to Dongfeng Motor and its subsidiaries amounted to RMB2,374,998,258 (2004: RMB3,945,142,313; 2003: RMB 2,326,766,421), representing 66% (2004: 83%; 2003: 89%) of the Company’s net sales. No other customer accounted for more than 10% of the Company’s net sales in 2005, 2004 and 2003.

22.                             Retirement benefit arrangements

In accordance with statutory regulations in the PRC, the Company participates in a government sponsored pension plan which provides retirement benefits to the Company’s employees through a defined contribution plan.  Regulations issued by the local labor bureau require the Company to pay a monthly premium to the local labor bureau based on 36% (2004: 34%; 2003: 32%) of its current employees’ total salaries, of which 30% (2004: 28%; 2003: 26%) are borne by the Company and the remaining 6% (2004 and 2003: 6%) are borne by the employees. The local labor bureau is responsible for meeting all retirement benefit obligations and the Company has no further commitments beyond the monthly premium.

For the year ended December 31, 2005, the Company incurred retirement expenses amounting to RMB14,913,260 (2004: RMB13,003,479; 2003: RMB13,726,177).

23.                               Leases

The Company leases land, office equipment and automobiles for varying periods under lease agreements. Most of the leases are non-cancellable and all leases are operating leases with fixed monthly rental payments, expiring over the next 3 to 35 years. For the year ended December 31, 2005, rental expenses under these leases amounted to RMB6,440,302  (2004: RMB5,612,302; 2003: RMB3,711,937).

Following is a summary of the future minimum lease payments at December 31, 2005 and 2004:

	2005	2004
	RMB	RMB

Within 1 year	5,838,226	5,987,476
Between 1-2 years	4,674,626	5,764,456
Between 2-3 years	4,409,996	4,511,566
Between 3-4 years	4,392,916	4,392,916
Between 4-5 years	4,392,916	4,392,916
More than 5 years	92,251,236	96,644,152

Total future minimum lease payments	115,959,916	121,693,482

24.                             Capital Commitment

As of December 31, 2005, the Company has various equipment renovation projects in progress. Committed capital expenditure in connection with these projects approximates

RMB184,868,513 (2004: RMB175,726,239).

25.                             Investment commitment

According to an agreement signed between the Company and Guilin Fuda Group Co., Ltd. on July 18, 2005, the Company is committed to invest production machinery of RMB20,000,000 to establish Fuda Dongkang Crank Co., Ltd.  At December 31, 2005, the Company had invested production machinery of RMB5,000,000, and the remaining machinery of RMB15,000,000 will be invested to Fuda Dongkang Crank Co., Ltd. before June 1, 2006.

26.                             Concentration of credit risk

Sales to the Company’s largest customers, Dongfeng Motor and its subsidiaries, represented 66% of total revenue for the year ended December 31, 2005 (2004: 83%; 2003: 89%). Amounts due from Dongfeng Motor and its subsidiaries represented 78% of the total trade receivables  (including third party receivable and amounts due from related parties) as of December 31, 2005 (2004: 90%).

27.                             Risk and uncertainties

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

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable.  As of December 31, 2005, substantially all of the Company’s cash and cash equivalents were held in financial institutions located in the PRC.  Trade receivables are typically unsecured, denominated in Renminbi, and are derived from revenues earned from customers primarily located in the PRC.  The Company performs ongoing credit evaluations of its customers and, if necessary, maintains reserves for potential credit losses.  Historically, such losses have been within management’s expectations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ MARSHA L. HUNT
Marsha L. Hunt
Vice President—Corporate Controller (Principal Accounting Officer)

Date: March 10, 2006