Form 10-Q
period 2006-04-02
CUMMINS INC
filed 2006-05-09
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2006

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

Large accelerated filer☒      Accelerated filer  ☐             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

As of April 2, 2006, there were 46,437,699 shares of common stock outstanding with a par value of $2.50 per share.

1

CUMMINS INC.  AND CONSOLIDATED SUBSIDIARIES
TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended
	April 2,	March 27,
	2006	2005
	Millions (except per share amounts)
Net sales (includes related party sales of $361 and $263, respectively)	$2,678	$2,208
Cost of sales (includes related party purchases of $90 and $39, respectively)	2,079	1,752
Gross margin	599	456

Operating expenses and income
Selling and administrative expenses	301	259
Research and engineering expenses	82	63
Investee equity, royalty and other income (Note 2)	(31)	(34)
Other operating income, net	(1)	—

Operating earnings	248	168

Interest income	(9)	(5)
Interest expense	27	28
Other expenses, net	2	10
Earnings before income taxes and minority interests	228	135

Provision for income taxes (Note 4)	85	34
Minority interests in earnings of consolidated subsidiaries	8	4
Net earnings	$135	$97

Earnings per share (Note 10)
Basic	$3.04	$2.20
Diluted	$2.70	$1.96

Cash dividends declared per share	$0.30	$0.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2,	December 31,
	2006	2005
	Millions (except par value)
ASSETS
Current assets
Cash and cash equivalents	$676	$779
Marketable securities	58	61
Receivables, net	1,482	1,314
Receivables from related parties	138	109
Inventories (Note 3)	1,251	1,174
Deferred income taxes	365	363
Prepaid expenses and other current assets	118	116
Total current assets	4,088	3,916
Long-term assets
Property, plant and equipment, net of accumulated depreciation of $2,446 and $2,384	1,535	1,557
Investments in and advances to equity investees	287	278
Goodwill (Note 5)	358	358
Other intangible assets, net (Note 5)	105	100
Deferred income taxes	449	500
Other assets	175	176
Total assets	$6,997	$6,885
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings	$162	$154
Accounts payable	1,014	904
Other accrued expenses	1,080	1,160
Total current liabilities	2,256	2,218
Long-term liabilities
Long-term debt	1,164	1,213
Pensions	386	396
Postretirement benefits other than pensions	550	554
Other liabilities and deferred revenue	428	415
Total liabilities	4,784	4,796
Commitments and contingencies (Note 8)	—	—
Minority interests	235	225
Shareholders’ equity
Common stock, $2.50 par value, 150 shares authorized, 48.7 and 48.5 shares issued	122	121
Additional contributed capital	1,205	1,201
Retained earnings	1,480	1,360
Accumulated other comprehensive loss
Minimum pension liability adjustment	(523)	(523)
Foreign currency translation adjustments	(75)	(84)
Unrealized gain on marketable securities	2	3
Unrealized gain on derivatives	8	1
Total accumulated other comprehensive loss	(588)	(603)
Common stock in treasury, at cost, 2.2 and 2.0 shares	(132)	(101)
Common stock held in trust for employee benefit plans, 2.0 and 2.0 shares	(95)	(97)
Unearned compensation	(14)	(17)
Total shareholders’ equity	1,978	1,864
Total liabilities and shareholders’ equity	$6,997	$6,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	April 2,	March 27,
	2006	2005
Cash flows from operating activities	Millions
Net earnings	$135	$97
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	74	72
Gain on disposal of property, plant and equipment	(2)	(1)
Deferred income tax provision	51	16
Equity in earnings of investees, net of dividends	(5)	(19)
Minority interests in earnings of consolidated subsidiaries	8	4
Pension expense	28	26
Pension contributions	(41)	(11)
Stock-based compensation expense	4	3
Tax benefit on stock options exercised	—	1
Amortization of gain on terminated interest rate swaps	—	(1)
Translation and hedging activities	2	(1)
Changes in current assets and liabilities:
Receivables	(194)	(283)
Inventories	(75)	(53)
Other current assets	(18)	5
Accounts payable	108	120
Accrued expenses	(67)	(74)
Changes in long-term liabilities	(4)	18
Other, net	14	19
Net cash provided by (used in) operating activities	18	(62)
Cash flows from investing activities
Capital expenditures	(52)	(31)
Investments in internal use software	(12)	(6)
Proceeds from disposals of property, plant and equipment	22	10
Investments in and advances to equity investees	—	(5)
Investments in marketable securities—acquisitions	(38)	(26)
Investments in marketable securities—liquidations	42	39
Other, net	—	1
Net cash used in investing activities	(38)	(18)
Cash flows from financing activities
Proceeds from borrowings	19	25
Payments on borrowings and capital lease obligations	(64)	(294)
Net borrowings under short-term credit agreements	13	10
Distributions to minority shareholders	(6)	(5)
Dividend payments on common stock	(14)	(14)
Tax benefit on share-based awards	5	—
Proceeds from issuing common stock	4	7
Repurchases of common stock	(36)	—
Other, net	(5)	3
Net cash used in financing activities	(84)	(268)
Effect of exchange rate changes on cash and cash equivalents	1	(2)
Net decrease in cash and cash equivalents	(103)	(350)
Cash and cash equivalents at beginning of year	779	611
Cash and cash equivalents at end of period	$676	$261

Cash payments for:
Interest	$31	$38
Income taxes	$31	$20

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Cummins Inc. (“Cummins,” “the Company,” “Registrant,” “we,” “our,” or “us”) is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems.

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three month interim periods ended April 2, 2006 and March 27, 2005. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. The interim periods contain 13 and 12 weeks, respectively. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period condensed financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the Condensed Consolidated Financial Statements.  Significant estimates and assumptions in these Condensed Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, income taxes and deferred tax valuation allowances, lease classification and contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

You should read these interim condensed financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our interim period financial results for the three month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. Those shipping and handling costs associated with operations of our inventory distribution centers and warehouse facilities are classified as "Selling and administrative expenses" in our Condensed Consolidated Statements of Earnings. For the three months ended April 2, 2006 and March 27, 2005, these costs were approximately $33 million and $27 million, respectively.

Recently Adopted Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” This standard requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  We implemented the revised standard in the first quarter of 2006. Prior to January 1, 2006, we accounted for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.  SFAS No. 123R also requires prospective presentation of the “Tax benefit on share-based awards” as a financing activity rather than an operating activity in our Condensed Consolidated Statements of Cash Flows.  See Note 11 for the impact that the adoption of this standard had on our Condensed Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3.” This standard changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.  The adoption of this standard did not have a material impact on our Condensed Consolidated Financial Statements.

Accounting Pronouncements Issued But Not Yet Effective

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 changes certain accounting requirements for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The new standard also changed certain accounting requirements for interest-only and principal-only strips and other aspects of accounting for securitized financial assets.  The standard is effective for us beginning January 1, 2007.  We do not expect the adoption of SFAS No. 155 to have a material impact on our Condensed Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities.  In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 in effective January 1, 2007. The adoption of this Statement is not expected to have a material effect on our Condensed Consolidated Financial Statements.

NOTE 2.  INVESTMENTS IN EQUITY INVESTEES

Investee equity, royalty and other income included in our Condensed Consolidated Statements of Earnings for the interim reporting periods was as follows:

	Three months ended
	April 2,	March 27,
	2006	2005
	Millions
Dongfeng Cummins Engine Company, Ltd (DCEC)	$5	$15
North American distributors	9	6
Cummins Mercruiser	1	2
Chongqing Cummins	3	2
Tata Cummins	3	1
Fleetguard Shanghai	1	1
All others	4	1
Cummins share of net earnings	26	28
Royalty and other income	5	6
Investee equity, royalty and other income	$31	$34

NOTE 3.  INVENTORIES

Inventories included the following:

	April 2,	December 31,
	2006	2005
	Millions
Finished products	$629	$636
Work-in-process and raw materials	693	607
Inventories at FIFO cost	1,322	1,243
Excess of FIFO over LIFO	(71)	(69)
Total inventories	$1,251	$1,174

NOTE 4.  PROVISION FOR INCOME TAXES

Our income tax provision and resulting effective tax rate of 37 percent for the three months ended April 2, 2006, was increased due to a tax bill passed in Indiana during March 2006 that will have the effect of lowering our effective tax rate in Indiana over time.  As a result, our first quarter 2006 tax provision includes a $12 million charge, or $0.23 per share, to adjust deferred tax assets to their ultimate expected realizable value based upon this action.  Our effective tax rate in the first quarter of 2005 was 25 percent primarily due to research tax credits and reduced taxes on export earnings.  In addition, our provision was also reduced by a $6 million tax benefit on a planned distribution from DCEC which qualified for a special 85 percent deduction under The American Jobs Creation Act of 2004.

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the three month interim periods were as follows:

	Components	Power Generation	Engine	Distribution	Total
	Millions
Goodwill at December 31, 2005	$332	$13	$7	$6	$358
Additions	—	—	—	—	—
Translation and other	—	—	—	—	—
Goodwill at April 2, 2006	$332	$13	$7	$6	$358

Goodwill at December 31, 2004	$332	$11	$7	$5	$355
Additions	—	—	—	—	—
Translation and other	—	(1)	—	—	(1)
Goodwill at March 27, 2005	$332	$10	$7	$5	$354

The components of other intangible assets with finite lives subject to amortization were as follows:

	April 2,	December 31,
	2006	2005
	Millions
Software	$211	$199
Accumulated amortization	(110)	(103)
Net software	101	96
Trademarks, patents and other	6	6
Accumulated amortization	(2)	(2)
Net trademarks, patents and other	4	4
Total	$105	$100

NOTE 6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Postretirement
	Three months ended
	April 2,	March 27,	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005	2006	2005
	Millions
Service cost	$12	$11	$6	$6	$—	$—
Interest cost	27	27	11	13	8	10
Expected return on plan assets	(32)	(31)	(11)	(14)	—	—
Amortization of prior service cost (credit)	1	1	1	1	(3)	—
Recognized net actuarial loss	9	8	4	4	—	—
Net periodic benefit cost	$17	$16	$11	$10	$5	$10

For the three months ended April 2, 2006 and March 27, 2005 we contributed approximately $41 million and $11 million, respectively, to our pension plans and paid approximately $8 million and $9 million, respectively, of postretirement benefits.  We presently anticipate contributing approximately $129 million to $139 million to our pension plans and paying approximately $48 million in claims and premiums for postretirement benefits during the remainder of 2006.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

Our defined contribution plans incurred expenses of $13 million and $12 million for the three months ended April 2, 2006 and March 27, 2005, respectively.

NOTE 7.  PRODUCT WARRANTY LIABILITY

A summary of the activity in our current and long-term warranty liability accounts, as well as our deferred revenue accounts, for the three month interim periods follows:

	Three months ended
	April 2,	March 27,
	2006	2005
	Millions
Balance, beginning of period	$581	$495
Provision for warranties issued	84	64
Deferred revenue on extended warranty contracts sold	17	17
Payments	(74)	(40)
Amortization of deferred income on extended warranty contracts	(8)	(6)
Changes in estimates for pre-existing warranties	—	(3)
Foreign currency translation	1	(2)
Balance, end of period	$601	$525

          The amount of deferred revenue related to extended coverage programs at April 2, 2006, was $136 million.

At April 2, 2006, we had $27 million of receivables related to estimated supplier recoveries of which $19 million was included in “Receivables, net” and $8 million was included in “Other assets” on our Condensed Consolidated Balance Sheets.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

Our engine products are also subject to extensive statutory and regulatory requirements that directly or indirectly impose standards with respect to emissions and noise. In October 2002, we met stringent new emissions standards for all on-highway emission requirements. Additionally, throughout the latter half of 2004, the Environmental Protection Agency and the California Air Resources Board issued certificates and executive orders indicating that we have met the requirements to pull forward the reduction of emissions levels for off-highway engines of 300 to 750 horsepower that became effective under the consent decree on January 1, 2005.

U.S. Distributor Financing

Since 1997 we have had an operating agreement with a financial institution that requires us to guarantee revolving loans, equipment term loans and leases, real property loans and letters of credit made by the financial institution to certain independent Cummins and Onan distributors in the United States, and to certain distributors in which we own an equity interest.  The agreement has been amended, supplemented or otherwise modified several times since 1997 and in the first quarter of 2006, we amended, restated and simplified the terms of the operating agreement and removed the Cummins guarantee of distributor borrowings.

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at April 2, 2006, was $9 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these other guarantees was $24 million at April 2, 2006.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs.  At April 2, 2006, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $19 million.  However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

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

Joint Venture and Other Commitments

As of April 2, 2006, we have committed to invest $12 million into two joint ventures that were formed during 2005.  In addition as of April 2, 2006, we have committed to invest an additional $1 million in one of our distributor joint ventures.

NOTE 9.  COMPREHENSIVE EARNINGS

A reconciliation of our net earnings to comprehensive earnings was as follows:

	Three months ended
	April 2,	March 27,
	2006	2005
	Millions
Net earnings	$135	$97
Other comprehensive earnings (loss), net of tax:
Change in cumulative translation adjustment	9	(7)
Unrealized loss on marketable securities	(1)	—
Unrealized gain (loss) on derivatives	7	(2)
Comprehensive earnings	$150	$88

NOTE 10.  EARNINGS PER SHARE

We calculate basic earnings per share (EPS) of common stock by dividing net earnings by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if share based awards or debt securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.  We exclude shares of common stock held by our Retirement Savings Plan in the Employee Benefits Trust from the calculation of the weighted-average common shares outstanding until those shares are distributed from the trust.  The following is a reconciliation of net earnings and weighted-average common shares outstanding for purposes of calculating basic and diluted net earnings per share:

	Three months ended
	April 2,	March 27,
	2006	2005
	Millions (except per share amounts)
Net earnings for basic EPS	$134.6	$96.6
Interest on junior convertible subordinated debentures, net of tax	3.2	3.2
Net earnings for diluted EPS	$137.8	$99.8
Weighted-average common shares outstanding:
Basic	44.3	43.9
Dilutive effect of stock compensation awards	0.4	0.6
Dilutive effect of junior convertible subordinated debentures	6.3	6.3
Diluted	51.0	50.8
Earnings per share:
Basic	$3.04	$2.20
Diluted	$2.70	$1.96

NOTE 11.   STOCK INCENTIVE AND STOCK OPTION PLANS

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

The performance shares are granted as target awards and are earned based on the Company’s return on equity (ROE) performance. A payout factor has been established ranging from zero to 200 percent of the target award based on the actual ROE performance during the two-year period. Any shares earned are then restricted for one additional year. Employees leaving the Company prior to the end of the restriction period forfeit their shares. Compensation expense is recorded ratably over the period beginning on the grant date until the shares become unrestricted and is based on the amount of the award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

Under the stock incentive plan, restricted common stock is awarded from time to time at no cost to certain employees. Participants are entitled to cash dividends and voting rights. Restrictions limit the sale or transfer of the shares during a defined period. Generally, one-third of the shares are released after two years and one-third of the shares issued are released each year thereafter on the anniversary of the grant date, provided the participant remains an employee. Compensation expense is determined at the grant date and is recognized over the four-year restriction period on a straight-line basis.

Prior to January 1, 2006, we accounted for stock-based employee awards granted on or after January 1, 2003 utilizing the fair value method preferred by SFAS No. 123, “Accounting for Stock-Based Compensation.”   For awards granted prior to January 1, 2003, we applied the disclosure-only provisions of SFAS No. 123.  In accordance with SFAS No. 123, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our plans prior to January 1, 2003 and accordingly, did not recognize compensation expense for these plans because we granted options at exercise prices equal to the market value of our stock on the grant date.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 and supercedes APB No. 25.  We adopted this statement using the modified prospective transition method which does not require the restatement of prior periods.  SFAS No. 123R requires the recognition of expense for share-based payments to be recorded in the consolidated financial statements based on the grant date fair value and to be recognized over their vesting periods.   Under SFAS No. 123R, the Company is required to select a valuation technique or option-pricing model that meets the requirements of the standard.  Allowable valuation models include a binomial model and the Black-Scholes model.  At the present time, the Company is continuing to use the Black-Scholes model.  Because we had previously accounted for our awards at fair value under SFAS No. 123, the impact of adopting SFAS No. 123R was not material to our consolidated financial statements.  The two most significant changes related to accounting for forfeitures and accounting for tax benefits of awards.  SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.  The cumulative adjustment recorded by the Company upon the adoption of SFAS No. 123R for the estimated forfeitures on grants outstanding on the date of adoption was not material.  Excess tax benefits related to share-based compensation are now classified as a financing activity in the statement of cash flows rather than an operating activity.  For the three months ended April 2, 2006, we had $5 million of excess tax benefits related to share-based compensation presented in our Condensed Consolidated Statement of Cash Flows as a financing activity.

Compensation expense (net of forfeitures) related to our share-based plans for the first quarter of 2006 and 2005, was approximately $3 million in each quarter.  The excess tax benefit associated with option exercises and share vesting in the first quarter of 2006 and 2005, was approximately $5 million and $1 million, respectively.  The total unrecognized compensation expense (net of expected forfeitures) related to nonvested awards was approximately $29 million at April 2, 2006 and was expected to be recognized over a weighted-average period of 1.8 years.

The table below summarizes the activity in our stock option plans:

	Options	Weighted-average Exercise Price
Balance, December 31, 2005	399,700	$44.59
Granted	200	$104.61
Exercised	(108,530)	$44.55
Forfeited	—	—
Expired	—	—
Balance, April 2, 2006	291,370	$44.65

Exercisable, April 2, 2006	291,370	$44.65

The weighted-average grant date fair value of options granted by the Company during the first quarter of 2006 and 2005 was $104.61and $73.52, respectively.  The total intrinsic value of options exercised during the first quarter of 2006 and 2005 was approximately $8 million and $7 million, respectively.

The weighted-average grant date fair value of performance and restricted shares at April 2, 2006 and during the first quarter of 2006 is as follows:

	Performance Shares	Weighted-average Fair Value
Nonvested at December 31, 2005	722,650	$56.27
Granted	120,010	$97.56
Vested	(246,800)	$48.05
Forfeited	(9,520)	$51.76
Nonvested at April 2, 2006	586,340	$68.26

	Restricted Shares	Weighted-average Fair Value
Nonvested at December 31, 2005	1,000	$74.87
Granted	50,000	$107.85
Vested	—	$—
Forfeited	—	$—
Nonvested at April 2, 2006	51,000	$107.20

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three months ended
	April 2,	March 27,
	2006	2005
Expected life (years)	7	7
Risk-free interest rate	4.7%	4.2%
Expected volatility	28.8%	40.0%
Dividend yield	1.9%	2.5%

Expected life – The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based upon our historical data.

Risk-free interest rate – The risk-free interest rate assumption is based upon the observed U.S. treasury security rate appropriate for the expected life of the Company’s employee stock options.

Expected volatility – The expected volatility assumption is based upon the weighted-average historical daily price changes of the Company’s common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

Dividend yield – The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

 The table below summarizes stock option information for options outstanding, all of which are currently exercisable at April 2, 2006:

	Options Outstanding and Exercisable
Exercise Price Range	Number of Options	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Aggregate Intrinsic Value
$23.95 – 35.92	650	2.4	$32.01	$47,507
$35.93 – 53.89	258,700	4.7	$43.20	16,013,126
$53.90 – 105.58	32,020	2.0	$56.57	1,554,052
	291,370	4.4	$44.65	$17,614,685

NOTE 12.  OPERATING SEGMENTS

Our reportable operating segments consist of the following: Engine, Power Generation, Components and Distribution. This reporting structure is organized according to the products and markets each segment serves. We use segment EBIT (defined as earnings before interest expense, income taxes and minority interests) as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

A summary of operating results and net assets by segment for the three month periods is shown below:

	Engine	Power Generation	Components	Distribution	Eliminations	Total
	Millions
Three months ended April 2, 2006
Net sales	$1,821	$536	$555	$317	$(551)	$2,678
Investee equity, royalty and other income	17	3	2	9	—	31
Segment EBIT	179	45	31	31	(31)	255
Net assets	1,507	748	988	366	—	3,609

Three months ended March 27, 2005
Net sales	$1,480	$427	$473	$253	$(425)	$2,208
Investee equity, royalty and other income	25	1	2	6	—	34
Segment EBIT	117	15	23	20	(12)	163
Net assets	1,166	595	938	295	—	2,994

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Financial Statements is shown in the table below:

	Three Months Ended
	April 2,	March 27,
	2006	2005
	Millions
Segment EBIT	$255	$163
Less:
Interest expense	27	28
Earnings before income taxes and minority interests	$228	$135

	April 2,	March 27,
	2006	2005
	Millions
Net assets for operating segments	$3,609	$2,994
Liabilities deducted in arriving at net assets	3,385	3,252
Minimum pension liability excluded from net assets	(837)	(826)
Deferred tax assets not allocated to segments	814	978
Debt-related costs not allocated to segments	26	27
Total assets	$6,997	$6,425

NOTE 13.  SUBSEQUENT EVENT

On May 8, 2006, the Board of Directors approved the Company’s plan to redeem all of the 7% convertible quarterly income preferred securities (“preferred securities”) that were issued in June 2001 and on May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities.  As a result, the related $300 million of 7% convertible subordinated debentures (the “debentures”) included in “Long-term debt” on our Condensed Consolidated Balance Sheets at April 2, 2006, will be converted into shares of our common stock or redeemed in cash at the option of the holders.  See Note 11 to the Consolidated Financial Statements in our Annual Report to Shareholders on Form 10-K for more information regarding the preferred securities and debentures.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2005 Annual Report on Form 10-K. All references to earnings per share amounts are diluted per share amounts.  Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “RISK FACTORS RELATING TO OUR BUSINESS” included in Part I of our 2005 Annual Report on Form 10-K and “Disclosure Regarding Forward-Looking Statements” presented at the end of this section.  This overview summarizes the MD&A which includes the following sections:

  Executive Summary and Financial Highlights – a brief discussion providing an overview of our Company, highlighting the significant events affecting our Company and a summary of our Company’s financial performance.
  Results of Operations – an analysis of our consolidated results of operations for the periods presented in our Condensed Consolidated Financial Statements.
  Operating Segment Results – an analysis of the performance of each of our reportable operating segments for the periods presented in our Condensed Consolidated Financial Statements.
  Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, off balance sheet arrangements and contractual obligations.
  Critical Accounting Estimates – a summary of our critical accounting estimates and our policies relating to the application of those estimates.
  Disclosure Regarding Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and aftertreatment devices, fuel systems, controls and air handling systems. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including DaimlerChrysler AG (DaimlerChrysler), Volvo AB, PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), CNH Global N.V., Komatsu and Scania AB. We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories.

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

We maintain an internet website at www.cummins.com.  Investors can obtain copies of our filings with the Securities Exchange Commission (SEC) from this website free of charge, as well as from the SEC website at www.sec.gov.

We experienced another strong performance in the first quarter of 2006 with net earnings of $135 million, or $2.70 per diluted share, on net sales of $2.7 billion, compared to first quarter 2005 net earnings of $97 million, or $1.96 per diluted share, on net sales of $2.2 billion.  Net earnings and sales were a first quarter record for Cummins as we continue to benefit from improved economic conditions resulting in high levels of demand across our businesses.  All of our segments reported sales increases in the first quarter compared to a year ago, with particularly strong demand in the North American heavy-duty truck market where engine sales increased 24 percent and our market share remains stable.  Our joint ventures contributed $31 million, or 23 percent, of net earnings in the first quarter of 2006 compared to $34 million, or 35 percent of net earnings in 2005.

	Three Months Ended
	April 2, 2006	March 27, 2005
Consolidated Results	Millions (except earnings per share )
Net sales	$2,678	$2,208
Gross margin	599	456
Investee equity, royalty and other income	(31)	(34)
Operating earnings	248	168
Net earnings	135	97
Diluted earnings per share	$2.70	$1.96

 During the first quarter of 2006, we continued our commitment to building a strong balance sheet, diversifying our geographic markets and returning value to our shareholders.  Some of the transactions and events that highlight this are as follows:

   In January 2006, we signed a joint venture agreement with KAMAZ Inc., the largest vehicle manufacturer in Russia, to produce B Series engines under the name ZAO Cummins Kama.  The joint venture will build on the Cummins and KAMAZ relationship that dates back to the early 1980s.  Among the customers of the new company are KAMAZ trucks and buses, as well as trucks, buses and agricultural equipment produced by other manufacturers in Russia, Belarus and the Ukraine.
16

  In March 2006, we signed a feasibility study with Beiqi Foton Motor Company on the formation of a 50/50 joint venture company to produce two types of light-duty diesel engines for use primarily in the commercial market.  Beijing Foton Cummins Engine Company will be based in Beijing and will produce engines based on Cummins designs.  The feasibility study will outline the parameters of the partnership and is the final step before a joint venture agreement is signed.  The joint venture is expected to begin operation in 2006, with production starting as early as 2008.

  Our level of debt at April 2, 2006 has decreased by $41 million since December 31, 2005 and our debt-to-capital ratio has improved to 40.1 percent at April 2, 2006 from 42.3 percent at December 31, 2005.  As previously announced, we intend to repay our $250 million 9.5% notes in December 2006, the first call date for the debt.  The notes were issued in 2002 and are expected to be repaid using cash generated from operations.

  During the first quarter of 2006, we made contributions of approximately $41 million to our pension plans.

  During the first quarter of 2006, we continued our previously announced share repurchase program.  Share repurchases for the first quarter totaled $36 million, bringing our total repurchased since the announcement in September 2005, to $74 million.

  On May 8, 2006, the Board of Directors approved the Company's plan to redeem all of the 7% convertible quarterly income preferred securities that were issued in June 2001 and on May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities.  As a result, the related $300 million of 7% convertible subordinated debentures outstanding will be converted into shares of our common stock or redeemed in cash at the option of the holders.

RESULTS OF OPERATIONS

	Three Months Ended		Change
	April 2, 2006	March 27, 2005	Amount	Percent
	$ in millions
Net sales	$2,678	$2,208	$470	21%
Cost of sales	2,079	1,752	327	19%
Gross margin	599	456	143	31%
Operating expenses (income)
Selling and administrative expenses	301	259	42	16%
Research and engineering expenses	82	63	19	30%
Investee equity, royalty and other income	(31)	(34)	3	9%
Other operating income, net	(1)	—	(1)	NM
Operating earnings	248	168	80	48%
Interest income	(9)	(5)	(4)	80%
Interest expense	27	28	(1)	4%
Other expenses, net	2	10	(8)	80%
Earnings before income taxes and minority interests	228	135	93	69%
Provision for income taxes	85	34	51	NM
Minority interests in earnings of consolidated subsidiaries	8	4	4	NM
Net earnings	$135	$97	$38	39%

Net Sales

Net sales increased in all segments.  Engine sales were up $341 million, or 23 percent, due to strong demand from heavy- and medium-duty truck OEMs, higher engine volumes for industrial and stationary power applications and increased shipments of light-duty engines.  Engine and part sales to on-highway markets were 23 percent higher compared to last year with increased volumes in all market segments.  Power Generation sales increased $109 million, or 26 percent, primarily due to increased demand across all product lines. Components sales increased $82 million, or 17 percent, due to increased volume within all of our Components businesses led by our filtration business.  Distribution sales increased $64 million, or 25 percent, primarily due to increased demand for power generation products followed by increased parts and engine volumes.  See our “Operating Segment Results” section for further details on sales by segment.

Gross Margin

Gross margin improved primarily due to increased sales, the related absorption benefits on fixed manufacturing costs, and changes in sales mix, all of which increased gross margin by $140 million.  In addition, price increases of $23 million improved gross margin in the current period compared to the same period in the prior year.  These increases in margin were partially offset by increased warranty expenses of $23 million.  Other factors which impacted gross margin to a lesser extent were the impact of currency exchange rates and other miscellaneous cost reductions.

Warranty expense as a percent of sales increased slightly to 3.1 percent in the first quarter of 2006 compared to 2.8 percent in the first quarter of 2005.

Selling and Administrative Expenses

Selling and administrative expenses increased primarily due to higher compensation and related expenses of approximately $17 million, which included salaries, variable compensation and fringe benefits, as a result of improved financial performance of the company.  In addition, incremental staffing added to the increased compensation and related expenses.  Shipping and handling costs increased by approximately $6 million due to increased sales volumes.  Other factors affecting selling and administrative to a lesser extent included increased consulting fees and other outside services of $9 million, increased marketing and administrative expenses of $6 million and increased travel expenses of $5 million.  The remaining change in selling and administrative expenses is due to a favorable foreign currency impact and other miscellaneous expenses.  Overall selling and administrative expenses were 11.2 percent of sales in the first quarter of 2006 compared to 11.7 percent of sales in the first quarter of 2005.

Research and Engineering Expenses

Research and engineering expenses increased primarily due to increased compensation expense and consulting and outside services, as well as higher spending on development programs for future products.  We had significant research and engineering expenses across the Engine and Components segments related to new product development for 2007 and beyond as well as research and engineering expenses for growth platforms across geographies.  The Engine segment accounted for $10 million of the increase in research and engineering expenses along with an increase in the Components segment of $6 million.  Other miscellaneous research and development expenses increased as well, however they were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income decreased slightly primarily due to a decrease in earnings from Dongfeng Cummins Engine Company, Ltd. (DCEC) of approximately $10 million in reaction to changes in China’s regulatory environment regarding vehicle weight restrictions, which has caused a temporary disruption in demand in the automotive markets.  The decrease in earnings from DCEC was partially offset by improved earnings from our North American distributors of $3 million, improved earnings from Tata Cummins Ltd. of $2 million and improved earnings from Chongqing Cummins Engine Company, Inc. (CCEC) of $1 million.

Other Operating Income, Net

The major components of other operating income are royalty income, amortization of intangible assets and loss on sale of fixed assets.  The fluctuation from the first quarter of 2005 to the first quarter of 2006 was primarily due to the gain or loss on sale of fixed assets.  In 2006 there was a gain on sale of fixed assets of approximately $2 million compared to a gain on sale of fixed assets of approximately $1 million in 2005.  Other fluctuations in other operating income were not significant individually or in the aggregate.

Interest Income

Interest income increased primarily due to higher average cash balances in the first quarter of 2006 compared to the first quarter of 2005.  The higher average cash balances are due to increased earnings and stronger cash flows from operations in 2006.

Interest Expense

Interest expense decreased slightly due primarily to lower debt balances in the first quarter of 2006 as compared to the same period in 2005.

Other Expense, Net

The major components of other expense include foreign currency exchange gains and losses, bank charges and other miscellaneous expenses.  The decrease in other expense in the first quarter of 2006 compared to the first quarter of 2005 is primarily due a decrease in foreign currency exchange losses of approximately $7 million.

Provision for Income Taxes

The higher 2006 tax provision reflects the increase in earnings before taxes. Our effective tax rate is normally below the U.S. corporate income tax rate of 35 percent, primarily because of research tax credits and reduced taxes on export earnings. Our first quarter 2006 effective tax rate of 37 percent is above the statutory rate because of the following nonrecurring event:

  In March 2006, Indiana passed a tax bill which will have the effect of lowering the statutory tax rate in Indiana over time.  Our first quarter tax provision includes a charge of $12 million, or $0.23 per share, to adjust the deferred tax assets to their ultimate expected realizable value based upon this action.

Excluding the nonrecurring event described above, our 2006 effective tax rate would have been lower than the 35 percent U.S. tax rate, primarily because of U.S. export tax benefits along with lower taxes on foreign earnings, especially foreign joint venture equity earnings recorded net of foreign taxes.  We expect our 2006 effective tax rate to increase above 2005, but remain below 35 percent.  The American Jobs Creation Act of 2004 phases out the export tax benefits (60 percent export tax benefit for 2006 and repealed thereafter) that have been a key factor in our low tax rate.  Export benefits are replaced with a new U.S. manufacturer’s tax deduction which began phasing in during 2005.  However, we do not expect the manufacturer’s deduction to produce a comparable level of benefits.  If Congress passes a tax bill in 2006 including provisions to retroactively extend the research tax credits, we believe such action will reduce our effective tax rate to 31 percent for the year.

Our effective tax rate in the first quarter of 2005 was 25 percent primarily due to research tax credits and reduced taxes on export earnings.  In addition, our provision was also reduced by a $6 million tax benefit on a planned distribution from DCEC which qualified for a special 85 percent deduction under The American Jobs Creation Act of 2004.

Minority Interests in Earnings of Consolidated Subsidiaries

The increase in minority interests was primarily attributable to higher earnings at Cummins Eastern Canada LLP, a 51 percent owned-subsidiary and Cummins India Limited, a 51 percent owned-subsidiary.  These two subsidiaries account for nearly 60 percent of the total minority interest in the first quarter of 2006.  The remainder of the increase in minority interests was attributable to a combination of immaterial increases and decreases in earnings at the remaining consolidated subsidiaries.

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following: Engine, Power Generation, Components, and Distribution. This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT (defined as earnings before interest expense, income taxes and minority interests) as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of operating results for each of our business segments.

Engine Results

The net sales, investee income and segment EBIT for Engine were as follows:

	Three months ended		Change
$ in millions	April 2, 2006	March 27, 2005	Amount	Percent
Net sales	$1,821	$1,480	$341	23%
Investee equity, royalty and other income	17	25	(8)	32%
Segment EBIT	179	117	62	53%

Segment EBIT as a percentage of net sales	9.8%	7.9%	1.9 percentage points

The increase in net sales for this segment was primarily due to strong demand across all market sectors, particularly the light-duty automotive market with strong engine sales to DaimlerChrysler and the North American heavy-duty truck market along with strong industrial market sales. Total on-highway-related sales were 63 percent of Engine segment net sales during the first quarter of 2006, compared with 64 percent during the first quarter of 2005.

The improvement in segment EBIT was primarily due to the higher engine volumes across all major markets, the accompanying gross margin benefits of higher absorption of fixed manufacturing costs, pricing, cost reductions and efficiencies, all of which resulted in a nearly two percentage point improvement in gross margin percentage in the first quarter of 2006 compared to the first quarter last year.  Gross margin increased $93 million, or 35 percent, quarter over quarter.  Selling and administrative expenses increased $21 million, or 18 percent, quarter over quarter, however selling and administrative expenses as a percentage of net sales decreased slightly.  Research and engineering expenses increased $10 million, or 22 percent, compared to the same quarter last year and remained flat as a percentage of net sales compared to the prior period.

In addition, earnings from joint ventures decreased compared with the first quarter of 2005, primarily due to a $10 million decrease in earnings at DCEC in reaction to changes in China's regulatory environment regarding vehicle weight restrictions, which has caused a temporary disruption in demand in the automotive markets.

A summary and discussion of Engine net sales by market follows:

	Three months ended		Change
$ in millions	April 2 , 2006	March 27, 2005	Amount	Percent
Heavy-duty truck	$608	$494	$114	23%
Medium-duty truck and bus	231	191	40	21%
Light-duty automotive	315	255	60	24%
Total on-highway	1,154	940	214	23%
Industrial	481	399	82	21%
Stationary power	186	141	45	32%
Total net sales	$1,821	$1,480	$341	23%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Three months ended		Change
	April 2, 2006	March 27, 2005	Amount	Percent
Midrange	114,500	91,100	23,400	26%
Heavy-duty	30,100	24,900	5,200	21%
High-horsepower	3,700	3,100	600	19%
Total unit shipments	148,300	119,100	29,200	25%

Heavy-Duty Truck

The increase in sales to the heavy-duty truck market was primarily driven by the North American truck market as OEMs work to meet growing demand from truck fleets adding capacity to meet the increase in freight tonnage and replacing trucks ahead of the 2007 change in emissions standards.  Unit shipments of heavy-duty truck engines were up 22 percent in the first quarter of 2006, compared to the first quarter of 2005, with North American shipments up 25 percent and international shipments up 3 percent.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues is due to our growing position with North American OEMs in the medium duty truck market and increased shipments of  bus engines in North America and internationally.  Shipments of medium-duty truck engines were up 24 percent to North American OEMs and down 14 percent to international OEMs compared with the first quarter of 2005.  The increase in medium-duty truck engine shipments in North America is due to our continued penetration in this market and an overall increase in demand. The decrease in shipments to international OEMs is due to changes in emissions standards in Brazil from Euro II to Euro III effective January 1, 2006.  Sales of bus engines and parts increased in the first quarter of 2006 compared to the first quarter of 2005 due to strong demand from North American OEMs with shipments up 48 percent while international shipments were up 29 percent due to strong demand in China.

Light-Duty Automotive

Sales of light-duty automotive engines increased as a result of higher volumes. Total unit shipments were approximately 49,500 in the first quarter of 2006, an increase of 36 percent compared to the same period in 2005. Most of the increase in light-duty automotive sales was driven by continued demand from DaimlerChrysler with increased shipments of approximately 12,700 units, or a 38 percent increase compared to the first quarter of 2005. Engine shipments to recreational vehicle OEMs decreased by 2 percent in the first quarter of 2006 compared with the same period in 2005.  However, revenue from engine shipments to recreational vehicle OEMs increased over 5 percent compared to the same period in the prior year as the shift in the sales mix to larger and higher priced engines more than offset the volume decrease.

Industrial

Total sales were up in all industrial markets except for rail, primarily due to strong demand in those markets. Unit shipments increased 28 percent in the first quarter of 2006 compared to the same period in 2005. Approximately 52 percent of the shipments were to North American markets and 48 percent to international markets in the first quarter compared to 59 percent and 41 percent, respectively, for the same period in 2005.  The overall change in the geographic sales mix is due to the continued strength of the international construction market which is being driven by strong demand in China.  Sales to the construction market increased 31 percent in total and increased 52 percent internationally.  Other markets showing significant increases were the mining market and the oil and gas market with increases of 30 percent and 141 percent, respectively.  The mining market demand is up as the strength in commodity prices is driving investment in mining capacity while the sales to the oil and gas market have increased as sustained oil and natural gas prices continue to drive activity and investments in new equipment.  Other industrial markets had modest increases in sales compared to the same period in 2005 with the exception of the rail market which has softened in 2006.

Stationary Power

The increase in sales to stationary power markets is due to the increased net sales to our Power Generation segment.  These net sales are eliminated in our Condensed Consolidated Statements of Earnings.  See the Power Generation Results for a discussion of the increase in net sales.

Power Generation Results

The net sales, investee income and segment EBIT for Power Generation were as follows:

	Three months ended		Change
$ in millions	April 2, 2006	March 27, 2005	Amount	Percent
Net sales	$536	427	109	26%
Investee equity, royalty and other income	3	1	2	NM
Segment EBIT	45	15	30	NM

Segment EBIT as a percentage of net sales	8.4%	3.5%	4.9 percentage points

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand in the commercial generator set markets and alternator markets.  Our commercial business is up in nearly all markets, and our alternator business is up in all markets as well, especially Spain, China, Singapore, North America and India.  We also saw increases in our consumer market due to strong demand in the towable recreational vehicle and marine markets.  Our power electronics, energy solutions, and rental markets also saw increases, but at a more modest pace.  In addition, pricing actions from last year contributed to the increase in net sales.

The improvement in segment EBIT was largely attributable to strong commercial generator set sales across geographic markets and the related benefits of fixed cost absorption as well as price realization and cost reduction actions. Gross margin improved $32 million, or 52 percent, in the first quarter over the same period in 2005.  Gross margin percentage improved three percentage points compared to the same period in 2005.  Selling and administrative expenses increased $7 million, or 16 percent, over the first quarter of 2005, however selling and administrative expenses as a percentage of net sales improved by nearly one percentage point in the first quarter of 2006, compared to the same period in 2005.  Research and engineering expenses increased $2 million, or 40 percent during the first quarter, compared to 2005 and research and engineering expenses as a percentage of net sales remained relatively consistent compared to the same period in 2005.

A summary of engine shipments used in power generation equipment by engine category follows:

	Three months ended		Change
	April 2, 2006	March 27, 2005	Amount	Percent
Midrange	6,700	4,600	2,100	46%
Heavy-duty	1,700	1,500	200	13%
High-horsepower	2,100	1,900	200	11%
Total unit shipments	10,500	8,000	2,500	31%

Components Results

The net sales, investee income and segment EBIT for Components were as follows:

	Three months ended		Change
$ in millions	April 2, 2006	March 27, 2005	Amount	Percent
Net sales	$555	$473	$82	17%
Investee equity, royalty and other income	2	2	—	—%
Segment EBIT	31	23	8	35%

Segment EBIT as a percentage of net sales	5.6%	4.9%	0.7 percentage points

Our Components segment includes the following businesses: fuel systems, filtration, aftertreatment devices and turbochargers.  Components net sales increased across all businesses and all geographic markets, but were primarily driven by strong demand in North America and Latin America for our filtration products.  Sales of our turbochargers increased due to increased aftermarket demand worldwide and increased OEM sales.

Segment EBIT improved during the first quarter compared with same period in 2005, primarily due to improved volume. In addition, EBIT as a percentage of net sales increased slightly.  Gross margin increased $19 million, or 23 percent, in the first quarter compared to the same period in 2005, and gross margin percentage improved almost one percentage point compared to the same period in 2005, primarily due to volume and mix.  Selling and administrative expenses increased $5 million, or 11 percent, compared to the first quarter of 2005, but decreased slightly as a percentage of net sales.  Research and engineering expenses increased due to an increased investment in the development of a number of new products and critical technologies that will be launched in 2007 and beyond.  Research and engineering expenses increased $6 million, or 46 percent, compared to the first quarter of 2005 and increased by nearly one percentage point as a percentage of net sales.

Distribution Results

The net sales, investee income and segment EBIT for Distribution were as follows:

	Three months ended,		Change
$ in millions	April 2, 2006	March 27, 2005	Amount	Percent
Net sales	$317	$253	$64	25%
Investee equity, royalty and other income	9	6	3	50%
Segment EBIT	31	20	11	55%

Segment EBIT as a percentage of net sales	9.8%	7.9%	1.9 percentage points

Distribution net sales increased primarily due to strong overall demand in Europe, the Middle East, the South Pacific and East Asia.  The increased net sales were led by increases in power generation volume followed by parts and engine volume.  The construction in the Middle East is the primary driver for the increased power generation volume accounting for over half of the increase.  Parts and engine volumes were up throughout several geographies, most notably in Europe, the Middle East and East Asia.

Segment EBIT increased primarily due to higher gross margins resulting from increased sales of engines, parts and service, and power generation equipment.  Gross margin in the first quarter of 2006 improved $17 million, or 28 percent, over the same period in 2005, and gross margin percentage increased slightly.  The increase in gross margin was partially offset by higher selling and administrative expenses.  Selling and administrative expenses increased $9 million, or 19 percent; however selling and administrative expenses decreased one percentage point as a percentage of net sales in the same period.

Also contributing to the increase in segment EBIT year-over-year was a $3 million increase in investee equity earnings.  This is primarily attributable to a $3 million increase in earnings at our North American distributors.

Geographic Markets

Sales to international markets were 48 percent of total net sales in the first quarter of 2006, compared with 49 percent of total net sales in the first quarter of 2005.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three months ended,
$ in millions	April 2, 2006		March 27, 2005
United States	$1,385	52%	$1,130	51%
Asia/Australia	417	15%	358	16%
Europe/CIS	365	14%	328	15%
Mexico/Latin America	191	7%	147	7%
Canada	192	7%	156	7%
Africa/Middle East	128	5%	89	4%
Total international	1,293	48%	1,078	49%
Total consolidated net sales	$2,678	100%	$2,208	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash provided by operations is the primary source of funding our working capital requirements. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we may use periodic borrowings, primarily our revolving credit facility and our accounts receivable sales program, to fund our working capital requirements. As of April 2, 2006, there were no amounts outstanding under our revolving credit facility or our accounts receivable sales program.

The Company’s net debt position is as follows:

	April 2,	December 31,
	2006	2005
	Millions
Total debt	$1,326	$1,367
Less: cash, cash equivalents and marketable securities	(734)	(840)
Net debt	$592	$527

Our total debt was $1,326 million as of April 2, 2006, compared with $1,367 million at December 31, 2005. Total debt as a percent of our total capital, including total long-term debt, was 40.1 percent at April 2, 2006 compared with 42.3 percent at December 31, 2005.

We believe our liquidity with cash and cash equivalents of $676 million, marketable securities of $58 million, $539 million available under our revolving credit facility, $200 million available under our accounts receivable program and $107 million available under international credit facilities (see the table below under Available Credit Capacity) provides us with the financial flexibility needed to satisfy future short-term funding requirements for working capital, debt service obligations, capital expenditures, projected pension funding, dividend payments and expansion in emerging markets.

Available Credit Capacity

The table below provides the components of available credit capacity:

April 2, 2006
Millions
Revolving credit facility	$539
International credit facilities accessible by local entities	72
International credit facilities accessible by corporate treasury	35
Accounts receivable sales program	200
Total available credit capacity	$846

Working Capital Summary

	April 2,	December 31,
	2006	2005
	$ in millions
Current assets	$4,088	$3,916
Current liabilities	2,256	2,218
Working capital	$1,832	$1,698
Current ratio	1.81	1.77
Days’ sales in receivables	52	49
Inventory turnover	6.9	7.2

Cash Flows

The following table summarizes the key elements of our cash flows for the three month periods:

	April 2, 2006	March 27, 2005
	Millions
Net cash provided by (used in) operating activities	$18	$(62)
Net cash used in investing activities	(38)	(18)
Net cash used in financing activities	(84)	(268)
Effect of exchange rate changes on cash	1	(2)
Net decrease in cash and cash equivalents	$(103)	$(350)

 Operating Activities.   Net cash provided by (used in) operating activities improved $80 million in the first quarter of 2006 compared to the first quarter of 2005, primarily due to $38 million of higher net earnings, a $35 million increase in the deferred tax provision and a $39 million decrease in working capital, partially offset by an increase in pension contributions of $30 million. Net changes in working capital utilized $246 million in cash during the first quarter of 2006 compared to utilizing $285 million in the first quarter of 2005, or a net decrease in cash utilized by working capital of $39 million period-over-period.  Cash utilized for working capital tends to fluctuate from period to period based on various factors including, sales and production volumes as well as timing.

Investing Activities.   Net cash used in investing activities increased $20 million in the first quarter of 2006 compared to 2005. The increase was primarily due to an increase in capital expenditures of $27 million, which includes increased investments in internal use software of $6 million, and a decrease in cash inflows from net liquidations of marketable securities of $9 million, partially offset by a $12 million increase in proceeds from disposals of property, plant and equipment and a decrease in investments in and advances to equity investees of $5 million.

Capital expenditures, excluding investments in internal use software, in the first quarter of 2006 were $52 million compared to $31 million in the first quarter of 2005.  Our 2006 capital spending program is currently expected to be approximately $250 million, primarily targeted at new product introduction and capacity expansion for future growth.

Financing Activities.   Net cash used in financing activities was $84 million in the first quarter of 2006 compared to $268 million in the first quarter of 2005, or a net decrease in cash outflows of $184 million. The majority of the decrease in cash outflows is due to the March 1, 2005, repayment of the $225 million 6.45% notes, partially offset by $36 million in common stock repurchases in 2006.

Share Repurchases

We repurchased $36 million of common stock, representing approximately 340,000 shares, in the first three months of 2006 under an existing $100 million share repurchase program introduced in September 2005.  At April 2, 2006, approximately $26 million remains available for repurchase under the program which would approximate 246,000 shares based upon our May 1, 2006, stock price.  We expect to complete the stock repurchase program this year and expect the total number of outstanding shares to decrease during 2006.

Debt Repayment

On May 8, 2006, the Board of Directors approved the Company's plan to redeem all of the 7% convertible quarterly income preferred securities that were issued in June 2001 and on May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities.  As a result, the related $300 million of 7% convertible subordinated debentures outstanding will be converted into shares of our common stock or redeemed in cash at the option of the holders.  In September 2005, we announced our intention to repay $250 million 9.5% notes in December 2006, the first call date for the debt.  The notes were issued in November 2002 and are expected to be repaid using cash generated from operations.

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in the first quarter of 2006 to impede our compliance with these covenants.

Our current ratings and outlook from each of the credit rating agencies are shown in the table below. On May 9, 2006, Moody’s Investor Service raised the debt securities rating of our senior unsecured debt to Baa3 from Ba1 and we received a stable outlook.  As a result of this upgrade, we now maintain an investment grade rating with all three credit ratings agencies.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor’s	BBB-	WR	Stable
Fitch	BB+	BB+	Stable

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. This facility replaced a similar program which expired in December 2003.  As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Condensed Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility. There was no interest in receivables sold under this program to the financial institution in the first quarter of 2006.

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

Distributors

We have an extensive worldwide distributor and dealer network through which we sell and distribute our products and services. Generally, our distributors are divided by geographic region. Some of our distributors are wholly-owned by Cummins, some partially-owned and the majority are independently owned. We consolidate all wholly-owned distributors and partially-owned distributors where we are the primary beneficiary and account for other partially-owned distributors using the equity method of accounting.

We are contractually obligated to repurchase new engines, parts and components and signage from our North American distributors following an ownership transfer or termination of the distributor. In addition, in certain cases where we own a partial interest in a distributor, we are obligated to purchase the other equity holders’ interests if certain events occur (such as the death of the distributor principal or a change in control of Cummins Inc.). The purchase price of the equity interests is determined based on the fair value of the distributor’s assets. Outside of North America, repurchase obligations and practices vary by region.  All distributors that are partially-owned are considered to be related parties in our Condensed Consolidated Financial Statements.

Related Party Transactions

A discussion of related party transactions may be found in the "Management's Discussion and Analysis" section of the Company's 2005 Annual Report on Form 10-K under the caption “Financing Arrangements for Related Parties.”

CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements of our 2005 Annual Report on Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles that often require management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our Condensed Consolidated Financial Statements.

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.  A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2005 Annual Report on Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first quarter of 2006.

Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements and accounting pronouncements issued but not yet effective.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words, such as "anticipates," “expects,” “forecasts,” "intends," "plans," "believes," "seeks," "estimates" or similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward-looking statements include the following:

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
  the cyclical nature of some of our businesses;
  the outcome of pending and future litigation and governmental proceedings;
27

  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and
  other risk factors described in Part I of our 2005 Annual Report on Form 10-K under the caption “RISK FACTORS RELATING TO OUR BUSINESS.’’

In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations and other future factors.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2005 Annual Report on Form 10-K.  There have been no material changes in this information since the filing of our 2005 Annual Report on Form 10-K.

 ITEM 4.  Controls and Procedures

a.)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b.)   Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 2, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We also establish reserves for matters in which losses are probably and can be reasonably estimated.  We have also been identified as a potentially responsible party at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our 2005 Annual Report on Form 10-K under "Environmental Compliance-Other Environmental Statutes and Regulations."  We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings.  While we believe we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.  The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 13, "Contingencies, Guarantees and Indemnifications" of the Notes to Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K. There has been no material change in this information since the filing of our 2005 Annual Report on Form 10-K.

ITEM 1A.  Risk Factors

In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors Relating to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K or the Disclosure Regarding Forward-Looking Statements in this Quarterly Report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – February 5, 2006	300	$99.92	—	2,065,500
February 6 – March 5, 2006	2,414	$100.92	—	2,065,500
March 6 – April 2, 2006	340,859	$105.69	340,000	1,725,500
Total	343,573	$105.65	340,000

In a series of authorizations beginning in 1994, our Board of Directors authorized the purchase of up to eight million shares of Cummins common stock in the open markets.  In September of 2005, our Board of Directors ratified all prior authorizations for the repurchase of Cummins common stock and we publicly announced our intention to purchase, at prices to be determined, approximately $100 million of our common stock over the next two years.  At the time of the ratification and announcement, approximately 2.5 million shares were eligible to be repurchased.

During the first quarter of 2006, we repurchased 3,573 shares from employees in connection with the Company's Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock of the Company on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold, must wait six months before another share purchase may be made.

During the first three months of 2006, the Company issued 51 shares of restricted stock as compensation to the Company's non-employee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  Exhibits

12 Calculation of Ratio of Earnings to Fixed Charges.

31(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cummins Inc.
Date: May 9, 2006

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Executive Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)