Form 10-Q
period 2006-08-04
CUMMINS INC
filed 2006-08-04
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2006

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

As of July 2, 2006, there were 52,557,050 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC.  AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	Millions (except per share amounts)
Net sales (includes related party sales of $397, $281, $758 and $544, respectively)	$2,842	$2,490	$5,520	$4,698
Cost of sales (includes related party purchases of $58, $52, $121 and $91, respectively)	2,170	1,940	4,249	3,692
Gross margin	672	550	1,271	1,006

Operating expenses and income
Selling and administrative expenses	320	287	621	546
Research and engineering expenses	80	73	162	136
Investee equity, royalty and other income (Note 2)	(37)	(38)	(68)	(72)
Other operating income, net	—	(3)	(1)	(3)

Operating earnings	309	231	557	399

Interest income	(10)	(4)	(19)	(9)
Interest expense	26	28	53	56
Other (income) expenses, net	(6)	—	(4)	10
Earnings before income taxes and minority interests	299	207	527	342

Provision for income taxes (Note 4)	67	58	152	92
Minority interests in earnings of consolidated subsidiaries	12	8	20	12
Net earnings	$220	$141	$355	$238

Earnings per share (Note 12)
Basic	$4.81	$3.20	$7.87	$5.40
Diluted	$4.38	$2.83	$7.08	$4.80

Cash dividends declared per share	$0.30	$0.30	$0.60	$0.60

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 2,	December 31,
	2006	2005
	Millions (except par value)
ASSETS
Current assets
Cash and cash equivalents	$878	$779
Marketable securities	66	61
Receivables, net	1,573	1,314
Receivables from related parties	118	109
Inventories (Note 3)	1,314	1,174
Deferred income taxes	333	363
Prepaid expenses and other current assets	139	116
	4,421	3,916
Long-term assets
Property, plant and equipment, net of accumulated depreciation of $2,453 and $2,384	1,519	1,557
Investments in and advances to equity investees	304	278
Goodwill (Note 5)	358	358
Other intangible assets, net (Note 5)	109	100
Deferred income taxes	444	500
Other assets	182	176
Total assets	$7,337	$6,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings (Note 6)	$265	$154
Accounts payable	1,066	904
Other accrued expenses	1,281	1,160
Total current liabilities	2,612	2,218
Long-term liabilities
Long-term debt	739	1,213
Pensions	267	396
Postretirement benefits other than pensions	533	554
Other liabilities and deferred revenue	447	415
Total liabilities	4,598	4,796
Commitments and contingencies (Note 10)	—	—
Minority interests	236	225
Shareholders' equity
Common stock, $2.50 par value, 150 shares authorized, 55.0 and 48.5 shares issued	137	121
Additional contributed capital	1,487	1,201
Retained earnings	1,686	1,360
Accumulated other comprehensive loss
Minimum pension liability adjustment	(523)	(523)
Foreign currency translation adjustments	(53)	(84)
Unrealized gain on marketable securities	1	3
Unrealized gain on derivatives	30	1
Total accumulated other comprehensive loss	(545)	(603)
Common stock in treasury, at cost, 2.4 and 2.0 shares	(154)	(101)
Common stock held in trust for employee benefit plans, 1.9 and 2.0 shares	(94)	(97)
Unearned compensation	(14)	(17)
Total shareholders' equity	2,503	1,864
Total liabilities and shareholders' equity	$7,337	$6,885

    The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	July 2,	June 26,
	2006	2005
Cash flows from operating activities	Millions
Net earnings	$355	$238
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	148	144
Deferred income tax provision	74	54
Equity in earnings of investees, net of dividends	(20)	1
Minority interests in earnings of consolidated subsidiaries	20	12
Pension expense (Note 8)	57	54
Pension contributions	(83)	(55)
Stock-based compensation expense (Note 13)	7	7
Tax benefit on stock options exercised	—	2
Translation and hedging activities	(13)	1
Changes in current assets and liabilities:
Receivables	(249)	(363)
Inventories	(125)	(88)
Other current assets	(12)	2
Accounts payable	147	106
Accrued expenses	5	(3)
Changes in long-term liabilities	8	32
Other, net	36	11
Net cash provided by operating activities	355	155
Cash flows from investing activities
Capital expenditures	(102)	(78)
Investments in internal use software	(22)	(15)
Proceeds from disposals of property, plant and equipment	24	13
Investments in and advances to equity investees	(3)	(4)
Acquisition of businesses, net of cash acquired	—	(2)
Investments in marketable securities—acquisitions	(99)	(60)
Investments in marketable securities—liquidations	92	69
Other, net	—	1
Net cash used in investing activities	(110)	(76)
Cash flows from financing activities
Proceeds from borrowings	54	41
Payments on borrowings and capital lease obligations	(111)	(319)
Net borrowings under short-term credit agreements	6	20
Distributions to minority shareholders	(11)	(9)
Dividend payments on common stock	(28)	(28)
Tax benefit on share-based awards	6	—
Proceeds from issuing common stock	6	12
Repurchases of common stock	(62)	—
Other, net	(6)	3
Net cash used in financing activities	(146)	(280)
Effect of exchange rate changes on cash and cash equivalents	—	(6)
Net increase (decrease) in cash and cash equivalents	99	(207)
Cash and cash equivalents at beginning of year	779	611
Cash and cash equivalents at end of period	$878	$404

Cash payments for:
Interest	$55	$61
Income taxes	$66	$41

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

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three and six month interim periods ended July 2, 2006 and June 26, 2005. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. The interim periods for 2006 contain 13 and 26 weeks, respectively, while the interim periods for 2005 contain 13 and 25 weeks, respectively. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period condensed financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the Condensed Consolidated Financial Statements.  Significant estimates and assumptions in these Condensed Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, income taxes and deferred tax valuation allowances and contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

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

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. Those shipping and handling costs associated with operations of our inventory distribution centers and warehouse facilities are classified as "Selling and administrative expenses" in our Condensed Consolidated Statements of Earnings. For the three months ended July 2, 2006 and June 26, 2005, these costs were approximately $26 million and $28 million, respectively.  For the six months ended July 2, 2006 and June 26, 2005, these costs were approximately $59 million and $55 million, respectively.

Recently Adopted Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment.” This standard requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans.  We implemented the revised standard in the first quarter of 2006. Prior to January 1, 2006, we accounted for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.  SFAS No. 123R also requires prospective presentation of the “Tax benefit on share-based awards” as a financing activity rather than an operating activity in our Condensed Consolidated Statements of Cash Flows.  See Note 13 for the impact that the adoption of this standard had on our Condensed Consolidated Financial Statements.

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

Accounting Pronouncements Issued But Not Yet Effective

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 changes certain accounting requirements for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The new standard also changed certain accounting requirements for interest-only and principal-only strips and other aspects of accounting for securitized financial assets.  The Company will adopt SFAS No. 155 effective January 1, 2007.  We do not expect the adoption of SFAS No. 155 to have a material impact on our Condensed Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities.  In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. The Company will adopt SFAS No. 156 effective January 1, 2007. We do not expect the adoption of SFAS No. 156 to have a material effect on our Condensed Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company will adopt FIN 48 effective January 1, 2007. We are currently evaluating the impact, if any, that FIN 48 will have on our Consolidated Financial Statements.

NOTE 2.  INVESTMENTS IN EQUITY INVESTEES

Investee equity, royalty and other income included in our Condensed Consolidated Statements of Earnings for the interim reporting periods was as follows:

	Three months ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	Millions
Dongfeng Cummins Engine Company, Ltd (DCEC)	$7	$13	$12	$28
North American distributors	12	6	21	12
Cummins Mercruiser	3	3	4	5
Chongqing Cummins	4	4	7	6
Tata Cummins	3	1	6	2
Fleetguard Shanghai	1	1	2	2
All others	4	4	8	5
Cummins share of net earnings	34	32	60	60
Royalty and other income	3	6	8	12
Investee equity, royalty and other income	$37	$38	$68	$72

NOTE 3.  INVENTORIES

Inventories included the following:

	July 2,	December 31,
	2006	2005
	Millions
Finished products	$662	$636
Work-in-process and raw materials	724	607
Inventories at FIFO cost	1,386	1,243
Excess of FIFO over LIFO	(72)	(69)
Total inventories	$1,314	$1,174

NOTE 4.  PROVISION FOR INCOME TAXES

Our tax rates are generally less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings, export tax benefits and (for 2005) research tax credits.  The U.S. tax research credit expired on December 31, 2005 and has not yet been renewed.

Our income tax provision for the three months ended July 2, 2006, was reduced by $28 million, or $0.55 per share, due to the favorable resolution of tax uncertainties related to prior years.  In addition, our provision for the six months ended July 2, 2006, was also impacted by a $12 million, or $0.23 per share, increase in the first quarter for the effect of new Indiana tax legislation.  As a result, our effective tax rate for the three and six months ended July 2, 2006, was 22 percent and 29 percent, respectively.  Our 2005 provision was reduced by $10 million ($6 million in the first quarter and $4 million in the second quarter) for the tax benefits of foreign dividend distributions which qualified for a special 85-percent deduction under The American Jobs Creation Act of 2004.  As a result, our effective tax rate for the three and six months ended June 26, 2005, was 28 percent and 27 percent, respectively.

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the six months ended July 2, 2006, were as follows:

	Components	Power Generation	Engine	Distribution	Total
	Millions
Goodwill at December 31, 2005	$332	$13	$7	$6	$358
Additions	—	—	—	—	—
Disposition	—	—	—	(1)	(1)
Translation and other	—	1	—	—	1
Goodwill at July 2, 2006	$332	$14	$7	$5	$358

The components of other intangible assets with finite lives subject to amortization were as follows:

	July 2,	December 31,
	2006	2005
	Millions
Software	$213	$199
Accumulated amortization	(107)	(103)
Net software	106	96
Trademarks, patents and other	6	6
Accumulated amortization	(3)	(2)
Net trademarks, patents and other	3	4
Total	$109	$100

NOTE 6.  SHORT-TERM BORROWINGS

Short-term borrowings included the following:

	July 2,	December 31,
	2006	2005
	Millions
Loans payable	$46	$40
Current maturities of long-term debt	219	114
Total short-term borrowings	$265	$154

NOTE 7.  LONG-TERM DEBT

Junior Convertible Subordinated Debentures

On May 8, 2006, the Board of Directors approved the Company's plan to redeem all of the 7% convertible quarterly income preferred securities that were issued in June 2001.  On May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities.  This notification provided the holders of the preferred securities 30 days in which to convert their securities into shares of common stock.  Upon expiration of the notification period, all remaining securities not converted were redeemed for cash at a premium above liquidation value.  Substantially all of the $300 million of 7% convertible subordinated debentures outstanding were converted into shares of our common stock during the second quarter of 2006.  As a result of the conversion, approximately 6.3 million shares of common stock were issued during the second quarter which resulted in an increase of approximately $16 million to common stock outstanding and an increase of approximately $276 million to additional contributed capital.  Since substantially all holders converted their preferred securities to common stock, the loss on extinguishment of this debt to equity was insignificant.  See Note 11 to the Consolidated Financial Statements in our 2005 Annual Report to Shareholders on Form 10-K for more information regarding the preferred securities and debentures.

NOTE 8.  PENSION AND OTHER POST RETIREMENT BENEFITS

The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Postretirement
	Three months ended
	July 2,	June 26,	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005	2006	2005
	Millions
Service cost	$12	$11	$8	$6	$—	$—
Interest cost	27	27	13	13	8	9
Expected return on plan assets	(32)	(31)	(14)	(14)	—	—
Amortization of prior service cost (credit)	1	1	—	1	(3)	—
Recognized net actuarial loss	9	8	5	4	—	—
Other	—	1	—	1	—
Net periodic benefit cost	$17	$17	$12	$11	$5	$9
	Pension
	U.S. Plans		Non-U.S. Plans		Postretirement
	Six months ended
	July 2,	June 26,	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005	2006	2005
	Millions
Service cost	$24	$22	$14	$12	$—	$—
Interest cost	54	54	24	26	16	19
Expected return on plan assets	(64)	(62)	(25)	(28)	—	—
Amortization of prior service cost (credit)	2	2	1	2	(6)	—
Recognized net actuarial loss	18	16	9	8	—	—
Other	—	1	—	1	—	—
Net periodic benefit cost	$34	$33	$23	$21	$10	$19

    For the three and six months ended July 2, 2006, we contributed approximately $42 million and $83 million, respectively, to our pension plans and paid approximately $23 million and $31 million, respectively, of postretirement benefits.  For the three and six months ended June 26, 2005, we contributed approximately $44 million and $55 million, respectively, to our pension plans and paid approximately $16 million and $25 million, respectively, of postretirement benefits.  We presently anticipate contributing approximately $147 million to $157 million to our pension plans and paying approximately $32 million in claims and premiums for postretirement benefits during the remainder of 2006.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.  As a result, $267 million of pension liability was included in “other accrued expenses” on our Condensed Consolidated Balance Sheet at July 2, 2006.

The Company incurred expenses of $5 million each period for the three months ended July 2, 2006 and June 26, 2005 relating to our defined contribution plans.  The Company incurred expenses of $18 million and $17 million for the six months ended July 2, 2006 and June 26, 2005, respectively, relating to our defined contribution plans.

NOTE 9.  PRODUCT WARRANTY LIABILITY

A summary of the activity in our current and long-term warranty liability accounts, as well as our deferred revenue accounts, for the six month interim periods follows:

	Six months ended
	July 2,	June 26,
	2006	2005
	Millions
Balance, beginning of period	$581	$495
Provision for warranties issued	167	135
Deferred revenue on extended warranty contracts sold	39	30
Payments	(144)	(103)
Amortization of deferred revenue on extended warranty contracts	(17)	(11)
Changes in estimates for pre-existing warranties	(1)	(6)
Foreign currency translation	3	(2)
Balance, end of period	$628	$538

          The amount of deferred revenue related to extended coverage programs at July 2, 2006, was $150 million.

At July 2, 2006, we had $25 million of receivables related to estimated supplier recoveries of which $17 million was included in “Receivables, net” and $8 million was included in “Other assets” on our Condensed Consolidated Balance Sheets.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

The operating agreement will continue in effect until February 7, 2007 and may be renewed for additional one-year terms.

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at July 2, 2006, was $9 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these other guarantees was $22 million at July 2, 2006.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs.  At July 2, 2006, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $20 million.  However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

Indemnifications

Periodically, we enter into various contractual arrangements where we agree to indemnify a third party against certain types of losses. Common types of indemnifications include:

*         product liability and license, patent or trademark indemnifications,

*         asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold, and

*         any contractual agreement where we agree to indemnify the counter‑party for losses suffered as a result of a misrepresentation in the contract.

We regularly evaluate the probability of having to incur costs associated with these indemnifications and accrue for expected losses that are probable.  Because the indemnifications are not related to specified known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

Joint Venture and Other Commitments

As of July 2, 2006, we have committed to invest $11 million into two joint ventures that were formed during 2005.

NOTE 11.  COMPREHENSIVE EARNINGS

A reconciliation of our net earnings to comprehensive earnings was as follows:

	Three months ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	Millions
Net earnings	$220	$141	$355	$238
Other comprehensive earnings (loss), net of tax:
Change in cumulative translation adjustment	22	(26)	31	(33)
Unrealized loss on marketable securities	(1)	—	(2)	(1)
Unrealized gain (loss) on derivatives	22	(4)	29	(6)
Comprehensive earnings	$263	$111	$413	$198

NOTE 12.  EARNINGS PER SHARE

We calculate basic earnings per share (EPS) of common stock by dividing net earnings by the weighted-average daily number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if share based awards or debt securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.  We exclude shares of common stock held by our Retirement Savings Plan in the Employee Benefits Trust from the calculation of the weighted-average common shares outstanding until those shares are distributed from the trust.  The following is a reconciliation of net earnings and weighted-average common shares outstanding for purposes of calculating basic and diluted net earnings per share:

	Three months ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	Millions (except per share amounts)
Net earnings for basic EPS	$220.1	$141.2	$354.7	$237.8
Interest on junior convertible subordinated debentures, net of tax	2.7	3.2	5.9	6.5
Net earnings for diluted EPS	$222.8	$144.4	$360.6	$244.3
Weighted-average common shares outstanding:
Basic	45.7	44.1	45.0	44.0
Dilutive effect of stock compensation awards	0.4	0.6	0.4	0.6
Dilutive effect of junior convertible subordinated debentures	4.7	6.3	5.5	6.3
Diluted	50.8	51.0	50.9	50.9
Earnings per share:
Basic	$4.81	$3.20	$7.87	$5.40
Diluted	$4.38	$2.83	$7.08	$4.80

NOTE 13.   STOCK INCENTIVE AND STOCK OPTION PLANS

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

Prior to January 1, 2006, we accounted for stock-based employee awards granted on or after January 1, 2003, utilizing the fair value method preferred by SFAS No. 123, “Accounting for Stock-Based Compensation.”   For awards granted prior to January 1, 2003, we applied the disclosure-only provisions of SFAS No. 123.  In accordance with SFAS No. 123, we applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our plans prior to January 1, 2003 and accordingly, did not recognize compensation expense for these plans because we granted options at exercise prices equal to the market value of our stock on the grant date.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 and supercedes APB No. 25.  We adopted this statement using the modified prospective transition method which does not require the restatement of prior periods.  SFAS No. 123R requires the recognition of expense for share-based payments to be recorded in the consolidated financial statements based on the grant date fair value and to be recognized over their vesting periods.   Under SFAS No. 123R, the Company is required to select a valuation technique or option-pricing model that meets the requirements of the standard.  Allowable valuation models include a binomial model and the Black-Scholes model.  At the present time, the Company is continuing to use the Black-Scholes model.  Since we had previously accounted for our awards at fair value under SFAS No. 123, the impact of adopting SFAS No. 123R was not material to our consolidated financial statements.  The two most significant changes related to accounting for forfeitures and accounting for tax benefits of awards.  SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.  The cumulative adjustment recorded by the Company upon the adoption of SFAS No. 123R for the estimated forfeitures on grants outstanding on the date of adoption was not material.  Excess tax benefits related to share-based compensation are now classified as a financing activity in the statement of cash flows rather than an operating activity.  For the six months ended July 2, 2006, we had $6 million of excess tax benefits related to share-based compensation presented in our Condensed Consolidated Statement of Cash Flows as a financing activity.

Compensation expense (net of forfeitures) related to our share-based plans for the three and six months ended July 2, 2006, was approximately $4 million and $7 million, respectively.  Compensation expense (net of forfeitures) related to our share-based plans for the three and six months ended June 26, 2005, was approximately $4 million and $7 million, respectively.  The excess tax benefit associated with option exercises and share vesting during the three and six months ended July 2, 2006, was approximately $1 million and $6 million, respectively.  The excess tax benefit associated with option exercises and share vesting during the three and six months ended June 26, 2005, was approximately $1 million and $2 million, respectively.  The total unrecognized compensation expense (net of expected forfeitures) related to nonvested awards was approximately $36 million at July 2, 2006 and was expected to be recognized over a weighted-average period of 1.6 years.

The table below summarizes the activity in our stock option plans:

	Options	Weighted-average Exercise Price
Balance, December 31, 2005	399,700	$44.59
Granted	450	105.24
Exercised	(162,180)	45.17
Forfeited	—	—
Expired	—	—
Balance, July 2, 2006	237,970	$44.31

Exercisable, July 2, 2006	237,970	$44.31

The weighted-average grant date fair value of options granted by the Company during the three and six months ended July 2, 2006, was $105.74 and $105.24, respectively.  The total intrinsic value of options exercised during the three and six months ended July 2, 2006, was approximately $4 million and $11 million, respectively.  The weighted-average grant date fair value of options granted by the Company during the three and six months ended June 26, 2005, was $68.22 and $69.89, respectively.  The total intrinsic value of options exercised during the three and six months ended June 26, 2005, was approximately $5 million and $12 million, respectively.

The weighted-average grant date fair value of performance and restricted shares at July 2, 2006 and during the first six months of 2006 is as follows:

	Performance Shares	Weighted-average Fair Value
Nonvested at December 31, 2005	722,650	$56.27
Granted	174,684	98.82
Vested	(246,800)	48.05
Forfeited	(11,545)	52.36
Nonvested at July 2, 2006	638,989	$71.15
	Restricted Shares	Weighted-average Fair Value
Nonvested at December 31, 2005	1,000	$74.87
Granted	50,000	107.85
Vested	—	—
Forfeited	—	—
Nonvested at July 2, 2006	51,000	$107.20

 The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Six months ended
	July 2, 2006	June 26, 2005
Expected life (years)	7	7
Risk-free interest rate	4.9%	4.1%
Expected volatility	26.4%	38.8%
Dividend yield	1.8%	2.5%

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

Dividend yield – The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The table below summarizes stock option information for options outstanding, all of which are currently exercisable at July 2, 2006:

	Options Outstanding and Exercisable
Exercise Price Range	Number of Options	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Aggregate Intrinsic Value
$23.95 – 35.92	650	2.2	$32.01	$58,655
$35.93 – 53.89	213,570	4.6	42.89	16,949,220
$53.90 – 107.44	23,750	2.0	57.43	1,539,550
	237,970	4.3	$44.31	$18,547,425

NOTE 14.  OPERATING SEGMENTS

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

A summary of operating results by segment for the three and six month periods is shown below:

	Engine	Power Generation	Components	Distribution	Eliminations	Total
	Millions
Three months ended July 2, 2006
Net sales	$1,896	$598	$563	$336	$(551)	$2,842
Investee equity, royalty and other income	18	3	2	14	—	37
Segment EBIT	190	56	34	36	9	325

Three months ended June 26, 2005
Net sales	$1,667	$493	$511	$297	$(478)	$2,490
Investee equity, royalty and other income	25	3	2	8	—	38
Segment EBIT	156	35	21	26	(3)	235

Six months ended July 2, 2006
Net sales	$3,717	$1,134	$1,118	$653	$(1,102)	$5,520
Investee equity, royalty and other income	35	6	4	23	—	68
Segment EBIT	369	101	65	67	(22)	580

Six months ended June 26, 2005
Net sales	$3,147	$920	$984	$550	$(903)	$4,698
Investee equity, royalty and other income	50	4	4	14	—	72
Segment EBIT	273	50	44	46	(15)	398

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Financial Statements is shown in the table below:

	Three months ended		Six months ended
	July 2,	June 26,	July 2,	June 26,
	2006	2005	2006	2005
	Millions
Segment EBIT	$325	$235	$580	$398
Less:
Interest expense	26	28	53	56
Earnings before income taxes and minority interests	$299	$207	$527	$342

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.

OVERVIEW

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2005 Annual Report on Form 10-K. All references to earnings per share amounts are diluted per share amounts.  Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “RISK FACTORS RELATING TO OUR BUSINESS” included in Part I of our 2005 Annual Report on Form 10-K and “Disclosure Regarding Forward-Looking Statements” presented at the end of this section.  This overview summarizes the MD&A which includes the following sections:

*      Executive Summary and Financial Highlights – a brief discussion providing an overview of our Company, highlighting the significant events affecting our Company and a summary of our Company’s financial performance.

*      Results of Operations – an analysis of our consolidated results of operations for the periods presented in our Condensed Consolidated Financial Statements.

*      Operating Segment Results – an analysis of the performance of each of our reportable operating segments for the periods presented in our Condensed Consolidated Financial Statements.

*      Liquidity and Capital Resources – an analysis of cash flows, sources and uses of cash, off balance sheet arrangements and contractual obligations.

*      Disclosure Regarding Forward-Looking Statements – cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

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

We experienced another strong operating performance in the second quarter of 2006 with net earnings of $220 million, or $4.38 per diluted share, on net sales of $2.8 billion, compared to second quarter 2005 net earnings of $141 million, or $2.83 per diluted share, on net sales of $2.5 billion.  Year-to-date 2006 net earnings were $355 million, or $7.08 per diluted share, on net sales of $5.5 billion, compared to year-to-date 2005 net earnings of $238 million, or $4.80 per diluted share, on net sales of $4.7 billion.  Second quarter net earnings and sales were a record for Cummins as we continue to benefit from improved economic conditions resulting in high levels of demand across our businesses, as well as increased share in a number of markets and our focus on cost reduction.  All of our segments reported sales increases in the second quarter and year to date compared to the same periods a year ago, with particularly strong demand in the North American heavy-duty truck market where engine sales increased 19 percent year to date and our market share increased slightly compared to the same period in 2005.  Overall, our Engine segment net sales were up $570 million, or 18 percent, year to date.  In addition, net sales increased at our Power Generation segment (up $214 million, or 23 percent), Components segment (up $134 million, or 14 percent) and Distribution segment (up $103 million, or 19 percent) on a year to date basis.

	Three months ended		Six months ended
	July 2, 2006	June 26, 2005	July 2, 2006	June 26, 2005
Consolidated Results	Millions (except earnings per share )
Net sales	$2,842	$2,490	$5,520	$4,698
Gross margin	672	550	1,271	1,006
Investee equity, royalty and other income	(37)	(38)	(68)	(72)
Operating earnings	309	231	557	399
Net earnings	220	141	355	238
Diluted earnings per share	$4.38	$2.83	$7.08	$4.80

 During the first six months of 2006, we continued our commitment to building a strong balance sheet, investing in profitable growth around the globe and returning value to our shareholders.  Some of the transactions and events that highlight this are as follows:

*      In January 2006, we signed a joint venture agreement with KAMAZ Inc., the largest vehicle manufacturer in Russia, to produce B Series engines under the name ZAO Cummins Kama.  The joint venture will build on the Cummins and KAMAZ relationship that dates back to the early 1980s.  Among the customers of the new company are KAMAZ trucks and buses, as well as trucks, buses and agricultural equipment produced by other manufacturers in Russia, Belarus and the Ukraine.

*      In March 2006, we signed a feasibility study with Beiqi Foton Motor Company on the formation of a 50/50 joint venture company to produce two types of light-duty diesel engines for use primarily in the commercial market.  Beijing Foton Cummins Engine Company will be based in Beijing and will produce engines based on Cummins designs.  The feasibility study will outline the parameters of the partnership and is the final step before a joint venture agreement is signed.  The joint venture is expected to begin operation in 2006, with production starting as early as 2008.

*      Our level of debt at July 2, 2006, has decreased by $363 million since December 31, 2005 and our debt-to-capital ratio has improved to 28.6 percent at July 2, 2006, from 42.3 percent at December 31, 2005.  As previously announced, we intend to repay our $250 million 9.5% notes in December 2006, the first call date for the debt.  The notes were issued in 2002 and are expected to be repaid using cash generated from operations.

*      On May 8, 2006, the Board of Directors approved the Company's plan to redeem all of the 7% convertible quarterly income preferred securities that were issued in June 2001.  On May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities.  As a result, substantially all of the related $300 million of 7% convertible subordinated debentures outstanding were converted into shares of our common stock.

*      During the first six months of 2006, we made contributions of approximately $83 million to our pension plans.

*      During the second quarter of 2006, we completed our previously announced share repurchase program.  Share repurchases for the second quarter totaled $26 million, bringing our total repurchased since the announcement in September 2005 to $100 million.  In July 2006, the Board of Directors gave authorization the Company to acquire up to two million shares of Cummins common stock in addition to what has been acquired under previous authorizations.  In addition, the Board also voted to increase the quarterly cash dividend per share by 20 percent to $0.36 per share.

RESULTS OF OPERATIONS

Three Months Ended - 2006 versus 2005

	Three Months Ended		Change
	July 2, 2006	June 26, 2005	Amount	Percent
	$ in millions
Net sales	$2,842	$2,490	$352	14%
Cost of sales	2,170	1,940	230	12%
Gross margin	672	550	122	22%
Operating expenses (income)
Selling and administrative expenses	320	287	33	11%
Research and engineering expenses	80	73	7	10%
Investee equity, royalty and other income	(37)	(38)	1	3%
Other operating income, net	—	(3)	3	NM
Operating earnings	309	231	78	34%
Interest income	(10)	(4)	(6)	NM
Interest expense	26	28	(2)	7%
Other income, net	(6)	—	(6)	NM
Earnings before income taxes and minority interests	299	207	92	44%
Provision for income taxes	67	58	9	16%
Minority interests in earnings of consolidated subsidiaries	12	8	4	50%
Net earnings	$220	$141	$79	56%

Net Sales

Net sales increased in all segments.  Engine sales were up $229 million, or 14 percent, due to strong demand from heavy- and medium-duty truck OEMs, higher engine volumes for industrial applications and increased shipments of light-duty automotive engines.  Engine and part sales to on-highway markets were 15 percent higher compared to last year with increased volumes in all market segments.  Power Generation sales increased $105 million, or 21 percent, due to increased demand across all product lines. Components sales increased $52 million, or 10 percent, due to increased volume within all of our Components businesses.  Distribution sales increased $39 million, or 13 percent, primarily due to increased demand for power generation products followed by increased parts and service volumes.  See our “Operating Segment Results” section for further details on sales by segment.

Gross Margin

Gross margin improved primarily due to increased sales, the related absorption benefits on fixed manufacturing costs, and changes in sales mix, all of which increased gross margin by $115 million.  In addition, $18 million of price realization, net of increased product costs, improved gross margin in the current period compared to the same period in the prior year.  These increases in margin were partially offset by increased warranty expenses of $14 million, primarily as a result of the increased volumes.  Other factors which impacted gross margin to a lesser extent were the impact of currency exchange rates, material costs and other miscellaneous fluctuations.

Warranty expense as a percent of sales increased slightly to 2.9 percent in the second quarter of 2006 compared to 2.7 percent in the second quarter of 2005.

Selling and Administrative Expenses

Selling and administrative expenses increased primarily due to higher compensation and related expenses of approximately $10 million, which included salaries, variable compensation and fringe benefits, as a result of improved financial performance of the company.  Other factors affecting selling and administrative to a lesser extent included increased consulting fees and other outside services of $7 million, increased marketing and administrative expenses of $4 million and increased travel expenses of $5 million.  The remaining change in selling and administrative expenses is due to a combination of increases in various other miscellaneous expenses, none of which were significant individually, partially offset by a favorable foreign currency impact.  Overall selling and administrative expenses were 11.3 percent of sales in the second quarter of 2006 compared to 11.5 percent of sales in the second quarter of 2005.

Research and Engineering Expenses

Research and engineering expenses increased primarily due to increased compensation expense and consulting and outside services.  We had significant research and engineering expenses across the Engine and Components segments related to new product development for 2007 and beyond as well as research and engineering expenses for growth platforms across geographies.  The Engine and Components segments each had increases in research and development of $4 million.  Fluctuations in other miscellaneous research and development expenses were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income decreased slightly primarily due to a decrease in earnings from Dongfeng Cummins Engine Company, Ltd. (DCEC) of approximately $6 million due to a continued disruption in demand in the automotive markets caused by changes in China’s regulatory environment regarding vehicle weight restrictions.  In addition, royalty and other income from equity investees decreased by $3 million.  The decrease in earnings from DCEC and royalty and other income was mostly offset by improved earnings from our North American distributors of $6 million and an increase in earnings from Tata Cummins Ltd. of $2 million.

Other Operating Income, Net

The major components of other operating income are royalty income, amortization of intangible assets and loss on sale of fixed assets.  The fluctuation from the second quarter of 2005 to the second quarter of 2006 was primarily due to a combination of a $2 million loss on the write-down of fixed assets and a decrease in royalty income.  Other fluctuations in other operating income were not significant individually or in the aggregate.

Interest Income

Interest income increased primarily due to higher average cash balances in the second quarter of 2006 compared to the second quarter of 2005.  The higher average cash balances are due to increased earnings and stronger cash flows from operations in 2006.

Interest Expense

Interest expense decreased due to lower debt balances in the second quarter of 2006 as compared to the same period in 2005.

Other Income, Net

The major components of other income include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses.  There were not any individual fluctuations in the components of miscellaneous income and expenses that were significant.

Provision for Income Taxes

Our tax rates are generally less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings, export tax benefits and (for 2005) research tax credits.  The U.S. tax research credit expired on December 31, 2005 and has not yet been renewed.

Our income tax provision for the three months ended July 2, 2006, was reduced by $28 million, or $0.55 per share, due to the favorable resolution of tax uncertainties related to prior years.  As a result, our effective tax rate for the three months ended July 2, 2006, was 22 percent.  Our 2005 provision was reduced by $4 million in the second quarter for the tax benefits of foreign dividend distributions which qualified for a special 85-percent deduction under The American Jobs Creation Act of 2004.  As a result, our effective tax rate for the three months ended June 26, 2005, was 28 percent.

The effective tax rate for the remainder of the year is expected to approximate 32 percent absent any additional discrete period activity.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interest is primarily attributable to Cummins Eastern Canada LLP, a 51 percent owned subsidiary and Cummins India Limited, a 51 percent owned subsidiary.  These two subsidiaries account for nearly 60 percent of the total minority interest in the second quarter of 2006.  Earnings at both of these subsidiaries increased in the second quarter of 2006 compared to the second quarter of 2005, resulting in an increase in minority interest expense.  The remainder of the increase in minority interests was attributable to a combination of immaterial increases and decreases in earnings at the remaining consolidated subsidiaries.

Six Months Ended - 2006 versus 2005

	Six Months Ended		Change
	July 2, 2006	June 26, 2005	Amount	Percent
	$ in millions
Net sales	$5,520	$4,698	$822	17%
Cost of sales	4,249	3,692	557	15%
Gross margin	1,271	1,006	265	26%
Operating expenses (income)
Selling and administrative expenses	621	546	75	14%
Research and engineering expenses	162	136	26	19%
Investee equity, royalty and other income	(68)	(72)	4	6%
Other operating income, net	(1)	(3)	2	67%
Operating earnings	557	399	158	40%
Interest income	(19)	(9)	(10)	NM
Interest expense	53	56	(3)	5%
Other (income) expenses, net	(4)	10	(14)	NM
Earnings before income taxes and minority interests	527	342	185	54%
Provision for income taxes	152	92	60	65%
Minority interests in earnings of consolidated subsidiaries	20	12	8	67%
Net earnings	$355	$238	$117	49%

Net Sales

Net sales increased in all segments.  Engine sales were up $570 million, or 18 percent, due to strong demand from heavy- and medium-duty truck OEMs, higher engine volumes for industrial applications and increased shipments of light-duty engines.  Engine and part sales to on-highway markets were 19 percent higher compared to last year with increased volumes in all market segments.  Power Generation sales increased $214 million, or 23 percent, due to increased demand across all product lines. Components sales increased $134 million, or 14 percent, due to increased volume within all of our Components businesses led by our filtration business.  Distribution sales increased $103 million, or 19 percent, primarily due to increased demand for power generation products followed by increased parts, engine and service volumes.  See our “Operating Segment Results” section for further details on sales by segment.

Gross Margin

Gross margin improved primarily due to increased sales, the related absorption benefits on fixed manufacturing costs, and changes in sales mix, all of which increased gross margin by $255 million.  In addition, $41 million in price realization, net of increased product costs, improved gross margin in the current period compared to the same period in the prior year.  These increases in margin were partially offset by increased warranty expenses of $37 million, primarily as a result of the increased volumes.  Other factors which impacted gross margin to a lesser extent were the impact of currency exchange rates and other miscellaneous fluctuations.

Warranty expense as a percent of sales increased slightly to 3.0 percent in the first six months of 2006 compared to 2.7 percent in the first six months of 2005.

Selling and Administrative Expenses

Selling and administrative expenses increased primarily due to higher compensation and related expenses of approximately $27 million, which included salaries, variable compensation and fringe benefits, as a result of improved financial performance of the company.  In addition, incremental staffing added to the increased compensation and related expenses.  Shipping and handling costs increased by approximately $4 million due to increased sales volumes.  Other factors affecting selling and administrative to a lesser extent included increased consulting fees and other outside services of $16 million, increased marketing and administrative expenses of $10 million and increased travel expenses of $10 million.  The remaining change in selling and administrative expenses is due to a combination of increases in various other miscellaneous expenses, none of which were significant individually, partially offset by a favorable foreign currency impact.  Overall selling and administrative expenses were 11.3 percent of sales in the first six months of 2006 compared to 11.6 percent of sales in the first six months of 2005.

Research and Engineering Expenses

Research and engineering expenses increased primarily due to increased compensation expense and consulting and outside services, as well as higher spending on development programs for future products.  We had significant research and engineering expenses across the Engine and Components segments related to new product development for 2007 and beyond as well as research and engineering expenses for growth platforms across geographies.  The Engine segment accounted for $14 million of the increase in research and engineering expenses along with an increase in the Components segment of $10 million.  Fluctuations in other miscellaneous research and development expenses were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income decreased slightly primarily due to a decrease in earnings from Dongfeng Cummins Engine Company, Ltd. (DCEC) of approximately $16 million due to a continued disruption in demand in the automotive markets caused by changes in China’s regulatory environment regarding vehicle weight restrictions.  The decrease in earnings from DCEC was partially offset by improved earnings from our North American distributors of $9 million and improved earnings from Tata Cummins Ltd. of $4 million.

Other Operating Income, Net

The major components of other operating income are royalty income, amortization of intangible assets and loss on sale of fixed assets.  The fluctuation from the first six months of 2005 to the first six months of 2006 was primarily due to a decrease in royalty income.  Other fluctuations in other operating income were not significant individually or in the aggregate.

Interest Income

Interest income increased primarily due to higher average cash balances in the first six months of 2006 compared to the first six months of 2005.  The higher average cash balances are due to increased earnings and stronger cash flows from operations in 2006.

Interest Expense

Interest expense decreased slightly due to lower debt balances in the first six months of 2006 as compared to the same period in 2005.

Other (Income) Expense, Net

The major components of other income include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses.  The fluctuation in other income in the first six months of 2006 compared to the first six months of 2005 is due to a decrease in foreign currency exchange losses of approximately $6 million and fluctuations in the components of miscellaneous income and expenses, none of which were individually significant.

Provision for Income Taxes

Our tax rates are generally less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings, export tax benefits and (for 2005) research tax credits.  The U.S. tax research credit expired on December 31, 2005 and has not yet been renewed.

Our income tax provision for the six months ended July 2, 2006, was reduced by $28 million, or $0.55 per share, due to the favorable resolution of tax uncertainties related to prior years.  In addition, our provision for the six months ended July 2, 2006, was also impacted by a $12 million, or $0.23 per share, increase in the first quarter for the effect of new Indiana tax legislation.  As a result, our effective tax rate for the six months ended July 2, 2006, was 29 percent.  Our 2005 provision was reduced by $10 million ($6 million in the first quarter and $4 million in the second quarter) for the tax benefits of foreign dividend distributions which qualified for a special 85-percent deduction under The American Jobs Creation Act of 2004.  As a result, our effective tax rate for the six months ended June 26, 2005, was 27 percent.

The effective tax rate for the remainder of the year is expected to approximate 32 percent absent any additional discrete period activity.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interest is primarily attributable to Cummins Eastern Canada LLP, a 51 percent owned-subsidiary and Cummins India Limited, a 51 percent owned-subsidiary.  These two subsidiaries account for nearly 60 percent of the total minority interest in the first six months of 2006.  Earnings at both of these subsidiaries increased in the first six months of 2006 compared to the first six months of 2005, resulting in an increase in minority interest expense.  The remainder of the increase in minority interests was attributable to a combination of immaterial increases and decreases in earnings at the remaining consolidated subsidiaries.

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

Engine Results

Three Months Ended - 2006 versus 2005

The net sales, investee income and segment EBIT for Engine were as follows:

	Three months ended		Change
$ in millions	July 2, 2006	June 26, 2005	Amount	Percent
Net sales	$1,896	$1,667	$229	14%
Investee equity, royalty and other income	18	25	(7)	28%
Segment EBIT	190	156	34	22%

Segment EBIT as a percentage of net sales	10.0%	9.4%	0.6 percentage point

The increase in net sales for this segment was primarily due to strong demand across most markets, particularly the light-duty automotive market with strong engine volumes to DaimlerChrysler and the North American heavy-duty truck market along with strong industrial market volumes. Total on-highway-related sales were 64 percent of Engine segment net sales during the second quarter of 2006, compared with 63 percent during the second quarter of 2005.

The improvement in segment EBIT was primarily due to the higher engine volumes across most major markets, the accompanying gross margin benefits of higher absorption of fixed manufacturing costs and a slight improvement in pricing.  Gross margin increased $51 million, or 16 percent, quarter over quarter.  Selling and administrative expenses increased $13 million, or 10 percent, quarter over quarter, however selling and administrative expenses as a percentage of net sales decreased slightly.  Research and engineering expenses increased $4 million, or 7 percent, compared to the same quarter last year and decreased slightly as a percentage of net sales compared to the prior period.

In addition, earnings from joint ventures decreased compared with the second quarter of 2005, primarily due to a $6 million decrease in earnings at DCEC due to a continued disruption in demand in the automotive markets caused by changes in China's regulatory environment regarding vehicle weight restrictions.

A summary and discussion of Engine net sales by market follows:

	Three months ended		Change
$ in millions	July 2 , 2006	June 26, 2005	Amount	Percent
Heavy-duty truck	$618	$553	$65	12%
Medium-duty truck and bus	247	228	19	8%
Light-duty automotive and RV	341	269	72	27%
Total on-highway	1,206	1,050	156	15%
Industrial	516	458	58	13%
Stationary power	174	159	15	9%
Total net sales	$1,896	$1,667	$229	14%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Three months ended		Change
	July 2, 2006	June 26, 2005	Amount	Percent
Midrange	121,800	101,600	20,200	20%
Heavy-duty	31,400	27,500	3,900	14%
High-horsepower	4,000	3,800	200	5%
Total unit shipments	157,200	132,900	24,300	18%

Heavy-Duty Truck

The increase in sales to the heavy-duty truck market was primarily driven by the North American truck market as OEMs work to meet growing demand from truck fleets adding capacity to meet the increase in freight tonnage and replacing trucks ahead of the 2007 change in emissions standards.  Global unit shipments of heavy-duty truck engines were up 14 percent in the second quarter of 2006, compared to the second quarter of 2005, with North American shipments up 14 percent and international shipments up 19 percent.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues is due to our growing position with North American OEMs in the medium duty truck market and increased shipments of  bus engines in North America and internationally.  Shipments of medium-duty truck engines were up 19 percent to North American OEMs and down 16 percent to international OEMs compared with the second quarter of 2005.  The increase in medium-duty truck engine shipments in North America is due to an overall increase in demand and growing penetration at key OEMs. The decrease in shipments to international OEMs is primarily due to changes in emissions standards in Brazil to Euro III effective January 1, 2006.  Sales of bus engines and parts increased in the second quarter of 2006 compared to the second quarter of 2005 due to strong demand from North American OEMs with shipments up 48 percent while international shipments were up slightly at 2 percent.  The increase in the North American transit bus market is being driven by our increased market share.

Light-Duty Automotive and RV

Sales of light-duty automotive engines increased as a result of higher volumes. Total light-duty automotive unit shipments were approximately 49,700 in the second quarter of 2006, an increase of 23 percent compared to the same period in 2005. Most of the increase in light-duty automotive sales was driven by continued demand from DaimlerChrysler with increased shipments of approximately 7,700 units, or a 21 percent increase compared to the second quarter of 2005. Global engine shipments to recreational vehicle OEMs increased by 41 percent in the second quarter of 2006 compared with the same period in 2005 due to new product introductions and growing penetration at key OEMs.

Industrial

Total sales were up in all industrial markets, except for rail, primarily due to strong demand in those markets. Unit shipments increased 23 percent in the second quarter of 2006 compared to the same period in 2005. Approximately 53 percent of the shipments were to North American markets and 47 percent to international markets in the second quarter compared to 56 percent and 44 percent, respectively, for the same period in 2005.  The overall change in the geographic sales mix is due to the continued strength of the international construction market which is being driven by strong demand in China.  Shipments to the construction market increased 23 percent in total and increased 35 percent internationally.  The other market showing a significant increase was the oil and gas market with a 54 percent increase in shipments.  The shipments to the oil and gas market have increased as sustained oil and natural gas prices continue to drive activity and investments in new equipment.  Other industrial markets had modest increases in shipments compared to the same period in 2005.

Stationary Power

The increase in sales to stationary power markets is due to the increased net sales to our Power Generation segment.  These net sales are eliminated in our Condensed Consolidated Statements of Earnings.  See the Power Generation Results for a discussion of the increase in net sales.

Six Months Ended - 2006 versus 2005

The net sales, investee income and segment EBIT for Engine were as follows:

	Six months ended		Change
$ in millions	July 2, 2006	June 26, 2005	Amount	Percent
Net sales	$3,717	$3,147	$570	18%
Investee equity, royalty and other income	35	50	(15)	30%
Segment EBIT	369	273	96	35%

Segment EBIT as a percentage of net sales	9.9%	8.7%	1.2 percentage points

The increase in net sales for this segment was primarily due to strong demand across most markets, particularly the light-duty automotive market with strong engine sales to DaimlerChrysler and the North American heavy-duty truck market along with strong industrial market sales. Total on-highway-related sales were 63 percent of Engine segment net sales during the first six months of 2006 and 2005.

The improvement in segment EBIT was primarily due to the higher engine volumes across most major markets, the accompanying gross margin benefits of higher absorption of fixed manufacturing costs, pricing, and efficiencies, all of which resulted in a one percentage point improvement in gross margin percentage in the first six months of 2006 compared to the same period last year.  Gross margin increased $144 million, or 25 percent, for the first six months of 2006 compared to the same period last year.  Selling and administrative expenses increased $34 million, or 13 percent, however selling and administrative expenses as a percentage of net sales decreased slightly.  Research and engineering expenses increased $14 million, or 14 percent, compared to the first six months of 2005 and decreased slightly as a percentage of net sales compared to the prior period.

In addition, earnings from joint ventures decreased compared with the first six months of 2005, primarily due to a $16 million decrease in earnings at DCEC due to a continued disruption in demand in the automotive markets caused by changes in China’s regulatory environment regarding vehicle weight restrictions.

A summary and discussion of Engine net sales by market follows:

	Six months ended		Change
$ in millions	July 2 , 2006	June 26, 2005	Amount	Percent
Heavy-duty truck	$1,226	$1,047	$179	17%
Medium-duty truck and bus	462	419	43	10%
Light-duty automotive and RV	672	524	148	28%
Total on-highway	2,360	1,990	370	19%
Industrial	997	857	140	16%
Stationary power	360	300	60	20%
Total net sales	$3,717	$3,147	$570	18%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Six months ended		Change
	July 2, 2006	June 26, 2005	Amount	Percent
Midrange	236,300	192,700	43,600	23%
Heavy-duty	61,500	52,400	9,100	17%
High-horsepower	7,700	6,900	800	12%
Total unit shipments	305,500	252,000	53,500	21%

Heavy-Duty Truck

The increase in sales to the heavy-duty truck market was primarily driven by the North American truck market as OEMs work to meet growing demand from truck fleets adding capacity to meet the increase in freight tonnage and replacing trucks ahead of the 2007 change in emissions standards.  Global unit shipments of heavy-duty truck engines were up 18 percent in the first six months of 2006, compared to the first six months of 2005, with North American shipments up 19 percent and international shipments up 12 percent.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues is due to strong demand, our growing position with North American OEMs in the medium duty truck market and increased shipments of  bus engines in North America and internationally.  Shipments of medium-duty truck engines were up 21 percent to North American OEMs and down 15 percent to international OEMs compared with the first six months of 2005.  The increase in medium-duty truck engine shipments in North America is due to our increased penetration in this market and an overall increase in demand. The decrease in shipments to international OEMs is due to changes in emissions standards in Brazil to Euro III effective January 1, 2006.  Sales of bus engines and parts increased in the first six months of 2006 compared to the first six months of 2005 due to strong demand from North American OEMs with shipments up 48 percent while international shipments were up 15 percent.

Light-Duty Automotive and RV

Sales of light-duty automotive engines increased as a result of higher volumes. Total light-duty automotive unit shipments were approximately 99,100 in the first six months of 2006, an increase of 29 percent compared to the same period in 2005. Most of the increase in light-duty automotive sales was driven by continued demand from DaimlerChrysler with increased shipments of approximately 20,400 units, or a 29 percent increase compared to the first six months of 2005. Engine shipments to recreational vehicle OEMs increased by over 17 percent in the first six months of 2006 compared with the same period in 2005due to new product introductions and growing penetration at key OEMs.

Industrial

Total sales were up in all industrial markets, except for rail, primarily due to strong demand in those markets. Unit shipments increased 26 percent in the first six months of 2006 compared to the same period in 2005. Approximately 53 percent of the shipments were to North American markets and 47 percent to international markets in the first six months compared to 58 percent and 42 percent, respectively, for the same period in 2005.  The overall change in the geographic sales mix is due to the continued strength of the international construction market which is being driven by strong demand in China.  Total shipments to the construction market increased 26 percent largely because international shipments increased 45 percent.  Other markets showing significant increases in shipments were the mining market and the oil and gas market with increases of 8 percent and 62 percent, respectively.  The mining market demand is up as the strength in commodity prices is driving investment in mining capacity.  The sales to the oil and gas market have increased as sustained oil and natural gas prices continue to drive activity and investments in new equipment.  Other industrial markets had modest increases in shipments compared to the same period in 2005.

Stationary Power

The increase in sales to stationary power markets is due to the increased net sales to our Power Generation segment.  These net sales are eliminated in our Condensed Consolidated Statements of Earnings.  See the Power Generation Results for a discussion of the increase in net sales.

Power Generation Results

Three Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Power Generation were as follows:

	Three months ended		Change
$ in millions	July 2, 2006	June 26, 2005	Amount	Percent
Net sales	$598	493	105	21%
Investee equity, royalty and other income	3	3	—	—%
Segment EBIT	56	35	21	60%

Segment EBIT as a percentage of net sales	9.4%	7.1%	2.3 percentage points

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand in the commercial generator set and alternator lines of business.  Our commercial and alternator businesses are up in all markets, except China.  We also saw increases in our consumer market due to strong demand in the towable recreational vehicle and marine markets.  Our power electronics and rental markets also saw increases, but at a more modest pace.

The improvement in segment EBIT was largely attributable to strong commercial generator set sales across geographic markets as well as improved mix and price realization.  While material costs have risen period over period, we have been able to more than absorb these costs through improved pricing.  Gross margin improved $34 million, or 43 percent, in the second quarter over the same period in 2005.  Gross margin percentage improved almost three percentage points compared to the same period in 2005.  Selling and administrative expenses increased $8 million, or 17 percent, over the second quarter of 2005, however selling and administrative expenses as a percentage of net sales improved slightly in the second quarter of 2006, compared to the same period in 2005.  Research and engineering expenses increased $1 million, or 20 percent during the second quarter, compared to 2005 and research and engineering expenses as a percentage of net sales remained relatively consistent compared to the same period in 2005.

A summary of engine shipments used in power generation equipment by engine category follows:

	Three months ended		Change
	July 2, 2006	June 26, 2005	Amount	Percent
Midrange	7,300	5,100	2,200	43%
Heavy-duty	1,800	1,800	—	—%
High-horsepower	2,400	2,100	300	14%
Total unit shipments	11,500	9,000	2,500	28%

Six Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Power Generation were as follows:

	Six months ended		Change
$ in millions	July 2, 2006	June 26, 2005	Amount	Percent
Net sales	$1,134	920	214	23%
Investee equity, royalty and other income	6	4	2	50%
Segment EBIT	101	50	51	102%

Segment EBIT as a percentage of net sales	8.9%	5.4%	3.5 percentage points

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand in the commercial generator set and alternator lines of business.  Our commercial business is up in nearly all markets, and our alternator business is up in all markets as well.  We also saw increases in our consumer market due to strong demand in the towable recreational vehicle and marine markets.  Our power electronics, energy solutions, and rental markets also saw increases, but at a more modest pace.  In addition, pricing actions from last year contributed to the increase in net sales.

The improvement in segment EBIT was largely attributable to strong commercial generator set sales across geographic markets as well as improved mix and price realization. While material costs have increased period over period, we have been able to more than absorb these costs through improved pricing Gross margin improved $66 million, or 46 percent, in the first six months of 2006 over the same period in 2005.  Gross margin percentage improved nearly three percentage points compared to the same period in 2005.  Selling and administrative expenses increased $15 million, or 16 percent, over the first six months of 2005, however selling and administrative expenses as a percentage of net sales improved by over one half of a percentage point in the first six months of 2006, compared to the same period in 2005.  Research and engineering expenses increased $3 million, or 30 percent during the first six months, compared to 2005 and research and engineering expenses as a percentage of net sales remained relatively consistent compared to the same period in 2005.

A summary of engine shipments used in power generation equipment by engine category follows:

	Six months ended		Change
	July 2, 2006	June 26, 2005	Amount	Percent
Midrange	14,000	9,700	4,300	44%
Heavy-duty	3,500	3,300	200	6%
High-horsepower	4,500	4,000	500	13%
Total unit shipments	22,000	17,000	5,000	29%

Components Results

Three Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Components were as follows:

	Three months ended		Change
$ in millions	July 2, 2006	June 26, 2005	Amount	Percent
Net sales	$563	$511	$52	10%
Investee equity, royalty and other income	2	2	—	—%
Segment EBIT	34	21	13	62%

Segment EBIT as a percentage of net sales	6.0%	4.1%	1.9 percentage points

 Our Components segment includes the following businesses: fuel systems, filtration, aftertreatment devices and turbochargers.  Components net sales increased across all businesses and all geographic markets, but were primarily driven by strong demand in North America and Latin America for our filtration products with increases in both aftermarket volume and OEM volume.  Sales of our turbochargers increased due to increased European OEM sales.

Segment EBIT improved during the second quarter compared with the same period in 2005, primarily due to improved volume. In addition, EBIT as a percentage of net sales increased by nearly two percentage points.  Gross margin increased $21 million, or 26 percent, in the second quarter compared to the same period in 2005, and gross margin percentage improved over two percentage points compared to the same period in 2005, primarily due to volume, pricing and mix.  Selling and administrative expenses increased $5 million, or 10 percent, compared to the second quarter of 2005, and remained flat as a percentage of net sales.  Research and engineering expenses increased due to an increased investment in the development of a number of new products and critical technologies that will be launched in 2007 and beyond.  Research and engineering expenses increased $4 million, or 29 percent, compared to the second quarter of 2005 and increased by one half of a percentage point as a percentage of net sales.

Six Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Components were as follows:

	Six months ended		Change
$ in millions	July 2, 2006	June 26, 2005	Amount	Percent
Net sales	$1,118	$984	$134	14%
Investee equity, royalty and other income	4	4	—	—%
Segment EBIT	65	44	21	48%

Segment EBIT as a percentage of net sales	5.8%	4.5%	1.3 percentage points

Components net sales increased across all businesses and all geographic markets, but were primarily driven by strong demand in North America and Latin America for our filtration products with increases in both aftermarket volume and OEM volume.  Sales of our turbochargers increased primarily due to increased OEM sales.

Segment EBIT improved during the first six months compared with same period in 2005, primarily due to improved volume. In addition, EBIT as a percentage of net sales increased by over one percentage point.  Gross margin increased $40 million, or 25 percent, in the first six months compared to the same period in 2005, and gross margin percentage improved over one percentage point compared to the same period in 2005, primarily due to volume and pricing.  Selling and administrative expenses increased $10 million, or 10 percent, compared to the first six months of 2005, but decreased slightly as a percentage of net sales.  Research and engineering expenses increased due to an increased investment in the development of a number of new products and critical technologies that will be launched in 2007 and beyond.  Research and engineering expenses increased $10 million, or 37 percent, compared to the first six months of 2005 and increased by over one half of a percentage point as a percentage of net sales.

Distribution Results

Three Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Distribution were as follows:

	Three months ended		Change
$ in millions	July 2, 2006	June 26, 2005	Amount	Percent
Net sales	$336	$297	$39	13%
Investee equity, royalty and other income	14	8	6	75%
Segment EBIT	36	26	10	38%

Segment EBIT as a percentage of net sales	10.7%	8.8%	1.9 percentage points

Distribution net sales increased primarily due to strong overall demand in Europe, the Middle East and East Asia.  The higher net sales were led by increases in power generation volume followed by parts and service volume.  The reconstruction in the Middle East is the primary driver for the higher power generation volume accounting for nearly half of the increase.  Parts and service volumes were up throughout several geographies, most notably in East Asia, Europe and the Middle East.

Segment EBIT increased primarily due to higher gross margins resulting from greater sales of parts, service, and power generation equipment.  Gross margin in the second quarter of 2006 improved $6 million, or 9 percent, over the same period in 2005, however gross margin percentage decreased by nearly one percentage point due to a shift in mix.  The increase in gross margin was partially offset by higher selling and administrative expenses.  Selling and administrative expenses increased $7 million, or 13 percent; however selling and administrative expenses remained flat as a percentage of net sales in the same period.

Also contributing to the increase in segment EBIT quarter-over-quarter was a $6 million increase in investee equity earnings.  This is primarily attributable to a $6 million increase in earnings at our North American distributors.

Six Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Distribution were as follows:

	Six months ended		Change
$ in millions	July 2, 2006	June 26, 2005	Amount	Percent
Net sales	$653	$550	$103	19%
Investee equity, royalty and other income	23	14	9	64%
Segment EBIT	67	46	21	46%

Segment EBIT as a percentage of net sales	10.3%	8.4%	1.9 percentage points

Distribution net sales increased primarily due to strong overall demand in Europe, the Middle East and East Asia.  The higher net sales were led by increases in power generation volume followed by parts and engine volume.  The reconstruction in the Middle East is the primary driver for the higher power generation volume accounting for over half of the increase.  Parts and engine volumes were up throughout several geographies, most notably in Europe, East Asia and the Middle East.

Segment EBIT increased primarily due to higher gross margins resulting from greater sales of engines, parts, and power generation equipment.  Gross margin in the first six months of 2006 improved $23 million, or 18 percent, over the same period in 2005, and gross margin percentage decreased slightly.  The increase in gross margin was partially offset by higher selling and administrative expenses.  Selling and administrative expenses increased $16 million, or 16 percent; however selling and administrative expenses decreased one half of a percentage point as a percentage of net sales in the same period.

Also contributing to the increase in segment EBIT year-over-year was a $9 million increase in investee equity earnings.  This is primarily attributable to a $9 million increase in earnings at our North American distributors.

Geographic Markets

Sales to international markets for the three and six months ended July 2, 2006, were 49 percent of total net sales, compared to 51 percent and 50 percent, respectively, for the three and six months ended June 26, 2005.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three months ended,				Six months ended,
$ in millions	July 2, 2006		June 26, 2005		July 2, 2006		June 26, 2005
United States	$1,443	51%	$1,231	49%	$2,828	51%	$2,361	50%
Asia/Australia	444	16%	437	18%	862	15%	795	17%
Europe/CIS	406	14%	355	14%	770	14%	683	15%
Mexico/Latin America	233	8%	174	7%	424	8%	321	7%
Canada	183	6%	186	8%	375	7%	342	7%
Africa/Middle East	133	5%	107	4%	261	5%	196	4%
Total international	1,399	49%	1,259	51%	2,692	49%	2,337	50%
Total consolidated net sales	$2,842	100%	$2,490	100%	$5,520	100%	$4,698	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash provided by operations is the primary source of funding our working capital requirements. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we may use periodic borrowings, primarily our revolving credit facility and our accounts receivable sales program, to fund our working capital requirements. As of July 2, 2006, there were no amounts outstanding under our revolving credit facility or our accounts receivable sales program.

The Company’s net debt position is as follows:

	July 2,	December 31,
	2006	2005
	Millions
Total debt	$1,004	$1,367
Less: cash, cash equivalents and marketable securities	(944)	(840)
Net debt	$60	$527

Total debt as a percent of our total capital, including total debt, was 28.6 percent at July 2, 2006 compared with 42.3 percent at December 31, 2005.

We believe our liquidity with cash and cash equivalents of $878 million, marketable securities of $66 million, $539 million available under our revolving credit facility, $200 million available under our accounts receivable program and $126 million available under international credit facilities (see the table below under Available Credit Capacity) provides us with the financial flexibility needed to satisfy future short-term funding requirements for working capital, debt service obligations, capital expenditures, projected pension funding, dividend payments and expansion in emerging markets.

Available Credit Capacity

The table below provides the components of available credit capacity:

July 2, 2006
Millions
Revolving credit facility	$539
International credit facilities accessible by local entities	90
International credit facilities accessible by corporate treasury	36
Accounts receivable sales program	200
Total available credit capacity	$865

Working Capital Summary

	July 2,	December 31,
	2006	2005
	$ in millions
Current assets	$4,421	$3,916
Current liabilities	2,612	2,218
Working capital	$1,809	$1,698
Current ratio	1.69	1.77
Days' sales in receivables	53	49
Inventory turnover	6.8	7.2

Current assets increased $505 million primarily due to increases in receivables, inventories and cash.  Current liabilities rose $394 million due to increases in accounts payable, current pension liability and the current portion of long-term debt.  As a result, working capital increased, however the current ratio declined as the 18 percent increase in current liabilities exceeded the 13 percent increase in current assets.

Cash Flows

The following table summarizes the key elements of our cash flows for the six month periods:

	July 2, 2006	June 26, 2005
	Millions
Net cash provided by operating activities	$355	$155
Net cash used in investing activities	(110)	(76)
Net cash used in financing activities	(146)	(280)
Effect of exchange rate changes on cash	—	(6)
Net increase (decrease) in cash and cash equivalents	$99	$(207)

 Operating Activities.   Net cash provided by operating activities improved $200 million in the first six months of 2006 compared to the first six months of 2005, primarily due to $117 million of higher net earnings, a $20 million increase in the deferred tax provision and a $112 million decrease in working capital, partially offset by an increase in pension contributions of $28 million and a $21 million fluctuation in earnings of equity investees, net of dividends.  Net changes in working capital utilized $234 million in cash during the first six months of 2006 compared to utilizing $346 million in the first six months of 2005, or a net decrease in cash utilized by working capital of $112 million period-over-period.  Cash utilized for working capital tends to fluctuate from period to period based on various factors including, sales and production volumes as well as timing.  The fluctuation in earnings of equity investees, net of dividends relates primarily to a $22 million decrease in dividend income received from these investees.

Investing Activities.   Net cash used in investing activities increased $34 million in the first six months of 2006 compared to 2005. The increase was primarily due to an increase in capital expenditures of $31 million, which includes increased investments in internal use software of $7 million, and a $16 million decrease in net cash flows from investments in marketable securities, partially offset by an $11 million increase in proceeds from disposals of property, plant and equipment.

Capital expenditures, excluding investments in internal use software, in the first six months of 2006 were $102 million compared to $78 million in the first six months of 2005.  Our 2006 capital spending program is currently expected to be approximately $250 million, primarily targeted at new product introduction and capacity expansion for future growth.

Financing Activities.   Net cash used in financing activities was $146 million in the first six months of 2006 compared to $280 million in the first six months of 2005, or a net decrease in cash outflows of $134 million. The majority of the decrease in cash outflows is due to the March 1, 2005, repayment of the $225 million 6.45% notes, partially offset by $62 million in common stock repurchases in 2006.

Share Repurchases

We repurchased $26 million of common stock, representing approximately 236,000 shares, for the three months ended July 2, 2006.  This completed an existing $100 million share repurchase program introduced in September 2005.  In July 2006, the Board of Directors gave authorization the Company to acquire up to two million shares of Cummins common stock in addition to what has been acquired under previous authorizations.

Debt Conversion

On May 8, 2006, the Board of Directors approved the Company's plan to redeem all of the 7% convertible quarterly income preferred securities that were issued in June 2001.  On May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities.  This notification provided the holders of the preferred securities 30 days in which to convert their securities into shares of common stock.  Upon expiration of the notification period, all remaining securities not converted were redeemed for cash at a premium above liquidation value.  Substantially all of the $300 million of 7% convertible subordinated debentures outstanding were converted into shares of our common stock during the second quarter of 2006.  As a result of the conversion, approximately 6.3 million shares of common stock were issued during the second quarter which resulted in an increase of approximately $16 million to common stock outstanding and an increase of approximately $276 million to additional contributed capital.  Since substantially all holders converted their preferred securities to common stock, the loss on extinguishment of this debt to equity was insignificant.

Debt Repayment

In September 2005, we announced our intention to repay $250 million 9.5% notes in December 2006, the first call date for the debt.  The notes were issued in November 2002 and are expected to be repaid using cash generated from operations.

Our $120 million 6.75% debentures may be repaid on February 15, 2007, at the election of the holders.  Such election must be made between December 15, 2006 and January 15, 2007.  At July 2, 2006, we have included these debentures in short-term borrowings in our Condensed Consolidated Balance Sheet.

Pension Funding

We presently anticipate contributing approximately $147 million to $157 million to our pension plans and paying approximately $32 million in claims and premiums for postretirement benefits during the remainder of 2006.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in the first six months of 2006 to impede our compliance with these covenants.

Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor's	BBB-	NR	Stable
Fitch	BBB-	BBB-	Stable

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. This facility replaced a similar program which expired in December 2003.  As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Condensed Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. The terms of the agreement contain the same financial covenants as our revolving credit facility. There was no activity under this program in the first six months of 2006.

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

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.  A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2005 Annual Report on Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2006.

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

*         the cyclical nature of some of our businesses;

*         the outcome of pending and future litigation and governmental proceedings;

*         continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

*        other risk factors described in Part I of our 2005 Annual Report on Form 10-K under the caption "RISK FACTORS RELATING TO OUR BUSINESS."

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

 ITEM 4.  Controls and Procedures

a.)   Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SE'C's rules and forms, and (2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b.)   Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended July 2, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 3 – April 30, 2006	—	$—	—	1,725,500
May 1 – May 28, 2006	220,661	110.94	220,000	1,505,500
May 29 – July 2, 2006	16,690	107.40	16,128	1,489,372
Total	237,351	$110.69	236,128

In September of 2005, our Board of Directors ratified all prior authorizations for the repurchase of Cummins common stock and we publicly announced our intention to purchase, at prices to be determined, approximately $100 million of our common stock over the next two years.  During the second quarter we completed this program and in July 2006, the Board of Directors gave authorization to the Company to acquire up to two million shares of Cummins common stock in addition to what has been acquired under previous authorizations.

During the second quarter of 2006, we repurchased 1,223 shares from employees in connection with the Company's Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock of the Company on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold, must wait six months before another share purchase may be made.

During the second quarter of 2006, the Company issued 1,384 shares of restricted stock as compensation to the Company's non-employee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of security holders on May 9, 2006.  There were 46,715,941 shares of common stock entitled to vote at the meeting and a total of 41,679,414, or 89.2 percent, were represented at the meeting.  Security holders voted on the following proposals:

Proposal 1: Election of nine directors for the ensuring year.

Results of the voting in connection with the election of directors were as follows:

Director	For	Withheld
Robert J. Darnall	40,221,682	1,457,732
John M. Deutch	39,218,435	2,460,979
Alexis M. Herman	41,053,870	625,544
F. Joseph Loughrey	40,014,003	1,665,411
William I. Miller	37,226,551	4,452,863
Georgia R. Nelson	41,071,099	608,315
Theodore M. Solso	39,675,591	2,003,823
Carl Ware	41,111,900	567,514
J. Lawrence Wilson	40,341,901	1,337,513

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

Proposal 2: Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the year 2006.

Results of the voting to ratify the appointment of PricewaterhouseCoopers were as follows:

For	Against	Abstain	Broker Non-Votes
41,208,246	188,288	282,880	—

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
Date: August 4, 2006

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Executive Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)