Form 10-Q
period 2006-10-01
CUMMINS INC
filed 2006-10-31
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 1, 2006

 Commission File Number 1-4949

CUMMINS INC.

(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35‑0257090 (IRS Employer Identification No.)
500 Jackson Street Box 3005 Columbus, Indiana 47202-3005 (Address of principal executive offices)

Telephone (812) 377-5000 (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No  __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  X   Accelerated filer __            Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  __  No X

As of October 1, 2006, there were 52,460,308 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC.  AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
	Millions (except per share amounts)
Net sales (includes related party sales of $401, $320, $1,159 and $864, respectively)	$2,809	$2,467	$8,329	$7,165
Cost of sales (includes related party purchases of $83, $53, $204 and $144, respectively)	2,155	1,906	6,404	5,598
Gross margin	654	561	1,925	1,567

Operating expenses and income
Selling and administrative expenses	328	286	949	832
Research and engineering expenses	81	71	243	207
Investee equity, royalty and other income (Note 2)	(37)	(31)	(105)	(103)
Other operating expense, net	4	3	3	—

Operating earnings	278	232	835	631

Interest income	(14)	(6)	(33)	(15)
Interest expense	23	27	76	83
Other (income) expense, net	(4)	(2)	(8)	8
Earnings before income taxes and minority interests	273	213	800	555

Provision for income taxes	92	61	244	153
Minority interests in earnings of consolidated subsidiaries	10	7	30	19
Net earnings	$171	$145	$526	$383

Earnings per share (Note 12)
Basic	$3.40	$3.27	$11.24	$8.68
Diluted	$3.37	$2.90	$10.46	$7.70

Cash dividends declared per share	$0.36	$0.30	$0.96	$0.90

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 1,	December 31,
	2006	2005
	Millions (except par value)
ASSETS
Current assets
Cash and cash equivalents	$1,027	$779
Marketable securities	82	61
Receivables, net	1,561	1,314
Receivables from related parties	128	109
Inventories (Note 3)	1,405	1,174
Deferred income taxes	313	363
Prepaid expenses and other current assets	146	116
Total current assets	4,662	3,916
Long-term assets
Property, plant and equipment, net of accumulated depreciation of $2,515 and $2,384	1,545	1,557
Investments in and advances to equity investees	331	278
Goodwill (Note 5)	359	358
Other intangible assets, net (Note 5)	113	100
Deferred income taxes	400	500
Other assets	169	176
Total assets	$7,579	$6,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings (Note 6)	$248	$154
Accounts payable	1,061	904
Other accrued expenses	1,300	1,160
Total current liabilities	2,609	2,218
Long-term liabilities
Long-term debt	813	1,213
Pensions	263	396
Postretirement benefits other than pensions	528	554
Other liabilities and deferred revenue	455	415
Total liabilities	4,668	4,796
Commitments and contingencies (Note 10)	—	—
Minority interests	240	225
Shareholders’ equity
Common stock, $2.50 par value, 150 shares authorized, 55.0 and 48.5 shares issued	137	121
Additional contributed capital	1,495	1,201
Retained earnings	1,839	1,360
Accumulated other comprehensive loss (Note 11)
Minimum pension liability adjustment	(525)	(523)
Foreign currency translation adjustments	(27)	(84)
Unrealized gain on marketable securities	2	3
Unrealized gain on derivatives	24	1
Total accumulated other comprehensive loss	(526)	(603)
Common stock in treasury, at cost, 2.5 and 2.0 shares	(167)	(101)
Common stock held in trust for employee benefit plans, 1.9 and 2.0 shares	(93)	(97)
Unearned compensation	(14)	(17)
Total shareholders’equity	2,671	1,864
Total liabilities and shareholders’equity	$7,579	$6,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	October 1,	September 25,
	2006	2005
Cash flows from operating activities	Millions
Net earnings	$526	$383
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	222	216
Loss on disposals of property, plant and equipment, net	3	3
Deferred income tax provision	141	71
Equity in earnings of investees, net of dividends	(37)	(12)
Minority interests in earnings of consolidated subsidiaries	30	19
Pension expense (Note 8)	89	80
Pension contributions (Note 8)	(154)	(121)
Stock-based compensation expense (Note 13)	13	11
Tax benefit on stock options exercised	—	7
Translation and hedging activities	(19)	8
Changes in current assets and liabilities:
Receivables	(232)	(405)
Inventories	(200)	(196)
Other current assets	(19)	8
Accounts payable	132	175
Accrued expenses	64	103
Changes in long-term liabilities	11	49
Other, net	43	(14)
Net cash provided by operating activities	613	385
Cash flows from investing activities
Capital expenditures	(152)	(121)
Investments in internal use software	(33)	(25)
Proceeds from disposals of property, plant and equipment	32	13
Investments in and advances to equity investees	(10)	(4)
Acquisition of businesses, net of cash acquired	—	(2)
Investments in marketable securities—acquisitions	(180)	(89)
Investments in marketable securities—liquidations	159	98
Other, net	(1)	5
Net cash used in investing activities	(185)	(125)
Cash flows from financing activities
Proceeds from borrowings	80	65
Payments on borrowings and capital lease obligations	(132)	(344)
Net borrowings under short-term credit agreements	(1)	1
Distributions to minority shareholders	(16)	(16)
Dividend payments on common stock	(47)	(42)
Tax benefit on share-based awards	6	—
Proceeds from issuing common stock	8	27
Repurchases of common stock	(76)	—
Other, net	(5)	4
Net cash used in financing activities	(183)	(305)
Effect of exchange rate changes on cash and cash equivalents	3	(5)
Net increase (decrease) in cash and cash equivalents	248	(50)
Cash and cash equivalents at beginning of year	779	611
Cash and cash equivalents at end of period	$1,027	$561
Cash payments for:
Interest	$81	$92
Income taxes	$102	$68

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

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three and nine month interim periods ended October 1, 2006 and September 25, 2005. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. The interim periods for 2006 contain 13 and 39 weeks, respectively, while the interim periods for 2005 contain 13 and 38 weeks, respectively. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period condensed financial statements.

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

You should read these interim Condensed Consolidated Financial Statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our interim period financial results for the three and nine month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year end condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. Those shipping and handling costs associated with operations of our inventory distribution centers and warehouse facilities are classified as "Selling and administrative expenses" in our Condensed Consolidated Statements of Earnings. For the three months ended October 1, 2006 and September 25, 2005, these costs were approximately $37 million and $29 million, respectively.  For the nine months ended October 1, 2006 and September 25, 2005, these costs were approximately $96 million and $84 million, respectively.

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

Accounting Pronouncements Issued But Not Yet Effective

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 changes certain accounting requirements for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The new standard also changed certain accounting requirements for interest-only and principal-only strips and other aspects of accounting for securitized financial assets.  The Company will adopt SFAS No. 155 effective January 1, 2007.  We do not expect the adoption of SFAS No. 155 to have a material impact on our Condensed Consolidated Financial Statements.

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

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The Company will adopt FIN 48 effective January 1, 2007. We are currently evaluating the impact, if any, that FIN 48 will have on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company will adopt SFAS No. 157 effective January 1, 2008.  We are currently evaluating the impact, if any, that SFAS No. 157 will have on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  In addition, SFAS No. 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year.  The Company will adopt SFAS No. 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008.  We are currently evaluating the impact that SFAS No. 158 will have on our Condensed Consolidated Financial Statements, however, based on our November 30, 2005, valuation we expect that total assets, total liabilities and total shareholders’ equity will be impacted in the following manner.  Total assets are expected to decrease by approximately $37 million, total liabilities are expected to increase by approximately $76 million, and shareholders’ equity is expected to decrease by approximately $113 million.  These estimates are subject to change based on our upcoming November 30, 2006, valuation when completed.  We are still assessing the impact that the adoption of SFAS No. 158 will have on deferred taxes and as such, the deferred tax impact has been excluded.  In addition, as a result of the adoption of SFAS No. 158, we expect a decrease in current portion of our pension liability and a corresponding increase in long-term portion of our pension liability of approximately $221 million.  We do not expect the adoption of SFAS No. 158 to impact compliance with any of our financial covenants.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method.  The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet.  The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior years on the income statement.  We currently use the iron curtain method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and related financial statement disclosures.  This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods.  We will initially apply the provisions of SAB 108 in connection with the preparation of our Consolidated Financial Statements for the year ending December 31, 2006.  We currently do not expect the application of SAB 108 to have a material effect on our Condensed Consolidated Financial Statements.

NOTE 2.  INVESTMENTS IN EQUITY INVESTEES

Investee equity, royalty and other income included in our Condensed Consolidated Statements of Earnings for the interim reporting periods was as follows:

	Three months ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
	Millions
Dongfeng Cummins Engine Company, Ltd (DCEC)	$4	$5	$16	$33
North American distributors	13	8	34	20
Cummins Mercruiser	—	3	4	8
Chongqing Cummins	6	4	13	10
Tata Cummins	2	1	8	3
Fleetguard Shanghai	2	1	4	3
All others	2	3	10	8
Cummins share of net earnings	29	25	89	85
Royalty and other income	8	6	16	18
Investee equity, royalty and other income	$37	$31	$105	$103

NOTE 3.  INVENTORIES

Inventories included the following:

	October 1,	December 31,
	2006	2005
	Millions
Finished products	$715	$636
Work-in-process and raw materials	764	607
Inventories at FIFO cost	1,479	1,243
Excess of FIFO over LIFO	(74)	(69)
Total inventories	$1,405	$1,174

NOTE 4.  PROVISION FOR INCOME TAXES

Our tax rates are generally less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings, export tax benefits and (for 2005) research tax credits.  The U.S. tax research credit expired on December 31, 2005 and has not yet been renewed.

Our effective tax rate for the three and nine months ended October 1, 2006, was 33.7 percent and 30.5 percent, respectively.  Our provision for the nine months ended October 1, 2006, was impacted by a $12 million, or $0.23 per share, increase in the first quarter for the effect of new Indiana tax legislation, and a $28 million, or $0.55 per share, reduction in the second quarter due to the favorable resolution of tax uncertainties related to prior years.  Our effective tax rate for the three and nine months ended September 25, 2005, was 28.6 percent and 27.6 percent, respectively.  Our 2005 provision was reduced by $11 million ($6 million in the first quarter, $4 million in the second quarter and $1 million in the third quarter) for the tax benefits of foreign dividend distributions which qualified for a special 85-percent deduction under The American Jobs Creation Act of 2004.

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the nine months ended October 1, 2006, were as follows:

	Components	Power Generation	Engine	Distribution	Total
	Millions
Goodwill at December 31, 2005	$332	$13	$7	$6	$358
Additions	—	—	—	—	—
Disposition	—	—	—	(1)	(1)
Translation and other	—	2	—	—	2
Goodwill at October 1, 2006	$332	$15	$7	$5	$359

The components of other intangible assets with finite lives subject to amortization were as follows:

	October 1,	December 31,
	2006	2005
	Millions
Software	$213	$199
Accumulated amortization	(104)	(103)
Net software	109	96
Trademarks, patents and other	7	6
Accumulated amortization	(3)	(2)
Net trademarks, patents and other	4	4
Total	$113	$100

NOTE 6.  SHORT-TERM BORROWINGS

Short-term borrowings included the following:

	October 1,	December 31,
	2006	2005
	Millions
Loans payable	$40	$40
Current maturities of long-term debt	208	114
Total short-term borrowings	$248	$154

NOTE 7.  LONG-TERM DEBT

Junior Convertible Subordinated Debentures

On May 8, 2006, the Board of Directors approved the Company’s plan to redeem all of the 7% convertible quarterly income preferred securities that were issued in June 2001.  On May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities.  This notification provided the holders of the preferred securities 30 days in which to convert their securities into shares of common stock.  Upon expiration of the notification period, all remaining securities not converted were redeemed for cash at a premium above liquidation value.  Substantially all of the $300 million 7% convertible subordinated debentures outstanding were converted into shares of our common stock during the second quarter of 2006.  As a result of the conversion, approximately 6.3 million shares of common stock were issued during the second quarter which resulted in an increase of approximately $16 million to common stock outstanding and an increase of approximately $276 million to additional contributed capital.  Since substantially all holders converted their preferred securities to common stock, the loss on extinguishment of this debt was insignificant.  See Note 11 to the Consolidated Financial Statements in our 2005 Annual Report to Shareholders on Form 10-K for more information regarding the preferred securities and debentures.

NOTE 8.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Postretirement
	Three months ended
	October 1,	September 25,	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005	2006	2005
	Millions
Service cost	$12	$12	$8	$5	$1	$—
Interest cost	26	26	14	13	8	10
Expected return on plan assets	(31)	(31)	(14)	(13)	—	—
Amortization of prior service cost (credit)	—	1	1	1	(2)	—
Recognized net actuarial loss (gain)	10	8	5	4	(1)	—
Other	—	—	1	—	—
Net periodic benefit cost	$17	$16	$15	$10	$6	$10
	Pension
	U.S. Plans		Non-U.S. Plans		Postretirement
	Nine months ended
	October 1,	September 25,	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005	2006	2005
	Millions
Service cost	$36	$34	$22	$17	$1	$—
Interest cost	80	80	38	39	24	29
Expected return on plan assets	(95)	(93)	(39)	(41)	—	—
Amortization of prior service cost (credit)	2	3	2	3	(8)	—
Recognized net actuarial loss (gain)	28	24	14	12	(1)	—
Other	—	1	1	1	—	—
Net periodic benefit cost	$51	$49	$38	$31	$16	$29

For the three and nine months ended October 1, 2006, we contributed approximately $71 million and $154 million, respectively, to our pension plans and paid approximately $10 million and $41 million, respectively, of postretirement benefits.  For the three and nine months ended September 25, 2005, we contributed approximately $66 million and $121 million, respectively, to our pension plans and paid approximately $15 million and $40 million, respectively, of postretirement benefits.  We presently anticipate contributing approximately $101 million to $106 million to our pension plans and paying approximately $19 million in claims and premiums for postretirement benefits during the remainder of 2006.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.  As a result, $227 million of pension liability was included in “other accrued expenses” on our Condensed Consolidated Balance Sheet at October 1, 2006.

The Company incurred expenses of $5 million and $4 million for the three months ended October 1, 2006 and September 25, 2005, respectively, relating to our defined contribution plans.  The Company incurred expenses of $23 million and $21 million for the nine months ended October 1, 2006 and September 25, 2005, respectively, relating to our defined contribution plans.

NOTE 9.  PRODUCT WARRANTY LIABILITY

A summary of the activity in our current and long-term warranty liability accounts, as well as our deferred revenue accounts, for the nine month interim periods follows:

	Nine months ended
	October 1,	September 25,
	2006	2005
	Millions
Balance, beginning of period	$581	$495
Provision for warranties issued during the period	244	201
Deferred revenue on extended warranty contracts sold	59	48
Payments	(215)	(157)
Amortization of deferred revenue on extended warranty contracts	(26)	(17)
Changes in estimates for pre-existing warranties	3	(6)
Foreign currency translation	4	(2)
Balance, end of period	$650	$562

          The amount of deferred revenue related to extended coverage programs at October 1, 2006 and December 31, 2005, was $160 million and $122 million, respectively.

At October 1, 2006, we had $25 million of receivables related to estimated supplier recoveries of which $17 million was included in “Receivables, net” and $8 million was included in “Other assets” on our Condensed Consolidated Balance Sheets.  At December 31, 2005, we had $35 million of receivables related to estimated supplier recoveries of which $25 million was included in “Receivables, net” and $10 million was included in “Other assets” on our Condensed Consolidated Balance Sheets.

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at October 1, 2006, was $10 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third party obligations. The maximum potential loss related to these other guarantees was $13 million at October 1, 2006.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs.  At October 1, 2006, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $19 million.  However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

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

Joint Venture and Other Commitments

As of October 1, 2006, we have committed to invest $11 million into three joint ventures that were formed during 2005 and 2006.

NOTE 11.  COMPREHENSIVE EARNINGS

A reconciliation of our net earnings to comprehensive earnings was as follows:

	Three months ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
	Millions
Net earnings	$171	$145	$526	$383
Other comprehensive earnings (loss), net of tax:
Minimum pension liability adjustment	(2)	—	(2)	—
Change in cumulative translation adjustment	26	(3)	57	(37)
Unrealized gain (loss) on marketable securities	1	—	(1)	—
Unrealized (loss) gain on derivatives	(6)	1	23	(5)
Comprehensive earnings	$190	$143	$603	$341

NOTE 12.  EARNINGS PER SHARE

We calculate basic earnings per share (EPS) of common stock by dividing net earnings by the weighted-average daily number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if share-based awards or debt securities are exercised or converted into common stock and the effect of the exercise or conversion reduces EPS.  We exclude shares of common stock held by our Retirement Savings Plan in the Employee Benefits Trust from the calculation of the weighted-average common shares outstanding until those shares are distributed from the trust.  The following is a reconciliation of net earnings and weighted-average common shares outstanding for purposes of calculating basic and diluted net earnings per share:

	Three months ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
	Millions (except per share amounts)
Net earnings for basic EPS	$171.3	$145.3	$526.0	$383.0
Interest on junior convertible subordinated debentures, net of tax	—	3.2	5.9	9.7
Net earnings for diluted EPS	$171.3	$148.5	$531.9	$392.7

Weighted-average common shares outstanding:
Basic	50.3	44.4	46.8	44.1
Dilutive effect of stock compensation awards	0.4	0.5	0.4	0.6
Dilutive effect of junior convertible subordinated debentures	—	6.3	3.7	6.3
Diluted	50.7	51.2	50.9	51.0
Earnings per share:
Basic	$3.40	$3.27	$11.24	$8.68
Diluted	$3.37	$2.90	$10.46	$7.70

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

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 and supercedes APB No. 25.  We adopted this statement using the modified prospective transition method which does not require the restatement of prior periods.  SFAS No. 123R requires the recognition of expense for share-based payments to be recorded in the consolidated financial statements based on the grant date fair value and to be recognized over their vesting periods.   Under SFAS No. 123R, the Company is required to select a valuation technique or option-pricing model that meets the requirements of the standard.  Allowable valuation models include a binomial model and the Black-Scholes model.  At the present time, the Company is continuing to use the Black-Scholes model.  Since we had previously accounted for our awards at fair value under SFAS No. 123, the impact of adopting SFAS No. 123R was not material to our Condensed Consolidated Financial Statements.  The two most significant changes related to accounting for forfeitures and accounting for tax benefits of awards.  SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur.  The cumulative adjustment recorded by the Company upon the adoption of SFAS No. 123R for the estimated forfeitures on grants outstanding on the date of adoption was not material.  Excess tax benefits related to share-based compensation are now classified as a financing activity in the statement of cash flows rather than an operating activity.  For the nine months ended October 1, 2006, we had $6 million of excess tax benefits related to share-based compensation presented in our Condensed Consolidated Statement of Cash Flows as a financing activity.

Compensation expense (net of estimated forfeitures) related to our share-based plans for the three and nine months ended October 1, 2006, was approximately $6 million and $13 million, respectively.  Compensation expense (net of actual forfeitures) related to our share-based plans for the three and nine months ended September 25, 2005, was approximately $4 million and $11 million, respectively.  The excess tax benefit associated with option exercises and share vesting during the three and nine months ended October 1, 2006, was zero and $6 million, respectively.  The excess tax benefit associated with option exercises and share vesting during the three and nine months ended September 25, 2005, was approximately $5 million and $7 million, respectively.  The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards was approximately $37 million at October 1, 2006 and was expected to be recognized over a weighted-average period of 1.8 years.

The table below summarizes the activity in our stock option plans:

	Options	Weighted-average Exercise Price
Balance, December 31, 2005	399,700	$44.59
Granted	450	105.24
Exercised	(181,535)	45.97
Forfeited	(1,650)	40.63
Expired	—	—
Balance, October 1, 2006	216,965	$43.59

Exercisable, October 1, 2006	216,965	$43.59

The weighted-average grant date fair value of options granted by the Company during the nine months ended October 1, 2006 and September 25, 2005 was $105.24 and $69.89, respectively.  The total intrinsic value of options exercised during the nine months ended October 1, 2006 and September 25, 2006, was approximately $13 million and $32 million, respectively.

The weighted-average grant date fair value of performance and restricted shares at October 1, 2006 and during the first nine months of 2006 is as follows:

	Performance Shares	Weighted-average Fair Value
Nonvested at December 31, 2005	722,650	$56.27
Granted	175,148	98.86
Vested	(246,800)	48.05
Forfeited	(12,870)	55.29
Nonvested at October 1, 2006	638,128	$71.16

	Restricted Shares	Weighted-average Fair Value
Nonvested at December 31, 2005	1,000	$74.87
Granted	50,000	107.85
Vested	—	—
Forfeited	—	—
Nonvested at October 1, 2006	51,000	$107.20

 The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Nine months ended
	October 1, 2006	September 25, 2005
Expected life (years)	7	7
Risk-free interest rate	4.9%	4.1%
Expected volatility	26.4%	38.8%
Dividend yield	1.8%	2.5%

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

Dividend yield – The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

The table below summarizes stock option information for options outstanding, all of which are currently exercisable at October 1, 2006:

	Options Outstanding and Exercisable
Exercise Price Range	Number of Options	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Aggregate Intrinsic Value
$23.95 – 35.92	650	1.9	$32.01	$56,692
$35.93 – 53.89	196,590	4.6	42.26	15,130,687
$53.90 – 107.44	19,725	1.8	57.18	1,223,900
	216,965	4.4	$43.59	$16,411,279

NOTE 14.  OPERATING SEGMENTS

Our reportable operating segments consist of the following: Engine, Power Generation, Components and Distribution. This reporting structure is organized according to the products and markets each segment serves. We use segment EBIT (defined as earnings before interest expense, income taxes and minority interests) as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.  See Note 19 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for additional detail and historical data.

A summary of operating results by segment for the three and nine month periods is shown below:

	Engine	Power Generation	Components	Distribution	Eliminations	Total
	Millions
Three months ended October 1, 2006
Net sales	$1,842	$624	$564	$346	$(567)	$2,809
Investee equity, royalty and other income	16	4	2	15	—	37
Segment EBIT	183	57	19	38	(1)	296

Three months ended September 25, 2005
Net sales	$1,672	$504	$481	$295	$(485)	$2,467
Investee equity, royalty and other income	17	2	3	9	—	31
Segment EBIT	153	46	21	28	(8)	240

Nine months ended October 1, 2006
Net sales	$5,559	$1,758	$1,682	$999	$(1,669)	$8,329
Investee equity, royalty and other income	51	10	6	38	—	105
Segment EBIT	552	158	84	105	(23)	876

Nine months ended September 25, 2005
Net sales	$4,819	$1,424	$1,465	$845	$(1,388)	$7,165
Investee equity, royalty and other income	67	6	7	23	—	103
Segment EBIT	426	96	65	74	(23)	638

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Financial Statements is shown in the table below:

	Three months ended		Nine months ended
	October 1,	September 25,	October 1,	September 25,
	2006	2005	2006	2005
	Millions
Segment EBIT	$296	$240	$876	$638
Less:
Interest expense	23	27	76	83
Earnings before income taxes and minority interests	$273	$213	$800	$555

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2005 Annual Report on Form 10-K. All references to earnings per share amounts are diluted per share amounts.  Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “RISK FACTORS RELATING TO OUR BUSINESS” included in Part I of our 2005 Annual Report on Form 10-K and “Disclosure Regarding Forward-Looking Statements” presented at the end of this section.  Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.  Our MD&A includes the following sections:

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

We experienced another strong operating performance in the third quarter of 2006 with net earnings of $171 million, or $3.37 per diluted share, on net sales of $2.8 billion, compared to third quarter 2005 net earnings of $145 million, or $2.90 per diluted share, on net sales of $2.5 billion.  Year-to-date 2006 net earnings were $526 million, or $10.46 per diluted share, on net sales of $8.3 billion, compared to year-to-date 2005 net earnings of $383 million, or $7.70 per diluted share, on net sales of $7.2 billion.  Third quarter net earnings and sales continued to be strong for Cummins as we continue to benefit from improved economic conditions resulting in high levels of demand across our businesses, as well as increased share in a number of markets and our focus on cost reduction.  All of our segments reported sales increases in the third quarter and year to date compared to the same periods a year ago, with particularly strong demand in the North American heavy-duty truck market and the Power Generation commercial market, where year to date sales increased 21 percent and 30 percent, respectively.  Overall, our Engine segment net sales were up $740 million, or 15 percent, year to date.  In addition, net sales increased at our Power Generation segment (up $334 million, or 23 percent), Components segment (up $217 million, or 15 percent) and Distribution segment (up $154 million, or 18 percent) on a year to date basis.

	Three months ended		Nine months ended
	October 1, 2006	September 25, 2005	October 1, 2006	September 25, 2005
Consolidated Results	Millions (except earnings per share )
Net sales	$2,809	$2,467	$8,329	$7,165
Gross margin	654	561	1,925	1,567
Investee equity, royalty and other income	(37)	(31)	(105)	(103)
Operating earnings	278	232	835	631
Net earnings	171	145	526	383
Diluted earnings per share	$3.37	$2.90	$10.46	$7.70

 During the first nine months of 2006, we continued our commitment to building a strong balance sheet, investing in profitable growth around the globe and returning value to our shareholders.  Some of the transactions and events that highlight this are as follows:

Business Expansion

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

         In March 2006, we signed a feasibility study with Beiqi Foton Motor Company (Beiqi Foton) on the formation of a 50/50 joint venture company to produce two types of light-duty diesel engines for use primarily in the commercial market.  In October 2006, we signed an agreement with Beiqi Foton to form a 50/50 joint venture, Beijing Foton Cummins Engine Company (BFCEC), to produce two types of Cummins light-duty, high performance diesel engines in Beijing.  The engines will be used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles.  Certain types of marine, small construction equipment and industrial applications will also be served by this engine family.  Cummins and Beiqi Foton will initially invest a combined $126 million into BFCEC, which is scheduled to begin production in 2008.

         In July 2006, we announced that we had reached agreement with a major automotive manufacturer serving the North American market to produce and market a light-duty, diesel-powered engine.  In October 2006, we announced that we would use an existing facility for production of this new engine platform and that DaimlerChrysler was our significant customer.  As a part of the agreement, the Company will develop and manufacture a family of high-performance, light-duty diesel engines for a variety of on-highway applications in vehicles below 8,500 pounds gross vehicle weight, including standard pickup trucks and sport utility vehicles, as well as industrial applications.  The first vehicles with this engine are expected to be ready for market by the end of the decade.

         In August 2006, our first technical center in China was opened in Wuhan City.  The East Asia Technical Center, a 55-45 joint venture between Cummins and Donfeng Cummins Engine Company Limited (DCEC), will provide engineering and technical development services for the full range of Cummins products built in China, including diesel and natural gas engines, power generators, turbochargers and filtration products.  A series of projects has already been started in the technical center, including the development of a new 13-liter engine platform for the heavy-duty truck platform served by DCEC.

Business Divestiture

         On September 22, 2006, the Company announced that it had reached an agreement to sell its SEG GmbH subsidiary based in Kempen, Germany to Woodward Governor Company, subject to customary approvals.  The sale is expected to close in the fourth quarter.  SEG, which is a part of the Company’s Power Generation segment, specializes in the design and manufacturing of measurement, control and protection products for power generation systems with an emphasis on the wind power generation segment.  Total assets of SEG were approximately $41 million and $39 million at October 1, 2006 and December 31, 2005, respectively, which is less than 1 percent of our total assets at these dates.  Total sales at SEG were approximately $44 million and $52 million, for the nine months ended October 1, 2006 and September 25, 2005, respectively, which is less than 1 percent of our total net sales for these periods.

Financing Matters

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

        During the second quarter of 2006, we completed our previously announced $100 million share repurchase program.  In July 2006, the Board of Directors gave the Company authorization to acquire up to two million shares of Cummins common stock in addition to what has been acquired under previous authorizations.  During the third quarter, the Company purchased over 120,000 shares for approximately $14 million.  In addition, the Board also voted to increase the quarterly cash dividend per share by 20 percent to $0.36 per share.

        Our level of debt at October 1, 2006, has decreased by $306 million since December 31, 2005 and our debt-to-capital ratio has improved to 28.4 percent at October 1, 2006, from 42.3 percent at December 31, 2005.  As previously announced, we intend to repay our $250 million 9.5% notes in December 2006, the first call date for the debt.  The notes were issued in 2002 and are expected to be repaid using cash generated from operations.

        During the first nine months of 2006, we made contributions of approximately $154 million to our pension plans.

RESULTS OF OPERATIONS

Three Months Ended - 2006 versus 2005

	Three Months Ended		Change
	October 1, 2006	September 25, 2005	Amount	Percent
	$ in millions
Net sales	$2,809	$2,467	$342	14%
Cost of sales	2,155	1,906	249	13%
Gross margin	654	561	93	17%
Operating expenses (income)
Selling and administrative expenses	328	286	42	15%
Research and engineering expenses	81	71	10	14%
Investee equity, royalty and other income	(37)	(31)	(6)	19%
Other operating expense, net	4	3	1	33%
Operating earnings	278	232	46	20%
Interest income	(14)	(6)	(8)	NM
Interest expense	23	27	(4)	15%
Other income, net	(4)	(2)	(2)	NM
Earnings before income taxes and minority interests	273	213	60	28%
Provision for income taxes	92	61	31	51%
Minority interests in earnings of consolidated subsidiaries	10	7	3	43%
Net earnings	$171	$145	$26	18%

Net Sales

Net sales increased in all segments.  Engine sales were up $170 million, or 10 percent, due to strong demand from heavy- and medium-duty truck OEMs and higher engine volumes for industrial applications.  These increases were partially offset by decreased shipments of light-duty automotive engines.  Engine and part sales to on-highway markets were 7 percent higher compared to last year with increased volumes in all market segments, except light-duty automotive.  Power Generation sales increased $120 million, or 24 percent, due to increased demand across all product lines. Components sales increased $83 million, or 17 percent, due to increased volume within all of our Components businesses.  Distribution sales increased $51 million, or 17 percent, primarily due to increased demand for power generation products followed by increased parts and service volumes.  See our “Operating Segment Results” section for further details on sales by segment.

Gross Margin

Gross margin improved primarily due to increased sales, the related absorption benefits on fixed manufacturing costs, and changes in sales mix, all of which increased gross margin by $93 million.  In addition, $21 million of price realization, net of increased product costs, improved gross margin in the current period compared to the same period in the prior year.  These increases in margin were partially offset by increased warranty expenses of $15 million, primarily as a result of the increased volumes.  Other factors which impacted gross margin to a lesser extent were the impact of currency exchange rates and other miscellaneous fluctuations.

Warranty expense as a percent of sales increased slightly to 2.9 percent in the third quarter of 2006 compared to 2.7 percent in the third quarter of 2005.

Selling and Administrative Expenses

Selling and administrative expenses increased primarily due to higher compensation and related expenses of approximately $19 million, which included salaries, variable compensation and fringe benefits, as a result of improved financial performance of the company.  Other factors affecting selling and administrative expenses to a lesser extent included increased consulting fees and other outside services of $10 million and increased marketing and administrative expenses of $6 million.  The remaining change in selling and administrative expenses is due to a combination of increases in various other miscellaneous expenses, none of which were significant individually, including foreign currency impact.  Overall selling and administrative expenses were 11.7 percent of sales in the third quarter of 2006 compared to 11.6 percent of sales in the third quarter of 2005.

Research and Engineering Expenses

Research and engineering expenses increased primarily due to increased compensation expense and consulting and outside services.  We had significant research and engineering expenses across the Engine and Components segments related to new product development for 2007 and beyond as well as research and engineering expenses for growth platforms across geographies.  The Engine and Components segments each had increases in research and development of $3 million.  Fluctuations in other miscellaneous research and development expenses were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income increased slightly primarily due to an increase in earnings at several of our equity investees, led by a $5 million increase in earnings from our North American distributors and a $2 million increase in earnings from Chongqing Cummins Engine Company, Ltd (CCEC).  In addition, royalty and other income from equity investees increased by $2 million.  These increases were partially offset by a $3 million decrease in earnings at Cummins Mercruiser Diesel Marine, LLC (CMD) due to softness in North American recreational marine markets.

Other Operating Expense, Net

The major components of other operating expense are royalty income, amortization of intangible assets and gain or loss on sale of fixed assets.  There were no individual fluctuations in the components of other operating expense that were significant.

Interest Income

Interest income increased primarily due to higher average cash balances in the third quarter of 2006 compared to the third quarter of 2005.  The higher average cash balances are due to increased earnings and stronger cash flows from operations in 2006.

Interest Expense

Interest expense decreased primarily due to lower average debt balances in the third quarter of 2006 as compared to the same period in 2005. The conversion of our $300 million 7% convertible subordinated debentures during the second quarter resulted in a reduction in interest expense of over $5 million for the third quarter of 2006 as compared to 2005.

Other Income, Net

The major components of other income include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses.  The increase in other income is due to an approximately $5 million increase in foreign currency exchange gains.  Partially offsetting this increase were fluctuations in the components of various miscellaneous other income and expenses, none of which were significant individually.

Provision for Income Taxes

Our tax rates are generally less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings, export tax benefits and (for 2005) research tax credits.  The U.S. tax research credit expired on December 31, 2005 and has not yet been renewed.

Our effective tax rate for the three months ended October 1, 2006, was 33.7 percent.  Our effective tax rate for the three months ended September 25, 2005, was 28.6 percent.  Our 2005 provision was reduced by $1 million in the third quarter for the tax benefits of foreign dividend distributions which qualified for a special 85-percent deduction under The American Jobs Creation Act of 2004.

The effective tax rate for the remainder of the year is expected to approximate 32.5 percent absent any additional discrete period activity.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interest is primarily attributable to Cummins India Ltd. (CIL), a 51 percent owned subsidiary, Wuxi Holset Engineering Co. Ltd. (Wuxi), a 55 percent owned subsidiary, and Cummins Eastern Canada LLP (CEC), a 51 percent owned subsidiary.  These three subsidiaries account for over 80 percent of the total minority interest in the third quarter of 2006.  Earnings at CIL and Wuxi increased this year resulting in a combined increase in minority interest of $1 million in the third quarter of 2006 compared to the third quarter of 2005.  In addition, earnings at SEG GmbH & Co. KG, a 51 percent owned subsidiary, improved resulting in a $2 million quarter over quarter increase in minority interests.  Earnings at CEC decreased slightly.  The remainder of the consolidated partially-owned subsidiaries had a combination of immaterial increases and decreases in earnings.

Nine Months Ended - 2006 versus 2005

	Nine Months Ended		Change
	October 1, 2006	September 25, 2005	Amount	Percent
	$ in millions
Net sales	$8,329	$7,165	$1,164	16%
Cost of sales	6,404	5,598	806	14%
Gross margin	1,925	1,567	358	23%
Operating expenses (income)
Selling and administrative expenses	949	832	117	14%
Research and engineering expenses	243	207	36	17%
Investee equity, royalty and other income	(105)	(103)	(2)	2%
Other operating expense, net	3	—	3	NM
Operating earnings	835	631	204	32%
Interest income	(33)	(15)	(18)	NM
Interest expense	76	83	(7)	8%
Other (income) expense, net	(8)	8	(16)	NM
Earnings before income taxes and minority interests	800	555	245	44%
Provision for income taxes	244	153	91	59%
Minority interests in earnings of consolidated subsidiaries	30	19	11	58%
Net earnings	$526	$383	$143	37%

Net Sales

Net sales increased in all segments.  Engine sales were up $740 million, or 15 percent, due to strong demand from heavy- and medium-duty truck OEMs, higher engine volumes for industrial applications and increased shipments of light-duty engines.  Engine and part sales to on-highway markets were 15 percent higher compared to last year with increased volumes in all market segments.  Power Generation sales increased $334 million, or 23 percent, due to increased demand across all product lines. Components sales increased $217 million, or 15 percent, due to increased sales within all of our Components businesses.  Distribution sales increased $154 million, or 18 percent, primarily due to increased demand for power generation products followed by increased parts, engine and service volumes.  See our “Operating Segment Results” section for further details on sales by segment.

Gross Margin

Gross margin improved primarily due to increased sales, the related absorption benefits on fixed manufacturing costs, and changes in sales mix, all of which increased gross margin by $348 million.  In addition, $62 million in price realization, net of increased product costs, improved gross margin in the current period compared to the same period in the prior year.  These increases in margin were partially offset by increased warranty expenses of $52 million, primarily as a result of the increased volumes.  Other factors which impacted gross margin to a lesser extent were the impact of currency exchange rates and other miscellaneous fluctuations.

Warranty expense as a percent of sales increased slightly to 3.0 percent in the first nine months of 2006 compared to 2.7 percent in the first nine months of 2005.

Selling and Administrative Expenses

Selling and administrative expenses increased primarily due to higher compensation and related expenses of approximately $45 million, which included salaries, variable compensation and fringe benefits, as a result of improved financial performance of the company.  In addition, incremental staffing added to the increased compensation and related expenses.  Other factors affecting selling and administrative expenses included increased consulting fees and other outside services of $26 million, increased marketing and administrative expenses of $12 million and increased travel expenses of $15 million.  The remaining change in selling and administrative expenses is due to a combination of increases in various other miscellaneous expenses, none of which were significant individually, partially offset by a favorable foreign currency impact.  Overall selling and administrative expenses were 11.4 percent of sales in the first nine months of 2006 compared to 11.6 percent of sales in the first nine months of 2005.

Research and Engineering Expenses

Research and engineering expenses increased primarily due to increased compensation expense and consulting and outside services, as well as higher spending on development programs for future products.  We had significant research and engineering expenses across the Engine and Components segments related to new product development for 2007 and beyond as well as research and engineering expenses for growth platforms across geographies.  The Engine segment accounted for $17 million of the increase in research and engineering expenses along with an increase in the Components segment of $13 million.  Fluctuations in other miscellaneous research and development expenses were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income increased slightly primarily due to an increase in earnings at several of our equity investees, led by a $14 million increase in earnings from our North American distributors, a $5 million increase in earnings from Tata Cummins Ltd. and a $3 million increase in earnings from CCEC.  These increases were partially offset, by a $17 million decrease in earnings from Dongfeng Cummins Engine Company, Ltd. (DCEC), due to a continued disruption in demand in the truck markets caused by changes in China’s regulatory environment regarding vehicle weight restrictions, and a $4 million decrease in earnings from CMD.

Other Operating Expense, Net

The major components of other operating expense are royalty income, amortization of intangible assets and gain or loss on sale of fixed assets.  The fluctuation from the first nine months of 2005 to the first nine months of 2006 was primarily due to a decrease in royalty income of approximately $3 million.  Other fluctuations in other operating income were not significant individually or in the aggregate.

Interest Income

Interest income increased primarily due to higher average cash balances in the first nine months of 2006 compared to the first nine months of 2005.  The higher average cash balances are due to increased earnings and stronger cash flows from operations in 2006.

Interest Expense

Interest expense decreased primarily due to lower debt balances in the first nine months of 2006 as compared to the same period in 2005.  The conversion of our $300 million 7% convertible subordinated debentures during the second quarter resulted in a reduction in interest expense of over $5 million for the first nine months of 2006.

Other (Income) Expense, Net

The major components of other (income) expense include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses.  The fluctuation in other income in the first nine months of 2006 compared to the first nine months of 2005 is due to an $11 million fluctuation in foreign currency exchange gains and losses from a loss of approximately $4 million in 2005 to a gain of approximately $7 million in 2006. In addition, there were several fluctuations in the components of miscellaneous other income and expenses, none of which were individually significant.

Provision for Income Taxes

Our tax rates are generally less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings, export tax benefits and (for 2005) research tax credits.  The U.S. tax research credit expired on December 31, 2005 and has not yet been renewed.

Our effective tax rate for the nine months ended October 1, 2006, was 30.5 percent.  Our income tax provision for the nine months ended October 1, 2006, was impacted by a $12 million, or $0.23 per share, increase in the first quarter for the effect of new Indiana tax legislation, and a $28 million, or $0.55 per share, reduction in the second quarter due to the favorable resolution of tax uncertainties related to prior years.  Our effective tax rate for the nine months ended September 25, 2005, was 27.6 percent.  Our 2005 provision was reduced by $11 million ($6 million in the first quarter, $4 million in the second quarter and $1 million in the third quarter) for the tax benefits of foreign dividend distributions which qualified for a special 85-percent deduction under The American Jobs Creation Act of 2004.

The effective tax rate for the remainder of the year is expected to approximate 32.5 percent absent any additional discrete period activity.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interest is primarily attributable to Cummins India Ltd. (CIL), a 51 percent owned subsidiary, Cummins Eastern Canada LLP (CEC), a 51 percent owned subsidiary, and Wuxi Holset Engineering Co. Ltd. (Wuxi), a 55 percent owned subsidiary.  These three subsidiaries account for over 75 percent of the total minority interest in the first nine months of 2006.  Earnings at these three subsidiaries increased this year resulting in a combined increase in minority interest of $3 million for the first nine months of 2006 compared to the first nine months of 2005.  In addition, earnings at SEG GmbH & Co. KG, a 51 percent owned subsidiary, improved resulting in a $4 million year over year increase in minority interests.  The remainder of the consolidated partially-owned subsidiaries had a combination of immaterial increases and decreases in earnings.

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

The following is a discussion of operating results for each of our business segments.

Engine Results

Three Months Ended - 2006 versus 2005

The net sales, investee income and segment EBIT for Engine were as follows:

	Three months ended		Change
$ in millions	October 1, 2006	September 25, 2005	Amount	Percent
Net sales	$1,842	$1,672	$170	10%
Investee equity, royalty and other income	16	17	(1)	(6)%
Segment EBIT	183	153	30	20%

Segment EBIT as a percentage of net sales	9.9%	9.2%	0.7 percentage point

The increase in net sales for this segment was primarily due to strong demand across most markets, particularly the North American heavy-duty truck market along with strong industrial market volumes.  Total on-highway-related sales were 63 percent of Engine segment net sales during the third quarter of 2006, compared with 64 percent during the third quarter of 2005.

The improvement in segment EBIT was primarily due to higher engine volumes across all major markets, except for light-duty automotive, the accompanying gross margin benefits of higher absorption of fixed manufacturing costs and improved pricing.  Gross margin increased $44 million, or 14 percent, quarter over quarter.  Selling and administrative expenses increased $19 million, or 14 percent, quarter over quarter, and selling and administrative expenses as a percentage of net sales increased by less than one half of a percentage point.  Research and engineering expenses increased $3 million, or 6 percent, compared to the same quarter last year and decreased slightly as a percentage of net sales compared to the prior period.

In addition, earnings from joint ventures decreased slightly compared with the third quarter of 2005.

A summary and discussion of Engine net sales by market follows:

	Three months ended		Change
$ in millions	October 1 , 2006	September 25, 2005	Amount	Percent
Heavy-duty truck	$632	$524	$108	21%
Medium-duty truck and bus	253	238	15	6%
Light-duty automotive and RV	267	314	(47)	(15)%
Total on-highway	1,152	1,076	76	7%
Industrial	507	427	80	19%
Stationary power	183	169	14	8%
Total net sales	$1,842	$1,672	$170	10%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Three months ended		Change
	October 1, 2006	September 25, 2005	Amount	Percent
Midrange	104,800	106,100	(1,300)	(1)%
Heavy-duty	31,000	26,300	4,700	18%
High-horsepower	4,100	3,300	800	24%
Total unit shipments	139,900	135,700	4,200	3%

Heavy-Duty Truck

The increase in sales to the heavy-duty truck market was primarily driven by the North American truck market as OEMs work to meet growing demand from truck fleets replacing trucks ahead of the 2007 change in emissions standards.  Global unit shipments of heavy-duty truck engines were up 23 percent in the third quarter of 2006, compared to the third quarter of 2005, with North American shipments up 23 percent and international shipments up 22 percent.  In addition, our North American heavy-duty truck market share increased slightly compared to the same period in 2005.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues is due to our growing market share position with North American OEMs in the medium duty truck market and increased shipments of bus engines in North America.  Shipments of medium-duty truck engines were up 42 percent to North American OEMs and down 17 percent to international OEMs compared with the third quarter of 2005.  The increase in medium-duty truck engine shipments in North America is due to an overall increase in demand and growing penetration at key OEMs. The decrease in shipments to international OEMs is primarily due to changes in emissions standards in Brazil to Euro III effective January 1, 2006.  Sales of bus engines and parts remained relatively flat in the third quarter of 2006, compared to the third quarter of 2005 due to a combination of strong demand from North American OEMs with shipments up 70 percent while international shipments were down 42 percent.  The improvement in the North American transit bus market is due to increased market share while the decrease in international shipments quarter over quarter is due to a large purchase made in 2005 by a transit customer in China.

Light-Duty Automotive and RV

Sales of light-duty automotive engines decreased as a result of lower volumes. Total light-duty automotive unit shipments were approximately 35,900 in the third quarter of 2006, a decrease of 23 percent compared to the same period in 2005.  As a result of softness in the U.S. automotive industry, shipments to DaimlerChrysler decreased approximately 11,300 units, or 27 percent, compared to the third quarter of 2005. Our plant that produces the engine for the Dodge Ram experienced 13 incremental shutdown days compared to the same period in 2005 as DaimlerChrysler announced significant production cuts late in the quarter to reduce its dealer inventory.  Global engine shipments to recreational vehicle OEMs increased by 46 percent in the third quarter of 2006 compared with the same period in 2005 due to new product introductions and growing penetration at key OEMs.

Industrial

Total sales were up in all industrial markets, except for agriculture, primarily due to strong demand in those markets. Unit shipments increased 19 percent in the third quarter of 2006 compared to the same period in 2005. Approximately 52 percent of the shipments were to North American markets and 48 percent to international markets in the third quarter compared to 54 percent and 46 percent, respectively, for the same period in 2005.  The overall change in the geographic sales mix is due to the continued strength of the international construction market which is being driven by strong demand in the Middle East and Asia.  Shipments to the construction market increased 19 percent in total and increased 22 percent internationally.  The other markets showing significant increases were the oil and gas market and the mining market with increased shipments of 53 percent and 23 percent, respectively.  Continued strength in commodity prices are driving increased investment in oil and gas and mining equipment.  Other industrial markets had modest increases compared to the same period in 2005.

Stationary Power

The increase in sales to stationary power markets is due to the increased net sales to our Power Generation segment.  These net sales are eliminated in our Condensed Consolidated Statements of Earnings.  See the Power Generation Results for a discussion of the increase in net sales.

Nine Months Ended - 2006 versus 2005

The net sales, investee income and segment EBIT for Engine were as follows:

	Nine months ended		Change
$ in millions	October 1, 2006	September 25, 2005	Amount	Percent
Net sales	$5,559	$4,819	$740	15%
Investee equity, royalty and other income	51	67	(16)	(24)%
Segment EBIT	552	426	126	30%

Segment EBIT as a percentage of net sales	9.9%	8.8%	1.1 percentage points

The increase in net sales for this segment was primarily due to strong demand across most markets, particularly the North American heavy-duty truck market and the light-duty automotive market with strong engine sales to DaimlerChrysler, along with strong industrial market sales. Total on-highway-related sales were 63 percent of Engine segment net sales during the first nine months of 2006 and were 64 percent of Engine segment net sales during the first nine months of 2005.

The improvement in segment EBIT was primarily due to the higher engine volumes across all major markets, the accompanying gross margin benefits of higher absorption of fixed manufacturing costs, improved pricing and manufacturing efficiencies, all of which resulted in a nearly one percentage point improvement in gross margin percentage in the first nine months of 2006 compared to the same period last year.  Gross margin increased $188 million, or 21 percent, for the first nine months of 2006 compared to the same period last year.  Selling and administrative expenses increased $53 million, or 14 percent, however selling and administrative expenses as a percentage of net sales decreased slightly.  Research and engineering expenses increased $17 million, or 11 percent, compared to the first nine months of 2005 and decreased slightly as a percentage of net sales compared to the prior period.

In addition, earnings from joint ventures decreased $16 million compared with the first nine months of 2005, primarily due to a $17 million decrease in earnings at DCEC due to a continued disruption in demand in the truck markets caused by changes in China’s regulatory environment regarding vehicle weight restrictions.

A summary and discussion of Engine net sales by market follows:

	Nine months ended		Change
$ in millions	October 1 , 2006	September 25, 2005	Amount	Percent
Heavy-duty truck	$1,858	$1,571	$287	18%
Medium-duty truck and bus	715	657	58	9%
Light-duty automotive and RV	939	838	101	12%
Total on-highway	3,512	3,066	446	15%
Industrial	1,504	1,284	220	17%
Stationary power	543	469	74	16%
Total net sales	$5,559	$4,819	$740	15%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Nine months ended		Change
	October 1, 2006	September 25, 2005	Amount	Percent
Midrange	341,100	298,800	42,300	14%
Heavy-duty	92,500	78,700	13,800	18%
High-horsepower	11,800	10,200	1,600	16%
Total unit shipments	445,400	387,700	57,700	15%

Heavy-Duty Truck

The increase in sales to the heavy-duty truck market was primarily driven by the North American truck market as OEMs work to meet growing demand from truck fleets replacing trucks ahead of the 2007 change in emissions standards.  Global unit shipments of heavy-duty truck engines were up 20 percent in the first nine months of 2006, compared to the first nine months of 2005, with North American shipments up 20 percent and international shipments up 15 percent.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues is due to strong demand, our growing market share position with North American OEMs in the medium duty truck market and increased shipments of bus engines in North America.  Shipments of medium-duty truck engines were up 29 percent to North American OEMs and down 16 percent to international OEMs compared with the first nine months of 2005.  The increase in medium-duty truck engine shipments in North America is due to our increased penetration in this market and an overall increase in demand ahead of the emission standard changes. The decrease in shipments to international OEMs is primarily due to changes in emissions standards in Brazil to Euro III effective January 1, 2006.  Sales of bus engines and parts increased in the first nine months of 2006 compared to the first nine months of 2005 due to strong demand from North American OEMs with shipments up 57 percent while international shipments were down 11 percent. The decrease in international shipments year over year is due to a large purchase made in 2005 by a customer in China.

Light-Duty Automotive and RV

Sales of light-duty automotive engines increased as a result of higher volumes. Total light-duty automotive unit shipments were approximately 135,000 in the first nine months of 2006, an increase of 10 percent compared to the same period in 2005.  Most of the increase in light-duty automotive sales was driven by demand from DaimlerChrysler with increased shipments of approximately 9,200 units, or an 8 percent increase compared to the first nine months of 2005. Engine shipments to recreational vehicle OEMs increased by nearly 27 percent in the first nine months of 2006 compared with the same period in 2005 due to new product introductions and growing penetration at key OEMs.

Industrial

Total sales were up in most industrial markets, primarily due to strong demand in nearly all markets. Unit shipments increased 23 percent in the first nine months of 2006 compared to the same period in 2005. Approximately 53 percent of the shipments were to North American markets and 47 percent to international markets in the first nine months compared to 57 percent and 43 percent, respectively, for the same period in 2005.  The overall change in the geographic sales mix is due to the continued strength of the international construction market which is being driven by strong demand in the Middle East and Asia.  Total shipments to the construction market increased 23 percent largely because international shipments increased 37 percent.  Other markets showing significant increases in shipments were the mining market and the oil and gas market with increases of 13 percent and 59 percent, respectively.  The mining market demand is up as the strength in commodity prices has been driving investment in mining capacity.  The sales to the oil and gas market have increased as sustained oil and natural gas prices continue to drive activity and investments in new equipment.  Other industrial markets had modest increases in shipments compared to the same period in 2005.

Stationary Power

The increase in sales to stationary power markets is due to the increased net sales to our Power Generation segment.  These net sales are eliminated in our Condensed Consolidated Statements of Earnings.  See the Power Generation Results for a discussion of the increase in net sales.

Power Generation Results

Three Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Power Generation were as follows:

	Three months ended		Change
$ in millions	October 1, 2006	September 25, 2005	Amount	Percent
Net sales	$624	504	120	24%
Investee equity, royalty and other income	4	2	2	100%
Segment EBIT	57	46	11	24%

Segment EBIT as a percentage of net sales	9.1%	9.1%	0.0 percentage point

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand in the commercial generator set and alternator lines of business.  These lines improved due to increased pricing as well.  Our commercial and alternator businesses are up in all markets, except China and Southeast Asia.  Our power electronics and energy solutions businesses also saw significant increases, but from a lower base.  We had a slight decrease in net sales in our consumer business due to fewer recreational vehicle units, offset somewhat by increased sales of portable units.

The improvement in segment EBIT was largely attributable to strong commercial generator set sales across geographic markets as well as improved mix and price realization.  While material costs have risen period over period, we have been able to more than absorb these costs through improved pricing.  Gross margin improved $22 million, or 23 percent, in the third quarter over the same period in 2005.  Gross margin percentage decreased slightly compared to the same period in 2005.  Selling and administrative expenses increased $11 million, or 22 percent, over the third quarter of 2005, however selling and administrative expenses as a percentage of net sales decreased slightly in the third quarter of 2006, compared to the same period in 2005.  Research and engineering expenses increased $2 million, or 33 percent during the third quarter, compared to 2005 and research and engineering expenses as a percentage of net sales increased slightly compared to the same period in 2005.

A summary of engine shipments used in power generation equipment by engine category follows:

	Three months ended		Change
	October 1, 2006	September 25, 2005	Amount	Percent
Midrange	7,100	4,800	2,300	48%
Heavy-duty	1,700	1,900	(200)	(11)%
High-horsepower	2,300	1,900	400	21%
Total unit shipments	11,100	8,600	2,500	29%

 Nine Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Power Generation were as follows:

	Nine months ended		Change
$ in millions	October 1, 2006	September 25, 2005	Amount	Percent
Net sales	$1,758	1,424	334	23%
Investee equity, royalty and other income	10	6	4	67%
Segment EBIT	158	96	62	65%

Segment EBIT as a percentage of net sales	9.0%	6.7%	2.3 percentage points

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand in the commercial generator set and alternator lines of business.  Our commercial and alternator businesses are up in nearly all markets.  We also saw increases in our consumer market due to strong demand in the towable recreational vehicle market.  Our power electronics, energy solutions and rental markets also saw increases, but at a more modest pace.  In addition, pricing actions contributed to the increase in net sales.

The improvement in segment EBIT was largely attributable to strong commercial generator set sales across geographic markets as well as improved mix and price realization. While material costs have increased period over period, we have been able to more than absorb these costs through improved pricing.  Gross margin improved $88 million, or 37 percent, in the first nine months of 2006 over the same period in 2005.  Gross margin percentage improved nearly two percentage points compared to the same period in 2005.  Selling and administrative expenses increased $26 million, or 18 percent, over the first nine months of 2005, however selling and administrative expenses as a percentage of net sales improved by nearly one half of a percentage point in the first nine months of 2006, compared to the same period in 2005.  Research and engineering expenses increased $5 million, or 31 percent during the first nine months, compared to 2005 and research and engineering expenses as a percentage of net sales increased slightly compared to the same period in 2005.

A summary of engine shipments used in power generation equipment by engine category follows:

	Nine months ended		Change
	October 1, 2006	September 25, 2005	Amount	Percent
Midrange	21,100	14,500	6,600	46%
Heavy-duty	5,200	5,200	—	—%
High-horsepower	6,800	5,900	900	15%
Total unit shipments	33,100	25,600	7,500	29%

Components Results

Three Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Components were as follows:

	Three months ended		Change
$ in millions	October 1, 2006	September 25, 2005	Amount	Percent
Net sales	$564	$481	83	17%
Investee equity, royalty and other income	2	3	(1)	33%
Segment EBIT	19	21	(2)	10%

Segment EBIT as a percentage of net sales	3.4%	4.4%	(1.0) percentage points

 Our Components segment includes the following businesses: fuel systems, filtration, aftertreatment devices and turbochargers.  Components net sales increased across all businesses and all geographic markets, but were primarily driven by strong demand for our filtration products in North America and Latin America with increases in both aftermarket volume and OEM volume.  Sales of our turbochargers improved due to increased European OEM and China sales.

Segment EBIT decreased during the third quarter compared with the same period in 2005, primarily due to a reduction in gross margin percentage.  Gross margin increased $9 million, or 11 percent, in the third quarter compared to the same period in 2005, however gross margin percentage decreased by nearly one percentage point compared to the same period in 2005.  Gross margin percentage was negatively impacted by manufacturing inefficiencies as a result of closing two exhaust facilities and consolidating production into existing facilities.  Pre-production activity for new products within each of the four businesses in this segment and some material cost pressure in the filtration business also impacted our gross margin percentage.  Selling and administrative expenses increased $6 million, or 12 percent, compared to the third quarter of 2005, however selling and administrative expenses as a percentage of net sales decreased by one half of a percentage point.  Research and engineering expenses increased due to additional investment in the development of a number of new products and critical technologies that will be launched in 2007 and beyond.  Research and engineering expenses increased $3 million, or 21 percent, compared to the third quarter of 2005 and increased slightly as a percentage of net sales.

Nine Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Components were as follows:

	Nine months ended		Change
$ in millions	October 1, 2006	September 25, 2005	Amount	Percent
Net sales	$1,682	$1,465	$217	15%
Investee equity, royalty and other income	6	7	(1)	(14)%
Segment EBIT	84	65	19	29%

Segment EBIT as a percentage of net sales	5.0%	4.4%	0.6 percentage points

Components net sales increased across all businesses and all geographic markets, but were primarily driven by strong demand for our filtration products in North America and Latin America with increases in both aftermarket volume and OEM volume.  Sales of our turbochargers increased primarily due to increased OEM sales.

Segment EBIT improved during the first nine months compared with same period in 2005, primarily due to improved volume.  In addition, EBIT as a percentage of net sales increased by over one half of a percentage point.  Gross margin increased $49 million, or 20 percent, in the first nine months compared to the same period in 2005, and gross margin percentage improved nearly one percentage point compared to the same period in 2005, primarily due to improved volume and improved pricing.  Selling and administrative expenses increased $16 million, or 11 percent, compared to the first nine months of 2005, but decreased slightly as a percentage of net sales.  Research and engineering expenses increased due to additional investment in the development of a number of new products and critical technologies that will be launched in 2007 and beyond.  Research and engineering expenses increased $13 million, or 32 percent, compared to the first nine months of 2005 and increased by nearly one half of a percentage point as a percentage of net sales.

Distribution Results

Three Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Distribution were as follows:

	Three months ended		Change
$ in millions	October 1, 2006	September 25, 2005	Amount	Percent
Net sales	$346	$295	$51	17%
Investee equity, royalty and other income	15	9	6	67%
Segment EBIT	38	28	10	36%

Segment EBIT as a percentage of net sales	11.0%	9.5%	1.5 percentage points

Distribution net sales increased primarily due to strong overall demand in the Middle East, Europe and the South Pacific.  The higher net sales were led by increases in power generation volumes followed by parts and service volumes.  The reconstruction in the Middle East is the primary driver for the higher power generation volume accounting for over half of the increase.  Parts and service volumes were up throughout several geographic markets, most notably Europe, the Middle East and the South Pacific.

Segment EBIT increased primarily due to higher gross margins resulting from greater sales of parts and service, power generation equipment and higher joint venture income.  Gross margin in the third quarter of 2006 improved $9 million, or 13 percent, over the same period in 2005, however gross margin percentage decreased by nearly one percentage point due to a shift in mix from parts to engines and gensets.  The increase in gross margin was partially offset by higher selling and administrative expenses which increased $6 million, or 11 percent, compared to the prior year period.  Selling and administrative expenses as a percentage of net sales decreased by nearly one percentage point in the same period.

Also contributing to the improvement in segment EBIT quarter-over-quarter was a $6 million increase in investee equity earnings primarily attributable to a $5 million increase in earnings at our North American distributors.

Nine Months Ended – 2006 versus 2005

The net sales, investee income and segment EBIT for Distribution were as follows:

	Nine months ended		Change
$ in millions	October 1, 2006	September 25, 2005	Amount	Percent
Net sales	$999	$845	$154	18%
Investee equity, royalty and other income	38	23	15	65%
Segment EBIT	105	74	31	42%

Segment EBIT as a percentage of net sales	10.5%	8.8%	1.7 percentage points

Distribution net sales increased primarily due to strong overall demand in Europe, the Middle East and the South Pacific.  The higher net sales were led by increases in power generation volume followed by parts and service and engine volume.  The reconstruction in the Middle East is the primary driver for the higher power generation volume accounting for over half of the increase.  Parts and service and engine volumes were up throughout several geographic markets, most notably Europe, East Asia, the South Pacific and the Middle East.

Segment EBIT increased primarily due to higher gross margins resulting from greater sales of engines, parts, and power generation equipment.  Gross margin in the first nine months of 2006 improved $32 million, or 16 percent, over the same period in 2005, however gross margin percentage decreased slightly due to a shift in mix from parts to engines and gensets.  The increase in gross margin was partially offset by higher selling and administrative expenses.  Selling and administrative expenses increased $22 million, or 14 percent; however selling and administrative expenses decreased by over one half of a percentage point as a percentage of net sales in the same period.

Also contributing to the increase in segment EBIT year-over-year was a $15 million increase in investee equity earnings primarily attributable to a $14 million increase in earnings at our North American distributors.

Geographic Markets

Sales to international markets for the three and nine months ended October 1, 2006, were 51 percent and 49 percent, respectively, of total net sales, compared to 50 percent for  the three and nine months ended September 25, 2005.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three months ended,				Nine months ended,
$ in millions	October 1, 2006		September 25, 2005		October 1, 2006		September 25, 2005
United States	$1,384	49%	$1,223	50%	$4,212	51%	$3,585	50%
Asia/Australia	452	17%	429	17%	1,314	16%	1,224	17%
Europe/CIS	399	14%	326	13%	1,169	14%	1,008	14%
Mexico/Latin America	228	8%	191	8%	652	8%	511	7%
Canada	199	7%	186	7%	574	6%	529	8%
Africa/Middle East	147	5%	112	5%	408	5%	308	4%
Total international	1,425	51%	1,244	50%	4,117	49%	3,580	50%
Total consolidated net sales	$2,809	100%	$2,467	100%	$8,329	100%	$7,165	100%

LIQUIDITY AND CAPITAL RESOURCES

Available Liquidity

Cash provided by operations is the primary source of funding our working capital requirements. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we may use periodic borrowings, primarily our revolving credit facility and our accounts receivable sales program, to fund our working capital requirements. As of October 1, 2006, there were no amounts outstanding under our revolving credit facility or our accounts receivable sales program.

We have focused much of our efforts on improving our balance sheet through debt reduction and increasing our liquidity.  We believe our net debt position is a strong indicator of how much progress we have made in these areas.  This measure is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies.  The Company’s net debt position is as follows:

	October 1,	December 31,
	2006	2005
	Millions
Total debt	$1,061	$1,367
Less: cash, cash equivalents and marketable securities	(1,109)	(840)
Net debt	$(48)	$527

Total debt as a percent of our total capital, including total debt, was 28.4 percent at October 1, 2006 compared with 42.3 percent at December 31, 2005.

We believe our liquidity with cash and cash equivalents of $1 billion, marketable securities of $82 million, $540 million available under our revolving credit facility, $200 million available under our accounts receivable program and $135 million available under international credit facilities (see the table below under Available Credit Capacity) provides us with the financial flexibility needed to satisfy future short-term funding requirements for working capital, debt service obligations, capital expenditures, projected pension funding, dividend payments and expansion in emerging markets.

Available Credit Capacity

The table below provides the components of available credit capacity:

October 1, 2006
Millions
Revolving credit facility	$540
International credit facilities accessible by local entities	97
International credit facilities accessible by corporate treasury	38
Accounts receivable sales program	200
Total available credit capacity	$875

Working Capital Summary

	October 1,	December 31,
	2006	2005
	$ in millions
Current assets	$4,662	$3,916
Current liabilities	2,609	2,218
Working capital	$2,053	$1,698
Current ratio	1.79	1.77
Days’ sales in receivables	55	49
Inventory turnover	6.3	7.2

Cash Flows

The following table summarizes the key elements of our cash flows for the nine month periods:

	October 1, 2006	September 25, 2005
	Millions
Net cash provided by operating activities	$613	$385
Net cash used in investing activities	(185)	(125)
Net cash used in financing activities	(183)	(305)
Effect of exchange rate changes on cash	3	(5)
Net increase (decrease) in cash and cash equivalents	$248	$(50)

        Operating Activities.   Net cash provided by operating activities improved $228 million in the first nine months of 2006 compared to the first nine months of 2005, primarily due to $143 million of higher net earnings, a $70 million increase in the deferred tax provision and a $60 million decrease in working capital, partially offset by an increase in pension contributions of $33 million and a $25 million fluctuation in earnings of equity investees, net of dividends.  Net changes in working capital utilized $255 million in cash during the first nine months of 2006 compared to utilizing $315 million in the first nine months of 2005, or a net decrease in cash utilized by working capital of $60 million period-over-period.  Cash utilized for working capital tends to fluctuate from period to period based on various factors including, sales and production volumes as well as timing.  The fluctuation in earnings of equity investees, net of dividends relates primarily to a $20 million decrease in dividend income received from equity investees.  The American Jobs Creation Act of 2004 included a special one-year 85-percent dividend deduction for qualifying dividends repatriated from foreign operations in 2005 and as a result, we had higher foreign dividend repatriations in 2005 as compared to 2006.

Investing Activities.   Net cash used in investing activities increased $60 million in the first nine months of 2006 compared to 2005. The increase was primarily due to an increase in capital expenditures of $39 million, which includes increased investments in internal use software of $8 million, and a $30 million decrease in net cash flows from investments in marketable securities, partially offset by a $19 million increase in proceeds from disposals of property, plant and equipment.

Capital expenditures, excluding investments in internal use software, in the first nine months of 2006 were $152 million compared to $121 million in the first nine months of 2005.  Our 2006 capital spending program is currently expected to be approximately $225 million, primarily targeted at new product introduction and capacity expansion for future growth.

Financing Activities.   Net cash used in financing activities was $183 million in the first nine months of 2006 compared to $305 million in the first nine months of 2005, or a net decrease in cash outflows of $122 million. The majority of the decrease in cash outflows is due to the March 1, 2005, repayment of the $225 million 6.45% notes, partially offset by $76 million in common stock repurchases in 2006.

Share Repurchases

In July 2006, the Board of Directors gave the Company authorization to acquire up to two million shares of Cummins common stock in addition to what has been acquired under previous authorizations.  We repurchased approximately $14 million of common stock, representing over 120,000 shares, for the three months ended October 1, 2006.  For the nine months ended October 1, 2006, we repurchased approximately $76 million of common stock, representing approximately 697,000 shares.  This included purchases under our $100 million share repurchase program introduced in September 2005, which was completed in the second quarter of 2006.

Debt Conversion

On May 8, 2006, the Board of Directors approved the Company’s plan to redeem all of the 7% convertible quarterly income preferred securities that were issued in June 2001.  On May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities.  This notification provided the holders of the preferred securities 30 days in which to convert their securities into shares of common stock.  Upon expiration of the notification period, all remaining securities not converted were redeemed for cash at a premium above liquidation value.  Substantially all of the $300 million 7% convertible subordinated debentures outstanding were converted into shares of our common stock during the second quarter of 2006.  As a result of the conversion, approximately 6.3 million shares of common stock were issued during the second quarter which resulted in an increase of approximately $16 million to common stock outstanding and an increase of approximately $276 million to additional contributed capital.  Since substantially all holders converted their preferred securities to common stock, the loss on extinguishment of this debt was insignificant.

Debt Repayment

In September 2005, we announced our intention to repay $250 million 9.5% notes in December 2006, the first call date for the debt.  The notes were issued in November 2002 and are expected to be repaid using cash generated from operations.

Our $120 million 6.75% debentures may be repaid on February 15, 2007, at the election of the holders.  Such election must be made between December 15, 2006 and January 15, 2007.  At October 1, 2006, we have included these debentures in short-term borrowings in our Condensed Consolidated Balance Sheet.

Lease Extension

In July 2006, we extended the lease on our corporate headquarters facility to 2019.  The total rental payments to be made over the revised lease term are approximately $59 million.  As a result of this extension, we were required to re-evaluate the classification of this lease.  Based on the terms of the extension, this lease is now classified as a capital lease.  As a result, our long-term debt increased by approximately $40 million.

PowerRent Business

During the third quarter of 2006, we extended a lease relating to a portion of our PowerRent program by six years.  The lease was set to expire on September 30, 2006.  Instead of paying a balloon payment of approximately $42 million on September 30, 2006, the amount has been financed over a six year term.  For more information regarding our PowerRent program and related lease agreement, see Note 18 to the Consolidated Financial Statements of the Company's 2005 Annual Report on Form 10-K.

Pension Funding

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets and market interest rates. During the first nine months of 2006 we made cash contributions of $154 million. We presently anticipate contributing approximately $101 million to $106 million to our pension plans during the remainder of 2006. The approximately $255 million to $260 million in contributions for all of 2006 includes voluntary contributions of $190 million to $195 million.

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in the first nine months of 2006 to impede our compliance with these covenants.

Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor’s	BBB-	NR	Stable
Fitch	BBB-	BBB-	Stable

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. This facility replaced a similar program which expired in December 2003.  As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected.  Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Condensed Consolidated Balance Sheets.  The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. The terms of the agreement contain the same financial covenants as our revolving credit facility. There was no activity under this program in the first nine months of 2006.

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

Related Party Transactions

A discussion of related party transactions may be found in the "Management's Discussion and Analysis" section of the Company's 2005 Annual Report on Form 10-K under the caption "Financing Arrangements for Related Parties."

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

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.  A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2005 Annual Report on Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2006.

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

b.)   Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended October 1, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 3 – July 30, 2006	—	$—	—	2,000,000
July 31 – August 27, 2006	10,181	114.06	10,000	1,990,000
August 28 – October 1, 2006	110,600	113.06	110,400	1,879,600
Total	120,781	$113.15	120,400

In July 2006, the Board of Directors gave authorization to the Company to acquire up to two million shares of Cummins common stock in addition to what has been acquired under previous authorizations.

During the third quarter of 2006, we repurchased 381 shares from employees in connection with the Company's Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock of the Company on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold, must wait six months before another share purchase may be made.

During the third quarter of 2006, the Company issued 4,681 shares of restricted stock as compensation to the Company's non-employee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

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
Date: October 31, 2006

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Executive Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)