Form 10-K
period 2006-12-31
CUMMINS INC
filed 2007-02-27
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates was approximately $6.4 billion at July 2, 2006.

As of February 4, 2007, there were 52,099,611 shares outstanding of $2.50 par value common stock.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.                        Business

OVERVIEW

Cummins Inc. (“Cummins,” “the Company,” “the registrant,” “we,” “our,” or “us”) is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including DaimlerChryslerAG (DaimlerChrysler), PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), Volvo AB, CNH Global N.V., Tata Motors Ltd., Ford, Volkswagen, Dongfeng Motor Company, Komatsu and Scania AB. We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories.

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels. OEM inventory levels, production schedules, work stoppages and changes in emission standards also impact our sales. Economic downturns in the markets we serve generally result in reduced sales, which affect our profits and cash flow. We are also subject to substantial government regulation which requires us to make significant investments in capital and research that also impacts our profits and cash flow.

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

Cummins internet site is www.cummins.com. You can access Cummins Investors and Media webpage through our internet site, by clicking on the heading “Investors and Media.” Cummins makes available free of charge, on or through our Investors and Media webpage, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Cummins also makes available, through our Investors and Media webpage, under the heading of  “SEC filings” within the “Financial Information” heading, statements of beneficial ownership of Cummins equity securities filed by its directors, officers, 10 percent or greater shareholders and others under Section 16 of the Exchange Act.

Cummins also has a Corporate Governance webpage. You can access Cummins Corporate Governance webpage through our internet site, www.cummins.com, by clicking on the heading “Investors and Media” and then the topic heading of “Governance Documents” within the “Corporate Governance” heading. Cummins posts the following on its Corporate Governance webpage:

•       ISS Corporate Governance Rating,

•       Code of Conduct,

•       Corporate Governance Principles,

•       By-laws of Cummins Inc.,

•       Audit Committee Charter,

•       Governance and Nominating Committee Charter,

•       Compensation Committee Charter, and

•       Supplier Code of Conduct.

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

You may request a copy of these documents at no cost, by contacting Cummins Inc. Investor Relations at 500 Jackson Street, Mail Code 60115, Columbus, IN 47201 (812-377-3121) or by sending an email request to: investor_relations@cummins.com.

In accordance with NYSE Rules, on May 22, 2006, we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the company of the NYSE’s corporate governance listing standards.

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

•        Onan® and Cummins®-Onan® generator sets;

•        Alternator products sold under the Stamford®, AvK® and Markon® brands;

•        Fleetguard® filtration systems and components;

•        Cummins® intake and exhaust systems and components;

•        KussTM automotive in-tank fuel filtration;

•        Universal Silencer® filtration systems and silencers;

•        Holset® turbochargers;

•        Cummins® Fuel SystemsTM offerings and components; and

•        Cummins® Emission SolutionsTM aftertreatment solutions and offerings.

Our continual investment in and attention to furthering brand equity in our offerings and across our business units includes leveraging and creating brand identity, brand value and brand presence for our offerings in our markets of interest. In particular during 2006, we successfully rebranded our major operating business units to reflect the Cummins name and brand in furtherance of our overall branding strategy. In part, as a result of this investment and by seeking to aggregate brand strength in complementary markets, we also gain recognition in and across our markets for our offerings, continually seek new and innovative means to further develop and expand market share through our brand equity position, and strengthen customer relationships.

While our portfolio of branded products and offerings contains a number of market leaders, we operate in a highly competitive sector and our branded offerings compete with the brands offered by other manufacturers and distributors that produce and sell similar offerings.

•       Customers and Partners.  To maintain technology leadership and a global presence in a cost-effective manner, we have established strategic alliances with a number of our leading customers. These partnerships provide us with a knowledge and understanding of our customers’ technology and business needs, and enable us to develop products and services which better meet their requirements at lower costs. For example, we have both customer and supplier arrangements with Komatsu, Ltd., including manufacturing joint ventures and a product development joint venture through which we have partnered in the development of several engines. We are also the exclusive supplier of engines for Komatsu mining equipment. In addition, we have been the exclusive diesel engine supplier to DaimlerChrysler for its Dodge Ram truck since 1988, and in 2003 our exclusivity agreement was extended beyond model year 2007. We have long-term agreements with Volvo and International Truck and Engine Corporation for the supply of heavy-duty truck engines and PACCAR for the supply of both heavy-duty and medium-duty engines. These agreements afford us long-term price stability and eliminate certain dealer and end-user discounts as well as offer closer integration on product development. We also have multiple international joint ventures which manufacture heavy-duty and midrange engines, including partnerships with Tata Motors Ltd. which is the leading truck manufacturer in India, and Dongfeng Automotive Corporation, an engine supplier to the largest medium-duty truck manufacturer in China.

•       Global Presence.  We have a strong global presence including a worldwide distribution system, manufacturing and engineering facilities around the world and a network of global supply sources. Our worldwide presence has enabled us to take advantage of growth opportunities in international markets, with sales outside the U.S. growing from 43 percent of total consolidated net sales in 2000 to 50 percent of total consolidated net sales in 2006. For over 70 years, we have developed a distribution and service network that includes more than 550 company-owned and independent distributor locations and 5,000 independent dealers located throughout 160 countries and territories. We also have manufacturing operations and product engineering centers around the world, with facilities in the United Kingdom (UK), Brazil, Mexico, Canada, France, Australia, China, India, South Africa, Japan and Singapore. In addition, we have developed a global network of high-quality, low-cost supply sources to support our manufacturing base.

•       Leading Technology.  We have an established reputation for delivering high-quality, technologically advanced products. We continuously work with our customers to develop new products to improve the performance of their vehicles, equipment or systems at competitive cost levels. We are a leader in developing technologies to reduce diesel engine emissions, a key concern of our customers and regulators around the world. We were the first manufacturer to receive a Tier III Certificate of Conformity from the Environmental Protection Agency (EPA) for our QSM off-highway engine that met the January 2005 emissions standards. We were able to meet the EPA’s 2007 heavy-duty on-highway emissions standards that went into effect on January 1, 2007 and we announced in January 2007 that our Dodge Ram 6.7-liter Turbo Diesel engine meets the EPA’s 2010 emissions standards a full three years ahead of the requirements. We have also developed low-emission, high-performance natural gas engines as an alternative-fuel option for the on-highway, industrial and power generation markets. Our technology leadership in filtration, exhaust aftertreatment, air handling and fuel systems allows us to develop integrated product solutions for the on-highway, off-highway and power generation markets, allowing our customers to use a single high-performance, low-cost system as opposed to multiple components from different suppliers.

BUSINESS STRATEGY

The five key principles upon which we drive our business strategies are as follows:

•       Being a Low Cost Producer in as Many of our Markets as Possible.  In many of our markets, product or system cost is a critical performance parameter for our customers. To achieve cost leadership, we will continue to leverage our innovative technology, economies of scale, global presence and customer partnerships. We have focused on reducing costs and lowering our breakeven point to maintain a competitive advantage and to deliver quality products to our customers. The following key initiatives are integral to this strategy:

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

•        Technical Productivity. We have managed our research and development costs through a number of initiatives including a) using analysis-led design to eliminate capital-intensive prototypes through virtual computer modeling, b) performing significant analysis work at our technical center in India, c) applying engineering standards globally and d) with cost-sharing arrangements with OEM customers and joint venture partnerships. Cummins operates 17 technical centers around the world. In August 2006, we further strengthened our engine research and development capability by officially opening our first technical center in central China’s Wuhan City. These initiatives have helped us to continue to be a technology leader, while maintaining our research and engineering expense at approximately 2.8 percent of consolidated net sales for 2006.

•       Expanding into Related Markets.  We will continue to focus growth initiatives in related businesses where we can use our existing investments in products or technology, leading brand name or market presence to establish a competitive advantage. That focus is particularly on ventures that complement our existing businesses by being less capital-intensive and less cyclical or counter-cyclical to our core businesses, for example, the production of light-duty diesel engines in an existing Cummins facility that will introduce us to a new consumer customer base. Furthermore, we will target related markets that offer higher rates of growth, attractive returns and more stable cash flows through product and end market diversity. Specific growth opportunities are outlined below.

•        Our Engine segment strategy includes the development of light-duty diesel engines for the SUV/light duty pick-up truck and industrial markets both in the U.S. and in China. In addition, our strategy includes the development of high horsepower engines for the growing oil and gas and marine markets.

•        Our Power Generation strategy is focused on attaining leadership positions in all major commercial generator set markets globally, including growth in market share in European, Middle Eastern and African markets and penetration gains in power electronics and controls, such as automatic transfer switches and switchgear. The business is also pursuing growth opportunities in adjacent markets for consumer generator sets, including towable trailers, portable generator sets, auxiliary power units and residential generator sets.

•        Our Components segment will leverage our filtration, exhaust, fuel systems, turbocharger and engine technologies to provide integrated solutions for its customers and meet increasingly stringent emissions requirements.

•        Our Distribution segment is growing through the expansion of the aftermarket parts and service business by capitalizing on its global customer base and fast growth markets in China, India and Russia as well as the Middle East. Our strategy also includes increasing our ownership interest in key portions of the distribution channel.

•       Creating Greater Shareholder Value.  Return on equity is a primary measure of our consolidated financial performance. We report the performance of our operating segments based on segment EBIT. Segment EBIT is earnings before interest expense, taxes and minority interests.

•       Leveraging Complementary Businesses.  Strong synergies and relationships exist between our operating segments in the following areas:

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

•       Creating the Right Environment for Success.  We believe that creating the right environment for success means creating an inclusive learning environment, while reinforcing a performance ethic that attracts, develops and retains high-quality talent. We measure our success through skill and competency assessment, leadership development outcomes and participation in tailored individual development and training programs.

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

We made certain leadership changes effective May 2, 2005, within our management team. In connection with these changes, certain modifications were made to our internal reporting. These modifications are summarized below:

•       The Filtration and Other segment was renamed the Components segment and now includes operating results of the fuel systems business which were previously included in the Engine segment. Historically, the fuel systems business transferred product within the Engine segment at cost. Beginning in the third quarter of 2005, those transfers began using a cost-plus based transfer price. As a result of this change, segment EBIT increased for the Components segment and decreased for the Engine segment but there was no impact to consolidated earnings. Revenues of the Components segment were also increased to reflect transfers to the Engine segment and eliminations were increased by a corresponding amount.

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

Engine Segment

Our Engine segment manufactures and markets a broad range of diesel and natural gas-powered engines under the Cummins brand name for the heavy-and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products with displacement from 1.4 to 91 liters and horsepower ranging from 31 to 3,500. In addition, we provide a full range of new parts and service, as well as remanufactured parts and engines, through our extensive distribution network. The Engine segment is our largest operating segment, accounting for approximately 55 percent of total sales before intersegment eliminations in 2006.

The principal customers of our heavy-and medium-duty truck engines include truck manufacturers, such as International Truck and Engine Corporation (Navistar International Corporation), Volvo Trucks North America, PACCAR and Freightliner. CNH Komatsu, Hitachi, Ingersoll Rand and Brunswick represent manufacturers of construction, agricultural and marine equipment to whom we sell our industrial engines. The principal customers of our light-duty on-highway engines are DaimlerChrysler and manufacturers of RVs.

In the markets served by our Engine segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are Caterpillar, Inc., Detroit Diesel Corporation, Volvo Trucks North America, Mack Trucks, Inc. and International Truck and Engine Corporation (Engine Division). Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Mercedes Benz, Volvo, Renault Vehicules Industriels, Scania, Weichai Power Co. Ltd. and Nissan Diesel Motor Co., Ltd.

Our Engine segment organizes its engine, parts and service businesses around the following end-user markets:

Heavy-Duty Truck

We manufacture a complete line of diesel engines that range from 310 horsepower to 600 horsepower serving the worldwide heavy-duty truck market. We offer the ISM and ISX engines and in Australia, the Signature 620 series engines, which we believe comprise the most modern product engine line in our industry. Most major heavy-duty truck manufacturers in North America offer our diesel engines as standard or optional power. In 2006, we held a 27 percent share of the Group II engine market for NAFTA Class 8 heavy-duty trucks. We are also the market leader in Mexico and South Africa. Our largest customer for heavy-duty truck engines in 2006 was International Truck and Engine Corporation (Navistar International Corporation) with sales representing almost 9 percent of consolidated net sales.

We have long-term supply agreements with three key customers to improve customer service and increase market share. We have a long-term agreement with Volvo Trucks North America, Inc. under which we act as its sole external engine supplier. We also have long-term supply agreements with PACCAR and International Truck and Engine Corporation (Navistar International Corporation) covering our heavy-duty engine product line. These supply agreements provide long-term, stable pricing for engines and eliminate certain dealer and end-user discounts, in order to provide our customers with full responsibility for total vehicle cost and pricing. In addition, these agreements provide for joint work on engine/vehicle integration with a focus on reducing product proliferation. These efforts are expected to reduce product cost while creating enhanced value for end-users through better product quality and performance. The joint sales and service efforts also will provide better customer support at a significantly reduced cost to the partners.

Medium-Duty Truck and Bus

We manufacture a product line of medium-duty diesel engines ranging from 200 horsepower to 400 horsepower serving medium-duty and inter-city delivery truck customers worldwide. We believe that our ISB, ISC and ISL series diesel engines comprise the most advanced product line in the industry. We sell our ISB and ISC series engines and engine components to medium-duty truck manufacturers in Asia, Europe and South America. For the year ended 2006 our market share for diesel powered medium-duty trucks in the North American medium-duty truck market had grown to approximately 16 percent. Freightliner LLC, (a division of DaimlerChrysler), PACCAR, Ford and Volkswagen AG are our major customers in this worldwide market.

We also offer our ISB, ISC, and ISL diesel engines, and their alternative fueled counterparts, for school buses, transit buses and shuttle buses worldwide. Key markets include North America, Latin America, Europe, and Asia. The demand for alternative-fuel products continues to grow both domestically and internationally.  Cummins Westport Inc., a joint venture formed in 2001 with Westport Innovations, Inc., markets low-emission, propane and natural gas engines in bus markets worldwide. Significant fleets are located in cities ranging from Los Angeles, Boston, Salt Lake City, Vancouver, BC and Beijing, China. We are the largest provider of diesel engines for hybrid bus applications in the United States.

Light-Duty Automotive and RV

We are the exclusive provider of diesel engines used by DaimlerChrysler in its Dodge Ram trucks. Our relationship with DaimlerChrysler extends nearly 20 years, and in 2006 we shipped over 162,000 engines for use in Dodge Ram trucks. In 2003, our selection as the exclusive diesel power provider for Dodge Ram truck models was extended to include the 2007 model year. The 6.7-liter Dodge Ram Turbo Diesel engine offers best in class 650 lb-ft of torque and 350 horsepower, and we expect this popular engine will continue to result in strong sales volumes with the availability of our engine in the new Dodge Ram Chassis Cab model.

We are the leading manufacturer of diesel engines for use in the Class A motorhome market, with a market share representing approximately 58 percent of the diesel engines in retail Class A motorhome sales. The diesel segment of the Class A motorhome market has grown to approximately 48 percent in 2006, indicating a growing preference for diesel power for this application.

Industrial

Our mid-range, heavy-duty and high-horsepower engines power a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation, commercial and recreational marine applications throughout the world. Our major construction OEM customers are in North America, Europe, South Korea, Japan and China. These OEMs manufacture approximately one million pieces of equipment per year for a diverse set of applications and use engines from our complete product range. Agricultural OEM customers are primarily in North America, South America and Europe, serving end-use markets that span the globe. Our engines are sold to both recreational and commercial boat builders, primarily in North America, Europe and Asia. In the recreational marine markets, our joint venture, Cummins MerCruiser Diesel Marine, is the market share leader in the North American and South Pacific recreational boat segments for power ranges in which we participate. We offer a full product line of high-horsepower engines for mining applications that compete in all segments from small underground mining equipment to 400-ton haul trucks. We occupy a strong number two position in the mining market, where we offer the broadest engine line-up in the industry. This engine range extends from the A-series to the QSK78 allowing Cummins to penetrate the underground mining market with smaller engines up to the largest mining machines with the QSK60 and QSK78. In this market, we continue to be the exclusive or preferred supplier of engines to large construction and mining equipment OEM’s such as Komatsu, Hitachi, and Belaz. Our sales to the rail market are primarily to railcar builders in Europe and Asia, and we are a leader in the worldwide railcar market. With our QSK60 and QSK78 engines, we expect to move into a larger proportion of the locomotive and railcar markets outside North America and commercial marine markets worldwide. Government sales represent a small portion of the high-horsepower market and are primarily to defense contractors in North America and Europe. Our full line of diesel and natural gas engines, power generation products and global distribution and customer support capabilities have enabled us to achieve significant growth and penetration with oil and gas customers worldwide.

Power Generation Segment

The Power Generation segment represented 18 percent of our total sales before intersegment eliminations in 2006. This operating segment is one of the most integrated providers of power solutions in the world, designing or manufacturing most of the components that make up power generation systems, including engines, controls, alternators, transfer switches and switchgear. This operating segment is a global provider of power generation systems, components and services for a diversified customer base to meet the needs for standby power, distributed generation power, as well as auxiliary power needs in specialty mobile applications. Standby power solutions are provided to customers who rely on uninterrupted sources of power to meet the needs of their customers. Distributed generation power solutions are provided to customers with less reliable electrical power infrastructures, typically in developing countries. In addition, it provides an alternative source of generating capacity, which is purchased by utilities, independent power producers and large power customers for use as prime or peaking power and is located close to its point of use. Mobile power provides a secondary source of power (other than drive power) for mobile applications.

Our power generation products are marketed principally under the Cummins Power Generation and Onan brands and include diesel and alternative-fuel electrical generator sets for commercial, institutional and consumer applications, such as office buildings, hospitals, factories, municipalities, utilities, universities, RVs, boats and homes. We are the worldwide leader in auxiliary generator sets for RVs, commercial vehicles and recreational marine applications. Our rental business provides power equipment on a rental basis for both standby and prime power purposes. Our energy solutions business provides full-service power solutions for customers including generating equipment, long-term maintenance contracts and turnkey power solutions.

Cummins Generating Technologies (CGT) is a leader in the alternator industry and supplies its products internally as well as to other generator set assemblers. CGT products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kVA to 30,000 kVA. We also sell reciprocating generator drive engines across a large power range to other generator set assemblers.

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

This operating segment competes with a variety of engine manufacturers and generator set assemblers across the world. Caterpillar remains our primary competitor as a result of its acquisition of MAK Americas Inc., Perkins Engines Inc. and FG Wilson Inc. Volvo and DaimlerChrysler, through its acquisition of Detroit Diesel Corporation, are other major engine manufacturers with a presence in the high-speed generation segment of the market. We also compete with Kohler, Generac and other regional generator set assemblers. CGT competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.

Components Segment

Our Components segment produces filters, silencers and intake and exhaust systems and is the largest worldwide supplier of turbochargers for commercial applications. This segment manufactures filtration and exhaust systems for on-and off-highway heavy-duty equipment and is a supplier of filtration products for industrial and passenger car applications, exhaust systems for small engine equipment and silencing systems for gas turbines. In addition, we operate an emission solutions business through which we develop aftertreatment and exhaust systems to help our customers meet increasingly stringent emissions standards and a fuel systems business which to date has primarily supplied our Engine segment. In 2006, our Components segment accounted for approximately 17 percent of our total sales before intersegment eliminations.

We are the world’s leading supplier of filtration, exhaust, coolant, and chemical products offering over 30,000 products including air, coolant, fuel and hydraulic filters, antifreeze and coolant additives, catalysts, particulate filters, controllers and other filtration systems to OEMs, dealer/distributors and end-user markets. Its products are produced and sold in global markets, including North America, South America, Europe, Asia, Africa and Australia. Our Components segment also makes products for the automotive specialty filtration market and the industrial filtration market through our Kuss subsidiary, located in Findlay, OH, and Universal Silencer, located in Stoughton, WI.

Cummins Turbo Technologies designs, manufactures and markets turbochargers for commercial and light-duty diesel applications with manufacturing facilities in five countries and sales and distribution worldwide. Cummins Turbo Technologies provides critical technologies for engines to meet challenging performance requirements and worldwide emissions standards, including variable geometry turbochargers, and is the market leader in turbochargers for heavy-duty equipment.

The fuel systems business designs and manufactures new and replacement fuel systems primarily for heavy-duty on-highway diesel engine applications. Our Engine segment and Scania are the primary customers for the fuel systems business. Scania is our partner in two joint ventures within the fuel systems business. The Cummins Scania HPI joint venture currently manufactures fuel systems that are used by both companies in current products. In August 2005, the Cummins Scania XPI joint venture was formed to design, develop and manufacture the next generation of fuel systems for use in 2007 and beyond.

Customers of our Components segment generally include truck manufacturers and other OEMs that are also customers of our Engine segment, such as CNH Global N.V., International Truck and Engine, Volvo and other manufacturers that use Cummins filtration products in their product platforms. Our customer base for replacement filtration parts is highly fragmented, and primarily consists of various end-users of filtration systems.

Our Components segment competes with other manufacturers of filtration systems and components and turbochargers. Our primary competitors in these markets include Donaldson Company, Inc., Clarcor Inc., Mann+Hummel Group, Tokyo Roki Co., Ltd., Borg-Warner, Bosch, Tenneco and Honeywell International.

Distribution Segment

In 2006, Distribution segment sales accounted for 10 percent of our total sales before intersegment eliminations. Our Distribution segment consists of 17 company-owned distributors and 12 joint ventures that distribute the full range of our products and services to end-users at approximately 270 locations in over 90 countries and territories. In North America, this network is mostly comprised of partially-owned distributors. Internationally, our network consists of partially-owned and wholly-owned distributors. Through this network, our trained personnel provide parts and service to our customers, as well as full-service solutions, including maintenance contracts, engineering services, and integrated products where we customize our products to cater to specific end-users. Our company-owned distributors are located in key markets, including India, China, Japan, Australia, the U.K., the Middle East and South Africa. Our distributors also serve and develop dealers, predominantly OEM dealers, in their territories by providing technical support, tools, training, parts and product information.

In addition to managing our investments in wholly-owned and partially-owned distributors, our Distribution segment is responsible for managing the performance and capabilities of our independent distributors. Our distributors collectively serve a highly diverse customer base with approximately 40 percent of their revenues being from the wholesale of new power equipment (engines and power generation equipment) and the other portion consisting of parts and service repairs.

The distributors that we own or operate compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with, the companies that are listed above as competitors of the Engine, Power Generation or Components segments. These competitors vary by geographical location.

SEGMENT FINANCIAL INFORMATION

Financial information about our operating segments is incorporated by reference from Note 21 to the Consolidated Financial Statements.

SUPPLY

We have developed and maintain a world-class supply base in terms of technology, quality and cost. We source our materials and manufactured components from leading suppliers both domestically and internationally. We have adequate sources of supply of raw materials and components. We machine and assemble some of the components used in our engines and power generation units, including blocks, heads, rods, turbochargers, camshafts, crankshafts, filters, exhaust systems, alternators and fuel systems. We also have arrangements with certain suppliers who are the sole source for specific products or supply items. Between 75 and 85 percent of our total raw material and component purchases in 2006 were purchased from suppliers who are the sole source of supply for a particular supply item. Although we elect to source a relatively high proportion of our total raw materials and component requirements from sole suppliers, the majority of these supply items can be purchased from alternate suppliers with the appropriate lead-time and sourcing plan. In 2006, we established a process to annually review our sourcing strategies with a focus on the reduction of risk. We are also developing suppliers in many global or low-cost locations to serve our businesses across the globe and provide alternative sources in the event of disruption from existing suppliers. In addition, we maintain dual sourcing at a commodity level on many of our sole sourced part numbers. Our supply agreements vary according to the particular part number sourced. However, these agreements typically include standard terms relating to cost (including cost reduction targets), quality and delivery. Our supply agreements also typically include customary intellectual property provisions that contain prohibitions on the use of our intellectual property by the suppliers for any purpose other than their performance of the supply agreements, and indemnity covenants from suppliers for breach by them of intellectual property rights of third parties in performance of the agreements. The duration of our more important supply agreements varies but typically ranges between three and five years. Many of our supply agreements include early termination provisions related to failure to meet quality and delivery requirements.

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

LARGEST CUSTOMER

We have thousands of customers around the world and have developed long-standing business relationships with many of them. DaimlerChrysler is our largest customer, accounting for approximately 10 percent of our consolidated net sales in 2006, primarily relating to sales of our ISB engine for use in

Dodge Ram trucks and sales of our heavy- and medium-duty truck engines to the Freightliner division of DaimlerChrysler. While a significant number of our sales to DaimlerChrysler are under long-term supply agreements, these agreements provide for the supply of DaimlerChrysler’s engine requirements for particular vehicle models and not a specific volume of engines. The loss of this customer or a significant decline in the production level of DaimlerChrysler vehicles that use our engines would have an adverse effect on our business, results of operations and financial condition. We have been an engine supplier to DaimlerChrysler for nearly 20 years and to Freightliner for well over 50 years. A summary of principal customers for each operating segment is included in our segment discussion.

In addition to our agreements with DaimlerChrysler, we have long-term heavy-duty engine supply agreements with International Truck and Engine Corporation, PACCAR and Volvo Trucks North America. Collectively, our net sales to these three customers was less than 19 percent of consolidated net sales in 2006 and individually, was less than 9 percent of consolidated net sales for each customer. As with DaimlerChrysler, these agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that assure the availability of our products to each customer through the duration of the respective agreements. There are no guarantees or commitments by these customers of any kind regarding volumes or market shares, except in the case of DaimlerChrysler, which has committed that Cummins will be its exclusive diesel engine supplier for the Dodge Ram heavy-duty pickup truck. Agreements with OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.

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

DISTRIBUTION

For over 70 years, we have been developing a distribution and service network that includes more than 550 independent distributor locations and 5,000 independent dealers in 160 countries and territories. In North America, this network is comprised of independent and partially-owned distributors. Internationally, our network consists of independent, partially-owned, and wholly-owned distributors. Most distributors sell the full range of our products, as well as complementary products and services. Our Distribution segment operates within this network with 17 company-owned distributors and 12 joint ventures in approximately 270 locations in over 90 countries and territories.

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

Financial information about wholly-owned distributors, partially-owned distributors consolidated under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” (FIN 46R), issued by the Financial Accounting Standards Board (FASB), and distributors accounted for under the equity method are incorporated by reference from Notes 1, 2 and 3 to the Consolidated Financial Statements.

RESEARCH AND ENGINEERING

Our research and engineering program is focused on product improvements, innovations and cost reductions for our customers. In 2006, our research and engineering expenditures were $321 million compared to $278 million in 2005. Of this amount, approximately 19 percent, or $62 million, was directly related to the development of heavy-duty and medium-duty engines that are designed to comply with the 2007 emissions standards with approximately $10 million directly related to compliance with 2010 emissions standards.

In the Engine segment, we continue to invest in system integration and in technologies to meet increasingly more stringent emissions standards. We have focused our engine technology development on four critical subsystems: combustion, air handling, electronic controls and exhaust aftertreatment. We were the first engine manufacturer to announce a low-cost combustion-only emission solution for Tier III industrial diesel engines that does not require exhaust gas recirculation nor exhaust aftertreatment. We were able to meet the EPA’s 2007 heavy-duty on-highway emissions standards that went into effect on January 1, 2007 and we announced in January 2007 that our 6.7-liter Dodge Ram Turbo Diesel engine meets the EPA’s 2010 emissions standards a full three years ahead of the requirements. In addition, we were the first company to demonstrate a prototype vehicle that meets EPA 2007 gasoline-equivalent “Tier II Bin 5” emission levels.

In Power Generation, our product engineering focus is to develop products with the best performance at the lowest cost for our customers. Our power electronics technology development is aimed at applying digital electronics to eliminate multiple genset controllers and achieve higher levels of system integration and control. We meet the most advanced emission standards around the world, employing both combustion and exhaust aftertreatment technologies. Looking to future low-emission power generation technologies, we have a Department of Energy funded program to develop a solid oxide fuel cell system for vehicle auxiliary power generation and for smaller stationary power generation applications.

In Components, we are building on our strengths in design integration to develop modules that integrate multiple filtration functions into a single engine subsystem component. We are developing new filter media and technologies that support low-emission engines, including exhaust aftertreatment, closed crankcase ventilation, fuel systems and centrifugal soot removal.

In 2003, we established Cummins Research and Technology India Private Ltd. (CRTI). This partially-owned subsidiary provides analytical services such as structural dynamics, computational fluid dynamics, and design to all Cummins entities. CRTI is located in Pune, India. In August 2006, our first technical center in China was opened in Wuhan City. The East Asia Technical Center, a 55-45 joint venture between Cummins and Dongfeng Cummins Engine Company Limited (DCEC), provides engineering and technical development services for the full range of Cummins products built in China, including diesel and natural gas engines, power generators, turbochargers and filtration products. A series of projects has already started in the technical center, including the development of a new 13-liter engine platform for the heavy-duty truck market served by DCEC.

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

•       Cummins/Komatsu Arrangements.  We have formed a broad relationship with Komatsu Ltd., including four joint ventures and numerous exclusive supply arrangements. Two joint ventures were formed in 1992, one to manufacture Cummins B Series engines in Japan, the other to build high-horsepower Komatsu-designed engines in the U.S., Cummins Komatsu Engine Corporation (CKEC). In 1997, we established a third joint venture in Japan to design the next generation of industrial engines. Our fourth joint venture is a distributor joint venture in Chile. Effective March 28, 2004, we adopted the provisions of FIN 46R for CKEC and its results are now consolidated in our Consolidated Financial Statements (see Note 2 to the Consolidated Financial Statements).

•       Cummins/Dongfeng Joint Ventures.  In 1985, we licensed Dongfeng Motor Company (Dongfeng), the largest medium-duty truck manufacturer in China, to manufacture Cummins B Series engines. In 1993, Dongfeng established a subsidiary, Dongfeng Automotive Corporation (DFAC), which became the licensee. In 1995, we partnered with DFAC and formed a joint venture, Dongfeng Cummins Engine Company, Ltd. (DCEC), for the production of our C Series engines. In 1998, we established a wholly-owned subsidiary, Cummins (Xiangfan) Machining Company Ltd. (CXMC), in an adjacent facility to DCEC to manufacture B Series cylinder blocks and cylinder heads. In April 2003, the assets of DFAC’s B Series manufacturing entity and the assets of CXMC were invested into the existing joint venture, DCEC. The expanded joint venture, with annual capacity of approximately 170,000 units, produces Cummins B, C and L Series four-to nine-liter mechanical engines and began producing full-electronic diesel engines with a power range from 100 to 370 horsepower in 2006. In 2004, Cummins invested a B Series connecting rod machining line into CXMC to supply DCEC. We also have a joint venture with Dongfeng that manufactures filtration systems, Shanghai Fleetguard Filter Co., Ltd and in 2005 expanded the relationship to include exhaust systems. In 2003, Nissan Motor Co., Ltd. acquired 50 percent ownership of Dongfeng. In August 2006, our first technical center in China was opened in Wuhan City. The East Asia Technical Center, a 55-45 consolidated joint venture between Cummins and DCEC, provides engineering and technical development services for the full range of Cummins products built in China, including diesel and natural gas engines, power generators, turbochargers and filtration products. A series of projects has already started in the technical center, including the development of a new 13-liter engine platform for the heavy-duty truck market served by DCEC. In late 2005, the Cummins Westport (CWI) joint venture engaged DCEC to produce the CWI natural gas engines in China.

•       Tata Group Joint Ventures.  In 1992, we formed a joint venture with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. The joint venture, Tata Cummins Limited, manufactures the Cummins B Series engine in India for use in trucks manufactured by Tata Motors, as well as for various Cummins industrial and power generation applications.  Cummins Turbo Technologies Ltd., one of our wholly-owned subsidiaries, also formed a joint venture for the manufacture of turbochargers, Tata Holset Ltd.

•       Chongqing Cummins.  In 1995, we formed a joint venture with China National Heavy-Duty Truck Corporation in Chongqing, China. The shares of this venture are now owned jointly by us and the Chongqing Heavy Duty Vehicle Group. The joint venture, Chongqing Cummins Engine Company Ltd. (CCEC), manufactures several models of our heavy-duty and high-horsepower diesel engines in China, serving primarily the industrial and stationary power markets in China.

•       Shaanxi/Cummins.  In 2005, we formed the Xian Cummins Engine Company (XCEC) joint venture with Shaanxi Heavy Vehicle Group Co., and Shaanxi Heavy Duty Truck Co., Ltd. in Xian, China. The joint venture will begin to manufacture in 2007 the Cummins ISM heavy-duty diesel engine for use in Shaanxi trucks and for sale to outside customers.

•       The European Engine Alliance (EEA).  The EEA was established in 1996 as a joint venture between our Company and two Fiat Group companies, Iveco N.V. (trucks and buses) and CNH Global (agricultural and construction equipment), to develop a new generation of 4, 5 and 6-liter engines based on our 4B and 6B Series engines.

•       Cummins/Scania Joint Ventures.  In 1999, we formed a joint venture with Scania to produce fuel systems for heavy-duty diesel engines. We own 70 percent of this joint venture and its results are included in our Consolidated Financial Statements. In August 2005, we signed a joint venture agreement with Scania to produce the next generation fuel systems for heavy-duty on-highway trucks.  This joint venture, Cummins-Scania XPI Manufacturing LLP, is a 50/50 joint venture that builds upon other Cummins-Scania partnerships.

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

•       ZAO Cummins Kama. In January 2006, we signed a joint venture agreement with KAMAZ Inc., the largest vehicle manufacturer in Russia, to produce B Series engines under the name ZAO Cummins Kama. The joint venture will build on the Cummins and KAMAZ relationship that dates back to the early 1980s. Among the customers of the new company are KAMAZ trucks and buses, as well as trucks, buses and agricultural equipment produced by other manufacturers in Russia, Belarus and the Ukraine.

•       Beijing Foton Cummins Engine Company. In October 2006, we signed an agreement with Beiqi Foton Motor Company to form a 50/50 joint venture, Beijing Foton Cummins Engine Company (BFCEC), to produce two families of Cummins light-duty, high performance diesel engines in Beijing. The engines will be used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles. Certain types of marine, small construction equipment and industrial applications will also be served by this engine family. Cummins and Beiqi Foton will initially invest a combined $126 million into BFCEC, which is scheduled to begin production in 2008. The parties are awaiting approval of the joint venture by the Chinese government.

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

EMPLOYEES

As of December 31, 2006, we employed approximately 34,600 persons worldwide.

ENVIRONMENTAL COMPLIANCE

Product Environmental Compliance

Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our products comply with emissions standards that the EPA, the California Air Resources Board (CARB) and other state regulatory agencies, as well as other regulatory agencies around the world, have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 2006. Our ability to comply with these and future emissions standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Failure to comply with these standards could result in adverse effects on our future financial results.

EPA Engine Certifications

In the fourth quarter of 2002, we implemented new on-road emissions standards. These were implemented in accordance with the terms of a 1998 consent decree that we and a number of other engine manufacturers entered into with the EPA, the U.S. Department of Justice (DOJ) and CARB. The consent decree also required us to pull forward by one year (to January 1, 2005) the implementation of Tier III emissions standards for off-road engines in the 300 to 749 horsepower range. Sales of these engines commenced January 1, 2005. The consent decree was in response to concerns raised by these agencies regarding the level of nitrogen oxide emissions from heavy-duty diesel engines. On December 15, 2006, we were notified by the EPA that the consent decree provisions relating to certification of on-highway engines have been terminated, indicating our successful completion of that portion of the consent decree. Certain other requirements of the consent decree continue and are on course to terminate within deadlines.

Federal and California regulations require manufacturers to report failures of emissions-related components to the EPA and CARB when the failure rate reaches a specified level. At higher failure rates, a product recall may be required. In 2006, we submitted 46 reports to the EPA relating to 24 different defects affecting EGR valves, turbochargers and a minor mathematical change to the calibration algorithm. None of these defects resulted in a campaign of a material nature.

Emissions standards in international markets, including Europe and Japan, are becoming more stringent. We believe that our experience in meeting U.S. emissions standards leaves us well positioned to take advantage of opportunities in these markets as the need for emissions control capability grows.

New on-highway emissions standards came into effect in the U.S. on January 1, 2007. In December 2003, we announced that we would meet the 2007 U.S. EPA heavy-duty on-highway emissions standards by combining our existing cooled Exhaust Gas Recirculation (EGR) technology with particulate matter (PM) filters. Cooled EGR is the same technology that we have used since April 2002 and was selected after reviewing other aftertreatment technologies such as NOx adsorbers and selective catalytic reduction (SCR). Our experience with particulate filters and the availability of ultra-low-sulfur diesel fuel combine to give us the confidence in meeting these tough standards in the U.S. Additionally, while we believe the EGR/PM filter combination is the right solution for 2007 in the U.S., we have selected SCR as the right technology to meet on-highway Euro IV emissions standards and certain off-highway applications.

Other Environmental Statutes and Regulations

We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations. During the last five years, expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of annual capital outlays and are not expected to be material in 2007.

Pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we have been identified as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended or similar state laws, at approximately 17 waste disposal sites. Based upon our experiences at similar sites we believe that our aggregate future remediation costs will not be significant. We have established accruals that we believe are adequate for our expected future liability with respect to these sites.

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

Our financial performance depends, in large part, on varying conditions in the markets and geographies that we serve. Demand in these markets and geographies fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels. Our sales are also impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in the markets we serve generally result in reductions in sales and pricing of our products, which could reduce future earnings and cash flow.

Our products are subject to substantial government regulation.

Our engines are subject to extensive statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as the CARB, and other regulatory agencies around the world. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. For example, we were required to develop new engines to comply with stringent emissions standards by January 1, 2007. While we were able to meet this deadline, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. Currently, we believe we are on schedule to meet all deadlines for known future regulatory standards.

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

We are at risk for product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Costs typically include the cost of the product, part or component being replaced, customer cost of the recall and labor to remove and replace the defective part or component. When a recall decision is made, we estimate the cost of the recall and record a charge to earnings in that period in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 5,  “Accounting for Contingencies.”  In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost. As a result, these estimates are subject to change.

We cannot assure that our truck manufacturers and OEM customers will continue to outsource their engine supply needs.

Several of our engine customers, including Paccar, Navistar, Volvo and DaimlerChrysler, are truck manufacturers or OEMs that manufacture engines for some of their own products. Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products, our emissions capability, systems integration, their customer’s preference and in order to reduce costs, eliminate production risks and maintain company focus. However, we cannot assure that these customers will continue to outsource engine production in the future. Increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could significantly impact our revenues and, accordingly, have a material adverse affect on our business, results of operations and financial condition.

Our largest customer accounts for a significant share of our business.

Sales to DaimlerChrysler accounted for approximately 10 percent of our consolidated net sales for 2006, primarily relating to sales of our ISB engine for use in the Dodge Ram truck and sales of our heavy-and medium-duty truck engines to its Freightliner division. While a significant amount of our sales to DaimlerChrysler are under long-term supply agreements, these agreements provide for the supply of DaimlerChrysler’s engine requirements for particular models and not a specific number of engines. Accordingly, the loss of DaimlerChrysler as a customer or a significant decline in the production levels for the vehicles in which DaimlerChrysler uses our products would have an adverse effect on our business, results of operations and financial condition.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain materials and manufactured components from third-party suppliers. A significant number of our suppliers representing 75 to 85 percent of our total raw material and component purchasers in 2006 are the sole source for a particular supply item, although the majority of these materials and components can be obtained from other suppliers. Any delay in our suppliers’ abilities to provide us with necessary materials and components may affect our capabilities at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2006, we employed approximately 34,600 persons worldwide. Approximately 13,500 of our employees worldwide are represented by various unions under collective bargaining agreements with various unions that expire between 2007 and 2011. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot assure that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at vehicle assembly plants where our engines are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.

Our products involve risks of exposure to product liability claims.

We face an inherent business risk of exposure to product liability claims in the event that our products’ failure to perform to specifications results, or is alleged to result, in property damage, bodily injury and/or death. We may experience material product liability losses in the future. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have a material adverse affect on our business, results of operations and financial condition and cash flows. In addition, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.

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

Approximately 50 percent of our net sales for 2006 were attributable to customers outside the United States. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

Our worldwide manufacturing facilities occupy approximately 16 million square feet, including approximately nine million square feet in the U.S. Principal manufacturing facilities in the U.S. include our plants in Southern Indiana, Wisconsin, New York, Iowa, South Carolina, Tennessee, Georgia, Ohio and Minnesota, as well as an engine manufacturing facility in North Carolina, which is operated in partnership with CNH Global N. V.

Manufacturing facilities outside of the U.S. include facilities located in the U.K., Brazil, India, Mexico, France, China, South Africa, Germany, Romania and Australia. In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.K., France, China, India, Japan, Pakistan, South Korea, Turkey and Indonesia.

Item 3.                        Legal Proceedings

We are, at any one time, party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure that such insurance would fully cover the costs associated with a judgment against us with respect to these claims. We also establish reserves for matters in which losses are probable and can be reasonably estimated. We have also been identified as a PRP at 17 waste disposal sites under federal and state environmental statutes, three of which we expect could result in monetary sanctions, exclusive of interest and costs, of $100,000 or more based upon our estimated proportional volume of waste disposed at these sites. These sites and our estimated exposure are as follows: the Operating Industries, Inc. Site in Monterey Park, CA ($211,000), the Casmalia Site in Santa Barbara, CA ($150,000) and the Double Eagle Refinery Site in Oklahoma City, OK ($100,000). In addition to these three sites, we have been contacted as a possible PRP at 14 other sites. At several of these sites, we have had no follow-up contact from the relevant regulatory agencies since an initial communication in the early to mid-1990s. We believe our liability at these 14 other sites would be de minimis absent the imposition of liabilities that otherwise would be the responsibility of other PRPs. More information with respect to our environmental exposure can be found under “Environmental Compliance-Other Environmental Statutes and Regulations.” We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure that our liability with respect to any such action or proceeding would not exceed our established accruals. Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.

Item 4.                        Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of our security holders during the last quarter of the year ended December 31, 2006.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   Our common stock, par value $2.50 per share, is listed on the NYSE under the symbol “CMI.” For information about the quoted market prices of our common stock, information regarding dividend payments and the number of common stock shareholders, see Selected Quarterly Financial Data on page 125 of this report. For other matters related to our common stock and shareholders’ equity, see Notes 16 and 19 to the Consolidated Financial Statements.

(b)   Use of proceeds—not applicable.

(c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2 - October 29, 2006	—	$—	—	1,879,600
October 30 - November 26, 2006	214,835	101.54	214,600	1,665,000
November 27 - December 31, 2006	165,239	119.86	165,000	1,500,000
Total	380,074	109.50	379,600

In July 2006, the Board of Directors gave us authorization to acquire up to two million shares of Cummins common stock in addition to what has been acquired under previous authorizations.

During the fourth quarter of 2006, we repurchased 474 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold, must wait six months before another share purchase may be made. There is no maximum amount of shares that we may purchase under this plan.

According to our bylaws, we are not subject to the provisions of the Indiana Control Share Act. However, we are governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the company.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the cumulative total shareholder return on Cummins Inc.’s Common Stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Each of the three measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS ENGINE CO., INC.,
S&P 500 INDEX AND PEER GROUP INDEX

*	ArvinMeritor Inc., Caterpillar, Inc., Dana Corporation, Deere & Company, Eaton Corporation, Ingersoll-Rand Company Ltd., Navistar International Corporation and Paccar Inc.

Item 6.                        Selected Financial Data

The selected financial information presented below for the five year period ended December 31, 2006, was derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the years ended December 31,
	2006	2005	2004	2003(1)	2002(2)
	Millions, except per share
Consolidated Statements of Earnings Data
Net sales	$11,362	$9,918	$8,438	$6,296	$5,853
Gross margin	2,595	2,186	1,680	1,123	1,045
Investee equity, royalty and other income	140	131	120	74	29
Interest expense	96	109	111	90	61
Dividends on preferred securities of subsidiary trust	—	—	—	11	21
Earnings before cumulative effect of change in accounting principles	715	550	350	54	79
Net earnings	715	550	350	50	82
Net earnings per share before cumulative effect of change in accounting principles:
Basic	$15.02	$12.43	$8.30	$1.37	$2.06
Diluted	14.21	11.01	7.39	1.36	2.06
Net earnings per share:
Basic	$15.02	$12.43	$8.30	$1.28	$2.13
Diluted	14.21	11.01	7.39	1.27	2.13
Dividends declared per share	1.32	1.20	1.20	1.20	1.20
Consolidated Balance Sheet Data
Cash and cash equivalents	$840	$779	$611	$108	$224
Total assets	7,465	6,885	6,510	5,126	4,837
Long-term debt	647	1,213	1,299	1,380	999
Mandatorily redeemable preferred securities	—	—	—	—	291
Shareholders’ equity	2,802	1,864	1,401	949	841

(1)          Net earnings included a $4 million, net of tax charge for the cumulative effect of a change in accounting principle related to the consolidation of a variable interest entity.

(2)          Net earnings included a $3 million, net of tax credit for the cumulative effect of a change in accounting principle related to moving the measurement date for defined benefit plans from September 30 to November 30.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain prior year amounts included in this section have been reclassified to conform to the current year presentation. All references to per share amounts are diluted per share amounts.

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements. This overview summarizes the MD&A which includes the following sections:

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

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including DaimlerChryslerAG (DaimlerChrysler), PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), Volvo AB, CNH Global N.V., Tata Motors Ltd., Ford, Volkswagen, Dongfeng Motor Company, Komatsu and Scania AB. We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories.

Our reportable operating segments consist of the following: Engine, Power Generation, Components, and Distribution. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. The engines are used in trucks of all sizes, buses and RVs, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail, and military. The Power Generation segment is an integrated provider of power systems selling engines, generator sets and alternators and providing rental of power equipment for both standby and prime power uses. The Components segment includes sales of filtration products, exhaust and aftertreatment systems, turbochargers and fuel systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets, and service parts, performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels. OEM inventory levels, production schedules and work stoppages also impact our sales. Economic downturns in the markets we serve generally result in reduced sales, which affect our profits and cash flow. We are also subject to substantial government regulation which requires us to make significant investments in capital and research that also impacts our profits and cash flow.

We continued our strong performances of the past two years into 2006 with a third straight year of record net sales and net earnings. Net earnings were $715 million, or $14.21 per diluted share, on sales of $11.4 billion, compared to 2005 net earnings of $550 million, or $11.01 per diluted share, on sales of $9.9 billion. The earnings improvement was driven by a 15 percent increase in net sales and a 19 percent increase in gross margin, as we continue to benefit from improved economic conditions resulting in high levels of demand across our businesses, as well as increased share in a number of markets and our focus on cost reduction. All of our segments reported sales increases for the year compared to a year ago, with particularly strong demand in the heavy-duty truck market and the Power Generation commercial market, where sales increased 17 percent and 27 percent, respectively. Overall, our Engine segment net sales were up $854 million, or 13 percent. In addition, net sales increased at our Power Generation segment (up $417 million, or 21 percent), Components segment (up $281 million, or 14 percent) and Distribution segment (up $194 million, or 16 percent) year-over-year.

	Years ended December 31,
	2006	2005	2004
	Millions, except earnings per share
Consolidated Results
Net sales	$11,362	$9,918	$8,438
Gross margin	2,595	2,186	1,680
Investee equity, royalty and other income	140	131	120
Operating earnings	1,131	894	539
Net earnings	715	550	350
Diluted earnings per share	$14.21	$11.01	$7.39

During 2006, we continued our commitment to building a strong balance sheet, investing in profitable growth around the globe and returning value to our shareholders. Some of the transactions and events that highlight this are as follows:

Business Expansion

•       In January 2006, we signed a joint venture agreement with KAMAZ Inc., the largest vehicle manufacturer in Russia, to produce B Series engines under the name ZAO Cummins Kama. The joint venture will build on the Cummins and KAMAZ relationship that dates back to the early 1980s. Among the customers of the new company are KAMAZ for trucks and buses, as well as other manufacturers in Russia, Belarus and the Ukraine that produce trucks, buses and agricultural equipment.

•       After announcing a feasibility study in the spring, we signed an agreement in October 2006 with Beiqi Foton Motor Company (Beiqi Foton) to form a 50/50 joint venture, Beijing Foton Cummins Engine Company (BFCEC), to produce two families of Cummins light-duty, high performance diesel engines in Beijing. The engines will be used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles. Certain types of marine, small construction equipment and industrial applications will also be served by this engine family. Cummins and Beiqi Foton will initially invest a combined $126 million into BFCEC, which is scheduled to begin production in 2008. The parties are awaiting approval of the joint venture by the Chinese government.

•       In July 2006, we announced that we had reached agreement with a major automotive manufacturer serving the North American market to produce and market a light-duty, diesel-powered engine. In October 2006, we announced that we would use an existing facility for production of this new engine platform and that DaimlerChrysler was our significant customer. As a part of the agreement, we will develop and manufacture a family of high-performance, light-duty diesel engines for a variety of on-highway applications in vehicles below 8,500 pounds gross vehicle weight, including standard pickup trucks, like the Dodge Ram 1500, and sport utility vehicles, as well as industrial applications. The first vehicles with this engine are expected to be ready for market by the end of the decade.

•       In August 2006, our first technical center in China was opened in Wuhan City. The East Asia Technical Center, a 55/45 consolidated joint venture between Cummins and Dongfeng Cummins Engine Company Limited (DCEC), will provide engineering and technical development services for the full range of Cummins products built in China, including diesel and natural gas engines, power generators, turbochargers and filtration products. A series of projects has already started in the technical center, including the development of a new 13-liter engine platform for the heavy-duty truck market served by DCEC.

Business Divestiture

•       On September 22, 2006, we announced that we had reached an agreement to sell our SEG GmbH subsidiary (SEG) based in Kempen, Germany to Woodward Governor Company. The sale closed in the fourth quarter for approximately $35 million and resulted in a pre-tax gain of approximately $9 million. SEG, which is a part of our Power Generation segment, specializes in the design and manufacturing of measurement, control and protection products for power generation systems with an emphasis on the wind power generation segment. Total assets of SEG were approximately $42 million at the date of the transaction and $39 million at December 31, 2005, which is less than 1 percent of our total assets at those dates. Total sales of SEG were approximately $51 million and $72 million, for the ten months ended October 31, 2006 and for the year ended December 31, 2005, respectively, which is less than 1 percent of our total net sales for these periods.

Financing Matters

•       On May 8, 2006, the Board of Directors approved our plan to redeem all of the 7% convertible quarterly income preferred securities that were issued in June 2001. On May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities. As a result, substantially all of the related $300 million of 7% convertible subordinated debentures outstanding were converted into shares of our common stock.

•       During the second quarter of 2006, we completed our previously announced $100 million share repurchase program. In July 2006, the Board of Directors authorized us to acquire up to two million shares of Cummins common stock in addition to what has been acquired under previous authorizations. During the third and fourth quarters, we purchased 500,000 shares for approximately $59 million. In addition, the Board also voted in July to increase the quarterly cash dividend per share by 20 percent to $0.36 per share.

•       Our level of debt at December 31, 2006, has decreased by $556 million since December 31, 2005 and our debt-to-capital ratio has improved to 22.4 percent at December 31, 2006, from 42.3 percent at December 31, 2005. As previously announced, we repaid our $250 million 9.5% notes in December 2006, the first call date for the debt. The notes were issued in 2002 and were repaid using cash generated from operations. We incurred additional costs of approximately $12 million associated with the early extinguishment of this debt, which is recorded in “Other (income) expenses” in our Consolidated Statements of Earnings.

•       During 2006 we made contributions of approximately $266 million to our pension plans. As of the end of 2006, our global pension funding was approximately 88.5 percent of our obligation.

RESULTS OF OPERATIONS

2006 vs. 2005

	Years ended December 31,		Change
	2006	2005	Amount	Percent
	Millions
Net sales	$11,362	$9,918	$1,444	15%
Cost of sales	8,767	7,732	1,035	13%
Gross margin	2,595	2,186	409	19%
Operating expenses and income
Selling and administrative expenses	1,283	1,145	138	12%
Research and engineering expenses	321	278	43	15%
Investee equity, royalty and other income	(140)	(131)	(9)	7%
Other operating expenses, net	—	—	—	NM
Operating earnings	1,131	894	237	27%
Interest income	(47)	(24)	(23)	96%
Interest expense	96	109	(13)	12%
Other (income) expenses, net	(1)	11	(12)	NM
Earnings before income taxes and minority interests	1,083	798	285	36%
Provision for income taxes	324	216	108	50%
Minority interests in earnings of consolidated subsidiaries	44	32	12	38%
Net earnings	$715	$550	$165	30%

Net Sales

Net sales increased in all segments. Engine sales were up $854 million, or 13 percent, due to strong demand from heavy and medium-duty truck OEMs, higher engine volumes for industrial applications and increased shipments of light-duty engines. Engine and part sales to on-highway markets were 12 percent higher compared to last year with increased volumes in most market segments. Power Generation sales increased $417 million, or 21 percent, due to increased demand across all product lines. Components sales increased $281 million, or 14 percent, due to increased sales within all of our Components businesses. Distribution sales increased $194 million, or 16 percent, primarily due to increased demand for power generation products followed by increased parts, service and engine volumes. See our “Operating Segment Results” section for further details on sales by segment.

Gross Margin

Gross margin improved primarily due to increased sales, the related absorption benefits on fixed manufacturing costs, and changes in sales mix, all of which increased gross margin by $395 million. In addition, $94 million in price realization, net of increased product costs, improved gross margin in the current year compared to the prior year. These increases in margin were partially offset by increased warranty expenses of $53 million, primarily as a result of the increased volumes as well as increased spending of $43 million for new product introductions and ramp-up.

Warranty expense as a percent of sales increased slightly to 2.8 percent in 2006 compared to 2.7 percent in 2005.

Selling and Administrative Expenses

Selling and administrative expenses increased primarily due to incremental staffing and higher compensation and related expenses of approximately $64 million, which included salaries, variable compensation and fringe benefits, as a result of our improved financial performance. Other factors affecting selling and administrative expenses included increased consulting fees and other outside services of $33 million, increased marketing and administrative expenses of $18 million and increased travel expenses of $16 million. The remaining change in selling and administrative expenses is due to a combination of increases in various other miscellaneous expenses, none of which were significant individually, partially offset by a favorable foreign currency impact. Overall selling and administrative expenses were 11.3 percent of sales in 2006 compared to 11.5 percent of sales in 2005.

Research and Engineering Expenses

Research and engineering expenses increased primarily due to increased compensation expense and consulting and outside services, as well as higher spending on development programs for future products. We had significant research and engineering expenses across the Engine and Components segments related to new product development for 2007 and beyond as well as research and engineering expenses for growth platforms across geographies. The Engine segment accounted for $24 million of the increase in research and engineering expenses along with an increase in the Components segment of $12 million. Fluctuations in other miscellaneous research and development expenses were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income increased slightly primarily due to an increase in earnings at several of our equity investees, led by an $18 million increase in earnings from our North American distributors, a $6 million increase in earnings from Tata Cummins Ltd. and a $3 million increase in earnings from CCEC. These increases were partially offset, by a $17 million decrease in earnings from Dongfeng Cummins Engine Company, Ltd. (DCEC), as a result of weakness in the medium-duty truck market, due to the continuous tonnage upgrade of China’s truck industry.

Other Operating Expenses, Net

The major components of other operating expense are royalty income, amortization of intangible assets and gain or loss on sale of fixed assets. The 2006 results include a $9 million gain on the sale of SEG and a legal settlement of approximately $3 million. In addition, royalty income decreased by approximately $4 million in 2006. Fluctuations in other miscellaneous operating expenses and income, none of which were material, resulted in an additional $2 million of other operating expense.

Interest Income

Interest income increased primarily due to higher average cash balances in 2006 compared to 2005. The higher average cash balances are due to increased earnings and stronger cash flows from operations in 2006.

Interest Expense

Interest expense decreased primarily due to lower debt balances in 2006 as compared to 2005. The conversion of our $300 million 7% convertible subordinated debentures during the second quarter resulted in a reduction in interest expense of over $10 million for 2006.

Other (Income) Expenses, Net

The major components of other (income) expense include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses. The fluctuation in other income in 2006 compared to 2005 is due to a fluctuation in foreign currency exchange gains and losses from a loss of approximately $6 million in 2005 to a gain of approximately $11 million in 2006. Partially offsetting the fluctuation in foreign currency gains and losses was a $12 million loss on the early extinguishment of debt incurred when we repaid our $250 million 9.5% notes in December 2006. In addition, there were several fluctuations in the components of miscellaneous other income and expenses, none of which were individually significant.

Provision for Income Taxes

Our tax rates are generally less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings, export tax benefits and research tax credits.

Our effective tax rate for 2006 was 29.9 percent. Our income tax provision for 2006 was impacted by a $12 million, or $0.23 per share, increase in the first quarter for the effect of new Indiana tax legislation, and a $28 million, or $0.55 per share, reduction in the second quarter due to the favorable resolution of tax uncertainties related to prior years and by a $10 million, or $0.20 per share, reduction in the fourth quarter due to the retroactive reinstatement of the U.S. research tax credit. Our effective tax rate for 2005 was 27.1 percent. Our 2005 provision was reduced by $16 million for the tax benefits of foreign dividend distributions which qualified for a special 85 percent deduction under The American Jobs Creation Act of 2004 and by $8 million due to the favorable resolution in the fourth quarter of 2005 of prior year tax positions which had been in dispute.

We expect our 2007 effective tax rate to be 33 percent excluding any discrete items that may arise. The Jobs Act phases out the export tax benefits (reduced 20 percent for 2005, 40 percent for 2006 and repealed thereafter) that have been a key factor in our low tax rate. Export benefits are replaced with a new U.S. manufacturer’s tax deduction which began phasing in starting in 2005. However, we do not expect the manufacturer’s deduction to produce a comparable level of benefits.

Minority Interests in Earnings of Consolidated Subsidiaries

Minority interest is primarily attributable to Cummins India Ltd. (CIL), a 51 percent owned subsidiary, Cummins Eastern Canada LLP (CEC), a 51 percent owned subsidiary, and Wuxi Holset Engineering Co. Ltd. (Wuxi), a 55 percent owned subsidiary. These three subsidiaries account for over 90 percent of the total minority interest in 2006. Earnings at these three subsidiaries increased this year resulting in a combined increase in minority interest of $7 million for 2006 compared to 2005. In addition, earnings at SEG GmbH & Co. KG, a 51 percent owned subsidiary prior to its sale in the fourth quarter of 2006, improved resulting in a $3 million year-over-year increase in minority interests. The remainder of the consolidated partially-owned subsidiaries had a combination of immaterial increases and decreases in earnings.

2005 vs. 2004

	Years ended December 31,		Change
	2005	2004	Amount	Percent
	Millions
Net sales	$9,918	$8,438	$1,480	18%
Cost of sales	7,732	6,758	974	14%
Gross margin	2,186	1,680	506	30%
Operating expenses and income
Selling and administrative expenses	1,145	1,015	130	13%
Research and engineering expenses	278	241	37	15%
Investee equity, royalty and other income	(131)	(120)	(11)	9%
Other operating expenses, net	—	5	(5)	100%
Operating earnings	894	539	355	66%
Interest income	(24)	(12)	(12)	100%
Interest expense	109	111	(2)	2%
Other expenses, net	11	8	3	38%
Earnings before income taxes and minority interests	798	432	366	85%
Provision for income taxes	216	56	160	NM
Minority interests in earnings of consolidated subsidiaries	32	26	6	23%
Net earnings	$550	$350	$200	57%

Net Sales

Net sales increased in all segments with the primary driver being a $1,233 million, or 23 percent, increase in Engine sales due to strong demand from heavy- and medium-duty truck OEMs, higher engine volumes for industrial and stationary power applications and increased shipments of light-duty engines. Engine and part sales to on-highway markets were 20 percent higher compared to 2004 with increased volumes in all market segments. Power Generation sales increased $157 million, or 9 percent, due to increased demand for commercial generator sets, generator drives, and alternators, partially offset by a moderate decrease in rental revenue and a slight decrease in sales to the consumer market. Components sales increased $217 million, or 12 percent, primarily reflecting increased demand from first-fit OEMs and the aftermarket channel. Distribution sales increased $218 million, or 22 percent, primarily due to increased demand for engines and power generation products internationally and sales growth from distributor acquisitions. See our “Operating Segment Results and Outlook” section for further details on sales by segment.

Gross Margin

Gross margin improved primarily due to increased sales, the related absorption benefits on fixed manufacturing costs, and changes in sales mix, all of which increased gross margin by $453 million. In addition, pricing actions of $145 million in 2005 enabled us to more than offset the increased material costs of steel and other commodities of $130 million. Other factors which impacted gross margin to a lesser extent were slightly increased warranty costs, the favorable impact of currency exchange rates and other miscellaneous cost reductions. As a result of the foregoing, gross margin percentage increased to 22.0 percent in 2005 from 19.9 percent in 2004.

Warranty expense as a percent of sales decreased slightly to 2.7 percent in 2005 compared to 3.1 percent in 2004.

Selling and Administrative Expenses

Selling and administrative expenses increased primarily due to higher compensation and related expenses of approximately $72 million, which included salaries, variable compensation and fringe benefits, as a result of our improved financial performance. In addition, incremental staffing added to the increased compensation and related expenses. Shipping and handling costs increased by approximately $11 million due to increased sales volumes. Other factors increasing selling and administrative expenses to a lesser extent included marketing and administrative expenses, consulting fees and other outside services, which combined for $23 million of the increase.  Overall selling and administrative expenses were 11.5 percent of sales in 2005 compared to 12.0 percent of sales in 2004.

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

Other Operating Expenses, Net

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

Interest Expense

Interest expense decreased slightly due to a combination of factors. Interest expense on debt in 2005 was lower due to the repayment of long-term debt in the first quarter. The lower interest expense on debt was partially offset by increased interest expense on capital leases related to power generation equipment due to the conversion of operating leases to capital leases in late 2004.

Other Expenses, Net

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

Provision for Income Taxes

The higher 2005 tax provision of 27.1 percent reflects the increase in earnings before taxes. Our 2005 provision was reduced by $16 million for the tax benefits of foreign dividend distributions which qualified for a special 85 percent deduction under The American Jobs Creation Act of 2004 and by $8 million due to the favorable resolution in the fourth quarter of 2005 of prior year tax positions which had been in dispute. Excluding these unusual or nonrecurring benefits, our 2005 effective tax rate was 30.1 percent. This rate was lower than the 35 percent U.S. tax rate, primarily because of U.S. export tax benefits and research tax credits along with lower taxes on foreign earnings, especially foreign joint venture equity earnings recorded net of foreign taxes.

Minority Interests in Earnings of Consolidated Subsidiaries

The increase in minority interests was primarily attributable to higher earnings at Cummins Eastern Canada LLP, a 51 percent-owned subsidiary and Cummins India Limited, a 51 percent-owned subsidiary. These two subsidiaries account for over seventy percent of the total minority interest in 2005. The remainder of the increase in minority interests was attributable to a combination of immaterial increases and decreases in earnings at the remaining consolidated subsidiaries.

OPERATING SEGMENT RESULTS AND OUTLOOK

Our reportable operating segments consist of the following: Engine, Power Generation, Components, and Distribution. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. The engines are used in trucks of all sizes, buses and RVs, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military. The Power Generation segment is an integrated provider of power systems selling engines, generator sets and alternators and providing rental of power equipment for both standby and prime power uses. The Components segment includes sales of filtration products, exhaust and aftertreatment systems, turbochargers and fuel systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets, and service parts, performing service and repair activities on our products and maintaining relationships with various OEMs.

We use segment EBIT (defined as earnings before interest expense, taxes and minority interests) as a primary basis for the chief operating decision-maker to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

The accounting policies of our operating segments are the same as those applied in the Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, minimum pension liabilities or income taxes to individual segments. Segment EBIT may not be consistent with measures used by other companies.

A summary of operating results by segment for the years ended December 31, is shown below:

	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
	Millions
2006
Net sales	$7,511	$2,416	$2,281	$1,385	$(2,231)	$11,362
Investee equity, royalty and other income	67	12	7	54	—	140
Segment EBIT	733	220	107	144	(25)	1,179
2005
Net sales	$6,657	$1,999	$2,000	$1,191	$(1,929)	$9,918
Investee equity, royalty and other income	80	9	8	34	—	131
Segment EBIT	582	145	89	107	(16)	907
2004
Net sales	$5,424	$1,842	$1,783	$973	$(1,584)	$8,438
Investee equity, royalty and other income	80	6	9	25	—	120
Segment EBIT	328	60	84	79	(8)	543

(1)          Includes intercompany eliminations and unallocated corporate expenses.

The tables below reconcile the segment information to the corresponding amounts in the Consolidated Financial Statements:

	Years ended December 31,
	2006	2005	2004
	Millions
Segment EBIT	$1,179	$907	$543
Less:
Interest expense	96	109	111
Earnings before income taxes and minority interests	$1,083	$798	$432

We made certain leadership changes effective May 2, 2005, within our management team. In connection with these changes, certain modifications were made to our internal reporting. These modifications are summarized below:

•       The Filtration and Other segment was renamed the Components segment and now includes operating results of the fuel systems business which were previously included in the Engine segment. Historically, the fuel systems business transferred product within the Engine segment at cost. Beginning in the third quarter of 2005, those transfers now use a cost-plus based transfer price. As a result of this change, segment EBIT increased for the Components segment and decreased for the Engine segment but there was no impact to consolidated earnings. Revenues of the Components segment were also increased to reflect transfers to the Engine segment and eliminations were increased by a corresponding amount.

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

Due to the extent of intersegment sales activity and certain seasonality in inventory levels during the year, we have presented the elimination of intersegment profit in inventory resulting from intersegment transactions in the non-segment items column of our segment reporting (see Note 21 to the Consolidated Financial Statements). This presentation better aligns segment revenues with segment costs and presents segment EBIT as if each segment was an independent, stand-alone entity.

The impact of the above changes on operating results and net assets by segment for 2004 is shown in the table below:

	Engine	Power Generation	Components	Distribution	Non-segment items(1)
	Millions
	Increase (decrease)
2004
Net sales	$(76)	$(35)	$299	$117	$(305)
Investee equity, royalty and other income	(16)	(7)	—	23	—
Segment EBIT	(11)	(9)	—	28	(8)
Net assets	(193)	(3)	108	88	—

(1)          Includes intercompany eliminations and unallocated expenses.

Engine Results and Outlook

2006 vs. 2005

The net sales, investee income and segment EBIT for Engine were as follows (dollars in millions):

	Years ended December 31,		Change
	2006	2005	Amount	Percent
Net sales	$7,511	$6,657	$854	13%
Investee equity, royalty and other income	67	80	(13)	(16)%
Segment EBIT	733	582	151	26%
Segment EBIT as a percentage of net sales	9.8%	8.7%	1.1 percentage points

The increase in net sales for this segment was primarily due to strong demand across most markets, particularly the North American heavy-duty truck market and stationary power due to the strong performance of our Power Generation segment, along with strong industrial market sales. Total on-highway-related sales were 63 percent of Engine segment net sales during 2006 and 2005.

The improvement in segment EBIT was primarily due to the higher engine volumes across all major markets, the accompanying gross margin benefits of higher absorption of fixed manufacturing costs, improved pricing and manufacturing efficiencies, all of which resulted in a nearly one percentage point improvement in gross margin percentage in 2006 compared to last year. Gross margin increased $221 million, or 18 percent, in 2006 compared to last year. Selling and administrative expenses increased $61 million, or 11 percent, however selling and administrative expenses as a percentage of net sales decreased slightly. Research and engineering expenses increased $24 million, or 12 percent, compared to 2005 and remained flat as a percentage of net sales compared to last year.

In addition, earnings from joint ventures decreased $13 million compared with 2005, primarily due to a $17 million decrease in earnings at DCEC as a result of weakness in the medium-duty truck market, due to the continuous tonnage upgrade of China’s truck industry.

A summary and discussion of Engine net sales by market follows (dollars in millions):

	Years ended December 31,		Change
	2006	2005	Amount	Percent
Heavy-duty truck	$2,498	$2,139	$359	17%
Medium-duty truck and bus	971	904	67	7%
Light-duty automotive	1,261	1,178	83	7%
Total on-highway	4,730	4,221	509	12%
Industrial	2,063	1,791	272	15%
Stationary power	718	645	73	11%
Total net sales	$7,511	$6,657	$854	13%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Years ended December 31,		Change
	2006	2005	Amount	Percent
Midrange	459,900	419,200	40,700	10%
Heavy-duty	123,400	107,600	15,800	15%
High-horsepower	16,300	14,400	1,900	13%
Total unit shipments	599,600	541,200	58,400	11%

Heavy-Duty Truck

The increase in sales to the heavy-duty truck market was primarily driven by the North American truck market as OEMs work to meet growing demand from truck fleets replacing trucks ahead of the 2007 change in emissions standards. Global unit shipments of heavy-duty truck engines were up 17 percent in 2006 compared to 2005, with North American shipments up 18 percent and international shipments up 11 percent.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues was due to strong demand ahead of the 2007 change in emission standards and our growing market share position with North American OEMs in the medium duty truck and bus markets. Shipments of medium-duty truck engines were up 36 percent to North American OEMs and down 20 percent to international OEMs compared with 2005. Shipments to North American bus OEMs increased 56 percent in 2006 compared to 2005 while international shipments were down 10 percent. The increase in medium-duty truck and bus engine shipments in North America is due to our increased penetration in this market and an overall increase in demand ahead of the emission standard changes. The decrease in shipments to international medium-duty truck OEMs is primarily due to changes in emissions standards in Brazil to Euro III effective January 1, 2006. The decrease in international bus engine shipments year-over-year is due to a large purchase made in 2005 by a customer in China.

Light-Duty Automotive and RV

Sales of light-duty automotive engines increased as a result of higher volumes. Total light-duty automotive unit shipments were approximately 196,000 in 2006, an increase of 5 percent compared to 2005. The majority of the light-duty automotive and RV volumes was driven by demand from DaimlerChrysler with shipments of approximately 162,000 units, or a 1 percent increase compared to 2005. Engine shipments to recreational vehicle OEMs increased by nearly 33 percent in 2006 compared with 2005 due to new product introductions and growing penetration at key OEMs.

Industrial

Total sales were up in most industrial markets, primarily due to strong demand. Unit shipments increased 18 percent in 2006 compared to 2005. Approximately 52 percent of the shipments were to North American markets and 48 percent to international markets in 2006 compared to 56 percent and 44 percent, respectively, in 2005. The overall change in the geographic sales mix is due to the continued strength of the international construction market which is being driven by strong demand in the Middle East and Asia. Total shipments to the construction market increased 20 percent largely because international shipments increased 31 percent. Other markets showing significant increases in shipments were the mining market and the oil and gas market with increases of 10 percent and 39 percent, respectively. The mining market demand is up as the strength in commodity prices has been driving investment in mining capacity. The shipments to the oil and gas market have increased as sustained oil and natural gas prices continue to drive activity and investments in new equipment. In addition, we continue to penetrate this market further with the release of more engine platforms to this application. Other industrial markets had modest increases in shipments compared to 2005.

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

The improvement in segment EBIT was primarily due to the higher engine volumes across all major markets, the accompanying gross margin benefits of higher absorption of fixed manufacturing costs, pricing and favorable foreign exchange impacts, all of which resulted in a two percentage point improvement in gross margin percentage over 2004. Gross margin increased $344 million, or 38 percent, over 2004. Selling and administrative expenses increased $63 million, or 13 percent, over 2004, however selling and administrative expenses as a percentage of net sales improved almost a full percentage point. Research and engineering expenses increased $38 million, or 24 percent, compared to 2004 and remained flat as a percentage of net sales compared to the prior period.

In addition, earnings from joint ventures remained flat compared with 2004, due to higher earnings from several joint ventures, which were offset by a $7 million decrease in earnings at DCEC in reaction to changes in the regulatory environment.

A summary and discussion of Engine net sales by market follows (dollars in millions):

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Heavy-duty truck	$2,139	$1,700	$439	26%
Medium-duty truck and bus	904	693	211	30%
Light-duty automotive	1,178	1,129	49	4%
Total on-highway	4,221	3,522	699	20%
Industrial	1,791	1,380	411	30%
Stationary power	645	522	123	24%
Total net sales	$6,657	$5,424	$1,233	23%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Midrange	419,200	368,700	50,500	14%
Heavy-duty	107,600	87,200	20,400	23%
High-horsepower	14,400	12,100	2,300	19%
Total unit shipments	541,200	468,000	73,200	16%

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

Industrial

Total sales were up in most industrial markets, primarily due to strong demand as the capital goods sector of the economy expanded. Unit shipments increased 24 percent year-over-year reflecting a slight change in sales mix to higher-priced engines. Approximately 56 percent of the shipments were to North American markets and 44 percent to international markets compared to 52 percent and 48 percent, respectively, in 2004. Both the construction and agricultural markets had increased sales of approximately 28 percent in 2005 over 2004, while sales for the mining and marine markets increased 34 percent and 43 percent, respectively, during the same time period. These markets make up over 90 percent of the total industrial market. The increased sales in these markets were seen both in North American and international markets with the exception of a slight decrease in sales to the international agriculture market.

Stationary Power

The increase in sales to stationary power markets is due to the increased net sales to our Power Generation segment. These net sales are eliminated in our Consolidated Statements of Earnings. See the Power Generation Results and Outlook for a discussion of the increase in net sales.

Outlook for 2007

Net sales for this segment are expected to be flat in 2007 with increased shipments in the off-highway and medium-duty truck and bus markets offsetting the decrease in the North American heavy-duty truck market. While North American heavy-duty class 8 truck sales will likely be down 30 to 40 percent in 2007, our year-over-year North American heavy-duty truck engine volumes could be down as much as 50 percent depending on the amount of 2006 engine inventory currently at the truck OEMs. The decline will be most severe in the first half of 2007, with industry shipments expected to improve in the second half of 2007. As a result, we expect our market share to drop in the first quarter, due to OEM’s carrying over more competitor 2006 engines to manage their vehicle model transition, and quickly recover in the second half of the year to 2006 levels or higher as we believe our new products will quickly gain widespread acceptance versus competitive engine technologies.

We expect the Brazilian medium-duty truck market to remain flat in 2007, while our European medium-duty truck engine shipments will benefit from our new supply relationship with Nissan. These markets, together with significant market share gains in North America, are forecasted to drive global medium-duty truck and bus shipments up approximately 25 percent in 2007.

We expect shipments to the global light-duty automotive and RV markets to increase nearly 5 percent in 2007 through new product offerings and increased availability of our product at key OEMs.

Although some commodity prices have retreated at the end of 2006 from their historical highs, we expect to see sustained demand in 2007 for our engines in the oil and gas and mining equipment markets. Growth in these markets will be paced by our incremental 15 percent capacity expansion planned in our high-horsepower plants during the year. Global construction shipments are expected to show modest growth in 2007 with increased availability at OEMs in North America, India and Japan. We expect earnings for this segment to be the lowest in the first quarter in 2007 with expected improvements throughout the year as we increase operational efficiencies related to new product introduction. New product pricing is expected to be largely offset by new product cost. We anticipate full year EBIT margins will be slightly below or equal to the bottom end of the targeted range of 7 to 10 percent of sales.

Power Generation Results and Outlook

2006 vs. 2005

The net sales, investee income and segment EBIT for Power Generation were as follows (dollars in millions):

	Years ended December 31,		Change
	2006	2005	Amount	Percent
Net sales	$2,416	$1,999	$417	21%
Investee equity, royalty and other income	12	9	3	33%
Segment EBIT	220	145	75	52%
Segment EBIT as a percentage of net sales	9.1%	7.3%	1.8 percentage points

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand in the commercial generator set and alternator lines of business and improved pricing. Our commercial and alternator businesses are up in nearly all markets. Our consumer, power electronics, energy solutions and rental markets also saw modest increases. Partially offsetting the increased sales in these lines of business was the absence of sales from SEG as the business was sold in the fourth quarter.

The improvement in segment EBIT was largely attributable to strong commercial generator set and alternator sales across geographic markets, except China, as well as improved mix and price realization. While material costs, particularly copper, have increased year-over-year, we have been able to more than absorb these costs through improved pricing. Gross margin improved $91 million, or 27 percent, in 2006 compared to 2005. Gross margin percentage improved nearly one percentage point compared to 2005. Selling and administrative expenses increased $28 million, or 14 percent, over 2005, however selling and administrative expenses as a percentage of net sales improved by one half of a percentage point in 2006, compared to 2005. Research and engineering expenses increased $7 million, or 33 percent during 2006, compared to 2005 and as a percentage of net sales increased slightly compared to 2005.

A summary of engine shipments used in power generation equipment by engine category follows:

	Years ended December 31,		Change
	2006	2005	Amount	Percent
Midrange	29,200	21,300	7,900	37%
Heavy-duty	6,800	7,200	(400)	(6)%
High-horsepower	9,300	8,300	1,000	12%
Total unit shipments	45,300	36,800	8,500	23%

2005 vs. 2004

The net sales, investee income and segment EBIT for Power Generation were as follows (dollars in millions):

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Net sales	$1,999	$1,842	$157	9%
Investee equity, royalty and other income	9	6	3	50%
Segment EBIT	145	60	85	NM
Segment EBIT as a percentage of net sales	7.3%	3.3%	4.0 percentage points

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand in the commercial generator set (genset) markets and alternator markets. Pricing actions also contributed to the increase in net sales.

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

Outlook for 2007

We expect net sales to grow 10 to 12 percent in 2007, excluding the absence of net sales due to the disposal of SEG in 2006. We expect net sales of commercial generator sets and alternator equipment to continue to be robust in North America, the U.K., the Middle East, Eastern and Western Europe and India. Consumer sales are projected to increase as we ramp up production of portable gensets, introduce auxiliary power units for commercial trucks and expect greater penetration in the towable segment of the RV market. Price realization on new products, global sourcing initiatives and manufacturing efficiency gains are anticipated to produce steady improvement in margins throughout 2007. Earnings for this segment are expected to remain near or at the top end of its targeted range of 7 to 9 percent of sales.

Components Results and Outlook

2006 vs. 2005

The net sales, investee income and segment EBIT for Components were as follows (dollars in millions):

	Years ended December 31,		Change
	2006	2005	Amount	Percent
Net sales	$2,281	$2,000	$281	14%
Investee equity, royalty and other income	7	8	(1)	(13)%
Segment EBIT	107	89	18	20%
Segment EBIT as a percentage of net sales	4.7%	4.5%	0.2 percentage points

Components net sales increased across all businesses and all geographic markets, but were primarily driven by strong demand in our turbocharger and fuel systems businesses. We had strong growth in North America and Europe with increases in both aftermarket volume and OEM volume.

Segment EBIT improved during 2006 compared to 2005, primarily due to improved volume. In addition, EBIT as a percentage of net sales increased slightly. Gross margin increased $56 million, or 17 percent, in 2006 compared to 2005, and gross margin percentage improved nearly one half of a percentage point compared to 2005, primarily due to improved volume and improved pricing. Selling and administrative expenses increased $23 million, or 12 percent, compared to 2005, but decreased slightly as a percentage of net sales. Research and engineering expenses increased due to additional investment in the development of a number of new products and critical technologies that will be launched in 2007 and beyond. Research and engineering expenses increased $12 million, or 21 percent, compared to 2005 and increased slightly as a percentage of net sales.

2005 vs. 2004

The net sales, investee income and segment EBIT for Components were as follows (dollars in millions):

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Net sales	$2,000	$1,783	$217	12%
Investee equity, royalty and other income	8	9	(1)	(11)%
Segment EBIT	89	84	5	6%
Segment EBIT as a percentage of net sales	4.5%	4.7%	(0.2) percentage points

Components net sales increased across all geographic markets primarily due to strong demand in the U.S., Latin America, and Asia. Sales of our turbochargers increased due to higher aftermarket sales to OEMs, partially offset by lower demand in China.

Segment EBIT improved slightly, compared with 2004, primarily due to improved volume, however EBIT as a percentage of net sales declined slightly due to a lower gross margin percentage resulting from higher steel prices used in exhaust products and manufacturing filters as well as production inefficiencies driven by capacity constraints. Gross margin increased $33 million, or 11 percent, over 2004, however gross margin percentage decreased slightly. In addition, higher selling and administrative expenses and increases in research and engineering expenses contributed to the reduction in segment EBIT as a percentage of net sales. Selling and administrative expenses increased $18 million, or 10 percent, over 2004, but remained relatively flat year-over-year as a percentage of net sales. Research and engineering expenses increased due to the development of a number of new products that were launched in 2006 and beyond. Research and engineering expenses increased $6 million, or 12 percent, compared to 2004 and remained flat year-over-year as a percentage of net sales.

Outlook for 2007

Net sales for this segment are forecasted to grow approximately 18 to 22 percent in 2007, primarily due to growth in our emission solutions and turbocharger businesses. The manufacturing improvements that we began to implement in the second half of 2006 are expected to correct operational issues in the emission solutions business in 2007. The material cost and operational issues in the turbocharger business are expected to yield a slower margin improvement as they ramp up new products. We expect to see sequential improvement in earnings from this segment after the first quarter and to achieve the lower end of the targeted range of 7 to 9 percent of net sales by the end of 2007.

Distribution Results and Outlook

2006 vs. 2005

The net sales, investee income and segment EBIT for Distribution were as follows (dollars in millions):

	Years ended December 31,		Change
	2006	2005	Amount	Percent
Net sales	$1,385	$1,191	$194	16%
Investee equity, royalty and other income	54	34	20	59%
Segment EBIT	144	107	37	35%
Segment EBIT as a percentage of net sales	10.4%	9.0%	1.4 percentage points

Distribution net sales increased primarily due to strong overall demand in the Middle East, Europe and the South Pacific. The higher net sales were led by increases in power generation volume followed by parts, service and engine volume. The Middle East is the primary driver for the higher power generation volume accounting for over half of the increase. Parts and service and engine volumes were up throughout several geographic markets, most notably Europe, East Asia, and the Middle East.

Segment EBIT increased primarily due to higher gross margins resulting from greater sales of engines, parts, and power generation equipment. Gross margin in 2006 improved $38 million, or 14 percent, over 2005, however gross margin percentage decreased slightly due to an unfavorable shift in mix from parts to engines and gensets. The increase in gross margin was partially offset by higher selling and administrative expenses. Selling and administrative expenses increased $26 million, or 12 percent; however selling and administrative expenses decreased by over one half of a percentage point as a percentage of net sales in the same period.

Also contributing to the increase in segment EBIT year-over-year was a $20 million increase in investee equity earnings primarily attributable to an $18 million increase in earnings at our North American distributors.

2005 vs. 2004

The net sales, investee income and segment EBIT for Distribution were as follows (dollars in millions):

	Years ended December 31,		Change
	2005	2004	Amount	Percent
Net sales	$1,191	$973	$218	22%
Investee equity, royalty and other income	34	25	9	36%
Segment EBIT	107	79	28	35%
Segment EBIT as a percentage of net sales	9.0%	8.1%	0.9 percentage points

Distribution net sales increased primarily due to strong demand in Europe, Latin America, the South Pacific, North America and the Middle East, where sales at our Dubai distributorship were up 65 percent year-over-year, partially offset by lower sales in East Asia. In addition, net sales were favorably impacted by foreign exchange rates.

Segment EBIT increased primarily due to higher gross margins resulting from increased sales of engines, parts and service, and power generation equipment, as well as pricing actions and favorable exchange rates. Gross margin improved $69 million, or 33 percent, over 2004, while gross margin percentage increased almost two percentage points. The increase in gross margin was partially offset by higher selling and administrative expenses, primarily from acquisitions, new branch openings and dealer development support. Selling and administrative expenses increased $52 million, or 32 percent, and increased just over one percentage point as a percentage of net sales in the same period.

Also contributing to the increase in segment EBIT year-over-year was a $9 million increase in investee equity earnings. This is primarily attributable to an $8 million increase in earnings at our North American distributors.

Outlook for 2007

We will no longer consolidate one of our North American joint ventures, beginning in 2007. See Note 2 to the Consolidated Financial Statements regarding this joint venture. In addition, an independent distributor in Iraq will market the sales of power generation equipment in that country rather than through our company-owned distributor in Dubai. Excluding these changes to the reporting of segment revenue, we expect net sales to increase between 7 and 10 percent in 2007. While we are adding two distributors in Europe early in 2007, the majority of this growth will be organic from existing distributors. Non-residential construction spending outside of the U.S. is expected to continue to drive our revenue growth in power generation and the off-highway engine markets. We also announced the formation of joint ventures in Thailand and Nigeria and expect to finalize new joint ventures in Colombia, South America and the Carolinas here in the U.S. early in 2007. Earnings for this segment are forecasted to remain above the top end of its targeted range of 8 to 10 percent of sales.

Geographic Markets

Sales to international markets were 50 percent of total net sales in 2006, compared with 51 percent of total net sales in 2005 and 48 percent of total net sales in 2004.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows (dollars in millions):

	Years ended December 31,
	2006		2005		2004
United States	$5,719	50%	$4,832	49%	$4,363	52%
Asia/Australia	1,794	16%	1,682	17%	1,474	17%
Europe/CIS	1,633	14%	1,406	14%	1,145	14%
Mexico/Latin America	886	8%	819	8%	567	7%
Canada	743	7%	728	7%	549	6%
Africa/Middle East	587	5%	451	5%	340	4%
Total international	5,643	50%	5,086	51%	4,075	48%
Total consolidated net sales	$11,362	100%	$9,918	100%	$8,438	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash provided by operations is the primary source of funding our working capital requirements. At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we may use periodic borrowings, primarily our revolving credit facility and our accounts receivable sales program, to fund our working capital requirements. As of December 31, 2006, there were no amounts outstanding under our revolving credit facility or our receivable sales program.

Cash and cash equivalents increased $61 million during 2006 to $840 million at the end of the year compared to $779 million at the beginning of the year. Cash and cash equivalents were higher in 2006 as a result of an increase in cash provided by operations generated primarily by higher net earnings. We have focused much of our efforts on improving our balance sheet through debt reduction and increasing our liquidity. We believe our net debt position is a strong indicator of how much progress we have made in these areas. This measure is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. Our net debt position is as follows:

	2006	2005	2004
	Millions
Total debt	$811	$1,367	$1,626
Less: cash, cash equivalents and marketable securities	(935)	(840)	(673)
Net debt	$(124)	$527	$953

At December 31, 2006, we believe our liquidity with cash and cash equivalents of $840 million, marketable securities of $95 million, $542 million available under our revolving credit facility, $200 million available under our accounts receivable program and $123 million available under international credit facilities (see the table below under Available Credit Capacity) provides us with the financial flexibility needed to satisfy future short-term funding requirements for working capital, debt service obligations, capital expenditures, projected pension funding, common stock repurchases, dividend payments and expansion in emerging markets.

The Jobs Act provided for a temporary 85-percent dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction resulted in an approximate 5.25% federal tax rate on the repatriated earnings. We repatriated $71 million under the Jobs Act in 2005. Foreign earnings repatriated under the Jobs Act increased liquidity in the United States, with a corresponding reduction of liquidity in our foreign subsidiaries.

Our total debt was $811 million as of December 31, 2006, compared with $1,367 million at December 31, 2005. Total debt as a percent of our total capital, including total long-term debt, was 22.4 percent at December 31, 2006, compared to 42.3 percent at December 31, 2005. Included in long-term debt at December 31, 2006 and 2005, was $60 million and $71 million, respectively, attributable to consolidating a leasing entity under the provisions of FIN 46R (see Notes 2 and 11 to the Consolidated Financial Statements). Also included in short-term and long-term debt at December 31, 2006, was $67 million from the consolidation of two joint ventures consolidated under the provisions of FIN 46R (see Note 2 to the Consolidated Financial Statements). The consolidation of these entities did not materially impact our 2006 or 2005 net earnings nor did it affect compliance with any of our debt covenants. We do not expect the consolidation of these entities to have a material impact on net earnings or affect our compliance with debt covenants in future periods.

Available Credit Capacity

The table below provides the components of available credit capacity as of December 31:

2006
Millions
Revolving credit facility	$542
International credit facilities accessible by local entities	84
International credit facilities accessible by corporate treasury	39
Accounts receivable sales program	200
Total available credit capacity	$865

Working Capital Summary

	2006	2005
	$ in millions
Current assets	$4,488	$3,916
Current liabilities	2,399	2,218
Working capital	$2,089	$1,698
Current ratio	1.87	1.77
Days’ sales in receivables	52	49
Inventory turnover	6.6	7.0

Cash Flows

The following table summarizes the key elements of our cash flows for the years ended December 31:

	2006	2005	2004
	Millions
Net cash provided by operating activities	$840	$760	$614
Net cash used in investing activities	(277)	(212)	(181)
Net cash (used in) provided by financing activities	(508)	(372)	66
Effect of exchange rate changes on cash	6	(8)	4
Net increase in cash and cash equivalents	$61	$168	$503

2006 versus 2005

Operating Activities.   Net cash provided by operating activities improved $80 million in 2006 compared to 2005, primarily due to $165 million of higher net earnings and an $82 million decrease in cash utilized for working capital, partially offset by an increase in pension funding of $115 million and a decrease in cash provided by changes in long term liabilities of $65 million. Net changes in working capital utilized $226 million in cash during 2006 compared to utilizing $308 million in 2005, or a net decrease in cash utilized for working capital of $82 million year-over-year. Cash utilized for working capital tends to fluctuate from period to period based on various factors including, sales and production volumes as well as timing. Pension funding increased year-over-year, as we made additional contributions towards our goal of reaching 90 percent funded by the end of 2007. As of the end of 2006, our global pension funding was at approximately 88.5 percent of global pension benefit obligations.

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. Declines in long-term interest rates have had a negative impact on the projected and accumulated obligation, however, better than expected investment returns and additional voluntary contributions have improved the funded status of all plans, helping to minimize future required funding. During 2006 we made cash contributions of $266 million. We expect to contribute approximately $230 million to $240 million to our defined benefit pension plans in 2007.

Investing Activities.   Net cash used in investing activities increased $65 million in 2006 compared to 2005. The increase was primarily due to higher capital expenditures of $76 million, which includes an increase in investments in internal use software of $13 million. Net cash utilized for purchases of marketable securities in 2006 was $30 million as we increased our short term investment holdings as opposed to 2005 when we were in a net liquidation of securities position with net cash proceeds of $3 million. Significant sources of cash from investing activities year-over-year includes increased proceeds from the disposal of equipment of $28 million as well as $24 million received related to the sale of SEG.

The majority of our capital spending in 2006 was primarily for new product introduction, capacity expansion, manufacturing equipment, and tooling for new products. Capital expenditures for 2007 will increase to support our growth, and will include investments to increase capacity and to fund our new products. Our investments in capacity improvement are focused, cut across all of our businesses and designed for rapid return on investment. We continue to invest more of our capital in low-cost regions of the world to further leverage our opportunities for cost reduction. We currently expect capital expenditures for 2007 to be between $320 million and $350 million to support these initiatives.

Financing Activities.   Net cash used in financing activities was $508 million in 2006 compared to a use of cash of $372 million in 2005, or a net change in cash outflows of $136 million year-over-year. In 2006, we repaid our $250 million 9.5% notes while in 2005 we repaid our $225 million 6.45% notes. The other significant use of cash in financing activities when comparing 2006 to 2005 relates to repurchases of our common stock. In 2006 we completed our previously announced $100 million stock repurchase and we began repurchasing stock under a new repurchase plan that began in the third quarter of 2006. Year over year our stock repurchases increased $83 million. Also contributing to the increase, to a lesser extent, was a decrease in the proceeds from the issuance of common stock of $21 million and an increase in dividend payments due to the 20 percent increase in quarterly dividends that the board approved in July.

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

Investing Activities.   Net cash used in investing activities increased $31 million in 2005 compared to 2004. The increase was primarily due to higher capital expenditures of $41 million, which included investments in internal use software of $6 million and a decrease in cash inflows from net liquidations of marketable securities of $24 million, partially offset by a $16 million decrease in cash used for acquisition of businesses, investments in and advances to equity investees of $6 million, and an increase in proceeds from disposals of $9 million.

The majority of our capital spending of $186 million in 2005 was primarily for capacity increases, manufacturing equipment and tooling for new products.

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

Cash Dividends

Cash dividends of $0.30 per common share were declared in the first and second quarter of 2006. In July 2006, the Board of Directors voted to increase the quarterly cash dividend per share by 20 percent, and as a result cash dividends of $0.36 per common share were declared in the third and fourth quarter of 2006. Cash dividends of $0.30 per common share were declared and paid in each quarter of 2005 and 2004. Dividends paid to common shareholders for the years ended December 31, 2006, 2005 and 2004 were $66 million, $56 million and $53 million, respectively. Declaration and payment of dividends in the future depends upon our earnings and liquidity position, among other factors.

Share Repurchases

In July 2006, the Board of Directors authorized us to acquire up to two million shares of Cummins common stock in addition to what has been acquired under previous authorizations. For the year ended December 31, 2006, we repurchased approximately $121 million of common stock, representing approximately 1.1 million shares. This included purchases under our $100 million share repurchase program introduced in September 2005, which was completed in the second quarter of 2006.

Debt Conversion

On May 8, 2006, the Board of Directors approved our plan to redeem all of the 7% convertible quarterly income preferred securities that were issued in June 2001. On May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities. This notification provided the holders of the preferred securities 30 days in which to convert their securities into shares of common stock. Upon expiration of the notification period, all remaining securities not converted were redeemed for cash at a premium above liquidation value. Substantially all of the $300 million 7%

convertible subordinated debentures outstanding were converted into shares of our common stock during the second quarter of 2006. As a result of the conversion, approximately 6.3 million shares of common stock were issued during the second quarter which resulted in an increase of approximately $15 million to common stock outstanding and an increase of approximately $276 million to additional contributed capital. Since substantially all holders converted their preferred securities to common stock, the loss on extinguishment of this debt was insignificant.

Debt Repayment

In September 2005, we announced our intention to repay the $250 million 9.5% notes in December 2006, the first call date for the debt. The notes were issued in November 2002 and were repaid in December 2006 using cash generated from operations. We paid a premium of approximately $12 million due to the early retirement of this debt.

Approximately $62 million of our $120 million 6.75% debentures were repaid on February 15, 2007, at the election of the holders. Such election and notification was required to be made between December 15, 2006 and January 15, 2007. At December 31, 2006, we have included the $62 million repaid on February 15, 2007, in short-term borrowings in our Consolidated Balance Sheet.

Lease Extension

In July 2006, we amended and extended the lease on our corporate headquarters facility to 2019. The total rental payments to be made over the revised lease term are approximately $59 million. As a result of this extension, we were required to re-evaluate the classification of this lease. Based on the terms of the extension, this lease is now classified as a capital lease. As a result, our long-term debt increased by approximately $40 million.

Rental Business

During the third quarter of 2006, we extended a lease relating to a portion of our rental business by six years. The lease was set to expire on September 30, 2006. Instead of paying a balloon payment of approximately $42 million on September 30, 2006, the amount has been financed over a six year term at a fixed rate. In addition to extending this lease, we reduced the interest rate by approximately 2 percentage points. During the fourth quarter of 2006, we refinanced a lease relating to another portion of our rental business. Under the terms of the agreement which is effective as of January 1, 2007, the new lease has a six year term and the interest rate is approximately 2 percentage points lower than the existing lease. The total amount refinanced was approximately $28 million. Both leases were treated as capital leases both before and after the changes. For more information regarding our rental business and related lease agreements, see Note 20 to the Consolidated Financial Statements.

Contractual Obligations and Other Commercial Commitments

A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2006, is shown in the tables below:

Contractual Cash Obligations	2007	2008-2009	2010-2011	After 2011	Total
	Millions
Loans payable	$37	$—	$—	$—	$37
Long-term debt and capital lease obligations(1)	203	261	144	1,564	2,172
Operating leases	39	54	33	23	149
Capital expenditures	103	1	—	—	104
Purchase commitments for inventory	483	—	—	—	483
Other purchase commitments	68	15	5	1	89
Joint venture funding commitments	48	23	—	—	71
Pension funding(2)	235	—	—	—	235
Other postretirement benefits	56	112	109	235	512
Total	$1,272	$466	$291	$1,823	$3,852

(1)          Includes principal payments and expected interest payments based on the terms of the obligations.

(2)          Our minimum required pension funding in the U.S. is zero and approximately $60 million to $65 million in the U.K. for 2007.

Other Commercial Commitments	2007	2008-2009	2010-2011	After 2011	Total
	Millions
Standby letters of credit under revolving credit agreement	$102	$6	$—	$—	$108
International and other domestic letters of credit	30	5	—	—	35
Performance and excise bonds	23	11	2	—	36
Other guarantees	3	2	—	2	7
Total	$158	$24	$2	$2	$186

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in 2006 to impede our compliance with these covenants.

Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor’s	BBB-	NR	Stable
Fitch	BBB-	BBB-	Positive

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. In January 2007, this facility was extended for one year. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility. There was no interest in receivables sold under this program to the financial institution in 2006 or 2005 and the interest in receivables sold in 2004 was not significant. As of December 31, 2006 and 2005, there were no amounts outstanding under this program.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements of this annual report which discusses accounting policies that we have selected from acceptable alternatives other than for the adoption of new accounting pronouncements as discussed in Note 1 to the Consolidated Financial Statements. There were no accounting policies adopted during 2006 that had a material impact on our financial condition or results of operations.

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

Warranty Programs

We estimate and record a liability for warranty programs, primarily base warranty, other than product recalls, at the time our products are sold. Our estimates are based on historical experience and reflect management’s best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the time of failure. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a factor based upon historical experience only in the first year, a blend of actual product and historical experience in the second year and product specific experience thereafter. Note 13 to the Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2006 and 2005 including adjustments to pre-existing warranties.

Accounting for Income Taxes

We determine our provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the realizability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2006, we recorded net deferred tax assets of $696 million. These assets include $39 million for the value of tax loss and credit carryforwards. A valuation allowance of $26 million has been recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing certain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards are disclosed in Note 9 to the Consolidated Financial Statements.

Pension Benefits

We sponsor a number of pension plans primarily in the U.S. and the U.K., and to a lesser degree in various other countries. In the U.S. and the U.K. we have several major defined benefit plans that are separately funded. We account for our pension programs in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (SFAS 87) and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS 158). SFAS 87 requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span, and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our Consolidated Financial Statements in the future. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We adopted SFAS 158 as required on December 31, 2006. We did not adopt the measurement date change as it is not required until December 31, 2008.

The expected long-term return on plan assets is used in calculating the net periodic pension expense. The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic expense over five years. The expected rate of return on U.S. pension plan assets used to develop our pension expense was 8.5 percent for each year ended December 31, 2006, 2005, and 2004. The expected rate of return on non-U.S. pension plan assets was 7.24 percent, 7.56 percent, and 8.08 percent, respectively. In 2007, we plan to use an expected rate of return of 8.5 percent for U.S pension plan assets and 7.25 percent for non-U.S. pension plan assets. A lower expected rate of return will increase our net periodic pension expense and reduce profitability.

The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and, under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation (PBO), amortized over future years of service. This is also true of changes to actuarial assumptions. As of December 31, 2006, we had net pension actuarial losses of $468 million and $358 million for the U.S. and non-U.S. pension plans, respectively. Under SFAS 158 the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. As these amounts exceed 10 percent of our PBO, the excess is amortized over the average remaining service lives of participating employees.

Our net periodic pension expense was $120 million in 2006, $103 million in 2005, and $89 million in 2004. Our net periodic pension expense is expected to be approximately $97 million in 2007. The decrease in periodic pension expense is due to higher expected returns on assets driven by the significant pension contributions we made in 2006. In addition, our expense is expected to decline as the amortization of prior investment losses begins to be replaced with the amortization of prior investment gains. Another key assumption used in the development of the net periodic pension expense is the discount rate. The discount rate used to develop our net periodic pension expense in the U.S. was 5.60 percent, 5.75 percent, and 6.25 percent for the years ended December 31, 2006, 2005, and 2004. The discount rate for our non-U.S. pension expense was 4.95 percent, 5.30 percent, and 5.66 percent. We will use 5.60 percent and 4.96 percent for U.S. and non-U.S. pension expense in 2007. Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension expense calculation. Our funding strategy is to fund the plan approximately 90 percent on a PBO basis.

The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in EITF D-36 which suggests a high-quality corporate bond rate. We used bond information provided by Standard & Poors for the U.S. and iBoxx for the U.K. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were high-quality, noncallable bonds (AA or better) as of November 30, 2006. The average yield of this hypothetical bond portfolio was used as the benchmark for determining the discount rate to be used to value the obligations of the plans subject to SFAS 87 and SFAS No. 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.”

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

The table below sets forth the estimated impact on our 2007 net periodic pension expense relative to a change in the discount rate and a change in the expected rate of return on plan assets

Impact on Pension Expense Increase (Decrease)
Millions
Discount rate used to value liabilities:
0.25 percent increase	$(8.3)
0.25 percent decrease	8.6
Expected rate of return on assets:
1 percent increase	(25.9)
1 percent decrease	25.8

The above sensitivities reflect the impact of changing one assumption at a time. A higher discount rate decreases the plan obligations and decreases our net periodic pension expense. A lower discount rate increases the plan obligations and increases our net periodic pension expense. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear.

We considered several factors in developing our expected rate of return on plan assets, including historical returns and input from our external advisors. The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, real estate and other miscellaneous investments. Based upon our target asset allocations it is anticipated that our U.S. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 7.73 percent approximately 50 percent of the time while returns of 9.28 percent or greater are anticipated 25 percent of the time. Our three year average rate of return has exceeded 8.5 percent in each of the last three years. As a result, based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 8.5 percent per year for U.S. pension assets is reasonable. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2006 and 2005, and target allocation for 2007 are as follows:

	Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2007	2006	2005
Equity securities	60-80%	62.7%	64.1%
Fixed income	23-33%	33.4%	33.5%
Real estate/Other	3-7%	3.9%	2.4%
Total		100.0%	100.0%

Actual cash funding for our pension plans is governed by employee benefit and tax laws and the Pension Protection Act of 2006 (“the Act”). The Act extends the use of an average corporate bond rate for determining current liabilities for funding purposes. Among its many provisions, the Act establishes a 100 percent funding target for plan years beginning after December 31, 2007. We may voluntarily make contributions to achieve our funding strategy described above. During 2006 and 2005, we made cash contributions to our pension plans of $266 million and $151 million, respectively, and we expect to make cash contributions of approximately $230 million to $240 million in 2007. Contributions beyond 2007 will depend on the funded status of our plans at that time in relation to the targeted funding established under the Act.

The minimum pension liability was eliminated upon the adoption of SFAS 158. The estimated accumulated benefit obligation related to the U.S., U.K. and several other smaller pension plans exceeded the fair value of the plan assets as of December 31, 2006 and 2005. Changes in the minimum pension liability decreased our shareholders’ equity by $24 million, (after tax and minority interest), in 2005. Prior to adopting SFAS 158, additional minimum pension liabilities were reduced by $102 million (after tax and minority interest) through a direct credit to accumulated other comprehensive loss. The reduction of these liabilities resulted from strong plan asset performance and significant pension contributions in 2005 and 2006.

Note 12 to the Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans, the amounts recognized in our Consolidated Financial Statements and the impacts of SFAS 158.

Annual Assessment for Recoverability of Goodwill

Under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), the carrying value of goodwill is reviewed annually. The fair value of each reporting unit was estimated by discounting the future cash flows less requirements for working capital and fixed asset additions. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate its weighted-average cost of capital for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. As of the end of the third quarter in 2006, we performed the annual impairment assessment required by SFAS 142 and determined that our goodwill was not impaired. At December 31, 2006, our recorded goodwill was $356 million. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. We implemented the revised standard in the first quarter of 2006. Prior to January 1, 2006, we accounted for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. SFAS 123R also requires prospective presentation of the “Tax benefit on share-based awards” as a financing activity rather than an operating activity in our Consolidated Statements of Cash Flows. See Note 19 to the Consolidated Financial Statements for the impact that the adoption of this standard had on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This standard changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior years on the income statement. We currently use the iron curtain method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods. We were required to apply the provisions of SAB 108 in connection with the preparation of our Consolidated Financial Statements for the year ended December 31, 2006. The application of SAB 108 did not have a material effect on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. In addition, SFAS 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year. We adopted SFAS 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008. Total assets, total liabilities, minority interests and total shareholders’ equity were impacted in the following manner. Total assets increased by approximately $11 million, total liabilities increased by approximately $106 million, minority interests decreased by approximately $1 million and shareholders’ equity decreased by approximately $94 million. The adoption of SFAS 158 did not impact compliance with any of our financial covenants. See Note 12 to the Consolidated Financial Statements for further information regarding the impact that the adoption of this standard had on our Consolidated Financial Statements.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 changes certain accounting requirements for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The new standard also changed certain accounting requirements for interest-only and principal-only strips and other aspects of accounting for securitized financial assets. We will adopt SFAS 155 effective January 1, 2007. We do not expect the adoption of SFAS 155 to have a material impact on our Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 156), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. We will adopt SFAS 156 effective January 1, 2007. We do not expect the adoption of SFAS 156 to have a material effect on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We will adopt FIN 48 effective January 1, 2007. We do not expect the adoption of FIN 48 to have a material effect on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We will adopt SFAS 157 effective January 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our Consolidated Financial Statements.

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

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial derivative instruments including commodity forward contracts, currency forward contracts and interest rate swaps. As stated in our policies and procedures, financial instruments are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes. Our hedging transactions are entered into with banking institutions that have strong credit ratings, and thus the credit risk associated with these transactions is not considered significant. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis. Further information regarding financial instruments and risk management is contained in Note 18 to the Consolidated Financial Statements.

The following describes our risk exposures and provides results of sensitivity analyses performed as of December 31, 2006. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

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

As of December 31, 2006, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $7 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 18 to the Consolidated Financial Statements).

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

In November 2002, we terminated an interest rate swap relating to our 6.45% notes that matured in 2005. The swap acted as a fair value hedge and converted $225 million notional amount from fixed rate debt into floating rate debt that matured in 2005. The termination of this swap resulted in a $12 million gain. The gain was amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2005 and 2004 was $1 million and $5 million, respectively. As of December 31, 2005, there was no longer any deferred gain remaining on our Consolidated Balance Sheets (see Note 18 to the Consolidated Financial Statements).

COMMODITY PRICES

We are also exposed to fluctuations in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers. To reduce the effect of raw material price changes for select commodities, we periodically enter into commodity forward contracts with designated banks to hedge a portion of our anticipated raw material purchases.

As of December 31, 2006, the potential gain or loss related to the outstanding commodity forward contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, was $13 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the forward contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 18 to the Consolidated Financial Statements).

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded it was effective as of December 31, 2006. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herewith in this Form 10-K.

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

Following are the names and ages of the executive officers of Cummins Inc., their positions with us as of January 31, 2007, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Theodore M. Solso (59)	Chairman of the Board of Directors and Chief Executive Officer (2000)
F. Joseph Loughrey (57)	Director, President and Chief Operating Officer (2005)	Executive Vice President and President—Engine Business (1999-2005)
Jean S. Blackwell (52)	Executive Vice President—Chief Financial Officer (2005)	Vice President—Chief Financial Officer and Chief of Staff (2003-2005),Vice President—Cummins Business Services (2001-2003), Vice President—Human Resources (1997-2001)
Steven M. Chapman (52)	Group Vice President—Emerging Markets and Businesses (2005)	Vice President—International and President International Distributor Business (2002), Vice President—International (2000-2002)
Richard J. Freeland (49)	Vice President and President—Worldwide Distribution Business (2005)	Vice President and General Manager—PowerCare and Distribution (2004-2005), Vice President and General Manager—Fuel Systems Business and Purchasing (2001-2004)
Mark R. Gerstle (51)	Vice President—Corporate Quality and Chief Risk Officer (2005)	Vice President—Corporate/Cummins Business Services and Corporate Quality (2004-2005), Vice President—Operations, Filtration Business Unit (2001-2004)
Richard E. Harris (54)	Vice President—Treasurer (2003)	Previously Compaq Computer Corporation, Assistant Treasurer (2000-2002)
Marsha L. Hunt (43)	Vice President—Corporate Controller (2003)	Previously Assistant Controller and Director of Accounting for Corning Incorporated (2000-2003)
James D. Kelly (54)	Vice President and President—Engine Business (2005)	Vice President and General Manager—Midrange and Heavy-Duty Engine Business (2004-2005), Vice President and General Manager—Midrange Engine Business (2001-2004)
N. Thomas Linebarger (44)	Executive Vice President and President Cummins Power Generation (2005)	Vice President and President Cummins Power Generation (2003-2005),Vice President and Chief Financial Officer (2000-2003)

Rick J. Mills (58)	Vice President and President Components Group (2005)	Vice President and President—Filtration Business (2000-2005)
Marya M. Rose (44)	Vice President—General Counsel and Corporate Secretary (2001)	Assistant General Counsel (2000)
John C. Wall (55)	Vice President—Chief Technical Officer (2000)

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

Item 15.                 Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

(1)         Index to Financial Statements

•        Management’s Report to Shareholders (pp. 69-70)

•        Report of Independent Registered Public Accounting Firm (pp. 71-72)

•        Consolidated Statements of Earnings (p. 73)

•        Consolidated Balance Sheets (p. 74)

•        Consolidated Statements of Cash Flows (p. 75)

•        Consolidated Statements of Shareholders’ Equity (p. 76)

•        Notes to Consolidated Financial Statements (pp. 77-124)

•        Selected Quarterly Financial Data (p. 125)

(b)          Exhibit Index (pp. 127-128)

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

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded it was effective as of December 31, 2006. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herewith in this Form 10-K.

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
Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cummins Inc.:

We have completed integrated audits of Cummins Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, Variable Interest Entities, effective March 28, 2004, the Company adopted FASB Interpretation No. 46, “Consolidation of Variable Interest Entities (and its December 2003 revisions)” for its interest in certain variable interest entities. As described in Note 12, Pension and Other Postretirement Benefits, effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 123(R).” As described in Note 19, Stock Incentive and Stock Option Plans, effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
Indianapolis, Indiana
February 26, 2007

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2006	2005	2004
	Millions (except per share amounts)
Net sales (includes related party sales of $1,431, $1,213 and $812, respectively)	$11,362	$9,918	$8,438
Cost of sales (includes related party purchases of $272, $190 and $258, respectively)	8,767	7,732	6,758
Gross margin	2,595	2,186	1,680
Operating expenses and income
Selling and administrative expenses	1,283	1,145	1,015
Research and engineering expenses	321	278	241
Investee equity, royalty and other income (Note 3)	(140)	(131)	(120)
Other operating expenses	—	—	5
Total operating expenses and income	1,464	1,292	1,141
Operating earnings	1,131	894	539
Interest income	(47)	(24)	(12)
Interest expense (Note 11)	96	109	111
Other expenses (income)	(1)	11	8
Earnings before income taxes and minority interests	1,083	798	432
Provision for income taxes (Note 9)	324	216	56
Minority interests in earnings of consolidated subsidiaries	44	32	26
Net earnings	$715	$550	$350
Earnings per common share (Note 17)
Basic	$15.02	$12.43	$8.30
Diluted	$14.21	$11.01	$7.39

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	Millions, (except par value)
ASSETS
Current assets
Cash and cash equivalents	$840	$779
Marketable securities (Note 4)	95	61
Receivables, net (includes related party receivables of $180 and $109, respectively)	1,767	1,423
Inventories (Note 6)	1,393	1,174
Deferred income taxes (Note 9)	277	363
Prepaid expenses and other current assets	116	116
Total current assets	4,488	3,916
Long-term assets
Property, plant and equipment, net (Note 7)	1,574	1,557
Investments in and advances to equity investees (Note 3)	345	278
Goodwill (Note 8)	356	358
Other intangible assets, net (Note 8)	128	100
Deferred income taxes (Note 9)	433	500
Other assets	141	176
Total assets	$7,465	$6,885
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term borrowings (Note 11)	$164	$154
Accounts payable	1,104	904
Other accrued expenses (Note 10)	1,131	1,160
Total current liabilities	2,399	2,218
Long-term liabilities
Long-term debt (Note 11)	647	1,213
Pensions (Note 12)	367	396
Postretirement benefits other than pensions (Note 12)	523	554
Other liabilities and deferred revenue	473	415
Total liabilities	4,409	4,796
Commitments and contingencies (Note 14)	—	—
Minority interests (Note 15)	254	225
Shareholders’ equity (Note 16)
Common stock, $2.50 par value, 150 shares authorized, 55.0 and 48.5 shares issued	137	121
Additional contributed capital	1,500	1,201
Retained earnings	2,009	1,360
Accumulated other comprehensive loss
Defined other postretirement benefits	(3)	—
Defined benefit pension plans	(508)	—
Minimum pension liability adjustment	—	(523)
Foreign currency translation adjustments	(25)	(84)
Unrealized gain on marketable securities	2	3
Unrealized gain on derivatives	8	1
Total accumulated other comprehensive loss	(526)	(603)
Common stock in treasury, at cost, 2.9 and 2.0 shares	(212)	(101)
Common stock held in trust for employee benefit plans, 1.9 and 2.0 shares	(92)	(97)
Unearned compensation	(14)	(17)
Total shareholders’ equity	2,802	1,864
Total liabilities and shareholders’ equity	$7,465	$6,885

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2006	2005	2004
	Millions
Cash flows from operating activities
Net earnings	$715	$550	$350
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	296	295	272
Loss on disposal of property, plant and equipment	5	4	11
Gain on disposal of a business	(9)	—	—
Deferred income tax provision (benefit)	139	124	(51)
Investee equity, net of dividends	(38)	7	(28)
Minority interests in earnings of consolidated subsidiaries	44	32	26
Pension expense (Note 12)	120	103	89
Pension contributions	(266)	(151)	(135)
Stock-based compensation expense	18	16	16
Tax benefit on stock based awards	—	7	27
Amortization of gain on terminated interest rate swaps	—	(1)	(6)
Translation and hedging activities	(26)	11	(8)
Changes in current assets and liabilities:
Receivables	(301)	(309)	(163)
Inventories	(158)	(187)	(204)
Other current assets	(4)	(9)	(10)
Accounts payable	149	108	210
Accrued expenses	88	89	237
Changes in long-term liabilities	23	88	(13)
Other, net	45	(17)	(6)
Net cash provided by operating activities	840	760	614
Cash flows from investing activities
Capital expenditures	(249)	(186)	(151)
Investments in internal use software	(52)	(39)	(33)
Proceeds from disposals of property, plant and equipment	49	21	12
Investments in and advances to equity investees	(18)	(13)	(19)
Acquisitions of businesses, net of cash acquired	(2)	(2)	(18)
Proceeds from disposal of a business	24	—	—
Investments in marketable securities—acquisitions	(303)	(123)	(122)
Investments in marketable securities—liquidations	273	126	149
Other, net	1	4	1
Net cash used in investing activities	(277)	(212)	(181)
Cash flows from financing activities
Proceeds from borrowings	94	84	13
Payments on borrowings and capital lease obligations	(400)	(378)	(51)
Net borrowings under short-term credit agreements	(3)	2	20
Distributions to minority shareholders	(20)	(18)	(8)
Dividend payments on common stock	(66)	(56)	(53)
Proceeds from issuing common stock	9	30	148
Repurchases of common stock	(121)	(38)	—
Tax benefit on stock based awards	6	—	—
Other, net	(7)	2	(3)
Net cash (used in) provided by financing activities	(508)	(372)	66
Effect of exchange rate changes on cash and cash equivalents	6	(8)	4
Net increase in cash and cash equivalents	61	168	503
Cash and cash equivalents at beginning of year	779	611	108
Cash and cash equivalents at end of year	$840	$779	$611

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

				Accumulated		Common
		Additional		Other	Common	Stock		Total
	Common	Contributed	Retained	Comprehensive	Stock in	Held in	Unearned	Shareholders’
	Stock	Capital	Earnings	(Loss) Earnings	Treasury	Trust	Compensation	Equity
	Millions
Balance at December 31, 2003	$121	$1,113	$569	$(492)	$(225)	$(113)	$(24)	$949
Comprehensive income:
Net earnings			350					350
Other comprehensive earnings (loss):
Unrealized loss on marketable securities				(4)				(4)
Unrealized gain on derivatives				1				1
Foreign currency translation adjustments				20				20
Minimum pension liability adjustments				(65)				(65)
Total comprehensive income								302
Issuance of shares		4			137			141
Cash dividends on common stock			(53)					(53)
Stock option exercises		37						37
Other shareholder transactions		13				9	3	25
Balance at December 31, 2004	121	1,167	866	(540)	(88)	(104)	(21)	1,401
Comprehensive income:
Net earnings			550					550
Other comprehensive earnings (loss):
Unrealized gain on marketable securities				2				2
Unrealized loss on derivatives				(2)				(2)
Foreign currency translation adjustments				(39)				(39)
Minimum pension liability adjustments				(24)				(24)
Total comprehensive income								487
Issuance of shares		9			25			34
Acquisition of shares					(38)			(38)
Cash dividends on common stock			(56)					(56)
Stock option exercises		12						12
Other shareholder transactions		13				7	4	24
Balance at December 31, 2005	121	1,201	1,360	(603)	(101)	(97)	(17)	1,864
Comprehensive income:
Net earnings			715					715
Other comprehensive earnings (loss):
Unrealized loss on marketable securities				(1)				(1)
Unrealized gain on derivatives				7				7
Foreign currency translation adjustments				63				63
Minimum pension liability adjustments				102				102
Total comprehensive income								886
Issuance of shares	1	10			10			21
Acquisition of shares					(121)			(121)
Cash dividends on common stock			(66)					(66)
Stock option exercises		1						1
Adjustment to initially apply SFAS No. 158				(94)				(94)
Debt conversion	15	276						291
Other shareholder transactions		12				5	3	20
Balance at December 31, 2006	$137	$1,500	$2,009	$(526)	$(212)	$(92)	$(14)	$2,802

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

Certain amounts for 2005 and 2004 have been reclassified to conform to the 2006 classifications.

Investments in Equity Investees

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

Use of Estimates in the Preparation of the Financial Statements

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, restructuring costs, income taxes and deferred tax valuation allowances, lease classification, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

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

Foreign currency transaction gains and losses are included in current net earnings. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies, we remeasure inventory, property, plant and equipment balances and the related earnings statement using historical exchange rates. We include the resulting gains and losses, including the effect of derivatives, net of tax, in the Consolidated Statements of Earnings, which combined with transaction gains and losses amounted to a net gain of $11 million in 2006, a net loss of $6 million in 2005 and a net gain of $1 million in 2004.

Derivative Instruments

We make use of derivative instruments in foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are foreign currency forward contracts, commodity forward contracts and an interest rate swap. These contracts are used strictly for hedging and not for speculative purposes.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have significant assets and liabilities denominated in foreign currencies. As a result, our earnings experience some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into foreign currency forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions.

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity forward contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.

We record all derivatives at fair value in our financial statements. Note 18 provides further information on our hedging strategy and accounting for derivative financial instruments.

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

Statement of Cash Flows—Supplemental Disclosures

During 2006, 2005 and 2004 cash payments for income taxes, net of refunds, were $165 million, $95 million and $87 million, respectively. During 2006, 2005 and 2004 cash payments for interest, net of capitalized interest, were $100 million, $114 million and $113 million, respectively.

During 2006, we incurred capital lease obligations of $58 million primarily due to the lease extension on the corporate headquarters building and computer equipment leases. During 2005, we incurred capital lease obligations of $32 million primarily due to equipment leases for a production line.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Securities

We account for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” We determine the appropriate classification of all marketable securities as “held-to-maturity, “available-for-sale” or “trading” at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2006 and 2005, all of our investments were classified as available-for-sale.

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

	December 31,
	2006	2005	2004
	Millions
Balance, beginning of year	$16	$15	$12
Increase due to consolidation of VIEs	—	—	2
Provision for bad debts	3	8	3
Write-offs	(8)	(6)	(3)
Other	—	(1)	1
Balance, end of year	$11	$16	$15

Inventories

Our inventories are stated at the lower of cost or net realizable value. At December 31, 2006 and 2005, approximately 20 percent and 22 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure nor do our accounting systems provide a meaningful segregation between raw materials and work-in-process.

Property, Plant and Equipment

We record property, plant and equipment at cost. We depreciate the cost of the majority of engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. We depreciate the cost of all other equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and three to 20 years for machinery, equipment and fixtures. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $266 million, $260 million and $235 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Software

We capitalize certain costs for software that is developed or obtained for internal use. Software costs are amortized on a straight-line basis over their estimated useful lives generally ranging from three to five years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in added functionality which enables the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warranty

We charge the estimated costs of warranty programs, other than product recalls, to earnings at the time products are shipped to customers. We use historical experience of warranty programs to estimate the remaining liability for our various warranty programs. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. At December 31, 2006, we had $23 million of receivables related to estimated supplier recoveries of which $16 million was included in “Receivables, net” and $7 million was included in “Other assets” on our Consolidated Balance Sheets. At December 31, 2005, we had $35 million of receivables related to estimated supplier recoveries of which $25 million was included in “Receivables, net” and $10 million was included in “Other assets” on our Consolidated Balance Sheets.

In addition, we sell extended warranty coverage on most of our engines. The revenue collected is initially deferred and is recognized as revenue on a straight-line basis over the contract period. We compare the remaining deferred revenue balance quarterly to the estimated amount of future claims under extended warranty programs and provide an additional accrual when the deferred revenue balance is less than expected future costs.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. The majority of these costs are associated with operations of our inventory distribution centers and warehouse facilities and are classified as selling and administrative expenses in our Consolidated Statements of Earnings. For purposes of this disclosure, during 2006 we expanded our definition of what is disclosed as shipping and handling costs to include additional indirect shipping and handling costs and related support functions. For comparability purposes, we have adjusted the 2005 and 2004 amounts to include shipping and handling costs under this expanded definition. For the years ended December 31, 2006, 2005 and 2004, these costs were approximately $130 million, $142 million and $120 million, respectively.

Research and Development

Our research and engineering program is focused on product improvements, innovations and cost reductions for our customers. We expense research and development expenditures, net of contract reimbursements, when incurred. Research and development expenses, net of contract reimbursements, were $312 million in 2006, $271 million in 2005 and $229 million in 2004. Contract reimbursements were $40 million in 2006, $55 million in 2005 and $35 million in 2004.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). This standard requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. We implemented the revised standard in the first quarter of 2006. Prior to January 1, 2006, we accounted for stock-based employee awards issued after

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002, using the fair value method preferred by SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. SFAS 123R also requires prospective presentation of the “Tax benefit on share-based awards” as a financing activity rather than an operating activity in our Consolidated Statements of Cash Flows. See Note 19 for the impact that the adoption of this standard had on our Consolidated Financial Statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of Accounting Principles Board (APB) Opinion No. 20 and FASB Statement No. 3” (SFAS 154). This standard changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This standard requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on our Consolidated Financial Statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior years on the income statement. We currently use the iron curtain method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and roll-over methods. We were required to apply the provisions of SAB 108 in connection with the preparation of our Consolidated Financial Statements for the year ended December 31, 2006. The application of SAB 108 did not have a material effect on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. In addition, SFAS 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year. We adopted SFAS 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008. Total assets, total liabilities, minority interests and total shareholders’ equity were impacted in the following manner. Total assets increased by approximately $11 million, total liabilities increased by approximately $106 million, minority interests decreased by approximately $1 million and shareholders’ equity decreased by approximately $94 million. The adoption of SFAS 158 did not impact compliance with any of our financial covenants. See Note 12 for further information regarding the impact that the adoption of this standard had on our Consolidated Financial Statements.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 changes certain accounting requirements for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The new standard also changed certain accounting requirements for interest-only and principal-only strips and other aspects of accounting for securitized financial assets. We will adopt SFAS 155 effective January 1, 2007. We do not expect the adoption of SFAS 155 to have a material impact on our Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS 156), that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. We will adopt SFAS 156 effective January 1, 2007. We do not expect the adoption of SFAS 156 to have a material effect on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We will adopt FIN 48 effective January 1, 2007. We do not expect the adoption of FIN 48 to have a material effect on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We will adopt SFAS 157 effective January 1, 2008. We are currently evaluating the impact, if any, that SFAS 157 will have on our Consolidated Financial Statements.

NOTE 2. VARIABLE INTEREST ENTITIES

We consolidate certain VIEs if we are deemed to be the primary beneficiary, defined in FIN 46R as the entity that absorbs a majority of the VIEs’ expected losses, receives a majority of the VIEs’ expected residual returns, or both. We adopted FIN 46R as of December 31, 2003, for entities previously considered to be special purpose entities (SPEs) under GAAP and for new entities created on or after February 1, 2003. In addition, we have variable interests in other businesses including businesses accounted for under the equity method of accounting and certain North American distributors that are deemed VIEs and are

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to the provisions of FIN 46R. We adopted FIN 46R for these entities as of our first quarter ended March 28, 2004.

During 2001, we entered into a sale-leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment. The accounting for the original sale-leaseback transaction is discussed in Note 20. The financial institution created a grantor trust to act as the lessor in the arrangement. The financial institution owns 100 percent of the equity in the trust. The grantor trust has no assets other than the equipment and its rights to the lease agreement with us. On the initial sale, we received $125 million from the financial institution which was financed with $99 million of non-recourse debt and $26 million of equity. Our obligations to the grantor trust consist of the payments due under the lease and a $9 million guarantee of the residual value of the equipment. In addition, we have a fixed price purchase option that is exercisable on January 14, 2009, for approximately $35 million. We have determined that the grantor trust is a VIE under FIN 46R and due primarily to the existence of the residual value guarantee, we determined that we are the primary beneficiary of the VIE. As a result, we began consolidating the grantor trust as of December 31, 2003, even though we own none of its equity. As of December 31, 2006, the non-recourse debt had an outstanding balance of $60 million, the assets serving as collateral on this debt had a carrying amount of $49 million and the related minority interest in the VIE was $32 million.

In June 2001, Cummins Capital Trust I (the “Trust”), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7 percent convertible quarterly income preferred securities (“preferred securities”). The total proceeds from the issuance of the preferred securities by the Trust were invested in $309 million aggregate principal amount of 7 percent convertible subordinated debentures (the “debentures”) that we issued. The debentures were the sole assets of the Trust. The Trust qualified as a VIE under FIN 46R. We were not the primary beneficiary of the Trust and thus reported the debentures rather than the preferred securities as an obligation. On May 8, 2006, the Board of Directors approved our plan to redeem all of the 7% convertible quarterly income preferred securities. As of December 31, 2005, the debentures were included in “Long-term Debt” in our Consolidated Balance Sheet. See Note 11 for information relating to this redemption.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Diesel Corporation (CDC) and Cummins Komatsu Engine Corporation (CKEC), are engine manufacturing entities jointly owned and operated by us and our equity partners. We were deemed the primary beneficiary of these VIEs due to the pricing arrangements of purchases and the substantial volume of purchases we made from these VIEs. Our arrangements with CDC are more fully described in Note 3. As of December 31, 2006, CDC has approximately $45 million of debt which is collateralized by substantially all of its inventory and fixed assets with a current book value of $46 million and $153 million, respectively. CKEC has no unsecured debt as of December 31, 2006. Creditors of these entities have no recourse to the general credit of Cummins.

AVK/SEG is a German holding company that directly owned shares of AVK and SEG and was jointly owned by Cummins (50 percent) and other equity partners. AVK manufactures alternators and SEG manufactures power electronic components. We were deemed the primary beneficiary of this VIE due to the existence of a call/guarantee arrangement on an additional 13 percent ownership interest in the entity and our guarantee on portions of the entity’s subordinated debt. During the second quarter of 2004, AVK/SEG was liquidated and its shares in AVK and SEG were distributed directly to Cummins and the other equity partners. As a result of the liquidation, Cummins owned 100 percent of AVK, 25 percent of SEG and our call/guarantee arrangement to obtain an additional ownership interest in SEG increased from 13 percent to 19 percent. This transaction was accounted for as an acquisition of a minority interest in AVK (via a nonmonetary exchange of shares) and was recorded at fair value, resulting in a nominal gain (less than $1 million after-tax). During 2005, Cummins exercised its call option to purchase an additional 19 percent ownership in SEG. In addition, SEG failed to timely repay certain intercompany loans due to Cummins which increased our ownership percentage by an additional 7 percent. As a result of these transactions, Cummins owned 51 percent of SEG. During the fourth quarter of 2006, we sold our interest in SEG, therefore they are no longer consolidated in our Consolidated Financial Statements. The sale resulted in a pre-tax gain of approximately $9 million. Total assets of SEG were approximately $42 million at the date of the transaction and $39 million at December 31, 2005, which is less than 1 percent of our total assets at those dates. Total sales of SEG were approximately $51 million and $72 million, for the ten months ended October 31, 2006 and for the year ended December 31, 2005, respectively, which is less than 1 percent of our total net sales for these periods.

In April 2004, Cummins Eastern Canada (CEC), a distributor previously accounted for under the equity method, acquired another Cummins distributor in Canada. The acquisition price of the distributor was $19 million ($18 million, net of cash acquired), which was funded by the addition of $15 million of debt and an additional $4 million equity investment by Cummins. The additional equity contributed by Cummins increased our ownership percentage in CEC to 67 percent (50 percent prior to the acquisition.) At the same time, we reached an agreement to sell a 16 percent ownership interest in CEC to another equity holder. This sale was completed during the third quarter of 2004. As a result of this sale, our ownership percentage in CEC was reduced from 67 percent to 51 percent. We agreed to accept a note from the equity holder for its purchase of the 16 percent ownership interest. The note was to be repaid from distributions of future CEC earnings. Immediately upon repayment of the loan, the equity holder has an option agreement to purchase an additional 1 percent ownership share from Cummins. We also agreed with the other shareholders to maintain our voting interest at 50 percent. We do not have management or voting control over CEC. In accordance with FIN 46R, CEC is consolidated in our Consolidated Financial Statements due to our current 51 percent economic interest and deemed interest of 16 percent resulting from our financing of the other equity holder’s purchase. As of December 31, 2006, CEC has approximately $23 million of debt which is collateralized by various current and fixed assets with a current

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

book value of $62 million. Creditors of CEC have no recourse to the general credit of Cummins. On January 3, 2007, the equity holder repaid the balance due on the outstanding note of $3.3 million and exercised the purchase option on the additional 1 percent share for $0.3 million. The repayment of the loan and the exercise of the purchase option triggered a reassessment under FIN 46R, resulting in the deconsolidation of CEC. The results of CEC will no longer be consolidated in our Consolidated Financial Statements beginning with the results of the first quarter of 2007.

Results of these entities for the year ended December 31, 2006, are consolidated in our Consolidated Statements of Earnings and a significant amount of their sales are eliminated in consolidation. The table below shows the increase in our assets and liabilities from consolidating these entities, after eliminating intercompany items, as of December 31, 2006, as follows:

Increase
Millions
Current assets	$134
Long-term assets	133
Current liabilities (including short-term debt of $38)	166
Long-term debt	29

We also have variable interests in three North American distributors that were deemed to be VIEs in accordance with FIN 46R, but we were not deemed to be the primary beneficiary since we do not absorb a majority of the entity’s expected losses. Our ownership percentage in these entities ranges from zero percent to 50 percent. For all three of the entities, our equity ownership represents our only variable interest in the entity and thus we would not be deemed the primary beneficiary.

The principal business of the distributors is to sell Cummins engines and related service parts as well as provide repair and maintenance services on engines, including warranty repairs. Our maximum potential loss related to these three distributors as of December 31, 2006, consisted of our ownership interest totaling $14 million. Our involvement with these distributors as equity holders began in 2005, 2003 and 2002. Selected financial information for these distributors as of and for the year ended December 31, 2006, is as follows:

Millions
Total assets	$259
Total liabilities (including total debt of $63)	170
Revenues	663
Net earnings	51

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN EQUITY INVESTEES AND RELATED PARTY TRANSACTIONS

Investments in and advances to equity investees and our ownership percentage is as follows:

		December 31,
	Ownership %	2006	2005
		Millions
Dongfeng Cummins	50%	$74	$51
European Engine Alliance	33%	59	58
Chongqing Cummins	50%	33	35
Tata Cummins	50%	30	25
Komatsu alliances	20% - 50%	26	22
Fleetguard Shanghai	50%	13	11
North American distributors and other	Various	110	76
Total		$345	$278

We have approximately $146 million in our investment account at December 31, 2006, that represents cumulative undistributed earnings in our equity investees. Summary financial information for our equity investees and alliances is as follows:

	As of and for the years ended December 31,
	2006	2005	2004
	Millions
Net sales	$4,224	$3,216	$2,603
Gross margin	954	725	591
Net earnings	296	243	208
Cummins share of net earnings	$119	$109	$99
Royalty and other income	21	22	21
Total investee equity, royalty and other income	$140	$131	$120
Current assets	$1,585	$1,137
Noncurrent assets	798	630
Current liabilities	(1,177)	(852)
Noncurrent liabilities	(407)	(255)
Net assets	$799	$660
Cummins share of net assets	$327	$242

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

We purchase significant quantities of midrange diesel and natural gas engines, components and service parts from CDC, a general partnership and a VIE (see Note 2) that we began to consolidate on

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 28, 2004. The partnership was formed in 1980 with J. I. Case (Case) to jointly fund engine development and manufacturing capacity. Cummins and Case (now CNH Global N.V.) are general partners and each partner shares 50 percent ownership in CDC. Under the terms of the agreement, CDC is obligated to make its entire production of diesel engines and related products available solely to the partners. Each partner is entitled to purchase up to one-half of CDC’s actual production; a partner may purchase in excess of one-half of actual production to the extent productive capacity is available beyond the other partner’s purchase requirement. The partners are each obligated, unconditionally and severally, to purchase annually at least one engine or engine kit produced by CDC, provided a minimum of one engine or kit is produced. The transfer price of CDC’s engines to the partners must be sufficient to cover its manufacturing cost in such annual accounting period, including interest and financing expenses, and excluding depreciation expense (other than Scheduled Depreciation Expense as defined in the agreement). In addition, each partner is obligated to contribute one-half of the capital investment required to maintain plant capacity and each partner has the right to invest unilaterally in plant capacity, which additional capacity can be utilized by the other partner for a fee. To date, neither partner has made a unilateral investment in plant capacity at CDC.

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

The following table summarizes our related party purchases included in “Cost of sales” in our Consolidated Statements of Earnings:

	Years ended December 31,
	2006	2005	2004
	Millions
Engines, parts and components—CDC	$—	$—	$107
Engines, parts and components—other JVs	272	190	151
Total	$272	$190	$258

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Consolidated Statements of Cash Flows include the investee equity earnings as reported above as well as other non-cash adjustments. The most significant adjustment included in the statement of cash flows is depreciation recorded by CDC, which prior to FIN 46R was allocated to the joint venture partners based on the amount of their purchases. We classified depreciation and other non-cash expenses related to CDC as “Cost of sales” and “Other (income) expense,” respectively, in the Consolidated Statements of Earnings. The adjustments relating to CDC were $3 million in 2004.

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

NOTE 4. MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, is as follows:

	December 31,
	2006			2005
	Cost	Gross unrealized gains/ (losses)	Estimated fair value	Cost	Gross unrealized gains	Estimated fair value
	Millions
Available-for-sale:
Debt mutual funds	$71	$1	$72	$35	$—	$35
Government debt securities—non-U.S.	14	(1)	13	15	—	15
Corporate debt securities	4	—	4	7	—	7
Equity securities and other	2	4	6	1	3	4
Total marketable securities	$91	$4	$95	$58	$3	$61

Proceeds from sales of available-for-sale securities were $273 million, $126 million and $149 million in 2006, 2005 and 2004, respectively. Gross realized gains from the sale of available-for-sale securities were $1 million, $2 million and $6 million in 2006, 2005 and 2004, respectively. Gross realized losses from the sale of available-for-sale securities were less than $1 million in 2006, 2005 and 2004.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2006, the fair value of available-for-sale investments in debt securities by contractual maturity is as follows:

Maturity date	Fair value
Millions
1 year or less	$3
1 - 5 years	8
5 - 10 years	2
After 10 years	4
Total	$17

NOTE 5. SALES OF RECEIVABLES

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned, consolidated special purpose subsidiary. In January 2007, this facility was extended for one year. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as those described under our revolving credit facility (see Note 11). There was no interest in receivables sold under this program to the financial institution in 2006 and 2005, and the interest in receivables sold in 2004 was not significant. As of December 31, 2006 and 2005, there were no amounts outstanding under this program.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No accounts receivable sold to either subsidiary were written off during 2006, 2005 or 2004. The weighted-average interest rate on repayments during 2004 was 2.6 percent. The sold receivables servicing portfolio, which is included in receivables and the proceeds from the sale of receivables and other related cash flows are as follows:

	As of and for the years ended December 31,
	2006	2005	2004
	Millions
Sold receivables servicing portfolio	$719	$605	$416
Proceeds outstanding from receivable sales	—	—	—
Receivables sold to special purpose subsidiary	6,368	5,706	5,338
Collections reinvested in special purpose subsidiary	6,254	5,517	4,922
Servicing fees and interest	1	1	1

NOTE 6.  INVENTORIES

Inventories include the following:

	December 31,
	2006	2005
	Millions
Finished products	$705	$636
Work-in-process and raw materials	761	607
Inventories at FIFO cost	1,466	1,243
Excess of FIFO over LIFO	(73)	(69)
Total inventories	$1,393	$1,174

NOTE 7.  PROPERTY, PLANT AND EQUIPMENT

Details of our property, plant and equipment balance are as follows:

	December 31,
	2006	2005
	Millions
Land and buildings	$779	$733
Machinery, equipment and fixtures	3,156	3,071
Construction in process	160	137
	4,095	3,941
Less accumulated depreciation	(2,521)	(2,384)
Property, plant and equipment, net	$1,574	$1,557

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for 2006 and 2005:

	Components	Power Generation	Engine	Distribution	Total
	Millions
Goodwill at December 31, 2004	$332	$11	$7	$5	$355
Additions	—	3	—	1	4
Translation and other	—	(1)	—	—	(1)
Goodwill at December 31, 2005	332	13	7	6	358
Dispositions	—	(3)	—	(1)	(4)
Translation and other	—	2	—	—	2
Goodwill at December 31, 2006	$332	$12	$7	$5	$356

We have elected to perform the annual impairment test of our recorded goodwill as required by SFAS 142 as of the end of our third quarter. The results of this annual impairment test indicated that the fair value of each of our reporting units as of October 1, 2006 and September 25, 2005, exceeded their carrying, or book value, including goodwill, and therefore our recorded goodwill was not subject to impairment. The fair value was determined utilizing the expected present value of future cash flows.

Intangible assets that have finite useful lives are amortized over their useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
	2006	2005
	Millions
Software	$222	$199
Accumulated amortization	(101)	(103)
Net software	121	96
Trademarks, patents and other	10	6
Accumulated amortization	(3)	(2)
Net trademarks, patents and other	7	4
Total	$128	$100

Amortization expense for software and other intangibles totaled $27 million, $31 million and $33 million for the years ended December 31, 2006, 2005 and 2004, respectively. Internal and external software costs (excluding those related to research, reengineering and training) and trademarks and patents are amortized generally over a three to five-year period. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is approximately $36 million in 2007, $32 million in 2008, $25 million in 2009, $19 million in 2010 and $10 million in 2011.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9.  INCOME TAXES

The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
	2006	2005	2004
	Millions
Current:
U.S. federal and state	$73	$2	$16
Foreign	112	90	91
Total current	185	92	107
Deferred:
U.S. federal and state	128	130	(53)
Foreign	11	(6)	2
Total deferred	139	124	(51)
Provision for income taxes	$324	$216	$56

A reconciliation of the income tax provision at the U.S. federal income tax rate of 35 percent to the actual effective tax rate is as follows:

	Years ended December 31,
	2006	2005	2004
	Millions
Earnings before income taxes and minority interests:
U.S. earnings	$597	$424	$175
Foreign earnings	486	374	257
	$1,083	$798	$432
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax (benefit), net of federal effect	3.1	1.6	(5.1)
Research tax credits	(1.4)	(1.7)	(4.2)
Export tax benefits	(1.4)	(2.5)	(8.3)
Differences in rates and taxability of foreign subsidiaries and joint ventures	(2.4)	(2.5)	(6.7)
Foreign repatriation tax incentive related to Jobs Act	—	(2.0)	—
Settlement of tax audits	(2.6)	(1.0)	—
All other, net	(0.4)	0.2	2.3
Effective tax rate	29.9%	27.1%	13.0%

Except for the U.K. group, we provide for the additional taxes that would be due upon the dividend distribution of the earnings of our foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. The unremitted earnings of the U.K. group are considered to be permanently reinvested and the determination of the deferred tax liability, if any, that might be due should those earnings be distributed is not practicable. Earnings before income taxes include equity earnings of foreign joint ventures of $78 million, $75 million and $74 million for the years ended December 31, 2006, 2005, and 2004, respectively. These equity earnings are recorded net of foreign taxes. Additional U.S. income taxes of $13 million (1.2 percent), $7 million (0.9 percent) and $20 million (4.6 percent) for the years ended

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2006, 2005 and 2004, respectively, were provided on the distributed equity earnings and for the estimated additional U.S. taxes that will ultimately be due upon the distribution of the remaining unremitted foreign joint venture equity earnings. The American Jobs Creation Act of 2004 (Jobs Act) included a special one-year 85-percent dividend deduction for qualifying dividends repatriated from foreign operations in 2005. The application of these rules to foreign joint venture dividend repatriations of $71 million reduced our 2005 income tax provision by $16 million (2.0 percent).

The Jobs Act also repeals the U.S. export tax benefits beginning in 2007 and phases the benefits down to 80 percent of their value in 2005 and 60 percent in 2006. The export benefits are partially replaced with a new U.S. manufacturer’s tax deduction which phases in one-third in 2005-2006, two-thirds in 2007-2009 and 100 percent after 2009. The U.S. manufacturer’s tax benefit for 2006 and 2005 was $3 million (0.3 percent) and $2 million (0.3 percent), respectively.

Our 2006 income tax provision includes a $28 million (2.6 percent) reduction in the second quarter due to the favorable resolution of tax uncertainties related to prior years, and a $10 million (0.9 percent) reduction in the fourth quarter due to the retroactive reinstatement of the U.S. research tax credit. The state income tax provision for 2006 includes a $12 million (1.1 percent) increase in the first quarter for the effect of new Indiana tax legislation.

Our 2005 income tax provision includes an $8 million (1.0 percent) reduction due to the favorable resolution in the fourth quarter of 2005 of prior year tax positions which had been in dispute.

The state income tax benefit for 2004 includes recognition of $16 million (3.7 percent) of state carryforward benefits that we determined, based on improved operating results, are more likely than not to be realized in the future. These benefits had previously been reserved with a valuation allowance. The state income tax benefit for 2004 also included a $9 million (2.1 percent) benefit to recognize a change in the average estimated state income tax rate which increased the net deferred state tax assets.

Export tax benefits for 2004 include $11 million (2.5 percent) related to prior years. As a consequence of improved cash flow during 2004, we filed amended tax returns and claimed additional export tax benefits related to prior years which we previously had forgone to avoid the associated tax payments on non-exempt export income by our foreign sales corporation.

During 2004, as a result of continued earnings improvement and improved outlook, we reassessed the treatment of our 2002 and 2003 foreign tax credits previously recognized as tax deductions and determined they could be used as full tax credits. The $25 million (5.8 percent) benefit from the more favorable treatment of these tax credits is included in “Differences in rates and taxability of foreign subsidiaries and joint ventures” in the above table.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets are as follows:

	December 31,
	2006	2005
	Millions
Deferred tax assets:
U.S. federal carryforward benefits
Foreign tax credits	$—	$12
Research tax credits	—	73
Minimum tax credits	—	8
Total U.S. federal carryforward benefits	—	93
U.S. state carryforward benefits	18	24
Foreign carryforward benefits	21	26
Employee benefit plans	389	443
Warranty and marketing expenses	219	206
Deferred research and development expenses	126	159
Other	70	60
Gross deferred tax assets	843	1,011
Valuation allowance	(26)	(31)
Total deferred tax assets	817	980
Deferred tax liabilities:
Property, plant and equipment	(64)	(90)
Other	(57)	(37)
Total deferred tax liabilities	(121)	(127)
Net deferred tax assets	$696	$853

A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance decreased in 2006 by a net $5 million and in 2005 by a net $8 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

The deferred income tax balances are classified in the Consolidated Balance Sheets as follows:

	December 31,
	2006	2005
	Millions
Current assets	$277	$363
Long-term assets	433	500
Other liabilities and deferred revenue	(14)	(10)
	$696	$853

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10.  OTHER ACCRUED EXPENSES

Other accrued expenses included the following:

	December 31,
	2006	2005
	Millions
Accrued warranty	$273	$262
Accrued compensation	275	241
Accrued retirement obligations	60	224
Other	523	433
Total other accrued expenses	$1,131	$1,160

NOTE 11. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	December 31,
	2006	2005
	Millions
Short-term borrowings:
Loans payable	$37	$40
Current maturities of long-term debt	127	114
Total short-term borrowings	$164	$154

Loans payable consist primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2006 and 2005 was 7.13 percent and 6.67 percent, respectively.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2006, we had $542 million available for borrowings under our $650 million revolving credit facility and $123 million available for borrowings under our international short-term credit facilities. The amount of borrowings outstanding under our international short-term facilities at December 31, 2006, was $37 million.

	December 31,
	2006	2005
	Millions
Long-term debt:
Notes, 8.68%, due 2008	$60	$71
Term loan, 6.92%, due 2008	45	65
Senior notes, 9.5%, due 2010	—	250
Debentures, 6.75%, due 2027	120	120
Debentures, 7.125%, due 2028	250	250
Junior convertible subordinated debentures, redeemable in 2006, mandatory redemption in 2031	—	300
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other	9	34
	649	1,255
Unamortized discount	(38)	(46)
Capital leases	163	118
Total long-term debt	774	1,327
Less current maturities of long-term debt	(127)	(114)
Long-term debt	$647	$1,213

Principal payments required on long-term debt during the next five years are $127 million in 2007, $103 million in 2008, $28 million in 2009, $21 million in 2010, and $17 million in 2011.

Our revolving credit facility provides for aggregate borrowings of up to $650 million on an unsecured basis and matures in December 2009. Up to $200 million of the facility is available for total letters of credit; up to $60 million of the facility may be used for multi-currency borrowings or multi-currency letters of credit. Interest on the facility varies based upon the London Interbank Offered Rate (LIBOR) or the Alternate Base Rate plus a spread depending upon our credit rating. We are required to pay a quarterly facilities fee on the unused commitments under this facility based on our credit rating. The fee was 0.25 percent at December 31, 2006. As of December 31, 2006 and 2005 we had $108 million and $110 million, respectively in letters of credit outstanding against this facility. There were no outstanding borrowings under this facility at December 31, 2006.

Interest on the senior notes was payable on June 1 and December 1 each year. The senior notes were redeemable in whole or in part at any time after December 1, 2006, at a premium equal to 104.75 percent of par, declining to par in 2008, plus accrued interest. On December 19, 2006, we redeemed the notes in whole for approximately $262 million, resulting in a loss on extinguishment of debt of approximately $12 million which as been recorded in “Other expenses (income)” on our Consolidated Statements Of Earnings.

The 8.68% notes relate to a consolidated VIE (a grantor trust wholly-owned by a financial institution). Principal payments are made annually with a final payment due in April 2008. The consolidation of the VIE is discussed in Note 2. Interest payments are due on the notes quarterly. Principal and interest payments due on the notes coincide with the payments that are due to the grantor trust under our lease of

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

manufacturing equipment from the grantor trust. Principal payments due over the next five years are included in the amounts above. Our lease is described in Note 20. The notes are secured by the assets of the grantor trust which include only the manufacturing equipment and the trust’s rights under the lease agreement with us.

Interest on the $250 million 7.125% debentures and $165 million 5.65% debentures is payable on March 1 and September 1 of each year. The debentures are unsecured and are not subject to any sinking fund requirements. We can redeem the 7.125% debentures and the 5.65% debentures at any time prior to maturity at the greater of par plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

Interest on the 6.75% debentures is payable on February 15 and August 15 each year. Holders of the debentures could elect to be repaid on February 15, 2007, at par value together with accrued interest to February 15, 2007. Such election, was irrevocable, was required to be made between December 15, 2006 and January 15, 2007. Approximately $62 million of the debentures were repaid on February 15, 2007, at the election of the holders. At December 31, 2006, we have included the $62 million repaid on February 15, 2007, in short-term borrowings in our Consolidated Balance Sheet. The debentures are also redeemable at our option after February 15, 2007, at a redemption price of par value plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a maximum debt-to-EBITDA ratio and a minimum interest coverage ratio. As of December 31, 2006, we were in compliance with all of the covenants under our borrowing agreements.

As discussed in Note 2, our total debt includes $68 million (of which $14 million is included in “Loans payable” in above table related to the consolidation of three joint ventures under FIN 46R, as of December 31, 2006. Included in this amount is a $45 million term loan at CDC with a financial institution. The loan is due in annual installments, with a final payment due in 2008. Interest is payable semi-annually at a rate of 6.92%. The note is collateralized by substantially all of CDC’s inventory and fixed assets with a current book value of $46 million and $153 million, respectively, as of December 31, 2006.

As of December 31, 2006 and 2005, commitments outstanding for letters of credit under our revolving credit facility and our international and other domestic facilities were $108 million and $35 million, and $110 million and $34 million, respectively. Commitments outstanding related to performance bonds and other performance-related guarantees were $36 million and $28 million as of December 31, 2006 and 2005, respectively.

Junior Convertible Subordinated Debentures

In June 2001, Cummins Capital Trust I (the “Trust”), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7% convertible quarterly income preferred securities (“preferred securities”), to qualified institutional buyers for net proceeds of $291 million. The preferred securities represent an undivided beneficial ownership interest in the assets of the Trust. The total proceeds from the issuance of the preferred securities by the Trust were invested in $309 million aggregate principal amount of 7% convertible subordinated debentures (the “debentures”) that we issued. The debentures were the

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sole assets of the Trust and in accordance with the provisions of FIN 46R (see Note 2) the trust was not consolidated. The debentures are included in “Long-term debt” in our Consolidated Balance Sheets.

On May 8, 2006, the Board of Directors approved our plan to redeem all of the 7% convertible quarterly income preferred securities. On May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities. This notification provided the holders of the preferred securities 30 days in which to convert their securities into shares of common stock. Upon expiration of the notification period, all remaining securities not converted were redeemed for cash at a premium above liquidation value. Substantially all of the $300 million 7% convertible subordinated debentures outstanding were converted into shares of our common stock during the second quarter of 2006. As a result of the conversion, approximately 6.3 million shares of common stock were issued which resulted in an increase of approximately $15 million to common stock outstanding and an increase of approximately $276 million to additional contributed capital. Since substantially all holders converted their preferred securities to common stock, the loss on extinguishment of this debt was not material.

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

We sponsor several contributory and noncontributory pension plans covering substantially all employees. Generally, hourly employee pension benefits are earned based on years of service and compensation during active employment while future benefits for salaried employees are determined using a cash balance formula. The level of benefits and terms of vesting, however, may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities and fixed income securities. It is our policy to make contributions to the various plans in accordance with statutory funding requirements and any additional funding required to achieve 90 percent funded on a global projected benefit obligation (PBO) basis by the end of 2007. We plan to contribute approximately $230 million to $240 million to our defined benefit pension plans in 2007.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Adoption of SFAS 158

On September 29, 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” was issued. SFAS 158 requires, among other things, the recognition of the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net unrecognized actuarial gains or losses as well as subsequent changes in the funded status is recognized as a component of accumulated other comprehensive loss in shareholder’s equity. Additional minimum pension liabilities (AML) and related intangible assets are also reversed upon adoption of the new standard. SFAS 158 requires initial application for fiscal years ending after December 15, 2006. We adopted SFAS 158 as of December 31, 2006, except for the provision requiring companies to measure plan assets and liabilities as of the end of a fiscal year which is not effective until 2008. The following table summarizes the effect of required changes in the AML as of December 31, 2006, prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2006 Prior to AML & SFAS 158 Adjustments	AML Adjustments	SFAS 158 Adjustments	December 31, 2006 Post AML & SFAS 158 Adjustments
	Millions
Prepaid expenses and other current assets	$130	$—	$(14)	$116
Deferred income taxes	442	(51)	42	433
Other assets	177	(19)	(17)	141
Total assets	7,524	(70)	11	7,465
Other accrued expenses	1,360	—	(229)	1,131
Pensions	190	(155)	332	367
Postretirement benefits other than pensions	521	—	2	523
Other liabilities and deferred revenue	472	—	1	473
Total liabilities	4,458	(155)	106	4,409
Minority interests	251	4	(1)	254
Defined other postretirement benefits	—	—	(3)	(3)
Defined benefit pension plans	—	—	(508)	(508)
Minimum pension liability adjustment	(523)	102	421	—
Foreign currency translation adjustments	—	(21)	(4)	(25)
Total accumulated other comprehensive loss	(513)	81	(94)	(526)
Total shareholders’ equity	2,815	81	(94)	2,802
Total liabilities and shareholder’s equity	$7,524	$(70)	$11	$7,465

As it relates to pension benefits, the AML was eliminated upon the adoption of SFAS 158. The estimated accumulated benefit obligation related to the U.S., U.K. and several other smaller pension plans exceeded the fair value of the plan assets as of December 31, 2006 and 2005. In 2005, the AML increased by $24 million (after tax and minority interest). Prior to adopting SFAS 158, a decrease in the AML resulted in a $102 million credit (after tax and minority interest) to shareholders’ equity in 2006. The net impact to shareholder’s equity, including foreign currency translation effects, was $81 million. The adoption of SFAS 158 resulted in a net charge to shareholders’ equity of $91 million, including $4 million of foreign currency translation effects. The net charge to shareholders’ equity at December 31, 2006, as a result of the decrease in the AML and the adoption of SFAS 158 is $10 million. For postretirement benefits, the adoption of SFAS 158 resulted in a charge to shareholders’ equity of $3 million.

SFAS 158 provided guidance on current and non-current classifications for defined benefit pension plan liabilities. Specifically, if there is inadequate funding in the plan assets to cover the next 12 months of benefit payments, the shortfall must be classified as a current liability. If there is adequate funding the pension liability is classified as noncurrent. This methodology is applied on a plan by plan basis and cannot be applied retrospectively under SFAS 158. At December 31, 2006, we classified $6 million as a current pension liability in “Other accrued expenses” compared to $174 million at December 31, 2005.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension	Other Postretirement Benefits	Total
	Millions
Prior service cost (credit)	$2	$(10)	$(8)
Net actuarial loss (gain)	58	(1)	57

We use a November 30 measurement date for our U.S. and non-U.S. plans for both pension and other postretirement benefit plans. The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in our Consolidated Balance Sheets for both pensions and other postretirement benefit plans. Benefit obligation balances presented below reflect the PBO for our pension plans and accumulated postretirement benefit obligations (APBO) for our other postretirement benefit plans.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	December 31,
	2006	2005	2006	2005	2006	2005
	Millions
Change in benefit obligations
Benefit obligation at beginning of year	$1,983	$1,911	$1,013	$1,017	$596	$694
Service cost	48	47	31	21	1	2
Interest cost	106	105	53	51	32	38
Plan participants’ contributions	—	1	3	9	—	—
Amendments	(20)	—	—	—	—	(55)
Actuarial losses (gains)	19	65	43	71	5	(20)
Benefits paid from fund	(141)	(140)	(37)	(34)	—	—
Benefits paid directly by Company	(5)	(5)	(1)	—	(56)	(59)
Exchange rate changes	—	—	142	(109)	—	—
Other	—	(1)	2	(13)	(1)	(4)
Benefit obligations at end of year	$1,990	$1,983	$1,249	$1,013	$577	$596
Change in plan assets
Fair value of plan assets at beginning of year	$1,606	$1,526	$737	$686	$—	$—
Actual return on plan assets	221	130	91	125	—	—
Company contributions	120	89	152	40	—	—
Plan participants’ contributions	—	1	3	9	—	—
Benefits paid	(141)	(140)	(37)	(34)	—	—
Exchange rate changes	—	—	114	(76)	—	—
Other	—	—	—	(13)	—	—
Fair value of plan assets at end of year	$1,806	$1,606	$1,060	$737	$—	$—
Funded status
Underfunded status	$(188)	$(377)	$(191)	$(276)	$(577)	$(596)
Overfunded status	4	—	2	—	—	—
Unrecognized actuarial loss	—	581	—	329	—	45
Company contributions after measurement date	1	—	5	20	—	—
Unrecognized prior service cost (credit)	—	11	—	22	—	(59)
Net amount recognized	$(183)	$215	$(184)	$95	$(577)	$(610)
Amounts recognized in consolidated balance sheets
Prepaid benefit cost	$4	$—	$2	$6	$—	$—
Accrued benefit liability—current	(5)	(126)	(1)	(48)	(54)	(56)
Accrued benefit liability—long-term	(182)	(231)	(185)	(165)	(523)	(554)
Intangible asset	—	15	—	22	—	—
Accumulated other comprehensive loss	—	557	—	280	—	—
Net amount recognized	$(183)	$215	$(184)	$95	$(577)	$(610)
Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$468	$—	$358	$—	$52	$—
Prior service (credit) cost	(11)	—	20	—	(50)	—
Net amount recognized	$457	$—	$378	$—	$2	$—

In addition to the pension values in the above table, we also maintain defined benefit pension plans in nine other countries outside the United States that comprise less than one percent of our pension plan assets and obligations. Additional postretirement plans are maintained in three other countries outside the United States and also comprise less than one percent of our postretirement obligations.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information regarding underfunded pension plans that are included in the preceding table:

	Pension
	U.S. Plans		Non-U.S. Plans
	December 31,
	2006	2005	2006	2005
	Millions
Total accumulated benefit obligation	$1,969	$1,962	$1,161	$945
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	1,930	1,983	1,202	974
Accumulated benefit obligation	1,908	1,962	1,120	911
Fair value of plan assets	1,742	1,606	1,011	699
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	1,930	1,983	1,202	1,006
Accumulated benefit obligation	1,908	1,962	1,120	940
Fair value of plan assets	1,742	1,606	1,011	730

The following table presents the net periodic pension and other postretirement benefits expense under our plans:

	Pension						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	Years ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004
	Millions
Service cost	$48	$47	$39	$31	$21	$20	$1	$2	$4
Interest cost	106	105	108	53	51	49	32	38	43
Expected return on plan assets	(127)	(123)	(121)	(54)	(53)	(52)	—	—	—
Amortization of prior service cost (credit)	3	3	9	3	3	3	(10)	(2)	(2)
Recognized net actuarial loss (gain)	38	34	22	19	15	12	(1)	—	6
Other	(1)	—	—	1	—	—	(1)	—	—
Net periodic benefit cost	$67	$66	$57	$53	$37	$32	$21	$38	$51

The Medicare Prescription Drug Improvement and Modernization Act of 2003 was reflected in the APBO beginning December 31, 2004, assuming we will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and we will receive the federal subsidy.

The APBO at December 31, 2004, decreased by approximately $28 million due to the effect of the federal subsidy, and the net periodic postretirement benefit cost for 2005 and 2006 was reduced by approximately $4 million in both years.

Assumptions

The table below presents various assumptions used in determining the benefit obligation for each year and reflects weighted-average percentages for the various plans (Non-U.S. is primarily the United Kingdom):

	Pension				Other
	U.S. Plans		Non U.S. Plans		Postretirement Benefits
	2006	2005	2006	2005	2006	2005
Discount rate	5.60%	5.60%	4.96%	4.95%	5.60%	5.60%
Compensation increase rate	4.00%	4.00%	4.02%	3.75%	N/A	N/A

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents various assumptions used in determining the net periodic cost and reflects weighted-average percentages for the various plans (Non-U.S. is primarily the United Kingdom):

	Pension						Other
	U.S. Plans			Non-U.S. Plans			Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.60%	5.75%	6.25%	4.95%	5.30%	5.66%	5.60%	5.75%	6.26%
Expected return on plan assets	8.50%	8.50%	8.50%	7.24%	7.56%	8.08%	N/A	N/A	N/A
Compensation increase rate	4.00%	4.00%	4.00%	3.75%	3.75%	3.74%	N/A	N/A	N/A

Our consolidated postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2006. The rate was assumed to decrease on a linear basis to 5 percent through 2010 and remain at that level thereafter. An increase in the health care cost trends of 1 percent would increase our APBO by $23 million as of December 31, 2006 and the net periodic postretirement benefit expense for 2006 by $1 million. A decrease in the health care cost trends of 1 percent would decrease our APBO by $20 million as of December 31, 2006 and the net periodic postretirement benefit expense for 2006 by $1 million.

The plan assets for our defined benefit pension plans do not include any of our common stock. The table below presents our pension plan asset allocation at December 31, 2006, 2005 and target allocation for 2007:

	Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2007	2006	2005
Equity securities	60-80%	62.7%	64.1%
Fixed income	23-33%	33.4%	33.5%
Real estate/Other	3-7%	3.9%	2.4%
Total		100.0%	100.0%

Cash Flows

The table below presents expected future benefit payments under our pension plans:

	2007	2008	2009	2010	2011	2012-2016
	Millions
Expected benefit payments—pensions	$202	$200	$204	$208	$211	$1,086
Expected benefit payments, net of Medicare Part D subsidy—postretirement	56	56	56	55	54	235
Medicare Part D subsidy	4	5	5	5	6	34

Other Plans

We also sponsor defined contribution plans for certain hourly and salaried employees. During 2006, 2005 and 2004, expenses incurred related to our contributions to these plans were $27 million, $27 million and $25 million, respectively.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13.  PRODUCT WARRANTY LIABILITY

A summary of the activity in our warranty liability account, which includes warranty provisions and payments, changes in our estimates for pre-existing warranties and changes in our deferred revenue balances associated with extended warranty programs is as follows:

	December 31,
	2006	2005
	Millions
Balance, beginning of year	$581	$495
Provision for warranties issued	332	275
Deferred revenue on extended warranty contracts sold	75	68
Payments	(292)	(223)
Amortization of deferred revenue on extended warranty contracts	(37)	(19)
Changes in estimates for pre-existing warranties	(14)	(11)
Foreign currency translation	7	(4)
Balance, end of year	$652	$581

The current portion of our warranty balance is included in “Other accrued expenses” and the remaining balance is included in “Other liabilities and deferred revenue” on our Consolidated Balance Sheets. The amount of deferred revenue related to extended warranty programs at December 31, 2006 and 2005, was $166 million and $122 million, respectively.

NOTE 14.  COMMITMENTS AND CONTINGENCIES

We are defendants in a number of pending legal actions, including actions related to the use and performance of our products. We carry product liability insurance covering significant claims for damages involving personal injury and property damage. We also establish reserves for these and other matters in which losses are probable and can be reasonably estimated. In the event we are determined to be liable for damages in connection with actions and proceedings, the unaccrued portion of such liability is not expected to be material. We also have been identified as a potentially responsible party at several waste disposal sites under U.S. and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites. We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. We have established reserves that we believe are adequate for our expected future liability in such actions and proceedings where the nature and extent of such liability can be reasonably estimated based upon presently available information.

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The operating agreement will continue to be in effect until February 7, 2008 and is subject to an automatic one year renewal without requiring the action of either party.

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at December 31, 2006, was $8 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. The maximum potential loss related to these other guarantees is $7 million at December 31, 2006.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs. At December 31, 2006, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $17 million. However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

Indemnifications

Periodically, we enter into various contractual arrangements where we agree to indemnify a third-party against certain types of losses. Common types of indemnifications include:

•       product liability and license, patent or trademark indemnifications,

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

Joint Venture Commitments

As of December 31, 2006, we have committed to invest $71 million into existing joint ventures and two joint ventures that will be formed in 2007. It is expected that the majority of the outlay will be funded in 2007.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15.  MINORITY INTERESTS

Minority shareholders’ interests in the equity of consolidated subsidiaries are as follows:

	December 31,
	2006	2005
	Millions
Cummins India Ltd.	$121	$102
Consolidated Diesel Company	52	46
Wuxi Holset Engineering Co. Ltd.	19	16
All others	62	61
Total	$254	$225

NOTE 16.  SHAREHOLDERS’ EQUITY

Changes in shares of common stock are as follows:

	Common Stock	Common Stock Held in Treasury	Common Stock Held in Trust
	Millions
Balance at December 31, 2003	48.3	5.6	2.3
Shares issued	—	(3.4)	—
Other shareholder transactions	(0.1)	—	(0.1)
Balance at December 31, 2004	48.2	2.2	2.2
Shares acquired	—	0.4	—
Shares issued	0.3	(0.6)	—
Other shareholder transactions	—	—	(0.2)
Balance at December 31, 2005	48.5	2.0	2.0
Shares acquired	—	1.1	—
Shares issued	6.6	(0.2)	—
Other shareholder transactions	(0.1)	—	(0.1)
Balance at December 31, 2006	55.0	2.9	1.9

Cash Dividends

Cash dividends of $0.30 per common share were declared in the first and second quarters of 2006. In July 2006, the Board of Directors voted to increase the quarterly cash dividend per share by 20 percent to $0.36 per share, and as a result cash dividends of $0.36 per common share were declared in the third and fourth quarter of 2006. Cash dividends of $0.30 per common share were declared and paid in each quarter of 2005 and 2004. Dividends paid to common shareholders for the years ended December 31, 2006, 2005 and 2004 were $66 million, $56 million and $53 million, respectively. Declaration and payment of dividends in the future depends upon earnings and liquidity position, among other factors.

Treasury Stock

Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in our Consolidated Balance Sheets. From time to time, treasury shares

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional contributed capital.

Treasury stock activity for the three-year period ended December 31, 2006, consisting of shares issued and purchased is presented in the Consolidated Statements of Shareholders’ Equity. During June of 2006, we completed the purchase of $100 million worth of common stock that began in September 2005. In July 2006, the Board of Directors authorized us to acquire up to two million shares of Cummins common stock in addition to what had been acquired under previous authorizations. For the year ended December 31, 2006, we repurchased approximately $121 million of common stock, representing approximately 1.1 million shares. This included purchases under our $100 million share repurchase program introduced in September 2005, which was completed in the second quarter of 2006.

Employee Stock Ownership Plan

We have an Employee Stock Ownership Plan (ESOP) Trust that was established in 1989 for certain domestic salaried employees participating in our 401(k) Retirement and Savings Plan (RSP). The ESOP has a note payable to us which will be funded through future Company contributions to the ESOP Trust.

Our annual cash contributions during plan year 2006, 2005 and 2004 along with dividends received on unallocated shares of our common stock held by the ESOP Trust and cash contributions from the Employee Benefit Trust were equal to the required principal and interest payments due under the ESOP notes and amounted to $9 million, $9 million and $8 million, respectively. Dividends received on allocated ESOP shares are used to purchase shares of our common stock from the Employee Benefit Trust. Those shares are then allocated to the participant accounts. As the debt is repaid, shares are released from the ESOP and are allocated to participants in proportion to their contributions to the RSP. Compensation expense is recorded as shares are allocated to plan participants each year and reduced by the common stock dividends received by the ESOP Trust. Unearned compensation is included in shareholders’ equity and represents compensation expense we will record in the future as the remaining shares are allocated to participants. All shares issued to the ESOP Trust are considered outstanding for purposes of computing earnings per share. Dividends on unallocated ESOP shares used to service a portion of the principal and interest due on the ESOP notes were $1 million for each of the years ended December 31, 2006, 2005 and 2004. Annual compensation expense for the ESOP was $3 million for each of the years ended December 31, 2006, 2005 and 2004. At December 31, 2006, the ESOP Trust held 432,036 shares allocated to participants, 425,824 unallocated shares and 142,677 committed to be released shares.

Employee Benefits Trust

In 1997, we established the Employee Benefits Trust funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the Employee Benefit Trust are dividends received on unallocated shares of our common stock held by the Employee Benefit Trust. While the Employee Benefits Trust may be used to fund a number of these plans, the principal use, is in funding matching contributions to employee accounts in the RSP made in proportion to employee contributions under terms of the RSP after shares released from the ESOP are exhausted. We allocate shares to employee accounts as our matching contributions are made to the RSP. Contributions charged to earnings were $9 million in 2006, $10 million in 2005 and $9 million in 2004.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive Loss

Following are the items included in other comprehensive earnings (loss) and the related tax effects:

	Before	Tax	After
	Tax	(Provision)	Tax
	Amount	Benefit	Amount
	Millions
Year ended December 31, 2006
Minimum pension liability adjustment	$154	$(52)	$102
Foreign currency translation adjustments	72	(9)	63
Unrealized loss on marketable securities:
Holding loss	(2)	1	(1)
Reclassification of realized loss to net earnings	—	—	—
Net unrealized loss	(2)	1	(1)
Unrealized gain on derivatives:
Holding gain	36	(12)	24
Reclassification of realized gain to net earnings	(25)	8	(17)
Net unrealized gain	11	(4)	7
Total other comprehensive income	$235	$(64)	$171
Year ended December 31, 2005
Minimum pension liability adjustment	$(39)	$15	$(24)
Foreign currency translation adjustments	(39)	—	(39)
Unrealized gain on marketable securities:
Holding gain	5	(2)	3
Reclassification of realized gain to net earnings	(2)	1	(1)
Net unrealized gain	3	(1)	2
Unrealized loss on derivatives:
Holding loss	(9)	3	(6)
Reclassification of realized loss to net earnings	6	(2)	4
Net unrealized loss	(3)	1	(2)
Total other comprehensive loss	$(78)	$15	$(63)
Year ended December 31, 2004
Minimum pension liability adjustment	$(104)	$39	$(65)
Foreign currency translation adjustments	26	(6)	20
Unrealized gain (loss) on marketable securities:
Holding gain (loss)	—	—	—
Reclassification of realized gain to net earnings	(7)	3	(4)
Net unrealized loss	(7)	3	(4)
Unrealized gain (loss) on derivatives:
Holding loss	(8)	3	(5)
Reclassification of realized loss to net earnings	9	(3)	6
Net unrealized gain	1	—	1
Total other comprehensive loss	$(84)	$36	$(48)

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. EARNINGS PER SHARE

We calculate basic earnings per share (EPS) of common stock by dividing net earnings by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if options or securities are exercised or debt is converted into common stock and the effect of the exercise or conversion reduces EPS. We exclude shares of common stock held in the Employee Benefits Trust (see Note 16) from the calculation of the weighted-average common shares outstanding until those shares are distributed from the Employee Benefits Trust to the RSP. Following is a reconciliation of net earnings and weighted-average common shares outstanding for purposes of calculating basic and diluted earnings per share:

	Years ended December 31
	2006	2005	2004
	Millions (except shares and per share amounts)
Net earnings for basic EPS	$715.4	$549.8	$350.4
Interest on junior convertible subordinated debentures, net of tax	5.9	12.9	13.0
Net earnings for diluted EPS	$721.3	$562.7	$363.4
Weighted-average common shares outstanding:
Basic	47,626,331	44,239,131	42,215,812
Dilutive effect of stock compensation awards	395,942	544,816	680,033
Dilutive effect of junior convertible subordinated debentures	2,754,447	6,310,761	6,311,400
Diluted	50,776,720	51,094,708	49,207,245
Earnings per common share:
Basic	$15.02	$12.43	$8.30
Diluted	14.21	11.01	7.39

The weighted-average diluted common shares outstanding for 2004 excludes the effect of approximately 0.3 million common stock options since such options have an exercise price in excess of the average market value of our common stock during those years. In 2005 and 2006, the average market value of our common stock was greater than the exercise price of our common stock options and therefore no options were excluded from our calculation of the weighted-average diluted shares outstanding.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial derivative instruments including commodity forward contracts, currency forward contracts and interest rate swaps. As stated in our policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculation purposes. Our hedging transactions are entered into with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis. The following table summarizes our outstanding derivatives by risk category and instrument type:

	December 31,
	2006		2005
	Notional		Notional
	Amount	Fair Value	Amount	Fair Value
	Millions
Foreign currency:
Forward contracts	$72	$4	$440	$11
Commodity price:
Forward contracts	114	11	46	8
Interest rate:
Fixed-to-floating swap	250	(3)	250	5
	$436	$12	$736	$24

Foreign Currency Exchange Rate Risks

As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our earnings experience some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), and are recorded in the Consolidated Balance Sheets at fair value in “Other current assets” and “Other accrued expenses.” The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss.” When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. For the year ended December 31, 2006, gains of $7 million were reclassified from “Accumulated other comprehensive loss” to earnings. The amount of gain reclassified for the year ended December 31, 2005, was $6 million. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current earnings during the period of change. As of December 31, 2006, $1 million of unrealized gains, net of tax, were included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets and are expected to be reclassified to earnings over the next twelve months. As of December 31, 2005, $4 million of deferred losses, net of tax, were included in “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. For the years ended December 31, 2006 and 2005, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our internal policy allows for managing anticipated foreign currency cash flow for up to one year. As of December 31, 2006, approximately 99 percent of the notional amount of the forward contracts shown in the table above was attributable to five currencies, the British Pound (68 percent), the Indian Rupee (20 percent), the Mexican Peso (7 percent), the Euro (2 percent) and the Australian Dollar (2 percent). As of December 31, 2005, approximately 95 percent of the notional amount of the forward contracts shown in the table above was attributable to five currencies, the British Pound (41 percent), the Euro (19 percent), the Australian Dollar (16 percent), the Mexican Peso (13 percent) and the Indian Rupee (6 percent).

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

In November 2002, we terminated an interest rate swap relating to our 6.45% notes that matured in 2005. The swap acted as a fair value hedge and converted $225 million notional amount from fixed rate debt into floating rate debt that matured in 2005. The termination of the swap resulted in a $12 million gain. The gain was amortized to earnings as a reduction of interest expense over the remaining life of the debt. The amount of gain recognized during 2005 and 2004 was $1 million and $5 million, respectively. As of December 31, 2005, there was no longer any deferred gain remaining on our Consolidated Balance Sheets.

We have equity method investees, whose financial results are not consolidated, that have entered into floating-to-fixed interest rate swap agreements. The swaps have been designated and qualify as cash flow hedges under SFAS 133. We record our share of the gain or loss on these instruments in “Accumulated other comprehensive loss.” As of December 31, 2006, the gains and losses related to these swaps were not material.

Commodity Forward Contracts

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity forward contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The forward contracts are derivative contracts that are designated as cash flow hedges under SFAS 133 and are recorded in the Consolidated Balance Sheets at fair value in “Other current assets”, “Other assets”, and “Other accrued expenses.” The effective portion of the unrealized gain or loss is deferred and reported as a component of “Accumulated other comprehensive loss.” When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into earnings in the

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. For the year ended December 31, 2006, gains of $18 million were reclassified from “Accumulated other comprehensive loss” to earnings. Amounts reclassified from “Accumulated other comprehensive loss” to earnings were not material for the year ended December 31, 2005. The ineffective portion of the hedge, if any, is recognized in current earnings in the period in which the ineffectiveness occurs. As of December 31, 2006 and 2005, unrealized gains, net of tax, related to commodity forward contracts were $7 million and $5 million, respectively. During 2007 we expect to reclassify net gains of $8 million from “Accumulated other comprehensive loss” to earnings.

Our internal policy allows for managing these cash flow hedges for up to three years. For the year ended December 31, 2006, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Fair Value of Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of total debt, including current maturities, at December 31, 2006, was approximately $799 million. The carrying value at that date was $811 million. At December 31, 2005, the fair and carrying values of total debt, including current maturities, were $1,677 million and $1,367 million, respectively. The carrying values of all other receivables and liabilities approximated fair values.

NOTE 19. STOCK INCENTIVE AND STOCK OPTION PLANS

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

The performance shares are granted as target awards and are earned based on our return on equity (ROE) performance. A payout factor has been established ranging from zero to 200 percent of the target award based on the actual ROE performance during the two-year period. Any shares earned are then restricted for one additional year. Employees leaving the company prior to the end of the restriction period forfeit their shares. Compensation expense is recorded ratably over the period beginning on the grant date until the shares become unrestricted and is based on the amount of the award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Issued to Employees” and related interpretations in accounting for our plans prior to January 1, 2003 and accordingly, did not recognize compensation expense for these plans because we granted options at exercise prices equal to the market value of our stock on the grant date.

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which revised SFAS No. 123 and supercedes APB No. 25. We adopted this statement using the modified prospective transition method which does not require the restatement of prior periods. SFAS No. 123R requires the recognition of expense for share-based payments to be recorded in the consolidated financial statements based on the grant date fair value and to be recognized over their vesting periods. Under SFAS No. 123R, we are required to select a valuation technique or option-pricing model that meets the requirements of the standard. Allowable valuation models include a binomial model and the Black-Scholes model. At the present time, we are continuing to use the Black-Scholes model. Since we had previously accounted for our awards at fair value under SFAS No. 123, the impact of adopting SFAS No. 123R was not material to our Consolidated Financial Statements. The two most significant changes related to accounting for forfeitures and accounting for tax benefits of awards. SFAS No. 123R requires us to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The cumulative adjustment we recorded upon the adoption of SFAS No. 123R for the estimated forfeitures on grants outstanding on the date of adoption was not material. Excess tax benefits related to share-based compensation are now classified as a financing activity in the statement of cash flows rather than an operating activity. For the year ended December 31, 2006, we had $6 million of excess tax benefits related to share-based compensation presented in our Consolidated Statement of Cash Flows as a financing activity.

Compensation expense (net of estimated forfeitures) related to our share-based plans for the year ended December 31, 2006, was approximately $18 million. Compensation expense (net of actual forfeitures) related to our share-based plans for the years ended December 31, 2005 and 2004, was approximately $16 million in each year. The excess tax benefit associated with our share-based plans for the years ended December 31, 2006, 2005 and 2004, was $6 million, $7 million and $27 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards was approximately $32 million at December 31, 2006 and was expected to be recognized over a weighted-average period of 1.5 years.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the activity in our stock option plans:

	Options	Weighted-average Exercise Price
Balance, December 31, 2003	4,493,375	$43.50
Granted	5,500	53.84
Reinstated grants	36,050	42.20
Exercised	(3,427,345)	42.92
Forfeited	(77,380)	43.92
Expired	(10,210)	49.12
Balance, December 31, 2004	1,019,990	$45.39
Granted	2,900	70.24
Reinstated grants	3,100	38.85
Exercised	(616,540)	46.06
Forfeited	(5,550)	41.78
Expired	(4,200)	41.15
Balance, December 31, 2005	399,700	$44.59
Granted	450	105.24
Exercised	(190,560)	45.80
Forfeited	—	—
Expired	(1,650)	40.63
Balance, December 31, 2006	207,940	$43.64
Exercisable, December 31, 2004	511,555	$42.75
Exercisable, December 31, 2005	399,700	$44.59
Exercisable, December 31, 2006	207,940	$43.64

The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004, was $105.24, $70.24 and $53.84, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was approximately $14 million, $34 million and $77 million, respectively.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average grant date fair value of performance and restricted shares is as follows:

	Performance Shares	Weighted- average Fair Value
Nonvested at December 31, 2003	278,000	$48.05
Granted	280,890	50.24
Vested	—	—
Forfeited	(31,340)	48.44
Nonvested at December 31, 2004	527,550	$49.19
Granted	200,340	74.87
Vested	—	—
Forfeited	(5,240)	58.39
Nonvested at December 31, 2005	722,650	$56.27
Granted	175,148	98.86
Vested	(246,800)	48.05
Forfeited	(14,703)	56.13
Nonvested at December 31, 2006	636,295	$71.19

	Restricted Shares	Weighted- average Fair Value
Nonvested at December 31, 2003	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2004	—	$—
Granted	1,000	74.87
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2005	1,000	$74.87
Granted	50,000	107.85
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2006	51,000	$107.20

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2006	2005	2004
Expected life (years)	7	7	7
Risk-free interest rate	4.9%	4.1%	3.8%
Expected volatility	26.4%	38.7%	41.0%
Dividend yield	1.8%	2.5%	3.2%

Expected life—The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding based upon our historical data.

Risk-free interest rate—The risk-free interest rate assumption is based upon the observed U.S. treasury security rate appropriate for the expected life of our employee stock options.

Expected volatility—The expected volatility assumption is based upon the weighted-average historical daily price changes of our common stock over the most recent period equal to the expected option life of the grant, adjusted for activity which is not expected to occur in the future.

Dividend yield—The dividend yield assumption is based on our history and expectation of dividend payouts.

The table below summarizes stock option information for options outstanding, all of which are currently exercisable at December 31, 2006:

	Options Outstanding and Exercisable
Exercise Price Range	Number of Options	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price	Aggregate Intrinsic Value
$23.95 - 35.92	650	1.7	$32.01	$56,009
$35.93 - 53.89	188,040	4.4	42.34	14,260,507
$53.90 - 107.44	19,250	1.5	56.69	1,183,668
	207,940	4.1	$43.64	$15,500,184

NOTE 20. LEASES

We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next ten years and contain renewal provisions. Rent expense under these leases approximated $98 million, $91 million and $79 million in 2006, 2005 and 2004, respectively.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of the future minimum lease payments under capital and operating leases, including leases in our rental business discussed below, with terms of more than one year at December 31, 2006, together with the net present value of the minimum payments under capital leases:

	Capital Leases	Operating Leases
	Millions
2007	$36	$39
2008	36	30
2009	30	24
2010	25	19
2011	19	14
After 2011	50	23
Total minimum lease payments	$196	$149
Interest	(33)
Present value of net minimum lease payments	$163

In addition, we have subleased certain of the facilities under operating lease to third parties. The future minimum lease payments due from lessees under those arrangements are $1 million in 2007, $1 million in 2008, $1 million in 2009, $1 million in 2010 and zero in 2011.

In July 2006, we amended and extended the lease on our corporate headquarters facility to 2019. As a result of this extension, we were required to re-evaluate the classification of this lease. Based on the terms of the extension, this lease is now classified as a capital lease.

Rental Business

A significant portion of the equipment in our rental business is financed under capital leases. During the third quarter of 2006, we extended a lease relating to a portion of our rental business by six years. The lease was set to expire on September 30, 2006. Instead of paying a balloon payment of approximately $42 million on September 30, 2006, the amount has been financed over a six year term at a fixed rate. In addition to extending this lease, we reduced the interest rate by approximately 2 percentage points. During the fourth quarter of 2006, we refinanced a lease relating to another portion of our rental business. Under the terms of the agreement which is effective as of January 1, 2007, the new lease has a six year term with a fixed rate that is approximately 2 percentage points lower than the existing lease. The total amount refinanced was approximately $28 million. These two leases are with two different lessors. Under each lease we are permitted to prepay, subject to certain conditions, the outstanding balance under the lease for the principal amount outstanding plus a prepayment penalty. For each of these leases we have the option to purchase the equipment at the end of the lease term for one dollar. The equipment under these leases is capitalized and amortized over its estimated useful life. As of December 31, 2006 and 2005, we had outstanding capital leases under this program of $69 million and $82 million, respectively. Future lease payments, including repurchase obligations, under each lease are included in the table above.

Sale and Leaseback Transactions

In 2001, we entered into a sale-leaseback agreement whereby we sold and leased back certain heavy-duty engine manufacturing equipment from a grantor trust wholly-owned by a financial institution. The lease was classified as an operating lease with a lease term of 11.5 years, expiring June 28, 2013, and

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December 2003, the grantor trust which acts as the lessor in the sale and leaseback transaction described above was consolidated due to the adoption of FIN 46R. A description of the entity consolidated and the impact of adopting FIN 46R are described in Note 2. As a result of the consolidation, the manufacturing equipment and the trust’s obligations under its non-recourse debt arrangement are included in our Consolidated Balance Sheets as property, plant and equipment and long-term debt, respectively. The non-recourse debt arrangement is more fully discussed in Note 11. In addition, our Consolidated Statements of Earnings includes interest expense on the lessor’s debt obligations and depreciation expense on the manufacturing equipment rather than rent expense under the lease agreement. The amount of interest expense in 2006, 2005 and 2004 was $5 million, $6 million and $7 million, respectively. The amount of depreciation expense in 2006, 2005 and 2004 was $17 million, $14 million and $11 million, respectively.

NOTE 21. OPERATING SEGMENTS

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

Our reportable operating segments consist of the following: Engine, Power Generation, Components, and Distribution. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military. The Power Generation segment is an integrated provider of power systems selling engines, generator sets and alternators and providing rental of power equipment for both standby and prime power uses. The Components segment includes sales of filtration products, exhaust and aftertreatment systems, turbochargers and fuel systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets, and service parts, performing service and repair activities on our products and maintaining relationships with various original equipment manufacturers.

We use segment EBIT (defined as earnings before interest expense, taxes and minority interests) as a primary basis for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accounting policies of our operating segments are the same as those applied in the Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains and losses, prior service costs or credits, minimum pension liabilities or income taxes to individual segments. Segment EBIT may not be consistent with measures used by other companies.

We made certain leadership changes effective May 2, 2005, within our management team. In connection with these changes, certain modifications were made to our internal reporting. These modifications are summarized below:

•       The Filtration and Other segment was renamed the Components segment and now includes operating results of the fuel systems business which were previously included in the Engine segment. Historically, the fuel systems business transferred product within the Engine segment at cost. Beginning in the third quarter of 2005, those transfers now use a cost-plus based transfer price. As a result of this change, segment EBIT increased for the Components segment and decreased for the Engine segment but there was no impact to consolidated earnings. Revenues of the Components segment were also increased to reflect transfers to the Engine segment and eliminations were increased by a corresponding amount.

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
	Millions
2006
Net sales	$7,511	$2,416	$2,281	$1,385	$(2,231)	$11,362
Depreciation and amortization	192	36	57	11	—	296
Investee equity, royalty and other income	67	12	7	54	—	140
Interest income	36	7	2	2	—	47
Segment EBIT	733	220	107	144	(25)	1,179
Net assets	1,698	850	1,063	445	—	4,056
Investment in and advances to equity investees	213	23	40	69	—	345
Capital expenditures	125	45	70	9	—	249
2005
Net sales	$6,657	$1,999	$2,000	$1,191	$(1,929)	$9,918
Depreciation and amortization	182	45	53	15	—	295
Investee equity, royalty and other income	80	9	8	34	—	131
Interest income	17	3	3	1	—	24
Segment EBIT	582	145	89	107	(16)	907
Net assets	1,518	718	944	299	—	3,479
Investment in and advances to equity investees	177	23	31	47	—	278
Capital expenditures	75	36	68	7	—	186
2004
Net sales	$5,424	$1,842	$1,783	$973	$(1,584)	$8,438
Depreciation and amortization	177	39	49	7	—	272
Investee equity, royalty and other income	80	6	9	25	—	120
Interest income	5	4	2	1	—	12
Segment EBIT	328	60	84	79	(8)	543
Net assets	1,282	717	896	256	—	3,151
Investment in and advances to equity investees	216	18	19	33	—	286
Capital expenditures	68	34	43	6	—	151

(1)             Includes intercompany eliminations and unallocated expenses.

A reconciliation of our segment information to the corresponding amounts in the Consolidated Financial Statements is shown in the table below:

	Years ended December 31,
	2006	2005	2004
	Millions
Segment EBIT	$1,179	$907	$543
Less:
Interest expense	96	109	111
Earnings before income taxes and minority interests	$1,083	$798	$432

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2006	2005
	Millions
Net assets for operating segments	$4,056	$3,479
Liabilities deducted in arriving at net assets	3,510	3,354
Minimum pension liability excluded from net assets	—	(837)
Pension and other postretirement liabilities	(837)	—
Deferred tax assets not allocated to segments	710	863
Debt-related costs not allocated to segments	26	26
Total assets	$7,465	$6,885

The table below presents certain segment information by geographic area. Net sales attributed to geographic areas are based on the location of the customer.

	Years ended and as of December 31,
	2006	2005	2004
	Millions
Net sales
United States	$5,719	$4,832	$4,363
United Kingdom	463	437	395
Canada	743	728	549
Other foreign countries	4,437	3,921	3,131
Total net sales	$11,362	$9,918	$8,438
Long-lived assets
United States	$1,397	$1,387
United Kingdom	207	204
Other foreign countries	456	420
Total long-lived assets	$2,060	$2,011

Our largest customer is DaimlerChrysler. Worldwide sales to this customer were $1.2 billion in 2006, $1.2 billion in 2005 and $1.1 billion in 2004 representing 10 percent, 12 percent, and 13 percent, respectively, of consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

SELECTED QUARTERLY FINANCIAL DATA

UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2006
	Millions, except per share amounts
Net sales	$2,678	$2,842	$2,809	$3,033
Gross margin	599	672	654	670
Net earnings	135	220	171	189
Net earnings per share—basic(a)	$3.04	$4.81	$3.40	$3.78
Net earnings per share—diluted(a)	$2.70	$4.38	$3.37	$3.75
Dividends per share	$0.30	$0.30	$0.36	$0.36
Stock price per share
High	$110.60	$122.75	$124.97	$139.20
Low	$88.69	$100.25	$108.50	$117.55

	2005
Net sales	$2,208	$2,490	$2,467	$2,753
Gross margin	456	550	561	619
Net earnings	97	141	145	167
Net earnings per share—basic(a)	$2.20	$3.20	$3.27	$3.75
Net earnings per share—diluted(a)	$1.96	$2.83	$2.90	$3.31
Dividends per share	$0.30	$0.30	$0.30	$0.30
Stock price per share
High	$84.60	$75.65	$93.88	$92.50
Low	$70.16	$63.59	$72.27	$77.80

(a)           Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share does not equal the full year earnings per share.

At December 31, 2006, there were approximately 3,508 holders of record of Cummins Inc.’s $2.50 par value common stock.

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

Date: February 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
*	Chairman of the Board of Directors and	February 26, 2007
Theodore M. Solso	Chief Executive Officer (Principal Executive Officer)
*	Director, President and Chief Operating	February 26, 2007
F. Joseph Loughrey	Officer
*	Director	February 26, 2007
Robert J. Darnall
*	Director	February 26, 2007
John M. Deutch
*	Director	February 26, 2007
Carl Ware
*	Director	February 26, 2007
Alexis M. Herman
*	Director	February 26, 2007
William I. Miller
*	Director	February 26, 2007
Georgia R. Nelson
*	Director	February 26, 2007
J. Lawrence Wilson

By:	/s/ JEAN S. BLACKWELL
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

3(b)

By-laws of Cummins Inc., as amended and restated effective as of October 8, 2002 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2003, by reference to Form 8-K dated February 16, 2006, by reference to Form 8-K dated May 12, 2006, by reference to Form 8-K dated December 18, 2006).

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

10(a)	2003 Stock Incentive Plan, as amended (filed herewith)
10(b)	Target Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(c)	Deferred Compensation Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(d)	Key Employee Stock Investment Plan, as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(e)	Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(f)	Financial Counseling Program (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(g)	1986 Stock Option Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1986, Exhibit 10(g)).
10(h)	Deferred Compensation Plan for Non-Employee Directors, as amended, effective as of April 15, 1994 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(i)	Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10(j)	Excess Benefit Retirement Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).

10(k)	Employee Stock Purchase Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998).
10(l)	Retirement Plan for Non-Employee Directors of Cummins Inc., as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(m)	Three Year Performance Plan, as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(n)	1992 Stock Incentive Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(s)).
10(o)	Restricted Stock Plan for Non-Employee Directors, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(p)	2006 Executive Retention Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005).
10(q)	Senior Executive Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(r)	Senior Executive Three Year Performance Plan, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(s)	Fifth Amendment of Cummins Inc. Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005).
12	Calculation of Ratio of Earnings to Fixed Charges (filed herewith)
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).