Form 10-Q
period 2007-04-01
CUMMINS INC
filed 2007-05-07
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2007

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

As of April 1, 2007, there were 104,273,050 shares of common stock outstanding with a par value of $2.50 per share.

CUMMINS INC.  AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
	April 1,	April 2,
	2007	2006
	Millions (except per share amounts)
Net sales (includes related party sales of $454 and $361, respectively)	$2,817	$2,678
Cost of sales	2,265	2,112
Gross margin	552	566

Operating expenses and income
Selling and administrative expenses	283	268
Research and engineering expenses	80	82
Investee equity, royalty and other income (Note 2)	36	31
Other operating (expense) income, net	(2)	1

Operating earnings	223	248

Interest income	11	9
Interest expense	16	27
Other income (expense), net	9	(2)
Earnings before income taxes and minority interests	227	228

Provision for income taxes (Note 4)	75	85
Minority interests in earnings of consolidated subsidiaries	9	8
Net earnings	$143	$135

Earnings per common share (Note 11)
Basic	$1.43	$1.52
Diluted	$1.42	$1.35

Cash dividends declared per common share	$0.18	$0.15

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 1,	December 31,
	2007	2006
	Millions, (except par value)
ASSETS
Current assets
Cash and cash equivalents	$521	$840
Marketable securities	69	95
Receivables, net (includes related party receivables of $202 and $180, respectively)	1,917	1,767
Inventories (Note 3)	1,563	1,393
Deferred income taxes	274	277
Prepaid expenses and other current assets	119	116
Total current assets	4,463	4,488
Long-term assets
Property, plant and equipment, net of accumulated depreciation of $2,550 and $2,521	1,541	1,574
Investments in and advances to equity investees	378	345
Goodwill (Note 5)	369	356
Other intangible assets, net (Note 5)	141	128
Deferred income taxes	415	433
Other assets	141	141
Total assets	$7,448	$7,465

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term borrowings (Note 6)	$82	$164
Accounts payable	1,230	1,104
Other accrued expenses	973	1,131
Total current liabilities	2,285	2,399
Long-term liabilities
Long-term debt	613	647
Pensions	319	367
Postretirement benefits other than pensions	523	523
Other liabilities and deferred revenue	518	473
Total liabilities	4,258	4,409
Commitments and contingencies (Note 9)	—	—
Minority interests	253	254
Shareholders' equity
Common stock, $2.50 par value, 150 shares authorized, 110.2 and 110.0 shares issued	275	137
Additional paid-in capital	1,368	1,500
Retained earnings	2,134	2,009
Accumulated other comprehensive loss
Defined benefit postretirement plans	(543)	(511)
Other	30	(15)
Total accumulated other comprehensive loss	(513)	(526)
Treasury stock, at cost, 5.9 and 5.8 shares	(222)	(212)
Common stock held in trust for employee benefit plans, 3.8 and 3.8 shares	(92)	(92)
Unearned compensation	(13)	(14)
Total shareholders' equity	2,937	2,802
Total liabilities, minority interests and shareholders' equity	$7,448	$7,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	April 1,	April 2,
	2007	2006
Cash flows from operating activities	Millions
Net earnings	$143	$135
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	68	74
Loss (gain) on disposal of property, plant and equipment	2	(2)
Deferred income tax provision	31	51
Equity in earnings of investees, net of dividends	(12)	(5)
Minority interests in earnings of consolidated subsidiaries	9	8
Pension expense (Note 7)	24	28
Pension contributions	(61)	(41)
Stock-based compensation expense	6	4
Translation and hedging activities	(5)	2
Changes in current assets and liabilities:
Receivables	(153)	(194)
Inventories	(165)	(75)
Other current assets	(6)	(18)
Accounts payable	126	108
Accrued expenses	(150)	(67)
Changes in long-term liabilities	15	(4)
Other, net	15	14
Net cash (used in) provided by operating activities	(113)	18
Cash flows from investing activities
Capital expenditures	(48)	(52)
Investments in internal use software	(13)	(12)
Proceeds from disposals of property, plant and equipment	2	22
Investments in and advances to equity investees	(17)	—
Acquisition of businesses, net of cash acquired	(20)	—
Investments in marketable securities—acquisitions	(68)	(38)
Investments in marketable securities—liquidations	94	42
Other, net	(3)	—
Net cash used in investing activities	(73)	(38)
Cash flows from financing activities
Proceeds from borrowings	4	19
Payments on borrowings and capital lease obligations	(101)	(64)
Net borrowings under short-term credit agreements	(2)	13
Distributions to minority shareholders	(6)	(6)
Dividend payments on common stock	(19)	(14)
Tax benefit on share-based awards	9	5
Proceeds from issuing common stock	2	4
Repurchases of common stock	(13)	(36)
Other, net	(9)	(5)
Net cash used in financing activities	(135)	(84)
Effect of exchange rate changes on cash and cash equivalents	2	1
Net decrease in cash and cash equivalents	(319)	(103)
Cash and cash equivalents at beginning of year	840	779
Cash and cash equivalents at end of period	$521	$676

Cash payments for:
Interest	$27	$31
Income taxes	$34	$31

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

Cummins Inc. ("Cummins," "the Company," "Registrant," "we," "our," or"us") is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and emissions solutions, fuel systems, controls and air handling systems.

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three month interim periods ended April 1, 2007 and April 2, 2006. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. The interim periods for 2007 and 2006 contain 13 weeks. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period condensed financial statements.  This includes all share and per share amounts which have been retroactively adjusted to reflect the two-for-one stock split that was distributed April 9, 2007.  See Note 11.

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

You should read these interim condensed financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our interim period financial results for the three month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. Those shipping and handling costs associated with operations of our inventory distribution centers and warehouse facilities were previously classified as "Selling and administrative expenses" in our Condensed Consolidated Statements of Earnings.  In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs,” we previously disclosed the amount of these shipping and handling costs that were included as “Selling and administrative expenses” in the notes to our Consolidated Financial Statements.  Beginning January 1, 2007, we revised our accounting policy and all shipping and handling costs are now classified as “Cost of sales.”  This presentation is more consistent with current industry practice.  For purposes of comparability, the $33 million previously classified as “Selling and administrative expenses” for the quarter ended April 2, 2006 has been adjusted retrospectively to apply the new method.  This change had no impact on operating earnings, net earnings, or earnings per share.

Recently Adopted Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 changes certain accounting requirements for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The new standard also changed certain accounting requirements for interest-only and principal-only strips and other aspects of accounting for securitized financial assets.  We adopted SFAS No. 155 on January 1, 2007.  We have no instruments covered by this standard, thus the adoption of SFAS No. 155 had no impact on our Condensed Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140,” that provides guidance on accounting for separately recognized servicing assets and servicing liabilities.  In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. We adopted SFAS No. 156 on January 1, 2007. We have no instruments covered by this standard, thus the adoption of SFAS No. 156 had no impact on our Condensed Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 resulted in an adjustment of less than $1 million to beginning retained earnings and had no impact to our results of operations.  See Note 4 for further information regarding the adoption of FIN 48.

Accounting Pronouncements Issued But Not Yet Effective

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We will adopt SFAS 157 effective January 1, 2008.  We are currently evaluating the impact, if any, that SFAS 157 will have on our Condensed Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact, if any, that SFAS 159 will have on our Condensed Consolidated Financial Statements.

NOTE 2.  INVESTMENTS IN EQUITY INVESTEES

Investee equity, royalty and other income included in our Condensed Consolidated Statements of Earnings for the interim reporting periods was as follows:

	Three months ended
	April 1,	April 2,
	2007	2006
	Millions
North American distributors	$15	$9
Dongfeng Cummins Engine Company, Ltd.	6	5
Cummins Mercruiser	3	1
Chongqing Cummins	5	3
Tata Cummins	2	3
Fleetguard Shanghai	1	1
All others	1	4
Cummins share of net earnings	33	26
Royalty and other income	3	5
Investee equity, royalty and other income	$36	$31

NOTE 3.  INVENTORIES

Inventories included the following:

	April 1,	December 31,
	2007	2006
	Millions
Finished products	$724	$705
Work-in-process and raw materials	913	761
Inventories at FIFO cost	1,637	1,466
Excess of FIFO over LIFO	(74)	(73)
Total inventories	$1,563	$1,393

NOTE 4.  INCOME TAXES

Our effective tax rate for the three months ended April 1, 2007, was 33 percent.  This rate was less than the 35 percent U.S. income tax rate primarily due to research tax credits and lower taxes on foreign earnings. Our effective tax rate for the three months ended April 2, 2006, was 37 percent.  This rate was higher than 35 percent due to legislation passed in Indiana during March 2006 which lowers our effective tax rate in Indiana over time.  As a result, our first quarter 2006 tax provision included a $12 million charge to reduce deferred tax assets to their ultimate expected realizable value. Partially offsetting this discrete period charge were export tax benefits (repealed after 2006), research tax credits, and taxes on foreign earnings at less than the 35 percent U.S. income tax rate.

 On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. The adoption of FIN 48 resulted in an adjustment to beginning retained earnings of less than $1 million and did not have any impact on our results of operations.

As of the adoption date, we had gross unrecognized tax benefits of $49 million. Of this total, $37 million, if recognized, would favorably affect the effective tax rate in future periods. Also, as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $9 million. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

As a result of our global operations, Cummins or its subsidiaries file income tax returns in various jurisdictions including U.S. federal, U.S. state, and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including such jurisdictions as Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. Our U.S. federal income tax returns have been examined through 2004.  With few exceptions, major U.S. state and foreign jurisdictions are no longer subject to income tax examinations for years before 2001.  Various U.S. state and foreign tax audits are currently underway; however, we do not expect any significant change to our unrecognized tax benefits within the next year.

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the three months ended April 1, 2007, were as follows:

	Components	Power Generation	Engine	Distribution	Total
	Millions
Goodwill at December 31, 2006	$332	$12	$7	$5	$356
Additions	11	—	—	2	13
Disposition	—	—	—	—	—
Translation and other	—	—	—	—	—
Goodwill at April 1, 2007	$343	$12	$7	$7	$369

The components of other intangible assets with finite lives subject to amortization were as follows:

	April 1,	December 31,
	2007	2006
	Millions
Software	$241	$222
Accumulated amortization	(108)	(101)
Net software	133	121
Trademarks, patents and other	11	10
Accumulated amortization	(3)	(3)
Net trademarks, patents and other	8	7
Total	$141	$128

NOTE 6.  SHORT-TERM BORROWINGS

Short-term borrowings included the following:

	April 1,	December 31,
	2007	2006
	Millions
Loans payable	$25	$37
Current maturities of long-term debt	57	127
Total short-term borrowings	$82	$164

Approximately $62 million of our $120 million 6.75% debentures were repaid on February 15, 2007, at the election of the holders.  Such election and notification was required to be made between December 15, 2006 and January 15, 2007.  At December 31, 2006, we included the $62 million repaid on February 15, 2007, in short-term borrowings in our Condensed Consolidated Balance Sheet.

NOTE 7.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three months ended
	April 1,	April 2,	April 1,	April 2,	April 1,	April 2,
	2007	2006	2007	2006	2007	2006
	Millions
Service cost	$11	$12	$8	$6	$—	$—
Interest cost	27	27	15	11	8	8
Expected return on plan assets	(35)	(32)	(17)	(11)	—	—
Amortization of prior service cost (credit)	—	1	1	1	(3)	(3)
Recognized net actuarial loss	8	9	6	4	—	—
Net periodic benefit cost	$11	$17	$13	$11	$5	$5

For the three months ended April 1, 2007 and April 2, 2006, we contributed approximately $61 million and $41 million, respectively, to our pension plans and paid approximately $6 million and $8 million, respectively, of postretirement benefits.   We presently anticipate contributing $230 million to $240 million to our pension plans in 2007 and paying approximately $55 million in claims and premiums.  The $230 million to $240 million of contributions for the full year includes voluntary contributions of $160 to $170 million.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

The Company incurred expenses of $11 million and $13 million for the three months ended April 1, 2007 and April 2, 2006, respectively, for defined contribution plans.

NOTE 8.  PRODUCT WARRANTY LIABILITY

A summary of the activity in our current and long-term warranty liability accounts, as well as our deferred revenue accounts, for the three month interim periods follows:

	Three months ended
	April 1,	April 2,
	2007	2006
	Millions
Balance, beginning of period	$652	$581
Provision for warranties issued	79	84
Deferred revenue on extended warranty contracts sold	17	17
Payments	(74)	(74)
Amortization of deferred revenue on extended warranty contracts	(12)	(8)
Changes in estimates for pre-existing warranties	(14)	—
Foreign currency translation	1	1
Balance, end of period	$649	$601

         The amount of deferred revenue related to extended coverage programs at April 1, 2007, was $171 million.

At April 1, 2007, we had $22 million of receivables related to estimated supplier recoveries of which $10 million was included in “Receivables, net” and $12 million was included in “Other assets” on our Condensed Consolidated Balance Sheets.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

U.S. Distributor Guarantees

Since 1997 we have had an operating agreement with a financial institution that required us to guarantee revolving loans, equipment term loans and leases, real property loans and letters of credit made by the financial institution to certain independent Cummins and Onan distributors in the United States, and to certain distributors in which we own an equity interest. In the first quarter of 2006, we amended, restated and simplified the terms of the operating agreement and removed the Cummins guarantee of distributor borrowings.

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at April 1, 2007, was $9 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. The maximum potential loss related to these other guarantees is $6 million at April 1, 2007.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs. At April 1, 2007, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $15 million. However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

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

Joint Venture Commitments

As of April 1, 2007, we have committed (subject to future regulatory approvals) to invest $67 million into existing joint ventures.  It is expected that $42 million will be funded in 2007 with the remaining amounts expected to be funded in 2008 and 2009.

NOTE 10.  COMPREHENSIVE EARNINGS

A reconciliation of our net earnings to comprehensive earnings was as follows:

	Three months ended
	April 1,	April 2,
	2007	2006
	Millions
Net earnings	$143	$135
Other comprehensive earnings (loss), net of tax:
Change in defined postretirement benefits	(32)	—
Change in cumulative translation adjustment	46	9
Unrealized loss on marketable securities	—	(1)
Unrealized (loss) gain on derivatives	(1)	7
Comprehensive earnings	$156	$150

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

	Three months ended
	April 1,	April 2,
	2007	2006
	Millions (except per share amounts)
Net earnings for basic EPS	$143	$135
Interest on junior convertible subordinated debentures, net of tax	—	3
Net earnings for diluted EPS	$143	$138
Weighted-average common shares outstanding:
Basic	100.0	88.7
Dilutive effect of stock compensation awards	0.5	0.7
Dilutive effect of junior convertible subordinated debentures	—	12.6
Diluted	100.5	102.0
Earnings per share:
Basic	$1.43	$1.52
Diluted	$1.42	$1.35

The Board of Directors authorized a two-for-one split of Cummins stock on March 8, 2007, which was distributed on April 9, 2007 to shareholders of record as of March 26, 2007.  All share and per share amounts in this Form 10-Q have been adjusted to reflect the two-for-one stock split.

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

A summary of operating results by segment for the three month periods is shown below:

	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
	Millions
Three months ended April 1, 2007
External sales	$1,522	$531	$455	$309	$—	$2,817
Intersegment sales	243	144	202	—	(589)	—
Net sales	1,765	675	657	309	(589)	2,817
Investee equity, royalty and other income	17	3	(1)	17	—	36
Interest income	8	2	1	—	—	11
Segment EBIT	128	77	24	39	(25)	243

Three months ended April 2, 2006
External sales	$1,599	$411	$355	$313	$—	$2,678
Intersegment sales	222	125	200	4	(551)	—
Net sales	1,821	536	555	317	(551)	2,678
Investee equity, royalty and other income	17	3	2	9	—	31
Interest income	7	1	—	1	—	9
Segment EBIT	179	45	31	31	(31)	255

(1) Includes intercompany eliminations and unallocated corporate expenses.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Financial Statements is shown in the table below:

	Three months ended
	April 1,	April 2,
	2007	2006
	Millions
Segment EBIT	$243	$255
Less:
Interest expense	16	27
Earnings before income taxes and minority interests	$227	$228

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.

ORGANIZATION OF INFORMATION

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2006 Annual Report on Form 10-K. All references to earnings per share amounts are diluted per share amounts.  Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under “RISK FACTORS RELATING TO OUR BUSINESS” included in Part I of our 2006 Annual Report on Form 10-K and “Disclosure Regarding Forward-Looking Statements” presented at the end of this section.  This overview summarizes the MD&A which includes the following sections:

  Executive Summary and Financial Highlights – a brief discussion providing an overview of our Company, highlighting the significant events affecting our Company and a summary of our Company's financial performance.

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

We experienced strong operating performance in the first quarter of 2007 with net earnings of $143 million, or $1.42 per diluted share, on net sales of $2.8 billion, compared to first quarter 2006 net earnings of $135 million, or $1.35 per diluted share, on net sales of $2.7 billion.  First quarter net earnings and sales were up for Cummins led by record sales and earnings in our Power Generation segment.  As expected, sales in our Engine segment were down due to decreased demand in our on-highway markets, led by the North American heavy-duty truck market as a result of the 2007 change in emissions standards.  In addition, we continued to see strong demand in our Components and Distribution segments.  Overall, our Power Generation segment net sales were up $139 million, or 26 percent, and our Components segment net sales were up $102 million, or 18 percent, compared to the first quarter of 2006.  Engine segment net sales were down $56 million, or 3 percent, while Distribution segment net sales were down $8 million, or 3 percent.  Our Distribution segment had organic growth in the first quarter, however due to the deconsolidation of one of our North American joint ventures beginning in 2007, net sales decreased as compared to 2006.  Net sales for this joint venture were approximately $41 million during the first quarter of 2006.

	Three months ended
	April 1, 2007	April 2, 2006
Consolidated Results	Millions (except earnings per share )
Net sales	$2,817	$2,678
Gross margin	552	566
Investee equity, royalty and other income	36	31
Operating earnings	223	248
Net earnings	143	135
Diluted earnings per share	$1.42	$1.35

 During the first three months of 2007, we continued our commitment to building a strong balance sheet, investing in profitable growth around the globe and returning value to our shareholders.  Some of the transactions and events that highlight this are as follows:

  The Board of Directors authorized a two-for-one split of Cummins stock on March 8, 2007, which was distributed on April 9, 2007 to shareholders of record as of March 26, 2007.  All share and per share amounts in this filing have been adjusted to reflect the two-for-one stock split.

  Approximately $62 million of our $120 million 6.75% debentures were repaid on February 15, 2007, at the election of the holders.  Such election and notification was required to be made between December 15, 2006 and January 15, 2007.

  In July 2006, the Board of Directors authorized the acquisition of up to two million shares (adjusted to four million shares as a result of the two-for-one stock split) of Cummins common stock in addition to what has been acquired under previous authorizations.  For the quarter ended April 1, 2007, we repurchased approximately $13 million of common stock, representing approximately 180,000 shares.  As a result, at April 1, 2007, there were approximately 2.8 million shares (adjusted for the impact of the two-for-one stock split) available to be acquired.

  During the first three months of 2007, we made contributions of approximately $61 million to our pension plans.

RESULTS OF OPERATIONS

Three Months Ended - 2007 versus 2006

	Three Months Ended		Favorable/(Unfavorable)
$ in millions	April 1, 2007	April 2, 2006	Amount	Percent
Net sales	$2,817	$2,678	$139	5%
Cost of sales	2,265	2,112	(153)	(7)%
Gross margin	552	566	(14)	(2)%
Operating expenses and income
Selling and administrative expenses	283	268	(15)	(6)%
Research and engineering expenses	80	82	2	2%
Investee equity, royalty and other income	36	31	5	16%
Other operating (expense) income, net	(2)	1	(3)	NM
Operating earnings	223	248	(25)	(10)%
Interest income	11	9	2	22%
Interest expense	16	27	11	41%
Other income (expense), net	9	(2)	11	NM
Earnings before income taxes and minority interests	227	228	(1)	NM
Provision for income taxes	75	85	10	12%
Minority interests in earnings of consolidated subsidiaries	9	8	(1)	(13)%
Net earnings	$143	$135	$8	6%

Net Sales

The increase in net sales was led by record sales in our Power Generation segment.  Net sales in this segment increased $139 million or 26 percent, led by increases in commercial generator sales and alternator sales.  Net sales in our Components segment increased $102 million or 18 percent, led by increased sales in our emissions solutions and turbocharger businesses.  Engine sales were down $56 million, or 3 percent, due to decreased demand in our on-highway markets, led by the North American heavy-duty truck market as a result of the 2007 change in emissions standards.  Engine and part sales to industrial markets were 28 percent higher compared to last year with increased volumes in most market segments.  Distribution sales decreased $8 million, or 3 percent, due to the deconsolidation of one of our North American joint ventures beginning in 2007.  Net sales for this joint venture were approximately $41 million during the first quarter of 2006.    See our “Operating Segment Results” section for further details on sales by segment.

Gross Margin

Gross margin declined primarily due to increased spending of $74 million, chiefly for new products.  A reduction in sales volume, the related level of absorption on fixed manufacturing costs, and changes in sales mix, reduced gross margin by $27 million.  The deconsolidation of one of our North American joint ventures, beginning in 2007 and the sale of one of our subsidiaries in the fourth quarter of 2006 also decreased margins by approximately $16 million.  Partially offsetting these items was an increase to gross margin of $85 million due to improved pricing.  A decrease in warranty expenses of $19 million had a favorable impact on gross margin.  Warranty expense as a percent of sales decreased to 2.3 percent in the first quarter of 2007 compared to 3.1 percent in the first quarter of 2006.  The decrease in warranty expense is due to the continued decline in warranty rates for our pre-2007 heavy-duty engines, a reflection of favorable quality performance in the field. We expect higher product coverage as a percent of sales for the full year as the mix of new 2007 engines increases. These emission compliant engines initially carry a higher accrual rate until we gain experience in the marketplace. Other factors which impacted gross margin to a lesser extent were the impact of currency exchange rates and other miscellaneous fluctuations.  Gross margin as a percentage of sales declined by 1.5 percentage points as strong margin improvements in the Power Generation segment were more than offset by margin declines in our other three segments, primarily due to new product introduction.

Selling and Administrative Expenses

Selling and administrative expenses increased in the first quarter over the same period last year primarily as a result of annual merit increases, higher volume across most businesses and due to the adverse impact of foreign currency translation.  Overall, selling and administrative expenses as a percent of sales remained flat at 10.0 percent in the first quarter of 2007 compared to the first quarter of 2006, due to our lower cost structure.  An increase in selling and administrative expenses as a percent of sales in the Engine segment was offset by a decrease in the other three segments.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income increased primarily due to an increase in earnings from our North American distributors of $6 million.  Approximately half of that increase was due to organic growth, with the remainder due to acquisitions and the deconsolidation of a North American joint venture.   Other joint ventures showing increases compared to the same period in the prior year include Dongfeng Cummins Engine Company, Ltd. (DCEC), Cummins Mercruiser, and Chongqing Cummins Engine Company (CCEC).  These were offset by slight decreases at Tata Cummins and other joint ventures.

Other Operating (Expense) Income, Net

The major components of other operating (expense) income are royalty income, amortization of intangible assets and loss on sale of fixed assets.  The fluctuation from the first quarter of 2007 to the first quarter of 2006 was primarily due to a loss of approximately $2 million on the write-down of fixed assets in 2007 as compared to a gain on the sale of fixed assets of approximately $2 million in 2006.  Other fluctuations in other operating income were not significant individually or in the aggregate.

Interest Expense

Interest expense decreased due to significantly lower debt balances in the first quarter of 2007 as compared to the same period in 2006.

Other Income (Expense), Net

The major components of other income (expense) include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses.  The fluctuation in other income (expense) is due to an increase in foreign currency exchange gains of approximately $9 million.  There were not any individual fluctuations in the components of miscellaneous income and expenses that were significant.

Provision for Income Taxes

Our effective tax rate for the three months ended April 1, 2007, was 33 percent.  This rate was less than the 35 percent U.S. income tax rate primarily due to research tax credits and lower taxes on foreign earnings. Our effective tax rate for the three months ended April 2, 2006, was 37 percent.  This rate was higher than 35 percent due to legislation passed in Indiana during March 2006 which lowers our effective tax rate in Indiana over time.  As a result, our first quarter 2006 tax provision included a $12 million charge to reduce deferred tax assets to their ultimate expected realizable value. Partially offsetting this discrete period charge were export tax benefits (repealed after 2006), research tax credits, and taxes on foreign earnings at less than the 35 percent U.S. income tax rate.  The effective tax rate for the remainder of the year is expected to approximate 33 percent absent any discrete period activity.

On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.  See Note 4 to the Condensed Consolidated Financial Statements for further details.

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

Engine Results

Three Months Ended - 2007 versus 2006

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	April 1, 2007	April 2, 2006	Amount	Percent
External sales	$1,522	$1,599	$(77)	(5)%
Intersegment sales	243	222	21	9%
Net sales	1,765	1,821	(56)	(3)%
Investee equity, royalty and other income	17	17	—	—%
Interest income	8	7	1	14%
Segment EBIT	128	179	(51)	(28)%

Segment EBIT as a percentage of net sales	7.3%	9.8%	(2.5) percentage points

The decrease in net sales for this segment was primarily due to lower demand across on-highway markets, particularly the North American heavy-duty truck market as a result of the 2007 emissions standards.  Total on-highway-related sales were 52 percent of Engine segment net sales during the first quarter of 2007, compared with 63 percent during the first quarter of 2006.  Industrial markets were strong compared to the same period in 2006, with increased volumes in most markets, led by construction and marine markets.

The decrease in segment EBIT was primarily due to the lower engine volumes across the on-highway markets, the accompanying gross margin impact of lower absorption of fixed manufacturing costs and higher costs for new emissions compliant products.  These were offset somewhat by favorable pricing for our new emission compliant products.  Gross margin decreased $50 million, or 15 percent, quarter over quarter.  Selling and administrative expenses increased $11 million, or 9 percent, quarter over quarter, and selling and administrative expenses as a percentage of net sales increased by nearly one percentage point.  Research and engineering expenses decreased $3 million, or 5 percent, compared to the same quarter last year and decreased slightly as a percentage of net sales compared to the prior period.

A summary and discussion of Engine net sales by market follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	April 1 , 2007	April 2, 2006	Amount	Percent
Heavy-duty truck	$424	$608	$(184)	(30)%
Medium-duty truck and bus	206	215	(9)	(4)%
Light-duty automotive and RV	288	331	(43)	(13)%
Total on-highway	918	1,154	(236)	(20)%
Industrial	617	481	136	28%
Stationary power	230	186	44	24%
Total net sales	$1,765	$1,821	$(56)	(3)%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Three months ended		Favorable/(Unfavorable)
	April 1, 2007	April 2, 2006	Amount	Percent
Midrange	107,200	114,500	(7,300)	(6)%
Heavy-duty	19,000	30,100	(11,100)	(37)%
High-horsepower	4,300	3,700	600	16%
Total unit shipments	130,500	148,300	(17,800)	(12)%

Heavy-Duty Truck

The decrease in sales to the heavy-duty truck market was primarily driven by the North American truck market as OEMs experienced reduced demand from truck fleets, following increased purchases in 2006 to replace trucks ahead of the 2007 change in emissions standards.  Global unit shipments of heavy-duty truck engines were down 46 percent in the first quarter of 2007, compared to the first quarter of 2006, with North American shipments down 58 percent and international shipments up 54 percent.

Medium-Duty Truck and Bus

The decrease in medium-duty truck and bus revenues is due to a reduction in shipments to our medium-duty truck markets compared to last year as a result of the effect of the change in emissions regulations in North America.  Shipments of medium-duty truck engines were down 31 percent to North American OEMs and up 6 percent to international OEMs compared with the first quarter of 2006.  Sales of bus engines and parts increased in the first quarter of 2007 compared to the first quarter of 2006 due to strong demand from North American OEMs with shipments up 23 percent while international shipments were up 12 percent.  The increase in overall North American bus sales is being driven by market share gains within the school bus market.

Light-Duty Automotive and RV

Sales of light-duty automotive engines decreased as a result of lower demand. Total light-duty automotive unit shipments were approximately 36,300 in the first quarter of 2007, a decrease of 27 percent compared to the same period in 2006. Most of the decrease in light-duty automotive sales was driven by lower shipments to DaimlerChrysler of approximately 14,600 units, or a 32 percent decline compared to the first quarter of 2006. Global engine shipments to recreational vehicle OEMs decreased by 63 percent in the first quarter of 2007 compared with the same period in 2006.

Industrial

Total industrial sales were up in all markets, except for agriculture, primarily due to strong demand in those markets. Unit shipments increased 19 percent in the first quarter of 2007 compared to the same period in 2006. Approximately 47 percent of the shipments were to North American markets and 53 percent to international markets in the first quarter compared to 52 percent and 48 percent, respectively, for the same period in 2006.  The overall change in the geographic sales mix is due to the continued strength of the international construction market.  Shipments to the construction market increased 25 percent in total and increased 36 percent internationally.  The other markets showing significant increases were the commercial marine market, the mining market and the oil and gas market with increased shipments of 15 percent, 14 percent, and 11 percent, respectively.

Stationary Power

The increase in sales to stationary power markets is due to the increased net sales to our Power Generation segment.  These net sales are eliminated in our Condensed Consolidated Statements of Earnings.  See the Power Generation Results for a discussion of the increase in net sales.

Power Generation Results

Three Months Ended – 2007 versus 2006

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	April 1, 2007	April 2, 2006	Amount	Percent
External sales	$531	$411	$120	29%
Intersegment sales	144	125	19	15%
Net sales	675	536	139	26%
Investee equity, royalty and other income	3	3	—	—%
Interest income	2	1	1	NM
Segment EBIT	77	45	32	71%

Segment EBIT as a percentage of net sales	11.4%	8.4%	3.0 percentage points

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand and improved pricing in the commercial and alternator lines of business, as well as increased volumes in our energy solutions business.  All other lines of business saw modest increases in net sales.   In addition, net sales increased in all major geographic regions year over year.

The improvement in segment EBIT was largely driven by the gross margin line as significant price realization, net of increased material costs, and the absorption benefit from higher volumes improved segment earnings.  Gross margin improved $34 million, or 37 percent, in the first quarter over the same period in 2006.  Gross margin percentage improved over one percentage point compared to the same period in 2006.  Selling and administrative expenses increased $3 million, or 6 percent, over the first quarter of 2006, however selling and administrative expenses as a percentage of net sales improved by over one percentage point in the first quarter of 2007, compared to the same period in 2006.  Research and engineering expenses increased $1 million, or 14 percent during the first quarter, compared to 2006 and decreased slightly as a percentage of net sales compared to the same period in 2006.

A summary of engine shipments used in power generation equipment by engine category follows:

	Three months ended		Favorable/(Unfavorable)
	April 1, 2007	April 2, 2006	Amount	Percent
Midrange	8,000	6,700	1,300	19%
Heavy-duty	1,600	1,700	(100)	(6)%
High-horsepower	2,500	2,100	400	19%
Total unit shipments	12,100	10,500	1,600	15%

Components Results

Three Months Ended – 2007 versus 2006

Financial data for the Components segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	April 1, 2007	April 2, 2006	Amount	Percent
External sales	$455	$355	$100	28%
Intersegement sales	202	200	2	1%
Net sales	657	555	102	18%
Investee equity, royalty and other income	(1)	2	(3)	NM
Interest income	1	—	1	NM
Segment EBIT	24	31	(7)	(23)%

Segment EBIT as a percentage of net sales	3.7%	5.6%	(1.9) percentage points

 Our Components segment includes the following businesses: filtration, turbochargers, fuel systems and emissions solutions.  The increase in Components net sales was primarily driven by increased sales in our emissions solutions business where sales more than doubled compared to the same period in 2006 and a 27 percent increase in sales of our turbochargers.  Both our emissions solutions business and our turbocharger business benefited from sales of new products to allow their customers to meet new on-highway emission standards in the U.S. and Europe.

Segment EBIT decreased during the first quarter compared with the same period in 2006, primarily due to a decrease in gross margin percentage.  Gross margin increased $2 million, or 2 percent, in the first quarter compared to the same period in 2006, however, gross margin percentage decreased over two percentage points compared to the same period in 2006.  The primary hindrance on gross margin is from our turbocharger business and our fuel systems business.  Margins in our turbocharger business are impacted negatively by high material costs and increased production spending as we ramp up new products and new capacity.  Our fuel systems margins are depressed as a result of lower heavy-duty engine volumes.  Selling and administrative expenses increased $3 million, or 7 percent, compared to the first quarter of 2006, and decreased by nearly one percentage point as a percentage of net sales.  Research and engineering expenses increased $1 million, or 5 percent, compared to the first quarter of 2006 and decreased slightly as a percentage of net sales.

Distribution Results

Three Months Ended – 2007 versus 2006

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	April 1, 2007	April 2, 2006	Amount	Percent
External sales	$309	$313	$(4)	(1)%
Intersegment sales	—	4	(4)	NM
Net sales	309	317	(8)	(3)%
Investee equity, royalty and other income	17	9	8	89%
Interest income	—	1	(1)	NM
Segment EBIT	39	31	8	26%

Segment EBIT as a percentage of net sales	12.6%	9.8%	2.8 percentage points

        Distribution net sales decreased as the result of the deconsolidation of one of our North American joint ventures in 2007.  The net sales of this previously consolidated joint venture accounted for approximately $41 million or 13 percent, of net sales for the Distribution segment in the first quarter of 2006.  Net sales for the remainder of this segment were up primarily due to strong demand in Eastern and Western Europe.  The higher net sales were led by increases in parts and service volume, followed by power generation and engine volume.

Segment EBIT increased primarily due to an increase in investee equity, royalty and other income and due to favorable increases in other income items that are not expected to be recurring, none of which were material individually.  The increase in investee equity, royalty and other income is primarily attributable to a $6 million increase from our North American joint ventures.  Gross margin in the first quarter of 2007 decreased $8 million, or 11 percent, over the same period in 2006, as a result of the deconsolidation of a North American joint venture.  In addition, gross margin percentage decreased by approximately two percentage points.  The decrease in gross margin was partially offset by lower selling and administrative expenses.  Selling and administrative expenses decreased $2 million, or 4 percent, and selling and administrative expenses as a percentage of net sales decreased slightly.

Geographic Markets

Sales to international markets for the three months ended April 1, 2007, were 54 percent of total net sales, compared with 48 percent of total net sales in the first quarter of 2006.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three months ended,
$ in millions	April 1, 2007		April 2, 2006
United States	$1,295	46%	$1,385	52%
Asia/Australia	516	18%	417	15%
Europe/CIS	500	18%	365	14%
Mexico/Latin America	256	9%	191	7%
Canada	85	3%	192	7%
Africa/Middle East	165	6%	128	5%
Total international	1,522	54%	1,293	48%
Total consolidated net sales	$2,817	100%	$2,678	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash and cash equivalents decreased $319 million during the period to $521 million at the end of the first quarter compared to $840 million at the beginning of the period. Cash and cash equivalents were higher at the end of 2006 as a result of an increase in cash provided by operations generated primarily by higher net earnings for the full year in 2006 and due to lower accounts receivable at the end of 2006. We have focused much of our efforts on improving our balance sheet through debt reduction. We believe our net debt position is a strong indicator of how much progress we have made in this area. This measure is not defined under U.S. GAAP and may not be computed the same as similarly titled measures used by other companies. Our net debt position is as follows:

	April 1,	December 31,
	2007	2006
	Millions
Total debt	$695	$811
Less: cash, cash equivalents and marketable securities	(590)	(935)
Net debt	$105	$(124)

In the first quarter of 2007, our net debt position deteriorated $229 million compared to 2006 as a $116 million reduction in total debt was more than offset by a $345 million decrease in cash, cash equivalents and marketable securities to support seasonal working capital requirements.  Total debt as a percent of our total capital, including total debt, was 19.1 percent at April 1, 2007, compared with 22.4 percent at December 31, 2006.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  We believe our future operating cash flows together with our current cash and cash equivalents of $521 million, marketable securities of $69 million, $543 million available under our revolving credit facility, $200 million available under our accounts receivable program and $123 million available under international credit facilities (see the table below under Available Credit Capacity) provides us with the financial flexibility needed to satisfy future short-term funding requirements for working capital, debt service obligations, capital expenditures, projected pension funding, dividend payments, commons stock repurchases and expansion in emerging markets.

Available Credit Capacity

At certain times, cash provided by operations is subject to seasonal fluctuations, and as a result, we may use periodic borrowings, primarily our revolving credit facility and our accounts receivable sales program, to fund our working capital requirements. As of April 1, 2007, there were no amounts outstanding under our revolving credit facility or our accounts receivable sales program.  The table below provides the components of available credit capacity:

April 1, 2007
Millions
Revolving credit facility	$543
International credit facilities accessible by local entities	84
International credit facilities accessible by corporate treasury	39
Accounts receivable sales program	200
Total available credit capacity	$866

Working Capital Summary

	April 1,	December 31,
	2007	2006
	$ in millions
Current assets	$4,463	$4,488
Current liabilities	2,285	2,399
Working capital	$2,178	$2,089
Current ratio	1.95	1.87
Days' sales in receivables	60	52
Inventory turnover	6.3	6.7

Cash Flows

The following table summarizes the key elements of our cash flows for the three month periods:

	April 1, 2007	April 2, 2006
	Millions
Net cash (used in) provided by operating activities	$(113)	$18
Net cash used in investing activities	(73)	(38)
Net cash used in financing activities	(135)	(84)
Effect of exchange rate changes on cash	2	1
Net decrease in cash and cash equivalents	$(319)	$(103)

 Operating Activities.   Net cash (used in) provided by operating activities varied $131 million in the first three months of 2007 compared to the first three months of 2006 from a source of cash of $18 million to a use of cash of $113 million, primarily due to a $102 million increase in cash used for working capital and an increase in pension contributions of $20 million.  Net changes in working capital utilized $348 million in cash during the first three months of 2007 compared to utilizing $246 million in the first three months of 2006, or a net increase in cash utilized by working capital of $102 million period-over-period.  Cash utilized for working capital tends to fluctuate from period to period based on various factors including, sales and production volumes as well as timing.  In the first quarter of 2007, our inventory levels in the Components segment were kept at a high level to meet new product ramp-ups in the second quarter of 2007.  Pension funding increased year-over-year, as we made additional contributions towards our goal of reaching 90 percent funded by the end of 2007.  We contributed $61 million to our pension plans and paid $6 million in claims and premiums for postretirement benefits in the first three months of 2007.  We presently anticipate contributing $230 million to $240 million to our pension plans in 2007 and paying approximately $55 million in claims and premiums.  The $230 million to $240 million of pension contributions for the full year includes voluntary contributions of $160 to $170 million.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

Investing Activities.   Net cash used in investing activities increased $35 million in the first three months of 2007 compared to 2006. The increase was primarily due to a decrease of $20 million in cash received from disposals, an outflow of $20 million, the majority of which was to acquire the remaining 50 percent equity ownership in a 50/50 joint venture and an increase of $17 million in cash used for investments in and advances to equity investees.  These increases in cash outflows from investing activities were partially offset by a $22 million increase in cash inflows from the net liquidations of marketable securities.

Capital expenditures for 2007 will increase to support our growth, and will include investments to increase capacity and to fund our new products. Our investments in capacity improvement are accelerating, cut across all of our businesses and are designed for the future growth of our businesses.  We continue to invest more of our capital in low-cost regions of the world to further leverage our opportunities for cost reduction. We currently expect capital expenditures for all of 2007 to be between $320 million and $350 million to support these initiatives.

Financing Activities.   Net cash used in financing activities was $135 million in the first three months of 2007 compared to $84 million in the first three months of 2006, or a net increase in cash outflows of $51 million. The majority of the increase in cash outflows is due to an increase in the net outflow of cash related to borrowings and capital leases of $67 million.  The main driver of this was the February 15, 2007, repayment of $62 million of the $120 million 6.75% debentures.  Such election and notification was required to be made between December 15, 2006 and January 15, 2007.  At December 31, 2006, we included the $62 million repaid on February 15, 2007, in short-term borrowings in our Consolidated Balance Sheet.  In addition, dividend payments were $5 million higher in the first quarter of 2007 compared to 2006, due to the 20 percent increase in the dividend amount that was authorized by the Board of Directors in the third quarter of 2006.  Partially offsetting these increased uses of cash was a reduction in repurchases of our common stock of $23 million.

In July 2006, the Board of Directors authorized us to acquire up to two million shares (adjusted to four million shares as a result of the two-for-one stock split) of Cummins common stock in addition to what has been acquired under previous authorizations.  For the quarter ended April 1, 2007, we repurchased approximately $13 million of common stock at an average cost of $70.19 per share, representing 180,000 shares.  As a result, at April 1, 2007, there were approximately 2.8 million shares available to be acquired.  The share repurchase program is expected to be a significant use of our cash flows in 2007.  We anticipate completing the repurchase of the 2.8 million remaining shares by the end of 2007.  However, total repurchases may vary quarter to quarter depending on other investing and financing activity or restrictions.

 Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in the first three months of 2007 to impede our compliance with these covenants.

Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor's	BBB-	NR	Stable
Fitch	BBB-	BBB-	Positive

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. In January 2007, this facility was extended for one year.  As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in “Receivables, net” on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility. There was no activity under this program in the first three months of 2007.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements of our 2006 Annual Report on Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

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

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.  A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2006 Annual Report on Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2007.

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

  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

  other risk factors described in Part I of our 2006 Annual Report on Form 10-K under the caption "RISK FACTORS RELATING TO OUR BUSINESS."

In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations and other future factors.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2006 Annual Report on Form 10-K.  There have been no material changes in this information since the filing of our 2006 Annual Report on Form 10-K.

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

b.)  Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended April 1, 2007, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We also establish reserves for matters in which losses are probable and can be reasonably estimated.  We have also been identified as a potentially responsible party at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our 2006 Annual Report on Form 10-K under "Environmental Compliance-Other Environmental Statutes and Regulations."  We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings.  While we believe we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.  The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 14, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. There has been no material change in this information since the filing of our 2006 Annual Report on Form 10-K.

ITEM 1A.  Risk Factors

In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors Relating to our Business” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K or the Disclosure Regarding Forward-Looking Statements in this Quarterly Report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – February 4, 2007	756	$68.36	—	3,000,000
February 5 – March 4, 2007	—	—	—	3,000,000
March 5 – April 1, 2007	180,000	70.19	180,000	2,820,000
Total	180,756	$70.18	180,000

(1) Number of shares and average price per share has been adjusted for the impact of the two-for-one stock split that took place during the first quarter.

In July 2006, the Board of Directors gave authorization to the Company to acquire up to two million shares (adjusted to four million shares due to the two-for-one stock split) of Cummins common stock in addition to what has been acquired under previous authorizations.

During the first quarter of 2007, we repurchased 756 shares from employees in connection with the Company's Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock of the Company on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold, must wait six months before another share purchase may be made.

During the first quarter of 2007, the Company issued 104 shares of restricted stock as compensation to the Company's non-employee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

ITEM 6.  Exhibits

12 Calculation of Ratio of Earnings to Fixed Charges.

18 Change in Accounting Principles Letter from PricewaterhouseCoopers LLP

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
Date: May 7, 2007

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Executive Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)