Form 10-Q
period 2007-08-02
CUMMINS INC
filed 2007-08-02
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2007

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

As of July 1, 2007, there were 104,047,408 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company's Reports

Cummins maintains an internet website at www.cummins.com.  Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission.

CUMMINS INC.  AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

 PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	Millions (except per share amounts)
Net sales (includes related party sales of $368, $397, $822 and $758, respectively)	$3,343	$2,842	$6,160	$5,520
Cost of sales	2,673	2,196	4,938	4,308
Gross margin	670	646	1,222	1,212

Operating expenses and income
Selling and administrative expenses	314	294	597	562
Research and engineering expenses	74	80	154	162
Investee equity, royalty and other income (Note 5)	52	37	88	68
Other operating income, net	7	—	5	1

Operating earnings	341	309	564	557

Interest income	7	10	18	19
Interest expense	14	26	30	53
Other income, net	6	6	15	4
Earnings before income taxes and minority interests	340	299	567	527

Provision for income taxes (Note 6)	112	67	187	152
Minority interests in earnings of consolidated subsidiaries	14	12	23	20
Net earnings	$214	$220	$357	$355

Earnings per common share (Note 7)
Basic	$2.14	$2.40	$3.57	$3.94
Diluted	$2.13	$2.19	$3.55	$3.54

Cash dividends declared per share	$0.18	$0.15	$0.36	$0.30

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 1,	December 31,
	2007	2006
	Millions, (except par value)
ASSETS
Current assets
Cash and cash equivalents	$626	$840
Marketable securities	105	95
Receivables, net (includes related party receivables of $235 and $180, respectively)	2,071	1,767
Inventories (Note 8)	1,652	1,393
Deferred income taxes	270	277
Prepaid expenses and other current assets	128	116
Total current assets	4,852	4,488
Long-term assets
Property, plant and equipment, net of accumulated depreciation of $2,608 and $2,521	1,536	1,574
Investments in and advances to equity investees	406	345
Goodwill (Note 9)	369	356
Other intangible assets, net (Note 9)	148	128
Deferred income taxes	391	433
Other assets	142	141
Total assets	$7,844	$7,465

LIABILITIES
Current liabilities
Short-term borrowings (Note 10)	$122	$164
Accounts payable	1,329	1,104
Other accrued expenses	1,092	1,131
Total current liabilities	2,543	2,399
Long-term liabilities
Long-term debt	544	647
Pensions	291	367
Postretirement benefits other than pensions	511	523
Other liabilities and deferred revenue	526	473
Total liabilities	4,415	4,409
Commitments and contingencies (Note 12)	—	—
MINORITY INTERESTS	270	254

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, 300 shares authorized, 110.2 and 110.0 shares issued	276	137
Additional paid-in capital	1,377	1,500
Retained earnings	2,329	2,009
Accumulated other comprehensive loss (Note 13)
Defined benefit postretirement plans	(536)	(511)
Other	63	(15)
Total accumulated other comprehensive loss	(473)	(526)
Treasury stock, at cost, 6.2 and 5.8 shares	(245)	(212)
Common stock held in trust for employee benefit plans, 3.8 and 3.8 shares	(92)	(92)
Unearned compensation	(13)	(14)
Total shareholders’ equity	3,159	2,802
Total liabilities, minority interests and shareholders' equity	$7,844	$7,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	July 1,	July 2,
	2007	2006
Cash flows from operating activities	Millions
Net earnings	$357	$355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	142	148
Net gain on disposal of property, plant and equipment	(4)	—
Deferred income tax provision	47	74
Equity in earnings of investees, net of dividends	(22)	(20)
Minority interests in earnings of consolidated subsidiaries	23	20
Pension expense (Note 4)	49	57
Pension contributions	(102)	(83)
Stock-based compensation expense	12	7
Translation and hedging activities	(8)	(13)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(287)	(249)
Inventories	(236)	(125)
Other current assets	(10)	(12)
Accounts payable	215	147
Accrued expenses	(65)	5
Changes in long-term liabilities	37	8
Other, net	8	36
Net cash provided by operating activities	156	355

Cash flows from investing activities
Capital expenditures	(108)	(102)
Investments in internal use software	(28)	(22)
Proceeds from disposals of property, plant and equipment	19	24
Investments in and advances to equity investees	(28)	(3)
Acquisition of businesses, net of cash acquired	(20)	—
Investments in marketable securities—acquisitions	(194)	(99)
Investments in marketable securities—liquidations	191	92
Other, net	(8)	—
Net cash used in investing activities	(176)	(110)

Cash flows from financing activities
Proceeds from borrowings	4	54
Payments on borrowings and capital lease obligations	(115)	(111)
Net borrowings under short-term credit agreements	(8)	6
Distributions to minority shareholders	(10)	(11)
Dividend payments on common stock	(38)	(28)
Tax benefit on share-based awards	10	6
Proceeds from issuing common stock	3	6
Repurchases of common stock	(36)	(62)
Other, net	(9)	(6)
Net cash used in financing activities	(199)	(146)
Effect of exchange rate changes on cash and cash equivalents	5	—
Net (decrease) increase in cash and cash equivalents	(214)	99
Cash and cash equivalents at beginning of year	840	779
Cash and cash equivalents at end of period	$626	$878

Cash payments for:
Interest	$30	$55
Income taxes	$132	$66

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  NATURE OF OPERATIONS

Cummins Inc. ("Cummins," "the Company," "the registrant," "we," "our," or "us") is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories.

NOTE 2.  BASIS OF PRESENTATION

        The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three and six month interim periods ended July 1, 2007 and July 2, 2006. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. The interim periods for both 2007 and 2006 contain 13 and 26 weeks, respectively. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period condensed financial statements.  This includes all share and per share amounts which have been retroactively adjusted to reflect the two-for-one stock split that was distributed April 9, 2007.  See Note 7.

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

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. Those shipping and handling costs associated with operations of our inventory distribution centers and warehouse facilities were previously classified as "Selling and administrative expenses" in our Condensed Consolidated Statements of Earnings.  In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs," we previously disclosed the amount of these shipping and handling costs that were included as "Selling and administrative expenses" in the notes to our Consolidated Financial Statements.  Beginning January 1, 2007, we revised our accounting policy and all shipping and handling costs are now classified as "Cost of sales."  This presentation is more consistent with current industry practice.  For purposes of comparability, the $26 million and $59 million previously classified as "Selling and administrative expenses" for the three and six months ended July 2, 2006, has been adjusted retrospectively to apply the new method.  This change had no impact on operating earnings, net earnings, or earnings per share.

NOTE 3.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140."  SFAS No. 155 changes certain accounting requirements for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  The new standard also changed certain accounting requirements for interest-only and principal-only strips and other aspects of accounting for securitized financial assets.  We adopted SFAS No. 155 on January 1, 2007.  We have no instruments covered by this standard, thus the adoption of SFAS No. 155 had no impact on our Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140," that provides guidance on accounting for separately recognized servicing assets and servicing liabilities.  In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must initially be measured at fair value, if practicable. Subsequent to initial recognition, the company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. We adopted SFAS No. 156 on January 1, 2007. We have no instruments covered by this standard, thus the adoption of SFAS No. 156 had no impact on our Consolidated Financial Statements.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (SFAS 109)," which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. We adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 resulted in an adjustment of less than $1 million to beginning retained earnings and had no impact to our results of operations.  See Note 6 for further information regarding the adoption of FIN 48.

Accounting Pronouncements Issued But Not Yet Effective

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We will adopt SFAS 157 effective January 1, 2008.  We are currently evaluating the impact, if any, that SFAS 157 will have on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact, if any, that SFAS 159 will have on our Consolidated Financial Statements.

NOTE 4.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	Three months ended
	July 1,	July 2,	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006	2007	2006
	Millions
Service cost	$12	$12	$8	$8	$—	$—
Interest cost	27	27	16	13	7	8
Expected return on plan assets	(35)	(32)	(18)	(14)	—	—
Amortization of prior service cost (credit)	(1)	1	1	—	(2)	(3)
Recognized net actuarial loss	8	9	7	5	—	—
Net periodic benefit cost	$11	$17	$14	$12	$5	$5
	Pension
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	Six months ended
	July 1,	July 2,	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006	2007	2006
	Millions
Service cost	$23	$24	$16	$14	$—	$—
Interest cost	54	54	31	24	15	16
Expected return on plan assets	(70)	(64)	(35)	(25)	—	—
Amortization of prior service cost (credit)	(1)	2	2	1	(5)	(6)
Recognized net actuarial loss	16	18	13	9	—	—
Net periodic benefit cost	$22	$34	$27	$23	$10	$10

        For the three and six months ended July 1, 2007, we contributed approximately $41 million and $102 million, respectively, to our pension plans and paid approximately $20 million and $26 million, respectively, of postretirement benefits. For the three and six months ended July 2, 2006, we contributed approximately $42 million and $83 million, respectively, to our pension plans and paid approximately $23 million and $31 million, respectively, of postretirement benefits   We presently anticipate contributing $230 to $240 million to our pension plans in 2007 and paying approximately $55 million in claims and premiums.  The $230 to $240 million of contributions for the full year includes voluntary contributions of $160 to $170 million.  These contributions and payments include payments from our funds to either increase pension plan assets or to make direct payments to plan participants.

        We incurred expenses of $4 million for the three months ended July 1, 2007 and $5 million for the three months ended July 2, 2006, relating to our defined contribution plans.  We incurred expenses of $15 million for the six months ended July 1, 2007 and $18 million for the six months ended July 2, 2006, for defined contribution plans.

NOTE 5.  INVESTEE EQUITY, ROYALTY AND OTHER INCOME

Investee equity, royalty and other income included in our Condensed Consolidated Statements of Earnings for the interim reporting periods was as follows:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	Millions
North American distributors	$22	$12	$37	$21
Dongfeng Cummins Engine Company, Ltd	11	7	17	12
Chongqing Cummins Engine Company, Ltd	5	4	10	7
Cummins MerCruiser Diesel Marine LLC.	4	3	7	4
Tata Cummins Limited	4	3	6	6
Fleetguard Shanghai Filter Co. Ltd.	2	1	3	2
All others	2	4	3	8
Cummins share of net earnings	50	34	83	60
Royalty and other income	2	3	5	8
Investee equity, royalty and other income	$52	$37	$88	$68

NOTE 6.  INCOME TAXES

      Our effective tax rate for the three and six months ended July 1, 2007, was 33 percent.  This rate was less than the 35 percent U.S. income tax rate primarily due to research tax credits and lower taxes on foreign earnings. Our income tax provision for the three months ended July 2, 2006, was reduced by $28 million due to the favorable resolution of tax uncertainties related to prior years.  In addition, our provision for the six months ended July 2, 2006, was also impacted by a $12 million increase in the first quarter for the effect of new Indiana tax legislation.  As a result, our effective tax rate for the three and six months ended July 2, 2006, was 22 percent and 29 percent, respectively.

      On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. The adoption of FIN 48 resulted in an adjustment to beginning retained earnings of less than $1 million and did not have any impact on our results of operations. As of the adoption date, we had gross unrecognized tax benefits of $49 million. Of this total, $37 million, if recognized, would favorably affect the effective tax rate in future periods. Also, as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $9 million. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

     As a result of our global operations, Cummins or its subsidiaries file income tax returns in various jurisdictions including U.S. federal, U.S. state, and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including such jurisdictions as Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the United Kingdom and the U.S. Our U.S. federal income tax returns have been examined through 2004.  With few exceptions, major U.S. state and foreign jurisdictions are no longer subject to income tax examinations for years before 2001.  Various U.S. state and foreign tax audits are currently underway; however, we do not expect any significant change to our unrecognized tax benefits within the next year.

NOTE 7.  EARNINGS PER SHARE

We calculate basic earnings per share (EPS) of common stock by dividing net earnings by the weighted-average daily number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if share based awards or debt securities are exercised or converted into common stock and the effect the exercise or conversion reduces EPS.  We exclude shares of common stock held by our Retirement Savings Plan in the Employee Benefits Trust from the calculation of the weighted-average common shares outstanding until those shares are distributed from the trust.

The following is a reconciliation of net earnings and weighted-average common shares outstanding for purposes of calculating basic and diluted net earnings per share:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	Millions (except per share amounts)
Net earnings for basic EPS	$214	$220	$357	$355
Interest on junior convertible subordinated debentures, net of tax	—	3	—	6
Net earnings for diluted EPS	$214	$223	$357	$361

Weighted-average common shares outstanding:
Basic	100.0	91.5	100.0	90.1
Dilutive effect of stock compensation awards	0.6	0.8	0.6	0.7
Dilutive effect of junior convertible subordinated debentures	—	9.4	—	11.0
Diluted	100.6	101.7	100.6	101.8
Earnings per common share:
Basic	$2.14	$2.40	$3.57	$3.94
Diluted	$2.13	$2.19	$3.55	$3.54

        The Board of Directors authorized a two-for-one split of Cummins stock on March 8, 2007, which was distributed on April 9, 2007, to shareholders of record as of March 26, 2007.  All share and per share amounts in this Form 10-Q have been adjusted to reflect the two-for-one stock split.  During the second quarter our shareholders ratified a proposal to increase our common stock authorization to 300 million shares.  See "Item 4. Submission of matters to a Vote of Security Holders" in "Part II. Other Information" for additional information.

NOTE 8.  INVENTORIES

Inventories included the following:

	July 1,	December 31,
	2007	2006
	Millions
Finished products	$757	$705
Work-in-process and raw materials	970	761
Inventories at FIFO cost	1,727	1,466
Excess of FIFO over LIFO	(75)	(73)
Total inventories	$1,652	$1,393

NOTE 9.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the six months ended July 1, 2007, were as follows:

	Components	Power Generation	Engine	Distribution	Total
	Millions
Goodwill at December 31, 2006	$332	$12	$7	$5	$356
Additions	11	—	—	2	13
Disposition	—	—	—	—	—
Translation and other	1	—	—	(1)	—
Goodwill at July 1, 2007	$344	$12	$7	$6	$369

 The components of other intangible assets with finite lives subject to amortization were as follows:

	July 1,	December 31,
	2007	2006
	Millions
Software	$256	$222
Accumulated amortization	(116)	(101)
Net software	140	121
Trademarks, patents and other	12	10
Accumulated amortization	(4)	(3)
Net trademarks, patents and other	8	7
Total	$148	$128

NOTE 10.  SHORT-TERM BORROWINGS AND FINANCING ARRANGEMENTS

Short-term Borrowings

Short-term borrowings included the following:

	July 1,	December 31,
	2007	2006
	Millions
Loans payable	$18	$37
Current maturities of long-term debt	104	127
Total short-term borrowings	$122	$164

Approximately $62 million of our $120 million 6.75% debentures were repaid on February 15, 2007, at the election of the holders.  Such election and notification was required to be made between December 15, 2006 and January 15, 2007.  At December 31, 2006, we included the $62 million repaid on February 15, 2007, in short-term borrowings in our Condensed Consolidated Balance Sheet.

Sale of Accounts Receivable

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. In January 2007, this facility was extended for one year.  As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in "Receivables, net" on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility.  In July 2007, we amended the agreement to extend the facility until July 2010 and raised the purchase limitation from $200 million to $400 million.  The agreement also provides us with an option to increase the purchase limitation up to $500 million upon approval.  There was no activity under this program in the first six months of 2007. At this time, we do not intend to borrow any funds from this facility in the foreseeable future.

NOTE 11.  PRODUCT WARRANTY LIABILITY

A summary of the activity in our current and long-term warranty liability accounts, as well as our deferred revenue accounts, for the six  month interim periods follows:

	Six months ended
	July 1,	July 2,
	2007	2006
	Millions
Balance, beginning of period	$652	$581
Provision for warranties issued	182	167
Deferred revenue on extended warranty contracts sold	32	39
Payments	(150)	(144)
Amortization of deferred revenue on extended warranty contracts	(24)	(17)
Changes in estimates for pre-existing warranties	(13)	(1)
Foreign currency translation	3	3
Balance, end of period	$682	$628

         The amount of deferred revenue related to extended coverage programs at July 1, 2007, was $173 million.

At July 1, 2007, we had $21 million of receivables related to estimated supplier recoveries of which $9 million was included in "Receivables, net" and $12 million was included in "Other assets" on our Condensed Consolidated Balance Sheets.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at July 1, 2007, was $9 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. The maximum potential loss related to these other guarantees is $5 million at July 1, 2007.

        We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs. At July 1, 2007, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $18 million. However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

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

Joint Venture Commitments

As of July 1, 2007, we have committed (subject to future regulatory approvals) to invest $63 million into existing joint ventures.  It is expected that $38 million will be funded in 2007 with the remaining amounts expected to be funded in 2008 and 2009.

NOTE 13.  COMPREHENSIVE EARNINGS

A reconciliation of our net earnings to comprehensive earnings was as follows:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	Millions
Net earnings	$214	$220	$357	$355
Other comprehensive earnings (loss), net of tax:
Change in defined postretirement benefits	7	—	(25)	—
Change in cumulative translation adjustment	28	22	74	31
Unrealized loss on marketable securities	—	(1)	—	(2)
Unrealized gain on derivatives	5	22	4	29
Comprehensive earnings	$254	$263	$410	$413

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

A summary of operating results by segment for the three and six month periods is shown below:

	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
	Millions
Three months ended July 1, 2007
External sales	$1,855	$605	$516	$367	$—	$3,343
Intersegment sales	254	164	241	1	(660)	—
Net sales	2,109	769	757	368	(660)	3,343
Investee equity, royalty and other income	25	4	(1)	24	—	52
Interest income	6	1	—	—	—	7
Segment EBIT	186	88	48	46	(14)	354

Three months ended July 2, 2006
External sales	$1,680	$467	$363	$332	$—	$2,842
Intersegment sales	216	131	200	4	(551)	—
Net sales	1,896	598	563	336	(551)	2,842
Investee equity, royalty and other income	18	3	2	14	—	37
Interest income	7	2	—	1	—	10
Segment EBIT	190	56	34	36	9	325

Six months ended July 1, 2007
External sales	$3,377	$1,136	$971	$676	$—	$6,160
Intersegment sales	497	308	443	1	(1,249)	—
Net sales	3,874	1,444	1,414	677	(1,249)	6,160
Investee equity, royalty and other income	42	7	(2)	41	—	88
Interest income	14	3	1	—	—	18
Segment EBIT	314	165	72	85	(39)	597

Six months ended July 2, 2006
External sales	$3,279	$878	$718	$645	$—	$5,520
Intersegment sales	438	256	400	8	(1,102)	—
Net sales	3,717	1,134	1,118	653	(1,102)	5,520
Investee equity, royalty and other income	35	6	4	23	—	68
Interest income	14	3	—	2	—	19
Segment EBIT	369	101	65	67	(22)	580

(1) Includes intercompany eliminations and unallocated corporate expenses.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Financial Statements is shown in the table below:

	Three months ended		Six months ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	Millions
Segment EBIT	$354	$325	$597	$580
Less:
Interest expense	14	26	30	53
Earnings before income taxes and minority interests	$340	$299	$567	$527

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.

When used in this report the terms "Cummins," "the Company," "the registrant," "we," "our," or "us" mean Cummins Inc. and all entities included in our consolidated financial statements.

ORGANIZATION OF INFORMATION

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the "Financial Statements" section of our 2006 Annual Report on Form 10-K. All references to earnings per share amounts are diluted per share amounts.  Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under "RISK FACTORS RELATING TO OUR BUSINESS" included in Part I of our 2006 Annual Report on Form 10-K and "Disclosure Regarding Forward-Looking Statements" presented at the end of this section.  This overview summarizes the MD&A which includes the following sections:

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

  Application of Critical Accounting Estimates – a summary of our critical accounting estimates and our policies relating to the application of those estimates.

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

We experienced strong operating performance in the second quarter of 2007 with net earnings of $214 million, or $2.13 per diluted share, on net sales of $3.3 billion, compared to second quarter 2006 net earnings of $220 million, or $2.19 per diluted share, on net sales of $2.8 billion. Year-to-date 2007 net earnings were $357 million, or $3.55 per diluted share, on net sales of $6.2 billion, compared to year-to-date 2006 net earnings of $355 million, or $3.54 per diluted share, on net sales of $5.5 billion.  Our second quarter net sales increased $501 million led by record sales levels in the Engine, Power Generation, and Components segments.   In addition, we continued to see strong demand in our Distribution segment.  Sales in our Engine segment were up $213 million, or 11 percent over the second quarter of last year due to strong sales in almost all on- and off-highway markets, except the North American heavy-duty truck market.  These increased sales were offset by the expected decline in the North American heavy-duty truck market as a result of the 2007 change in emissions standards.  Our Power Generation segment net sales were up $171 million, or 29 percent, and our Components segment net sales were up $194 million, or 34 percent, compared to the second quarter of 2006.  Distribution segment net sales were up $32 million, or 10 percent, despite the deconsolidation of one of our North American joint ventures beginning in 2007.  Net sales for this joint venture were approximately $39 million during the second quarter of 2006 and approximately $80 million for the first six months of 2006.

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Consolidated Results	Millions (except earnings per share )
Net sales	$3,343	$2,842	$6,160,	$5,520
Gross margin	670	646	1,222	1,212
Investee equity, royalty and other income	52	37	88	68
Operating earnings	341	309	564	557
Net earnings	214	220	357	355
Diluted earnings per share	$2.13	$2.19	$3.55	$3.54

 During the first six months of 2007, we continued our commitment to building a strong balance sheet, investing in profitable growth around the globe and returning value to our shareholders.  Some of the transactions and events that highlight this are as follows:

  The Board of Directors authorized a two-for-one split of Cummins common stock on March 8, 2007, which was distributed on April 9, 2007, to shareholders of record as of March 26, 2007.  All share and per share amounts in this filing have been adjusted to reflect the two-for-one stock split.

  Approximately $62 million of our $120 million 6.75% debentures were repaid on February 15, 2007, at the election of the holders.

  In July 2006, the Board of Directors authorized the acquisition of up to two million shares (adjusted to four million shares as a result of the two-for-one stock split) of Cummins common stock in addition to what has been acquired under previous authorizations.  For the quarter ended July 1, 2007, we repurchased approximately $23 million of common stock, representing approximately 255,000 shares.  For the six months ended July 1, 2007, we repurchased approximately $36 million of common stock, representing approximately 435,000 shares.  As a result, at July 1, 2007, there were approximately 2.6 million shares (adjusted for the impact of the two-for-one stock split) available to be acquired.

  During the first six months of 2007, we made contributions of approximately $102 million to our pension plans.

RESULTS OF OPERATIONS

Three Months Ended - 2007 versus 2006

	Three Months Ended		Favorable/(Unfavorable)
	July 1, 2007	July 2, 2006	Amount	Percent
	$ in millions
Net sales	$3,343	$2,842	$501	18%
Cost of sales	2,673	2,196	(477)	(22)%
Gross margin	670	646	24	4%
Operating expenses and income
Selling and administrative expenses	314	294	(20)	(7)%
Research and engineering expenses	74	80	6	8%
Investee equity, royalty and other income	52	37	15	41%
Other operating income, net	7	—	7	NM
Operating earnings	341	309	32	10%
Interest income	7	10	(3)	(30)%
Interest expense	14	26	12	46%
Other income, net	6	6	—	—%
Earnings before income taxes and minority interests	340	299	41	14%
Provision for income taxes	112	67	(45)	(67)%
Minority interests in earnings of consolidated subsidiaries	14	12	(2)	(17)%
Net earnings	$214	$220	$(6)	(3)%

Net Sales

The increase in net sales was led by record sales in our Engine, Power Generation, and Component segments.   Net sales in the Power Generation segment increased $171 million, or 29 percent, led primarily by increases in commercial generator sales and alternator sales.  Net sales in our Components segment increased $194 million, or 34 percent, led by increased sales in our emissions solutions and turbocharger businesses.  Engine sales were up $213 million, or 11 percent, due to record sales in almost all on-highway and off-highway markets.  The increased engine sales were partially offset by decreased demand in our heavy-duty on-highway market as a result of the 2007 change in emissions standards, however, sales were stronger than previously anticipated.  Engine and part sales to industrial markets were 29 percent higher compared to last year with increased volumes in most market segments.  Distribution segment net sales were up $32 million, or 10 percent, primarily due to increased demand for power generation products followed by increased parts, and engine sales which were partially offset by the deconsolidation of one of our North American joint ventures beginning in 2007.  Net sales for this joint venture were approximately $39 million during the second quarter of 2006.    See our "Operating Segment Results" section for further details on sales by segment.

Gross Margin

Gross margin increased primarily due to $135 million for new pricing and $33 million for increased volume which was partially offset by increased costs for new products of $118 million.  The deconsolidation of one of our North American joint ventures, beginning in 2007 and the sale of one of our subsidiaries in the fourth quarter of 2006 also decreased margins by approximately $17 million.  In addition,  an increase in warranty expenses of $22 million had an unfavorable impact on gross margin.  Warranty expense as a percent of sales increased to 3.1 percent in the second quarter of 2007 compared to 2.9 percent in the second quarter of 2006.  The increase in warranty expense was expected as the mix of new 2007 engines increases. These emissions compliant engines initially carry a higher accrual rate until we gain claims experience in the marketplace.  Gross margin as a percentage of sales declined by 2.7 percentage points as margins declined in three of our segments, primarily due to new product introduction.

Selling and Administrative Expenses

Selling and administrative expenses increased in the second quarter over the same period last year primarily as a result of annual merit increases, higher volume across most businesses and due to the adverse impact of foreign currency translation.  Overall, selling and administrative expenses as a percent of sales declined slightly from 10.3 percent to 9.4 percent in the second quarter of 2007 compared to the second quarter of 2006, due to our lower cost structure.  An increase in selling and administrative expenses as a percent of sales in the Distribution segment was more than offset by a decrease in the Power Generation and Components segments, while the Engine segment remained flat.

Research and Engineering Expenses

Research and engineering expenses decreased in 2007 compared to 2006 due to heavy investments in 2006 in the development of a number of new products and critical technologies in addition to higher levels of customer funding for new product development in 2007.  Last year we had significant research and engineering expenses across the Engine and Components segments related to new product development for 2007 and beyond as well as research and engineering expenses for growth platforms across geographies.  The Engine segment accounted for $7 million of the decrease in research and engineering expenses along with a decrease in the Components segment of $4 million.  Fluctuations in other miscellaneous research and development expenses were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income improved primarily due to an increase in earnings from our North American distributors of $10 million.  More than half of that increase was due to organic growth, with the remainder due to acquisitions and the deconsolidation of a North American joint venture in 2007.   In addition, Dongfeng Cummins Engine Company, Ltd. (DCEC) increased $4 million compared to the same period in the prior year.

Other Operating Income, Net

The major components of other operating income are royalty income and gain on sale of fixed assets.  The fluctuation from the second quarter of 2007 to the second quarter of 2006 was primarily due to a gain of approximately $8 million on the sale of fixed assets in 2007. Other fluctuations in other operating income were not significant individually or in the aggregate.

Interest Expense

Interest expense decreased due to significantly lower debt balances in the second quarter of 2007 as compared to the same period in 2006.

Provision for Income Taxes

Our effective tax rate for the three months ended July 1, 2007, was 33 percent.  This rate was less than the 35 percent U.S. income tax rate primarily due to research tax credits and lower taxes on foreign earnings. Our effective tax rate for the three months ended July 2, 2006, was 22 percent.  This rate was lower due to the resolution of tax uncertainties related to prior years in the amount of $28 million, or $0.28 per share.    The effective tax rate for the remainder of the year is expected to approximate 33 percent absent any discrete period activity.

On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109."  The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.  See Note 6 to the Condensed Consolidated Financial Statements for further details.

Six Months Ended - 2007 versus 2006

	Six Months Ended		Favorable/(Unfavorable)
	July 1, 2007	July 2, 2006	Amount	Percent
	$ in millions
Net sales	$6,160	$5,520	$640	12%
Cost of sales	4,938	4,308	(630)	(15)%
Gross margin	1,222	1,212	10	1%
Operating expenses and income
Selling and administrative expenses	597	562	(35)	(6)%
Research and engineering expenses	154	162	8	5%
Investee equity, royalty and other income	88	68	20	29%
Other operating income, net	5	1	4	NM %
Operating earnings	564	557	7	1%
Interest income	18	19	(1)	(5)%
Interest expense	30	53	23	43%
Other income, net	15	4	11	NM %
Earnings before income taxes and minority interests	567	527	40	8%
Provision for income taxes	187	152	(35)	(23)%
Minority interests in earnings of consolidated subsidiaries	23	20	(3)	(15)%
Net earnings	$357	$355	$2	1%

Net Sales

Net sales increased in all segments led by record sales in the Power Generation and the Components segments.  The Power Generation segment was up $310 million, or 27 percent, led by commercial generator sales and alternator sales.  Components segment sales were up $296 million, or 26 percent, led by increased sales in our emissions solutions and turbocharger businesses.  Engine sales were up $157 million, or 4 percent, due to higher engine volumes for industrial applications.  Engine and parts sales to industrial and stationary markets were both 29 percent higher compared to last year with increased volumes in nearly all market segments.  Distribution segment sales increased $24 million, or 4 percent, primarily due to increased demand for power generation products followed by increased parts and engine sales which were partially offset by the deconsolidation of one of our North American joint ventures beginning in 2007.  Net sales for this joint venture were approximately $80 million for the first six months of 2006.  See our "Operating Segment Results" section for further details on sales by segment.

Gross Margin

Gross margin increased primarily due to $220 million for increased pricing which was partially offset by increased costs for new products of $192 million.  The deconsolidation of one of our North American joint ventures, beginning in 2007 and the sale of one of our subsidiaries in the fourth quarter of 2006 also decreased margins. Gross margin as a percentage of sales declined by 2.2 percentage points as margins declined in three of our segments, primarily due to new product introduction.  Warranty expense as a percent of sales decreased slightly to 2.7 percent in the first six months of 2007 compared to 3.0 percent for the prior year period.

Selling and Administrative Expenses

Selling and administrative expenses increased over the same period last year primarily as a result of annual merit increases, higher volume across most businesses and due to the adverse impact of foreign currency translation.  Overall, selling and administrative expenses as a percent of sales declined slightly from 10.2 percent to 9.7 percent compared to 2006, due to our lower cost structure.  An increase in selling and administrative expenses as a percent of sales in the Engine segment was more than offset by a decrease in the other three segments.

Research and Engineering Expenses

Research and engineering expenses decreased in 2007 compared to 2006 due to heavy investments in 2006 in the development of a number of new products and critical technologies in addition to higher levels of customer funding for new product development in 2007. We had significant research and engineering expenses across the Engine and Components segments related to new product development for 2007 and beyond as well as research and engineering expenses for growth platforms across geographies.  The Engine segment accounted for $10 million of the decrease in research and engineering expenses along with a decrease in the Components segment of $3 million.  Fluctuations in other miscellaneous research and development expenses were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

Investee equity, royalty and other income increased primarily due to improved earnings from our North American distributors of $16 million.  Approximately half of that increase was due to organic growth, with the remainder due to acquisitions and  the deconsolidation of a North American joint venture in 2007.   Other joint ventures showing increases compared to the same period in the prior year include DCEC, Cummins Mercruiser, and Chongqing Cummins Engine Company.  These were offset by slight decreases at other joint ventures.

Other Operating Income, Net

The major components of other operating income are royalty income and gain on sale of fixed assets.  The fluctuation from the first six months of 2006 to the first six months of 2007 was primarily due to a gain of approximately $8 million on the sale of fixed assets in 2007 compared to a gain of $4 million on the sale of assets in 2006.  Other fluctuations in other operating income were not significant individually or in the aggregate.

Interest Expense

Interest expense decreased due to significantly lower debt balances in the first six months of 2007 as compared to the same period in 2006.

Other Income, Net

The major components of other income include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses.  The fluctuation in other income in the first six months of 2007 compared to the first six months of 2006 is due to an increase in foreign currency exchange gains of approximately $6 million.

Provision for Income Taxes

Our effective tax rate for the six months ended July 1, 2007, was 33 percent.  This rate was less than the 35 percent U.S. income tax rate primarily due to research tax credits and lower taxes on foreign earnings.  Our income tax provision for the six months ended July 2, 2006, was reduced by $28 million, or $0.28 per share, due to favorable resolution of tax uncertainties related to prior years.  In addition, our provision for the six months ended July 2, 2006, was also impacted by a $12 million, or $0.12 per share, increase in the first quarter for the effect of new Indiana tax legislation.  As a result, our effective tax rate for the six months ended July 2, 2006, was 29 percent.   The effective tax rate for the remainder of the year is expected to approximate 33 percent absent any discrete period activity.  In July 2007,  the United Kingdom passed tax legislation which reduces our U.K. tax rate from 30 percent to 28 percent.  While the reduced tax rate will benefit future operations, we expect to have an additional charge to our third quarter tax provision of approximately $5 million to $7 million to reduce the value of our U.K. deferred tax assets.

On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109." The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.  See Note 6 to the Condensed Consolidated Financial Statements for further details.

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

Engine Results and Updated Outlook

Three Months Ended - 2007 versus 2006

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	July 1, 2007	July 2, 2006	Amount	Percent
External sales	$1,855	$1,680	$175	10%
Intersegment sales	254	216	38	18%
Net sales	2,109	1,896	213	11%
Investee equity, royalty and other income	25	18	7	39%
Interest income	6	7	(1)	(14)%
Segment EBIT	186	190	(4)	(2)%

Segment EBIT as a percentage of net sales	8.8%	10.0%	(1.2) percentage points

        The increase in net sales for this segment was due to improved demand across all markets, excluding the on-highway heavy-duty truck market.   The North American on-highway heavy-duty truck market was down as a result of the 2007 emissions standards change.  Total on-highway-related sales were 57 percent of Engine segment net sales during the second quarter of 2007, compared with 64 percent during the second quarter of 2006.  Industrial markets were strong compared to the same period in 2006, with increased volumes in all markets, led by construction, mining and marine markets.

Segment EBIT was relatively flat with new product pricing offsetting incremental product costs, the deterioration in engine mix being offset by both increased engine sales in other markets and increased parts sales.   Gross margin decreased $5 million, or 1 percent, quarter over quarter.  Selling and administrative expenses increased $11 million, or 8 percent, quarter over quarter, and selling and administrative expenses as a percentage of net sales was flat.  Research and engineering expenses decreased $7 million, or 12 percent, compared to the same quarter last year and decreased slightly as a percentage of net sales compared to the prior period.

In addition, earnings from joint ventures increased compared with the prior period of 2006, primarily due to a $4 million improvement in earnings at DCEC due to strong demand in the Chinese truck market.

A summary and discussion of Engine net sales by market follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	July 1, 2007	July 2, 2006	Amount	Percent
Heavy-duty truck	$473	$618	$(145)	(23)%
Medium-duty truck and bus	320	247	73	30%
Light-duty automotive and RV	418	341	77	23%
Total on-highway	1,211	1,206	5	—%
Industrial	665	516	149	29%
Stationary power	233	174	59	34%
Total net sales	$2,109	$1,896	$213	11%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Three months ended		Favorable/(Unfavorable)
	July 1, 2007	July 2, 2006	Amount	Percent
Midrange	133,500	121,800	11,700	10%
Heavy-duty	23,800	31,400	(7,600)	(24)%
High-horsepower	4,700	4,000	700	18%
Total unit shipments	162,000	157,200	4,800	3%

       Heavy-Duty Truck

The decrease in sales to the heavy-duty truck market was primarily driven by the North American truck market as OEMs experienced reduced demand from truck fleets, following increased purchases in 2006 to replace trucks ahead of the 2007 change in emissions standards.  Global unit shipments of heavy-duty truck engines were down 32 percent in the second quarter of 2007, compared to the second quarter of 2006, with North American shipments down 42 percent and international shipments up 32 percent.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues is due to improved demand due to our growing position with North American OEMs in the medium-duty truck market and increased shipments of bus engines in North America and internationally compared to last year.  Shipments of medium-duty truck engines were up 29 percent to North American OEMs and up 17 percent to international OEMs compared with the second quarter of 2006.  Sales of bus engines and parts increased in the second quarter of 2007 compared to the second quarter of 2006 due to strong demand from North American OEMs with shipments up 39 percent while international shipments were up 92 percent.  The increase in overall North American bus sales is being driven by market share gains within the school bus market.

Light-Duty Automotive and RV

Sales of light-duty automotive engines increased primarily due to higher pricing for the 2007 emission compliant product.  Total light-duty automotive unit shipments were approximately 50,400 in the second quarter of 2007, an increase of 1 percent compared to the same period in 2006 driven by higher shipments to DaimlerChrysler of approximately 1,000 units, or a 2 percent increase compared to the second quarter of 2006. Global engine shipments to recreational vehicle OEMs increased by 14 percent in the second quarter of 2007 compared with the same period in 2006.  The increase is being driven by market share gains with the chassis manufacturers supplying the North American recreational vehicle market.

Industrial

Total industrial sales were up in all markets, primarily due to stronger demand in those markets. Unit shipments increased 9 percent in the second quarter of 2007 compared to the same period in 2006. Approximately 48 percent of the shipments were to North American markets and 52 percent to international markets in the second quarter compared to 53 percent and 47 percent, respectively, for the same period in 2006.  The overall change in the geographic sales mix is due to the continued strength of the international construction market.  Shipments to the construction market increased 9 percent in total and increased 20 percent internationally.  The other markets showing significant increases were the government, commercial marine, mining, oil and gas and rail with increased shipments of 78 percent, 19 percent, 26 percent, 9 percent, and 149 percent, respectively.  The mining market demand is up as the strength in commodity prices is driving investment in mining capacity.  Sales to the oil and gas market and the commercial marine market have increased as sustained oil and natural gas prices continue to drive activity and investments in new equipment and offshore supply vessels.  The rail market is up due to increased demand in both North America and China.  The government market is up due to increased North American demand in the second quarter of 2007.

Stationary Power

The increase in sales to stationary power markets is due to the increased net sales to our Power Generation segment.  These net sales are eliminated in our Condensed Consolidated Statements of Earnings.  See the Power Generation Results for a discussion of the increase in net sales.

Six Months Ended – 2007 versus 2006

Financial data for the Engine segment was as follows:

	Six months ended		Favorable/(Unfavorable)
$ in millions	July 1, 2007	July 2, 2006	Amount	Percent
External sales	$3,377	$3,279	$98	3%
Intersegment sales	497	438	59	13%
Net sales	3,874	3,717	157	4%
Investee equity, royalty and other income	42	35	7	20%
Interest income	14	14	—	—%
Segment EBIT	314	369	(55)	(15)%

Segment EBIT as a percentage of net sales	8.1%	9.9%	(1.8) percentage points

The increase in net sales for this segment was primarily due to strong demand across most markets, particularly strong industrial market sales. Total on-highway-related sales were 55 percent of Engine segment net sales during the first six months of 2007 as compared to 63 percent in the first six months of 2006.

The decrease in segment EBIT was primarily due to the lower engine volumes in the on-highway markets, the accompanying gross margin impact of lower absorption of fixed manufacturing costs and higher costs for new emissions compliant products.  These costs were partially offset by favorable pricing for our new emissions compliant products.  Gross margin decreased $55 million, or 8 percent, for the first six months of 2007 compared to the same period last year.  Selling and administrative expenses increased $22 million, or 9 percent, however selling and administrative expenses as a percentage of net sales remained flat.  Research and engineering expenses decreased $10 million, or 9 percent, compared to the first six months of 2006 and decreased slightly as a percentage of net sales compared to the prior period.

In addition, earnings from joint ventures increased compared with the first six months of 2006, primarily due to a $5 million increase in earnings at DCEC due to strong demand in the Chinese truck market.

A summary and discussion of Engine net sales by market follows:

	Six months ended		Favorable/(Unfavorable)
$ in millions	July 1 , 2007	July 2, 2006	Amount	Percent
Heavy-duty truck	$897	$1,226	$(329)	(27)%
Medium-duty truck and bus	526	462	64	14%
Light-duty automotive and RV	706	672	34	5%
Total on-highway	2,129	2,360	(231)	(10)%
Industrial	1,282	997	285	29%
Stationary power	463	360	103	29%
Total net sales	$3,874	$3,717	$157	4%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Six months ended		Favorable/(Unfavorable)
	July 1, 2007	July 2, 2006	Amount	Percent
Midrange	240,700	236,300	4,400	2%
Heavy-duty	42,800	61,500	(18,700)	(30)%
High-horsepower	9,000	7,700	1,300	17%
Total unit shipments	292,500	305,500	(13,000)	(4)%

Heavy-Duty Truck

The decrease in sales to the heavy-duty truck market was primarily driven by the North American truck market as OEMs experienced reduced demand from truck fleets, following increased purchases in 2006 to replace trucks ahead of the 2007 change in emissions standards.  Global unit shipments of heavy-duty truck engines were down 38 percent in the first six months of 2007, compared to the first six months of 2006, with North American shipments down 50 percent and international shipments up 44 percent.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues is due to increased demand due to our growing position with North American OEMs in the medium-duty truck market and increased shipments of  bus engines in North America and internationally.  This was partially offset by reduced shipments at the beginning of the year as a result of the effect of the change in emissions regulations in North America.  Shipments of medium-duty truck engines were up 2 percent to North American OEMs and up 12 percent to international OEMs compared with the first six months of 2006.  The increase in medium-duty truck engine shipments in North America is due to our increased penetration in this market.  Sales of bus engines and parts increased in the first six months of 2007 compared to the first six months of 2006 due to strong demand from North American OEMs with shipments up 33 percent while international shipments were up 51 percent.

Light-Duty Automotive and RV

Total sales of light-duty automotive engines increased primarily due to higher pricing for the 2007 emission compliant product.  Volume was 13 percent lower due to decreased demand from DaimlerChrysler of approximately 13,600 units, or 15 percent compared to the first six months of 2006. Global sales to recreational vehicle OEMs were down 12 percent while shipments decreased by 22 percent in the first six months of 2007 compared with the same period in 2006.

Industrial

Total sales were up in all industrial markets primarily due to strong demand in those markets. Unit shipments increased 14 percent in the first six months of 2007 compared to the same period in 2006. Approximately 47 percent of the shipments were to North American markets and 53 percent to international markets in the first six months compared to 53 percent and 47 percent, respectively, for the same period in 2006.  The overall change in the geographic sales mix is due to the continued strength of the international construction market which is being driven by strong demand in Europe and China.  Total shipments to the construction market increased 17 percent largely because international shipments increased 28 percent.  Other markets showing significant increases in shipments were government, marine, mining, the oil and gas and rail with increases of 87 percent, 17 percent, 20 percent, 10 percent, and 88 percent, respectively.  The government market is up due to new government contracts in 2007.  The mining market demand is up as the strength in commodity prices is driving investment in mining capacity.  Sales to the oil and gas and commercial marine markets have increased as sustained oil and natural gas prices continue to drive activity and investments in new equipment and offshore supply vessels.  The rail market is up due to increased demand in both North America and China.

Stationary Power

        The increase in sales to stationary power markets is due to the increased net sales to our Power Generation segment.  These net sales are eliminated in our Condensed Consolidated Statements of Earnings.  See the Power Generation Results for a discussion of the increase in net sales.

Updated Outlook for 2007

               Based on the strong performance in the first six months of 2007, we now expect engine segment net sales to increase 5 to 7 percent for the year.  In addition to the sustainable demand in all of our industrial markets, our forecasted revenue from on-highway markets has improved based on market share gains.  Segment earnings for the full year are now expected to be solidly within the targeted range of 7 to 10 percent of sales.

Power Generation Results and Updated Outlook

Three Months Ended – 2007 versus 2006

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	July 1, 2007	July 2, 2006	Amount	Percent
External sales	$605	$467	$138	30%
Intersegment sales	164	131	33	25%
Net sales	769	598	171	29%
Investee equity, royalty and other income	4	3	1	33%
Interest income	1	2	(1)	(50)%
Segment EBIT	88	56	32	57%

Segment EBIT as a percentage of net sales	11.4%	9.4%	2 percentage points

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand across most regions, especially North America, the Middle East, Europe and India and improved pricing in the commercial and alternator lines of business.  Commercial generator sales, the largest line of business in the segment, rose 33 percent compared to the same period in 2006, while alternator sales increased 41 percent.  Every line of business in the segment reported double-digit percentage sales growth during the quarter.

The improvement in segment EBIT was largely driven by the gross margin line as significant price realization, net of increased material costs improved segment earnings.  Gross margin improved $32 million, or 28 percent, in the second quarter of 2007 over the same period in 2006.  Gross margin percentage remained flat compared to the same period in 2006.  Selling and administrative expenses increased $8 million, or 15 percent, over the second quarter of 2006, however selling and administrative expenses as a percentage of net sales improved by over one percentage point in the second quarter of 2007, compared to the same period in 2006.  Research and engineering expenses increased $3 million, or 50 percent during the second quarter, compared to 2006 and increased slightly as a percentage of net sales compared to the same period in 2006.

A summary of engine shipments used in power generation equipment by engine category follows:

	Three months ended		Favorable/(Unfavorable)
	July 1, 2007	July 2, 2006	Amount	Percent
Midrange	7,400	7,300	100	1%
Heavy-duty	2,000	1,800	200	11%
High-horsepower	2,600	2,400	200	8%
Total unit shipments	12,000	11,500	500	4%

 Six Months Ended – 2007 versus 2006

Financial data for the Power Generation segment was as follows:

	Six months ended		Favorable/(Unfavorable)
$ in millions	July 1, 2007	July 2, 2006	Amount	Percent
External sales	$1,136	$878	$258	29%
Intersegment sales	308	256	52	20%
Net sales	1,444	1,134	310	27%
Investee equity, royalty and other income	7	6	1	17%
Interest income	3	3	—	—%
Segment EBIT	165	101	64	63%

Segment EBIT as a percentage of net sales	11.4%	8.9%	2.5 percentage points

The increase in net sales in this segment was primarily due to increased volumes as a result of strong demand and improved pricing in the commercial and alternator lines of business, as well as increased volumes in our energy solutions business.  In addition, net sales increased in all major geographic regions year over year. Sales of commercial generator equipment, the largest line of business in the segment, rose 30 percent compared to the same period in 2006, while alternator sales increased 42 percent.  Every line of business in the segment reported double-digit percentage sales growth during the quarter.

The improvement in segment EBIT was largely driven by the gross margin line as significant price realization, net of increased material costs, and the absorption benefit from higher volumes improved segment earnings.  Gross margin improved $66 million, or 32 percent, in the first six months of 2007 over the same period in 2006.  Gross margin percentage improved nearly one percentage point compared to the same period in 2006.  Selling and administrative expenses increased $11 million, or 10 percent, over the first six months of 2006, however selling and administrative expenses as a percentage of net sales improved by over one percentage point in the first six months of 2007, compared to the same period in 2006.  Research and engineering expenses increased $4 million, or 31 percent, compared to 2006 and increased slightly as a percentage of net sales compared to the same period in 2006.

A summary of engine shipments used in power generation equipment by engine category follows:

	Six months ended		Favorable/(Unfavorable)
	July 1, 2007	July 2, 2006	Amount	Percent
Midrange	15,400	14,000	1,400	10%
Heavy-duty	3,600	3,500	100	3%
High-horsepower	5,100	4,500	600	13%
Total unit shipments	24,100	22,000	2,100	10%

Updated Outlook for 2007

Based on the strong performance in the first six months of 2007 and an improved outlook, we now expect full year segment net sales to grow 21 to 26 percent.  Demand for commercial generator equipment, including alternators, remains strong due to construction spending on data centers in North America and India and on general infrastructure development in the Middle East.  Consumer sales are projected to increase primarily on the strength of portable gensets.  Continued significant price realization and clear visibility to strong second half orders are forecasted to sustain earnings for the segment above the top end of its targeted range of  7 to 9 percent of sales for the year.

Components Results and Updated Outlook

Three Months Ended – 2007 versus 2006

Financial data for the Components segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	July 1, 2007	July 2, 2006	Amount	Percent
External sales	$516	$363	$153	42%
Intersegement sales	241	200	41	21%
Net sales	757	563	194	34%
Investee equity, royalty and other income	(1)	2	(3)	NM
Interest income	—	—	—	NM
Segment EBIT	48	34	14	41%

Segment EBIT as a percentage of net sales	6.3	6.0	0.3 percentage points

 Our Components segment includes the following businesses: filtration, turbochargers, fuel systems and emissions solutions.  The increase in Components net sales was driven by increased sales in our emissions solutions business where sales more than doubled compared to the same period in 2006, a 46 percent increase in sales of our turbochargers and an 11 percent increase in sales in our filtration business.  All of our businesses benefited from sales of new products to allow their customers to meet new on-highway emissions standards in the U.S. and Europe.

 Segment EBIT increased during the second quarter compared with the same period in 2006, primarily due to overall improved margins in our filtration business, particularly Europe and Asia Pacific, and increased sales in our emissions solution business.  The increased margins were the result of increased sales volumes partially offset by a decrease in gross margin as a percent of sales.  Gross margin increased $14 million, or 15 percent, in the second quarter compared to the same period in 2006, however, gross margin percentage decreased three percentage points compared to the same period in 2006.  Gross margin in this segment is depressed primarily due to overall product mix and the turbocharger business, which was negatively impacted by high material costs and increased production spending as we ramp up new products and new capacity.  Selling and administrative expenses increased $4 million, or 9 percent, compared to the second quarter of 2006, and decreased by nearly two percentage points as a percentage of net sales.  As a result of higher levels of customer funding for new product development, research and engineering expenses decreased $4 million, or 22 percent, compared to the second quarter of 2006 and decreased one percentage point of net sales.

Six Months Ended – 2007 versus 2006

Financial data for the Components segment was as follows:

	Six months ended		Favorable/(Unfavorable)
$ in millions	July 1, 2007	July 2, 2006	Amount	Percent
External sales	$971	$718	$253	35%
Intersegement sales	443	400	43	11%
Net sales	1,414	1,118	296	26%
Investee equity, royalty and other income	(2)	4	(6)	NM
Interest income	1	—	1	NM
Segment EBIT	72	65	7	11%

Segment EBIT as a percentage of net sales	5.1%	5.8%	(0.7) percentage points

The increase in Components net sales was driven by increased sales in our emissions solutions business where sales more than doubled compared to the same period in 2006, a 37 percent increase in sales of our turbochargers and a 7 percent increase in sales in our filtration business.  All of our businesses benefited from sales of new products to allow their customers to meet new on-highway emissions standards in the U.S. and Europe.

Segment EBIT improved during the first six months compared with the same period in 2006, primarily due to higher volume. Gross margin increased $16 million, or 9 percent, in the first six months compared to the same period in 2006, and gross margin percentage declined over two percentage points compared to the same period in 2006.  Selling and administrative expenses increased $7 million, or 8 percent, compared to the first six months of 2006, but decreased slightly as a percentage of net sales.  Research and engineering expenses decreased  in 2007 as a result of higher levels of customer funding for new product development.   Research and engineering expenses decreased $3 million, or 8 percent, compared to the first six months of 2006 and decreased by over one percentage point as a percentage of net sales.

Updated Outlook for 2007

Based on improvements in performance in the first six months of 2007 and an improved outlook, particularly from our emissions solutions and turbocharger businesses, we now expect full year segment net sales to grow 22 to 27 percent and earnings to reach the targeted range of 7 to 9 percent of sales for the year.

Distribution Results and Updated Outlook

Three Months Ended – 2007 versus 2006

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	July 1, 2007	July 2, 2006	Amount	Percent
External sales	$367	$332	$35	11%
Intersegment sales	1	4	(3)	(75)%
Net sales	368	336	32	10%
Investee equity, royalty and other income	24	14	10	71%
Interest income	—	1	(1)	(100)%
Segment EBIT	46	36	10	28%

Segment EBIT as a percentage of net sales	12.5%	10.7%	1.8 percentage points

Distribution net sales increased as the result of strong overall demand in Europe, the Middle East and East Asia despite the deconsolidation of one of our North American joint ventures in 2007.  The net sales of this previously consolidated joint venture accounted for approximately $39 million or 12 percent, of net sales for the Distribution segment in the second quarter of 2006.    The higher net sales were led by increases in power generation volume followed by parts and engine volume.

Segment EBIT improved primarily due to an increase in investee equity, royalty and other income led by a $10 million increase from our North American Distributors.  Gross margin in the second quarter of 2007 increased $4 million, or 5 percent, over the same period in 2006.  In addition, gross margin percentage decreased by approximately one percentage point.  The decrease in gross margin was partially offset by lower selling and administrative expenses.  Selling and administrative expenses decreased $3 million, or 5 percent, and selling and administrative expenses as a percentage of net sales decreased two percentage points.

Six Months Ended – 2006 versus 2005

Financial data for the Distribution segment was as follows:

	Six months ended		Favorable/(Unfavorable)
$ in millions	July 1, 2007	July 2, 2006	Amount	Percent
External sales	$676	$645	$31	5%
Intersegment sales	1	8	(7)	(88)%
Net sales	677	653	24	4%
Investee equity, royalty and other income	41	23	18	78%
Interest income	—	2	(2)	(100)%
Segment EBIT	85	67	18	27%

Segment EBIT as a percentage of net sales	12.6%	10.3%	2.3 percentage points

        Distribution net sales increased primarily due to strong overall demand in Europe, the Middle East and East Asia despite the deconsolidation of one of our North American joint ventures in 2007.  The net sales of this previously consolidated joint venture accounted for approximately $80 million, or 12 percent of net sales for the Distribution segment in the first six months of 2006. The higher net sales were led by increases in power generation volume followed by parts and engine volume.

Segment EBIT improved primarily due to an increase in investee equity, royalty and other income and increased sales volume.   The increase in joint venture income was primarily related to a $16 million increase from our North American Distributors.  Gross margin in the first six months of 2007 decreased $4 million, or 3 percent, over the same period in 2006.  In addition, gross margin percentage decreased by over one percentage point.  The decrease in gross margin was partially offset by lower selling and administrative expenses.  Selling and administrative expenses decreased $5 million, or 4 percent, and improved as a percentage of net sales by one percentage point.

Updated Outlook for 2007

Based on the strong performance in the first six months of 2007 and an improved outlook, particularly in Europe and the Middle East, we now expect full year segment net sales to grow 17 to 22 percent, excluding the deconsolidation.  Global non-residential construction and economic expansion will drive distribution revenue.  We expect segment earnings to exceed the top end of its targeted range of 8 to 10 percent of sales for the year.

Geographic Markets

Sales to international markets for the three and six months ended July 1, 2007, were 51 and 53 percent of total net sales, compared with 49 percent of total net sales for both the three and six months ended July 2, 2006.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three months ended,				Six months ended,
$ in millions	July 1, 2007		July 2, 2006		July 1, 2007		July 2, 2006
United States	$1,626	49%	$1,443	51%	$2,921	47%	$2,828	51%
Asia/Australia	590	18%	444	16%	1,106	18%	862	15%
Europe/CIS	553	16%	406	14%	1,053	17%	770	14%
Mexico/Latin America	279	8%	233	8%	535	9%	424	8%
Canada	99	3%	183	6%	184	3%	375	7%
Africa/Middle East	196	6%	133	5%	361	6%	261	5%
Total international	1,717	51%	1,399	49%	3,239	53%	2,692	49%
Total consolidated net sales	$3,343	100.0%	$2,842	100%	$6,160	100.0%	$5,520	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash and cash equivalents decreased $214 million during the period to $626 million at the end of the first six months compared to $840 million at the beginning of the period. Cash and cash equivalents were higher at the end of 2006 as a result of an increase in cash provided by operations generated primarily by higher net earnings for the full year in 2006 and due to lower accounts receivable at the end of 2006. We have focused much of our efforts on improving our balance sheet through debt reduction. We believe our net debt position is a strong indicator of how much progress we have made in this area. This measure is not defined under U.S. GAAP and may not be computed in the same manner as similarly titled measures used by other companies. Our net debt position is as follows:

	July 1,	December 31,	July 2,
	2007	2006	2006
	$ in millions
Total debt	$666	$811	$1,004
Less: cash, cash equivalents and marketable securities	(731)	(935)	(944)
Net debt	$(65)	$(124)	$60

Total debt as a percent of our total capital, including total debt, was 17.4 percent at July 1, 2007, compared with 22.4 percent at December 31, 2006 and 28.6 percent at July 2, 2006.

Management's Assessment of Liquidity

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  We believe our future operating cash flows together with our current cash and cash equivalents of $626 million, marketable securities of $105 million, $616 million available under our revolving credit facility, $200 million available under our accounts receivable program and $126 million available under international credit facilities (see the table below under Available Credit Capacity) provides us with the financial flexibility needed to satisfy future short-term funding requirements for working capital, debt service obligations, capital expenditures, projected pension funding, dividend payments, common stock repurchases and expansion in emerging markets.

Dividend Policy

        On July 10, 2007, the Board of Directors approved an increase in the quarterly cash dividend on our common stock from $0.18 per share to $0.25 per share.  The dividend is payable on August 31 to shareholders of record on August 17.

Available Credit Capacity

As of July 1, 2007, there were no amounts outstanding under our revolving credit facility or our accounts receivable sales program.  The table below provides the components of available credit capacity:

July 1, 2007
$ in millions
Revolving credit facility	$616
International credit facilities accessible by local entities	88
International credit facilities accessible by corporate treasury	40
Accounts receivable sales program	200
Total available credit capacity	$944

Working Capital Summary

	July 1,	December 31,	July 2,
	2007	2006	2006
	$ in millions
Current assets	$4,852	$4,488	$4,421
Current liabilities	2,543	2,399	2,612
Working capital	$2,309	$2,089	$1,809
Current ratio	1.91	1.87	1.69
Days’sales in receivables	54	52	53
Inventory turnover	6.4	6.7	6.8

 Cash Flows

The following table summarizes the key elements of our cash flows for the six month periods:

	July 1, 2007	July 2, 2006
	Millions
Net cash provided by operating activities	$156	$355
Net cash used in investing activities	(176)	(110)
Net cash used in financing activities	(199)	(146)
Effect of exchange rate changes on cash	5	—
Net (decrease) increase in cash and cash equivalents	$(214)	$99

 Operating Activities.   Net cash provided by operating activities declined $199 million in the first six months of 2007 compared to the first six months of 2006, primarily due to a $149 million increase in cash used for working capital and an increase in pension contributions of $19 million which was partially offset by a decrease in deferred income taxes.  Net changes in working capital utilized $383 million in cash during the first six months of 2007 compared to utilizing $234 million in the first six months of 2006.  Cash utilized for working capital tends to fluctuate from period to period based on various factors including sales and production volumes as well as timing.  Pension funding increased year-over-year, as we made additional contributions towards our goal of reaching 90 percent funded status by the end of 2007.  In the first six months of 2007, we contributed $102 million to our pension plans.  We presently anticipate contributing $230 million to $240 million to our pension plans in 2007 and paying approximately $55 million in claims and premiums.  The $230 million to $240 million of pension contributions for the full year includes voluntary contributions of $160 million to $170 million.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

Investing Activities.   Net cash used in investing activities increased $66 million in the first six months of 2007 compared to 2006. The increase was primarily due to an outflow of $20 million for the acquisition of businesses, the majority of which was to acquire the remaining 50 percent equity ownership in a 50/50 joint venture and an increase of $25 million in cash used for investments in and advances to equity investees.

Capital expenditures for 2007 will increase to support our growth, and will include investments to increase capacity and to fund development of our new products. Our investments in capacity improvement are accelerating, cut across all of our businesses and are designed for the future growth of our businesses.  We continue to invest more of our capital in low-cost regions of the world to further leverage our opportunities for cost reduction. We currently expect capital expenditures for all of 2007 to be between $320 million and $350 million to support these initiatives.

Financing Activities.   Net cash used in financing activities was $199 million in the first six months of 2007 compared to $146 million in the first six months of 2006, or a net increase in cash outflows of $53 million. The majority of the increase in cash outflows is due to a $50 million decrease in the proceeds from borrowings.  In addition, dividend payments were $10 million higher in the first six months of 2007 compared to 2006, due to the 20 percent increase in the dividend amount that was authorized by the Board of Directors in the third quarter of 2006.  Partially offsetting these increased uses of cash was a reduction in repurchases of our common stock of $26 million.

In July 2006, the Board of Directors authorized us to acquire up to two million shares (adjusted to four million shares as a result of the two-for-one stock split) of Cummins common stock in addition to what has been acquired under previous authorizations.  For the six months ended July 1, 2007, we repurchased approximately $36 million of common stock, at an average cost of $83.75 per share, representing 434,900 shares.  As a result, at July 1, 2007, there were approximately 2.6 million shares available to be acquired.  The share repurchase program is expected to be a significant use of our cash flows in 2007 and 2008.  We anticipate completing the repurchase of the 2.6 million remaining shares sometime in 2008.  However, total repurchases may vary quarter to quarter depending on other investing and financing market conditions, activity or restrictions.

 Credit Ratings

On July 20, 2007, Fitch upgraded our senior unsecured debt ratings from "BBB-" to "BBB" and revised our outlook to stable.  Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor's	BBB-	NR	Stable
Fitch	BBB	BBB	Stable

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. In January 2007, this facility was extended for one year.  As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in "Receivables, net" on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $200 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility.  In July 2007, we amended the agreement to extend the facility until July 2010 and raised the purchase limitation from $200 million to $400 million.  The agreement also provides us with an option to increase the purchase limitation up to $500 million upon approval.  There was no activity under this program in the first six months of 2007. At this time, we do not intend to utilize any funds from this facility in the foreseeable future.

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

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.  A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2006 Annual Report on Form 10-K under the caption "APPLICATION OF CRITICAL ACCOUNTING ESTIMATES."  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2007.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words, such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates" or similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward-looking statements include the following:

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

 ITEM 4.  Controls and Procedures

a.)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

b.)  Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended July 1, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, "Item 1A. Risk Factors Relating to our Business" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K or the Disclosure Regarding Forward-Looking Statements in this Quarterly Report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2 – May 6, 2007	—	$—	—	2,820,000
May 7 – June 3, 2007	99,000	93.24	99,000	2,721,000
June 4 – July 1, 2007	155,900	93.41	155,900	2,565,100
Total	254,900	$93.34	254,900

(1)Number of shares and average price per share has been adjusted for the impact of the two-for-one stock split that took place during the first quarter.

In July 2006, the Board of Directors gave authorization to the Company to acquire up to two million shares (adjusted to four million shares due to the two-for-one stock split) of Cummins common stock in addition to what has been acquired under previous authorizations.

During the second quarter of 2007, we did not purchase any shares from employees in connection with the Company's Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock of the Company on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold, must wait six months before another share purchase may be made.

During the second quarter of 2007, the Company issued 4,214 shares of restricted stock as compensation to the Company's non-employee directors, all of whom are accredited investors.  These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of security holders on May 8, 2007.  There were 52,189,659 shares of common stock entitled to vote at the meeting and a total of 46,932,445, or 89.9 percent, were represented at the meeting.  Security holders voted on the following proposals:

Proposal 1: Election of nine directors for the ensuring year.

Results of the voting in connection with the election of directors were as follows:

Director	For	Withheld
Robert J. Darnall	44,225,574	499,357
John M. Deutch	46,090,754	491,453
Alexis M. Herman	45,786,787	490,494
F. Joseph Loughrey	44,552,360	395,470
William I. Miller	44,388,563	422,262
Georgia R. Nelson	45,917,131	501,905
Theodore M. Solso	43,843,880	443,469
Carl Ware	46,133,220	494,002
J. Lawrence Wilson	44,381,311	494,231

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

Proposal 2: Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the year 2007.

Results of the voting to ratify the appointment of PricewaterhouseCoopers were as follows:

For	Against	Abstain	Broker Non-Votes
46,320,767	193,695	417,983	—

Proposal 3:  Proposal to amend the 2003 Stock Incentive Plan to adjust the number of performance-based stock awards available under the Plan.

Results of the voting to amend the 2003 Stock Incentive Plan were as follows:

For	Against	Abstain	Broker Non-Votes
43,772,514	2,548,281	611,650	—

        Proposal 4:  Proposal to amend Restated Articles of Incorporation to increase the number of authorized shares of common stock following the April 9, 2007, two-for-one stock split announced on March 8, 2007.

        Results of the voting to amend Restated Articles of Incorporation were as follows:

For	Against	Abstain	Broker Non-Votes
40,335,321	5,993,302	603,822	—

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
Date: August 1, 2007

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Executive Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)