Form 10-Q
period 2007-09-30
CUMMINS INC
filed 2007-11-05
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

 Commission File Number 1-4949

CUMMINS INC.

(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35‑0257090 (IRS Employer Identification No.)
500 Jackson Street Box 3005 Columbus, Indiana 47202-3005 (Address of principal executive offices)

Telephone (812) 377-5000 (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒     Accelerated filer  ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 30, 2007, there were 102,127,420 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company's Reports

Cummins maintains an internet website at www.cummins.com.  Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission.

CUMMINS INC.  AND CONSOLIDATED SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	Millions (except per share amounts)
Net sales (includes related party sales of $458, $401, $1,280 and $1,159, respectively)	$3,372	$2,809	$9,532	$8,329
Cost of sales	2,720	2,192	7,658	6,500
Gross margin	652	617	1,874	1,829

Operating expenses and income
Selling and administrative expenses	340	291	937	853
Research and engineering expenses	82	81	236	243
Investee equity, royalty and other income (Note 5)	58	37	146	105
Other operating income (expense), net	1	(4)	6	(3)

Operating earnings	289	278	853	835

Interest income	9	14	27	33
Interest expense	14	23	44	76
Other income, net	8	4	23	8
Earnings before income taxes and minority interests	292	273	859	800

Provision for income taxes (Note 6)	97	92	284	244
Minority interests in earnings of consolidated subsidiaries	11	10	34	30
Net earnings	$184	$171	$541	$526

Earnings per common share (Note 7)
Basic	$1.86	$1.70	$5.43	$5.62
Diluted	$1.84	$1.69	$5.39	$5.23

Cash dividends declared per share	$0.25	$0.18	$0.61	$0.48

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2007	2006
	Millions, (except par value)
ASSETS
Current assets
Cash and cash equivalents	$624	$840
Marketable securities	120	95
Receivables, net (includes related party receivables of $236 and $180, respectively)	2,025	1,767
Inventories (Note 8)	1,770	1,393
Deferred income taxes	265	277
Prepaid expenses and other current assets	143	116
Total current assets	4,947	4,488
Long-term assets
Property, plant and equipment, net of accumulated depreciation of $2,650 and $2,521	1,544	1,574
Investments in and advances to equity investees	448	345
Goodwill (Note 9)	371	356
Other intangible assets, net (Note 9)	160	128
Deferred income taxes	366	433
Other assets	196	141
Total assets	$8,032	$7,465
LIABILITIES
Current liabilities
Short-term borrowings	$115	$164
Accounts payable	1,345	1,104
Other accrued expenses	1,244	1,131
Total current liabilities	2,704	2,399
Long-term liabilities
Long-term debt	549	647
Pensions	260	367
Postretirement benefits other than pensions	507	523
Other liabilities and deferred revenue	542	473
Total liabilities	4,562	4,409
Commitments and contingencies (Note 12)	-	-
MINORITY INTERESTS	275	254
SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, 300 shares authorized, 110.2 and 110.0 shares issued	276	137
Additional paid-in capital	1,426	1,500
Retained earnings	2,488	2,009
Accumulated other comprehensive loss
Defined benefit postretirement plans	(528)	(511)
Other	96	(15)
Total accumulated other comprehensive loss	(432)	(526)
Treasury stock, at cost, 8.1 and 5.8 shares	(469)	(212)
Common stock held in trust for employee benefit plans, 3.4 and 3.8 shares	(82)	(92)
Unearned compensation	(12)	(14)
Total shareholders' equity	3,195	2,802
Total liabilities, minority interests and shareholders' equity	$8,032	$7,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,	October 1,
	2007	2006
Cash flows from operating activities	Millions
Net earnings	$541	$526
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	215	222
Net (gain) loss on disposal of property, plant and equipment	(8)	3
Deferred income tax provision	69	141
Equity in earnings of investees, net of dividends	(55)	(37)
Minority interests in earnings of consolidated subsidiaries	34	30
Pension expense (Note 4)	73	89
Pension contributions	(144)	(154)
Other post-retirement benefit expense, net of cash payments (Note 4)	(22)	(25)
Stock-based compensation expense	20	13
Translation and hedging activities	(19)	(19)
Changes in current assets and liabilities, net of acquisitions:
Receivables	(222)	(232)
Inventories	(329)	(200)
Other current assets	(22)	(19)
Accounts payable	218	132
Accrued expenses	110	89
Changes in long-term liabilities	65	11
Other, net	(1)	43
Net cash provided by operating activities	523	613
Cash flows from investing activities
Capital expenditures	(182)	(152)
Investments in internal use software	(46)	(33)
Proceeds from disposals of property, plant and equipment	33	32
Investments in and advances to equity investees	(27)	(10)
Acquisition of businesses, net of cash acquired	(20)	-
Investments in marketable securities-acquisitions	(307)	(180)
Investments in marketable securities-liquidations	295	159
Purchase of other investments	(52)	-
Other, net	(17)	(1)
Net cash used in investing activities	(323)	(185)
Cash flows from financing activities
Proceeds from borrowings	3	80
Payments on borrowings and capital lease obligations	(122)	(132)
Net borrowings under short-term credit agreements	(14)	(1)
Distributions to minority shareholders	(15)	(16)
Dividend payments on common stock	(63)	(47)
Tax benefit on share-based awards	11	6
Proceeds from issuing common stock	3	8
Repurchases of common stock	(210)	(76)
Other, net	(20)	(5)
Net cash used in financing activities	(427)	(183)
Effect of exchange rate changes on cash and cash equivalents	11	3
Net (decrease) increase in cash and cash equivalents	(216)	248
Cash and cash equivalents at beginning of year	840	779
Cash and cash equivalents at end of period	$624	$1,027

Cash payments for:
Interest	$52	$81
Income taxes	$201	$102

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

NOTE 2.  BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the three and nine month interim periods ended September 30, 2007 and October 1, 2006. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. The interim periods for both 2007 and 2006 contain 13 and 39 weeks, respectively. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period condensed financial statements.  This includes all share and per share amounts which have been retroactively adjusted to reflect the two-for-one stock split that was distributed April 9, 2007.  See Note 7.

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

Shipping and Handling Costs

Our shipping and handling costs are expensed as incurred. Those shipping and handling costs associated with operations of our inventory distribution centers and warehouse facilities were previously classified as "Selling and administrative expenses" in our Condensed Consolidated Statements of Earnings.  In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs," we previously disclosed the amount of these shipping and handling costs that were included as "Selling and administrative expenses" in the notes to our Consolidated Financial Statements.  Beginning January 1, 2007, we revised our accounting policy and all shipping and handling costs are now classified as "Cost of sales."  This presentation is more consistent with current industry practice.  For purposes of comparability, the $37 million and $96 million previously classified as "Selling and administrative expenses" for the three and nine months ended October 1, 2006, has been adjusted retrospectively to apply the new method.  This change had no impact on operating earnings, net earnings, or earnings per share.

NOTE 3.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We will adopt SFAS 157 effective January 1, 2008.  We are currently evaluating the impact, if any, that SFAS 157 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Plans and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  In addition, SFAS 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year.  We adopted SFAS 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008.  We do not expect the adoption of the change in measurement date provisions to have a material effect on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently evaluating the potential impact, if any, that SFAS 159 will have on our Consolidated Financial Statements.

NOTE 4.  PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic pension and other postretirement benefit expense under our plans consisted of the following:

	Pension				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	Three months ended
	September 30,	October 1,	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006	2007	2006
	Millions
Service cost	$12	$12	$8	$8	$-	$1
Interest cost	26	26	16	14	8	8
Expected return on plan assets	(35)	(31)	(18)	(14)	-	-
Amortization of prior service cost (credit)	-	-	1	1	(2)	(2)
Recognized net actuarial loss (gain)	8	10	6	5	(1)	(1)
Other	-	-	-	1	-	-
Net periodic benefit cost	$11	$17	$13	$15	$5	$6
	Pension				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	Nine months ended
	September 30,	October 1,	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006	2007	2006
	Millions
Service cost	$35	$36	$24	$22	$-	$1
Interest cost	80	80	47	38	23	24
Expected return on plan assets	(105)	(95)	(53)	(39)	-	-
Amortization of prior service cost (credit)	(1)	2	3	2	(7)	(8)
Recognized net actuarial loss (gain)	24	28	19	14	(1)	(1)
Other	-	-	-	1	-	-
Net periodic benefit cost	$33	$51	$40	$38	$15	$16

For the three and nine months ended September 30, 2007, we contributed approximately $42 million and $144 million, respectively, to our pension plans and paid approximately $11 million and $37 million, respectively, of postretirement benefits. For the three and nine months ended October 1, 2006, we contributed approximately $71 million and $154 million, respectively, to our pension plans and paid approximately $10 million and $41 million, respectively, of postretirement benefits.   We presently anticipate contributing $240 to $250 million to our pension plans in 2007 and paying approximately $55 million in claims and premiums.  The $240 to $250 million of contributions for the full year includes voluntary contributions of $160 to $170 million.  These contributions and payments include payments from our funds to either increase pension plan assets or to make direct payments to plan participants.

We incurred expenses of $4 million for the three months ended September 30, 2007 and $5 million for the three months ended October 1, 2006, relating to our defined contribution plans.  We incurred expenses of $19 million for the nine months ended September 30, 2007 and $23 million for the nine months ended October 1, 2006, for defined contribution plans.

NOTE 5.  INVESTEE EQUITY, ROYALTY AND OTHER INCOME

Investee equity, royalty and other income included in our Condensed Consolidated Statements of Earnings for the interim reporting periods was as follows:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	Millions
North American distributors	$22	$13	$59	$34
Dongfeng Cummins Engine Company, Ltd	12	4	29	16
Chongqing Cummins Engine Company, Ltd	5	6	15	13
Cummins MerCruiser Diesel Marine LLC.	2	-	9	4
Tata Cummins Limited	3	2	9	8
Fleetguard Shanghai Filter Co. Ltd.	1	2	4	4
All others	9	2	12	10
Cummins share of net earnings	54	29	137	89
Royalty and other income	4	8	9	16
Investee equity, royalty and other income	$58	$37	$146	$105

NOTE 6.  INCOME TAXES

Our effective tax rate for the three and nine months ended September 30, 2007, was 33 percent.  This rate was less than the 35 percent U.S. income tax rate primarily due to research tax credits and lower taxes on foreign earnings. Our effective tax rate for the three and nine months ended October 1, 2006, was 34 percent and 31 percent, respectively.  Our provision for the nine months ended October 1, 2006, was increased $12 million in the first quarter for the effect of new Indiana tax legislation, and was reduced by $28 million in the second quarter due to the favorable resolution of tax uncertainties related to prior years.

On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. The adoption of FIN 48 resulted in an increase to beginning retained earnings of $0.8 million and did not have any impact on our results of operations. As of the adoption date, we had gross unrecognized tax benefits of $49 million. Of this total, $37 million, if recognized, would favorably affect the effective tax rate in future periods. Also, as of the adoption date, we had accrued interest expense related to the unrecognized tax benefits of $9 million. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Unrecognized tax benefits and accrued interest have not changed materially since the adoption of FIN 48.

As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state, and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the United Kingdom and the U.S. Our U.S. federal income tax returns have been examined through 2004.  With few exceptions, major U.S. state and foreign jurisdictions are no longer subject to income tax examinations for years before 2001.  Various U.S. state and foreign tax audits are currently underway; however, we do not expect any significant change to our unrecognized tax benefits within the next year.

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

The following is a reconciliation of net earnings and weighted-average common shares outstanding for purposes of calculating basic and diluted net earnings per share:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	Millions (except per share amounts)
Net earnings for basic EPS	$184	$171	$541	$526
Interest on junior convertible subordinated debentures, net of tax	-	-	-	6
Net earnings for diluted EPS	$184	$171	$541	$532
Weighted-average common shares outstanding:
Basic	99.1	100.7	99.7	93.6
Dilutive effect of stock compensation awards	0.8	0.8	0.6	0.8
Dilutive effect of junior convertible subordinated debentures	-	-	-	7.3
Diluted	99.9	101.5	100.3	101.7
Earnings per common share:
Basic	$1.86	$1.70	$5.43	$5.62
Diluted	$1.84	$1.69	$5.39	$5.23

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

NOTE 8.  INVENTORIES

Inventories included the following:

	September 30,	December 31,
	2007	2006
	Millions
Finished products	$824	$705
Work-in-process and raw materials	1,024	761
Inventories at FIFO cost	1,848	1,466
Excess of FIFO over LIFO	(78)	(73)
Total inventories	$1,770	$1,393

NOTE 9.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill for the nine months ended September 30, 2007, were as follows:

	Components	Power Generation	Engine	Distribution	Total
	Millions
Goodwill at December 31, 2006	$332	$12	$7	$5	$356
Additions	11	-	-	2	13
Disposition	-	-	-	-	-
Translation and other	1	1	-	-	2
Goodwill at September 30, 2007	$344	$13	$7	$7	$371

 The components of other intangible assets with finite lives subject to amortization were as follows:

	September 30,	December 31,
	2007	2006
	Millions
Software	$273	$222
Accumulated amortization	(124)	(101)
Net software	149	121
Trademarks, patents and other	15	10
Accumulated amortization	(4)	(3)
Net trademarks, patents and other	11	7
Total	$160	$128

NOTE 10.  SALE OF ACCOUNTS RECEIVABLE

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. In July 2007, we amended the agreement to extend the facility until July 2010, and raised the purchase limitation from $200 million to $400 million. The agreement also provides us with an option to increase the purchase limitation up to $500 million upon approval.   As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in "Receivables, net" on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $400 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility.  There was no activity under this program in the first nine months of 2007.

NOTE 11.  PRODUCT WARRANTY LIABILITY

A summary of the activity in our current and long-term warranty liability accounts, as well as our deferred revenue accounts, for the nine month interim periods follows:

	Nine months ended
	September 30,	October 1,
	2007	2006
	Millions
Balance, beginning of period	$652	$581
Provision for warranties issued	298	244
Deferred revenue on extended warranty contracts sold	47	59
Payments	(229)	(215)
Amortization of deferred revenue on extended warranty contracts	(37)	(26)
Changes in estimates for pre-existing warranties	(14)	3
Foreign currency translation	5	4
Balance, end of period	$722	$650

The amount of deferred revenue related to extended coverage programs at September 30, 2007, was $175 million.

At September 30, 2007, we had $21 million of receivables related to estimated supplier recoveries of which $10 million was included in "Receivables, net" and $11 million was included in "Other assets" on our Condensed Consolidated Balance Sheets.

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at September 30, 2007, was $9 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. The maximum potential loss related to these other guarantees is $4 million at September 30, 2007.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs. At September 30, 2007, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $16 million. However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

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

Joint Venture Commitments

As of September 30, 2007, we have committed (subject to future regulatory approvals) to invest $60 million into new and existing joint ventures.  It is expected that $9 million will be funded in 2007 with the remaining amounts expected to be funded in 2008 and 2009.

NOTE 13.  COMPREHENSIVE EARNINGS

A reconciliation of our net earnings to comprehensive earnings was as follows:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	Millions
Net earnings	$184	$171	$541	$526
Other comprehensive earnings (loss), net of tax:
Change in defined benefit post retirement plans	8	-	(17)	-
Minimum pension liability adjustment	-	(2)	-	(2)
Change in cumulative translation adjustment	26	26	100	57
Unrealized gain/(loss) on marketable securities	3	1	3	(1)
Unrealized gain/(loss) on derivatives	4	(6)	8	23
Comprehensive earnings	$225	$190	$635	$603

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

A summary of operating results by segment for the three and nine month periods is shown below:

	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
	Millions
Three months ended September 30, 2007
External sales	$1,890	$594	$494	$394	$-	$3,372
Intersegment sales	263	182	247	1	(693)	-
Net sales	2,153	776	741	395	(693)	3,372
Investee equity, royalty and other income	24	5	3	26	-	58
Interest income	6	1	1	1	-	9
Segment EBIT	155	83	34	46	(12)	306

Three months ended October 1, 2006
External sales	$1,619	$487	$361	$342	$-	$2,809
Intersegment sales	223	137	203	4	(567)	-
Net sales	1,842	624	564	346	(567)	2,809
Investee equity, royalty and other income	16	4	2	15	-	37
Interest income	11	2	1	-	-	14
Segment EBIT	183	57	19	38	(1)	296

Nine months ended September 30, 2007
External sales	$5,267	$1,730	$1,465	$1,070	$-	$9,532
Intersegment sales	760	490	690	2	(1,942)	-
Net sales	6,027	2,220	2,155	1,072	(1,942)	9,532
Investee equity, royalty and other income	66	12	1	67	-	146
Interest income	20	4	2	1	-	27
Segment EBIT	469	248	106	131	(51)	903

Nine months ended October 1, 2006
External sales	$4,898	$1,365	$1,079	$987	$-	$8,329
Intersegment sales	661	393	603	12	(1,669)	-
Net sales	5,559	1,758	1,682	999	(1,669)	8,329
Investee equity, royalty and other income	51	10	6	38	-	105
Interest income	25	5	1	2	-	33
Segment EBIT	552	158	84	105	(23)	876

(1) Includes intercompany eliminations and unallocated corporate expenses.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Financial Statements is shown in the table below:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	Millions
Segment EBIT	$306	$296	$903	$876
Less:
Interest expense	14	23	44	76
Earnings before income taxes and minority interests	$292	$273	$859	$800

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

  Executive Summary and Financial Highlights - a brief discussion providing an overview of our Company, highlighting the significant events affecting our Company and  summary of our Company's financial performance.

  Results of Operations - an analysis of our consolidated results of operations for the periods presented in our Condensed Consolidated Financial Statements.

  Operating Segment Results - an analysis of the performance of each of our reportable operating segments for the periods presented in our Condensed Consolidated Financial Statements.

  Liquidity and Capital Resources - an analysis of cash flows, sources and uses of cash, off balance sheet arrangements and contractual obligations.

  Application of Critical Accounting Estimates - a summary of our critical accounting estimates and our policies relating to the application of those estimates.

  Disclosure Regarding Forward-Looking Statements - cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related products, including filtration and aftertreatment devices, fuel systems and controls and air handling systems. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including Chrysler LLC, Daimler AG, Volvo AB, PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), CNH Global N.V., Komatsu Scania AB, Ford Motor Company and Volkswagen . We serve our customers through a network of more than 550 company-owned and independent distributor locations and approximately 5,000 dealer locations in more than 160 countries and territories.

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

Our financial performance depends in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets.  Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels.  Our sales may also be impacted by OEM inventory levels and production schedules and stoppages.  Economic downturns in markets we serve generally result in reductions in sales and pricing of our products.  As a worldwide business, our operations are also affected by political, economic and regulatory matters, including environmental and emission standards, in the countries we serve.  However, our geographic diversity and broad product and service offerings have helped limit the impact of any one industry and the economy of any single country upon our consolidated results.  This was effectively demonstrated through the first nine months of 2007 as we continue to experience strong sales and earnings despite the continued softness in the North American heavy-duty truck engine market where the industry forecast for trucks in that market is down approximately 50 percent from 2006 levels.  More than half of our 2007 sales come from countries other than the United States.  The diversity of our business portfolio has contributed to the significant organic growth we have experienced over the past several years continuing into the third quarter of 2007.

Financial highlights for the three and nine months ended was as follows:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Consolidated Results	Millions (except earnings per share )
Net sales	$3,372	$2,809	$9,532	$8,329
Gross margin	652	617	1,874	1,829
Investee equity, royalty and other income	58	37	146	105
Operating earnings	289	278	853	835
Net earnings	184	171	541	526
Diluted earnings per share	$1.84	$1.69	$5.39	$5.23

Net earnings for the three months ended September 30, 2007, were $184 million, or $1.84 per diluted share, on sales of $3.4 billion, compared to net earnings of $171 million, or $1.69 per diluted share, on sales of $2.8 billion in the corresponding period of 2006.  Net earnings for the nine months ended September 30, 2007, were $541 million, or $5.39 per diluted share, on sales of $9.5 billion, compared to net earnings of $526 million, or $5.23 per diluted share, on sales of $8.3 billion in the corresponding period of 2006.  Our third quarter 2007 net sales increased $563 million, or 20 percent, over third quarter 2006 led by record sales in the Engine, Power Generation and Distribution segments while the Components segment also experienced a strong sales performance.  For the nine months ended September 30, 2007, net sales increased $1,203 million, or 14 percent, over the corresponding period of 2006.  For the three and nine months ended September 30, 2007, Power Generation, Components and Distribution all generated double digit earnings increases over the corresponding 2006 periods while the Engine segment earnings declined 15 percent  in both periods as the business was negatively impacted by higher material and warranty costs for new emissions-compliant engines, higher material costs related to the introduction of new products and lower cost-leverage in markets affected by the change in emissions regulations in the U.S.

During the first nine months of 2007, we continued our commitment to building a strong balance sheet, investing in profitable growth around the globe and returning value to our shareholders.  Some of the transactions and events that highlight this are as follows:

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

  In July 2006, the Board of Directors authorized the acquisition of up to two million shares (adjusted to four million shares as a result of the two-for-one stock split) of Cummins common stock in addition to what has been acquired under previous authorizations.  For the quarter ended September 30, 2007, we repurchased approximately $174 million of common stock, representing approximately 1.5 million shares and for the nine months ended September 30, 2007, we repurchased approximately $210 million of common stock, representing approximately 1.9 million shares.  As a result, at September 30, 2007, there were approximately 1.1 million shares (adjusted for the impact of the two-for-one stock split) available to be acquired.  As of December 31, 2006, one million shares (adjusted for the impact of the two-for-one stock split) had been purchased under the plan.

  Over the first nine months of 2007 we contributed $144 million to our pension plans as we move closer to fully funded status on our global pension plans and exceeding our stated goal of achieving 90 percent funded status on a projected benefit obligation basis by the end of 2007.

 RESULTS OF OPERATIONS

Three and Nine Months Ended - 2007 versus 2006

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30,	October 1,			September 30,	October 1,
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
	$ in millions				$ in millions
Net sales	$3,372	$2,809	$563	20%	$9,532	$8,329	$1,203	14%
Cost of sales	2,720	2,192	(528)	(24)%	7,658	6,500	(1,158)	(18)%
Gross margin	652	617	35	6%	1,874	1,829	45	2%
Operating expenses and income
Selling and administrative expenses	340	291	(49)	(17)%	937	853	(84)	(10)%
Research and engineering expenses	82	81	(1)	(1)%	236	243	7	3%
Investee equity, royalty and other income	58	37	21	57%	146	105	41	39%
Other operating income (expense), net	1	(4)	5	NM	6	(3)	9	NM
Operating earnings	289	278	11	4%	853	835	18	2%
Interest income	9	14	(5)	(36)%	27	33	(6)	(18)%
Interest expense	14	23	9	39%	44	76	32	42%
Other income, net	8	4	4	100%	23	8	15	NM
Earnings before income taxes and minority interests	292	273	19	7%	859	800	59	7%
Provision for income taxes	97	92	(5)	(5)%	284	244	(40)	(16)%
Minority interests in earnings of consolidated subsidiaries	11	10	(1)	(10)%	34	30	(4)	(13)%
Net earnings	$184	$171	$13	8%	$541	$526	$15	3%

Net Sales

For the three and nine months ended September 30, 2007, net sales increased over the same periods in 2006 in all segments led by record quarterly sales in the Engine, Power Generation and Distribution segments.

Net sales changes by segment, compared with the same periods in 2006, were as follows:

	Three Months Ended 2007 vs. 2006		Nine Months Ended 2007 vs. 2006
	Change	% Change	Change	% Change
Engine	$311	17%	$468	8%
Power Generation	152	24%	462	26%
Components	177	31%	473	28%
Distribution	49	14%	73	7%

Engine net sales were higher due to improved pricing on our emission compliant engines,  strong demand in almost all on-highway and off-highway markets and the favorable impact of foreign currency translation for both the three and nine months ended.  The increased engine sales were partially offset by decreased demand in our North American heavy-duty on-highway market as a result of the 2007 change in emissions standards, although, heavy-duty on-highway engine sales were stronger than previously anticipated as the result of market share gains in 2007.  Engine and parts sales to industrial markets were 30 percent and 29 percent higher compared to the three and nine months ended over the same period in 2006, with increased volumes in most market segments.  Net sales increases in the Power Generation segment were due to improved pricing and strong organic growth led primarily by increases in commercial generator sales and alternator sales.  Net sales in our Components segment improved due to increased organic sales growth in our filtration, turbocharger, and emission solutions businesses.  Distribution segment net sales were up primarily due to increased demand for power generation products followed by increased parts and engine sales which were partially offset by the deconsolidation of one of our North American joint ventures beginning in 2007. The net sales of this joint venture were approximately $39 million and $119 million for the three and nine months ended compared to the same periods during 2006.    See our "Operating Segment Results" section for further details on sales by segment.

Gross Margin

For the three and nine months ended September 30, 2007, gross margins increased over the same periods in 2006 primarily due to new pricing and increased volumes which were partially offset by increased costs for new products, increased warranty expenses and the deconsolidation of one of our North American joint ventures. Significant drivers impacting quarterly and year-to-date margins, as compared to the same period in 2006 were as follows:

	Three Months Ended 2007 vs. 2006	Nine Months Ended 2007 vs. 2006
	Change	Change
Price	$123	$350
Volume	79	85
Incremental product cost	(96)	(288)
Deconsolidation of a joint venture	(18)	(49)
Warranty expense	(35)	(38)
Other	(18)	(15)
Total	$35	$45

Gross margin as a percentage of sales declined by 2.7 percentage points and 2.3 percentage points for the three and nine months ended, September 30, 2007, as compared to the same periods in 2006, as margin percentages declined in three of our segments primarily driven by the Engine and Components segments.  In the Engine segment, price increases for new products were offset by higher new product costs, increased warranty costs and the decreased heavy-duty engine volumes.  In the Components segment two of our businesses are experiencing low margins as the result of costs associated with meeting extremely strong demand.

Warranty expense as a percent of sales increased to 3.4 percent in the third quarter of 2007 from 2.9 percent in 2006 and remained flat at 3.0 percent for the nine month periods in both years.   The increase in warranty expense was expected as the mix of 2007 emissions compliant engines and components increase. As has been our practice and as described in our Critical Accounting Estimates in our 2006 Annual Report on Form 10-K, new product launches require a greater use of judgment in developing estimates until historical experience becomes available.  Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch.  We generally record warranty expense for new products upon shipment using a factor based upon historical experience only in the first year, a blend of actual product and historical experience in the second year and product specific experience thereafter

Selling and Administrative Expenses

For the three and nine months ended September 30, 2007,  selling and administrative expenses increased over the same periods in 2006 primarily as a result of annual salary increases, higher volumes across most businesses, the adverse impact of foreign currency translation and increases in infrastructure investments including the number of employees to provide for our growing business.  Overall selling and administrative expenses, as a percent of sales, improved  to 10.1 percent in 2007 compared to 10.4 percent in 2006, and 9.8 percent in 2007, compared to 10.2 percent in 2006, for the three and nine month periods, respectively, due to our lower cost structure.  Both the Power Generation and Components segments had improved selling and administrative expenses as a percentage of sales while the Engine segment was relatively flat for the three and nine month periods.  The Distribution segment's selling and administrative expense as a percentage of sales was relatively flat for the three month period and improved for the nine month period.

Research and Engineering Expenses

For the three months ended September 30, 2007, research and engineering expenses were relatively flat compared with the same period in 2006.  For the nine months ended September 30, 2007, research and engineering expenses decreased in 2007 compared to 2006 due to heavy development of a number of new products and critical technologies in 2006 in addition to higher levels of customer funding for new product development in 2007.  For the nine months ended October 1, 2006, we had significant research and engineering expenses across the Engine and Components segments related to new product development for 2007 and beyond as well as research and engineering expenses for growth platforms across geographies.  For the nine months ended, September 30, 2007, the Engine segment accounted for $8 million of the decrease in research and engineering expenses.  Fluctuations in other miscellaneous research and development expenses were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

For the three and nine months ended September 30, 2007, investee equity, royalty and other income improved over the same periods in 2006 primarily due to an increase in earnings from our North American distributors of $9 million and $25 million for the three and nine month periods, respectively.  The increased earnings at our North American distributors were the result of organic growth, acquisitions and the deconsolidation of a North American joint venture in 2007.   In addition, Dongfeng Cummins Engine Company, Ltd. (DCEC) increased $8 million and $13 million compared to the quarter and year-to-date periods in the prior year, respectively. Cummins Mercruiser Diesel also showed strong increases for the quarter and year-to-date, while the other joint ventures remained relatively flat or had slight decreases.

Other Operating Income (Expense), Net

For the three and nine months ended September 30, 2007, other operating income increased over the same periods in 2006 primarily due to gains on the sale or disposal of fixed assets of $2 million and $11 million in 2007 compared with a $2 million loss and a $2 million gain in 2006 for the three and nine month periods, respectively.  The increase also included gains in royalty income.  Other fluctuations in other operating income were not significant individually or in the aggregate.

Interest Expense

For the three and nine months ended September 30, 2007, interest expense decreased over the same periods in 2006 due to significantly lower debt balances as we continue to strengthen our balance sheet in 2007 by paying down our debt obligations.

Other Income, Net

The major components of other income include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses.  For the three and nine months ended September 30, 2007, other income increased over the same periods in 2006 primarily due to an increase in foreign currency exchange gains of approximately $3 million and $10 million for the three and nine month periods, respectively.  The quarterly increases were partially offset by a decrease in various other income and expense items.

Provision for Income Taxes

Our effective tax rate for the three and nine months ended September 30, 2007, was 33 percent.  This rate was less than the 35 percent U.S. income tax rate primarily due to research tax credits and lower taxes on foreign earnings. In July 2007, the United Kingdom passed tax legislation which reduces our U.K. tax rate from 30 percent to 28 percent beginning in 2008.  While the reduced tax rate will benefit future operations, we had an additional charge to our third quarter tax provision of approximately $2 million to reduce the value of our U.K. deferred tax assets.  Our effective tax rate for the three and nine months ended October 1, 2006, were 34 percent and 31 percent, respectively.  Our 2006 provision was reduced in the second quarter by $28 million due to the favorable resolution of tax uncertainties related to prior years.  In addition, our 2006 provision was increased in the first quarter by $12 million for the effect of new Indiana tax legislation.  The effective tax rate for the remainder of 2007 is expected to approximate 33 percent absent any discrete period activity. On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." The adoption of FIN 48 did not have a material impact on our consolidated financial position or results of operations.  See Note 6 to the Condensed Consolidated Financial Statements for further details.

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

Engine Results and Updated Outlook

Three and Nine Months Ended - 2007 versus 2006

Financial data for the Engine segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30,	October 1,			September 30,	October 1,
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
	$ in millions				$ in millions
External sales	$1,890	$1,619	$271	17%	$5,267	$4,898	$369	8%
Intersegment sales	263	223	40	18%	760	661	99	15%
Net sales	2,153	1,842	311	17%	6,027	5,559	468	8%
Investee equity, royalty and other income	24	16	8	50%	66	51	15	29%
Interest income	6	11	(5)	(45)%	20	25	(5)	(20)%
Segment EBIT	155	183	(28)	(15)%	469	552	(83)	(15)%

Segment EBIT as a percentage of net sales	7.2%	9.9%	(2.7) percentage points		7.8%	9.9%	(2.1) percentage points

Net Sales

For the three and nine months ended September 30, 2007, net sales increased over the same period in 2006 for the Engine segment due to improved demand across most markets, excluding the on-highway heavy-duty truck market, and improved pricing on our new emissions compliant engines.  The North American on-highway heavy-duty truck market was down as a result of the 2007 emissions standards change.  Total on-highway-related sales were 59 percent and 56 percent of Engine segment net sales compared with 63 percent in 2006 for both the three and nine month periods, respectively.  Industrial markets were strong compared to the same period in 2006, with increased volumes in most markets, led by construction, agriculture and government markets for the three month period and construction, government, marine, and mining for the nine month period.

Segment EBIT

For the three and nine months ended September 30, 2007, Engine segment EBIT decreased over the same periods in 2006 primarily due to the lower engine volumes in the on-highway markets, the accompanying gross margin impact of lower absorption of fixed manufacturing costs, higher costs for new emissions compliant products, and increased selling and administrative expenses. Gross margin decreased $8 million, or two percent and $63 million, or six percent and the gross margin percentage decreased 3.1 and 2.5 percentage points for the three and nine month periods over the same periods in 2006, respectively. Gross margin was lower due to higher material and warranty costs associated with the new 2007 engines.  The increase in warranty expense was expected as the mix of 2007 emissions compliant engines and components increase. As has been our practice and as described in our Critical Accounting Estimates in our 2006 10-K, new product launches require a greater use of judgment in developing estimates until historical experience becomes available.  Selling and administrative expense increased $26 million, or 21 percent and $48 million, or 13 percent for the three and nine month periods over the same periods in 2006, respectively, while the change as a percentage of net sales remained flat for both periods. The 2007 increases in selling and administrative expenses were primarily due to higher payroll costs as the result of 2007 salary increases and an increase in infrastructure investments including the number of employees to provide for the Engine segment's growing business for both the three and nine month periods.  Research and engineering expenses increased by $2 million, or 4 percent and decreased by $8 million, or 5 percent for the three and nine month periods over the same periods in 2006, respectively, while, the change as a percentage of net sales remained flat for both periods. These increased segment expenses were partially offset by higher earnings from joint ventures over the same periods of 2006 primarily due to an $8 million and a $13 million improvement in earnings at DCEC for the three and nine month periods, respectively, due to strong demand in the Chinese truck market.

Engine Net Sales by Market

A summary and discussion of Engine segment net sales by market follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30,	October 1,			September 30,	October 1,
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
	$ in millions				$ in millions
Heavy-duty truck	$520	$632	$(112)	(18)%	$1,417	$1,858	$(441)	(24)%
Medium-duty truck and bus	359	253	106	42%	885	715	170	24%
Light-duty automotive and RV	388	267	121	45%	1,094	939	155	17%
Total on-highway	1,267	1,152	115	10%	3,396	3,512	(116)	(3)%
Industrial	661	507	154	30%	1,943	1,504	439	29%
Stationary power	225	183	42	23%	688	543	145	27%
Total net sales	2,153	1,842	311	17%	6,027	5,559	468	8%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30,	October 1,			September 30,	October 1,
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Midrange	130,500	104,800	25,700	25%	371,200	341,100	30,100	9%
Heavy-duty	24,800	31,000	(6,200)	(20)%	67,600	92,500	(24,900)	(27)%
High-horsepower	4,600	4,100	500	12%	13,600	11,800	1,800	15%
Total unit shipments	159,900	139,900	20,000	14%	452,400	445,400	7,000	2%

A summary of changes in unit shipments by market follows:

	Unit Shipments by Market
	Percent Change 2007 vs. 2006
	Three Months Ended			Nine Months Ended
	North American	International	Global	North American	International	Global

Heavy-duty	(38)%	40%	(27)%	(46)%	46%	(34)%
Medium-duty truck	0%	42%	23%	2%	24%	15%
Bus	20%	79%	47%	27%	46%	38%
Light-duty truck	42%	9%	38%	0%	11%	1%
RV	(11)%	(100)%	(11)%	(17)%	(74)%	(18)%
Industrial	(2)%	37%	16%	(1)%	30%	14%
Total unit shipments	5%	37%	15%	(11)%	29%	1%

Note: The total percent of shipments in 2007 for both the three and nine months ended were 63% to North America and 37% to International.

Heavy-Duty Truck

For the three and nine months ended September 30, 2007, heavy-duty truck market sales decreased over the same periods in 2006 primarily due to the North American truck market as OEMs experienced reduced demand from truck fleets, following increased purchases in 2006 to replace trucks ahead of the 2007 change in emissions standards, the softer U.S. economy, and the weak freight environment.  The decline in the North American truck market sales was partially offset by strong growth in our international sales and North American market share gains.

Medium-Duty Truck and Bus

For the three and nine months ended September 30, 2007,  medium-duty truck and bus sales increased over the same periods in 2006 due to increased demand for medium-duty truck engines internationally and increased shipments of bus engines in North America and internationally compared to last year. The increase in overall North American bus sales is being driven by market share gains within the school bus market.  For the nine months ended September 30, 2007, increased medium-duty truck revenues also improved due to increased market share related to our growing position with North American OEMs in the medium-duty truck market which was partially offset by reduced shipments at the beginning of the year as a result of the effect of the change in emissions regulations in North America.

Light-Duty Automotive and RV

For the three and nine months ended September 30, 2007, light-duty automotive sales increased over the same periods in 2006 primarily due to higher pricing for the 2007 emission compliant product. Third quarter total light-duty automotive unit shipments increased over the same period driven by higher shipments to Chrysler of approximately 13,100 units, or a 42 percent increase compared to the third quarter of 2006. Global engine shipments to recreational vehicle OEMs decreased for the three and nine months ended September 30, 2007, compared with the same periods in 2006, as a result of increased engine purchases in 2006 ahead of the 2007 change in emissions standards.

 Industrial

For the three and nine months ended September 30, 2007, industrial sales increased in most markets over the same periods in 2006 primarily due to stronger demand in those markets. A summary and discussion of changes in Industrial unit sales by market follows:

	Industrial Unit Shipments by Market
	Percent Change 2007 vs. 2006
	Three Months Ended			Nine Months Ended
	North American	International	Global	North American	International	Global

Agriculture	13%	20%	14%	(8)%	3%	(6)%
Construction	(6)%	39%	16%	1%	31%	16%
Government	28%	132%	60%	30%	183%	75%
Marine	(38)%	28%	11%	(11)%	25%	15%
Mining	(11)%	25%	16%	(2)%	27%	19%
Oil & Gas	3%	(50)%	2%	5%	124%	7%
Rail	142%	(10)%	10%	268%	35%	51%
Total unit shipments	(2)%	37%	16%	(1)%	30%	14%

The total percent of shipments to North America in 2007 were 44 percent and 46 percent as compared to 52 percent and 53 percent in 2006 for the three and nine month periods,  respectively.  The overall quarterly and year-to-date change in the geographic sales mix is due to the continued strength of the international construction market which is being driven by strong demand in Europe, East Asia, and Latin America. The international mining market demand is up as the strength in commodity prices is driving investment in mining capacity.  Sales to the oil and gas market and the commercial marine market have increased as sustained oil and natural gas prices continue to drive activity and investments in new equipment and offshore supply vessels.  Commercial marine also experienced share gains in the third quarter of 2007.   The rail market is up due to increased demand in North America for the three months ended, September 30, 2007, and both North America and China for the nine months ended September 30, 2007.  The government market is up due to increased North American demand in the third quarter of 2007.

Stationary Power

The increase in sales to stationary power markets for the three and nine months ended, September 30, 2007, is due to the increased net sales to our Power Generation segment.  These net sales are eliminated in our Condensed Consolidated Statements of Earnings.  See the Power Generation Results for a discussion of the increase in net sales.

Updated Outlook for 2007

Based on the strong performance in the first nine months of 2007, we now expect Engine segment net sales to increase approximately 7 percent for the year.  In addition to the sustainable demand in all of our industrial markets, our forecasted revenue from on-highway markets has improved based on market share gains.  Segment earnings for the full year are now expected to be within the targeted range of 7 to 10 percent of sales.

Power Generation Results and Updated Outlook

Three and Nine Months Ended - 2007 versus 2006

Financial data for the Power Generation segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30,	October 1,			September 30,	October 1,
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
	$ in millions				$ in millions
External sales	$594	$487	$107	22%	$1,730	$1,365	$365	27%
Intersegment sales	182	137	45	33%	490	393	97	25%
Net sales	776	624	152	24%	2,220	1,758	462	26%
Investee equity, royalty and other income	5	4	1	25%	12	10	2	20%
Interest income	1	2	(1)	(50)%	4	5	(1)	(20)%
Segment EBIT	83	57	26	46%	248	158	90	57%

Segment EBIT as a percentage of net sales	10.7%	9.1%	1.6 percentage points		11.2%	9.0%	2.2 percentage points

Our Power Generation segment includes the following primary businesses:  commercial, alternators, and consumer.

Net Sales

For the three and nine months ended, September 30, 2007, Power Generation segment net sales increased over the same periods in 2006 primarily driven by a 34 percent and 32 percent increase in our commercial business a 40 percent and 41 percent increase in our alternator business for the three and nine month periods as compared to the same periods in 2006, respectively, and a 10 percent increase in our consumer business for both the three and nine month periods as compared to the same periods in 2006. Our commercial business, the largest line of business in this segment, increased as the result of strong demand across most regions, especially North America and Europe for the three and nine months ended September 30, 2007, the quarter also had increased demand in Latin America. The alternator business also experienced strong international sales growth for the three and nine month periods. Quarterly and year-to-date sales also increased as the result of improved pricing in the commercial and alternator lines of business and the favorable impact of foreign currency translation.

Segment EBIT

For the three and nine months ended September 30, 2007, Power Generation segment EBIT improved over the same period in 2006 largely driven by the gross margin line as significant price realization, net of increased material costs, and the absorption benefit from higher volumes improved segment earnings. Gross margin improved $32 million, or 28 percent and $98 million, or 30 percent, and the gross margin percentage improved by 0.5 and 0.6 percentage points for the three and nine month periods over the same periods in 2006, respectively.  Selling and administrative expenses increased $8 million, or 14 percent and $19 million or 12 percent, however, selling and administrative expenses improved as a percentage of net sales by 0.8 and 1.1 percentage points for the three and nine month periods as compared to the same periods in 2006, respectively.  The increase in selling and administrative expenses was primarily due to higher payroll costs and increases in infrastructure investments including  the number of employees to provide for the growing Power Generation business.  Research and engineering expenses remained flat and increased by $4 million, or 19 percent for the three and nine month periods over the same periods in 2006, respectively, and remained flat as a percentage of net sales for both periods.

Net Sales by Engine Category

A summary of engine shipments used in power generation equipment by engine classification follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30,	October 1,			September 30,	October 1,
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
Midrange	7,400	7,100	300	4%	22,800	21,100	1700	8%
Heavy-duty	2,100	1,700	400	24%	5,700	5,200	500	10%
High-horsepower	2,600	2,300	300	13%	7,700	6,800	900	13%
Total unit shipments	12,100	11,100	1,000	9%	36,200	33,100	3,100	9%

Updated Outlook for 2007

Based on the strong performance in the first nine months of 2007 and an improved outlook, we now expect full year Power Generation segment net sales to grow approximately 27 percent.  Demand for commercial generator equipment, including alternators, remains strong due to construction spending on data centers in North America and India and on general infrastructure development in the Middle East.  Consumer sales are projected to increase primarily on the strength of portable gensets.  Continued significant price realization and clear visibility to strong second half orders are forecasted to sustain earnings for the segment above the top end of its targeted range of 7 to 9 percent of sales for the year.

Components Results and Updated Outlook

Three and Nine Months Ended - 2007 versus 2006

Financial data for the Components segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30,	October 1,			September 30,	October 1,
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
	$ in millions				$ in millions
External sales	$494	$361	$133	37%	$1,465	$1,079	$386	36%
Intersegment sales	247	203	44	22%	690	603	87	14%
Net sales	741	564	177	31%	2,155	1,682	473	28%
Investee equity, royalty and other income	3	2	1	50%	1	6	(5)	(83)%
Interest income	1	1	-	NA	2	1	1	100%
Segment EBIT	34	19	15	79%	106	84	22	26%

Segment EBIT as a percentage of net sales	4.6%	3.4%	1.2 percentage points		4.9%	5.0%	(0.1) percentage points

Our Components segment includes the following businesses:  filtration, turbochargers, fuel systems and emissions solutions.

Net Sales

For the three and nine months ended September 30, 2007, the increase in Components segment net sales was driven by a 219 percent increase in our emissions solutions business sales for both periods, a 47 percent and 40 percent increase in our turbocharger business sales, an 8 percent increase for both periods in our filtration business sales due to growth in the emerging markets of Eastern Europe and the Middle East, and a six percent and two percent increase in our fuel systems business sales for the three and nine month periods over the same periods in 2006, respectively.  All of our businesses benefited from sales of new products to allow their customers to meet new on-highway emissions standards in the U.S. and Europe.

Segment EBIT

For the three and nine months ended September 30, 2007, Components segment EBIT improved over the same periods in 2006 primarily due to increased volumes and gross margins in most Component businesses. Gross margin improved $20 million, or 24 percent and $36 million, or 13 percent, however the gross margin percentage decreased 0.8 and 1.9 percentage points for the three and nine month periods over the same periods in 2006, respectively.  Gross margin percentages were unfavorably impacted by higher metal costs, new product introduction costs and both our emissions solutions and turbo technologies businesses experiencing low margins as the result of costs associated with meeting extremely strong demand.  Selling and administrative expenses increased $6 million, or 13 percent and $13 million, or 9 percent for the three and nine month periods as compared to the same periods in 2006, respectively. Selling and administrative expenses improved as a percentage of net sales by 1.2 percentage points for both the three and nine month periods as compared to the same periods in 2006.  The increase in selling and administrative expenses was primarily due to higher payroll costs and increases in infrastructure investments including the number of employees to provide for the growing Components business.  Research and engineering expenses increased by $1 million, or 6 percent and decreased by $2 million, or 4 percent for the three and nine month periods compared to the same periods in 2006, respectively.  Research and engineering expenses improved as a percentage of net sales by 0.6 and 0.8 percentage points for the three and nine month periods, respectively.

Updated Outlook for 2007

Based on improvements in performance in the first nine months of 2007 and an improved outlook, particularly from our emissions solutions and turbocharger businesses, we now expect full year Components segment net sales to grow approximately 25 percent and earnings to reach the targeted range of approximately 7 percent of sales for the year.

Distribution Results and Updated Outlook

Three and Nine Months Ended - 2007 versus 2006

Financial data for the Distribution segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 30,	October 1,			September 30,	October 1,
	2007	2006	Amount	Percent	2007	2006	Amount	Percent
	$ in millions				$ in millions
External sales	$394	$342	$52	15%	$1,070	$987	$83	8%
Intersegment sales	1	4	(3)	(75)%	2	12	(10)	(83)%
Net sales	395	346	49	14%	1,072	999	73	7%
Investee equity, royalty and other income	26	15	11	73%	67	38	29	76%
Interest income	1	-	1	NA	1	2	(1)	(50)%
Segment EBIT	46	38	8	21%	131	105	26	25%

Segment EBIT as a percentage of net sales	11.6%	11.0%	0.6 percentage points		12.2%	10.5%	1.7 percentage points

Net Sales

For the three and nine months ended September 30, 2007, Distribution segment net sales increased as the result of strong overall demand in Europe and the Middle East despite the deconsolidation of one of our North American joint ventures in 2007.  The net sales of this previously consolidated joint venture accounted for approximately $39 million, or 11 percent, and $119 million, or 12 percent of net sales for the Distribution segment for the three and nine months ended in 2006.   The strong organic growth was led by increases in power generation volumes in Europe and the Middle East followed by parts and engine volumes and the favorable impact of foreign currency translation.

Segment EBIT

For the three and nine months ended September 30, 2007, Distribution segment EBIT improved over the same periods in 2006 primarily due to investee equity, royalty and other income led by a $9 million and $25 million increase from our North American Distributors for the three and nine month periods, respectively. Gross margin improved $4 million, or 5 percent for the three month period and was unchanged for the nine month period, however, the gross margin percentage decreased 1.7 and 1.5 percentage points for the three and nine month periods as compared to the same periods in 2006, respectively.  Selling and administrative expenses increased $9 million, or 16 percent and $4 million, or 2 percent for the three and nine month periods as compared to the same periods in 2006.  Selling and administrative expenses as a percentage of sales were flat and improved by 0.8 percentage points for the three and nine month periods, respectively.  The increase in selling and administrative expenses was primarily due to higher payroll costs as the result of 2007 salary increases and an increase in infrastructure investments including the number of employees to provide for the growing Distribution business.

Updated Outlook for 2007

Based on the strong performance in the first nine months of 2007 and an improved outlook, particularly in Europe and the Middle East, we now expect full year Distribution segment net sales to grow approximately 22 percent, excluding the deconsolidation.  Global non-residential construction and economic expansion will drive distribution revenue.  We expect segment earnings to exceed the top end of its targeted range of 8 to 10 percent of sales for the year.

Geographic Markets

Sales to international markets for the three and nine months ended September 30, 2007, over the same periods in 2006, were both 52 percent of total net sales in 2007, compared with 51and 49 percent of total net sales in 2006, respectively.  A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three Months Ended				Nine Months Ended
$ in millions	September 30, 2007		October 1, 2006		September 30, 2007		October 1, 2006
United States	$1,603	48%	$1,384	49%	$4,524	48%	$4,212	51%
Asia/Australia	621	18%	452	17%	1,727	18%	1,314	16%
Europe/CIS	550	16%	399	14%	1,656	17%	1,169	14%
Mexico/Latin America	309	9%	228	8%	844	9%	652	8%
Canada	104	3%	199	7%	288	3%	574	6%
Africa/Middle East	185	6%	147	5%	493	5%	408	5%
Total international	1,769	52%	1,425	51%	5,008	52%	4,117	49%
Total consolidated net sales	$3,372	100%	$2,809	100%	$9,532	100%	$8,329	100%

LIQUIDITY AND CAPITAL RESOURCES

Overview of Capital Structure

Cash and cash equivalents decreased $216 million during the period to $624 million at the end of the first nine months compared to $840 million at the beginning of the period. Cash and cash equivalents were higher at the end of 2006 due to lower accounts receivable at the end of 2006. We have focused much of our efforts on improving our balance sheet through debt reduction. We believe our net debt position is a strong indicator of how much progress we have made in this area. This measure is not defined under U.S. GAAP and may not be computed in the same manner as similarly titled measures used by other companies. Our net debt position is as follows:

	September 30,	December 31,	October 1,
	2007	2006	2006
	$ in millions
Total debt	$664	$811	$1,061
Less: cash, cash equivalents and marketable securities	(744)	(935)	(1,109)
Net debt	$(80)	$(124)	$(48)

In the first quarter of 2007, approximately $62 million of our $120 million 6.75% debentures were repaid on February 15, 2007, at the election of the holders.  Total debt as a percent of our total capital, including total debt, was 17.2 percent at September 30, 2007, compared with 22.4 percent at December 31, 2006 and 28.4 percent at October 1, 2006.

Management's Assessment of Liquidity

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  We believe our future operating cash flows together with our current cash and cash equivalents of $624 million, marketable securities of $120 million, $619 million available under our revolving credit facility, $291 million, based on eligible receivables, available under our accounts receivable program and $149 million available under international credit facilities provide us with the financial flexibility needed to fund working capital, debt service obligations, capital expenditures, projected pension obligations, dividend payments, common stock repurchases and expansion in emerging markets.

Dividend Policy

On July 10, 2007, the Board of Directors approved an increase in the quarterly cash dividend on our common stock from $0.18 per share to $0.25 per share.  The dividend was paid on August 31, 2007, to shareholders of record on August 17, 2007.

Working Capital Summary

	September 30,	December 31,	October 1,
	2007	2006	2006
	$ in millions
Current assets	$4,947	$4,488	$4,662
Current liabilities	2,704	2,399	2,609
Working capital	$2,243	$2,089	$2,053
Current ratio	1.83	1.87	1.79
Days' sales in receivables	55	52	55
Inventory turnover	6.1	6.7	6.3

Cash Flows

The following table summarizes the key elements of our cash flows for the nine month periods:

	September 30, 2007	October 1, 2006
	Millions
Net cash provided by operating activities	$523	$613
Net cash used in investing activities	(323)	(185)
Net cash used in financing activities	(427)	(183)
Effect of exchange rate changes on cash	11	3
Net (decrease) increase in cash and cash equivalents	$(216)	$248

Operating Activities.   Net cash provided by operating activities declined $90 million in the first nine months of 2007 compared to the first nine months of 2006, primarily due to a $72 million decrease in deferred income tax provision, a $15 million increase in cash used for working capital partially offset by a decrease in pension contributions of $10 million.  Net changes in working capital utilized $245 million in cash during the first nine months of 2007 compared to utilizing $230 million in the first nine months of 2006.  Cash utilized for working capital tends to fluctuate from period to period based on various factors including sales and production volumes as well as timing.  We continued making additional pension contributions towards our goal of reaching 90 percent funded status by the end of 2007.  In the first nine months of 2007 we contributed $144 million to our pension plans.  We presently anticipate contributing $240 million to $250 million to our pension plans in 2007 and paying approximately $55 million in claims and premiums.  The $240 million to $250 million of pension contributions for the full year includes voluntary contributions of $160 million to $170 million.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

Investing Activities.   Net cash used in investing activities increased $138 million in the first nine months of 2007 compared to 2006. The increase was primarily due to a $52 million outflow for the purchase of long-term investments, a $30 million increase in capital expenditures, an outflow of $20 million for the acquisition of businesses, the majority of which was to acquire the remaining 50 percent equity ownership in a 50/50 joint venture, and an increase of $17 million in cash used for investments in and advances to equity investees.

Capital expenditures for 2007 will increase to support our growth, and will include investments to increase capacity and to fund development of our new products. Our investments in capacity improvement are accelerating across all of our businesses and are designed for future growth opportunities.  We continue to invest more of our capital in low-cost regions of the world to further leverage our opportunities for cost reduction. We currently expect capital expenditures for all of 2007 to be between $320 million and $340 million to support these initiatives.

Financing Activities.   Net cash used in financing activities was $427 million in the first nine months of 2007 compared to $183 million in the first nine months of 2006, or a net increase in cash outflows of $244 million. The majority of the increase in cash outflows is due to the increase in repurchases of common stock of $134 million and a decrease in the proceeds from borrowings of $77 million.

In July 2006, the Board of Directors authorized us to acquire up to two million shares (adjusted to four million shares as a result of the two-for-one stock split) of Cummins common stock in addition to what has been acquired under previous authorizations.  For the nine months ended September 30, 2007, we repurchased approximately $210 million of common stock, at an average cost of $107.54 per share, representing approximately 1.9 million shares.  As of December 31, 2006, one million shares (adjusted for the impact of the two-for-one stock split) had been purchased under the plan.  As a result, at September 30, 2007, there were approximately 1.1 million shares available to be acquired.  The share repurchase program is expected to be a significant use of our cash flows in 2007 and 2008.  We anticipate completing the repurchase of the 1.1 million remaining shares sometime in 2008.  However, total repurchases may vary quarter to quarter depending on other investing and financing activities, market conditions, or restrictions.

Credit Ratings

On July 20, 2007, Fitch upgraded our senior unsecured debt ratings from "BBB"- to "BBB" and revised our outlook to stable. On August 16, 2007, Standard & Poor's upgraded our outlook from stable to positive.  Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor's	BBB-	NR	Positive
Fitch	BBB	BBB	Stable

Off Balance Sheet Financing

Sale of Accounts Receivable

In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. In July 2007, we amended the agreement to extend the facility until July 2010, and raised the purchase limitation from $200 million to $400 million. The agreement also provides us with an option to increase the purchase limitation up to $500 million upon approval.   As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in "Receivables, net" on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $400 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility.  There was no activity under this program in the first nine months of 2007. At this time, we do not intend to utilize any funds from this facility in the foreseeable future.

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

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.  A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2006 Annual Report on Form 10-K under the caption "APPLICATION OF CRITICAL ACCOUNTING ESTIMATES."  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2007.

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

b.)  Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We also establish reserves for matters in which losses are probable and can be reasonably estimated.  We have also been identified as a potentially responsible party at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our 2006 Annual Report on Form 10-K under "Environmental Compliance-Other Environmental Statutes and Regulations."  We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings.  While we believe we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.  The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 12, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. There has been no material change in this information since the filing of our 2006 Annual Report on Form 10-K.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES(1)
Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2 - August 5, 2007	200,000		$121.23	200,000	2,365,100
August 6 - September 2, 2007	1,266,716		113.04	1,265,100	1,100,000
September 3 - September 30, 2007	487,441		119.88	50,000	1,050,000
Total	1,954,157	(2)	$115.58	1,515,100

(1) Number of shares and average price per share has been adjusted for the impact of the two-for-one stock split that took place during the first quarter of 2007.

(2) The September share purchases include 433,803 shares purchased from our Employee Benefit Trust and converted to treasury stock.  These shares are not considered purchases under the Board authorized purchase plan.

In July 2006, the Board of Directors gave authorization to the Company to acquire up to two million shares (adjusted to four million shares due to the two-for-one stock split) of Cummins common stock in addition to what has been acquired under previous authorizations.

During the third quarter of 2007, we purchased 5,254 shares from employees in connection with the Company's Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock of the Company on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold, must wait six months before another share purchase may be made.

During the third quarter of 2007, the Company issued 112 shares of restricted stock as compensation to the Company's non-employee directors, all of whom are accredited investors.  These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act.

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
Date: November 2, 2007

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Executive Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)