Form 10-Q/A
period 2007-09-30
CUMMINS INC
filed 2007-11-06
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT 1

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

Explanatory Note

This amendment on Form 10-Q/A for the quarter ended September 30, 2007, is being filed solely to clarify a forward looking statement made in Part 1, Item 2. Management Discussion and Analysis - Operating Segment Results - Components Segment Results and Updated Outlook - Updated Outlook for 2007. Our original filing on November 5, 2007, indicated we expected Components earnings to reach the targeted range of approximately 7 percent of sales for the year. This amendment clarifies that we expect earnings for the Components segment to reach the targeted range of approximately 7 percent of sales for the fourth quarter. There is no impact on the financial statements or notes to the financial statements. This amendment does not update any other information set forth in the original filing of the Corporation's Form 10-Q for the quarter ended September 30, 2007.

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

Updated Outlook for 2007

Based on improvements in performance in the first nine months of 2007 and an improved outlook, particularly from our emissions solutions and turbocharger businesses, we now expect full year Components segment net sales to grow approximately 25 percent and earnings to reach the targeted range of approximately 7 percent of sales for the fourth quarter.

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

 ITEM 4.  Controls and Procedures

a.)  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q/A, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Date: November 6, 2007

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Executive Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)