Form 10-K
period 2007-12-31
CUMMINS INC
filed 2008-02-26
CIK 26172

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The aggregate market value of the voting stock held by non-affiliates was approximately $10.5 billion at July 1, 2007.

        As of February 1, 2008, there were 202,192,548 shares outstanding of $2.50 par value common stock.

Documents Incorporated by Reference

        Portions of the registrant's definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

Part	Item		Page
		Cautionary Statements Regarding Forward-Looking Information	3
I	1	Business	4
		Overview	4
		Available Information	4
		Competitive Strengths	5
		Business Strategy	7
		Our Operating Segments	8
		Engine Segment	8
		Power Generation Segment	11
		Components Segment	11
		Distribution Segment	13
		Segment Financial Information	13
		Supply	13
		Patents and Trademarks	14
		Seasonality	14
		Largest Customer	14
		Backlog	15
		Distribution	15
		Research and Engineering	15
		Joint Ventures and Alliances	16
		Employees	19
		Environmental Compliance	19
	1A	Risk Factors Relating to Our Business	20
	1B	Unresolved Staff Comments	25
	2	Properties	25
	3	Legal Proceedings	25
	4	Submission of Matters to a Vote of Security Holders	25
II	5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	26
	6	Selected Financial Data	29
	7	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
	7A	Quantitative and Qualitative Disclosures About Market Risk	63
	8	Financial Statements and Supplementary Data	64
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
	9A	Controls and Procedures	64
	9B	Other Information	65
III	10	Directors and Executive Officers of the Registrant	66
	11	Executive Compensation	67
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
	13	Certain Relationships and Related Transactions	67
	14	Principal Accountant Fees and Services	67
IV	15	Exhibits and Financial Statement Schedules	68
		Index to Financial Statements	68
		Signatures	121
		Index to Exhibits	123

        Cummins Inc. and its consolidated subsidiaries are hereinafter sometimes referred to as "Cummins," "the Company," "the registrant," "we," "our," or "us."

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

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

  •
  the sales mix of products;

  •
  the continued achievement of lower costs and expenses;

  •
  domestic and foreign governmental and public policy changes, including environmental regulations;

  •
  protection and validity of patent and other intellectual property rights;

  •
  reliance on large customers;

  •
  technological, implementation and cost/financial risks in increasing use of large, multi-year contracts;

  •
  the cyclical nature of some of our markets;

  •
  the outcome of pending and future litigation and governmental proceedings;

  •
  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

  •
  other risk factors described in Part I of this report under the caption "RISK FACTORS RELATING TO OUR BUSINESS."

        In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations and other future factors.

PART I

Item 1.    Business

OVERVIEW

        We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and exhaust aftertreatment, fuel systems, controls and air handling systems. We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including Chrysler LLC, Daimler AG, Volvo AB, PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), CNH Global N.V., Komatsu, Scania AB, Ford Motor Company and Volkswagen. We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

        Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels. Our sales may also be impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in markets we serve generally result in reductions in sales and pricing of our products. As a worldwide business, our operations are also affected by political, economic and regulatory matters, including environmental and emissions standards, in the countries we serve. However, our geographic diversity and broad product and service offerings have helped limit the impact of any one industry and the economy of any single country upon our consolidated results. This was effectively demonstrated throughout 2007 as we continued to experience strong sales and earnings despite a decline of approximately 50 percent in the North American heavy-duty truck engine market due to new emissions regulations. More than half of our 2007 sales came from countries other than the United States. The diversity of our business portfolio has contributed to significant organic growth over the past several years.

AVAILABLE INFORMATION

        We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's public reference room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Cummins) file electronically with the SEC. The SEC's internet site is www.sec.gov.

        Our internet site is www.cummins.com. You can access Cummins Investors and Media webpage through our internet site, by clicking on the heading "Investors and Media." Cummins makes available free of charge, on or through our Investors and Media webpage, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investors and Media webpage, under the heading of "SEC filings" within the "Financial Information" heading, statements of beneficial ownership of Cummins equity securities filed by its directors, officers, 10 percent or greater shareholders and others under Section 16 of the Exchange Act.

        We also have a Corporate Governance webpage. You can access Cummins Corporate Governance webpage through our internet site, www.cummins.com, by clicking on the heading "Investors and

Media" and then the topic heading of "Governance Documents" within the "Corporate Governance" heading. Cummins posts the following on its Corporate Governance webpage:

  •
  ISS Corporate Governance Rating,

  •
  Code of Conduct,

  •
  Corporate Governance Principles,

  •
  By-laws of Cummins Inc.,

  •
  Audit Committee Charter,

  •
  Governance and Nominating Committee Charter,

  •
  Compensation Committee Charter, and

  •
  Supplier Code of Conduct.

        Cummins Code of Conduct applies to all of our employees, regardless of their position or the country in which they work. It also applies to the employees of any entity owned or controlled by Cummins Inc. We will post any amendments to the Code of Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. ("NYSE"), on our internet site. The information on Cummins internet site is not incorporated by reference into this report.

        You may request a copy of these documents at no cost by contacting Cummins Inc. Investor Relations at 500 Jackson Street, Mail Code 60115, Columbus, IN 47201 (812-377-3121) or by sending an email request to: investor_relations@cummins.com.

        In accordance with NYSE Rules, on May 15, 2007, we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the company of the NYSE's corporate governance listing standards.

COMPETITIVE STRENGTHS

        We believe the following competitive strengths are instrumental to our success:

  •
  Leading Brands.  Our product portfolio includes products and services marketed and branded under various trademarks, trade names and trade dress configurations throughout the world, including each of the following brands, which holds a leading position in its respective market:

  •
  Cummins® engines, electric power generation systems, components and parts;

  •
  Onan® and Cummins®-Onan® generator sets;

  •
  Alternator products sold under the Stamford®, AvK® and Markon® brands;

  •
  Fleetguard® filtration systems and components;

  •
  Cummins® intake and exhaust systems and components;

  •
  Kuss™ automotive in-tank fuel filtration;

  •
  Holset® turbochargers;

  •
  Cummins® Fuel Systems™ offerings and components; and

  •
  Cummins® Emission Solutions™ aftertreatment solutions and offerings.

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

In part, as a result of this investment and by seeking to aggregate brand strength in complementary markets, we also gain recognition in and across our markets for our offerings, continually seek new and innovative means to further develop and expand market share through our brand equity position and strengthen customer relationships.

        While our portfolio of branded products and offerings contains a number of market leaders, we operate in a highly competitive sector and our branded offerings compete with the brands offered by other manufacturers and distributors that produce and sell similar offerings.

  •
  Customers and Partners.  To maintain technology leadership and a global presence in a cost-effective manner, we have established strategic alliances with a number of our leading customers. These partnerships provide us with a knowledge and understanding of our customers' technology and business needs and enable us to develop products and services which better meet their requirements at lower costs. For example, we have both customer and supplier arrangements with Komatsu, Ltd., including manufacturing joint ventures and a product development joint venture through which we have partnered in the development of several engines. We are also the exclusive supplier of engines for Komatsu mining equipment. In addition, we have been the exclusive diesel engine supplier to Chrysler for its Dodge Ram truck since 1988. We have long-term agreements with Volvo and International Truck and Engine Corporation for the supply of heavy-duty truck engines and PACCAR for the supply of both heavy-duty and medium-duty engines. These agreements afford us long-term price stability and eliminate certain dealer and end-user discounts as well as offer closer integration on product development. We have partnered with Scania to produce the next generation XPI high pressure fuel systems for heavy-duty on-highway trucks, which will help us meet the 2010 heavy duty emissions regulations. We also have multiple international joint ventures which manufacture heavy-duty and midrange engines, including partnerships with Tata Motors, Ltd., which is the leading truck manufacturer in India, and Dongfeng Automotive Corporation, an engine supplier to the largest medium-duty truck manufacturer in China.

  •
  Global Presence.  We have a strong global presence including a worldwide distribution system, manufacturing and engineering facilities around the world and a network of global supply sources. Our worldwide presence has enabled us to take advantage of growth opportunities in international markets, with sales outside the U.S. growing from 43 percent of total consolidated net sales in 2000 to 54 percent of total consolidated net sales in 2007. For over 70 years, we have developed a distribution and service network that includes more than 500 company-owned and independent distributor locations and 5,200 independent dealers located throughout 190 countries and territories. We also have manufacturing operations and product engineering centers around the world, with facilities in the United Kingdom (U.K.), Brazil, Mexico, Canada, France, Australia, China, India, South Africa, Japan and Singapore. In addition, we have developed a global network of high-quality, low-cost supply sources to support our manufacturing base.

  •
  Leading Technology.  We have an established reputation for delivering high-quality, technologically advanced products. We continuously work with our customers to develop new products to improve the performance of their vehicles, equipment or systems at competitive cost levels. We are a leader in developing technologies to reduce diesel engine emissions, a key concern of our customers and regulators around the world. We were able to meet the EPA's 2007 heavy-duty on-highway emissions standards that went into effect on January 1, 2007 and we announced in January 2007 that our Dodge Ram 6.7-liter Turbo Diesel engine meets the EPA's 2010 emissions standards a full three years ahead of the requirements. We have also developed low-emission, high-performance natural gas engines as an alternative-fuel option for the on-highway, industrial and power generation markets. Our technology leadership in filtration, exhaust aftertreatment, air handling and fuel systems allows us to develop integrated product solutions for the on-highway, off-highway and power generation markets, allowing our customers to use a single high-performance, low-cost system as opposed to multiple components from different suppliers.

BUSINESS STRATEGY

        The five key principles upon which we drive our business strategies are as follows:

    •
    Being a Low Cost Producer in as Many of our Markets as Possible.  In many of our markets, product or system cost is a critical performance parameter for our customers. To achieve cost leadership, we will continue to leverage our innovative technology, economies of scale, global presence and customer partnerships. We have focused on reducing costs and lowering our breakeven point to maintain a competitive advantage and to deliver quality products to our customers. The following key initiatives are integral to this strategy:

    •
    Six Sigma.  Since the program's inception in 2000, we have applied Six Sigma to manufacturing processes and in the initial design of new products, and also expanded the program to include processes with customers, suppliers and distributors. Six Sigma yields significant cost savings and improved quality as well as strengthening our relationships with these important stakeholders and contributing to the development of long-term relationships.

    •
    Global Sourcing.  Our cost reduction efforts in supply chain management include global procurement from lower cost countries such as China, India and Brazil, where we manufacture engines, generators and components for the local market, and have developed excellent local suppliers. Our efforts have resulted in significantly reducing the cost of purchased materials and services during the last six years.

    •
    Technical Productivity.  Cummins operates 17 technical centers around the world. We have managed our research and development costs through a number of initiatives including a) using analysis-led design to eliminate capital-intensive prototypes through virtual computer modeling; b) performing significant analysis work at our technical center in India; c) applying engineering standards globally; and d) negotiating cost-sharing arrangements with OEM customers and joint venture partnerships. These initiatives have helped us to continue to be a technology leader, while maintaining our research and engineering expense at approximately 3 percent of consolidated net sales for 2007.

    •
    Expanding into Related Markets.  We will continue to focus growth initiatives in related businesses where we can use our existing investments in products or technology, leading brand names or market presence to establish a competitive advantage. We focus particularly on ventures that complement our existing businesses by being less capital-intensive and less cyclical or counter-cyclical to our core businesses. For example, we will produce light-duty diesel engines in an existing Cummins facility that will introduce us to a new consumer customer base. Furthermore, we will target related markets that offer higher rates of growth, attractive returns and more stable cash flows through product and end market diversity. Specific growth opportunities are outlined below.

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

      •
      Our Components segment will leverage our filtration, exhaust, fuel systems, turbocharger and engine technologies to provide integrated solutions for its customers that meet increasingly stringent emissions requirements.

      •
      Our Distribution segment is growing through the expansion of the aftermarket parts and service business by capitalizing on its global customer base and fast growth markets in China, India and Russia as well as the Middle East. Our strategy also includes increasing our ownership interest in key portions of the distribution channel.

    •
    Creating Greater Shareholder Value.  We use return on equity as a measure of our consolidated financial performance. We report the performance of our operating segments based on segment EBIT which is our primary measure of financial performance. Segment EBIT is earnings before interest expense, taxes and minority interests.

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

Engine Segment

        Our Engine segment manufactures and markets a broad range of diesel and natural gas-powered engines under the Cummins brand name for the heavy- and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products with displacement from 1.4 to 91 liters and horsepower ranging from 31 to 3,500. In addition, we provide a full range of new parts and service, as well as remanufactured parts and engines, through our extensive distribution network. The Engine segment is our largest operating segment, accounting for approximately 52 percent of total sales before intersegment eliminations in 2007.

        The principal customers of our heavy- and medium-duty truck engines include truck manufacturers, such as PACCAR, International Truck and Engine Corporation (Navistar International Corporation), Daimler Trucks North America and Volvo Trucks North America. CNH Komatsu, Hitachi, Ingersoll Rand, Brunswick and Terex represent manufacturers of construction, agricultural and marine equipment to whom we sell our industrial engines. The principal customers of our light-duty on-highway engines are Chrysler and manufacturers of RVs.

        In the markets served by our Engine segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are Caterpillar, Inc., Detroit Diesel Corporation, Volvo Powertrain and International Truck and Engine Corporation (Engine Division). Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Mercedes Benz, Volvo, Renault Vehicules Industriels, Scania, Weichai Power Co. Ltd. and Nissan Diesel Motor Co., Ltd.

        Our Engine segment organizes its engine, parts and service businesses around the following end-user markets:

Heavy-Duty Truck

        We manufacture a complete line of diesel engines that range from 310 horsepower to 600 horsepower serving the worldwide heavy-duty truck market. We offer the ISM and ISX engines and in Australia, the Signature 620 series engines, which we believe comprise the most capable engine line in our industry. Most major heavy-duty truck manufacturers in North America offer our diesel engines as standard or optional power. In 2007, we held a 38 percent share of the Group II engine market for NAFTA Class 8 heavy-duty trucks. We are also the market leader in Mexico and South Africa. Our largest customer for heavy-duty truck engines in 2007 was PACCAR with sales representing almost 5 percent of consolidated net sales.

        We have long-term supply agreements with three key customers to improve the ease of doing business and increase market share. We have a long-term agreement with Volvo Trucks North America, Inc. under which we act as its sole external engine supplier. We also have long-term supply agreements with PACCAR and International Truck and Engine Corporation (Navistar International Corporation) covering our heavy-duty engine product line. These supply agreements provide long-term, stable pricing for engines and eliminate certain dealer and end-user discounts, in order to provide our customers with full responsibility for total vehicle cost and pricing. In addition, these agreements enable Cummins to work more closely with them in joint engineering efforts earlier, delivering seamlessly integrated, dependable vehicles to the market. The joint sales and service efforts also provide better customer support at reduced cost to the partners.

Medium-Duty Truck and Bus

        We manufacture a product line of medium-duty diesel engines ranging from 200 horsepower to 400 horsepower serving medium-duty and inter-city delivery truck customers worldwide. We believe that our ISB, ISC and ISL series diesel engines comprise the most advanced and capable product line in the industry. We sell our ISB and ISC series engines and engine components to medium-duty truck manufacturers in North America, Asia, Europe and South America. For the year ended 2007 our market share for diesel powered medium-duty trucks in the North American Class 7 medium-duty truck market had grown to above 37 percent. We are the exclusive medium-duty engine provider for PACCAR world wide and Ford in Brazil. We are the largest manufacturer of natural gas and hybrid bus engines in the U.S. as well as a significant global provider of natural gas engines. Daimler Trucks North America (formerly Freightliner LLC), PACCAR, Ford and Volkswagen AG are our major customers in this worldwide market.

        We also offer our ISB, ISC and ISL diesel engines and their alternative fueled counterparts, for school buses, transit buses and shuttle buses worldwide. Key markets include North America, Latin America, Europe and Asia. The demand for alternative-fuel products continues to grow both domestically and internationally. Cummins Westport Inc. (CWI), a joint venture formed in 2001 with Westport Innovations, Inc., markets low-emission, propane and natural gas engines in bus markets worldwide. Significant fleets are located in cities ranging from Los Angeles, Boston, Salt Lake City, Vancouver, Canada and Beijing, China. We are the largest provider of diesel engines for hybrid bus applications in the United States.

Light-Duty Automotive and RV

        We are the exclusive provider of diesel engines used by Chrysler in its Dodge Ram trucks. Our relationship with Chrysler extends nearly 20 years and in 2007 we shipped over 142,000 engines for use in Dodge Ram trucks. The 6.7-liter Dodge Ram Turbo Diesel engine offers best in class 650 lb-ft of torque and 350 horsepower and this popular engine continues to result in strong sales volumes with the availability of our engine in the 2007 Dodge Ram Chassis Cab model and the Sterling Bullet.

        We are the leading manufacturer of diesel engines for use in the Class A motorhome market, with a market share above 70 percent of the diesel engines in retail Class A motorhome sales. The diesel segment of the Class A motorhome market has grown to approximately 50 percent in 2007, indicating a growing preference for diesel power for this application.

Industrial

        Our mid-range, heavy-duty and high-horsepower engines power a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation, commercial and recreational marine applications throughout the world. The engine range extends from the A-series to the QSK78 allowing Cummins to penetrate the light utility market with smaller engines up to the largest mining machines with the QSK60 and QSK78. Our major construction OEM customers are in North America, Europe, South Korea, Japan and China. These OEMs manufacture approximately one million pieces of equipment per year for a diverse set of applications and use engines from our complete product range. Agricultural OEM customers are primarily in North America, South America and Europe, serving end-use markets that span the globe. Our engines are sold to both recreational and commercial boat builders, primarily in North America, Europe and Asia. In the recreational marine markets, our joint venture, Cummins MerCruiser Diesel Marine, is the market share leader in the North American and South Pacific recreational boat segments for power ranges in which we participate. We offer a full product line of high-horsepower engines for mining applications that compete in all segments from small underground mining equipment to 400-ton haul trucks. We occupy a strong number two position in the mining market, where we offer the broadest engine line-up in the industry. In this market, we continue to be the exclusive or preferred supplier of engines to large construction and mining equipment OEM's such as Komatsu, Hitachi and Belaz. Our sales to the rail market are primarily to railcar builders in Europe and Asia and we are a leader in the worldwide railcar market. With our QSK60 and QSK78 engines, we expect to move into a larger proportion of the locomotive and railcar markets outside North America and commercial marine markets worldwide. Government sales represent a small portion of the high-horsepower market and are primarily to defense contractors in North America and Europe. Our full line of diesel and natural gas engines, power generation products and global distribution and customer support capabilities have enabled us to achieve significant growth and penetration with oil and gas customers in North America and moderate growth internationally.

Power Generation Segment

        The Power Generation segment represented 19 percent of our total sales before intersegment eliminations in 2007. This operating segment is one of the most integrated providers of power solutions in the world, designing or manufacturing most of the components that make up power generation systems, including engines, controls, alternators, transfer switches and switchgear. This operating segment is a global provider of power generation systems, components and services for a diversified customer base to meet the needs for standby power, distributed generation power, as well as auxiliary power needs in specialty mobile applications. Standby power solutions are provided to customers who rely on uninterrupted sources of power to meet the needs of their customers. Distributed generation power solutions are provided to customers with less reliable electrical power infrastructures, typically in developing countries. In addition, it provides an alternative source of generating capacity, which is purchased by utilities, independent power producers and large power customers for use as prime or peaking power and is located close to its point of use. Mobile power provides a secondary source of power (other than drive power) for mobile applications.

        Our power generation products are marketed principally under the Cummins Onan brand and include diesel and alternative-fuel electrical generator sets for commercial, institutional and consumer applications, such as office buildings, hospitals, factories, municipalities, utilities, universities, RVs, boats and homes. We are the worldwide leader in auxiliary generator sets for RVs, commercial vehicles and recreational marine applications. Our rental business provides power equipment on a rental basis for both standby and prime power purposes. Our energy solutions business provides full-service power solutions for customers including generating equipment, long-term maintenance contracts and turnkey power solutions.

        Cummins Generating Technologies (CGT) is a leader in the alternator industry and supplies its products internally as well as to other generator set assemblers. CGT products are sold under the Stamford, AVK and Markon brands and range in output from 0.6kVA to 30,000 kVA. We also sell reciprocating generator drive engines across a large power range to other generator set assemblers.

        This operating segment continuously explores emerging technologies, such as microturbines and fuel cells and provides integrated power generation products utilizing technologies other than reciprocating engines. We use our own research and development capabilities as well as leverage business partnerships to develop cost-effective and environmentally sound power solutions.

        Our customer base for power generation products is highly diversified, with customer groups varying based on their power needs. The U.K., Europe, India and the Middle East are four of our largest geographic markets outside of North America.

        This operating segment competes with a variety of engine manufacturers and generator set assemblers across the world. Caterpillar remains our primary competitor as a result of its acquisition of MAK Americas Inc., Perkins Engines Inc. and FG Wilson Inc. Volvo and DaimlerAG, through its acquisition of Detroit Diesel Corporation, are other major engine manufacturers with a presence in the high-speed generation segment of the market. We also compete with Kohler, Generac and other regional generator set assemblers. CGT competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.

Components Segment

        Our Components segment produces filters, fuel systems, aftertreatment systems, intake and exhaust systems and is the largest worldwide supplier of turbochargers for commercial applications. Components manufactures filtration and exhaust systems for on-and off-highway heavy-duty equipment and is a supplier of filtration products for industrial and passenger car applications. In addition, we develop aftertreatment and exhaust systems to help our customers meet increasingly stringent emissions standards and fuel systems which to date have primarily supplied our Engine segment. In 2007, our

Components segment accounted for approximately 19 percent of our total sales before intersegment eliminations.

        Our filtration business is the world's leading supplier of filtration, exhaust, coolant and chemical products offering over 27,000 products including air, coolant, fuel and hydraulic filters, antifreeze and coolant additives, catalysts, particulate filters, controllers and other filtration systems to OEMs, dealer/distributors and end-user markets. Our products are produced and sold in global markets, including North America, South America, Europe, Asia, Africa and Australia. Filtration also makes products for the automotive specialty filtration market and the industrial filtration market through our Kuss subsidiary, located in Findlay, Ohio.

        Our turbo technologies business designs, manufactures and markets turbochargers for commercial and light-duty diesel applications with manufacturing facilities in five countries and sales and distribution worldwide. Cummins Turbo Technologies provides critical technologies for engines to meet challenging performance requirements and worldwide emissions standards, including variable geometry turbochargers and is the market leader in turbochargers for heavy-duty equipment.

        Our fuel systems business designs and manufactures new and replacement fuel systems primarily for heavy-duty on-highway diesel engine applications. Our Engine segment and Scania are the primary customers for the fuel systems business. Scania is our partner in two joint ventures within the fuel systems business. The Cummins Scania HPI joint venture currently manufactures fuel systems that are used by both companies in current products. In August 2005, the Cummins-Scania XPI Manufacturing LLP (Cummins-Scania XPI) joint venture was formed to design, develop and manufacture the next generation of fuel systems for use in 2007 and beyond.

        Our emissions solutions business designs and manufactures aftertreatment and exhaust systems to help our customers meet increasingly stringent emissions standards. We believe we are the leading supplier of aftertreatment products for EPA 2007 emissions standards in North America and for Euro IV standards in Europe. During 2007, Cummins Emission Solutions secured an agreement to supply emission management technology for Tier 4 emissions standards. Emissions solutions is expanding its international manufacturing capabilities with new leases signed in 2007 in Sao Paulo, Brazil and Beijing, China with production in these facilities intended for use on Cummins engines meeting Euro IV emissions standards beginning in 2009 and 2011, respectively.

        Customers of our Components segment generally include truck manufacturers and other OEMs, many of which are also customers of our Engine segment, such as CNH Global N.V., International Truck and Engine, Volvo and other manufacturers that use Cummins filtration products in their product platforms. Components products are sold to truck manufacturers and OEMs for use on both Cummins engines and other proprietary engine lines. Our customer base for replacement filtration parts is highly fragmented and primarily consists of various end-users of filtration systems. In addition, Components sells products to the Engine and Power Generation segments to complement their products and to the Distribution segment for sale to their customers.

        Our Components segment competes with other manufacturers of filtration, exhaust and fuel systems and turbochargers. Our primary competitors in these markets include Donaldson Company, Inc., Clarcor Inc., Mann+Hummel Group, Tokyo Roki Co., Ltd., Borg-Warner, Bosch, Tenneco and Honeywell International.

        In November 2007, we sold certain assets of our Universal Silencer (USI) subsidiary, based in Stoughton, Wisconsin, to Stirling Group, LLC. The sale closed in the fourth quarter of 2007 for approximately $36 million and resulted in a pre-tax gain of approximately $10 million. USI, which was part of our Components segment, specializes in designing and manufacturing noise control and air filtration products for industrial equipment. Total assets of USI were approximately $24 million at the date of the transaction and $15 million at December 31, 2006, which is less than 1.8 percent of our total assets at those dates. Total sales of USI were approximately $54 million and $47 million, for the ten months ended October 31, 2007 and for the year ended December 31, 2006, respectively, which is less than 0.5 percent of our total company consolidated net sales for both periods.

Distribution Segment

        In 2007, Distribution segment sales accounted for 10 percent of our total sales before intersegment eliminations. Our Distribution segment consists of 17 company-owned and 15 joint venture distributors that distribute the full range of our products and services to end-users at approximately 300 locations in over 70 countries and territories. In North America, this network is mostly comprised of partially-owned distributors. Internationally, our network consists of partially-owned and wholly-owned distributors. Through this network, our trained personnel provide parts and service to our customers, as well as full-service solutions, including maintenance contracts, engineering services and integrated products where we customize our products to cater to specific end-users. Our company-owned distributors are located in key markets, including India, China, Japan, Australia, Europe, the Middle East and South Africa. Our distributors also serve and develop dealers, predominantly OEM dealers, in their territories by providing technical support, tools, training, parts and product information.

        In addition to managing our investments in wholly-owned and partially-owned distributors, our Distribution segment is responsible for managing the performance and capabilities of our independent distributors. Our distributors collectively serve a highly diverse customer base with approximately 47 percent of their revenues being from the wholesale of new power equipment (engines and power generation equipment) and the other portion consisting of parts and service repairs.

        The distributors that we own or operate compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with, the companies that are listed above as competitors of the Engine, Power Generation or Components segments. These competitors vary by geographical location.

        In January 2007, an economic transaction with an equity owner in one of our North American joint ventures resulted in a deconsolidation of this joint venture in 2007 under the Financial Accounting Standards Board (FASB) Interpretation No. 46R, "Consolidation of Variable Interest Entities," (FIN 46R). In addition, and in line with our North American strategy, we formed a joint venture with a previously independent distributorship. We also formed joint ventures in Nigeria and Thailand. The results of these three joint ventures are accounted for under the equity method and are not consolidated.

SEGMENT FINANCIAL INFORMATION

        Financial information about our operating segments is incorporated by reference from Note 21 to the Consolidated Financial Statements.

SUPPLY

        We have developed and maintain a world-class supply base in terms of technology, quality and cost. We source our materials and manufactured components from leading suppliers both domestically and internationally. We machine and assemble some of the components used in our engines and power generation units, including blocks, heads, rods, turbochargers, camshafts, crankshafts, filters, exhaust systems, alternators and fuel systems. We also have arrangements with certain suppliers who are the sole source for specific products or supply items. Between 70 and 80 percent of our total raw material and component purchases in 2007 were purchased from suppliers who are the sole source of supply for a particular supply item. Although we elect to source a relatively high proportion of our total raw materials and component requirements from sole suppliers, we established a process to annually review our sourcing strategies with a focus on the reduction of risk, which has led us to dual source critical components. We are also developing suppliers in many global or low-cost locations to serve our businesses across the globe and provide alternative sources in the event of disruption from existing suppliers. Our supply agreements typically include standard terms relating to cost (cost reduction targets and total cost of ownership), quality (quality targets and recovery of cost of poor quality) and delivery (on-time delivery targets and lead times). Our supply agreements also typically include customary intellectual property provisions that contain prohibitions on the use of our intellectual property by the suppliers for any purpose other than their performance of the supply agreements and indemnity covenants from suppliers for breach by them of intellectual property rights of third parties in performance of the agreements. The duration of our more important supply agreements varies but typically ranges between three and five years. Many of our supply agreements include early termination provisions related to failure to meet quality and delivery requirements. In 2007, all of our significant long term suppliers signed our Supplier Code of Conduct.

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

LARGEST CUSTOMER

        We have thousands of customers around the world and have developed long-standing business relationships with many of them. Chrysler is our largest customer, accounting for approximately 8 percent of our consolidated net sales in 2007, primarily relating to sales of our ISB engine for use in Dodge Ram trucks. While a significant number of our sales to Chrysler are under long-term supply agreements, these agreements provide for the supply of Chrysler's engine requirements for particular vehicle models and not a specific volume of engines. The loss of this customer or a significant decline in the production level of Chrysler vehicles that use our engines would have an adverse effect on our business, results of operations and financial condition. We have been an engine supplier to Chrysler for nearly 20 years. A summary of principal customers for each operating segment is included in our segment discussion.

        In addition to our agreements with Chrysler, we have long-term heavy-duty engine supply agreements with PACCAR, Volvo Trucks North America and International Truck and Engine Corporation. We also have mid-range supply agreements with PACCAR, as their exclusive engine supplier, Daimler Trucks North America and Ford. Collectively, our net sales to these five customers was less than 21 percent of consolidated net sales in 2007 and individually, was less than 7 percent of consolidated net sales for each customer. As with Chrysler, these agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that assure the availability of our products to each customer through the duration of the respective agreements. Agreements with OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.

BACKLOG

        Demand in many of our markets has grown rapidly in the last three years resulting in longer lead times in some of our businesses. However, while we have supply agreements with some truck and off-highway equipment OEMs, most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. We are in the process of expanding our capacity at several of our manufacturing plants which will help reduce capacity constraints.

DISTRIBUTION

        For over 70 years, we have been developing a distribution and service network that includes more than 500 company-owned and independent distributor locations and 5,200 independent dealers in approximately 190 countries and territories. In North America, this network is comprised of independent and partially-owned distributors. Internationally, our network consists of independent, partially-owned and wholly-owned distributors. Most distributors sell the full range of our products, as well as complementary products and services. Our Distribution segment operates within this network with 17 company-owned and 15 joint venture distributors in approximately 300 locations in over 70 countries and territories.

        Our licensing agreements with independent and partially-owned distributors generally have a three-year term and are restricted to specified territories. Our distributors develop and maintain a network of dealers with which we have no direct relationship. The distributors are permitted to sell other, noncompetitive products only with our consent. We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the marks, except to authorized dealers, without our consent. Products are sold to the distributors at standard domestic or international distributor net prices, as applicable. Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales. Subject to local laws, we can refuse to renew these agreements at will and we may terminate them upon 90-day notice for inadequate sales, change in principal ownership and certain other reasons. Distributors also have the right to terminate the agreements upon 60-day notice without cause, or 30-day notice for cause. Upon termination or failure to renew, we are required to purchase the distributor's current inventory, signage and special tools, and may, at our option purchase other assets of the distributor, but are under no obligation to do so.

        Our distribution capability is a key element of our business strategy and competitive position, particularly in our efforts to increase customer access to aftermarket replacement parts and repair service. There are more than 4,000 locations in North America, primarily owned and operated by OEMs or their dealers, at which Cummins trained service personnel and parts are available to service, maintain and repair our engines. We also have parts distribution centers located strategically throughout the world in order to serve our customers and distributors.

        Financial information about wholly-owned distributors and distributors accounted for under the equity method are incorporated by reference from Notes 1 and 2 to the Consolidated Financial Statements.

RESEARCH AND ENGINEERING

        Our research and engineering program is focused on product improvements, innovations and cost reductions for our customers. In 2007, our research and engineering expenditures were $329 million compared to $321 million in 2006. Of this amount, approximately 17 percent, or $55 million, was directly related to compliance with 2010 emissions standards.

        In the Engine segment, we continue to invest in system integration and in technologies to meet increasingly more stringent emissions standards. We have focused our engine technology development on four critical subsystems: combustion, air handling, electronic controls and exhaust aftertreatment. We were the first engine manufacturer to announce a low-cost combustion-only emission solution for Tier III industrial diesel engines that does not require exhaust gas recirculation nor exhaust aftertreatment. We were able to meet the EPA's 2007 heavy-duty on-highway emissions standards that went into effect on January 1, 2007 and we announced in January 2007 that our 6.7-liter Dodge Ram Turbo Diesel engine meets the EPA's 2010 emissions standards a full three years ahead of the requirements. In addition, we were the first company to demonstrate a prototype vehicle that meets EPA 2007 gasoline-equivalent "Tier II Bin 5" emission levels.

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

        In Components, we are building on our strengths in emission control technologies and in design integration to develop filters, turbochargers, fuel systems and aftertreatment systems. It is important to note that we not only develop these critical technologies for our own use, but we insist that they compete in the marketplace to ensure that we retain the competitive technological edge required for successful commercial products. In Cummins Filtration, we are developing modules that combine multiple filtration functions into a single engine subsystem component. We are developing new filter media and technologies that support low-emission engines, including closed crankcase ventilation, high efficiency filters for high pressure fuel systems and centrifugal soot removal. More than 80 percent of our filtration products are sold to customers outside Cummins. In Cummins Emission Solutions, we have developed exhaust aftertreatment systems for Europe and North America. Our Selective Catalytic Reduction (SCR) NOx aftertreatment system is first in market share in Europe. Our Diesel Particulate Filter is first in market share in North America. Cummins Turbo Technologies Variable Geometry Turbocharger (VGT), a critical component for advanced emission control, is the top selling Heavy Duty VGT in North America. Cummins Fuel Systems is introducing our second fuel system with our partner Scania, the XPI high pressure common rail fuel system.

        In 2003, we established Cummins Research and Technology India Private Ltd. (CRTI). This partially-owned subsidiary provides analytical services such as structural dynamics, computational fluid dynamics and design to all Cummins entities. CRTI is located in Pune, India. In August 2006, our first technical center in China was opened in Wuhan City. The East Asia Technical Center, a 55-45 joint venture between Cummins and Dongfeng Cummins Engine Company Limited (DCEC), provides engineering and technical development services for the full range of Cummins products built in China, including diesel and natural gas engines, power generators, turbochargers and filtration products. A series of projects has already started in the technical center, including the development of a new 13-liter engine platform for the heavy-duty truck market served by DCEC.

JOINT VENTURES AND ALLIANCES

        We have entered into a number of joint venture agreements and alliances with business partners and affiliates in various areas of the world to increase our market penetration, expand our product lines, streamline our supply chain management and develop new technologies with the primary joint ventures being the following:

  •
  Cummins India Ltd.  We are the majority owner of Cummins India Ltd. (CIL), which is a publicly listed company on various exchanges in India. This business entity developed from a partnership established in 1962 with the Kirloskar family. CIL produces midrange, heavy-duty and high-horsepower engines, as well as generators for the Indian and export markets. CIL also produces compressed natural gas spark-ignited engines licensed from the CWI joint venture. We consolidate the results of CIL. in our Consolidated Financial Statements.

  •
  Consolidated Diesel Company.  Consolidated Diesel Company (CDC), located in the U.S., is a joint venture with CNH Global N.V. that began with Case Corporation in 1980. This partnership produces Cummins B Series, C Series and ISL Series engines and engine products for on-highway and industrial markets in North America and Europe. Effective March 28, 2004, we adopted the provisions of FIN 46R for this entity and its results are now consolidated in our Consolidated Financial Statements (see Note 3 to the Consolidated Financial Statements).

  •
  Cummins/Komatsu Arrangements.  We have formed a broad relationship with Komatsu Ltd., including four joint ventures and numerous exclusive supply arrangements. Two joint ventures were formed in 1992, one to manufacture Cummins B Series engines in Japan, the other to build high-horsepower Komatsu-designed engines in the U.S. In 1997, we established a third joint venture in Japan to design the next generation of industrial engines. Our fourth joint venture is a distributor joint venture in Chile. Effective March 28, 2004, we adopted the provisions of FIN 46R for one of our joint ventures, Cummins Komatsu Engine Corporation (CKEC), and its results are now consolidated in our Consolidated Financial Statements (see Note 3 to the Consolidated Financial Statements).

  •
  Cummins/Dongfeng Joint Ventures.  In 1985, we licensed Dongfeng Motor Company (Dongfeng), the largest medium-duty truck manufacturer in China, to manufacture Cummins B Series engines. In 1993, Dongfeng established a subsidiary, Dongfeng Automotive Corporation (DFAC), which became the licensee. In 1995, we partnered with DFAC and formed a joint venture, DCEC, for the production of our C Series engines. In 1998, we established a wholly-owned subsidiary, Cummins (Xiangfan) Machining Company Ltd. (CXMC), in an adjacent facility to DCEC to manufacture B Series cylinder blocks and cylinder heads. In April 2003, the assets of DFAC's B Series manufacturing entity and the assets of CXMC were invested into the existing joint venture, DCEC. The expanded joint venture, with annual capacity of approximately 180,000 units, produces Cummins B, C and L Series four-to nine-liter mechanical engines and began producing full-electronic diesel engines with a power range from 100 to 370 horsepower in 2006. In 2004, Cummins invested a B Series connecting rod machining line into CXMC to supply DCEC. We also have a joint venture with Dongfeng that manufactures filtration systems, Shanghai Fleetguard Filter Co., Ltd. and in 2005 expanded the relationship to include exhaust systems. In August 2006, our first technical center in China was opened in Wuhan City. The East Asia Technical Center, a 55-45 consolidated joint venture between Cummins and DCEC, provides engineering and technical development services for the full range of Cummins products built in China, including diesel and natural gas engines, power generators, turbochargers and filtration products. A series of projects has already started in the technical center, including the development of a new 13-liter engine platform for the heavy-duty truck market served by DCEC. In late 2005, the CWI joint venture engaged DCEC to produce the CWI natural gas engines in China.

  •
  Tata Group Joint Ventures.  In 1992, we formed a joint venture with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. The joint venture, Tata Cummins Limited, manufactures the Cummins B Series engine in India for use in trucks manufactured by Tata Motors, as well as for various Cummins industrial and power generation applications. Cummins Turbo Technologies Ltd., one of our wholly-owned subsidiaries, also formed a joint venture for the manufacture of turbochargers, Tata Holset Ltd. Cummins Turbo Technologies Ltd. purchased the remaining interest of Tata Holset Ltd. in 2007.

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

  •
  Cummins/Scania Joint Ventures.  In 1999, we formed a joint venture with Scania to produce fuel systems for heavy-duty diesel engines. We own 70 percent of this joint venture and its results are included in our Consolidated Financial Statements. In August 2005, we signed a joint venture agreement with Scania to produce the next generation fuel systems for heavy-duty on-highway trucks. This joint venture, Cummins-Scania XPI, is a 50/50 joint venture that builds upon other Cummins-Scania partnerships. In 2007, XPI began production of fuel systems that support our C- and L-Series engines.

  •
  Cummins/Westport Joint Venture.  In 2001, we formed a joint venture with Westport Innovations Inc., located in British Columbia, Canada, to develop and market low-emissions, high-performance natural gas engines for on-highway, industrial and power generation markets. In 2003, the joint venture agreement was modified to focus the joint ventures' efforts on the marketing and sale of automotive spark-ignited natural gas engines worldwide. The new agreement also provides for joint technology projects between Westport and Cummins on low-emission technologies of mutual interest.

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

  •
  Shaanxi/Cummins.  In 2005, we formed the Xian Cummins Engine Company (XCEC) joint venture with Shaanxi Heavy Vehicle Group Co. and Shaanxi Heavy Duty Truck Co., Ltd. in Xian, China. In 2007 the joint venture began to manufacture the Cummins ISM heavy-duty diesel engine for use in Shaanxi trucks and for sale to outside customers.

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

  •
  Beijing Foton Cummins Engine Company.  In October 2006, we signed an agreement with Beiqi Foton Motor Co., Ltd. to form a 50/50 joint venture, Beijing Foton Cummins Engine Co., Ltd. (BFCEC), to produce two families of Cummins light-duty, high performance diesel engines in Beijing. The engines will be used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles. Certain types of marine, small construction equipment and industrial applications will also be served by this engine family. Cummins and Beiqi Foton will initially invest a combined $142 million into BFCEC, which is scheduled to begin production in 2009. The parties received approval of the joint venture's official business license by the Chinese government in October 2007.

        In addition to these primary joint ventures and agreements, we also have equity interests in several of our North American and certain international distributors who distribute the full range of our products and services to customers and end-users. We have also entered into numerous joint ventures around the world where we provide engine components, such as turbochargers, alternators and filtration products. In Turkey, we have a license agreement with BMC Sanayi that provides for the manufacture and sale of our B and C Series engines.

        In the event of a change of control of either party to these joint ventures and other strategic alliances, certain consequences may result including automatic termination and liquidation of the venture, exercise of "put" or "call" rights of ownership by the non-acquired partner, termination or transfer of technology license rights to the non-acquired partner and increases in component transfer prices to the acquired partner. We will continue to evaluate joint venture and partnership opportunities in order to penetrate new markets, develop new products and generate manufacturing and operational efficiencies.

        Financial information about our investments in joint ventures and alliances is incorporated by reference from Notes 1, 2 and 3 to the Consolidated Financial Statements. Financial information about geographic areas is incorporated by reference from Note 21 to the Consolidated Financial Statements.

EMPLOYEES

        As of December 31, 2007, we employed approximately 37,800 persons worldwide.

ENVIRONMENTAL COMPLIANCE

Product Environmental Compliance

        Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our products comply with emissions standards that the EPA, the California Air Resources Board (CARB) and other state regulatory agencies, as well as other regulatory agencies around the world, have established for heavy-duty on-highway diesel and gas engines and off-highway engines produced through 2007. Our ability to comply with these and future emissions standards is an essential element in maintaining our leadership position in regulated markets. We have made and will continue to make, significant capital and research expenditures to comply with these standards. Failure to comply with these standards could result in adverse effects on our future financial results.

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

        For 2010, the company announced that we will use an evolution of our proven 2007 solution to maintain power and torque with fuel economy and maintenance intervals comparable with today's engines. Cummins will offer a complete lineup of on-highway engines to meet the near-zero emissions standards. Heavy-duty engines for EPA 2010 will not require NOx aftertreatment. NOx reduction will be achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, next-generation cooled Exhaust Gas Recirculation, advanced electronic controls, proven air handling and the Cummins Particulate Filter. In addition, we announced that we will expand the Heavy-Duty X platform to three displacements in 2010, with the introduction of an 11.9L engine and a 16L engine to complement our flagship 15L product. Cummins will enhance its Midrange on-highway product performance and reliability for EPA 2010 by adding SCR to our existing products to meet the near-zero EPA 2010 emissions standards. SCR is the right technology for Cummins medium-duty truck, bus and specialty-vehicle customers who want a simple and proven solution to meet their diverse power and duty cycle needs.

        Emissions standards in international markets, including Europe and Japan, are becoming more stringent. We believe that our experience in meeting U.S. emissions standards leaves us well positioned to take advantage of opportunities in these markets as the need for emissions control capability grows.

        In 1998, we and a number of other engine manufacturers entered into a consent decree with the EPA, the U.S. Department of Justice (DOJ) and CARB. To date, we have performed virtually all of the requirements of the consent decree and major portions of it have been formally terminated. The remaining requirements of the consent decree are on course to terminate within deadlines.

        Federal and California regulations require manufacturers to report failures of emissions-related components to the EPA and CARB when the failure rate reaches a specified level. At higher failure rates, a product recall may be required. In 2007, we submitted seven reports to the EPA relating to six different defects affecting the EGR valve, diesel particulate filter, turbocharger, engine control module software for on-board diagnostic software, oxygen sensors and emission control labeling. The defect of on-board diagnostic software and oxygen sensors resulted in a campaign of approximately 83,000 engines.

        We have completed fact-finding on three issues relating to potential noncompliance with various programs relating to certified engines. These issues were self-disclosed to the EPA and CARB: two involve use of various certification flexibility programs and one pertains to a provision of the consent decree. The resolution of these issues is not anticipated to be material in 2008.

Other Environmental Statutes and Regulations

        During the last five years, expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of annual capital outlays and are not expected to be material in 2008. Except as follows, we believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.

        In the U.S., pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we have been identified as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended or similar state laws, at approximately 17 waste disposal sites. Based upon our experiences at similar sites we believe that our aggregate future remediation costs will not be significant. We have established accruals that we believe are adequate for our expected future liability with respect to these sites.

        In addition, we have four other sites where we are working with governmental authorities on remediation projects. The costs for these remediation projects are not expected to be material in 2008.

Item 1A.    Risk Factors Relating to Our Business

        Set forth below and elsewhere in this Annual Report on Form 10-K are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section in Item 7 below, "Disclosure Regarding Forward-Looking Statements," should be considered in addition to the following statements.

Our business is affected by the cyclical nature of the markets we serve.

        Our financial performance depends, in large part, on varying conditions in the markets and geographies that we serve. Demand in these markets and geographies fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels. Our sales are also impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in the markets we serve generally result in reductions in sales and pricing of our products, which could reduce future earnings and cash flow. Economic trends can impact our product lines in different ways. For example, our business with Chrysler pickup trucks is a consumer driven market while other product lines serve customers in markets where availability of credit could impact the timing of their purchasing decisions.

Our products are subject to substantial government regulation.

        Our engines are subject to extensive statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, state regulatory agencies, such as the CARB and other regulatory agencies around the world. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. For example, we were required to develop new engines to comply with stringent emissions standards in the United States by January 1, 2007. While we were able to meet this deadline, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. Currently, we believe we are on schedule to meet all deadlines for known future regulatory standards.

        We have made and will be required to continue to make, significant capital and research expenditures to comply with these regulatory standards. Further, the successful development and introduction of new and enhanced products are subject to risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties. Any failure to comply with regulatory standards affecting our products could subject us to fines or penalties and could require us to cease production of any non-compliant engine or to recall any engines produced and sold in violation of the applicable standards. See "Business—Environmental Compliance—Product Environmental Compliance" for a complete discussion of the environmental laws and regulations that affect our products.

Our products are subject to recall for performance related issues.

        We are at risk for product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Costs typically include the cost of the product, part or component being replaced, customer cost of the recall and labor to remove and replace the defective part or component. When a recall decision is made, we estimate the cost of the recall and record a charge to earnings in that period in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies." In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost. As a result, these estimates are subject to change.

We cannot assure that our truck manufacturers and OEM customers will continue to outsource their engine supply needs.

        Several of our engine customers, including PACCAR, Navistar, Volvo and Chrysler, are truck manufacturers or OEMs that manufacture engines for some of their own products. Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products, our emissions capability, systems integration, their customers' preferences and in order to reduce costs, eliminate production risks and maintain company focus. However, we cannot assure that these customers will continue to outsource engine production in the future. Increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could significantly impact our revenues and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

Our largest customer accounts for a significant share of our business.

        Sales to Chrysler accounted for approximately 8 percent of our consolidated net sales for 2007, primarily relating to sales of our ISB engine for use in the Dodge Ram. While a significant amount of our sales to Chrysler are under long-term supply agreements, these agreements provide for the supply of Chrysler's engine requirements for particular models and not a specific number of engines. Accordingly, the loss of Chrysler as a customer or a significant decline in the production levels for the vehicles in which Chrysler uses our products would have an adverse effect on our business, results of operations and financial condition.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

        Cummins materials purchased from external suppliers represent about 80 percent of the component parts used for our production, the rest are manufactured inside of our operations. Approximately 70 - 80 percent of our purchased components are single sourced, although the majority of these materials and components can be obtained from other suppliers. Any delay in our suppliers' deliveries may affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays are caused by factors affecting our suppliers including capacity constraints, labor disputes, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, weather emergencies or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Cummins has processes to monitor supplier conditions to avoid or minimize disruptions to our operations, customers and the corresponding impacts to our financial results.

We may be adversely impacted by work stoppages and other labor matters.

        As of December 31, 2007, we employed approximately 37,800 persons worldwide. Approximately 14,500 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2010 and 2014. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, we cannot assure that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at vehicle assembly plants where our engines are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our business, results of operations and financial condition.

Our products involve risks of exposure to product liability claims.

        We face an inherent business risk of exposure to product liability claims in the event that our products' failure to perform to specification results, or is alleged to result, in property damage, bodily injury and/or death. We may experience material product liability losses in the future. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a product liability claim could have a material adverse affect on our business, results of operations and financial condition and cash flows. In addition, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.

Our operations are subject to extensive environmental laws and regulations.

        Our plants and operations are subject to increasingly stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing emissions to air, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. While we believe that we are in compliance in all material respects with these environmental laws and regulations, we cannot assure that we will not be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination and the amount of such liability could be material.

We are exposed to political, economic and other risks that arise from operating a multinational business.

        Approximately 54 percent of our net sales for 2007 were attributable to customers outside the United States. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

        As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

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

        The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support. There can be no assurance that our products will be able to compete successfully with the products of these other companies. Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our business, results of operations and financial condition. For a more complete discussion of the competitive environment in which each of our segments operates, see "Business—Our Operating Segments."

We face risks through our equity method investments in companies that we do not control.

        Our net earnings include significant equity earnings, technical fees and royalty income from unconsolidated subsidiaries. For the year ended December 31, 2007, we recognized $192 million of equity earnings and $13 million of other income from our unconsolidated subsidiaries which comprised almost 28 percent of our net earnings. The majority (76 percent) of our equity earnings comes from our North American distributors, DCEC and CCEC. We have equity interests in several of our North American distributors who distribute the full range of our products and services to customers and end-users. DCEC is located in Xiangfan, China and produces our B, C and L series four to nine liter mechanical engines in addition to full electronic diesel engines. CCEC is located in Chongqing, China and manufactures several models of our heavy-duty and high-horsepower diesel engines, serving primarily the industrial and stationary power markets in China. Our equity investments may not always perform at the levels we have seen in recent years.

We face reputational and legal risk from affiliations with joint venture partners

        Several of our joint venture partners are domiciled in areas of the world with laws, rules and business practices that differ from those in the United States. We strive to select partners who share our values and understand the Cummins reporting and compliance needs as a U.S. domiciled company. We work to ensure that an appropriate business culture exists within the ventures to minimize and mitigate our risk.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our worldwide manufacturing facilities occupy approximately 16 million square feet, including approximately 9 million square feet in the U.S. Principal manufacturing facilities in the U.S. include our plants in Southern Indiana, Wisconsin, New York, Iowa, South Carolina, Tennessee, Georgia, Ohio and Minnesota, as well as an engine manufacturing facility in North Carolina, which is operated in partnership with CNH Global N. V.

        Manufacturing facilities outside of the U.S. include facilities located in the U.K., Brazil, India, Mexico, France, China, South Africa, Germany, Romania and Australia. In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.K., France, China, India, Japan, Pakistan, South Korea, Turkey and Indonesia.

Item 3.    Legal Proceedings

        We are, at any one time, party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, duties and taxes, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure that such insurance would fully cover the costs associated with a judgment against us with respect to these claims. We also establish reserves for matters in which losses are probable and can be reasonably estimated. We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. While we have established accruals that we believe are adequate for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure that our liability with respect to any such action or proceeding would not exceed our established accruals. Further, we cannot assure that litigation having a material adverse effect on our financial condition will not arise in the future. In addition to the foregoing, we have also been identified as a PRP at 17 waste disposal sites under federal and state environmental statutes, three of which we expect could result in expenditures in excess of $100,000 or more based upon our estimated proportional volume of waste disposed at these sites. These sites and our estimated exposure are as follows: the Operating Industries, Inc. Site in Monterey Park, California ($211,000), the Casmalia Site in Santa Barbara, California ($150,000) and the Double Eagle Refinery Site in Oklahoma City, Oklahoma ($100,000). Finally, we have environmental remediation projects ongoing under the auspices of local regulatory agencies at our plant in Brazil; our plants in Memphis, Tennessee and Canton, South Dakota; and at one of our plants in the United Kingdom. The cost of each of these projects may exceed $100,000. We do not believe that the aggregate liability for resolution of the Superfund Sites or the plant remediation projects will be material for 2008.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our security holders during the last quarter of the year ended December 31, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        (a)   Our common stock, par value $2.50 per share, is listed on the NYSE under the symbol "CMI." For information about the quoted market prices of our common stock, information regarding dividend payments and the number of common stock shareholders, see Selected Quarterly Financial Data on page 108 of this report. For other matters related to our common stock and shareholders' equity, see Notes 15 and 16 to the Consolidated Financial Statements.

        (b)   Use of proceeds—not applicable.

        (c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(3)
October 1 – November 4, 2007	220,000	$60.50	220,000	1,919,914
November 5 – December 2, 2007	1,864,354	59.32	1,864,154	58,816
December 3 – December 31, 2007	18,558	59.51	15,846	47,758

Total	2,102,912	$59.44	2,100,000

(1)
Shares purchased represent shares under the 2006 Board authorized repurchase program (8 million shares after adjusting for a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008) and the Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan). The 2006 repurchase plan was completed in December 2007.

(2)
The average price paid per share has been adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008.

(3)
These values reflect the sum of shares remaining to be purchased under the 2006 Board authorized repurchase plan and shares held in loan status for our Key Employee Stock Investment Plan. The $500 million repurchase program authorized by the Board of Directors in 2007 does not limit the number of shares that may be purchased and was excluded from this column.

        In July 2006, the Board of Directors gave us authorization to acquire up to two million shares (eight million shares adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008) of Cummins common stock in addition to what had been acquired under previous authorizations. We completed the 2006 repurchase in December 2007. In December 2007, the Board of Directors authorized us to acquire an additional $500 million worth of Cummins common stock beginning in 2008.

        During the fourth quarter of 2007, we repurchased 2,912 shares (adjusted for the two-for-one stock split on January 2, 2008) from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. There is no maximum amount of shares that we may purchase under this plan. During the fourth quarter of 2007, we issued no shares of restricted stock.

        According to our bylaws, we are not subject to the provisions of the Indiana Control Share Act. However, we are governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the company.

Performance Graph (Unaudited)

        The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

        The following graph compares the cumulative total shareholder return on Cummins Inc.'s Common Stock for the last five fiscal years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Each of the three measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS, INC.,
S&P 500 INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2003
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

Item 6.    Selected Financial Data

        The selected financial information presented below for the five year period ended December 31, 2007, was derived from our Consolidated Financial Statements. This information should be read in conjunction with the Consolidated Financial Statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

	2007	2006	2005	2004	2003(1)
	Millions, except per share
For the years ended December 31,
Net sales	$13,048	$11,362	$9,918	$8,438	$6,296
U.S. percentage of sales	46%	50%	49%	52%	53%
Non-U.S. percentage of sales	54%	50%	51%	48%	47%
Gross margin	2,556	2,465	2,044	1,560	1,029
Research and engineering expenses	329	321	278	241	200
Investee equity, royalty and other income	205	140	131	120	74
Interest expense	58	96	109	111	90
Dividends on preferred securities of subsidiary trust	—	—	—	—	11
Earnings before cumulative effect of change in accounting principles	739	715	550	350	54
Net earnings	739	715	550	350	50
Net earnings per share before cumulative effect of change in accounting principles(2):
Basic	$3.72	$3.76	$3.11	$2.07	$0.34
Diluted	3.70	3.55	2.75	1.85	0.34
Net earnings per share(2):
Basic	$3.72	$3.76	$3.11	$2.07	$0.32
Diluted	3.70	3.55	2.75	1.85	0.32
Dividends declared per share	0.43	0.33	0.30	0.30	0.30
Capital expenditures	353	249	186	151	111
At December 31,
Cash and cash equivalents	$577	$840	$779	$611	$108
Total assets	8,195	7,465	6,885	6,510	5,126
Long-term debt	555	647	1,213	1,299	1,380
Shareholders' equity(3)	3,409	2,802	1,864	1,401	949

(1)
Net earnings included a $4 million, net of tax charge for the cumulative effect of a change in accounting principle related to the consolidation of a variable interest entity.

(2)
All per share amounts have been adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008.

(3)
During 2006, we adopted the provisions (except for the measurement date change) of SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)," which resulted in an approximately $94 million non-cash charge to equity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        When used in this report the terms "Cummins," "the Company," "the registrant," "we," "our," or "us" mean Cummins Inc. and all entities included in our consolidated financial statements.

ORGANIZATION OF INFORMATION

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") was prepared to provide the reader with a view and perspective of our businesses through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements. Our MD&A is presented in the following sections:

  •
  Executive Summary and Financial Highlights

  •
  Results of Operations

  •
  Operating Segment Results

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Other Commercial Commitments

  •
  Off Balance Sheet Financing

  •
  Application of Critical Accounting Estimates

  •
  Recently Adopted Accounting Pronouncements

  •
  Accounting Pronouncements Issued But Not Yet Effective

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

        We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and exhaust aftertreatment, fuel systems, controls and air handling systems. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including Chrysler LLC, Daimler AG, Volvo AB, PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), CNH Global N.V., Komatsu, Scania AB, Ford Motor Company and Volkswagen. We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

        Our reportable operating segments consist of the following: Engine, Power Generation, Components and Distribution. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. The engines are used in trucks of all sizes, buses and RVs, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military. The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators and rents power equipment for both standby and prime power uses. The Components segment includes sales of filtration products, exhaust aftertreatment systems, turbochargers and fuel systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets, and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

        Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels. Our sales may also be impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in markets we serve generally result in reductions in sales and pricing of our products. As a worldwide business, our operations are also affected by political, economic and regulatory matters, including environmental and emissions standards, in the countries we serve. However, our geographic diversity and broad product and service offerings have helped limit the impact of any one industry and the economy of any single country upon our consolidated results. This was effectively demonstrated in 2007 as we continued to experience strong sales and earnings despite the continued softness in the North American heavy-duty truck engine market which was down approximately 50 percent from 2006 levels. More than half of our 2007 sales came from countries other than the United States. The diversity of our business portfolio has contributed to the significant organic growth we have experienced over the past several years continuing into 2007.

        Financial highlights for the last three years were as follows:

	Years ended December 31,
Consolidated Results
	2007	2006	2005
	(in millions, except earnings per share)
Net sales	$13,048	$11,362	$9,918
Gross margin	2,556	2,465	2,044
Investee equity, royalty and other income	205	140	131
Operating earnings	1,158	1,131	894
Net earnings	739	715	550
Diluted earnings per share	$3.70	$3.55	$2.75

        We continued our strong performance of the past three years into 2007 with a fourth straight year of record net sales and net earnings. Net earnings were $739 million, or $3.70 per diluted share, on sales of $13.0 billion, compared to 2006 net earnings of $715 million, or $3.55 per diluted share, on sales of $11.4 billion. The earnings improvement was driven by a 15 percent increase in net sales and a 4 percent increase in gross margin, as we benefited from improved pricing and higher demand across most of our businesses, increased market share in a number of markets and focused cost reduction efforts. All of our segments reported sales increases for the year compared to 2006, with particularly strong demand in Power Generation's commercial and alternator businesses where sales increased 31 percent and 39 percent, respectively, and Component's emission solutions and turbocharger businesses, where sales increased 203 percent and 41 percent, respectively. Overall, our Engine segment net sales were up $671 million, or 9 percent year-over-year benefitting from market share gains in the heavy-duty on-highway market. In addition, net sales increased at our Power Generation segment (up $644 million, or 27 percent), Components segment (up $651 million, or 29 percent) and Distribution segment (up $155 million, or 11 percent) year-over-year.

        During 2007, we continued our commitment to strengthening our balance sheet, investing in profitable growth around the globe and returning value to our shareholders. Key activities included:

  Financing Matters

  •
  The Board of Directors authorized a pair of two-for-one splits of Cummins common stock in 2007. The first split was authorized on March 8, 2007 and was distributed on April 9, 2007, to shareholders of record as of March 26, 2007. The second split was authorized on December 11, 2007 and was distributed on January 2, 2008, to shareholders of record as of December 21, 2007. All share and per share amounts in this filing have been adjusted to reflect both two-for-one stock splits.

  •
  During the fourth quarter of 2007, we completed our previously announced share repurchase program. In July 2006, the Board of Directors authorized us to acquire up to eight million shares (adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008) of Cummins common stock in addition to what had been acquired under previous authorizations. During 2007, we purchased six million shares for approximately $335 million. In July, the Board also voted to increase the quarterly cash dividend per share by 39 percent to $0.125 per share (adjusted for the two-for-one stock split on January 2, 2008).

  •
  During 2007, we made contributions of approximately $250 million to our pension plans. As of the end of 2007, our global pension funding was more than 100 percent of our qualified pension obligation.

  •
  We repaid $62 million of our $120 million 6.75% debentures on February 15, 2007, at the election of the debt holders. The debentures were repaid using cash generated from operations. Our level of debt at December 31, 2007, has decreased by $137 million since December 31, 2006 and our debt-to-capital ratio has improved to 16.5 percent at December 31, 2007, from 22.4 percent at December 31, 2006.

  Business Expansion

  •
  In 2007, we made global investments of $61 million in our unconsolidated joint ventures including $33 million in five new joint ventures and $28 million in additional investments to our existing joint venture businesses.

  •
  After announcing a feasibility study in the spring of 2006, we signed an agreement in October 2006 with Beiqi Foton Motor Company (Beiqi Foton) to form a 50/50 joint venture, Beijing Foton Cummins Engine Company (BFCEC), to produce two families of Cummins light-duty, high performance diesel engines in Beijing. The engines will be used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles. Certain types of marine, small construction equipment and industrial applications will also be served by this engine family. Cummins and Beiqi Foton will initially invest a combined $142 million into BFCEC, which is scheduled to begin production in 2009. In October of 2007, we received approval of the joint venture from the Chinese government and we invested $28 million during the year.

  •
  In 2007, we made capital expenditures of $353 million which included expenditures of $80 million for the introduction of new products and $136 million to increase our manufacturing capacity around the world.

  Business Divestiture

  •
  In November 2007, we sold certain assets of our Universal Silencer (USI) subsidiary, based in Stoughton, Wisconsin, to Stirling Group, LLC. The sale closed in the fourth quarter of 2007 for approximately $36 million and resulted in a pre-tax gain of approximately $10 million. USI, which was part of our Components segment, specializes in designing and manufacturing noise control and air filtration products for industrial equipment. Total assets of USI were approximately $24 million at the date of the transaction and $15 million at December 31, 2006, which is less than 1.8 percent of our total assets at those dates. Total sales of USI were approximately $54 million and $47 million, for the ten months ended October 31, 2007 and for the year ended December 31, 2006, respectively, which is less than 0.5 percent of our total company consolidated net sales for both periods.

RESULTS OF OPERATIONS

	Years ended December 31,		Favorable/ (Unfavorable)		Years ended December 31,		Favorable/ (Unfavorable)
	2007	2006	Amount	Percent	2006	2005	Amount	Percent
	(in millions)				(in millions)
Net sales	$13,048	$11,362	$1,686	15%	$11,362	$9,918	$1,444	15%
Cost of sales	10,492	8,897	(1,595)	(18)%	8,897	7,874	(1,023)	(13)%

Gross margin	2,556	2,465	91	4%	2,465	2,044	421	21%
Operating expenses and income
Selling and administrative expenses	1,296	1,153	(143)	(12)%	1,153	1,003	(150)	(15)%
Research and engineering expenses	329	321	(8)	(2)%	321	278	(43)	(15)%
Investee equity, royalty and other income	205	140	65	46%	140	131	9	7%
Other operating income, net	22	—	22	NM	—	—	—	NM

Operating earnings	1,158	1,131	27	2%	1,131	894	237	27%
Interest income	36	47	(11)	(23)%	47	24	23	96%
Interest expense	58	96	38	40%	96	109	13	12%
Other income (expense), net	33	1	32	NM %	1	(11)	12	NM

Earnings before income taxes and minority interests	1,169	1,083	86	8%	1,083	798	285	36%
Provision for income taxes	381	324	(57)	(18)%	324	216	(108)	(50)%
Minority interests in earnings of consolidated subsidiaries	49	44	(5)	(11)%	44	32	(12)	(38)%

Net earnings	$739	$715	$24	3%	$715	$550	$165	30%

2007 vs. 2006

Net Sales

        Net sales increased due to record sales in all segments. Net sales changes by segment were as follows:

	2007 vs. 2006
	($ in millions)
	Change	% Change
Engine	$671	9%
Power Generation	644	27%
Components	651	29%
Distribution	155	11%

        Engine sales were higher due to improved pricing on our emission compliant engines, strong demand in almost all on-highway and off-highway markets and the favorable impact of foreign currency translation. Increased engine sales were due to market share gains in the heavy-duty on-highway engine market and were partially offset by decreased demand in our North American heavy-duty on-highway market as a result of the 2007 change in emissions standards. Engine and parts sales to industrial markets were 30 percent higher with increased volumes in all market segments. Power Generation sales increased due to improved pricing and strong organic growth led primarily by increases in commercial generator and alternator sales. Components sales increased primarily due to organic sales growth in our emission solutions, turbocharger and filtration businesses. Distribution sales increased primarily due to increased demand for power generation products followed by increased parts and engine sales which were partially offset by the deconsolidation of one of our North American joint ventures beginning in 2007. The net sales of this joint venture were approximately $163 million in 2006. See our "Operating Segment Results" section for further details on sales by segment.

Gross Margin

        Gross margins improved primarily due to new pricing and increased volumes which were partially offset by increased costs for new products, increased warranty expenses and the deconsolidation of one of our North American joint ventures. Significant drivers impacting gross margins were as follows:

2007 vs. 2006
(in millions) Change
Price	$516
Volume	255
Incremental production costs	(419)
Product mix	(97)
Warranty expense	(87)
Deconsolidation of a joint venture	(65)
Other	(12)

Total	$91

        Gross margin as a percentage of sales declined by 2.1 percentage points as margin percentages declined in three of our segments, primarily driven by the Engine and Components segments. In the Engine segment, price increases for new products were offset by higher new product costs, increased warranty costs and the decreased heavy-duty engine volumes. In the Components segment, two of our businesses are experiencing low margins as a result of inefficient production costs associated with meeting extremely strong demand.

        Warranty expense as a percent of sales increased to 3.1 percent from 2.8 percent in 2006. The increase in warranty expense was expected as the mix of 2007 emissions compliant engines and components increased. As has been our practice and as described in our Critical Accounting Estimates, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific claims experience is typically available four or five quarters after product launch, with a clear claims experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a factor based upon historical experience only in the first year, a blend of actual product and historical experience in the second year and product specific experience thereafter.

Selling and Administrative Expenses

        Selling and administrative expenses increased primarily due to increases in infrastructure investments, including the number of employees to provide for our growing business, higher compensation and related expenses of approximately $116 million, which included salaries, variable compensation and fringe benefits, as a result of our improved financial performance. Other factors affecting selling and administrative expenses also included increased consulting fees and other outside services of $32 million. The remaining change in selling and administrative expenses is due to a combination of increases in various other miscellaneous expenses, none of which were individually significant. Overall selling and administrative expenses as a percentage of sales declined to 9.9 percent in 2007 from 10.1 percent in 2006.

Research and Engineering Expenses

        Research and engineering expenses increased primarily due to higher spending on new product development and critical technologies for 2010 and beyond, including product development for 2010 emissions standards and developing products for new growth areas. The Power Generation and Components segments accounted for $6 million and $5 million of the increase, respectively, which was partially offset by a $3 million decrease in the Engine segment. Fluctuations in other miscellaneous research and development expenses were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

        Investee equity, royalty and other income increased primarily due to an increase in earnings at several of our equity investees, led by a $35 million increase in earnings from our North American distributors as the result of organic growth, acquisitions and the deconsolidation of a North American joint venture in 2007. In addition, DCEC increased $22 million, CCEC increased $7 million and Cummins MerCruiser Diesel increased $5 million, while the other joint ventures had slight increases.

Other Operating Income, Net

        The major components of other operating income are gain or loss on sale of fixed assets and businesses and royalty income. The increase in income over 2006 was primarily due to a $17 million increase in gain on sale of fixed assets. In addition, royalty income increased by approximately $2 million in 2007 and legal expenses decreased $3 million compared to 2006. Increases in miscellaneous operating expenses slightly offset the increase in income and were not material.

Interest Income

        Interest income decreased primarily due to lower average cash balances in 2007 compared to 2006. The lower average cash balances were due to significant spending for capital expenditures, repurchases of common stock and pension contributions.

Interest Expense

        Interest expense decreased primarily due to a decline of $137 million in debt balances, partially offset by higher interest rates.

Other Income (Expense), Net

        The major components of other income (expense) include foreign currency exchange gains and losses on translation and transactions, bank charges and other miscellaneous income and expenses. The increase in income in 2007, compared to 2006, is primarily due to a net increase in foreign currency exchange gains of approximately $28 million in 2007 as compared to $11 million in 2006, a $12 million loss on the early extinguishment of debt incurred when we repaid our $250 million 9.5% notes in December 2006 and a $3 million increase in dividend income in 2007. Partially offsetting these increases were several fluctuations in the components of miscellaneous other income and expenses, none of which were individually significant.

Provision for Income Taxes

        Our tax rates have been less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Export tax benefits also reduced our tax rate prior to 2007.

        Our effective tax rate for 2007 was 32.6 percent compared to 29.9 percent for 2006. The increase is in part due to the full repeal after 2006 of U.S. export tax benefits which reduced our 2006 tax rate by 1.4 percent. Our income tax provision for 2006 also included a $28 million (2.6 percent) benefit for the favorable resolution of tax uncertainties related to prior years offset by a $12 million (1.1 percent) increase for the effect of new Indiana tax legislation.

        We expect our 2008 effective tax rate to be 35 percent excluding any discrete items that may arise. The research tax credit expired December 31, 2007 and has not yet been renewed by Congress. If the research credit is extended, we would anticipate the 2008 effective tax rate to drop to 34 percent.

Minority Interests in Earnings of Consolidated Subsidiaries

        Minority interests are primarily attributable to CIL, a 51 percent owned subsidiary and Wuxi Holset Engineering Co. Ltd. (Wuxi), a 55 percent owned subsidiary. These two subsidiaries accounted for over 80 percent of the total minority interest in 2007. Earnings at these two subsidiaries increased this year resulting in a combined increase in minority interest earnings of $10 million for 2007 compared to 2006. These increases were partially offset by the deconsolidation of Cummins Eastern Canada LLP (CEC), a 51 percent owned subsidiary, on January 1, 2007. The remainder of the consolidated partially-owned subsidiaries had a combination of immaterial increases and decreases in earnings.

2006 vs. 2005

Net Sales

        Net sales increased due to record sales in all segments. Net sales changes by segment were as follows:

	2006 vs. 2005
	($ in millions)
	Change	% Change
Engine	$854	13%
Power Generation	417	21%
Components	281	14%
Distribution	194	16%

        Engine sales were higher due to strong demand from heavy and medium-duty truck OEMs, higher engine volumes for industrial applications and increased shipments of light-duty engines. Engine and part sales to on-highway markets were 12 percent higher compared to 2005 with increased volumes in most market segments. Power Generation sales increased due to increased demand across all product lines. Components sales increased due to organic growth in all of our Components businesses. Distribution sales increased due to increased demand for power generation products followed by increased parts, service and engine volumes. See our "Operating Segment Results" section for further details on sales by segment.

Gross Margin

        Gross margin improved primarily due to increased sales, the related absorption benefits on fixed manufacturing costs, and changes in sales mix. Significant drivers impacting gross margins were as follows:

2006 vs. 2005 (in millions) Change
Volume	$415
Price	94
Incremental product cost	(43)
Warranty expense	(53)
Product mix	(20)
Other	28

Total	$421

        Gross margin as a percentage of sales increased by 1.1 percentage points as margin percentages increased in the Engine, Power Generation and Components segments. The increased margins in these segments were primarily the result of higher absorption of fixed manufacturing costs that resulted from higher demand, improved pricing, and manufacturing efficiencies.

        Warranty expense as a percent of sales increased slightly to 2.8 percent in 2006 compared to 2.7 percent in 2005.

Selling and Administrative Expenses

        Selling and administrative expenses increased primarily due to incremental staffing and higher compensation and related expenses of approximately $64 million, which included salaries, variable compensation and fringe benefits, as a result of our improved financial performance. Other factors affecting selling and administrative expenses included increased consulting fees and other outside services of $33 million, increased marketing and administrative expenses of $18 million and increased travel expenses of $16 million. The remaining change in selling and administrative expenses was due to a combination of increases in various other miscellaneous expenses, none of which were individually significant, partially offset by a favorable foreign currency impact. Overall, selling and administrative expenses as a percentage of sales remained flat at 10.1 percent for both 2006 and 2005.

Research and Engineering Expenses

        Research and engineering expenses increased primarily due to higher compensation expense and consulting and outside services, as well as higher spending on development programs for future products. We had significant research and engineering expenses across the Engine and Components segments related to new product development for 2007 and beyond as well as research and engineering expenses for growth platforms across geographies. The Engine segment accounted for $24 million of the increase in research and engineering expenses along with an increase in the Components segment of $12 million. Fluctuations in other miscellaneous research and development expenses were not significant individually or in the aggregate.

Investee Equity, Royalty and Other Income

        Investee equity, royalty and other income increased slightly primarily due to an increase in earnings at several of our equity investees, led by an $18 million increase in earnings from our North American distributors, a $6 million increase in earnings from Tata Cummins Ltd. and a $3 million increase in earnings from CCEC. These increases were partially offset by a $17 million decrease in earnings from DCEC, as a result of weakness in the medium-duty truck market, due to the continuous tonnage upgrade of China's truck industry.

Other Operating Income, Net

        The major components of other operating income are gain or loss on sale of fixed assets and businesses, royalty income and legal expenses. The 2006 results were flat compared to 2005 as a $10 million increase in gain on sale of fixed assets was offset by a $6 million decrease in royalty income, a $3 million increase in legal expenses and $1 million increase in miscellaneous expenses.

Interest Income

        Interest income increased primarily due to higher average cash balances in 2006, compared to 2005. The higher average cash balances were due to increased earnings and stronger cash flows from operations in 2006.

Interest Expense

        Interest expense decreased primarily due to lower debt balances in 2006, compared to 2005, partially offset by higher interest rates. The conversion of our $300 million 7% convertible subordinated debentures during the second quarter resulted in a reduction in interest expense of over $10 million for 2006.

Other Income (Expense), Net

        The major components of other income (expense) include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses. The increase in other income in 2006 compared to 2005 was due to a fluctuation in foreign currency exchange gains and losses from a loss of approximately $6 million in 2005 to a gain of approximately $11 million in 2006. These items were partially offset by a $12 million loss on the early extinguishment of debt incurred when we repaid our $250 million 9.5% notes in December 2006. In addition, miscellaneous expenses decreased $4 million compared to 2005 while miscellaneous income increased $3 million over 2005.

Provision for Income Taxes

        Our tax rates have been less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings, export tax benefits and research tax credits.

        Our effective tax rate for 2006 was 29.9 percent. Our income tax provision for 2006 was impacted by a $12 million (1.1 percent) increase for the effect of new Indiana tax legislation, and a $28 million (2.6 percent) reduction for the favorable resolution of tax uncertainties related to prior years. Our effective tax rate for 2005 was 27.1 percent. Our 2005 provision was reduced by $16 million (2.0 percent) for the tax benefits of foreign dividend distributions which qualified for a special 85 percent deduction under The American Jobs Creation Act of 2004 and by $8 million (1.0 percent) due to the favorable resolution of prior year tax positions which had been in dispute. U.S. export tax benefits also reduced our 2005 tax rate by 2.5 percent compared to 1.4 percent for 2006. These benefits were phased down by The American Jobs Creation Act and repealed after 2006.

Minority Interests in Earnings of Consolidated Subsidiaries

        Minority interests are primarily attributable to CIL, a 51 percent owned subsidiary, CEC, a 51 percent owned subsidiary, and Wuxi, a 55 percent owned subsidiary. These three subsidiaries accounted for over 90 percent of the total minority interest in 2006. Earnings at these three subsidiaries increased this year resulting in a combined increase in minority interest of $7 million for 2006 compared to 2005. In addition, earnings at SEG, a 51 percent owned subsidiary prior to its sale in the fourth quarter of 2006, improved resulting in a $3 million year-over-year increase in minority interests. The remainder of the consolidated partially-owned subsidiaries had a combination of immaterial increases and decreases in earnings.

OPERATING SEGMENT RESULTS

        Our reportable operating segments consist of the following: Engine, Power Generation, Components, and Distribution. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. The engines are used in trucks of all sizes, buses and RVs, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military. The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators and rents power equipment for both standby and prime power uses. The Components segment includes sales of filtration products, exhaust and aftertreatment systems, turbochargers and fuel systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets, and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs.

        We use segment EBIT (defined as earnings before interest expense, taxes and minority interests) as a primary basis for the chief operating decision-maker to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

        The accounting policies of our operating segments are the same as those applied in the Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits or income taxes to individual segments. Segment EBIT may not be consistent with measures used by other companies.

        A summary of operating results by segment for the years ended December 31, is shown below:

	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
	(in millions)
2007
External sales	$7,129	$2,375	$2,007	$1,537	$—	$13,048
Intersegment sales	1,053	685	925	3	(2,666)	—

Net sales	8,182	3,060	2,932	1,540	(2,666)	13,048
Depreciation and amortization(2)	176	42	59	11	—	288
Research and engineering expenses	222	34	73	—	—	329
Investee equity, royalty and other income	92	17	4	92	—	205
Interest income	26	6	3	1	—	36
Segment EBIT	589	334	153	187	(36)	1,227
2006
External sales	$6,640	$1,880	$1,473	$1,369	$—	$11,362
Intersegment sales	871	536	808	16	(2,231)	—

Net sales	7,511	2,416	2,281	1,385	(2,231)	11,362
Depreciation and amortization(2)	192	36	57	11	—	296
Research and engineering expenses	225	28	68	—	—	321
Investee equity, royalty and other income	67	12	7	54	—	140
Interest income	36	7	2	2	—	47
Segment EBIT	733	220	107	144	(25)	1,179
2005
External sales	$5,836	$1,582	$1,324	$1,176	$—	$9,918
Intersegment sales	821	417	676	15	(1,929)	—

Net sales	6,657	1,999	2,000	1,191	(1,929)	9,918
Depreciation and amortization(2)	182	45	53	15	—	295
Research and engineering expenses	201	21	56	—	—	278
Investee equity, royalty and other income	80	9	8	34	—	131
Interest income	17	3	1	3	—	24
Segment EBIT	582	145	89	107	(16)	907

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.

(2)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Consolidated Statements of Earnings as Interest expense.

        The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Earnings:

	Years ended December 31,
	2007	2006	2005
	(in millions)
Segment EBIT	$1,227	$1,179	$907
Less:
Interest expense	58	96	109

Earnings before income taxes and minority interests	$1,169	$1,083	$798

Engine Segment Results

        Financial data for the Engine segment was as follows:

	Years ended December 31,		Favorable/ (Unfavorable)		Years ended December 31,		Favorable/ (Unfavorable)
	2007	2006	Amount	Percent	2006	2005	Amount	Percent
	(in millions)				(in millions)
External sales	$7,129	$6,640	$489	7%	$6,640	$5,836	$804	14%
Intersegment sales	1,053	871	182	21%	871	821	50	6%

Net sales	8,182	7,511	671	9%	7,511	6,657	854	13%
Depreciation and amortization	176	192	16	8%	192	182	(10)	(5)%
Research and engineering expenses	222	225	3	1%	225	201	(24)	(12)%
Investee equity, royalty and other income	92	67	25	37%	67	80	(13)	(16)%
Interest income	26	36	(10)	(28)%	36	17	19	NM %
Segment EBIT	589	733	(144)	(20)%	733	582	151	26%

Segment EBIT as a percentage of net sales	7.2%	9.8%	(2.6) percentage points		9.8%	8.7%	1.1 percentage points

2007 vs. 2006

Net Sales

        Engine segment net sales increased over 2006 primarily due to strong demand across most markets, excluding the on-highway heavy-duty truck market, and improved pricing on our new emissions compliant engines. The North American on-highway heavy-duty truck market was down as a result of the 2007 emissions standards change. Total on-highway-related sales were 56 percent of Engine segment net sales in 2007 compared with 63 percent last year. Industrial markets were strong in 2007 compared to 2006, with increased volumes in most markets, led by construction, mining, marine, agriculture and oil and gas.

Segment EBIT

        Engine segment EBIT decreased over 2006 primarily due to lower engine volumes in the heavy-duty on-highway markets, the accompanying gross margin impact of lower absorption of fixed manufacturing costs, higher product costs and warranty accrual rates for new emissions compliant products and increased selling and administrative expenses. Gross margins decreased $113 million, or 8 percent, compared to 2006 and the gross margin percentage decreased 2.9 percentage points. Gross margin was lower due to higher material and warranty costs associated with the new 2007 engines. The increase in warranty expense was expected as the mix of 2007 emissions compliant engines increased. As has been our practice, and as described in our Critical Accounting Estimates, new product launches require a greater use of judgment in developing estimates until historical experience becomes available.

Selling and administrative expense increased $64 million, or 12 percent, compared to 2006 and remained flat as a percentage of net sales. The 2007 increases in selling and administrative expenses were primarily due to higher payroll costs as the result of 2007 salary increases and an increase in infrastructure investments including the number of employees to provide for the Engine segment's growing business. Research and engineering expenses decreased by $3 million, or 1 percent, compared to 2006 and decreased slightly as a percentage of net sales. These overall increased segment expenses were partially offset by higher earnings from joint ventures over last year, primarily due to a $22 million improvement in earnings at DCEC due to strong demand in the Chinese truck market.

2006 vs. 2005

Net Sales

        Engine segment net sales increased over 2005 primarily due to strong demand across most markets, particularly the North American heavy-duty truck market, the stationary power market due to the strong performance of our Power Generation segment and strong industrial market sales. Total on-highway-related sales were 63 percent of Engine segment net sales during 2006 and 2005.

Segment EBIT

        Engine segment EBIT improved over 2005 primarily due to the higher engine volumes across all major markets, the accompanying gross margin benefits of higher absorption of fixed manufacturing costs and improved pricing and manufacturing efficiencies. Gross margin increased $229 million, or 20 percent, compared to 2005 and the gross margin percentage increased over one percentage point. Selling and administrative expenses increased $69 million, or 15 percent, compared to 2005 and increased slightly as a percentage of net sales. Research and engineering expenses increased $24 million, or 12 percent, compared to 2005 and remained flat as a percentage of net sales. In addition, earnings from joint ventures decreased $13 million compared with 2005, primarily due to a $17 million decrease in earnings at DCEC as a result of weakness in the medium-duty truck market, due to the continuous tonnage upgrade of China's truck industry.

Engine Net Sales by Market

        A summary and discussion of Engine segment net sales by market follows:

	Years ended December 31,		Favorable/ (Unfavorable)		Years ended December 31,		Favorable/ (Unfavorable)
	2007	2006	Amount	Percent	2006	2005	Amount	Percent
	(in millions)				(in millions)
Heavy-duty truck	$1,948	$2,498	$(550)	(22)%	$2,498	$2,139	$359	17%
Medium-duty truck and bus	1,284	971	313	32%	971	904	67	7%
Light-duty automotive and RV	1,340	1,261	79	6%	1,261	1,178	83	7%

Total on-highway	4,572	4,730	(158)	(3)%	4,730	4,221	509	12%
Industrial	2,676	2,063	613	30%	2,063	1,791	272	15%
Stationary power	934	718	216	30%	718	645	73	11%

Total net sales	$8,182	$7,511	$671	9%	$7,511	$6,657	$854	13%

        A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Years ended December 31,		Favorable/ (Unfavorable)		Years ended December 31,		Favorable/ (Unfavorable)
	2007	2006	Amount	Percent	2006	2005	Amount	Percent
Midrange	486,800	459,900	26,900	6%	459,900	419,200	40,700	10%
Heavy-duty	91,400	123,400	(32,000)	(26)%	123,400	107,600	15,800	15%
High-horsepower	18,500	16,300	2,200	13%	16,300	14,400	1,900	13%

Total unit shipments	596,700	599,600	(2,900)	—%	599,600	541,200	58,400	11%

        A summary of changes in unit shipments by market follows:

	Unit Shipments by Market Percent Change
	2007 vs. 2006			2006 vs. 2005
	North American	International	Global	North American	International	Global
Heavy-duty truck	(44)%	37%	(34)%	18%	11%	17%
Medium-duty truck	1%	27%	16%	36%	(20)%	(3)%
Bus	37%	58%	48%	56%	(10)%	12%
Light-duty automotive	(12)%	13%	(10)%	1%	24%	3%
RV	(16)%	658%	(14)%	41%	(89)%	33%
Industrial	1%	31%	15%	10%	29%	18%
Total unit shipments	(15)%	30%	(2)%	11%	7%	10%

Note:    The total percent of shipments were 62% and 71% to North America and 38% and 29% to International, for 2007 and 2006, respectively.

2007 vs. 2006

  Heavy-Duty Truck

        The decrease in heavy-duty truck market sales was primarily driven by the North American truck market as OEMs experienced reduced demand from truck fleets, following increased purchases in 2006 to replace trucks ahead of the 2007 change in emissions standards, the softer U.S. economy, and the weak freight environment. The decline in the North American truck market sales was partially offset by strong growth in our international sales and North American market share gains.

  Medium-Duty Truck and Bus

        The increase in medium-duty truck and bus sales was due to increased demand for medium-duty truck engines internationally and increased shipments of bus engines in North America and internationally compared to 2006. International medium-duty truck sales improved due to continued growth in Latin America and Europe, while international bus sales have continued to grow in Chinese and Eastern European markets. The increase in overall North American bus sales is being driven by market share gains within the school bus market. Significant market share gains in the North American medium-duty truck market resulted in a sales increase despite a 28 percent decline in the market itself.

  Light-Duty Automotive and RV

        The increase in light-duty automotive sales was primarily due to higher pricing for the 2007 emissions compliant product which was partially offset by decreased demand from Chrysler due to the softening of the U.S. economy in the fourth quarter of 2007. The 2007 total Chrysler unit shipments decreased over last year by approximately 19,800 units, or 12 percent. Global engine shipments to recreational vehicle OEMs decreased compared with 2006 as a result of increased engine purchases in 2006 ahead of the 2007 change in emissions standards.

  Industrial

        Industrial sales increased in most markets over last year, primarily due to stronger demand. A summary and discussion of changes in Industrial unit sales by market follows:

	Industrial Unit Shipments by Market Percent Change 2007 vs. 2006
	North American	International	Global
Agriculture	2%	17%	5%
Construction	—%	32%	17%
Government	61%	64%	62%
Marine	(20)%	30%	16%
Mining	(1)%	25%	18%
Oil & Gas	6%	72%	7%
Rail	131%	(9)%	5%
Total unit shipments	1%	31%	15%

        The total percentage of shipments to North America in 2007 was 45 percent as compared to 52 percent in 2006. The overall change in the geographic sales mix was due to the continued strength of the international construction market which was being driven by strong demand in Europe, East Asia, and Latin America. The international mining market demand was up as the strength in commodity prices was driving investment in mining capacity. Sales to the oil and gas market and the commercial marine market increased as sustained oil and natural gas prices continued to drive activity and investments in new equipment and offshore supply vessels. The rail market was up due to increased demand in North America.

  Stationary Power

        The increase in sales to stationary power markets is due to the increased intersegment sales to our Power Generation segment. These intersegment sales are eliminated in our Consolidated Statements of Earnings. See the Power Generation Segment Results for a discussion of the increase in net sales.

2006 vs. 2005

  Heavy-Duty Truck

        The increase in sales to the heavy-duty truck market was primarily driven by the North American truck market as OEMs work to meet growing demand from truck fleets replacing trucks ahead of the 2007 change in emissions standards.

  Medium-Duty Truck and Bus

        The increase in medium-duty truck and bus revenues was due to strong demand ahead of the 2007 change in emissions standards and our growing market share position with North American OEMs in the medium duty truck and bus markets. The increase in medium-duty truck and bus engine shipments in North America is due to our increased penetration in this market and an overall increase in demand ahead of the emissions standard changes. The decrease in shipments to international medium-duty truck OEMs is primarily due to changes in emissions standards in Brazil to Euro III, effective January 1, 2006. The decrease in international bus engine shipments year-over-year is due to a large purchase made in 2005 by a customer in China.

  Light-Duty Automotive and RV

        Sales of light-duty automotive engines increased as a result of higher volumes. The majority of the light-duty automotive and RV volumes was driven by demand from DaimlerChrysler with shipments of approximately 162,000 units, or a 1 percent increase compared to 2005. Engine shipments to recreational vehicle OEMs increased compared with 2005 due to new product introductions and growing penetration at key OEMs.

  Industrial

        Industrial sales increased in most markets over last year, primarily due to stronger demand in those markets. A summary and discussion of changes in Industrial unit sales by market follows:

	Industrial Unit Shipments by Market Percent Change 2006 vs. 2005
	North American	International	Global
Agriculture	(3)%	21%	1%
Construction	10%	31%	20%
Government	98%	232%	136%
Marine	39%	—%	9%
Mining	11%	11%	11%
Oil & Gas	39%	26%	39%
Rail	6,600%	78%	97%
Total unit shipments	10%	29%	18%

        The total percentage of shipments to North America in 2006 was 52 percent, as compared to 56 percent in 2005. The overall change in the geographic sales mix was due to the continued strength of the international construction market which was being driven by strong demand in the Middle East and Asia. Total shipments to the construction market increased largely because of the increase in international shipments. The international mining market demand was up as the strength in commodity prices was driving investment in mining capacity. The shipments to the oil and gas market have increased as sustained oil and natural gas prices continue to drive activity and investments in new equipment. In addition, we continue to penetrate this market further with the release of more engine platforms to this application. Other industrial markets had modest increases in shipments compared to 2005.

  Stationary Power

        The increase in sales to stationary power markets is due to the increased intersegment sales to our Power Generation segment. These intersegment sales are eliminated in our Consolidated Statements of Earnings. See the Power Generation Segment Results for a discussion of the increase in net sales.

Power Generation Segment Results

        Financial data for the Power Generation segment was as follows:

	Years ended December 31,		Favorable/ (Unfavorable)		Years ended December 31,		Favorable/ (Unfavorable)
	2007	2006	Amount	Percent	2006	2005	Amount	Percent
	(in millions)				(in millions)
External sales	$2,375	$1,880	$495	26%	$1,880	$1,582	$298	19%
Intersegment sales	685	536	149	28%	536	417	119	29%

Net sales	3,060	2,416	644	27%	2,416	1,999	417	21%
Depreciation and amortization	42	36	(6)	(17)%	36	45	9	20%
Research and engineering expenses	34	28	(6)	(21)%	28	21	(7)	(33)%
Investee equity, royalty and other income	17	12	5	42%	12	9	3	33%
Interest income	6	7	(1)	(14)%	7	3	4	NM %
Segment EBIT	334	220	114	52%	220	145	75	52%
Segment EBIT as a percentage of net sales	10.9%	9.1%	1.8 percentage points		9.1%	7.3%	1.8 percentage points

2007 vs. 2006

Net Sales

        Power Generation segment net sales increased over 2006, primarily due to increased sales of 31 percent in our commercial business, 39 percent in our alternator business and 10 percent in our consumer business as well as improved pricing in our commercial and alternator businesses. Our commercial business, the largest line of business in this segment, increased as the result of strong demand across most regions, especially EMEA, North America, India and Latin America. The alternator businesses also experienced strong international growth. Net sales benefited from favorable impacts from foreign currency translation.

Segment EBIT

        Power Generation segment EBIT improved over 2006, primarily due to the improved gross margin line as significant price realization, net of increased material costs and the absorption benefit from higher volumes improved segment earnings. Gross margin improved $147 million, or 35 percent, compared to 2006 and the gross margin percentage improved by 1.1 percentage points. Selling and administrative expenses increased $39 million, or 18 percent, compared to 2006, however, improved by 0.6 percentage points as a percentage of net sales. The increase in selling and administrative expenses was primarily due to higher payroll costs and increases in infrastructure investments including the number of employees to provide for the growing Power Generation business. Research and engineering expenses increased by $6 million, or 21 percent, compared to 2006 and remained flat as a percentage of net sales.

2006 vs. 2005

Net Sales

        Power Generation segment net sales increased over 2005, primarily due to increased demand in the commercial generator and alternator lines of business as well as improved pricing. Our commercial and alternator businesses were up in nearly all markets. Our consumer, power electronics, energy solutions and rental markets also saw modest increases. Partially offsetting the increased sales in these lines of business was the absence of sales from SEG as the business was sold in the fourth quarter of 2006.

Segment EBIT

        Power Generation segment EBIT improved over 2005, primarily due to strong commercial generator set and alternator sales across geographic markets, except China, as well as improved mix and price realization. While material costs, particularly copper, have increased year-over-year, the segment has been able to absorb these costs through improved pricing. Gross margin improved $92 million, or 28 percent, compared to 2005 and gross margin percentage improved nearly one percentage point. Selling and administrative expenses increased $29 million, or 15 percent, compared to 2005, however, selling and administrative expenses improved by 0.5 percentage points as a percentage of net sales. Research and engineering expenses increased $7 million, or 33 percent, compared to 2005 and increased slightly as a percentage of net sales.

Engine Net Sales by Market

        A summary of unit shipments used in power generation equipment by engine classification follows:

	Years ended December 31,		Favorable/ (Unfavorable)		Years ended December 31,		Favorable/ (Unfavorable)
	2007	2006	Amount	Percent	2006	2005	Amount	Percent
Midrange	31,700	29,200	2,500	9%	29,200	21,300	7,900	37%
Heavy-duty	8,000	6,800	1,200	18%	6,800	7,200	(400)	(6)%
High-horsepower	10,500	9,300	1,200	13%	9,300	8,300	1,000	12%

Total unit shipments	50,200	45,300	4,900	11%	45,300	36,800	8,500	23%

Components Segment Results

        Financial data for the Components segment was as follows:

	Years ended December 31,		Favorable/ (Unfavorable)		Years ended December 31,		Favorable/ (Unfavorable)
	2007	2006	Amount	Percent	2006	2005	Amount	Percent
	(in millions)				(in millions)
External sales	$2,007	$1,473	$534	36%	$1,473	$1,324	$149	11%
Intersegment sales	925	808	117	14%	808	676	132	20%

Net sales	2,932	2,281	651	29%	2,281	2,000	281	14%
Depreciation and amortization	59	57	(2)	(4)%	57	53	(4)	(8)%
Research and engineering expenses	73	68	(5)	(7)%	68	56	(12)	(21)%
Investee equity, royalty and other income	4	7	(3)	(43)%	7	8	(1)	(13)%
Interest income	3	2	1	50%	2	1	1	100%
Segment EBIT	153	107	46	43%	107	89	18	20%
Segment EBIT as a percentage of net sales	5.2%	4.7%	0.5 percentage points		4.7%	4.5%	0.2 percentage points

        Net sales for our Components segment by business was as follows:

	Years ended December 31,		Favorable/ (Unfavorable)		Years ended December 31,		Favorable/ (Unfavorable)
	2007	2006	Amount	Percent	2006	2005	Amount	Percent
	(in millions)				(in millions)
Turbochargers	$860	$608	$252	41%	$608	$516	$92	18%
Fuel Systems	409	395	14	4%	395	325	70	22%
Emission Solutions	448	148	300	203%	148	103	45	44%
Filtration	1,215	1,130	85	8%	1,130	1,056	74	7%

Total net sales	$2,932	$2,281	$651	29%	$2,281	$2,000	$281	14%

2007 vs. 2006

Net Sales

        Components segment net sales increased over 2006, primarily due to increased demand across all businesses and all geographic markets, but were primarily driven by strong demand in our emission solutions and turbocharger businesses. We also experienced increased sales in our filtration and fuel systems businesses. All of our businesses benefited from OEM sales of new products to allow their customers to meet new on-highway emissions standards in North America and Europe as well as from increases in aftermarket volume. We also experienced favorable impacts from foreign currency translation.

Segment EBIT

        Components segment EBIT improved over 2006, primarily due to increased volumes and gross margins in most Component businesses and the sale of a business. Gross margin improved $68 million, or 20 percent, compared to 2006, however, the gross margin percentage decreased 1.1 percentage points. Gross margin percentages were unfavorably impacted by higher metal costs and new product introduction costs. In addition, both our emission solutions and turbo technologies businesses experienced low margins as the result of costs associated with meeting extremely strong demand. Selling and administrative expenses increased $30 million, or 17 percent, compared to 2006, however, selling and administrative expense improved by 0.7 percentage points as a percentage of net sales. The increase in selling and administrative expenses was primarily due to higher payroll costs and increases in infrastructure investments including the number of employees to provide for the growing Components business. Research and engineering expenses increased by $5 million, or 7 percent, compared to 2006, however, research and engineering expenses improved by 0.5 percentage points as a percentage of net sales. Segment EBIT was also favorably impacted by the $10 million gain on the sale of Universal Silencer.

2006 vs. 2005

Net Sales

        Components segment net sales increased over 2005 primarily due to strong demand in our turbocharger and fuel systems businesses. The segment had increased sales across all businesses and all geographic markets. In addition, the segment had strong growth in North America and Europe with increases in both aftermarket volume and OEM volume.

Segment EBIT

        Components segment EBIT improved over 2005, primarily due to increased volumes and gross margins. Gross margin increased $59 million, or 20 percent, compared to 2005 and the gross margin percentage improved nearly one percentage point, primarily due to improved volume and improved pricing. Selling and administrative expenses increased $26 million, or 17 percent, compared to 2005, and increased slightly as a percentage of net sales. Research and engineering expenses increased $12 million, or 21 percent, compared to 2005 and increased slightly as a percentage of net sales. Research and engineering expenses increased due to additional investment in the development of a number of new products and critical technologies that were launched in 2007 and beyond.

Distribution Segment Results

        Financial data for the Distribution segment was as follows:

	Years ended December 31,		Favorable/ (Unfavorable)		Years ended December 31,		Favorable/ (Unfavorable)
	2007	2006	Amount	Percent	2006	2005	Amount	Percent
	(in millions)				(in millions)
External sales	$1,537	$1,369	$168	12%	$1,369	$1,176	$193	16%
Intersegment sales	3	16	(13)	(81)%	16	15	1	7%

Net sales	1,540	1,385	155	11%	1,385	1,191	194	16%
Depreciation and amortization	11	11	—	—%	11	15	4	27%
Investee equity, royalty and other income	92	54	38	70%	54	34	20	59%
Interest income	1	2	(1)	(50)%	2	3	(1)	(33)%
Segment EBIT	187	144	43	30%	144	107	37	35%
Segment EBIT as a percentage of net sales	12.1%	10.4%	1.7 percentage points		10.4%	9.0%	1.4 percentage points

2007 vs. 2006

Net Sales

        Distribution segment net sales increased over 2006, primarily due to increased demand in Europe and the Middle East, despite the deconsolidation of one of our North American joint ventures in 2007. The net sales of this previously consolidated joint venture accounted for approximately $163 million, or 12 percent, of net sales for the Distribution segment for 2006. The strong organic growth was led by increases in power generation volumes in Europe and the Middle East, followed by engine and parts volumes and the favorable impact of foreign currency translation.

Segment EBIT

        Distribution segment EBIT improved over 2006, primarily due to investee equity, royalty and other income led by a $35 million increase from our North American Distributors. Gross margin improved $14 million, or 5 percent, compared to 2006, however, the gross margin percentage decreased 1.4 percentage points. The decrease in gross margin percentage was primarily due to the deconsolidation of one of our North American joint ventures in 2007. Selling and administrative expenses increased $15 million, or 6 percent, compared to 2006, however, selling and administrative expenses improved by 0.7 percentage points as a percentage of net sales. The increase in selling and administrative expenses was primarily due to higher payroll costs as the result of 2007 salary increases, an increase in infrastructure investments, including the number of employees to provide for the growing Distribution business and unfavorable foreign currency translation.

2006 vs. 2005

Net Sales

        Distribution net sales increased over 2005, primarily due to increased demand in the Middle East, Europe and the South Pacific. The higher net sales were led by increases in power generation volume followed by parts, service and engine volume. The Middle East was the primary driver for the higher power generation volume, accounting for over half of the increase. Parts and service and engine volumes were up throughout several geographic markets, most notably Europe, East Asia and the Middle East.

Segment EBIT

        Distribution segment EBIT improved over 2005, primarily due to higher gross margins resulting from increased demand for engines, parts and power generation equipment. Gross margin improved $37 million, or 14 percent, compared to 2005, however, the gross margin percentage decreased slightly due to an unfavorable shift in mix from parts to engines and generator sets. The increase in gross margin was partially offset by higher selling and administrative expenses. Selling and administrative expenses increased $25 million, or 12 percent compared to 2005, however, selling and administrative expenses improved by over 0.5 percentage points as a percentage of net sales. Also contributing to the increase in segment EBIT year-over-year was a $20 million increase in investee equity earnings primarily attributable to an $18 million increase in earnings at our North American distributors.

Geographic Markets

        Sales to international markets were 54 percent of total net sales in 2007, compared with 50 percent of total net sales in 2006 and 51 percent of total net sales in 2005.

        A summary of net sales (dollar amount and percentage of total) by geographic territory follows (dollars in millions):

	Years ended December 31,
(in millions)	2007		2006		2005
United States	$6,007	46%	$5,719	50%	$4,832	49%

Asia/Australia	2,444	19%	1,794	16%	1,682	17%
Europe/CIS	2,326	18%	1,633	14%	1,406	14%
Mexico/Latin America	1,171	9%	886	8%	819	8%
Canada	405	3%	743	7%	728	7%
Africa/Middle East	695	5%	587	5%	451	5%

Total international	7,041	54%	5,643	50%	5,086	51%

Total consolidated net sales	$13,048	100%	$11,362	100%	$9,918	100%

LIQUIDITY AND CAPITAL RESOURCES

Management's Assessment of Liquidity

        We believe our financial condition and liquidity are strong. We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. Cash provided by operations is our principal source of liquidity. At December 31, 2007, we believe our liquidity with cash and cash equivalents of $577 million, marketable securities of $120 million, $615 million available under our revolving credit facility, $277 million, based on eligible receivables, available under our accounts receivable program and $119 million available under international credit facilities together with our operating cash flows and borrowing capacity provide us with the financial flexibility needed to fund working capital, debt service obligations, capital expenditures, projected pension obligations, common stock repurchases, dividend payments and expansion in emerging markets. As of December 31, 2007, there were no amounts outstanding under our revolving credit facility or our receivable sales program.

Working Capital Summary

        We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention.

	2007	2006
	(in millions)
Current assets	$4,815	$4,488
Current liabilities	2,711	2,399

Working capital	$2,104	$2,089
Current ratio	1.78	1.87
Days' sales in receivables	53	52
Inventory turnover	6.5	6.7

        Current assets increased $327 million, primarily due to a $231 million increase in receivables driven by the increase in net sales and a $299 million increase in inventories. These increases were partially offset by a $263 million decline in cash and cash equivalents (see Cash Flows below).

        Current liabilities increased $312 million, primarily due to an increase in accounts payables of $159 million and increases in accrued warranty, compensation and other accrued liabilities of $64 million, $56 million and $78 million, respectively, all due to business expansions. These increases were partially offset by a decline in short-term borrowings of $45 million.

Cash Flows

        Cash and cash equivalents decreased by $263 million during the year ended December 31, 2007. The change in cash and cash equivalents is as follows:

	2007	2006	2005
	(in millions)
Net cash provided by operating activities	$810	$840	$760
Net cash used in investing activities	(515)	(277)	(212)
Net cash used in financing activities	(576)	(508)	(372)
Effect of exchange rate changes on cash	18	6	(8)

Net (decrease) increase in cash and cash equivalents	$(263)	$61	$168

Cash From Operations

        Net cash provided by operating activities declined $30 million in 2007, compared to 2006, primarily due to a $79 million decrease in the deferred income tax provision, partially offset by a $41 million decrease in cash used for working capital and a decrease in pension contributions of $16 million. Net changes in working capital utilized $150 million in cash during 2007, compared to utilizing $191 million in 2006. Cash utilized for working capital tends to fluctuate from period to period based on various factors including sales and production volumes as well as timing.

        The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. Better than expected investment returns and additional voluntary contributions have improved the funded status of all plans, helping to minimize future required funding.

        We continued making additional pension contributions by contributing $250 million to our pension plans during the year. Our qualified pension plans are currently over 100 percent funded. We anticipate making contributions of $95 million to $105 million to our pension plans in 2008 and paying approximately $53 million in claims and premiums for other postretirement benefits. The $250 million of 2007 pension contributions included voluntary contributions of $220 million. These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

        Net cash provided by operating activities improved $80 million in 2006, compared to 2005, primarily due to $165 million of higher net earnings and a $96 million decrease in cash utilized for working capital, partially offset by an increase in pension funding of $115 million and a decrease in cash provided by changes in long term liabilities of $65 million. Net changes in working capital utilized $191 million in cash during 2006 compared to utilizing $287 million in 2005, or a net decrease in cash utilized for working capital of $96 million year-over-year.

Investing Activities

        Net cash used in investing activities increased $238 million in 2007, compared to 2006. The increase was primarily due to a $104 million increase in capital expenditures, a $57 million outflow for the purchase of long-term investments, an increase of $48 million in cash used for investments in and advances to equity investees and an increased outflow of $18 million for the acquisition of businesses, the majority of which was to acquire the remaining 50 percent equity ownership in a 50/50 joint venture.

        Capital expenditures for 2007 increased 42 percent to support our growth, and included investments to increase capacity and to fund development of our new products. Our investments in capacity improvements and development of new products are accelerating across all of our businesses and are designed for future growth opportunities. We continue to invest at least half of our capital in low-cost regions of the world to further leverage our opportunities for cost reduction and future growth opportunities. Capital expenditures for all of 2007 were $353 million to support these initiatives. We expect capital expenditures to total approximately $550 million to $600 million in 2008. In addition, we expect to invest approximately $70 million on new and existing joint ventures in 2008.

        Net cash used in investing activities increased $65 million in 2006 compared to 2005. The increase was primarily due to higher capital expenditures of $76 million, which includes an increase in investments in internal use software of $13 million. Net cash utilized for purchases of marketable securities in 2006 was $30 million as we increased our short term investment holdings as opposed to 2005 when we were in a net liquidation of securities position with net cash proceeds of $3 million. Significant sources of cash from investing activities year-over-year included increased proceeds from the disposal of equipment of $28 million as well as $24 million of proceeds from the sale of SEG.

        The majority of our capital spending in 2006 was primarily for new product introduction, capacity expansion, manufacturing equipment, and tooling for new products.

Financing Activities

        Net cash used in financing activities increased $68 million in 2007, compared to 2006. The majority of the increase in cash outflows is due to the increase in repurchases of common stock of $214 million and a decrease in the proceeds from borrowings of $79 million, which was partially offset by a $256 million decrease in payments on borrowings and capital leases.

        In the first quarter of 2007, approximately $62 million of our $120 million 6.75% debentures were repaid on February 15, 2007, at the election of the debt holders. Our total debt was $674 million as of December 31, 2007, compared with $811 million at December 31, 2006. Total debt as a percent of our total capital, including total long-term debt, was 16.5 percent at December 31, 2007, compared to 22.4 percent at December 31, 2006. Included in long-term debt at December 31, 2007 and 2006, was $49 million and $60 million, respectively, attributable to consolidating a leasing entity under the provisions of FIN 46R (see Notes 3 and 10 to the Consolidated Financial Statements). Also included in short-term and long-term debt at December 31, 2007, was $25 million from the consolidation of a joint venture consolidated under the provisions of FIN 46R (see Note 3 to the Consolidated Financial Statements). The consolidation of these entities did not materially impact our 2007 or 2006 net earnings nor did it affect compliance with any of our debt covenants. We do not expect the consolidation of these entities to have a material impact on net earnings or affect our compliance with debt covenants in future periods. As of December 31, 2006, short-term and long-term debt also included amounts from the FIN 46R consolidation of CEC which was deconsolidated in 2007 (see Note 3 to the Consolidated Financial Statements for additional information on the deconsolidation).

        In July 2006, the Board of Directors authorized us to acquire up to eight million shares (adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008) of Cummins common stock. In 2007, we repurchased approximately $335 million of common stock, at an average cost of $55.76 per share (adjusted for the impact of both two-for-one stock splits), representing approximately six million shares. This concluded the share repurchase program authorized by the Board of Directors in July 2006. As of December 31, 2006, two million shares (adjusted for the impact of both two-for-one stock splits announced in 2007) had been purchased under the plan. In December 2007, the Board of Directors authorized the acquisition of up to $500 million worth of Cummins common stock which we plan to begin purchasing in 2008. The share repurchase program is expected to be a significant use of our cash flows in 2008 and future years, however, total repurchases may vary quarter to quarter depending on other investing and financing activities, market conditions, or restrictions.

        In July 2007, the Board of Directors voted to increase the quarterly cash dividend per share by 39 percent and increased cash dividends to $0.125 per common share (adjusted for the two-for-one stock split on January 2, 2008) in the third and fourth quarter of 2007. Dividends per share paid to common shareholders for the years ended December 31, were as follows:

	Quarterly Dividends (adjusted for the two-for-one stock splits in 2007 and 2008)
	2007	2006	2005
First Quarter	$0.09	$0.075	$0.075
Second Quarter	0.09	0.075	0.075
Third Quarter	0.125	0.09	0.075
Fourth Quarter	0.125	0.09	0.075

        Total dividends paid to common shareholders for the years ended December 31, 2007, 2006 and 2005 were $89 million, $66 million, and $56 million, respectively. Declaration and payment of dividends in the future depends upon earnings and liquidity position, among other factors.

        Net cash used in financing activities increased $136 million in 2006, compared to 2005. In 2006, we repaid our $250 million 9.5% notes while in 2005 we repaid our $225 million 6.45% notes. The other significant use of cash in financing activities when comparing 2006 to 2005 relates to repurchases of our common stock. In 2006, we completed our previously announced $100 million stock repurchase and we began repurchasing stock under a new repurchase plan that began in the third quarter of 2006. Year-over-year our stock repurchases increased $83 million. Also contributing to the increase, to a lesser extent, was a decrease in the proceeds from the issuance of common stock of $21 million and an increase in dividend payments due to the 20 percent increase in quarterly dividends that the board approved in July 2006.

        During the third quarter of 2006, we extended a lease related to a portion of our rental business by six years. The lease was set to expire on September 30, 2006. Instead of paying a balloon payment of approximately $42 million on September 30, 2006, the amount was financed over a six year term at a fixed rate. In addition to extending this lease, we reduced the interest rate by approximately 2 percentage points. During the fourth quarter of 2006, we refinanced a lease related to another portion of our rental business. Under the terms of the agreement which was effective as of January 1, 2007, the new lease has a six year term and the interest rate is approximately 2 percentage points lower than the existing lease. The total amount refinanced was approximately $28 million. Both leases were treated as capital leases both before and after the changes. For more information regarding our rental business and related lease agreements, see Note 19 to the Consolidated Financial Statements.

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

        On May 8, 2006, the Board of Directors approved our plan to redeem all of the 7% convertible quarterly income preferred securities that were issued in June 2001. On May 9, 2006, we gave the trustee our formal irrevocable notification of our intent to redeem the preferred securities. This notification provided the holders of the preferred securities 30 days in which to convert their securities into shares of common stock. Upon expiration of the notification period, all remaining securities not converted were redeemed for cash at a premium above liquidation value. Substantially all of the $300 million 7% convertible subordinated debentures outstanding were converted into shares of our common stock during the second quarter of 2006. As a result of the conversion, approximately 25.2 million shares (adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008) of common stock were issued during the second quarter which resulted in an increase of approximately $15 million to common stock outstanding and an increase of approximately $276 million to additional paid-in-capital. Since substantially all holders converted their preferred securities to common stock, the loss on extinguishment of this debt was insignificant.

        In September 2005, we announced our intention to repay the $250 million 9.5% notes in December 2006, the first call date for the debt. The notes were issued in November 2002 and were repaid in December 2006 using cash generated from operations. We paid a premium of approximately $12 million due to the early retirement of this debt.

Financial Covenants and Credit Rating

        A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in 2007 to impede our compliance with these covenants.

        On July 20, 2007, Fitch upgraded our senior unsecured debt ratings from "BBB-" to "BBB" and revised our outlook to stable citing the continued improvement in Cummins' balance sheet, increased sales diversification, an improved competitive profile and solid operating performance in North America in 2007 despite the downturn in the heavy truck cycle, among other factors. On August 16,

2007, Standard & Poor's (S&P) upgraded our outlook from stable to positive as S&P cited Cummins' prospects for continued good operating performance and its improved financial profile resulting from a steady reduction in financial leverage over the last several years.

        Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor's	BBB-	NR	Positive
Fitch	BBB	BBB	Stable

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2007, is shown in the tables below:

Contractual Cash Obligations	2008	2009-2010	2011-2012	After 2012	Total
	(in millions)
Loans payable	$13	$—	$—	$—	$13
Long-term debt and capital lease obligations(1)	182	184	129	1,540	2,035
Operating leases	50	68	32	30	180
Capital expenditures	584	1,166	949	409	3,108
Purchase commitments for inventory	573	1	1	1	576
Other purchase commitments	136	53	17	1	207
Joint venture funding commitments(2)	9	26	—	—	35
Pension funding(3)	100	—	—	—	100
Other postretirement benefits	53	108	106	228	495

Total	$1,700	$1,606	$1,234	$2,209	$6,749

(1)
Includes principal payments and expected interest payments based on the terms of the obligations.

(2)
In January of 2008, we invested $20 million in two joint ventures that were not commitments at December 31, 2007.

(3)
Our minimum required pension funding in the U.S. is zero and approximately $20 million to $25 million in the U.K. for 2008.

        The contractual obligations reported above exclude our unrecognized tax benefits of $49 million, all of which is non-current, as of December 31, 2007. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 4 to the Consolidated Financial Statements for further details.

Other Commercial Commitments	2008	2009-2010	2011-2012	After 2012	Total
	(in millions)
Standby letters of credit under revolving credit agreement	$33	$—	$—	$—	$33
International and other domestic letters of credit	40	4	—	—	44
Performance and excise bonds	32	16	2	1	51
Other guarantees	2	1	—	1	4

Total	$107	$21	$2	$2	$132

OFF BALANCE SHEET FINANCING

Sale of Accounts Receivable

        In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. In July 2007, we amended the agreement to extend the facility until July 2010, and raised the purchase limitation from $200 million to $400 million. The agreement also provides us with an option to increase the purchase limitation up to $500 million upon approval. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in "Receivables, net" on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $400 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility. As of December 31, 2007 and 2006, there were no amounts outstanding under this program.

Financing Arrangements for Related Parties

        In accordance with the provisions of various joint venture agreements, we may purchase and/or sell products and components from/to the joint ventures and the joint ventures may sell products and components to unrelated parties. The transfer price of products purchased from the joint ventures may differ from normal selling prices. Certain joint venture agreements transfer product to us at cost, some transfer product to us on a cost-plus basis and other agreements provide for the transfer of products at market value.

        We purchase significant quantities of mid-range diesel and natural gas engines, components and service parts from CDC, a general partnership that was formed in 1980 with J. I. Case (Case) to jointly fund engine development and manufacturing capacity. Cummins and Case (now CNH Global N.V.) are general partners and each partner shares 50 percent ownership in CDC. Under the terms of the agreement, CDC is obligated to make its entire production of diesel engines and related products available solely to the partners. Each partner is entitled to purchase up to one-half of CDC's actual production and a partner may purchase in excess of one-half of actual production to the extent productive capacity is available beyond the other partner's purchase requirement. The partners are each obligated, unconditionally and severally, to purchase annually at least one engine or engine kit produced by CDC, provided a minimum of one engine or engine kit is produced. The transfer price of CDC's engines to the partners must be sufficient to cover its manufacturing cost in such annual accounting period, including interest and financing expenses, but excluding depreciation expense (other than Scheduled Depreciation Expense as defined in the agreement). In addition, each partner is obligated to contribute one-half of the capital investment required to maintain plant capacity and each partner has the right to invest unilaterally in plant capacity, which additional capacity is available to the other partner for a fee. To date, neither partner has made a unilateral investment in plant capacity at CDC.

        We are not a guarantor of any of CDC's obligations or commitments. However, we are required as a partner to provide up to 50 percent of CDC's base working capital as defined by the agreement. The amount of base working capital is calculated each quarter and if supplemental funding greater than the base working capital amount is required, the amount is funded through third-party financing arranged by CDC, or we may elect to fund the requirement, although we are under no obligation to do so. To date, when supplemental funding is required above the base working capital amount, we have elected to provide that funding to CDC. If the amount of supplemental funding required is less than the base working capital amount, it is funded equally by the partners. Excess cash generated by CDC is remitted to Cummins until CDC's working capital amount is reduced to the base working capital amount. Any further cash remittances from CDC to the partners are shared equally by the partners.

        Under the provisions of FIN 46R, CDC and another engine manufacturing entity jointly owned and operated by us are considered VIEs and we are deemed the primary beneficiary of these VIEs by virtue of our pricing arrangements with them and substantial product purchases from them. As a result, we consolidate the assets and liabilities of CDC and the other engine manufacturer into our Consolidated Financial Statements. For a further discussion of the impact of adopting FIN 46R, see Note 3 to the Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

        A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements of this annual report which discusses accounting policies that we have selected from acceptable alternatives. There were no accounting policies adopted during 2007 that had a material impact on our financial condition or results of operations.

        Our Consolidated Financial Statements are prepared in accordance with GAAP which often requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts presented and disclosed in the financial statements. Our management reviews these estimates and assumptions based on historical experience, changes in business conditions and other relevant factors they believe to be reasonable under the circumstances. In any given reporting period, our actual results may differ from the estimates and assumptions used in preparing our Consolidated Financial Statements.

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

Warranty Programs

        We estimate and record a liability for warranty programs, primarily base warranty and other than product recalls, at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the time of failure. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a factor based upon historical experience only in the first year, a blend of actual product and historical experience in the second year and product specific experience thereafter. Note 12 to the Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2007 and 2006 including adjustments to pre-existing warranties.

Accounting for Income Taxes

        We determine our provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2007, we recorded net deferred tax assets of $543 million. These assets include $39 million for the value of tax loss and credit carryforwards. A valuation allowance of $24 million has been recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 4 to the Consolidated Financial Statements.

Pension Benefits

        We sponsor a number of pension plans primarily in the U.S. and the U.K. and to a lesser degree in various other countries. In the U.S. and the U.K. we have several major defined benefit plans that are separately funded. We account for our pension programs in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," (SFAS 87) and SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132 (R)" (SFAS 158). SFAS 87 requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our Consolidated Financial Statements in the future. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. We adopted SFAS 158, except for the measurement date change, as required on December 31, 2006. We will adopt the measurement date change effective January 1, 2008.

        The expected long-term return on plan assets is used in calculating the net periodic pension expense. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations and is generally applied to a 5-year average market value of return. The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, real estate and other miscellaneous investments. The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic expense over five years. The table below sets forth the expected return assumptions used to develop our pension expense for the period 2005-2007 and our expected rate for 2008.

Long-Term Expected Return Assumptions

	2008	2007	2006	2005
U.S. Plans	8.25%	8.50%	8.50%	8.50%
Non-U.S. Plans	7.25%	7.24%	7.24%	7.56%

        A lower expected rate of return will increase our net periodic pension expense and reduce profitability.

        The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and, under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation (PBO), amortized over future years of service. This is also true of changes to actuarial assumptions. As of December 31, 2007, we had net pension actuarial losses of $341 million and $226 million for the U.S. and non-U.S. pension plans, respectively. Under SFAS 158, the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. As these amounts exceed 10 percent of our PBO, the excess is amortized over the average remaining service lives of participating employees.

        The table below sets forth the net periodic pension expense for the period 2005-2007 and our expected expense for 2008.

	2008	2007	2006	2005
Pension Expense (in millions)	$72	$98	$120	$103

        The decrease in periodic pension expense in 2007 and 2008 is due to higher expected returns on assets driven by the significant pension contributions we made in 2006 and 2007. In addition, our expense is expected to decline as the amortization of prior investment losses begins to be replaced with the amortization of prior investment gains. Another key assumption used in the development of the net periodic pension expense is the discount rate. The discount rates used to develop our net periodic pension expense are set forth in the table below.

Discount Rates

	2008	2007	2006	2005
U.S. Plans	6.10%	5.60%	5.60%	5.75%
Non-U.S. Plans	5.80%	4.96%	4.95%	5.30%

        Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension expense calculation.

        The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in EITF D-36 which suggests a high-quality corporate bond rate. We used bond information provided by Standard & Poors for the U.S. and iBoxx for the U.K. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were high-quality, non-callable bonds (AA- or better) as of November 30, 2007. The average yield of this hypothetical bond portfolio was used as the benchmark for determining the discount rate to be used to value the obligations of the plans subject to SFAS 87 and SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions."

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

        The table below sets forth the estimated impact on our 2008 net periodic pension expense relative to a change in the discount rate and a change in the expected rate of return on plan assets.

Impact on Pension Expense Increase (Decrease)
Millions
Discount rate used to value liabilities:
0.25 percent increase	$(7.5)
0.25 percent decrease	7.6
Expected rate of return on assets:
1 percent increase	(28.4)
1 percent decrease	28.2

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

        Based upon our target asset allocations it is anticipated that our U.S. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 7.9 percent approximately 50 percent of the time while returns of 9.5 percent or greater are anticipated 25 percent of the time. Our three-year average rate of return has exceeded 10.0 percent in each of the last three years. As a result, based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 8.25 percent per year for U.S. pension assets is reasonable. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2007 and 2006 and target allocation for 2008 are as follows:

		Percentage of Plan Assets at December 31,
Investment description	Target Allocation 2008
		2007	2006
Equity securities	60-80%	63.5%	62.7%
Fixed income	23-33%	32.3%	33.4%
Real estate/Other	3-7%	4.2%	3.9%

Total		100.0%	100.0%

        Actual cash funding for our pension plans is governed by employee benefit and tax laws and the Pension Protection Act of 2006 ("the Act"). The Act extends the use of an average corporate bond rate for determining current liabilities for funding purposes. Among its many provisions, the Act establishes a 100 percent funding target for plan years beginning after December 31, 2007. Our funding strategy is to make contributions to our various qualified plans in accordance with statutory funding requirements and any additional contributions we determine are appropriate. The table below sets forth our pension contributions for the period 2006-2007 and our expected range of contributions for 2008.

	2008	2007	2006
Contributions (in millions)	$95-105	$250	$266

        Contributions beyond 2008 will depend on the funded status of our plans at that time in relation to the targeted funding established under the Act.

        Our qualified pension plans in the U.S. and outside the U.S. were over-funded at December 31, 2007, by a total of $205 million due to our funding strategy and pension trust asset performance. We have under-funded plans of $146 million at December 31, 2007, which are primarily non-qualified plans in the U.S.

        Under SFAS 158, the actuarial gains and losses and prior service costs (credits) are recognized and recorded in accumulated other comprehensive loss. Reductions in these amounts increased our shareholders' equity by $132 million (after tax and minority interest) in 2007. The reductions resulted from strong plan asset performance and significant pension contributions in 2007 and the past several years.

        Note 11 to the Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.

Annual Assessment for Recoverability of Goodwill

        Under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), the carrying value of goodwill is reviewed annually. The fair value of each reporting unit was estimated by discounting the future cash flows less requirements for working capital and fixed asset additions. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate its weighted-average cost of capital for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. As of the end of the third quarter in 2007, we performed the annual impairment assessment required by SFAS 142 and determined that our goodwill was not impaired. At December 31, 2007, our recorded goodwill was $365 million. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R). This standard requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. We implemented the revised standard in the first quarter of 2006. Prior to January 1, 2006, we accounted for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. SFAS 123R also requires prospective presentation of the "Excess tax benefits on stock-based awards" as a financing activity rather than an operating activity in our Consolidated Statements of Cash Flows. See Note 16 to the Consolidated Financial Statements for the impact that the adoption of this standard had on our Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. In addition, SFAS 158 requires companies to measure plan assets and liabilities as of the end of a fiscal year rather than a date within 90 days of the end of the fiscal year. We adopted SFAS 158 effective December 31, 2006, except for the change in measurement date provisions, which are not effective until 2008. Total assets, total liabilities, minority interests and total shareholders' equity were impacted in the following manner. Total assets increased by approximately $11 million, total liabilities increased by approximately $106 million, minority interests decreased by approximately $1 million and shareholders' equity decreased by approximately $94 million. The adoption of SFAS 158 did not impact compliance with any of our financial covenants. See Note 11 to the Consolidated Financial Statements for further information regarding the impact that the adoption of this standard had on our Consolidated Financial Statements.

        In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of FIN 48, effective January 1, 2007, did not have a material effect on our Consolidated Financial Statements. See Note 4 to the Consolidated Financial Statements for further information regarding the adoption of this standard.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We will adopt SFAS 157 effective January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our Consolidated Financial Statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequently unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not expect to elect the fair value methodology under SFAS 159 for any of our financial instruments, thus the adoption of SFAS 159 will not impact our Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R), which is effective for fiscal years beginning after December 15, 2008. SFAS 141R makes significant changes to both the accounting and disclosures related to the acquisition of a business and could materially impact how we account for future business combination transactions. Because the standard will only impact transactions entered into after January 1, 2009, SFAS 141R will not impact our consolidated financial statements upon adoption.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. For Cummins, the most significant impact of the standard, at adoption, will be to reclass our minority interests ($293 million at December 31, 2007) to be included as a part of equity, which may affect certain performance and equity ratios. We are currently evaluating the potential additional impact that SFAS 160 may have on our Consolidated Financial Statements.

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

        The following describes our risk exposures and provides results of sensitivity analysis performed as of December 31, 2007. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

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

        As of December 31, 2007, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $59 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 18 to the Consolidated Financial Statements).

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

        In November 2005, we entered into an interest rate swap to effectively convert our $250 million, due in 2028 debt from a fixed rate of 7.125% to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

COMMODITY PRICES

        We are also exposed to fluctuations in commodity prices through the purchase of raw materials as well as contractual agreements with component suppliers. To reduce the effect of raw material price changes for select commodities, we periodically enter into commodity forward contracts with designated banks to hedge a portion of our anticipated raw material purchases.

        As of December 31, 2007, the potential gain or loss related to the outstanding commodity forward contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, was $16 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the forward contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 18 to the Consolidated Financial Statements).

Item 8.    Financial Statements and Supplementary Data

        See Item 15 (a) for an index to the Consolidated Financial Statements.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (2) accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

        There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2007. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the Company's financial statements included in this annual report and has issued an attestation report on the Company's internal control over financial reporting which appears herewith in this Form 10-K.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by Item 10 relating to identification of directors is incorporated by reference from "Election of Directors" in our Proxy Statement. Except as otherwise specifically incorporated by reference, the Proxy Statement is not deemed to be filed as part of this report.

        Following are the names and ages of the executive officers of Cummins Inc., their positions with us as of January 31, 2008, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Theodore M. Solso (60)	Chairman of the Board of Directors and Chief Executive Officer (2000)
F. Joseph Loughrey (58)	Director, President and Chief Operating Officer (2005)	Executive Vice President and President—Engine Business (1999-2005)
Jean S. Blackwell (53)	Executive Vice President—Chief Financial Officer (2005)	Vice President—Chief Financial Officer and Chief of Staff (2003-2005),Vice President—Cummins Business Services (2001-2003)
Steven M. Chapman (53)	Group Vice President—Emerging Markets and Businesses (2005)	Vice President—International and President International Distributor Business (2002)
Richard J. Freeland (50)	Vice President and President—Worldwide Distribution Business (2005)	Vice President and General Manager—PowerCare and Distribution (2004-2005), Vice President and General Manager—Fuel Systems Business and Purchasing (2001-2004)
Mark R. Gerstle (52)	Vice President—Corporate Quality and Chief Risk Officer (2005)	Vice President—Corporate/Cummins Business Services and Corporate Quality (2004-2005), Vice President—Operations, Filtration Business Unit (2001-2004)
Richard E. Harris (55)	Vice President—Treasurer (2003)	Previously Assistant Treasurer for Compaq Computer Corporation
Marsha L. Hunt (44)	Vice President—Corporate Controller (2003)	Previously Assistant Controller and Director of Accounting for Corning Incorporated (2000-2003)
James D. Kelly (55)	Vice President and President—Engine Business (2005)	Vice President and General Manager—Midrange and Heavy-Duty Engine Business (2004-2005), Vice President and General Manager—Midrange Engine Business (2001-2004)

N. Thomas Linebarger (45)	Executive Vice President and President Cummins Power Generation (2005)	Vice President and President Cummins Power Generation (2003-2005),Vice President and Chief Financial Officer (2000-2003)
Rick J. Mills (59)	Vice President and President Components Group (2005)	Vice President and President—Filtration Business (2000-2005)
Marya M. Rose (45)	Vice President—General Counsel and Corporate Secretary (2001)
John C. Wall (56)	Vice President—Chief Technical Officer (2000)

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

Item 13.    Certain Relationships and Related Transactions

        The information in the Proxy Statement under the caption "The Board of Directors and Its Committees," "Executive Compensation" and "Other Transactions and Agreements with Directors and Officers" is incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference from the information under the caption "Selection of Independent Public Accountants" in the Proxy Statement.

Item 15. Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this report:

(1)
Index to Financial Statements

•
Management's Report to Shareholders (pp. 69-70)

•
Report of Independent Registered Public Accounting Firm (pp. 71)

•
Consolidated Statements of Earnings (p. 72)

•
Consolidated Balance Sheets (p. 73)

•
Consolidated Statements of Cash Flows (p. 74)

•
Consolidated Statements of Shareholders' Equity (p. 75)

•
Notes to Consolidated Financial Statements (pp. 76-120)

    •
    Selected Quarterly Financial Data (pp. 120)

(b)
Exhibit Index (pp. 123-124)

MANAGEMENT'S REPORT TO SHAREHOLDERS

Management's Report on Financial Statements and Practices

        The accompanying consolidated financial statements of Cummins Inc, (the "Company") were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best judgments and estimates. The other financial information included in the annual report is consistent with that in the financial statements.

        Management also recognizes its responsibility for conducting the Company's affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in key policy statements issued from time to time regarding, among other things, conduct of its business activities within the laws of the host countries in which the Company operates, within The Foreign Corrupt Practices Act and potentially conflicting interests of its employees. The Company maintains a systematic program to assess compliance with these policies.

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive compliance process to evaluate its internal control over financial reporting across the enterprise.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company's consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        The Company's internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

        Management assessed the effectiveness of the Company's internal control over financial reporting and concluded it was effective as of December 31, 2007. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the Company's financial statements included in this annual report and has issued an attestation report on the Company's internal control over financial reporting which appears herewith in this Form 10-K.

Officer Certifications

        Please refer to Exhibits 31(a) and 31(b) attached to this report for certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

/s/ THEODORE M. SOLSO Chairman and Chief Executive Officer	/s/ JEAN S. BLACKWELL Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cummins Inc.:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in "Management's Report on Internal Control over Financial Reporting" appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As described in Note 4, Income Taxes, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109."

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PRICEWATERHOUSECOOPERS LLP

Indianapolis, Indiana
February 26, 2008

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,
	2007	2006	2005
	Millions (except per share amounts)
Net sales (includes related party sales of $1,816, $1,431 and $1,213)	$13,048	$11,362	$9,918
Cost of sales	10,492	8,897	7,874

Gross margin	2,556	2,465	2,044
Operating expenses and income
Selling and administrative expenses	1,296	1,153	1,003
Research and engineering expenses	329	321	278
Investee equity, royalty and other income (Note 2)	205	140	131
Other operating income, net	22	—	—

Operating earnings	1,158	1,131	894
Interest income	36	47	24
Interest expense (Note 10)	58	96	109
Other income (expense), net	33	1	(11)

Earnings before income taxes and minority interests	1,169	1,083	798
Provision for income taxes (Note 4)	381	324	216
Minority interests in earnings of consolidated subsidiaries	49	44	32

Net earnings	$739	$715	$550

Earnings per common share (Note 17)
Basic	$3.72	$3.76	$3.11
Diluted	$3.70	$3.55	$2.75

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	Millions, (except par value)
ASSETS
Current assets
Cash and cash equivalents	$577	$840
Marketable securities (Note 5)	120	95
Receivables, net (includes related party receivables of $244 and $180)	1,998	1,767
Inventories (Note 6)	1,692	1,393
Deferred income taxes (Note 4)	276	277
Prepaid expenses and other current assets	152	116

Total current assets	4,815	4,488
Long-term assets
Property, plant and equipment, net (Note 7)	1,645	1,574
Investments in and advances to equity investees (Note 2)	514	345
Goodwill (Note 8)	365	356
Other intangible assets, net (Note 8)	173	128
Deferred income taxes (Note 4)	271	433
Other assets	412	141

Total assets	$8,195	$7,465

LIABILITIES
Current liabilities
Short-term borrowings (Note 10)	$119	$164
Accounts payable	1,263	1,104
Other accrued expenses (Note 9)	1,329	1,131

Total current liabilities	2,711	2,399
Long-term liabilities
Long-term debt (Note 10)	555	647
Pensions (Note 11)	140	367
Postretirement benefits other than pensions (Note 11)	493	523
Other liabilities and deferred revenue	594	473

Total liabilities	4,493	4,409

Commitments and contingencies (Note 13)	—	—
MINORITY INTERESTS (Note 14)	293	254

SHAREHOLDERS' EQUITY (Note 15)
Common stock, $2.50 par value, 300 shares authorized, 220.4 and 220.0 shares issued	551	137
Additional paid-in capital	1,168	1,500
Retained earnings	2,660	2,009
Accumulated other comprehensive loss
Defined benefit postretirement plans	(378)	(511)
Other	91	(15)

Total accumulated other comprehensive loss	(287)	(526)

Treasury stock, at cost, 18.2 and 11.6 shares	(593)	(212)
Common stock held in trust for employee benefit plans, 6.5 and 7.6 shares	(79)	(92)
Unearned compensation	(11)	(14)

Total shareholders' equity	3,409	2,802

Total liabilities, minority interests and shareholders' equity	$8,195	$7,465

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006	2005
	Millions
Cash flows from operating activities
Net earnings	$739	$715	$550
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	290	296	295
Net (gain) loss on disposal of property, plant and equipment	(12)	5	4
Gains from the sale of businesses	(10)	(9)	—
Deferred income tax provision	60	139	124
Equity in earnings of investee, net of dividends	(75)	(38)	7
Minority interests in earnings of consolidated subsidiaries	49	44	32
Pension expense (Note 11)	98	120	103
Pension contributions	(250)	(266)	(151)
Other post-retirement benefits expense, net of cash payments	(28)	(35)	(21)
Stock-based compensation expense (Note 16)	28	18	16
Excess tax benefits on stock-based awards	—	—	7
Translation and hedging activities	(24)	(26)	11
Changes in current assets and liabilities, net of acquisitions and dispositions:
Receivables	(203)	(301)	(309)
Inventories	(255)	(158)	(187)
Other current assets	(34)	(4)	(9)
Accounts payable	136	149	108
Accrued expenses	206	123	110
Changes in long-term liabilities	95	23	88
Other, net	—	45	(18)

Net cash provided by operating activities	810	840	760

Cash flows from investing activities
Capital expenditures	(353)	(249)	(186)
Investments in internal use software	(67)	(52)	(39)
Proceeds from disposals of property, plant and equipment	44	49	21
Investments in and advances to equity investees	(66)	(18)	(13)
Acquisitions of businesses, net of cash acquired	(20)	(2)	(2)
Proceeds from the sale of businesses	35	24	—
Investments in marketable securities—acquisitions	(405)	(303)	(123)
Investments in marketable securities—liquidations	395	273	126
Purchase of other investments	(57)	—	—
Other, net	(21)	1	4

Net cash used in investing activities	(515)	(277)	(212)

Cash flows from financing activities
Proceeds from borrowings	15	94	84
Payments on borrowings and capital lease obligations	(144)	(400)	(378)
Net borrowings under short-term credit agreements	(12)	(3)	2
Distributions to minority shareholders	(18)	(20)	(18)
Dividend payments on common stock	(89)	(66)	(56)
Proceeds from issuing common stock	4	9	30
Repurchases of common stock	(335)	(121)	(38)
Excess tax benefits on stock-based awards	11	6	—
Other, net	(8)	(7)	2

Net cash used in financing activities	(576)	(508)	(372)

Effect of exchange rate changes on cash and cash equivalents	18	6	(8)
Net (decrease) increase in cash and cash equivalents	(263)	61	168

Cash and cash equivalents at beginning of year	840	779	611

Cash and cash equivalents at end of year	$577	$840	$779

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY

	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Treasury Stock	Common Stock Held in Trust	Unearned Compensation	Total Shareholders' Equity
	Millions
Balance at December 31, 2004	$121	$1,167	$866	$(540)		$(88)	$(104)	$(21)	$1,401

Comprehensive income:
Net earnings			550						550
Other comprehensive income (loss):
Unrealized gain on marketable securities				2					2
Unrealized loss on derivatives				(2)					(2)
Foreign currency translation adjustments				(39)					(39)
Minimum pension liability adjustments				(24)					(24)

Total comprehensive income									487

Issuance of shares		9				25			34
Acquisition of shares						(38)			(38)
Cash dividends on common stock			(56)						(56)
Stock option exercises		12							12
Other shareholder transactions		13					7	4	24

Balance at December 31, 2005	121	1,201	1,360	(603)		(101)	(97)	(17)	1,864

Comprehensive income:
Net earnings			715						715
Other comprehensive income (loss):
Unrealized loss on marketable securities				(1)					(1)
Unrealized gain on derivatives				7					7
Foreign currency translation adjustments				63					63
Minimum pension liability adjustments				102					102

Total comprehensive income									886

Issuance of shares	1	10				10			21
Acquisition of shares						(121)			(121)
Cash dividends on common stock			(66)						(66)
Stock option exercises		1							1
Adjustment to initially apply SFAS No. 158				(94)					(94)
Debt conversion	15	276							291
Other shareholder transactions		12					5	3	20

Balance at December 31, 2006	137	1,500	2,009	(526)		(212)	(92)	(14)	2,802

Comprehensive income:
Net earnings			739						739
Other comprehensive income (loss):
Unrealized gain on marketable securities				4					4
Unrealized loss on derivatives				(5)					(5)
Foreign currency translation adjustments				107					107
Change in pensions and other postretirement defined benefit plans				133					133

Total comprehensive income									978

Issuance of shares	1	8				6			15
Stock splits (Note 17)	413	(413)							—
Employee benefits trust activity (Note 15)		52				(52)	13		13
Acquisition of shares						(335)			(335)
Cash dividends on common stock			(89)						(89)
Stock option exercises		1							1
Other shareholder transactions		20	1					3	24

Balance at December 31, 2007	$551	$1,168	$2,660	$(287	)(1)	$(593)	$(79)	$(11)	$3,409

(1)
Comprised of defined benefit postretirement plans of $(378) million, foreign currency translation adjustments of $82 million, unrealized gain on marketable securities of $6 million and unrealized gain on derivatives of $3 million.

The accompanying notes are an integral part of the consolidated financial statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Cummins Inc. ("Cummins," "the Company," "the registrant," "we," "our," or "us") is a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana. We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

Principles of Consolidation

        Our Consolidated Financial Statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries where our ownership is more than 50 percent of common stock except for majority-owned subsidiaries that are considered Variable Interest Entities (VIEs) where we are not deemed the primary beneficiary. In addition, we also consolidate, regardless of our ownership percentage, VIEs for which we are deemed to be the primary beneficiary. Intercompany balances and transactions are eliminated in consolidation. Where our ownership interest is less than 100 percent, the minority ownership interests are reported in our Consolidated Balance Sheets. The minority ownership interest in our earnings, net of tax, is classified as "Minority interests in earnings of consolidated subsidiaries" in our Consolidated Statements of Earnings.

        Certain amounts for 2006 and 2005 have been reclassified to conform to the 2007 classifications. All share amounts and per share amounts have been adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008.

Investments in Equity Investees

        We use the equity method to account for our investments in joint ventures, affiliated companies and alliances in which we have the ability to exercise significant influence, generally represented by common stock ownership or partnership equity of at least 20 percent but not more than 50 percent. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in earnings or losses after the date of acquisition. Investment amounts in excess of our share of an investee's assets are amortized over the life of the related asset creating the excess. If the excess is goodwill, then it is not amortized. Equity in earnings or losses of each investee is recorded according to our level of ownership; if losses accumulate, we record our share of losses until our investment has been fully depleted. If our investment has been fully depleted, we recognize additional losses only when we are the primary funding source. We eliminate (to the extent of our ownership percentage) in our Consolidated Financial Statements the profit in inventory held by our equity method investees that has not yet been sold to a third-party. Our investments are classified as "Investments in and advances to equity investees" in our Consolidated Balance Sheets. Our share of the results from joint ventures, affiliated companies and alliances is reported in our Consolidated Statements of Earnings as "Investee equity, royalty and other income."

Use of Estimates in the Preparation of the Financial Statements

        Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, restructuring costs, income taxes and deferred tax valuation allowances, lease classification, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

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

        Foreign currency transaction gains and losses are included in current net earnings. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies, we remeasure inventory, property, plant and equipment balances and the related earnings statement using historical exchange rates. We include the resulting gains and losses, including the effect of derivatives, net of tax, in the Consolidated Statements of Earnings, which combined with transaction gains and losses amounted to a net gain of $28 million in 2007, a net gain of $11 million in 2006 and a net loss of $6 million in 2005.

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Income Tax Accounting

        We determine our income tax provision using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We also recognize future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. Our deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We measure deferred tax assets and liabilities using enacted tax rates in effect for the year in which we expect to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken. During interim reporting periods our income tax provision is based upon the estimated annual effective tax rate of those taxable jurisdictions where we conduct business.

Cash and Cash Equivalents

        Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.

Statement of Cash Flows—Supplemental Disclosures

        During 2007, 2006 and 2005 cash payments for income taxes, net of refunds, were $294 million, $165 million and $95 million, respectively. During 2007, 2006 and 2005 cash payments for interest, net of capitalized interest, were $57 million, $100 million and $114 million, respectively.

        During 2006, we incurred capital lease obligations of $58 million primarily due to the lease extension on the corporate headquarters building and computer equipment leases.

Marketable Securities

        We account for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." We determine the appropriate classification of all marketable securities as "held-to-maturity, "available-for-sale" or "trading" at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2007 and 2006, all of our investments were classified as available-for-sale.

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See Note 5 for a detailed description of our investments in marketable securities.

Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount, which approximates fair value, and generally do not bear interest. We have a trade receivables sales program, which is more fully discussed in Note 20, which allows us to sell, without recourse, an interest in a pool of our trade receivables to a financial institution as necessary. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The activity in our allowance for doubtful accounts is as follows:

	December 31,
	2007	2006	2005
	Millions
Balance, beginning of year	$11	$16	$15
Provision for bad debts	7	3	8
Write-offs	(7)	(8)	(6)
Other	1	—	(1)

Balance, end of year	$12	$11	$16

Inventories

        Our inventories are stated at the lower of cost or net realizable value. At December 31, 2007 and 2006, approximately 21 percent and 20 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process.

Property, Plant and Equipment

        We record property, plant and equipment at cost. We depreciate the cost of the majority of engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. We depreciate the cost of all other equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and three to 20 years for machinery, equipment and fixtures. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $256 million, $266 million and $260 million for the years ended December 31, 2007, 2006 and 2005, respectively.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill

        Goodwill represents the excess of purchase price paid over the fair value of net assets acquired in a business combination accounted for as a purchase. As required by SFAS No. 142, "Goodwill and Other Intangibles" (SFAS 142), we no longer amortize goodwill but rather evaluate it for impairment on an annual basis, or more often if events or circumstances change that could cause goodwill to become impaired. We have allocated our goodwill to reporting units for purposes of performing annual impairment tests. See Note 8 for a further discussion about goodwill.

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

Warranty

        We charge the estimated costs of warranty programs, other than product recalls, to earnings at the time products are shipped to customers. We use historical experience of warranty programs to estimate the remaining liability for our various warranty programs. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. At December 31, 2007, we had $19 million of receivables related to estimated supplier recoveries of which $9 million was included in "Receivables, net" and $10 million was included in "Other assets" on our Consolidated Balance Sheets. At December 31, 2006, we had $23 million of receivables related to estimated supplier recoveries of which $16 million was included in "Receivables, net" and $7 million was included in "Other assets" on our Consolidated Balance Sheets.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In addition, we sell extended warranty coverage on most of our engines. The revenue collected is initially deferred and is recognized as revenue in proportion to the costs expected to be incurred in performing services over the contract period. We compare the remaining deferred revenue balance quarterly to the estimated amount of future claims under extended warranty programs and provide an additional accrual when the deferred revenue balance is less than expected future costs.

Shipping and Handling Costs

        Our shipping and handling costs are expensed as incurred. Those shipping and handling costs associated with operations of our inventory distribution centers and warehouse facilities were previously classified as "Selling and administrative expenses" in our Consolidated Statements of Earnings. In accordance with Emerging Issues Task Force (EITF) Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs," we previously disclosed the amount of these shipping and handling costs that were included as "Selling and administrative expenses" in the notes to our Consolidated Financial Statements. Beginning January 1, 2007, we revised our accounting policy and all shipping and handling costs are now classified as "Cost of sales." This presentation is more consistent with current industry practice. For purposes of comparability, the $130 million and $142 million previously classified as "Selling and administrative expenses" for the years ended 2006 and 2005 have been adjusted retrospectively to apply the new method. This change had no impact on operating earnings, net earnings, or earnings per share.

Research and Development

        Our research and engineering program is focused on product improvements, innovations and cost reductions for our customers. We expense research and development expenditures, net of contract reimbursements, when incurred. Research and development expenses, net of contract reimbursements, were $318 million in 2007, $312 million in 2006 and $271 million in 2005. Contract reimbursements were $52 million in 2007, $40 million in 2006 and $55 million in 2005.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R). This standard requires financial statement recognition of compensation cost related to share-based payment transactions. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. We implemented the revised standard in the first quarter of 2006. Prior to January 1, 2006, we accounted for stock-based employee awards issued after December 31, 2002, using the fair value method preferred by SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS 123R requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. SFAS 123R also requires prospective presentation of the "Excess tax benefits on stock-based awards" as a financing activity rather than an operating activity in our Consolidated Statements of Cash Flows. See Note 16 for the impact that the adoption of this standard had on our Consolidated Financial Statements.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Plans and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)" (SFAS 158), which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. In addition, SFAS 158 requires companies to measure plan assets and liabilities as of the

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

end of a fiscal year rather than a date within 90 days of the end of the fiscal year. We adopted SFAS 158 effective December 31, 2006, except for the change in measurement date provisions which are not effective until 2008. Total assets, total liabilities, minority interests and total shareholders' equity were impacted in the following manner. Total assets increased by approximately $11 million, total liabilities increased by approximately $106 million, minority interests decreased by approximately $1 million and shareholders' equity decreased by approximately $94 million. The adoption of SFAS 158 did not impact compliance with any of our financial covenants. See Note 11 for further information regarding the impact that the adoption of this standard had on our Consolidated Financial Statements.

        In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" (FIN 48), which prescribes a recognition threshold and measurement process for recording in the financial statements, uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The adoption of FIN 48, effective January 1, 2007, did not have a material effect on our Consolidated Financial Statements. See Note 4 for further information regarding the adoption of this standard.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. We will adopt SFAS 157 effective January 1, 2008. We do not expect the adoption of SFAS 157 to have a material impact on our Consolidated Financial Statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (SFAS 159), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequently unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We do not expect to elect the fair value methodology under SFAS 159 for any of our financial instruments, thus the adoption of SFAS 159 will not impact our Consolidated Financial Statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" (SFAS 141R), which is effective for fiscal years beginning after December 15, 2008. SFAS 141R makes significant changes to both the accounting and disclosures related to the acquisition of a business and could materially impact how we account for future business combination transactions. Because the standard will only impact transactions entered into after January 1, 2009, SFAS 141R will not impact our consolidated financial statements upon adoption

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements" (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. For Cummins, the most significant impact of the standard, at adoption, will be to reclass our minority interests ($293 million at December 31, 2007) to be included as a part of equity, which may affect certain performance and equity ratios. We are currently evaluating the potential additional impact that SFAS 160 may have on our Consolidated Financial Statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS IN EQUITY INVESTEES AND RELATED PARTY TRANSACTIONS

        Investments in and advances to equity investees and our ownership percentage is as follows:

		December 31,
	Ownership %	2007	2006
		Millions
Dongfeng Cummins Engine Co. Ltd.	50%	$121	$74
North American distributors	30% - 50%	80	45
European Engine Alliance	33%	62	59
Tata Cummins Ltd.	50%	43	30
Beijing Foton Cummins Engine Company Limited	50%	35	—
Chongqing Cummins Engine Company Limited	50%	33	33
Komatsu alliances	20% - 50%	27	26
Cummins-Scania XPI Manufacturing, LLC	50%	22	9
Shanghai Fleetguard Filter Co., Ltd.	50%	15	13
Other	Various	76	56

Total		$514	$345

        We have approximately $231 million in our investment account at December 31, 2007, that represents cumulative undistributed earnings in our equity investees. Summary financial information for our equity investees and alliances is as follows:

	As of and for the years ended December 31,
	2007	2006	2005
	Millions
Net sales	$5,716	$4,224	$3,216
Gross margin	1,320	954	725
Net earnings	451	296	243
Cummins share of net earnings	$192	$119	$109
Royalty and other income	13	21	22

Total investee equity, royalty and other income	$205	$140	$131

Current assets	$2,279	$1,585
Noncurrent assets	1,071	798
Current liabilities	(1,726)	(1,177)
Noncurrent liabilities	(442)	(407)

Net assets	$1,182	$799

Cummins share of net assets	$512	$327

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS IN EQUITY INVESTEES AND RELATED PARTY TRANSACTIONS (Continued)

        Our related party purchases included in "Cost of sales" in our Consolidated Statements of Earnings were $372 million, $272 million and $190 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        We purchase significant quantities of mid-range diesel and natural gas engines, components and service parts from Consolidated Diesel Company (CDC), a general partnership and consolidated VIE (see Note 3). The partnership was formed in 1980 with J. I. Case (Case) to jointly fund engine development and manufacturing capacity. Cummins and Case (now CNH Global N.V.) are general partners and each partner shares 50 percent ownership in CDC. Under the terms of the agreement, CDC is obligated to make its entire production of diesel engines and related products available solely to the partners. Each partner is entitled to purchase up to one-half of CDC's actual production; a partner may purchase in excess of one-half of actual production to the extent productive capacity is available beyond the other partner's purchase requirement. The partners are each obligated, unconditionally and severally, to purchase annually at least one engine or engine kit produced by CDC, provided a minimum of one engine or kit is produced. The transfer price of CDC's engines to the partners must be sufficient to cover its manufacturing cost in such annual accounting period, including interest and financing expenses, and excluding depreciation expense (other than Scheduled Depreciation Expense as defined in the agreement). In addition, each partner is obligated to contribute one-half of the capital investment required to maintain plant capacity and each partner has the right to invest unilaterally in plant capacity, which additional capacity can be utilized by the other partner for a fee. To date, neither partner has made a unilateral investment in plant capacity at CDC.

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

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS IN EQUITY INVESTEES AND RELATED PARTY TRANSACTIONS (Continued)

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

        We are contractually obligated to repurchase new engines, parts and components, special tools and signage from our North American distributors following an ownership transfer or termination of the distributor. In addition, in certain cases where we own a partial interest in a distributor, we are obligated to purchase the other equity holders' interests if certain events occur (such as the death of the distributor principal or a change in control of Cummins Inc.). The purchase price of the equity interests is determined based on the fair value of the distributor's assets. Outside of North America, repurchase obligations and practices vary by region. All distributors that are partially-owned are considered to be related parties in our Consolidated Financial Statements.

NOTE 3. VARIABLE INTEREST ENTITIES

        We consolidate certain VIEs if we are deemed to be the primary beneficiary, defined in FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities," (FIN 46R) as the entity that absorbs a majority of the VIEs' expected losses, receives a majority of the VIEs' expected residual returns, or both. We have variable interests in businesses accounted for under the equity method of accounting and certain North American distributors that are deemed VIEs and are subject to the provisions of FIN 46R.

        During 2001, we entered into a sale-leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment. The accounting for the original sale-leaseback transaction is discussed in Note 19. The financial institution created a grantor trust to act as the lessor in the arrangement. The financial institution owns 100 percent of the equity in the trust. The grantor trust has no assets other than the equipment and its rights to the lease agreement with us. On the initial sale, we received $125 million from the financial institution which was financed with $99 million of non-recourse debt and $26 million of equity. Our obligations to the grantor trust consist of the payments due under the lease and a $9 million guarantee of the residual value of the equipment. In addition, we have a fixed price purchase option that is exercisable on January 14, 2009, for approximately $35 million. We have determined that the grantor trust is a VIE under FIN 46R and due primarily to the existence of the residual value guarantee, we determined that we are the primary beneficiary of the VIE. As a result, we began consolidating the grantor trust as of December 31, 2003, even though we own none of its equity. As of December 31, 2007, the non-recourse debt had an outstanding balance of $49 million, the assets serving as collateral on this debt had a carrying amount of $38 million and the related noncontrolling interest in the VIE was $33 million.

        Consolidated Diesel Corporation (CDC) and Cummins Komatsu Engine Corporation (CKEC), are engine manufacturing entities jointly owned and operated by us and our equity partners. We were deemed the primary beneficiary of these VIEs due to the pricing arrangements of purchases and the substantial volume of purchases we made from these VIEs. Our arrangements with CDC are more fully

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. VARIABLE INTEREST ENTITIES (Continued)

described in Note 2. As of December 31, 2007, CDC has approximately $25 million of debt which is collateralized by substantially all of its inventory and fixed assets with a current book value of $48 million and $135 million, respectively. CKEC has no unsecured debt as of December 31, 2007. Creditors of these entities have no recourse to the general credit of Cummins.

        Results of these entities for the year ended December 31, 2007, are included in our Consolidated Statements of Earnings and a significant amount of their sales are eliminated in consolidation. The table below shows the increase in our assets and liabilities from consolidating these entities, after eliminating intercompany items, as of December 31, 2007:

Increase
Millions
Current assets	$106
Long-term assets	122
Current liabilities (including short-term debt of $25)	165
Long-term debt	—

        We also have variable interests in three North American distributors that were deemed to be VIEs in accordance with FIN 46R, but we were not deemed to be the primary beneficiary since we do not absorb a majority of the entity's expected losses. Our ownership percentage in these entities ranges from zero percent to 50 percent. For all three of the entities, our equity ownership represents our only variable interest in the entity and thus we would not be deemed the primary beneficiary.

        The principal business of the distributors is to sell Cummins engines and related service parts as well as provide repair and maintenance services on engines, including warranty repairs. Our maximum potential loss related to these three distributors as of December 31, 2007, consisted of our ownership interest totaling $24 million. Our involvement with these distributors as equity holders began in 2005, 2003 and 2002. Selected financial information for these distributors as of and for the year ended December 31, 2007, is as follows:

Millions
Total assets	$265
Total liabilities (including total debt of $54)	145
Revenues	745
Net earnings	57

        In June 2001, Cummins Capital Trust I (the "Trust"), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7 percent convertible quarterly income preferred securities ("preferred securities"). The total proceeds from the issuance of the preferred securities by the Trust were invested in $309 million aggregate principal amount of 7 percent convertible subordinated debentures (the "debentures") that we issued. The debentures were the sole assets of the Trust. The Trust qualified as a VIE under FIN 46R. We were not the primary beneficiary of the Trust and thus reported the debentures rather than the preferred securities as an obligation. On May 8, 2006, the Board of Directors approved our plan to redeem all of the 7 percent convertible quarterly income preferred securities. See Note 10 for information relating to this redemption.

        AVK/SEG is a German holding company that directly owned shares of AVK and SEG and was jointly owned by Cummins (50 percent) and other equity partners. AVK manufactures alternators and

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. VARIABLE INTEREST ENTITIES (Continued)

SEG manufactures power electronic components. We were deemed the primary beneficiary of this VIE due to the existence of a call/guarantee arrangement on an additional 13 percent ownership interest in the entity and our guarantee on portions of the entity's subordinated debt. During the second quarter of 2004, AVK/SEG was liquidated and its shares in AVK and SEG were distributed directly to us and the other equity partners. As a result of the liquidation, we owned 100 percent of AVK, 25 percent of SEG and our call/guarantee arrangement to obtain an additional ownership interest in SEG increased from 13 percent to 19 percent. This transaction was accounted for as an acquisition of a noncontrolling interest in AVK (via a nonmonetary exchange of shares) and was recorded at fair value, resulting in a nominal gain (less than $1 million after-tax). During 2005, we exercised our call option to purchase an additional 19 percent ownership in SEG. In addition, SEG failed to timely repay certain intercompany loans due to us which increased our ownership percentage by an additional 7 percent. As a result of these transactions, we owned 51 percent of SEG. During the fourth quarter of 2006, we sold our interest in SEG, therefore it is no longer consolidated in our Consolidated Financial Statements. The sale resulted in a pre-tax gain of approximately $9 million. Total assets of SEG were approximately $42 million at the date of the transaction and $39 million at December 31, 2005, which is less than 1 percent of our total assets at those dates. Total sales of SEG were approximately $51 million and $72 million, for the ten months ended October 31, 2006 and for the year ended December 31, 2005, respectively, which is less than 1 percent of our total net sales for these periods.

        In April 2004, Cummins Eastern Canada (CEC) acquired another Cummins distributor in Canada. The acquisition price of the distributor was $19 million ($18 million, net of cash acquired), which was funded by the addition of $15 million of debt and our additional $4 million equity investment. The additional equity contribution increased our ownership percentage in CEC to 67 percent (50 percent prior to the acquisition.) During the third quarter of 2004, we sold a 16 percent ownership interest in CEC to another equity holder by accepting a note. As a result of this sale, our ownership percentage in CEC was reduced from 67 percent to 51 percent. Immediately upon repayment of the loan, the equity holder had an option agreement to purchase an additional 1 percent ownership share from us. We also agreed with the other shareholders to maintain our voting interest at 50 percent. We do not have management or voting control over CEC. In accordance with FIN 46R, CEC was consolidated in our Consolidated Financial Statements due to our former 51 percent economic interest and deemed interest of 16 percent resulting from our financing of the other equity holder's purchase. As of December 31, 2006, CEC had approximately $23 million of debt which was collateralized by various current and fixed assets with a current book value of $62 million. Creditors of CEC have no recourse to the general credit of Cummins. On January 3, 2007, the equity holder repaid the balance due on the outstanding note of $3.3 million and exercised the purchase option on the additional 1 percent share for $0.3 million. The repayment of the loan and the exercise of the purchase option triggered a reassessment under FIN 46R, resulting in the deconsolidation of CEC. The results of CEC are no longer included in our Consolidated Financial Statements.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES

        The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
	2007	2006	2005
	Millions
Current:
U.S. federal and state	$137	$73	$2
Foreign	184	112	90

Total current	321	185	92

Deferred:
U.S. federal and state	1	128	130
Foreign	59	11	(6)

Total deferred	60	139	124

Provision for income taxes	$381	$324	$216

        A reconciliation of the income tax provision at the U.S. federal income tax rate of 35 percent to the actual effective tax rate is as follows:

	Years ended December 31,
	2007	2006	2005
	Millions
Earnings before income taxes and minority interests:
U.S. earnings	$391	$597	$424
Foreign earnings	778	486	374

	$1,169	$1,083	$798

U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal effect	1.4	3.1	1.6
Research tax credits	(1.3)	(1.4)	(1.7)
Export tax benefits	—	(1.4)	(2.5)
Differences in rates and taxability of foreign subsidiaries and joint ventures	(2.4)	(2.4)	(2.5)
Foreign repatriation tax incentive related to Jobs Act	—	—	(2.0)
Settlement of tax audits	—	(2.6)	(1.0)
All other, net	(0.1)	(0.4)	0.2

Effective tax rate	32.6%	29.9%	27.1%

        Except for the U.K. group, we provide for the additional taxes that would be due upon the dividend distribution of the earnings of our foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. The unremitted earnings of the U.K. group are considered to be permanently reinvested and the determination of the deferred tax liability, if any, that might be due should those earnings be distributed is not practicable. Earnings before income taxes include equity earnings of foreign joint ventures of $118 million, $78 million and $75 million for the years ended December 31, 2007, 2006, and 2005, respectively. These equity earnings are recorded net of foreign taxes. Additional U.S. income taxes of $18 million, $13 million and $7 million for the years ended December 31, 2007, 2006 and 2005, respectively, were provided for the additional U.S. taxes that will ultimately be due upon the distribution of the foreign joint venture equity earnings. The American Jobs

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

Creation Act of 2004 (Jobs Act) included a special one-year 85-percent dividend deduction for qualifying dividends repatriated from foreign operations in 2005. The application of these rules to foreign joint venture dividend repatriations of $71 million reduced our 2005 income tax provision by $16 million (2.0 percent).

        The Jobs Act also repealed the U.S. export tax benefits beginning in 2007 and phased the benefits down to 80 percent of their value in 2005 and 60 percent in 2006. The export benefits are partially replaced with a new U.S. manufacturer's tax deduction which phases in one-third in 2005-2006, two-thirds in 2007-2009 and 100 percent after 2009. The U.S. manufacturer's tax benefits were $2 million, $3 million and $2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        Our 2006 income tax provision includes a $28 million (2.6 percent) reduction in the second quarter due to the favorable resolution of tax uncertainties related to prior years, and a $12 million (1.1 percent) increase in the first quarter for the effect of new Indiana tax legislation.

        Our 2005 income tax provision includes an $8 million (1.0 percent) reduction due to the favorable resolution in the fourth quarter of 2005 of prior year tax positions which had been in dispute.

        Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets are as follows:

	December 31,
	2007	2006
	Millions
Deferred tax assets:
U.S. state carryforward benefits	$23	$18
Foreign carryforward benefits	16	21
Employee benefit plans	257	389
Warranty and marketing expenses	247	219
Deferred research and development expenses	97	126
Other	71	70

Gross deferred tax assets	711	843
Valuation allowance	(24)	(26)

Total deferred tax assets	687	817

Deferred tax liabilities:
Property, plant and equipment	(59)	(64)
Unremitted earnings of foreign subsidiaries and joint ventures	(77)	(42)
Other	(8)	(15)

Total deferred tax liabilities	(144)	(121)

Net deferred tax assets	$543	$696

        A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance decreased in 2007 by a net $2 million and in 2006 by a net $5 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        The deferred income tax balances are classified in the Consolidated Balance Sheets as follows:

	December 31,
	2007	2006
	Millions
Current assets	$276	$277
Long-term assets	271	433
Other liabilities and deferred revenue	(4)	(14)

	$543	$696

        On January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. The adoption of FIN 48 resulted in an increase to our beginning balance retained earnings of $0.8 million and did not have any impact on our results of operations. As of the adoption date, we had gross unrecognized tax benefits of $49 million. Of this total, $37 million, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Millions
Balance at January 1, 2007	$49
Additions based on tax positions related to the current year	4
Reductions for tax positions of prior years	(4)

Balance at December 31, 2007	$49

        Included in the December 31, 2007, balance is $35 million related to tax positions that, if recognized, would favorably affect the effective tax rate in future periods. Also, we had accrued interest expense related to the unrecognized tax benefits of $11 million as of December 31, 2007 ($9 million as of the January 1, 2007, adoption of FIN 48). We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the year ending December 31, 2007, we recognized approximately $2 million in interest expense.

        As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state, and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the United Kingdom and the U.S. Our U.S. federal income tax returns have been examined through 2004. With few exceptions, major U.S. state and foreign jurisdictions are no longer subject to income tax examinations for years before 2002. Various U.S. state and foreign tax audits are currently underway; however, we do not expect any significant change to our unrecognized tax benefits within the next year.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. MARKETABLE SECURITIES

        A summary of marketable securities, all of which are classified as current, is as follows:

	December 31,
	2007			2006
	Cost	Gross unrealized gains / (losses)	Estimated fair value	Cost	Gross unrealized gains/ (losses)	Estimated fair value
	Millions
Available-for-sale:
Debt mutual funds	$94	$—	$94	$71	$1	$72
Government debt securities—non-U.S.	6	(1)	5	14	(1)	13
Corporate debt securities	12	—	12	4	—	4
Equity securities and other	—	9	9	2	4	6

Total marketable securities	$112	$8	$120	$91	$4	$95

        Proceeds from sales of available-for-sale securities were $395 million, $273 million and $126 million in 2007, 2006 and 2005, respectively. Gross realized gains from the sale of available-for-sale securities were $1 million, $1 million and $2 million in 2007, 2006 and 2005, respectively. Gross realized losses from the sale of available-for-sale securities were less than $1 million in 2007, 2006 and 2005.

        At December 31, 2007, the fair value of available-for-sale investments in debt securities by contractual maturity is as follows:

Maturity date	Fair value
Millions
1 year or less	$4
1-5 years	6
5-10 years	5
After 10 years	2

Total	$17

NOTE 6. INVENTORIES

        Inventories include the following:

	December 31,
	2007	2006
	Millions
Finished products	$770	$705
Work-in-process and raw materials	1,007	761

Inventories at FIFO cost	1,777	1,466
Excess of FIFO over LIFO	(85)	(73)

Total inventories	$1,692	$1,393

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

        Details of our property, plant and equipment balance are as follows:

	December 31,
	2007	2006
	Millions
Land and buildings	$784	$779
Machinery, equipment and fixtures	3,247	3,156
Construction in process	282	160

	4,313	4,095
Less accumulated depreciation	(2,668)	(2,521)

Property, plant and equipment, net	$1,645	$1,574

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table summarizes the changes in the carrying amount of goodwill for 2007 and 2006:

	Components	Power Generation	Engine	Distribution	Total
	Millions
Goodwill at December 31, 2005	$332	$13	$7	$6	$358
Dispositions	—	(3)	—	(1)	(4)
Translation and other	—	2	—	—	2

Goodwill at December 31, 2006	332	12	7	5	356
Additions	11	—	—	2	13
Dispositions	(6)	—	—	—	(6)
Translation and other	2	1	(1)	—	2

Goodwill at December 31, 2007	$339	$13	$6	$7	$365

        We have elected to perform the annual impairment test of our recorded goodwill as required by SFAS 142 as of the end of our third quarter. The results of this annual impairment test indicated that the fair value of each of our reporting units as of September 30, 2007 and October 1, 2006, exceeded their carrying, or book value, including goodwill, and therefore our recorded goodwill was not subject to impairment. The fair value was determined utilizing the expected present value of future cash flows.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Intangible assets that have finite useful lives are amortized over their useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
	2007	2006
	Millions
Software	$276	$222
Accumulated amortization	(114)	(101)

Net software	162	121

Trademarks, patents and other	15	10
Accumulated amortization	(4)	(3)

Net trademarks, patents and other	11	7

Total	$173	$128

        Amortization expense for software and other intangibles totaled $31 million, $27 million and $31 million for the years ended December 31, 2007, 2006 and 2005, respectively. Internal and external software costs (excluding those related to research, re-engineering and training) and trademarks and patents are amortized generally over a three to five-year period. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, is approximately $47 million in 2008, $41 million in 2009, $34 million in 2010, $26 million in 2011 and $16 million in 2012.

NOTE 9. OTHER ACCRUED EXPENSES

        Other accrued expenses included the following:

	December 31,
	2007	2006
	Millions
Accrued warranty	$337	$273
Accrued compensation	331	275
Deferred revenue	110	69
Other	551	514

Total other accrued expenses	$1,329	$1,131

NOTE 10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

	December 31,
	2007	2006
	Millions
Short-term borrowings:
Loans payable	$13	$37
Current maturities of long-term debt	106	127

Total short-term borrowings	$119	$164

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

        Loans payable consist primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2007, 2006 and 2005, was 7.43 percent, 7.13 percent, and 6.67 percent, respectively.

        As of December 31, 2007, we had $615 million available for borrowings under our $650 million revolving credit facility and $119 million available for borrowings under our international short-term credit facilities. The amount of borrowings outstanding under our international short-term facilities at December 31, 2007, was $13 million.

	December 31,
	2007	2006
	Millions
Long-term debt:
Notes, 8.68%, due 2008	$49	$60
Term loan, 6.92%, due 2008	25	45
Debentures, 6.75%, due 2027	58	120
Debentures, 7.125%, due 2028	250	250
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other	13	9

	560	649
Unamortized discount	(37)	(38)
Capital leases	138	163

Total long-term debt	661	774
Less current maturities of long-term debt	(106)	(127)

Long-term debt	$555	$647

        Principal payments required on long-term debt during the next five years are $106 million in 2008, $33 million in 2009, $24 million in 2010, $17 million in 2011 and $14 million in 2012.

        Our revolving credit facility provides for aggregate borrowings of up to $650 million on an unsecured basis and matures in December 2009. Up to $200 million of the facility is available for total letters of credit; up to $60 million of the facility may be used for multi-currency borrowings or multi-currency letters of credit. Interest on the facility varies based upon the London Interbank Offered Rate (LIBOR) or the Alternate Base Rate plus a spread depending upon our credit rating. We are required to pay a quarterly facilities fee on the unused commitments under this facility based on our credit rating. The fee was 0.25 percent at December 31, 2007. As of December 31, 2007 and 2006 we had $35 million and $108 million, respectively, in letters of credit outstanding against this facility. There were no outstanding borrowings under this facility at December 31, 2007.

        Interest on the 9.5% senior notes was payable on June 1 and December 1 each year. The senior notes were redeemable in whole or in part at any time after December 1, 2006, at a premium equal to 104.75 percent of par, declining to par in 2008, plus accrued interest. On December 19, 2006, we redeemed the notes in whole for approximately $262 million, resulting in a loss on extinguishment of debt of approximately $12 million which has been recorded in "Other expenses (income)" on our Consolidated Statements Of Earnings.

        The 8.68% notes relate to a consolidated VIE (a grantor trust wholly-owned by a financial institution). Principal payments are made annually with a final payment due in April 2008. The consolidation of the VIE is discussed in Note 3. Interest payments are due on the notes quarterly. Principal and interest payments due on the notes coincide with the payments that are due to the

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

grantor trust under our lease of manufacturing equipment from the grantor trust. Principal payments due over the next five years are included in the amounts above. Our lease is described in Note 19. The notes are secured by the assets of the grantor trust which include only the manufacturing equipment and the trust's rights under the lease agreement with us.

        As discussed in Note 3, our total debt includes $25 million (none of which is included in "Loans payable" in above table) related to the consolidation of three joint ventures under FIN 46R, as of December 31, 2007. Included in this amount is a $25 million term loan at CDC with a financial institution. The loan is due in annual installments, with a final payment due in 2008. Interest is payable semi-annually at a rate of 6.92%. The note is collateralized by substantially all of CDC's inventory and fixed assets with a current book value of $49 million and $135 million, respectively, as of December 31, 2007.

        Interest on the 6.75% debentures is payable on February 15 and August 15 each year. Holders of the debentures could elect to be repaid on February 15, 2007, at par value together with accrued interest to February 15, 2007. Such election, was irrevocable and was required to be made between December 15, 2006 and January 15, 2007. Approximately $62 million of the debentures were repaid on February 15, 2007, at the election of the holders. At December 31, 2006, we included the $62 million repaid on February 15, 2007, in short-term borrowings in our Consolidated Balance Sheet. The debentures were also redeemable at our option after February 15, 2007, at a redemption price of par value plus accrued interest or an amount designed to ensure that the debenture holders are not penalized by the early redemption.

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

        Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a maximum debt-to-EBITDA ratio and a minimum interest coverage ratio. As of December 31, 2007, we were in compliance with all of the covenants under our borrowing agreements.

        As of December 31, 2007 and 2006, commitments outstanding for letters of credit under our revolving credit facility and our international and other domestic facilities were $35 million and $108 million, and $38 million and $110 million, respectively. Commitments outstanding related to performance bonds and other performance-related guarantees were $50 million and $36 million as of December 31, 2007 and 2006, respectively.

Redemption of Junior Convertible Subordinated Debentures

        In June 2001, Cummins Capital Trust I (the "Trust"), a Delaware business trust and our wholly-owned subsidiary, issued 6 million shares of 7% convertible quarterly income preferred securities ("preferred securities"), to qualified institutional buyers for net proceeds of $291 million. The preferred securities represented an undivided beneficial ownership interest in the assets of the Trust. The total proceeds from the issuance of the preferred securities by the Trust were invested in $309 million aggregate principal amount of 7% convertible subordinated debentures (the "debentures") that we issued. The debentures were the sole assets of the Trust and in accordance with the provisions of

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. SHORT-TERM BORROWINGS AND LONG-TERM DEBT (Continued)

FIN 46R (see Note 3) the trust was not consolidated. The debentures were included in "Long-term debt" in our Consolidated Balance Sheets.

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

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Plans

        We sponsor several contributory and noncontributory pension plans covering substantially all employees. Generally, hourly employee pension benefits are earned based on years of service and compensation during active employment while future benefits for salaried employees are determined using a cash balance formula. The level of benefits and terms of vesting, however, may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities and fixed income securities. It is our policy to make contributions to our various qualified plans in accordance with statutory funding requirements and any additional contributions we determine are appropriate.

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

Adoption of SFAS 158

        On September 29, 2006, SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" was issued. SFAS 158 required, among other things, the recognition of the funded status of each defined benefit pension plan, retiree health care and other postretirement benefit plans on the balance sheet. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The initial impact of the standard due to unrecognized prior service costs or credits and net unrecognized actuarial gains or losses as well as subsequent changes in the funded status was recognized as a component of accumulated other comprehensive loss in shareholder's equity. Additional minimum pension liabilities (AML) and related intangible assets were also reversed upon adoption of the new standard. SFAS 158 required initial application for fiscal years ending after December 15, 2006. We adopted SFAS 158 as of December 31, 2006, except for the provision requiring companies to measure plan assets and liabilities as of the end of a fiscal year which is not effective

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

until 2008. We will adopt the measurement date change effective January 1, 2008. The following table summarizes the effect of required changes in the AML as of December 31, 2006, prior to the adoption of SFAS 158 as well as the impact of the initial adoption of SFAS 158.

	December 31, 2006 Prior to AML & SFAS 158 Adjustments	AML Adjustments	SFAS 158 Adjustments	December 31, 2006 Post AML & SFAS 158 Adjustments
	Millions
Prepaid expenses and other current assets	$130	$—	$(14)	$116
Deferred income taxes	442	(51)	42	433
Other assets	177	(19)	(17)	141
Total assets	7,524	(70)	11	7,465
Other accrued expenses	1,360	—	(229)	1,131
Pensions	190	(155)	332	367
Postretirement benefits other than pensions	521	—	2	523
Other liabilities and deferred revenue	472	—	1	473
Total liabilities	4,458	(155)	106	4,409
Minority interests	251	4	(1)	254
Defined other postretirement benefits	—	—	(3)	(3)
Defined benefit pension plans	—	—	(508)	(508)
Minimum pension liability adjustment	(523)	102	421	—
Foreign currency translation adjustments	—	(21)	(4)	(25)
Total accumulated other comprehensive loss	(513)	81	(94)	(526)
Total shareholders' equity	2,815	81	(94)	2,802
Total liabilities and shareholder's equity	7,524	(70)	11	7,465

        As it relates to pension benefits, the AML was eliminated upon the adoption of SFAS 158. The estimated accumulated benefit obligation (ABO) related to the U.S., U.K. and several other smaller pension plans exceeded the fair value of the plan assets as of December 31, 2006. Prior to adopting SFAS 158, a decrease in the AML resulted in a $102 million credit (after tax and minority interest) to shareholders' equity in 2006. The net impact to shareholder's equity, including foreign currency translation effects, was $81 million. The adoption of SFAS 158 for pensions resulted in a net charge to shareholders' equity of $91 million, including $4 million of foreign currency translation effects. The net charge to shareholders' equity at December 31, 2006, as a result of the decrease in the AML and the adoption of SFAS 158 was $10 million. For postretirement benefits, the adoption of SFAS 158 resulted in a charge to shareholders' equity of $3 million.

Obligations, Assets and Funded Status

        We use a November 30 measurement date for our U.S. and non-U.S. plans for both pension and other postretirement benefit plans. The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in our Consolidated Balance Sheets for both our significant pension and other postretirement benefit plans. Non-U.S. plans in 2007 represent plans sponsored in the U.K., while 2006 non-U.S. plans represented primarily the U.K. and several insignificant plans in three other countries. Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans and accumulated postretirement benefit obligations (APBO) for our other postretirement benefit plans.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Pension				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	December 31,
	2007	2006	2007	2006	2007	2006
	Millions
Change in benefit obligations
Benefit obligation at beginning of year	$1,990	$1,983	$1,249	$1,013	$577	$596
Service cost	45	48	33	31	1	1
Interest cost	107	106	63	53	31	32
Plan participants' contributions	—	—	2	3	—	—
Amendments	1	(20)	—	—	—	—
Actuarial losses (gains)	(44)	19	(114)	43	(15)	5
Benefits paid from fund	(136)	(141)	(43)	(37)	—	—
Benefits paid directly by Company	(5)	(5)	(1)	(1)	(48)	(56)
Exchange rate changes	—	—	29	142	—	—
Other	1	—	(63)	2	(1)	(1)

Benefit obligations at end of year	$1,959	$1,990	$1,155	$1,249	$545	$577

Change in plan assets
Fair value of plan assets at beginning of year	$1,806	$1,606	$1,060	$737	$—	$—
Actual return on plan assets	191	221	64	91	—	—
Company contributions	88	120	154	152	—	—
Plan participants' contributions	—	—	2	3	—	—
Benefits paid	(136)	(141)	(43)	(37)	—	—
Exchange rate changes	—	—	25	114	—	—
Other	—	—	(45)	—	—	—

Fair value of plan assets at end of year	$1,949	$1,806	$1,217	$1,060	$—	$—

Funded status (including underfunded and nonfunded plans) at end of year	$(10)	$(184)	$61	$(189)	$(545)	$(577)
Company contributions after measurement date	—	1	8	5	—	—

Net amount recognized	$(10)	$(183)	$69	$(184)	$(545)	$(577)

Amounts recognized in consolidated balance sheets
Other assets—long-term assets	$136	$4	$69	$2	$—	$—
Other accrued expenses—current liabilities	(6)	(5)	—	(1)	(52)	(54)
Pensions—long-term liabilities	(140)	(182)	—	(185)	—	—
Post retirement benefits other than pensions—long-term liabilities	—	—	—	—	(493)	(523)

Net amount recognized	$(10)	$(183)	$69	$(184)	$(545)	$(577)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$341	$468	$226	$358	$38	$52
Prior service (credit) cost	(9)	(11)	14	20	(40)	(50)

Net amount recognized	$332	$457	$240	$378	$(2)	$2

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        In addition to the pension and other postretirement benefit plans in the above table, we also maintain less significant defined benefit pension plans in twelve other countries outside the United States that comprise less than three percent of our pension plan assets and obligations. Additional postretirement plans are maintained in three other countries outside the United States and also comprise less than one percent of our postretirement obligations. These plans are reflected in "Other liabilities and deferred revenue" on our Consolidated Balance Sheets. In the table above, "Other" primarily represents the transfer of several insignificant pension plans to "Other liabilities and deferred revenue."

        The following table presents information regarding underfunded pension plans that are included in the preceding table:

	Pension
	U.S. Plans		Non-U.S. Plans
	December 31,
	2007	2006	2007	2006
	Millions
Total accumulated benefit obligation	$1,938	$1,969	$1,083	$1,161
Plans with accumulated benefit obligation in excess of plan assets:
Projected benefit obligation	146	1,930	—	1,202
Accumulated benefit obligation	126	1,908	—	1,120
Fair value of plan assets	—	1,742	—	1,011
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	146	1,930	—	1,202
Accumulated benefit obligation	126	1,908	—	1,120
Fair value of plan assets	—	1,742	—	1,011

Components of Net Periodic Pension Cost and Other Comprehensive Income

        The following table presents the net periodic pension and other postretirement benefits cost under our plans:

	Pension
	U.S. Plans			Non-U.S. Plans			Other Postretirement Benefits
	Years ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
	Millions
Service cost	$45	$48	$47	$33	$31	$21	$1	$1	$2
Interest cost	107	106	105	63	53	51	31	32	38
Expected return on plan assets	(140)	(127)	(123)	(71)	(54)	(53)	—	—	—
Amortization of prior service cost (credit)	(1)	3	3	4	3	3	(10)	(10)	(2)
Recognized net actuarial loss (gain)	33	38	34	26	19	15	(1)	(1)	—
Other	—	(1)	—	(1)	1	—	(1)	(1)	—

Net periodic benefit cost	$44	$67	$66	$54	$53	$37	$20	$21	$38

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Other changes in plan assets and benefit obligations recognized in other comprehensive income in 2007 are as follows:

	Pension	Other Postretirement Benefits
	Millions
Amortization of prior service (cost) credit	$(3)	$10
Recognized actuarial (loss) gain	(59)	1
Incurred actuarial gain	(205)	(15)
Incurred prior service cost	1	—
Foreign exchange translation adjustments	48	—
Other	(3)	—

Total recognized in other comprehensive income	(221)	(4)

Total recognized in net periodic benefit cost and other comprehensive income	$(123)	$16

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic benefit cost (credit) during the next fiscal year are as follows:

	Pension	Other Postretirement Benefits	Total
	Millions
Prior service cost (credit)	$2	$(10)	$(8)
Net actuarial loss (gain)	40	(1)	39

Assumptions

        The table below presents various assumptions used in determining the benefit obligation for each year and reflects weighted-average percentages for the various plans (Non-U.S. is primarily the United Kingdom):

	Pension				Other Postretirement Benefits
	U.S. Plans		Non-U.S. Plans
	2007	2006	2007	2006	2007	2006
Discount rate	6.10%	5.60%	5.80%	4.96%	6.00%	5.60%
Compensation increase rate	4.00%	4.00%	4.25%	4.02%	N/A	N/A

        The table below presents various assumptions used in determining the net periodic cost and reflects weighted-average percentages for the various plans (Non-U.S. is primarily the United Kingdom):

	Pension						Other Postretirement Benefits
	U.S. Plans			Non-U.S. Plans
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	5.60%	5.60%	5.75%	4.96%	4.95%	5.30%	5.60%	5.60%	5.75%
Expected return on plan assets	8.50%	8.50%	8.50%	7.24%	7.24%	7.56%	N/A	N/A	N/A
Compensation increase rate	4.00%	4.00%	4.00%	4.02%	3.75%	3.75%	N/A	N/A	N/A

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Our consolidated other postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2008. The rate was assumed to decrease on a linear basis to 5 percent through 2014 and remain at that level thereafter. An increase in the health care cost trends of 1 percent would increase our APBO by $21 million as of December 31, 2007 and the net periodic postretirement benefit expense for 2007 by $1 million. A decrease in the health care cost trends of 1 percent would decrease our APBO by $19 million as of December 31, 2007 and the net periodic postretirement benefit expense for 2007 by $1 million.

        The Medicare Prescription Drug Improvement and Modernization Act of 2003 was reflected in the APBO beginning December 31, 2004, assuming we will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and we will receive the federal subsidy.

        The net periodic postretirement benefit cost was reduced by approximately $4 million each year for 2007, 2006 and 2005 related to the recognition of the federal subsidy under Medicare Part D.

        The plan assets for our defined benefit pension plans do not include any of our common stock. The table below presents our pension plan asset allocation at December 31, 2007, 2006 and target allocation for 2008:

	Target Allocation	Percentage of Plan Assets at December 31,
Investment description
	2008	2007	2006
Equity securities	60-80%	63.5%	62.7%
Fixed income	23-33%	32.3%	33.4%
Real estate/Other	3-7%	4.2%	3.9%

Total		100.0%	100.0%

  Estimated Future Contributions and Benefit Payments

        We plan to contribute approximately $95 million to $105 million to our defined benefit pension plans in 2008. The table below presents expected future benefit payments under our pension plans:

	2008	2009	2010	2011	2012	2013-2017
	Millions
Expected benefit payments—pensions	$201	$206	$208	$215	$220	$1,127
Expected benefit payments, net of Medicare Part D subsidy—postretirement	53	54	54	54	52	228
Medicare Part D subsidy	4	5	5	5	6	36

Other Plans

        We also sponsor defined contribution plans for certain hourly and salaried employees. During 2007, we incurred expenses related to our contributions to these plans of $25 million, while 2006 and 2005 expenses were both $27 million.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PRODUCT WARRANTY LIABILITY

        A summary of the activity in our warranty liability account, which includes warranty provisions and payments, changes in our estimates for pre-existing warranties and changes in our deferred revenue balances associated with extended warranty programs is as follows:

	December 31,
	2007	2006
	Millions
Balance, beginning of year	$652	$581
Provision for warranties issued	403	332
Deferred revenue on extended warranty contracts sold	66	75
Payments	(328)	(292)
Amortization of deferred revenue on extended warranty contracts	(51)	(37)
Changes in estimates for pre-existing warranties	2	(14)
Foreign currency translation	5	7

Balance, end of year	$749	$652

        The current portion of our warranty balance is included in "Other accrued expenses" and the remaining balance is included in "Other liabilities and deferred revenue" on our Consolidated Balance Sheets. The amount of deferred revenue related to extended warranty programs at December 31, 2007 and 2006, was $180 million and $166 million, respectively.

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

        If any distributor defaults under its financing arrangement with the financial institution, and the maturity of amounts owed under the agreement is accelerated, then we are required to purchase from the financial institution at amounts approximating fair market value certain property, inventory and

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

rental generator sets manufactured by Cummins that are secured by the distributor's financing agreement.

        The operating agreement will continue to be in effect until February 7, 2009 and is subject to an automatic one year renewal without requiring the action of either party.

Residual Value Guarantees

        We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at December 31, 2007, was $9 million.

Other Guarantees

        In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. The maximum potential loss related to these other guarantees is $4 million at December 31, 2007.

        We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs. At December 31, 2007, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $19 million. However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

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

Joint Venture Commitments

        As of December 31, 2007, we have committed to invest $35 million into existing joint ventures and joint ventures that will be formed in 2008. In addition, in January of 2008 we invested $20 million in two joint ventures which were not part of the $35 million commitment. It is expected that $9 million will be funded in 2008, while $26 million will be funded in 2009.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. MINORITY INTERESTS

        Minority shareholders' interests in the equity of consolidated subsidiaries are as follows:

	December 31,
	2007	2006
	Millions
Cummins India Ltd.	$167	$121
Consolidated Diesel Company	54	52
Wuxi Holset Engineering Co. Ltd.	23	19
All others	49	62

Total	$293	$254

NOTE 15. SHAREHOLDERS' EQUITY

        In May 2007, the shareholders approved a proposal to increase our share authorization to 300 million shares. Changes in shares of common stock are as follows:

	Common Stock	Treasury Stock	Common Stock Held in Trust
	Millions
Balance at December 31, 2004	192.8	8.8	8.6
Shares acquired	—	1.6	—
Shares issued	1.1	(2.4)	—
Other shareholder transactions	(0.1)	—	(0.6)

Balance at December 31, 2005	193.8	8.0	8.0
Shares acquired	—	4.4	—
Shares issued	26.5	(0.8)	—
Other shareholder transactions	(0.3)	—	(0.4)

Balance at December 31, 2006	220.0	11.6	7.6

Shares acquired	—	6.0	—
Shares issued	0.8	(0.2)	—
Employee benefits trust activity	—	0.8	(1.1)
Other shareholder transactions	(0.4)	—	—

Balance at December 31, 2007	220.4	18.2	6.5

Cash Dividends

        In July 2007, the Board of Directors voted to increase the quarterly cash dividend per share by 39 percent and increased cash dividends to $0.125 per common share (adjusted for the two-for-one

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SHAREHOLDERS' EQUITY (Continued)

stock split on January 2, 2008) in the third and fourth quarter of 2007. Dividends per share paid to common shareholders for the years ended December 31, were as follows:

	Quarterly Dividends (adjusted for the two-for-one stock splits in 2007 and 2008)
	2007	2006	2005
First Quarter	$0.09	$0.075	$0.075
Second Quarter	0.09	0.075	0.075
Third Quarter	0.125	0.09	0.075
Fourth Quarter	0.125	0.09	0.075

        Total dividends paid to common shareholders for the years ended December 31, 2007, 2006 and 2005 were $89 million, $66 million, and $56 million, respectively. Declaration and payment of dividends in the future depends upon earnings and liquidity position, among other factors.

Treasury Stock

        Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. From time to time, treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional paid-in-capital.

        Treasury stock activity for the three-year period ended December 31, 2007, consisting of shares issued and purchased is presented in the Consolidated Statements of Shareholders' Equity. In July 2006, the Board of Directors authorized us to acquire up to two million shares (eight million shares, adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008) of Cummins common stock in addition to what had been acquired under previous authorizations. For the year ended December 31, 2007, we repurchased $335 million of common stock, which concluded the share repurchase program authorized by the Board of Directors in July 2006. In December 2007, the Board of Directors authorized the acquisition of up to $500 million worth of Cummins common stock, with repurchases set to begin during 2008. In 2007, we also converted 0.8 million shares from our Employee Benefit Trust into treasury stock. These shares are not considered purchases under the Board authorized purchase plan.

Employee Stock Ownership Plan

        We have an Employee Stock Ownership Plan (ESOP) Trust that was established in 1989 for certain domestic salaried and non-bargained employees participating in our 401(k) Retirement and Savings Plan (RSP). The ESOP has a note payable to us which will be funded through future Company contributions to the ESOP Trust.

        Our annual cash contributions during plan year 2007, 2006 and 2005 along with dividends received on unallocated shares of our common stock held by the ESOP Trust and cash contributions from the Employee Benefit Trust were equal to the required principal and interest payments due under the ESOP notes and amounted to $10 million, $9 million and $9 million, respectively. Dividends received on allocated ESOP shares are used to purchase shares of our common stock from the Employee Benefit Trust. Those shares are then allocated to the participant accounts. As the debt is repaid, shares are released from the ESOP and are allocated to participants in proportion to their contributions to

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SHAREHOLDERS' EQUITY (Continued)

the RSP. Compensation expense is recorded as shares are allocated to plan participants each year and reduced by the common stock dividends received by the ESOP Trust. Unearned compensation is included in shareholders' equity and represents compensation expense we will record in the future as the remaining shares are allocated to participants. All shares issued to the ESOP Trust are considered outstanding for purposes of computing earnings per share. Dividends on unallocated ESOP shares used to service a portion of the principal and interest due on the ESOP notes were $1 million for each of the years ended December 31, 2007, 2006 and 2005. Annual compensation expense for the ESOP was $4 million for the year ended December 31, 2007 and $3 million for 2006 and 2005. At December 31, 2007, the ESOP Trust held 2,099,690 shares allocated to participants, 1,101,632 unreleased and unallocated shares and 232,586 committed to be allocated shares.

Employee Benefits Trust

        In 1997, we established the Employee Benefits Trust funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the Employee Benefits Trust are dividends received on unallocated shares of our common stock held by the Employee Benefits Trust. Contributions charged to earnings were not material in 2007, $9 million in 2006 and $10 million in 2005. We also converted 0.8 million shares into treasury stock and sold 0.3 million shares on the open market from the Employee Benefits Trust and used the $66 million of proceeds to fund other non-qualified employee benefit plans.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SHAREHOLDERS' EQUITY (Continued)

Other Comprehensive Income (Loss)

        Following are the items included in other comprehensive income (loss) and the related tax effects:

	Before Tax Amount	Tax (Provision) Benefit	After Tax Amount
	Millions
Year ended December 31, 2007
Change in pensions and other postretirement defined benefit plans	$225	$(92)	$133

Foreign currency translation adjustments	134	(27)	107

Unrealized gain on marketable securities:
Holding gain	7	(2)	5
Reclassification of realized gain to net earnings	(1)	—	(1)

Net unrealized gain	6	(2)	4

Unrealized loss on derivatives:
Holding gain	19	(7)	12
Reclassification of realized gain to net earnings	(26)	9	(17)

Net unrealized loss	(7)	2	(5)

Total other comprehensive income	$358	$(119)	$239

Year ended December 31, 2006
Minimum pension liability adjustment	$154	$(52)	$102

Foreign currency translation adjustments	72	(9)	63

Unrealized loss on marketable securities holding loss	(2)	1	(1)

Unrealized gain on derivatives:
Holding gain	36	(12)	24
Reclassification of realized gain to net earnings	(25)	8	(17)

Net unrealized gain	11	(4)	7

Total other comprehensive income	$235	$(64)	$171

Year ended December 31, 2005
Minimum pension liability adjustment	$(39)	$15	$(24)

Foreign currency translation adjustments	(39)	—	(39)

Unrealized gain on marketable securities:
Holding gain	5	(2)	3
Reclassification of realized gain to net earnings	(2)	1	(1)

Net unrealized gain	3	(1)	2

Unrealized loss on derivatives:
Holding loss	(9)	3	(6)
Reclassification of realized loss to net earnings	6	(2)	4

Net unrealized loss	(3)	1	(2)

Total other comprehensive loss	$(78)	$15	$(63)

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. STOCK INCENTIVE AND STOCK OPTION PLANS

        In September 2003, our shareholders approved the 2003 Stock Incentive Plan (The Plan). The Plan allows for the granting of up to 10.0 million stock-based awards (adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008, (See Note 17) to executives and employees, of which one-half must be in the form of stock options. Awards available for grant under the plan include, but are not limited to, stock options, stock appreciation rights, performance shares, restricted stock and other stock awards. Stock options are generally granted with a strike price equal to the fair market value of the stock on the date of grant, a life of 10 years and a two-year vesting period.

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

        Prior to January 1, 2006, we accounted for stock-based employee awards granted on or after January 1, 2003, utilizing the fair value method preferred by SFAS No. 123, "Accounting for Stock-Based Compensation." For awards granted prior to January 1, 2003, we applied the disclosure-only provisions of SFAS No. 123. In accordance with SFAS No. 123, we applied APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for our plans prior to January 1, 2003 and accordingly, did not recognize compensation expense for these plans because we granted options at exercise prices equal to the market value of our stock on the grant date.

        Effective January 1, 2006, we adopted SFAS No. 123R, "Share-Based Payment," which revised SFAS No. 123 and supersedes APB No. 25. We adopted this statement using the modified prospective transition method which does not require the restatement of prior periods. SFAS No. 123R requires the recognition of expense for share-based payments to be recorded in the consolidated financial statements based on the grant date fair value and to be recognized over their vesting periods. Under SFAS No. 123R, we are required to select a valuation technique or option-pricing model that meets the requirements of the standard. Allowable valuation models include a binomial model and the Black-Scholes model. At the present time, we are continuing to use the Black-Scholes model. Since we had previously accounted for our awards at fair value under SFAS No. 123, the impact of adopting SFAS No. 123R was not material to our Consolidated Financial Statements. The two most significant changes related to accounting for forfeitures and accounting for tax benefits of awards. SFAS No. 123R requires us to estimate forfeitures in calculating the expense relating to share-based compensation as opposed to recognizing these forfeitures and the corresponding reduction in expense as they occur. The cumulative adjustment we recorded upon the adoption of SFAS No. 123R for the estimated forfeitures on grants outstanding on the date of adoption was not material. Excess tax benefits related to share-based

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

compensation are now classified as a financing activity in the statement of cash flows rather than an operating activity.

        Compensation expense (net of estimated forfeitures) related to our share-based plans for the year ended December 31, 2007, 2006 and 2005 was approximately $28 million, $18 million, and $16 million, respectively. The excess tax benefit associated with our share-based plans for the years ended December 31, 2007, 2006 and 2005, was $11 million, $6 million and $7 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards was approximately $41 million at December 31, 2007 and was expected to be recognized over a weighted-average period of 1.4 years.

        The table below summarizes the activity in our stock option plans:

	Options (1)	Weighted-average Exercise Price (1)
Balance, December 31, 2004	4,079,960	$11.35
Granted	11,600	17.56
Reinstated grants	12,400	9.71
Exercised	(2,466,160)	11.52
Forfeited	(22,200)	10.45
Expired	(16,800)	10.29

Balance, December 31, 2005	1,598,800	$11.15
Granted	1,800	26.31
Exercised	(762,240)	11.45
Expired	(6,600)	10.16

Balance, December 31, 2006	831,760	$10.91
Granted	21,000	49.42
Exercised	(235,310)	11.73
Forfeited	(69,700)	10.11
Expired	(15,000)	13.25

Balance, December 31, 2007	532,750	$12.10

Exercisable, December 31, 2005	1,598,800	$11.15
Exercisable, December 31, 2006	831,760	$10.91
Exercisable, December 31, 2007	532,750	$12.10

(1)
Options and weighted-average exercise prices were adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008 (See Note 17).

        The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005, was $49.42, $26.31 and $17.56, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, was approximately $9 million, $14 million and $34 million, respectively.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

        The weighted-average grant date fair value of performance and restricted shares is as follows:

	Performance Shares(1)	Weighted-average Fair Value(1)
Nonvested at December 31, 2004	2,110,200	$12.30
Granted	801,360	18.72
Forfeited	(20,960)	14.60

Nonvested at December 31, 2005	2,890,600	$14.07
Granted	700,592	24.72
Vested	(987,200)	12.01
Forfeited	(58,812)	14.03

Nonvested at December 31, 2006	2,545,180	$17.80
Granted	597,240	38.21
Vested	(1,063,160)	12.56
Forfeited	(4,624)	27.10

Nonvested at December 31, 2007	2,074,636	$26.34

(1)
Performance shares and weighted-average exercise price fair values were adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008 (See Note 17).

	Restricted Shares (1)	Weighted-average Fair Value(1)
Nonvested at December 31, 2004	—	$—
Granted	4,000	18.72

Nonvested at December 31, 2005	4,000	$18.72
Granted	200,000	26.96

Nonvested at December 31, 2006	204,000	$26.80
Granted	4,800	42.61

Nonvested at December 31, 2007	208,800	$27.16

(1)
Restricted shares and weighted-average fair value were adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008 (See Note 17).

        The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2007	2006	2005
Expected life (years)	7	7	7
Risk-free interest rate	4.4%	4.9%	4.1%
Expected volatility	24.0%	26.4%	38.7%
Dividend yield	1.5%	1.8%	2.5%

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

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

        Dividend yield—The dividend yield assumption is based on our history and expectation of dividend payouts.

        The table below summarizes stock option information for options outstanding, all of which are currently exercisable at December 31, 2007:

	Options Outstanding and Exercisable
Exercise Price Range(1)	Number of Options (1)	Weighted-average Remaining Contractual Life	Weighted-average Exercise Price (1)	Aggregate Intrinsic Value (1)
$9.300—33.799	515,850	3.24	$10.78	$27,265,498
$33.800—57.079	8,000	9.42	44.34	178,702
$57.080—63.740	8,900	9.87	59.61	36,305

	532,750	3.44	$12.10	$27,480,505

(1)
Adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008 (See Note 17).

NOTE 17. EARNINGS PER SHARE

        We calculate basic earnings per share (EPS) of common stock by dividing net earnings by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS reflects the potential dilution that occurs if options or securities are exercised or debt is converted into common stock and the effect of the exercise or conversion on EPS. We exclude shares of common stock held in the Employee Benefits Trust (see Note 15) from the calculation of the weighted-average common shares outstanding until those shares are distributed from the Employee Benefits Trust to the RSP. Following is a reconciliation of net earnings and weighted-average common shares outstanding for purposes of calculating basic and diluted earnings per share (all share and per share amounts were

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. EARNINGS PER SHARE (Continued)

adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008):

	Years ended December 31,
	2007	2006	2005
	Millions (except shares and per share amounts)
Net earnings for basic EPS	$739.0	$715.4	$549.8
Interest on junior convertible subordinated debentures, net of tax	—	5.9	12.9

Net earnings for diluted EPS	$739.0	$721.3	$562.7

Weighted-average common shares outstanding:
Basic	198.4	190.5	177.0
Dilutive effect of stock compensation awards	1.5	1.6	2.2
Dilutive effect of junior convertible subordinated debentures	—	11.0	25.2

Diluted	199.9	203.1	204.4

Earnings per common share:
Basic	$3.72	$3.76	$3.11
Diluted	3.70	3.55	2.75

        The weighted-average diluted common shares outstanding for 2007 excludes the effect of approximately 825 weighted-average shares of common stock options, since such options had an exercise price in excess of the monthly average market value of our common stock during that year. In 2006 and 2005, the monthly average market value of our common stock was greater than the exercise price of all our common stock options and therefore no options were excluded from our calculation of the weighted-average diluted shares outstanding.

        The Board of Directors authorized a pair of two-for-one splits of Cummins stock in 2007, which were distributed on April 9, 2007 and January 2, 2008, to shareholders of record as of March 26, 2007 and December 21, 2007, respectively. All share and per share amounts in this Form 10-K have been adjusted to reflect the two-for-one stock splits. During the second quarter of 2007 our shareholders ratified a proposal to increase our common stock authorization to 300 million shares.

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

NOTE 18. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS (Continued)

transactions are reported to senior management on a monthly and quarterly basis. The following table summarizes our outstanding derivatives by risk category and instrument type:

	December 31,
	2007		2006
	Notional Amount	Fair Value	Notional Amount	Fair Value
	Millions
Foreign currency:
Forward contracts	$591	$(2)	$72	$4
Commodity price:
Forward contracts	145	10	114	11
Interest rate:
Fixed-to-floating swap	250	7	250	(3)

	$986	$15	$436	$12

Foreign Currency Exchange Rate Risks

        As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our earnings experience some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), and are recorded in the Consolidated Balance Sheets at fair value in "Other current assets" and "Other accrued expenses." The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive loss." When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. For the year ended December 31, 2007, gains of $5 million were reclassified from "Accumulated other comprehensive loss" to earnings. The amount of gain reclassified for the year ended December 31, 2006, was $7 million. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current earnings during the period of change. As of December 31, 2007, $2 million of unrealized losses, net of tax, were included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets and are expected to be reclassified to earnings over the next twelve months. As of December 31, 2006, $1 million of deferred gains, net of tax, were included in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. For the years ended December 31, 2007 and 2006, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

        Our internal policy allows for managing anticipated foreign currency cash flow for up to one year. As of December 31, 2007, approximately 96 percent of the notional amount of the forward contracts shown in the table above was attributable to five currencies, the British Pound (61 percent), the Euro (25 percent), the Indian Rupee (4 percent), the Australian Dollar (4 percent), and the Japanese Yen (2 percent). As of December 31, 2006, approximately 99 percent of the notional amount of the forward contracts shown in the table above was attributable to five currencies, the British Pound (68 percent), the Indian Rupee (20 percent), the Mexican Peso (7 percent), the Euro (2 percent), and the Australian Dollar (2 percent).

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS (Continued)

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

        We have equity method investees, whose financial results are not consolidated, that have entered into floating-to-fixed interest rate swap agreements. The swaps have been designated and qualify as cash flow hedges under SFAS 133. We record our share of the gain or loss on these instruments in "Accumulated other comprehensive loss." As of December 31, 2007, the gains and losses related to these swaps were not material.

Commodity Forward Contracts

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity forward contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The forward contracts are derivative contracts that are designated as cash flow hedges under SFAS 133 and are recorded in the Consolidated Balance Sheets at fair value in "Other current assets", "Other assets", and "Other accrued expenses." The effective portion of the unrealized gain or loss is deferred and reported as a component of "Accumulated other comprehensive loss." When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into earnings in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects earnings. For the year ended December 31, 2007, gains of $21 million were reclassified from "Accumulated other comprehensive loss" to earnings. For the year ended December 31, 2006, gains of $18 million were reclassified from "Accumulated other comprehensive loss" to earnings. The ineffective portion of the hedge, if any, is recognized in current earnings in the period in which the ineffectiveness occurs. As of December 31, 2007 and 2006, unrealized gains, net of tax, related to commodity forward contracts were $5 million and $7 million, respectively. During 2008 we expect to reclassify net gains of $6 million from "Accumulated other comprehensive loss" to earnings.

        Our internal policy allows for managing these cash flow hedges for up to three years. For the year ended December 31, 2007, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Fair Value of Financial Instruments

        Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, the fair value of total debt, including current maturities, at December 31, 2007, was approximately $670 million. The carrying value at that date was $674 million. At December 31, 2006,

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS (Continued)

the fair and carrying values of total debt, including current maturities, were $799 million and $811 million, respectively. The carrying values of all other receivables and liabilities approximated fair values.

NOTE 19. LEASES

        We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next ten years and contain renewal provisions. Rent expense under these leases approximated $113 million, $98 million and $91 million in 2007, 2006 and 2005, respectively.

        Following is a summary of the future minimum lease payments due under capital and operating leases, including leases in our rental business discussed below, with terms of more than one year at December 31, 2007, together with the net present value of the minimum payments due under capital leases:

	Capital Leases	Operating Leases
	Millions
2008	$40	$50
2009	35	39
2010	29	29
2011	19	21
2012	17	11
After 2012	31	30

Total minimum lease payments	$171	$180

Interest	(33)

Present value of net minimum lease payments	$138

        In addition, we have subleased certain of the facilities under operating lease to third parties. The future minimum lease payments due from lessees under those arrangements are $1 million in 2008, $1 million in 2009, $1 million in 2010, $1 million in 2011 and $1 million in 2012.

        In July 2006, we amended and extended the lease on our corporate headquarters facility to 2019. As a result of this extension, we were required to re-evaluate the classification of this lease. Based on the terms of the extension, this lease is now classified as a capital lease and the related payments are included in the table above.

Rental Business

        A significant portion of the equipment in our rental business is financed under capital leases. During the third quarter of 2006, we extended a lease related to a portion of our rental business by six years. The lease was set to expire on September 30, 2006. Instead of paying a balloon payment of approximately $42 million on September 30, 2006, the amount was financed over a six year term at a fixed rate. In addition to extending this lease, we reduced the interest rate by approximately 2 percentage points. During the fourth quarter of 2006, we refinanced a lease related to another portion of our rental business. Under the terms of the agreement which was effective January 1, 2007, the new lease has a six year term with a fixed rate that is approximately 2 percentage points lower than the existing lease. The total amount refinanced was approximately $28 million. These two leases are with two different lessors. Under each lease we are permitted to prepay, subject to certain conditions, the outstanding balance under the lease for the principal amount outstanding plus a prepayment

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. LEASES (Continued)

penalty. For each of these leases we have the option to purchase the equipment at the end of the lease term for one dollar. The equipment under these leases is capitalized and amortized over its estimated useful life. As of December 31, 2007 and 2006, we had outstanding capital leases under this program of $58 million and $69 million, respectively. Future lease payments, including repurchase obligations, under each lease are included in the table above.

Sale and Leaseback Transactions

        In 2001, we entered into a sale-leaseback agreement whereby we sold and leased back certain heavy-duty engine manufacturing equipment from a grantor trust wholly-owned by a financial institution. The lease was classified as an operating lease with a lease term of 11.5 years, expiring June 28, 2013, and includes an early buyout purchase option on January 14, 2009. The early buyout option can be exercised for approximately $35 million, or 28 percent of the equipment's fair market value at the inception of the lease. If we do not exercise the option, we are obligated to purchase insurance that insures the equipment's residual value. At the end of the lease term, we are obligated to pay the difference, if any, between the equipment's guaranteed residual value and its fair market value.

        The lease agreement includes certain default provisions requiring us to make timely rent payments, maintain, service, repair and insure the equipment, procure residual value insurance and maintain minimum debt ratings for our long-term senior unsecured debt obligations.

        In December 2003, the grantor trust which acts as the lessor in the sale and leaseback transaction described above was consolidated due to the adoption of FIN 46R. A description of the entity consolidated and the impact of adopting FIN 46R are described in Note 3. As a result of the consolidation, the manufacturing equipment and the trust's obligations under its non-recourse debt arrangement are included in our Consolidated Balance Sheets as property, plant and equipment and long-term debt, respectively. The non-recourse debt arrangement is more fully discussed in Note 10. In addition, our Consolidated Statements of Earnings includes interest expense on the lessor's debt obligations and depreciation expense on the manufacturing equipment rather than rent expense under the lease agreement. The amount of interest expense in 2007, 2006 and 2005 was $4 million, $5 million and $6 million, respectively. The amount of depreciation expense in 2007, 2006 and 2005 was $12 million, $17 million and $14 million, respectively.

NOTE 20. SALES OF ACCOUNTS RECEIVABLE

        In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. In July 2007, we amended the agreement to extend the facility until July 2010, and raised the purchase limitation from $200 million to $400 million. The agreement also provides us with an option to increase the purchase limitation up to $500 million upon approval. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in "Receivables, net" on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $400 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility (See Note 10). As of December 31, 2007 and 2006, there were no amounts outstanding under this program.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. SALES OF ACCOUNTS RECEIVABLE (Continued)

        No accounts receivable sold to CTR were written off during 2007, 2006 or 2005. The sold receivables servicing portfolio, which is included in receivables and the proceeds from the sale of receivables and other related cash flows are as follows:

	As of and for the years ended December 31,
	2007	2006	2005
	Millions
Sold receivables servicing portfolio	$759	$719	$605
Proceeds outstanding from receivable sales	—	—	—
Receivables sold to special purpose subsidiary	6,615	6,368	5,706
Collections reinvested in special purpose subsidiary	6,575	6,254	5,517
Servicing fees and interest	1	1	1

NOTE 21. OPERATING SEGMENTS

        SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," set standards for reporting information regarding operating segments in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and in assessing performance. Cummins chief operating decision-maker (CODM) is the Chief Executive Officer.

        Our reportable operating segments consist of the following: Engine, Power Generation, Components and Distribution. This reporting structure is organized according to the products and markets each segment serves. This type of reporting structure allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military. The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators and rents power equipment for both standby and prime power uses. The Components segment includes sales of filtration products, exhaust and aftertreatment systems, turbochargers and fuel systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets, and service parts, as well as performing service and repair activities on our products and maintaining relationships with various original equipment manufacturers.

        We use segment EBIT (defined as earnings before interest expense, taxes and minority interests) as a primary basis for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

        The accounting policies of our operating segments are the same as those applied in the Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains and losses, prior service costs or credits or income taxes to individual segments. Segment EBIT may not be consistent with measures used by other companies.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. OPERATING SEGMENTS (Continued)

        Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
	Millions
2007
External sales	$7,129	$2,375	$2,007	$1,537	$—	$13,048
Intersegment sales	1,053	685	925	3	(2,666)	—

Net sales	8,182	3,060	2,932	1,540	(2,666)	13,048
Depreciation and amortization(2)	176	42	59	11	—	288
Research and engineering expense	222	34	73	—	—	329
Investee equity, royalty and other income	92	17	4	92	—	205
Interest income	26	6	3	1	—	36
Segment EBIT	589	334	153	187	(36)	1,227
Net assets	1,727	931	1,270	506	—	4,434
Investment in and advances to equity investees	327	24	51	112	—	514
Capital expenditures	189	51	99	14	—	353
2006
External sales	$6,640	$1,880	$1,473	$1,369	$—	$11,362
Intersegment sales	871	536	808	16	(2,231)	—

Net sales	7,511	2,416	2,281	1,385	(2,231)	11,362
Depreciation and amortization(2)	192	36	57	11	—	296
Research and engineering expense	225	28	68	—	—	321
Investee equity, royalty and other income	67	12	7	54	—	140
Interest income	36	7	2	2	—	47
Segment EBIT	733	220	107	144	(25)	1,179
Net assets	1,698	850	1,063	445	—	4,056
Investment in and advances to equity investees	213	23	40	69	—	345
Capital expenditures	125	45	70	9	—	249
2005
External sales	$5,836	$1,582	$1,324	$1,176	$—	$9,918
Intersegment sales	821	417	676	15	(1,929)	—

Net sales	6,657	1,999	2,000	1,191	(1,929)	9,918
Depreciation and amortization(2)	182	45	53	15	—	295
Research and engineering expense	201	21	56	—	—	278
Investee equity, royalty and other income	80	9	8	34	—	131
Interest income	17	3	1	3	—	24
Segment EBIT	582	145	89	107	(16)	907
Net assets	1,518	718	944	299	—	3,479
Investment in and advances to equity investees	177	23	31	47	—	278
Capital expenditures	75	36	68	7	—	186

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.

(2)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the consolidated income statement as Interest expense.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. OPERATING SEGMENTS (Continued)

        A reconciliation of our segment information to the corresponding amounts in the Consolidated Financial Statements is shown in the table below:

	Years ended December 31,
	2007	2006	2005
	Millions
Segment EBIT	$1,227	$1,179	$907
Less:
Interest expense	58	96	109

Earnings before income taxes and minority interests	$1,169	$1,083	$798

	December 31,
	2007	2006	2005
	Millions
Net assets for operating segments	$4,434	$4,056	$3,479
Liabilities deducted in arriving at net assets	3,759	3,510	3,354
Minimum pension liability excluded from net assets	—	—	(837)
Pension and other postretirement benefit adjustments excluded from net assets	(570)	(837)	—
Deferred tax assets not allocated to segments	546	710	863
Debt-related costs not allocated to segments	26	26	26

Total assets	$8,195	$7,465	$6,885

        The table below presents certain segment information by geographic area. Net sales attributed to geographic areas are based on the location of the customer.

	Years ended and as of December 31,
	2007	2006	2005
	Millions
Net sales
United States	$6,007	$5,719	$4,832
United Kingdom	621	463	437
Canada	405	743	728
Other foreign countries	6,015	4,437	3,921

Total net sales	$13,048	$11,362	$9,918

Long-lived assets
United States	$1,677	$1,397	$1,387
United Kingdom	289	207	204
Other foreign countries	604	456	420

Total long-lived assets	$2,570	$2,060	$2,011

        Our largest customer is Chrysler. In 2007 Daimler AG sold a majority of its ownership interest in Chrysler. As a result of this sale, our standalone sales to Chrysler were less than 10 percent for 2007, 2006 and 2005. No other customer accounted for more than 10 percent of consolidated net sales.

CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. OPERATING SEGMENTS (Continued)

SELECTED QUARTERLY FINANCIAL DATA

UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2007(b)
	Millions, except per share amounts
Net sales	$2,817	$3,343	$3,372	$3,516
Gross margin	552	670	652	682
Net earnings	143	214	184	198
Net earnings per share—basic (a)	$0.72	$1.07	$0.93	$1.01
Net earnings per share—diluted (a)	$0.71	$1.06	$0.92	$1.00
Dividends per share	$0.09	$0.09	$0.125	$0.125
Stock price per share
High	$37.99	$53.62	$70.13	$71.73
Low	$28.16	$36.01	$48.00	$51.84
	2006(b)
Net sales	$2,678	$2,842	$2,809	$3,033
Gross margin (c)	566	646	617	636
Net earnings	135	220	171	189
Net earnings per share—basic (a)	$0.76	$1.20	$0.85	$0.95
Net earnings per share—diluted (a)	$0.68	$1.10	$0.84	$0.94
Dividends per share	$0.075	$0.075	$0.09	$0.09
Stock price per share
High	$27.65	$30.69	$31.24	$34.80
Low	$22.17	$25.06	$27.13	$29.39

(a)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share does not equal the full year earnings per share.

(b)
All 2006 and 2007 per share amounts were adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008 (See Note 17).

(c)
All 2006 gross margins were adjusted retrospectively to reflect a revision in our accounting policy related to shipping and handling costs (See Note 1).

        At December 31, 2007, there were approximately 3,539 holders of record of Cummins Inc.'s $2.50 par value common stock.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.

By:	/s/ JEAN S. BLACKWELL Jean S. Blackwell Executive Vice President and Chief Financial Officer (Principal Financial Officer)	By:	/s/ MARSHA L. HUNT Marsha L. Hunt Vice President—Corporate Controller (Principal Accounting Officer)

Date: February 26, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Theodore M. Solso	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2008
* F. Joseph Loughrey	Director, President and Chief Operating Officer	February 26, 2008
* Robert J. Darnall	Director	February 26, 2008
* John M. Deutch	Director	February 26, 2008
* Carl Ware	Director	February 26, 2008
* Alexis M. Herman	Director	February 26, 2008
* William I. Miller	Director	February 26, 2008

* Georgia R. Nelson	Director	February 26, 2008
* J. Lawrence Wilson	Director	February 26, 2008

By:	/s/ JEAN S. BLACKWELL Jean S. Blackwell Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3(a)	Restated Articles of Incorporation of Cummins Inc., as amended (incorporated by reference to DEF 14A dated April 5, 2007, by reference to Quarterly Report on Form 10-Q for the quarter ended March 25, 2001, by reference to Quarterly Report on Form 10-Q for the quarter ended April 3, 1994, by reference to Quarterly Report on Form 10-Q for the quarter ended October 1, 1989 and by reference to Form 8-K dated July 26, 1990).
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
10(a)	2003 Stock Incentive Plan, as amended (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2006).
10(b)	Target Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(c)	Deferred Compensation Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(d)	Key Employee Stock Investment Plan, as amended (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(e)	Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(f)	Financial Counseling Program (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 3, 1994).
10(h)	Deferred Compensation Plan for Non-Employee Directors, as amended, effective as of April 15, 1994 (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1994).
10(i)	Key Executive Compensation Protection Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10(j)	Excess Benefit Retirement Plan (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 2, 1994).
10(k)	Employee Stock Purchase Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1998).
10(l)	Retirement Plan for Non-Employee Directors of Cummins Inc., as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(m)	Three Year Performance Plan, as amended February 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).

10(n)	1992 Stock Incentive Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1995, Exhibit 10(s)).
10(o)	Restricted Stock Plan for Non-Employee Directors, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(p)	2006 Executive Retention Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005).
10(q)	Senior Executive Bonus Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 1996).
10(r)	Senior Executive Three Year Performance Plan, as amended February 11, 1997 (incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10(s)	Fifth Amendment of Cummins Inc. Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Annual Report on Form 10-K for the year ended December 31, 2005).
12	Calculation of Ratio of Earnings to Fixed Charges (filed herewith)
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

QuickLinks

Documents Incorporated by Reference
TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors Relating to Our Business
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Performance Graph (Unaudited)
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG CUMMINS, INC., S&P 500 INDEX AND PEER GROUP INDEX
ASSUMES $100 INVESTED ON JAN. 1, 2003 ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DEC. 31, 2007
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
MANAGEMENT'S REPORT TO SHAREHOLDERS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF EARNINGS
CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
CUMMINS INC. AND CONSOLIDATED SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
SELECTED QUARTERLY FINANCIAL DATA UNAUDITED
SIGNATURES
EXHIBIT INDEX