Form 10-Q
period 2008-03-30
CUMMINS INC
filed 2008-05-01
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2008

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

Large accelerated filer X     Accelerated filer     Non-accelerated filer     Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No X

As of March 30, 2008, there were 203,117,182 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company's Reports

Cummins maintains an internet website at www.cummins.com. Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission.

CUMMINS INC.  AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 30,	April 1,
	2008	2007
	Millions (except per share amounts)
NET SALES (a)	$3,474	$2,817
Cost of sales	2,767	2,265
GROSS MARGIN	707	552

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	351	283
Research, development and engineering expenses	103	80
Equity, royalty and interest income from investees (Note 5)	67	36
Other operating expense, net	1	2

OPERATING INCOME	319	223

Interest income	6	11
Interest expense	11	16
Other (expense) income, net	(10)	9
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	304	227

Income tax expense	102	75
Minority interest in income of consolidated subsidiaries	12	9
NET INCOME	$190	$143

EARNINGS PER COMMON SHARE
Basic	$0.97	$0.72
Diluted	$0.97	$0.71

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	195.1	200.0
Dilutive effect of stock compensation awards	1.3	1.1
Diluted	196.4	201.1

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.125	$0.09

(a) Includes sales to nonconsolidated equity investees of $512 million and $454 million for the three months ended March 30, 2008, and April 1, 2007, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30,	December 31,
	2008	2007
	Millions, (except par value)
ASSETS
Current assets
Cash and cash equivalents	$446	$577
Marketable securities	108	120
Accounts and notes receivable, net
Trade and other	1,948	1,754
Nonconsolidated equity investees	276	244
Inventories (Note 6)	1,877	1,692
Deferred income taxes	288	276
Prepaid expenses and other current assets	189	152
Total current assets	5,132	4,815
Long-term assets
Property, plant and equipment	4,377	4,313
Accumulated depreciation	(2,705)	(2,668)
Property, plant and equipment, net	1,672	1,645
Investments and advances related to equity method investees	588	514
Goodwill and other intangible assets, net	555	538
Deferred income taxes and other assets	678	683
Total assets	$8,625	$8,195
LIABILITIES
Current liabilities
Current portion of long-term debt and loans payable	$119	$119
Accounts payable (principally trade)	1,454	1,263
Current portion of accrued product warranty	347	337
Accrued compensation, benefits and retirement costs	286	441
Other accrued expenses	656	551
Total current liabilities	2,862	2,711
Long-term liabilities
Long-term debt	578	555
Pensions and other postretirement benefits	629	633
Other liabilities and deferred revenue	635	594
Total liabilities	4,704	4,493
Commitments and contingencies (Note 8)	—	—
MINORITY INTERESTS	313	293
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 300 shares authorized, 203.1 and 220.4 shares issued	1,726	1,719
Retained earnings	2,820	2,660
Treasury stock, at cost, 18.4 and 18.2 shares	(603)	(593)
Common stock held by employee benefits trust, at cost, 6.5 and 6.5 shares	(79)	(79)
Unearned compensation	(8)	(11)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(373)	(378)
Other	125	91
Total accumulated other comprehensive loss	(248)	(287)
Total shareholders’ equity	3,608	3,409
Total liabilities, minority interests and shareholders’ equity	$8,625	$8,195

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 30,	April 1,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
	Millions
Net income	$190	$143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	75	68
Net loss on disposal of property, plant and equipment	—	2
Deferred income taxes	(7)	31
Equity in earnings of investees, net of dividends	(39)	(12)
Minority interest in income of consolidated subsidiaries	12	9
Pension expense	18	24
Pension contributions	(17)	(61)
Other post-retirement benefits expense, net of cash payments	(6)	(1)
Stock-based compensation expense	8	6
Excess tax benefits on stock-based awards	(10)	(9)
Translation and hedging activities	6	(5)
Changes in current assets and liabilities, net of acquisitions and dispositions:
Accounts and notes receivable	(193)	(153)
Inventories	(165)	(165)
Other current assets	(5)	(6)
Accounts payable	164	126
Accrued expenses	(23)	(140)
Changes in long-term liabilities	25	15
Other, net	4	15
Net cash provided by (used in) operating activities	37	(113)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(90)	(48)
Investments in internal use software	(14)	(13)
Proceeds from disposals of property, plant and equipment	1	2
Investments in and advances to equity investees	(20)	(17)
Acquisition of businesses, net of cash acquired	(29)	(20)
Investments in marketable securities—acquisitions	(60)	(68)
Investments in marketable securities—liquidations	69	94
Other, net	(9)	(3)
Net cash used in investing activities	(152)	(73)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	42	4
Payments on borrowings and capital lease obligations	(47)	(101)
Net borrowings under short-term credit agreements	14	(2)
Distributions to minority shareholders	(6)	(6)
Dividend payments on common stock	(25)	(19)
Repurchases of common stock	(11)	(13)
Excess tax benefits on stock-based awards	10	9
Other, net	1	(7)
Net cash used in financing activities	(22)	(135)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	2
Net decrease in cash and cash equivalents	(131)	(319)
Cash and cash equivalents at beginning of year	577	840
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$446	$521

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

				Accumulated			Common
		Additional		Other			Stock		Total
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’
	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity
	Millions
BALANCE AT DECEMBER 31, 2006	$137	$1,500	$2,009		$(526)	$(212)	$(92)	$(14)	$2,802
Comprehensive income:
Net income			143						143
Other comprehensive income (loss):
Unrealized loss on derivatives				(1)					(1)
Foreign currency translation adjustments				47					47
Change in pensions and other postretirement defined benefit plans				(33)					(33)
Total comprehensive income									156
Issuance of shares		4				3			7
Stock splits	138	(138)							—
Acquisition of shares						(13)			(13)
Cash dividends on common stock			(19)						(19)
Other shareholder transactions		2	1					1	4
BALANCE AT APRIL 1, 2007	$275	$1,368	$2,134	$(513)		$(222)	$(92)	$(13)	$2,937

BALANCE AT DECEMBER 31, 2007	$551	$1,168	$2,660	$(287)		$(593)	$(79)	$(11)	$3,409
Comprehensive income:
Net income			190						190
Other comprehensive income (loss):
Unrealized loss on marketable securities				(3)					(3)
Unrealized gain on derivatives				20					20
Foreign currency translation adjustments				17					17
Change in pensions and other postretirement defined benefit plans				7					7
Total comprehensive income									231
Effect of changing pension plan measurement date pursuant to SFAS No. 158			(5)	(2)					(7)
Issuance of shares	3	2				1			6
Acquisition of shares						(11)			(11)
Cash dividends on common stock			(25)						(25)
Stock option exercises		(1)							(1)
Other shareholder transactions		3						3	6
BALANCE AT MARCH 30, 2008	$554	$1,172	$2,820	$(248	)(1)	$(603)	$(79)	$(8)	$3,608

(1) Comprised of defined benefit postretirement plans of $(373) million, foreign currency translation adjustments of $99 million, unrealized gain on marketable securities of $3 million and unrealized gain on derivatives of $23 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

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

NOTE 2. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period condensed financial statements.

Our reporting period ends on the Sunday closest to the last day of the quarterly calendar period. The first quarter of 2008 and 2007 ended on March 30, and April 1, respectively. The interim periods for both 2008 and 2007 contain 13 weeks. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

You should read these interim condensed financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our interim period financial results for the three month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on our Condensed Consolidated Financial Statements.  See Note 9 for further information regarding the adoption of this standard.

Accounting Pronouncements Issued But Not Yet Effective

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R), which is effective for fiscal years beginning after December 15, 2008.  SFAS 141R makes significant changes to both the accounting and disclosures related to the acquisition of a business and could materially impact how we account for future business combination transactions.  Because the standard will only impact transactions entered into after January 1, 2009, SFAS 141R will not impact our Condensed Consolidated Financial Statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which is effective for fiscal years beginning after December 15, 2008.  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. For Cummins, the most significant impact of the standard, at adoption, will be to reclass our minority interests ($313 million at March 30, 2008) to be included as a part of equity, which may affect certain performance and equity ratios.  We are currently evaluating the potential additional impact that SFAS 160 may have on our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and requires enhanced disclosures about a company’s derivative and hedging activities. We do not expect the adoption of SFAS 161 to have a material impact on our Condensed Consolidated Financial Statements, but are still evaluating the additional disclosure requirements.

NOTE 4.  PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement plans. Contributions to these plans during the first three months of 2008 and 2007 were as follows:

	Three months ended
	March 30,	April 1,
	2008	2007
	Millions
Defined benefit plans:
Voluntary	$12	$40
Mandatory	16	27
Total defined benefit plans	$28	$67
Defined contribution plans	$10	$11

We presently anticipate contributing $90 million to $100 million to our defined benefit pension plans in 2008 and paying approximately $60 million in claims and premiums for other postretirement benefits. The $90 million to $100 million of contributions for the full year includes voluntary contributions of $70 million to $75 million. These contributions and payments include payments from Company funds to either increase pension assets or to make direct payments to plan participants.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the company’s fiscal year end. Except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008, the provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006 and as such, were adopted during 2006.

We have adopted the measurement date provisions of SFAS 158 effective January 1, 2008. The majority of our pension and postretirement plans previously used a November 30 measurement date. All plans are now measured at December 31, consistent with the company’s fiscal year end. The non-cash effect of the adoption of the measurement date provisions of SFAS 158 decreased shareholders’ equity by approximately $7 million and increased long-term liabilities by approximately $10 million. There was no effect on our results of operations.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three months ended
	March 30,	April 1,	March 30,	April 1,	March 30,	April 1,
	2008	2007	2008	2007	2008	2007
	Millions
Service cost	$12	$11	$7	$8	$—	$—
Interest cost	29	27	16	15	8	8
Expected return on plan assets	(38)	(35)	(19)	(17)	—	—
Amortization of prior service cost (credit)	—	—	1	1	(3)	(3)
Recognized net actuarial loss	5	8	5	6	—	—
Other net periodic benefit cost	$8	$11	$10	$13	$5	$5

NOTE 5.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended
	March 30,	April 1,
	2008	2007
	Millions
North American distributors	$22	$15
Dongfeng Cummins Engine Co. Ltd.	14	6
Chongqing Cummins Engine Company Limited	7	5
Tata Cummins Ltd.	5	2
Cummins MerCruiser Diesel Marine LLC	4	3
Shanghai Fleetguard Filter Co., Ltd.	3	1
All others	7	1
Cummins share of net earnings	62	33
Royalty and interest income	5	3
Equity, royalty and interest income from investees	$67	$36

NOTE 6.  INVENTORIES

Inventories included the following:

	March 30,	December 31,
	2008	2007
	Millions
Finished products	$868	$770
Work-in-process and raw materials	1,096	1,007
Inventories at FIFO cost	1,964	1,777
Excess of FIFO over LIFO	(87)	(85)
Total inventories	$1,877	$1,692

NOTE 7.  PRODUCT WARRANTY LIABILITY

We charge the estimated costs of warranty programs, other than product recalls, to income at the time products are shipped to customers. We use historical claims experience to develop the estimated liability. We review product recall programs on a quarterly basis, and if necessary, record a liability when we commit to an action. We also sell extended warranty coverage on several engines. The following is a tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage:

	Three months ended
	March 30,	April 1,
	2008	2007
	Millions
Balance, beginning of period	$749	$652
Provision for warranties issued	107	79
Deferred revenue on extended warranty contracts sold	16	17
Payments	(95)	(74)
Amortization of deferred revenue on extended warranty contracts	(15)	(12)
Changes in estimates for pre-existing warranties	33	(14)
Foreign currency translation	1	1
Balance, end of period	$796	$649

The amount of deferred revenue related to extended coverage programs at March 30, 2008, was $188 million. At March 30, 2008, we had $18 million of receivables related to estimated supplier recoveries of which $8 million was included in “Receivables, net” and $10 million was included in “Other assets” on our Condensed Consolidated Balance Sheets.

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

The operating agreement will continue to be in effect until February 7, 2009.

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at March 30, 2008, was $8 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. The maximum potential loss related to these other guarantees is $4 million at March 30, 2008.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs. At March 30, 2008, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $18 million. However, based on current forecasts, we do not anticipate paying any penalties under these contracts.

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

Joint Venture Commitments

As of March 30, 2008, we have committed to invest $21 million into existing joint ventures and joint ventures that will be formed in 2008.  It is expected that $2 million will be funded in 2008, while $19 million will be funded in 2009.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FASB Staff Position (FSP) 157-2 “Partial Deferral of the Effective Date of Statement No. 157” (FSP 157-2), deferred the effective date of SFAS No. 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  We adopted this statement prospectively for our fiscal year beginning January 1, 2008, except for non-financial assets and non-financial liabilities as deferred until January 1, 2009 by FSP 157-2.  SFAS 157 does not require retroactive restatement of prior periods. The adoption of SFAS 157 did not materially impact our consolidated financial statements.

As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The company is able to classify fair value balances based on the observability of those inputs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by SFAS 157 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, listed equities and publicly traded bonds.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as over-the-counter forwards and options.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the company performs an analysis of all instruments subject to SFAS 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs. At March 30, 2008, we did not have any level 3 financial assets or liabilities.

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

The fair value measurement of derivatives results primarily from level 2 inputs. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We participate in commodity swap contracts, currency forward contracts, and interest rate swaps. We enter into hedging transactions with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant.  For more discussion regarding our derivative instruments, see Note 18 of our Annual Report on Form 10-K for the year ended December 31, 2007.

The following table summarizes the fair value of our financial instruments at March 30, 2008:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	Millions

Available-for-sale securities	$55	$53	$—	$108
Net derivative asset (1)	—	52	—	52
Total	$55	$105	$—	$160
(1) Includes approximately $4 million of Level 2 derivative liabilities, which are netted against derivative assets.

NOTE 10.  OPERATING SEGMENTS

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

A summary of operating results by segment for the three month periods is shown below:

	Engine	Power Generation	Components	Distribution	Non-segment items (1)	Total
	Millions
Three months ended March 30, 2008
External sales	$1,885	$581	$567	$441	$—	$3,474
Intersegment sales	324	206	253	4	(787)	—
Total sales	2,209	787	820	445	(787)	3,474
Depreciation and amortization (2)	44	11	15	4	—	74
Research, development and engineering expense	70	10	23	—	—	103
Equity, royalty and interest income from investees	33	5	4	25	—	67
Interest income	3	1	1	1	—	6
Segment EBIT	194	78	37	49	(43)	315

Three months ended April 1, 2007
External sales	$1,522	$531	$455	$309	$—	$2,817
Intersegment sales	243	144	202	—	(589)	—
Total sales	1,765	675	657	309	(589)	2,817
Depreciation and amortization (2)	41	10	14	2	—	67
Research, development and engineering expense	52	8	20	—	—	80
Equity, royalty and interest income from investees	17	3	(1)	17	—	36
Interest income	8	2	1	—	—	11
Segment EBIT	128	77	24	39	(25)	243

 (1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.

 (2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as Interest expense.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
	March 30,	April 1,
	2008	2007
	Millions
Segment EBIT	$315	$243
Less:
Interest expense	11	16
Income before income taxes and minority interests	$304	$227

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cummins Inc. and its consolidated subsidiaries are hereinafter sometimes referred to as "Cummins," "the Company," "the registrant,"  "we," "our," or "us."

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain parts of this quarterly report contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words, such as "anticipates," "expects," "forecasts," “intends," "plans," "believes," "seeks," "estimates" or similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward-looking statements include the following:

  price and product competition by foreign and domestic competitors, including new entrants;

  rapid technological developments of diesel engines;

  the ability to continue to introduce competitive new products in a timely, cost-effective basis;

  the sales mix of products;

  the continued achievement of lower costs and expenses;

  domestic and foreign governmental and public policy changes, including environmental regulations;

  protection and validity of patent and other intellectual property rights;

  reliance on large customers;

  technological, implementation and cost/financial risks in increasing use of large, multi-year contracts;

  the cyclical nature of some of our markets;

  the outcome of pending and future litigation and governmental proceedings;

  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

  other risk factors described in Part II of this report under the caption "Risk Factors."

In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations and other future factors.

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the "Financial Statements" section of our 2007 Annual Report on Form 10-K. Our MD&A is presented in the following sections:

  Executive Summary and Financial Highlights

  Results of Operations

  Operating Segment Results

  Liquidity and Capital Resources

  Off Balance Sheet Financing

  Application of Critical Accounting Estimates

  Recently Adopted and Recently Issued Accounting Pronouncements

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

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets.  Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels.  Our sales may also be impacted by OEM inventory levels and production schedules and stoppages.  Economic downturns in markets we serve generally result in reductions in sales and pricing of our products.  As a worldwide business, our operations are also affected by political, economic and regulatory matters, including environmental and emissions standards, in the countries we serve.  However, our geographic diversity and broad product and service offerings have helped limit the impact of any one industry and the economy of any single country upon our consolidated results.  In the first quarter of 2008, softness in the North American heavy-duty truck,  pick-up truck, recreational vehicle, and recreational marine markets continued and the United States economy began a downturn.  Despite these unfavorable conditions, we reported increased net sales and net income over the prior year period.  Approximately 54 percent of our 2007 sales came from countries other than the United States and that trend grew to 57 percent in the first quarter of 2008.  The diversity of our business portfolio has contributed to the significant organic growth we have experienced over the past several years continuing into 2008.

Financial highlights for the three months ended were as follows:

	Three months ended
	March 30, 2008	April 1, 2007
Consolidated Results	Millions (except earnings per share )
Net sales	$3,474	$2,817
Gross margin	707	552
Equity, royalty and interest income from investees	67	36
Operating income	319	223
Net income	190	143
Diluted earnings per share	$0.97	$0.71

We experienced strong operating performance in the first quarter of 2008 with net income of $190 million, or $0.97 per diluted share, on net sales of $3.5 billion, compared to first quarter 2007 net income of $143 million, or $0.71 per diluted share, on net sales of $2.8 billion.  First quarter net income and net sales increases were  led by record sales and earnings in our Engine segment.  In addition, we continued to see strong demand in our Power Generation, Components and Distribution segments as all reported strong sales increases.  Higher volumes and price realization led to improved gross margins which combined with a significant improvement in income from equity investees to increase net income 33 percent in the first quarter of 2008.

RESULTS OF OPERATIONS

	Three Months Ended		Favorable/(Unfavorable)
	March 30, 2008	April 1, 2007	Amount	Percent
	$ in millions
Net sales	$3,474	$2,817	$657	23%
Cost of sales	2,767	2,265	(502)	(22)%
Gross margin	707	552	155	28%
Operating expenses and income
Selling, general and administrative expenses	351	283	(68)	(24)%
Research, development and engineering expenses	103	80	(23)	(29)%
Equity, royalty and interest income from investees	67	36	31	86%
Other operating expense, net	1	2	1	50%
Operating income	319	223	96	43%
Interest income	6	11	(5)	(45)%
Interest expense	11	16	5	31%
Other (expense) income, net	(10)	9	(19)	NM %
Income before income taxes and minority interests	304	227	77	34%
Income tax expense	102	75	(27)	(36)%
Minority interests in income of consolidated subsidiaries	12	9	(3)	(33)%
Net income	$190	$143	$47	33%

Net Sales

The increase in net sales was led by record sales in our Engine segment.  Total sales in this segment increased $444 million, or 25 percent, led by increases in medium-duty truck, heavy-duty truck, and industrial sales.    Engine sales were up due to an increase in our North American market share over the first quarter of 2007 and weaker demand in the first quarter of 2007, resulting from the 2006 pre-buy to replace trucks ahead of the 2007 emissions regulations change, particularly the North American heavy-duty and medium-duty truck markets. Engine and part sales to industrial markets were 19 percent higher compared to last year despite slightly decreased volumes in some market segments.  Power Generation segment sales increased $112 million, or 17 percent, led by increased sales in our commercial and alternator businesses.  Components segment sales increased $163 million, or 25 percent, led by increased sales in our turbocharger and emission solutions businesses.  Distribution sales increased $136 million, or 44 percent, due to strong sales in parts and service and power generation and the acquisition of a majority ownership interest in a previously independent distributor during the first quarter of 2008.  The net sales of this distributor were approximately $37 million in the first quarter of 2008.  Intersegment eliminations increased $198 million, or 34 percent, compared to the first quarter of 2007.  See our “Operating Segment Results” section for further details on sales by segment.

Gross Margin

Gross margins improved primarily due to increased volumes and higher price realization which were partially offset by increased costs for new products and increased warranty expenses. Significant drivers impacting gross margins were as follows:

Three Months Ended
2008 vs. 2007
(in millions)
Change
Volume	$113
Price	83
Product mix	34
Incremental production costs	(15)
Warranty expense	(76)
Other	16
Total	$155

Gross margin as a percentage of sales increased by 0.8 percentage points as margin percentages increased in our Engine, Power Generation and Components segments.  In the Engine segment, margins improved as the result of volume increases and improved pricing of aftermarket parts and industrial engines. Increased sales volumes resulted from higher demand in industrial markets, an increase in our North American market share over the first quarter of 2007 and weaker demand in the first quarter of 2007, resulting from the 2006 pre-buy to replace trucks ahead of the 2007 emissions regulations change, particularly the North American heavy-duty and medium-duty truck markets. Sales increases were partially offset by higher new product costs and increased warranty costs.  The Components segment margins have improved slightly through improved manufacturing costs and benefits from exiting the Universal Silencer business in 2007.

The provision for warranties issued was 3.1 percent of consolidated sales in the first quarter compared to 2.8 percent for the same period in 2007.  The increase was expected and was driven by the mix of sales which includes a higher percentage of new products for which accrual rates are typically higher in the first eight quarters after product launch.  The first quarter of 2008 includes $33 million of unfavorable change in estimates, approximately half of which is related to pre-2007 products.  The majority of the remaining charge related to claims experience on early 2007 shipments that management does not expect to continue at the same rate due to actions taken to address the issues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to increased infrastructure investments, increased number of employees to provide for our growing business and increased compensation and related expenses of $20 million, which included salaries, variable compensation and fringe benefits and higher volume across most businesses.  Overall, selling, general and administrative expenses increased slightly as a percent of sales to 10.1 percent in the first quarter of 2008 compared to 10.0 percent in the first quarter of 2007.  Improvements in selling, general and administrative expenses as a percent of sales in the Engine and Distribution segments were offset by an increase in the Power Generation segment.

Research, Development and Engineering Expenses

Research, development and engineering expenses increased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to increased compensation expense, as well as higher spending on development programs for future products.  We have started to see increases in research, development and engineering expenses in the Engine segment related to new product development for 2010 as well as research, development and engineering expenses for growth platforms across geographies.  The Engine segment accounted for $18 million of the increase.  Fluctuations in other miscellaneous research, development and engineering expenses were not significant individually or in the aggregate.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees increased in the first quarter of 2008 compared to the first quarter of 2007 primarily due to an $8 million increase in earnings from Dongfeng Cummins Engine Company, Ltd.  and a $7 million increase from our North American distributors.  Other joint ventures showing increases compared to the same period in the prior year include Tata Cummins Ltd., Chongqing Cummins Engine Company Limited , Shanghai Fleetguard Filter Co., Ltd. and Cummins MerCruiser Diesel Marine LLC.

Other Operating Expense, Net

The major components of other operating expense are royalty income, amortization of intangible assets and loss on sale of fixed assets.  The decrease in other operating expense in the first quarter of 2008 compared to the first quarter of 2007 was primarily due to a $3 million increase in royalty income and a $2 million loss on the write off of assets in the first quarter of 2007, which was partially offset by a $2 million increase in amortization of other intangibles and an increase of $1 million in royalty expenses.  Other fluctuations in other operating expense were not significant individually or in the aggregate.

Interest Expense

Interest expense decreased due to lower average debt balances in the first quarter of 2008 compared with the first quarter of 2007.

Other (Expense) Income, Net

The major components of other (expense) income include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses.  The fluctuation in other (expense) income is due to foreign currency exchange losses of approximately $9 million in the first quarter of 2008, compared to foreign currency exchange gains of $8 million in the first quarter of 2007.  The unfavorable impact was primarily due to a weaker U.S. dollar, particularly compared to the Euro, and mark-to-market losses on derivative contracts.  There were no individual fluctuations in the components of miscellaneous income and expenses that were significant.

Income Tax Expense

Our effective tax rate for the first quarter of 2008 was 34 percent.  This rate was less than the 35 percent U.S. income tax rate primarily due to lower taxes on foreign earnings. Our effective tax rate for the first quarter of 2007 was 33 percent.  This rate was lower than 35 percent primarily due to research tax credits and lower taxes on foreign earnings. The effective tax rate for the remainder of the year is expected to approximate 34 percent absent any discrete period activity.

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

A summary of operating results by segment for the three month periods is shown below:

	Engine	Power Generation	Components	Distribution	Non-segment items (1)	Total
	(in millions)
Three months ended March 30, 2008
External sales	$1,885	$581	$567	$441	$—	$3,474
Intersegment sales	324	206	253	4	(787)	—
Total sales	2,209	787	820	445	(787)	3,474
Depreciation and amortization (2)	44	11	15	4	—	74
Research, development and engineering expenses	70	10	23	—	—	103
Equity, royalty and interest income from investees	33	5	4	25	—	67
Interest income	3	1	1	1	—	6
Segment EBIT	194	78	37	49	(43)	315
Three months ended April 1, 2007
External sales	$1,522	$531	$455	$309	$—	$2,817
Intersegment sales	243	144	202	—	(589)	—
Total sales	1,765	675	657	309	(589)	2,817
Depreciation and amortization (2)	41	10	14	2	—	67
Research, development and engineering expenses	52	8	20	—	—	80
Investee equity, royalty and interest income from investees	17	3	(1)	17	—	36
Interest income	8	2	1	—	—	11
Segment EBIT	128	77	24	39	(25)	243

(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.

(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as Interest expense.

    The tables below reconcile the segment information to the corresponding amounts in the Consolidated Statements of Income:

	March 30,	April 1,
	2008	2007

Segment EBIT	$315	$243
Less:
Interest expense	11	16
Earnings before income taxes and minority interests	$304	$227

Following is a discussion of operating results for each of our business segments.

Engine

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	March 30, 2008	April 1, 2007	Amount	Percent
External sales	$1,885	$1,522	$363	24%
Intersegment sales	324	243	81	33%
Total sales	2,209	1,765	444	25%
Depreciation and amortization	44	41	(3)	(7)%
Research, development and engineering expenses	70	52	(18)	(35)%
Equity, royalty and interest income from investees	33	17	16	94%
Interest income	3	8	(5)	(63)%
Segment EBIT	194	128	66	52%

Segment EBIT as a percentage of sales	8.8%	7.3%	1.5 percentage points

Sales

Engine segment sales increased in the first quarter of 2008, compared to the first quarter of 2007, primarily due to an increase in our North American market share over the first quarter of 2007 and weaker demand in the first quarter of 2007, resulting from the 2006 pre-buy to replace trucks ahead of the 2007 emissions regulations change, particularly the North American heavy-duty and medium-duty truck markets. Total on-highway-related sales were 55 percent of Engine segment sales during the first quarter of 2008, compared with 52 percent during the first quarter of 2007.  Industrial markets were mixed compared to the same period in 2007, with increased volumes in most markets, led by government and agriculture markets.

Segment EBIT

Engine segment EBIT increased in the first quarter of 2008, compared to the first quarter of 2007, primarily due to higher engine volumes across most on-highway markets, the accompanying gross margin impact of higher absorption of fixed manufacturing costs as well as improved pricing.  Gross margin increased $100 million, or 35 percent, quarter over quarter and gross margin percentage improved by 1.3 percentage points compared to the same period in 2007.  Selling, general and administrative expenses increased $21 million, or 16 percent, quarter over quarter, however selling, general and administrative expenses improved as a percentage of sales by 0.5 percentage points.  Research, development and engineering expenses increased $18 million, or 35 percent, compared to the same quarter last year and increased slightly as a percentage of sales compared to the prior period.

A summary and discussion of Engine sales by market follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	March 30, 2008	April 1, 2007	Amount	Percent
Heavy-duty truck	$536	$424	$112	26%
Medium-duty truck and bus	397	206	191	93%
Light-duty automotive and RV	275	288	(13)	(5)%
Total on-highway	1,208	918	290	32%
Industrial	733	617	116	19%
Stationary power	268	230	38	17%
Total sales	$2,209	$1,765	$444	25%

A summary of unit shipments by engine classification (including unit shipments for Power Generation) follows:

	Three months ended		Favorable/(Unfavorable)
	March 30, 2008	April 1, 2007	Amount	Percent
Midrange	114,200	107,200	7,000	7%
Heavy-duty	24,700	19,000	5,700	30%
High-horsepower	4,600	4,300	300	7%
Total unit shipments	143,500	130,500	13,000	10%

A summary of changes in unit shipments by market follows (excluding unit shipments to Power Generation):

	Unit Shipments by Market
	Percent Change 2008 vs. 2007
	Three months ended
	North American	International	Global

Heavy-duty	52%	2%	36%
Medium-duty truck	167%	32%	68%
Bus	70%	54%	60%
Light-duty automotive	(18)%	9%	(14)%
RV	165%	—%	165%
Industrial	(14)%	5%	(4)%
Total unit shipments	9%	15%	11%
Note: The total percent of shipments were 58% and 59% to North America and 42% and 41% to International, for the first quarter of 2008 and 2007, respectively.

Heavy-Duty Truck

The increase in sales to the heavy-duty truck market in the first quarter of 2008 was primarily driven by an increase in our North American market share over the first quarter of 2007, as well as weaker demand in 2007 from North American OEM’s as the result of the 2006 pre-buy to replace trucks ahead of the 2007 emissions regulations change.  We also experienced modest growth in our international sales.

Medium-Duty Truck and Bus

The increase in medium-duty truck and bus revenues in the first quarter of 2008 was primarily due to an increase in our North American market share over the first quarter of 2007, as well as weaker demand in 2007 from North American OEM’s as the result of the 2006 pre-buy to replace trucks ahead of the 2007 emissions regulations change. International sales were strong in the first quarter of 2008, primarily due to growth in Brazil related to strong economic performance.  The increase in overall bus sales is being driven by North American market share gains within the school bus market and strong international sales.

Light-Duty Automotive and RV

The decrease in light-duty automotive sales was primarily due to decreased demand from Chrysler related to the softening of the U.S. economy in the first quarter of 2008. First quarter Chrysler unit shipments decreased over last year by approximately 5,500 units, or 18 percent.  Global engine shipments to recreational vehicle OEMs increased compared with 2007 as a result of decreased engine purchases in the first quarter of 2007 resulting from the 2007 change in emissions standards and current year market share gains.

Industrial

Industrial sales increased in the first quarter of 2008, primarily due to increased sales in many of our international businesses as well as increased government sales in North America.  These increases were offset by decreases in most other markets in North America.  A summary and discussion of changes in Industrial unit sales by market follows:

Industrial Unit Shipments by Market
Percent Change 2008 vs. 2007
Three Months Ended
	North American	International	Global
Agriculture	(2)%	58%	9%
Construction	(23)%	3%	(8)%
Government	286%	(60)%	68%
Marine	(24)%	46%	26%
Mining	3%	6%	6%
Oil & Gas	2%	(83)%	(4)%
Rail	(27)%	(70)%	(63)%
Total industrial unit shipments	(14)%	5%	(4)%

The total percentage of international shipments increased in the first quarter of 2008 to 58 percent compared to 53 percent in the first quarter of 2007. The overall change in the geographic sales mix was due to the continued strength of the international marine, construction, mining and agriculture markets.  The international marine market is up due to strong demand for off-shore and inland waterway vessels and market share gains, while international construction demand is up due to global infrastructure development.  The international mining market demand was up slightly as the strength in commodity prices continued to drive investment in mining capacity.  North American construction and agriculture markets were down primarily as the result of a joint venture partner decision to source a newer platform out of its European facility.

Stationary Power

The increase in sales to stationary power markets is due to the increased intersegment sales to our Power Generation segment.  These sales are eliminated in our Condensed Consolidated Statements of Income.  See Power Generation for a discussion of the increase in sales.

Power Generation

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	March 30, 2008	April 1, 2007	Amount	Percent
External sales	$581	$531	$50	9%
Intersegment sales	206	144	62	43%
Total sales	787	675	112	17%
Depreciation and amortization	11	10	(1)	(10)%
Research, development and engineering expenses	10	8	(2)	(25)%
Equity, royalty and interest income from investees	5	3	2	67%
Interest income	1	2	(1)	(50)%
Segment EBIT	78	77	1	1%

Segment EBIT as a percentage of sales	9.9%	11.4%	(1.5) percentage points

Sales

Power Generation segment sales increased in the first quarter of 2008, compared to the first quarter of 2007, primarily due to increased sales of 23 percent in our commercial business and 18 percent in our alternator business as well as improved price realization.  Our commercial business, the largest line of business in this segment, increased as the result of strong demand across all regions, especially in India, the U.K. and the Middle East.  The alternator business also experienced strong international growth, especially in China and Europe.

Segment EBIT

Power Generation segment EBIT was relatively flat in dollars in the first quarter of 2008, compared to the first quarter of 2007, however segment EBIT decreased as a percentage of sales.   Increases in gross margin were offset by increases in selling, general and administrative expenses and research, development and engineering expenses.  Gross margin improved $25 million, or 20 percent, in the first quarter over the same period in 2007.  Gross margin percentage improved 0.5 percentage points compared to the same period in 2007 as improved pricing was partially offset by increased material costs and underabsorption of overhead in our consumer business.  Selling, general and administrative expenses increased $18 million, or 33 percent, over the first quarter of 2007, and selling, general and administrative expenses increased as a percentage of sales by 1.1 percentage points in the first quarter of 2008, compared to the same period in 2007.  The increase in selling, general and administrative expenses was primarily the result of investments in the sales force and infrastructure to support the growth in power generation markets globally.  Research, development and engineering expenses increased $2 million, or 25 percent, during the first quarter, compared to 2007 and remained flat as a percentage of sales compared to the same period in 2007.

A summary of Power Generation engine shipments (including engines sold in power generation units) during the quarter by engine category follows:

	Three months ended		Favorable/(Unfavorable)
	March 30, 2008	April 1, 2007	Amount	Percent
Midrange	7,700	8,000	(300)	(4)%
Heavy-duty	1,800	1,600	200	13%
High-horsepower	2,600	2,500	100	4%
Total unit shipments	12,100	12,100	—	—%

Components

Financial data for the Components segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	March 30, 2008	April 1, 2007	Amount	Percent
External sales	$567	$455	$112	25%
Intersegement sales	253	202	51	25%
Total sales	820	657	163	25%
Depreciation and amortization	15	14	(1)	(7)%
Research, development and engineering expenses	23	20	(3)	(15)%
Equity, royalty and interest income from investees	4	(1)	5	NM
Interest income	1	1	—	—%
Segment EBIT	37	24	13	54%

Segment EBIT as a percentage of sales	4.5%	3.7%	0.8 percentage points

Our Components segment includes the following businesses: filtration, turbochargers, emission solutions, and fuel systems.  Sales for our Components segment by business were as follows:

	Three months ended		Favorable/ (Unfavorable)
	March 30, 2008	April 1, 2007	Amount	Percent
	(in millions)
Filtration	$301	$296	$5	2%
Turbochargers	270	181	89	49%
Emission solutions	139	85	54	64%
Fuel systems	110	95	15	16%
Total sales	$820	$657	$163	25%

Sales

Components segment sales increased in the first quarter of 2008, compared to the first quarter of 2007, primarily due to increased sales of $89 million in our turbocharger business and $54 million in our emission solutions business compared to the same period in 2007.  The turbocharger business experienced strong growth in North America, Europe and Asia and benefited from the consolidation of a joint venture that we purchased in the second quarter of 2007 by $11 million. Our emission solutions business experienced strong sales in North America and Europe including sales of new products to allow its customers to meet new on-highway emissions standards. Our filtration business experienced slight sales growth despite the sale of Universal Silencer and the discontinuance of a product line in 2007 which contributed a combined $24 million in sales in the first quarter of 2007.

Segment EBIT

Components segment EBIT increased during the first quarter of 2008, compared to the first quarter of 2007, primarily due to increased volumes and improved gross margins in our turbocharger and filtration businesses.  Gross margin increased $25 million, or 27 percent, in the first quarter compared to the same period in 2007, and gross margin percentage increased slightly compared to the same period in 2007.  Components segment gross margins increased as the result of price realization and manufacturing efficiencies in the first quarter of 2008 in most of our businesses, however, these were partially offset by manufacturing inefficiencies in our emission solutions business, where management is starting to see improvement that should benefit future quarters.   Selling, general and administrative expenses increased $11 million, or 24 percent, compared to the first quarter of 2007, and remained flat as a percentage of sales.  Research, development and engineering expenses increased $3 million, or 15 percent, compared to the first quarter of 2007, however improved slightly as a percentage of sales.

Distribution

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/(Unfavorable)
$ in millions	March 30, 2008	April 1, 2007	Amount	Percent
External sales	$441	$309	$132	43%
Intersegment sales	4	—	4	NM
Total sales	445	309	136	44%
Depreciation and amortization	4	2	(2)	(100)%
Equity, royalty and interest income from investees	25	17	8	47%
Interest income	1	—	1	NM
Segment EBIT	49	39	10	26%

Segment EBIT as a percentage of sales	11.0%	12.6%	(1.6) percentage points

Sales

Distribution segment sales increased in the first quarter of 2008, compared to the first quarter of 2007, primarily due to organic growth in all regions.  The higher sales were led by increases in parts and service volumes, followed by engine volumes and power generation volumes.  We also experienced sales growth of $37 million from the acquisition of a majority ownership interest in a previously independent distributor during the first quarter of 2008 and favorable impacts from foreign currency translation.

Segment EBIT

Distribution segment EBIT increased in the first quarter of 2008, compared to the first quarter of 2007, however segment EBIT decreased as a percentage of sales.  Excluding the distributor acquisition, segment EBIT as a percentage of sales was 12.4 percent.  Gross margins increased primarily due to increased sales volumes in parts and service, power generation and engine; and an increase in investee equity, royalty and interest income primarily attributable to a $7 million increase from our North American joint ventures.   Gross margin in the first quarter of 2008 increased $17 million, or 25 percent, over the same period in 2007, as the result of increased sales volumes.  In addition, gross margin percentage decreased by nearly one percentage point over the first quarter of 2007.  Selling, general and administrative expenses increased $10 million, or 19 percent, however selling, general and administrative expenses improved over one percentage point as a percentage of sales.

Geographic Markets

Sales to international markets for the first quarter of 2008 were 57 percent of consolidated net sales, compared with 54 percent of consolidated net sales in the first quarter of 2007.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three months ended,
$ in millions	March 30, 2008		April 1, 2007
United States	$1,492	43%	$1,295	46%
Asia/Australia	716	21%	516	18%
Europe/CIS	646	18%	500	18%
Mexico/Latin America	335	10%	256	9%
Canada	117	3%	85	3%
Africa/Middle East	168	5%	165	6%
Total international	1,982	57%	1,522	54%
Total consolidated net sales	$3,474	100%	$2,817	100%

LIQUIDITY AND CAPITAL RESOURCES

Management's Assessment of Liquidity

We believe our financial condition and liquidity are strong.  We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  At March 30, 2008, we believe our liquidity with cash and cash equivalents of $446 million, marketable securities of $108 million, $615 million available under our revolving credit facility, $278 million, based on eligible receivables, available under our accounts receivable program and $98 million available under international credit facilities together with our operating cash flows and borrowing capacity provide us with the financial flexibility needed to fund working capital, debt service obligations, capital expenditures, projected pension obligations, common stock repurchases, dividend payments and expansion in emerging markets. As of March 30, 2008, there were no amounts outstanding under our revolving credit facility or our receivable sales program.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

	March 30,	December 31,
	2008	2007
	$ in millions
Current assets	$5,132	$4,815
Current liabilities	2,862	2,711
Working capital	$2,270	$2,104
Current ratio	1.79	1.78
Days’ sales in receivables	55	53
Inventory turnover	5.9	6.5

Current assets increased $317 million, primarily due to a $226 million increase in receivables driven by the increase in net sales and a $185 million increase in inventories as the businesses ramp up to meet increasing demand.  These increases were partially offset by a $131 million decline in cash and cash equivalents (see Cash Flows below).

Current liabilities increased $151 million, primarily due to an increase in accounts payables of $191 million and increases in accrued product warranty and other accrued liabilities of $10 million and $105 million, respectively, all due to business expansions.  These increases were partially offset by a decline in accrued compensation, benefits and retirement costs of $155 million.

Cash Flows

The following table summarizes the key elements of our cash flows for the three month periods:

	March 30, 2008	April 1, 2007
	Millions
Net cash provided by (used in) operating activities	$37	$(113)
Net cash used in investing activities	(152)	(73)
Net cash used in financing activities	(22)	(135)
Effect of exchange rate changes on cash	6	2
Net decrease in cash and cash equivalents	$(131)	$(319)

Operating Activities

Net cash provided by operating activities increased $150 million in the first three months of 2008, compared to the first three months of 2007.  The improvement was primarily due to a $116 million positive change associated with working capital, higher net income of $47 million and $44 million decrease in pension contributions, partially offset by a $38 million decrease in the deferred income tax provision.  The major components of the change in working capital are as follows: a $40 million higher increase in receivables, primarily as a result of improved net sales, a $38 million increase in accounts payable due to increased costs around expansion and timing and a $117 million lower decrease in accrued expenses driven by increased sales of extended warranty contracts and timing of various other expenses.

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  Better than expected investment returns in recent years and additional voluntary contributions have improved the funded status of all plans, helping to minimize future required funding. We continued making additional pension contributions by contributing $17 million to our pension plans during the quarter.  Our qualified pension plans are currently over 100 percent funded. We anticipate making contributions of $90 million to $100 million to our pension plans in 2008 and paying approximately $60 million in claims and premiums for other postretirement benefits. The $17 million of pension contributions in the first quarter of 2008 included voluntary contributions of $12 million.  These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

Investing Activities

Net cash used in investing activities increased $79 million in the first three months of 2008, compared to the first three months of 2007. The increase was primarily due to a $42 million increase in capital expenditures, a $17 million change in marketable securities and higher investments in businesses of $9 million and equity investees of $3 million.

Capital expenditures for the first quarter of 2008 increased 88 percent over the same period in 2007 to support our growth, and included investments to increase capacity and to fund development of our new products. Our investments in capacity improvements and development of new products are accelerating across all of our businesses. We continue to invest at least half of our capital in low-cost regions of the world to further leverage our opportunities for cost reduction and future growth opportunities. Capital expenditures for the first quarter of 2008 were $90 million.  We expect capital expenditures to total approximately $550 million to $600 million in 2008.

Financing Activities

Net cash used in financing activities decreased $113 million in the first three months of 2008, compared to the first three months of 2007. The majority of the decrease in cash outflows was due to the $54 million decrease in outflows related to borrowings and capital leases, primarily related to the payment of approximately $62 million of our $120 million 6.75% debentures repaid on February 15, 2007 and the $25 million term loan at Consolidated Diesel Company in the first quarter of 2008. An increase of $38 million in proceeds from borrowings and a $16 million increase in net borrowings under short-term credit agreements also contributed to the reduction in net cash used in financing activities.

In December 2007, the Board of Directors authorized the acquisition of up to $500 million of Cummins common stock.  We began making purchases under the plan in March 2008 and have purchased $11 million of stock as of March 30, 2008.  The share repurchase program, along with investments in our growth, are expected to be a significant use of our cash flows in 2008 and future years, however, total repurchases may vary quarter to quarter depending on other investing and financing activities, market conditions, or restrictions.

Our total debt was $697 million as of March 30, 2008, compared with $695 million at April 1, 2007. Total debt as a percent of our total capital, including total long-term debt, was 16.2 percent at March 30, 2008, compared to 19.1 percent at April 1, 2007.

Financial Covenants and Credit Rating

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There have been no events in the first quarter of 2008 to impede our compliance with these covenants.

On March 10, 2008, Standard & Poor's (S&P) upgraded our senior unsecured debt ratings from "BBB-" to "BBB" and revised our outlook to stable citing Cummins' improved operating performance over the past several years, including during the expected emissions-related downturn in heavy-duty truck demand in 2007, combined with significant on- and off-balance sheet debt reduction, and increased business diversification.

Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor's	BBB	NR	Stable
Fitch	BBB	BBB	Stable

OFF BALANCE SHEET FINANCING

A discussion of our off balance sheet financing arrangements may be found in Item 7 of our 2007 Annual Report on Form 10-K.  There have been no material changes in this information since the filing of our 2007 Annual Report on Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements of our 2007 Annual Report on Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

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

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.  A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2007 Annual Report on Form 10-K under the caption "APPLICATION OF CRITICAL ACCOUNTING ESTIMATES."  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2008.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 "Recently Adopted and Recently Issued Accounting Pronouncements" in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2007 Annual Report on Form 10-K.  There have been no material changes in this information since the filing of our 2007 Annual Report on Form 10-K.

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

b.)   Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended March 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We also establish reserves for matters in which losses are probable and can be reasonably estimated.  We have also been identified as a potentially responsible party at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our 2007 Annual Report on Form 10-K under "Environmental Compliance-Other Environmental Statutes and Regulations."  We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings.  While we believe we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals.  Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future.  The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 13, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K. There has been no material change in this information since the filing of our 2007 Annual Report on Form 10-K.

ITEM 1A.  Risk Factors

In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, "Item 1A. Risk Factors Relating to our Business" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K or the Disclosure Regarding Forward-Looking Statements in this Quarterly Report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – February 3, 2008	—	$—	—	47,158
February 4 – March 2, 2008	—	—	—	58,517
March 3 – March 30, 2008	220,000	49.35	220,000	65,190
Total	220,000	$49.35	220,000

 (1) Shares purchased represent shares under the 2007 Board authorized repurchase program (for up to $500 million of Cummins common shares) and the Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan).

 (2) These values reflect shares held in loan status for our Key Employee Stock Investment Plan. The $500 million repurchase program authorized by the Board of Directors in 2007 does not limit the number of shares that may be purchased and was excluded from this column.

In December 2007, the Board of Directors authorized the acquisition of up to $500 million worth of Cummins common stock in addition to what had been acquired under previous authorizations.

During the first quarter of 2008, we repurchased no shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  There is no maximum amount of shares that we may purchase under this plan.

During the first quarter of 2008, we issued 210 shares of restricted stock as compensation to our non-employee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the “Securities Act”) pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act.

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
Date: April 30, 2008

By:	/s/ Jean S. Blackwell	By:	/s/ Marsha L. Hunt
	JEAN S. BLACKWELL Executive Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)