Form 10-Q
period 2008-06-29
CUMMINS INC
filed 2008-08-04
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2008

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

As of June 29, 2008, there were 202,701,208 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company's Reports

Cummins maintains an internet website at www.cummins.com.  Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission.

CUMMINS INC.  AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	in millions (except per share amounts)
NET SALES (a)	$3,887	$3,343	$7,361	$6,160
Cost of sales	3,008	2,673	5,775	4,938
GROSS MARGIN	879	670	1,586	1,222

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	370	314	721	597
Research, development and engineering expenses	104	74	207	154
Equity, royalty and interest income from investees (Note 5)	69	52	136	88
Flood damage expenses (Note 11)	6	--	6	--
Other operating income (expense), net	--	7	(1)	5

OPERATING INCOME	468	341	787	564

Interest income	4	7	10	18
Interest expense	12	14	23	30
Other (expense) income, net	(3)	6	(13)	15

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	457	340	761	567

Income tax expense	147	112	249	187
Minority interests in income of consolidated subsidiaries	17	14	29	23
NET INCOME	$293	$214	$483	$357

EARNINGS PER COMMON SHARE
Basic	$1.50	$1.07	$2.47	$1.79
Diluted	$1.49	$1.06	$2.46	$1.77

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	195.2	199.9	195.1	200.0
Dilutive effect of stock compensation awards	1.4	1.4	1.4	1.2
Diluted	196.6	201.3	196.5	201.2

CASH DIVIDENDS DECLARED PER SHARE	$0.125	$0.09	$0.25	$0.18

(a) Includes sales to nonconsolidated equity investees of $570 million and $1,082 million and $368 million and $822 million for the three and six months ended June 29, 2008, and July 1, 2007, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 29,	December 31,
	2008	2007
	in millions (except par value)
ASSETS
Current assets
Cash and cash equivalents	$522	$577
Marketable securities	107	120
Accounts and notes receivable, net
Trade and other	2,079	1,754
Nonconsolidated equity investees	298	244
Inventories (Note 6)	1,924	1,692
Deferred income taxes	296	276
Prepaid expenses and other current assets	186	152
Total current assets	5,412	4,815
Long-term assets
Property, plant and equipment	4,443	4,313
Accumulated depreciation	(2,743)	(2,668)
Property, plant and equipment, net	1,700	1,645
Investments and advances related to equity method investees	629	514
Goodwill and other intangible assets, net	572	538
Deferred income taxes and other assets	642	683
Total assets	$8,955	$8,195

LIABILITIES
Current liabilities
Current portion of long-term debt and loans payable	$71	$119
Accounts payable (principally trade)	1,460	1,263
Current portion of accrued product warranty	372	337
Accrued compensation, benefits and retirement costs	338	441
Other accrued expenses	695	551
Total current liabilities	2,936	2,711
Long-term liabilities
Long-term debt	586	555
Pensions and other postretirement benefits	619	633
Other liabilities and deferred revenue	673	594
Total liabilities	4,814	4,493
Commitments and contingencies (Note 8)	—	—

MINORITY INTERESTS	309	293

SHAREHOLDERS' EQUITY
Common stock, $2.50 par value, 500 shares authorized, 221.5 and 220.4 shares issued	1,734	1,719
Retained earnings	3,087	2,660
Treasury stock, at cost, 18.8 and 18.2 shares	(634)	(593)
Common stock held by employee benefits trust, at cost, 6.5 and 6.5 shares	(79)	(79)
Unearned compensation	(7)	(11)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(368)	(378)
Other	99	91
Total accumulated other comprehensive loss	(269)	(287)
Total shareholders’ equity	3,832	3,409
Total liabilities, minority interests and shareholders’ equity	$8,955	$8,195

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 29,	July 1,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	in millions
Net income	$483	$357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	142
Net gain on disposal of property, plant and equipment	(2)	(4)
Deferred income taxes	14	47
Equity in earnings of investees, net of dividends	(62)	(22)
Minority interest in income of consolidated subsidiaries	29	23
Pension expense (Note 4)	36	49
Pension contributions	(39)	(102)
Other post-retirement benefits expense, net of cash payments	(5)	(16)
Stock-based compensation expense	17	12
Excess tax benefits on stock-based awards	(12)	(10)
Translation and hedging activities	8	(8)
Changes in current assets and liabilities, net of acquisitions and dispositions:
Accounts and notes receivable	(316)	(287)
Inventories	(202)	(236)
Other current assets	(16)	(10)
Accounts payable	172	215
Accrued expenses	102	(39)
Changes in long-term liabilities	47	37
Other, net	(6)	8
Net cash provided by operating activities	406	156

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(201)	(108)
Investments in internal use software	(36)	(28)
Proceeds from disposals of property, plant and equipment	10	19
Investments in and advances to equity investees	(41)	(28)
Acquisition of businesses, net of cash acquired	(76)	(20)
Investments in marketable securities—acquisitions	(158)	(194)
Investments in marketable securities—liquidations	159	191
Other, net	(13)	(8)
Net cash used in investing activities	(356)	(176)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	77	4
Payments on borrowings and capital lease obligations	(101)	(115)
Net borrowings under short-term credit agreements	1	(8)
Distributions to minority shareholders	(6)	(10)
Dividend payments on common stock	(51)	(38)
Repurchases of common stock	(45)	(36)
Excess tax benefits on stock-based awards	12	10
Other, net	2	(6)
Net cash used in financing activities	(111)	(199)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6	5
Net decrease in cash and cash equivalents	(55)	(214)
Cash and cash equivalents at beginning of year	577	840
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$522	$626

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated			Common
		Additional		Other			Stock		Total
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’
	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity
	in millions
BALANCE AT DECEMBER 31, 2006	$137	$1,500	$2,009		$(526)	$(212)	$(92)	$(14)	$2,802
Comprehensive income:
Net income			357						357
Other comprehensive income (loss):
Unrealized gain on derivatives				4					4
Foreign currency translation adjustments				74					74
Change in pensions and other postretirement defined benefit plans				(25)					(25)
Total comprehensive income									410
Issuance of shares	1	6				3			10
Stock splits	138	(138)
Acquisition of shares						(36)			(36)
Cash dividends on common stock			(38)						(38)
Stock option exercises		1							1
Other shareholder transactions		8	1					1	10
BALANCE AT JULY 1, 2007	$276	$1,377	$2,329	$(473)		$(245)	$(92)	$(13)	$3,159

BALANCE AT DECEMBER 31, 2007	$551	$1,168	$2,660	$(287)		$(593)	$(79)	$(11)	$3,409
Comprehensive income:
Net income			483						483
Other comprehensive income (loss):
Unrealized loss on marketable securities				(4)					(4)
Unrealized gain on derivatives				18					18
Foreign currency translation adjustments				(6)					(6)
Change in pensions and other postretirement defined benefit plans				12					12
Total comprehensive income									503
Effect of changing pension plan measurement date pursuant to SFAS No. 158			(5)	(2)					(7)
Issuance of shares	3	(1)							2
Acquisition of shares						(45)			(45)
Cash dividends on common stock			(51)						(51)
Stock option exercises		(1)				4			3
Other shareholder transactions		14						4	18
BALANCE AT JUNE 29, 2008	$554	$1,180	$3,087	$(269	)(1)	$(634)	$(79)	$(7)	$3,832

(1) Comprised of defined benefit postretirement plans of $(368) million, foreign currency translation adjustments of $76 million, unrealized gain on marketable securities of $2 million and unrealized gain on derivatives of $21 million.

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

Our reporting period ends on the Sunday closest to the last day of the quarterly calendar period. The second quarter of 2008 and 2007 ended on June 29, and July 1, respectively. The interim periods for both 2008 and 2007 contain 13 weeks. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

Comprehensive income is comprised of net income, as well as adjustments for foreign currency translation, marketable securities, derivative instruments designated as cash flow hedges and pension and other postretirement defined benefits. Total comprehensive income for the three and six months ended June 29, 2008, was $272 million and $503 million, respectively. Total comprehensive income for the three and six months ended July 1, 2007, was $254 million and $410 million, respectively.

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

NOTE 3. RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, "Fair Value Measurements" (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on our Condensed Consolidated Financial Statements.  See Note 9 for further information regarding the adoption of this standard.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (SFAS 160), which is effective for fiscal years beginning after December 15, 2008.  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. For Cummins, the most significant impact of the standard, at adoption, will be to reclass our minority interests ($309 million at June 29, 2008) to be included as a part of equity, which may affect certain performance and equity ratios.  We are currently evaluating the potential additional impact that SFAS 160 may have on our Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS 161), which is effective for fiscal years beginning after November 15, 2008. SFAS 161 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) and requires enhanced disclosures about a company’s derivative and hedging activities. We do not expect the adoption of SFAS 161 to have a material impact on our Condensed Consolidated Financial Statements, but are still evaluating the additional disclosure requirements.

NOTE 4.  PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor both funded and unfunded domestic and foreign defined benefit pension and postretirement plans. Contributions to these plans for the three and six month periods ended June 29, 2008 and July 1, 2007, respectively were as follows:

	Three months ended			Six months ended
	June 29,	July 1,		June 29,	July 1,
	2008	2007		2008	2007
			in millions
Defined benefit plans:
Voluntary	$12	$20		24	60
Mandatory	14	41		30	68
Total defined benefit plans	$26	$61		54	128
Defined contribution plans	$8	$4		18	15

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the company’s fiscal year end. Except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008, the provisions of SFAS 158 were effective for fiscal years ending after December 15, 2006 and as such, were adopted during 2006.

We have adopted the measurement date provisions of SFAS 158 effective January 1, 2008. The majority of our pension and postretirement plans previously used a November 30 measurement date. All plans are now measured at December 31, consistent with the company’s fiscal year end. The non-cash effect of the adoption of the measurement date provisions of SFAS 158 decreased shareholders’ equity by approximately $7 million ($5 million after-tax) and increased long-term liabilities by approximately $10 million. There was no effect on our results of operations.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three months ended
	June 29,	July 1,	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007	2008	2007
	in millions
Service cost	$12	$12	$7	$8	$—	$—
Interest cost	29	27	16	16	8	7
Expected return on plan assets	(38)	(35)	(19)	(18)	—	—
Amortization of prior service cost (credit)	—	(1)	1	1	(2)	(2)
Recognized net actuarial loss (gain)	5	8	5	7	(1)	—
Net periodic benefit cost	$8	$11	$10	$14	$5	$5

	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Six months ended
	June 29,	July 1,	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007	2008	2007
	in millions
Service cost	$24	$23	$14	$16	$—	$—
Interest cost	58	54	32	31	16	15
Expected return on plan assets	(76)	(70)	(38)	(35)	—	—
Amortization of prior service cost (credit)	—	(1)	2	2	(5)	(5)
Recognized net actuarial loss (gain)	10	16	10	13	(1)	—
Net periodic benefit cost	$16	$22	$20	$27	$10	$10

NOTE 5.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	in millions
North American distributors	$24	$22	$46	$37
Dongfeng Cummins Engine Company, Ltd	20	11	34	17
Chongqing Cummins Engine Company, Ltd	7	5	14	10
Tata Cummins Ltd.	2	4	7	6
Cummins MerCruiser Diesel Marine LLC.	2	4	6	7
Shanghai Fleetguard Filter Co. Ltd.	2	2	5	3
All others	6	2	13	3
Cummins share of net earnings	63	50	125	83
Royalty and interest income	6	2	11	5
Equity, royalty and interest income from investees	$69	$52	$136	$88

NOTE 6.  INVENTORIES

Inventories included the following:

	June 29,	December 31,
	2008	2007
	in millions
Finished products	$945	$770
Work-in-process and raw materials	1,075	1,007
Inventories at FIFO cost	2,020	1,777
Excess of FIFO over LIFO	(96)	(85)
Total inventories	$1,924	$1,692

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

	Six months ended
	June 29,	July 1,
	2008	2007
	in millions
Balance, beginning of period	$749	$652
Provision for warranties issued	218	182
Deferred revenue on extended warranty contracts sold	43	32
Payments	(175)	(150)
Amortization of deferred revenue on extended warranty contracts	(31)	(24)
Changes in estimates for pre-existing warranties	50	(13)
Foreign currency translation	―	3
Balance, end of period	$854	$682

The amount of deferred revenue related to extended coverage programs at June 29, 2008, was $200 million. At June 29, 2008, we had $16 million of receivables related to estimated supplier recoveries of which $7 million was included in "Trade and other" receivables and $9 million was included in "Deferred income taxes and other assets" on our Condensed Consolidated Balance Sheets.

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

U.S. Distributor Guarantees

Since 1997 we have had an operating agreement with a financial institution that requires us to guarantee revolving loans, equipment term loans and leases, real property loans and letters of credit made by the financial institution to certain independent Cummins distributors in the United States, and to certain distributors in which we own an equity interest. In the first quarter of 2006, we amended, restated and simplified the terms of the operating agreement and removed the Cummins guarantee of distributor borrowings.

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at June 29, 2008, was $8 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. The maximum potential loss related to these other guarantees is $4 million at June 29, 2008.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances. At June 29, 2008, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $111 million, of which $93 million relates to a new contract executed in the second quarter of 2008. We entered into this contract with an engine parts supplier that would require a maximum penalty of $93 million from 2008 to 2013, if we did not meet our minimum purchase requirements for all six years. However, based on current forecasts, we do not anticipate paying any penalties under these contracts.  This arrangement enables us to secure critical components important to our growth.

In July 2008, Beijing Foton Cummins Engine Company (BFCEC), a 50% owned entity accounted for under the equity method,  entered into a line of credit agreement for borrowing capacity of up to $175 million (at current exchange rates).  The line will be used primarily to fund equipment purchases for the new manufacturing plant.  As a part of this transaction, we guaranteed 50% of any outstanding borrowings up to a maximum guarantee of $88 million (at current exchange rates).  As BFCEC borrows funds under this line, we will record a liability for the fair value of this guarantee in accordance with FASB Interpretation No. 45.  The liability will be adjusted quarterly as the balance in the line of credit changes.  The offset to this liability will be an increase in our investment in the joint venture.

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

Joint Venture Commitments

As of June 29, 2008, we have committed to invest $3 million into existing joint ventures. It is expected that $1 million will be funded in 2008, while $2 million will be funded in 2009.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007.  FASB Staff Position (FSP) 157-2 "Partial Deferral of the Effective Date of Statement No. 157" (FSP 157-2), deferred the effective date of SFAS 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  We adopted this statement prospectively for our fiscal year beginning January 1, 2008, except for non-financial assets and non-financial liabilities as deferred until January 1, 2009, by FSP 157-2.  SFAS 157 does not require retroactive restatement of prior periods. The adoption of SFAS 157 did not materially impact our consolidated financial statements.

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At each balance sheet date, the company performs an analysis of all instruments subject to SFAS 157 and includes in level 3 all of those whose fair value is based on significant unobservable inputs. At June 29, 2008, we did not have any level 3 financial assets or liabilities.

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

The fair value measurement of derivatives results primarily from level 2 inputs. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We participate in commodity swap contracts, currency forward contracts, and interest rate swaps. We enter into hedging transactions with banking institutions that have strong credit ratings, and thus the credit risk associated with these contracts is not considered significant.  For more discussion regarding our derivative instruments, see Note 18 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following table summarizes the fair value of our financial instruments at June 29, 2008:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	in millions

Available-for-sale securities	$53	$54	$—	$107
Net derivative asset (1)	—	38	—	38
Total	$53	$92	$—	$145
(1)Includes approximately $2 million of Level 2 derivative liabilities, which are netted against derivative assets.

NOTE 10.   ACQUISITION OF BUSINESSES

During the first six months of 2008, we purchased a majority interest in two previously independent North American distributors in order to increase our ownership interests in key portions of the distribution channel. The acquisitions were accounted for under the purchase method of accounting and resulted in an aggregate purchase price of $76 million which we funded with $54 million of borrowings and $22 million of cash. The assets of the acquired businesses were primarily accounts receivable, inventory and fixed assets. No goodwill was generated from either transaction. During the first three months of 2007, we purchased the remaining interest in a manufacturing joint venture and acquired ownership of an international independent distributor for approximately $20 million. We recorded goodwill of $13 million for these two transactions.

NOTE 11.   FLOOD DAMAGE

In June 2008, Columbus, Indiana experienced significant flooding which impacted some of our facilities. One manufacturing facility was partially flooded. Our technical center, which houses engineering staff and contains dynamometer test cells and labs, was more severely impacted by the event which caused temporary displacement of the engineering workforce and suspension of testing for approximately five weeks. Critical testing was transferred to other Cummins facilities and external suppliers to minimize the interruption.

We have insurance, subject to a deductible, which covers the physical damage to the facilities, costs of clean up and repair and business interruption that will limit the economic impact of this event to the company. In the second quarter of 2008, we recorded a charge of $6 million representing the insurance deductible for this event and we anticipate that all other costs will be reimbursed through our insurance coverage.  The clean up costs are estimated to range from $45 million to $50 million and will be spent over the remainder of 2008. We estimate the replacement value of assets impacted was approximately $90 million and we anticipate that asset replacements will be reflected in capital spending over the next six quarters. Most of these assets were fully depreciated at the time of the flood.   Although this claim is significant we believe we have sufficient insurance coverage after this claim for any future events.

We are using our research and engineering facilities in other regions not impacted by the flood to continue our engineering and development activities. We have already resumed operations in our test cells and will secure additional testing capacity outside our facility at additional cost.

We are confident that our insurance coverage will limit the impact of this event.

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

A summary of operating results by segment for the three and six month periods is shown below:

	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
	in millions
Three months ended June 29, 2008
External sales	$2,030	$692	$584	$581	$—	$3,887
Intersegment sales	356	246	271	—	(873)	—
Total sales	2,386	938	855	581	(873)	3,887
Depreciation and amortization(2)	46	11	18	7	—	82
Research, development and engineering expense	70	10	24	—	—	104
Equity, royalty and interest income from investees	32	6	3	28	—	69
Interest income	2	1	1	—	—	4
Segment EBIT	221	115	77	68	(12)	469

Three months ended July 1, 2007
External sales	$1,855	$605	$516	$367	$—	$3,343
Intersegment sales	254	164	241	1	(660)	—
Total sales	2,109	769	757	368	(660)	3,343
Depreciation and amortization(2)	46	10	15	3	—	74
Research, development and engineering expense	51	9	14	—	—	74
Equity, royalty and interest income from investees	25	4	(1)	24	—	52
Interest income	6	1	—	—	—	7
Segment EBIT	186	88	48	46	(14)	354

Six months ended June 29, 2008
External sales	$3,915	$1,273	$1,151	$1,022	$—	$7,361
Intersegment sales	680	452	524	4	(1,660)	—
Total sales	4,595	1,725	1,675	1,026	(1,660)	7,361
Depreciation and amortization(2)	90	22	33	11	—	156
Research, development and engineering expense	140	20	47	—	—	207
Equity, royalty and interest income from investees	65	11	7	53	—	136
Interest income	5	2	2	1	—	10
Segment EBIT	415	193	114	117	(55)	784

Six months ended July 1, 2007
External sales	$3,377	$1,136	$971	$676	$—	$6,160
Intersegment sales	497	308	443	1	(1,249)	—
Total sales	3,874	1,444	1,414	677	(1,249)	6,160
Depreciation and amortization(2)	87	20	29	5	—	141
Research, development and engineering expense	103	17	34	—	—	154
Equity, royalty and interest income from investees	42	7	(2)	41	—	88
Interest income	14	3	1	—	—	18
Segment EBIT	314	165	72	85	(39)	597

(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses including flood related expenses.

(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as Interest expense.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	in millions
Segment EBIT	$469	$354	$784	$597
Less:
Interest expense	12	14	23	30
Income before income taxes and minority interests	$457	$340	$761	$567

NOTE 13.  SUBSEQUENT EVENTS

New Revolving Credit Agreement

On June 30, 2008, we entered into a Three-Year Revolving Credit Agreement, (the "Credit Agreement"), with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $1.1billion senior unsecured revolving credit facility (the "Credit Facility"), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Cummins.

The Credit Facility matures on June 30, 2011.  The Credit Facility is unsecured and amounts payable under it will rank pro rata with all other unsecured, unsubordinated indebtedness of Cummins. Borrowings under the Credit Facility will primarily be denominated in U.S. dollars.  A portion of the Credit Facility, up to $200 million, is available for Letters of Credit denominated in U.S. dollars or Alternate Currencies.  In addition, up to $200 million of the Revolving Credit Facility will be available in Pounds Sterling or Euros. A portion of the Credit Facility, up to $100 million, is available for swingline loans denominated in U.S. dollars.  Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Cummins outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR loans will be 0.75% per annum. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces a $650 million in aggregate principal amount of revolving credit facility (Former Credit Agreement) maintained by Cummins which was terminated effective June 30, 2008.

The Credit Agreement includes covenants substantially similar to those in the Former Credit Agreement, including, among others, (a) a leverage ratio, (b) fixed charge coverage ratio, (c) limitations on priority indebtedness, (d) limitations on our ability to consummate a merger, consolidation or sale of all or substantially all of our assets and (e) limitations on our ability to change the nature of our business.

The obligation of Cummins to pay amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an “Event of Default” as defined in the Credit Agreement. Such Events of Default include, among others, (a) Cummins failure to pay the principal of, or interest on, borrowings under the Credit Facility, (b) any representation or warranty of Cummins in the Credit Agreement proving to be materially false or misleading, (c) Cummins breach of any of its covenants contained in the Credit Agreement, and (d) the bankruptcy or insolvency of Cummins.

Joint Venture Transaction

In July 2008, we entered into a transaction with two Fiat group companies to (1) sell our one-third interest in the European Engine Alliance (EEA) joint venture and simultaneously (2) purchase the remaining 50% interest in Consolidated Diesel Corporation (CDC).  As a result, we now own 100% of CDC and no longer have an ownership interest in EEA.  On a net basis, Cummins received approximately $4 million from the two transactions, subject to post-closing adjustments.

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

  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

  other risk factors described in Part II of this report under the caption “Risk Factors.’’

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

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels. Our sales may also be impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in markets we serve generally result in reductions in sales and pricing of our products. As a worldwide business, our operations are also affected by political, economic and regulatory matters, including environmental and emissions standards, in the countries we serve. However, our geographic diversity and broad product and service offerings have helped limit the impact of any one industry or customer and the economy of any single country upon our consolidated results. In the first six months of 2008, softness in the pick-up truck, recreational vehicle, and recreational marine markets worsened and evidence of a downturn in the United States economy became more evident in the second quarter. Despite these unfavorable conditions, we reported increased net sales and net income for the three and six month periods over the same periods in 2007 which represented the highest reported quarterly net sales and net income in our history. Approximately 54 percent of our 2007 sales came from countries other than the United States and that trend grew to 59 percent in the first six months of 2008, including 61 percent in the second quarter. The diversity of our business portfolio has contributed to the significant organic growth we have experienced over the past several years and is continuing into 2008.

RESULTS OF OPERATIONS

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 29,	July 1,			June 29,	July 1,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
Net sales	$3,887	$3,343	$544	16%	$7,361	$6,160	$1,201	19%
Cost of sales	3,008	2,673	(335)	(13)%	5,775	4,938	(837)	(17)%
Gross margin	879	670	209	31%	1,586	1,222	364	30%
Operating expenses and income
Selling, general and administrative expenses	370	314	(56)	(18)%	721	597	(124)	(21)%
Research, development and engineering expenses	104	74	(30)	(41)%	207	154	(53)	(34)%
Equity, royalty and interest income from investees	69	52	17	33%	136	88	48	55%
Flood damage expenses	6	—	(6)	NM	6	—	(6)	NM
Other operating income (expense), net	—	7	(7)	(100)%	(1)	5	(6)	NM
Operating income	468	341	127	37%	787	564	223	40%
Interest income	4	7	(3)	(43)%	10	18	(8)	(44)%
Interest expense	12	14	2	14%	23	30	7	23%
Other (expense) income, net	(3)	6	(9)	NM	(13)	15	(28)	NM
Income before income taxes and minority interests	457	340	117	34%	761	567	194	34%
Income tax expense	147	112	(35)	(31)%	249	187	(62)	(33)%
Minority interest in income of consolidated subsidiaries	17	14	(3)	(21)%	29	23	(6)	(26)%
Net income	$293	$214	$79	37%	$483	$357	$126	35%

Net Sales

Net sales for the three and six months ended June 29, 2008, increased in all segments over the same periods in 2007, with record quarterly sales in all four business segments. The Engine segment led the increase in net sales for both the three and six month periods. Total sales in this segment increased $277 million, or 13 percent, and $721 million, or 19 percent, for the three and six month periods, respectively. The Engine segment benefited from an increase in our market share in the North American (includes the Unites States and Canada and excludes Mexico) heavy-duty truck, medium-duty truck and bus markets, strong demand in Latin American medium-duty truck, Mexican heavy-duty truck and international industrial markets. Engine segment sales were partially offset by a significant reduction in demand in light-duty automotive sales in North America. Power Generation segment sales increased $169 million, or 22 percent, and $281 million, or 19 percent, for the three and six months ended June 29, 2008, respectively, led by increased sales in our commercial and alternator businesses. Components segment sales increased $98 million, or 13 percent, and $261 million, or 18 percent, for the three and six months ended June 29, 2008, respectively, due to stronger sales in our turbocharger, fuel systems and emission solutions businesses. Similar demand drivers caused an increase in Distribution segment sales of $213 million, or 58 percent, and $349 million, or 52 percent, for the three and six months ended June 29, 2008, respectively. In addition, the acquisition of a majority ownership interest in two previously independent North American distributors during the first half of 2008 added approximately $63 million and $100 million of net sales to the Distribution segment for the three and six month periods, respectively. Intersegment sales increased $213 million, or 32 percent, and $411 million, or 33 percent, for the three and six months ended June 29, 2008, respectively, compared to the same periods in 2007.

Gross Margin

Gross margins for the three and six months ended June 29, 2008, improved primarily due to increased volumes and higher price realization which were partially offset by increased costs for new products and increased warranty expenses. The following table presents the significant drivers impacting gross margins for the three and six months ended June 29, 2008, to the comparable periods of 2007:

	Three months ended	Six months ended
	2008 vs. 2007
	change in millions
Volume	$67	$180
Price	97	180
Product mix	42	76
Production costs	5	(10)
Currency	19	35
Warranty expense	(24)	(100)
Other	3	3
Total	$209	$364

Gross margin as a percentage of sales for the three and six month periods increased by 2.6 percentage points and 1.7 percentage points, respectively, as margin percentages increased in all four business segments. Engine segment margins increased for the three months ended June 29, 2008, primarily due to more favorable sales mix in the on-highway markets and improved engine and parts pricing which was partially offset by an increase in warranty expense. Engine segment margins increased in the first six months of 2008, compared to the same period in 2007, primarily due to higher engine volumes across most on-highway markets, the accompanying gross margin impact of higher absorption of fixed manufacturing costs, improved engine and parts pricing and more favorable sales mix in the on-highway markets. This was partially offset by an increase in warranty expense. Power Generation segment margins improved, for both the three and six month periods, primarily due to significant price realization, net of increased material costs, increased volumes and a more favorable product mix. The Components segment margins improved significantly, for both the three and six month periods, through price realization, manufacturing efficiencies and increased volumes in most of our businesses. The Distribution segment experienced improved margins, for both the three and six month periods, due to increased organic and acquisition related sales growth.

The provision for warranties issued for the three and six months ended June 29, 2008, were 2.9 percent and 3.0 percent of consolidated sales, compared to 3.1 percent and 3.0 percent for the same periods in 2007, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six months ended June 29, 2008, increased compared to the same periods in 2007,  primarily due to increased compensation and related expenses of $13 million and $38 million, increased consulting expenses of $9 million and $27 million and the acquisition of a majority ownership interest in two previously independent North American distributors during the first six months of 2008. Increased compensation and related expenses included salaries, variable compensation, and fringe benefits across the businesses in support of higher volumes and our growing business. Overall, selling, general and administrative expenses increased slightly as a percent of sales to 9.5 percent in 2008 compared to 9.4 percent in 2007 and 9.8 percent in 2008 compared to 9.7 percent in 2007 for the three and six month periods, respectively.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and six months ended June 29, 2008, increased compared to the same periods in 2007 primarily due to higher spending on development programs for future products as well as increased compensation expense and related expenses. The increase in research, development and engineering expenses in the Engine segment relates to new product development for 2010 as well as research, development and engineering expenses for growth platforms across geographies. Increased compensation and related expenses include salaries, variable compensation, and fringe benefits, partially due to an increased number of employees to provide for our growing business. The Engine and Components segments accounted for $19 million and $10 million of the increase for the three month period and $37 million and $13 million of the increase for the six month period, respectively. Fluctuations in other miscellaneous research, development and engineering expenses were not significant individually or in the aggregate.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three and six months ended June 29, 2008, increased compared to the same periods in 2007, primarily due to a $9 million and $17 million increase in earnings from Dongfeng Cummins Engine Company, Ltd., a $2 million and $9 million increase from our North American distributors and a $2 million and $4 million increase from Chongqing Cummins Engine Company Limited for the three and six month periods, respectively. Other joint ventures with increases for the six months ended June 29, 2008, compared to the same period in the prior year included Shanghai Fleetguard Filter Co., Ltd. and Tata Cummins Ltd.

Other Operating Income (Expense), Net

Other operating income (expense) for the three months ended June 29, 2008, decreased from income in 2007 to zero in 2008 while other operating income (expense) for the six months ended June 29, 2008, decreased from income in 2007 to expense in 2008. The major components of other operating income (expense) are royalty income, amortization of intangible assets and gains and losses on sale of fixed assets. The decrease in other operating income for the three and six months ended June 29, 2008, compared to the same periods for 2007, was primarily due to a $5 million decrease in gains on the sale of assets for both periods in 2008 and an increase in the amortization of other intangibles of $3 million and $5 million for the three and six month periods of 2008, respectively. The decrease in other income for the six month period of 2008 was partially offset by an increase in royalty income of $3 million during the first quarter of 2008. Other fluctuations in other operating income (expense) were not significant individually or in the aggregate.

Interest Expense

Interest expense for the three and six months ended June 29, 2008, decreased compared to the same periods in 2007 due to lower average debt balances.

Flood Damage Expenses

In June 2008, Columbus, Indiana experienced significant flooding which impacted some of our facilities. One manufacturing facility was partially flooded. Our technical center, which houses engineering staff and contains dynamometer test cells and labs, was more severely impacted by the event which caused temporary displacement of the engineering workforce and suspension of testing for approximately five weeks. Critical testing was transferred to other Cummins facilities and external suppliers to minimize the interruption.

We have insurance, subject to a deductible, which covers the physical damage to the facilities, costs of clean up and repair and business interruption that will limit the economic impact of this event to the company. In the second quarter of 2008, we recorded a charge of $6 million representing the insurance deductible for this event and we anticipate that all other costs will be reimbursed through our insurance coverage. The clean up costs are estimated to range from $45 million to $50 million and will be spent over the remainder of 2008. We estimate the replacement value of assets impacted was approximately $90 million and we anticipate that asset replacements will be reflected in capital spending over the next six quarters. Most of these assets were fully depreciated at the time of the flood. We will record an involuntary conversion gain for the difference between the insurance recovery of actual costs to replace the assets and the book value, which was approximately $8 million at the time of the flood. This gain will be recognized as the assets are replaced over the next six quarters, with the majority recognized in the next four quarters. Although this claim is significant we believe we have sufficient insurance coverage after this claim for any future events.

We are using our research and engineering facilities in other regions not impacted by the flood to continue our engineering and development activities. We already resumed operations in our test cells and will secure additional testing capacity outside our facility at additional cost.

We are confident that our insurance coverage will limit the impact of this event.

Other (Expense) Income, Net

Other (expense) income for the three and six months ended June 29, 2008, decreased from income in 2007 to expense in 2008. The major components of other (expense) income include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses. The fluctuation in other (expense) income was due to foreign currency exchange losses of approximately $6 million and $17 million for the three and six months ended June 29, 2008, compared to foreign currency exchange gains of $1 million and $10 million for the  same periods in 2007. The unfavorable impact was primarily due to a weaker U.S. dollar, particularly compared to the Euro. There were no individual fluctuations in the components of miscellaneous income and expenses that were significant.

Income Tax Expense

Our effective tax rate for the three and six months ended June 29, 2008, was 32 percent and 33 percent, respectively. The current quarter includes a favorable adjustment to reduce our previously estimated annual tax rate from 34 to 33 percent, which is less than the 35 percent U.S. income tax rate primarily due to lower tax rates on increased foreign earnings. Our effective tax rate for both the three and six months ended July 1, 2007, was 33 percent.  This rate was less than the 35 percent U.S. income tax rate primarily due to research tax credits and lower taxes on foreign earnings. The effective tax rate for the remainder of the year is expected to approximate 33 percent absent any discrete period activity.

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

Following is a discussion of operating results for each of our business segments.

Engine

Financial data for the Engine segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 29,	July 1,			June 29,	July 1,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
External sales	$2,030	$1,855	$175	9%	$3,915	$3,377	$538	16%
Intersegment sales	356	254	102	40%	680	497	183	37%
Total sales	2,386	2,109	277	13%	4,595	3,874	721	19%
Depreciation and amortization	46	46	—	NM	90	87	(3)	(3)%
Research, development and engineering expenses	70	51	(19)	(37)%	140	103	(37)	(36)%
Equity, royalty and interest income from investees	32	25	7	28%	65	42	23	55%
Interest income	2	6	(4)	(67)%	5	14	(9)	(64)%
Segment EBIT	221	186	35	19%	415	314	101	32%

Segment EBIT as a percentage of net sales	9.3%	8.8%	0.5 percentage points		9.0%	8.1%	0.9 percentage points

Sales

Engine segment sales increased for the three and six months ended June 29, 2008, over the same periods in 2007, primarily due to an increase in our market share in the North American (includes the Unites States and Canada and excludes Mexico) heavy-duty truck and medium-duty truck and bus markets, as well as strong demand in Latin American medium-duty truck, Mexican heavy-duty truck and international industrial markets. Segment sales were partially offset by a significant reduction in demand in light-duty automotive sales in North America. The increase in the North American heavy-duty  and medium-duty truck markets was primarily due to weaker demand in the first six months of 2007 resulting from the 2006 pre-buy to replace trucks ahead of the 2007 emissions regulations change. The increase in Mexican heavy-duty sales was the result of pre-buy activity ahead of Mexico’s new July 1, 2008, emissions requirements. The medium-duty truck increase was mainly driven by strong economic conditions in Brazil while the increase in bus sales was driven by market share gains in the North American bus market. Total on-highway-related sales were 54 percent and 55 percent in 2008, compared to 57 percent and 55 percent in 2007 for the three and six month periods, respectively. Industrial markets were positive compared to the same period in 2007, with increased volumes in most markets, led by the international construction, mining and commercial marine markets. The light-duty automotive decline was primarily due to the 64 percent and 45 percent decline in units sold to Chrysler during the three and six months ended June 29, 2008, over the same period in 2007, due to the deteriorating demand for light duty trucks in North America as the result of the softening U.S. economy and concerns over fuel prices. We do not expect a recovery in demand for light-duty trucks in North America in 2008.

Segment EBIT

Engine segment EBIT increased for the three months ended June 29, 2008, primarily due to a more favorable sales mix in the on-highway markets and improved engine and parts pricing which was partially offset by an increase in warranty expense. Engine segment EBIT increased in the first six months of 2008, compared to the same period in 2007, primarily due to higher engine volumes across most on-highway markets, the accompanying gross margin impact of higher absorption of fixed manufacturing costs, improved engine and parts pricing and more favorable sales mix in the on-highway markets. This was partially offset by an increase in warranty expense. Gross margin increased $65 million, or 19 percent, and $165 million, or 26 percent, and gross margin percentage improved by almost one percentage point for the three and six months ended June 29, 2008, as compared to the same periods in 2007, respectively. Selling, general and administrative expenses increased $12 million, or 9 percent, and $33 million, or 12 percent; however, selling, general and administrative expenses improved as a percentage of sales by 0.3 percentage points and 0.4 percentage points for the three and six months ended June 29, 2008, as compared to the same periods in 2007, respectively. Research, development and engineering expenses increased $19 million, or 37 percent, and $37 million, or 36 percent, and increased 0.5 percentage points and 0.4 percentage points as a percentage of sales for the three and six months ended June 29, 2008, respectively, as compared to the same periods in 2007, as a result of increased spending on emissions related programs.

A summary of Engine sales by market follows:

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 29,	July 1,			June 29,	July 1,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
Heavy-duty truck	$672	$473	$199	42%	$1,208	$897	$311	35%
Medium-duty truck and bus	422	320	102	32%	819	526	293	56%
Light-duty automotive and RV	205	418	(213)	(51)%	479	706	(227)	(32)%
Total on-highway	1,299	1,211	88	7%	2,506	2,129	377	18%
Industrial	804	665	139	21%	1,537	1,282	255	20%
Stationary power	283	233	50	21%	552	463	89	19%
Total sales	$2,386	$2,109	$277	13%	$4,595	$3,874	$721	19%

A summary of unit shipments by engine classification (including unit shipments for Power Generation) follows:

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 29,	July 1,			June 29,	July 1,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Midrange	114,800	133,500	(18,700)	(14)%	229,000	240,700	(11,700)	(5)%
Heavy-duty	31,700	23,800	7,900	33%	56,400	42,800	13,600	32%
High-horsepower	5,500	4,700	800	17%	10,100	9,000	1,100	12%
Total unit shipments	152,000	162,000	(10,000)	(6)%	295,500	292,500	3,000	1%

Power Generation

Financial data for the Power Generation segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 29,	July 1,			June 29,	July 1,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
External sales	$692	$605	$87	14%	$1,273	$1,136	$137	12%
Intersegment sales	246	164	82	50%	452	308	144	47%
Total sales	938	769	169	22%	1,725	1,444	281	19%
Depreciation and amortization	11	10	(1)	(10)%	22	20	(2)	(10)%
Research, development and engineering expenses	10	9	(1)	(11)%	20	17	(3)	(18)%
Equity, royalty and interest income from investees	6	4	2	50%	11	7	4	57%
Interest income	1	1	—	NM	2	3	(1)	(33)%
Segment EBIT	115	88	27	31%	193	165	28	17%

Segment EBIT as a percentage of net sales	12.3%	11.4%	0.9 percentage points		11.2%	11.4%	(0.2) percentage points

Sales

Power Generation segment sales increased for the three and six months ended, June 29, 2008, compared to the same periods in 2007, primarily due to increased sales of 35 percent and 29 percent in our commercial business and 14 percent and 16 percent in our alternator business, as well as improved price realization for the three and six month periods, respectively. Our commercial business, the largest line of business in this segment, increased as the result of strong demand across all regions, especially in the Middle East, Latin America, the U.K. and India for the three and six month periods while the three month period also had strong demand in China. The alternator business also experienced strong international growth, especially in the U.K. and China for the three and six months ended June 29, 2008, as compared to the same periods in 2007.

Segment EBIT

Power Generation segment EBIT increased for the three and six months ended, June 29, 2008, over the same periods in 2007, as significant price realization, net of increased material costs, increased volume and a more favorable product mix improved segment earnings. Gross margin improved $36 million, or 25 percent, and $61 million, or 22 percent, and the gross margin percentage improved by 0.4 percentage points and 0.5 percentage points for the three and six month periods over the same periods in 2007. These increases to gross margin were offset by increases in materials costs and increased commodity prices. Selling, general and administrative expenses increased by $5 million, or 8 percent, and $23 million, or 20 percent, for the three and six months ended June 29, 2008, compared to the same periods in 2007, respectively; however, selling, general and administrative expenses improved as a percentage of sales by 0.9 percentage points for the three month period and remained flat for the six month period as compared to the same periods in 2007. Selling, general and administrative expenses increased over the same periods in 2007 due to an increased work force to support growth in the power generation market globally. Research, development, and engineering expenses increased $1 million, or 1 percent, and $3 million, or 18 percent, and remained flat as a percentage of sales for the three and six month periods compared to the same periods in 2007, respectively.

A summary of Power Generation engine shipments (including engines sold in power generation units) during the quarter by engine category follows:

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June29,	July 1,			July 29,	July 1,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Midrange	8,500	7,400	1,100	15%	16,200	15,400	800	5%
Heavy-duty	2,200	2,000	200	10%	4,000	3,600	400	11%
High-horsepower	3,100	2,600	500	19%	5,800	5,100	700	14%
Total unit shipments	13,800	12,000	1,800	15%	26,000	24,100	1,900	8%

Components

Financial data for the Components segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 29,	July 1,			June 29,	July 1,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
External sales	$584	$516	$68	13%	$1,151	$971	$180	19%
Intersegment sales	271	241	30	12%	524	443	81	18%
Total sales	855	757	98	13%	1,675	1,414	261	18%
Depreciation and amortization	18	15	(3)	(20)%	33	29	(4)	(14)%
Research, development and engineering expenses	24	14	(10)	(71)%	47	34	(13)	(38)%
Equity, royalty and interest income from investees	3	(1)	4	NM	7	(2)	9	NM
Interest income	1	—	1	NM	2	1	1	100%
Segment EBIT	77	48	29	60%	114	72	42	58%

Segment EBIT as a percentage of net sales	9.0%	6.3%	2.7 percentage points		6.8%	5.1%	1.7 percentage points

Our Components segment includes the following businesses: filtration, turbochargers, emission solutions, and fuel systems. Sales for our Components segment by business were as follows:

	Three months ended		Favorable/ (Unfavorable)		Six months ended		Favorable/ (Unfavorable)
	June 29, 2008	July 1, 2007	Amount	Percent	June 29, 2008	July 1, 2007	Amount	Percent
	$ in millions				$ in millions
Filtration	$315	$313	$2	1%	$617	$609	$8	1%
Turbochargers	270	217	53	24%	540	398	142	36%
Emission solutions	143	122	21	17%	282	207	75	36%
Fuel systems	127	105	22	21%	236	200	36	18%
Total sales	$855	$757	$98	13%	$1,675	$1,414	$261	18%

Sales

Components segment sales increased for the three and six months ended, June 29, 2008, compared to the same periods in 2007, primarily due to increased sales of $53 million and $142 million in our turbocharger business, $22 million and $36 million in our fuel systems business and $21 million and $75 million in our emission solutions business, respectively. The turbocharger business experienced strong growth in North America, Europe and Asia for the three and six month periods, partially due to pre-buy activity in advance of new Euro III emissions standards, which fueled domestic sales in China. The turbocharger business also had an $11 million benefit for the first six months of 2008 from the consolidation of a joint venture that we purchased in the first quarter of 2007. Our fuel systems business experienced higher sales in North America and China. Our emission solutions business experienced strong sales in North America and Europe as the result of North American share gains and expanding markets in both regions. Our filtration business experienced slight sales growth despite the sale of Universal Silencer and the discontinuance of a product line in 2007 which contributed a combined $23 million and $47 million in sales in the three and six months ended July 1, 2007, respectively.

Segment EBIT

Components segment EBIT increased for the three and six months ended, June 29, 2008, compared to the same periods in 2007, primarily due to price realization, manufacturing efficiencies, and increased volumes in most of our businesses. Gross margin increased $49 million, or 45 percent, and $74 million, or 36 percent, and gross margin percentage increased over four percentage points and two percentage points for the three and six month periods, respectively. Gross margins increased as the result of price realization, manufacturing efficiencies, improved product coverage and increased volumes in most of our businesses. Selling, general and administrative expenses increased $8 million, or 16 percent, and $19 million, or 20 percent, for the three and six months ended June 29, 2008, compared to the same periods in 2007, respectively, and remained flat as a percentage of sales for both periods. Research, development and engineering expenses increased $10 million, or 71 percent, and $13 million, or 38 percent, for the three and six months ended June 29, 2008, compared to the same periods in 2007 and increased one percentage point as a percentage of sales for the three month period and increased slightly for the six month period. Most of the increase was incurred in our turbo technologies and emission solutions businesses, which are the fastest growing businesses within the Components segment. The increased spending is focused on developing new products for Cummins and other OEMs to meet future emissions standards for developed and emerging markets. Engineering expenses in the same periods in 2007 were lower due to an unusually high level of customer funding during that quarter.

Distribution

Financial data for the Distribution segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Six Months Ended		Favorable/ (Unfavorable)
	June 29,	July 1,			June 29,	July 1,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
External sales	$581	$367	$214	58%	$1,022	$676	$346	51%
Intersegment sales	—	1	(1)	NM	4	1	3	NM
Total sales	581	368	213	58%	1,026	677	349	52%
Depreciation and amortization	7	3	(4)	NM	11	5	(6)	NM
Equity, royalty and interest income from investees	28	24	4	17%	53	41	12	29%
Interest income	—	—	—	—	1	—	1	NM
Segment EBIT	68	46	22	48%	117	85	32	38%

Segment EBIT as a percentage of net sales	11.7%	12.5%	(0.8) percentage points		11.4%	12.6%	(1.2) percentage points

Sales

Distribution segment sales increased for the three and six months ended, June 29, 2008, as a result of organic growth in Europe, the South Pacific, and the Middle East, higher sales from the acquisition of a majority ownership interest in two previously independent distributors, and gains from foreign currency translation. Activity from the acquired companies accounted for increases in sales of $63 million and $100 million for the three and six month periods as compared to the same periods in 2007, respectively. Favorable impacts from foreign currency translation were $28 million and $53 million for the three and six month periods, as compared to the same periods of 2007, respectively. The higher sales were led by increases in power generation volumes, followed by parts and service and engine volumes.

Segment EBIT

Distribution segment EBIT improved for the three and six months ended, June 29, 2008, over the same periods in 2007, primarily due to increased sales volumes for power generation, parts and service, and engines, however, EBIT decreased as a percentage of sales due to the accelerated amortization of certain assets associated with the businesses acquired in 2007 and 2008. Excluding the impact of two new distributors consolidated during the year and one new North American joint venture, EBIT was 12.4 percent and 12.3 percent for the three and six month periods, respectively, and EBIT as a percentage of sales remained relatively flat for both periods. Gross margin increased by $51 million, or 65 percent, and $77 million, or 52 percent, for the three and six month periods, as compared to the same periods in 2007, respectively, and increased as a percentage of sales for the three month period by 0.9 percentage points and remained flat for the six month period as compared to the same periods in 2007. The increase in gross margins was primarily due to the increase in sales volumes. Selling, general and administrative expenses increased $31 million, or 53 percent, and $49 million, or 44 percent for the three and six months ended June 29, 2008, compared to the same periods in 2007, respectively.  However, selling, general and administrative expenses improved by 0.5 percent and 0.9 percent as a percentage of sales for the three and six month periods, as compared to the same periods in 2007, respectively.

Reconciliation of Segment EBIT to Income Before Income Taxes and Minority Interests

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income:

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	in millions

Total segment EBIT	$481	$368	$839	$636
Non-segment EBIT (1)	(12)	(14)	(55)	(39)
Total EBIT	$469	$354	$784	$597
Less:
Interest expense	12	14	23	30
Income before income taxes and minority interests	$457	$340	$761	$567
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses including flood related expenses.

Geographic Markets

Sales to international markets for the three and six months ended June 29, 2008, were 61 percent and 59 percent of total net sales, compared with 51 percent and 53 percent of total net sales for the same periods in 2007.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three Months Ended				Six Months Ended
	June 29, 2008		July 1, 2007		June 29, 2008		July 1, 2007
	$ in millions
United States	$1,532	39%	$1,626	49%	$3,024	41%	$2,921	47%
Asia/Australia	824	21%	590	18%	1,540	21%	1,106	18%
Europe/CIS	745	19%	553	16%	1,391	19%	1,053	17%
Mexico/Latin America	420	11%	279	8%	755	10%	535	9%
Canada	143	4%	99	3%	260	4%	184	3%
Africa/Middle East	223	6%	196	6%	391	5%	361	6%
Total international	2,355	61%	1,717	51%	4,337	59%	3,239	53%
Total consolidated net sales	$3,887	100%	$3,343	100%	$7,361	100%	$6,160	100%

LIQUIDITY AND CAPITAL RESOURCES

Management's Assessment of Liquidity

We believe our financial condition and liquidity remain strong despite the downturn in the U.S. economy over the past quarter. Our strong balance sheet and improved credit ratings enabled us to secure a new Three-Year Revolving Credit Facility at favorable terms.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. Cash provided by operations is our principal source of liquidity. A significant portion of our cash flows is generated outside the U.S. More than half of our cash and marketable securities at June 29, 2008, are denominated in foreign currencies. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain of our subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations at the local level. We have and will continue to transfer cash from those subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

We believe our liquidity with cash and cash equivalents of $522 million, marketable securities of $107 million, $1.1 billion available under our revolving credit facility, $312 million, based on eligible receivables, available under our accounts receivable program and $108 million available under international credit facilities together with our operating cash flows and borrowing capacity provide us with the financial flexibility needed to fund working capital, debt service obligations, capital expenditures, projected pension obligations, common stock repurchases, dividend payments and expansion in emerging markets. While we cannot forecast what global or U.S. markets will do, we do not anticipate that the current distress in these markets will significantly impact our results of operations, financial position or cash flows in the foreseeable future. Approximately 92 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities. The remaining 8 percent of our plan assets are invested in less liquid but market-valued investments, including real estate and private equity.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention.

	June 29,	December 31,	July 1,
	2008	2007	2007
	in millions
Current assets	$5,412	$4,815	$4,852
Current liabilities	2,936	2,711	2,543
Working capital	$2,476	$2,104	$2,309
Current ratio	1.84	1.78	1.91
Days' sales in receivables	54	53	54
Inventory turnover	6.1	6.5	6.4

Current assets increased $597 million, primarily due to a $379 million increase in receivables driven by the increase in net sales and a $232 million increase in inventories as the businesses prepare to meet increasing demand. These increases were partially offset by a $55 million decline in cash and cash equivalents (see Cash Flows below).

Current liabilities increased $225 million, primarily due to an increase in accounts payable of $197 million and increases in other accrued expenses of $144 million due to business expansions. These increases were partially offset by a decline in accrued compensation, benefits and retirement costs of $103 million and a decrease in the current portion of long-term debt and loans payable of $48 million.

Cash Flows

The following table summarizes the key elements of our cash flows for the six month period:

	June 29, 2008	July 1, 2007
	in millions
Net cash provided by operating activities	$406	$156
Net cash used in investing activities	(356)	(176)
Net cash used in financing activities	(111)	(199)
Effect of exchange rate changes on cash	6	5
Net decrease in cash and cash equivalents	$(55)	$(214)

Operating Activities

Net cash provided by operating activities increased $250 million in the first six months of 2008, compared to the same period in 2007. The improvement was primarily due to higher net income of $126 million, a $97 million positive change associated with working capital and a $63 million decrease in pension contributions, partially offset by a $33 million decrease in the deferred income tax provision. The major components of the change in working capital are as follows: a $141 million net increase in accrued expenses driven by increased warranty accruals and timing of various other expenses, a $34 million decrease in inventory, partially offset by a $29 million increase in receivables primarily as a result of higher net sales.

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. Better than expected investment returns in recent years and additional voluntary contributions have improved the funded status of all plans, helping to minimize future required funding. We continued making additional pension contributions by contributing $39 million to our pension plans in the first six months of 2008. We anticipate making contributions of $90 million to $100 million to our pension plans in 2008 and paying approximately $60 million in claims and premiums for other postretirement benefits. The $39 million of pension contributions in the first six months of 2008 included voluntary contributions of $24 million. These contributions and payments include payments from Company funds to either increase pension plan assets or to make direct payments to plan participants.

Investing Activities

Net cash used in investing activities increased $180 million in the first six months of 2008, compared to the first six months of 2007. The increase was primarily due to a $93 million increase in capital expenditures, higher investments in businesses of $56 million and higher investments in and advances to equity investees of $13 million.

Capital expenditures for the first six months of 2008 increased 86 percent over the same period in 2007 to support our growth, and included investments to increase capacity and to fund development of our new products. Our investments in capacity improvements and development of new products are accelerating across all of our businesses. We continue to invest at least half of our capital in low-cost regions of the world to further leverage our opportunities for cost reduction and future growth opportunities. Capital expenditures for the first six months of 2008 were $201 million. In 2008, we expect capital expenditures to total approximately $550 million to $600 million. This spending excludes any assets that may need to be purchased as a result of the flood.  We anticipate these expenditures will range from $50 million to $60 million.

Financing Activities

Net cash used in financing activities decreased $88 million in the first six months of 2008, compared to the first six months of 2007. The majority of the decrease in cash outflows was due to the $73 million increase in proceeds from borrowings and a $14 million decrease in outflows related to borrowings and capital leases, primarily related to the payment of approximately $62 million of our $120 million 6.75% debentures on February 15, 2007 and the $25 million term loan at Consolidated Diesel Company in the first quarter of 2008.

In December 2007, the Board of Directors authorized the acquisition of up to $500 million of Cummins common stock. We began making purchases under the plan in March 2008 and have purchased $45 million of stock as of June 29, 2008. The share repurchase program, along with investments in our growth, are expected to be a significant use of our cash flows in 2008 and future years, however, total repurchases may vary quarter to quarter depending on other investing and financing activities, market conditions, or restrictions.

Our total debt was $657 million as of June 29, 2008, compared with $666 million at July 1, 2007. Total debt as a percent of our total capital, including total long-term debt, was 14.6 percent at June 29, 2008, compared to 17.4 percent at July 1, 2007.

On July 8, 2008, the Board of Directors approved an increase in the quarterly cash dividend on our common stock from $0.125 per share to $0.175 per share. The dividend is payable on September 2, 2008, to shareholders of record on August 22, 2008.

On June 30, 2008, we entered into a Three-Year Revolving Credit Agreement, dated as of June 30, 2008 (the “Credit Agreement”), with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $1.1 billion senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Cummins.

The Credit Facility matures on June 30, 2011. The Credit Facility is unsecured and amounts payable under it will rank pro rata with all other unsecured, unsubordinated indebtedness of Cummins. Borrowings under the Credit Facility will primarily be denominated in U.S. dollars. A portion of the Credit Facility, up to $200 million, is available for Letters of Credit denominated in U.S. dollars or Alternate Currencies. In addition, up to $200 million of the Revolving Credit Facility will be available in Pounds Sterling or Euros. A portion of the Credit Facility, up to $100 million, is available for swingline loans denominated in U.S. dollars. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Cummins outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR loans will be 0.75% per annum. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces a $650 million in aggregate principal amount of revolving credit facility (Former Credit Agreement) maintained by Cummins which was terminated effective June 30, 2008.

The Credit Agreement includes covenants substantially similar to those in the Former Credit Agreement, including, among others, (a) a leverage ratio, (b) fixed charge coverage ratio, (c) limitations on priority indebtedness, (d) limitations on our ability to consummate a merger, consolidation or sale of all or substantially all of our assets and (e) limitations on our ability to change the nature of our business.

The obligation of Cummins to pay amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an “Event of Default” as defined in the Credit Agreement. Such Events of Default include, among others, (a) Cummins failure to pay the principal of, or interest on, borrowings under the Credit Facility, (b) any representation or warranty of Cummins in the Credit Agreement proving to be materially false or misleading, (c) Cummins breach of any of its covenants contained in the Credit Agreement, and (d) the bankruptcy or insolvency of Cummins.

There are no material relationships between Cummins or its affiliates and any of the Lenders, other than as described above.

On June 17, 2008, Fitch upgraded our senior unsecured debt ratings from "BBB" to "BBB+" citing Cummins’ recent market share gains and improving credit profile, including improvement in Cummins’ geographic and business diversification.

Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor's	BBB	NR	Stable
Fitch	BBB+	BBB+	Stable

At the May 13, 2008, annual meeting, shareholders voted to increase our total authorized common shares by 200 million shares to a total of 500 million shares.

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

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill. A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2007 Annual Report on Form 10-K under the caption "APPLICATION OF CRITICAL ACCOUNTING ESTIMATES."  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2008.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 29, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 31 – May 4, 2008	—	$—	—	65,190
May 5 – June 1, 2008	145,710	69.31	140,000	61,763
June 2 – June 29, 2008	357,100	67.62	355,000	62,234
Total	502,810	$68.11	495,000

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

During the second quarter of 2008, we repurchased 7,810 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. There is no maximum amount of shares that we may purchase under this plan.

During the second quarter of 2008, we issued 3,348 shares of restricted stock as compensation to our non-employee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act.

According to our bylaws, we are not subject to the provisions of the Indiana Control Share Act. However, we are governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of security holders on May 13, 2008. There were 203,215,953 shares of common stock entitled to vote at the meeting and a total of 178,021,423, or 87.6 percent, were represented at the meeting. Security holders voted on the following proposals:

Proposal 1: Election of nine directors for the ensuing year.

Results of the voting in connection with the election of directors were as follows:

Director	For	Against	Withheld
Robert J. Darnall	168,368,736	6,947,381	2,705,306
Robert K. Herdman	174,553,158	841,923	2,626,342
Alexis M. Herman	172,551,746	2,786,464	2,683,213
F. Joseph Loughrey	169,133,314	6,509,863	2,378,246
William I. Miller	166,795,875	8,692,254	2,533,294
Georgia R. Nelson	173,447,152	1,981,663	2,592,608
Theodore M. Solso	167,020,797	8,546,750	2,453,876
Carl Ware	174,405,993	974,326	2,641,104
J. Lawrence Wilson	168,988,761	6,337,585	2,695,077

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

Proposal 2: Proposal to ratify the appointment of PricewaterhouseCoopers LLP as independent certified public accountants for the year 2008.

Results of the voting to ratify the appointment of PricewaterhouseCoopers LLP were as follows:

For	Against	Abstain	Broker Non-Votes
175,182,277	685,439	2,153,707	—

Proposal 3:  Proposal to amend the Restated Articles of Incorporation to increase authorized shares.

Results of the voting to amend the Restated Articles of Incorporation were as follows:

For	Against	Abstain	Broker Non-Votes
146,213,199	29,413,691	2,394,533	—

Proposal 4:  Proposal to adopt International Labor Organization standards.

Results of the voting to adopt International Labor Organization standards were as follows:

For	Against	Abstain	Broker Non-Votes
20,939,870	106,586,180	36,987,321	—

ITEM 6.  Exhibits

10 Three Year Revolving Credit Agreement, dated June 30, 2008.

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

Cummins Inc.
Date: August 1, 2008

By:	/s/ Patrick J. Ward	By:	/s/ Marsha L. Hunt
	PATRICK J. WARD Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)