Form 10-Q
period 2008-09-28
CUMMINS INC
filed 2008-10-31
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2008

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

As of September 28, 2008, there were 201,372,272 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company's Reports

Cummins maintains an internet website at www.cummins.com. Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission.

CUMMINS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	in millions (except per share amounts)
NET SALES (a)	$3,693	$3,372	$11,054	$9,532
Cost of sales	2,873	2,720	8,648	7,658
GROSS MARGIN	820	652	2,406	1,874

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	388	340	1,109	937
Research, development and engineering expenses	113	82	320	236
Equity, royalty and interest income from investees (Note 5)	66	58	202	146
Flood damage expenses (Note 12)	—	—	6	—
Other operating (expense) income, net	(2)	1	(3)	6

OPERATING INCOME	383	289	1,170	853

Interest income	4	9	14	27
Interest expense	10	14	33	44
Other (expense) income, net	(7)	8	(20)	23
INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS	370	292	1,131	859

Income tax expense	123	97	372	284
Minority interests in income of consolidated subsidiaries	18	11	47	34
NET INCOME	$229	$184	$712	$541

EARNINGS PER COMMON SHARE
Basic	$1.18	$0.93	$3.65	$2.71
Diluted	$1.17	$0.92	$3.62	$2.70

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	194.9	198.2	195.1	199.4
Dilutive effect of stock compensation awards	1.6	1.6	1.4	1.3
Diluted	196.5	199.8	196.5	200.7

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.125	$0.425	$0.305

(a) Includes sales to nonconsolidated equity investees of $554 million and $1,636 million and $458 million and $1,280 million for the three and nine months ended September 28, 2008, and September 30, 2007, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 28,	December 31,
	2008	2007
	in millions (except par value)
ASSETS
Current assets
Cash and cash equivalents	$572	$577
Marketable securities	83	120
Accounts and notes receivable, net
Trade and other	2,072	1,754
Nonconsolidated equity investees	231	244
Inventories (Note 6)	1,991	1,692
Deferred income taxes	308	276
Prepaid expenses and other current assets	191	152
Total current assets	5,448	4,815
Long-term assets
Property, plant and equipment	4,484	4,313
Accumulated depreciation	(2,744)	(2,668)
Property, plant and equipment, net	1,740	1,645
Investments and advances related to equity method investees	590	514
Goodwill and other intangible assets, net	577	538
Deferred income taxes and other assets	630	683
Total assets	$8,985	$8,195
LIABILITIES
Current liabilities
Current portion of long-term debt and loans payable	$80	$119
Accounts payable (principally trade)	1,446	1,263
Current portion of accrued product warranty	376	337
Accrued compensation, benefits and retirement costs	404	441
Other accrued expenses	672	551
Total current liabilities	2,978	2,711
Long-term liabilities
Long-term debt	587	555
Pensions and other postretirement benefits	571	633	13
Other liabilities and deferred revenue	704	594
Total liabilities	4,840	4,493
Commitments and contingencies (Note 9)	—	—
MINORITY INTERESTS	253	293
SHAREHOLDERS’ EQUITY
Common stock, $2.50 par value, 500 shares authorized, 221.5 and 220.4 shares issued	1,784	1,719
Retained earnings	3,281	2,660
Treasury stock, at cost, 20.2 and 18.2 shares	(711)	(593)
Common stock held by employee benefits trust, at cost, 5.6 and 6.5 shares	(68)	(79)
Unearned compensation	(6)	(11)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(363)	(378)
Other	(25)	91
Total accumulated other comprehensive loss	(388)	(287)
Total shareholders’ equity	3,892	3,409
Total liabilities, minority interests and shareholders’ equity	$8,985	$8,195

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 28,	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES	in millions
Net income	$712	$541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233	215
Net gain on disposal of property, plant and equipment	(3)	(8)
Deferred income taxes	38	69
Equity in earnings of investees, net of dividends	(80)	(55)
Minority interest in income of consolidated subsidiaries	47	34
Pension expense (Note 4)	54	73
Pension contributions	(94)	(144)
Other post-retirement benefits expense, net of cash payments	(11)	(22)
Stock-based compensation expense	27	20
Excess tax benefits on stock-based awards	(12)	(11)
Translation and hedging activities	15	(19)
Changes in current assets and liabilities, net of acquisitions and dispositions:
Accounts and notes receivable	(310)	(222)
Inventories	(334)	(329)
Other current assets	(35)	(22)
Accounts payable	198	218
Accrued expenses	206	121
Changes in long-term liabilities	78	65
Other, net	(4)	(1)
Net cash provided by operating activities	725	523
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(330)	(182)
Investments in internal use software	(53)	(46)
Proceeds from disposals of property, plant and equipment	20	33
Investments in and advances to equity investees	(51)	(27)
Acquisition of businesses, net of cash acquired (Note 11)	(142)	(20)
Proceeds from the sale of an equity investment (Note 11)	64	—
Investments in marketable securities—acquisitions	(264)	(307)
Investments in marketable securities—liquidations	281	295
Purchases of other investments	(54)	(52)
Other, net	(23)	(17)
Net cash used in investing activities	(552)	(323)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	91	3
Payments on borrowings and capital lease obligations	(111)	(122)
Net borrowings under short-term credit agreements	5	(14)
Distributions to minority shareholders	(14)	(15)
Dividend payments on common stock	(86)	(63)
Proceeds from sale of common stock held by employee benefit trust	52	—
Repurchases of common stock	(123)	(210)
Excess tax benefits on stock-based awards	12	11
Other, net	3	(17)
Net cash used in financing activities	(171)	(427)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(7)	11
Net decrease in cash and cash equivalents	(5)	(216)
Cash and cash equivalents at beginning of year	577	840
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$572	$624

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

				Accumulated			Common
		Additional		Other			Stock		Total
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’
	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity
	in millions
BALANCE AT DECEMBER 31, 2006	$137	$1,500	$2,009		$(526)	$(212)	$(92)	$(14)	$2,802
Comprehensive income:
Net income			541						541
Other comprehensive income (loss):
Unrealized gain on marketable securities				3					3
Unrealized gain on derivatives				8					8
Foreign currency translation adjustments				100					100
Change in pensions and other postretirement defined benefit plans				(17)					(17)
Total comprehensive income									635
Issuance of shares	1	6				5			12
Stock splits	138	(138)							—
Employee benefits trust activity		42				(52)	10		—
Acquisition of shares						(210)			(210)
Cash dividends on common stock			(63)						(63)
Stock option exercises		1							1
Other shareholder transactions		15	1					2	18
BALANCE AT SEPTEMBER 30, 2007	$276	$1,426	$2,488	$(432)		$(469)	$(82)	$(12)	$3,195

BALANCE AT DECEMBER 31, 2007	$551	$1,168	$2,660	$(287)		$(593)	$(79)	$(11)	$3,409
Comprehensive income:
Net income			712						712
Other comprehensive income (loss):
Unrealized loss on marketable securities				(4)					(4)
Unrealized loss on derivatives				(7)					(7)
Foreign currency translation adjustments				(105)					(105)
Change in pensions and other postretirement defined benefit plans				17					17
Total comprehensive income									613
Effect of changing pension plan measurement date pursuant to SFAS No. 158			(5)	(2)					(7)
Issuance of shares	3								3
Employee benefits trust activity		41					11		52
Acquisition of shares						(123)			(123)
Cash dividends on common stock			(86)						(86)
Stock option exercises		(1)				5			4
Other shareholder transactions		22						5	27
BALANCE AT SEPTEMBER 28, 2008	$554	$1,230	$3,281	$(388	)(1)	$(711)	$(68)	$(6)	$3,892

(1) Comprised of defined benefit postretirement plans of $(363) million, foreign currency translation adjustments of $(23) million, unrealized gain on marketable securities of $2 million and unrealized loss on derivatives of $(4) million.

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

Our reporting period ends on the Sunday closest to the last day of the quarterly calendar period. The third quarter of 2008 and 2007 ended on September 28, and September 30, respectively. The interim periods for both 2008 and 2007 contain 13 weeks. Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

Comprehensive income is comprised of net income, as well as adjustments for foreign currency translation, marketable securities, derivative instruments designated as cash flow hedges and pension and other postretirement defined benefits. Total comprehensive income for the three and nine months ended September 28, 2008, was $110 million and $613 million, respectively. Total comprehensive income for the three and nine months ended September 30, 2007, was $225 million and $635 million, respectively.

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

NOTE 3.   RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS 157, effective January 1, 2008, did not have a material impact on our Condensed Consolidated Financial Statements. See Note 10 for further information regarding the adoption of this standard.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which is effective for fiscal years beginning after December 15, 2008. SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. For Cummins, the most significant impact of the standard, at adoption, will be to reclassify our minority interests ($253 million at September 28, 2008) to be included as a part of equity, which may affect certain performance and equity ratios. We are currently evaluating the potential additional impact that SFAS 160 may have on our Condensed Consolidated Financial Statements.

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

NOTE 4.  PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor both funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Cash contributions to these plans for the three and nine month periods ended September 28, 2008 and September 30, 2007, respectively, were as follows:

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
Defined benefit pension and postretirement plans:	in millions
Voluntary	$46	$22	$70	$82
Mandatory	21	31	51	99
Total defined benefit plans	$67	$53	$121	$181
Defined contribution pension plans	$6	$4	$24	$19

We presently anticipate contributing $95 million to $105 million to our defined benefit pension plans in 2008 and paying approximately $60 million in claims and premiums for other postretirement benefits. The $95 million to $105 million of contributions for the full year include voluntary contributions of $70 million to $75 million. These contributions and payments include payments from Company funds either to increase pension assets or to make direct payments to plan participants.

We have adopted the measurement date provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158), effective January 1, 2008. The majority of our pension and other postretirement plans previously used a November 30 measurement date. All plans are now measured at December 31, consistent with the company’s fiscal year end. The non-cash effect of the adoption of the measurement date provisions of SFAS 158 decreased shareholders’ equity by approximately $7 million ($5 million after-tax) and increased long-term liabilities by approximately $10 million. There was no effect on our results of operations.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three months ended
	September 28,	September 30,	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007	2008	2007
	in millions
Service cost	$12	$12	$6	$8	$—	$—
Interest cost	28	26	17	16	8	8
Expected return on plan assets	(37)	(35)	(18)	(18)	—	—
Amortization of prior service cost (credit)	—	—	—	1	(2)	(2)
Recognized net actuarial loss (gain)	5	8	5	6	—	(1)
Net periodic benefit cost	$8	$11	$10	$13	$6	$5

	Pension				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Nine months ended
	September 28,	September 30,	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007	2008	2007
	in millions
Service cost	$36	$35	$20	$24	$—	$—
Interest cost	86	80	49	47	24	23
Expected return on plan assets	(113)	(105)	(56)	(53)	—	—
Amortization of prior service cost (credit)	—	(1)	2	3	(7)	(7)
Recognized net actuarial loss (gain)	15	24	15	19	(1)	(1)
Net periodic benefit cost	$24	$33	$30	$40	$16	$15

NOTE 5.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	in millions
North American distributors	$26	$22	$72	$59
Dongfeng Cummins Engine Company, Ltd	16	12	50	29
Chongqing Cummins Engine Company, Ltd	9	5	23	15
Shanghai Fleetguard Filter Co. Ltd.	2	1	7	4
Tata Cummins Ltd.	—	3	7	9
Cummins MerCruiser Diesel Marine LLC.	(1)	2	5	9
All others	9	9	22	12
Cummins share of net earnings	61	54	186	137
Royalty and interest income	5	4	16	9
Equity, royalty and interest income from investees	$66	$58	$202	$146

NOTE 6.  INVENTORIES

Inventories included the following:

	September 28,	December 31,
	2008	2007
	in millions
Finished products	$958	$770
Work-in-process and raw materials	1,126	1,007
Inventories at FIFO cost	2,084	1,777
Excess of FIFO over LIFO	(93)	(85)
Total inventories	$1,991	$1,692

NOTE 7.  REVOLVING CREDIT FACILITY

On June 30, 2008, we entered into a Three-Year Revolving Credit Agreement, (the “Credit Agreement”), with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $1.1 billion senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide for working capital or for other general corporate purposes of Cummins.

The Credit Facility matures on June 30, 2011. The Credit Facility is unsecured and amounts payable under it will rank pro rata with all other unsecured, unsubordinated indebtedness of Cummins. Borrowings under the Credit Facility will primarily be denominated in U.S. dollars. A portion of the Credit Facility, up to $200 million, is available for Letters of Credit denominated in U.S. dollars or Alternate Currencies. In addition, up to $200 million of the Revolving Credit Facility will be available in Pounds Sterling or Euros. A portion of the Credit Facility, up to $100 million, is available for swingline loans denominated in U.S. dollars. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Cummins outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR loans will be 0.75 percent per annum as of September 28, 2008. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces $650 million in aggregate principal amount of a revolving credit facility (Former Credit Agreement) maintained by Cummins which was terminated effective June 30, 2008.

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

The obligation of Cummins to pay amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an “Event of Default” as defined in the Credit Agreement. Such Events of Default include, among others, (a) Cummins failure to pay the principal of, or interest on, borrowings under the Credit Facility, (b) any representation or warranty of Cummins in the Credit Agreement proving to be materially false or misleading, (c) Cummins breach of any of its covenants contained in the Credit Agreement and (d) the bankruptcy or insolvency of Cummins.

NOTE 8.  PRODUCT WARRANTY LIABILITY

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

	Nine months ended
	September 28,	September 30,
	2008	2007
	in millions
Balance, beginning of period	$749	$652
Provision for warranties issued	319	298
Deferred revenue on extended warranty contracts sold	73	47
Payments	(258)	(229)
Amortization of deferred revenue on extended warranty contracts	(47)	(37)
Changes in estimates for pre-existing warranties	63	(14)
Foreign currency translation	(10)	5
Balance, end of period	$889	$722

The amount of deferred revenue related to extended coverage programs at September 28, 2008, was $212 million. At September 28, 2008, we had $15 million of receivables related to estimated supplier recoveries of which $6 million was included in “Trade and other” receivables and $9 million was included in “Deferred income taxes and other assets” on our Condensed Consolidated Balance Sheets.

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at September 28, 2008, was $8 million.

Other Guarantees

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. The maximum potential loss related to these other guarantees is $36 million at September 28, 2008 ($33 million of which relates to the Beijing Foton discussion below).

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances. At September 28, 2008, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $103 million, of which $87 million relates to a six year contract with an engine parts supplier that extends from 2008 to 2013. Based on current forecasts, we do not anticipate paying any penalties under these contracts. This arrangement enables us to secure critical components important to our growth.

In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $176 million (at current exchange rates). The line will be used primarily to fund equipment purchases for a new manufacturing plant. As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $88 million (at current exchange rates). As of September 30, 2008, outstanding borrowings under this agreement were $65 million and our guarantee was $33 million (at current exchange rates). We recorded a liability for the fair value of this guarantee in accordance with FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The amount of the liability was less than $1 million. The offset to this liability was an increase in our investment in the joint venture.

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

Joint Venture Commitments

As of September 28, 2008, we have committed to invest $3 million into existing joint ventures. It is expected that $1 million will be funded in 2008, while $2 million will be funded in 2009.

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. FASB Staff Position (FSP) 157-2 “Partial Deferral of the Effective Date of Statement No. 157” (FSP 157-2), deferred the effective date of SFAS 157 for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. We adopted this statement prospectively for our fiscal year beginning January 1, 2008, except for non-financial assets and non-financial liabilities as deferred until January 1, 2009, by FSP 157-2. SFAS 157 does not require retroactive restatement of prior periods. The adoption of SFAS 157 did not materially impact our consolidated financial statements.

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

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value. At each balance sheet date, the company performs an analysis of all instruments subject to SFAS 157 and includes, in level 3, all of those whose fair value is based on significant unobservable inputs. At September 28, 2008, we did not have any level 3 financial assets or liabilities.

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

The following table summarizes the fair value of our financial instruments at September 28, 2008:

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	in millions

Available-for-sale securities	$40	$43	$—	$83
Net derivative asset (1)	—	7	—	7
Total	$40	$50	$—	$90
(1) Includes approximately $16 million of Level 2 derivative liabilities, which are netted against derivative assets.

NOTE 11.  ACQUISITIONS AND INVESTMENTS

During the first nine months of 2008, we purchased a majority interest in three previously independent North American distributors in order to increase our ownership interests in key portions of the distribution channel. The acquisitions were accounted for under the purchase method of accounting and resulted in an aggregate purchase price of $81 million which we funded with $54 million of borrowings and $27 million of cash. The assets of the acquired businesses were primarily accounts receivable, inventory and fixed assets. There was less than $1 million of goodwill generated from these transactions. During the first three months of 2007, we purchased the remaining interest in a manufacturing joint venture and acquired ownership of an international independent distributor for approximately $20 million. We recorded goodwill of $13 million for these two transactions.

In July 2008, we entered into a transaction with two Fiat group companies to (1) sell our one-third interest in the European Engine Alliance (EEA) joint venture and simultaneously (2) purchase the remaining 50 percent interest in Consolidated Diesel Corporation (CDC). As a result, we now own 100 percent of CDC and no longer have an ownership interest in EEA. CDC was previously included in our consolidated results as we were considered the primary beneficiary under FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN 46R). We sold our remaining interest in EEA for $64 million and subsequently purchased the remaining interest in CDC for $61 million, however, because the transactions were entered into simultaneously with the same counterparty, it is considered a non-monetary exchange for accounting purposes. Thus, we accounted for the transactions at fair value in accordance with FASB Statement 153 "Exchanges of Nonmonetary Assets." Because fair value and book value were reasonably close, there was no material gain or loss recorded on the sale of EEA. In addition, there were no significant adjustments from book value for any assets or liabilities of CDC recorded upon the acquisition of the remaining 50 percent interest.

NOTE 12.  FLOOD DAMAGE

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

The physical damage to the facilities, costs of clean up and repair and business interruption were covered by insurance, subject to a deductible, which limited the economic impact of this event to the company. As of September 28, 2008, we recorded a net charge of $6 million for this event. The total clean up costs incurred as of September 28, 2008, were $26 million. The remaining clean up costs are estimated to range from $25 million to $35 million and will be spent during the next two quarters. We estimate the replacement value of assets impacted was approximately $90 million and we anticipate that asset replacements will be reflected in capital spending over the next five quarters. Most of these assets were fully depreciated at the time of the flood. Although this claim is significant, we believe we have sufficient insurance coverage after this claim for any future events. As of September 28, 2008, we have received $30 million in insurance recoveries.

We used our research and engineering facilities in other regions, not impacted by the flood, to continue our engineering and development activities while our research facilities in Columbus, Indiana were being repaired.

We are confident that our insurance coverage will limit the impact of this event.

NOTE 13.  OPERATING SEGMENTS

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

A summary of operating results by segment for the three and six month periods is shown below:

	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
	in millions
Three months ended September 28, 2008
External sales	$1,927	$653	$535	$578	$—	$3,693
Intersegment sales	352	235	266	3	(856)	—
Total sales	2,279	888	801	581	(856)	3,693
Depreciation and amortization(2)	43	9	16	6	—	74
Research, development and engineering expense	75	11	27	—	—	113
Equity, royalty and interest income from investees	26	6	3	31	—	66
Interest income	2	1	1	—	—	4
Segment EBIT	160	108	61	61	(10)	380

Three months ended September 30, 2007
External sales	$1,890	$594	$494	$394	$—	$3,372
Intersegment sales	263	182	247	1	(693)	—
Total sales	2,153	776	741	395	(693)	3,372
Depreciation and amortization(2)	45	11	14	3	—	73
Research, development and engineering expense	56	8	18	—	—	82
Equity, royalty and interest income from investees	24	5	3	26	—	58
Interest income	6	1	1	1	—	9
Segment EBIT	155	83	34	46	(12)	306

Nine months ended September 28, 2008
External sales	$5,842	$1,926	$1,686	$1,600	$—	$11,054
Intersegment sales	1,032	687	790	7	(2,516)	—
Total sales	6,874	2,613	2,476	1,607	(2,516)	11,054
Depreciation and amortization(2)	133	31	49	17	—	230
Research, development and engineering expense	215	31	74	—	—	320
Equity, royalty and interest income from investees	91	17	10	84	—	202
Interest income	7	3	3	1	—	14
Segment EBIT	575	301	175	178	(65)	1,164

Nine months ended September 30, 2007
External sales	$5,267	$1,730	$1,465	$1,070	$—	$9,532
Intersegment sales	760	490	690	2	(1,942)	—
Total sales	6,027	2,220	2,155	1,072	(1,942)	9,532
Depreciation and amortization(2)	132	31	43	8	—	214
Research, development and engineering expense	159	25	52	—	—	236
Equity, royalty and interest income from investees	66	12	1	67	—	146
Interest income	20	4	2	1	—	27
Segment EBIT	469	248	106	131	(51)	903

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

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	in millions
Segment EBIT	$380	$306	$1,164	$903
Less:
Interest expense	10	14	33	44
Income before income taxes and minority interests	$370	$292	$1,131	$859

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cummins Inc. and its consolidated subsidiaries are hereinafter sometimes referred to as “Cummins,” “the Company,” “the registrant,” “we,” “our,” or “us.”

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

In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations, our customer’s access to credit and other future factors.

ORGANIZATION OF INFORMATION

The following Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2007 Annual Report on Form 10-K. Our MD&A is presented in the following sections:

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

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and our customer’s access to credit. Our sales may also be impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in markets we serve generally result in reductions in sales and pricing of our products. As a worldwide business, our operations are also affected by political, economic and regulatory matters, including environmental and emissions standards, in the countries we serve. However, our geographic diversity and broad product and service offerings have helped limit the impact of any one industry or customer and the economy of any single country on our consolidated results. In the first nine months of 2008, softness in the pick-up truck, recreational vehicle, and recreational marine markets worsened. Evidence of a downturn in the United States and European economies and softening in global markets became more evident. Despite these unfavorable conditions, we reported increased net sales and net income for the three and nine month periods ended September 28, 2008, over the same periods in 2007. Approximately 54 percent of our annual 2007 sales came from countries other than the United States and that trend grew to 61 percent and 60 percent for the three and nine months ended September 28, 2008, respectively. The diversity of our business portfolio has contributed to the significant organic growth we have experienced over the past several years and continued into 2008 despite more difficult economic conditions. While we expect the softness in certain markets to continue in the fourth quarter, we still believe 2008 will be a very strong year for Cummins.

RESULTS OF OPERATIONS

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 28,	September 30,			September 28,	September, 30
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
Net sales	$3,693	$3,372	$321	10%	$11,054	$9,532	$1,522	16%
Cost of sales	2,873	2,720	(153)	(6)%	8,648	7,658	(990)	(13)%
Gross margin	820	652	168	26%	2,406	1,874	532	28%
Operating expenses and income
Selling, general and administrative expenses	388	340	(48)	(14)%	1,109	937	(172)	(18)%
Research, development and engineering expenses	113	82	(31)	(38)%	320	236	(84)	(36)%
Equity, royalty and interest income from investees	66	58	8	14%	202	146	56	38%
Flood damage expenses	—	—	—	NM	6	—	(6)	NM
Other operating (expense) income, net	(2)	1	(3)	NM	(3)	6	(9)	NM
Operating income	383	289	94	33%	1,170	853	317	37%
Interest income	4	9	(5)	(56)%	14	27	(13)	(48)%
Interest expense	10	14	4	29%	33	44	11	25%
Other (expense) income, net	(7)	8	(15)	NM	(20)	23	(43)	NM
Income before income taxes and minority interests	370	292	78	27%	1,131	859	272	32%
Income tax expense	123	97	(26)	(27)%	372	284	(88)	(31)%
Minority interest in income of consolidated subsidiaries	18	11	(7)	(64)%	47	34	(13)	(38)%
Net income	$229	$184	$45	24%	$712	$541	$171	32%
Diluted earnings per share	$1.17	$0.92	$0.25	27%	$3.62	$2.70	$0.92	34%

Net Sales

Net sales for the three months ended September 28, 2008, increased in all segments over the same period in 2007, due to the following:

  increased market share in North American (includes the United States and Canada and excludes Mexico) heavy-duty truck and medium-duty bus markets;

  increased demand in our commercial power generation business, especially internationally;

  increased demand in our Distribution segment as well as the acquisition of a majority interest in three previously independent distributors;

  increased demand in our emission solutions and turbocharger businesses; and

  favorable foreign currency translation.

These increases in net sales were partially offset by softening in the U.S economy which has resulted in a significant reduction in demand in light-duty automotive and recreational markets.

Net sales for the nine months ended September 28, 2008, increased in all segments over the same period in 2007, due to the following:

  increased market share in North American (includes the United States and Canada and excludes Mexico) heavy-duty truck and medium-duty truck and bus markets;

  increased demand in our industrial engine markets, particularly international construction and commercial marine markets;

  increased demand in our commercial power generation business, especially internationally;

  increased demand in our Distribution segment as well as the acquisition of a majority interest in three previously independent distributors;

  increased demand in our turbocharger and emission solutions businesses; and

  favorable foreign currency translation.

These increases in net sales were partially offset by softening in the U.S economy which has resulted in a significant reduction in demand in light-duty automotive and recreational markets.

A more detailed discussion of sales by segment is presented in the Operating Segments Results section.

Gross Margin

The following table presents the significant drivers impacting gross margins for the three and nine months ended September 28, 2008, to the comparable periods ended September 30, 2007:

	Three months ended	Nine months ended
	2008 vs. 2007
	change in millions
Price	$103	$283
Product mix	73	149
Currency	21	56
Production costs	30	50
Warranty expense	2	(98)
Volume	(5)	175
Material costs	(56)	(86)
Other	—	3
Total	$168	$532

Gross margin as a percentage of sales for the three and nine month periods increased by 2.9 percentage points and 2.1 percentage points, respectively, as margin percentages increased in all four business segments. The provision for warranties issued for the three and nine months ended September 28, 2008, were 2.7 percent and 2.9 percent of consolidated sales, compared to 3.5 percent and 3.1 percent for the same periods in 2007.

A more detailed discussion of margin by segment is presented in the Operating Segments Results section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine months ended September 28, 2008, increased compared to the same periods in 2007, primarily due to increased compensation and related expenses of $23 million and $61 million, respectively, the acquisition of a majority ownership interest in three previously independent North American distributors during the first nine months of 2008 and unfavorable foreign currency impacts. Increased headcount and compensation and related expenses included salaries, variable compensation and fringe benefits across the businesses in support of higher volumes and business growth. Overall, selling, general and administrative expenses increased slightly as a percent of sales to 10.5 percent and 10.0 percent in 2008 compared to 10.1 percent and 9.8 percent in 2007 for the three and nine month periods, respectively.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and nine months ended September 28, 2008, increased compared to the same periods in 2007 primarily due to higher spending on development programs for future products as well as increased headcount and compensation expense and related expenses to support business growth. Compensation and related expenses include salaries, variable compensation, and fringe benefits. Fluctuations in other miscellaneous research, development and engineering expenses were not significant individually or in the aggregate.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three and nine months ended September 28, 2008, increased compared to the same periods in 2007, primarily due to increases in earnings from Dongfeng Cummins Engine Company, Ltd. of $4 million and $21 million, North American distributors of $4 million and $13 million and Chongqing Cummins Engine Company Limited of $4 million and $8 million for the three and nine month periods, respectively. Shanghai Fleetguard Filter Co., Ltd also experienced increases for the three and nine months ended September 28, 2008, compared to the same periods in 2007. These increases were slightly offset by decreases from Tata Cummins Ltd. and Cummins MerCruiser Diesel Marine LLC.

Other Operating (Expense) Income, Net

Other operating (expense) income for the three and nine months ended September 28, 2008, decreased from income in 2007 to expense in 2008. The major components of other operating (expense) income are royalty income, amortization of intangible assets and gains and losses on sale of fixed assets. The decrease in other operating income for the three and nine months ended September 28, 2008, compared to the same periods for 2007, was primarily due to a decrease in gains on the sale of assets of $4 million and $9 million and an increase in the amortization of other intangibles of $4 million and $7 million. The fluctuations in gain on the sale of assets and amortization for the nine months ended September 28, 2008, were partially offset by an increase in royalty income of $5 million. Other fluctuations in other operating (expense) income were not significant individually or in the aggregate.

Interest Expense

Interest expense for the three and nine months ended September 28, 2008, decreased compared to the same periods in 2007 due to lower average debt balances.

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

The physical damage to the facilities, costs of clean up and repair and business interruption were covered by insurance, subject to a deductible, which limited the economic impact of this event to the company. As of September 28, 2008, we recorded a net charge of $6 million for this event. The total clean up costs incurred as of September 28, 2008, were $26 million. The remaining clean up costs are estimated to range from $25 million to $35 million and will be spent during the next two quarters. We estimate the replacement value of assets impacted was approximately $90 million and we anticipate that asset replacements will be reflected in capital spending over the next five quarters. Most of these assets were fully depreciated at the time of the flood. We will record an involuntary conversion gain for the difference between the insurance recovery of actual costs to replace the assets and the book value, which was approximately $8 million at the time of the flood. This gain will be recognized as the assets are replaced over the next five quarters, with the majority recognized in 2009. Although this claim is significant, we believe we have sufficient insurance coverage after this claim for any future events. As of September 28, 2008, we have received $30 million in insurance recoveries.

We used our research and engineering facilities in other regions, not impacted by the flood, to continue our engineering and development activities while our research facilities in Columbus, Indiana were being repaired.

We are confident that our insurance coverage will limit the impact of this event.

Other (Expense) Income, Net

Other (expense) income for the three months ended September 28, 2008, decreased from income in 2007 to expense in 2008. The major components of other (expense) income include foreign currency exchange gains and losses, bank charges and other miscellaneous income and expenses. The fluctuations in other (expense) income were due to foreign currency exchange losses of approximately $10 million for the three months ended September 28, 2008, compared to foreign currency exchange gains of $8 million for the same period in 2007. Other fluctuations in other (expense) income were not significant individually or in the aggregate.

Other (expense) income for the nine months ended September 28, 2008, decreased from income in 2007 to expense in 2008. The fluctuations in other (expense) income were due to foreign currency exchange losses of approximately $23 million for the nine months ended September 28, 2008, compared to foreign currency exchange gains of $16 million for the same period in 2007. Other fluctuations in other (expense) income were not significant individually or in the aggregate.

Income Tax Expense

Our effective tax rate for the three months and nine months ended September 28, 2008, was 33 percent, which is less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign earnings. Our effective tax rate for the three months and nine months ended September 30, 2007, was also 33 percent and was less than the U.S. income tax rate primarily due to research tax credits and lower taxes on foreign earnings.

The effective tax rate for 2008 is expected to approximate 32 percent, considering the U.S. research tax credit which was retroactively reinstated during October 2008, absent any additional discrete period activity. We anticipate the benefit of the 2008 U.S. research tax credit to be approximately $10 million, which will be included in our fourth quarter 2008 results.

Minority Interests in Income of Consolidated Subsidiaries

Minority interests in income of consolidated subsidiaries for the three and nine months ended September 28, 2008, increased as compared to the same periods in 2007, primarily due to higher earnings at our consolidated subsidiaries in India and China. There were no individual fluctuations in the subsidiaries that were significant.

Net income and diluted earnings per share

Net income and diluted earnings per share increased for the three and nine months ended September 28, 2008, compared to the prior year periods primarily due to higher volumes, improved margins and higher equity earnings.

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

Following is a discussion of operating results for each of our business segments.

Engine

Financial data for the Engine segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 28,	September 30,			September 28,	September 30,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
External sales	$1,927	$1,890	$37	2%	$5,842	$5,267	$575	11%
Intersegment sales	352	263	89	34%	1,032	760	272	36%
Total sales	2,279	2,153	126	6%	6,874	6,027	847	14%
Depreciation and amortization	43	45	2	4%	133	132	(1)	(1)%
Research, development and engineering expenses	75	56	(19)	(34)%	215	159	(56)	(35)%
Equity, royalty and interest income from investees	26	24	2	8%	91	66	25	38%
Interest income	2	6	(4)	(67)%	7	20	(13)	(65)%
Segment EBIT	160	155	5	3%	575	469	106	23%

Segment EBIT as a percentage of net sales	7.0%	7.2%	(0.2) percentage points		8.4%	7.8%	0.6 percentage points

Sales

Engine segment sales increased for the three months ended September 28, 2008, over the same period in 2007, primarily due to:

         a 21 percent increase in heavy-duty truck sales, primarily due to an increase in our market share in the North American (includes the United States and Canada and excludes Mexico) heavy-duty truck markets;

         a 27 percent increase in intersegment sales of stationary power engines to our Power Generation segment, especially internationally;

         a 19 percent increase in industrial market sales, primarily related to strength in construction and commercial marine markets;

         a 41 percent increase in medium-duty bus sales, driven by market share gains in the North American bus market; and

         favorable foreign currency translation of $43 million.

These increases were partially offset by a 75 percent decline in units sold to Chrysler during the three months ended September 28, 2008, over the same period in 2007. This decline was due to the deteriorating demand for light duty trucks in North America as the result of the softening U.S. economy and concerns over fuel prices.

Total on-highway-related sales were 53 percent of total engine sales in 2008, compared to 59 percent in 2007 for the three month period.

Engine segment sales increased for the nine months ended September 28, 2008, over the same period in 2007, primarily due to:

          a 30 percent increase in heavy-duty truck sales, primarily due to an increase in our market share in the North American (includes the United States and Canada and excludes Mexico) heavy-duty truck markets, weaker demand in the first six months of 2007 resulting from the 2006 pre-buy to replace trucks ahead of the 2007 emissions regulations change and increased Mexican heavy-duty truck sales resulting from the pre-buy activity ahead of Mexico’s July 1, 2008, new emissions requirements;

          a 20 percent increase in industrial market sales, primarily related to strength in construction and commercial marine markets;

          a 34 percent increase in medium-duty truck sales resulting from increased demand in global medium-duty truck markets, primarily due to our market share increases in the North American (includes the United States and Canada and excludes Mexico) medium-duty truck market, weaker demand in the first six months of 2007 resulting from the 2006 pre-buy to replace trucks ahead of the 2007 emissions regulations change and strong demand in Latin America driven by strong economic conditions in Brazil;

          a 22 percent increase in intersegment sales of stationary power engines to our Power Generation segment, especially internationally;

          a 60 percent increase in medium-duty bus sales driven by market share gains in the North American bus market; and

          favorable foreign currency translation of $158 million.

These increases were partially offset by a 56 percent decline in units sold to Chrysler during the nine months ended September 28, 2008, over the same period in 2007. This decline was due to the deteriorating demand for light duty trucks in North America as the result of the softening U.S. economy and concerns over fuel prices. We do not expect a recovery in demand for light-duty trucks in North America in 2008.

Total on-highway-related sales were 54 percent of total engine sales in 2008, compared to 56 percent in 2007 for the nine month period.

Segment EBIT

Engine segment EBIT increased for the three months ended September 28, 2008, compared to the same period in 2007, primarily due to a more favorable sales mix in the on-highway markets and improved industrial engine and parts pricing, which was partially offset by increased material costs. Gross margin increased $50 million, or 15 percent, and gross margin percentage improved 1.3 percentage points for the three months ended September 28, 2008, as compared to the same period in 2007. Selling, general and administrative expenses increased $18 million, or 12 percent, and increased by 0.4 percentage points, as a percentage of sales, for the three months ended September 28, 2008, as compared to the same period in 2007. Research, development and engineering expenses increased $19 million, or 34 percent, and increased 0.7 percentage points, as a percentage of sales, for the three months ended September 28, 2008, as compared to the same period in 2007. The increase in research, development and engineering expenses was the result of increased spending on emissions related programs.

Engine segment EBIT increased for the nine months ended September 28, 2008, compared to the same period in 2007, primarily due to higher engine volumes across most on-highway markets, improved industrial engine and parts pricing and more favorable sales mix in the on-highway markets, which was partially offset by increased material cost and warranty expense. Gross margin increased $215 million, or 22 percent, and gross margin percentage improved by 1.1 percentage points for the nine months ended September 28, 2008, as compared to the same period in 2007. Selling, general and administrative expenses increased $51 million, or 12 percent, and remained relatively flat as a percentage of sales for the nine months ended September 28, 2008, as compared to the same period in 2007. Research, development and engineering expenses increased $56 million, or 35 percent, and increased 0.5 percentage points, as a percentage of sales, for the nine months ended September 28, 2008, as compared to the same period in 2007. The increase in research, development and engineering expenses was the result of increased spending on emissions related programs.

A summary of Engine sales by market follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 28,	September 30,			September 28,	September 30,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
Heavy-duty truck	$630	$520	$110	21%	$1,838	$1,417	$421	30%
Medium-duty truck and bus	406	359	47	13%	1,225	885	340	38%
Light-duty automotive and RV	170	388	(218)	(56)%	650	1,094	(444)	(41)%
Total on-highway	1,206	1,267	(61)	(5)%	3,713	3,396	317	9%
Industrial	788	661	127	19%	2,325	1,943	382	20%
Stationary power	285	225	60	27%	836	688	148	22%
Total sales	$2,279	$2,153	$126	6%	$6,874	$6,027	$847	14%

A summary of unit shipments by engine classification (including unit shipments for Power Generation) follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 28,	September 30,			September 28,	September 30,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Midrange	102,400	130,500	(28,100)	(22)%	331,400	371,200	(39,800)	(11)%
Heavy-duty	29,400	24,800	4,600	19%	85,800	67,600	18,200	27%
High-horsepower	5,300	4,600	700	15%	15,400	13,600	1,800	13%
Total unit shipments	137,100	159,900	(22,800)	(14)%	432,600	452,400	(19,800)	(4)%

Power Generation

Financial data for the Power Generation segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 28,	September 30,			September 28,	September 30,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
External sales	$653	$594	$59	10%	$1,926	$1,730	$196	11%
Intersegment sales	235	182	53	29%	687	490	197	40%
Total sales	888	776	112	14%	2,613	2,220	393	18%
Depreciation and amortization	9	11	2	18%	31	31	—	NM
Research, development and engineering expenses	11	8	(3)	(38)%	31	25	(6)	(24)%
Equity, royalty and interest income from investees	6	5	1	20%	17	12	5	42%
Interest income	1	1	—	NM	3	4	(1)	(25)%
Segment EBIT	108	83	25	30%	301	248	53	21%

Segment EBIT as a percentage of net sales	12.2%	10.7%	1.5 percentage points		11.5%	11.2%	0.3 percentage points

Our Power Generation segment includes the following businesses: commercial, consumer, rental, power electronics, energy solutions and alternators. Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/ (Unfavorable)		Nine months ended		Favorable/ (Unfavorable)
	September 28, 2008	September 30, 2007	Amount	Percent	September 28, 2008	September 30, 2007	Amount	Percent
	$ in millions				$ in millions
Commercial	$572	$458	$114	25%	$1,648	$1,289	$359	28%
Alternator	174	163	11	7%	508	451	57	13%
Consumer	57	87	(30)	(34)%	194	271	(77)	(28)%
Other	85	68	17	25%	263	209	54	26%
Total sales	$888	$776	$112	14%	$2,613	$2,220	$393	18%

Sales

Power Generation segment sales increased for the three months ended, September 28, 2008, compared to the same period in 2007, primarily due to:

       increased sales of 25 percent in our commercial business, the largest line of business in this segment, caused by strong demand in most regions, especially in the U.K., China, India, Latin America, and the Middle East;

       increased sales of 86 percent in our rental business caused by increased demand in the Middle East;

       increased sales of seven percent in our alternator business caused by strong international growth, especially in the U.K., China, and India;

       improved price realization in our commercial and alternator businesses; and

       favorable foreign currency translation of $13 million.

These increases were partially offset by a 34 percent decrease in our consumer business sales, primarily due to the softening U.S. economy.

Power Generation segment sales increased for the nine months ended, September 28, 2008, compared to the same period in 2007, primarily due to:

       increased sales of 28 percent in our commercial business as the result of strong demand across most regions, especially in the U.K., Middle East, India, Latin America and China;

       increased sales of 13 percent in our alternator business resulting from strong international growth, especially in the U.K., Western Europe and China;

       improved price realization in our commercial and alternator businesses; and

       favorable foreign currency translation of $40 million.

These increases were partially offset by a decrease of 28 percent in our consumer business sales, primarily due to the softening U.S. economy.

Segment EBIT

Power Generation segment EBIT increased for the three months ended, September 28, 2008, compared to the same period in 2007, due to significant price realization, increased volume, increased rental revenue and favorable product mix, which was partially offset by increased material costs, including increased engine and commodity prices. Gross margin improved $30 million, or 20 percent, and the gross margin percentage improved by one percentage point for the three month period, over the same period in 2007. Selling, general and administrative expenses increased by $1 million, or two percent, however, selling, general and administrative expenses improved by 0.9 percentage points, as a percentage of sales, for the three month period, as compared to the same period in 2007. Research, development and engineering expenses increased $3 million, or 38 percent, and increased by 0.2 percentage points, as a percentage of sales, for the three month period, as compared to the same period in 2007.

Power Generation segment EBIT increased for the nine months ended, September 28, 2008, compared to the same period in 2007, primarily due to significant price realization, increased volume and favorable product mix. This was partially offset by increased material costs, including increased engine and commodity prices. Gross margin improved $91 million, or 22 percent, and the gross margin percentage improved by 0.7 percentage points for the nine month period over the same period in 2007. Selling, general and administrative expenses increased by $24 million, or 13 percent, however, selling, general and administrative expenses improved by 0.3 percentage points, as a percentage of sales, for the nine month period, as compared to the same period in 2007. Research, development and engineering expenses increased $6 million, or 24 percent; however, research, development and engineering expenses remained relatively flat as a percentage of sales for the nine month period, compared to the same period in 2007.

A summary of Power Generation engine shipments (including engines sold in power generation units) during the quarter by engine category follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 28,	September 30,			September 28,	September 30,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
Midrange	8,900	7,400	1,500	20%	25,100	22,800	2,300	10%
Heavy-duty	2,300	2,100	200	10%	6,300	5,700	600	11%
High-horsepower	2,800	2,600	200	8%	8,600	7,700	900	12%
Total unit shipments	14,000	12,100	1,900	16%	40,000	36,200	3,800	10%

Components

Financial data for the Components segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 28,	September 30,			September 28,	September 30,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
External sales	$535	$494	$41	8%	$1,686	$1,465	$221	15%
Intersegment sales	266	247	19	8%	790	690	100	14%
Total sales	801	741	60	8%	2,476	2,155	321	15%
Depreciation and amortization	16	14	(2)	(14)%	49	43	(6)	(14)%
Research, development and engineering expenses	27	18	(9)	(50)%	74	52	(22)	(42)%
Equity, royalty and interest income from investees	3	3	—	NM	10	1	9	NM
Interest income	1	1	—	NM	3	2	1	50%
Segment EBIT	61	34	27	79%	175	106	69	65%

Segment EBIT as a percentage of net sales	7.6%	4.6%	3.0 percentage points		7.1%	4.9%	2.2 percentage points

Our Components segment includes the following businesses: filtration, turbochargers, emission solutions, and fuel systems. Sales for our Components segment by business were as follows:

	Three months ended		Favorable/ (Unfavorable)		Nine months ended		Favorable/ (Unfavorable)
	September 28, 2008	September 30, 2007	Amount	Percent	September 28, 2008	September 30, 2007	Amount	Percent
	$ in millions				$ in millions
Filtration	$304	$302	$2	1%	$921	$911	$10	1%
Turbochargers	246	225	21	9%	786	623	163	26%
Emission solutions	141	111	30	27%	423	318	105	33%
Fuel systems	110	103	7	7%	346	303	43	14%
Total sales	$801	$741	$60	8%	$2,476	$2,155	$321	15%

Sales

Components segment sales increased for the three months ended, September 28, 2008, compared to the same period in 2007, primarily due to:

       increased sales of 27 percent in our emission solutions business, primarily in North America, due to improved pricing, strong sales growth and favorable sales mix;

       increased sales of nine percent in our turbocharger business, principally due to price realization and stronger demand in North America, China and Europe;

       increased sales of six percent in our fuel systems business, primarily due to higher sales in North America; and

       slight sales growth in our filtration business.

These increases were partially offset by the sale of Universal Silencer, which contributed $20 million in sales in the three months ended September 30, 2007.

Components segment sales increased for the nine months ended, September 28, 2008, compared to the same period in 2007, primarily due to:

        increased sales of 26 percent in our turbocharger business due to strong growth in North America, Europe and China, partially due to pre-buy activity in advance of new Euro III emissions standards, which fueled domestic sales in China, and an $11 million benefit for the first nine months of 2008 from the consolidation of a joint venture we purchased in the first quarter of 2007;

        increased sales of 33 percent in our emission solutions business due to strong sales in North America and Europe as the result of North American share gains and expanding markets in both regions;

        increased sales of 14 percent in our fuel systems business as we experienced higher sales in North America and China; and

        slight sales growth in our filtration business.

These increases were partially offset by the sale of Universal Silencer and the discontinuance of a product line in 2007, which contributed a combined $67 million in sales in the nine months ended September 30, 2007.

Segment EBIT

Components segment EBIT increased for the three months ended, September 28, 2008, compared to the same period in 2007, primarily due to price realization in our turbocharger, filtration and emission solution businesses, increased volumes and manufacturing efficiencies in all of our businesses. Gross margin increased $41 million, or 40 percent, and gross margin percentage increased over four percentage points for the three month period ended September 28, 2008, compared to the same period in 2007. Selling, general and administrative expenses increased $8 million, or 15 percent, and increased 0.4 percentage points, as a percentage of sales, for the three months ended September 28, 2008, compared to the same period in 2007. Research, development and engineering expenses increased $9 million, or 50 percent, and increased one percentage point, as a percentage of sales, for the three months ended September 28, 2008, compared to the same period in 2007.

Components segment EBIT increased for the nine months ended, September 28, 2008, compared to the same period in 2007, primarily due to increased volumes in most of our businesses, price realization in our turbocharger business and manufacturing efficiencies in all of our businesses. Gross margin increased $115 million, or 38 percent, and gross margin percentage increased nearly three percentage points for the nine month period ended September 28, 2008, as compared to the same period in 2007. Selling, general and administrative expenses increased $27 million, or 18 percent, and increased 0.2 percentage points, as a percentage of sales, for the nine months ended September 28, 2008, compared to the same period in 2007. Research, development and engineering expenses increased $22 million, or 42 percent, and increased 0.6 percentage points, as a percentage of sales, for the nine months ended September 28, 2008, compared to the same period in 2007. The increased research and development spending is focused on developing new products for us and other OEMs to meet future emissions standards for both developed and emerging markets.

Distribution

Financial data for the Distribution segment was as follows:

	Three Months Ended		Favorable/ (Unfavorable)		Nine Months Ended		Favorable/ (Unfavorable)
	September 28,	September 30,			September 28,	September 30,
	2008	2007	Amount	Percent	2008	2007	Amount	Percent
	$ in millions				$ in millions
External sales	$578	$394	$184	47%	$1,600	$1,070	$530	50%
Intersegment sales	3	1	2	NM	7	2	5	NM
Total sales	581	395	186	47%	1,607	1,072	535	50%
Depreciation and amortization	6	3	(3)	NM	17	8	(9)	NM
Equity, royalty and interest income from investees	31	26	5	19%	84	67	17	25%
Interest income	—	1	(1)	NM	1	1	—	NM
Segment EBIT	61	46	15	33%	178	131	47	36%

Segment EBIT as a percentage of net sales	10.5%	11.6%	(1.1) percentage points		11.1%	12.2%	(1.1) percentage points

Sales

Distribution segment sales increased for the three months ended, September 28, 2008, compared to the same period in 2007, as a result of:

  organic growth in Europe, the South Pacific, and Africa;

  higher sales from the acquisition of a majority ownership interest in three previously independent distributors of $80 million; and

  gains from foreign currency translation of $15 million.

The higher sales were led by increases in power generation, parts and engine, followed by service.

Distribution segment sales increased for the nine months ended, September 28, 2008, compared to the same period in 2007, as a result of:

  organic growth in Europe, the South Pacific, and the Middle East;

  higher sales from the acquisition of a majority ownership interest in three previously independent distributors of $180 million; and

  gains from foreign currency translation of $67 million.

The higher sales were led by increases in power generation, engine and parts, followed by service.

Segment EBIT

Distribution segment EBIT improved for the three months ended, September 28, 2008, compared to the same period in 2007, primarily due to increased sales volumes for power generation, parts and engine, followed by service, and improved pricing. However, segment EBIT decreased as a percentage of sales primarily due to unfavorable currency translation adjustments which negatively impacted our EBIT as a percentage of sales by 1.2 percentage points. Excluding the $7 million impact of three new distributors consolidated during the year and one new North American joint venture, EBIT was $54 million for the three month period and decreased 0.8 percentage points as a percentage of sales. Gross margin increased by $45 million, or 56 percent, and increased as a percentage of sales by 1.2 percentage points for the three month period, as compared to the same period in 2007. The increase in gross margin was primarily due to the increase in sales volumes and improved pricing. Selling, general and administrative expenses increased $21 million, or 31 percent, however, selling, general and administrative expenses improved by 1.9 percentage points as a percentage of sales for the three months ended September 28, 2008, compared to the same period in 2007.

Distribution segment EBIT improved for the nine months ended, September 28, 2008, compared to the same period in 2007, primarily due to increased sales volumes for power generation, parts and engines followed by service. However, segment EBIT decreased as a percentage of sales, primarily due to unfavorable currency translation adjustments which negatively impacted our EBIT as a percentage of sales by 0.5 percentage points. Excluding the $8 million impact of three new distributors consolidated during the year and one new North American joint venture, EBIT was $170 million for the nine month period and decreased 0.3 percentage points as a percentage of sales. Gross margin increased by $122 million, or 54 percent, and improved 0.5 percentage points as a percentage of sales for the nine month period, as compared to the same period in 2007. The increase in gross margin was primarily due to the increase in sales volumes and improved pricing. Selling, general and administrative expenses increased $70 million, or 39 percent, however, selling, general and administrative expenses improved by 1.2 percent as a percentage of sales for the nine months ended September 28, 2008, compared to the same period in 2007.

Reconciliation of Segment EBIT to Income Before Income Taxes and Minority Interests

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income:

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	in millions

Total segment EBIT	$390	$318	$1,229	$954
Non-segment EBIT (1)	(10)	(12)	(65)	(51)
Total EBIT	$380	$306	$1,164	$903
Less:
Interest expense	10	14	33	44
Income before income taxes and minority interests	$370	$292	$1,131	$859
(1) Includes intersegment profit in inventory eliminations and unallocated corporate expenses including flood related expenses.

Geographic Markets

Sales to international markets for the three and nine months ended September 28, 2008, were 61 percent and 60 percent of total net sales, compared with 52 percent of total net sales for the same periods in 2007.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three Months Ended				Nine Months Ended
	September 28, 2008		September 30, 2007		September 28, 2008		September 30, 2007
	$ in millions
United States	$1,447	39%	$1,603	48%	$4,471	40%	$4,524	48%
Asia/Australia	799	22%	621	18%	2,339	21%	1,727	18%
Europe/CIS	622	17%	550	16%	2,013	18%	1,656	17%
Mexico/Latin America	411	11%	309	9%	1,166	11%	844	9%
Africa/Middle East	242	6%	185	6%	633	6%	493	5%
Canada	172	5%	104	3%	432	4%	288	3%
Total international	2,246	61%	1,769	52%	6,583	60%	5,008	52%
Total consolidated net sales	$3,693	100%	$3,372	100%	$11,054	100%	$9,532	100%

LIQUIDITY AND CAPITAL RESOURCES

Management's Assessment of Liquidity

We believe our financial condition and liquidity remain strong despite the downturn in the U.S. economy. Our strong balance sheet and improved credit ratings enabled us to secure a new Three-Year Revolving Credit Facility in the third quarter.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  Other sources of liquidity include:

  cash and cash equivalents of $572 million,

  marketable securities of $83 million,

  $1.1 billion available under our revolving credit facility,

  $221 million, based on eligible receivables, available under our accounts receivable program and

  $92 million available under international credit facilities.

While the impact of the continued market volatility cannot be predicted, we believe our liquidity will provide us with the financial flexibility needed to fund working capital, debt service obligations, capital expenditures, projected pension obligations, common stock repurchases, dividend payments and expansion of our business into emerging markets.

We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources. We expect that general market conditions could impact the rate at which we realize our receivables in the future, however, we expect our cash flow from operations to remain strong. We will continue to diligently monitor our receivables for potential slowing in collections that could occur as a result of softening economic conditions and our customer's access to credit. We continue to have full access to our revolving credit facility and our exposure to failed financial institutions is limited to immaterial write-offs within our pension trusts.  The overall decline in market valuations has impacted the current value of our pension trusts as discussed in more detail below.

A significant portion of our cash flows is generated outside the U.S. More than half of our cash and cash equivalents and most of our marketable securities at September 28, 2008, are denominated in foreign currencies. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations at the local level. We have and will continue to transfer cash from those subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention.

	September 28,	December 31,	September 30,
	2008	2007	2007
	in millions
Current assets	$5,448	$4,815	$4,947
Current liabilities	2,978	2,711	2,704
Working capital	$2,470	$2,104	$2,243
Current ratio	1.83	1.78	1.83
Days’ sales in receivables	53	53	55
Inventory turnover	6.0	6.5	6.1

Current assets increased $633 million, primarily due to a $305 million increase in accounts and notes receivable, net driven by the increase in net sales and a $299 million increase in inventories as the businesses prepare to meet increasing demand and continue to expand into new markets. These increases were partially offset by a $37 million decline in marketable securities (see Cash Flows below).

Current liabilities increased $267 million, primarily due to an increase in accounts payable of $183 million and increases in other accrued expenses of $121 million due to business expansions. These increases were partially offset by a decrease in the current portion of long-term debt and loans payable of $39 million and a decline in accrued compensation, benefits and retirement costs of $37 million.

Cash Flows

The following table summarizes the key elements of our cash flows for the nine month period:

	September 28, 2008	September 30, 2007
	in millions
Net cash provided by operating activities	$725	$523
Net cash used in investing activities	(552)	(323)
Net cash used in financing activities	(171)	(427)
Effect of exchange rate changes on cash	(7)	11
Net decrease in cash and cash equivalents	$(5)	$(216)

Operating Activities

Net cash provided by operating activities increased $202 million in the first nine months of 2008, compared to the same period in 2007. The improvement was primarily due to higher net income of $171 million, a $50 million decrease in pension contributions and a $34 million favorable impact from translation and hedging activities, partially offset by a $41 million negative change associated with working capital and a $31 million decrease in the deferred income tax provision. The major components of the change in working capital are as follows: an $85 million net increase in accrued expenses driven by increased warranty accruals and timing of various other expenses, partially offset by an $88 million increase in receivables primarily as a result of higher net sales.

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. Better than expected investment returns in recent years and additional voluntary contributions have improved the funded status of all plans; however, as the result of the ongoing credit crisis and the related market turmoil, our pension assets have experienced some deterioration. Through the nine months ended September 28, 2008, short-term returns for both our U.S. and U.K. pension plans are significantly below our long-term expected rate of return of 8.25 percent used in our assumptions due to adverse conditions in the equity markets. As a result of losses experienced in global equity markets, our pension funds are likely to have a negative return for 2008, which would result in a charge to shareholders’ equity in the fourth quarter and thus create increased pension costs in 2009.  Approximately 92 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities. The remaining eight percent of our plan assets are invested in less liquid but market valued investments, including real estate and private equity. We made pension contributions of $94 million to our pension plans in the first nine months of 2008. We anticipate making additional contributions of $1 million to $10 million to our pension plans in the fourth quarter.  Claims and premiums for other postretirement benefits are expected to approximate $60 million. The $94 million of pension contributions in the first nine months of 2008 included voluntary contributions of $70 million. These contributions and payments include payments from Company funds either to increase pension plan assets or to make direct payments to plan participants.

Investing Activities

Net cash used in investing activities increased $229 million in the first nine months of 2008, compared to the first nine months of 2007. The increase was primarily due to a $148 million increase in capital expenditures, higher investments in businesses of $122 million and higher investments in and advances to equity investees of $24 million, which was partially offset by a $64 million increase in the proceeds from the sale of an equity investment in European Engine Alliance and a net decrease of $29 million in the acquisition/disposition of investments in marketable securities.

Capital expenditures for the first nine months of 2008 increased 81 percent over the same period in 2007 to support our growth, and included investments to increase capacity and to fund development of our new products. Our investments in capacity improvements and development of new products are accelerating across all of our businesses. We continue to invest approximately 40 percent of our capital in low-cost regions of the world to further leverage our opportunities for cost reduction and future growth opportunities. Capital expenditures for the first nine months of 2008 were $330 million. In 2008, we expect capital expenditures to total approximately $550 million to $600 million. This spending excludes any assets that may need to be purchased as a result of the flood. We anticipate these expenditures will range from $85 million to $95 million and will occur over the next five quarters.

Financing Activities

Net cash used in financing activities decreased $256 million in the first nine months of 2008, compared to the first nine months of 2007. The majority of the decrease in cash outflows was due to the $88 million increase in proceeds from borrowings, the decrease in repurchase of common stock of $87 million and the $52 million increase in proceeds from sale of stock held by employee benefit trust.

In December 2007, the Board of Directors authorized the acquisition of up to $500 million of Cummins common stock. We began making purchases under the plan in March 2008 and have purchased $123 million of stock as of September 28, 2008. The share repurchase program, along with investments in our growth, are expected to be a significant use of our cash flows in 2008 and future years, however, total repurchases may vary quarter to quarter depending on other investing and financing activities, market conditions, or restrictions.

Our total debt was $667 million as of September 28, 2008, compared with $664 million at September 30, 2007. Total debt as a percent of our total capital, including total long-term debt, was 14.6 percent at September 28, 2008, compared to 17.2 percent at September 30, 2007.

On July 8, 2008, the Board of Directors approved an increase in the quarterly cash dividend on our common stock from $0.125 per share to $0.175 per share. The dividend was paid on September 2, 2008, to shareholders of record on August 22, 2008.

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

The Credit Facility matures on June 30, 2011. The Credit Facility is unsecured and amounts payable under it will rank pro rata with all other unsecured, unsubordinated indebtedness of Cummins. Borrowings under the Credit Facility will primarily be denominated in U.S. dollars. A portion of the Credit Facility, up to $200 million, is available for Letters of Credit denominated in U.S. dollars or Alternate Currencies. In addition, up to $200 million of the Revolving Credit Facility will be available in Pounds Sterling or Euros. A portion of the Credit Facility, up to $100 million, is available for swingline loans denominated in U.S. dollars. Loans will bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of Cummins outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR loans was 0.75 percent per annum as of September 28, 2008. However, due to global credit issues that rate has risen and the minimum applicable rate is 0.75 percent per annum to 2 percent per annum as of this filing. Loans may be prepaid without premium or penalty, subject to customary breakage costs.

The Credit Facility replaces $650 million in aggregate principal amount of a revolving credit facility (Former Credit Agreement) maintained by Cummins which was terminated effective June 30, 2008.

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

The obligation of Cummins to pay amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an “Event of Default” as defined in the Credit Agreement. Such Events of Default include, among others, (a) Cummins failure to pay the principal of, or interest on, borrowings under the Credit Facility, (b) any representation or warranty of Cummins in the Credit Agreement proving to be materially false or misleading, (c) Cummins breach of any of its covenants contained in the Credit Agreement and (d) the bankruptcy or insolvency of Cummins.

There are no material relationships between Cummins or its affiliates and any of the Lenders, other than as described above.

On June 17, 2008, Fitch upgraded our senior unsecured debt ratings from “BBB” to “BBB+” citing Cummins’ recent market share gains and improving credit profile, including improvement in Cummins’ geographic and business diversification.

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

Critical accounting estimates are defined as follows: the estimates require management to make assumptions about matters that were highly uncertain at the time the estimates were made; different estimates reasonably could have been used; or if changes in the estimates are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of the Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill. A discussion of these critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2007 Annual Report on Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.” Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2008.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 “Recently Adopted and Recently Issued Accounting Pronouncements” in the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company's internal control over financial reporting during the quarter ended September 28, 2008, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are at any one time party to a number of lawsuits or subject to claims arising out of the ordinary course of our business, including actions related to product liability, patent, trademark or other intellectual property infringement, contractual liability, workplace safety and environmental claims and cases, some of which involve claims for substantial damages. We and our subsidiaries are currently defendants in a number of pending legal actions, including actions related to use and performance of our products. While we carry product liability insurance covering significant claims for damages involving personal injury and property damage, we cannot assure you that such insurance would be adequate to cover the costs associated with a judgment against us with respect to these claims. We also establish reserves for matters in which losses are probable and can be reasonably estimated. We have also been identified as a potentially responsible party at several waste disposal sites under federal and state environmental statutes, as more fully described in Item 1 of our 2007 Annual Report on Form 10-K under "Environmental Compliance-Other Environmental Statutes and Regulations.” We deny liability with respect to many of these legal actions and environmental proceedings and are vigorously defending such actions or proceedings. While we believe we have established adequate accruals for our expected future liability with respect to our pending legal actions and proceedings, we cannot assure you that our liability with respect to any such action or proceeding would not exceed our established accruals. Further, we cannot assure that litigation having a material adverse affect on our financial condition will not arise in the future. The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure. See also Note 13, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K. There has been no material change in this information since the filing of our 2007 Annual Report on Form 10-K.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 701 of Regulation S-K.

In the third quarter of 2008, our Employee Benefits Trust (Trust) sold approximately 0.9 million shares of common stock in the open market pursuant to SEC Rule 144 of the general rules and regulations under the Securities Act of 1933, representing a portion of the Trust’s shares.  The Trust was established and funded with these and other common shares in 1997 to be used in meeting certain obligations under our employee benefit and compensation plans.  The Trust used the $52 million of cash proceeds from the sale to fund certain non-qualified benefit obligations permitted to be satisfied by the Trust, but that could not be satisfied in-kind with the shares.

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 30 – August 3, 2008	—	$—	—	62,034
August 4 – August 31, 2008	307,238	65.43	305,000	60,449
September 1 – September 28, 2008	1,068,000	54.98	1,068,000	67,672
Total	1,375,238	$57.31	1,373,000

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

In December 2007, the Board of Directors authorized the acquisition of up to $500 million worth of Cummins common stock in addition to what had been acquired under previous authorizations. As of September 28, 2008, we had purchased $123 million of common stock and can purchase an additional $377 million under the board authorization.

During the third quarter of 2008, we repurchased 2,238 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. There is no maximum amount of shares that we may purchase under this plan.

During the third quarter of 2008, we issued 2,960 shares of restricted stock as compensation to our non-employee directors, all of whom are accredited investors. These shares were not registered under the Securities Act of 1933 (the “Securities Act”) pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act.

According to our bylaws, we are not subject to the provisions of the Indiana Control Share Act. However, we are governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the company.

ITEM 5.  Other Information

In October 2008, we entered into a commitment with Irwin Financial Corporation (Irwin) to purchase up to $25 million of their common shares. Under the terms of the agreement, the actual amount of the shares to be purchased will be determined at the conclusion of a potential rights offering being planned by Irwin.  Cummins and several other parties have agreed to purchase any unsubscribed shares from the rights offering subject to a maximum commitment. Our commitment will be limited to the lesser of (1) the amount of unsubscribed shares from the rights offering that are allocated to us, (2) $25 million, or (3) an amount which will ensure that our ownership percentage does not exceed 19.9 percent. William I. Miller, Chairman and Chief Executive Officer of Irwin, is currently a member of the board of directors of Cummins and has agreed to resign from that position if the company exercises its standby commitment in full or in part. Mr. Miller has no effective control over the Company's exercise of its standby commitment.

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
Date: October 31, 2008

By:	/s/ Patrick J. Ward	By:	/s/ Marsha L. Hunt
	PATRICK J. WARD Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)