Form 10-Q
period 2009-03-29
CUMMINS INC
filed 2009-04-30
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 29, 2009

 Commission File Number 1-4949

CUMMINS INC.

(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35‑0257090 (IRS Employer Identification No.)
500 Jackson Street Box 3005 Columbus, Indiana 47202-3005 (Address of principal executive offices)

Telephone (812) 377-5000 (Registrant's telephone number, including area code)

 Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒  Accelerated filer ☐

Non-accelerated filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of March 29, 2009, there were 201,816,557 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company's Reports

Cummins maintains an internet website at www.cummins.com. Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission.

CUMMINS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 29,	March 30,
In millions (except per share amounts)	2009	2008
NET SALES (a)	$2,439	$3,474
Cost of sales	1,994	2,767
GROSS MARGIN	445	707

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	300	351
Research, development and engineering expenses	85	103
Equity, royalty and interest income from investees (Note 5)	33	67
Restructuring charges (Note 6)	66	—
Other operating income (expense), net	2	(1)

OPERATING INCOME	29	319

Interest income	2	6
Interest expense	7	11
Other (expense) income, net	(3)	(10)
INCOME BEFORE INCOME TAXES	21	304

Income tax expense	7	102
NET INCOME	14	202

Less: net income attributable to noncontrolling interests	7	12
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$7	$190

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$0.04	$0.97
Diluted	$0.04	$0.97

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	196.8	195.1
Dilutive effect of stock compensation awards	0.2	1.3
Diluted	197.0	196.4

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.125

(a) Includes sales to nonconsolidated equity investees of $429 million and $512 million for the three months ended March 29, 2009 and March 30, 2008, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 29,	December 31,
In millions (except par value)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$353	$426
Marketable securities	65	77
Accounts and notes receivable, net
Trade and other	1,538	1,551
Nonconsolidated equity investees	191	231
Inventories (Note 7)	1,738	1,783
Deferred income taxes	353	347
Prepaid expenses and other current assets	196	298
Total current assets	4,434	4,713
Long-term assets
Property, plant and equipment	4,574	4,539
Accumulated depreciation	(2,741)	(2,698)
Property, plant and equipment, net	1,833	1,841
Investments and advances related to equity method investees	526	588
Goodwill and other intangible assets, net	607	585
Deferred income taxes	507	491
Other assets	271	301
Total assets	$8,178	$8,519
LIABILITIES
Current liabilities
Current portion of long-term debt and loans payable	$76	$69
Accounts payable (principally trade)	912	1,009
Current portion of accrued product warranty (Note 8)	382	434
Accrued compensation, benefits and retirement costs	251	364
Other accrued expenses	660	763
Total current liabilities	2,281	2,639
Long-term liabilities
Long-term debt	651	629
Pensions	590	574
Postretirement benefits other than pensions	448	452	13
Other liabilities and deferred revenue	781	745
Total liabilities	4,751	5,039
Commitments and contingencies (Note 9)	—	—
EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.1 and 221.7 shares issued	1,790	1,793
Retained earnings	3,260	3,288
Treasury stock, at cost, 20.3 and 20.4 shares	(714)	(715)
Common stock held by employee benefits trust, at cost, 4.8 and 5.1 shares	(58)	(61)
Unearned compensation	(3)	(5)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(801)	(798)
Other	(251)	(268)
Total accumulated other comprehensive loss	(1,052)	(1,066)
Total Cummins Inc. shareholders’ equity	3,223	3,234
Noncontrolling interests	204	246
Total equity	3,427	3,480
Total liabilities and equity	$8,178	$8,519

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 29,	March 30,
In millions	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges, net of cash payments (Note 6)	48	―
Depreciation and amortization	76	75
Deferred income taxes	(21)	(7)
Equity in income of investees, net of dividends	52	(39)
Pension expense, net of pension contributions (Note 4)	15	1
Other post-retirement benefits expense, net of cash payments	(8)	(6)
Stock-based compensation expense	6	8
Excess tax (benefits) deficiencies on stock-based awards	3	(10)
Translation and hedging activities	19	6
Changes in current assets and liabilities, net of acquisitions and dispositions:
Accounts and notes receivable	49	(193)
Inventories	44	(165)
Other current assets	9	(5)
Accounts payable	(103)	164
Accrued expenses	(173)	(23)
Changes in long-term liabilities	36	25
Other, net	10	4
Net cash provided by operating activities	76	37
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(64)	(90)
Investments in internal use software	(11)	(14)
Proceeds from disposals of property, plant and equipment	6	1
Investments in and advances (to) from equity investees	5	(20)
Acquisition of businesses, net of cash acquired	(2)	(29)
Investments in marketable securities—acquisitions	(69)	(60)
Investments in marketable securities—liquidations	78	69
Cash flows from derivatives not designated as hedges	(33)	(12)
Other, net	―	3
Net cash used in investing activities	(90)	(152)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	7	42
Payments on borrowings and capital lease obligations	(19)	(47)
Net borrowings under short-term credit agreements	4	14
Distributions to noncontrolling interests	(9)	(6)
Dividend payments on common stock	(35)	(25)
Repurchases of common stock	―	(11)
Excess tax benefits (deficiencies) on stock-based awards	(3)	10
Other, net	2	1
Net cash used in financing activities	(53)	(22)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6)	6
Net decrease in cash and cash equivalents	(73)	(131)
Cash and cash equivalents at beginning of year	426	577
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$353	$446

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common		Total Cummins
		Additional		Other			Stock		Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2007	$551	$1,168	$2,660	$(286)		$(593)	$(79)	$(11)	$3,410	$292	$3,702
Comprehensive income:
Net income			190						190	12	202
Other comprehensive income (loss):
Unrealized gain on derivatives				20					20	―	20
Foreign currency translation adjustments				19					19	(3)	16
Change in pensions and other postretirement defined benefit plans				7					7	―	7
Total comprehensive income									236	9	245
Effect of changing pension plan measurement date pursuant to SFAS No. 158			(5)	(2)					(7)	―	(7)
Issuance of shares	3	2				1			6	2	8
Acquisition of shares						(11)			(11)	―	(11)
Cash dividends on common stock			(25)						(25)	―	(25)
Distribution to noncontrolling interests									―	(6)	(6)
Stock option exercises		(1)							(1)	―	(1)
Other shareholder transactions		3						3	6	10	16
BALANCE AT MARCH 30, 2008	$554	$1,172	$2,820	$(242)		$(603)	$(79)	$(8)	$3,614	$307	$3,921

BALANCE AT DECEMBER 31, 2008	$554	$1,239	$3,288	$(1,066)		$(715)	$(61)	$(5)	$3,234	$246	$3,480
Comprehensive income:
Net income			7						7	7	14
Other comprehensive income (loss):
Unrealized gain on derivatives				29					29	―	29
Foreign currency translation adjustments				(12)					(12)	(5)	(17)
Change in pensions and other postretirement defined benefit plans				(3)					(3)	―	(3)
Total comprehensive income									21	2	23
Issuance of shares	1								1	―	1
Cash dividends on common stock			(35)						(35)	―	(35)
Distribution to noncontrolling interests									―	(9)	(9)
Stock option exercises		(1)				1			―	―	―
Conversion to capital lease (Note 12)									―	(35)	(35)
Other shareholder transactions		(3)					3	2	2	―	2
BALANCE AT MARCH 29, 2009	$555	$1,235	$3,260	$(1,052	)(1)	$(714)	$(58)	$(3)	$3,223	$204	$3,427

(1) Comprised of defined benefit postretirement plans of $(801) million, foreign currency translation adjustments of $(215) million, unrealized gain on marketable securities of $2 million and unrealized loss on derivatives of $(38) million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  NATURE OF OPERATIONS

Cummins Inc. (“Cummins,” “the Company,” “the registrant,” “we,” “our,” or “us”) is a leading global power provider that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and emissions solutions, turbochargers, fuel systems, controls and air handling systems.  We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana.  We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide.  We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

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

Our reporting period ends on the Sunday closest to the last day of the quarterly calendar period.  The first quarter of 2009 and 2008 ended on March 29, and March 30, respectively.  The interim periods for both 2009 and 2008 contain 13 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding as of March 29, 2009, and March 30, 2008, excludes the effect of approximately 58,050 and 9,513 weighted-average shares of common stock, respectively, since such options had an exercise price in excess of the monthly average market value of our common stock during both three month periods.

You should read these interim condensed financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.  Our interim period financial results for the three-month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158).  This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans.  In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the company’s fiscal year end.  During 2006, we adopted the provisions (except for the measurement date change) of SFAS 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)," which resulted in a $94 million noncash charge to equity.  We adopted the measurement date provisions of SFAS 158 effective January 1, 2008.  The majority of our pension and postretirement plans previously used a November 30 measurement date.  All plans are now measured at December 31, consistent with the company’s fiscal year end.  The noncash effect of the adoption of the measurement date provisions of SFAS 158 decreased shareholders’ equity by approximately $10 million ($7 million after-tax) and increased long-term liabilities by approximately $10 million.  There was no effect on our results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which is effective for fiscal years beginning after December 15, 2008.  SFAS 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  We adopted SFAS 160 effective January 1, 2009, and applied it retrospectively.  As a result, we reclassified noncontrolling interests in amounts of $246 million and $307 million from the mezzanine section to equity in the December 31, 2008 and March 30, 2008, balance sheets, respectively.  Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under SFAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which is effective for fiscal years beginning after November 15, 2008.  SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and requires enhanced disclosures about a company’s derivative and hedging activities.  The new disclosures required by this standard are included in Note 11.

Accounting Pronouncements Issued But Not Yet Effective

In April 2009, the FASB issued three new FASB Staff Positions (FSPs) all of which impact the accounting and disclosure related to certain financial instruments.  FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 115-2 and FAS 124-2, "Recognition of Other-Than-Temporary Impairment" (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 107-1 and APB 28-1 "Interim Disclosures about Fair Value of Financial Instruments" (FSP FAS 107-1 and APB 28-1) amends FASB Statement No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  All three FSPs are required to be adopted for interim periods ending after June 15, 2009.  We do not expect adoption of these staff positions to have a material impact on our Condensed Consolidated Financial Statements.

NOTE 4.  PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor both funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Cash contributions to these plans for the three month periods ended March 29, 2009 and March 30, 2008, respectively, were as follows:

	Three months ended
	March 29,	March 30,
In millions	2009	2008
Defined benefit pension and postretirement plans:
Voluntary	$ ―	$12
Mandatory	21	16
Total defined benefit plans	$21	$28
Defined contribution pension plans	$16	$10

We presently anticipate contributing $125 million to $135 million to our defined benefit pension plans in 2009 and paying approximately $53 million in claims and premiums for other postretirement benefits.  The $125 million to $135 million of contributions for the full year include voluntary contributions of $100 million to $105 million.  These contributions and payments include payments from Company funds either to increase pension assets or to make direct payments to plan participants.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three months ended
	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,
In millions	2009	2008	2009	2008	2009	2008
Service cost	$11	$12	$4	$7	$ ―	$ ―
Interest cost	29	29	13	16	7	8
Expected return on plan assets	(35)	(38)	(14)	(19)	―	―
Amortization of prior service cost (credit)	―	―	1	1	(2)	(3)
Recognized net actuarial loss	8	5	5	5	―	―
Net periodic benefit cost	$13	$8	$9	$10	$5	$5

NOTE 5.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended
	March 29,	March 30,
In millions	2009	2008
Distribution Entities
North American distributors	$26	$22
All other distributors	3	2

Manufacturing Entities
Chongqing Cummins Engine Company, Ltd	$8	$7
Shanghai Fleetguard Filter Co. Ltd.	1	3
Dongfeng Cummins Engine Company, Ltd	―	14
Cummins MerCruiser Diesel Marine LLC.	(1)	4
Tata Cummins Ltd.	(2)	5
All other manufacturers	(5)	5
Cummins share of net income	30	62
Royalty and interest income	3	5
Equity, royalty and interest income from investees	$33	$67

NOTE 6.  RESTRUCTURING CHARGES

2009 Restructuring Actions

In the first quarter of 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the continuing deterioration in the global economy.  We reduced our global workforce by approximately 800 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including significant downsizing at numerous facilities and complete closure of two facilities and several branch distributor locations.  Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan.  Estimates of restructuring were made based on information available at the time charges were recorded.  Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.  Total workforce reductions as of March 29, 2009 were as follows:

2009 Plan
Terminations announced	2,854
Terminations completed	(2,683)
Remaining terminations	171

In response to closures and downsizing noted above, we incurred $1 million of restructuring expenses for lease terminations and $5 million of restructuring expenses for asset impairments.  During the first quarter of 2009 we recorded a total pre-tax restructuring charge of $66 million in “Restructuring charges” in the Condensed Consolidated Statements of Income related to the 2009 actions. These restructuring actions included:

In millions	2009	Estimated Completion Date
Workforce reductions	$60	June 2009
Exit activities	6	June 2009

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in the Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
2009 Restructuring charges	$60	$6	$66
Cash payments for 2009 actions	(17)	(1)	(18)
Noncash items	―	(4)	(4)
Balance at March 29, 2009	$43	$1	$44

We do not include restructuring charges in our operating segment results.  The pretax impact of allocating restructuring charges to the segment results would have been as follows:

In millions	2009 Charges
Engine	$31
Power Generation	3
Components	24
Distribution	4
Non-segment	4
Total restructuring charges	$66

2008 Restructuring Actions

In 2008 we executed restructuring actions in response to the continued deterioration in our U.S. businesses and most key markets around the world in the second half of 2008, as well as a reduction in orders in most U.S. and foreign markets for 2009.  In 2008 we announced reductions of our global workforce by approximately 650 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 800 hourly employees.  Total workforce reductions as of March 29, 2009 were as follows:

2008 Plan
Terminations announced	1,450
Terminations completed	(1,416)
Remaining terminations (1)	34
(1)The remaining terminations under the 2008 plan are expected to occur in 2009.

The charges recorded during the year ended December 31, 2008, included severance costs related to both voluntary and involuntary terminations.  During 2008, we incurred a pretax charge related to the professional and hourly restructuring initiatives of $37 million.  The following table summarizes the balance of accrued restructuring charges and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in the Condensed Consolidated Balance Sheets.

In millions	Severance Costs
Balance at December 31, 2008	34
Cash payments for 2008 actions	(17)
Balance at March 29, 2009	17

NOTE 7.  INVENTORIES

Inventories included the following:

	March 29,	December 31,
In millions	2009	2008
Finished products	$906	$860
Work-in-process and raw materials	933	1,021
Inventories at FIFO cost	1,839	1,881
Excess of FIFO over LIFO	(101)	(98)
Total inventories	$1,738	$1,783

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

	Three months ended
	March 29,	March 30,
In millions	2009	2008
Balance, beginning of period	$962	$749
Provision for warranties issued	77	107
Deferred revenue on extended warranty contracts sold	26	16
Payments	(117)	(95)
Amortization of deferred revenue on extended warranty contracts	(18)	(15)
Changes in estimates for pre-existing warranties	29	33
Foreign currency translation	―	1
Balance, end of period	$959	$796

The amount of deferred revenue related to extended coverage programs at March 29, 2009, was $233 million.  At March 29, 2009, we had $13 million of receivables related to estimated supplier recoveries of which $7 million was included in “Trade and other” receivables and $6 million was included in “Deferred income taxes and other assets” on our Condensed Consolidated Balance Sheets.

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

U.S. Distributor Commitments

We have an operating agreement with a financial institution that provides financing to certain independent Cummins and Onan distributors in the U.S., and to certain distributors in which we own an equity interest. Under this agreement, if any distributor defaults under its financing arrangement with the financial institution, and the maturity of amounts owed under the agreement is accelerated, then we are required to purchase from the financial institution, at amounts approximating fair market value, certain property, inventory and rental generator sets manufactured by Cummins that are secured by the distributor's financing agreement.

The operating agreement will continue to be in effect until February 7, 2010 and is subject to an automatic one year renewal without requiring the action of either party.

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at March 29, 2009, was $8 million.

Other Guarantees and Commitments

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. The maximum potential loss related to these other guarantees is $47 million ($45 million of which relates to the Beijing Foton discussion below) at March 29, 2009.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  At March 29, 2009, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $93 million, of which $79 million relates to a six year contract with an engine parts supplier that extends from 2008 to 2013.  This arrangement enables us to secure critical components.  We do not anticipate paying any penalties under these contracts.

In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $176 million (at current exchange rates).  The line will be used primarily to fund equipment purchases for a new manufacturing plant.  As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $88 million (at current exchange rates).  As of March 29, 2009, outstanding borrowings under this agreement were $90 million and our guarantee was $45 million (at current exchange rates).  We recorded a liability for the fair value of this guarantee in accordance with FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

We have a standby commitment with Irwin Financial Corporation (Irwin) to purchase up to $25 million of its common shares in connection with a potential rights offering being planned by Irwin.  Our commitment is subject to the satisfaction of several conditions.  William I. Miller, Chairman and Chief Executive Officer of Irwin, is currently a member of the board of directors of Cummins and has agreed to resign from that position if the Company makes any investment in Irwin.  The decision by us to enter into our commitment or to make any investment in Irwin has been and will continue to be made by our Board of Directors without the participation of Mr. Miller.

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

NOTE 10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at March 29, 2009:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale securities	$54	$11	$—	$65
Derivative assets	—	55	—	55
Derivative liabilities	—	(32)	—	(32)
Total	$54	$34	$—	$88

NOTE 11.  DERIVATIVES

We are exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates.  This risk is closely monitored and managed through the use of financial derivative instruments including foreign currency forward contracts, commodity forward contracts and interest rate swaps.  As stated in our policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes.  When material, we adjust the value of our derivative contracts for counter-party or our credit risk.  The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis.

Foreign Currency Exchange Rate Risk

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flow for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of March 29, 2009, the amount expected to be reclassified to income over the next twelve months is not material.  For the three month periods ended March 29, 2009 and March 30, 2008, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

To minimize the income volatility resulting from the remeasurement of net monetary assets and payables denominated in a currency other than the functional currency, we enter into foreign currency forward contracts, which are considered economic hedges.  The objective is to offset the gain or loss from remeasurement with the gain or loss from the fair market valuation of the forward contract.  These derivative instruments are not designated as hedges under SFAS 133.

The table below summarizes our outstanding foreign currency forward contracts.  The currencies in this table represent 91% and 97% of the notional amounts of contracts outstanding for the three month periods ended March 29, 2009 and March 30, 2008, respectively.

In millions	Currency Denomination
Currency	March 29, 2009	March 30, 2008
United States Dollar (USD)	109	199
British Pound Sterling (GBP)	136	96
Euro (EUR)	40	99
Australian Dollar (AUD)	5	59
Indian Rupee (INR)	1,654	1,117
Japanese Yen (JPY)	1,599	1,066

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity forward contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  The forward contracts are derivative contracts that are designated as cash flow hedges under SFAS 133.  The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of March 29, 2009, we expect to reclassify unrealized net loss of $15 million from AOCL to income over the next twelve months.  For the three month period ended March 29, 2009, we discontinued hedge accounting on certain contracts where the forecasted transactions were no longer probable.  The amount reclassified to income as a result of this action was less than $1 million.  For the three month period ended March 30, 2008, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

Our internal policy allows for managing these cash flow hedges for up to three years.  The following table summarizes our outstanding commodity forward contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	March 29, 2009		March 30, 2008
Commodity	Notional Amount	Quantity	Notional Amount	Quantity
Copper	$147	21,522 metric tons	$117	18,469 metric tons
Platinum	28	29,055 troy ounces	49	25,522 troy ounces
Palladium	1	5,399 troy ounces	2	3,265 troy ounces

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates.  We manage our exposure to interest rate fluctuations through the use of interest rate swaps.  The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk. Currently, we have one interest rate swap outstanding.

In November 2005, we entered into an interest rate swap to effectively convert our $250 million, due in 2028, debt from a fixed rate of 7.125% to a floating rate based on a LIBOR spread.  The terms of the swap mirror those of the debt, with interest paid semi-annually.  This swap qualifies as a fair value hedge under SFAS 133.  The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as “Interest expense”.

	March 29, 2009		March 30, 2008
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(29)	$29	$12	$(12)

The following table summarizes the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value		Balance Sheet Location
In millions	March 29, 2009	March 30, 2008
Derivatives designated as hedging instruments under SFAS 133
Commodity forward contracts	1	28	Prepaid expenses and other current assets
Commodity forward contracts	3	9	Other assets
Interest rate contract	―	19	Prepaid expenses and other current assets
Interest rate contract	50	―	Other assets
Total derivatives designated as hedging instruments under SFAS 133	$54	$56

Derivatives not designated as hedging instruments under SFAS 133
Foreign currency forward contracts	$1	$ ―	Prepaid expenses and other current assets
Total derivatives not designated as hedging instruments under SFAS 133	$1	$ ―

Total derivatives	$55	$56

	Liability Derivatives
	Fair Value		Balance Sheet Location
In millions	March 29, 2009	March 30, 2008
Derivatives designated as hedging instruments under SFAS 133
Foreign currency forward contracts	$1	$2	Other accrued expenses
Commodity forward contracts	19	―	Other accrued expenses
Commodity forward contracts	12	―	Other liabilities and deferred revenue
Total derivatives designated as hedging instruments under SFAS 133	$32	$2

Derivatives not designated as hedging instruments under SFAS 133
Foreign currency forward contracts	$ ―	$2	Other accrued expenses
Total derivatives not designated as hedging instruments under SFAS 133	$ ―	$2

Total derivatives	$32	$4

The table below summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

In millions	Amount of Gain/(Loss) in AOCL on Derivative (Effective Portion)			Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain/(Loss) Reclassified into Income (Effective Portion)
Derivatives in SFAS 133 Cash Flow Hedging Relationships	March 29, 2009		March 30, 2008	March 29, 2009	March 30, 2008
Foreign currency forward contracts	$	―	$(1)	$(11)	$(1)	Sales
Commodity forward contracts	(32)		25	(8)	3	Cost of sales
Total		$(32)	$24	$(19)	$2

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three month interim reporting periods presented below:

In millions		Amount of Gain/(Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under SFAS 133	Location of Gain/(Loss) Recognized in Income on Derivative	March 29, 2009	March 30, 2008
Foreign currency forward contracts	Other (expense) income, net	$(1)	$(14)

NOTE 12.  LEASE AMENDMENT AND EXTENSION

During 2001, we entered into a sale-leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment.  The lease was classified as an operating lease with a lease term of 11.5 years, expiring June 28, 2013.  The financial institution created a grantor trust to act as the lessor in the arrangement.  The financial institution owns 100 percent of the equity in the trust.  The grantor trust has no assets other than the equipment and its rights to the lease agreement with us.  On the initial sale, we received $125 million from the financial institution which was financed with $99 million of non-recourse debt and $26 million of equity. Our obligations to the grantor trust consisted of the payments due under the lease and a $9 million guarantee of the residual value of the equipment.  In addition, we had a fixed price purchase option that was exercisable on January 14, 2009, for approximately $35 million; however, we decided not to exercise this option.

In December 2003, the grantor trust which acts as the lessor in the sale and leaseback transaction described above was consolidated due to the adoption of FIN 46(R), due primarily to the existence of the residual value guarantee.  As a result of the consolidation, the manufacturing equipment and the trust’s obligations under its non-recourse debt arrangement was included in our Condensed Consolidated Balance Sheets as property, plant and equipment and long-term debt, respectively.  The equity in the trust held by the financial institution was reported as noncontrolling interest.  The non-recourse debt arrangement is more fully discussed in Note 10 to our annual Consolidated Financial Statements included in our 2008 Form 10-K.  In addition, our Condensed Consolidated Statements of Income included interest expense on the lessor’s debt obligations and depreciation expense on the manufacturing equipment rather than rent expense under the lease agreement.  In April 2008, we made the final payment on the non-recourse debt.

In February 2009, we amended the lease agreement to (1) extend the lease for an additional 2 years to June 2015, and (2) remove the residual value guarantee.  As a result of removing the residual value guarantee, we have determined that we are no longer required to consolidate the grantor trust and deconsolidated the trust in the first quarter of 2009.  With the deconsolidation, we are now required to account for the leasing arrangement with the trust.  We evaluated the amended lease and determined that the lease qualified as a capital lease.  The deconsolidation of the trust had minimal impact on our Condensed Consolidated Financial Statements as the present value of the minimum lease payments (including the extension) approximated the amount that was reported as noncontrolling interest as of the date of the amendment.  The reduction in noncontrolling interests and increase in our capital lease liabilities was $35 million.

The future lease payments required under the amended lease are $8 million in 2009, $0 million in 2010, $0 million in 2011, $12 million in 2012, $10 million in 2013 and $18 million thereafter.  The lease agreement includes certain default provisions requiring us to make timely rent payments, maintain, service, repair and insure the equipment, procure residual value insurance and maintain minimum debt ratings for our long-term senior unsecured debt obligations.

NOTE 13.  OPERATING SEGMENTS

Our reportable operating segments consist of the following: Engine, Power Generation, Components and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT (defined as earnings or loss before interest expense, income taxes and noncontrolling interests) as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

A summary of operating results by segment for the three month period is shown below:

In millions	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
Three months ended March 29, 2009
External sales	$1,205	$477	$346	$411	$—	$2,439
Intersegment sales	287	180	184	2	(653)	—
Total sales	1,492	657	530	413	(653)	2,439
Depreciation and amortization(2)	41	11	18	5	—	75
Research, development and engineering expense	58	8	19	—	—	85
Equity, royalty and interest (loss) income from investees	(3)	5	1	30	—	33
Restructuring charges	—	—	—	—	66	66
Interest income	1	1	—	―	―	2
Segment EBIT	(16)	69	1	58	(84)	28

Three months ended March 30, 2008
External sales	$1,885	$581	$567	$441	$—	$3,474
Intersegment sales	324	206	253	4	(787)	—
Total sales	2,209	787	820	445	(787)	3,474
Depreciation and amortization(2)	44	11	15	4	—	74
Research, development and engineering expense	70	10	23	—	—	103
Equity, royalty and interest income from investees	33	5	4	25	—	67
Interest income	3	1	1	1	—	6
Segment EBIT	194	78	37	49	(43)	315

(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  For the three months ended March 29, 2009, unallocated corporate expenses include $66 million of restructuring charges and a $6 million gain related to flood damage insurance recoveries.  There were no significant unallocated corporate expenses for the three months ended March 30, 2008.

(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “Interest expense.”

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
	March 29,	March 30,
In millions	2009	2008
Segment EBIT	$28	$315
Less:
Interest expense	7	11
Income before income taxes	$21	$304

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

  the overall stability of global economic markets and conditions; and

  other risk factors described in Part II of this report under the caption “Risk Factors Relating to Our Business.”

In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations, commodity prices and other future factors.

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2008 Form 10-K.  Our MD&A is presented in the following sections:

  Executive Summary and Financial Highlights

  Results of Operations

  Restructuring Charges

  Outlook

  Operating Segment Results

  Liquidity and Capital Resources

  Off Balance Sheet Financing

  Application of Critical Accounting Estimates

  Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a leading global power provider that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and exhaust aftertreatment, turbochargers, fuel systems, controls and air handling systems.  We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide.  We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), Chrysler LLC, Volvo AB, Daimler Trucks North America (formerly Freightliner), Ford Motor Company, Case New Holland, Komatsu, and Volkswagen.  We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

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

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets.  Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and our customers’ access to credit.  Our sales may also be impacted by OEM inventory levels and production schedules and stoppages.  Economic downturns in markets we serve generally result in reductions in sales and pricing of our products.  As a worldwide business, our operations are also affected by political, economic and regulatory matters, including environmental and emissions standards, in the countries we serve.  However, our geographic diversity and broad product and service offerings have helped limit the impact of any one industry or customer and the economy of any single country on our consolidated results.  In the first three months of 2009 most global markets experienced additional declines from those levels experienced in the fourth quarter of 2008.  We expect demand to remain weak in most of our markets through 2009.  As a result, we took targeted restructuring actions in the first quarter of 2009, including global workforce reductions and closing or slowing certain local manufacturing operations to align our businesses with reduced customer demand.  These restructuring actions, in conjunction with the significantly reduced demand negatively impacted our first quarter operating results.  Should our future performance for the remainder of the year differ adversely from our projections, we could be required to take additional actions as local conditions require.

While global demand for our products is expected to continue to decline in 2009, the actions that were initiated in the fourth quarter of 2008 and the first quarter of 2009 will enable us to navigate through the downturn and position us to emerge a stronger company.  In 2009, management will work toward the following goals:

  Align costs and capacity with the real demand for our products, so that we maintain a solid profit through the downturn;
  Manage the business in such a way that generates positive cash flow; and
  Continue to invest in critical technologies and products for 2010 and beyond.

Net income attributable to Cummins was $7 million, or $0.04 per diluted share, on sales of $2.4 billion for the first quarter of 2009, compared to the first quarter of 2008 with net income attributable to Cummins of $190 million, or $0.97 per diluted share, on sales of $3.5 billion.  The decrease in income was driven by a 30 percent decrease in net sales and a 37 percent decrease in gross margin, as we were impacted by lower demand across most of our businesses.  Focused cost reduction efforts helped mitigate the impact of lower volumes.  Restructuring actions in the first quarter of 2009 were $66 million ($44 million after-tax, or $0.22 per diluted share).  For a detailed discussion of restructuring see “Restructuring Charges” and Note 6 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

	Three Months Ended		Favorable/ (Unfavorable)
	March 29,	March 30,
In millions (except par value)	2009	2008	Amount	Percent
Net sales	$2,439	$3,474	$(1,035)	(30)%
Cost of sales	1,994	2,767	773	28%
Gross margin	445	707	(262)	(37)%
Operating expenses and income
Selling, general and administrative expenses	300	351	51	15%
Research, development and engineering expenses	85	103	18	17%
Equity, royalty and interest income from investees	33	67	(34)	(51)%
Restructuring charges	66	—	(66)	NM
Other operating income (expense), net	2	(1)	3	NM
Operating income	29	319	(290)	(91)%
Interest income	2	6	(4)	(67)%
Interest expense	7	11	4	36%
Other (expense) income, net	(3)	(10)	7	70%
Income before income taxes	21	304	(283)	(93)%
Income tax expense	7	102	95	93%
Net income	14	202	(188)	(93)%
Less: net income attributable to noncontrolling interests	7	12	5	42%
Net income attributable to Cummins Inc.	$7	$190	$(183)	(96)%
Diluted earnings per share attributable to Cummins Inc.	$0.04	$0.97	$(0.93)	(96)%

Net Sales

Net sales for the three months ended March 29, 2009, decreased in all segments versus the comparable period in 2008, due to the following drivers.

  Demand decreased in all of our segments due to the global economic downturn.

  We experienced unfavorable foreign currency translation in all of our operating segments.

A more detailed discussion of sales by segment is presented in the Operating Segment Results section.

Gross Margin

Significant drivers of the change in gross margins for the three months ended March 29, 2009, compared to the period ended March 30, 2008, were as follows:

2009 vs. 2008
In millions	Increase (Decrease)
Volume/Mix	$(284)
Material costs	(48)
Production costs	(13)
Currency	(8)
Warranty expense	(1)
Price	85
Other	7
Total	$(262)

Gross margin decreased by $262 million, and decreased as a percentage of sales by 2.2 percentage points.  The decrease was led by lower volumes followed by increased materials costs.  These decreases in margin were partially offset by improved pricing.  The decrease in volumes was mainly due to lower sales resulting from the global economic downturn.  The increased materials costs were primarily due to increased commodity costs.  The provision for warranties issued as a percent of sales was 3.1% in both periods.

A more detailed discussion of margin by segment is presented in the Operating Segments Results section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 29, 2009, decreased versus the comparable period in 2008, primarily due to a $26 million decrease in discretionary spending, in order to conserve cash, and a $19 million decrease in compensation and related expenses.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Variable compensation was reduced due to lower sales and income compared to the prior year period.  Selling, general and administrative expenses also decreased due to cost savings from restructuring actions.  Overall selling, general and administrative expenses as a percentage of sales increased to 12.3 percent in 2009 compared to 10.1 percent in 2008 for the three month period.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended March 29, 2009, decreased versus the comparable period in 2008, primarily due to increased reimbursements for engineering projects and decreased discretionary spending to conserve cash.  Overall, research, development and engineering expenses as a percentage of sales increased to 3.5 percent in 2009 from 3.0 percent in 2008 for the three month period.  Research activities continue to focus on development of new products to meet future environmental standards around the world.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three months ended March 29, 2009, decreased significantly versus the comparable period in 2008, primarily due to decreased income from Dongfeng Cummins Engine Company, Ltd. (DCEC) of $14 million, Tata Cummins Ltd. (TCL) of $7 million, Cummins MerCruiser Diesel Marine LLC of $5 million and other manufacturing entities of $10 million.  These decreases were due to lower demand as a result of the global economic conditions.  These decreases were partially offset by the increase in income from our North American distributors of $4 million.

Other Operating Income (Expense), net

	Three months ended
In millions	March 29, 2009	March 30, 2008
Other operating income (expense):
Flood gain(1)	$6	$ ―
Royalty income	2	4
Royalty (expense)	(3)	(2)
Amortization of intangibles	(2)	(2)
Other (expense), net	(1)	(1)
Total other (expense) income, net	$2	$(1)
(1)The $6 million ($4 million net of tax, or $0.02 per share) of flood gains related to insurance recoveries on equipment damaged in the 2008 flood.

Interest Income

Interest income for the three months ended March 29, 2009, decreased versus the comparable period in 2008, primarily due to lower average cash balances and interest rates in 2009 compared to 2008.

Interest Expense

Interest expense for the three months ended March 29, 2009, decreased versus the comparable period in 2008, primarily due to declining short-term interest rates.

Other (Expense) Income, Net

	Three months ended
In millions	March 29, 2009	March 30, 2008
Other (expense) income:
Foreign currency losses, net	$(8)	$(9)
Other, net	5	(1)
Total other (expense) income, net	$(3)	$(10)

Income Tax Expense

Our effective tax rate for the year is expected to approximate 30 percent, absent any additional discrete period activity.  This is less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The rate for the three months ended March 29, 2009, was 33 percent as a tax benefit was not provided for certain entities with estimated operating losses.  Our effective tax rate for the three months ended March 30, 2008, was 34 percent and was less than the U.S. income tax rate primarily due to lower taxes on foreign income.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three months ended March 29, 2009, decreased versus the comparable period in 2008, primarily due to lower income at Cummins India Limited reflecting the declines in both the domestic and export markets for industrial and power generation equipment as a result of the global economic downturn.

Net income and diluted earnings per share attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended March 29, 2009, decreased versus the comparable period in 2008, primarily due to significantly lower volumes, restructuring charges and lower equity income.  These decreases were partially offset by decreased selling, general and administrative expenses and lower income tax expense.

RESTRUCTURING CHARGES

2009 Restructuring Actions

In the first quarter of 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the continuing deterioration in the global economy.  We reduced our global workforce by approximately 800 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including significant downsizing at numerous facilities and complete closure of two facilities and several branch distributor locations.  Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan.  Estimates of restructuring were made based on information available at the time charges were recorded.  Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.  Total workforce reductions as of March 29, 2009 were as follows:

2009 Plan
Terminations announced	2,854
Terminations completed	(2,683)
Remaining terminations	171

In response to closures and downsizing noted above, we incurred $1 million of restructuring expenses for lease terminations and $5 million of restructuring expenses for asset impairments.  During the first quarter of 2009 we recorded a total pre-tax restructuring charge of $66 million in “Restructuring charges” in the Condensed Consolidated Statements of Income related to the 2009 actions. These restructuring actions included:

In millions	2009	Estimated Completion Date
Workforce reductions	$60	June 2009
Exit activities	6	June 2009

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in the Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
2009 Restructuring charges	$60	$6	$66
Cash payments for 2009 actions	(17)	(1)	(18)
Noncash items	―	(4)	(4)
Balance at March 29, 2009	$43	$1	$44

We do not include restructuring charges in our operating segment results.  The pretax impact of allocating restructuring charges to the segment results would have been as follows:

In millions	2009 Charges
Engine	$31
Power Generation	3
Components	24
Distribution	4
Non-segment	4
Total restructuring charges	$66

If the restructuring actions are successfully implemented, we expect the annualized savings from the professional actions to be approximately $50 million.  Our charge related to these actions was approximately $30 million.  Approximately 40 percent of the savings from the restructuring actions will be realized in cost of sales, 45 percent in selling, general and administrative expenses, and 15 percent in research, development and engineering expenses.  We expect all of the pretax charge, except for asset impairment amounts, to be paid in cash which will be funded with cash generated from operations.

2008 Restructuring Actions

In 2008 we executed restructuring actions in response to the continued deterioration in our U.S. businesses and most key markets around the world in the second half of 2008, as well as a reduction in orders in most U.S. and foreign markets for 2009.  We reduced our global workforce by approximately 650 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 800 hourly employees.  Total workforce reductions as of March 29, 2009, were as follows:

2008 Plan
Terminations announced	1,450
Terminations completed	(1,416)
Remaining terminations (1)	34
(1)The remaining terminations under the 2008 plan are expected to occur in 2009.

The charges recorded during the year ended December 31, 2008, included severance costs related to both voluntary and involuntary terminations.  During 2008, we incurred a pretax charge related to the professional and hourly restructuring initiatives of $37 million.  The following table summarizes the balance of accrued restructuring charges and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in the Condensed Consolidated Balance Sheets.

In millions	Severance Costs
Balance at December 31, 2008	34
Cash payments for 2008 actions	(17)
Balance at March 29, 2009	17

There were no material changes to the estimated savings, or periods under which we expect to recognize the savings, for the 2008 actions.

OUTLOOK

Near-Term:

We expect sales and profits to be lower in 2009 given the economic outlook.  Many of the markets we serve are slowing significantly as a result of the credit crisis and softening global economic environment and we expect 2009 sales will be down significantly from 2008 levels.  Forecasting for 2009 is a significant challenge with these uncertain market conditions.  Our operating results in 2009 will depend on how the current global economic recession impacts the markets we serve.  In response to anticipated market conditions we initiated voluntary and involuntary separation actions in December of 2008 and the first quarter of 2009.  We also initiated certain exit activities during the first quarter of 2009.  We expect to continue to focus on cost reductions and scaling production to meet current demand.  If uncertainties in the credit and capital markets continue, the overall impact on our customers as well as end user demand for our products could have a significant adverse impact on our near-term results.  In light of current economic conditions, if demand continues to worsen in 2009, it is reasonably possible that we may be required to take additional restructuring actions and incur additional costs as we decrease production.  These costs could have a material impact on our results of operations and financial position.  At this time we cannot estimate these potential charges.

Long-Term:

While there is uncertainty in the near-term market as a result of the current economic conditions, we continue to be confident that opportunities for long-term growth and profitability will continue in the future.

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following: Engine, Power Generation, Components and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT (defined as earnings or loss before interest expense, income taxes and noncontrolling interests) as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/ (Unfavorable)
	March 29,	March 30,
In millions	2009	2008	Amount	Percent
External sales	$1,205	$1,885	$(680)	(36)%
Intersegment sales	287	324	(37)	(11)%
Total sales	1,492	2,209	(717)	(32)%
Depreciation and amortization	41	44	3	7%
Research, development and engineering expenses	58	70	12	17%
Equity, royalty and interest (loss) income from investees	(3)	33	(36)	NM
Interest income	1	3	(2)	(67)%
Segment EBIT	(16)	194	(210)	NM

Segment EBIT as a percentage of total sales	(1.1)%	8.8%	(9.9) percentage points

A summary and discussion of Engine segment net sales by market follows:

	Three months ended		Favorable/ (Unfavorable)
	March 29,	March 30,
In millions	2009	2008	Amount	Percent
Heavy-duty truck	$394	$536	$(142)	(26)%
Medium-duty truck and bus	229	397	(168)	(42)%
Light-duty automotive and RV	156	275	(119)	(43)%
Total on-highway	779	1,208	(429)	(36)%
Industrial	467	733	(266)	(36)%
Stationary power	246	268	(22)	(8)%
Total sales	$1,492	$2,209	$(717)	(32)%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Three Months Ended		Favorable/ (Unfavorable)
	March 29,	March 30,
	2009	2008	Amount	Percent
Midrange	60,100	114,200	(54,100)	(47)%
Heavy-duty	16,600	24,700	(8,100)	(33)%
High-horsepower	3,900	4,600	(700)	(15)%
Total unit shipments	80,600	143,500	(62,900)	(44)%

Sales

Engine segment sales for the three months ended March 29, 2009, experienced significant deterioration across all major markets, versus the comparable period in 2008, as a result of the global economic downturn.  The following are the primary drivers by market.

  Industrial market sales decreased due to deterioration in units sold in the construction and marine markets by 69 percent and 31 percent, respectively.

  Medium-duty truck sales decreased significantly due to a 42 percent decline in global truck units sold.

  Heavy-duty sales declined sharply as international units sold were down 80 percent and North American (includes the U.S. and Canada and excludes Mexico) unit sales declined 15 percent.  The decrease in heavy-duty sales was due to global truck fleets continuing to experience financial challenges due to a lack of freight and limited access to credit.  The decrease in Mexican heavy-duty sales was due to an increase in heavy-duty truck sales in the first three months of 2008 resulting from the pre-buy activity ahead of Mexico’s July 1, 2008, new emissions requirements, appreciation of the U.S. dollar and an influx of used trucks into the market from the U.S. and Canada permitted under a new law.

  Light-duty automotive sales decreased significantly due to a 45 percent decline in units sold to Chrysler LLC (Chrysler).

  Recreational vehicle sales decreased significantly due to a 67 percent decline in units sold as the industry experienced significant weakness.

Total on-highway-related sales for the three months ended March 29, 2009, were 52 percent of total engine segment sales, compared to 55 percent for the comparable period in 2008.

Segment EBIT

Engine segment EBIT for the three months ended March 29, 2009, decreased to a loss versus the comparable period in 2008, primarily due to lower gross margin and equity, royalty and interest (loss) income from investees which were partially offset by decreased selling, general and administrative expenses and decreased research, development and engineering expenses.  Changes in Engine segment EBIT and percentage of sales were as follows:

	March 29, 2009 vs. March 30, 2008
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	(199)	(52)%	(5.0)%
Selling, general and administrative	14	9%	(2.3)%
Research, development and engineering	12	17%	(0.7)%
Equity, royalty and interest (loss) income from investees	(36)	NM	(1.7)%

The decreased gross margin was primarily due to lower engine volumes in all markets as a result of the global economic downturn and higher materials costs, partially offset by price improvements, favorable foreign currency exchange movements and favorable sales mix.  Equity, royalty and interest income from investees changed from income in 2008 to a loss in 2009 due to significant decreases in demand experienced at DCEC, TCL and Komatsu Cummins Engine Company.  The decrease in selling, general and administrative expenses and research, development and engineering expenses was primarily due to lower discretionary spending, decreased variable compensation and higher recovery of engineering expenses.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/ (Unfavorable)
	March 29,	March 30,
In millions	2009	2008	Amount	Percent
External sales	$477	$581	$(104)	(18)%
Intersegment sales	180	206	(26)	(13)%
Total sales	657	787	(130)	(17)%
Depreciation and amortization	11	11	―	― %
Research, development and engineering expenses	8	10	2	20%
Equity, royalty and interest income from investees	5	5	―	― %
Interest income	1	1	―	― %
Segment EBIT	69	78	(9)	(12)%

Segment EBIT as a percentage of total sales	10.5%	9.9%	0.6 percentage points

In 2009, the Power Generation segment reorganized its reporting structure to include the following businesses: Commercial Products, Alternators, Commercial Projects, Power Electronics and Consumer.  Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/ (Unfavorable)
In millions	March 29, 2009	March 30, 2008	Amount	Percent
Commercial Products	$419	$444	$(25)	(6)%
Alternator	135	156	(21)	(13)%
Commercial Projects	42	86	(44)	(51)%
Power Electronics	31	27	4	15%
Consumer	30	74	(44)	(59)%
Total sales	$657	$787	$(130)	(17)%

A summary of unit shipments used in power generation equipment by engine classification follows:

	Three months ended		Favorable/ (Unfavorable)
	March 29, 2009	March 30, 2008	Amount	Percent
Midrange	5,200	7,700	(2,500)	(32)%
Heavy-duty	1,200	1,800	(600)	(33)%
High-horsepower	2,300	2,600	(300)	(12)%
Total unit shipments	8,700	12,100	(3,400)	(28)%

Sales

Power Generation segment sales for the three months ended March 29, 2009, decreased in most businesses, versus the comparable period in 2008, as the result of the global economic downturn.  The following are the primary drivers by business.

  Consumer business sales decreased primarily due to lower demand in the recreational vehicle and marine markets.

  Commercial Projects business sales decreased due to the completion of one-time projects that occurred in 2008 in North America, Western Europe and Australia and were not repeated in 2009.

  Commercial Products business sales decreased due to lower demand across most regions, especially in India, Russia and Latin America which was partially offset by increases in Africa and China.

  Alternator business sales decreased due to lower demand in the commercial power markets in Western Europe, China and India.

Segment EBIT

Power Generation segment EBIT for the three months ended March 29, 2009, decreased versus the comparable period in 2008, primarily due to decreased gross margin partially offset by lower selling, general and administrative expenses.  However, EBIT increased as a percent of sales.  Changes in Power Generation segment EBIT and percentage of sales were as follows:

	March 29, 2009 vs. March 30, 2008
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	(29)	(19)%	(0.6)%
Selling, general and administrative	20	28%	1.2%
Research, development and engineering	2	20%	0.1%

The decrease in gross margin was primarily due to lower volumes and increased material and commodity costs, which was partially offset by improved pricing and favorable foreign currency translation.  The decrease in selling, general and administrative expenses was primarily due to decreased discretionary spending, lower variable compensation costs and favorable foreign currency translation.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/ (Unfavorable)
	March 29,	March 30,
In millions	2009	2008	Amount	Percent
External sales	$346	$567	$(221)	(39)%
Intersegment sales	184	253	(69)	(27)%
Total sales	530	820	(290)	(35)%
Depreciation and amortization	18	15	(3)	(20)%
Research, development and engineering expenses	19	23	4	17%
Equity, royalty and interest income from investees	1	4	(3)	(75)%
Interest income	―	1	(1)	(100)%
Segment EBIT	1	37	(36)	(97)%

Segment EBIT as a percentage of total sales	0.2%	4.5%	(4.3) percentage points

Our Components segment includes the following businesses: Filtration, Turbochargers, Emission Solutions and Fuel Systems.  Sales for our Components segment by business were as follows:

	Three months ended		Favorable/ (Unfavorable)
In millions	March 29, 2009	March 30, 2008	Amount	Percent
Filtration (1)	$201	$301	$(100)	(33)%
Turbochargers	156	270	(114)	(42)%
Emission solutions(1)	105	139	(34)	(24)%
Fuel systems	68	110	(42)	(38)%
Total sales	$530	$820	$(290)	(35)%

(1) Beginning January 1, 2009, we reorganized the reporting structure of two businesses and moved a portion of our Filtration business into the Emission Solutions business.  For the three months ended March 29, 2009, the sales for the portion of the business included in Emission Solutions were $22 million.  Sales for the portion of the business included in Filtration for the three months ended March 30, 2008, were $37 million.  The 2008 balances were not reclassified.

Sales

Components segment sales for the three months ended March 29, 2009, decreased significantly in most businesses versus the comparable period in 2008 as the result of the global economic downturn.  The following are the primary drivers by business.

  Turbocharger business sales decreased significantly due to falling OEM demand in North America, Europe and China as well as unfavorable foreign currency translation.

  Filtration business sales decreased significantly due to falling global demand, the transfer of a portion of the emissions solutions business in 2009, and unfavorable foreign currency translation.

  Fuel systems business sales decreased primarily due to falling OEM demand in North America and Europe.

  Emissions solutions business sales decreased due to falling OEM demand across North America and Europe.  These decreases were partially offset by the transfer of a portion of the filtration business into emissions solutions in 2009.

Segment EBIT

Components segment EBIT for the three months ended March 29, 2009, decreased versus the comparable period in 2008, primarily due to a lower gross margin which was partially offset by decreased selling, general and administrative and research, development and engineering expenses.  Changes in Components segment EBIT and percentage of sales were as follows:

	March 29, 2009 vs. March 30, 2008
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	(55)	(47)%	(2.5)%
Selling, general and administrative	11	19%	(1.7)%
Research, development and engineering	4	17%	(0.8)%
Equity, royalty and interest income from investees	(3)	(75)%	(0.3)%

The decrease in gross margin was due to lower volumes for most markets.  The decrease in selling, general and administrative expenses was primarily due to decreased discretionary spending and lower variable compensation expense.

Distribution

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/ (Unfavorable)
	March 29,	March 30,
In millions	2009	2008	Amount	Percent
External sales	$411	$441	$(30)	(7)%
Intersegment sales	2	4	(2)	(50)%
Total sales	413	445	(32)	(7)%
Depreciation and amortization	5	4	(1)	(25)%
Equity, royalty and interest income from investees	30	25	5	(20)%
Interest income	―	1	(1)	(100)%
Segment EBIT	58	49	9	18%

Segment EBIT as a percentage of total sales	14.0%	11.0%	3.0 percentage points

Sales

Distribution segment sales for the three months ended March 29, 2009, decreased versus the comparable period in 2008, primarily due to significant unfavorable foreign currency translation.  Excluding the unfavorable currency impact and $32 million benefit from the acquisition of a majority interest in two previously independent distributors in 2008 and one distributor in 2009, sales were down $12 million or 3 percent.  Decreases in revenue from power generation, engines, and parts were partially offset by modest increases in service and filtration sales.

Segment EBIT

Distribution segment EBIT for the three months ended March 29, 2009, increased versus the comparable period in 2008, primarily due to higher equity, royalty and interest income from investees, increased sales from the acquisition of a majority interest in two previously independent distributors in 2008 and one distributor in 2009 and decreased selling, general and administrative expenses.  Changes in Distribution segment EBIT and percentage of sales were as follows:

	March 29, 2009 vs. March 30, 2008
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	―	― %	1.7%
Gross margin, excluding acquisitions(1)	(6)	(6)%	0.2%
Selling, general and administrative	6	8%	0.2%
Equity, royalty and interest income from investees	5	20%	1.7%
(1)The acquisitions represent the purchase of the majority ownership interest in two previously independent distributors in 2008 and one distributor in 2009.

The increase in equity, royalty and interest income from investees was due to increased income in most North American joint ventures, including increased income from the formation of a new joint venture in the first three months of 2008 that provided one additional month of income in 2009 and decreased expenses that resulted from start up costs recognized in 2008, which were mostly offset by market weakness in the remaining joint ventures.  Selling, general and administrative expenses decreased primarily due to favorable foreign currency translation and lower discretionary spending which was partially offset by increased costs in the Middle East, Europe and China due to new facilities and headcount for business expansions that occurred in 2008.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended
	March 29,	March 30,
In millions	2009	2008
Total segment EBIT	$112	$358
Non-segment EBIT (1)	(84)	(43)
Total EBIT	$28	$315
Less:
Interest expense	7	11
Income before income taxes	$21	$304

(1)Includes intersegment profit in inventory eliminations and unallocated corporate expenses.  For the three months ended March 29, 2009, unallocated corporate expenses included $66 million of restructuring charges and a $6 million gain related to flood damage insurance recoveries.  There were no significant unallocated corporate expenses for the three months ended March 30, 2008.

Geographic Markets

Sales to international markets for the three months ended March 29, 2009, were 52 percent of total net sales, compared with 57 percent of total net sales for the comparable period in 2008.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three months ended
In millions	March 29, 2009		March 30, 2008
United States	$1,178	48%	$1,492	43%
Asia/Australia	462	19%	716	21%
Europe/CIS(1)	393	16%	646	18%
Mexico/Latin America	177	7%	335	10%
Africa/Middle East	141	6%	168	5%
Canada	88	4%	117	3%
Total international	1,261	52%	1,982	57%
Total consolidated net sales	$2,439	100%	$3,474	100%
(1)The Commonwealth of Independent States (CIS) refers to a regional organization of former Soviet Republics.

LIQUIDITY AND CAPITAL RESOURCES

Management's Assessment of Liquidity

We believe our financial condition and liquidity remain strong despite the downturn in the global economy.  Our strong balance sheet and credit ratings enable us to continue to have access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  As of March 29, 2009, other sources of liquidity include:

  cash and cash equivalents of $353 million,

  marketable securities of $65 million,

  $1.06 billion available under our revolving credit facility,

  $198 million, based on eligible receivables, available under our accounts receivable sales program and

  $186 million available under international credit facilities.

In April, we enrolled in the Supplier Support Program available to vendors of Chrysler whereby we will sell our trade receivables and in return will obtain a guarantee that these receivables will be funded as per our terms with Chrysler.  The cost of the program is not significant.  Trade receivables generated after March 19, 2009, are eligible for this funding vehicle.  The receivables related to this program were previously secured by our existing receivable sales program.

While we cannot predict the impact or duration of the global economic recession, we believe our liquidity will provide us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments and debt service obligations.

We have considered the impact of recent market instability and credit availability in assessing the adequacy of our liquidity and capital resources.  We expect that general market conditions could impact the rate at which we realize our receivables in the future and could impact eligible receivables under our accounts receivable program, however, we expect to generate positive cash flow from operations in 2009.  We will continue to diligently monitor our receivables for potential slowing in collections that could occur as a result of softening economic conditions and our customer’s access to credit.  The overall decline in market valuations has impacted the current value of our pension trusts as discussed in more detail below.

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

A significant portion of our cash flows is generated outside the U.S.  More than half of our cash and cash equivalents and most of our marketable securities at March 29, 2009, are denominated in foreign currencies.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.  The repatriation of cash balances from certain subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations at the local level.  We have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

	March 29,	December 31,	March 30,
In millions	2009	2008	2008
Current assets	$4,434	$4,713	$5,132
Current liabilities	2,281	2,639	2,862
Working capital	$2,153	$2,074	$2,270
Current ratio	1.94	1.79	1.79
Days’ sales in receivables	66	48	55
Inventory turnover	4.3	6.2	5.9

Current assets decreased $279 million, primarily due to a $102 million decrease in prepaid expenses and other current assets, a $73 million decrease in cash (see Cash Flows below), a $53 million decrease in receivables due to lower sales and a $45 million decrease in inventory.

Current liabilities decreased $358 million, primarily due to a decrease in accrued compensation, benefits and retirement benefits of $113 million, a decrease in other accrued expenses of $103 million, a decrease in accounts payable of $97 million due to reduced purchases and a decrease in accrued warranty of $52 million.

Cash Flows

The following table summarizes the key elements of our cash flows for the three month periods:

In millions	March 29, 2009	March 30, 2008
Net cash provided by operating activities	$76	$37
Net cash used in investing activities	(90)	(152)
Net cash used in financing activities	(53)	(22)
Effect of exchange rate changes on cash	(6)	6
Net decrease in cash and cash equivalents	$(73)	$(131)

Operating Activities

Cash flows from operating activities can fluctuate significantly from period to period, as pension funding decisions, tax timing differences, restructuring charges and other items can significantly impact cash flows.  Net cash provided by operating activities increased $39 million for the three months ended March 29, 2009, versus the comparable period in 2008.  For the first quarter of 2009, our principal source of cash from operations was net income adjusted for noncash items.  While net income was close to break-even, net income adjusted for noncash items was $204 million which included $80 million of dividends from our equity investees.  Cash flow in the first quarter was also aided by a lower overall cost structure from headcount reductions in the fourth quarter of 2008 and the current quarter.  The dividend contribution and operational cash were partially offset by the growth in working capital of $174 million.  Working capital was largely driven by lower accrued expenses of $173 million and lower accounts payable of $103 million which was partially offset by lower accounts receivable of $49 million and lower inventories of $44 million.  The decrease in accrued expenses was primarily due to decreased accrued payroll and miscellaneous accruals.  The decrease in accounts payable was due to the reduction of purchase orders to adjust for lower demand.  The decrease in accounts receivable was due to decreased sales and the decrease in inventory was due to declines in our production volume.

Our principal source of cash from operations for the three months ended March 30, 2008, was net income of $202 million which when adjusted for noncash items was $230 million.  For the three months ended March 30, 2008, working capital increased by $222 million as sales and production growth generated a combined increase in inventory and accounts receivable of $358 million.  However, this amount was largely funded by a $164 million increase in accounts payable in support of strong volumes.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  As the result of the ongoing credit crisis and the related market recession, our pension assets experienced significant deterioration in 2008.  In the first quarter of 2009 our pension assets continued to experience negative returns, but at a much lower rate than 2008.  Through the three months ended March 29, 2009, short-term returns for both our U.S. and U.K. pension plans were below our long-term expected rate of return of 8.25 percent and 7.25 percent, respectively, used in our assumptions due to adverse conditions in the equity markets.  Approximately 96 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining four percent of our plan assets are invested in less liquid but market valued investments, including real estate and private equity.  We made $7 million of pension contributions in the first three months of 2009 and we anticipate making contributions of $125 million to $135 million to our pension plans in 2009.  Expected contributions to our defined pension plans in 2009 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $53 million in 2009.

Investing Activities

Net cash used in investing activities decreased $62 million for the three months ended March 29, 2009, versus the comparable period in 2008.  The decrease was primarily due to lower investments in the acquisition of businesses of $27 million, a $26 million decrease in capital expenditures, and decreased investments in and advances to equity investees of $25 million.  These decreases occurred as a result of management’s decision to conserve cash and maintain liquidity during the recession.  These decreases were partially offset by increased cash outflows for undesignated hedges of $21 million.

Capital expenditures for the three months ended March 31, 2009, decreased 29 percent versus the comparable period in 2008, to $64 million.  The investments made were to support development of our new products.  We continue to invest capital in low-cost regions of the world to further leverage our opportunities for cost reduction and future growth opportunities.  In preparation for the challenging economic climate expected in 2009, we have tightened capital expenditures to preserve cash during the recession, and as a result, expect to spend approximately $300 million to $350 million in 2009.  This spending excludes any assets that may need to be purchased as a result of the flood.  We anticipate remaining flood related expenditures in 2009 will range from $45 million to $55 million and will occur over the next three quarters.

Financing Activities

Net cash used in financing activities increased $31 million in the first three months of 2009, versus the comparable period in 2008.  The majority of the increase in cash outflows was due to a decrease of $35 million in proceeds from borrowings, decreased tax benefits from stock-based awards of $13 million, decreased net borrowing under short-term credit agreements of $10 million and increased dividend payments of $10 million.  These fluctuations were partially offset by a $28 million decrease in the payments on borrowings and capital lease obligations and an $11 million decrease in the repurchase of common stock.  We announced in February 2009 that we have temporarily suspended our stock repurchase program to conserve cash.  During 2009, we will continue to review the suspension and may from time to time repurchase stock.

Our total debt was $727 million as of March 29, 2009, compared with $698 million at December 31, 2008, and $697 million at March 30, 2008.  Total debt as a percent of our total capital, including total long-term debt, was 17.5 percent at March 29, 2009, compared to 16.7 percent at December 31, 2008, and 15.1 percent at March 30, 2008.

Credit Ratings

Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor’s	BBB	NR	Stable
Fitch	BBB+	BBB+	Stable

OFF BALANCE SHEET FINANCING

A discussion of our off balance sheet financing arrangements may be found in Item 7 of our 2008 Form 10-K. There have been no material changes in this information since the filing of our 2008 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1 to the Consolidated Financial Statements of our 2008 Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

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

A discussion of all other critical accounting estimates may be found in the "Management's Discussion and Analysis" section of our 2008 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2009.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3 “RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2008 Form 10-K.  There have been no material changes in this information since the filing of our 2008 Form 10-K.  Further information regarding financial instruments and risk management is discussed in Note 11 to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended March 29, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are subject to numerous lawsuits and claims arising out of the ordinary course of our business, including actions related to product liability; personal injury; the use and performance of our products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of our business; tax reporting in foreign jurisdictions; distributor termination; workplace safety; and environmental matters.  We also have been identified as a potentially responsible party at multiple waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites, as more fully described in Item 1 of our 2008 Form 10-K under "Environmental Compliance-Other Environmental Statutes and Regulations.”  We have denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings.  We carry various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us with respect to these lawsuits, claims and proceedings.  We do not believe that these lawsuits are material individually or in the aggregate. While we believe we have also established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operation, financial condition or cash flows.

The information in Item 1 "Other Environmental Statutes and Regulations" referred to above should be read in conjunction with this disclosure.  See also Note 13, "Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in our 2008 Form 10-K. There has been no material change in this information since the filing of our 2008 Form 10-K.

ITEM 1A.  Risk Factors Relating to Our Business

Set forth below and elsewhere in this Quarterly Report on Form 10-Q are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report.  In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability or major health concerns, natural disasters, commodity prices or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties.  Our separate section above, “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION,” should be considered in addition to the following statements.

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

A number of companies in the global automotive industry are facing severe financial difficulties.  In North America, General Motors Corporation, Ford Motor Company and Chrysler have experienced declining markets.  They have announced significant restructuring actions in an effort to improve profitability and some have received Federal financing assistance.  The North American automotive manufacturers are also burdened with substantial structural costs, such as pension and healthcare costs, that have impacted their profitability and labor relations and may ultimately result in severe financial difficulty, including bankruptcy.  Automakers across Europe and Japan are also experiencing difficulties from a weakened economy and tightening credit markets.  Automotive industry conditions have adversely affected our supply base.  Lower production levels for some of our key suppliers, increases in certain raw material, commodity and energy costs and the global credit market crisis has resulted in severe financial distress among many companies within the automotive supply base.  The continuation of financial distress within the automotive industry and the supply base and/or the bankruptcy of one or more of the automakers may lead to supplier bankruptcies, commercial disputes, supply chain interruptions, supplier requests for company sponsored capital support or a collapse of the supply chain.

We have a long-standing relationship with Chrysler for the production of diesel engines for their heavy-duty truck series.  Chrysler demand for this product decreased in the last twelve months, and accounted for four percent of our consolidated sales for the three months ended March 29, 2009 and three percent of our consolidated sales in 2008.  In April, we enrolled in the Supplier Support Program available to vendors of Chrysler whereby we will sell our trade receivables and in return will obtain a guarantee that these receivables will be funded as per our terms with Chrysler.  The cost of the program is not significant.  Trade receivables generated after March 19, 2009, are eligible for this funding vehicle.  The receivables related to this program were previously secured by our existing receivable sales program.

Deterioration in the automotive markets could impact the business plan for our light-duty engine products currently under development.

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

Cummins manufactures strategic components internally and through suppliers.  For the year ended December 31, 2008 we single sourced approximately 80 to 85 percent of the total types of parts in our product designs.  Any delay in our suppliers’ deliveries may affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions.  Delays are caused by factors affecting our suppliers including capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition of a particular supplier, suppliers’ allocations to other purchasers, weather emergencies or acts of war or terrorism.  Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition.

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

We have made and will be required to continue to make, significant capital and research expenditures to comply with these regulatory standards.  Further, the successful development and introduction of new and enhanced products are subject to risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.  In June 2008, four Cummins facilities in Southern Indiana, including our Technical Center, experienced extensive damage caused by flood water resulting from an unusually high amount of rainfall.  The Technical Center was closed for a period of time during a critical testing period for new engine development to meet 2010 emission standards.  We are insured for business interruption; however, it is possible that we will experience unrecoverable costs as a result of this loss of testing time.  Any failure to comply with regulatory standards affecting our products could subject us to fines or penalties and could require us to cease production of any non-compliant engine or to recall any engines produced and sold in violation of the applicable standards.  See “Product Environmental Compliance” in “Item 1 Business” of our 2008 Form 10-K for a complete discussion of the environmental laws and regulations that affect our products.

Variability in material and commodity costs could adversely affect our results of operations and financial condition.

Our manufacturing processes are exposed to variability in material and commodity costs.  Our businesses establish prices with our customers in accordance with contractual time frames; however, the timing of market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions.  Additionally, higher material and commodity costs around the world may offset our efforts to reduce our cost structure.  While we customarily enter into financial transactions to address some of these risks, we cannot assure that commodity price fluctuations will not adversely affect our results of operations and financial condition.  In addition, while the use of commodity price hedging instruments may provide us with protection from adverse fluctuations in commodity prices, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in price.  As a result, higher material and commodity costs, as well as hedging these commodity costs during periods of decreasing prices, both could result in declining margins and could materially impact our results of operations and financial condition.

We are subject to currency exchange rate and other related risks.

We conduct operations in many areas of the world involving transactions denominated in a variety of currencies.  We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues.  In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our income.  While we customarily enter into financial transactions to address these risks, we cannot assure that currency exchange rate fluctuations will not adversely affect our results of operations and financial condition.  In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

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

The value of investments in our pension trusts have decreased during the recent market decline.  As a result we experienced a material change to our Consolidated Balance Sheet which included an increase to “Other long-term liabilities” and a corresponding decrease in “Stockholders’ equity” through “Other comprehensive income.”  If the market turmoil causes further declines in our pension plan assets, we could continue to experience increased pension expense in future years and changes to “Stockholders equity.”  We may be legally required to make contributions to our U.S pension plans in the future, and these contributions could be material.  In addition, if local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds, which would negatively affect our cash flow.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Approximately 52 percent of our net sales for the three months ended March 29, 2009, were attributable to customers outside the U.S.  Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries.  These risks include:

  the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

  trade protection measures and import or export licensing requirements;

  the imposition of withholding requirements on foreign income and tax rates in certain foreign countries that exceed those in the U.S.;

  the imposition of tariffs, exchange controls or other restrictions;

  difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

  required compliance with a variety of foreign laws and regulations; and

  changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.  We cannot assure that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

Our products are subject to recall for performance related issues.

We are at risk for product recall costs.  Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue.  Costs typically include the cost of the product, part or component being replaced, customer cost of the recall and labor to remove and replace the defective part or component.  When a recall decision is made, we estimate the cost of the recall and record a charge to income in that period in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 5,  “Accounting for Contingencies.”  In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost.  As a result, these estimates are subject to change.

We cannot assure that our truck manufacturers and OEM customers will continue to outsource their engine supply needs.

Several of our engine customers, including PACCAR, Navistar, Volvo and Chrysler, are truck manufacturers or OEMs that manufacture engines for some of their own products.  Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products, our emissions capability, systems integration, their customers’ preferences and in order to reduce costs, eliminate production risks and maintain company focus.  However, we cannot assure that these customers will continue to outsource engine production in the future.  Increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries.  Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could significantly impact our revenues and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

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

Our net income attributable to Cummins Inc. includes significant equity income, technical fees and royalty income from unconsolidated subsidiaries.  For the three months ended March 29, 2009, we recognized $30 million of equity earnings and $3 million of other income from our unconsolidated subsidiaries.  The majority of our equity income comes from our North American distributors, CCEC and Shanghai Fleetguard Filter Co. Ltd.  We have equity interests in several of our North American distributors who distribute the full range of our products and services to customers and end-users.  CCEC is located in Chongqing, China and manufactures several models of our heavy-duty and high-horsepower diesel engines, serving primarily the industrial and stationary power markets in China.  Shanghai Fleetguard Filter Co., Ltd. is a joint venture with Dongfeng Automotive Corporation, a subsidiary of Dongfeng Motor Company, that manufactures filtration and exhaust systems.  Our equity investments may not always perform at the levels we have seen in recent years.

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

We face an inherent business risk of exposure to product liability claims in the event that our products’ failure to perform to specification results, or is alleged to result, in property damage, bodily injury and/or death.  We may experience material product liability losses in the future.  While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims.  In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome.  An unsuccessful defense of a product liability claim could have a material adverse affect on our business, results of operations, financial condition and cash flows.  In addition, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.

We face significant competition in the markets we serve.

The markets in which we operate are highly competitive.  We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products.  Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support.  There can be no assurance that our products will be able to compete successfully with the products of these other companies.  Any failure by us to compete effectively in the markets we serve could have a material adverse effect on our business, results of operations and financial condition.  For a more complete discussion of the competitive environment in which each of our segments operates, see “Operating Segments” in “Item 1 Business” of our 2008 Form 10-K.

Our business is affected by the cyclical nature of the markets we serve.

Our financial performance depends, in large part, on varying conditions in the markets and geographies that we serve.  Demand in these markets and geographies fluctuates in response to overall economic conditions and is particularly sensitive to changes in interest rate levels.  Our sales are also impacted by OEM inventory levels and production schedules and stoppages.  Economic downturns in the markets we serve generally result in reductions in sales and pricing of our products, which could reduce future income and cash flow.  Economic trends can impact our product lines in different ways.  For example, our business with Chrysler pickup trucks is a consumer driven market while other product lines serve customers in markets where availability of credit could impact the timing of their purchasing decisions.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 – February 1, 2009	—	$—	—	246,445
February 2 – March 1, 2009	300	24.62	300	309,870
March 2 – March 29, 2009	—	—	—	374,023
Total	300	$24.62	300

 (1) Shares purchased represent shares under the 2007 Board of Directors authorized repurchase program (for up to $500 million of Cummins common shares) and the Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan).

 (2) These values reflect the sum shares held in loan status of our Key Employee Stock Investment Plan.  The $500 million repurchase program authorized by the Board of Directors in 2007 does no limit the number of shares that may be purchased and was excluded from this column.

In December 2007, the Board of Directors authorized us to acquire an additional $500 million worth of Cummins common stock beginning 2008.  We announced in February 2009 that we have temporarily suspended our stock repurchase program to conserve cash.  During 2009, we will continue to review the suspension and may from time to time repurchase stock.  As of March 29, 2009, we have $372 million available for purchase under this authorization.

During the first quarter of 2009, we repurchased 300 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  There is no maximum amount of shares that we may purchase under this plan.

During the first quarter of 2009, we issued 213 shares of common stock as compensation to our current and former non-employee directors, all of whom are accredited investors.  These shares were not registered under the Securities Act of 1933 (the “Securities Act”) pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act.

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
Date: April 30, 2009

By:	/s/ Patrick J. Ward	By:	/s/ Marsha L. Hunt
	PATRICK J. WARD Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)