Form 10-Q
period 2009-06-28
CUMMINS INC
filed 2009-07-30
CIK 26172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2009

Commission File Number 1-4949

CUMMINS INC.

(Exact name of registrant as specified in its charter)

Indiana (State of Incorporation)	35-0257090 (IRS Employer Identification No.)

500 Jackson Street

Box 3005

Columbus, Indiana 47202-3005

(Address of principal executive offices)

Telephone (812) 377-5000

(Registrant’s telephone number, including area code)

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

Yes ☐ No ☒

As of June 28, 2009, there were 201,805,312 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company’s Reports

Cummins maintains an internet website at www.cummins.com. Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission.

CUMMINS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
In millions (except per share amounts)	2009	2008	2009	2008
NET SALES (a)	$2,431	$3,887	$4,870	$7,361
Cost of sales	1,983	3,008	3,977	5,775
GROSS MARGIN	448	879	893	1,586

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	287	370	587	721
Research, development and engineering expenses	79	104	164	207
Equity, royalty and interest income from investees (Note 5)	57	69	90	136
Restructuring charges (Note 6)	7	—	73	—
Other operating (expense) income, net	(11)	(6)	(9)	(7)
OPERATING INCOME	121	468	150	787

Interest income	1	4	3	10
Interest expense	10	12	17	23
Other (expense) income, net	(13)	(3)	(16)	(13)
INCOME BEFORE INCOME TAXES	99	457	120	761

Income tax expense	29	147	36	249
NET INCOME	70	310	84	512

Less: net income attributable to noncontrolling interests	14	17	21	29
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$56	293	$63	$483

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$0.28	$1.50	$0.32	$2.47
Diluted	$0.28	$1.49	$0.32	$2.46

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	197.1	195.2	197.0	195.1
Dilutive effect of stock compensation awards	0.3	1.4	0.2	1.4
Diluted	197.4	196.6	197.2	196.5

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.125	$0.35	$0.25

(a) Includes sales to nonconsolidated equity investees of $422 million and $851 million and $570 million and $1,082 million for the three and six months ended June 28, 2009 and June 29, 2008, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 28,	December 31,
In millions (except par value)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$534	$426
Marketable securities	17	77
Accounts and notes receivable, net
Trade and other	1,533	1,551
Nonconsolidated equity investees	192	231
Inventories (Note 7)	1,535	1,783
Deferred income taxes	364	347
Prepaid expenses and other current assets	198	298
Total current assets	4,373	4,713
Long-term assets
Property, plant and equipment	4,681	4,539
Accumulated depreciation	(2,821)	(2,698)
Property, plant and equipment, net	1,860	1,841
Investments and advances related to equity method investees	527	588
Goodwill	362	362
Other intangible assets, net	241	223
Deferred income taxes	499	491
Other assets	259	301
Total assets	$8,121	$8,519

LIABILITIES
Current liabilities
Current portion of long-term debt and loans payable	$63	$69
Accounts payable (principally trade)	773	1,009
Current portion of accrued product warranty (Note 8)	373	434
Accrued compensation, benefits and retirement costs	283	364
Other accrued expenses	622	763
Total current liabilities	2,114	2,639
Long-term liabilities
Long-term debt	617	629
Pensions	561	574
Postretirement benefits other than pensions	442	452
Other liabilities and deferred revenue	792	745
Total liabilities	4,526	5,039
Commitments and contingencies (Note 9)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.1 and 221.7 shares issued	1,796	1,793
Retained earnings	3,280	3,288
Treasury stock, at cost, 20.3 and 20.4 shares	(714)	(715)
Common stock held by employee benefits trust, at cost, 4.8 and 5.1 shares	(58)	(61)
Unearned compensation	(1)	(5)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(794)	(798)
Other	(137)	(268)
Total accumulated other comprehensive loss	(931)	(1,066)
Total Cummins Inc. shareholders’ equity	3,372	3,234
Noncontrolling interests	223	246
Total equity	3,595	3,480
Total liabilities and equity	$8,121	$8,519

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 28,	June 29,
In millions	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84	$512
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges, net of cash payments (Note 6)	20	—
Depreciation and amortization	154	158
Deferred income taxes	20	14
Equity in income of investees, net of dividends	60	(62)
Pension expense, net of pension contributions (Note 4)	(15)	(3)
Other post-retirement benefits expense, net of cash payments (Note 4)	(16)	(5)
Stock-based compensation expense	12	17
Excess tax deficiencies (benefits) on stock-based awards	2	(12)
Translation and hedging activities	51	8
Changes in current assets and liabilities, net of acquisitions and dispositions:
Accounts and notes receivable	86	(316)
Inventories	282	(202)
Other current assets	22	(16)
Accounts payable	(253)	172
Accrued expenses	(242)	102
Changes in long-term liabilities	73	47
Other, net	(19)	(8)
Net cash provided by operating activities	321	406
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(139)	(201)
Investments in internal use software	(19)	(36)
Proceeds from disposals of property, plant and equipment	7	10
Investments in and advances (to) from equity investees	1	(41)
Acquisition of businesses, net of cash acquired	(2)	(76)
Investments in marketable securities—acquisitions	(69)	(158)
Investments in marketable securities—liquidations	133	159
Cash flows from derivatives not designated as hedges	(21)	(18)
Other, net	—	5
Net cash used in investing activities	(109)	(356)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	10	77
Payments on borrowings and capital lease obligations	(44)	(101)
Net borrowings under short-term credit agreements	(5)	1
Distributions to noncontrolling interests	(10)	(6)
Dividend payments on common stock	(71)	(51)
Repurchases of common stock	—	(45)
Excess tax (deficiencies) benefits on stock-based awards	(2)	12
Other, net	3	2
Net cash used in financing activities	(119)	(111)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	15	6
Net increase (decrease) in cash and cash equivalents	108	(55)
Cash and cash equivalents at beginning of year	426	577
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$534	$522

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common		Total Cummins
		Additional		Other			Stock		Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2007	$551	$1,168	$2,660	$(286)		$(593)	$(79)	$(11)	$3,410	$292	$3,702
Comprehensive income:
Net income			483						483	29	512
Other comprehensive income (loss):
Unrealized loss on marketable securities				(2)					(2)	(2)	(4)
Unrealized gain on derivatives				18					18	—	18
Foreign currency translation adjustments				(6)					(6)	(11)	(17)
Change in pensions and other postretirement defined benefit plans				12					12	—	12
Total comprehensive income									505	16	521
Effect of changing pension plan measurement date pursuant to SFAS No. 158			(5)	(2)					(7)	—	(7)
Issuance of shares	3	(1)							2	4	6
Acquisition of shares						(45)			(45)	—	(45)
Cash dividends on common stock			(51)						(51)	—	(51)
Distribution to noncontrolling interests									—	(8)	(8)
Stock option exercises		(1)				4			3	—	3
Other shareholder transactions		14						4	18	2	20
BALANCE AT JUNE 29, 2008	$554	$1,180	$3,087	$(266)		$(634)	$(79)	$(7)	$3,835	$306	$4,141

BALANCE AT DECEMBER 31, 2008	$554	$1,239	$3,288	$(1,066)		$(715)	$(61)	$(5)	$3,234	$246	$3,480
Comprehensive income:
Net income			63						63	21	84
Other comprehensive income (loss):
Unrealized gain on derivatives				44					44	—	44
Foreign currency translation adjustments				87					87	6	93
Change in pensions and other postretirement defined benefit plans				4					4	—	4
Total comprehensive income									198	27	225
Issuance of shares	1	2							3	—	3
Cash dividends on common stock			(71)						(71)	—	(71)
Distribution to noncontrolling interests									—	(15)	(15)
Stock option exercises		(1)				1			—	—	—
Conversion to capital lease (Note 12)									—	(35)	(35)
Other shareholder transactions		1					3	4	8	—	8
BALANCE AT JUNE 28, 2009	$555	$1,241	$3,280	$(931	)(1)	$(714)	$(58)	$(1)	$3,372	$223	$3,595

(1) Comprised of defined benefit postretirement plans of $(794) million, foreign currency translation adjustments of $(116) million, unrealized gain on marketable securities of $2 million and unrealized loss on derivatives of $(23) million.

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

Our reporting period ends on the Sunday closest to the last day of the quarterly calendar period.  The second quarters of 2009 and 2008 ended on June 28, and June 29, respectively.  The interim periods for both 2009 and 2008 contain 13 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and six month periods ended June 28, 2009, and June 29, 2008, were as follows:

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Options excluded	99,167	4,317	75,671	7,286

Comprehensive income is comprised of net income, as well as adjustments for foreign currency translation, marketable securities, derivative instruments designated as cash flow hedges and pension and other postretirement defined benefits.  Total comprehensive income attributable to Cummins Inc. for the three and six month periods ended June 28, 2009, was $177 million and $198 million, respectively.  Total comprehensive income attributable to Cummins Inc. for the three and six month periods ended June 29, 2008, was $269 million and $505 million, respectively.

Total comprehensive income attributable to the noncontrolling interests for the three and six month periods ended June 28, 2009, was $25 million and $27 million, respectively.  Total comprehensive income attributable to the noncontrolling interests for the three and six month periods ended Jun 29, 2008, was $7 million and $16 million, respectively.

Consolidated comprehensive income for the three and six month periods ended June 28, 2009, was $202 million and $225 million, respectively.  Consolidated comprehensive income for the three and six month periods ended June 29, 2008, was $276 million and $521 million, respectively.

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

NOTE 3.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which is effective for interim and annual fiscal periods beginning after December 15, 2008.  This standard amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (ARB 51) and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries.  This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  This standard requires, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  We adopted this standard effective January 1, 2009, and applied it retrospectively.  As a result, we reclassified noncontrolling interests of $246 million from the mezzanine section to equity in the December 31, 2008, balance sheet.  Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under this standard.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161), which is effective for interim and annual fiscal periods beginning after November 15, 2008.  This standard amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and requires enhanced disclosures about a company’s derivative and hedging activities.  We adopted this standard effective January 1, 2009, and applied it prospectively.  The new disclosures required by this standard are included in Note 11.

In April 2009, the FASB issued three new FASB Staff Positions (FSPs) all of which impact the accounting and disclosure related to certain financial instruments.  FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4) provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP FAS 115-2 and FAS 124-2, “Recognition of Other-Than-Temporary Impairment” (FSP FAS 115-2 and FAS 124-2) amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP FAS 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) amends FASB Statement No. 107 to require disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements.  The new disclosures required by this FSP are included in Note 11.  These FSPs were required to be adopted for interim periods ending after June 15, 2009.  These staff positions did not have a material impact on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165), which is effective for interim and annual fiscal periods ending after June 15, 2009.  This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This standard sets forth the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in our financial statements and the disclosures that we should make about events or transactions that occurred after the balance sheet date.  In preparing our Condensed Consolidated Financial Statements, we evaluated subsequent events through July 30, 2009, which is the date our quarterly report was filed with the Securities and Exchange Commision.

Accounting Pronouncements Issued But Not Yet Effective

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (SFAS 166), which is effective for interim and annual fiscal periods beginning after November 15, 2009.  This standard removes the concept of a qualifying special-purpose entity from FASB Statement No. 140 and removes the exception from applying FASB Interpretation No. 46(R) (revised December 2003) Consolidation of Variable Interest Entities to variable interest entities that are qualifying special-purpose entities (FIN 46(R)).  This standard modifies the financial-components approach used in SFAS 140 and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized.  This standard also requires enhanced disclosure regarding transfers of financial interests and a transferor’s continuing involvement with transferred assets.  We are currently evaluating the impact of this standard on our Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS 167), which is effective for interim and annual fiscal periods beginning after November 15, 2009.  This standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary.  This statement amends FIN 46(R) by: (a) changing certain guidance for determining whether an entity is a VIE; (b) eliminating the quantitative approach previously required for determining the primary beneficiary; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments.  This statement also requires enhanced disclosures regarding an entity’s involvement in a VIE.  It is possible that application of this revised guidance will change our assessment of which entities in which we are involved are VIEs or whether or not we are the primary beneficiary.  We are currently evaluating the impact of this standard on our Condensed Consolidated Financial Statements.

In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS 168), which is effective for interim and annual fiscal periods ending after September 15, 2009.  This standard replaces SFAS 162, and the codification from this standard will supersede all then-existing non-SEC accounting and reporting standards to become the sole source of authoritative U.S. GAAP.  The adoption of this standard will have no impact on our Condensed Consolidated Financial Statements.

NOTE 4.  PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Cash contributions to these plans were as follows:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
In millions	2009	2008	2009	2008
Defined benefit pension and postretirement plans:
Voluntary	$45	$12	$45	$24
Mandatory	20	14	41	30
Total defined benefit plans	$65	$26	$86	$54
Defined contribution pension plans	$7	$8	$23	$18

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

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three months ended
	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,
In millions	2009	2008	2009	2008	2009	2008
Service cost	$12	$12	$4	$7	$—	$—
Interest cost	28	29	14	16	8	8
Expected return on plan assets	(35)	(38)	(14)	(19)	—	—
Amortization of prior service (credit) cost	(1)	—	1	1	(2)	(2)
Recognized net actuarial loss (gain)	7	5	5	5	—	(1)
Other	1	—	—	—	—	—
Net periodic benefit cost	$12	$8	$10	$10	$6	$5

	Pension				Other Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Six months ended
	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,
In millions	2009	2008	2009	2008	2009	2008
Service cost	$23	$24	$8	$14	$—	$—
Interest cost	57	58	27	32	15	16
Expected return on plan assets	(70)	(76)	(28)	(38)	—	—
Amortization of prior service (credit) cost	(1)	—	2	2	(4)	(5)
Recognized net actuarial loss (gain)	15	10	10	10	—	(1)
Other	1	—	—	—	—	—
Net periodic benefit cost	$25	$16	$19	$20	$11	$10

NOTE 5.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
In millions	2009	2008	2009	2008
Distribution Entities
North American distributors	$23	$24	$49	$46
All other distributors	4	3	7	4

Manufacturing Entities
Chongqing Cummins Engine Company, Ltd	12	7	20	14
Dongfeng Cummins Engine Company, Ltd	7	20	7	34
Shanghai Fleetguard Filter Co. Ltd.	2	2	3	5
Tata Cummins Ltd.	2	2	—	7
Cummins MerCruiser Diesel Marine LLC.	(2)	2	(3)	6
All other manufacturers	5	3	—	9
Cummins share of net income	53	63	83	125
Royalty and interest income	4	6	7	11
Equity, royalty and interest income from investees	$57	$69	$90	$136

NOTE 6.  RESTRUCTURING CHARGES

2009 Restructuring Actions

In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the continuing deterioration in the global economy.  We reduced our global workforce by approximately 850 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 2,600 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations.  Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan.  Estimates of restructuring were made based on information available at the time charges were recorded.  Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.  Total workforce reductions as of June 28, 2009, were substantially completed.

In response to closures and downsizing noted above, we incurred $2 million of restructuring expenses for lease terminations and $4 million of restructuring expenses for asset impairments.  During 2009 we recorded a total pre-tax restructuring charge of $73 million, net of the $1 million favorable change in estimate related to 2008 actions, in “Restructuring charges” in the Condensed Consolidated Statements of Income related to the 2009 actions.  These restructuring actions included:

In millions	2009	Estimated Completion Date
Workforce reductions	$68	September 2009
Exit activities	6	September 2009

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in the Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
2009 Restructuring charges	$68	$6	$74
Cash payments for 2009 actions	(51)	(1)	(52)
Noncash items	—	(4)	(4)
Balance at June 28, 2009	$17	$1	$18

We do not include restructuring charges in our operating segment results.  The pretax impact of allocating restructuring charges to the segment results would have been as follows:

In millions	2009 Charges
Engine	$33
Power Generation	6
Components	26
Distribution	4
Non-segment	4
Total restructuring charges	$73

2008 Restructuring Actions

In 2008 we executed restructuring actions in response to the continued deterioration in our U.S. businesses and most key markets around the world in the second half of 2008, as well as a reduction in orders in most U.S. and foreign markets for 2009.  In 2008 we announced reductions of our global workforce by approximately 650 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 800 hourly employees.  Total workforce reductions as of June 28, 2009, were substantially completed.

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

In millions	Severance Costs
Balance at December 31, 2008	$34
Cash payments for 2008 actions	(26)
Change in estimate	(1)
Balance at June 28, 2009	$7

NOTE 7.  INVENTORIES

Inventories included the following:

	June 28,	December 31,
In millions	2009	2008
Finished products	$858	$860
Work-in-process and raw materials	774	1,021
Inventories at FIFO cost	1,632	1,881
Excess of FIFO over LIFO	(97)	(98)
Total inventories	$1,535	$1,783

NOTE 8.  PRODUCT WARRANTY LIABILITY

We charge the estimated costs of warranty programs, other than product recalls, to income at the time products are shipped to customers.  We use historical claims experience to develop the estimated liability.  We review product recall programs on a quarterly basis and, if necessary, record a liability when we commit to an action.  We also sell extended warranty coverage on several engines.  The following is a tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage:

	Six months ended
	June 28,	June 29,
In millions	2009	2008
Balance, beginning of period	$962	$749
Provision for warranties issued	157	218
Deferred revenue on extended warranty contracts sold	53	43
Payments	(242)	(175)
Amortization of deferred revenue on extended warranty contracts	(36)	(31)
Changes in estimates for pre-existing warranties	53	50
Foreign currency translation	11	—
Balance, end of period	$958	$854

The amount of deferred revenue related to extended coverage programs as of June 28, 2009, was $243 million.  As of June 28, 2009, we had $12 million of receivables related to estimated supplier recoveries of which $6 million was included in “Trade and other” receivables and $6 million was included in “Other assets” in our Condensed Consolidated Balance Sheets.

During 2008 and 2009, actual cost trends for certain midrange engine products, including product launched in 2007 and for which warranty periods can extend to five years, indicated higher per claim repair cost than the product on which the initial accrual rate was developed.  These products include more electronic parts than historical models, contributing to the higher cost per claim.  In addition, certain products introduced in 2003 and sold prior to 2007 for which the warranty period extended five years also demonstrated higher cost per claim than that of predecessor products.  We increased our liability in 2008 as these experience trends became evident.

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

In June 2008, four Cummins sites in Southern Indiana, including our Technical Center, experienced extensive damage caused by flood water from an unusually high amount of rainfall.  We have been in ongoing discussions with our insurance carriers regarding our claim.  In May 2009, our insurance carriers filed a law suit seeking a declaratory judgment that a lower policy sublimit applies to the Technical Center based upon an allegation that the site is located in a flood plain.  In addition, they allege that certain other damages and losses claimed by Cummins are not covered by insurance.  Cummins has also filed suit seeking a declaratory judgment that all losses suffered by Cummins are covered under the insurance policies, as well as a claim that the insurance companies have acted in bad faith.  We have finalized the documentation of Cummins’ $199 million claim ($116 million expense and $83 million capital), which does not include an additional claim amount related to business interruption.  We remain confident that we will recover a majority of the amounts due to us under the insurance policies.  We have incurred approximately $88 million in expense and $42 million in capital of our $199 million claim through June 28, 2009.  We recorded flood damage expenses of $9 million and $3 million for the three and six months ended June 28, 2009.  These expenses were included in “Other operating (expense) income” in the Condensed Consolidated Statements of Income.

U.S. Distributor Commitments

We had an operating agreement with a financial institution that provided financing to certain independent Cummins and Onan distributors in the U.S., and to certain distributors in which we own an equity interest.  Under this agreement, if any distributor defaulted under its financing arrangement with the financial institution, and the maturity of amounts owed under the agreement were accelerated, then we were required to purchase from the financial institution, at amounts approximating fair market value, certain property, inventory and rental generator sets manufactured by Cummins that are secured by the distributor’s financing agreement.

The distributor agreement with the financial institution was refinanced and Cummins did not make any new commitments, thereby relieving Cummins of responsibility to purchase any assets from the financial institution in event of default by the distributors.

Our licensing agreements with independent and partially owned distributors generally have a three-year term and are restricted to specified territories.  Our distributors develop and maintain a network of dealers with which we have no direct relationship.  The distributors are permitted to sell other, noncompetitive products only with our consent.  We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the marks, except to authorized dealers, without our consent.  Products are sold to the distributors at standard domestic or international distributor net prices, as applicable.  Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales.  Subject to local laws, we can refuse to renew these agreements at will and we may terminate them upon 90-day notice for inadequate sales, change in principal ownership and certain other reasons.  Distributors also have the right to terminate the agreements upon 60-day notice without cause, or 30-day notice for cause.  Upon termination or failure to renew, we are required to purchase the distributor’s current inventory, signage and special tools, and may, at our option purchase other assets of the distributor, but are under no obligation to do so.

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at June 28, 2009, was $8 million.

Other Guarantees and Commitments

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations.  As of June 28, 2009, the maximum potential loss related to these other guarantees is $64 million ($62 million of which relates to the Beijing Foton discussion below).

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of June 28, 2009, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $87 million, of which $73 million relates to a contract with an engine parts supplier that extends to 2013.  This arrangement enables us to secure critical components.  We do not anticipate paying any penalties under these contracts.

In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $176 million (at current exchange rates).  The line will be used primarily to fund equipment purchases for a new manufacturing plant.  As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $88 million (at current exchange rates).  As of June 28, 2009, outstanding borrowings under this agreement were $124 million and our guarantee was $62 million (at current exchange rates).  We recorded a liability for the fair value of this guarantee in accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.”  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

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

Joint Venture Commitments

As of June 28, 2009, we have committed to invest $12 million into existing joint ventures and joint ventures that will be formed in 2009.  It is expected that $10 million will be funded in 2009.

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

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at June 28, 2009:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale securities	$11	$6	$—	$17
Derivative assets	—	49	—	49
Derivative liabilities	—	(32)	—	(32)
Total	$11	$23	$—	$34

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value of total debt, including current maturities, at June 28, 2009, was approximately $550 million.  The carrying value at that date was $680 million.  At December 31, 2008, the fair and carrying values of total debt, including current maturities, were $567 million and $698 million, respectively.  The carrying values of all other receivables and liabilities approximated fair values.

NOTE 11.  DERIVATIVES

We are exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates.  This risk is closely monitored and managed through the use of financial derivative instruments including foreign currency forward contracts, commodity forward contracts and interest rate swaps.  As stated in our internal policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes.  When material, we adjust the value of our derivative contracts for counter-party or our credit risk.  The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis.

Foreign Currency Exchange Rate Risk

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of June 28, 2009, we expect to reclassify an unrealized net gain of $5 million from AOCL to income over the next year.  For the six month periods ended June 28, 2009, and June 29, 2008, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts.  The currencies in this table represent 88% of the notional amounts of contracts outstanding as of June 28, 2009.

In millions	Currency Denomination
Currency	June 28, 2009
United States Dollar (USD)	57
British Pound Sterling (GBP)	106
Euro (EUR)	22
Singapore Dollar (SGD)	22
Indian Rupee (INR)	1,407
Romanian Leu (RON)	41
Chinese Renminbi (CNY)	57

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity forward contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  The forward contracts are derivative contracts that are designated as cash flow hedges under SFAS 133.  The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of June 28, 2009, we expect to reclassify an unrealized net loss of $17 million from AOCL to income over the next year.  For the six month period ended June 28, 2009, we discontinued hedge accounting on certain contracts where the forecasted transactions were no longer probable.  The amount reclassified to income as a result of this action was a loss of $2 million.

Our internal policy allows for managing these cash flow hedges for up to three years.  The following table summarizes our outstanding commodity forward contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	June 28, 2009
Commodity	Notional Amount	Quantity
Copper	$130	19,133 metric tons	(1)
Platinum	26	27,194 troy ounces	(2)
Palladium	1	4,958 troy ounces	(2)

(1) A metric ton is a measurement of mass equal to 1,000 kilograms.
(2) A troy ounce is a measurement of mass equal to approximately 31 grams.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates.  We manage our exposure to interest rate fluctuations through the use of interest rate swaps.  The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.

In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt, due in 2028, from a fixed rate of 7.125% to a floating rate based on a LIBOR spread.  The terms of the swap mirror those of the debt, with interest paid semi-annually.  This swap qualifies as a fair value hedge under SFAS 133.  The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for the three and six month periods ended June 28, 2009, were as follows:

	June 28, 2009
	Three months ended		Six months ended
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(17)	$17	$(46)	$46

Location and Fair Value Amount of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
In millions	June 28, 2009	Balance Sheet Location
Derivatives designated as hedging instruments under SFAS 133
Foreign currency forward contracts	$8	Prepaid expenses and other current assets
Commodity forward contracts	4	Prepaid expenses and other current assets
Commodity forward contracts	3	Other assets
Interest rate contract	33	Other assets
Total derivatives designated as hedging instruments under SFAS 133	$48

Derivatives not designated as hedging instruments under SFAS 133
Foreign currency forward contracts	$1	Prepaid expenses and other current assets
Total derivatives not designated as hedging instruments under SFAS 133	$1

Total asset derivatives	$49

	Liability Derivatives
	Fair Value
In millions	June 28, 2009	Balance Sheet Location
Derivatives designated as hedging instruments under SFAS 133
Commodity forward contracts	$23	Other accrued expenses
Commodity forward contracts	9	Other liabilities and deferred revenue
Total derivatives designated as hedging instruments under SFAS 133	$32

Total liability derivatives	$32

Cash Flow Hedging

The tables below summarize the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and six month interim reporting periods presented below.  The tables do not include amounts related to ineffectiveness as it was not material for the periods presented.

	Three months ended June 28, 2009
In millions Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain/(Loss) Reclassified into Income (Effective Portion)
Foreign currency forward contracts	$10	$2	Sales
Commodity forward contracts	(2)	(10)	Cost of sales
Total	$8	$(8)

	Six months ended June 28, 2009
In millions Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain/(Loss) Reclassified into Income (Effective Portion)
Foreign currency forward contracts	$9	$(8)	Sales
Commodity forward contracts	29	(17)	Cost of sales
Total	$38	$(25)

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three and six month interim reporting periods ended June 28, 2009.

Amount of Gain/(Loss) Recognized in
In millions		Income on Derivatives
Derivatives Not Designated as Hedging	Location of Gain/(Loss) Recognized	June 28, 2009
Instruments under SFAS 133	in Income on Derivatives	Three months ended	Six months ended
Foreign currency forward contracts	Other (expense) income, net	$19	$18

NOTE 12.  LEASE AMENDMENT AND EXTENSION

During 2001, we entered into a sale-leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment.  The lease was classified as an operating lease with a lease term of 11.5 years, expiring June 28, 2013.  The financial institution created a grantor trust to act as the lessor in the arrangement.  The financial institution owns all of the equity in the trust.  The grantor trust has no assets other than the equipment and its rights to the lease agreement with us.  On the initial sale, we received $125 million from the financial institution which was financed with $99 million of non-recourse debt and $26 million of equity. Our obligations to the grantor trust consisted of the payments due under the lease and a $9 million guarantee of the residual value of the equipment.  In addition, we had a fixed price purchase option that was exercisable on January 14, 2009, for approximately $35 million; however, we decided not to exercise this option.

In December 2003, the grantor trust which acts as the lessor in the sale and leaseback transaction described above was consolidated as a result of the adoption of FIN 46(R), due primarily to the existence of the residual value guarantee.  As a result of the consolidation, the manufacturing equipment and the trust’s obligations under its non-recourse debt arrangement was included in our Condensed Consolidated Balance Sheets as property, plant and equipment and long-term debt, respectively.  The equity in the trust held by the financial institution was reported as noncontrolling interest.  The non-recourse debt arrangement is more fully discussed in Note 10 to our annual Consolidated Financial Statements included in our 2008 Form 10-K.  In addition, our Condensed Consolidated Statements of Income included interest expense on the lessor’s debt obligations and depreciation expense on the manufacturing equipment rather than rent expense under the lease agreement.  In April 2008, the trust made the final payment on the non-recourse debt.

In February 2009, we amended the lease agreement to extend the lease for an additional two years to June 2015, and we removed the residual value guarantee.  As a result of removing the residual value guarantee, we are no longer required to consolidate the grantor trust and we deconsolidated the trust in the first quarter of 2009.  With the deconsolidation, we are now required to account for the leasing arrangement with the trust which qualifies as a capital lease.  The deconsolidation of the trust had minimal impact on our Condensed Consolidated Financial Statements as the present value of the minimum lease payments (including the extension) approximated the amount that was reported as noncontrolling interest as of the date of the amendment.  The reduction in noncontrolling interests and increase in our capital lease liabilities was $35 million.

The future lease payments required under the amended lease are as follows:

In millions	Payment
Due date	amount
2009	$3
2010	—
2011	—
2012	12
2013	10
Thereafter	18

The lease agreement includes certain default provisions requiring us to make timely rent payments, maintain, service, repair and insure the equipment and maintain minimum debt ratings for our long-term senior unsecured debt obligations.

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

A summary of operating results by segment for the three and six month periods is shown below:

In millions	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
Three months ended June 28, 2009
External sales	$1,133	$481	$355	$462	$—	$2,431
Intersegment sales	173	129	147	1	(450)	—
Total sales	1,306	610	502	463	(450)	2,431
Depreciation and amortization(2)	45	11	17	4	—	77
Research, development and engineering expense	51	8	20	—	—	79
Equity, royalty and interest income from investees	17	6	4	30	—	57
Restructuring charges	—	—	—	—	7	7
Interest income	—	—	—	1	—	1
Segment EBIT	(4)	41	(10)	55	27	109

Three months ended June 29, 2008
External sales	$2,030	$692	$584	$581	$—	$3,887
Intersegment sales	356	246	271	—	(873)	—
Total sales	2,386	938	855	581	(873)	3,887
Depreciation and amortization(2)	46	11	18	7	—	82
Research, development and engineering expense	70	10	24	—	—	104
Equity, royalty and interest income from investees	32	6	3	28	—	69
Interest income	2	1	1	—	—	4
Segment EBIT	221	115	77	68	(12)	469

Six months ended June 28, 2009
External sales	$2,338	$958	$701	$873	$—	$4,870
Intersegment sales	460	309	331	3	(1,103)	—
Total sales	2,798	1,267	1,032	876	(1,103)	4,870
Depreciation and amortization(2)	86	22	35	9	—	152
Research, development and engineering expense	109	16	39	—	—	164
Equity, royalty and interest income from investees	14	11	5	60	—	90
Restructuring charges	—	—	—	—	73	73
Interest income	1	1	—	1	—	3
Segment EBIT	(20)	110	(9)	113	(57)	137

Six months ended June 29, 2008
External sales	$3,915	$1,273	$1,151	$1,022	$—	$7,361
Intersegment sales	680	452	524	4	(1,660)	—
Total sales	4,595	1,725	1,675	1,026	(1,660)	7,361
Depreciation and amortization(2)	90	22	33	11	—	156
Research, development and engineering expense	140	20	47	—	—	207
Equity, royalty and interest income from investees	65	11	7	53	—	136
Interest income	5	2	2	1	—	10
Segment EBIT	415	193	114	117	(55)	784

(1)           Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  For the three and six months ended June 28, 2009, unallocated corporate expenses include $7 million and $73 million of restructuring charges and a $9 million and $3 million loss related to flood damage expenses, respectively.  For both the three and six months ended June 29, 2008, unallocated corporate expenses included losses of $6 million related to flood damages.

(2)           Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “Interest expense.”

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
	June 28,	June 29,	June 28,	June 29,
In millions	2009	2008	2009	2008
Segment EBIT	$109	$469	$137	$784
Less:
Interest expense	10	12	17	23
Income before income taxes	$99	$457	$120	$761

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

•      the overall stability of global economic markets and conditions; and

•      other risk factors described in Part II of this report under the caption “Risk Factors Relating to Our Business.”

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

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and related Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2008 Form 10-K.  Our MD&A is presented in the following sections:

•                  Executive Summary and Financial Highlights

•                  Results of Operations

•                  Restructuring Charges

•                  Outlook

•                  Operating Segment Results

•                  Liquidity and Capital Resources

•                  Off Balance Sheet Financing

•                  Application of Critical Accounting Estimates

•                  Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a leading global power provider that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and exhaust aftertreatment, turbochargers, fuel systems, controls and air handling systems.  We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide.  We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), Chrysler Group, LLC (Chrysler), Volvo AB, Daimler Trucks North America (formerly Freightliner), Ford Motor Company, Case New Holland, Komatsu, and Volkswagen.  We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

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

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets.  Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and our customers’ access to credit.  Our sales may also be impacted by OEM inventory levels and production schedules and stoppages.  Economic downturns in markets we serve generally result in reductions in sales and could impact pricing of our products.  As a worldwide business, our operations are also affected by political, economic and regulatory matters, including environmental and emissions standards, in the countries we serve.  At the same time, our geographic diversity and broad product and service offerings have helped limit the impact of any one industry or customer and the economy of any single country on our consolidated results.

However, as was the case in the first quarter of 2009, the widespread nature of the current global economic recession continues to create immediate challenges for most of our businesses and the markets in which they operate.  Demand continued to fall in nearly every market and geographic region around the world, despite some modest improvement in China and India.  We expect demand to remain weak in most of our markets through 2009.  As a result, we took restructuring actions in the first half of 2009, including global workforce reductions and closing or slowing certain local manufacturing operations to align our businesses with reduced customer demand.  These restructuring actions, in conjunction with the significantly reduced demand negatively impacted our operating results for the three and six months ended June 28, 2009.  Should our future performance for the remainder of the year differ adversely from our projections, we could be required to take additional actions as local conditions require.

While we expect global demand for our products to be weak for the remainder of the year, certain emerging markets are expected to improve in the second half of the year.  The actions that were initiated in the fourth quarter of 2008 and the first half of 2009 have and will continue to enable us to navigate through the downturn and position us to emerge a stronger company.  Our short term priorities remain:

•                  to align costs and capacity with the real demand for our products, so that we maintain a solid profit through the downturn;

•                  to manage the business in such a way that generates positive cash flow; and

•                  to continue to invest in critical technologies and products for 2010 and beyond.

Net income attributable to Cummins was $56 million, or $0.28 per diluted share, on sales of $2.4 billion for the three month interim reporting period ended June 28, 2009, versus the comparable prior year period with net income attributable to Cummins of $293 million, or $1.49 per diluted share, on sales of $3.9 billion.  The decrease in income was driven by a 37 percent decrease in net sales and a 49 percent decrease in gross margin primarily due to significantly lower demand and volumes across most of our businesses.

Net income attributable to Cummins was $63 million, or $0.32 per diluted share, on sales of $4.9 billion for the six month interim reporting period ended June 28, 2009, versus the comparable prior year period with net income attributable to Cummins of $483 million, or $2.46 per diluted share, on sales of $7.4 billion.  The decrease in income was driven by a 34 percent decrease in net sales and a 44 percent decrease in gross margin, as we were impacted by lower demand across most of our businesses.  Focused cost reduction efforts helped mitigate the impact of lower volumes.  Restructuring actions in the first half of 2009 were $73 million ($48 million after-tax, or $0.24 per diluted share).  For a detailed discussion of restructuring see “Restructuring Charges” and Note 6 to the Condensed Consolidated Financial Statements.

We continued to strengthen our balance sheet in a challenging environment.  Cash, cash equivalents and marketable securities increased $48 million from year end as we reduced inventories by 14 percent in the same period.  We also reduced total debt by $18 million compared to December 31, 2008.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions (except per share amounts)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Net sales	$2,431	$3,887	$(1,456)	(37)%	$4,870	$7,361	$(2,491)	(34)%
Cost of sales	1,983	3,008	1,025	34%	3,977	5,775	1,798	31%
Gross margin	448	879	(431)	(49)%	893	1,586	(693)	(44)%
Operating expenses and income
Selling, general and administrative expenses	287	370	83	22%	587	721	134	19%
Research, development and engineering expenses	79	104	25	24%	164	207	43	21%
Equity, royalty and interest income from investees	57	69	(12)	(17)%	90	136	(46)	(34)%
Restructuring charges	7	—	(7)	NM	73	—	(73)	NM
Other operating (expense) income, net	(11)	(6)	(5)	(83)%	(9)	(7)	(2)	(29)%
Operating income	121	468	(347)	(74)%	150	787	(637)	(81)%
Interest income	1	4	(3)	(75)%	3	10	(7)	(70)%
Interest expense	10	12	2	17%	17	23	6	26%
Other (expense) income, net	(13)	(3)	(10)	NM	(16)	(13)	(3)	(23)%
Income before income taxes	99	457	(358)	(78)%	120	761	(641)	(84)%
Income tax expense	29	147	118	80%	36	249	213	86%
Net income	70	310	(240)	(77)%	84	512	(428)	(84)%
Less: net income attributable to noncontrolling interests	14	17	3	18%	21	29	8	28%
Net income attributable to Cummins Inc.	$56	$293	$(237)	(81)%	$63	$483	$(420)	(87)%
Diluted earnings per common share attributable to Cummins Inc.	$0.28	$1.49	$(1.21)	(81)%	$0.32	$2.46	$(2.14)	(87)%

Net Sales

Net sales for the three and six month periods ended June 28, 2009, decreased in all segments versus the comparable periods in 2008, primarily due to decreased demand in all of our segments due to the global economic downturn.

A more detailed discussion of sales by segment is presented in the OPERATING SEGMENT RESULTS section.

Sales to international markets based on location of customers for the three and six month periods ended June 28, 2009, were 56 percent and 54 percent of total net sales, compared with 61 percent and 59 percent of total net sales for the comparable periods in 2008.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three months ended				Six months ended
In millions	June 28, 2009		June 29, 2008		June 28, 2009		June 29, 2008
United States	$1,075	44%	$1,532	39%	$2,253	46%	$3,024	41%
Asia/Australia	554	23%	824	21%	1,016	21%	1,540	21%
Europe/CIS(1)	355	15%	745	19%	748	16%	1,391	19%
Mexico/Latin America	207	8%	420	11%	384	8%	755	10%
Africa/Middle East	162	7%	223	6%	303	6%	391	5%
Canada	78	3%	143	4%	166	3%	260	4%
Total international	1,356	56%	2,355	61%	2,617	54%	4,337	59%
Total consolidated net sales	$2,431	100%	$3,887	100%	$4,870	100%	$7,361	100%

(1)   The Commonwealth of Independent States (CIS) refers to a regional organization of former Soviet Republics.

Gross Margin

Significant drivers of the change in gross margins for the three and six month periods ended June 28, 2009, versus the comparable periods ended June 29, 2008, were as follows:

	Increase (Decrease)
	2009 vs. 2008
In millions	Three months ended	Six months ended
Volume/Mix	$(451)	$(735)
Warranty expense	(35)	(36)
Material costs	(30)	(78)
Currency	(9)	(17)
Production costs	43	30
Price	57	142
Other	(6)	1
Total	$(431)	$(693)

Gross margin decreased by $431 million and $693 million for the three and six month periods ended June 28, 2009, versus the comparable periods in 2008, and decreased as a percentage of sales by 4.2 percentage points and 3.2 percentage points, respectively.  The decrease was led by lower volumes, increased warranty expense and increased materials costs.  These decreases in margin were partially offset by improved pricing and decreased production costs.  The decrease in volumes was due to lower sales resulting from the global economic downturn.  The increased materials costs were largely due to losses on hedged commodities which were partially offset by decreasing commodity costs.  The provision for warranties issued as a percent of sales for the three and six month periods was 3.3 percent and 3.2 percent in 2009 compared to 2.9 percent and 3.0 percent in 2008.

A more detailed discussion of margin by segment is presented in the OPERATING SEGMENTS RESULTS section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six month periods ended June 28, 2009, decreased versus the comparable periods in 2008, primarily due to decreases of $25 million and $51 million in discretionary spending, in order to conserve cash, and decreases of $33 million and $52 million in compensation and related expenses, respectively.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Variable compensation was reduced due to lower sales and income compared to the prior year period.  Selling, general and administrative expenses also decreased due to cost savings from restructuring actions.  Overall selling, general and administrative expenses as a percentage of sales increased to 11.8 percent and 12.1 percent in 2009 compared to 9.5 percent and 9.8 percent in 2008 for the three and six month periods ended, respectively.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and six month periods ended June 28, 2009, decreased versus the comparable periods in 2008, primarily due to decreased discretionary spending to conserve cash, increased reimbursements for engineering projects and implemented severance programs.  Overall, research, development and engineering expenses as a percentage of sales increased to 3.2 percent and 3.4 percent in 2009 from 2.7 percent and 2.8 percent in 2008 for the three and six month periods ended, respectively.  Research activities continue to focus on development of new products to meet future environmental standards around the world and improvements to fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three and six month periods ended June 28, 2009, decreased significantly versus the comparable periods in 2008, primarily due to the following:

	Increase/(Decrease)
	June 28, 2009 vs. June 29, 2008
In millions	Three months ended	Six months ended
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$(13)	$(27)
Cummins MerCruiser Diesel LLC (MerCruiser)	(4)	(9)
Tata Cummins Ltd. (TCL)	—	(7)
Chongqing Cummins Engine Company, Ltd.	5	6

These decreases were due to lower demand as a result of the global economic conditions and were partially offset by the increase in income from Chongqing Cummins Engine Company, Ltd. due to a one-time tax benefit recorded in the second quarter of 2009.

Other Operating (Expense) Income, net

	Three months ended		Six months ended
In millions	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Other operating (expense) income:
Flood loss	$(9)	$(6)	$(3)	$(6)
Other (expense), net	(2)	—	(6)	(1)
Total other (expense) income, net	$(11)	$(6)	$(9)	$(7)

Interest Income

Interest income for the three and six month periods ended June 28, 2009, decreased versus the comparable periods in 2008, primarily due to lower interest rates in 2009 compared to 2008.

Interest Expense

Interest expense for the three and six month periods ended June 28, 2009, decreased versus the comparable periods in 2008, primarily due to declining short-term interest rates and lower debt.

Other (Expense) Income, Net

	Three months ended		Six months ended
In millions	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Other (expense) income:
Foreign currency (losses), net	$(10)	$(3)	$(18)	$(13)
Other, net	(3)	—	2	—
Total other (expense) income, net	$(13)	$(3)	$(16)	$(13)

Income Tax Expense

Our effective tax rate for the year is expected to approximate 30 percent, absent any additional discrete period activity.  Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rates for the three and six month periods ended June 28, 2009, were 29 percent and 30 percent, respectively.  Our effective tax rates for the comparable prior year periods were 32 percent and 33 percent, respectively.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three and six month periods ended June 28, 2009, decreased versus the comparable periods in 2008, primarily due to lower income at Cummins India Ltd. and Wuxi Holset Engineering Co. Ltd. reflecting the decline in demand as a result of the global economic downturn.

Net income and diluted earnings per share attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three and six month periods ended June 28, 2009, decreased versus the comparable periods in 2008, primarily due to significantly lower volumes, restructuring charges and lower equity income.  These decreases were partially offset by decreased selling, general and administrative expenses, lower research, development and engineering expenses and lower income tax expense.

RESTRUCTURING CHARGES

2009 Restructuring Actions

In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the continuing deterioration in the global economy.  We reduced our global workforce by approximately 850 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 2,600 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations.  Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan.  Estimates of restructuring were made based on information available at the time charges were recorded.  Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.  Total workforce reductions as of June 28, 2009, were substantially completed.

In response to closures and downsizing noted above, we incurred $2 million of restructuring expenses for lease terminations and $4 million of restructuring expenses for asset impairments.  During 2009 we recorded a total pre-tax restructuring charge of $73 million, net of the $1 million favorable change in estimate related to 2008 actions, in “Restructuring charges” in the Condensed Consolidated Statements of Income related to the 2009 actions.  These restructuring actions included:

In millions	2009	Estimated Completion Date
Workforce reductions	$68	September 2009
Exit activities	6	September 2009

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in the Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
2009 Restructuring charges	$68	$6	$74
Cash payments for 2009 actions	(51)	(1)	(52)
Noncash items	—	(4)	(4)
Balance at June 28, 2009	$17	$1	$18

We do not include restructuring charges in our operating segment results.  The pretax impact of allocating restructuring charges to the segment results would have been as follows:

In millions	2009 Charges
Engine	$33
Power Generation	6
Components	26
Distribution	4
Non-segment	4
Total restructuring charges	$73

If the restructuring actions are successfully implemented, we expect the annualized savings from the professional actions to be approximately $50 million.  Our charge related to the professional actions was approximately $30 million.  Approximately 40 percent of the savings from the restructuring actions will be realized in cost of sales, 45 percent in selling, general and administrative expenses, and 15 percent in research, development and engineering expenses.  We expect all of the pretax charge, except for asset impairment amounts, to be paid in cash which will be funded with cash generated from operations.

2008 Restructuring Actions

In 2008 we executed restructuring actions in response to the continued deterioration in our U.S. businesses and most key markets around the world in the second half of 2008, as well as a reduction in orders in most U.S. and foreign markets for 2009.  In 2008 we announced reductions of our global workforce by approximately 650 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 800 hourly employees.  Total workforce reductions as of June 28, 2009, were substantially completed.

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

In millions	Severance Costs
Balance at December 31, 2008	$34
Cash payments for 2008 actions	(26)
Change in estimate	(1)
Balance at June 28, 2009	$7

There were no material changes to the estimated savings, or periods under which we expect to recognize the savings, for the 2008 actions.

OUTLOOK

Near-Term:

While we expect global demand for our products to be weak for the remainder of the year, certain emerging markets are expected to improve in the second half of the year.  Many of the markets we serve have slowed significantly as a result of the credit crisis and softening global economic environment and we expect 2009 sales will be down significantly from 2008 levels.  Forecasting for 2009 is a significant challenge with these uncertain market conditions.  Our operating results in 2009 will depend on how the current global economic recession impacts the markets we serve.  In response to anticipated market conditions we initiated voluntary and involuntary separation actions in December of 2008 and the first six months of 2009.  We also initiated certain exit activities during the first six months of 2009.  We expect to continue to focus on cost reductions and scaling production to meet current demand.  If uncertainties in the credit and capital markets continue, the overall impact on our customers as well as end user demand for our products could have a significant adverse impact on our near-term results.  In light of current economic conditions, if demand continues to worsen in 2009, it is reasonably possible that we may be required to take additional restructuring actions and incur additional costs as we decrease production.  These costs could have a material impact on our results of operations and financial position.  At this time we cannot estimate these potential charges.

Long-Term:

While there is uncertainty in the near-term market as a result of the current economic conditions, we continue to be confident that opportunities for long-term growth and profitability will continue in the future.

OPERATING SEGMENT RESULTS

Our operating segments consist of the following: Engine, Power Generation, Components and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT (defined as earnings or loss before interest expense, income taxes and noncontrolling interests) as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
External sales	$1,133	$2,030	$(897)	(44)%	$2,338	$3,915	$(1,577)	(40)%
Intersegment sales	173	356	(183)	(51)%	460	680	(220)	(32)%
Total sales	1,306	2,386	(1,080)	(45)%	2,798	4,595	(1,797)	(39)%
Depreciation and amortization	45	46	1	2%	86	90	4	4%
Research, development and engineering expenses	51	70	19	27%	109	140	31	22%
Equity, royalty and interest income from investees	17	32	(15)	(47)%	14	65	(51)	(78)%
Interest income	—	2	(2)	(100)%	1	5	(4)	(80)%
Segment EBIT	(4)	221	(225)	NM	(20)	415	(435)	NM

Segment EBIT as a percentage of total sales	(0.3)%	9.3%	(9.6) percentage points		(0.7)%	9.0%	(9.7) percentage points

A summary and discussion of Engine segment net sales by market follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Heavy-duty truck	$395	$672	$(277)	(41)%	$789	$1,208	$(419)	(35)%
Medium-duty truck and bus	240	422	(182)	(43)%	469	819	(350)	(43)%
Light-duty automotive and RV	94	205	(111)	(54)%	250	479	(229)	(48)%
Total on-highway	729	1,299	(570)	(44)%	1,508	2,506	(998)	(40)%
Industrial	440	804	(364)	(45)%	907	1,537	(630)	(41)%
Stationary power	137	283	(146)	(52)%	383	552	(169)	(31)%
Total sales	$1,306	$2,386	$(1,080)	(45)%	$2,798	$4,595	$(1,797)	(39)%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Midrange	49,200	114,800	(65,600)	(57)%	109,800	229,000	(119,200)	(52)%
Heavy-duty	16,400	31,700	(15,300)	(48)%	33,000	56,400	(23,400)	(41)%
High-horsepower	3,200	5,500	(2,300)	(42)%	7,100	10,100	(3,000)	(30)%
Total unit shipments	68,800	152,000	(83,200)	(55)%	149,900	295,500	(145,600)	(49)%

Sales

Engine segment sales for the three month period ended June 28, 2009, experienced significant deterioration across all major markets, versus the comparable period in 2008, as a result of the global economic downturn.  The following are the primary drivers by market.

•                  Industrial market sales decreased due to deterioration in units sold in the construction, marine and mining markets by 76 percent, 27 percent and 56 percent, respectively.

•                  Heavy-duty truck sales declined sharply as international units sold were down 87 percent and North American (includes the U.S and Canada and excludes Mexico) unit sales declined 34 percent.  The decrease in heavy-duty sales was due to global truck fleets continuing to experience financial challenges due to a lack of freight and limited access to credit.  In addition, we experienced a decline in Mexican heavy-duty sales due to an increase in heavy-duty truck sales for the quarter ended June 29, 2008 resulting from the pre-buy activity ahead of Mexico’s July 1, 2008, new emissions requirements, appreciation of the U.S. dollar and an influx of used trucks into the market from the U.S. and Canada permitted under a new law.

•                  Medium-duty truck sales decreased significantly due to a 45 percent decline in global truck units sold as a result of the global economic downturn.

•                  Light-duty automotive sales decreased significantly due to an 82 percent decline in units sold to Chrysler.  The decrease in units sold to Chrysler was due to Chrysler’s shutdown as part of its reorganization efforts.

Engine segment sales for the six month period ended June 28, 2009, experienced significant deterioration across all major markets, versus the comparable period in 2008, as a result of the global economic downturn.  The following are the primary drivers by market.

•                  Industrial market sales decreased due to deterioration in units sold in the construction, marine and mining markets by 73 percent, 17 percent and 42 percent, respectively.

•                  Heavy-duty truck sales declined sharply as international units sold were down 84 percent and North American unit sales declined 26 percent.  The decrease in heavy-duty sales was due to global truck fleets continuing to experience financial challenges due to a lack of freight and limited access to credit.  In addition, we experienced a decline in Mexican heavy-duty sales due to an increase in heavy-duty truck sales in the first six months of 2008 resulting from the pre-buy activity ahead of Mexico’s July 1, 2008, new emissions requirements, appreciation of the U.S. dollar and an influx of used trucks into the market from the U.S. and Canada permitted under a new law.

•                  Medium-duty truck sales decreased significantly due to a 44 percent decline in global truck units sold as a result of the global economic downturn.

•                  Light-duty automotive sales decreased significantly due to a 59 percent decline in units sold to Chrysler.  The decrease in units sold to Chrysler was due to Chrysler’s shutdown as part of its reorganization efforts.

Total on-highway-related sales for the three and six month periods ended June 28, 2009, were 56 percent and 54 percent of total engine segment sales, compared to 54 percent and 55 percent for the comparable periods in 2008, respectively.

Segment EBIT

Engine segment EBIT for the three and six month periods ended June 28, 2009, decreased to a loss versus the comparable periods in 2008, primarily due to lower gross margin and equity, royalty and interest income from investees which were partially offset by decreased selling, general and administrative expenses and decreased research, development and engineering expenses.  Changes in Engine segment EBIT and percentage of sales were as follows:

	Three months ended			Six months ended
	June 28, 2009 vs. June 29, 2008			June 28, 2009 vs. June 29, 2008
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(246)	(59)%	(4.5)%	$(445)	(56)%	(4.7)%
Selling, general and administrative	29	19%	(3.1)%	43	14%	(2.7)%
Research, development and engineering	19	27%	(1.0)%	31	22%	(0.9)%
Equity, royalty and interest (loss) income from investees	(15)	(47)%	—%	(51)	(78)%	(0.9)%

The decrease in gross margin for the three month period ended June 28, 2009, was primarily due to lower engine volumes in all markets as a result of the global economic downturn and higher materials costs, partially offset by decreased production costs and price improvements.  Equity, royalty and interest income from investees decreased due to significant decreases in demand experienced at DCEC and MerCruiser.  The decrease in selling, general and administrative expenses and research, development and engineering expenses was primarily due to lower discretionary spending, decreased variable compensation, implementation of severance programs and higher recovery of engineering expenses.

The decrease in gross margin for the six month period ended June 28, 2009, was primarily due to lower engine volumes in all markets as a result of the global economic downturn and higher materials costs, partially offset by price improvements and decreased production costs.  Equity, royalty and interest income from investees decreased due to significant decreases in demand experienced at DCEC, MerCruiser and TCL.  The decrease in selling, general and administrative expenses and research, development and engineering expenses was primarily due to lower discretionary spending, decreased variable compensation, implementation of severance programs and higher recovery of engineering expenses.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorale/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
External sales	$481	$692	$(211)	(30)%	$958	$1,273	$(315)	(25)%
Intersegment sales	129	246	(117)	(48)%	309	452	(143)	(32)%
Total sales	610	938	(328)	(35)%	1,267	1,725	(458)	(27)%
Depreciation and amortization	11	11	—	—%	22	22	—	—%
Research, development and engineering expenses	8	10	2	20%	16	20	4	20%
Equity, royalty and interest income from investees	6	6	—	—%	11	11	—	—%
Interest income	—	1	(1)	(100)%	1	2	(1)	(50)%
Segment EBIT	41	115	(74)	(64)%	110	193	(83)	(43)%

Segment EBIT as a percentage of total sales	6.7%	12.3%	(5.6) percentage points		8.7%	11.2%	(2.5) percentage points

In 2009, the Power Generation segment reorganized its reporting structure to include the following businesses: Commercial Products, Alternators, Commercial Projects, Power Electronics and Consumer.  Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Commercial Products	$363	$555	$(192)	(35)%	$782	$999	$(217)	(22)%
Alternator	135	178	(43)	(24)%	270	334	(64)	(19)%
Commercial Projects	46	111	(65)	(59)%	88	197	(109)	(55)%
Power Electronics	33	31	2	6%	64	58	6	10%
Consumer	33	63	(30)	(48)%	63	137	(74)	(54)%
Total sales	$610	$938	$(328)	(35)%	$1,267	$1,725	$(458)	(27)%

A summary of unit shipments used in power generation equipment by engine classification follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Midrange	4,500	8,500	(4,000)	(47)%	9,700	16,200	(6,500)	(40)%
Heavy-duty	1,000	2,200	(1,200)	(55)%	2,200	4,000	(1,800)	(45)%
High-horsepower	1,900	3,100	(1,200)	(39)%	4,200	5,800	(1,600)	(28)%
Total unit shipments	7,400	13,800	(6,400)	(46)%	16,100	26,000	(9,900)	(38)%

Sales

Power Generation segment sales for the three month period ended June 28, 2009, decreased in most businesses, versus the comparable period in 2008, as the result of the global economic downturn.  The following are the primary drivers by business.

•                  Commercial Products business sales decreased due to lower demand across most regions, especially in the Middle East, the U.K., Latin America, India, North America and Russia.

•                  Commercial Projects business sales decreased due to decreased sales in most regions, especially in North America, Western Europe and Russia.

•                  Alternator business sales decreased due to lower demand in the commercial power markets noted above.

•                  Consumer business sales decreased primarily due to lower demand in the recreational vehicle and marine markets.

Power Generation segment sales for the six month period ended June 28, 2009, decreased in most businesses, versus the comparable period in 2008, as the result of the global economic downturn.  The following are the primary drivers by business.

•                  Commercial Products business sales decreased due to lower demand across most regions, especially in India, Latin America, the U.K., Russia and North America.

•                  Commercial Projects business sales decreased due to lower demand in most regions, especially in North America, Western Europe and Australia.

•                  Consumer business sales decreased primarily due to lower demand in the recreational vehicle and marine markets.

•                  Alternator business sales decreased due to lower demand in the commercial power markets noted above.

Segment EBIT

Power Generation segment EBIT for the three and six month periods ended June 28, 2009, decreased versus the comparable periods in 2008, primarily due to decreased gross margin partially offset by lower selling, general and administrative expenses.  Changes in Power Generation segment EBIT and percentage of sales were as follows:

	Three month period			Six month period
	June 28, 2009 vs. June 29, 2008			June 28, 2009 vs. June 29, 2008
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(83)	(46)%	(3.2)%	$(112)	(34)%	(1.9)%
Selling, general and administrative	15	22%	(1.5)%	35	25%	(0.2)%
Research, development and engineering	2	20%	(0.2)%	4	20%	(0.1)%

The decrease in gross margin for the three month period ended June 28, 2009, was primarily due to lower volumes, unfavorable sales mix and increased material and commodity costs, which was partially offset by improved pricing and favorable foreign currency translation.  The decrease in selling, general and administrative expenses was primarily due to favorable foreign currency translation, lower variable compensation costs, implementation of severance programs and decreased discretionary spending.

The decrease in gross margin for the six month period ended June 28, 2009, was primarily due to lower volumes, increased material costs, increased commodity costs and unfavorable sales mix, which was partially offset by improved pricing and favorable foreign currency translation.  The decrease in selling, general and administrative expenses was primarily due to favorable foreign currency translation, lower variable compensation costs, implementation of severance programs and decreased discretionary spending.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
External sales	$355	$584	$(229)	(39)%	$701	$1,151	$(450)	(39)%
Intersegment sales	147	271	(124)	(46)%	331	524	(193)	(37)%
Total sales	502	855	(353)	(41)%	1,032	1,675	(643)	(38)%
Depreciation and amortization	17	18	1	6%	35	33	(2)	(6)%
Research, development and engineering expenses	20	24	4	17%	39	47	8	17%
Equity, royalty and interest income from investees	4	3	1	33%	5	7	(2)	(29)%
Interest income	—	1	(1)	(100)%	—	2	(2)	(100)%
Segment EBIT	(10)	77	(87)	NM	(9)	114	(123)	NM

Segment EBIT as a percentage of total sales	(2.0)%	9.0%	(11.0) percentage points		(0.9)%	6.8%	(7.7) percentage points

Our Components segment includes the following businesses: Filtration, Turbochargers, Emission Solutions and Fuel Systems.  Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Filtration(1)	$198	$315	$(117)	(37)%	$399	$617	$(218)	(35)%
Turbochargers	134	270	(136)	(50)%	290	540	(250)	(46)%
Emission Solutions(1)	111	143	(32)	(22)%	216	282	(66)	(23)%
Fuel Systems	59	127	(68)	(54)%	127	236	(109)	(46)%
Total sales	$502	$855	$(353)	(41)%	$1,032	$1,675	$(643)	(38)%

(1)

Beginning January 1, 2009, we reorganized the reporting structure of two businesses and moved a portion of our Filtration business into the Emission Solutions business. For the three and six month periods ended June 28, 2009, the sales for the portion of the business included in Emission Solutions were $25 million and $47 million, respectively. Sales for the portion of the business included in Filtration for the three and six month periods ended June 29, 2008, were $37 million and $74 million, respectively. The 2008 balances were not reclassified.

Sales

Components segment sales for the three month period ended June 28, 2009, decreased significantly in most businesses versus the comparable period in 2008 as the result of the global economic downturn.  The following are the primary drivers by business.

•                  Turbocharger business sales decreased significantly due to falling OEM demand in Europe and North America.

•                  Filtration business sales decreased significantly due to falling global demand, the transfer of a portion of the business to emissions solutions in 2009, and unfavorable foreign currency translation.

•                  Fuel systems business sales decreased primarily due to falling OEM demand in North America and Europe.

•                  Emissions solutions business sales decreased due to falling OEM demand across Europe and North America.  These decreases were partially offset by the transfer of a portion of the filtration business into emissions solutions in 2009.

Components segment sales for the six month period ended June 28, 2009, decreased significantly in most businesses versus the comparable periods in 2008 as the result of the global economic downturn.  The following are the primary drivers by business.

•                  Turbocharger business sales decreased significantly due to falling OEM demand in Europe, North America, and China.

•                  Filtration business sales decreased significantly due to falling global demand, the transfer of a portion of the business to emissions solutions in 2009, and unfavorable foreign currency translation.

•                  Fuel systems business sales decreased primarily due to falling OEM demand in North America and Europe.

•                  Emissions solutions business sales decreased due to falling OEM demand across Europe and North America.  These decreases were partially offset by the transfer of a portion of the filtration business into emissions solutions in 2009.

Segment EBIT

Components segment EBIT for the three and six month periods ended June 28, 2009, decreased versus the comparable periods in 2008, primarily due to a lower gross margin which was partially offset by decreased selling, general and administrative and research, development and engineering expenses.  Changes in Components segment EBIT and percentage of sales were as follows:

	Three months ended			Six months ended
	June 28, 2009 vs. June 29, 2008			June 28, 2009 vs. June 29, 2008
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(112)	(70)%	(9.2)%	$(167)	(60)%	(5.8)%
Selling, general and administrative	16	27%	(1.7)%	27	23%	(1.7)%
Research, development and engineering	4	17%	(1.2)%	8	17%	(1.0)%
Equity, royalty and interest income from investees	1	33%	0.4%	(2)	(29)%	0.1%

The decrease in gross margin for the three month period ended June 28, 2009, was due to lower volumes for most markets.  The decrease in selling, general and administrative expenses was primarily due to lower variable compensation expense, decreased discretionary spending and implementation of severance programs.

The decrease in gross margin for the six month period ended June 28, 2009, was due to lower volumes for most markets.  The decrease in selling, general and administrative expenses was primarily due to lower variable compensation expense, decreased discretionary spending and implementation of severance programs.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 28,	June 29,	(Unfavorable)		June 28,	June 29,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
External sales	$462	$581	$(119)	(20)%	$873	$1,022	$(149)	(15)%
Intersegment sales	1	—	1	NM	3	4	(1)	(25)%
Total sales	463	581	(118)	(20)%	876	1,026	(150)	(15)%
Depreciation and amortization	4	7	3	43%	9	11	2	18%
Equity, royalty and interest income from investees	30	28	2	7%	60	53	7	13%
Interest income	1	—	1	NM	1	1	—	—%
Segment EBIT	55	68	(13)	(19)%	113	117	(4)	(3)%

Segment EBIT as a percentage of total sales	11.9%	11.7%	0.2 percentage points		12.9%	11.4%	1.5 percentage points

Sales

Distribution segment sales for the three month period ended June 28, 2009, decreased versus the comparable period in 2008, primarily as the result of the global economic downturn and significant unfavorable foreign currency translation.  Excluding the unfavorable currency impact and $3 million benefit from the acquisition of one distributor in 2008 and one distributor in 2009, sales were down $72 million, or 12 percent.  Decreases in revenue from engines, power generation, parts and filtration were partially offset by modest increases in service sales.

Distribution segment sales for the six month period ended June 28, 2009, decreased versus the comparable period in 2008, primarily due to significant unfavorable foreign currency translation and the result of the global economic downturn.  Excluding the unfavorable currency impact and $35 million benefit from the acquisition of a majority interest in one distributor in 2008, the acquisition of one distributor in 2008 and the acquisition of one distributor in 2009, sales were down $85 million, or eight percent.  Decreases in revenue from engines, power generation and parts were partially offset by modest increases in service sales.

Segment EBIT

Distribution segment EBIT for the three and six month periods ended June 28, 2009, decreased versus the comparable periods in 2008, primarily due to lower gross margins partially offset by decreased selling, general and administrative expenses and higher equity, royalty and interest income from investees.  Changes in Distribution segment EBIT and percentage of sales were as follows:

	Three months ended			Six months ended
	June 28, 2009 vs. June 29, 2008			June 28, 2009 vs. June 29, 2008
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(39)	(30)%	(2.7)%	$(39)	(17)%	(0.7)%
Gross margin, excluding acquisitions(1)	(40)	(31)%	(3.0)%	(46)	(21)%	(1.5)%
Selling, general and administrative	23	26%	1.0%	29	18%	0.6%
Equity, royalty and interest income from investees	2	7%	1.7%	7	13%	1.6%

(1)

The acquisitions represent the purchase of one distributor for the three months ended and a majority interest in one distributor for the six months ended in 2008 and the acquisition of one distributor in 2009.

The decrease in gross margin for the three month period ended June 28, 2009, was primarily due to lower sales volumes as a result of the global economic downturn and unfavorable foreign currency translation.  Selling, general and administrative expenses decreased primarily due to lower discretionary spending and favorable foreign currency translation.

The decrease in gross margin for the six month period ended June 28, 2009, was primarily due to lower sales volumes as a result of the global economic downturn and unfavorable foreign currency translation.  Selling, general and administrative expenses decreased primarily due to favorable foreign currency translation and lower discretionary spending.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
In millions	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Total segment EBIT	$82	$481	$194	$839
Non-segment EBIT (1)	27	(12)	(57)	(55)
Total EBIT	$109	$469	$137	$784
Less:
Interest expense	10	12	17	23
Income before income taxes	$99	$457	$120	$761

(1)

Includes intersegment profit in inventory eliminations and unallocated corporate expenses. For the three and six month periods ended June 28, 2009, unallocated corporate expenses included $7 million and $73 million of restructuring charges and a $9 million and $3 million loss related to flood damages, respectively. For both the three and six months ended June 29, 2008, unallocated corporate expenses included losses of $6 million related to flood damages.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

We believe our financial condition and liquidity remain strong despite the downturn in the global economy.  Our strong balance sheet and credit ratings enable us to continue to have access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  As of June 28, 2009, other sources of liquidity include:

•                  $551 million of cash, cash equivalents and marketable securities,

•                  $1.06 billion available under our revolving credit facility,

•                  $175 million available under international credit facilities and

•                  $66 million, based on eligible receivables, available under our accounts receivable sales program.

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

A significant portion of our cash flows is generated outside the U.S.  More than half of our cash and cash equivalents and most of our marketable securities at June 28, 2009, are denominated in foreign currencies.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.  The repatriation of cash balances from certain subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations at the local level.  We have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

	June 28,	December 31,	June 29,
In millions	2009	2008	2008
Current assets	$4,373	$4,713	$5,412
Current liabilities	2,114	2,639	2,936
Working capital	$2,259	$2,074	$2,476
Current ratio	2.07	1.79	1.84
Days’ sales in receivables	66	48	54
Inventory turnover	4.5	6.2	6.1

As of June 28, 2009, current assets decreased $340 million compared to December 31, 2008, primarily due to a $248 million decrease in inventory, a $100 million decrease in prepaid expenses and other current assets, a $60 million decrease in marketable securities and a $57 million decrease in receivables, partially offset by an increase in cash of $108 million (see Cash Flows below).

As of June 28, 2009, current liabilities decreased $525 million compared to December 31, 2008, primarily due to a decrease in accounts payable of $236 million due to reduced purchases, a decrease in other accrued expenses of $141 million, a decrease in accrued compensation, benefits and retirement benefits of $81 million, and a decrease in accrued warranty of $61 million.

Cash Flows

The following table summarizes the key elements of our cash flows for the six month periods:

In millions	June 28, 2009	June 29, 2008
Net cash provided by operating activities	$321	$406
Net cash used in investing activities	(109)	(356)
Net cash used in financing activities	(119)	(111)
Effect of exchange rate changes on cash	15	6
Net increase (decrease) in cash and cash equivalents	$108	$(55)

Operating Activities

Cash flows from operating activities can fluctuate from period to period, as pension funding decisions, tax timing differences, restructuring charges and other items can significantly impact cash flows.  Net cash provided by operating activities decreased $85 million for the six month period ended June 28, 2009, versus the comparable period in 2008.  The decrease in cash generated from operations was primarily due to the $428 million decline in net income from the lower volumes, partially offset by a $155 million decrease in working capital, a $122 million increase in equity income from investees, net of dividends driven by an $84 million increase in dividends and lower equity earnings, a $43 million increase in translation and hedging, primarily unrealized foreign exchange, and a $26 million positive change in long-term liabilities.  The major components of the change in working capital were as follows: a $484 million decrease in inventories, mostly due to our response to reduced customer demand for most businesses, a $425 million decrease in accounts payable, trade, principally the result of lower purchasing needs and declining commodity prices, a $402 million decrease in receivables, primarily as a result of lower sales across all businesses, and a $344 million decrease in accrued expenses due to lower compensation and benefits, restructuring payments, timing differences and generally lower volume.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  As a result of the ongoing credit crisis and the related market recession, our pension assets experienced significant deterioration in 2008.  Through the six month period ended June 28, 2009, the return for our U.S. plan was slightly positive while our U.K. plan return was near zero.  If this trend continues for the remainder of the year, absent any major changes in our other assumptions such as discount rate, this will likely increase our $1.2 billion pre-tax actuarial loss resulting in increased pension expense in 2010.  Approximately 96 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining four percent of our plan assets are invested in less liquid but market valued investments, including real estate and private equity.  We made $59 million of pension contributions in the six month period ended June 28, 2009 and we anticipate making contributions of $125 million to $135 million to our pension plans in 2009.  Expected contributions to our defined pension plans in 2009 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $53 million in 2009.

Investing Activities

Net cash used in investing activities decreased $247 million for the six month period ended June 28, 2009, versus the comparable period in 2008.  The decrease was primarily due to lower investments in the acquisition of businesses of $74 million, a $62 million decrease in capital expenditures, increased cash received from investments in marketable securities of $63 million as our portfolio moves to more liquid short term investments and decreased investments in and advances to equity investees of $42 million.  These decreases occurred as a result of management’s decision to conserve cash and maintain liquidity during the recession.

Capital expenditures for the six month period ended June 28, 2009, decreased 31 percent versus the comparable period in 2008, to $139 million.  The investments made were to support development of our new products.  We continue to invest capital in low-cost regions of the world to further leverage our opportunities for cost reduction and future growth opportunities.  In preparation for the challenging economic climate expected in 2009, we have tightened capital expenditures to preserve cash during the recession, and as a result, expect to spend approximately $300 million to $350 million in 2009 including approximately $50 million of capital expenditures related to the 2008 flood.  See Note 9, “Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for additional information regarding 2008 flood expenditures.

Financing Activities

Net cash used in financing activities increased $8 million in the first six months of 2009, versus the comparable period in 2008.  The majority of the increase in cash outflows was due to a decrease of $67 million in proceeds from borrowings, increased dividend payments on common stock of $20 million and decreased tax benefits from stock-based awards of $14 million.  These fluctuations were partially offset by a $57 million decrease in the payments on borrowings and capital lease obligations and a $45 million decrease in the repurchase of common stock.  We announced in February 2009 that we have temporarily suspended our stock repurchase program to conserve cash.  During 2009, we will continue to review the suspension and may from time to time repurchase stock.

Our total debt was $680 million as of June 28, 2009, compared with $698 million at December 31, 2008, and $657 million at June 29, 2008.  Total debt as a percent of our total capital, including total long-term debt, was 15.9 percent at June 28, 2009, compared to 16.7 percent at December 31, 2008, and 13.7 percent at June 29, 2008.

Credit Ratings

In the second quarter of 2009 Moody’s Investor Service, Inc. and Fitch reaffirmed our credit ratings.  Our current ratings and outlook from each of the credit rating agencies are shown in the table below.

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

A discussion of all other critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2008 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2009.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended June 28, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are subject to numerous lawsuits and claims arising out of the ordinary course of our business, including actions related to product liability; personal injury; the use and performance of our products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of our business; tax reporting in foreign jurisdictions; distributor termination; workplace safety; and environmental matters.  We also have been identified as a potentially responsible party at multiple waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites, as more fully described in Item 1 of our 2008 Form 10-K under “Environmental Compliance-Other Environmental Statutes and Regulations.”  We have denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings.  We carry various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us with respect to these lawsuits, claims and proceedings.  We do not believe that these lawsuits are material individually or in the aggregate. While we believe we have also established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operation, financial condition or cash flows.

In June 2008, four Cummins sites in Southern Indiana, including our Technical Center, experienced extensive damage caused by flood water from an unusually high amount of rainfall.  We have been in ongoing discussions with our insurance carriers regarding our claim.  In May 2009, our insurance carriers filed a law suit seeking a declaratory judgment that a lower policy sublimit applies to the Technical Center based upon an allegation that the site is located in a flood plain.  In addition, they allege that certain other damages and losses claimed by Cummins are not covered by insurance.  Cummins has also filed suit seeking a declaratory judgment that all losses suffered by Cummins are covered under the insurance policies, as well as a claim that the insurance companies have acted in bad faith.  We have finalized the documentation of Cummins’ $199 million claim ($116 million expense and $83 million capital), which does not include an additional claim amount related to business interruption.  We remain confident that we will recover a majority of the amounts due to us under the insurance policies.  We have incurred approximately $88 million in expense and $42 million in capital of our $199 million claim through June 28, 2009.  We recorded flood damage expenses of $9 million and $3 million for the three and six months ended June 28, 2009.  These expenses were included in “Other operating (expense) income” in the Condensed Consolidated Statements of Income.

The information in Item 1 “Other Environmental Statutes and Regulations” referred to above should be read in conjunction with this disclosure.  See also Note 13, “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in our 2008 Form 10-K. There has been no material change in this information since the filing of our 2008 Form 10-K.

ITEM 1A.  Risk Factors Relating to Our Business

Set forth below and elsewhere in this Quarterly Report on Form 10-Q are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report.  In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general United States (U.S.) and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability, major health concerns, natural disasters, commodity prices or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties.  Our separate section above, “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION,” should be considered in addition to the following statements.

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

A number of companies in the global automotive industry are facing severe financial difficulties.  In North America, General Motors Corporation (GM), Ford Motor Company and Chrysler Group, LLC (Chrysler) have experienced declining markets; furthermore, GM and Chrysler have filed and exited bankruptcy under Chapter 11 of the U.S. bankruptcy code.  Automakers across Europe and Japan are also experiencing difficulties from a weakened economy and tightening credit markets.  Automotive industry conditions have adversely affected our supply base.  Lower production levels for some of our key suppliers, increases in certain raw material, commodity and energy costs and the global credit market crisis has resulted in severe financial distress among many companies within the automotive supply base.  The continuation of financial distress within the automotive industry and the supply base and/or the bankruptcy of one or more of the automakers may lead to supplier bankruptcies, commercial disputes, supply chain interruptions, supplier requests for company sponsored capital support or a collapse of the supply chain.

We have a long-standing relationship with Chrysler for the production of diesel engines for their heavy-duty pick-up truck series.  Chrysler demand for this product decreased in the last twelve months, and accounted for two percent of our consolidated sales for the six month period ended June 28, 2009, and three percent of our consolidated sales in 2008.  On April 30, 2009, Chrysler filed for Chapter 11 under the United States Bankruptcy Code.  As part of the reorganization, Cummins was designated a critical supplier to Chrysler.  The parties were able to reach agreement on pre-petition amounts owed to Cummins without any consequence to Cummins financial statements.  The new Chrysler assumed the terms of the agreement pursuant to which Cummins will supply diesel engines for Chrysler’s heavy-duty truck series.

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

On April 30, 2009, Chrysler filed for Chapter 11 under the United States Bankruptcy Code.  As part of the reorganization, the light-duty engine agreement was not assigned to the new company.

We remain committed to the development of this product line for other existing customers.  We are also continuing to discuss the light duty diesel engine program with the new Chrysler as well as with other potential customers.  If significant modifications occur in these programs and we are unable to find alternative customers or applications for these products, we may need to impair some of our $171 million assets and/or our commitments of $41 million which could have an adverse effect on our results of operations and financial condition.

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

Our engines are subject to extensive statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, the European Union, state regulatory agencies, such as the California Air Resources Board (CARB) and other regulatory agencies around the world.  Developing engines to meet changing government regulatory requirements, with different implementation timelines and emissions requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in some markets.  In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions.  For example, we are required to develop new engines to comply with stringent emissions standards in the U.S. by January 1, 2010.  While we were able to meet previous deadlines, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve.

We have made and will be required to continue to make significant capital and research expenditures to comply with these regulatory standards.  Further, the successful development and introduction of new and enhanced products are subject to risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.  In June 2008, four Cummins sites in Southern Indiana, including our Technical Center, experienced extensive damage caused by flood water resulting from an unusually high amount of rainfall.  The Technical Center was closed for a period of time during a critical testing period for new engine development to meet 2010 emission standards.

As we stated earlier, we are involved in litigation with our insurance carriers, and it is possible that we will experience unrecoverable costs as a result of this loss of testing time.  Any failure to comply with regulatory standards affecting our products could subject us to fines or penalties and could require us to cease production of any non-compliant engine or to recall any engines produced and sold in violation of the applicable standards.  See

“Product Environmental Compliance” in “Item 1 Business” of our 2008 Form 10-K for a complete discussion of the environmental laws and regulations that affect our products.

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

The value of investments in our pension trusts have decreased during the recent market decline.  As a result we experienced a material change to our Condensed Consolidated Balance Sheet which included an increase to “Other long-term liabilities” and a corresponding decrease in “Stockholders’ equity” through “Other comprehensive income.”  If the market turmoil causes further declines in our pension plan assets, we could continue to experience increased pension expense in future years and changes to “Stockholders equity.”  We may be legally required to make contributions to our U.S pension plans in the future, and these contributions could be material.  In addition, if local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds, which would negatively affect our cash flow.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Approximately 56 percent and 54 percent of our net sales for the three and six month periods ended June 28, 2009, respectively, were attributable to customers outside the U.S.  Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries.  These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	the imposition of withholding requirements on foreign income and tax rates in certain foreign countries that exceed those in the U.S.;

•	the imposition of tariffs, exchange controls or other restrictions;

•	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

•	required compliance with a variety of foreign laws and regulations; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

As we continue to expand our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other risks.  We cannot assure that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

Our products are subject to recall for performance related issues.

We are at risk for product recall costs.  Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue.  Costs typically include the cost of the product, part or component being replaced, customer cost of the recall and labor to remove and replace the defective part or component.  When a recall decision is made, we estimate the cost of the recall and record a charge to income in that period in accordance with FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies.”  In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost.  As a result, these estimates are subject to change.

We cannot assure that our truck manufacturers and OEM customers will continue to outsource their engine supply needs.

Several of our engine customers, including PACCAR Inc., International Truck and Engine Corporation (Navistar), Volvo AB and Chrysler, are truck manufacturers or OEMs that manufacture engines for some of their own products.  Despite their engine manufacturing abilities, these customers have chosen to outsource certain types of engine production to us due to the quality of our engine products, our emissions capability, systems integration, their customers’ preferences and in order to reduce costs, eliminate production risks and maintain company focus.  However, we cannot assure that these customers will continue to outsource engine production in the future.  Increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers’ business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries.  Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could significantly impact our revenues and, accordingly, have a material adverse effect on our business, results of operations and financial condition.

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

Our net income attributable to Cummins Inc. includes significant equity income, technical fees and royalty income from unconsolidated subsidiaries.  For the three and six month periods ended June 28, 2009, we recognized $53 million and $83 million of equity earnings and $4 million and $7 million of other income from our unconsolidated subsidiaries, respectively.  The majority of our equity income comes from our North American distributors, Chongqing Cummins Engine Company, Ltd. (CCEC) and Dongfeng Cummins Engine Company, Ltd. (DCEC).  We have equity interests in several of our North American distributors who distribute the full range of our products and services to customers and end-users.  CCEC is located in Chongqing, China and manufactures several models of our heavy-duty and high-horsepower diesel engines, serving primarily the industrial and stationary power markets in China.  DCEC is a joint venture with Dongfeng Automotive Corporation, a subsidiary of Dongfeng Motor Company (Dongfeng), one of the largest medium-duty truck manufacturers in China. DCEC produces Cummins B, C and L Series four- to nine-liter mechanical engines, full-electronic diesel engines, with a power range from 100 to 370 horsepower, and natural gas engines.  Our equity investments may not always perform at the levels we have seen in recent years.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 30 – May 3, 2009	—	$—	—	375,023
May 4 – May 31, 2009	5,641	32.62	5,641	379,914
June 1 – June 28, 2009	9,438	36.02	9,438	374,480
Total	15,079	$34.75	15,079

(1)

Shares purchased represent shares under the 2007 Board of Directors authorized repurchase program (for up to $500 million of Cummins common shares) and the Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan).

(2)

These values reflect the sum of shares held in loan status of our Key Employee Stock Investment Plan. The $500 million repurchase program authorized by the Board of Directors in 2007 does not limit the number of shares that may be purchased and was excluded from this column.

In December 2007, the Board of Directors authorized us to acquire an additional $500 million worth of Cummins common stock beginning 2008.  We announced in February 2009 that we have temporarily suspended our stock repurchase program to conserve cash.  During 2009, we will continue to review the suspension and may from time to time repurchase stock.  As of June 28, 2009, we have $372 million available for purchase under this authorization.

During the three month period ended June 28, 2009, we repurchased 15,079 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  There is no maximum amount of shares that we may purchase under this plan.

During the three month period ended June 28, 2009, we issued 16,639 shares of common stock as compensation to our current and former non-employee directors, all of whom are accredited investors.  These shares were not registered under the Securities Act of 1933 (the “Securities Act”) pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act.

According to our bylaws, we are not subject to the provisions of the Indiana Control Share Act. However, we are governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of security holders on May 12, 2009.  There were 201,787,451 shares of common stock entitled to vote at the meeting and a total of 179,708,077 shares, or 89 percent, were represented at the meeting.  Security holders voted on the following proposals:

Proposal 1:  Election of nine directors for the ensuing year.

Results of the voting in connection with the election of directors were as follows:

Director	For	Against	Withheld
Robert J. Bernhard	178,104,340	1,090,963	512,774
Robert J. Darnall	170,601,324	8,491,013	615,740
Robert K. Herdman	178,175,741	1,001,227	531,109
Alexis M. Herman	169,481,758	9,614,793	611,526
N. Thomas Linebarger	173,222,072	6,238,663	247,342
William I. Miller	170,313,000	8,962,607	432,470
Georgia R. Nelson	175,840,375	3,396,955	470,747
Theodore M. Solso	171,444,772	7,955,577	307,728
Carl Ware	178,055,346	1,150,808	501,923

Proposal 2:  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the year 2009.

Results of the voting to ratify the appointment of PricewaterhouseCoopers LLP were as follows:

For	Against	Abstain	Broker Non-Votes
178,900,466	611,697	195,914	—

Proposal 3:  Proposal to amend the 2003 Stock Incentive Plan.

Results of the voting to amend the 2003 Stock Incentive Plan were as follows:

For	Against	Abstain	Broker Non-Votes
143,262,599	17,299,108	579,908	18,566,462

Proposal 4:  Proposal to reapprove incentive compensation plan performance measures.

Results of voting to reapprove incentive compensation plan performance measures were as follows:

For	Against	Abstain	Broker Non-Votes
151,199,239	9,511,501	430,875	18,566,462

Proposal 5:  Proposal to adopt International Labor Organization standards, etc.

Results of the voting to adopt International Labor Organization standards were as follows:

For	Against	Abstain	Broker Non-Votes
17,454,240	97,560,904	46,126,471	18,566,462

ITEM 6.  Exhibits

3(a) Amended Articles of Incorporation (filed herewith).

10(a) 2003 Stock Incentive Plan, as amended (filed herewith).

12 Calculation of Ratio of Earnings to Fixed Charges.

31(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS XBRL Instance Document.

101. SCH XBRL Taxonomy Extension Schema Document.

101. CAL XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB XBRL Taxonomy Extension Label Linkbase Document.

101. PRE XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cummins Inc.

Date:  July 30, 2009

By:	/s/ Patrick J. Ward	By:	/s/ Marsha L. Hunt
	PATRICK J. WARD Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)