Form 10-Q
period 2009-09-27
CUMMINS INC
filed 2009-10-30
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 27, 2009

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

As of September 27, 2009, there were 201,792,780 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company’s Reports

Cummins maintains an internet website at www.cummins.com.  Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission.

CUMMINS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
In millions (except per share amounts)	2009	2008	2009	2008
NET SALES (a)	$2,530	$3,693	$7,400	$11,054
Cost of sales	2,027	2,873	6,004	8,648
GROSS MARGIN	503	820	1,396	2,406

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	304	388	891	1,109
Research, development and engineering expenses	90	113	254	320
Equity, royalty and interest income from investees (Note 4)	57	66	147	202
Restructuring and other charges (Note 5)	22	—	95	—
Other operating income (expense), net	3	(2)	(6)	(9)
OPERATING INCOME	147	383	297	1,170

Interest income	2	4	5	14
Interest expense	9	10	26	33
Other income (expense), net	6	(7)	(10)	(20)
INCOME BEFORE INCOME TAXES	146	370	266	1,131

Income tax expense	36	123	72	372
NET INCOME	110	247	194	759

Less: net income attributable to noncontrolling interests	15	18	36	47
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$95	$229	$158	$712

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$0.48	$1.18	$0.80	$3.65
Diluted	$0.48	$1.17	$0.80	$3.62

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	197.4	194.9	197.1	195.1
Dilutive effect of stock compensation awards	0.4	1.6	0.3	1.4
Diluted	197.8	196.5	197.4	196.5

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.525	$0.425

(a)          Includes sales to nonconsolidated equity investees of $428 million and $1,279 million and $554 million and $1,636 million for the three and nine months ended September 27, 2009 and September 28, 2008, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 27,	December 31,
In millions (except par value)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$686	$426
Marketable securities	148	77
Accounts and notes receivable, net
Trade and other	1,534	1,551
Nonconsolidated equity investees	197	231
Inventories (Note 7)	1,461	1,783
Deferred income taxes	363	347
Prepaid expenses and other current assets	254	298
Total current assets	4,643	4,713
Long-term assets
Property, plant and equipment	4,736	4,539
Accumulated depreciation	(2,877)	(2,698)
Property, plant and equipment, net	1,859	1,841
Investments and advances related to equity method investees	538	588
Goodwill	363	362
Other intangible assets, net	229	223
Deferred income taxes	400	491
Other assets	323	301
Total assets	$8,355	$8,519
LIABILITIES
Current liabilities
Current portion of long-term debt and loans payable	$60	$69
Accounts payable (principally trade)	875	1,009
Current portion of accrued product warranty (Note 8)	422	434
Accrued compensation, benefits and retirement costs	335	364
Other accrued expenses	619	763
Total current liabilities	2,311	2,639
Long-term liabilities
Long-term debt	621	629
Pensions	425	574
Postretirement benefits other than pensions	455	452
Other liabilities and deferred revenue	740	745
Total liabilities	4,552	5,039
Commitments and contingencies (Note 9)	—	—
EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.1 and 221.7 shares issued	1,842	1,793
Retained earnings	3,340	3,288
Treasury stock, at cost, 20.3 and 20.4 shares	(713)	(715)
Common stock held by employee benefits trust, at cost, 3.5 and 5.1 shares	(43)	(61)
Unearned compensation	(1)	(5)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(741)	(798)
Other	(121)	(268)
Total accumulated other comprehensive loss	(862)	(1,066)
Total Cummins Inc. shareholders’ equity	3,563	3,234
Noncontrolling interests	240	246
Total equity	3,803	3,480
Total liabilities and equity	$8,355	$8,519

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 27,	September 28,
In millions	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$194	$759
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges, net of cash payments (Note 5)	21	—
Depreciation and amortization	238	233
Deferred income taxes	(11)	38
Equity in income of investees, net of dividends	56	(80)
Pension expense, net of pension contributions (Note 6)	(49)	(40)
Other post-retirement benefits expense, net of cash payments (Note 6)	(18)	(11)
Stock-based compensation expense	16	27
Excess tax deficiencies (benefits) on stock-based awards	2	(12)
Translation and hedging activities	33	15
Changes in current assets and liabilities, net of acquisitions and dispositions:
Accounts and notes receivable	89	(310)
Inventories	360	(334)
Other current assets	32	(35)
Accounts payable	(155)	198
Accrued expenses	(185)	206
Changes in long-term liabilities	103	78
Other, net	4	(7)
Net cash provided by operating activities	730	725
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(204)	(330)
Investments in internal use software	(24)	(53)
Proceeds from disposals of property, plant and equipment	8	20
Investments in and advances to equity investees	(5)	(51)
Acquisition of businesses, net of cash acquired	(2)	(142)
Proceeds from the sale of an equity investment	—	64
Investments in marketable securities—acquisitions	(234)	(264)
Investments in marketable securities—liquidations	171	281
Purchases of other investments	(54)	(54)
Cash flows from derivatives not designated as hedges	(21)	(24)
Other, net	1	1
Net cash used in investing activities	(364)	(552)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	11	91
Payments on borrowings and capital lease obligations	(60)	(111)
Net borrowings under short-term credit agreements	(4)	5
Distributions to noncontrolling interests	(16)	(14)
Dividend payments on common stock	(106)	(86)
Proceeds from sale of common stock held by employee benefit trust	54	52
Repurchases of common stock	—	(123)
Excess tax (deficiencies) benefits on stock-based awards	(2)	12
Other, net	3	3
Net cash used in financing activities	(120)	(171)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	14	(7)
Net increase (decrease) in cash and cash equivalents	260	(5)
Cash and cash equivalents at beginning of year	426	577
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$686	$572

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common		Total Cummins
		Additional		Other			Stock		Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2007	$551	$1,168	$2,660	$(286)		$(593)	$(79)	$(11)	$3,410	$292	$3,702
Comprehensive income:
Net income			712						712	47	759
Other comprehensive income (loss) (Note 13)				(96)					(96)	(26)	(122)
Total comprehensive income									616	21	637
Effect of changing pension plan measurement date			(5)	(2)					(7)	—	(7)
Issuance of shares	3								3	8	11
Employee benefits trust activity		41					11		52	—	52
Acquisition of shares						(123)			(123)	—	(123)
Purchase of equity from noncontrolling interests									—	(54)	(54)
Cash dividends on common stock			(86)						(86)	—	(86)
Distribution to noncontrolling interests									—	(14)	(14)
Stock option exercises		(1)				5			4	—	4
Other shareholder transactions		22						5	27	(4)	23
BALANCE AT SEPTEMBER 28, 2008	$554	$1,230	$3,281	$(384)		$(711)	$(68)	$(6)	$3,896	$249	$4,145

BALANCE AT DECEMBER 31, 2008	$554	$1,239	$3,288	$(1,066)		$(715)	$(61)	$(5)	$3,234	$246	$3,480
Comprehensive income:
Net income			158						158	36	194
Other comprehensive income (loss) (Note 13)				204					204	9	213
Total comprehensive income									362	45	407
Issuance of shares	1	6							7	—	7
Cash dividends on common stock			(106)						(106)	—	(106)
Employee benefits trust activity		40					18		58	—	58
Distribution to noncontrolling interests									—	(16)	(16)
Stock option exercises		(1)				2			1	—	1
Conversion to capital lease (Note 12)									—	(35)	(35)
Other shareholder transactions		3						4	7	—	7
BALANCE AT SEPTEMBER 27, 2009	$555	$1,287	$3,340	$(862	)(1)	$(713)	$(43)	$(1)	$3,563	$240	$3,803

(1)          Comprised of defined benefit postretirement plans of $(741) million, foreign currency translation adjustments of $(121) million, unrealized gain on marketable securities of $2 million and unrealized loss on derivatives of $(2) million.

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

Our reporting period ends on the Sunday closest to the last day of the quarterly calendar period.  The third quarters of 2009 and 2008 ended on September 27, and September 28, respectively.  The interim periods for both 2009 and 2008 contain 13 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and nine month periods ended September 27, 2009, and September 28, 2008, were as follows:

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Options excluded	28,717	5,950	61,585	6,885

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

NOTE 3.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In December 2007, the Financial Accounting Standards Board (FASB) amended its existing standards for noncontrolling interests in consolidated financial statements, which was effective for interim and annual fiscal periods beginning after December 15, 2008.  The new standard established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries.  The new standard defined a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The new standard required, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity, separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value.  We adopted the new standard effective January 1, 2009, and applied it retrospectively.  As a result, we reclassified noncontrolling interests of $246 million from the mezzanine section to equity in the December 31, 2008, balance sheet.  Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under the new standard.

In March 2008, the FASB amended its existing standards for disclosures about derivative instruments and hedging activities, which was effective for interim and annual fiscal periods beginning after November 15, 2008.  The new standards require enhanced disclosures about a company’s derivative and hedging activities.  We adopted the new standard effective January 1, 2009, and applied it prospectively.  The new disclosures required are included in Note 11.

In April 2009, the FASB amended its existing standards for accounting and disclosures related to certain financial instruments including: (a) providing additional rules for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased; (b) identifying circumstances that indicate a transaction is not orderly; (c) amending the other-than-temporary impairment rules for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; and (d) requiring enhanced disclosures about the fair value of financial instruments on an interim basis in addition to the annual disclosure requirements (Note 10).  The new standards were required to be adopted for interim periods ending after June 15, 2009.  The adoption of the new standards did not have a material impact on our Condensed Consolidated Financial Statements.

In June 2009, the FASB amended its existing standards for subsequent events, which was effective for interim and annual fiscal periods ending after June 15, 2009, and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new standard established the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date and the disclosures that should be made about events or transactions that occurred after the balance sheet date.  In preparing our Condensed Consolidated Financial Statements, we evaluated subsequent events through October 30, 2009, which is the date our quarterly report was filed with the Securities and Exchange Commission.

Accounting Pronouncements Issued But Not Yet Effective

In June 2009, the FASB amended its standards for accounting for transfers of financial assets, which is effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard removes the concept of a qualifying special-purpose entity from GAAP.  The new standard modifies the financial-components approach used in previous standards and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized.  The new standard also requires enhanced disclosure regarding transfers of financial interests and a transferor’s continuing involvement with transferred assets.  The new standard will require us to report any future activity under our sale of receivables program as secured borrowings as of January 1, 2010.

In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which is effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary.  The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments.  The new standard also requires enhanced disclosures regarding an entity’s involvement in a VIE.  It is possible that application of this new standard will change our assessment of whether or not we are the primary beneficiary of any VIEs with which we are involved.  We are currently evaluating the impact of this standard on our Condensed Consolidated Financial Statements.

NOTE 4.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
In millions	2009	2008	2009	2008
Distribution Entities
North American distributors	$25	$26	$74	$72
Komatsu Cummins Chile, Ltda.	3	2	9	5
All other distributors	1	2	2	3

Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd	11	16	18	50
Chongqing Cummins Engine Company, Ltd	8	9	28	23
Valvoline Cummins, Ltd.	3	1	5	2
Shanghai Fleetguard Filter Co. Ltd.	2	2	5	7
Tata Cummins Ltd.	2	—	2	7
Cummins MerCruiser Diesel Marine LLC.	(2)	(1)	(5)	5
All other manufacturers	—	4	(2)	12
Cummins share of net income	53	61	136	186
Royalty and interest income	4	5	11	16
Equity, royalty and interest income from investees	$57	$66	$147	$202

NOTE 5.  RESTRUCTURING AND OTHER CHARGES

2009 Restructuring Actions

In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the continuing deterioration in the global economy.  We reduced our global workforce by approximately 1,000 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 3,150 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations.  Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan.  Estimates of restructuring were made based on information available at the time charges were recorded.  Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.

In response to closures and downsizing noted above, we incurred $2 million of restructuring expenses for lease terminations and $5 million of restructuring expenses for asset impairments.  During 2009 we recorded a total pre-tax restructuring charge of $83 million, comprising $85 million of charges related to 2009 actions net of the $2 million favorable change in estimate related to 2008 actions, in “Restructuring and other charges” in the Condensed

Consolidated Statements of Income.  The estimated completion date for the workforce reductions and the exit activities is March 2010.  These restructuring actions included:

	September 27, 2009
In millions	Three months ended	Nine months ended
Workforce reductions	$11	$79
Exit activities	—	7
Changes in estimate	(1)	(3)
Total restructuring charges	10	83
Curtailment loss	12	12
Total restructuring and other charges	$22	$95

In addition, as a result of the restructuring actions described above, we also recorded a $12 million curtailment loss in the third quarter of 2009 in our pension and other postretirement plans.  See Note 6 for additional detail.

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in the Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
2009 Restructuring charges	$79	$7	$86
Cash payments for 2009 actions	(61)	(1)	(62)
Noncash items	—	(5)	(5)
Changes in estimates	(1)	—	(1)
Translation	1	—	1
Balance at September 27, 2009	$18	$1	$19

We do not include restructuring charges in our operating segment results.  The pretax impact of allocating restructuring charges to the segment results would have been as follows:

	September 27, 2009
In millions	Three months ended	Nine months ended
Engine	$11	$47
Power Generation	4	11
Components	8	34
Distribution	(1)	3
Total restructuring charges	$22	$95

2008 Restructuring Actions

In 2008, we executed restructuring actions in response to the continued deterioration in our U.S. businesses and most key markets around the world in the second half of 2008, as well as a reduction in orders in most U.S. and foreign markets for 2009.  In 2008, we announced reductions of our global workforce by approximately 650 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 800 hourly employees.  Total workforce reductions as of September 27, 2009, were substantially completed.

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

In millions	Severance Costs
Balance at December 31, 2008	$34
Cash payments for 2008 actions	(30)
Change in estimate	(2)
Balance at September 27, 2009	$2

NOTE 6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Cash contributions to these plans were as follows:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
In millions	2009	2008	2009	2008
Defined benefit pension and postretirement plans:
Voluntary	$55	$46	$100	$70
Mandatory	21	21	62	51
Total defined benefit plans	$76	$67	$162	$121
Defined contribution pension plans	$9	$6	$32	$24

We presently anticipate contributing $130 million to $135 million to our defined benefit pension plans in 2009 and paying approximately $53 million in claims and premiums for other postretirement benefits.  The $130 million to $135 million of contributions for the full year include voluntary contributions of $100 million to $105 million.  These contributions and payments include payments from Company funds either to increase pension assets or to make direct payments to plan participants.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

					Other
	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Three months ended
	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,
In millions	2009	2008	2009	2008	2009	2008
Service cost	$11	$12	$5	$6	$—	$—
Interest cost	28	28	15	17	7	8
Expected return on plan assets	(34)	(37)	(16)	(18)	—	—
Amortization of prior service cost (credit)	—	—	1	—	(2)	(2)
Recognized net actuarial loss	8	5	5	5	—	—
Net periodic benefit costs	13	8	10	10	5	6
Curtailment loss	6	—	—	—	6	—
Net periodic benefit cost after curtailment losses	$19	$8	$10	$10	$11	$6

					Other
	Pension				Postretirement
	U.S. Plans		Non-U.S. Plans		Benefits
	Nine months ended
	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,
In millions	2009	2008	2009	2008	2009	2008
Service cost	$34	$36	$13	$20	$—	$—
Interest cost	85	86	42	49	22	24
Expected return on plan assets	(104)	(113)	(44)	(56)	—	—
Amortization of prior service (credit) cost	(1)	—	3	2	(6)	(7)
Recognized net actuarial loss (gain)	23	15	15	15	—	(1)
Other	1	—	—	—	—	—
Net periodic benefit cost	38	24	29	30	16	16
Curtailment loss	6	—	—	—	6	—
Net periodic benefit cost after curtailment losses	$44	$24	$29	$30	$22	$16

As disclosed in Note 5, we have executed many restructuring actions over the past four quarters.  As a result, our U.S. pension and other postretirement benefit plans were remeasured and we recognized curtailment losses as prescribed under U.S. GAAP pension and other postretirement benefit standards due to the significant reduction in the expected aggregate years of future service of the employees affected by the actions.  In the third quarter of 2009, we recorded net curtailment losses of $6 million and $6 million related to the pension and other postretirement plans, respectively.  The curtailment losses include recognition of the change in the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.

The remeasurement of these pension and other postretirement benefit plans generated a decrease in the 2009 annual net periodic benefit cost for pension plans of $3 million and a zero net change in the 2009 annual net periodic benefit cost for other postretirement benefit plans.  The decrease will be recognized in the fourth quarter of 2009.  Further, the pension plans' PBO and plan assets increased from December 31, 2008 by $22 million and $181 million, respectively (net of $138 million in benefit payments and plan assets reflecting a contribution of $100 million).  The other postretirement benefit plans' APBO increased by $3 million, due to the remeasurement.

Additionally, in the third quarter of 2009, we recorded a credit of $87 million for pension plans and a charge of $11 million for other postretirement benefit plans to accumulated other comprehensive loss in accordance with the provisions of U.S. GAAP pension and other postretirement benefit standards due to the remeasurement of the curtailed plans.

NOTE 7.  INVENTORIES

Inventories included the following:

	September 27,	December 31,
In millions	2009	2008
Finished products	$833	$860
Work-in-process and raw materials	716	1,021
Inventories at FIFO cost	1,549	1,881
Excess of FIFO over LIFO	(88)	(98)
Total inventories	$1,461	$1,783

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

	Nine months ended
	September 27,	September 28,
In millions	2009	2008
Balance, beginning of period	$962	$749
Provision for warranties issued	241	319
Deferred revenue on extended warranty contracts sold	77	73
Payments	(352)	(258)
Amortization of deferred revenue on extended warranty contracts	(54)	(47)
Changes in estimates for pre-existing warranties	67	63
Foreign currency translation	12	(10)
Balance, end of period	$953	$889

The amount of deferred revenue related to extended coverage programs as of September 27, 2009, was $247 million.  As of September 27, 2009, we had $11 million of receivables related to estimated supplier recoveries of which $5 million was included in “Trade and other” receivables and $6 million was included in “Other assets” in our Condensed Consolidated Balance Sheets.

During 2008 and 2009, actual cost trends for certain midrange engine products, including product launched in 2007 and for which warranty periods can extend to five years, indicated higher per claim repair cost than the product on which the initial accrual rate was developed.  These products include more electronic parts than historical models, contributing to the higher cost per claim.  In addition, certain products introduced in 2003 and sold prior to 2007 for which the warranty period extended five years also demonstrated higher cost per claim than that of predecessor products.  We increased our liability in 2008 and 2009 as these experience trends became evident.

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

In June 2008, four Cummins sites in Southern Indiana, including our Technical Center, experienced extensive damage caused by flood water from an unusually high amount of rainfall.  We have been in ongoing discussions with our insurance carriers regarding our claim.  In May 2009, our insurance carriers filed a lawsuit seeking a declaratory judgment that a lower policy sublimit applies to the Technical Center based upon an allegation that the site is located in a flood plain.  In addition, they allege that certain other damages and losses claimed by Cummins are not covered by insurance.  Cummins has also filed suit seeking a declaratory judgment that all losses suffered by Cummins are covered under the insurance policies, as well as a claim that the insurance companies have acted in bad faith.  We have finalized the documentation of Cummins’ $199 million claim ($116 million expense and $83 million capital), which does not include an additional claim amount related to business interruption.  We remain confident that we will recover a majority of the amounts due to us under the insurance policies.  We have incurred approximately $99 million in expense and $51 million in capital of our $199 million claim through September 27, 2009.  We recorded gains on insurance recoveries related to flood damage of $8 million and $5 million for the three and nine months ended September 27, 2009, respectively.  These gains were included in “Other operating (expense) income” in the Condensed Consolidated Statements of Income.

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

In May 2009, the distributor agreement with the financial institution was refinanced and Cummins did not make any new commitments, thereby relieving Cummins of responsibility to purchase any assets from the financial institution in event of default by the distributors.

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at September 27, 2009, was $8 million.

Other Guarantees and Commitments

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations.  As of September 27, 2009, the maximum potential loss related to these other guarantees is $74 million ($72 million of which relates to the Beijing Foton agreement discussed below).

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of September 27, 2009, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $82 million, of which $68 million relates to a contract with an engine parts supplier that extends to 2013.  This arrangement enables us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.

In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $176 million (at current exchange rates).  The line will be used primarily to fund equipment purchases for a new manufacturing plant.  As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $88 million (at current exchange rates).  As of September 27, 2009, outstanding borrowings under this agreement were $144 million and our guarantee was $72 million (at current exchange rates).  We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

We had a standby commitment with Irwin Financial Corporation (Irwin) to purchase up to $25 million of its common shares in connection with a potential rights offering being planned by Irwin.  Our commitment was subject to the satisfaction of several conditions.  On September 18, 2009, Irwin Union Bank and Trust Company, Columbus, Indiana, was placed into receivership by the Indiana Department of Financial Institutions and Irwin Union Bank, F.S.B., Louisville, Kentucky, was placed into receivership by the Office of Thrift Supervision.  In light of these actions, Cummins terminated the Standby Purchase Agreement on September 21, 2009, and no further commitments to Irwin remain.

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

Joint Venture Commitments

As of September 27, 2009, we have committed to invest $8 million into existing joint ventures.  It is expected that $4 million will be funded in 2009.

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

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at September 27, 2009:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale securities	$138	$10	$—	$148
Derivative assets	—	49	—	49
Derivative liabilities	—	(13)	—	(13)
Total	$138	$46	$—	$184

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value of total debt, including current maturities, at September 27, 2009, was approximately $628 million.  The carrying value at that date was $681 million.  At December 31, 2008, the fair and carrying values of total debt, including current maturities, were $567 million and $698 million, respectively.  The carrying values of all other receivables and liabilities approximated fair values.

NOTE 11.  DERIVATIVES

We are exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates.  This risk is closely monitored and managed through the use of financial derivative instruments including foreign currency forward contracts, commodity swap contracts and interest rate swaps.  As stated in our internal policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes.  When material, we adjust the value of our derivative contracts for counter-party or our credit risk.  The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis.

Foreign Currency Exchange Rate Risk

Due to our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of September 27, 2009, we expect to reclassify an unrealized net gain of $1 million from AOCL to income over the next year.  For the nine month periods ended September 27, 2009, and September 28, 2008, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

To minimize the income volatility resulting from the remeasurement of net monetary assets and payables denominated in a currency other than the functional currency, we enter into foreign currency forward contracts, which are considered economic hedges.  The objective is to offset the gain or loss from remeasurement with the gain or loss from the fair market valuation of the forward contract.  These derivative instruments are not designated as hedges under GAAP.

The table below summarizes our outstanding foreign currency forward contracts.  The currencies in this table represent 90% of the notional amounts of contracts outstanding as of September 27, 2009.

In millions	Currency Denomination
Currency	September 27, 2009
United States Dollar (USD)	21
British Pound Sterling (GBP)	93
Euro (EUR)	8
Singapore Dollar (SGD)	26
Indian Rupee (INR)	550
Romanian Leu (RON)	40
Chinese Renminbi (CNY)	35

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  The swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of September 27, 2009, we expect to reclassify an unrealized net loss of $4 million from AOCL to income over the next year.  For the nine month period ended September 27, 2009, we discontinued hedge accounting on certain contracts where the forecasted transactions were no longer probable.  The amount reclassified to income as a result of this action was a loss of $4 million.

Our internal policy allows for managing these cash flow hedges for up to three years.  The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	September 27, 2009
Commodity	Notional Amount	Quantity
Copper	$100	14,670 metric tons	(1)
Platinum	17	19,468 troy ounces	(2)
Palladium	1	3,822 troy ounces	(2)

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

In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt, due in 2028, from a fixed rate of 7.125% to a floating rate based on a LIBOR spread.  The terms of the swap mirror those of the debt, with interest paid semi-annually.  This swap qualifies as a fair value hedge under GAAP.  The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as “Interest expense.”  These gains and losses for the three and nine month periods ended September 27, 2009, were as follows:

	September 27, 2009
	Three months ended		Nine months ended
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$6	$(6)	$(40)	$40

Cash Flow Hedging

The tables below summarize the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and nine month interim reporting periods presented below.  The tables do not include amounts related to ineffectiveness as it was not material for the periods presented.

	Three months ended September 27, 2009
In millions Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain/(Loss) Reclassified into Income (Effective Portion)
Foreign currency forward contracts	$(1)	$5	Sales
Commodity swap contracts	14	(5)	Cost of sales
Total	$13	$—

	Nine months ended September 27, 2009		-
In millions Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain/(Loss) Reclassified into Income (Effective Portion)
Foreign currency forward contracts	$8	$(3)	Sales
Commodity swap contracts	43	(22)	Cost of sales
Total	$51	$(25)

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three and nine month interim reporting periods ended September 27, 2009.

		Amount of Gain/(Loss) Recognized in
In millions		Income on Derivatives
Derivatives Not Designated as Hedging	Location of Gain/(Loss) Recognized	September 27, 2009
Instruments	in Income on Derivatives	Three months ended	Nine months ended
Foreign currency forward contracts	Cost of sales	$2	$2
Foreign currency forward contracts	Other (expense) income, net	(8)	10

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Asset Derivatives
	Fair Value
In millions	September 27, 2009	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$2	Prepaid expenses and other current assets
Commodity swap contracts	5	Prepaid expenses and other current assets
Commodity swap contracts	3	Other assets
Interest rate contract	39	Other assets
Total Derivatives Designated as Hedging Instruments	$49

Total asset derivatives	$49

	Liability Derivatives
	Fair Value
In millions	September 27, 2009	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Commodity swap contracts	$10	Other accrued expenses
Commodity swap contracts	2	Other liabilities and deferred revenue
Total Derivatives Designated as Hedging Instruments	$12

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$1	Other accrued expenses
Total Derivatives Not Designated as Hedging Instruments	$1

Total liability derivatives	$13

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

In December 2003, the grantor trust which acts as the lessor in the sale and leaseback transaction described above was consolidated as a result of the adoption of new accounting standards for variable interest entities, due primarily to the existence of the residual value guarantee.  As a result of the consolidation, the manufacturing equipment and the trust’s obligations under its non-recourse debt arrangement was included in our Condensed Consolidated Balance Sheets as property, plant and equipment and long-term debt, respectively.  The equity in the trust held by the financial institution was reported as noncontrolling interest.  The non-recourse debt arrangement is more fully discussed in Note 10, “DEBT” to our annual Consolidated Financial Statements included in our 2008 Form 10-K.  In addition, our Condensed Consolidated Statements of Income included interest expense on the lessor’s debt obligations and depreciation expense on the manufacturing equipment rather than rent expense under the lease agreement.  In April 2008, the trust made the final payment on the non-recourse debt.

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

The future lease payments required under the amended lease are as follows:

In millions	Payment
Due date	amount
2009	$1
2010	—
2011	—
2012	12
2013	10
Thereafter	18

The lease agreement includes certain default provisions requiring us to make timely rent payments, maintain, service, repair and insure the equipment and maintain minimum debt ratings for our long-term senior unsecured debt obligations.

NOTE 13.  COMPREHENSIVE INCOME

The tables below represent a reconciliation of our net income to comprehensive income for the three and nine month periods ended September 27, 2009, and September 28, 2008.

	Three months ended September 27, 2009			Three months ended September 28, 2008
	Attributable to	Attributable to Noncontrolling	Total	Attributable to	Attributable to Noncontrolling	Total
In millions	Cummins Inc.	Interests	Consolidated	Cummins Inc.	Interests	Consolidated
Net income	$95	$15	$110	$229	$18	$247
Other comprehensive income (loss), net of tax
Unrealized gain on marketable securities	—	—	—	1	1	2
Unrealized (loss) gain on derivatives	21	—	21	(25)	—	(25)
Foreign currency translation adjustments	(5)	3	(2)	(99)	(14)	(113)
Change in pensions and other postretirement defined benefit plans	53	—	53	5	—	5
Total other comprehensive income (loss)	69	3	72	(118)	(13)	(131)
Total comprehensive income	$164	$18	$182	$111	$5	$116

	Nine months ended September 27, 2009			Nine months ended September 28, 2008
	Attributable to	Attributable to Noncontrolling	Total	Attributable to	Attributable to Noncontrolling	Total
In millions	Cummins Inc.	Interests	Consolidated	Cummins Inc.	Interests	Consolidated
Net income	$158	$36	$194	$712	$47	$759
Other comprehensive income (loss), net of tax
Unrealized loss on marketable securities	—	—	—	(1)	(1)	(2)
Unrealized gain (loss) on derivatives	65	—	65	(7)	—	(7)
Foreign currency translation adjustments	82	9	91	(105)	(25)	(130)
Change in pensions and other postretirement defined benefit plans	57	—	57	17	—	17
Total other comprehensive income (loss)	204	9	213	(96)	(26)	(122)
Total comprehensive income	$362	$45	$407	$616	$21	$637

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

A summary of operating results by segment for the three and nine month periods is shown below:

In millions	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
Three months ended September 27, 2009
External sales	$1,270	$444	$395	$421	$—	$2,530
Intersegment sales	169	105	196	1	(471)	—
Total sales	1,439	549	591	422	(471)	2,530
Depreciation and amortization(2)	49	13	18	5	—	85
Research, development and engineering expense	59	9	22	—	—	90
Equity, royalty and interest income from investees	16	5	4	32	—	57
Restructuring and other charges	—	—	—	—	22	22
Interest income	1	—	1	—	—	2
Segment EBIT	61	23	31	55	(15)	155

Three months ended September 28, 2008
External sales	$1,927	$653	$535	$578	$—	$3,693
Intersegment sales	352	235	266	3	(856)	—
Total sales	2,279	888	801	581	(856)	3,693
Depreciation and amortization(2)	43	9	16	6	—	74
Research, development and engineering expense	75	11	27	—	—	113
Equity, royalty and interest income from investees	26	6	3	31	—	66
Interest income	2	1	1	—	—	4
Segment EBIT	160	108	61	61	(10)	380

Nine months ended September 27, 2009
External sales	$3,608	$1,402	$1,096	$1,294	$—	$7,400
Intersegment sales	629	414	527	4	(1,574)	—
Total sales	4,237	1,816	1,623	1,298	(1,574)	7,400
Depreciation and amortization(2)	135	35	53	14	—	237
Research, development and engineering expense	168	25	61	—	—	254
Equity, royalty and interest income from investees	30	16	9	92	—	147
Restructuring and other charges	—	—	—	—	95	95
Interest income	2	1	1	1	—	5
Segment EBIT	41	133	22	168	(72)	292

Nine months ended September 28, 2008
External sales	$5,842	$1,926	$1,686	$1,600	$—	$11,054
Intersegment sales	1,032	687	790	7	(2,516)	—
Total sales	6,874	2,613	2,476	1,607	(2,516)	11,054
Depreciation and amortization(2)	133	31	49	17	—	230
Research, development and engineering expense	215	31	74	—	—	320
Equity, royalty and interest income from investees	91	17	10	84	—	202
Interest income	7	3	3	1	—	14
Segment EBIT	575	301	175	178	(65)	1,164

(1)          Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  For the three and nine months ended September 27, 2009, unallocated corporate expenses include $22 million and $95 million of restructuring and other charges and an $8 million and $5 million gain related to flood damage expenses, respectively.  For the three and nine months ended September 28, 2008, unallocated corporate expenses included losses of zero and $6 million related to flood damages.

(2)          Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “Interest expense.”

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
	September 27,	September 28,	September 27,	September 28,
In millions	2009	2008	2009	2008
Segment EBIT	$155	$380	$292	$1,164
Less:
Interest expense	9	10	26	33
Income before income taxes	$146	$370	$266	$1,131

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

•      Restructuring and Other Charges

•      Outlook

•      Operating Segment Results

•      Liquidity and Capital Resources

•      Off Balance Sheet Financing

•      Application of Critical Accounting Estimates

•      Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a leading global power provider that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and exhaust aftertreatment, turbochargers, fuel systems, controls and air handling systems.  We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide.  We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., International Truck and Engine Corporation (Navistar International Corporation), Chrysler Group, LLC (Chrysler), Volvo AB, Daimler Trucks North America, Ford Motor Company, Case New Holland, Komatsu, and Volkswagen.  We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

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

However, as was the case in the first half of 2009, the widespread nature of the current global economic downturn continues to create immediate challenges for most of our businesses and the markets in which they operate.  Demand in most of our markets around the world appears to have reached bottom and we are seeing signs that markets are stabilizing at these levels.  We are also seeing improvement in emerging markets including China, India and Brazil.  In North America, we are seeing improvement in demand in the second half of the year relating to higher engine sales prior to the 2010 emissions standards change.  This increase in demand is consistent with prior emissions standard implementations.  We expect demand to remain weak in most of our other markets throughout the remainder of 2009.  We took actions to align our businesses with reduced customer demand in the first nine months of 2009.  These actions included global workforce reductions and closing certain manufacturing operations.  Costs associated with these restructuring actions, in conjunction with the significantly reduced demand, negatively impacted our operating results for the three and nine months ended September 27, 2009.  Should our performance for the remainder of the year differ adversely from our projections, we could be required to take additional actions as local conditions require.

While we expect global demand for our products to be weak for the remainder of the year (excluding the North American on-highway markets), certain emerging markets are expected to improve in the fourth quarter of the year.  The actions that were initiated in the fourth quarter of 2008 and the first nine months of 2009 have and will continue to enable us to navigate through the downturn and position us to respond to market conditions when and where they improve.  Our short term priorities remain:

•      to align costs and capacity with the real demand for our products, so that we maintain a solid profit through the downturn;

•      to manage the business in such a way that generates positive cash flow; and

•      to continue to invest in critical technologies and products for 2010 and beyond.

Net income attributable to Cummins was $95 million, or $0.48 per diluted share, on sales of $2.5 billion for the three month interim reporting period ended September 27, 2009, versus the comparable prior year period with net income attributable to Cummins of $229 million, or $1.17 per diluted share, on sales of $3.7 billion.  The decrease in income was driven by a 31 percent decrease in net sales and a 39 percent decrease in gross margin primarily due to significantly lower demand and volumes across most of our businesses.  Restructuring and other charges in the third quarter of 2009 were $22 million ($15 million after-tax, or $0.08 per diluted share).

Net income attributable to Cummins was $158 million, or $0.80 per diluted share, on sales of $7.4 billion for the nine month interim reporting period ended September 27, 2009, versus the comparable prior year period with net income attributable to Cummins of $712 million, or $3.62 per diluted share, on sales of $11.1 billion.  The decrease in income was driven by a 33 percent decrease in net sales and a 42 percent decrease in gross margin, as we were impacted by lower demand across most of our businesses.  Focused cost reduction efforts helped mitigate the impact of lower volumes.  Restructuring and other charges in the first three quarters of 2009 were $95 million ($63 million after-tax, or $0.32 per diluted share).  For a detailed discussion of restructuring see Note 5, “RESTRUCTURING AND OTHER CHARGES” in the Notes to the Condensed Consolidated Financial Statements.

We continued to strengthen our balance sheet in a challenging environment.  Cash, cash equivalents and marketable securities increased $331 million from year end as we reduced inventories by 18 percent in the same period.  We also reduced total debt by $17 million compared to December 31, 2008.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions (except per share amounts)	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Net sales	$2,530	$3,693	$(1,163)	(31)%	$7,400	$11,054	$(3,654)	(33)%
Cost of sales	2,027	2,873	846	29%	6,004	8,648	2,644	31%
Gross margin	503	820	(317)	(39)%	1,396	2,406	(1,010)	(42)%
Operating expenses and income
Selling, general and administrative expenses	304	388	84	22%	891	1,109	218	20%
Research, development and engineering expenses	90	113	23	20%	254	320	66	21%
Equity, royalty and interest income from investees	57	66	(9)	(14)%	147	202	(55)	(27)%
Restructuring and other charges	22	—	(22)	NM	95	—	(95)	NM
Other operating income (expense), net	3	(2)	5	NM	(6)	(9)	3	33%
Operating income	147	383	(236)	(62)%	297	1,170	(873)	(75)%
Interest income	2	4	(2)	(50)%	5	14	(9)	(64)%
Interest expense	9	10	1	10%	26	33	7	21%
Other income (expense), net	6	(7)	13	NM	(10)	(20)	10	50%
Income before income taxes	146	370	(224)	(61)%	266	1,131	(865)	(76)%
Income tax expense	36	123	87	71%	72	372	300	81%
Net income	110	247	(137)	(55)%	194	759	(565)	(74)%
Less: net income attributable to noncontrolling interests	15	18	3	17%	36	47	11	23%
Net income attributable to Cummins Inc.	$95	$229	$(134)	(59)%	$158	$712	$(554)	(78)%
Diluted earnings per common share attributable to Cummins Inc.	$0.48	$1.17	$(0.69)	(59)%	$0.80	$3.62	$(2.82)	(78)%

Net Sales

Net sales for the three and nine month periods ended September 27, 2009, decreased in all segments versus the comparable periods in 2008, primarily due to decreased demand due to the global economic downturn.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets based on location of customers for the three and nine month periods ended September 27, 2009, were 54 percent of total net sales for both periods, compared with 61 percent and 60 percent of total net sales for the comparable periods in 2008.

A summary of net sales (dollar amount and percentage of total) by geographic territory follows:

	Three months ended				Nine months ended
In millions	September 27, 2009		September 28, 2008		September 27, 2009		September 28, 2008
United States	$1,161	46%	$1,447	39%	$3,414	46%	$4,471	40%
Asia/Australia	563	22%	799	22%	1,579	21%	2,339	21%
Europe/CIS(1)	323	13%	622	17%	1,071	15%	2,013	18%
Mexico/Latin America	261	10%	411	11%	645	9%	1,166	11%
Africa/Middle East	155	6%	242	6%	458	6%	633	6%
Canada	67	3%	172	5%	233	3%	432	4%
Total international	1,369	54%	2,246	61%	3,986	54%	6,583	60%
Total consolidated net sales	$2,530	100%	$3,693	100%	$7,400	100%	$11,054	100%

(1) The Commonwealth of Independent States (CIS) refers to a regional organization of former Soviet Republics.

Gross Margin

Significant drivers of the change in gross margins for the three and nine month periods ended September 27, 2009, versus the comparable periods ended September 28, 2008, were as follows:

	Increase (Decrease)
	2009 vs. 2008
In millions	Three months ended	Nine months ended
Volume/Mix	$(417)	$(1,151)
Currency	(9)	(26)
Warranty expense	(3)	(39)
Price	56	197
Production costs	38	68
Material costs	19	(59)
Other	(1)	—
Total	$(317)	$(1,010)

Gross margin decreased by $317 million and $1,010 million for the three and nine month periods ended September 27, 2009, versus the comparable periods in 2008, and decreased as a percentage of sales by 2.3 percentage points and 2.9 percentage points, respectively.  For the three and nine months ended September 27, 2009, versus the comparable period in 2008, the decrease was led by lower volumes which were partially offset by improved pricing and decreased production costs.  The decreases in volumes were due to lower sales resulting from the global economic downturn.  The increased materials costs for the nine months ended were largely due to losses on hedged commodities which were partially offset by decreasing commodity costs.  The provision for warranties issued as a percent of sales was 3.3 percent for both periods in 2009 compared to 2.7 percent and 2.9 percent in 2008 for the three and nine month periods, respectively.

A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to decreases of $46 million and $98 million in compensation and related expenses and decreases of $20 million and $71 million in discretionary spending, in order to conserve cash, respectively.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Variable compensation was reduced due to lower sales and income compared to the prior year period.  Selling, general and administrative expenses also decreased due to cost savings from restructuring actions.  Overall, selling, general and administrative expenses as a percentage of sales increased to 12.0 percent for both periods in 2009 compared to 10.5 percent and 10.0 percent in 2008 for the three and nine month periods ended, respectively.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to a decrease in the number of engineering projects to conserve cash while focusing on the development of critical technologies and new products, decreased compensation and related expenses due to implemented severance programs and increased reimbursements for engineering projects.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Overall, research, development and engineering expenses as a percentage of sales increased to 3.6 percent and 3.4 percent in 2009 from 3.1 percent and 2.9 percent in 2008 for the three and nine month periods ended, respectively.  Research activities continue to focus on development of new products to meet future environmental standards around the world and improvements to fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to the following:

	Increase/(Decrease)
	September 27, 2009 vs. September 28, 2008
In millions	Three months ended	Nine months ended
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$(5)	$(32)
Cummins MerCruiser Diesel LLC (MerCruiser)	(1)	(10)
Chongqing Cummins Engine Company, Ltd. (CCEC)	(1)	5
Tata Cummins Ltd. (TCL)	2	(5)

These decreases for both periods were primarily due to lower demand as a result of the global economic conditions.  For the nine months ended September 27, 2009, the effects of the global economic downturn were partially offset by the increase in income from CCEC due to a one-time tax benefit recorded in the second quarter of 2009.

Other Operating Income (Expense), net

	Three months ended		Nine months ended
In millions	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Other operating income (expense):
Flood gain (loss)	$8 (1)	$—	$5 (1)	$(6)
Royalty income	2	2	6	9
Amortization of intangible assets	(1)	(4)	(5)	(9)
Gain (loss) on sale of fixed assets	(2)	2	(1)	5
Royalty expense	(2)	(2)	(7)	(6)
Other income (expense), net	(2)	—	(4)	(2)
Total other income (expense), net	$3	$(2)	$(6)	$(9)

(1)   The flood gain represents flood insurance proceeds received during the third quarter of 2009 which offset flood related expenses recognized in 2008 and 2009.

Interest Income

Interest income for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to lower interest rates in 2009 compared to 2008.

Interest Expense

Interest expense for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to declining short-term interest rates and lower debt.

Other Income (Expense), Net

	Three months ended		Nine months ended
In millions	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Other income (expense):
Foreign currency gains (losses), net	$(1)	$(10)	$(18)	$(23)
Dividend income	1	2	3	4
Bank charges	(3)	(4)	(10)	(9)
Other, net	9	5	15	8
Total other income (expense), net	$6	$(7)	$(10)	$(20)

Income Tax Expense

Our effective tax rate for the year is expected to approximate 27 percent, absent any additional discrete period activity.  Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rates for the three and nine month periods ended September 27, 2009, were 25 percent and 27 percent, respectively.  Our effective tax rate for both comparable prior year periods was 33 percent.  The lower effective tax rates for both periods in 2009 compared to 2008 are primarily due to research tax credits, which were not included in the 2008 effective tax rates until the U.S. research credit was retroactively reinstated in the fourth quarter of 2008.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to lower income at Cummins India Ltd., a publicly traded company at various exchanges in India, reflecting the decline in demand as a result of the global economic downturn.

Net income and diluted earnings per share attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to significantly lower volumes, restructuring charges and lower equity income.  These decreases were partially offset by lower income tax expense, decreased selling, general and administrative expenses, and lower research, development and engineering expenses.

RESTRUCTURING AND OTHER CHARGES

2009 Restructuring Actions

In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the continuing deterioration in the global economy.  We reduced our global workforce by approximately 1,000 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 3,150 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations.  Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan.  Estimates of restructuring were made based on information available at the time charges were recorded.  Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.

In response to closures and downsizing noted above, we incurred $2 million of restructuring expenses for lease terminations and $5 million of restructuring expenses for asset impairments.  During 2009 we recorded a total pre-tax restructuring charge of $83 million, comprising $85 million of charges related to 2009 actions net of the $2 million favorable change in estimate related to 2008 actions, in “Restructuring and other charges” in the Condensed Consolidated Statements of Income.  The estimated completion date for the workforce reductions and the exit activities is March 2010.  These restructuring actions included:

	September 27, 2009
In millions	Three months ended	Nine months ended
Workforce reductions	$11	$79
Exit activities	—	7
Changes in estimate	(1)	(3)
Total restructuring charges	10	83
Curtailment loss	12	12
Total restructuring and other charges	$22	$95

In addition, as a result of the restructuring actions described above, we also recorded a $12 million curtailment loss in the third quarter of 2009 in our pension and other postretirement plans.  See Note 6 for additional detail.

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in the Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
2009 Restructuring charges	$79	$7	$86
Cash payments for 2009 actions	(61)	(1)	(62)
Noncash items	—	(5)	(5)
Changes in estimates	(1)	—	(1)
Translation	1	—	1
Balance at September 27, 2009	$18	$1	$19

We do not include restructuring charges in our operating segment results.  The pretax impact of allocating restructuring charges to the segment results would have been as follows:

	September 27, 2009
In millions	Three months ended	Nine months ended
Engine	$11	$47
Power Generation	4	11
Components	8	34
Distribution	(1)	3
Total restructuring charges	$22	$95

If the restructuring actions are successfully implemented, we expect the annualized savings from the professional actions to be approximately $50 million.  Our charge related to the professional actions was approximately $30million.  Approximately 40 percent of the savings from the restructuring actions will be realized in cost of sales, 45 percent in selling, general and administrative expenses, and 15 percent in research, development and engineering expenses.  We expect all of the pretax charge, except for asset impairment and curtailment amounts, to be paid in cash which will be funded with cash generated from operations.

2008 Restructuring Actions

In 2008 we executed restructuring actions in response to the continued deterioration in our U.S. businesses and most key markets around the world in the second half of 2008, as well as a reduction in orders in most U.S. and foreign markets for 2009.  In 2008 we announced reductions of our global workforce by approximately 650 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 800 hourly employees.  Total workforce reductions as of September 27, 2009, were substantially completed.

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

In millions	Severance Costs
Balance at December 31, 2008	$34
Cash payments for 2008 actions	(30)
Change in estimate	(2)
Balance at September 27, 2009	$2

There were no material changes to the estimated savings, or periods under which we expect to recognize the savings, for the 2008 actions.

OUTLOOK

Near-Term:

Many of the markets we serve have slowed significantly as a result of the credit crisis and the current global economic environment, thus we expect full year 2009 sales will be down significantly from 2008 levels.  Demand in most of our markets around the world appears to have reached bottom and we are seeing signs that markets are stabilizing at these levels.  We are also seeing improvement in emerging markets including China, India and Brazil.  Consistent with prior emissions standards implementation, the North American on-highway markets are experiencing increased demand prior to the implementation of the Environmental Protection Agency’s 2010 emissions standards.  Based on our prior experience we also expect engine sales to on-highway OEM customers to be weaker than current levels in the first half of 2010.  In most of our other markets we expect demand to remain stable with current levels through the remainder of 2009 and into early 2010.

Our operating results in the fourth quarter of 2009 will depend on how the current global economic recession impacts the markets we serve.  In response to anticipated market conditions we initiated voluntary and involuntary separation actions in December of 2008 and the first nine months of 2009.  We also initiated certain exit activities during the first nine months of 2009.  We expect to continue to focus on cost reductions and scaling production to meet current demand.  If uncertainties in the credit and capital markets continue, the overall impact on our customers as well as end user demand for our products could have a significant adverse impact on our near-term results.  Although demand appears to have reached bottom, in light of current economic conditions, if demand declines further, it is reasonably possible that we may be required to take additional restructuring actions and incur additional costs as we decrease production.  These costs could have a material impact on our results of operations and financial position.  At this time we cannot estimate these potential charges.

Long-Term:

While there is uncertainty in the near-term market as a result of the current economic conditions, we are confident that opportunities for long-term growth and profitability will continue in the future.

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

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
External sales	$1,270	$1,927	$(657)	(34)%	$3,608	$5,842	$(2,234)	(38)%
Intersegment sales	169	352	(183)	(52)%	629	1,032	(403)	(39)%
Total sales	1,439	2,279	(840)	(37)%	4,237	6,874	(2,637)	(38)%
Depreciation and amortization	49	43	(6)	(14)%	135	133	(2)	(2)%
Research, development and engineering expenses	59	75	16	21%	168	215	47	22%
Equity, royalty and interest income from investees	16	26	(10)	(38)%	30	91	(61)	(67)%
Interest income	1	2	(1)	(50)%	2	7	(5)	(71)%
Segment EBIT	61	160	(99)	(62)%	41	575	(534)	(93)%

Segment EBIT as a percentage of total sales	4.2%	7.0%	(2.8) percentage points		1.0%	8.4%	(7.4) percentage points

A summary and discussion of Engine segment net sales by market follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Heavy-duty truck	$493	$630	$(137)	(22)%	$1,282	$1,838	$(556)	(30)%
Medium-duty truck and bus	294	406	(112)	(28)%	763	1,225	(462)	(38)%
Light-duty automotive and RV	120	170	(50)	(29)%	370	650	(280)	(43)%
Total on-highway	907	1,206	(299)	(25)%	2,415	3,713	(1,298)	(35)%
Industrial	407	788	(381)	(48)%	1,314	2,325	(1,011)	(43)%
Stationary power	125	285	(160)	(56)%	508	836	(328)	(39)%
Total sales	$1,439	$2,279	$(840)	(37)%	$4,237	$6,874	$(2,637)	(38)%

A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Midrange	58,800	102,400	(43,600)	(43)%	168,600	331,400	(162,800)	(49)%
Heavy-duty	20,600	29,400	(8,800)	(30)%	53,600	85,800	(32,200)	(38)%
High-horsepower	2,600	5,300	(2,700)	(51)%	9,700	15,400	(5,700)	(37)%
Total unit shipments	82,000	137,100	(55,100)	(40)%	231,900	432,600	(200,700)	(46)%

Sales

Engine segment sales for the three month period ended September 27, 2009, experienced significant deterioration across all major markets, versus the comparable period in 2008, as a result of the global economic downturn.  The following are the primary drivers by market.

•      Industrial market sales decreased due to deterioration in units sold in the construction, marine and mining markets by 64 percent, 54 percent and 69 percent, respectively.

•      Stationary power market sales declined due to decreased sales to the Power Generation segment as they utilized existing inventory to meet customer demand.

•      Heavy-duty truck sales declined sharply as North American (includes the U.S and Canada and excludes Mexico) unit sales declined 21 percent and international units sold were down 43 percent.  The decrease in heavy-duty sales was due to global truck fleets continuing to experience financial challenges due to a lack of freight and limited access to credit.

•      Medium-duty truck sales decreased significantly due to a 34 percent decline in global truck units sold as a result of the global economic downturn.

Engine segment sales for the nine month period ended September 27, 2009, experienced significant deterioration across all major markets, versus the comparable period in 2008, as a result of the global economic downturn.  The following are the primary drivers by market.

•      Industrial market sales decreased due to deterioration in units sold in the construction, marine and mining markets by 70 percent, 50 percent and 51 percent, respectively.

•      Heavy-duty truck sales declined sharply as North American unit sales declined 24 percent and international units sold were down 74 percent.  The decrease in heavy-duty sales was due to global truck fleets continuing to experience financial challenges due to a lack of freight and limited access to credit.  In addition, we experienced a decline in Mexican heavy-duty sales due to an increase in heavy-duty truck sales in the first six months of 2008 resulting from the increased activity ahead of Mexico’s July 1, 2008, new emissions requirements, appreciation of the U.S. dollar and an influx of used trucks into the market from the U.S. and Canada permitted under a new law.

•      Medium-duty truck sales decreased significantly due to a 41 percent decline in global truck units sold as a result of the global economic downturn.

•      Stationary power market sales declined due to decreased sales to the Power Generation segment as they utilized existing inventory to meet customer demand.

Total on-highway-related sales for the three and nine month periods ended September 27, 2009, were 63 percent and 57 percent of total engine segment sales, compared to 53 percent and 54 percent for the comparable periods in 2008, respectively.

Segment EBIT

Engine segment EBIT for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to lower gross margin and equity, royalty and interest income from investees which were partially offset by decreased selling, general and administrative expenses and decreased research, development and engineering expenses.  Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 27, 2009 vs. September 28, 2008			September 27, 2009 vs. September 28, 2008
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(143)	(37)%	(0.1)%	$(588)	(50)%	(3.1)%
Equity, royalty and interest (loss) income from investees	(10)	(38)%	—%	(61)	(67)%	(0.6)%
Research, development and engineering	16	21%	(0.8)%	47	22%	(0.9)%
Selling, general and administrative	33	19%	(2.0)%	76	16%	(2.5)%

The decrease in gross margin for the three month period ended September 27, 2009, was primarily due to lower engine volumes in all markets as a result of the global economic downturn, which was partially offset by price improvements and decreased material costs.  Equity, royalty and interest income from investees decreased due to significantly lower demand at DCEC, ZAO Cummins Kama and Komatsu-Cummins Engine Company (KCEC).  The decrease in selling, general and administrative expense and research, development and engineering expenses was primarily due to lower discretionary spending, decreased variable compensation and implementation of severance programs.

The decrease in gross margin for the nine month period ended September 27, 2009, was primarily due to lower engine volumes in all markets as a result of the global economic downturn, which was partially offset by price improvements.  Equity, royalty and interest income from investees decreased due to significantly lower demand at DCEC, KCEC and Cummins MerCruiser Diesel Marine LLC.  The decrease in selling, general and administrative expenses and research, development and engineering expenses was primarily due to lower discretionary spending, decreased variable compensation and higher recovery of engineering expenses.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
External sales	$444	$653	$(209)	(32)%	$1,402	$1,926	$(524)	(27)%
Intersegment sales	105	235	(130)	(55)%	414	687	(273)	(40)%
Total sales	549	888	(339)	(38)%	1,816	2,613	(797)	(31)%
Depreciation and amortization	13	9	(4)	(44)%	35	31	(4)	(13)%
Research, development and engineering expenses	9	11	2	18%	25	31	6	19%
Equity, royalty and interest income from investees	5	6	(1)	(17)%	16	17	(1)	(6)%
Interest income	—	1	(1)	(100)%	1	3	(2)	(67)%
Segment EBIT	23	108	(85)	(79)%	133	301	(168)	(56)%

Segment EBIT as a percentage of total sales	4.2%	12.2%	(8.0) percentage points		7.3%	11.5%	(4.2) percentage points

In 2009, the Power Generation segment reorganized its reporting structure to include the following businesses: Commercial Products, Alternators, Commercial Projects, Power Electronics and Consumer.  Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Commercial Products	$316	$559	$(243)	(43)%	$1,098	$1,558	$(460)	(30)%
Alternator	124	174	(50)	(29)%	394	508	(114)	(22)%
Commercial Projects	39	63	(24)	(38)%	127	260	(133)	(51)%
Consumer	37	57	(20)	(35)%	100	194	(94)	(48)%
Power Electronics	33	35	(2)	(6)%	97	93	4	4%
Total sales	$549	$888	$(339)	(38)%	$1,816	$2,613	$(797)	(31)%

A summary of unit shipments used in power generation equipment by engine classification follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Midrange	6,300	8,900	(2,600)	(29)%	16,000	25,100	(9,100)	(36)%
Heavy-duty	1,200	2,300	(1,100)	(48)%	3,400	6,300	(2,900)	(46)%
High-horsepower	1,500	2,800	(1,300)	(46)%	5,700	8,600	(2,900)	(34)%
Total unit shipments	9,000	14,000	(5,000)	(36)%	25,100	40,000	(14,900)	(37)%

Sales

Power Generation segment sales for the three month period ended September 27, 2009, decreased in most businesses, versus the comparable period in 2008, as the result of the global economic downturn.  The following are the primary drivers by business.

•                  Commercial Products business sales decreased due to lower demand across most regions, especially in the Middle East, the U.K., North America, Latin America, India, South Pacific and Russia.

•                  Alternator business sales decreased due to lower demand in the commercial power markets noted above.

•                  Commercial Projects business sales decreased due to lower demand in most regions, especially in the Middle East and the U.K.

•                  Consumer business sales decreased primarily due to lower demand in the portables, marine and commercial mobile markets in North America.

Power Generation segment sales for the nine month period ended September 27, 2009, decreased in most businesses, versus the comparable period in 2008, as the result of the global economic downturn.  The following are the primary drivers by business.

•                  Commercial Products business sales decreased due to lower demand across most regions, especially in the U.K., India, Latin America, North America, and the Middle East.

•                  Commercial Projects business sales decreased due to lower demand in most regions, especially in North America, Western Europe and the South Pacific.

•                  Alternator business sales decreased due to lower demand in the commercial power markets noted above.

•                  Consumer business sales decreased primarily due to lower demand in the recreational vehicle and marine markets in North America.

Segment EBIT

Power Generation segment EBIT for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to decreased gross margin partially offset by lower selling, general and administrative expenses.  Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three month period			Nine month period
	September 27, 2009 vs. September 28, 2008			September 27, 2009 vs. September 28, 2008
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(97)	(55)%	(5.3)%	$(209)	(41)%	(3.0)%
Selling, general and administrative	17	25%	(1.6)%	52	25%	(0.6)%
Research, development and engineering	2	18%	(0.4)%	6	19%	(0.2)%

The decrease in gross margin for the three month period ended September 27, 2009, was primarily due to lower volumes, unfavorable sales mix and increased material and commodity costs, which was partially offset by improved pricing and favorable foreign currency translation.  The decrease in selling, general and administrative expenses was primarily due to decreased discretionary spending, lower variable compensation costs, implementation of severance programs and favorable foreign currency translation.

The decrease in gross margin for the nine month period ended September 27, 2009, was primarily due to lower volumes, unfavorable sales mix, increased material and commodity costs, which was partially offset by improved pricing and favorable foreign currency translation.  The decrease in selling, general and administrative expenses was primarily due to favorable foreign currency translation, decreased discretionary spending, lower variable compensation costs and implementation of severance programs.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
External sales	$395	$535	$(140)	(26)%	$1,096	$1,686	$(590)	(35)%
Intersegment sales	196	266	(70)	(26)%	527	790	(263)	(33)%
Total sales	591	801	(210)	(26)%	1,623	2,476	(853)	(34)%
Depreciation and amortization	18	16	(2)	(13)%	53	49	(4)	(8)%
Research, development and engineering expenses	22	27	5	19%	61	74	13	18%
Equity, royalty and interest income from investees	4	3	1	33%	9	10	(1)	(10)%
Interest income	1	1	—	—%	1	3	(2)	(67)%
Segment EBIT	31	61	(30)	(49)%	22	175	(153)	(87)%

Segment EBIT as a percentage of total sales	5.2%	7.6%	(2.4) percentage points		1.4%	7.1%	(5.7) percentage points

Our Components segment includes the following businesses: Filtration, Turbochargers, Emission Solutions and Fuel Systems.  Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
Filtration(1)	$210	$304	$(94)	(31)%	$609	$921	$(312)	(34)%
Turbochargers	173	246	(73)	(30)%	463	786	(323)	(41)%
Emission Solutions(1)	131	141	(10)	(7)%	347	423	(76)	(18)%
Fuel Systems	77	110	(33)	(30)%	204	346	(142)	(41)%
Total sales	$591	$801	$(210)	(26)%	$1,623	$2,476	$(853)	(34)%

(1)        Beginning January 1, 2009, we reorganized the reporting structure of two businesses and moved a portion of our Filtration business into the Emission Solutions business.  For the three and nine month periods ended September 27, 2009, the sales for the portion of the business included in Emission Solutions were $24 million and $71 million, respectively.  Sales for the portion of the business included in Filtration for the three and nine month periods ended September 28, 2008, were $32 million and $106 million, respectively.  The 2008 balances were not reclassified.

Sales

Components segment sales for the three month period ended September 27, 2009, decreased significantly in most businesses versus the comparable period in 2008 as the result of the global economic downturn.  The following are the primary drivers by business.

•                  Filtration business sales decreased significantly due to falling global aftermarket and OEM demand and the transfer of a portion of the business to emissions solutions in 2009.

•                  Turbocharger business sales decreased significantly due to falling OEM demand in Europe and North America.

•                  Fuel systems business sales decreased primarily due to falling OEM demand in North America and Europe.

•                  Emissions solutions business sales decreased due to falling OEM demand across Europe.  These decreases were partially offset by the transfer of a portion of the filtration business into emissions solutions in 2009.

Components segment sales for the nine month period ended September 27, 2009, decreased significantly in most businesses versus the comparable periods in 2008 as the result of the global economic downturn.  The following are the primary drivers by business.

•                  Turbocharger business sales decreased significantly due to falling OEM demand in Europe and North America.

•                  Filtration business sales decreased significantly due to falling global aftermarket and OEM demand and the transfer of a portion of the business to emissions solutions in 2009.

•                  Fuel systems business sales decreased primarily due to falling OEM demand in North America and Europe.

•                  Emissions solutions business sales decreased due to falling OEM demand across Europe and North America.  These decreases were partially offset by the transfer of a portion of the filtration business into emissions solutions in 2009.

Segment EBIT

Components segment EBIT for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to a lower gross margin which was partially offset by decreased selling, general and administrative and research, development and engineering expenses.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 27, 2009 vs. September 28, 2008			September 27, 2009 vs. September 28, 2008
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(49)	(34)%	(1.9)%	$(216)	(51)%	(4.4)%
Selling, general and administrative	15	24%	(0.3)%	42	24%	(1.2)%
Research, development and engineering	5	19%	(0.3)%	13	18%	(0.8)%
Equity, royalty and interest income from investees	1	33%	0.3%	(1)	(10)%	0.2%

The decrease in gross margin for the three month period ended September 27, 2009, was due to lower volumes for most markets which were partially offset by improvements in commodity costs.  The decrease in selling, general and administrative expenses was primarily due to lower compensation expense, decreased discretionary spending and implementation of severance programs.

The decrease in gross margin for the nine month period ended September 27, 2009, was due to lower volumes for most markets which were partially offset by implementation of severance programs.  The decrease in selling, general and administrative expenses was primarily due to lower variable compensation expense, decreased discretionary spending and implementation of severance programs.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 27,	September 28,	(Unfavorable)		September 27,	September 28,	(Unfavorable)
In millions	2009	2008	Amount	Percent	2009	2008	Amount	Percent
External sales	$421	$578	$(157)	(27)%	$1,294	$1,600	$(306)	(19)%
Intersegment sales	1	3	(2)	(67)%	4	7	(3)	(43)%
Total sales	422	581	(159)	(27)%	1,298	1,607	(309)	(19)%
Depreciation and amortization	5	6	1	17%	14	17	3	18%
Equity, royalty and interest income from investees	32	31	1	3%	92	84	8	10%
Interest income	—	—	—	—%	1	1	—	—%
Segment EBIT	55	61	(6)	(10)%	168	178	(10)	(6)%

Segment EBIT as a percentage of total sales	13.0%	10.5%	2.5 percentage points		12.9%	11.1%	1.8 percentage points

Sales

Distribution segment sales for the three month period ended September 27, 2009, decreased in most markets versus the comparable period in 2008, primarily as the result of the global economic downturn and significant unfavorable foreign currency translation.  Excluding the unfavorable currency impact and $2 million benefit from the acquisition of one distributor in 2009, sales were down $133 million, or 23 percent.  Decreases in revenues were seen in all product lines of this segment.

Distribution segment sales for the nine month period ended September 27, 2009, decreased versus the comparable period in 2008, primarily due to significant unfavorable foreign currency translation and the result of the global economic downturn.  Excluding the unfavorable currency impact and a $37 million benefit from the acquisition of a majority interest in one distributor in 2008, the acquisition of one distributor in 2008 and the acquisition of one distributor in 2009, sales were down $218 million, or 14 percent.  Decreases in revenues were seen in all product lines of this segment.

Segment EBIT

Distribution segment EBIT for the three and nine month periods ended September 27, 2009, decreased versus the comparable periods in 2008, primarily due to lower gross margins partially offset by decreased selling, general and administrative expenses, favorable foreign currency translation and higher equity, royalty and interest income from investees.  Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 27, 2009 vs. September 28, 2008			September 27, 2009 vs. September 28, 2008
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(34)	(27)%	0.1%	$(73)	(21)%	(0.4)%
Gross margin, excluding acquisitions(1)	(34)	(27)%	0.1%	(81)	(23)%	(1.0)%
Selling, general and administrative	19	22%	(1.3)%	48	19%	—%
Equity, royalty and interest income from investees	1	3%	2.3%	8	10%	1.9%

(1)        The acquisitions represent the purchase of a majority interest in one distributor for the nine months ended in 2008 and the acquisition of one distributor in 2009.

The decrease in gross margin for the three month period ended September 27, 2009, was primarily due to lower sales volumes as a result of the global economic downturn and unfavorable foreign currency translation.  Selling, general and administrative expenses decreased primarily due to favorable foreign currency translation and lower discretionary spending.

The decrease in gross margin for the nine month period ended September 27, 2009, was primarily due to lower sales volumes as a result of the global economic downturn and unfavorable foreign currency translation.  Selling, general and administrative expenses decreased primarily due to favorable foreign currency translation and lower discretionary spending.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
In millions	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Total segment EBIT	$170	$390	$364	$1,229
Non-segment EBIT (1)	(15)	(10)	(72)	(65)
Total EBIT	$155	$380	$292	$1,164
Less:
Interest expense	9	10	26	33
Income before income taxes	$146	$370	$266	$1,131

(1)         Includes intersegment profit in inventory eliminations and unallocated corporate expenses.  For the three and nine month periods ended September 27, 2009, unallocated corporate expenses included $22 million and $95 million of restructuring charges and a $8 million and $5 million gain related to flood damages, respectively.  For the three and nine months ended September 28, 2008, unallocated corporate expenses included losses of zero and $6 million related to flood damages.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

We believe our financial condition and liquidity remain strong despite the downturn in the global economy.  Our strong balance sheet and credit ratings enable us to continue to have access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  As of September 27, 2009, other sources of liquidity include:

•                  $834 million of cash, cash equivalents and marketable securities,

•                  $1.07 billion available under our revolving credit facility,

•                  $173 million available under international credit facilities and

•                  $79 million, based on eligible receivables, available under our accounts receivable sales program.

While we cannot predict the impact or duration of the global economic recession, we believe our liquidity will provide us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, debt service obligations and restructuring payments.

We have considered the impact of ongoing market instability and credit availability in assessing the adequacy of our liquidity and capital resources.  We expect that general market conditions could impact the rate at which we realize our receivables in the future and could impact eligible receivables under our accounts receivable program; however, we have generated significant positive cash flow from operations in 2009 and expect to continue generating positive cash flow in the near future.  We will continue to diligently monitor our receivables for potential slowing in collections that could occur as a result of the current economic conditions and our customer’s access to credit.  The overall decline in market valuations has impacted the current value of our pension trusts as discussed in more detail below.

At this time, we are comfortable that the available credit capacity under our revolving credit facility is available to us.  This assertion is based upon the fact that we drew upon our revolving credit facility with a prompt repayment in August 2009 to confirm participation by the banks included in the facility.  All banks funded in accordance with the facility agreement.  As a result, we believe our access to liquidity sources has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future.  There can be no assurance, however, that the cost or availability of future borrowings, if any, in the debt markets or our credit facilities will not be materially impacted by the ongoing capital market disruptions.

A significant portion of our cash flows is generated outside the U.S.  More than half of our cash and cash equivalents and most of our marketable securities at September 27, 2009, are denominated in foreign currencies.   We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.  The repatriation of cash balances from certain subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations at the local level.  We have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

	September 27,	December 31,	September 28,
In millions	2009	2008	2008
Current assets	$4,643	$4,713	$5,448
Current liabilities	2,311	2,639	2,978
Working capital	$2,332	$2,074	$2,470
Current ratio	2.01	1.79	1.83
Days’ sales in receivables	65	48	53
Inventory turnover	4.7	6.2	6.0

As of September 27, 2009, current assets decreased $70 million compared to December 31, 2008, primarily due to a $322 million decrease in inventory, partially offset by an increase in cash of $260 million (see Cash Flows below).

As of September 27, 2009, current liabilities decreased $328 million compared to December 31, 2008, primarily due to a decrease in other accrued expenses of $144 million and a decrease in accounts payable of $134 million due to reduced purchases.

Cash Flows

The following table summarizes the key elements of our cash flows for the nine month periods:

In millions	September 27, 2009	September 28, 2008
Net cash provided by operating activities	$730	$725
Net cash used in investing activities	(364)	(552)
Net cash used in financing activities	(120)	(171)
Effect of exchange rate changes on cash	14	(7)
Net increase (decrease) in cash and cash equivalents	$260	$(5)

Operating Activities

Cash flows from operating activities can fluctuate from period to period, as pension funding decisions, tax timing differences, restructuring charges and other items can significantly impact cash flows.  Net cash provided by operating activities increased $5 million for the nine month period ended September 27, 2009, versus the comparable period in 2008.  The increase in cash generated from operations was primarily due to a $416 million decrease in cash used for working capital and a $136 million increase in equity income from investees, net of dividends driven by a $90 million increase in dividends and lower equity earnings.  These amounts were partially offset by a $565 million decrease in net income due to lower sales volumes.  The major components of the $416 million change in working capital were as follows: a $694 million decrease in inventories, mostly due to our response to reduced customer demand for most businesses and a $399 million decrease in receivables, primarily as a result of lower sales across all businesses, partially offset by a $391 million decrease in accrued expenses due to timing differences and generally lower volume and a $353 million decrease in accounts payable trade, principally the result of lower purchasing needs.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  As a result of the ongoing credit crisis and the related market recession, our pension assets experienced significant deterioration in 2008.  Through the nine month period ended September 27, 2009, the return for our U.S. plan was above 17 percent while our U.K. plan return was above 13 percent.  We performed a remeasurement of our U.S. pension plans as of September 27, 2009, due to curtailment losses, which indicated that the funded status of our U.S. plan improved approximately $159 million compared to our measurement at December 31, 2008.  Approximately 96 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining four percent of our plan assets are invested in less liquid but market valued investments, including real estate and private equity.  We made $122 million of pension contributions in the nine month period ended September 27, 2009 and we anticipate making contributions of $130 million to $135 million to our pension plans in 2009.  Expected contributions to our defined pension plans in 2009 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $53 million in 2009.

Investing Activities

Net cash used in investing activities decreased $188 million for the nine month period ended September 27, 2009, versus the comparable period in 2008.  The decrease was primarily due to lower investments in the acquisition of businesses of $140 million and a $126 million decrease in capital expenditures.  These decreases were partially offset by decreased cash received from investments in marketable securities of $110 million.  These decreases primarily occurred as a result of management’s decision to conserve cash and maintain liquidity during the recession.

Capital expenditures for the nine month period ended September 27, 2009, decreased 38 percent versus the comparable period in 2008, to $204 million.  The investments made were to support development of our new products.  In preparation for the challenging economic climate expected in 2009, we have tightened capital expenditures to preserve cash during the recession, and as a result, expect to spend approximately $300 million to $350 million in 2009 including approximately $50 million of capital expenditures related to the 2008 flood.  See Note 9, “COMMITMENTS AND CONTINGENCIES” in the Notes to the Condensed Consolidated Financial Statements for additional information regarding 2008 flood expenditures.

Financing Activities

Net cash used in financing activities decreased $51 million in the first nine months of 2009, versus the comparable period in 2008.  The majority of the decrease in cash outflows was due to a decrease of $123 million in the repurchase of common stock and $51 million of lower payments on borrowings which was partially offset by a decrease in proceeds from borrowings of $80 million and $20 million of higher dividend payments.  We announced in February 2009 that we have temporarily suspended our stock repurchase program to conserve cash.  We have now lifted the suspension and may from time to time repurchase stock, at least to offset dilution from benefit plans.

Our total debt was $681 million as of September 27, 2009, compared with $698 million at December 31, 2008, and $667 million at September 28, 2008.  Total debt as a percent of our total capital, including total long-term debt, was 15.2 percent at September 27, 2009, compared to 16.7 percent at December 31, 2008, and 13.9 percent at September 28, 2008.

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” of the Notes to the Consolidated Financial Statements of our 2008 Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

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

A discussion of all other critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2008 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2009.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3, “RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2008 Form 10-K.  There have been no material changes in this information since the filing of our 2008 Form 10-K.  Further information regarding financial instruments and risk management is discussed in Note 11, “DERIVATIVES” in the Notes to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the quarter ended September 27, 2009, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are subject to numerous lawsuits and claims arising out of the ordinary course of our business, including actions related to product liability; personal injury; the use and performance of our products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of our business; tax reporting in foreign jurisdictions; distributor termination; workplace safety; and environmental matters.  We also have been identified as a potentially responsible party at multiple waste disposal sites under United States (U.S.) federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites, as more fully described in Item 1 of our 2008 Form 10-K under “Environmental Compliance-Other Environmental Statutes and Regulations.”  We have denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings.  We carry various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us with respect to these lawsuits, claims and proceedings.  We do not believe that these lawsuits are material individually or in the aggregate. While we believe we have also established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operation, financial condition or cash flows.

In June 2008, four Cummins sites in Southern Indiana, including our Technical Center, experienced extensive damage caused by flood water from an unusually high amount of rainfall.  We have been in ongoing discussions with our insurance carriers regarding our claim.  In May 2009, our insurance carriers filed a law suit seeking a declaratory judgment that a lower policy sublimit applies to the Technical Center based upon an allegation that the site is located in a flood plain.  In addition, they allege that certain other damages and losses claimed by Cummins are not covered by insurance.  Cummins has also filed suit seeking a declaratory judgment that all losses suffered by Cummins are covered under the insurance policies, as well as a claim that the insurance companies have acted in bad faith.  We have finalized the documentation of Cummins’ $199 million claim ($116 million expense and $83 million capital), which does not include an additional claim amount related to business interruption.  We remain confident that we will recover a majority of the amounts due to us under the insurance policies.  We have incurred approximately $99 million in expense and $51 million in capital of our $199 million claim through September 27, 2009.  We recorded gains on insurance recoveries related to flood damage of $8 million and $5 million for the three and nine months ended September 27, 2009, respectively.  These expenses were included in “Other operating (expense) income” in the Condensed Consolidated Statements of Income.

The information in Item 1 “Other Environmental Statutes and Regulations” referred to above should be read in conjunction with this disclosure.  See also Note 13, “COMMITMENTS AND CONTINGENCIES” in the Notes to the Consolidated Financial Statements included in our 2008 Form 10-K.  There has been no material change in this information since the filing of our 2008 Form 10-K.

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

The ongoing global economic crisis has caused a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, and extreme volatility in credit, equity and fixed income markets.  These conditions may make it difficult or impossible for our customers and suppliers to accurately forecast and plan future business activities, which may cause them to slow or suspend spending on products and services.  As our customers face this challenging economic time, they may find it difficult to gain sufficient credit in a timely manner, which could result in an impairment of their ability to place orders with us or to make timely payments to us for previous purchases.  If this occurs, our revenue may be reduced, thereby having a negative impact on our results of operations.  In addition, we may be forced to increase our allowance for doubtful accounts and our days sales outstanding may increase, which would have a negative impact on our cash position, liquidity and financial condition.  As a result of these conditions and depending on the length and impact these conditions have on our individual businesses, we could experience impairments to assets of certain businesses.  We cannot predict the timing or the duration of this or any other economic downturn in the economy.

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

We have a long-standing relationship with Chrysler for the production of diesel engines for their heavy-duty pick-up truck series.  Chrysler demand for this product decreased in the last twelve months, and accounted for two percent of our consolidated sales for the nine month period ended September 27, 2009, and three percent of our consolidated sales in 2008.  On April 30, 2009, Chrysler filed for Chapter 11 under the United States Bankruptcy Code.  As part of the reorganization, Cummins was designated a critical supplier to Chrysler.  The parties were able to reach agreement on pre-petition amounts owed to Cummins without any consequence to Cummins financial statements.  The new Chrysler assumed the terms of the agreement pursuant to which Cummins will supply diesel engines for Chrysler’s heavy-duty truck series.

Deterioration in the automotive markets could impact the business plan for our light-duty engine products currently under development.

In July 2006, we announced plans to develop and manufacture a light-duty diesel engine to be used in a variety of on- and off-highway applications.  In July 2007, we entered into an agreement with Chrysler where it would purchase the engine exclusively for use in light-duty pickup trucks and sport utility vehicles.  We have development agreements and commercial letters of intent with other automotive and marine customers.  We proceeded with the technical development of these engine applications and have made a significant investment in a manufacturing facility in Columbus, Indiana.

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

Significant declines in future market conditions could diminish our pension plan asset performance which could adversely impact our equity and our cash flow.

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

Significant declines in future market conditions could cause material losses in our pension plan assets, which could result in increased pension expense in future years and changes to “Stockholders equity.”  We may be legally required to make contributions to our U.S pension plans in the future, and these contributions could be material.  In addition, if local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds, which would negatively affect our cash flow.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Approximately 54 percent of our net sales for the three and nine month periods ended September 27, 2009, were attributable to customers outside the U.S.  Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries.  These risks include:

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

We are at risk for product recall costs.  Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue.  Costs typically include the cost of the product, part or component being replaced, customer cost of the recall and labor to remove and replace the defective part or component.  When a recall decision is made, we estimate the cost of the recall and record a charge to income in that period in accordance with GAAP accounting for contingencies.  In making this estimate, judgment is required as to the quantity or volume to be recalled, the total cost of the recall campaign, the ultimate negotiated sharing of the cost between us and the customer and, in some cases, the extent to which the supplier of the part or component will share in the recall cost.  As a result, these estimates are subject to change.

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

Our net income attributable to Cummins Inc. includes significant equity income, technical fees and royalty income from unconsolidated subsidiaries.  For the three and nine month periods ended September 27, 2009, we recognized $53 million and $136 million of equity earnings and $4 million and $11 million of other income from our unconsolidated subsidiaries, respectively.  The majority of our equity income comes from our North American distributors, Dongfeng Cummins Engine Company, Ltd. (DCEC) and Chongqing Cummins Engine Company, Ltd. (CCEC).  We have equity interests in several of our North American distributors who distribute the full range of our products and services to customers and end-users.  CCEC is located in Chongqing, China and manufactures several models of our heavy-duty and high-horsepower diesel engines, serving primarily the industrial and stationary power markets in China.  DCEC is a joint venture with Dongfeng Automotive Corporation, a subsidiary of Dongfeng Motor Company (Dongfeng), one of the largest medium-duty truck manufacturers in China. Our equity investments may not always perform at the levels we have seen in recent years.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
June 29 — August 2, 2009	2,555	$40.66	2,555	371,425
August 3 — August 30, 2009	35,015	46.34	35,015	339,585
August 31 — September 27, 2009	13,431	45.99	13,431	326,384
Total	51,001	$45.97	51,001

(1)         Shares purchased represent shares under the Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan).

(2)         These values reflect the sum of shares held in loan status of our Key Employee Stock Investment Plan.  The $500 million repurchase program authorized by the Board of Directors in 2007 does not limit the number of shares that may be purchased and was excluded from this column.

In December 2007, the Board of Directors authorized us to acquire an additional $500 million worth of Cummins common stock beginning in 2008.  We announced in February 2009 that we have temporarily suspended our stock repurchase program to conserve cash.  We have now lifted the suspension and may from time to time repurchase stock, at least to offset dilution from benefit plans.  As of September 27, 2009, we have $372 million available for purchase under this authorization.

During the three month period ended September 27, 2009, we repurchased 51,001 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  There is no maximum amount of shares that we may purchase under this plan.

During the three month period ended September 27, 2009, we issued 10,705 shares of common stock as compensation to our current and former non-employee directors, all of whom are accredited investors.  These shares were not registered under the Securities Act of 1933 (the “Securities Act”) pursuant to the exemption from the registration provided by Section 4(2) of the Securities Act.

According to our bylaws, we are not subject to the provisions of the Indiana Control Share Act.  However, we are governed by certain other laws of the State of Indiana applicable to transactions involving a potential change of control of the company.

ITEM 6.  Exhibits

12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cummins Inc.
Date: October 30, 2009

By:	/s/ Patrick J. Ward	By:	/s/ Marsha L. Hunt
	PATRICK J. WARD Vice President and Chief Financial Officer (Principal Financial Officer)		MARSHA L. HUNT Vice President-Corporate Controller (Principal Accounting Officer)