Form 10-K
period 2009-12-31
CUMMINS INC
filed 2010-02-26
CIK 26172

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates was approximately $7 billion at June 28, 2009. This value includes all shares of the registrant's common stock, except for treasury shares.

         As of January 29, 2010, there were 201,359,036 shares outstanding of $2.50 par value common stock.

Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement for its 2010 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2009, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

        Cummins Inc. and its consolidated subsidiaries are sometimes referred to in this annual report as "Cummins," the "Company," "we," "our," or "us."

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

        Certain parts of this annual report, particularly "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should," or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward-looking statements include the following:

  •
  price and product competition by foreign and domestic competitors, including new entrants;

  •
  rapid technological developments of diesel engines;

  •
  our ability to continue to introduce competitive new products in a timely, cost-effective manner;

  •
  our sales mix of products;

  •
  our continued achievement of lower costs and expenses;

  •
  domestic and foreign governmental and public policy changes, including environmental regulations;

  •
  protection and validity of our patent and other intellectual property rights;

  •
  our reliance on large customers;

  •
  technological, implementation and cost/financial risks in our increasing use of large, multi-year contracts;

  •
  the cyclical nature of some of our markets;

  •
  the outcome of pending and future litigation and governmental proceedings;

  •
  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business;

  •
  the overall stability of global economic markets and conditions; and

  •
  other risk factors described in Item 1A of this annual report under the caption "Risk Factors."

        In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations, commodity prices and other future factors.

PART I

Item 1.    Business

OVERVIEW

        Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration, exhaust aftertreatment, fuel systems, controls and air handling systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

OPERATING SEGMENTS

        We have four complementary operating segments: Engine, Power Generation, Components and Distribution. These segments share technology, customers, strategic partners, brand recognition and our distribution network to gain a competitive advantage in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products primarily compete on the basis of performance, fuel economy, speed of delivery, quality, customer support and price. Financial information about our operating segments, including geographic information, is incorporated by reference from Note 25, "OPERATING SEGMENTS," to our Consolidated Financial Statements.

 Engine Segment

        Engine segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2009	2008	2007
Percent of consolidated net sales(1)	49%	50%	52%
Percent of consolidated EBIT(1)(2)	34%	41%	47%

(1)
Measured before intersegment eliminations

(2)
Defined as earnings before interest and taxes

        Our Engine segment manufactures and markets a broad range of diesel and natural gas powered engines under the Cummins brand name, as well as certain customer brand names, for the heavy- and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products including:

  •
  Engines with a displacement range of 1.4 to 91 liters and horsepower ranging from 31 to 3,500.

  •
  New parts and service, as well as remanufactured parts and engines, through our extensive distribution network.

        Our Engine segment is organized by engine displacement size and serves these end-user markets:

  •
  Heavy-Duty Truck—We manufacture diesel engines that range from 310 to 600 horsepower serving global heavy-duty truck customers worldwide.

  •
  Medium-Duty Truck and Bus—We manufacture medium-duty diesel engines ranging from 200 to 400 horsepower serving medium-duty and inter-city delivery truck customers worldwide. We also provide diesel or natural gas engines for school buses, transit buses and shuttle buses worldwide, with key markets including North America, Latin America, Europe and Asia.

  •
  Light-Duty Automotive and RV—We manufacture 305 to 350 horsepower diesel engines for Chrysler's heavy-duty and chassis cab pickup trucks and 300 to 650 horsepower diesel engines for Class A motor homes, primarily in North America.

  •
  Industrial—We provide mid-range, heavy-duty and high horsepower engines that range from 31 to 3,500 horsepower for a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation and commercial and recreational marine applications throughout the world. Across these markets we have major customers in North America, China, Europe/Middle East/Africa (EMEA), India, Latin America, Korea, Southeast Asia, Russia, Japan, South Pacific and Mexico.

        The principal customers of our heavy- and medium-duty truck engines include truck manufacturers, such as PACCAR, Volvo Trucks North America, Daimler Trucks North America, Ford and Volkswagen AG. We sell our industrial engines to manufacturers of construction, agricultural and marine equipment, including Case New Holland, Komatsu, Hyundai, Hitachi, Ingersoll Rand, Brunswick and Terex. The principal customers of our light-duty on-highway engines are Chrysler and manufacturers of RVs.

        In the markets served by our Engine segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are Detroit Diesel Corporation, Volvo Powertrain, International Truck and Engine Corporation (Engine Division) and Caterpillar Inc. (CAT). Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Volvo, Weichai Power Co. Ltd., GE Jenbacher, MAN Nutzfahrzeuge AG (MAN), Tognum AG, GuangxiYuchai Group, Yanmar Co., Ltd., Deutz AG and CAT.

Power Generation Segment

        Power Generation segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2009	2008	2007
Percent of consolidated net sales(1)	19%	20%	19%
Percent of consolidated EBIT(1)(2)	22%	28%	26%

(1)
Measured before intersegment eliminations

(2)
Defined as earnings before interest and taxes

        Our Power Generation segment designs and manufactures most of the components that make up power generation systems, including engines, controls, alternators, transfer switches and switchgear. This segment is a global provider of power generation systems, components and services for a diversified customer base and includes the following:

  •
  Standby power solutions for customers who rely on uninterrupted sources of power to meet the needs of their customers.

  •
  Distributed generation power solutions for customers with less reliable electrical power infrastructures, typically in developing countries. In addition, our power solutions provide an alternative source of generating capacity located close to its point of use, which is purchased by utilities, independent power producers and large power customers for use as prime or peaking power.

  •
  Mobile power provides a secondary source of power (other than drivetrain power) for mobile applications.

        In 2009, our Power Generation segment reorganized its reporting structure and now reports the following businesses:

  •
  Commercial products—Commercial products manufactures generators for commercial applications ranging from 5 kilowatts to 2.75 megawatts.

  •
  Alternators—Alternators manufactures and sells its products internally as well as to other generator set assemblers. Our products are sold under the Stamford, AVK and Markon brands and range in output from 0.6kVA to 30,000 kVA.

  •
  Commercial projects—Commercial projects includes all of our natural gas-fired generators, our power generation rental business and other services including: installation, operation and maintenance services. Some projects are administered jointly with the Distribution segment.

  •
  Power electronics—Power electronics builds controls for our generators in-house. We also sell switch gear and transfer switches to both internal and external customers. This business integrates well with commercial products to provide a complete solution to customers.

  •
  Consumer—Consumer manufactures and sells consumer products under the Cummins Onan brand name including diesel, natural gas, gasoline and alternative-fuel electrical generator sets for use in RVs, commercial vehicles and recreational marine applications.

        For revised sales data by product category for 2008 and 2007 see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        This segment continuously explores emerging technologies, such as fuel cells, wind and hybrid solutions and provides integrated power generation products utilizing technologies other than reciprocating engines. We use our own research and development capabilities as well as leverage business partnerships to develop cost-effective and environmentally sound power solutions.

        Our customer base for power generation products is highly diversified, with customer groups varying based on their power needs. India, the Middle East, Western Europe and East Asia, are our largest geographic markets outside of North America.

        This operating segment competes with a variety of engine manufacturers and generator set assemblers across the world. CAT, Tognum (MTU) and Mitsubishi (MHI) remain our primary competitors, but we also compete with FG Wilson (Caterpillar group), Kohler, SDMO (Kohler group), Generac and numerous regional generator set assemblers. Our Alternator business competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.

Components Segment

        Components segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2009	2008	2007
Percent of consolidated net sales(1)	18%	18%	19%
Percent of consolidated EBIT(1)(2)	13%	13%	12%

(1)
Measured before intersegment eliminations

(2)
Defined as earnings before interest and taxes

        Our Components segment supplies products which complement our Engine segment, including filtration products, turbochargers, aftertreatment systems, intake and exhaust systems and fuel systems for commercial diesel applications. We manufacture filtration and exhaust systems for on- and off-highway heavy-duty and mid-range equipment, and we are a supplier of filtration products for industrial and passenger car applications. In addition, we develop aftertreatment and exhaust systems to help our customers meet increasingly stringent emissions standards and fuel systems which to date have primarily supplied our Engine segment and our partner Scania.

        Our Components segment is organized around the following businesses:

  •
  Filtration—Our filtration business offers over 14,000 products including air, lube, fuel, hydraulic, coolant, diesel exhaust fluid/Adblue and fuel additives. Products are sold through Cummins Distribution, OEMs, OEM dealers, independent distributors, dealers and end users. The globally recognized aftermarket brand Fleetguard is an industry leader in the key segments served. Cummins filtration supports a wide customer base including on-highway, off-highway, oil and gas, agriculture, marine, industrial and light-duty automotive applications. These products are produced and sold across 160 countries at over 30,000 distribution points.

  •
  Turbo technologies—Our turbo technologies business designs, manufactures and markets turbochargers for light-duty, mid-range, heavy-duty and high horsepower diesel applications with manufacturing facilities in five countries and sales and distribution worldwide. Turbo technologies provides critical technologies for engines, including variable geometry turbochargers, to meet challenging performance requirements and worldwide emissions standards. We primarily serve markets in North America, Europe and Asia.

  •
  Emission solutions—Our emission solutions business designs and manufactures aftertreatment and exhaust systems to help our customers meet increasingly stringent emissions standards. Emission solutions expanded its international manufacturing capabilities with new manufacturing facilities leases signed in 2007 in Beijing, China and Sao Paulo, Brazil, which are intended for use on both Cummins and external customer engines meeting Euro IV and Euro V emissions standards, with production beginning in 2011 and 2012, respectively.

  •
  Fuel systems—Our fuel systems business designs and manufactures new and replacement fuel systems primarily for heavy-duty on-highway diesel engine applications and also remanufactures fuel systems and engine control modules. Scania and Komatsu are the primary external customers. Scania is also our partner in two joint ventures within our fuel systems business. The Cummins-Scania High Pressure Injection, LLC joint venture currently manufactures fuel systems used by Cummins and Scania while the Cummins-Scania XPI joint venture currently produces advanced technology fuel systems for medium-and heavy-duty engines.

        Customers of our Components segment generally include our Engine and Distribution segments, truck manufacturers and other OEMs, many of which are also customers of our Engine segment, such as PACCAR, CNH Global N.V., International Truck and Engine, Volvo, Iveco and other manufacturers that use our filtration products in their product platforms. Our customer base for replacement filtration parts is highly fragmented and primarily consists of various end-users of on- and off-highway vehicles and equipment.

        Our Components segment competes with other manufacturers of filtration, exhaust and fuel systems and turbochargers. Our primary competitors in these markets include Donaldson Company, Inc., Clarcor Inc., Mann+Hummel Group, Tokyo Roki Co., Ltd., Borg-Warner, Bosch, Tenneco and Honeywell International.

 Distribution Segment

        Distribution segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2009	2008	2007
Percent of consolidated net sales(1)	14%	12%	10%
Percent of consolidated EBIT(1)(2)	31%	18%	15%

(1)
Measured before intersegment eliminations

(2)
Defined as earnings before interest and taxes

        Our Distribution segment consists of 19 company-owned and 18 joint venture distributors that service and distribute the full range of our products and services to end-users at approximately 300 locations in approximately 70 distribution territories. Our company-owned distributors are located in key markets, including India, China, Japan, Australia, Europe, the Middle East, South Africa, Brazil, North America and Russia.

        The Distribution segment is organized into four primary geographic regions:

  •
  North and Central America,

  •
  South America,

  •
  EMEA and

  •
  Asia Pacific.

        EMEA and Asia Pacific are composed of seven smaller regional distributor organizations (Greater Europe, Africa, the Middle East, India, China, Northeast/Southeast Asia and the South Pacific) which allow us to better manage these vast geographic territories.

        Our largest market, North and Central America, is mostly comprised of a network of partially-owned distributors. Internationally, our network consists of independent, partially-owned and wholly-owned distributors. Through this network, we provide parts and service to our customers. These full-service solutions include maintenance contracts, engineering services and integrated products, where we customize our products to cater to specific needs of end-users. Our distributors also serve and develop dealers, predominantly OEM dealers, in their territories by providing technical support, tools, training, parts and product information.

        In addition to managing our investments in wholly-owned and partially-owned distributors, our Distribution segment is responsible for managing the performance and capabilities of our independent distributors. Our distributors collectively serve a highly diverse customer base with approximately 44 percent of their 2009 revenues being generated from the sale of new engines and power generation equipment, compared to 50 percent in 2008, and the remaining revenue generated by parts and service revenue.

        Financial information about our distributors accounted for under the equity method are incorporated by reference from Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," and Note 2, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements.

        During 2008, we purchased a majority interest in three previously independent North American distributors in order to increase our ownership interests in key portions of the distribution channel. The acquisitions were accounted for under the purchase method of accounting and resulted in an aggregate purchase price of $81 million which we funded with $54 million of borrowings and $27 million of cash.

The assets of the acquired businesses were primarily accounts receivable, inventory and fixed assets. There was less than $1 million of goodwill generated from these transactions.

        Our distributors compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with, the companies that are listed above as competitors of our Engine, Power Generation or Components segments. These competitors vary by geographical location.

JOINT VENTURES, ALLIANCES AND NON-WHOLLY-OWNED SUBSIDIARIES

        We have entered into a number of joint venture agreements and alliances with business partners around the world. Our joint ventures are either distribution or manufacturing entities. We also own a controlling interest in a non-wholly-owned manufacturing subsidiary.

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

        Financial information about our investments in joint ventures and alliances is incorporated by reference from Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," Note 2, "INVESTMENTS IN EQUITY INVESTEES," and Note 23, "VARIABLE INTEREST ENTITIES," to the Consolidated Financial Statements.

        Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2009		2008		2007
Distribution Entities
North American distributors	$100	51%	$100	43%	$83	43%
Komatsu Cummins Chile, Ltda.	12	6%	7	3%	4	2%
All other distributors	3	1%	5	2%	2	1%
Manufacturing Entities
Chongqing Cummins Engine Company, Ltd.	36	18%	30	13%	22	11%
Dongfeng Cummins Engine Company, Ltd.	33	17%	55	24%	41	21%
Valvoline Cummins, Ltd.	7	4%	2	1%	1	1%
Shanghai Fleetguard Filter Co., Ltd.	7	4%	8	4%	6	3%
Tata Cummins Ltd.	5	3%	7	3%	13	7%
Cummins MerCruiser Diesel Marine, LLC	(10)	(5)%	3	1%	11	6%
All other manufacturers	3	1%	14	6%	9	5%

Cummins share of net income(1)	$196	100%	$231	100%	$192	100%

(1)
This total represents Cummins share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to the "equity, royalty and interest income from investees" in the Consolidated Statements of Income, see Note 2, "INVESTMENTS IN EQUITY INVESTEES."

Distribution Entities

  •
  North American Distributors—Our distribution channel in North America includes 13 partially-owned distributors. Our equity interests in these nonconsolidated entities range from 30 percent to 50 percent. While each distributor is a separate legal entity, the business of each is the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

  •
  Komatsu Cummins Chile, Ltda.—Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in the Chilean market.

        Our licensing agreements with independent and partially-owned distributors generally have a three-year term and are restricted to specified territories. Our distributors develop and maintain a network of dealers with which we have no direct relationship. The distributors are permitted to sell other, noncompetitive products only with our consent. We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the marks, except to authorized dealers, without our consent. Products are sold to the distributors at standard domestic or international distributor net prices, as applicable. Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales. Subject to local laws, we can refuse to renew these agreements at will and we may terminate them upon 90-day notice for inadequate sales, change in principal ownership and certain other reasons. Distributors also have the right to terminate the agreements upon 60-day notice without cause, or 30-day notice for cause. Upon termination or failure to renew, we are required to purchase the distributor's current inventory, signage and special tools, and may, at our option purchase other assets of the distributor, but are under no obligation to do so. See further discussion of our distribution network under the Distribution segment section above.

Manufacturing Entities

        Manufacturing joint ventures are generally formed with customers and allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as they supply our wholly-owned Engine segment and Power Generation segment manufacturing facilities. Components segment joint ventures and wholly owned entities provide fuel system, filtration and turbocharger products that are used in our engines as well as some competitors' products. These joint ventures are not included in our Consolidated Financial Statements.

  •
  Chongqing Cummins Engine Company, Ltd.—Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Heavy Duty Vehicle Group that manufactures several models of our heavy-duty and high-horsepower diesel engines, primarily serving the industrial and stationary power markets in China.

  •
  Dongfeng Cummins Engine Company, Ltd.—Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Corporation, a subsidiary of Dongfeng Motor Company (Dongfeng), one of the largest medium-duty truck manufacturers in China. DCEC produces Cummins four- to nine-liter mechanical engines, full-electronic diesel engines, with a power range from 100 to 370 horsepower, and natural gas engines.

  •
  Valvoline Cummins, Ltd.—Valvoline Cummins, Ltd. is a joint venture with Ashland Inc., USA. The joint venture manufactures and distributes lubricant—oil products in India which are used in automotive and industrial applications. Products include transmission fluids, hydraulic lubricants, automotive filters, cooling system products, greases and specialty products.

  •
  Shanghai Fleetguard Filter Co., Ltd.—Shanghai Fleetguard Filter Co., Ltd. is a joint venture in China with Dongfeng that manufactures filtration and exhaust systems.

  •
  Tata Cummins Ltd.—Tata Cummins Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures the engines in India for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications.

  •
  Cummins MerCruiser Diesel Marine, LLC—Cummins MerCruiser Diesel Marine, LLC is a joint venture in the United States (U.S.) with Mercury Marine, a division of Brunswick Corporation, to develop, manufacture and sell recreational marine diesel products, including engines, sterndrive packages, inboard packages, instrument and controls, service systems and replacement and service parts and assemblies, complete integration systems and other related products.

  •
  Beijing Foton Cummins Engine Co., Ltd.—Beijing Foton Cummins Engine Co., Ltd. is a 50/50 joint venture in China with Beijing Foton Motor Co., Ltd., a commercial vehicle manufacturer, to produce two new families of Cummins high performance light-duty, diesel engines in Beijing. The engines will be used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles. Certain types of marine, small construction equipment and industrial applications will also be served by these engine families.

Non-Wholly-Owned Manufacturing Subsidiary

        We have a controlling interest in Cummins India Ltd. (CIL), which is a publicly listed company on various stock exchanges in India. CIL produces mid-range, heavy-duty and high-horsepower engines, as well as generators for the Indian and export markets. CIL also produces compressed natural gas spark-ignited engines licensed from another of our joint ventures. CIL's net income attributable to Cummins was $28 million, $36 million and $26 million for 2009, 2008 and 2007, respectively.

SUPPLY

        We source our materials and manufactured components from leading suppliers both domestically and internationally. We machine and assemble some of the components used in our engines and power generation units, including blocks, heads, turbochargers, connecting rods, camshafts, crankshafts, filters, exhaust systems, alternators and fuel systems. We single source approximately 70 to 80 percent of the total types of parts in our product designs. We have long-term agreements with critical suppliers who are the sole source for specific products or supply items. Although we elect to source a relatively high proportion of our total raw materials and component requirements from sole suppliers, we have established a process to annually review our sourcing strategies with a focus on the reduction of risk, which has led us to dual source critical components, where possible. We are also developing suppliers in many global or emerging markets to serve our businesses across the globe and provide alternative sources in the event of disruption from existing suppliers.

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

 SEASONALITY

        While individual product lines may experience modest seasonal declines in production, there is no material effect on the demand for the majority of our products on a quarterly basis with the exception that our Power Generation segment normally experiences seasonal declines in the first quarter due to general declines in construction spending during this period and our Distribution segment normally experiences seasonal declines in first quarter business activity due to holiday periods in Asia and Australia.

LARGEST CUSTOMERS

        We have thousands of customers around the world and have developed long-standing business relationships with many of them. We have long-term heavy-duty engine supply agreements with PACCAR and Volvo Trucks North America. We have mid-range supply agreements with PACCAR, as its exclusive engine supplier, as well as with Daimler Trucks North America (formerly Freightliner LLC), Ford and MAN (formerly Volkswagen). We also have an agreement with Chrysler, for supplying the engine for use in Dodge Ram trucks. Collectively, our net sales to these six customers was approximately 22 percent of consolidated net sales in 2009, compared to approximately 21 percent in 2008 and 27 percent in 2007 and individually was less than nine percent of consolidated net sales to any single customer in 2009, compared to less than eight percent in both 2008 and 2007. These agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that assure the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.

BACKLOG

        As a result of the current recessed economic conditions many of our order lead times have decreased significantly from lead times in prior years. While we have supply agreements with some truck and off-highway equipment OEMs, most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm.

RESEARCH AND DEVELOPMENT EXPENSE

        Our research and development program is focused on product improvements, innovations and cost reductions for our customers. We expense research and development expenditures, net of contract reimbursements, when incurred. Research and development expenses, net of contract reimbursements, were $362 million in 2009, $422 million in 2008 and $318 million in 2007. Contract reimbursements were $92 million in 2009, $61 million in 2008 and $52 million in 2007. For 2009 and 2008, approximately 42 percent, or $151 million, and approximately 27 percent, or $116 million, respectively, were directly related to compliance with 2010 EPA emissions standards. For 2007, 17 percent, or $55 million, was related to compliance with 2010 EPA emissions standards. In 2009, we reduced research, development and engineering expenses but continued to invest in critical technologies and products for 2010 and beyond. We will continue to make investments to improve our current technologies, to continue to meet the future emissions requirements around the world and improve fuel economy.

 ENVIRONMENTAL COMPLIANCE

Sustainability

        In 2009, we continued to be a leader in sustainable business development. We have invested significantly in new products and technologies designed to further lower exhaust emissions from our products. We have increased our commitment to addressing the global impact of climate change and have introduced our first set of 10 climate change principles that address ways that we plan to become a greater part of the solution and also articulated our positions on key public policy issues surrounding climate change. For the fourth consecutive year, we were named to the Dow Jones World Sustainability index, which recognizes the top 10 percent of the world's largest 2,500 companies in economic, environmental and social leadership. Our sustainability report for 2009 is available on our website at www.cummins.com.

Product Environmental Compliance

        Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emissions and noise. Our products comply with all current emissions standards that the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and other state and international regulatory agencies have established for heavy-duty on-highway diesel and gas engines and off-highway engines. Our ability to comply with these and future emissions standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make significant capital and research expenditures to comply with these standards. Failure to comply with these standards could result in adverse effects on our future financial results.

EPA Engine Certifications

        The current on-highway emissions standards came into effect in the U.S. on January 1, 2010. To meet the 2010 U.S. EPA heavy-duty on-highway emissions standards, we are using an evolution of our proven 2007 technology solution to maintain power and torque with substantial fuel economy improvement and maintenance intervals comparable with our 2007 compliant engines. We will offer a complete lineup of on-highway engines to meet the near-zero emissions standards. Mid-range and heavy-duty engines for EPA 2010 require nitrogen oxide (NOx) aftertreatment. NOx reduction is achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, selective catalytic reduction (SCR) technology, next-generation cooled exhaust gas recirculation (EGR), advanced electronic controls, proven air handling and the Cummins Particulate Filter. The EPA and CARB have certified that our engines meet the 2010 emission requirements. Emissions standards in international markets, including Europe, Japan, Mexico, Australia, Brazil, India and China are becoming more stringent. We believe that our experience in meeting U.S. emissions standards leaves us well positioned to take advantage of opportunities in these markets as the need for emissions control capability grows.

        Federal and California regulations require manufacturers to report failures of emissions-related components to the EPA and CARB when the failure rate reaches a specified level. At higher failure rates, a product recall may be required. In 2009, we submitted three reports to the EPA relating to two different defects affecting oxidation catalysts and vehicle labels. The oxidation catalyst defect necessitated the campaign of approximately 360 engines.

Other Environmental Statutes and Regulations

        Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of our annual capital outlays and are not expected to be material in 2010. Except as follows, we believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.

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

EMPLOYEES

        As of December 31, 2009, we employed approximately 34,900 persons worldwide. Approximately 13,200 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2010 and 2014. For a discussion of the effects of our 2008 and 2009 restructuring actions on employment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3, "RESTRUCTURING AND OTHER CHARGES," to our Consolidated Financial Statements in this Form 10-K.

AVAILABLE INFORMATION

        We file annual, quarterly and current reports, proxy statements and other information electronically with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Cummins) file electronically with the SEC. The SEC's internet site is www.sec.gov.

        Our internet site is www.cummins.com. You can access our Investors and Media webpage through our internet site, by clicking on the heading "Investors and Media." We make available, free of charge, on or through our Investors and Media webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

        We also have a Corporate Governance webpage. You can access our Governance Documents webpage through our internet site, www.cummins.com, by clicking on the heading "Investors and Media," followed by the "Investor Relations" link and then the topic heading of "Governance Documents" within the "Corporate Governance" heading. Code of Conduct, Committee Charters and other governance documents are included at this site. Cummins Code of Conduct applies to all employees, regardless of their position or the country in which they work. It also applies to the employees of any entity owned or controlled by us. We will post any amendments to the Code of Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (NYSE), on our internet site. The information on Cummins internet site is not incorporated by reference into this report.

        In accordance with NYSE Rules, on May 21, 2009, we filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the company of the NYSE's corporate governance listing standards.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Following are the names and ages of the executive officers of Cummins Inc., their positions with us as of January 31, 2010, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Theodore M. Solso (62)	Chairman of the Board of Directors and Chief Executive Officer (2000)
N. Thomas Linebarger (47)	President and Chief Operating Officer (2008)	Executive Vice President and President—Power Generation (2005-2008), Vice President and President Cummins Power Generation (2003-2005)
Pamela L. Carter (60)	Vice President and President—Distribution Business (2008)	President—Cummins Filtration (2006-2008), President—Fleetguard (2005-2006), Vice President—WW Sales, Marketing and Logistics—Fleetguard (2001-2005)
Steven M. Chapman (55)	Group Vice President—China and Russia (2009)	Vice President—Emerging Markets and Businesses (2005-2009), Vice President—International and President International Distributor Business (2002-2005)
Richard J. Freeland (52)	Vice President and President—Components Group (2008)	Vice President and President—Worldwide Distribution Business (2005-2008), Vice President and General Manager—PowerCare and Distribution (2004-2005)
Mark R. Gerstle (54)	Vice President—Corporate Quality and Chief Risk Officer (2005)	Vice President—Corporate/Cummins Business Services and Corporate Quality (2004-2005)
Richard E. Harris (57)	Vice President—Chief Investment Officer (2008)	Vice President—Treasurer (2003-2008)
Marsha L. Hunt (46)	Vice President—Corporate Controller (2003)
James D. Kelly (57)	Vice President and President—Engine Business (2005)	Vice President and General Manager—Mid-range and Heavy-Duty Engine Business (2004-2005)

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Marya M. Rose (47)	Vice President—General Counsel and Corporate Secretary (2001)
Livingston L. Satterthwaite (49)	Vice President and President—Power Generation (2008)	Vice President—Generator Set Business (2003-2008)
John C. Wall (58)	Vice President—Chief Technical Officer (2000)
Patrick J. Ward (46)	Vice President—Chief Financial Officer (2008)	Vice President—Engine Business Controller (2005-2008), Executive Director—Power Generation Business Controller (2003-2005)

        Our Chairman and Chief Executive Officer is elected annually by our Board of Directors and holds office until the first meeting of the Board of Directors following the annual meeting of the shareholders. Other officers are appointed by the Chairman and Chief Executive Officer, are ratified by our Board of Directors and hold office for such period as the Chairman and Chief Executive Officer or the Board of Directors may prescribe.

Item 1A.    Risk Factors

        Set forth below and elsewhere in this Annual Report on Form 10-K are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report and could individually or combined have a material adverse effect on our results of operations, financial position and cash flows. In addition, future results could be materially affected by general industry and market conditions, changes in laws or accounting rules, general U.S. and non-U.S. economic and political conditions, including a global economic slow-down, fluctuation of interest rates or currency exchange rates, terrorism, political unrest or international conflicts, political instability, major health concerns, natural disasters, commodity prices or other disruptions of expected economic and business conditions. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section above, "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION," should be considered in addition to the following statements.

Although the global economy showed mild signs of recovery in late 2009, a further downturn could materially adversely affect our results of operations, financial condition and cash flows again.

        Although we began to see some signs of improvement in late 2009, the global economy remains fragile. The global economic recession that began in late 2008 and continued through 2009 had a significant adverse impact on our business, customers and suppliers. If the global economy were to take another significant downturn, depending upon the length, duration and severity of such a so-called "double-dip" recession, our results of operations, financial condition and cash flow would almost certainly be materially adversely affected again. Specifically, our revenues would likely decrease, we may be forced to consider further restructuring actions, we may need to increase our allowance for doubtful accounts, our days sales outstanding may increase and we could experience impairments to assets of certain of our businesses.

The discovery of any significant problems with our new EPA compliant engine platforms in North America could materially adversely impact our results of operations, financial condition and cash flows.

        We have received EPA and CARB certification for our heavy-duty ISX15 and mid-range ISB6.7, ISC8.3 and ISL9 engines which went into commercial production in early 2010. Certification of these engines confirms that our 2010 engine line-up for on-highway applications meets the near zero emissions levels required for all engines manufactured in 2010. The launch of these new platforms, which includes the introduction of SCR technology, will impact a number of our operating segments and is crucial to our success in North America. Although these engine platforms have undergone extensive testing and we believe that they are ready for production, the discovery of any significant problems in these platforms could result in delays in our product launches, recall campaigns, increased warranty costs, reputational risk and brand risk.

We may need to write off significant investments in our new light-duty diesel engine platforms if customer commitments further deteriorate.

        We began development of a new light-duty diesel engine platform in July 2006 to be used in a variety of on- and off-highway applications. Since that time, and as of December 31, 2009, we have capitalized investments of approximately $216 million. Market uncertainty due to the global recession has resulted in some customers delaying or cancelling their vehicle programs, while others remain on schedule. If customer expectations or volume projections further deteriorate from our current levels and we do not identify new customers, we may need to recognize an impairment charge and write the asset down to net realizable value.

We are vulnerable to supply shortages from single-sourced suppliers.

        For 2009, we single sourced approximately 70 to 80 percent of the total types of parts in our product designs. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers, including capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, weather emergencies or acts of war or terrorism. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers.

Government regulation could adversely affect our business.

        Our engines are subject to extensive statutory and regulatory requirements governing emissions and noise, including standards imposed by the EPA, the European Union, state regulatory agencies, such as the California Air Resources Board ("CARB") and other regulatory agencies around the world. We have made, and will be required to continue to make, significant capital and research expenditures to comply with these regulatory standards. Developing engines to meet changing government regulatory requirements, with different implementation timelines and emissions requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emissions. For example, we were required to develop new engines to comply with stringent emissions standards in the U.S. by January 1, 2010. While we were able to meet this and previous deadlines, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. Further, the successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.

Greenhouse gas legislation or regulation could adversely affect our business.

        There is growing consensus that some form of U.S. federal legislation and/or regulation may be forthcoming with respect to regulating manufacturers' greenhouse gas emissions. Any such regulation could result in the imposition on us of significant additional costs in the form of taxes, manufacturing restrictions and/or emission allowances. The impact of any future mandatory greenhouse gas legislative, regulatory and/or product standard requirements on our global businesses is dependent on the design, terms and applicability of the mandate or standard. We are unable to predict whether and/or the extent to which any of these potential requirements will be enacted or imposed upon us.

Our products are exposed to variability in material and commodity costs.

        Our businesses establish prices with our customers in accordance with contractual time frames; however, the timing of market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions. Additionally, higher material and commodity costs around the world may offset our efforts to reduce our cost structure. While we customarily enter into financial transactions to address some of these risks, there can be no assurance that commodity price fluctuations will not adversely affect our results of operations, financial condition and cash flows. In addition, while the use of commodity price hedging instruments may provide us with protection from adverse fluctuations in commodity prices, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in price. As a result, higher material and commodity costs, as well as hedging these commodity costs during periods of decreasing prices, both could result in declining margins.

We are subject to currency exchange rate and other related risks.

        We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. While we customarily enter into financial transactions to address these risks, there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. In addition, while the use of currency hedging instruments may provide us with protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

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

Further deterioration in the North American and European automotive industries could adversely impact our business.

        A number of companies in the global automotive industry continue to experience financial difficulties. In North America, General Motors Corporation ("GM"), Ford Motor Company and Chrysler Group, LLC ("Chrysler") have experienced declining markets; furthermore, GM and Chrysler have filed for, and then exited, bankruptcy under Chapter 11 of the U.S. bankruptcy code and have accepted substantial monetary infusions from the United States government. Automakers across Europe and Japan are also experiencing difficulties from a weakened economy and tightening credit markets. Because many of our suppliers also supply automotive industry participants, the difficult automotive industry conditions have also adversely affected our supply base. Lower production levels for some of our key suppliers, increases in certain raw material, commodity and energy costs and the global credit market crisis have resulted in severe financial distress among many companies within the automotive supply base. The continuation of financial distress within the automotive industry and our shared supply base and/or the subsequent bankruptcy of one or more additional automakers may lead to further supplier bankruptcies, commercial disputes, supply chain interruptions, supplier requests for company sponsored capital support or a collapse of the supply chain.

Significant declines in future financial and stock market conditions could diminish our pension plan asset performance and adversely impact our results of operations, financial condition and cash flows.

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

        Significant declines in future financial and stock market conditions could cause material losses in our pension plan assets, which could result in increased pension expense in future years and adverse changes to our financial condition. We may be legally required to make contributions to our U.S. pension plans in the future, and these contributions could be material. In addition, if local legal authorities increase the minimum funding requirements for our pension plans outside the U.S., we could be required to contribute more funds.

We are exposed to political, economic and other risks that arise from operating a multinational business.

        Approximately 52 percent of our net sales for 2009 were attributable to customers outside the U.S., compared to 59 percent in 2008. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

        As we continue to operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. There can be no assurance that the consequences of these and other factors relating to our multinational operations will not have a material adverse effect upon us.

Our business is exposed to risks of product liability claims.

        We face an inherent business risk of exposure to product liability claims in the event that our products' failure to perform to specification results, or is alleged to result, in property damage, bodily injury and/or death. We may experience material product liability losses in the future. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a significant product liability claim could have a material adverse effect upon us. In addition, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.

Our products are subject to recall for performance-related issues.

        Our products may be subject to recall for performance-related or safety-related issues. Product recalls subject us to harm to our reputation, loss of current and future customers, reduced revenue and product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue.

Our truck manufacturers and OEM customers may not continue to outsource their engine supply needs.

        Several of our engine customers, including PACCAR Inc., Volvo AB and Chrysler, are truck manufacturers or OEMs that manufacture engines for some of their own products. Despite their engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emissions capability, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. Increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could have a material adverse effect upon us.

Our operations are subject to extensive environmental laws and regulations.

        Our plants and operations are subject to increasingly stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing air emissions, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. While we believe that we are in compliance in all material respects with these environmental laws and regulations, there can be no assurance that we will not be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination and the amount of such liability could be material.

We rely on income from investees that we do not directly control.

        Our net income includes significant equity, royalty and interest income from investees that we do not directly control. For 2009, we recognized $214 million of equity, royalty and interest income from investees. The majority of our equity, royalty and interest income from investees comes from our 13 unconsolidated North American distributors, and from two of our joint ventures in China, Dongfeng Cummins Engine Company, Ltd. ("DCEC") and Chongqing Cummins Engine Company, Ltd. ("CCEC"). Our equity ownership interests in our unconsolidated North American distributors generally range from 30 percent to 50 percent. We have 50 percent equity ownership interests in DCEC and CCEC. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or operations, which put a substantial portion of our net income at risk from the actions or inactions of these other entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect upon us.

We face reputational and legal risk from affiliations with foreign joint venture partners.

        Several of our joint venture partners are domiciled in areas of the world with laws, rules and business practices that differ from those in the U.S. Although we strive to select joint venture partners who share our values and understand our reporting requirements as a U.S. domiciled company and to ensure that an appropriate business culture exists within these ventures to minimize and mitigate our risk, we nonetheless face the reputational and legal risk that our joint venture partners will violate applicable laws, rules and business practices.

Unanticipated changes in our tax provisions, the adoption of new U.S. tax legislation or exposure to additional income tax liabilities could adversely affect our profitability.

        We are subject to ongoing tax audits in various U.S. and foreign jurisdictions. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of these or subsequent tax audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision.

        Our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S.

        President Obama's administration has recently announced proposals for new U.S. tax legislation that, if adopted, could adversely affect our tax rate. The proposed changes that could have an impact include the deferral of certain U.S. income tax deductions and foreign tax credit reform. Although the scope of the proposed changes is unclear, it is possible that these or other changes in the U.S. tax laws could increase our effective tax rate and adversely affect our profitability. In addition, as a result of the economic recession, many states are considering new tax legislation to raise revenues and reduce their spending deficits. Implementation of any of these new tax laws could adversely affect us.

We may be adversely impacted by work stoppages and other labor matters.

        As of December 31, 2009, we employed approximately 34,900 persons worldwide. Approximately 13,200 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2010 and 2014. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers have unionized work forces. Work stoppages or slow-downs experienced by our customers could result in slow-downs or closures at vehicle assembly plants where our engines are installed. If one or more of our customers experience a material work stoppage, it could have a material adverse effect on our operations.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Manufacturing Facilities

        Our principal manufacturing facilities include our plants used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.
Engine	Indiana: Columbus, Seymour	Belgium: Mechelen
	Tennessee: Memphis	Brazil: Sao Paulo
	New York: Lakewood	India: Pune
	North Carolina: Whitakers	Mexico: San Luis Potosi
United Kingdom (U.K.): Darlington, Daventry
Singapore: Singapore SG
Power Generation	Indiana: Elkhart	Brazil: Sao Paulo
	Minnesota: Fridley	China: Wuxi, Wuhan
Germany: Karlshuld, Ingolstadt
India: Pune, Daman, Ahmendnagar, Ranjangaon
Mexico: San Luis Potosi
Romania: Craiova
Singapore: Singapore SG
U.K.: Margate, Manston, Stamford
Components	Indiana: Columbus Iowa: Lake Mills Ohio: Findlay South Carolina: Ladson, Charleston Tennessee: Cookeville Texas: El Paso Wisconsin: Janesville, Mineral Point, Arcadia, Black River Falls, Viroqua
Australia: Scoresby, Kilsyth
 Brazil: Sao Paulo
 China: Beijing, Hubei Sheng, Shangai, Wuxi
 France: Quimper
 India: Pune, Daman, Dewas, Pithampur
 Japan: Tokyo
 Mexico: Ciudad Juarez, San Luis Potosi
 Singapore: Singapore SG
 South Africa: Pretoria, Johannesburg
 U.K.: Darlington, Huddersfield

        In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.K., China, India, Japan, Pakistan, South Korea, Turkey and Indonesia.

 Distribution Facilities

        The principal distribution facilities used by our Distribution segment are located in the following locations:

U.S. Facilities	Facilities Outside the U.S.
Connecticut: Rocky Hill	Australia: Scoresby
Maryland: Baltimore	Belgium: Mechelen
New Jersey: Newark	China: Beijing, Shanghai
New York: Bronx	Germany: Gross Gerau
Pennsylvania: Bristol, Harrisburg	India: Pune
Japan: Tokyo
Russia: Moscow
Singapore: Singapore SG
South Africa: Johannesburg
U.K.: Wellingborough
United Arab Emirates: Dubai

Headquarters and Other Offices

        Our Corporate Headquarters are located in Columbus, Indiana. Additional marketing and operational headquarters are in the following locations:

U.S. Facilities	Facilities Outside the U.S.
Indiana: Columbus, Indianapolis	China: Beijing, Shanghai
Tennessee: Franklin, Nashville	India: Pune
Washington DC	U.K.: Staines, Stockton

Item 3.    Legal Proceedings

        We are subject to numerous lawsuits and claims arising out of the ordinary course of our business, including actions related to product liability; personal injury; the use and performance of our products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of our business; tax reporting in foreign jurisdictions; distributor termination; workplace safety; and environmental matters. We also have been identified as a potentially responsible party at multiple waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites, as more fully described in Item 1 of this Form 10-K under "Environmental Compliance-Other Environmental Statutes and Regulations." We have denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings. We carry various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us with respect to these lawsuits, claims and proceedings. We do not believe that these lawsuits are material individually or in the aggregate. While we believe we have also established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

        In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage. We have submitted a claim for $237 million to our insurance carriers, which includes a claim for business interruption. Our insurance carriers have disputed certain aspects of our claim and each party has filed suit against the other. Although we believe that we should be insured against the full amount of such claim, there can be no assurance that we will be successful in pursuing these claims.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of our shareholders during the last quarter of 2009.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        (a)   Our common stock, par value $2.50 per share, is listed on the NYSE under the symbol "CMI." For information about the quoted market prices of our common stock, information regarding dividend payments and the number of common stock shareholders, see "Selected Quarterly Financial Data" in this report. For other matters related to our common stock and shareholders' equity, see Note 15, "CUMMINS INC. SHAREHOLDERS' EQUITY," to the Consolidated Financial Statements.

        (b)   Use of proceeds—not applicable.

        (c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 28 - November 1, 2009	—	$—	—	320,635
November 2 - November 29, 2009	475,995	46.63	435,000	281,197
November 30 - December 31, 2009	21,942	46.46	—	256,791

Total	497,937	$46.62	435,000

(1)
Shares purchased represent shares under the 2007 Board authorized repurchase program (for up to $500 million of our common shares) and our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan).

(2)
These values reflect shares held in loan status for our Key Employee Stock Investment Plan. The $500 million repurchase program authorized by our Board of Directors in 2007 does not limit the number of shares that may be purchased and was excluded from this column.

        In December 2007, our Board of Directors authorized us to acquire an additional $500 million of our common stock. This authorization does not have an expiration date. In 2008, we acquired $128 million followed by a further $20 million in 2009, leaving $352 million available for purchase under this authorization at December 31, 2009. We announced in February 2009 that we temporarily suspended our stock repurchase program to conserve cash. We lifted the suspension in October 2009 and will from time to time repurchase stock.

        During the fourth quarter of 2009, we repurchased 62,937 shares of common stock from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. We hold participants' shares as security for the loans and would, in effect, repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

 Performance Graph (Unaudited)

        The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Our peer group included ArvinMeritor Inc., Caterpillar, Inc., Deere & Company, Eaton Corporation, Ingersoll-Rand Company Ltd., Navistar International Corporation and PACCAR Inc. We have a unique business and selected peers that we believe are the most closely aligned with our business. Each of the three measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG CUMMINS, INC.,
S&P 500 INDEX AND CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON JAN. 01, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2009

Item 6.    Selected Financial Data

        The selected financial information presented below for each of the five years ended December 31, 2009, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In millions, except per share amounts	2009	2008	2007	2006	2005
For the years ended December 31,
Net sales	$10,800	$14,342	$13,048	$11,362	$9,918
U.S. percentage of sales	48%	41%	46%	50%	49%
Non-U.S. percentage of sales	52%	59%	54%	50%	51%
Gross margin	2,169	2,940	2,556	2,465	2,044
Research, development and engineering expenses	362	422	329	321	278
Equity, royalty and interest income from investees	214	253	205	140	131
Interest expense	35	42	58	96	109
Net income(1)	484	818	788	759	582
Net income attributable to Cummins Inc.(1)(2)	428	755	739	715	550
Net earnings per share attributable to Cummins Inc.(3)
Basic	$2.17	$3.87	$3.72	$3.76	$3.11
Diluted	2.16	3.84	3.70	3.55	2.75
Cash dividends declared per share	0.70	0.60	0.43	0.33	0.30
Cash flows from operations	$1,137	$987	$810	$840	$760
Capital expenditures	310	543	353	249	186
At December 31,
Cash and cash equivalents	$930	$426	$577	$840	$779
Total assets	8,816	8,519	8,195	7,465	6,885
Long-term debt	637	629	555	647	1,213
Total equity(4)	4,020	3,480	3,702	3,056	2,089

(1)
For the year ended December 31, 2009, net income includes $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries. For the year ended December 31, 2008, net income includes a $37 million restructuring charge, a $36 million decrease in cash surrender value in corporate owned life insurance and $5 million of losses related to flood damage recoveries.

(2)
On January 1, 2009, we adopted changes issued by the Financial Accounting Standards Board to consolidation accounting and reporting. These changes, among others, require that minority interests be renamed noncontrolling interests and a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.

(3)
All per share amounts have been adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008.

(4)
During 2006, we adopted the provisions of employers' accounting for defined benefit pension and other postretirement plans under accounting principles generally accepted in the United States of America (GAAP), which resulted in a $94 million non-cash charge to equity. In 2008, we recorded a $433 million non-cash charge to equity to reflect losses associated with the effect of market conditions on our pension plans.

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
  Application of Critical Accounting Estimates

  •
  Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

        We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration, exhaust aftertreatment, fuel systems, controls and air handling systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., Daimler Trucks North America, Chrysler Group, LLC, Volvo AB, Ford Motor Company, Komatsu, MAN Nutzfahrzeuge AG (formerly Volkswagen) and Case New Holland. We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

        Our reportable operating segments consist of the following: Engine, Power Generation, Components and Distribution. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military. The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators. The Components segment sells filtration products, exhaust aftertreatment systems, turbochargers and fuel systems. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

        Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and our customers' access to credit. Our sales may also be impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in markets we serve generally result in reductions in sales and pricing of our products. As a worldwide business, our operations are also affected by political, economic and regulatory matters, including environmental and emissions standards, in the countries we serve. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer and the economy of any single country on our consolidated results.

        The global economic downturn in 2009 extensively challenged most of our businesses and the markets in which they operate. All of our operating segments incurred double digit declines in net sales and three business units incurred a decrease in EBIT ranging from 44 percent to 56 percent. Our joint ventures throughout the world also experienced severe downturns in operating results causing income from equity investees to decline 15 percent. We experienced significant decreases in market demand for many of our products. The challenging worldwide economy impacted all of our business units in different ways. Our Power Generation and Distribution businesses, which have longer lead times, began to see declines in 2009 while our other businesses started to experience declines in the second half of 2008, especially in the fourth quarter. Demand in most of our markets around the world appears to have reached bottom and we believe those markets have stabilized at these lower levels. We are also seeing improvements in emerging markets including China, India and Brazil. The economy in the United States (U.S.), while showing some signs of recovery, still remains fragile and unemployment continues to remain high. In the second half of 2009, we experienced increased sales in our global engine markets and in North America, we experienced a temporary increase in engine (and related component) demand prior to the 2010 emissions standard change. The increased demand was consistent with sales trends we observed in prior emissions implementations and was the primary reason for sales to U.S. markets increasing to 48 percent of total net sales in 2009, compared with 41 percent of total net sales in 2008. Throughout the year, we took actions to align our businesses with reduced customer demand, particularly in the first nine months of 2009. These actions included global workforce reductions and closing certain manufacturing operations. Costs associated with these restructuring actions, in conjunction with significantly reduced demand and volumes, negatively impacted our operating results in 2009 compared to 2008 and 2007 results. At the same time, we took actions which enabled us to end the year with a stronger balance sheet. We closely monitored our receivables and customer relationships, reduced inventories 25 percent, reduced capital expenditures 43 percent and increased our cash and marketable securities by over $0.6 billion, generating over $1.1 billion in cash from operations. At the same time, we lowered our debt to capital ratio, maintained our credit ratings, improved our pension funding through increased contributions and strong returns and our $1.1 billion line of credit remains unused.

        As a result of the temporary increase in sales in the second half of 2009, and the challenging economy, we expect new Environmental Protection Agency (EPA) emission compliant engine and component demand will be weak in the first half of 2010. Excluding the emerging markets, we expect overall demand in most of our businesses to remain at relatively low levels for the first half of 2010.

        While we expect overall demand for most of our products to be weak in the first half of 2010, with some improvements in demand in emerging markets, the actions that we initiated in late 2008 and throughout 2009 will continue to enable us to navigate through the challenging economic environment and will position us to respond to market conditions when and where they improve. Our short term priorities remain:

  •
  continue to earn a solid profit;

  •
  continue to align our cost structure and manufacturing capacity with real demand for our products;

  •
  continue to invest in critical technologies, products and capacity; and

  •
  continue to demonstrate that we care about our customers more than anyone else.

        Net income attributable to Cummins Inc. was $428 million, or $2.16 per diluted share, on sales of $10.8 billion, compared to 2008 net income attributable to Cummins Inc. of $755 million, or $3.84 per diluted share, on sales of $14.3 billion. The decrease in income was driven by a 25 percent decrease in net sales and a 26 percent decrease in gross margin, as we were impacted by lower demand across most of our businesses. Focused cost reduction efforts helped mitigate the impact of lower volumes. Restructuring and other charges in 2009 were $99 million ($65 million after-tax, or $0.33 per diluted share). For a detailed discussion of restructuring see Note 3, "RESTRUCTURING AND OTHER CHARGES," to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2009 vs. 2008		2008 vs. 2007
In millions, except per share amounts	2009	2008	2007	Amount	Percent	Amount	Percent
Net sales	$10,800	$14,342	$13,048	$(3,542)	(25)%	$1,294	10%
Cost of sales	8,631	11,402	10,492	2,771	24%	(910)	(9)%

Gross margin	2,169	2,940	2,556	(771)	(26)%	384	15%
Operating expenses and income
Selling, general and administrative expenses	1,239	1,450	1,296	211	15%	(154)	(12)%
Research, development and engineering expenses	362	422	329	60	14%	(93)	(28)%
Equity, royalty and interest income from investees	214	253	205	(39)	(15)%	48	23%
Restructuring and other charges	99	37	—	(62)	NM	(37)	NM
Other operating (expense) income, net	(1)	(12)	22	11	92%	(34)	NM

Operating income	682	1,272	1,158	(590)	(46)%	114	10%
Interest income	8	18	36	(10)	(56)%	(18)	(50)%
Interest expense	35	42	58	7	17%	16	28%
Other (expense) income, net	(15)	(70)	33	55	79%	(103)	NM

Income before income taxes	640	1,178	1,169	(538)	(46)%	9	1%
Income tax expense	156	360	381	204	57%	21	6%

Net income	484	818	788	(334)	(41)%	30	4%
Less: Net income attributable to noncontrolling interests	56	63	49	7	11%	(14)	(29)%

Net income attributable to Cummins Inc.	$428	$755	$739	$(327)	(43)%	$16	2%

Diluted earnings per share attributable to Cummins Inc.	$2.16	$3.84	$3.70	$(1.68)	(44)%	$0.14	4%

Percent of sales
Gross margin	20.1%	20.5%	19.6%	(0.4)%		0.9%
Selling, general and administrative expenses	11.5%	10.1%	9.9%	(1.4)%		(0.2)%
Research, development and engineering expenses	3.4%	2.9%	2.5%	(0.5)%		(0.4)%

2009 vs. 2008

Net Sales

        Net sales decreased in all segments primarily due to lower demand as a result of the global economic downturn. The primary drivers were:

  •
  Engine segment sales declined by 27 percent primarily due to industrial sales decreasing by 40 percent and on-highway sales decreasing by 16 percent.

  •
  Power Generation segment sales declined by 31 percent due to declines in all lines of business led by the commercial products line of business.

  •
  Components segment sales declined by 25 percent due to declines in all lines of business led by the filtration and turbochargers businesses.

  •
  Distribution segment sales declined by 18 percent.

        A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.

Gross Margin

        Significant drivers of the change in gross margins were as follows:

In millions	2009 vs. 2008 Increase (Decrease)
Volume/Mix	$(1,228)
Price	252
Production costs	132
Warranty expense	46
Material Costs	13
Currency	8
Other	6

Total	$(771)

        Gross margin decreased by $771 million, and as a percentage of sales decreased by 0.4 percentage points. The decrease was led by lower volumes which were partially offset by increased engine purchases ahead of the January 1, 2010, emissions standards change, improved pricing and decreased production costs. The overall decrease in volumes was due to lower sales resulting from the global economic downturn. Our warranty provision on sales in 2009 was 3.3 percent compared to 2.9 percent in 2008. Our 2008 warranty expense included $117 million recorded in the fourth quarter associated with increases in the estimated warranty liability primarily for certain mid-range engine products launched in 2007. The accrual rates in 2009 for these related engine products were higher than those recorded in 2008 before this change in estimate. As such, our warranty as a percent of sales for these engine families is higher on products sold in 2009 than it was in 2008. Overall, our relative product mix also impacted the rate as a percent of sales when comparing these two periods.

        A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses decreased primarily due to a decrease of $74 million in discretionary spending, in order to conserve cash, and a decrease of $71 million in compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Salaries and fringe benefits decreased due to severance actions taken throughout 2009. Overall selling, general and administrative expenses as a percentage of sales increased to 11.5 percent in 2009 from 10.1 percent in 2008, primarily due to the 25 percent decrease in net sales.

Research, Development and Engineering Expenses

        Research, development and engineering expenses decreased primarily due to a decrease in the number of engineering projects to conserve cash while focusing on the development of critical technologies and new products and increased reimbursements from third parties for engineering projects. Overall, research, development and engineering expenses as a percentage of sales increased to 3.4 percent in 2009 from 2.9 percent in 2008, primarily due to the 25 percent decrease in net sales.

Equity, Royalty and Interest Income from Investees

        Equity, royalty and interest income from investees decreased primarily due to the following changes in equity income:

Increase/(Decrease)
In millions	2009 vs. 2008
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$(22)
Cummins MerCruiser Diesel, LLC (MerCruiser)	(13)

        These decreases were primarily due to lower demand as a result of the global economic conditions. The effects of the global economic downturn were partially offset by modest increases in some markets.

Other Operating (Expense) Income, Net

        Other operating (expense) income was as follows:

	Years ended December 31,
In millions	2009	2008
Flood damage gain (loss)(1)	$12	$(5)
Royalty income	8	12
Royalty expense	(7)	(10)
Amortization of other intangibles	(7)	(13)
(Loss) gain on sale of fixed assets	(8)	5
Other, net	1	(1)

Total other operating (expense) income, net	$(1)	$(12)

(1)
The flood gain represents flood insurance proceeds received during the third and fourth quarters of 2009 which more than offset flood related expenses recognized in 2008 and 2009.

Interest Income

        Interest income decreased primarily due to lower interest rates in 2009 compared to 2008.

Interest Expense

        Interest expense decreased primarily due to declining short-term interest rates.

Other (Expense) Income, Net

        Other (expense) income was as follows:

	Years ended December 31,
In millions	2009	2008
Foreign currency loss(1)	$(20)	$(46)
Bank charges	(14)	(12)
Change in cash surrender value of corporate owned life insurance(2)	(4)	(36)
Dividend income	5	6
Other, net	18	18

Total other (expense) income, net	$(15)	$(70)

(1)
The foreign currency exchange losses in 2009 and 2008 were due to unfavorable currency fluctuations, especially with the British Pound and the Brazilian Real in 2009 and the British Pound, the Euro, the Australian Dollar and the Indian Rupee in 2008.

(2)
The change in the cash surrender value of corporate owned life insurance was due to market deterioration, especially in the fourth quarter of 2008, which included the write down of certain investments to zero.

Income Tax Expense

        Our income tax rates are generally less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2009 was 24.4 percent compared to 30.6 percent for 2008. The decrease is due to tax on foreign earnings, which are subject to lower tax rates, and an increase in research tax credits. Our 2009 income tax provision also includes a $29 million (4.5 percent) reduction in the fourth quarter related to adjustments to deferred tax accounts. We released $19 million (3.0 percent) of deferred tax liabilities on foreign earnings, now considered to be permanently reinvested outside the U.S. and recorded a deferred tax asset of $10 million (1.5 percent) related to prior period matters.

        We expect our 2010 effective tax rate to be 32 percent excluding any discrete items that may arise. The research tax credit expired December 31, 2009 and has not yet been renewed by Congress. If the research credit is extended, we would anticipate the 2010 effective tax rate to drop to 30 percent.

Noncontrolling Interests

        Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests decreased primarily due to lower income of $8 million at Cummins India Limited, a publicly traded company at various exchanges in India, as a result of the decline in demand due to the global economic downturn. There were no other individual fluctuations in the subsidiaries that were significant.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

        Net income attributable to Cummins Inc. and diluted earnings per share attributable to Cummins Inc. decreased primarily due to significantly lower volumes, restructuring and other charges and decreased equity income partially offset by a lower effective tax rate.

Outlook

Near-Term:

        Many of the markets we serve have slowed significantly as a result of the credit crisis and the challenging global economic environment; however, demand in most of our markets appears to have reached bottom and we are seeing signs that markets have stabilized at these levels. We are also seeing improvement in emerging markets including China, India and Brazil. Consistent with prior emissions standards implementation, the North American on-highway markets experienced increased demand prior to the implementation of the EPA's 2010 emissions standards. Based on our prior experience we expect EPA 2010 engine and component sales to on-highway OEM customers to be very weak in the first half of 2010. In most of our other markets we expect demand to remain stable with current levels for the first half of 2010, while we expect emerging markets to have sales comparable to 2008 levels.

Long-Term:

        While there is uncertainty in the near-term market as a result of the current economic conditions and market dynamics surrounding the EPA 2010 emissions standards change, we are confident that opportunities for long-term growth and profitability will continue in the future.

2008 vs. 2007

Net Sales

        Net sales increased in all segments due to the following drivers.

  •
  Our commercial power generation business experienced increased demand, especially internationally.

  •
  We increased our market share in North American (includes the U.S. and Canada and excludes Mexico) heavy-duty truck and medium-duty truck and bus markets.

  •
  Demand in industrial engine markets increased, particularly the international construction and commercial marine markets.

  •
  Our Distribution segment benefited from increased demand as well as the acquisition of a majority interest in three previously independent distributors.

  •
  Our turbocharger and emissions solutions businesses experienced increased demand.

  •
  We had a favorable impact from foreign currency translation.

        A detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.

Gross Margin

        Significant drivers of the change in gross margin were as follows:

In millions	2008 vs. 2007 Increase (Decrease)
Price	$402
Volume/Mix	227
Production costs	47
Currency	47
Warranty expense	(179)
Material costs	(173)
Other	13

Total	$384

        Gross margin increased by $384 million, and as a percentage of sales increased by 0.9 percentage points. Benefits from increased pricing and a more favorable volume/mix of products sold were partially offset by higher material costs reflecting the increase in commodity prices during the year and higher warranty expense. Our warranty expense reflected favorable warranty experience for some engine products and our provision related to sales in 2008 was 2.9 percent of sales, down from 3.1 percent in 2007. This result was more than offset by negative trends primarily in certain mid-range engine products launched in 2007 for which we recorded additional warranty liability of approximately $117 million in the fourth quarter of 2008.

        A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased primarily due to increased consulting expenses of $36 million, increased compensation and related expenses of approximately $34 million and the acquisition of a majority ownership interest in three previously independent North American distributors. Increased headcount and compensation and related expenses included salaries, variable compensation and fringe benefits across the business in support of higher volumes and business growth. Overall, selling, general and administrative expenses as a percentage of sales increased to 10.1 percent in 2008 from 9.9 percent in 2007.

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

Equity, Royalty and Interest Income from Investees

        Equity, royalty and interest income from investees decreased primarily due to the following:

Increase/(Decrease)
In millions	2008 vs. 2007
North American Distributors	$17
Dongfeng Cummins Engine Company, Ltd. (DCEC)	14
Royalty and interest income	9
Chongqing Cummins Engine Company, Ltd. (CCEC)	8
Shanghai Fleetguard Filter Co., Ltd.	2
Tata Cummins Ltd. (TCL)	(6)
MerCruiser	(8)

        Results from our North American distributors increased primarily due to income from a joint venture which we formed in the fourth quarter of 2007. DCEC sales increased largely due to prebuy activity in the first half of 2008 prior to a mid-year emissions change. CCEC increased primarily due to increased sales volumes. TCL experienced decreased sales volumes for the year while MerCruiser profits declined due to significant deterioration in the recreational marine market and increased research, development and engineering expenses.

Other Operating (Expense) Income, Net

        Other operating (expense) income was as follows:

	Years ended December 31,
In millions	2008	2007
Royalty income	$12	$7
Gain on sale of fixed assets(1)	5	22
Flood damage loss	(5)	—
Royalty expense	(10)	(4)
Amortization of other intangibles(2)	(13)	(1)
Other, net	(1)	(2)

Total other operating (expense) income, net	$(12)	$22

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

Other (Expense) Income, Net

        Other (expense) income was as follows:

	Years ended December 31,
In millions	2008	2007
Change in cash surrender value of corporate owned life insurance(1)	$(36)	$—
Bank charges	(12)	(12)
Foreign currency (losses) gains(2)	(46)	28
Dividend income	6	5
Other, net	18	12

Total other (expense) income, net	$(70)	$33

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

Income Tax Expense

        Our income tax rates are generally less than the 35 percent U.S. income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2008 was 30.6 percent compared to 32.6 percent for 2007. The decrease is primarily due to greater foreign earnings in 2008, which are subject to lower tax rates. Our 2008 income tax provision also included a $10 million (0.8 percent) reduction in the fourth quarter due to the legislative reinstatement of the U.S. research tax credit.

Noncontrolling Interests

        Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests increased primarily due to higher income of $10 million at Cummins India Limited, a publicly traded company at various exchanges in India, due to the creation of a new export business in 2008 and favorable price adjustments for high horsepower products. There were no other individual fluctuations in the subsidiaries that were significant.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

        Net income attributable to Cummins Inc. and diluted earnings per share attributable to Cummins Inc. increased primarily due to higher volumes, improved margins, higher equity income and a lower effective tax rate. These increases were partially offset by warranty expense, restructuring charges and investment losses primarily occurring during the fourth quarter of 2008, in addition to unfavorable foreign currency effects.

RESTRUCTURING AND OTHER CHARGES

2009 Restructuring Actions

        In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the continuing deterioration in the global economy. We reduced our global workforce by approximately 1,000 professional employees. In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 3,200 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations. Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan. Estimates of restructuring were made based on information available at the time charges were recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.

        We incurred $2 million of restructuring expenses for lease terminations and $5 million of restructuring expenses for asset impairments in response to closures and downsizing noted above. During 2009, we recorded a total pre-tax restructuring charge of $85 million, comprising $90 million of charges related to 2009 actions net of the $3 million favorable change in estimate related to 2008 actions and the $2 million favorable change in estimate related to earlier 2009 actions, in "Restructuring and other charges" in our Consolidated Statements of Income. These restructuring actions included:

In millions	Year ended December 31, 2009
Workforce reductions	$81
Exit activities	7
Other	2
Changes in estimate	(5)

Total restructuring charges	85
Curtailment loss	14

Total restructuring and other charges	$99

        In addition, as a result of the restructuring actions described above, we also recorded a $14 million curtailment loss in our pension and other postretirement plans. See Note 12, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to our Consolidated Financial Statements for additional detail.

        At December 31, 2009, of the approximately 4,200 employees affected by this plan, all terminations were substantially complete. If the 2009 restructuring actions are successfully implemented, we expect the annualized savings from the professional actions to be approximately $50 million. Our charge related to the professional actions was approximately $30 million. Approximately 40 percent of the savings from the restructuring actions will be realized in cost of sales, 45 percent in selling, general and administrative expenses and 15 percent in research, development and engineering expenses. We expect the accrual to be paid in cash which will be funded with cash generated from operations.

        The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods. The restructuring related accruals were recorded in "Other accrued expenses" in our Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Other	Total
2009 Restructuring charges	$81	$7	$2	$90
Cash payments for 2009 actions	(70)	(1)	—	(71)
Noncash items	—	(5)	(2)	(7)
Changes in estimates	(2)	—	—	(2)
Translation	1	—	—	1

Balance at December 31, 2009	$10	$1	$—	$11

        We do not include restructuring and other charges in our operating segment results. The pre-tax impact of allocating restructuring and other charges to the segment results would have been as follows:

In millions	Year ended December 31, 2009
Engine	$47
Power Generation	12
Components	35
Distribution	5

Total restructuring charges	$99

2008 Restructuring Actions

        We executed restructuring actions primarily in the form of voluntary and involuntary separation programs in the fourth quarter of 2008. These actions were in response to the continued deterioration in our U.S. businesses and most key markets around the world in the second half of 2008, as well as a reduction in orders in most U.S. and global markets for 2009. We reduced our worldwide professional workforce by approximately 650 employees, or 4.5 percent. We offered a voluntary retirement package to certain active professional employees in the U.S. based on a clearly defined set of criteria. We also took voluntary and involuntary actions which included approximately 800 hourly employees, the majority of which received severance benefits. The compensation packages contained salary and continuation of benefits, including health care, life insurance and outplacement services. The voluntary retirement package was accepted by approximately 150 employees. The remaining professional reductions of 500 employees were involuntary. The expenses recorded during the year ended December 31, 2008, included severance costs related to both voluntary and involuntary terminations. During 2008, we incurred a pre-tax charge related to the professional and hourly restructuring initiatives of approximately $37 million.

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

        At December 31, 2008, of the approximately 1,450 employees affected by this plan, 1,250 had been terminated. All terminations were substantially complete as of December 31, 2009. We expect the 2008 restructuring actions to yield approximately $45 million to $50 million in annual savings from professional actions. Approximately 41 percent of the savings from the restructuring actions will be realized in cost of sales, 44 percent in selling, general and administrative expenses, and 15 percent in research, development and engineering expenses.

        The table below summarizes the balance of accrued restructuring expenses for 2008 actions, which were included in the balance of "Other accrued expenses" in our Consolidated Balance Sheets as of December 31, 2009 and 2008:

In millions	Severance Costs
2008
Restructuring charges	$37
Cash payments for 2008 actions	(3)

Balance at December 31, 2008	34
2009
Cash payments for 2008 actions	(31)
Change in estimate	(3)

Balance at December 31, 2009	$—

        We do not include restructuring charges in the segment results. The pre-tax impact of allocating restructuring charges for the year ended December 31, 2008, would have been as follows:

In millions
Engine	$17
Power Generation	3
Components	15
Distribution	2

Total restructuring charges	$37

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

        We use segment EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) as a primary basis for the chief operating decision-maker to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

        The accounting policies of our operating segments are the same as those applied in our Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, restructuring and other charges, investment gains or losses, flood damage gains or losses, or income taxes to individual segments. Segment EBIT may not be consistent with measures used by other companies.

Engine Segment Results

        Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,
				2009 vs. 2008		2008 vs. 2007
In millions	2009	2008	2007	Amount	Percent	Amount	Percent
External sales	$5,582	$7,432	$7,129	$(1,850)	(25)%	$303	4%
Intersegment sales	823	1,378	1,053	(555)	(40)%	325	31%

Total sales	6,405	8,810	8,182	(2,405)	(27)%	628	8%
Depreciation and amortization	185	180	176	(5)	(3)%	(4)	(2)%
Research, development and engineering expenses	241	286	222	45	16%	(64)	(29)%
Equity, royalty and interest income from investees	54	99	92	(45)	(45)%	7	8%
Interest income	3	10	26	(7)	(70)%	(16)	(62)%
Segment EBIT	252	535	589	(283)	(53)%	(54)	(9)%
Segment EBIT as a percentage of net sales	3.9%	6.1%	7.2%	(2.2) percentage points		(1.1) percentage points

        A summary and discussion of Engine segment net sales by market follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2009 vs. 2008		2008 vs. 2007
In millions	2009	2008	2007	Amount	Percent	Amount	Percent
Heavy-duty truck	$1,996	$2,308	$1,948	$(312)	(14)%	$360	18%
Medium-duty truck and bus	1,232	1,550	1,284	(318)	(21)%	266	21%
Light-duty automotive and RV	688	804	1,340	(116)	(14)%	(536)	(40)%

Total on-highway	3,916	4,662	4,572	(746)	(16)%	90	2%
Industrial	1,821	3,029	2,676	(1,208)	(40)%	353	13%
Stationary power	668	1,119	934	(451)	(40)%	185	20%

Total sales	$6,405	$8,810	$8,182	$(2,405)	(27)%	$628	8%

        A summary of unit shipments by engine classification (including unit shipments to Power Generation) follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Amount	Percent	Amount	Percent
Mid-range	269,200	418,300	486,800	(149,100)	(36)%	(68,500)	(14)%
Heavy-duty	85,900	108,300	91,400	(22,400)	(21)%	16,900	18%
High-horsepower	13,400	20,600	18,500	(7,200)	(35)%	2,100	11%

Total unit shipments	368,500	547,200	596,700	(178,700)	(33)%	(49,500)	(8)%

2009 vs. 2008

Net Sales

        Engine segment sales experienced deterioration across all major markets, versus 2008, as a result of the global economic downturn. The following are the primary drivers by market.

  •
  Industrial market sales decreased due to deterioration in units sold in the construction, marine and mining markets by 63 percent, 45 percent and 50 percent, respectively.

  •
  Stationary power market sales declined due to decreased sales to the Power Generation segment as it used existing inventory to meet declining customer demand.

  •
  Medium-duty truck sales decreased significantly due to a 35 percent decline in international truck units sold as a result of the global economic downturn. The U.S. market was impacted by the economic downturn; however, this was partially offset by increased sales ahead of the January 1, 2010, emissions standards change and improving market share.

  •
  Heavy-duty truck sales declined as international units sold were down 64 percent. We experienced a decline in Mexican heavy-duty sales due to an increase in heavy-duty truck sales in the first six months of 2008 resulting from the increased activity ahead of Mexico's July 1, 2008, new emissions requirements, appreciation of the U.S. dollar and an influx of used trucks into the market from the U.S. and Canada permitted under a new law. Although U.S. truck fleets experienced financial challenges due to a lack of freight and limited access to credit, our U.S. heavy-duty sales ended the year flat as a result of increased sales in the fourth quarter of 2009 ahead of the January 1, 2010, emissions standards change and improving market share.

        Total on-highway-related sales were 61 percent of total Engine segment sales, compared to 53 percent in 2008.

Segment EBIT

        Engine segment EBIT decreased primarily due to lower gross margin and equity, royalty and interest income from investees which were partially offset by decreased selling, general and administrative expenses and decreased research, development and engineering expenses. Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2009 vs. 2008 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(330)	(24)%	0.6%
Selling, general and administrative expenses	57	9%	(1.7)%
Research, development and engineering expenses	45	16%	(0.6)%
Equity, royalty and interest income from investees	(45)	(45)%	NM

        The decrease in gross margin was primarily due to lower engine volumes in most markets as a result of the global economic downturn, which was partially offset by increased sales in the U.S. in the fourth quarter of 2009 ahead of the January 1, 2010, emissions standards change, price improvements and by cost reduction activities at our manufacturing plants. Equity, royalty and interest income from investees decreased due to significantly lower demand at DCEC, Komatsu-Cummins Engine Company (KCEC) and Cummins MerCruiser Diesel Marine LLC. The decrease in selling, general and administrative expenses and research, development and engineering expenses was primarily due to lower discretionary spending, higher recovery of engineering expenses from third parties and decreased payroll costs as the result of restructuring actions.

2008 vs. 2007

Net Sales

        Engine segment sales increased compared to 2007. The following are the primary drivers by market.

  •
  Heavy-duty sales increased primarily due to an increase in our market share in the North American (includes the U.S. and Canada and excludes Mexico) heavy-duty truck markets, increased Mexican heavy-duty truck sales in the first six months of 2008 resulting from the pre-buy activity ahead of Mexico's July 1, 2008, new emissions requirements and weaker demand in the first six months of 2007 resulting from the 2006 pre-buy to replace trucks ahead of the 2007 emissions standards change.

  •
  Industrial market sales increased primarily related to strength in commercial marine and construction markets.

  •
  Medium-duty truck sales increased due to increased demand in global medium-duty truck markets, primarily due to our market share increases in the North American medium-duty truck market, weaker demand in the first six months of 2007 resulting from the 2006 pre-buy to replace trucks ahead of the 2007 emissions standards change and strong demand in Latin America driven by strong economic conditions in Brazil in 2008.

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

Segment EBIT

        Engine segment EBIT decreased primarily due to increased research, development and engineering and increased selling, general and administrative expenses which were partially offset by increased gross margin. Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2008 vs. 2007 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$73	6%	(0.3)%
Selling, general and administrative expenses	(30)	(5)%	(0.1)%
Research, development and engineering expenses	(64)	(29)%	(0.5)%

        The increase in research, development and engineering expenses was the result of increased spending on emissions related programs. The increased selling, general and administrative expenses was primarily due to higher payroll costs as the result of salary increases and an increase in the number of segment employees during the year. The increase in gross margin was primarily due to price improvements, especially in industrial engines and parts, and favorable product mix in the on-highway market. The increase in gross margin was partially offset by increased warranty expense from the increased mix of newer emissions-driven products and higher repair costs on certain engines and increased material prices due to higher commodity prices during the year.

Power Generation Segment Results

        Financial data for the Power Generation segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2009 vs. 2008		2008 vs. 2007
In millions	2009	2008	2007	Amount	Percent	Amount	Percent
External sales	$1,879	$2,601	$2,375	$(722)	(28)%	$226	10%
Intersegment sales	538	899	685	(361)	(40)%	214	31%

Total sales	2,417	3,500	3,060	(1,083)	(31)%	440	14%
Depreciation and amortization	49	41	42	(8)	(20)%	1	2%
Research, development and engineering expenses	33	41	34	8	20%	(7)	(21)%
Equity, royalty and interest income from investees	22	23	17	(1)	(4)%	6	35%
Interest income	3	3	6	—	—%	(3)	(50)%
Segment EBIT	167	376	334	(209)	(56)%	42	13%
Segment EBIT as a percentage of net sales	6.9%	10.7%	10.9%	(3.8) percentage points		(0.2) percentage points

        In 2009, the Power Generation segment reorganized its reporting structure to include the following businesses: commercial products, alternators, commercial projects, power electronics and consumer.

Sales for our Power Generation segment by business (including 2008 and 2007 revised balances) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2009 vs. 2008		2008 vs. 2007
In millions	2009	2008	2007	Amount	Percent	Amount	Percent
Commercial products	$1,456	$2,116	$1,761	$(660)	(31)%	$355	20%
Alternator	512	686	623	(174)	(25)%	63	10%
Commercial projects	177	328	219	(151)	(46)%	109	50%
Consumer	140	238	349	(98)	(41)%	(111)	(32)%
Power electronics	132	132	108	—	—%	24	22%

Total sales	$2,417	$3,500	$3,060	$(1,083)	(31)%	$440	14%

        A summary of unit shipments used in power generation equipment by engine classification follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Amount	Percent	Amount	Percent
Mid-range	23,700	33,400	31,700	(9,700)	(29)%	1,700	5%
Heavy-duty	4,800	8,400	8,000	(3,600)	(43)%	400	5%
High-horsepower	8,000	11,500	10,500	(3,500)	(30)%	1,000	10%

Total unit shipments	36,500	53,300	50,200	(16,800)	(32)%	3,100	6%

2009 vs. 2008

Net Sales

        Power Generation segment sales decreased in most businesses, versus 2008, as the result of the global economic downturn. The following are the primary drivers by business.

  •
  Commercial products business sales decreased due to lower demand across most regions, especially in North America, the United Kingdom (U.K.), the Middle East, Latin America and India.

  •
  Alternator business sales decreased due to lower OEM demand in Western Europe, North America and India.

  •
  Commercial projects business sales decreased due to lower demand in most regions, especially in North America, Western Europe and the U.K.

Segment EBIT

        Power Generation segment EBIT decreased primarily due to a lower gross margin, which was partially offset by decreases in selling, general and administrative and research, development and engineering expenses. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2009 vs. 2008 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(258)	(39)%	(2.3)%
Selling, general and administrative expenses	57	21%	(1.2)%
Research, development and engineering expenses	8	20%	(0.2)%
Equity, royalty and interest income from investees	(1)	(4)%	NM

        The decrease in gross margin was primarily due to lower volumes, unfavorable sales mix and increased material and commodity costs which were partially offset by improved pricing and favorable foreign currency translation. The decrease in selling, general and administrative and research, development and engineering expenses was primarily due to favorable foreign currency translation, lower variable compensation costs, implementation of severance programs and decreased discretionary spending.

2008 vs. 2007

Net Sales

        Power Generation segment sales increased compared to 2007 primarily due to the following drivers.

  •
  Commercial products business sales increased due to strong demand across most regions, especially the U.K., India, Latin America and China.

  •
  Commercial projects business sales increased as a result of strong demand across most regions, especially North America, the Middle East, the U.K. and Western Europe.

  •
  Alternator business sales increased due to strong international growth, especially in Western Europe and Latin America, and growth in North America.

        These increases were partially offset by a significant sales decrease in our consumer business, primarily due to the softening U.S. economy.

Segment EBIT

        Power Generation segment EBIT increased primarily due to higher gross margin partially offset by increases in selling, general and administrative and research, development and engineering expenses. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2008 vs. 2007 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$83	15%	—%
Selling, general and administrative expenses	(20)	(8)%	0.5%
Research, development and engineering expenses	(7)	(21)%	(0.1)%

        The increase in gross margin was primarily due to significant price realization, increased volume and favorable product mix which were partially offset by increased material costs, including increased engine and commodity prices. The increase in selling, general and administrative expenses was primarily due to higher payroll costs and increases in the number of segment employees.

Components Segment Results

        Financial data for the Components segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2009 vs. 2008		2008 vs. 2007
In millions	2009	2008	2007	Amount	Percent	Amount	Percent
External sales	$1,562	$2,154	$2,007	$(592)	(27)%	$147	7%
Intersegment sales	793	998	925	(205)	(21)%	73	8%

Total sales	2,355	3,152	2,932	(797)	(25)%	220	8%
Depreciation and amortization	73	65	59	(8)	(12)%	(6)	(10)%
Research, development and engineering expenses	88	95	73	7	7%	(22)	(30)%
Equity, royalty and interest income from investees	13	14	4	(1)	(7)%	10	NM
Interest income	1	3	3	(2)	(67)%	—	—%
Segment EBIT	95	169	153	(74)	(44)%	16	10%
Segment EBIT as a percentage of net sales	4.0%	5.4%	5.2%	(1.4) percentage points		0.2 percentage points

        Our Components segment includes the following businesses: filtration, turbochargers, emissions solutions and fuel systems. Sales for our Components segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2009 vs. 2008		2008 vs. 2007
In millions	2009	2008	2007	Amount	Percent	Amount	Percent
Filtration	$851	$1,194	$1,215	$(343)	(29)%	$(21)	(2)%
Turbochargers	704	979	860	(275)	(28)%	119	14%
Emissions solutions	495	553	448	(58)	(10)%	105	23%
Fuel systems	305	426	409	(121)	(28)%	17	4%

Total sales	$2,355	$3,152	$2,932	$(797)	(25)%	$220	8%

(1)
Beginning January 1, 2009, we reorganized the reporting structure of two businesses and moved a portion of our filtration business into the emission solutions business. For the year ended 2009, the sales for the portion of the business included in emissions solutions were $86 million. Sales for the portion of the business included in filtration for the years ended 2008 and 2007 were $136 million and $222 million, respectively. The 2008 and 2007 balances were not reclassified.

2009 vs. 2008

Net Sales

        Components segment sales for the year ended 2009 decreased in all businesses versus 2008 as the result of the global economic downturn. The following are the primary drivers by business.

  •
  Filtration business sales decreased significantly due to falling global aftermarket and OEM demand, especially in North America and Europe, and the transfer of a portion of the business to emissions solutions in 2009.

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

Segment EBIT

        Components segment EBIT decreased versus 2008, primarily due to a lower gross margin which was partially offset by decreased selling, general and administrative and research, development and engineering expenses. Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2009 vs. 2008 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(138)	(28)%	(0.6)%
Selling, general and administrative expenses	43	19%	(0.6)%
Research, development and engineering expenses	7	7%	(0.7)%

        The decrease in gross margin was due to lower volumes for most markets, partially offset by implementation of severance programs. The decrease in selling, general and administrative and research, development and engineering expenses was primarily due to implementation of severance programs, closing certain facilities, decreased discretionary spending and decreased research and development spending.

2008 vs. 2007

Net Sales

        Components segment sales increased compared to 2007 primarily due to the following drivers.

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

Segment EBIT

        Components segment EBIT increased primarily due to higher gross margins which were partially offset by increased research, development and engineering expenses, as well as increased selling,

general and administration expenses. Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2008 vs. 2007 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$69	17%	1.2%
Selling, general and administrative expenses	(21)	(10)%	(0.2)%
Research, development and engineering expenses	(22)	(30)%	(0.5)%

        The increase in gross margin was primarily due to higher volumes in most of our businesses, manufacturing efficiencies achieved in all of our businesses in 2008 and price realization exceeding increased commodity costs, which was partially offset by increased warranty expense. The increase in selling, general and administrative expenses was primarily due to higher payroll costs and increases in the number of segment employees. The increased research, development and engineering spending was focused on developing new products to meet future emissions standards for both developed and emerging markets.

Distribution Segment Results

        Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2009 vs. 2008		2008 vs. 2007
In millions	2009	2008	2007	Amount	Percent	Amount	Percent
External sales	$1,777	$2,155	$1,537	$(378)	(18)%	$618	40%
Intersegment sales	7	9	3	(2)	(22)%	6	NM

Total sales	1,784	2,164	1,540	(380)	(18)%	624	41%
Depreciation and amortization	17	25	11	8	32%	(14)	NM
Equity, royalty and interest income from investees	125	117	92	8	7%	25	27%
Interest income	1	2	1	(1)	(50)%	1	100%
Segment EBIT	235	242	187	(7)	(3)%	55	29%
Segment EBIT as a percentage of net sales	13.2%	11.2%	12.1%	2.0 percentage points		(0.9) percentage points

        Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2009 vs. 2008		2008 vs. 2007
In millions	2009	2008	2007	Amount	Percent	Amount	Percent
Asia Pacific	$755	$812	$673	$(57)	(7)%	$139	21%
Europe, Middle East and Africa	692	1,022	816	(330)	(32)%	206	25%
North & Central America	278	260	—	18	7%	260	NM
South America	59	70	51	(11)	(16)%	19	37%

Total sales	$1,784	$2,164	$1,540	$(380)	(18)%	$624	41%

2009 vs. 2008

Net Sales

        Distribution segment sales for 2009 decreased versus 2008, primarily due to the decline in power generation equipment and engine sales as a result of the global economic downturn and unfavorable foreign currency translation. Excluding the unfavorable currency impact and the net benefit resulting from full-year 2009 consolidated income from distributor acquisitions with only partial-year 2008 income, sales were down $309 million, or 14 percent. Decreased sales were led by decreased sales volumes primarily in Power Generation and Engines.

Segment EBIT

        Distribution segment EBIT decreased primarily due to lower gross margin, partially offset by decreased selling, general and administrative expenses and higher equity, royalty and interest income from investees. Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2009 vs. 2008 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(86)	(18)%	(0.2)%
Gross margin, excluding acquisition(1)	(94)	(20)%	(0.7)%
Selling, general and administrative expenses	54	16%	(0.3)%
Equity, royalty and interest income from investees	8	7%	NM

(1)
Represents the acquisition of one distributor in 2009 partially offset by three distributor acquisitions in 2008.

        The decrease in gross margin was primarily due to lower sales volumes as a result of the global economic downturn and unfavorable foreign currency translation. Selling, general and administrative expenses decreased primarily due to favorable foreign currency translation, lower sales volumes and decreased discretionary spending.

Acquisition of a business

        In January 2010, we purchased an additional 50 percent ownership interest in Cummins Western Canada, bringing our total ownership interest to 80 percent. A new owner purchased the other 20 percent interest from the previous owner. The total accounting purchase price of the business is expected to be approximately $105 million to $110 million. Western Canada recorded revenues of $226 million and we recorded equity earnings of $11 million for the year ended December 31, 2009.

2008 vs. 2007

Net Sales

        Distribution segment sales increased compared to 2007 as a result of strong organic growth in all regions, mainly in Europe, the South Pacific and the Middle East. We had higher sales of $260 million from the acquisition of a majority ownership interest in three previously independent distributors. We had a favorable impact from foreign currency translation. The higher sales were led by increased sales volumes in power generation, parts and engine volumes, followed by service.

Segment EBIT

        Distribution segment EBIT increased primarily due to higher margins which were partially offset by increased selling, general and administrative expenses. Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2008 vs. 2007 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$145	45%	0.7%
Gross margin, excluding acquisitions(1)	88	27%	(1.9)%
Selling, general and administrative expenses	(78)	(31)%	1.2%
Equity, royalty and interest income from investees	25	27%	NM

(1)
The acquisitions represent the consolidation of three new distributors during the year and one new North American joint venture.

        The increase in gross margin was primarily due to the increase in sales volumes for power generation, parts and engines followed by service. These increases in gross margin were partially offset by unfavorable currency translation. The increase in selling, general and administrative expenses was primarily due to higher payroll costs as the result of 2008 salary increases and an increase in the number of segment employees including increased costs related to the acquisition of three new distributors and the North American joint venture.

Reconciliation of Segment EBIT to Income Before Income Taxes

        The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income:

	Years ended December 31,
In millions	2009	2008	2007
Total segment EBIT	$749	$1,322	$1,263
Non-segment EBIT(1)	(74)	(102)	(36)

Total EBIT	$675	$1,220	$1,227
Less:
Interest expense	35	42	58

Income before income taxes	$640	$1,178	$1,169

(1)
Includes intercompany eliminations and unallocated corporate expenses. For the year ended December 31, 2009, unallocated corporate expenses include $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries. For the year ended December 31, 2008, unallocated corporate expenses include $37 million of restructuring charges, a $36 million decrease in cash surrender value in corporate owned life insurance and $5 million of losses related to flood damage recoveries. There were no significant unallocated corporate expenses in 2007.

 LIQUIDITY AND CAPITAL RESOURCES

Management's Assessment of Liquidity

        We believe our financial condition and liquidity remain strong despite the difficult environment in the U.S. and global economies. Our strong financial performance, particularly in the fourth quarter of 2009, enabled us to finish the year with minimal debt and sizable cash and marketable securities balances. This cash performance was driven primarily by improved inventory management, controls on capital and discretionary spending and lower repurchases of common stock.

        We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. Cash provided by operations is our principal source of liquidity. As of December 31, 2009, other sources of liquidity include:

  •
  cash and cash equivalents of $930 million,

  •
  marketable securities of $190 million,

  •
  $1.07 billion available under our revolving credit facility,

  •
  $154 million, based on eligible receivables, available under our accounts receivable sales program and

  •
  $229 million available under international and other domestic credit facilities.

        The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $17 million to $67 million over each of the next five years.

        While the impact of the continued market volatility cannot be predicted, we believe our liquidity will provide us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases and debt service obligations.

        We have considered the impact of ongoing market instability and credit availability in assessing the adequacy of our liquidity and capital resources and are monitoring the impact on our customers and suppliers. We have noticed an impact as reflected in our days sales in receivables, but have not seen a significant impact on our results of operations, financial position or cash flows in 2009. We expect that general market conditions could impact the rate at which we realize our receivables in the future and could impact eligible receivables under our accounts receivable program, however, we expect to generate positive cash flow from operations in 2010. We will continue to diligently monitor our receivables for potential slowing in collections that could occur as a result of continued difficult economic conditions and our customer's access to credit. The overall decline in market valuations negatively impacted the current value of our pension trusts in 2008; however, pension assets produced strong positive returns in 2009.

        At this time, we are comfortable that the currently unused $1.07 billion credit capacity under our revolving credit facility is available to us. This assertion is based upon the fact that we drew upon our revolving credit facility, throughout the year, with a prompt repayment, to confirm participation by the banks included in the facility. We successfully tested the facility again in February 2010. As a result, we believe our access to liquidity sources has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future. There can be no assurance, however, that the cost or availability of future borrowings, if any, in the debt markets or our credit facilities will not be materially impacted by the ongoing capital market disruptions.

        A significant portion of our cash flows is generated outside the U.S. More than half of our cash and cash equivalents and most of our marketable securities at December 31, 2009, are denominated in foreign currencies. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain subsidiaries could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations at the local level. We have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Working Capital Summary

        We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention.

In millions	2009	2008	Change 2009 vs. 2008
Cash and cash equivalents	$930	$426	$504
Accounts and notes receivable	2,004	1,782	222
Inventories	1,341	1,783	(442)
Other current assets	728	722	6

Current assets	5,003	4,713	290

Accounts and loans payable	994	1,048	(54)
Current portion of accrued warranty	428	434	(6)
Other accrued expenses	1,010	1,157	(147)

Current liabilities	2,432	2,639	(207)

Working capital	$2,571	$2,074	$497
Current ratio	2.06	1.79	0.27
Days' sales in receivables	64	48	16
Inventory turnover	5.2	6.2	(1.0)

        Current assets increased primarily due to an increase in cash and cash equivalents, caused by management's efforts to conserve cash, reduce inventories and limit discretionary spending during the global recession (see Cash Flows below) and an increase in receivables. The increase in receivables was due to higher sales in global engine markets, higher sales in the fourth quarter of 2009 than in the fourth quarter of 2008 as a result of a temporary increase in engine (and related component) demand prior to the 2010 emissions standards change and the significant decrease in sales in the fourth quarter of 2008 as a result of the onset of the economic recession. These increases were partially offset by a decrease in inventories as a result of our efforts to reduce our working capital.

        Current liabilities decreased primarily due to a decline in other accrued expenses and accounts payable as a result of reduced purchasing volume and controls around discretionary spending.

 Cash Flows

        Cash and cash equivalents increased $504 million during the year ended December 31, 2009, compared to a $151 million decrease in cash and cash equivalents during the year ended December 31, 2008. The change in cash and cash equivalents is as follows:

Operating Activities

				Change
	Years ended December 31,
				2009 vs. 2008	2008 vs. 2007
In millions	2009	2008	2007
Net income	$484	$818	$788	$(334)	$30
Depreciation	326	314	290	12	24
Equity in income of investees, net of dividends	23	(45)	(75)	68	30
Pension expense, net of contributions	(36)	(31)	(152)	(5)	121
Changes in:
Receivables	(181)	88	(203)	(269)	291
Inventory	482	(251)	(255)	733	4
Accounts payable	(75)	(174)	136	99	(310)
Accrued expenses	(132)	124	217	(256)	(93)
Other, net	246	144	64	102	80

Net cash provided by operating activities	$1,137	$987	$810	$150	$177

2009 vs. 2008

        Net cash provided by operating activities increased for the year ended December 31, 2009, compared to 2008, primarily due to favorable working capital fluctuations, primarily inventories, as a result of management's response to the challenging global economy and increased dividends from our equity investees which were partially offset by decreased income as the result of declining sales. Management's priorities included reducing inventory, aligning our cost and capacity with the real demand for our products and managing the business to generate positive cash flows by improving our working capital.

Pensions

        The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. As a result of the credit crisis and the related market recession, our pension assets experienced significant deterioration in 2008. The financial market distress of 2008 continued into early 2009 with the debt and equity markets bottoming out in the first quarter. In the second half of 2009, the financial markets began to rebound. The recovery helped to improve our plan performance. Thus, for the year ended December 31, 2009, the return for our U.S. plan was above 18 percent while our U.K. plan return was above 16 percent. The most recent three-year average return for all of our pension invested assets was slightly above one percent. Approximately 94 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities. The remaining six percent of our plan assets are invested in less liquid but market valued investments, including real estate and private equity. We made $129 million of pension contributions in 2009 and we anticipate making contributions of $175 million to $185 million to our pension plans in 2010. Expected contributions to our defined benefit pension plans in 2010 will meet or exceed the current funding requirements. Claims and premiums for other postretirement benefits are expected to approximate $53 million in 2010. The $129 million of pension contributions in 2009 included voluntary contributions of $108 million. These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to participants.

2008 vs. 2007

        Net cash provided by operating activities increased for the year ended December 31, 2008, compared to 2007, primarily due to decreased pension funding, increased net income as the result of increased sales and increased equity in earnings net of dividends, which was partially offset by unfavorable working capital fluctuations. The unfavorable working capital fluctuation was primarily due to an increase in inventory, which was primarily to support strong business growth while the decreases in accounts payable and accounts receivable were more reflective of early shutdowns in many of our manufacturing facilities at the close of 2008, as demand softened throughout the fourth quarter. The increase in accrued expenses was primarily due to an increase in warranty expense.

Investing Activities

				Change
	Years ended December 31,
				2009 vs. 2008	2008 vs. 2007
In millions	2009	2008	2007
Capital expenditures	$(310)	$(543)	$(353)	$233	$(190)
Investments in and advances to equity investees	(3)	(89)	(66)	86	(23)
Acquisitions of businesses, net of cash acquired	(2)	(142)	(20)	140	(122)
Proceeds from the sale of businesses	—	64	35	(64)	29
Investments in marketable securities, net	(96)	19	(10)	(115)	29
Other, net	(98)	(157)	(101)	59	(56)

Net cash used in investing activities	$(509)	$(848)	$(515)	$339	$(333)

2009 vs. 2008

        Net cash used in investing activities decreased for the year ended December 31, 2009, compared to 2008, primarily due to decreased capital expenditures and lower investments in the acquisition of businesses which were partially offset by increased cash paid for investments in marketable securities and lower cash proceeds from the sale of a business. These decreases primarily occurred as a result of management's decision to conserve cash and maintain liquidity during the recession.

        Capital expenditures decreased as management tightened capital spending substantially across all business by limiting expenditures to critical projects and investments in development of new products. Despite the expected challenges in some of our markets in 2010, our financial position allows us the flexibility to increase capital expenditures for 2010 to approximately $400 million.

2008 vs. 2007

        Net cash used in investing activities increased for the year ended December 31, 2008, compared to 2007, primarily due to an increase in capital expenditures and higher investments in businesses related to the purchase of three previously independent distributors and the acquisition of Consolidated Diesel Corporation, a manufacturing facility (see Note 22, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements for additional information). These increases were partially offset by an increase in cash generated from net investments in marketable securities and the proceeds from the sale of a business.

        Capital expenditures for the year ended December 31, 2008 increased 54 percent over 2007 to support our growth, and included investments to increase capacity and to fund development of our new products. Our investments in capacity improvements and development of new products accelerated across all of our businesses.

 Financing Activities

				Change
	Years ended December 31,
				2009 vs. 2008	2008 vs. 2007
In millions	2009	2008	2007
Proceeds from borrowings	$76	$76	$15	$—	$61
Payments on borrowings and capital lease obligations	(97)	(152)	(144)	55	(8)
Net (payments) borrowings under short-term credit agreements	(2)	33	(12)	(35)	45
Dividend payments on common stock	(141)	(122)	(89)	(19)	(33)
Proceeds from sale of common stock held by employee benefits trust	72	63	13	9	50
Repurchases of common stock	(20)	(128)	(335)	108	207
Other, net	(29)	(7)	(24)	(22)	17

Net cash used in financing activities	$(141)	$(237)	$(576)	$96	$339

2009 vs. 2008

        Net cash used in financing activities decreased for the year ended December 31, 2009, compared to 2008, primarily due to the decrease in repurchases of common stock and lower payments on borrowings, which was partially offset by a decrease in proceeds from borrowings and higher dividend payments.

        Our total debt was $704 million as of December 31, 2009, compared with $698 million at December 31, 2008. Total debt as a percent of our total capital, including total long-term debt, was 14.9 percent at December 31, 2009, compared to 16.7 percent at December 31, 2008.

2008 vs. 2007

        Net cash used in financing activities decreased for the year ended December 31, 2008, compared to 2007, primarily due to the decrease in repurchases of common stock, the increase in proceeds from borrowings, the increase in proceeds from sale of stock held by employee benefit trust and an increase in net borrowings under short-term credit arrangements. These fluctuations were partially offset by the increase in dividend payments. Our total debt as of December 31, 2008, was $698 million compared to $674 million as of December 31, 2007.

        Total debt as a percent of our total capital, including long-term debt, was 16.7 percent at December 31, 2008, compared to 15.4 percent at December 31, 2007. The 2008 debt to capital ratio was negatively impacted by a $675 million ($433 after-tax) charge to Cummins Inc. shareholders' equity to recognize the funded status of our defined benefit pension and other postretirement plans.

Revolving Credit Agreement

        On June 30, 2008, we entered into a three-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.1 billion senior unsecured revolving credit facility, the proceeds of which are to be used by us for working capital or other general corporate purposes.

        The credit facility matures on June 30, 2011. Amounts payable under our revolving credit facility will rank pro rata with all of our other unsecured, unsubordinated indebtedness. Up to $100 million under our credit facility is available for swingline loans denominated in U.S. dollars. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR loans was 0.75 percent per annum as of

December 31, 2009. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.

        The credit agreement includes various covenants, including, among others, maintaining a leverage ratio of no more than 3.0 to 1.0 and maintaining fixed charge coverage ratio of at least 1.5 to 1.0. As of December 31, 2009, we were in compliance with all such covenants, including our leverage ratio of 0.6 to 1.0 and our fixed charge coverage ratio of 22.5 to 1.0.

Repurchase of Common Stock

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

        We announced in February 2009 that we had temporarily suspended our stock repurchase program to conserve cash. In the fourth quarter of 2009, we lifted the suspension and will from time to time repurchase stock. We purchased $20 million of common stock during the fourth quarter at an average cost of $46.52 per common share.

Quarterly Dividends

        In July 2008, our Board of Directors voted to increase our quarterly cash dividend per share by 40 percent resulting in increasing our cash dividends from $0.125 per common share to $0.175 per common share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2009	2008	2007
First quarter	$0.175	$0.125	$0.09
Second quarter	0.175	0.125	0.09
Third quarter	0.175	0.175	0.125
Fourth quarter	0.175	0.175	0.125

        Total dividends paid to common shareholders in 2009, 2008 and 2007 were $141 million, $122 million, and $89 million, respectively. Declaration and payment of dividends in the future depends upon income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider the dividend payment. We expect to fund dividend payments from cash from operations.

Credit Rating Impact on our Credit Facilities

        A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There were no downgrades of our credit ratings in 2009 that have impacted these covenants or pricing modifications.

        On March 10, 2008, Standard & Poor's (S&P) upgraded our senior unsecured debt ratings from "BBB-" to "BBB" and revised our outlook to stable citing our improved operating performance over the past several years, including during the expected emissions-related downturn in heavy-duty truck demand in 2007, combined with significant on- and off-balance sheet debt reduction, and increased business diversification.

        On June 17, 2008, Fitch upgraded our senior unsecured debt ratings from "BBB" to "BBB+" citing our recent market share gains and improving credit profile, including improvement in our geographic and business diversification. In the second quarter of 2009, Moody's Investor Service, Inc. and Fitch reaffirmed our credit ratings.

        Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating. In addition, we undertake no obligation to update disclosures concerning our credit ratings, whether as a result of new information, future events or otherwise. Our ratings and outlook as of December 31, 2009, from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior Long- Term Debt Rating	Short- Term Debt Rating	Outlook
Moody's Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor's	BBB	NR	Stable
Fitch	BBB+	BBB+	Stable

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2009, is shown in the tables below:

Contractual Cash Obligations	2010	2011-2012	2013-2014	After 2014	Total
In millions
Loans payable	$37	$—	$—	$—	$37
Long-term debt and capital lease obligations(1)	97	235	140	1,462	1,934
Operating leases	96	119	73	85	373
Capital expenditures	124	37	11	—	172
Purchase commitments for inventory	391	—	—	—	391
Other purchase commitments	118	47	5	—	170
Pension funding(2)	70	130	130	65	395
Other postretirement benefits	53	104	98	249	504

Total	$986	$672	$457	$1,861	$3,976

(1)
Includes principal payments and expected interest payments based on the terms of the obligations. In February of 2009, we renegotiated our sale and leaseback transaction to extend the term for an additional two years and removed the requirement to provide residual insurance. The lease obligations are included in this line item. See Note 14, "COMMITMENTS AND CONTINGENCIES," to our Consolidated Financial Statements for additional information on our sale and leaseback transaction.

(2)
We are contractually obligated to fund $70 million in 2010; however, our expected range of total pension contributions for 2010 is approximately $175 million to $185 million. After 2010 our contractual agreement is $65 million per year through 2015.

        The contractual obligations reported above exclude our unrecognized tax benefits of $56 million, all of which is non-current, as of December 31, 2009. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 4, "INCOME TAXES," to the Consolidated Financial Statements for further details.

Other Commercial Commitments	2010	2011-2012	2013-2014	After 2014	Total
In millions
Standby letters of credit under revolving credit agreement	$35	$—	$—	$—	$35
International and other domestic letters of credit	20	8	1	1	30
Performance and excise bonds	6	17	52	—	75
Guarantees and other commitments	1	—	—	74	75

Total	$62	$25	$53	$75	$215

OFF BALANCE SHEET FINANCING

Sale of Accounts Receivable

        In July 2007, we amended our agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary, to extend the facility until July 2010, and raised the purchase limitation from $200 million to $400 million. The agreement also provides us with an option to increase the purchase limitation up to $500 million upon approval. As necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in "Receivables, net" on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $400 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility. As of December 31, 2009, the amount available under this program was $154 million. As of December 31, 2009 and 2008, there were no amounts outstanding under this program.

Financing Arrangements for Affiliated Parties

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

        A summary of our significant accounting policies is included in Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," to our Consolidated Financial Statements which discusses accounting policies that we have selected from acceptable alternatives.

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

        Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting estimates include those addressing the recoverability of an investment related to new products, the estimation of liabilities for warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.

Recoverability of Investment Related to New Products

        We have capitalized $216 million associated with the future launch of our light-duty diesel engine product. Market uncertainty due to the global recession has resulted in some customers delaying or cancelling their vehicle programs. We concluded that events and circumstances indicated that these assets should be reviewed for possible impairment at December 31, 2009. We used projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount to determine if a write-down is appropriate. These projections require estimates about product volume and the size of the market for vehicles that are not yet developed. We used input from our customers in developing alternative cash flow scenarios. Our analysis indicated that the assets are recoverable at December 31, 2009. If customer expectations or projected volumes deteriorate and we do not identify alternative customers and/or product applications, we could be required to write-down these assets to net realizable value.

Warranty Programs

        We estimate and record a liability for warranty programs, primarily base warranty and other than product recalls, at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the time of failure. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a factor based upon historical experience only in the first year, a blend of actual product and historical experience in the second year and product specific experience thereafter. Note 11, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2009 and 2008 including adjustments to pre-existing warranties.

Accounting for Income Taxes

        We determine our provision for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2009, we recorded net deferred tax assets of $729 million. These assets included $151 million for the value of tax loss and credit carryforwards. A valuation allowance of $44 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 4, "INCOME TAXES," to our Consolidated Financial Statements.

Pension Benefits

        We sponsor a number of pension plans primarily in the U.S. and the U.K. and to a lesser degree in various other countries. In the U.S. and the U.K. we have several major defined benefit plans that are separately funded. We account for our pension programs in accordance with employers' accounting for defined benefit pension and other postretirement plans under GAAP. GAAP requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans each year at December 31. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension expense to be recorded in our Consolidated Financial Statements in the future.

        The expected long-term return on plan assets is used in calculating the net periodic pension expense. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations and is generally applied to a 5-year average market value of return. The long-term rate of return on plan assets represents an estimate of long-term returns on an investment portfolio consisting of a mixture of equities, fixed income, real estate and other miscellaneous investments. The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic expense over five years. The table below sets forth the expected return assumptions used to develop our pension expense for the period 2007-2009 and our expected rate for 2010.

	Long-Term Expected Return Assumptions
	2010	2009	2008	2007
U.S. Plans	8.00%	8.25%	8.25%	8.50%
Non-U.S. Plans	7.25%	7.25%	7.25%	7.24%

        A lower expected rate of return will increase our net periodic pension expense and reduce profitability.

        The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and, under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation (PBO), amortized over future years of service. This is also true of changes to actuarial assumptions. As of December 31, 2009, we had net pension actuarial losses of $801 million and $364 million for the U.S. and non-U.S. pension plans, respectively. Under GAAP, the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. As these amounts exceed 10 percent of our PBO, the excess is amortized over the average remaining service lives of participating employees.

        The table below sets forth the net periodic pension expense for the period 2007 through 2009 and our expected expense for 2010.

	Net Periodic Pension Expense
In millions	2010	2009	2008	2007
Pension expense	$71	$93	$71	$98

        The increase in periodic pension expense in 2009 was due to lower than historical returns on assets driven by the global economic recession. Another key assumption used in the development of the net periodic pension expense is the discount rate. The discount rates used to develop our net periodic pension expense are set forth in the table below.

	Discount Rates
	2010	2009	2008	2007
U.S. Plans	5.60%	6.20%	6.10%	5.60%
Non-U.S. Plans	5.80%	6.20%	5.80%	4.96%

        Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension expense calculation.

        The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in GAAP which suggests the use of a high-quality corporate bond rate. We used bond information provided by Standard & Poors for the U.S. and iBoxx for the U.K. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were high-quality, non-callable bonds (AA- or better) as of December 31, 2009. The average yield of this hypothetical bond portfolio was used as the benchmark for determining the discount rate to be used to value the obligations of the plans subject to GAAP accounting for postretirement benefits other than pensions.

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

        In developing the U.K. discount rate, excess cash flows resulted in the early years of the 60-year period when the sum of the cash flow from the bonds maturing in later years exceeded the benefit payments in early years, thus no bonds maturing in early years are needed. As a result, the price of the entire portfolio of bonds was too high because all benefit payments were covered with excess cash flow remaining. We made no adjustment to the cash flow and the discount rate was determined as the internal rate of return needed to discount the cash flows to arrive at the portfolio price.

        The table below sets forth the estimated impact on our 2010 net periodic pension expense relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Expense Increase (Decrease)
Discount rate used to value liabilities:
0.25 percent increase	$(5)
0.25 percent decrease	5
Expected rate of return on assets:
1 percent increase	(28)
1 percent decrease	28

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

        For the U.S. qualified pension plans, our assumptions for the expected return on assets was 8.25 percent in 2009. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2009, based upon our target asset allocations it is anticipated that our U.S. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 7.50 percent approximately 40 percent of the time while returns of 8.70 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. Except for the short-term adverse conditions in the equity markets in 2008, our recent three-year annual rates of return have all exceeded 8.50 percent. As a result, based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 8.00 percent per year in 2010 for U.S. pension assets is reasonable. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Our pension plan asset allocation at December 31, 2009 and 2008 and target allocation for 2010 are as follows:

		Percentage of Plan Assets at December 31,
	Target Allocation 2010
Investment description		2009	2008
Equity securities	55.0%	59.1%	56.0%
Fixed income	33.6%	34.6%	39.6%
Real estate/Other	11.4%	6.3%	4.4%

Total	100.0%	100.0%	100.0%

        Actual cash funding for our U.S. pension plans is governed by employee benefit and tax laws and the Pension Protection Act of 2006 ("the Act"). The Act extends the use of an average corporate bond rate for determining current liabilities for funding purposes. Among its many provisions, the Act establishes a 100 percent funding target for plan years beginning after December 31, 2007, which has now been extended to 2011 by the U.S. Congress due to the recession. Our funding strategy is to make contributions to our various qualified plans in accordance with statutory funding requirements and any additional contributions we determine are appropriate. The table below sets forth our pension contributions for the period 2008-2009 and our expected range of contributions for 2010.

	Pension Contributions
In millions	2010	2009	2008
Contributions	$175 - 185	$129	$102

        Contributions beyond 2010 will depend on the funded status of our U.S. plans at that time in relation to the targeted funding established under the Act and contractual obligations negotiated in the U.K.

        Our pension plans in the U.S. and outside the U.S. were under-funded at December 31, 2009, by a total of $522 million due to pension trust asset performance.

        Under GAAP, the actuarial gains and losses and prior service costs (credits) are recognized and recorded in accumulated other comprehensive loss. Increases in actuarial losses reduced our shareholders' equity by $11 million (after-tax) in 2009. The increases resulted from lower discount rates and higher mortality assumptions partially offset by improved plan asset performance in 2009.

        Note 12, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to our Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.

Annual Assessment for Recoverability of Goodwill

        Under GAAP accounting for goodwill and other intangible assets, the carrying value of goodwill is reviewed annually. The fair value of each reporting unit was estimated by discounting the future cash flows less requirements for working capital and fixed asset additions. In accordance with GAAP, our reporting units are generally defined as one level below an operating segment. However, there were two situations where we have aggregated two or more components which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These two situations are described further below. This analysis has resulted in the following reporting units for our goodwill testing:

  •
  Within our Components operating segment, emissions solutions and filtration have been aggregated into a single reporting unit. This reporting unit accounts for almost 90 percent of our total goodwill balance at December 31, 2009.

  •
  Also within our Components segment, our turbocharger business is considered a separate reporting unit.

  •
  Within our Power Generation segment, our alternator business is considered a separate reporting unit.

  •
  Within our Engine segment, our recon business is considered a separate reporting unit. This reporting unit is in the business of remanufacturing and reconditioning engines and certain engine components.

  •
  Our Distribution segment is considered a single reporting unit as it is managed geographically and all regions share similar economic characteristics and provide similar products and services.

        No other reporting units have goodwill. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. As of the end of the third quarter in 2009, we performed the annual impairment assessment required by GAAP and determined that our goodwill was not impaired. At December 31, 2009, our recorded goodwill was $364 million, approximately 90 percent of which resided in the emissions solutions plus filtration reporting unit. For this reporting unit, a 10 percent reduction in our estimated future cash flows would not have impacted our assessment. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

RECENTLY ADOPTED AND RECENTY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

        In December 2007, the Financial Accounting Standards Board (FASB) amended its existing standards for business combinations, which is effective for fiscal years beginning after December 15, 2008. The amended standards make significant changes to both the accounting and disclosures related to the acquisition of a business and could materially impact how we account for future business combination transactions. Because the standard will only impact transactions entered into after January 1, 2009, the amended standards did not impact our Consolidated Financial Statements upon adoption.

        In December 2007, the FASB amended its existing standards for noncontrolling interests in consolidated financial statements, which was effective for interim and annual fiscal periods beginning after December 15, 2008. The new standard established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. The new standard defined a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The new standard required, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity, separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. We adopted the new standard effective January 1, 2009 and applied it retrospectively. As a result, we reclassified noncontrolling interests of $246 million, $292 million and $253 million, respectively, from the mezzanine section to equity in the December 31, 2008, 2007 and 2006 balance sheets. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under the new standard.

        In March 2008, the FASB amended its existing standards for disclosures about derivative instruments and hedging activities, which was effective for interim and annual fiscal periods beginning after November 15, 2008. The new standards require enhanced disclosures about a company's derivative and hedging activities. We adopted the new standard effective January 1, 2009 and applied it prospectively. The new disclosures required are included in Note 20, "DERIVATIVES," to our Consolidated Financial Statements.

        In June 2009, the FASB amended its existing standards for subsequent events, which was effective for interim and annual fiscal periods ending after June 15, 2009 and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard established the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date and the disclosures that should be made about events or transactions that occurred after the balance sheet date. In preparing our Consolidated Financial Statements, we evaluated subsequent events through February 25, 2010, which is the date our annual report was filed with the Securities and Exchange Commission.

Accounting Pronouncements Issued But Not Yet Effective

        In June 2009, the FASB amended its standards for accounting for transfers of financial assets, which is effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard removes the concept of a qualifying special-purpose entity from GAAP. The new standard modifies the financial-components approach used in previous standards and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. The new standard also requires enhanced disclosure regarding transfers of financial interests and a transferor's continuing involvement with transferred assets. The new standard will require us to report any future activity under our sale of receivables program as secured borrowings as of January 1, 2010. As of December 31, 2009, we had no amounts outstanding under this program.

        In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which is effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary. The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments. The new standard also requires enhanced disclosures regarding an entity's involvement in a VIE. While we are still finalizing our evaluation of the impact of this amendment on our Consolidated Financial Statements, we believe the only impact will be the deconsolidation of Cummins Komatsu Engine Company (CKEC). This deconsolidation will not have a material impact on our Consolidated Financial Statements. Financial information about CKEC is included in Note 23, "VARIABLE INTEREST ENTITIES," to our Consolidated Financial Statements.

        In October 2009, the FASB amended its rules regarding the accounting for multiple element revenue arrangements. The objective of the amendment is to allow vendors to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times. Specifically, this amendment addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists. The new rules are effective for us beginning January 1, 2011. We are in the process of evaluating the impact that this amendment will have on our Consolidated Financial Statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to financial risk resulting from volatility in foreign exchange rates, interest rates and commodity prices. This risk is closely monitored and managed through the use of financial derivative instruments including commodity swap contracts, foreign currency forward contracts and interest rate swaps. As stated in our policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes. When material, we adjust the value of our derivative contracts for counter-party or our credit risk. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis. Further information regarding financial instruments and risk management is contained in Note 20, "DERIVATIVES," to our Consolidated Financial Statements.

        The following describes our risk exposures and provides results of sensitivity analysis performed as of December 31, 2009. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

FOREIGN EXCHANGE RATES

        As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flow for up to one year. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive loss" (AOCL). When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change. As of December 31, 2009, the amount expected to be reclassified to income over the next year is not material. For the years ended December 31, 2009, and 2008, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

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

        As of December 31, 2009, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $31 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 20, "DERIVATIVES," to our Consolidated Financial Statements).

INTEREST RATES

        We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.

        In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt, due in 2028, from a fixed rate of 7.125% to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under GAAP. The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as "Interest expense." These gains and losses for the year December 31, 2009, were as follows:

	December 31, 2009
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(54)	$54

COMMODITY PRICES

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP. The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL. When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs. As of December 31, 2009, we expect to reclassify an unrealized net gain of $5 million from AOCL to income over the next year. For the year ended December 31, 2009, we discontinued hedge accounting on certain contracts where the forecasted transactions were no longer probable. The amount reclassified to income as a result of this action was a loss of $4 million. Our internal policy allows for managing these cash flow hedges for up to three years.

        As of December 31, 2009, the potential gain or loss related to the outstanding commodity swap contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, was $10 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the swap contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 20, "DERIVATIVES," to the Consolidated Financial Statements).

Item 8.    Financial Statements and Supplementary Data

Index to Financial Statements

  •
  Management's Report to Shareholders

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

  •
  Consolidated Balance Sheets at December 31, 2009 and 2008

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007

  •
  Notes to Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 2	INVESTMENTS IN EQUITY INVESTEES
NOTE 3	RESTRUCTURING AND OTHER CHARGES
NOTE 4	INCOME TAXES
NOTE 5	MARKETABLE SECURITIES
NOTE 6	FAIR VALUE OF FINANCIAL INSTRUMENTS
NOTE 7	INVENTORIES
NOTE 8	PROPERTY, PLANT AND EQUIPMENT
NOTE 9	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE 10	DEBT
NOTE 11	PRODUCT WARRANTY LIABILITY
NOTE 12	PENSION AND OTHER POSTRETIREMENT BENEFITS
NOTE 13	OTHER LIABILITIES AND DEFERRED REVENUE
NOTE 14	COMMITMENTS AND CONTINGENCIES
NOTE 15	CUMMINS INC. SHAREHOLDERS' EQUITY
NOTE 16	OTHER COMPREHENSIVE INCOME (LOSS)
NOTE 17	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE 18	NONCONTROLLING INTERESTS
NOTE 19	EARNINGS PER SHARE
NOTE 20	DERIVATIVES
NOTE 21	SALES OF ACCOUNTS RECEIVABLE
NOTE 22	ACQUISITIONS AND DIVESTITURES
NOTE 23	VARIABLE INTEREST ENTITIES
NOTE 24	OTHER (EXPENSE) INCOME
NOTE 25	OPERATING SEGMENTS
  •
  Selected Quarterly Financial Data

MANAGEMENT'S REPORT TO SHAREHOLDERS

Management's Report on Financial Statements and Practices

        The accompanying Consolidated Financial Statements of our Company were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best judgments and estimates. The other financial information included in the annual report is consistent with that in the financial statements.

        Management also recognizes its responsibility for conducting our affairs according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in key policy statements issued from time to time regarding, among other things, conduct of its business activities within the laws of the host countries in which we operate, within The Foreign Corrupt Practices Act and potentially conflicting interests of its employees. We maintain a systematic program to assess compliance with these policies.

        To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we designed and implemented a structured and comprehensive compliance process to evaluate our internal control over financial reporting across the enterprise.

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

        Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2009. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.:

        In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting". Our responsibility is to express opinions on these financial statements, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 25, 2010

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
In millions, except per share amounts	2009	2008	2007
NET SALES(a)	$10,800	$14,342	$13,048
Cost of sales	8,631	11,402	10,492

GROSS MARGIN	2,169	2,940	2,556
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	1,239	1,450	1,296
Research, development and engineering expenses	362	422	329
Equity, royalty and interest income from investees (Note 2)	214	253	205
Restructuring and other charges (Note 3)	99	37	—
Other operating (expense) income, net	(1)	(12)	22

OPERATING INCOME	682	1,272	1,158
Interest income	8	18	36
Interest expense (Note 10)	35	42	58
Other (expense) income, net (Note 24)	(15)	(70)	33

INCOME BEFORE INCOME TAXES	640	1,178	1,169
Income tax expense (Note 4)	156	360	381

NET INCOME	484	818	788
Less: Net income attributable to noncontrolling interests	56	63	49

NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$428	$755	$739

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 19)
Basic	$2.17	$3.87	$3.72
Diluted	$2.16	$3.84	$3.70

(a)
Includes sales to nonconsolidated equity investees of $1,830, $2,217 and $1,816 for the years ended December 31, 2009, 2008 and 2007, respectively.

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$930	$426
Marketable securities (Note 5)	190	77
Accounts and notes receivable, net
Trade and other	1,730	1,551
Nonconsolidated equity investees	274	231
Inventories (Note 7)	1,341	1,783
Deferred income taxes (Note 4)	295	347
Prepaid expenses and other current assets	243	298

Total current assets	5,003	4,713
Long-term assets
Property, plant and equipment, net (Note 8)	1,886	1,841
Investments and advances related to equity method investees (Note 2)	574	588
Goodwill (Note 9)	364	362
Other intangible assets, net (Note 9)	228	223
Deferred income taxes (Note 4)	436	491
Other assets	325	301

Total assets	$8,816	$8,519

LIABILITIES
Current liabilities
Loans payable (Note 10)	$37	$39
Accounts payable (principally trade)	957	1,009
Current portion of accrued product warranty (Note 11)	426	427
Accrued compensation, benefits and retirement costs	366	364
Deferred revenue	128	122
Taxes payable (including taxes on income)	94	179
Other accrued expenses	424	499

Total current liabilities	2,432	2,639
Long-term liabilities
Long-term debt (Note 10)	637	629
Pensions (Note 12)	514	574
Postretirement benefits other than pensions (Note 12)	453	452
Other liabilities and deferred revenue (Note 13)	760	745

Total liabilities	4,796	5,039

Commitments and contingencies (Note 14)	—	—
EQUITY
Cummins Inc. shareholders' equity (Note 15)
Common stock, $2.50 par value, 500 shares authorized, 222.0 and 221.7 shares issued	1,861	1,793
Retained earnings	3,575	3,288
Treasury stock, at cost, 20.7 and 20.4 shares	(731)	(715)
Common stock held by employee benefits trust, at cost, 3.0 and 5.1 shares	(36)	(61)
Unearned compensation	(1)	(5)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(788)	(798)
Other	(107)	(268)

Total accumulated other comprehensive loss	(895)	(1,066)

Total Cummins Inc. shareholders' equity	3,773	3,234

Noncontrolling interests (Note 18)	247	246

Total equity	4,020	3,480

Total liabilities and equity	$8,816	$8,519

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$484	$818	$788
Adjustments to reconcile net income to net cash provided by operating activities:
Restructuring charges, net	16	34	—
Depreciation and amortization	326	314	290
Loss on investments	—	45	—
Deferred income tax provision (benefit)	5	(1)	60
Equity in income of investees, net of dividends	23	(45)	(75)
Pension expense, net of pension contributions	(36)	(31)	(152)
Other post-retirement benefits expense, net of cash payments	(24)	(35)	(28)
Stock-based compensation expense	20	28	28
Excess tax deficiencies (benefits) on stock-based awards	1	(13)	(11)
Translation and hedging activities	41	(10)	(24)
Changes in current assets and liabilities, net of acquisitions and dispositions (Note 1)	127	(267)	(139)
Changes in long-term liabilities	155	109	95
Other, net	(1)	41	(22)

Net cash provided by operating activities	1,137	987	810

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(310)	(543)	(353)
Investments in internal use software	(35)	(82)	(67)
Proceeds from disposals of property, plant and equipment	10	29	44
Investments in and advances to equity investees	(3)	(89)	(66)
Acquisitions of businesses, net of cash acquired	(2)	(142)	(20)
Proceeds from the sale of businesses	—	64	35
Investments in marketable securities—acquisitions	(431)	(390)	(405)
Investments in marketable securities—liquidations	335	409	395
Cash flows from derivatives not designated as hedges	(18)	(53)	(14)
Purchase of other investments	(62)	(62)	(57)
Other, net	7	11	(7)

Net cash used in investing activities	(509)	(848)	(515)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	76	76	15
Payments on borrowings and capital lease obligations	(97)	(152)	(144)
Net (payments) borrowings under short-term credit agreements	(2)	33	(12)
Distributions to noncontrolling interests	(34)	(24)	(18)
Dividend payments on common stock	(141)	(122)	(89)
Proceeds from sale of common stock held by employee benefits trust	72	63	13
Repurchases of common stock	(20)	(128)	(335)
Excess tax (deficiencies) benefits on stock-based awards	(1)	13	11
Other, net	6	4	(17)

Net cash used in financing activities	(141)	(237)	(576)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	17	(53)	18

Net increase (decrease) in cash and cash equivalents	504	(151)	(263)
Cash and cash equivalents at beginning of year	426	577	840

CASH AND CASH EQUIVALENTS AT END OF YEAR	$930	$426	$577

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Common Stock Held in Trust	Unearned Compensation	Total Cummins Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2006	$137	$1,500	$2,009	$(525)	$(212)	$(92)	$(14)	$2,803	$253	$3,056
Comprehensive income:
Net income			739					739	49	788
Other comprehensive income (loss):
Unrealized gain on marketable securities				1				1	3	4
Unrealized loss on derivatives				(5)				(5)	—	(5)
Foreign currency translation adjustments				110				110	15	125
Change in pensions and other postretirement defined benefit plans				133				133	—	133

Total comprehensive income								978	67	1,045

Issuance of shares	1	8			6			15	—	15
Stock splits	413	(413)						—	—	—
Employee benefits trust activity		52			(52)	13		13	—	13
Acquisition of shares					(335)			(335)	—	(335)
Reduction of noncontrolling interests								—	(11)	(11)
Cash dividends on common stock			(89)					(89)	—	(89)
Distributions to noncontrolling interests								—	(18)	(18)
Stock option exercises		1						1	—	1
Other shareholder transactions		20	1				3	24	1	25

BALANCE AT DECEMBER 31, 2007	$551	$1,168	$2,660	$(286)	$(593)	$(79)	$(11)	$3,410	$292	$3,702

Comprehensive income:
Net income			755					755	63	818
Other comprehensive income (loss):
Unrealized loss on marketable securities				(1)				(1)	(2)	(3)
Unrealized loss on derivatives				(70)				(70)	—	(70)
Foreign currency translation adjustments				(289)				(289)	(34)	(323)
Change in pensions and other postretirement defined benefit plans				(418)				(418)	—	(418)

Total comprehensive income								(23)	27	4

Effect of changing pension plan measurement date			(5)	(2)				(7)	—	(7)
Issuance of shares	3	4						7	9	16
Employee benefits trust activity		46				18		64	—	64
Acquisition of shares					(128)			(128)	—	(128)
Reduction of noncontrolling interests								—	(54)	(54)
Cash dividends on common stock			(122)					(122)	—	(122)
Distributions to noncontrolling interests								—	(24)	(24)
Stock option exercises		(1)			6			5	—	5
Other shareholder transactions		22					6	28	(4)	24

BALANCE AT DECEMBER 31, 2008	$554	$1,239	$3,288	$(1,066)	$(715)	$(61)	$(5)	$3,234	$246	$3,480

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Treasury Stock	Common Stock Held in Trust	Unearned Compensation	Total Cummins Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2008	$554	$1,239	$3,288	$(1,066)		$(715)	$(61)	$(5)	$3,234	$246	$3,480
Comprehensive income:
Net income			428						428	56	484
Other comprehensive income (loss):
Unrealized gain on derivatives				75					75	—	75
Foreign currency translation adjustments				86					86	14	100
Change in pensions and other postretirement defined benefit plans				10					10	—	10

Total comprehensive income									599	70	669

Issuance of shares	1	6							7	—	7
Employee benefits trust activity		61					25		86	—	86
Acquisition of shares						(20)			(20)	—	(20)
Cash dividends on common stock			(141)						(141)	—	(141)
Distributions to noncontrolling interests									—	(34)	(34)
Stock option exercises		(2)				4			2	—	2
Conversion to capital lease (Note 14)									—	(35)	(35)
Other shareholder transactions		2						4	6	—	6

BALANCE AT DECEMBER 31, 2009	$555	$1,306	$3,575	$(895)	(1)	$(731)	$(36)	$(1)	$3,773	$247	$4,020

(1)
Comprised of defined benefit postretirement plans of $(788) million, foreign currency translation adjustments of $(117) million, unrealized gain on marketable securities of $2 million and unrealized gain on derivatives of $8 million.

The accompanying notes are an integral part of our Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Cummins Inc. (Cummins, the Company, we, our, or us) is a leading global power provider that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and emissions solutions, fuel systems, controls and air handling systems. We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

Principles of Consolidation

        Our Consolidated Financial Statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries where our ownership is more than 50 percent of common stock except for majority-owned subsidiaries that are considered Variable Interest Entities (VIEs) where we are not deemed the primary beneficiary. In addition, we also consolidate, regardless of our ownership percentage, VIEs for which we are deemed to be the primary beneficiary. Intercompany balances and transactions are eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported in our Consolidated Balance Sheets. The noncontrolling ownership interest in our income, net of tax, is classified as "net income attributable to noncontrolling interests" in our Consolidated Statements of Income.

        Certain amounts for 2008 and 2007 have been reclassified to conform to the current classifications. All share amounts and per share amounts have been adjusted for the impact of a two-for-one stock split on April 9, 2007 and an additional two-for-one stock split on January 2, 2008.

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

        Our foreign equity investees are presented net of applicable foreign income taxes in our Consolidated Statements of Income. The vast majority of our U.S. equity investees are partnerships

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(non-taxable), thus there is no difference between gross or net of tax presentation as the investees are not taxed.

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

Revenue Recognition

        We recognize revenue, net of estimated costs of returns, allowances and sales incentives, when it is realized or realizable, which generally occurs when:

  •
  persuasive evidence of an arrangement exists,

  •
  the product has been shipped and legal title and all risks of ownership have been transferred,

  •
  customer acceptance has occurred and

  •
  payment is reasonably assured.

        Products are generally sold on open account under credit terms customary to the geographic region of distribution. We perform ongoing credit evaluations of our customers and generally do not require collateral to secure our accounts receivable. For engines, service parts, service tools and other items sold to independent distributors and to partially-owned distributors accounted for under the equity method, revenues are recorded when title and risk of ownership transfers. This transfer is based on the agreement in effect with the respective distributor and in the United States (U.S.) and most international locations generally occurs when the products are shipped. To the extent of our ownership percentage, margins on sales to distributors accounted for under the equity method are deferred until the distributor sells the product to unrelated parties.

        We provide various sales incentives to both our distribution network and our OEM customers. These programs are designed to promote the sale of our product in the channel or encourage the usage of our products by OEM customers. Sales incentives primarily fall into three categories:

  •
  volume rebates,

  •
  market share rebates and

  •
  aftermarket rebates.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For volume rebates, we provide certain customers with rebate opportunities for attaining specified volumes during a particular quarter or year. We accrue for the expected amount of these rebates at the time of the original sale and update our accruals quarterly based on our best estimate of the volume levels the customer will reach during the measurement period. For market share rebates, we provide certain customers with rebate opportunities based on the percentage of their production that utilizes a Cummins product. These rebates are typically measured either quarterly or annually and are accrued at the time of the original sale based on the current market shares, with adjustments made as the level changes. For aftermarket rebates we provide incentives to promote sales to certain dealers and end-markets. These rebates are typically paid on a quarterly, or more frequent, basis and estimates are made at the end of each quarter as to the amount yet to be paid. These estimates are based on historical experience with the particular program. The incentives are classified as a reduction in sales in our Consolidated Statements of Income.

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

        Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure inventory, property, plant and equipment balances and the related income statement using historical exchange rates. We include in income the resulting gains and losses, including the effect of derivatives in our Consolidated Statements of Income, which combined with transaction gains and losses amounted to a net loss of $20 million in 2009, a net loss of $46 million in 2008 and a net gain of $28 million in 2007.

Derivative Instruments

        We make use of derivative instruments in foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are foreign currency forward contracts, commodity swap contracts and an interest rate swap. These contracts are used strictly for hedging and not for speculative purposes.

        Due to our international business presence, we are exposed to foreign currency exchange risk. We transact in foreign currencies and have significant assets and liabilities denominated in foreign currencies. Consequently, our income experiences some volatility related to movements in foreign currency exchange rates. In order to benefit from global diversification and after considering naturally offsetting currency positions, we enter into foreign currency forward contracts to minimize our existing exposures (recognized assets and liabilities) and hedge forecasted transactions.

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

        We record all derivatives at fair value in our financial statements. Note 20 provides further information on our hedging strategy and accounting for derivative financial instruments.

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statements of Cash Flows—Supplemental Disclosures

	Years ended December 31,
In millions	2009	2008	2007
Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:
Accounts and notes receivable	$(181)	$88	$(203)
Inventories	482	(251)	(255)
Other current assets	33	(54)	(34)
Accounts payable	(75)	(174)	136
Accrued expenses	(132)	124	217

Total	$127	$(267)	$(139)

Cash payments for income taxes, net of refunds	$128	$349	$294
Cash payments for interest, net of capitalized interest	$31	$45	$57

Marketable Securities

        We account for marketable securities in accordance with GAAP standards for the accounting for certain investments in debt and equity securities. We determine the appropriate classification of all marketable securities as "held-to-maturity, "available-for-sale" or "trading" at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2009 and 2008, all of our investments were classified as available-for-sale.

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

Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount, which approximates fair value, and generally do not bear interest. We have a trade receivables sales program, which is more fully discussed in Note 21, which allows us to sell, without recourse, an interest in a pool of our trade receivables to a financial institution as necessary. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

which we determine that it is probable the receivable will not be recovered. The activity in our allowance for doubtful accounts is as follows:

	December 31,
In millions	2009	2008	2007
Balance, beginning of year	$10	$12	$11
Provision for bad debts	11	9	7
Write-offs	(9)	(9)	(7)
Other	1	(2)	1

Balance, end of year	$13	$10	$12

Inventories

        Our inventories are stated at the lower of cost or net realizable value. At December 31, 2009 and 2008, approximately 16 percent and 18 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process.

Property, Plant and Equipment

        We record property, plant and equipment, inclusive of assets under capital leases, at cost. We depreciate the cost of the majority of engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. We depreciate the cost of all other equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and three to 20 years for machinery, equipment and fixtures. Capital lease amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $269 million, $262 million and $256 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Long-Lived Assets

        We review our long-lived assets for possible impairment whenever events or circumstances indicate that the carrying value of an asset or asset group may not be recoverable. We assess the recoverability of the carrying value of the long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment of a long-lived asset or asset group exists when the expected future pre-tax cash flows (undiscounted and without interest charges) estimated to be generated by the asset or asset group is less than its carrying value. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is measured based on the difference between the estimated fair value and carrying value of the asset or asset group. Assumptions and estimates used to estimate cash flows in the evaluation of impairment and the fair values used to determine the impairment are subject to a degree of judgment and complexity. Any

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

changes to the assumptions and estimates resulting from changes in actual results or market conditions from those anticipated may affect the carrying value of long-lived assets and could result in a future impairment charge.

Goodwill

        Under GAAP accounting for goodwill and other intangible assets, the carrying value of goodwill must be tested for impairment on an annual basis and between annual tests in certain circumstances where impairment may be indicated. The fair value of each reporting unit was estimated by discounting the future cash flows less requirements for working capital and fixed asset additions. In accordance with GAAP, our reporting units are generally defined as one level below an operating segment. However, there were two situations where we have aggregated two or more components which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These two situations are described further below. This analysis has resulted in the following reporting units for our goodwill testing:

  •
  Within our Components operating segment, emissions solutions and filtration have been aggregated into a single reporting unit. This reporting unit accounts for almost 90 percent of our total goodwill balance at December 31, 2009.

  •
  Also within our Components segment, our turbocharger business is considered a separate reporting unit.

  •
  Within our Power Generation segment, our alternator business is considered a separate reporting unit.

  •
  Within our Engine segment, our recon business is considered a separate reporting unit. This reporting unit is in the business of remanufacturing and reconditioning engines and certain engine components.

  •
  Our Distribution segment is considered a single reporting unit as it is managed geographically and all regions share similar economic characteristics and provide similar products and services.

        No other reporting units have goodwill. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. As of the end of the third quarter in 2009, we performed the annual impairment assessment required by GAAP and determined that our goodwill was not impaired. At December 31, 2009, our recorded goodwill was $364 million, approximately 90 percent of which resided in the emissions solutions plus filtration reporting unit. For this reporting unit, a 10 percent reduction in our estimated future cash flows would not have impacted our assessment. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software

        We capitalize certain costs for software that are developed or obtained for internal use. Software costs are amortized on a straight-line basis over their estimated useful lives generally ranging from three to five years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in significant modifications that enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

Warranty

        We charge the estimated costs of warranty programs, other than product recalls, to income at the time products are shipped to customers. We use historical experience of warranty programs to estimate the remaining liability for our various warranty programs. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. At December 31, 2009, we had $10 million of receivables related to estimated supplier recoveries of which $5 million was included in "Trade and other receivables, net" and $5 million was included in "Other assets" on our Consolidated Balance Sheets. At December 31, 2008, we had $16 million of receivables related to estimated supplier recoveries of which $8 million was included in "Trade and other receivables, net" and $8 million was included in "Other assets" on our Consolidated Balance Sheets.

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

Research and Development

        Our research and development program is focused on product improvements, innovations and cost reductions for our customers. We expense research and development expenditures, net of contract reimbursements, when incurred. The major components of research and development expenses are salaries, fringes and consulting fees. Research and development expenses, net of contract reimbursements, were $362 million in 2009, $422 million in 2008 and $318 million in 2007. Contract reimbursements were $92 million in 2009, $61 million in 2008 and $52 million in 2007.

Related Party Transactions

        In accordance with the provisions of various joint venture agreements, we may purchase products and components from the joint ventures, sell products and components to the joint ventures and the joint ventures may sell products and components to unrelated parties. Joint venture transfer prices to us may differ from normal selling prices. Certain joint venture agreements transfer product to us at cost, some transfer product to us on a cost-plus basis, and others transfer product to us at market

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value. Our related party sales are presented on the face of our Consolidated Statements of Income. Our related party purchases were not material to our financial position or results of operations.

RECENTLY ADOPTED AND RECENTY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

        In December 2007, the Financial Accounting Standards Board (FASB) amended its existing standards for business combinations, which is effective for fiscal years beginning after December 15, 2008. The amended standards make significant changes to both the accounting and disclosures related to the acquisition of a business and could materially impact how we account for future business combination transactions. Because the standard will only impact transactions entered into after January 1, 2009, the amended standards did not impact our Consolidated Financial Statements upon adoption.

        In December 2007, the FASB amended its existing standards for noncontrolling interests in consolidated financial statements, which was effective for interim and annual fiscal periods beginning after December 15, 2008. The new standard established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the accounting for future ownership changes with respect to those subsidiaries. The new standard defined a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The new standard required, among other items, that a noncontrolling interest be included in the consolidated balance sheet within equity, separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statements of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. We adopted the new standard effective January 1, 2009, and applied it retrospectively. As a result, we reclassified noncontrolling interests of $246 million, $292 million and $253 million, respectively, from the mezzanine section to equity in the December 31, 2008, 2007 and 2006 balance sheets. Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period under the new standard.

        In March 2008, the FASB amended its existing standards for disclosures about derivative instruments and hedging activities, which was effective for interim and annual fiscal periods beginning after November 15, 2008. The new standards require enhanced disclosures about a company's derivative and hedging activities. We adopted the new standard effective January 1, 2009, and applied it prospectively. The new disclosures required are included in Note 20.

        In June 2009, the FASB amended its existing standards for subsequent events, which was effective for interim and annual fiscal periods ending after June 15, 2009, and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard established the period after the balance sheet date during which we should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date and the disclosures that should be made about events or transactions that occurred after the balance sheet date. In preparing our

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consolidated Financial Statements, we evaluated subsequent events through February 25, 2010, which is the date our annual report was filed with the Securities and Exchange Commission.

Accounting Pronouncements Issued But Not Yet Effective

        In June 2009, the FASB amended its standards for accounting for transfers of financial assets, which is effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard removes the concept of a qualifying special-purpose entity from GAAP. The new standard modifies the financial-components approach used in previous standards and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. The new standard also requires enhanced disclosure regarding transfers of financial interests and a transferor's continuing involvement with transferred assets. The new standard will require us to report any future activity under our sale of receivables program as secured borrowings as of January 1, 2010. As of December 31, 2009, we had no amounts outstanding under this program.

        In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which is effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary. The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments. The new standard also requires enhanced disclosures regarding an entity's involvement in a VIE. While we are still finalizing our evaluation of the impact of this amendment on our Consolidated Financial Statements, we believe the only impact will be the deconsolidation of Cummins Komatsu Engine Company (CKEC). This deconsolidation will not have a material impact on our Consolidated Financial Statements. Financial information about CKEC is included in Note 23.

        In October 2009, the FASB amended its rules regarding the accounting for multiple element revenue arrangements. The objective of the amendment is to allow vendors to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times. Specifically, this amendment addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists. The new rules are effective for us beginning January 1, 2011. We are in the process of evaluating the impact that this amendment will have on our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS IN EQUITY INVESTEES

        Investments in and advances to equity investees and our ownership percentage is as follows:

		December 31,
In millions	Ownership %	2009	2008
North American distributors	30% - 50%	$112	$113
Dongfeng Cummins Engine Company, Ltd.	50%	85	106
Beijing Foton Cummins Engine Co., Ltd.	50%	52	56
Cummins-Scania XPI Manufacturing, LLC	50%	52	55
Chongqing Cummins Engine Company Ltd.	50%	50	57
Komatsu alliances	20% - 50%	48	41
Tata Cummins Ltd.	50%	40	35
Shanghai Fleetguard Filter Co., Ltd.	50%	19	18
Other	Various	116	107

Total		$574	$588

Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the years ended December 31,
In millions	2009	2008	2007
Distribution Entities
North American distributors	$100	$100	$83
Komatsu Cummins Chile, Ltda.	12	7	4
All other distributors	3	5	2
Manufacturing Entities
Chongqing Cummins Engine Company, Ltd.	$36	$30	$22
Dongfeng Cummins Engine Company, Ltd.	33	55	41
Valvoline Cummins, Ltd.	7	2	1
Shanghai Fleetguard Filter Co., Ltd.	7	8	6
Tata Cummins Ltd.	5	7	13
Cummins MerCruiser Diesel Marine, LLC	(10)	3	11
All other manufacturers	3	14	9

Cummins share of net income	196	231	192
Royalty and interest income	18	22	13

Equity, royalty and interest income from investees	$214	$253	$205

Distribution Entities

        We have an extensive worldwide distributor and dealer network through which we sell and distribute our products and services. Generally, our distributors are divided by geographic region with some of our distributors being wholly-owned by Cummins, some partially-owned and the majority independently owned. We consolidate all wholly-owned distributors and partially-owned distributors where we are the primary beneficiary and account for other partially-owned distributors using the equity method of accounting.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS IN EQUITY INVESTEES (Continued)

North American Distributors

        Our distribution channel in North America includes 13 partially-owned distributors. Our equity interests in these nonconsolidated entities range from 30 percent to 50 percent. While each distributor is a separate legal entity, the business of each is the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

Komatsu Cummins Chile, Ltda.

        Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in the Chilean market.

        We also have 50 percent equity interests in three other international distributors.

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

Chongqing Cummins Engine Company, Ltd.

        Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Heavy Duty Vehicle Group that manufactures several models of our heavy-duty and high-horsepower diesel engines, primarily serving the industrial and stationary power markets in China.

Dongfeng Cummins Engine Company, Ltd.

        Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Corporation, a subsidiary of Dongfeng Motor Company (Dongfeng), one of the largest medium-duty truck manufacturers in China. DCEC produces Cummins four- to nine-liter mechanical engines, full-electronic diesel engines, with a power range from 100 to 370 horsepower, and natural gas engines.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS IN EQUITY INVESTEES (Continued)

Valvoline Cummins, Ltd.

        Valvoline Cummins, Ltd. is a joint venture with Ashland Inc., USA. The joint venture manufactures and distributes lubricant-oil products in India which are used in automotive and industrial applications. Products include transmission fluids, hydraulic lubricants, automotive filters, cooling system products, greases and specialty products.

Shanghai Fleetguard Filter Co., Ltd.

        Shanghai Fleetguard Filter Co., Ltd. is a joint venture in China with Dongfeng that manufactures filtration and exhaust systems.

Tata Cummins Ltd.

        Tata Cummins Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures the engines in India for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications.

Cummins MerCruiser Diesel Marine, LLC

        Cummins MerCruiser Diesel Marine, LLC is a joint venture in the United States (U.S.) with Mercury Marine, a division of Brunswick Corporation, to develop, manufacture and sell recreational marine diesel products, including engines, sterndrive packages, inboard packages, instrument and controls, service systems and replacement and service parts and assemblies, complete integration systems and other related products.

Beijing Foton Cummins Engine Co., Ltd.

        Beijing Foton Cummins Engine Co., Ltd. is a 50/50 joint venture in China with Beijing Foton Motor Co., Ltd., a commercial vehicle manufacturer, to produce two new families of Cummins high performance light-duty, diesel engines in Beijing. The engines will be used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles. Certain types of marine, small construction equipment and industrial applications will also be served by these engine families.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS IN EQUITY INVESTEES (Continued)

Equity Investee Financial Summary

        We have approximately $261 million in our investment account at December 31, 2009, that represents cumulative undistributed income in our equity investees. Summary financial information for our equity investees is as follows:

	As of and for the years ended December 31,
In millions	2009	2008	2007
Net sales	$5,554	$6,610	$5,716
Gross margin	1,365	1,509	1,320
Net income	427	498	451
Cummins share of net income	$196	$231	$192
Royalty and interest income	18	22	13

Total equity, royalty and interest income from investees	$214	$253	$205

Current assets	$2,005	$2,189
Noncurrent assets	1,123	903
Current liabilities	(1,406)	(1,440)
Noncurrent liabilities	(390)	(358)

Net assets	$1,332	$1,294

Cummins share of net assets	$587	$599

NOTE 3. RESTRUCTURING AND OTHER CHARGES

2009 Restructuring Actions

        In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the continuing deterioration in the global economy. We reduced our global workforce by approximately 1,000 professional employees. In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 3,200 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations. Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan. Estimates of restructuring were made based on information available at the time charges were recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.

        We incurred $2 million of restructuring expenses for lease terminations and $5 million of restructuring expenses for asset impairments in response to closures and downsizing noted above. During 2009, we recorded a total pre-tax restructuring charge of $85 million, comprising $90 million of charges related to 2009 actions net of the $3 million favorable change in estimate related to 2008 actions and the $2 million favorable change in estimate related to earlier 2009 actions, in

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. RESTRUCTURING AND OTHER CHARGES (Continued)

"Restructuring and other charges" in our Consolidated Statements of Income. These restructuring actions included:

In millions	Year ended December 31, 2009
Workforce reductions	$81
Exit activities	7
Other	2
Changes in estimate	(5)

Total restructuring charges	85
Curtailment loss	14

Total restructuring and other charges	$99

        In addition, as a result of the restructuring actions described above, we also recorded a $14 million curtailment loss in our pension and other postretirement plans. See Note 12 for additional detail.

        At December 31, 2009, of the approximately 4,200 employees affected by this plan, all terminations were substantially complete.

        The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods. The restructuring related accruals were recorded in "Other accrued expenses" in our Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Other	Total
2009 Restructuring charges	$81	$7	$2	$90
Cash payments for 2009 actions	(70)	(1)	—	(71)
Noncash items	—	(5)	(2)	(7)
Changes in estimates	(2)	—	—	(2)
Translation	1	—	—	1

Balance at December 31, 2009	$10	$1	$—	$11

        We do not include restructuring and other charges in our operating segment results. The pre-tax impact of allocating restructuring and other charges to the segment results would have been as follows:

In millions	Year ended December 31, 2009
Engine	$47
Power Generation	12
Components	35
Distribution	5

Total restructuring charges	$99

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. RESTRUCTURING AND OTHER CHARGES (Continued)

2008 Restructuring Actions

        We executed restructuring actions primarily in the form of voluntary and involuntary separation programs in the fourth quarter of 2008. These actions were in response to the continued deterioration in our U.S. businesses and most key markets around the world in the second half of 2008, as well as a reduction in orders in most U.S. and global markets for 2009. We reduced our worldwide professional workforce by approximately 650 employees, or 4.5 percent. We offered a voluntary retirement package to certain active professional employees in the U.S. based on a clearly defined set of criteria. We also took voluntary and involuntary actions which included approximately 800 hourly employees, the majority of which received severance benefits. The compensation packages contained salary and continuation of benefits, including health care, life insurance and outplacement services. The voluntary retirement package was accepted by approximately 150 employees. The remaining professional reductions of 500 employees were involuntary. The expenses recorded during the year ended December 31, 2008, included severance costs related to both voluntary and involuntary terminations. During 2008, we incurred a pre-tax charge related to the professional and hourly restructuring initiatives of approximately $37 million.

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

        At December 31, 2008, of the approximately 1,450 employees affected by this plan, 1,250 had been terminated. All terminations were substantially complete as of December 31, 2009.

        The table below summarizes the balance of accrued restructuring expenses for 2008 actions, which were included in the balance of "Other accrued expenses" in our Consolidated Balance Sheets as of December 31, 2009 and 2008:

In millions	Severance Costs
2008
Restructuring charges	$37
Cash payments for 2008 actions	(3)

Balance at December 31, 2008	34
2009
Cash payments for 2008 actions	(31)
Change in estimate	(3)

Balance at December 31, 2009	$—

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. RESTRUCTURING AND OTHER CHARGES (Continued)

        We do not include restructuring charges in the segment results. The pre-tax impact of allocating restructuring charges for the year ended December 31, 2008, would have been as follows:

In millions	Year ended December 31, 2008
Engine	$17
Power Generation	3
Components	15
Distribution	2

Total restructuring charges	$37

NOTE 4. INCOME TAXES

	Years ended December 31,
In millions	2009	2008	2007
Income (loss) before income taxes:
U.S. income	$(47)	$(25)	$391
Foreign income	687	1,203	778

	$640	$1,178	$1,169

        The provision (benefit) for income taxes consists of the following:

	Years ended December 31,
In millions	2009	2008	2007
Current:
U.S. federal and state	$4	$16	$137
Foreign	147	345	184

Total current	151	361	321
Deferred:
U.S. federal and state	(38)	(26)	1
Foreign	43	25	59

Total deferred	5	(1)	60

Income tax expense	$156	$360	$381

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        A reconciliation of the income tax provision at the U.S. federal income tax rate of 35 percent to the actual effective tax rate is as follows:

	Years ended December 31,
	2009	2008	2007
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal effect	(0.3)	—	1.4
Research tax credits	(2.4)	(0.8)	(1.3)
Differences in rates and taxability of foreign subsidiaries and joint ventures	(5.5)	(4.3)	(2.4)
Settlement of tax audits	—	(0.1)	—
Other, net	(2.4)	0.8	(0.1)

Effective tax rate	24.4%	30.6%	32.6%

        Except for the United Kingdom (U.K.) group, we provide for the additional taxes that would be due upon the dividend distribution of the income of our foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. The unremitted income of the U.K. group is considered to be permanently reinvested and the determination of the deferred tax liability, if any, that might be due should that income be distributed is not practicable. During 2009, we released $19 million of deferred U.S. tax liabilities related to prior years unremitted income of the Singapore subsidiaries of our U.K. group now considered to also be permanently reinvested. Income before income taxes includes equity income of foreign joint ventures of $117 million, $140 million and $118 million for the years ended December 31, 2009, 2008 and 2007, respectively. This equity income is recorded net of foreign taxes. Additional U.S. income taxes of $31 million, $30 million and $18 million for the years ended December 31, 2009, 2008 and 2007, respectively, were provided for the additional U.S. taxes that will ultimately be due upon the distribution of the foreign joint venture equity income.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets are as follows:

	December 31,
In millions	2009	2008
Deferred tax assets:
U.S. federal and state carryforward benefits	$131	$27
Foreign carryforward benefits	20	13
Employee benefit plans	429	474
Warranty and marketing expenses	309	341
Deferred research and development expenses	40	68
Other	115	163

Gross deferred tax assets	1,044	1,086
Valuation allowance	(44)	(25)

Total deferred tax assets	1,000	1,061

Deferred tax liabilities:
Property, plant and equipment	(146)	(98)
Unremitted income of foreign subsidiaries and joint ventures	(100)	(94)
Other	(25)	(34)

Total deferred tax liabilities	(271)	(226)

Net deferred tax assets	$729	$835

        Our U.S. federal and state carryforward benefits include $65 million of foreign tax credit carryforward benefits that expire in 2019, $16 million of federal general business credit carryforward benefits that expire in 2029, and $50 million of state credit and net operating loss carryforward benefits that begin to expire in 2012. Our foreign carryforward benefits include $20 million of net operating loss carryforwards that begin to expire in 2013. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance increased in 2009 by a net $19 million and increased in 2008 by a net $1 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        On January 1, 2007, the FASB amended its existing accounting standards related to the accounting for uncertainty in income taxes. The amended standards prescribe a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provide guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition rules. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions
Balance at December 31, 2006	$49
Additions based on tax positions related to the current year	4
Reductions for tax positions of prior years	(4)

Balance at December 31, 2007	$49
Additions based on tax positions related to the current year	5
Additions based on tax positions related to the prior years	5
Reductions for tax positions relating to settlements with taxing authorities	(2)

Balance at December 31, 2008	$57
Additions based on tax positions related to the current year	1
Additions based on tax positions related to the prior years	4
Reductions for tax positions related to prior years	(3)
Reductions for tax positions relating to settlements with taxing authorities	(5)
Effects of foreign currency translations	2

Balance at December 31, 2009	$56

        Included in the December 31, 2009 and 2008, balances are $33 million related to tax positions that, if recognized, would favorably affect the effective tax rate in future periods. Also, we had accrued interest expense related to the unrecognized tax benefits of $22 million, $14 million and $11 million as of December 31, 2009, 2008 and 2007, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ending December 31, 2009, 2008 and 2007, we recognized approximately $4 million, $2 million and $2 million in interest expense, respectively.

        As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, U.S. state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. Our U.S. federal income tax returns have been examined through 2004. With few exceptions, major U.S. state and foreign jurisdictions are no longer subject to income tax examinations for years before 2004. Various U.S. state and foreign tax audits are currently underway; however, we do not expect any significant change to our unrecognized tax benefits within the next year.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. MARKETABLE SECURITIES

        A summary of marketable securities, all of which are classified as current, is as follows:

	December 31,
	2009			2008
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale:
Debt mutual funds	$123	$—	$123	$63	$—	$63
Bank debentures	34	—	34	—	—	—
Certificates of deposit	21	—	21	—	—	—
Government debt securities—non-U.S.	4	(1)	3	5	—	5
Corporate debt securities	2	—	2	6	—	6
Equity securities and other	—	7	7	—	3	3

Total marketable securities	$184	$6	$190	$74	$3	$77

        Proceeds from sales and maturities of marketable securities were $335 million, $409 million and $395 million in 2009, 2008 and 2007, respectively. Gross realized gains from the sale of available-for-sale securities were $2 million in the year ended 2009 and $1 million for each of the years ended 2008 and 2007. Gross realized losses from the sale of available-for-sale securities were less than $1 million in 2009, 2008 and 2007.

        At December 31, 2009, the fair value of available-for-sale investments in debt securities by contractual maturity is as follows:

Maturity date	Fair value
In millions
1 year or less	$34
1 - 5 years	2
5 - 10 years	2
After 10 years	1

Total	$39

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

        In September 2006, the FASB amended its existing fair value standards, which defines fair value, establishes a market-based framework for measuring fair value and expands disclosures about fair value measurements. The amended standards are applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The amended standards do not expand or require any new fair value measures. The standards are effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. The FASB issued a partial deferral of the effective date of the amended standards that deferred the effective date for most non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. We adopted the amended standards prospectively for our fiscal year beginning January 1, 2008, except for non-financial assets and non-financial liabilities as deferred until January 1, 2009. The amended

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

standards do not require retroactive restatement of prior periods. The adoption did not materially impact our Consolidated Financial Statements.

        As defined by the amended standards, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. The company is able to classify fair value balances based on the observability of those inputs. The amended standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The three levels of the fair value hierarchy defined by GAAP are as follows:

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

  Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At each balance sheet date, the company performs an analysis of all instruments subject to fair value accounting under GAAP and includes, in level 3, all of those whose fair value is based on significant unobservable inputs. At December 31, 2009, we did not have any level 3 financial assets or liabilities, other than those in our pension plan (see Note 12).

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

        The following tables summarize our financial instruments recorded at fair value in our Consolidated Balance Sheets at December 31, 2009 and 2008:

	Fair Value Measurements as of December 31, 2009, Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale securities	$127	$63	$—	$190
Derivative assets	—	42	—	42
Derivative liabilities	—	(1)	—	(1)

Total	$127	$104	$—	$231

	Fair Value Measurements as of December 31, 2008, Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale securities	$59	$18	$—	$77
Derivative assets	—	80	—	80
Derivative liabilities	—	(81)	—	(81)

Total	$59	$17	$—	$76

Fair Value of Other Financial Instruments

        Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at December 31, 2009 and 2008, are set forth in the table below. The carrying values of all other receivables and liabilities approximated fair values.

	December 31,
In millions	2009	2008
Fair value	$674	$567
Carrying value	703	698

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. INVENTORIES

        Inventories include the following:

	December 31,
In millions	2009	2008
Finished products	$785	$860
Work-in-process and raw materials	638	1,021

Inventories at FIFO cost	1,423	1,881
Excess of FIFO over LIFO	(82)	(98)

Total inventories	$1,341	$1,783

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

        Details of our property, plant and equipment balance are as follows:

	December 31,
In millions	2009		2008
Land and buildings	$868		$799
Machinery, equipment and fixtures	3,494		3,265
Construction in process	403	(1)	475

	4,765		4,539
Less: accumulated depreciation	(2,879)		(2,698)

Property, plant and equipment, net	$1,886		$1,841

(1)
Construction in process includes $216 million related to our future light-duty diesel engine platform. We concluded that events and circumstances indicated that these assets should be reviewed for possible impairment. Our review indicated that these assets are recoverable as of December 31, 2009.

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table summarizes the changes in the carrying amount of goodwill for 2009 and 2008:

In millions	Components	Power Generation	Engine	Distribution	Total
Goodwill at December 31, 2007	$339	$13	$6	$7	$365
Additions	—	—	—	—	—
Dispositions	—	—	—	—	—
Translation and other	(3)	—	—	—	(3)

Goodwill at December 31, 2008	336	13	6	7	362
Additions	—	—	—	—	—
Dispositions	—	—	—	—	—
Translation and other	1	—	—	1	2

Goodwill at December 31, 2009	$337	$13	$6	$8	$364

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        We have elected to perform the annual impairment test of our recorded goodwill as required by GAAP as of the end of our third quarter. The results of this annual impairment test indicated that the fair value of each of our reporting units as of September 27, 2009 and September 28, 2008, exceeded their carrying, or book value, including goodwill, and therefore our recorded goodwill was not subject to impairment. The fair value was determined utilizing the expected present value of future cash flows.

        Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2009	2008
Software	$407	$343
Accumulated amortization	(190)	(138)

Net software	217	205

Trademarks, patents and other	34	34
Accumulated amortization	(23)	(16)

Net trademarks, patents and other	11	18

Total	$228	$223

        Amortization expense for software and other intangibles totaled $55 million, $50 million and $31 million for the years ended December 31, 2009, 2008 and 2007, respectively. Internal and external software costs (excluding those related to research, re-engineering and training), trademarks and patents are amortized generally over a three to five-year period. The following table represents the projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions.

	For the years ended
In millions	2010	2011	2012	2013	2014
Projected amortization expense	$68	$60	$49	$34	$13

NOTE 10. DEBT

Loans Payable

        Loans payable at December 31, 2009 and 2008 were $37 million and $39 million, respectively, and consist primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2009, 2008 and 2007, was as follows:

	December 31,
	2009	2008	2007
Weighted average interest rate	5.61	7.03	7.43

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. DEBT (Continued)

        For the years ended December 31, 2009, 2008 and 2007, total interest incurred was $41 million, $53 million and $63 million, respectively. For the same respective periods, interest capitalized was $6 million, $11 million and $5 million.

Revolving Credit Facility

        On June 30, 2008, we entered into a three-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.1 billion senior unsecured revolving credit facility, the proceeds of which are to be used by us for working capital or other general corporate purposes.

        The credit facility matures on June 30, 2011. Amounts payable under our revolving credit facility will rank pro rata with all of our other unsecured, unsubordinated indebtedness. Up to $100 million under our credit facility is available for swingline loans denominated in U.S. dollars. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to LIBOR plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR loans was 0.75 percent per annum as of December 31, 2009. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.

        The credit agreement includes various covenants, including, among others, maintaining a leverage ratio of no more than 3.0 to 1.0 and maintaining fixed charge coverage ratio of at least 1.5 to 1.0. As of December 31, 2009, we were in compliance with all such covenants, including our leverage ratio of 0.6 to 1.0 and our fixed charge coverage ratio of 22.5 to 1.0.

        The table below is a reconciliation of the maximum capacity of our revolver to the amount available under the facility as of December 31, 2009 and 2008. There were no outstanding borrowings under this facility at December 31, 2009.

	Revolving Credit Capacity at December 31,
In millions	2009	2008
Maximum credit capacity of the revolving credit facility	$1,100	$1,100
Less:
Letters of credit against revolving credit facility	35	39

Amount available for borrowing under the revolving credit facility	$1,065	$1,061

        As of December 31, 2009, we also had $229 million available for borrowings under our international and other domestic short-term credit facilities. Commitments against the other domestic and international facilities were $37 million as of December 31, 2009 and $39 million at the end of 2008.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. DEBT (Continued)

Long-term Debt

	December 31,
In millions	2009	2008
Long-term debt:
Export financing loan, 4.5%, due 2012	$49	$—
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other	39	44

	561	517
Unamortized discount	(36)	(37)
Fair value adjustment due to hedge on indebtedness	25	79
Capital leases	117	100

Total long-term debt	667	659
Less current maturities of long-term debt	(30)	(30)

Long-term debt	$637	$629

        Principal payments required on long-term debt during the next five years are:

	Required principal payments
In millions	2010	2011	2012	2013	2014
Payment	$30	$46	$67	$23	$17

        Interest on the 6.75% debentures is payable on February 15 and August 15 each year. The debentures were redeemable at our option after February 15, 2007, at a redemption price of par value plus accrued interest or an amount designed to ensure that the debenture holders were not penalized by the early redemption.

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

        In October 2009, our wholly-owned subsidiary, Cummins Brasil Ltda, entered into a loan agreement with the Brazil development bank, BNDES, for a loan in local currency in an amount equivalent to US $45 million, at drawdown, at a fixed rate of 4.5 percent to finance its exports over the next three years. The principal of the loan has a two-year grace period and will begin amortizing in 2011.

        Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a maximum debt-to-EBITDA ratio and a minimum interest coverage ratio. As of December 31, 2009, we were in compliance with all of the covenants under our borrowing agreements.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PRODUCT WARRANTY LIABILITY

        A summary of the activity in our warranty liability account, which includes warranty provisions and payments, changes in our estimates for pre-existing warranties and changes in our deferred revenue balances associated with extended warranty programs is as follows:

	December 31,
In millions	2009	2008
Balance, beginning of year	$962	$749
Provision for warranties issued	364	413
Deferred revenue on extended warranty contracts sold	109	103
Payments	(472)	(383)
Amortization of deferred revenue on extended warranty contracts	(72)	(64)
Changes in estimates for pre-existing warranties	84	177
Foreign currency translation	14	(33)

Balance, end of year	$989	$962

        The current portion of our warranty balance is presented as "Current portion of accrued product warranty." The deferred revenue related to extended warranty programs at December 31, 2009 and 2008, was $262 million and $224 million, respectively. The current portion of deferred revenue is included in "Deferred revenue" and the long-term portion is included in "Other liabilities and deferred revenue" in our Consolidated Balance Sheets.

        During 2008 and 2009, actual cost trends for certain midrange engine products, including product launched in 2007 and for which warranty periods can extend to five years, indicated higher per claim repair cost than the product on which the initial accrual rate was developed. These products include more electronic parts than historical models contributing to the higher cost per claim. In addition, certain products introduced in 2003 and sold prior to 2007 for which the warranty period extended five years also demonstrated a higher cost per claim than that of predecessor products. We increased our liability in 2008 and 2009 as these experience trends became evident.

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS

PENSION PLANS

        We sponsor several contributory and noncontributory pension plans covering substantially all employees. Generally, hourly employee pension benefits are earned based on years of service and compensation during active employment while future benefits for salaried employees are determined using a cash balance formula. However, the level of benefits and terms of vesting may vary among plans. Pension plan assets are administered by trustees and are principally invested in equity securities and fixed income securities. It is our policy to make contributions to our various qualified plans in accordance with statutory and contractual funding requirements and any additional contributions we determine are appropriate.

Obligations, Assets and Funded Status

        The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in our Consolidated Balance Sheets for our

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

significant pension plans. Non-U.S. plans represent plans sponsored in the U.K. Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans.

	U.S. Plans		Non-U.S. Plans
In millions	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$1,949	$1,959	$861	$1,155
Service cost	47	52	18	28
Interest cost	115	124	57	70
Plan participants' contributions	—	—	1	1
Actuarial losses (gains)	120	(27)	108	(25)
Benefits paid from fund	(176)	(153)	(58)	(43)
Benefits paid directly by Company	(8)	(6)	—	—
Exchange rate changes	—	—	99	(325)
Curtailment loss (gain)	5	—	(10)	—
Other	1	—	(1)	—

Benefit obligation at end of year	$2,053	$1,949	$1,075	$861

Change in plan assets
Fair value of plan assets at beginning of year	$1,484	$1,949	$745	$1,217
Actual return on plan assets	269	(383)	134	(175)
Company contributions	100	70	21	36
Plan participants' contributions	—	—	1	1
Benefits paid	(176)	(153)	(58)	(43)
Exchange rate changes	—	—	86	(291)
Other	—	1	—	—

Fair value of plan assets at end of year	$1,677	$1,484	$929	$745

Funded status (including underfunded and nonfunded plans) at end of year	$(376)	$(465)	$(146)	$(116)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs—current liabilities	$(8)	$(7)	$—	$—
Pensions—long-term liabilities	(368)	(458)	(146)	(116)

Net amount recognized	$(376)	$(465)	$(146)	$(116)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$801	$837	$364	$322
Prior service (credit) cost	(6)	(8)	6	8

Net amount recognized	$795	$829	$370	$330

        In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans in 11 other countries outside the U.S. and the U.K. that comprise less than three

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

percent of our pension plan assets and obligations. These plans are reflected in "Other liabilities and deferred revenue" on our Consolidated Balance Sheets.

        The following table presents information regarding underfunded pension plans that are included in the preceding table:

	U.S. Plans		Non-U.S. Plans
	December 31,
In millions	2009	2008	2009	2008
Total accumulated benefit obligation	$2,033	$1,931	$1,019	$810
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	2,033	1,931	1,019	810
Fair value of plan assets	1,677	1,484	929	745
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	2,053	1,949	1,075	861
Fair value of plan assets	1,677	1,484	929	745

Components of Net Periodic Pension Cost

        The following table presents the net periodic pension cost under our plans:

	U.S. Plans			Non-U.S. Plans
In millions	2009	2008	2007	2009	2008	2007
Service cost	$47	$48	$45	$18	$26	$33
Interest cost	115	115	107	57	65	63
Expected return on plan assets	(142)	(150)	(140)	(60)	(73)	(71)
Amortization of prior service cost (credit)	(1)	(1)	(1)	3	3	4
Recognized net actuarial loss	29	20	33	21	19	26
Other	—	(1)	—	—	—	(1)

Net periodic pension cost before curtailments	$48	$31	$44	$39	$40	$54
Curtailments	5	—	—	1	—	—

Total net periodic pension cost	$53	$31	$44	$40	$40	$54

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Other changes in benefit obligations and plan assets recognized in other comprehensive income in 2009 are as follows:

In millions	2009
Amortization of prior service cost	$(2)
Curtailments	(1)
Recognized actuarial loss	(50)
Incurred actuarial loss	17
Foreign exchange translation adjustments	42

Total recognized in other comprehensive income	$6

Total recognized in net periodic pension cost and other comprehensive income	$99

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost during the next fiscal year are as follows:

In millions	2010
Prior service cost	$2
Net actuarial loss	52

        As disclosed in Note 3, "RESTRUCTURING AND OTHER CHARGES," to our Consolidated Financial Statements, we executed restructuring actions in 2009. As a result, our pension benefit plans were remeasured and we recognized curtailment losses, as prescribed under GAAP pension standards, due to the significant reduction in the expected aggregate years of future service of the employees affected by the actions. In the third and fourth quarters of 2009, we recorded net curtailment losses of $5 million and $1 million for U.S. and non-U.S. plans, respectively, and $2 million for our less significant plans in other countries outside the U.S. and the U.K. The curtailment losses include recognition of the change in the PBO and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.

Assumptions

        The table below presents various assumptions used in determining the pension benefit obligation for each year and reflects weighted-average percentages for the various plans (Non-U.S. is the U.K.):

	U.S. Plans		Non-U.S. Plans
	2009	2008	2009	2008
Discount rate	5.60%	6.20%	5.80%	6.20%
Compensation increase rate	4.00%	4.00%	4.50%	4.25%

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans (Non-U.S. is the U.K.):

	U.S. Plans			Non-U.S. Plans
	2009	2008	2007	2009	2008	2007
Discount rate	6.20%	6.10%	5.60%	6.20%	5.80%	4.96%
Expected return on plan assets	8.25%	8.25%	8.50%	7.25%	7.25%	7.24%
Compensation increase rate	4.00%	4.00%	4.00%	4.25%	4.25%	4.02%

Plan Assets

        Our investment policies in the U.S. and U.K. provide for the rebalancing of assets to maintain our long-term strategic asset allocation. We are committed to its long-term strategy and do not attempt to time the market given empirical evidence that asset allocation is more critical than individual asset or investment manager selection. Rebalancing of the assets has and continues to occur. The rebalancing is critical to having the proper weighting of assets to achieve the expected total portfolio returns. We believe that our portfolio is highly diversified and does not have any significant exposure to concentration risk. The plan assets for our defined benefit pension plans do not include any of our common stock.

U.S. Plan Assets

        For the U.S. qualified pension plans, our assumption for the expected return on assets was 8.25 percent in 2009. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2009, based upon our target asset allocations it is anticipated that our U.S. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 7.50 percent, approximately 40 percent of the time, while returns of 8.70 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. As a result, based on the historical returns and forward-looking return expectations, we have elected to use an assumption of 8.00 percent per year in 2010. The primary investment objective is to exceed, on a net-of-fee basis, the rate of return of a policy portfolio comprised of the following:

Asset Class	Target	Range
U.S. equities	31%	26 - 36%
Non-U.S. equities	8%	4 - 12%
Global equities	16%	12 - 20%

Total equities	55%	50 - 60%
Real estate	7.5%	0 - 10%
Private equity	7.5%	0 - 10%
Fixed-income	30%	25 - 35%

Total	100%

        The fixed income component is structured to represent a custom bond benchmark constructed to closely represent the monthly change in the value of Cummins' liabilities. This component is structured in such a way that its benchmark covers 50 percent of the plan's exposure to changes in its discount

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

rate (AA corporate bond yields). In order to achieve a hedge on more than the targeted 30 percent of Plan assets invested in fixed income securities, the Committee may instruct the fixed income managers, other manager(s) or the custodian/trustee to utilize derivative securities in an overlay fashion, which would further reduce the Plan's risk of declining interest rates in what is referred to as a Liability Driven Investment strategy. However, all managers hired to manage assets for the trust are prohibited from using leverage unless specifically discussed with the Committee and allowed for in their guidelines.

UK Plan Assets

        The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets (equities and property and liability matching assets (bonds) with a long-term outlook. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we have established the following targets:

Asset Class	Target	Range
UK equities	31%	+/- 2.5%
Non-UK equities	22%	+/- 2.5%

Total equities	53%	+/- 2.5%
Real estate	5%	N/A
Private equity	2%	N/A
Government bonds	40%	+/- 2.5%

Total	100%

        As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Fair Value of U.S. Plan Assets

        The fair values of Cummins U.S. pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements as of December 31, 2009 Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$157	$457	$—	$614
Non-U.S.	128	219	—	347
Fixed income
Government debt	260	—	—	260
Corporate debt
U.S.	298	—	—	298
Non-U.S.	68	—	—	68
Asset/mortgaged backed securities	14	—	—	14
Net cash equivalents(1)	9	—	—	9
Derivative instruments(2)	—	3	—	3
Private equity and real estate(3)	—	—	139	139

Total	$934	$679	$139	$1,752

Pending trade purchases/sales				(87)
Accruals(4)				12

Total				$1,677

(1)
Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)
Derivative instruments include interest rate swaps, foreign currency forward contracts and credit default swaps.

(3)
The investments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

(4)
Interest or dividends that have not yet settled as of December 31, 2009.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The reconciliation of level 3 assets is as follows:

	Fair Value Measurements as of December 31, 2009 Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Beginning balance at January 1, 2009	$97	$57	$154
Actual return on plan assets:
Unrealized losses on assets still held at the reporting date	(6)	(21)	(27)
Purchases, sales and settlements	13	(1)	12

Ending balance at December 31, 2009	$104	$35	$139

Fair Value of U.K. Plan Assets

        The fair values of Cummins U.K. pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements as of December 31, 2009 Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$106	$—	$106
Non-U.S.	—	434	—	434
Fixed income
Government debt	96	91	—	187
Corporate debt
U.S.	23	15	—	38
Non-U.S.	60	69	—	129
Asset/mortgaged backed securities	16	—	—	16
Net cash equivalents(1)	4	—	—	4
Private equity and real estate(2)	—	—	35	35

Total	$199	$715	$35	$949

Pending trade purchases/sales				(21)
Accruals(3)				1

Total				$929

(1)
Cash equivalents include commercial paper, short term government/agency, mortgage and credit instruments.

(2)
The investments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

(3)
Interest or dividends that have not yet settled as of December 31, 2009.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The reconciliation of level 3 assets is as follows:

	Fair Value Measurements as of December 31, 2009 Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Beginning balance at January 1, 2009	$5	$36	$41
Actual return on plan assets:
Unrealized losses on assets still held at the reporting date	(2)	(8)	(10)
Purchases, sales and settlements	1	3	4

Ending balance at December 31, 2009	$4	$31	$35

        The investments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by quarterly financial statements of the funds. These financial statements are audited at least annually. The fair value of all real estate properties, held in the partnerships, are valued at least once per year by an independent professional real estate valuation firm. Fair value generally represents the fund's proportionate share of the net assets of the investment partnerships as reported by the general partners of the underlying partnerships. Some securities with no readily available market are initially valued at cost, utilizing independent professional valuation firms as well as market comparisons with subsequent adjustments to values which reflect either the basis of meaningful third-party transactions in the private market or the fair value deemed appropriate by the general partners of the underlying investment partnerships. In such instances, consideration is also given to the financial condition and operating results of the issuer, the amount that the investment partnerships can reasonably expect to realize upon the sale of the securities and any other factors deemed relevant. The estimated fair values are subject to uncertainty and therefore may differ from the values that would have been used had a ready market for such investments existed and such differences could be material.

Estimated Future Contributions and Benefit Payments

        We plan to contribute approximately $175 million to $185 million to our defined benefit pension plans in 2010. The table below presents expected future benefit payments under our pension plans:

In millions	2010	2011	2012	2013	2014	2015-2019
Expected benefit payments	$200	$203	$207	$209	$214	$1,108

Other Pension Plans

        We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $42 million, $30 million, and $25 million for the years ended December 31, 2009, 2008 and 2007.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

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

In millions	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$503	$545
Service cost	1	1
Interest cost	29	34
Plan participants' contributions	9	9
Amendments	—	(2)
Actuarial loss (gain)	17	(19)
Benefits paid directly by Company	(60)	(65)
Curtailments	5	—

Benefit obligation at end of year	$504	$503

Funded status at end of year	$(504)	$(503)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs—current liabilities	$(51)	$(51)
Postretirement benefits other than pensions—long-term liabilities	(453)	(452)

Net amount recognized	$(504)	$(503)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$35	$20
Prior service credit	(20)	(30)

Net amount recognized	$15	$(10)

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Components of Net Periodic Other Postretirement Benefits Cost

        The following table presents the net periodic other postretirement benefits cost under our plans:

In millions	2009	2008	2007
Service cost	$1	$1	$1
Interest cost	29	31	31
Amortization of prior service credit	(9)	(10)	(10)
Recognized net actuarial gain	—	(1)	(1)
Other	(1)	—	(1)

Net periodic other postretirement benefit cost before curtailments	20	21	20
Curtailment loss	6	—	—

Net periodic other postretirement benefit cost	$26	$21	$20

        Other changes in benefit obligations recognized in other comprehensive income in 2009 are as follows:

In millions	2009
Amortization of prior service credit	$9
Incurred actuarial loss	17
Other	(1)

Total recognized in other comprehensive income	25

Total recognized in net periodic other postretirement benefit cost and other comprehensive income	$51

        The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic other postretirement benefit cost during the next fiscal year is a prior service credit of $8 million.

        As disclosed in Note 3, "RESTUCTURING AND OTHER CHARGES," to our Consolidated Financial Statements, we executed restructuring actions in 2009. As a result, our U.S. postretirement benefit plans were remeasured and we recognized curtailment losses, as prescribed under GAAP other postretirement benefit standards, due to the significant reduction in the expected aggregate years of future service of the employees affected by the actions. In the third quarter of 2009, we recorded net curtailment losses of $6 million. The curtailment losses include recognition of the change in the APBO and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Assumptions

        The table below presents assumptions used in determining the other postretirement benefit obligation for each year and reflects weighted-average percentages for our other postretirement plans:

	2009	2008
Discount rate	5.60%	6.20%

        The table below presents assumptions used in determining the net periodic other postretirement benefits cost and reflects weighted-average percentages for the various plans:

	2009	2008	2007
Discount rate	6.20%	6.00%	5.60%

        Our consolidated other postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, an 8.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2010. The rate was assumed to decrease on a linear basis to 5.0 percent through 2017 and remain at that level thereafter. An increase in the health care cost trends of one percent would increase our APBO by $20 million as of December 31, 2009 and the net periodic other postretirement benefit expense for 2010 by $1 million. A decrease in the health care cost trends of 1 percent would decrease our APBO by $18 million as of December 31, 2009 and the net periodic other postretirement benefit expense for 2010 by $1 million.

        The Medicare Prescription Drug Improvement and Modernization Act of 2003 was reflected in the APBO beginning December 31, 2004, assuming we will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and we will receive the federal subsidy. We received a subsidy of approximately $5 million in 2009.

Estimated Benefit Payments

        The table below presents expected benefit payments under our other postretirement benefit plans and also provides the Medicare subsidy receipts expected to be received:

In millions	2010	2011	2012	2013	2014	2015-2019
Expected benefit payments, net of Medicare Part D subsidy—postretirement	53	53	51	50	48	199
Medicare Part D subsidy	2	3	3	3	3	12

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. OTHER LIABILITIES AND DEFERRED REVENUE

        Other liabilities and deferred revenue include the following:

	December 31,
In millions	2009	2008
Accrued warranty	$301	$311
Deferred revenue	215	173
Accrued compensation	104	108
Other long-term liabilities	140	153

Other liabilities and deferred revenue	$760	$745

NOTE 14. COMMITMENTS AND CONTINGENCIES

        We are subject to numerous lawsuits and claims arising out of the ordinary course of our business, including actions related to product liability; personal injury; the use and performance of our products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of our business; tax reporting in foreign jurisdictions; distributor termination; workplace safety; and environmental matters. We also have been identified as a potentially responsible party at multiple waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites, as more fully described in Item 1 of this Form 10-K under "Environmental Compliance—Other Environmental Statutes and Regulations." We have denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings. We carry various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us with respect to these lawsuits, claims and proceedings. We do not believe that these lawsuits are material individually or in the aggregate. While we believe we have also established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operation, financial condition or cash flows.

        In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage. We have submitted a claim for $237 million to our insurance carriers, which includes a claim for business interruption. Our insurance carriers have disputed certain aspects of our claim and each party has filed suit against the other. Although we believe that we should be insured against the full amount of such claim, there can be no assurance that we will be successful in pursuing these claims.

U.S. Distributor Commitments

        We had an agreement with a financial institution that provided financing to certain independent Cummins and Cummins Power Generation distributors in the U.S., and to certain distributors in which we own an equity interest. Under this agreement, if any distributor defaulted under its financing arrangement with the financial institution, and the maturity of amounts owed under the agreement were accelerated, then we were required to purchase from the financial institution, at amounts

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

approximating fair market value, certain property, inventory and rental generator sets manufactured by Cummins that are secured by the distributor's financing agreement.

        In May 2009, the financing agreement with the financial institution was refinanced and Cummins did not make any new commitments, thereby relieving Cummins of responsibility to purchase any assets from the financial institution in event of default by the distributors.

        Our distribution agreements with independent and partially-owned distributors generally have a three-year term and are restricted to specified territories. Our distributors develop and maintain a network of dealers with which we have no direct relationship. The distributors are permitted to sell other, noncompetitive products only with our consent. We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the trademarks, except to authorized dealers, without our consent. Products are sold to the distributors at standard domestic or international distributor net prices, as applicable. Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales. Subject to local laws, we can generally refuse to renew these agreements upon expiration or terminate them upon written notice for inadequate sales, change in principal ownership and certain other reasons. Distributors also have the right to terminate the agreements upon 60-day notice without cause, or 30-day notice for cause. Upon termination or failure to renew, we are required to purchase the distributor's current inventory, signage and special tools, and may, at our option purchase other assets of the distributor, but are under no obligation to do so.

Residual Value Guarantees

        We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at December 31, 2009, and 2008 was $8 million.

Other Guarantees and Commitments

        In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. As of December 31, 2009, the maximum potential loss related to these other guarantees is $75 million ($74 million of which relates to the Beijing Foton guarantee discussed below).

        We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances. At December 31, 2009, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $69 million, of which $62 million relates to a six year contract with an engine parts supplier that extends from 2008 to 2013. This arrangement enables us to secure critical components important to our growth. Based on current forecasts, we do not anticipate paying any penalties under these contracts.

        In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $176 million (at current exchange rates). The line is being used primarily to fund equipment purchases for a new manufacturing plant. As a part of this transaction, we guaranteed 50 percent of any

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

outstanding borrowings up to a maximum guarantee of $88 million (at current exchange rates). As of December 31, 2009, outstanding borrowings under this agreement were $148 million and our guarantee was $74 million (at current exchange rates). We recorded a liability for the fair value of this guarantee in accordance with guarantor's accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The amount of the liability was less than $1 million. The offset to this liability was an increase in our investment in the joint venture.

        We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. Performance bonds and other performance-related guarantees were $75 million and $32 million as of December 31, 2009 and 2008.

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

Indemnities

        Periodically, we enter into various contractual arrangements where we agree to indemnify a third-party against certain types of losses. Common types of indemnities include:

  •
  product liability and license, patent or trademark indemnities,

  •
  asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold and

  •
  any contractual agreement where we agree to indemnify the counter-party for losses suffered as a result of a misrepresentation in the contract.

        We regularly evaluate the probability of having to incur costs associated with these indemnities and accrue for expected losses that are probable. Because the indemnities are not related to specified known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnities.

Joint Venture Commitments

        As of December 31, 2009, we have committed to invest and fund $4 million into existing joint ventures in 2010.

Leases

        We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

non-cancelable operating leases with fixed rental payments, expire over the next ten years and contain renewal provisions. Rent expense under these leases approximated:

In millions	2009	2008	2007
Rent expense	$130	$129	$113

        Following is a summary of the future minimum lease payments due under capital and operating leases, including leases in our rental business discussed below, with terms of more than one year at December 31, 2009, together with the net present value of the minimum payments due under capital leases:

In millions	Capital Leases	Operating Leases
2010	$32	$96
2011	21	69
2012	31	50
2013	17	40
2014	19	33
After 2014	25	85

Total minimum lease payments	$145	$373

Interest	(28)

Present value of net minimum lease payments	$117

        In addition, we have subleased certain of the facilities under operating lease to third parties. The future minimum lease payments due from lessees under those arrangements are $1 million per year for the years 2010 through 2014.

Rental Business

        A significant portion of the equipment in our rental business is financed under capital leases. During the third quarter of 2006, we extended a lease related to a portion of our rental business by six years. The lease was set to expire on September 30, 2006. Instead of paying a balloon payment of approximately $42 million on September 30, 2006, the amount was financed over a six-year term at a fixed rate. In addition to extending this lease, we reduced the interest rate by approximately 2 percentage points. During the fourth quarter of 2006, we refinanced a lease related to another portion of our rental business. Under the terms of the agreement which was effective January 1, 2007, the new lease has a six-year term with a fixed rate that is approximately 2 percentage points lower than the previous lease. The total amount refinanced was approximately $28 million. These two leases are with two different lessors. Under each lease we are permitted to prepay, subject to certain conditions, the outstanding balance under the lease for the principal amount outstanding plus a prepayment penalty. For each of these leases we have the option to purchase the equipment at the end of the lease term for one dollar. The equipment under these leases is capitalized and amortized over its estimated useful life. As of December 31, 2009 and 2008, we had outstanding capital leases under this program of $9 million and $43 million, respectively. Future lease payments, including repurchase obligations, under each lease are included in the table above.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

Sale and Leaseback Transaction Amendment and Extension

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

        In December 2003, the grantor trust which acts as the lessor in the sale and leaseback transaction described above was consolidated as a result of the adoption of new accounting standards for variable interest entities, due primarily to the existence of the residual value guarantee. As a result of the consolidation, the manufacturing equipment and the trust's obligations under its non-recourse debt arrangement was included in our Consolidated Balance Sheets as property, plant and equipment and long-term debt, respectively. The equity in the trust held by the financial institution was reported as noncontrolling interest. In addition, our Consolidated Statements of Income included interest expense on the lessor's debt obligations and depreciation expense on the manufacturing equipment rather than rent expense under the lease agreement. In April 2008, the trust made the final payment on the non-recourse debt.

        In February 2009, we amended the lease agreement to extend the lease for an additional two years to June 2015 and we removed the residual value guarantee. As a result of removing the residual value guarantee, we are no longer required to consolidate the grantor trust and we deconsolidated the trust in the first quarter of 2009. With the deconsolidation, we are now required to account for the leasing arrangement with the trust which qualifies as a capital lease. The deconsolidation of the trust had minimal impact on our Consolidated Financial Statements as the present value of the minimum lease payments (including the extension) approximated the amount that was reported as noncontrolling interest as of the date of the amendment. The reduction in noncontrolling interests and increase in our capital lease liabilities was $35 million.

        The future lease payments required under the amended lease are as follows:

In millions Due date	Payment amount
2010	$—
2011	—
2012	12
2013	10
2014	14
Thereafter	4

        The lease agreement includes certain default provisions requiring us to make timely rent payments, maintain, service, repair and insure the equipment and maintain minimum debt ratings for our long-term senior unsecured debt obligations.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. CUMMINS INC. SHAREHOLDERS' EQUITY

Preferred and Preference Stock

        We are authorized to issue one million shares each of zero par value preferred and preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2009, there was no preferred or preference stock outstanding.

Common Stock

        During the second quarter of 2008, our shareholders ratified a proposal to increase our common stock authorization to 500 million shares. The Board of Directors authorized a pair of two-for-one splits of Cummins stock in 2007, which were distributed on April 9, 2007 and January 2, 2008, to shareholders of record as of March 26, 2007 and December 21, 2007, respectively. All share and per share amounts in this Form 10-K have been adjusted to reflect the two-for-one stock splits.

        Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans are as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2006	220.0	11.6	7.6
Shares acquired	—	6.0	—
Shares issued	0.8	(0.2)	—
Employee benefits trust activity	—	0.8	(1.1)
Other shareholder transactions	(0.4)	—	—

Balance at December 31, 2007	220.4	18.2	6.5
Shares acquired	—	2.3	—
Shares issued	1.6	(0.1)	—
Employee benefits trust activity	—	—	(1.4)
Other shareholder transactions	(0.3)	—	—

Balance at December 31, 2008	221.7	20.4	5.1

Shares acquired	—	0.4	—
Shares issued	0.9	(0.1)	—
Employee benefits trust activity	—	—	(2.1)
Other shareholder transactions	(0.6)	—	—

Balance at December 31, 2009	222.0	20.7	3.0

Cash Dividends

        In July 2008, the Board of Directors voted to increase the quarterly cash dividend per common share by 40 percent and increased cash dividends to $0.175 per common share in the third and fourth quarters of 2008.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. CUMMINS INC. SHAREHOLDERS' EQUITY (Continued)

        In July 2007, the Board of Directors voted to increase the quarterly cash dividend per share by 39 percent and increased cash dividends to $0.125 per common share in the third and fourth quarters of 2007. Dividends per share paid to common shareholders for the years ended December 31, were as follows:

	Quarterly Dividends
	2009	2008	2007
First quarter	$0.175	$0.125	$0.09
Second quarter	0.175	0.125	0.09
Third quarter	0.175	0.175	0.125
Fourth quarter	0.175	0.175	0.125

        Total dividends paid to common shareholders for the years ended December 31, 2009, 2008 and 2007 were $141 million, $122 million, and $89 million, respectively. Declaration and payment of dividends in the future depends upon income and liquidity position, among other factors.

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

        Treasury stock activity for the three-year period ended December 31, 2009, consisting of shares issued and purchased is presented in our Consolidated Statements of Changes in Equity. For the year ended December 31, 2007, we repurchased $335 million of common stock, which concluded the share repurchase program authorized by the Board of Directors in July 2006. In 2007, we also converted 0.8 million shares from our Employee Benefit Trust into treasury stock. These shares are not considered purchases under the Board authorized purchase plan. In December 2007, the Board of Directors authorized the acquisition of up to $500 million of Cummins common stock. For the years ended December 31, 2009 and December 31, 2008, we repurchased $20 million and $128 million, respectively, of common stock under the share repurchase program authorized by the Board of Directors in December of 2007.

Employee Benefits Trust

        In 1997, we established the Employee Benefits Trust (EBT) funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the EBT are dividends received on unallocated shares of our common stock held by the EBT. In addition to shares of our common stock held in the Employee Stock Ownership Plan (ESOP), the EBT may be used to fund matching contributions to employee accounts in the 401(k) Retirement Savings Plan (RSP) made in proportion to employee contributions under the terms of the RSP. Contributions charged to income for the years ended December 31, 2009 and 2008 were $13 million

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. CUMMINS INC. SHAREHOLDERS' EQUITY (Continued)

and $3 million, respectively. There were no contributions charged to income for the year ended December 31, 2007.

In millions	2009	2008
EBT shares sold on open market	1.5	1.4
Proceeds from sale(1)	$72	$63

(1)
The proceeds from sale were used to fund other non-qualified employee benefit plans.

        In 2007, we converted 0.8 million shares into treasury stock at its fair value and sold 0.3 million shares on the open market from the EBT and used the $66 million of proceeds to fund other non-qualified employee benefit plans.

Employee Stock Ownership Plan

        We have an ESOP Trust that was established in 1989 for certain domestic salaried and non-bargained employees participating in our RSP. The ESOP has a note payable to us which will be funded through future Company contributions to the ESOP Trust.

        Our annual cash contributions during plan year 2009, 2008 and 2007 along with dividends received on unallocated shares of our common stock held by the ESOP Trust and cash contributions from the EBT were equal to the required principal and interest payments due under the ESOP notes. Dividends received on allocated ESOP shares are used to purchase shares of our common stock from the Employee Benefit Trust. Those shares are then allocated to the participant accounts. As the debt is repaid, shares are released from the ESOP and are allocated to participants in proportion to their contributions to the RSP. Compensation expense is recorded as shares are allocated to plan participants each year and reduced by the common stock dividends received by the ESOP Trust. Unearned compensation is included in Cummins Inc. shareholders' equity and represents compensation expense which will be recorded in the future as the remaining shares are allocated to participants. All shares issued to the ESOP Trust are considered outstanding for purposes of computing earnings per share. Dividends on unallocated ESOP shares can be used to service a portion of the principal and interest due on the ESOP notes.

In millions	2009	2008	2007
Dividends on unallocated ESOP shares	$—	$1	$1
Annual cash contributions, dividends received on unallocated shares and cash contributions from EBT	10	9	10
Annual compensation expense	4	3	4

ESOP Trust Shares December 31, 2009
Allocated shares to participants	2,645,514
Unreleased and unallocated shares	109,058
Shares committed to be allocated	61,104

Total ESOP Trust shares	2,815,676

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS)

        Following are the items included in other comprehensive income (loss) and the related tax effects:

In millions	Before Tax Amount	Tax (Provision) Benefit	After Tax Amount
Year ended December 31, 2009
Change in pensions and other postretirement defined benefit plans	$14	$(4)	$10

Foreign currency translation adjustments	95	(9)	86

Unrealized (loss) gain on marketable securities:
Holding gain	2	(1)	1
Reclassification of realized gain to net income	(2)	1	(1)

Net unrealized (loss) gain	—	—	—

Unrealized gain on derivatives:
Holding gain	81	(25)	56
Reclassification of realized loss to net income	25	(6)	19

Net unrealized gain	106	(31)	75

Other comprehensive income attributable to Cummins Inc.	215	(44)	171
Noncontrolling interests	14	—	14

Total other comprehensive income	$229	$(44)	$185

Year ended December 31, 2008
Change in pensions and other postretirement defined benefit plans	$(643)	$225	$(418)

Foreign currency translation adjustments	(312)	23	(289)

Unrealized loss on marketable securities:
Holding gain	1	—	1
Reclassification of realized gain to net income	(2)	—	(2)

Net unrealized loss	(1)	—	(1)

Unrealized loss on derivatives:
Holding loss	(92)	25	(67)
Reclassification of realized gain to net income	(5)	2	(3)

Net unrealized loss	(97)	27	(70)

Other comprehensive loss attributable to Cummins Inc.	(1,053)	275	(778)
Noncontrolling interests	(37)	1	(36)

Total other comprehensive loss	$(1,090)	$276	$(814)

Year ended December 31, 2007
Change in pensions and other postretirement defined benefit plans	$225	$(92)	$133

Foreign currency translation adjustments	138	(28)	110

Unrealized gain on marketable securities:
Holding gain	3	(1)	2
Reclassification of realized gain to net income	(1)	—	(1)

Net unrealized gain	2	(1)	1

Unrealized loss on derivatives:
Holding gain	19	(7)	12
Reclassification of realized gain to net income	(26)	9	(17)

Net unrealized loss	(7)	2	(5)

Other comprehensive income attributable to Cummins Inc.	358	(119)	239
Noncontrolling interests	19	(1)	18

Total other comprehensive income	$377	$(120)	$257

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS

        In September 2003, our shareholders approved the 2003 Stock Incentive Plan (The Plan), which replaced and succeeded the 1993 Stock Incentive Plan. The Plan, as amended February 2009, allows for the granting of up to $13.5 million stock-based awards to executives and employees, of which one-half must be in the form of stock options. Awards available for grant under the plan include, but are not limited to, stock options, stock appreciation rights, performance shares, restricted stock and other stock awards.

        Stock options are generally granted with a strike price equal to the fair market value of the stock on the date of grant, a life of 10 years and a two-year vesting period. Compensation expense is recorded on a straight-line basis over the vesting period beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. Options granted to employees eligible for retirement under the Company's retirement plan are fully expensed as of the grant date.

        Stock options are also awarded through the Key Employee Stock Investment Plan (KESIP) which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Fifty stock options are granted for every even block of 100 KESIP shares purchased by the employee. The options granted through the KESIP program are considered awards under The Plan and are vested immediately. Compensation expense for stock options granted through the KESIP program is recorded based on the fair value of each option grant using the Black-Scholes option pricing model.

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

        Compensation expense (net of estimated forfeitures) related to our share-based plans for the year ended December 31, 2009, 2008 and 2007 was approximately $20 million, $28 million and $28 million, respectively. The excess tax deficiency/benefit associated with our share-based plans for the years ended December 31, 2009, 2008 and 2007, was $(1) million, $13 million and $11 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards was approximately $6 million at December 31, 2009, and was expected to be recognized over a weighted-average period of less than one year.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

        The table below summarizes the activity in our stock option plans:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2006	831,760	$10.91
Granted	21,000	49.42
Exercised	(235,310)	11.73
Forfeited	(69,700)	10.11
Expired	(15,000)	13.25

Balance, December 31, 2007	532,750	$12.10
Granted	105,350	27.34
Exercised	(188,120)	11.21
Forfeited	(5,400)	9.93
Expired	(4,500)	13.92

Balance, December 31, 2008	440,080	$16.14
Granted	598,510	25.31
Exercised	(117,830)	14.66
Forfeited	(3,530)	25.05
Expired	(20,400)	10.63

Balance, December 31, 2009	896,830	$22.55	7.41	$21,520,928

Exercisable, December 31, 2007	532,750	$12.10	3.44	$27,480,505
Exercisable, December 31, 2008	440,080	$16.14	4.50	$5,529,723
Exercisable, December 31, 2009	376,450	$18.50	4.82	$10,709,436

        The weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007, was $10.57, $12.38 and $14.75, respectively. The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007, was approximately $3 million, $9 million and $9 million, respectively.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

        The weighted-average grant date fair value of performance and restricted shares is as follows:

	Performance Shares		Restricted Shares
	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Nonvested at December 31, 2006	2,545,180	$17.80	204,000	$26.80
Granted	597,240	38.21	4,800	42.61
Vested	(1,063,160)	12.56	—	—
Forfeited	(4,624)	27.10	—	—

Nonvested at December 31, 2007	2,074,636	$26.34	208,800	$27.16
Granted	1,038,842	34.95	—	—
Vested	(842,300)	19.08	(70,670)	26.49
Forfeited	(64,692)	32.56	—	—

Nonvested at December 31, 2008	2,206,486	$32.98	138,130	$27.51
Granted	440,168	31.67	—	—
Vested	(1,382,720)	25.34	(68,264)	27.33
Forfeited	(50,548)	47.40	—	—

Nonvested at December 31, 2009	1,213,386	$40.63	69,866	$27.68

        The total fair value of performance shares vested during the years ended December 31, 2009, 2008 and 2007 was $35 million, $16 million and $13 million, respectively. The total fair value of restricted shares vested during the years ended December 31, 2009 and 2008 was $2 million each and zero for the year ended December 31, 2007.

        The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2009	2008	2007
Expected life (years)	5	7	7
Risk-free interest rate	2.55%	3.2%	4.4%
Expected volatility	50.55%	49.6%	24.0%
Dividend yield	1.5%	1.3%	1.5%

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. NONCONTROLLING INTERESTS

        Noncontrolling interests in the equity of consolidated subsidiaries are as follows:

	December 31,
In millions	2009	2008
Cummins India Ltd.	$185	$157
Wuxi Cummins Turbo Technologies Co. Ltd.	36	31
Other	26	58

Total	$247	$246

NOTE 19. EARNINGS PER SHARE

        We calculate basic earnings per share (EPS) of common stock by dividing net income attributable to Cummins Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. We exclude shares of common stock held in the EBT (see Note 15) from the calculation of the weighted-average common shares outstanding until those shares are distributed from the EBT to the RSP. Following are the computations for basic and diluted earnings per share:

	Years ended December 31,
Dollars in millions, except per share amounts	2009	2008	2007
Net income attributable to Cummins Inc.	$428	$755	$739

Weighted-average common shares outstanding:
Basic	197,445,998	194,958,370	198,443,501
Dilutive effect of stock compensation awards	249,126	1,572,178	1,454,153

Diluted	197,695,124	196,530,548	199,897,654

Earnings per common share attributable to Cummins Inc.:
Basic	$2.17	$3.87	$3.72
Diluted	2.16	3.84	3.70

        The weighted-average diluted common shares outstanding for 2009 and 2008 excludes the effect of approximately 53,750 and 16,020 weighted-average shares, respectively, of common stock options, since such options had an exercise price in excess of the monthly average market value of our common stock during that year.

NOTE 20. DERIVATIVES

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. DERIVATIVES (Continued)

hedging purposes, and under no circumstances are they used for speculative purposes. When material, we adjust the value of our derivative contracts for counter-party or our credit risk. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis.

Foreign Exchange Rates

        As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flow for up to one year. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive loss" (AOCL). When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change. As of December 31, 2009, the amount expected to be reclassified to income over the next year is not material. For the years ended December 31, 2009 and 2008, there were no circumstances that would have resulted in the discontinuance of a cash flow hedge.

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

        The table below summarizes our outstanding foreign currency forward contracts. The currencies in this table represent 93 percent of the notional amounts of contracts outstanding as of December 31, 2009.

Currency Denomination
In millions Currency	December 31, 2009
United States Dollar (USD)	107
British Pound Sterling (GBP)	70
Euro (EUR)	12
Singapore Dollar (SGD)	15
Indian Rupee (INR)	616
Japanese Yen (JPY)	1,335
Romanian Leu (RON)	44

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. DERIVATIVES (Continued)

Commodity Price Risk

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP. The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL. When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs. As of December 31, 2009, we expect to reclassify an unrealized net gain of $5 million from AOCL to income over the next year. For the year ended December 31, 2009, we discontinued hedge accounting on certain contracts where the forecasted transactions were no longer probable. The amount reclassified to income as a result of this action was a loss of $4 million. For the year ended December 31, 2008, there were no material circumstances that would have resulted in the discontinuance of a cash flow hedge. Our internal policy allows for managing these cash flow hedges for up to three years.

        The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

	December 31, 2009
Dollars in millions Commodity	Notional Amount	Quantity
Copper	$77	11,372 metric tons(1)
Platinum	14	15,986 troy ounces(2)
Palladium	1	3,161 troy ounces(2)

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

        In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt, due in 2028, from a fixed rate of 7.125% to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under GAAP. The gain or loss on this derivative instrument as well as the offsetting gain

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. DERIVATIVES (Continued)

or loss on the hedged item attributable to the hedged risk are recognized in current income as "Interest expense." These gains and losses for the year ended December 31, 2009, were as follows:

	December 31, 2009
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(54)	$54

Cash Flow Hedging

        The following table summarizes the location and amounts of gains and losses in our Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the year ended December 31, 2009. The tables do not include amounts related to ineffectiveness as it was not material for the periods presented.

	For the year ended December 31, 2009
In millions Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)	Location of Gain/(Loss) Reclassified into Income (Effective Portion)
Foreign currency forward contracts	$7	$(1)	Sales
Commodity swap contracts	74	(24)	Cost of sales

Total	$81	$(25)

Derivatives Not Designated as Hedging Instruments

        The following table summarizes the location and amounts of gains and losses in our Consolidated Statements of Income for derivative instruments that are not classified as hedges for the year ended December 31, 2009.

In millions Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
Foreign currency forward contracts	Cost of sales	$2
Foreign currency forward contracts	Other (expense) income, net	12

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. DERIVATIVES (Continued)

Fair Value Amount and Location of Derivative Instruments

        The following tables summarize the location and fair value of derivative instruments on our Consolidated Balance Sheets:

	Derivative assets
	Fair Value
In millions	December 31, 2009	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$—
Commodity swap contracts	9	Prepaid expenses and other current assets
Commodity swap contracts	8	Other assets
Interest rate contract	25	Other assets

Total Derivatives Designated as Hedging Instruments	$42

Total derivative assets	$42

	Derivative liabilities
	Fair Value
In millions	December 31, 2009	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$1	Other accrued expenses
Commodity swap contracts	—

Total Derivatives Designated as Hedging Instruments	$1

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	$—

Total Derivatives Not Designated as Hedging Instruments	$—

Total derivative liabilities	$1

NOTE 21. SALES OF ACCOUNTS RECEIVABLE

        In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. In July 2007, we amended the agreement to extend the facility until July 2010, and raised the purchase limitation from $200 million to $400 million. The agreement also provides us with an option to increase the purchase limitation up to $500 million upon approval. As

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. SALES OF ACCOUNTS RECEIVABLE (Continued)

necessary, CTR may transfer a direct interest in its receivables, without recourse, to the financial institution. To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected. Receivables sold to CTR in which an interest is not transferred to the financial institution are included in "Receivables, net" on our Consolidated Balance Sheets. The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $400 million or the amount of eligible receivables held by CTR. There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility (see Note 10). As of December 31, 2009, the amount available under this program was $154 million. As of December 31, 2009 and 2008, there were no amounts outstanding under this program.

        No accounts receivable sold to CTR were written off during 2009, 2008 or 2007. The sold receivables servicing portfolio, which is included in receivables and the proceeds from the sale of receivables and other related cash flows are as follows:

	As of and for the years ended December 31,
In millions	2009	2008	2007
Sold receivables servicing portfolio	$806	$652	$759
Receivables sold to special purpose subsidiary	5,424	6,694	6,615
Collections reinvested in special purpose subsidiary	5,270	6,801	6,575
Servicing fees and interest	3	1	1

NOTE 22. ACQUISITIONS AND DIVESTITURES

        During 2008, we purchased a majority interest in three previously independent North American distributors in order to increase our ownership interests in key portions of the distribution channel. The acquisitions were accounted for under the purchase method of accounting and resulted in an aggregate purchase price of $81 million which we funded with $54 million of borrowings and $27 million of cash. The assets of the acquired businesses were primarily accounts receivable, inventory and fixed assets. There was less than $1 million of goodwill generated from these transactions. During the first three months of 2007, we purchased the remaining interest in a manufacturing joint venture and acquired ownership of an international independent distributor for approximately $20 million. We recorded goodwill of $13 million for these two transactions.

        In July 2008, we entered into a transaction with two Fiat group companies to (1) sell our one-third interest in the European Engine Alliance (EEA) joint venture and simultaneously (2) purchase the remaining 50 percent interest in CDC. As a result, we now own 100 percent of CDC and no longer have an ownership interest in EEA. CDC was previously included in our consolidated results as we were considered the primary beneficiary under GAAP. We sold our remaining interest in EEA for $64 million and subsequently purchased the remaining interest in CDC for $61 million, however, because the transactions were entered into simultaneously with the same counterparty, it is considered a non-monetary exchange for accounting purposes. Thus, we accounted for the transactions at fair value in accordance with GAAP accounting for exchanges of nonmonetary assets. Because fair value and book value were reasonably close, there was no material gain or loss recorded on the sale of EEA. In addition, there were no significant adjustments from book value for any assets or liabilities of CDC recorded upon the acquisition of the remaining 50 percent interest.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. VARIABLE INTEREST ENTITIES

        We consolidate certain VIEs if we are deemed to be the primary beneficiary, defined in FASB standards for consolidation of variable interest entities, as the entity that absorbs a majority of the VIEs' expected losses, receives a majority of the VIEs' expected residual returns, or both. We have variable interests in certain businesses accounted for under the equity method of accounting that are deemed VIEs and are subject to the provisions of GAAP accounting for variable interest entities.

        During 2001, we entered into a sale-leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment. The accounting for the original sale-leaseback transaction is discussed in Note 14. The financial institution created a grantor trust to act as the lessor in the arrangement. The financial institution owns 100 percent of the equity in the trust. The grantor trust has no assets other than the equipment and its rights to the lease agreement with us. On the initial sale, we received $125 million from the financial institution which was financed with $99 million of non-recourse debt and $26 million of equity. Our obligations to the grantor trust consist of the payments due under the lease and a $9 million guarantee of the residual value of the equipment. In addition, we had a fixed price purchase option that was exercisable on January 14, 2009, for approximately $35 million; however, we decided not to exercise this option as discussed in Note 14.

        We had previously determined that the grantor trust is a VIE under GAAP and due primarily to the existence of the residual value guarantee, we determined that we were the primary beneficiary of the VIE. As a result, we began consolidating the grantor trust as of December 31, 2003, even though we do not own any of its equity. In April 2008, we made the final payment on the non-recourse debt. As further discussed in Note 14, we amended our lease agreement in January 2009 to remove the residual value guarantee and as a result, determined that we were no longer the primary beneficiary of the trust.

        Cummins Komatsu Engine Corporation (CKEC) is an engine manufacturing entity jointly owned and operated by us and our equity partner. We were deemed the primary beneficiary of this VIE due to the pricing arrangements of purchases and the substantial volume of purchases we made from the VIE. As of December 31, 2009, CKEC has no unsecured debt. Creditors of this entity have no recourse to our general credit. Conversely, our creditors have no recourse to the assets of CKEC.

        Results of CKEC for the year ended December 31, 2009, are included in our Consolidated Statements of Income and a significant amount of their sales is eliminated in consolidation. The table below shows the amount of assets and liabilities from CKEC included in our consolidated results, after eliminating intercompany items, as of December 31, 2009:

In millions
Current assets (Primarily receivables and inventory)	$9
Long-term assets	10
Current liabilities	3

        We also have variable interests in two North American distributors that were deemed to be VIEs in accordance with GAAP, but we were not deemed to be the primary beneficiary since we do not absorb a majority of the entity's expected losses. Our ownership percentage in these entities ranges from 30 percent to 36 percent. For both of these entities, our equity ownership represents our only variable interest in the entity and thus we would not be deemed the primary beneficiary.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. VARIABLE INTEREST ENTITIES (Continued)

        The principal business of the distributors is to sell Cummins engines and related service parts as well as provide repair and maintenance services on engines, including warranty repairs. Our maximum potential loss related to these distributors as of December 31, 2009, consisted of our ownership interest totaling $21 million. In addition, under certain circumstances, we could be required to repurchase certain assets of these distributors at amounts approximating fair value as more fully discussed in Note 14. Our involvement with these distributors as equity holders began in 2005 and 2003. Selected financial information for these distributors as of and for the year ended December 31, 2009, is as follows:

In millions
Total assets	$154
Total liabilities (including total debt of $34)	79
Revenues	378
Net income	43

        In January 2010, we purchased an additional 50 percent ownership interest in Cummins Western Canada, bringing our total ownership interest to 80 percent. Western Canada will cease to be a variable interest entity in 2010.

        CDC was an engine manufacturing entity jointly owned 50/50 by us and our equity partners. In 2006, 2007 and the first six months of 2008, we consolidated this entity under GAAP due to the pricing arrangements on purchases from CDC and the substantial volume of purchases we made. In July 2008, we purchased the remaining 50 percent of CDC as discussed in Note 22 and we now own 100 percent of the voting interest. As a result, variable interest entity accounting under GAAP no longer applies to this entity.

NOTE 24. OTHER (EXPENSE) INCOME

        Other (expense) income included the following:

	Years ended December 31,
In millions	2009	2008	2007
Foreign currency (losses) gains	$(20)	$(46)	$28
Bank charges	(14)	(12)	(12)
Change in cash surrender value of corporate owned life insurance(1)	(4)	(36)	—
Dividend income	5	6	5
Other, net	18	18	12

Total other (expense) income, net	$(15)	$(70)	$33

(1)
The change in the cash surrender value of corporate owned life insurance was due to market deterioration, especially in the fourth quarter of 2008, which included the write down of certain investments to zero.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. OPERATING SEGMENTS

        Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Cummins chief operating decision-maker (CODM) is the Chief Executive Officer.

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

        We use segment EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) as a primary basis for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

        The accounting policies of our operating segments are the same as those applied in the Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains and losses, prior service costs or credits, restructuring and other charges, investment gains or losses, flood damage gains or losses or income taxes to individual segments. Segment EBIT may not be consistent with measures used by other companies.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. OPERATING SEGMENTS (Continued)

        Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
2009
External sales	$5,582	$1,879	$1,562	$1,777	$—	$10,800
Intersegment sales	823	538	793	7	(2,161)	—

Total sales	6,405	2,417	2,355	1,784	(2,161)	10,800
Depreciation and amortization(2)	185	49	73	17	—	324
Research, development and engineering expenses	241	33	88	—	—	362
Equity, royalty and interest income from investees	54	22	13	125	—	214
Restructuring and other charges	—	—	—	—	99	99
Interest income	3	3	1	1	—	8
Segment EBIT	252	167	95	235	(74)	675
Net assets	2,136	1,114	1,286	686	—	5,222
Investment in and advances to equity investees	261	50	91	172	—	574
Capital expenditures	207	34	59	10	—	310
2008
External sales	$7,432	$2,601	$2,154	$2,155	$—	$14,342
Intersegment sales	1,378	899	998	9	(3,284)	—

Total sales	8,810	3,500	3,152	2,164	(3,284)	14,342
Depreciation and amortization(2)	180	41	65	25	—	311
Research, development and engineering expenses	286	41	95	—	—	422
Equity, royalty and interest income from investees	99	23	14	117	—	253
Restructuring and other charges	—	—	—	—	37	37
Interest income	10	3	3	2	—	18
Segment EBIT	535	376	169	242	(102)	1,220
Net assets	1,623	1,024	1,295	678	—	4,620
Investment in and advances to equity investees	287	52	91	158	—	588
Capital expenditures	331	57	139	16	—	543
2007
External sales	$7,129	$2,375	$2,007	$1,537	$—	$13,048
Intersegment sales	1,053	685	925	3	(2,666)	—

Total sales	8,182	3,060	2,932	1,540	(2,666)	13,048
Depreciation and amortization(2)	176	42	59	11	—	288
Research, development and engineering expenses	222	34	73	—	—	329
Equity, royalty and interest income from investees	92	17	4	92	—	205
Interest income	26	6	3	1	—	36
Segment EBIT	589	334	153	187	(36)	1,227
Net assets	1,727	931	1,270	506	—	4,434
Investment in and advances to equity investees	327	24	51	112	—	514
Capital expenditures	189	51	99	14	—	353

(1)
Includes intercompany eliminations and unallocated corporate expenses. For the year ended December 31, 2009, unallocated corporate expenses include $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries. For the year ended December 31, 2008, unallocated corporate expenses include $37 million of restructuring charges, a $36 million decrease in cash surrender value in corporate owned life insurance and $5 million of losses related to flood damage recoveries. There were no significant unallocated corporate expenses in 2007.

(2)
"Depreciation and amortization" as shown on a segment basis excludes the amortization of debt discount that is included in our Consolidated Statements of Income as "interest expense."

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. OPERATING SEGMENTS (Continued)

        A reconciliation of our segment information to the corresponding amounts in our Consolidated Financial Statements is shown in the table below:

	Years ended December 31,
In millions	2009	2008	2007
Segment EBIT	$675	$1,220	$1,227
Less:
Interest expense	35	42	58

Income before income taxes	$640	$1,178	$1,169

	December 31,
In millions	2009	2008	2007
Net assets for operating segments	$5,222	$4,620	$4,434
Liabilities deducted in arriving at net assets	4,018	4,186	3,759
Pension and other postretirement benefit adjustments excluded from net assets	(1,180)	(1,150)	(570)
Deferred tax assets not allocated to segments	731	838	546
Debt-related costs not allocated to segments	25	25	26

Total assets	$8,816	$8,519	$8,195

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. OPERATING SEGMENTS (Continued)

        The table below presents certain segment information by geographic area. Net sales attributed to geographic areas are based on the location of the customer.

	Years ended and as of December 31,
In millions	2009	2008	2007
Net sales
United States	$5,141	$5,817	$6,007
China	630	783	603
Brazil	596	866	649
India	592	702	619
United Kingdom	406	692	621
Canada	327	619	405
Mexico	240	377	342
Other foreign countries	2,868	4,486	3,802

Total net sales	$10,800	$14,342	$13,048

Long-lived assets
United States	$1,811	$1,764	$1,677
China	322	342	170
United Kingdom	188	177	289
India	134	114	105
Brazil	125	124	122
Mexico	54	55	44
Canada	27	26	31
Other foreign countries	125	128	132

Total long-lived assets	$2,786	$2,730	$2,570

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
In millions, except per share amounts	2009
Net sales	$2,439	$2,431	$2,530	$3,400
Gross margin	445	448	503	773
Net income attributable to Cummins Inc.(1)(2)	7	56	95	270
Net earnings per share attributable to Cummins Inc.—basic(3)	$0.04	$0.28	$0.48	$1.36
Net earnings per share attributable to Cummins Inc.—diluted	0.04	0.28	0.48	1.36
Cash dividends per share	0.175	0.175	0.175	0.175
Stock price per share
High	$31.77	$37.40	$48.71	$51.65
Low	18.34	23.99	31.32	41.51

	2008
Net sales	$3,474	$3,887	$3,693	$3,288
Gross margin	707	879	820	534
Net income attributable to Cummins Inc.(1)(2)	190	293	229	43
Net earnings per share attributable to Cummins Inc.—basic(3)	$0.97	$1.50	$1.18	$0.22
Net earnings per share attributable to Cummins Inc.—diluted	0.97	1.49	1.17	0.22
Cash dividends per share	0.125	0.125	0.175	0.175
Stock price per share
High	$64.17	$75.09	$75.98	$45.63
Low	38.11	46.10	44.05	17.70

(1)
For the year ended December 31, 2009, net income includes $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries. For the year ended December 31, 2008, net income includes a $37 million restructuring charge, a $36 million decrease in cash surrender value in corporate owned life insurance and $5 million of expenses related to flood damage recoveries.

(2)
On January 1, 2009, we adopted changes issued by the Financial Accounting Standards Board to consolidation accounting and reporting. These changes, among others, require that minority interests be renamed noncontrolling interests and a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.

(3)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share does not equal the full year earnings per share.

        At December 31, 2009, there were approximately 3,850 holders of record of Cummins Inc.'s $2.50 par value common stock.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

        The information required by Item 9A relating to Management's Annual Report on Internal Control Over Financial Reporting and Attestation Report of the Registered Public Accounting Firm is incorporated herein by reference to the information set forth under the captions "Management's Report on Internal Control Over Financial Reporting" and "Report of Independent Registered Public Accounting Firm," respectively, under Item 8.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in our 2010 Proxy Statement, which will be filed within 120 days after the end of 2009. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Executive Officers of the Registrant." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.

Item 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2010 Proxy Statement, which will be filed within 120 days after the end of 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning our equity compensation plans as of December 31, 2009, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(3)
Equity compensation plans approved by security holders	2,180,082	$22.55	5,932,475
Equity compensation plans not approved by security holders	—	$—	—

Total	2,180,082	$22.55	5,932,475

(1)
The number is comprised of 896,830 stock options, 1,213,386 performance shares and 69,866 restricted shares. Refer to Note 17, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are rewarded.

(2)
The weighted-average exercise price relates only to the 896,830 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.

(3)
The 2008 - 2009 award cycle had a payout factor of 0.3. This payout factor was determined after year-end 2009. It would remove 210,423 shares from the outstanding performance shares granted. These additional shares leave a total of 6,142,898 shares remaining for future grants.

        The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2010 Proxy Statement, which will be filed within 120 days after the end of 2009.

Item 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information—Related Party Transactions" in our 2010 Proxy Statement, which will be filed within 120 days after the end of 2009.

Item 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2010 Proxy Statement, which will be filed within 120 days after the end of 2009.

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":

•
Management's Report to Shareholders

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

•
Consolidated Balance Sheets at December 31, 2009 and 2008

•
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

  •
  Consolidated Statements of Changes in Equity for the years ended December 31, 2009, 2008 and 2007

  •
  Notes to Consolidated Financial Statements

  •
  Selected Quarterly Financial Data

(b)
The documents listed below are being filed or have previously been filed on behalf of Cummins Inc. and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3(a)		Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009).
3(b)		By-laws, as amended and restated effective as of July 14, 2009 (incorporated by reference to Exhibit 3.1 to Cummins Inc.'s Current Report on Form 8-K dated July 17, 2009).

10(a)	#	2003 Stock Incentive Plan (filed herewith).

10(b)	#	Target Bonus Plan (filed herewith).

10(c)	#	Deferred Compensation Plan (filed herewith).

10(d)	#	Supplemental Life Insurance and Deferred Income Plan (filed herewith).
10(e)
Three Year Revolving Credit Agreement, dated June 30, 2008, among Cummins Inc., Cummins Ltd., Cummins Power Generation Ltd., Cummins Generator Technologies Limited, certain subsidiaries referred to therein and the Lenders party thereto (incorporated by reference to Exhibit 10 to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 29, 2008).

10(f)	#	Deferred Compensation Plan for Non-Employee Directors (filed herewith).

10(g)	#	Excess Benefit Retirement Plan (filed herewith).

10(h)	#	Employee Stock Purchase Plan (filed herewith).

10(i)	#	Longer Term Performance Plan (filed herewith).

10(j)	#	2006 Executive Retention Plan (incorporated by reference to Exhibit 10(o) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005).

10(k)	#	Senior Executive Target Bonus Plan (filed herewith).

10(l)	#	Senior Executive Longer Term Performance Plan (filed herewith).

10(m)	#	Form of Stock Option Agreement under the 2003 Stock Incentive Plan (filed herewith)

10(n)	#	Form of Performance Share Award Agreement under the 2003 Stock Incentive Plan (filed herewith).
12		Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS XBRL	Instance Document
101.SCH XBRL	Taxonomy Extension Schema Document
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document
101.LAB XBRL	Taxonomy Extension Label Linkbase Document
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document

#—A management contract or compensatory plan or arrangement.

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
Date: February 25, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities as of this February 25, 2010.

Signatures	Title	Date

/s/ THEODORE M. SOLSO Theodore M. Solso	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2010
/s/ PATRICK J. WARD Patrick J. Ward	Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2010
/s/ MARSHA L. HUNT Marsha L. Hunt	Vice President—Corporate Controller (Principal Accounting Officer)	February 25, 2010
* Robert J. Bernhard	Director	February 25, 2010
* Franklin R. Chang-Diaz	Director	February 25, 2010
* Robert J. Darnall	Director	February 25, 2010
* Robert K. Herdman	Director	February 25, 2010

	Signatures	Title	Date

	* Alexis M. Herman	Director	February 25, 2010
	* N. Thomas Linebarger	Director	February 25, 2010
	* William I. Miller	Director	February 25, 2010
	* Georgia R. Nelson	Director	February 25, 2010
	* Carl Ware	Director	February 25, 2010
By:	/s/ PATRICK J. WARD
Patrick J. Ward Attorney-in-fact