Form 10-Q
period 2010-03-28
CUMMINS INC
filed 2010-04-29
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2010

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

As of March 28, 2010, there were 200,579,461 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company’s Reports

Cummins maintains an internet website at www.cummins.com.  Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to the Securities and Exchange Commission.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
	March 28,	March 29,
In millions, except per share amounts	2010	2009
NET SALES (a)	$2,478	$2,439
Cost of sales	1,877	1,994
GROSS MARGIN	601	445

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	335	300
Research, development and engineering expenses	92	85
Equity, royalty and interest income from investees (Note 4)	76	33
Restructuring and other charges (Note 12)	—	66
Other operating (expense) income, net	(4)	2
OPERATING INCOME	246	29

Interest income	3	2
Interest expense	9	7
Other income (expense), net	17	(3)
INCOME BEFORE INCOME TAXES	257	21

Income tax expense	87	7
CONSOLIDATED NET INCOME	170	14

Less: net income attributable to noncontrolling interests	21	7
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$149	$7

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$0.75	$0.04
Diluted	$0.75	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	198.4	196.8
Dilutive effect of stock compensation awards	0.3	0.2
Diluted	198.7	197.0

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175

(a)          Includes sales to nonconsolidated equity investees of $428 million and $429 million for the three months ended March 28, 2010 and March 29, 2009, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28,	December 31,
In millions, except par value	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$885	$930
Marketable securities	217	190
Accounts and notes receivable, net
Trade and other	1,502	1,730
Nonconsolidated equity investees	225	274
Inventories (Note 6)	1,549	1,341
Deferred income taxes	302	295
Prepaid expenses and other current assets	240	243
Total current assets	4,920	5,003
Long-term assets
Property, plant and equipment	4,696	4,765
Accumulated depreciation	(2,834)	(2,879)
Property, plant and equipment, net	1,862	1,886
Investments and advances related to equity method investees	638	574
Goodwill	365	364
Other intangible assets, net	239	228
Deferred income taxes	413	436
Other assets	332	325
Total assets	$8,769	$8,816

LIABILITIES
Current liabilities
Loans payable	$95	$37
Accounts payable (principally trade)	1,030	957
Current portion of accrued product warranty (Note 7)	387	426
Accrued compensation, benefits and retirement costs	308	366
Deferred revenue	144	128
Other accrued expenses	522	518
Total current liabilities	2,486	2,432
Long-term liabilities
Long-term debt	640	637
Pensions	406	514
Postretirement benefits other than pensions	466	453
Other liabilities and deferred revenue	719	760
Total liabilities	4,717	4,796
Commitments and contingencies (Note 8)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 221.9 and 222.0 shares issued	1,862	1,860
Retained earnings	3,689	3,575
Treasury stock, at cost, 21.3 and 20.7 shares	(769)	(731)
Common stock held by employee benefits trust, at cost, 3.0 and 3.0 shares	(36)	(36)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(794)	(788)
Other	(161)	(107)
Total accumulated other comprehensive loss	(955)	(895)
Total Cummins Inc. shareholders’ equity	3,791	3,773
Noncontrolling interests	261	247
Total equity	4,052	4,020
Total liabilities and equity	$8,769	$8,816

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 28,	March 29,
In millions	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$170	$14
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Restructuring charges, net of cash payments	—	48
Depreciation and amortization	79	76
Gain on fair value adjustment for consolidated investee (Note 13)	(12)	—
Deferred income tax provision (benefit)	13	(21)
Equity in income of investees, net of dividends	(53)	52
Pension expense, net of pension contributions	(93)	15
Other post-retirement benefits expense, net of cash payments	(1)	(8)
Stock-based compensation expense	6	6
Translation and hedging activities	(9)	19
Changes in current assets and liabilities, net of acquisitions and divestitures:
Accounts and notes receivable	275	49
Inventories	(189)	44
Other current assets	3	9
Accounts payable	54	(103)
Accrued expenses	(154)	(173)
Changes in long-term liabilities	29	36
Other, net	8	13
Net cash provided by operating activities	126	76
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(47)	(64)
Investments in internal use software	(17)	(11)
Proceeds from disposals of property, plant and equipment	38	6
Investments in and advances (to) from equity investees	(11)	5
Acquisition of businesses, net of cash acquired (Note 13)	(71)	(2)
Investments in marketable securities—acquisitions	(133)	(69)
Investments in marketable securities—liquidations	108	78
Cash flows from derivatives not designated as hedges	(11)	(33)
Net cash used in investing activities	(144)	(90)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	70	7
Payments on borrowings and capital lease obligations	(20)	(19)
Net borrowings under short-term credit agreements	5	4
Distributions to noncontrolling interests	(1)	(9)
Dividend payments on common stock	(35)	(35)
Repurchases of common stock	(39)	—
Other, net	13	(1)
Net cash used in financing activities	(7)	(53)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	(6)
Net decrease in cash and cash equivalents	(45)	(73)
Cash and cash equivalents at beginning of year	930	426
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$885	$353

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common		Total Cummins
		Additional		Other			Stock		Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2008	$554	$1,239	$3,288	$(1,066)		$(715)	$(61)	$(5)	$3,234	$246	$3,480
Comprehensive income:
Net income			7						7	7	14
Other comprehensive income (loss) (Note 11)				14					14	(5)	9
Total comprehensive income									21	2	23
Issuance of shares	1								1	—	1
Cash dividends on common stock			(35)						(35)	—	(35)
Distribution to noncontrolling interests									—	(9)	(9)
Stock option exercises		(1)				1			—	—	—
Conversion to capital lease									—	(35)	(35)
Other shareholder transactions		(3)					3	2	2	—	2
BALANCE AT MARCH 29, 2009	$555	$1,235	$3,260	$(1,052)		$(714)	$(58)	$(3)	$3,223	$204	$3,427

BALANCE AT DECEMBER 31, 2009	$555	$1,306	$3,575	$(895)		$(731)	$(36)	$(1)	$3,773	$247	$4,020
Comprehensive income:
Net income			149						149	21	170
Other comprehensive income (loss) (Note 11)				(60)					(60)	4	(56)
Total comprehensive income									89	25	114
Issuance of shares		1							1	—	1
Employee benefits trust activity		6							6	—	6
Acquisition of shares						(39)			(39)	—	(39)
Cash dividends on common stock			(35)						(35)	—	(35)
Distribution to noncontrolling interests									—	(1)	(1)
Stock option exercises						1			1	—	1
Deconsolidation of variable interest entity (Note 3)									—	(11)	(11)
Other shareholder transactions		(6)						1	(5)	1	(4)
BALANCE AT MARCH 28, 2010	$555	$1,307	$3,689	$(955	)(1)	$(769)	$(36)	$—	$3,791	$261	$4,052

(1) Comprised of defined benefit postretirement plans of $(794) million, foreign currency translation adjustments of $(166) million, unrealized gain on marketable securities of $2 million and unrealized gain on derivatives of $3 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS

Cummins Inc. (“Cummins,” “the Company,” “we,” “our,” or “us”) is a leading global power provider that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and emissions solutions, fuel systems, controls and air handling systems.  We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in Columbus, Indiana.  We sell our products to Original Equipment Manufacturers (OEMs), distributors and other customers worldwide.  We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

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

Our reporting period ends on the Sunday closest to the last day of the quarterly calendar period.  The first quarters of 2010 and 2009 ended on March 28, and March 29, respectively.  The interim periods for both 2010 and 2009 contain 13 weeks, respectively.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the Condensed Consolidated Financial Statements.  Significant estimates and assumptions in these Condensed Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, restructuring costs, income taxes and deferred tax valuation allowances, lease classifications and contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

In preparing our Condensed Consolidated Financial Statements, we evaluated subsequent events through the date our quarterly report was filed with the Securities and Exchange Commission.

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three month periods ended March 28, 2010, and March 29, 2009, were as follows:

	Three months ended
	March 28, 2010	March 29, 2009
Options excluded	18,638	58,050

You should read these interim condensed financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Our interim period financial results for the three month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In January 2010, the Financial Accounting Standards Board (FASB) amended its standards related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity which will not become effective until interim and annual periods beginning after December 15, 2010.  The new standard requires us to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements.  The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements.  Our disclosures related to the new standard are included in Note 9.

In June 2009, the FASB amended its standards for accounting for transfers of financial assets, which was effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard removes the concept of a qualifying special-purpose entity from GAAP.  The new standard modifies the financial components approach used in previous standards and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized.  The new standard also requires enhanced disclosure regarding transfers of financial interests and a transferor’s continuing involvement with transferred assets.  The new standard requires us to report any activity under our receivable sales program as secured borrowings.  As of March 28, 2010, there were no outstanding amounts under our receivable sales program and there was no significant activity during the quarter.

In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which was effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary.  The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments.  The new standard also requires enhanced disclosures regarding an entity’s involvement in a VIE.  The only significant impact of the adoption of this standard was to deconsolidate Cummins Komatsu Engine Corporation (CKEC) as of January 1, 2010 and to account for CKEC under GAAP accounting for equity method investees.  The impact of the deconsolidation on our Condensed Consolidated Statements of Income was minimal as all sales were eliminated in consolidation in the past.  The most significant impacts on our Condensed Consolidated Balance Sheets was to decrease current assets by $9 million, decrease long-term assets by $10 million, increase investments and advances related to equity method investees by $11 million and decrease noncontrolling interest by $11 million.

Accounting Pronouncements Issued But Not Yet Effective

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

NOTE 4.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended
	March 28,	March 29,
In millions	2010	2009
Distribution Entities
North American distributors	$23	$26
Komatsu Cummins Chile, Ltda.	3	2
All other distributors	1	1

Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	18	—
Chongqing Cummins Engine Company, Ltd.	10	8
Tata Cummins Ltd.	4	(2)
All other manufacturers	10	(5)
Cummins share of net income	69	30
Royalty and interest income	7	3
Equity, royalty and interest income from investees	$76	$33

NOTE 5.  PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Cash contributions to these plans were as follows:

	Three months ended
	March 28,	March 29,
In millions	2010	2009
Defined benefit pension and other postretirement plans:
Voluntary pension	$60	$—
Mandatory pension	51	7
Defined benefit pension contributions	111	7
Other postretirement plans	6	14
Total defined benefit plans	$117	$21
Defined contribution pension plans	$11	$16

We presently anticipate contributing approximately $170 million to our defined benefit pension plans in 2010 and paying approximately $53 million in claims and premiums for other postretirement benefits.  The $170 million of contributions for the full year include voluntary contributions of approximately $107 million.  These contributions and payments include payments from our funds either to increase pension assets or to make direct payments to plan participants.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	Three months ended
	March 28,	March 29,	March 28,	March 29,	March 28,	March 29,
In millions	2010	2009	2010	2009	2010	2009
Service cost	$11	$11	$5	$4	$—	$—
Interest cost	28	29	15	13	7	7
Expected return on plan assets	(37)	(35)	(18)	(14)	—	—
Amortization of prior service cost (credit)	—	—	1	1	(2)	(2)
Recognized net actuarial loss	9	8	4	5	—	—
Net periodic benefit cost	$11	$13	$7	$9	$5	$5

NOTE 6.  INVENTORIES

Inventories included the following:

	March 28,	December 31,
In millions	2010	2009
Finished products	$857	$785
Work-in-process and raw materials	771	638
Inventories at FIFO cost	1,628	1,423
Excess of FIFO over LIFO	(79)	(82)
Total inventories	$1,549	$1,341

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

	Three months ended
	March 28,	March 29,
In millions	2010	2009
Balance, beginning of period	$989	$962
Provision for warranties issued	62	77
Deferred revenue on extended warranty contracts sold	25	26
Payments	(115)	(117)
Amortization of deferred revenue on extended warranty contracts	(21)	(18)
Changes in estimates for pre-existing warranties	(20)	29
Foreign currency translation	(5)	—
Balance, end of period	$915	$959

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our March 28, 2010 balance sheet were as follows:

In millions	March 28, 2010	Balance Sheet Location
Deferred revenue related to extended coverage programs:
Current portion	$82	Deferred revenue
Long-term portion	182	Other liabilities and deferred revenue
Total	$264

Receivables related to estimated supplier recoveries:
Current portion	$5	Trade and other receivables
Long-term portion	3	Other assets
Total	$8

Long-term portion of warranty liability	$264	Other liabilities and deferred revenue

NOTE 8.  COMMITMENTS AND CONTINGENCIES

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

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $237 million to our insurance carriers, which includes a claim for business interruption.  As of March 28, 2010, we have received $91 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.  Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

U.S. Distributor Commitments

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at March 28, 2010, was $8 million.

Other Guarantees and Commitments

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations.  As of March 28, 2010, the maximum potential loss related to these other guarantees is $108 million ($74 million of which relates to the Beijing Foton guarantee discussed below and $32 million relates to the Cummins Olayan Energy Limited guarantee discussed below).

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of March 28, 2010, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $69 million, of which $62 million relates to a contract with an engine parts supplier that extends to 2013.  This arrangement enables us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.

In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $176 million (at current exchange rates).  The line will be used primarily to fund equipment purchases for a new manufacturing plant.  As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $88 million (at current exchange rates).  As of March 28, 2010, outstanding borrowings under this agreement were $148 million and our guarantee was $74 million (at current exchange rates).  We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

In February 2010, Cummins Olayan Energy Limited, a 49 percent owned entity accounted for under the equity method, executed a four-year $66 million (at current exchange rates) debt financing arrangement to acquire certain rental equipment assets.  As a part of this transaction, we guaranteed 49 percent of the total outstanding loan amount or $32 million (at current exchange rates).  We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  Performance bonds and other performance-related guarantees at March 28, 2010, were $72 million.

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

Joint Venture Commitments

As of March 28, 2010, we have committed to invest an additional $4 million into existing joint ventures.  It is expected that $4 million will be funded in 2010.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  Derivative assets and liabilities are derived from level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of Levels 2 or 3 in the first quarter of 2010.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at March 28, 2010:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$125	$13	$—	$138
Bank debentures	—	34	—	34
Certificates of deposit	—	33	—	33
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Total available-for-sale debt securities	125	85	—	210

Available-for-sale equity securities:
Financial services industry	7	—	—	7
Total available-for-sale equity securities	7	—	—	7

Derivative assets:
Commodity swap contracts	—	17	—	17
Interest rate contracts	—	25	—	25
Total derivative assets	—	42	—	42

Derivative liabilities:
Foreign currency forward contracts	—	(8)	—	(8)
Total derivative liabilities	—	(8)	—	(8)

Total	$132	$119	$—	$251

The substantial majority of our assets were valued utilizing a market approach.  A description of the valuation techniques and inputs used for our level 2 fair value measures are as follows:

Debt mutual funds — Assets in level 2 consist of exchange traded mutual funds that lack sufficient trading volume to be classified at level 1.  The fair value measure for these investments is the daily net asset value published on a regulated governmental website.  Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this level 2 input.

Bank debentures and Certificates of deposit — These investments provide us with a fixed rate of return and generally range in maturity from six months to one year.  The counterparties to these investments are reputable financial institutions with investment grade credit ratings.  Since these instruments are not tradable and must be settled directly by Cummins with the respective financial institution, our fair value measure is the financial institutions’ month-end statement.

Government debt securities-non-U.S. and Corporate debt securities — The fair value measure for these securities are broker quotes received from reputable firms.  These securities are infrequently traded on a national stock exchange and these values are used on a test basis to corroborate our level 2 input measure.

Foreign currency forward contracts — The fair value measure for these contracts are determined based on forward foreign exchange rates received from third-party pricing services.  These rates are based upon market transactions and are periodically corroborated by comparing to third-party broker quotes.

Commodity swap contracts — The fair value measure for these contracts are current spot market data adjusted for the appropriate current forward curves provided by external financial institutions.  The current spot price is the most significant component of this valuation and is based upon market transactions.  We use third-party pricing services for the spot price component of this valuation which is periodically corroborated by market data from broker quotes.

Interest rate contracts — We currently have only one interest rate contract.  We utilize the month-end statement from the issuing financial institution as our fair value measure for this investment.  We corroborate this valuation through the use of a third party pricing service for similar assets and liabilities.

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at March 28, 2010 and December 31, 2009, was as follows:

	March 28,	December 31,
In millions	2010	2009
Fair value of total debt	$785	$674
Carrying value of total debt	758	703

The carrying values of all other receivables and liabilities approximated fair values.

NOTE 10.  DERIVATIVES

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

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of March 28, 2010, we expect to reclassify an unrealized net loss of $6 million from AOCL to income over the next year.  For the three month periods ended March 28, 2010 and March 29, 2009, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts.  The currencies in this table represent 96 percent and 95 percent of the notional amounts of contracts outstanding as of March 28, 2010 and December 31, 2009, respectively.

	Notional amount in millions
Currency denomination	March 28, 2010	December 31, 2009
United States Dollar (USD)	83	107
British Pound Sterling (GBP)	88	70
Euro (EUR)	25	12
Singapore Dollar (SGD)	10	15
Indian Rupee (INR)	1,934	616
Japanese Yen (JPY)	1,656	1,335
Romanian Leu (RON)	—	44
Canadian Dollar (CAD)	24	—
Chinese Renmimbi (CNY)	79	39

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  The swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of March 28, 2010, we expect to reclassify an unrealized net gain of $7 million from AOCL to income over the next year.  For the period ended March 28, 2010, there were no material circumstances that would have resulted in the discontinuance of a cash flow hedge.  For the three month period ended March 29, 2009, we discontinued hedge accounting on certain contracts where the forecasted transactions were no longer probable.  The amount reclassified to income as a result of this action was a less than one million dollars for the three months ended March 29, 2009.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

	Three months ended
Dollars in millions	March 28, 2010			March 29, 2009
Commodity	Notional Amount	Quantity		Notional Amount	Quantity
Copper	$61	9,179 metric tons	(1)	$147	21,522 metric tons	(1)
Platinum	12	12,952 troy ounces	(2)	28	29,055 troy ounces	(2)
Palladium	1	2,619 troy ounces	(2)	1	5,399 troy ounces	(2)

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

In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt issue, due in 2028, from a fixed rate of 7.125% to a floating rate based on a LIBOR spread.  The terms of the swap mirror those of the debt, with interest paid semi-annually.  This swap qualifies as a fair value hedge under GAAP.  The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as “interest expense.”  The following table summarizes these gains and losses for the three month interim reporting periods presented below:

	Three months ended
	March 28, 2010		March 29, 2009
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$—	$—	$(29)	$29

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

In millions	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)		Location of Gain/(Loss)
Derivatives in Cash Flow Hedging Relationships	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009	Reclassified into Income (Effective Portion)
Foreign currency forward contracts	$(8)	$—	$(1)	$(11)	Net sales
Commodity swap contracts	2	(32)	2	(8)	Cost of sales
Total	$(6)	$(32)	$1	$(19)

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three month interim reporting periods presented below.

		Amount of Gain/(Loss) Recognized in
In millions		Income on Derivatives
Derivatives Not Designated as Hedging	Location of Gain/(Loss) Recognized	Three months ended
Instruments	in Income on Derivatives	March 28, 2010	March 29, 2009
Foreign currency forward contracts	Cost of sales	$4	$—
Foreign currency forward contracts	Other income (expense), net	(12)	(1)

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative assets
	Fair Value
	March 28,	December 31,
In millions	2010	2009	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Commodity swap contracts	$11	$9	Prepaid expenses and other current assets
Commodity swap contracts	6	8	Other assets
Interest rate contract	25	25	Other assets
Total Derivatives Designated as Hedging Instruments	42	42

Total derivative assets	$42	$42

	Derivative liabilities
	Fair Value
	March 28,	December 31,
In millions	2010	2009	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$(7)	$1	Other accrued expenses
Total Derivatives Designated as Hedging Instruments	(7)	1

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	(1)	—	Other accrued expenses
Total Derivatives Not Designated as Hedging Instruments	(1)	—

Total derivative liabilities	$(8)	$1

NOTE 11.  COMPREHENSIVE INCOME

The table below represents a reconciliation of our net income to comprehensive income for the three month periods ended March 28, 2010 and March 29, 2009.

	Three months ended
	March 28, 2010			March 29, 2009
	Attributable to	Attributable to Noncontrolling	Total	Attributable to	Attributable to Noncontrolling	Total
In millions	Cummins Inc.	Interests	Consolidated	Cummins Inc.	Interests	Consolidated
Net income	$149	$21	$170	$7	$7	$14
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives	(5)	—	(5)	29	—	29
Foreign currency translation adjustments	(49)	4	(45)	(12)	(5)	(17)
Change in pensions and other postretirement defined benefit plans	(6)	—	(6)	(3)	—	(3)
Total other comprehensive income (loss)	(60)	4	(56)	14	(5)	9
Total comprehensive income	$89	$25	$114	$21	$2	$23

NOTE 12.  RESTRUCTURING AND OTHER CHARGES

In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the deterioration in the global economy.  We reduced our global workforce by approximately 1,000 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 3,200 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations.  Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan.  Estimates of restructuring were made based on information available at the time charges were recorded.  Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.

At March 28, 2010, of the approximately 4,200 employees affected by this plan, all terminations were substantially complete.

During the first quarter of 2009 we recorded a total pre-tax restructuring charge of $66 million in “Restructuring and other charges” in the Condensed Consolidated Statements of Income related to the 2009 actions.

We do not include restructuring charges in our operating segment results. The pretax impact of allocating restructuring charges to the segment results would have been as follows:

In millions	2009 Charges
Engine	$31
Power Generation	3
Components	24
Distribution	4
Non-segment	4
Total restructuring charges	$66

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in our Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
Balance at December 31, 2009	$10	$1	$11
Cash payments for 2009 actions	(3)	—	(3)
Balance at March 28, 2010	$7	$1	$8

NOTE 13.  ACQUISITIONS

On January 4, 2010, we acquired the remaining 70 percent interest in Cummins Western Canada (CWC) from our former principal for consideration of approximately $71 million.  We formed a new partnership with a new distributor principal where we own 80 percent of CWC and the new distributor principal owns 20 percent.  The acquisition was effective on January 1, 2010.  The $71 million of consideration consisted of:

In millions
Borrowings under credit revolver	$44
Capital contributed by Cummins Inc.	10
Capital contributed by new principal, as described below	8
Funded from first quarter operations	9
Total consideration	$71

The purchase price was approximately $97 million as presented below.  The intangible assets are primarily customer related and are being amortized over periods ranging from one to three years.  The acquisition of CWC was accounted for as a business combination, with the results of the acquired entity and the goodwill included in the Distribution operating segment as of the acquisition date.  Distribution segment results also include a $12 million gain for the three months ended March 28, 2010, as we were required to re-measure our pre-existing 30 percent ownership interest in CWC to fair value in accordance with GAAP.  Net sales for CWC were $206 million for the twelve months ended December 31, 2009, which represents less than 2 percent of Cummins Inc. consolidated sales for same period.

The purchase price was allocated as follows:

In millions
Accounts receivable	$31
Inventory	48
Fixed assets	45
Intangible assets	11
Goodwill	2
Other assets	2
Current liabilities	(42)
Total purchase price	$97
Fair value of pre-existing 30 percent interest	(26)
Consideration given	$71

We provided a loan to our partner of approximately $8 million to fund the purchase of his 20 percent interest.  The purchase transaction resulted in $8 million of noncontrolling interest (representing our partner’s 20 percent interest) which was completely offset by the $8 million receivable from our partner, reducing the noncontrolling interest impact to zero as of the acquisition date.  The interest-bearing loan is expected to be repaid over a period of 3-5 years.  The partner also has periodic options to purchase an additional 10 to 15 percent interest in CWC up to a maximum of an additional 30 percent (total ownership not to exceed 50 percent).

At March 29, 2009, we had one minor acquisition with consideration of approximately $2 million.

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

A summary of operating results by segment for the three month periods is shown below:

In millions	Engine	Power Generation	Components	Distribution(1)	Non-segment items(2)	Total
Three months ended March 28, 2010
External sales	$1,173	$378	$453	$474	$—	$2,478
Intersegment sales	250	139	177	2	(568)	—
Total sales	1,423	517	630	476	(568)	2,478
Depreciation and amortization(3)	41	10	20	7	—	78
Research, development and engineering expenses	60	7	25	—	—	92
Equity, royalty and interest income from investees	35	6	5	30	—	76
Interest income	2	1	—	—	—	3
Segment EBIT	133	34	57	72	(30)	266

Three months ended March 29, 2009
External sales	$1,205	$477	$346	$411	$—	$2,439
Intersegment sales	287	180	184	2	(653)	—
Total sales	1,492	657	530	413	(653)	2,439
Depreciation and amortization(3)	41	11	18	5	—	75
Research, development and engineering expenses	58	8	19	—	—	85
Equity, royalty and interest income (loss) from investees	(3)	5	1	30	—	33
Restructuring charges	—	—	—	—	66	66
Interest income	1	1	—	—	—	2
Segment EBIT	(16)	69	1	58	(84)	28

(1)     Total assets for our Distribution segment materially increased due to the acquisition of Cummins Western Canada.  See Note 13 for further information.

(2)     Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  There were no significant unallocated corporate expenses for the three months ended March 28, 2010.  For the three months ended March 29, 2009, unallocated corporate expenses included $66 million of restructuring charges and a $6 million gain related to flood damage recoveries.

(3)     Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “interest expense.”

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
	March 28,	March 29,
In millions	2010	2009
Segment EBIT	$266	$28
Less:
Interest expense	9	7
Income before income taxes	$257	$21

NOTE 15.  SUBSEQUENT EVENT

In April 2010, we terminated our existing facility and entered into a new 364-day agreement (subject to renewal) with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned subsidiary.  The purchase limitation of the agreement is $250 million.  As necessary, CTR may transfer a direct interest in its receivables, without recourse, to a commercial paper conduit.  To maintain a balance in the designated pools of receivables sold, we sell new receivables to CTR as existing receivables are collected.  Receivables sold to CTR in which an interest is not transferred to the conduit are included in “Receivables, net” on our Consolidated Balance Sheets.  The maximum interest in sold receivables that can be outstanding at any point in time is limited to the lesser of $250 million or the amount of eligible receivables held by CTR.  There are no provisions in this agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility.  As of April 26, 2010, (the day of closing) the amount available under this program was $72 million.

CTR is a separate legal entity from Cummins and its assets and credit are not available to satisfy the debts and obligations of Cummins.  CTR’s assets are listed separately on its balance sheet on a stand-alone basis.  CTR’s assets will be available first and foremost to satisfy claims of its creditors.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cummins Inc. and its consolidated subsidiaries are hereinafter sometimes referred to as “Cummins,” “the Company,” “we,” “our,” or “us.”

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions.  Forward-looking statements are generally accompanied by words such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should,” or words of similar meaning.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Future factors that could affect the outcome of forward-looking statements include the following:

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

•      the overall stability of global economic markets and conditions; and

•      other risk factors described in our 2009 Form 10-K, Part 1, Item 1A under the caption “Risk Factors.”

In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations, commodity prices and other future factors.

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2009 Form 10-K.  Our MD&A is presented in the following sections:

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

•                  Off Balance Sheet Financing

•                  Application of Critical Accounting Estimates

•                  Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration, exhaust aftertreatment, fuel systems, controls and air handling systems.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide.  We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., Daimler Trucks North America, Chrysler Group, LLC, Volvo AB, Ford Motor Company, Komatsu, MAN Nutzfahrzeuge AG and Case New Holland.  We serve our customers through a network of more than 500 company-owned and independent distributor locations and approximately 5,200 dealer locations in more than 190 countries and territories.

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

In the first quarter of 2010, we continued to see signs of economic recovery particularly in the emerging markets with stronger demand in China, India and Brazil which mostly offset the weaker demand in North America.  As we expected, after the strong demand in the second half of 2009 in advance of the 2010 U.S. emissions change, demand for our medium-duty and heavy-duty on-highway products in North America was down approximately 80 percent in the first quarter of 2010 as compared to the same period in 2009.  We expect demand to improve throughout 2010 in most markets and we expect demand in emerging markets to remain strong.

Although total revenue for the first quarter of 2010 was only two percent higher than the same period in 2009, our first quarter results were significantly better, primarily due to the gross margin improvement of 35 percent over the same period in 2009.  Our current results reflect operational efficiencies gained from our lower cost structure as the result of restructuring actions taken in late 2008 and throughout 2009.  In addition, we benefited from price increases, and lower material and warranty costs.  We expect margins to remain strong throughout 2010, however, product mix could add downward pressure to gross margin percentage as we sell more 2010 engines and accrue higher warranty costs for new product launches. We could also experience increasing commodity cost pressure.

Net income attributable to Cummins was $149 million, or $0.75 per diluted share, on sales of $2.5 billion for the three month interim reporting period ended March 28, 2010, versus the comparable prior year period with net income attributable to Cummins of $7 million, or $0.04 per diluted share, on sales of $2.4 billion.  We recorded restructuring charges of $66 million, or $0.22 per share in the first quarter of 2009.  The increase in income was driven by improved gross margin primarily due to manufacturing efficiencies as the result of restructuring actions taken in late 2008 and throughout 2009 and the absence of restructuring charges in 2010.  Equity earnings more than doubled from the same period last year, also contributing to the improvement in income.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 28,	March 29,	(Unfavorable)
In millions, except per share amounts	2010	2009	Amount	Percent
Net sales	$2,478	$2,439	$39	2%
Cost of sales	1,877	1,994	117	6%
Gross margin	601	445	156	35%
Operating expenses and income
Selling, general and administrative expenses	335	300	(35)	(12)%
Research, development and engineering expenses	92	85	(7)	(8)%
Equity, royalty and interest income from investees	76	33	43	NM (1)
Restructuring and other charges	—	66	66	100%
Other operating (expense) income, net	(4)	2	(6)	NM
Operating income	246	29	217	NM
Interest income	3	2	1	50%
Interest expense	9	7	(2)	(29)%
Other income (expense), net	17	(3)	20	NM
Income before income taxes	257	21	236	NM
Income tax expense	87	7	(80)	NM
Consolidated net income	170	14	156	NM
Less: net income attributable to noncontrolling interests	21	7	(14)	NM
Net income attributable to Cummins Inc.	$149	$7	$142	NM
Diluted earnings per common share attributable to Cummins Inc.	$0.75	$0.04	$0.71	NM

Percent of sales
Gross margin	24.3%	18.2%	6.1	percentage points
Selling, general and administrative expenses	13.5%	12.3%	(1.2)	percentage points
Research, development and engineering expenses	3.7%	3.5%	(0.2)	percentage points

(1) “NM” - not meaningful information.

Net Sales

Net sales for the three month period ended March 28, 2010, increased in the Components and Distribution segments versus the comparable period in 2009, primarily due to increased demand from the slight improvement in global economic conditions.  The primary drivers were:

•                  Components segment sales increased by 19 percent due to increased demand in most lines of business led by the turbo technologies and filtration businesses, particularly in international markets and emission solutions in North America.

•                  Distribution segment sales increased by 15 percent primarily due to the acquisition of the majority interest in an equity investee.

These increases were partially offset by the following:

•                  Engine segment sales decreased by 5 percent primarily due to declines in on-highway sales of 13 percent and stationary power sales of 31 percent.

•                  Power Generation segment sales decreased by 21 percent due to declines in most lines of business led by the commercial products line of business.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets based on location of customers for the three month period ended March 28, 2010, were 64 percent of total net sales, compared with 52 percent of total net sales for the comparable period in 2009.

Gross Margin

Significant drivers of the change in gross margin for the three month period ended March 28, 2010, versus the comparable period ended March 29, 2009, were as follows:

Increase (Decrease)
2010 vs. 2009
In millions	Three months ended
Warranty expense	$66
Production costs	41
Price	35
Currency	34
Material costs	33
Acquisition	12
Volume/Mix	(62)
Other	(3)
Total	$156

Gross margin increased by $156 million for the three month period ended March 28, 2010, versus the comparable period in 2009, and increased as a percentage of sales by 6.1 percentage points.  The increase was led by decreases in warranty expense, production costs and material costs as well as favorable pricing and foreign currency impacts, which were partially offset by lower volumes.  The provision for warranties issued as a percent of sales was 2.5 percent in 2010 compared to 3.1 percent in 2009 for the three month period.  The decrease as a percent of sales was primarily due to the engine mix.

A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 28, 2010, increased versus the comparable period in 2009, primarily due to an increase of $25 million in compensation and related expenses.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Variable compensation related to 2010 performance increased $17 million over variable compensation related to 2009 performance.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three month period ended March 28, 2010, increased versus the comparable period in 2009, primarily due to an increase of $7 million in compensation and related expenses and decreased reimbursements for engineering projects which were partially offset by a decrease in the number of engineering projects.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Variable compensation related to 2010 performance increased $7 million over variable compensation related to 2009 performance.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three month period ended March 28, 2010, increased versus the comparable period in 2009, primarily due to the following:

Increase/(Decrease)
2010 vs. 2009
In millions	Three months ended
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$18
Tata Cummins Ltd. (TCL)	6

These increases were primarily due to higher demand as a result of economic recovery in emerging markets.

Other Operating (Expense) Income, net

Other operating (expense) income was as follows:

	Three months ended
In millions	March 28, 2010	March 29, 2009
Amortization of intangible assets	$(4)	$(2)
Royalty expense	(1)	(3)
Flood damage (loss) gain	(1)	6
Royalty income	2	2
Other income (expense), net	—	(1)
Total other (expense) income, net	$(4)	$2

Interest Income

Interest income for the three month period ended March 28, 2010, increased versus the comparable period in 2009, primarily due to increased investment balances in the first quarter of 2010 compared to the first quarter of 2009.

Interest Expense

Interest expense for the three month period ended March 28, 2010, increased versus the comparable period in 2009, primarily due to increased interest expense on capital leases.

Other Income (Expense), net

Other income (expense) was as follows:

	Three months ended
In millions	March 28, 2010	March 29, 2009
Gain on acquisition of Cummins Western Canada (CWC)(1)	$12	$—
Foreign currency gains (losses), net	7	(8)
Other, net	(2)	5
Total other income (expense), net	$17	$(3)

(1) See Note 13, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.

Income Tax Expense

Our effective tax rate for the year is expected to approximate 31 percent, absent discrete period activity.  Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income.  The tax rate for the three month period ended March 28, 2010, was 34 percent and includes a discrete tax charge of $7 million (3 percent) related to the enactment of the “Patient Protection and Affordable Care Act.”

Our effective tax rate for March 29, 2009 was 33 percent.  This rate is less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three month period ended March 28, 2010, increased versus the comparable periods in 2009, primarily due to higher income at Cummins India Ltd., a publicly traded company on various exchanges in India, and Wuxi Cummins Turbo Technologies Co. Ltd. reflecting the modest economic recovery in emerging markets.

Net income and diluted earnings per share attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three month period ended March 28, 2010, increased versus the comparable period in 2009, primarily due to cost reductions, higher volumes in emerging markets, increased equity income and restructuring charges incurred in 2009 that were not repeated in 2010.  These were partially offset by higher income tax expense.

RESTRUCTURING AND OTHER CHARGES

In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the deterioration in the global economy.  We reduced our global workforce by approximately 1,000 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 3,200 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations.  Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan.  Estimates of restructuring were made based on information available at the time charges were recorded.  Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.

At March 28, 2010, of the approximately 4,200 employees affected by this plan, all terminations were substantially complete.

During the first quarter of 2009 we recorded a total pre-tax restructuring charge of $66 million in “Restructuring and other charges” in the Condensed Consolidated Statements of Income related to the 2009 actions.

We do not include restructuring charges in our operating segment results. The pretax impact of allocating restructuring charges to the segment results would have been as follows:

In millions	2009 Charges
Engine	$31
Power Generation	3
Components	24
Distribution	4
Non-segment	4
Total restructuring charges	$66

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “other accrued expenses” in our Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
Balance at December 31, 2009	$10	$1	$11
Cash payments for 2009 actions	(3)	—	(3)
Balance at March 28, 2010	$7	$1	$8

OUTLOOK

Near-Term:

Many of the international markets we serve are improving from their low levels in 2009.  We continue to see signs of recovery in emerging markets including China, India and Brazil and expect this trend to continue throughout 2010 although there is some concern that availability of credit may tighten in China and India later in the year.  Consistent with prior emissions standards implementations, the North American on-highway markets experienced increased demand prior to the implementation of the EPA’s 2010 emissions standards change, leading to reduced demand in the first quarter of 2010.  Based on our prior experience, we expect heavy-duty engine sales to on-highway OEM customers to remain weak through the second quarter of 2010; however, we expect this market will begin to improve in the second half of the year.  In most of our other markets, we expect demand to continue to improve throughout 2010.

Long-Term:

We are starting to see signs of improvement in our current markets and we are confident that opportunities for long-term growth and profitability will continue in the future.

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

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	March 28,	March 29,	(Unfavorable)
In millions	2010	2009	Amount	Percent
External sales	$1,173	$1,205	$(32)	(3)%
Intersegment sales	250	287	(37)	(13)%
Total sales	1,423	1,492	(69)	(5)%
Depreciation and amortization	41	41	—	—%
Research, development and engineering expenses	60	58	(2)	(3)%
Equity, royalty and interest income (loss) from investees	35	(3)	38	NM
Interest income	2	1	1	100%
Segment EBIT	133	(16)	149	NM

Segment EBIT as a percentage of total sales	9.3%	(1.1)%	10.4 percentage points

Engine segment net sales by market were as follows:

	Three months ended		Favorable/
	March 28,	March 29,	(Unfavorable)
In millions	2010	2009	Amount	Percent
Heavy-duty truck	$252	$394	$(142)	(36)%
Medium-duty truck and bus	217	229	(12)	(5)%
Light-duty automotive and RV	207	156	51	33%
Total on-highway	676	779	(103)	(13)%
Industrial	577	467	110	24%
Stationary power	170	246	(76)	(31)%
Total sales	$1,423	$1,492	$(69)	(5)%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/
	March 28,	March 29,	(Unfavorable)
	2010	2009	Amount	Percent
Midrange	69,100	60,600	8,500	14%
Heavy-duty	8,700	16,600	(7,900)	(48)%
High-horsepower	3,400	3,900	(500)	(13)%
Total unit shipments	81,200	81,100	100	—%

Sales

Engine segment sales for the three month period ended March 28, 2010, decreased versus the comparable period in 2009, due to weakness in most North American markets, especially the heavy-duty and medium-duty truck markets, which was partially offset by improvements in international markets, especially emerging markets.  The following are the primary drivers by market.

•                  Heavy-duty truck sales declined, consistent with prior emissions standards changes, as North American (includes the U.S and Canada and excludes Mexico) unit sales declined 80 percent due to increased engine purchases by OEMs in late 2009 ahead of the EPA’s 2010 emissions standards change as part of the OEM’s transition plan.

•                  Stationary power engine sales declined due to decreased demand in the power generation markets.

These decreases were partially offset by:

•                  Industrial market sales increased due to a 99 percent improvement in construction shipments and an 18 percent improvement in units sold in the mining markets.

•                  Light-duty truck sales increased due to increased demand from Chrysler.

Total on-highway-related sales for the three month period ended March 28, 2010, were 48 percent of total engine segment sales, compared to 52 percent for the comparable period in 2009.

Segment EBIT

Engine segment EBIT for the three month period ended March 28, 2010, increased significantly versus the comparable period in 2009, primarily due to higher gross margin and equity, royalty and interest income from investees which were partially offset by increased selling, general and administrative expenses.  Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 28, 2010 vs. March 29, 2009
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$117	63%	8.9 percentage points
Equity, royalty and interest income from investees	38	NM	NM
Selling, general and administrative expenses	(10)	(7)%	(1.2) percentage points

The increase in gross margin for the three month period ended March 28, 2010, versus the comparable period in 2009, was primarily due to cost structure improvements from actions taken in late 2008 and early 2009, decreased warranty expense, price realization, decreased material costs and increased volumes in certain markets as a result of improvements in global economic conditions, which were partially offset by decreased volumes in the North American heavy-duty truck market as a result of the EPA 2010 emissions standards change.  Equity, royalty and interest income from investees increased due to higher demand in emerging markets, especially at DCEC, Komatsu-Cummins Engine Company and TCL.  The increase in selling, general and administrative expenses was primarily due to increased variable compensation.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/
	March 28,	March 29,	(Unfavorable)
In millions	2010	2009	Amount	Percent
External sales	$378	$477	$(99)	(21)%
Intersegment sales	139	180	(41)	(23)%
Total sales	517	657	(140)	(21)%
Depreciation and amortization	10	11	1	9%
Research, development and engineering expenses	7	8	1	13%
Equity, royalty and interest income from investees	6	5	1	20%
Interest income	1	1	—	—%
Segment EBIT	34	69	(35)	(51)%

Segment EBIT as a percentage of total sales	6.6%	10.5%	(3.9) percentage points

Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/
	March 28,	March 29,	(Unfavorable)
In millions	2010	2009	Amount	Percent
Commercial products	$307	$419	$(112)	(27)%
Generator technologies	107	135	(28)	(21)%
Consumer	43	30	13	43%
Commercial projects	33	42	(9)	(21)%
Power electronics	27	31	(4)	(13)%
Total sales	$517	$657	$(140)	(21)%

Sales

Power Generation segment sales for the three month period ended March 28, 2010, decreased in most businesses, versus the comparable period in 2009, as our Power Generation segment entered the downturn after the first quarter of 2009.  The following are the primary drivers by business.

•                  Commercial products business sales decreased due to lower demand across most regions, especially in the Middle East, North America, the U.K. and Africa.

•                  Generator technologies business sales decreased due to lower demand in Western Europe.

Segment EBIT

Power Generation segment EBIT for the three month period ended March 28, 2010, decreased versus the comparable period in 2009, primarily due to lower gross margin and increased selling, general and administrative expenses.  Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three month period
	March 28, 2010 vs. March 29, 2009
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(34)	(28)%	(1.5) percentage points
Selling, general and administrative expenses	(4)	(8)%	(2.9) percentage points
Research, development and engineering expenses	1	13%	(0.2) percentage points
Equity, royalty and interest income from investees	1	20%	NM

The decrease in gross margin for the three month period ended March 28, 2010, was primarily due to lower volumes and unfavorable absorption which were partially offset by cost structure improvements from actions taken in 2009, decreased material and commodity costs and favorable foreign currency translation.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	March 28,	March 29,	(Unfavorable)
In millions	2010	2009	Amount	Percent
External sales	$453	$346	$107	31%
Intersegment sales	177	184	(7)	(4)%
Total sales	630	530	100	19%
Depreciation and amortization	20	18	(2)	(11)%
Research, development and engineering expenses	25	19	(6)	(32)%
Equity, royalty and interest income from investees	5	1	4	NM
Segment EBIT	57	1	56	NM

Segment EBIT as a percentage of total sales	9.0%	0.2%	8.8 percentage points

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	March 28,	March 29,	(Unfavorable)
In millions	2010	2009	Amount	Percent
Filtration	$228	$201	$27	13%
Turbo technologies	200	156	44	28%
Emission solutions	137	105	32	30%
Fuel systems	65	68	(3)	(4)%
Total sales	$630	$530	$100	19%

Sales

Components segment sales for the three month period ended March 28, 2010, increased in most businesses versus the comparable period in 2009.  The increase was primarily the result of aftermarket recovery in the turbo technologies and filtration businesses and improved demand in emerging markets for most businesses and in North America for our emission solutions business.  The following are the primary regional drivers by business.

•                  Turbo technologies business sales increased due to improved demand and OEM’s resuming production to restock their inventory channels especially in China, Europe, India and Latin America which was partially offset by decreased demand in North America.

•                  Emission solutions business sales increased due to increased demand in North America for pre-2010 aftertreatment systems for engines that were ordered in the fourth quarter of 2009 as well as sales of our new EPA 2010 aftertreatment systems.

•                  Filtration business sales increased due to improved demand in Latin America, Europe, the South Pacific, Asia and in Africa and the Middle East as well as favorable foreign currency impacts.

Segment EBIT

Components segment EBIT for the three month period ended March 28, 2010, increased significantly versus the comparable period in 2009, primarily due to improved gross margin which was partially offset by increased selling, general and administrative and research, development and engineering expenses.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 28, 2010 vs. March 29, 2009
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$63	100%	8.1 percentage points
Selling, general and administrative expenses	(5)	(11)%	0.6 percentage points
Research, development and engineering expenses	(6)	(32)%	(0.4) percentage points
Equity, royalty and interest income from investees	4	NM	NM

The increase in gross margin for the three month period ended March 28, 2010, was due to higher volumes for most businesses, cost structure improvements from actions taken in late 2008 and throughout 2009 and favorable foreign currency translation.  The increase in selling, general and administrative expenses and research, development and engineering expenses were primarily due to higher compensation and emission development program expenses.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	March 28,	March 29,	(Unfavorable)
In millions	2010	2009	Amount	Percent
External sales	$474	$411	$63	15%
Intersegment sales	2	2	—	—%
Total sales	476	413	63	15%
Depreciation and amortization	7	5	(2)	(40)%
Equity, royalty and interest income from investees	30	30	—	—%
Segment EBIT	72	58	14	24%

Segment EBIT as a percentage of total sales	15.1%	14.0%	1.1 percentage points

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 28,	March 29,	(Unfavorable)
In millions	2010	2009	Amount	Percent
Asia Pacific	$193	$163	$30	18%
Europe, Middle East and Africa	156	167	(11)	(7)%
North & Central America	111	71	40	56%
South America	16	12	4	33%
Total	$476	$413	$63	15%

Selected financial information for our Distribution segment excluding the impact of an acquisition was as follows:

	Three months ended			Favorable/
	March 28,		March 29,	(Unfavorable)
In millions	2010		2009	Amount	Percent
Sales excluding impact from acquisition(1)	$422		$413	$9	2%
EBIT excluding impact from acquisition(1)	59	(2)	58	1	2%

(1)

The acquisition represents the purchase of the majority interest in Cummins Western Canada (CWC), an equity investee, in the three months ended March 28, 2010, as explained in Note 13, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements. The acquisition increased sales by $54 million and EBIT by $15 million for the three months ended March 28, 2010.

(2)	This amount includes $2 million of equity earnings which would have been our share of CWC’s income for the three months ended March 28, 2010, if we had not consolidated them.

Sales

Distribution segment sales, excluding the acquisition, for the three month period ended March 28, 2010, increased versus the comparable period in 2009, in parts and service which were partially offset by lower sales in the power generation, engine and filtration product lines.  The increase was also partially driven by a favorable foreign currency impact.

Segment EBIT

Distribution segment EBIT for the three month period ended March 28, 2010, increased versus the comparable periods in 2009, primarily due to a one-time gain from an acquisition which was partially offset by increased selling, general and administrative expenses.  Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 28, 2010 vs. March 29, 2009
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross
Gross margin	$16	17%	0.3 percentage points
Other income(1)	13	NM	NM
Selling, general and administrative expenses	(15)	(23)%	(1.0) percentage points

Excluding acquisition
Gross margin	$4	4%	0.4 percentage points
Selling, general and administrative expenses	(7)	(11)%	(1.3) percentage points

(1)

The primary increase in other income represents the purchase of the majority interest in an equity investee in the three months ended March 28, 2010, which resulted in a gain as explained in Note 13, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements.

Excluding the acquisition, the increase in gross margin for the three month period ended March 28, 2010, versus the comparable period in 2009, was primarily due to favorable foreign currency impacts partially offset by unfavorable pricing, product mix, customer mix and lower sales volumes.  Excluding the effects from the acquisition, the increase in selling, general and administrative expenses was mainly due to unfavorable foreign currency impacts.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended
In millions	March 28, 2010	March 29, 2009
Total segment EBIT	$296	$112
Non-segment EBIT (1)	(30)	(84)
Total EBIT	$266	$28
Less:
Interest expense	9	7
Income before income taxes	$257	$21

(1)

Includes intersegment profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three month period ended March 28, 2010. For the three month period ended March 29, 2009, unallocated corporate expenses included $66 million of restructuring and other charges and a $6 million gain from flood damage recoveries.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our strong balance sheet and credit ratings enable us to continue to have access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  As of March 28, 2010, other sources of liquidity include:

•                  cash and cash equivalents of $885 million,

•                  marketable securities of $217 million,

•                  $1.07 billion available under our revolving credit facility,

•                  $266 million available under international and other domestic credit facilities and

•                  $59 million, based on eligible receivables, available under our accounts receivable sales program.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases and debt service obligations.

Although economic conditions in many of our markets have started to improve and global credit availability has started to ease, our customers and suppliers could still be negatively impacted by economic challenges.  We have considered these impacts in assessing the adequacy of our liquidity and capital resources and are monitoring the impact on our customers and suppliers.  Despite these challenges, we expect to generate positive cash flow from operations in 2010.  We will continue to diligently monitor our receivables for potential slowing in collections and our customer’s access to credit.

At this time, we are comfortable that the currently unused $1.07 billion credit capacity under our revolving credit facility is available to us.  This assertion is based upon the fact that we drew upon our revolving credit facility in February 2010, with a prompt repayment, to confirm participation by the banks included in the facility.  As a result, we believe our access to liquidity sources has not been materially impacted by the credit environment and we do not expect that it will be materially impacted in the near future.  There can be no assurance, however, that the cost or availability of future borrowings, if any, in the debt markets or our credit facilities will not be materially impacted by the ongoing capital market disruptions.

A significant portion of our cash flows is generated outside the U.S.  More than half of our cash and cash equivalents and most of our marketable securities at March 28, 2010, are denominated in foreign currencies.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.  The repatriation of cash balances from certain subsidiaries could have adverse tax consequences; however, those balances are generally available, without legal restrictions, to fund ordinary business operations at the local level.  We have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

				Change
				March 28, 2010 vs.
	March 28,	December 31,	March 29,	December 31,	March 29,
In millions	2010	2009	2009	2009	2009
Cash and cash equivalents	$885	$930	$353	$(45)	$532
Accounts and notes receivable	1,727	2,004	1,729	(277)	(2)
Inventories	1,549	1,341	1,738	208	(189)
Other current assets	759	728	614	31	145
Current assets	4,920	5,003	4,434	(83)	486

Accounts and loans payable	1,125	994	950	131	175
Current portion of accrued warranty	387	426	382	(39)	5
Other accrued expenses	974	1,012	949	(38)	25
Current liabilities	2,486	2,432	2,281	54	205

Working capital	$2,434	$2,571	$2,153	$(137)	$281
Current ratio	1.98	2.06	1.94	(0.08)	0.04
Days’ sales in receivables	69	64	66	5	3
Inventory turnover	5.1	5.2	4.3	(0.1)	0.8

Current assets decreased compared to December 31, 2009, primarily due to decreased accounts and notes receivable caused by lower sales partially offset by an increase in inventory due to restocking the distribution channel in anticipation of sales growth in certain markets and the consolidation of CWC.

Current liabilities increased compared to December 31, 2009, primarily due to an increase in accounts and loans payable primarily due to the acquisition of the majority interest in CWC and increased purchasing volume.

Cash Flows

Cash and cash equivalents decreased $45 million during the three month period ended March 28, 2010, compared to a $73 million decrease in cash and cash equivalents during the comparable period in 2009.  The change in cash and cash equivalents was as follows:

Operating Activities

	Three months ended
In millions	March 28, 2010	March 29, 2009	Change
Consolidated net income	$170	$14	$156
Restructuring charges	—	48	(48)
Depreciation and amortization	79	76	3
Gain on fair value adjustment for consolidated investee	(12)	—	(12)
Equity in income of investees, net of dividends	(53)	52	(105)
Pension expense, net of pension contributions	(93)	15	(108)
Translation and hedging activities	(9)	19	(28)
Changes in:
Accounts and notes receivable	275	49	226
Inventories	(189)	44	(233)
Accounts payable	54	(103)	157
Accrued expenses	(154)	(173)	19
Changes in long-term liabilities	29	36	(7)
Other, net	29	(1)	30
Net cash provided by operating activities	$126	$76	$50

Net cash provided by operating activities increased for the three months ended March 28, 2010, versus the comparable period in 2009, primarily due to higher consolidated net income and favorable working capital fluctuations as a result of the trend of increasing sales and production at the end of the first quarter in 2010 versus a trend of decreasing sales and production at the end of the first quarter in 2009.  In addition, collections on accounts and notes receivable benefited from stronger sales in the fourth quarter of 2009, as compared to the same quarter in 2008.  These favorable trends were partially offset by higher inventories mostly due to a build-up of levels to meet anticipated demand, increased pension contributions and lower dividends from our equity investees.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the first quarter of 2010, financial markets continued to recover from the global economic recession.  Thus, for the three month interim reporting period ended March 28, 2010, the return for our U.S. plan was 3.8 percent while our U.K. plan return was 5.9 percent.  Approximately 94 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining six percent of our plan assets are invested in less liquid, but market valued investments, including real estate and private equity.  We made $111 million of pension contributions in the three month period ended March 28, 2010 and we anticipate making contributions of approximately $170 million to our pension plans in 2010.  Expected contributions to our defined benefit pension plans in 2010 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $53 million in 2010.  The $111 million of pension contributions in the three months ended March 28, 2010, included voluntary contributions of $60 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to participants.

Investing Activities

	Three months ended
In millions	March 28, 2010	March 29, 2009	Change
Capital expenditures	$(47)	$(64)	$17
Investments in internal use software	(17)	(11)	(6)
Proceeds from the disposals of property, plant and equipment	38	6	32
Investments in and advances (to) from equity investees	(11)	5	(16)
Acquisitions of businesses, net of cash acquired	(71)	(2)	(69)
Investments in marketable securities, net	(25)	9	(34)
Cash flows from derivatives not designated as hedges	(11)	(33)	22
Net cash used in investing activities	$(144)	$(90)	$(54)

Net cash used in investing activities increased for the three months ended March 28, 2010, versus the comparable period in 2009, primarily due to the acquisition of CWC, increased investments in marketable securities and increased investments in and advances to equity investees which were partially offset by increased proceeds from the disposal of property, plant and equipment, decreased cash outflows for derivatives not designated as hedges and lower capital expenditures.

Capital expenditures for the three month period ended March 28, 2010, were $47 million compared to $64 million in the comparable period in 2009.  We continue to invest in the development of new products and we plan to spend approximately $400 million in 2010.

Financing Activities

	Three months ended
In millions	March 28, 2010	March 29, 2009	Change
Proceeds from borrowings	$70	$7	$63
Payments on borrowings and capital lease obligations	(20)	(19)	(1)
Distributions to noncontrolling interests	(1)	(9)	8
Dividend payments on common stock	(35)	(35)	—
Repurchases of common stock	(39)	—	(39)
Other, net	18	3	15
Net cash used in financing activities	$(7)	$(53)	$46

Net cash used in financing activities decreased for the three months ended March 28, 2010, versus the comparable period in 2009, primarily due to the increased proceeds from borrowings related to the acquisition of CWC which was partially offset by the increased repurchases of common stock.

Our total debt was $758 million as of March 28, 2010, compared with $704 million as of December 31, 2009.  Total debt as a percent of our total capital, including total long-term debt, was 15.8 percent at March 28, 2010, compared with 14.9 percent at December 31, 2009.

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility and our equipment sale-leaseback agreements have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the first quarter of 2010 that have impacted these covenants or pricing modifications.  In March 2010, Fitch affirmed our ratings.

Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.  In addition, we undertake no obligation to update disclosures concerning our credit ratings, whether as a result of new information, future events or otherwise.  Our ratings and outlook as of March 28, 2010, from each of the credit rating agencies are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa3	Non-Prime	Stable
Standard & Poor’s	BBB	NR	Stable
Fitch	BBB+	BBB+	Stable

OFF BALANCE SHEET FINANCING

A discussion of our off balance sheet financing arrangements may be found in Item 7 of our 2009 Form 10-K.  There have been no material changes in this information since the filing of our 2009 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2009 Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

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

Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations.  Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors.  We believe our critical accounting estimates include those addressing the estimation of liabilities for recoverability of investment related to new products, warranty programs, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.

A discussion of all other critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2009 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2010.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3, “RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS,” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2009 Form 10-K.  There have been no material changes in this information since the filing of our 2009 Form 10-K.  Further information regarding financial instruments and risk management is discussed in Note 10, “DERIVATIVES,” in the Notes to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 28, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are subject to numerous lawsuits and claims arising out of the ordinary course of our business, including actions related to product liability; personal injury; the use and performance of our products; warranty matters; patent, trademark or other intellectual property infringement; contractual liability; the conduct of our business; tax reporting in foreign jurisdictions; distributor termination; workplace safety; and environmental matters.  We also have been identified as a potentially responsible party at multiple waste disposal sites under U.S. federal and related state environmental statutes and regulations and may have joint and several liability for any investigation and remediation costs incurred with respect to such sites, as more fully described in Item 1 of our 2009 Form 10-K under “Environmental Compliance-Other Environmental Statutes and Regulations.”  We have denied liability with respect to many of these lawsuits, claims and proceedings and are vigorously defending such lawsuits, claims and proceedings.  We carry various forms of commercial, property and casualty, product liability and other forms of insurance; however, such insurance may not be applicable or adequate to cover the costs associated with a judgment against us with respect to these lawsuits, claims and proceedings.  We do not believe that these lawsuits are material individually or in the aggregate.  While we believe we have also established adequate accruals for our expected future liability with respect to pending lawsuits, claims and proceedings, where the nature and extent of any such liability can be reasonably estimated based upon then presently available information, there can be no assurance that the final resolution of any existing or future lawsuits, claims or proceedings will not have a material adverse effect on our business, results of operations, financial condition or cash flows.

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $237 million to our insurance carriers, which includes a claim for business interruption.  As of March 28, 2010, we have received $91 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.  Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

The information in Item 1 “Other Environmental Statutes and Regulations” referred to above should be read in conjunction with this disclosure.  See also Note 14, “COMMITMENTS AND CONTINGENCIES,” in the Notes to the Consolidated Financial Statements included in our 2009 Form 10-K.  There has been no material change in this information since the filing of our 2009 Form 10-K.

ITEM 1A.  Risk Factors

In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K or the “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in this Quarterly report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 – January 31, 2010	1,047	$51.73	—	255,744
February 1 – February 28, 2010	41,788	54.69	—	220,926
March 1 – March 28, 2010	676,031	60.36	650,000	202,616
Total	718,866	$60.02	650,000

(1)

Shares purchased represent shares under 2007 Board authorized repurchase program (for up to $500 million of our common shares) and our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan).

(2)

These values reflect the sum of shares held in loan status of our Key Employee Stock Investment Plan. The $500 million repurchase program authorized by the Board of Directors in 2007 does not limit the number of shares that may be purchased and was excluded from this column.

In December 2007, the Board of Directors authorized us to acquire an additional $500 million worth of Cummins common stock beginning in 2008.  During the three month period ended March 28, 2010, we repurchased 650,000 shares under this plan.  As of March 28, 2010, we have $312 million available for purchase under this authorization.

During the three month period ended March 28, 2010, we repurchased 68,866 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

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

Cummins Inc.

Date:  April 29, 2010

By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
	Patrick J. Ward		Marsha L. Hunt
	Vice President and Chief Financial Officer		Vice President-Corporate Controller
	(Principal Financial Officer)		(Principal Accounting Officer)