Form 10-Q
period 2010-06-27
CUMMINS INC
filed 2010-07-30
CIK 26172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2010

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

As of June 27, 2010, there were 198,786,534 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
NET SALES (a)	$3,208	$2,431	$5,686	$4,870
Cost of sales	2,455	1,983	4,332	3,977
GROSS MARGIN	753	448	1,354	893

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	354	287	689	587
Research, development and engineering expenses	96	79	188	164
Equity, royalty and interest income from investees (Note 4)	97	57	173	90
Restructuring charges (Note 13)	—	7	—	73
Other operating (expense) income, net	(4)	(11)	(8)	(9)
OPERATING INCOME	396	121	642	150

Interest income	5	1	8	3
Interest expense	9	10	18	17
Other (expense) income, net	—	(13)	17	(16)
INCOME BEFORE INCOME TAXES	392	99	649	120

Income tax expense	122	29	209	36
CONSOLIDATED NET INCOME	270	70	440	84

Less: net income attributable to noncontrolling interests	24	14	45	21
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$246	$56	$395	$63

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.25	$0.28	$2.00	$0.32
Diluted	$1.25	$0.28	$2.00	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	196.9	197.1	197.6	197.0
Dilutive effect of stock compensation awards	0.4	0.3	0.3	0.2
Diluted	197.3	197.4	197.9	197.2

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.175	$0.175	$0.35	$0.35

(a) Includes sales to nonconsolidated equity investees of $516 million and $944 million and $422 million and $851 million for the three and six months ended June 27, 2010 and June 28, 2009, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 27,	December 31,
In millions, except par value	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$924	$930
Marketable securities	269	190
Accounts and notes receivable, net
Trade and other	1,783	1,730
Nonconsolidated equity investees	269	274
Inventories (Note 6)	1,652	1,341
Deferred income taxes	312	295
Prepaid expenses and other current assets	236	243
Total current assets	5,445	5,003
Long-term assets
Property, plant and equipment	4,705	4,765
Accumulated depreciation	(2,867)	(2,879)
Property, plant and equipment, net	1,838	1,886
Investments and advances related to equity method investees	622	574
Goodwill	363	364
Other intangible assets, net	225	228
Deferred income taxes	377	436
Other assets	340	325
Total assets	$9,210	$8,816
LIABILITIES
Current liabilities
Loans payable	$87	$37
Accounts payable (principally trade)	1,213	957
Current portion of accrued product warranty (Note 7)	407	426
Accrued compensation, benefits and retirement costs	346	366
Deferred revenue	142	128
Other accrued expenses	612	518
Total current liabilities	2,807	2,432
Long-term liabilities
Long-term debt	669	637
Pensions	370	514
Postretirement benefits other than pensions	461	453
Other liabilities and deferred revenue	743	760
Total liabilities	5,050	4,796
Commitments and contingencies (Note 8)	—	—
EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 221.9 and 222.0 shares issued	1,868	1,860
Retained earnings	3,900	3,575
Treasury stock, at cost, 23.1 and 20.7 shares	(890)	(731)
Common stock held by employee benefits trust, at cost, 2.9 and 3.0 shares	(35)	(36)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(786)	(788)
Other	(174)	(107)
Total accumulated other comprehensive loss	(960)	(895)
Total Cummins Inc. shareholders’ equity	3,883	3,773
Noncontrolling interests	277	247
Total equity	4,160	4,020
Total liabilities and equity	$9,210	$8,816

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 27,	June 28,
In millions	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$440	$84
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Restructuring charges, net of cash payments	—	20
Depreciation and amortization	161	154
Gain on fair value adjustment for consolidated investee (Note 14)	(12)	—
Deferred income taxes	43	20
Equity in income of investees, net of dividends	(49)	60
Pension expense, net of pension contributions	(116)	(15)
Other post-retirement benefits expense, net of cash payments	(7)	(16)
Stock-based compensation expense	11	12
Translation and hedging activities	3	51
Changes in current assets and liabilities, net of acquisitions and divestitures:
Accounts and notes receivable	(57)	86
Inventories	(301)	282
Other current assets	1	22
Accounts payable	239	(253)
Accrued expenses	(14)	(242)
Changes in long-term liabilities	66	73
Other, net	19	(17)
Net cash provided by operating activities	427	321
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(91)	(139)
Investments in internal use software	(22)	(19)
Proceeds from disposals of property, plant and equipment	42	7
Investments in and advances (to) from equity investees	(1)	1
Acquisition of businesses, net of cash acquired (Note 14)	(71)	(2)
Investments in marketable securities—acquisitions	(358)	(69)
Investments in marketable securities—liquidations	278	133
Cash flows from derivatives not designated as hedges	(18)	(21)
Other, net	(2)	—
Net cash used in investing activities	(243)	(109)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	85	10
Payments on borrowings and capital lease obligations	(37)	(44)
Net borrowings under short-term credit agreements	(1)	(5)
Distributions to noncontrolling interests	(4)	(10)
Dividend payments on common stock	(70)	(71)
Repurchases of common stock	(162)	—
Other, net	16	1
Net cash used in financing activities	(173)	(119)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(17)	15
Net (decrease) increase in cash and cash equivalents	(6)	108
Cash and cash equivalents at beginning of year	930	426
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$924	$534

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common		Total Cummins
		Additional		Other			Stock		Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2008	$554	$1,239	$3,288	$(1,066)		$(715)	$(61)	$(5)	$3,234	$246	$3,480
Comprehensive income:
Net income			63						63	21	84
Other comprehensive income (loss) (Note 11)				135					135	6	141
Total comprehensive income									198	27	225
Issuance of shares	1	2							3	—	3
Cash dividends on common stock			(71)						(71)	—	(71)
Distribution to noncontrolling interests									—	(15)	(15)
Stock option exercises		(1)				1			—	—	—
Conversion to capital lease									—	(35)	(35)
Other shareholder transactions		1					3	4	8	—	8
BALANCE AT JUNE 28, 2009	$555	$1,241	$3,280	$(931)		$(714)	$(58)	$(1)	$3,372	$223	$3,595

BALANCE AT DECEMBER 31, 2009	$555	$1,306	$3,575	$(895)		$(731)	$(36)	$(1)	$3,773	$247	$4,020
Comprehensive income:
Net income			395						395	45	440
Other comprehensive income (loss) (Note 11)				(65)					(65)	—	(65)
Total comprehensive income									330	45	375
Issuance of shares		3							3	—	3
Employee benefits trust activity		9					1		10	—	10
Acquisition of shares						(162)			(162)	—	(162)
Cash dividends on common stock			(70)						(70)	—	(70)
Distribution to noncontrolling interests									—	(4)	(4)
Stock option exercises						3			3	—	3
Deconsolidation of variable interest entity (Note 3)									—	(11)	(11)
Other shareholder transactions		(5)						1	(4)	—	(4)
BALANCE AT JUNE 27, 2010	$555	$1,313	$3,900	$(960	)(1)	$(890)	$(35)	$—	$3,883	$277	$4,160

(1) Comprised of defined benefit postretirement plans of $(786) million, foreign currency translation adjustments of $(178) million, unrealized gain on marketable securities of $3 million and unrealized gain on derivatives of $1 million.

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

Our reporting period ends on the Sunday closest to the last day of the quarterly calendar period.  The second quarters of 2010 and 2009 ended on June 27, and June 28, respectively.  The interim periods for both 2010 and 2009 contain 13 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and six month periods ended June 27, 2010, and June 28, 2009, were as follows:

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Options excluded	6,685	99,167	13,527	75,671

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

In June 2009, the FASB amended its standards for accounting for transfers of financial assets, which was effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard removes the concept of a qualifying special-purpose entity from GAAP.  The new standard modifies the financial components approach used in previous standards and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized.  The new standard also requires enhanced disclosure regarding transfers of financial interests and a transferor’s continuing involvement with transferred assets.  The new standard requires us to report any activity under our receivable sales program as secured borrowings.  As of June 27, 2010, there were no outstanding amounts under our receivable sales program and there was no significant activity during the quarter.

In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which was effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary.  The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments.  The new standard also requires enhanced disclosures regarding an entity’s involvement in a VIE.  The only significant impact of the adoption of this standard was to deconsolidate Cummins Komatsu Engine Corporation (CKEC) as of January 1, 2010 and to account for CKEC under GAAP accounting for equity method investees.  The impact of the deconsolidation on our Condensed Consolidated Statements of Income was minimal as all sales were eliminated in consolidation in the past.  The most significant impacts on our Condensed Consolidated Balance Sheets were to decrease current assets by $9 million, decrease long-term assets by $10 million, increase investments and advances related to equity method investees by $11 million and decrease noncontrolling interest by $11 million.

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

NOTE 4.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
In millions	2010	2009	2010	2009
Distribution Entities
North American distributors	$23	$23	$46	$49
All other distributors	4	4	8	7

Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	34	7	52	7
Chongqing Cummins Engine Company, Ltd.	13	12	23	20
All other manufacturers	15	7	29	—
Cummins share of net income	89	53	158	83
Royalty and interest income	8	4	15	7
Equity, royalty and interest income from investees	$97	$57	$173	$90

NOTE 5.  PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Cash contributions to these plans were as follows:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
In millions	2010	2009	2010	2009
Defined benefit pension and other postretirement plans:
Voluntary pension	$35	$45	$95	$45
Mandatory pension	5	7	56	14
Defined benefit pension contributions	40	52	151	59
Other postretirement plans	11	13	17	27
Total defined benefit plans	$51	$65	$168	$86
Defined contribution pension plans	$12	$7	$23	$23

We presently anticipate contributing approximately $175 million to our defined benefit pension plans in 2010 and paying approximately $53 million in claims and premiums for other postretirement benefits.  The $175 million of contributions for the full year include voluntary contributions of approximately $108 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	Three months ended
	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,
In millions	2010	2009	2010	2009	2010	2009
Service cost	$12	$12	$4	$4	$—	$—
Interest cost	27	28	14	14	7	8
Expected return on plan assets	(37)	(35)	(17)	(14)	—	—
Amortization of prior service (credit) cost	—	(1)	—	1	(2)	(2)
Recognized net actuarial loss	9	7	5	5	—	—
Other	—	1	—	—	—	—
Net periodic benefit cost	$11	$12	$6	$10	$5	$6

	Pension				Other
	U.S. Plans		Non-U.S. Plans		Postretirement Benefits
	Six months ended
	June 27,	June 28,	June 27,	June 28,	June 27,	June 28,
In millions	2010	2009	2010	2009	2010	2009
Service cost	$23	$23	$9	$8	$—	$—
Interest cost	55	57	29	27	14	15
Expected return on plan assets	(74)	(70)	(35)	(28)	—	—
Amortization of prior service (credit) cost	—	(1)	1	2	(4)	(4)
Recognized net actuarial loss	18	15	9	10	—	—
Other	—	1	—	—	—	—
Net periodic benefit cost	$22	$25	$13	$19	$10	$11

NOTE 6.  INVENTORIES

Inventories included the following:

	June 27,	December 31,
In millions	2010	2009
Finished products	$863	$785
Work-in-process and raw materials	876	638
Inventories at FIFO cost	1,739	1,423
Excess of FIFO over LIFO	(87)	(82)
Total inventories	$1,652	$1,341

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

	Six months ended
	June 27,	June 28,
In millions	2010	2009
Balance, beginning of period	$989	$962
Provision for warranties issued	157	157
Deferred revenue on extended warranty contracts sold	51	53
Payments	(206)	(242)
Amortization of deferred revenue on extended warranty contracts	(42)	(36)
Changes in estimates for pre-existing warranties	(20)	53
Foreign currency translation	(6)	11
Balance, end of period	$923	$958

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our June 27, 2010, balance sheet were as follows:

In millions	June 27, 2010	Balance Sheet Location
Deferred revenue related to extended coverage programs:
Current portion	$84	Deferred revenue
Long-term portion	186	Other liabilities and deferred revenue
Total	$270

Receivables related to estimated supplier recoveries:
Current portion	$6	Trade and other receivables
Long-term portion	5	Other assets
Total	$11

Long-term portion of warranty liability	$246	Other liabilities and deferred revenue

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

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $227 million to our insurance carriers, which includes a claim for business interruption.  As of June 27, 2010, we have received $92 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.  Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at June 27, 2010, was $8 million.

Other Guarantees and Commitments

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations.  As of June 27, 2010, the maximum potential loss related to these other guarantees is $92 million ($59 million of which relates to the Beijing Foton guarantee discussed below and $32 million relates to the Cummins Olayan Energy Limited guarantee discussed below).

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of June 27, 2010, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $69 million, of which $62 million relates to a contract with an engine parts supplier that extends to 2013.  This arrangement enables us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.

In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $176 million (at current exchange rates).  The line will be used primarily to fund equipment purchases for a new manufacturing plant.  As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $88 million (at current exchange rates).  As of June 27, 2010, outstanding borrowings under this agreement were $118 million and our guarantee was $59 million (at current exchange rates).  We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

In February 2010, Cummins Olayan Energy Limited, a 49 percent owned entity accounted for under the equity method, executed a four-year $101 million (at current exchange rates) debt financing arrangement to acquire certain rental equipment assets.  As a part of this transaction, we guaranteed 49 percent of the total outstanding loan amount or $49 million (at current exchange rates).  As of June 27, 2010, outstanding borrowings under this agreement were $65 million and our guarantee was $32 million (at current exchange rates). We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees at June 27, 2010, were $74 million.

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

Joint Venture Commitments

As of June 27, 2010, we have committed to invest an additional $2 million into existing joint ventures.  It is expected that the additional $2 million will be funded in 2010.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  Derivative assets and liabilities are derived from level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of Levels 2 or 3 in the first six months of 2010.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at June 27, 2010:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$153	$21	$—	$174
Bank debentures	—	45	—	45
Certificates of deposit	—	37	—	37
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Total available-for-sale debt securities	153	108	—	261

Available-for-sale equity securities:
Financial services industry	8	—	—	8
Total available-for-sale equity securities	8	—	—	8

Derivative assets:
Commodity swap contracts	—	8	—	8
Interest rate contracts	—	47	—	47
Total derivative assets	—	55	—	55

Derivative liabilities:
Foreign currency forward contracts	—	(5)	—	(5)
Total derivative liabilities	—	(5)	—	(5)

Total	$161	$158	$—	$319

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

Bank debentures and Certificates of deposit — These investments provide us with a fixed rate of return and generally range in maturity from six months to one year.  The counter-parties to these investments are reputable financial institutions with investment grade credit ratings.  Since these instruments are not tradable and must be settled directly by Cummins with the respective financial institution, our fair value measure is the financial institutions’ month-end statement.

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

Interest rate contracts — We currently have only one interest rate contract.  We utilize the month-end statement from the issuing financial institution as our fair value measure for this investment.  We corroborate this valuation through the use of a third-party pricing service for similar assets and liabilities.

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at June 27, 2010 and December 31, 2009, was as follows:

	June 27,	December 31,
In millions	2010	2009
Fair value of total debt	$777	$674
Carrying value of total debt	778	703

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

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of June 27, 2010, we expect to reclassify an unrealized net loss of $3 million from AOCL to income over the next year.  For the six month periods ended June 27, 2010 and June 28, 2009, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts.  The currencies in this table represent 95 percent of the notional amounts of contracts outstanding for each period as of June 27, 2010 and December 31, 2009.

	Notional amount in millions
Currency denomination	June 27, 2010	December 31, 2009
United States Dollar (USD)	37	107
British Pound Sterling (GBP)	111	70
Euro (EUR)	40	12
Singapore Dollar (SGD)	14	15
Indian Rupee (INR)	1,603	616
Japanese Yen (JPY)	3,280	1,335
Romanian Leu (RON)	—	44
Canadian Dollar (CAD)	20	—
Chinese Renmimbi (CNY)	124	39

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  The swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of June 27, 2010, we expect to reclassify an unrealized net gain of $4 million from AOCL to income over the next year.  For the six month period ended June 27, 2010, there were no material circumstances that would have resulted in the discontinuance of a cash flow hedge.  For the six month period ended June 28, 2009, we discontinued hedge accounting on certain contracts where the forecasted transactions were no longer probable.  The amount reclassified to income as a result of this action was a loss of $2 million dollars for the six months ended June 28, 2009.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

	Six months ended
Dollars in millions	June 27, 2010		December 31, 2009
Commodity	Notional Amount	Quantity	Notional Amount	Quantity
Copper	$52	7,964 metric tons(1)	$77	11,372 metric tons(1)
Platinum	13	12,589 troy ounces(2)	14	15,986 troy ounces(2)
Palladium	1	2,280 troy ounces(2)	1	3,161 troy ounces(2)

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

In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt issue, due in 2028, from a fixed rate of 7.125% to a floating rate based on a LIBOR spread.  The terms of the swap mirror those of the debt, with interest paid semi-annually.  This swap qualifies as a fair value hedge under GAAP.  The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as “interest expense.”  The following table summarizes these gains and losses for the three and six month interim reporting periods presented below:

	Three months ended				Six months ended
	June 27, 2010		June 28, 2009		June 27, 2010		June 28, 2009
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$22	$(22)	$(17)	$17	$22	$(22)	$(46)	$46

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		Three months ended				Six months ended
In millions	Location of Gain/(Loss) Reclassified into	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)		Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Income (Effective Portion)	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Foreign currency forward contracts	Net sales	$1	$10	$(3)	$2	$(7)	$9	$(4)	$(8)
Commodity swap contracts	Cost of sales	(6)	(2)	2	(10)	(4)	29	4	(17)
Total		$(5)	$8	$(1)	$(8)	$(11)	$38	$—	$(25)

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three and six month interim reporting periods presented below.

In millions	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in Income on	Three months ended		Six months ended
Hedging Instruments	Derivatives	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Foreign currency forward contracts	Cost of sales	$(2)	$—	$2	$—
Foreign currency forward contracts	Other income (expense), net	6	19	(6)	18

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative assets
	Fair Value
	June 27,	December 31,
In millions	2010	2009	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Commodity swap contracts	$6	$9	Prepaid expenses and other current assets
Commodity swap contracts	2	8	Other assets
Interest rate contract	47	25	Other assets
Total Derivatives Designated as Hedging Instruments	55	42

Total derivative assets	$55	$42

	Derivative liabilities
	Fair Value
	June 27,	December 31,
In millions	2010	2009	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$(4)	$1	Other accrued expenses
Total Derivatives Designated as Hedging Instruments	(4)	1

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	(1)	—	Other accrued expenses
Total Derivatives Not Designated as Hedging Instruments	(1)	—

Total derivative liabilities	$(5)	$1

NOTE 11.  COMPREHENSIVE INCOME

The table below represents a reconciliation of our net income to comprehensive income for the three and six month periods ended June 27, 2010 and June 28, 2009.

	Three months ended
	June 27, 2010			June 28, 2009
	Attributable to	Attributable to Noncontrolling	Total	Attributable to	Attributable to Noncontrolling	Total
In millions	Cummins Inc.	Interests	Consolidated	Cummins Inc.	Interests	Consolidated
Net income	$246	$24	$270	$56	$14	$70
Other comprehensive income (loss), net of tax
Unrealized gain on marketable securities	1	—	1	—	—	—
Unrealized (loss) gain on derivatives	(2)	—	(2)	15	—	15
Foreign currency translation adjustments	(12)	(4)	(16)	99	11	110
Change in pensions and other postretirement defined benefit plans	8	—	8	7	—	7
Total other comprehensive (loss) income	(5)	(4)	(9)	121	11	132
Total comprehensive income	$241	$20	$261	$177	$25	$202

	Six months ended
	June 27, 2010			June 28, 2009
	Attributable to	Attributable to Noncontrolling	Total	Attributable to	Attributable to Noncontrolling	Total
In millions	Cummins Inc.	Interests	Consolidated	Cummins Inc.	Interests	Consolidated
Net income	$395	$45	$440	$63	$21	$84
Other comprehensive income (loss), net of tax
Unrealized gain on marketable securities	1	—	1	—	—	—
Unrealized (loss) gain on derivatives	(7)	—	(7)	44	—	44
Foreign currency translation adjustments	(61)	—	(61)	87	6	93
Change in pensions and other postretirement defined benefit plans	2	—	2	4	—	4
Total other comprehensive (loss) income	(65)	—	(65)	135	6	141
Total comprehensive income	$330	$45	$375	$198	$27	$225

NOTE 12.  SALES OF ACCOUNTS RECEIVABLE

In April 2010, we terminated our existing trade receivables facility and entered into a new 364-day agreement (subject to renewal) with a financial institution to sell trade receivables from time to time to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary, for the purpose of obtaining credit secured by such receivables from one or more commercial paper conduit and committed institutional lenders. To support outstanding advances under the agreement, we sell new receivables to CTR as they arise.  Receivables sold to CTR are included in “Receivables, net” on our Condensed Consolidated Balance Sheets.  The amount of aggregate advances that can be outstanding under the agreement at any point in time is limited to the lesser of $250 million or, with certain adjustments, the amount of eligible receivables held by CTR.  There are no provisions in the agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility.  In accordance with FASB Standards for transfer of financial assets, any activity under our receivable sales program will be accounted for as secured borrowings.  As of June 27, 2010, the amount available under the agreement was $74 million and no advances were outstanding under the agreement.

CTR is a separate legal entity from Cummins and each of its affiliates and its assets and credit are not available to satisfy the debts and obligations of Cummins or any other entity.  CTR’s assets are listed separately on its balance sheet on a stand-alone basis.  CTR’s assets will be available first and foremost to satisfy claims of its creditors.

NOTE 13.  RESTRUCTURING CHARGES

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

At June 27, 2010, of the approximately 4,200 employees affected by this plan, all terminations were substantially complete.

During the three and six month periods ended June 28, 2009, we recorded total pre-tax restructuring charges of $7 million and $73 million, respectively in “Restructuring charges” in the Condensed Consolidated Statements of Income related to the 2009 actions.

We do not include restructuring charges in our operating segment results.  The pretax impact of allocating restructuring charges to the segment results would have been as follows:

	2009 Charges
In millions	Three months ended June 28	Six months ended June 28
Engine	$2	$33
Power Generation	3	6
Components	2	26
Distribution	—	4
Non-segment	—	4
Total restructuring charges	$7	$73

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in our Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
Balance at December 31, 2009	$10	$1	$11
Cash payments for 2009 actions	(4)	—	(4)
Balance at June 27, 2010	$6	$1	$7

NOTE 14.  ACQUISITIONS

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

The purchase price was approximately $97 million as presented below.  The intangible assets are primarily customer related and are being amortized over periods ranging from one to three years.  The acquisition of CWC was accounted for as a business combination, with the results of the acquired entity and the goodwill included in the Distribution operating segment as of the acquisition date.  Distribution segment results also include a $12 million gain for the three months ended March 28, 2010, as we were required to re-measure our pre-existing 30 percent ownership interest in CWC to fair value in accordance with GAAP.  Net sales for CWC were $206 million for the twelve months ended December 31, 2009, which represents less than two percent of Cummins Inc. consolidated sales for the same period.

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

NOTE 15.  OPERATING SEGMENTS

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

The accounting policies of our operating segments are the same as those applied in the Condensed Consolidated Financial Statements.  We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP.  These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance.  We also do not allocate debt-related items, actuarial gains and losses, prior service costs or credits, restructuring and other charges, investment gains or losses, flood damage gains or losses or income taxes to individual segments.  Segment EBIT may not be consistent with measures used by other companies. Summarized financial information regarding our reportable operating segments for the three and six month periods is shown in the table below:

In millions	Engine	Power Generation	Components	Distribution	Non-segment items(1)	Total
Three months ended June 27, 2010
External sales	$1,595	$518	$522	$573	$—	$3,208
Intersegment sales	304	190	207	3	(704)	—
Total sales	1,899	708	729	576	(704)	3,208
Depreciation and amortization(2)	42	11	21	7	—	81
Research, development and engineering expenses	62	8	26	—	—	96
Equity, royalty and interest income from investees	52	9	6	30	—	97
Interest income	2	1	1	1	—	5
Segment EBIT	197	76	75	69	(16)	401

Three months ended June 28, 2009
External sales	$1,133	$481	$355	$462	$—	$2,431
Intersegment sales	173	129	147	1	(450)	—
Total sales	1,306	610	502	463	(450)	2,431
Depreciation and amortization(2)	45	11	17	4	—	77
Research, development and engineering expenses	51	8	20	—	—	79
Equity, royalty and interest income from investees	17	6	4	30	—	57
Restructuring charges	—	—	—	—	7	7
Interest income	—	—	—	1	—	1
Segment EBIT	(4)	41	(10)	55	27	109

Six months ended June 27, 2010
External sales	$2,768	$896	975	1,047	$—	5,686
Intersegment sales	554	329	384	5	(1,272)	—
Total sales	3,322	1,225	1,359	1,052	(1,272)	5,686
Depreciation and amortization(2)	83	21	41	14	—	159
Research, development and engineering expenses	122	15	51	—	—	188
Equity, royalty and interest income from investees	87	15	11	60	—	173
Interest income	4	2	1	1	—	8
Segment EBIT	330	110	132	141	(46)	667

Six months ended June 28, 2009
External sales	$2,338	$958	$701	$873	$—	$4,870
Intersegment sales	460	309	331	3	(1,103)	—
Total sales	2,798	1,267	1,032	876	(1,103)	4,870
Depreciation and amortization(2)	86	22	35	9	—	152
Research, development and engineering expenses	109	16	39	—	—	164
Equity, royalty and interest income from investees	14	11	5	60	—	90
Restructuring charges	—	—	—	—	73	73
Interest income	1	1	—	1	—	3
Segment EBIT	(20)	110	(9)	113	(57)	137

(1)

Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended June 27, 2010. For the three and six months ended June 28, 2009, unallocated corporate expenses included $7 million and $73 million of restructuring charges and losses of $9 million and $3 million related to flood damages, respectively.

(2)	Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “interest expense.”

Total assets for our Distribution segment materially increased due to the acquisition of Cummins Western Canada in the first quarter of 2010.  See Note 14 for further information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
	June 27,	June 28,	June 27,	June 28,
In millions	2010	2009	2010	2009
Segment EBIT	$401	$109	$667	$137
Less:
Interest expense	9	10	18	17
Income before income taxes	$392	$99	$649	$120

Note 16:  SUBSEQUENT EVENT

Revolving Credit Facility

On July 16, 2010, we entered into a four-year revolving credit agreement with a syndicate of lenders.  The credit agreement provides us with a $1.24 billion senior unsecured revolving credit facility, the proceeds of which are to be used by us for working capital or other general corporate purposes.

The credit facility matures on July 16, 2014.  Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness.   Up to $150 million under our credit facility is available for swingline loans denominated in U.S. dollars.  Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR Rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt.  Based on our current long-term debt ratings, the applicable margin on LIBOR Rate loans was 2.25 percent per annum as of July 16, 2010.  Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.

The credit agreement includes various covenants, including, among others, maintaining a leverage ratio of no more than 3.0 to 1.0 and maintaining an interest coverage ratio of at least 1.5 to 1.0.  As of June 27, 2010, we were in compliance with all such covenants.

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

•      the overall stability of global economic markets and conditions; and

•      other risk factors described in our Form 10-K, Part 1, Item 1A under the caption “Risk Factors.”

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

In the first half of 2010, emerging markets recovered with stronger demand in China, India and Brazil while we started to see modest but uneven signs of recovery in developed markets.  As we expected, after the strong demand in the second half of 2009, in advance of the 2010 U.S. emissions change, demand for heavy-duty on-highway products in North America was down approximately 69 percent in the first half of 2010 as compared to the same period in 2009.  In addition, medium-duty truck shipments in North America were down 47 percent in the first half of 2010 compared to the prior period in 2009.  We expect demand to improve throughout 2010 in most markets and we expect demand in emerging markets to remain strong. Overall, order trends are improving and are consistent with our expectations of organic revenue growth in the second half of 2010.  In recognition of the global economic challenges, we launched significant restructuring initiatives in late 2008 and 2009 that were designed to reduce structural and overhead costs across all of our businesses.  These initiatives are helping to mitigate the adverse volume impacts of certain markets experienced thus far and we anticipate they will better position us for when a more robust economic recovery extends beyond the emerging markets.

Net income attributable to Cummins was $246 million, or $1.25 per diluted share, on sales of $3.2 billion for the three month interim reporting period ended June 27, 2010, versus the comparable prior year period with net income attributable to Cummins of $56 million, or $0.28 per diluted share, on sales of $2.4 billion.  We recorded restructuring charges of $7 million ($4 million after tax, or $0.02 per diluted share) in the second quarter of 2009.  The increase in income was driven by higher volumes in emerging markets, production cost reductions, increased sales in developed countries, increased equity income and restructuring charges incurred in 2009 that were not repeated in 2010.  These were partially offset by higher income tax expense.

Net income attributable to Cummins was $395 million, or $2.00 per diluted share, on sales of $5.7 billion for the six month interim reporting period ended June 27, 2010, versus the comparable prior year period with net income attributable to Cummins of $63 million, or $0.32 per diluted share, on sales of $4.9 billion.  We recorded restructuring charges of $73 million ($48 million after tax, or $0.24 per diluted share) in the first six months of 2009.   The increase in income was driven by higher volumes in emerging markets, production cost reductions, increased equity income and restructuring charges incurred in 2009 that were not repeated in 2010.  These were partially offset by higher income tax expense.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 27,	June 28,	(Unfavorable)		June 27,	June 28,	(Unfavorable)
In millions (except per share amounts)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Net sales	$3,208	$2,431	$777	32%	$5,686	$4,870	$816	17%
Cost of sales	2,455	1,983	(472)	(24)%	4,332	3,977	(355)	(9)%
Gross margin	753	448	305	68%	1,354	893	461	52%
Operating expenses and income
Selling, general and administrative expenses	354	287	(67)	(23)%	689	587	(102)	(17)%
Research, development and engineering expenses	96	79	(17)	(22)%	188	164	(24)	(15)%
Equity, royalty and interest income from investees	97	57	40	70%	173	90	83	92%
Restructuring and other charges	—	7	7	100%	—	73	73	100%
Other operating (expense) income, net	(4)	(11)	7	64%	(8)	(9)	1	11%
Operating income	396	121	275	NM	642	150	492	NM
Interest income	5	1	4	NM	8	3	5	NM
Interest expense	9	10	1	10%	18	17	(1)	(6)%
Other (expense) income, net	—	(13)	13	100%	17	(16)	33	NM
Income before income taxes	392	99	293	NM	649	120	529	NM
Income tax expense	122	29	(93)	NM	209	36	(173)	NM
Consolidated net income	270	70	200	NM	440	84	356	NM
Less: net income attributable to noncontrolling interests	24	14	(10)	(71)%	45	21	(24)	NM
Net income attributable to Cummins Inc.	$246	$56	$190	NM	$395	$63	$332	NM
Diluted earnings per common share attributable to Cummins Inc.	$1.25	$0.28	$0.97	NM	$2.00	$0.32	$1.68	NM

Percent of sales
Gross margin	23.5%	18.4%	5.1 percentage points		23.8%	18.3%	5.5 percentage points
Selling, general and administrative expenses	11.0%	11.8%	0.8 percentage points		12.1%	12.1%	— percentage points
Research, development and engineering expenses	3.0%	3.2%	0.2 percentage points		3.3%	3.4%	0.1 percentage points

(1) “NM” - not meaningful information.

Net Sales

Net sales for the three and six month periods ended June 27, 2010, increased in the Engine, Components and Distribution segments versus the comparable periods in 2009, primarily due to increased demand from the recovery of emerging markets and slight improvement in developed markets.  Power Generation net sales increased during the second quarter but were down slightly for the six months ended June 27, 2010.  The primary drivers for overall increased sales were:

•                  Engine segment sales increased by 45 percent and 19 percent for the three and six months ended, respectively, due to increased demand in most lines of business, led by international industrial sales, North American light-duty automotive and RV sales and international medium-duty truck and bus sales.

•                  Components segment sales increased by 45 percent and 32 percent for the three and six months ended, respectively, due to increased demand in all lines of business led by the turbo technologies, emission solutions and filtration businesses.

•                  Distribution segment sales increased by 24 percent and 20 percent for the three and six months ended, respectively, primarily due to the acquisition of the majority interest in an equity investee and increased sales in all geographic regions.

•                  Power Generation segment sales increased by 16 percent for the three months ended due to increased sales in most businesses led by commercial products and decreased by three percent for the six months ended due to declines in commercial products and generator technologies.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets based on location of customers for the three and six month periods ended June 27, 2010, were 64 percent of total net sales for both periods, compared with 56 percent and 54 percent of total net sales for the comparable periods in 2009.

Gross Margin

Significant drivers of the change in gross margin for the three and six month periods ended June 27, 2010, versus the comparable periods ended June 28, 2009, were as follows:

	Increase (Decrease)
	2010 vs. 2009
In millions	Three months ended	Six months ended
Volume/Mix	$165	$103
Price	62	97
Warranty expense	45	111
Material costs	22	55
Currency	20	54
Acquisition	17	29
Production costs	(26)	16
Other	—	(4)
Total	$305	$461

Gross margin increased by $305 million and $461 million for the three and six month periods ended June 27, 2010, respectively, versus the comparable periods in 2009, and increased as a percentage of sales by 5.1 percentage points and 5.5 percentage points, respectively.  The increase for the three months ended June 27, 2010, was led by increases in volume and price, decreases in warranty expense, reduced material costs and favorable foreign currency impacts, which were partially offset by increased production costs.  The increase in gross margin for the six months ended June 27, 2010, was led by decreases in warranty expense, increases in volume and price, reduced material costs and favorable foreign currency impacts.

The provision for warranties issued as a percent of sales for the three and six month periods ended were 3.0 percent and 2.8 percent in 2010 compared to 3.3 percent and 3.2 percent in 2009 for the three and six month periods, respectively.  The decrease as a percent of sales was primarily due to the engine mix.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six month periods ended June 27, 2010, increased versus the comparable periods in 2009, primarily due to increased volumes in support of the business and an increase of $38 million and $62 million in compensation and related expenses.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Variable compensation related to 2010 performance increased $33 million and $50 million over variable compensation related to 2009 performance.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and six month periods ended June 27, 2010, increased versus the comparable periods in 2009, primarily due to an increase of $11 million and $18 million in compensation and related expenses and decreased reimbursements for engineering projects.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Variable compensation related to 2010 performance increased $10 million and $17 million over variable compensation related to 2009 performance.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three and six month periods ended June 27, 2010, increased versus the comparable periods in 2009, primarily due to the following:

	Increase/(Decrease)
	June 27, 2010 vs. June 28, 2009
In millions	Three months ended	Six months ended
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$27	$45
Tata Cummins Ltd.	1	7

These overall increases were primarily due to higher demand as a result of economic recovery in emerging markets.

Other Operating (Expense) Income, net

Other operating (expense) income was as follows:

	Three months ended		Six months ended
In millions	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Other operating (expense) income:
Amortization of intangible assets	$(7)	$(2)	$(11)	$(4)
Royalty expense	—	(2)	(1)	(5)
Flood damage gain (loss)	1	(9)	—	(3)
Royalty income	2	2	4	4
Other income (expense), net	—	—	—	(1)
Total other (expense) income, net	$(4)	$(11)	$(8)	$(9)

Interest Income

Interest income for the three and six month periods ended June 27, 2010, increased versus the comparable periods in 2009, primarily due to increased investment balances in the first half of 2010 compared to the first half of 2009.

Other (Expense) Income, net

Other (expense) income was as follows:

	Three months ended		Six months ended
In millions	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Foreign currency gains (losses), net	$2	$(10)	$9	$(18)
Gain on acquisition of Cummins Western Canada (CWC)	—	—	12	—
Other, net	(2)	(3)	(4)	2
Total other (expense) income, net	$—	$(13)	$17	$(16)

Income Tax Expense

Our effective tax rate for the year is expected to approximate 31 percent, absent any additional discrete period activity.  Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income.  The tax rates for the three and six month periods ended June 27, 2010, were 31 percent and 32 percent.  The tax rate for the six month period includes a discrete tax charge of $7 million (one percent) related to the enactment of the “Patient Protection and Affordable Care Act.”

Our effective tax rates for the comparable prior year periods were 29 percent and 30 percent, respectively.  These rates were less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three and six month periods ended June 27, 2010, increased versus the comparable periods in 2009, primarily due to higher income at Wuxi Cummins Turbo Technologies Co. Ltd. and Cummins India Ltd., a publicly traded company on various exchanges in India, reflecting the economic recovery in emerging markets.

Net income and diluted earnings per share attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three and six month periods ended June 27, 2010, increased versus the comparable periods in 2009, primarily due to higher volumes in emerging markets, cost reductions, increased sales in developed countries, increased equity income and restructuring charges incurred in 2009 that were not repeated in 2010.  These were partially offset by higher income tax expense.

RESTRUCTURING CHARGES

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

At June 27, 2010, of the approximately 4,200 employees affected by this plan, all terminations were substantially complete.

During the three and six month periods ended June 28, 2009, we recorded total pre-tax restructuring charges of $7 million and $73 million, respectively in “Restructuring charges” in the Condensed Consolidated Statements of Income related to the 2009 actions.

We do not include restructuring charges in our operating segment results.  The pretax impact of allocating restructuring charges to the segment results would have been as follows:

	2009 Charges
In millions	Three months ended June 28	Six months ended June 28
Engine	$2	$33
Power Generation	3	6
Components	2	26
Distribution	—	4
Non-segment	—	4
Total restructuring charges	$7	$73

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “other accrued expenses” in our Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
Balance at December 31, 2009	$10	$1	$11
Cash payments for 2009 actions	(4)	—	(4)
Balance at June 27, 2010	$6	$1	$7

OUTLOOK

Near-Term:

Many of the international markets we serve continue to improve from their low levels in 2009.  Emerging markets including China, India and Brazil have recovered and we are beginning to see early signs of recovery in developed markets.  We expect these trends to continue throughout 2010.  Consistent with prior emissions standards implementations, the North American on-highway markets experienced increased demand in the last half of 2009, prior to the implementation of the EPA’s 2010 emissions standards change, leading to reduced demand in the first half of 2010.  Based on our prior experience, we expect heavy-duty engine sales to on-highway OEM customers will begin to improve in the second half of the year.  In most of our other markets, we expect demand to continue to improve throughout 2010.

Long-Term:

We are starting to see signs of improvement in all of our current markets and we are confident that opportunities for long-term growth and profitability will continue in the future.

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

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 27,	June 28,	(Unfavorable)		June 27,	June 28,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
External sales	$1,595	$1,133	$462	41%	$2,768	$2,338	$430	18%
Intersegment sales	304	173	131	76%	554	460	94	20%
Total sales	1,899	1,306	593	45%	3,322	2,798	524	19%
Depreciation and amortization	42	45	3	7%	83	86	3	3%
Research, development and engineering expenses	62	51	(11)	(22)%	122	109	(13)	(12)%
Equity, royalty and interest income from investees	52	17	35	NM	87	14	73	NM
Interest income	2	—	2	NM	4	1	3	NM
Segment EBIT	197	(4)	201	NM	330	(20)	350	NM

Segment EBIT as a percentage of total sales	10.4%	(0.3)%	10.7 percentage points		9.9%	(0.7)%	10.6 percentage points

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 27,	June 28,	(Unfavorable)		June 27,	June 28,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Heavy-duty truck	$340	$395	$(55)	(14)%	$592	$789	$(197)	(25)%
Medium-duty truck and bus	352	240	112	47%	569	469	100	21%
Light-duty automotive and RV	296	94	202	NM	503	250	253	NM
Total on-highway	988	729	259	36%	1,664	1,508	156	10%
Industrial	656	440	216	49%	1,233	907	326	36%
Stationary power	255	137	118	86%	425	383	42	11%
Total sales	$1,899	$1,306	$593	45%	$3,322	$2,798	$524	19%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 27,	June 28,	(Unfavorable)		June 27,	June 28,	(Unfavorable)
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Midrange	90,500	49,200	41,300	84%	159,600	109,800	49,800	45%
Heavy-duty	14,500	16,400	(1,900)	(12)%	23,200	33,000	(9,800)	(30)%
High-horsepower	4,800	3,200	1,600	50%	8,200	7,100	1,100	15%
Total unit shipments	109,800	68,800	41,000	60%	191,000	149,900	41,100	27%

Sales

Engine segment sales for the three month period ended June 27, 2010, increased versus the comparable period in 2009 due to improved sales in most markets, especially the industrial and light-duty truck markets, which were partially offset by decreases in the North American heavy-duty truck market.  The following are the primary drivers by market.

•                  Industrial market sales increased due to our international construction engine shipments more than doubling and a 137 percent improvement in units sold in the international mining markets.

•                  Light-duty truck sales increased significantly.  The increase was the result of Chrysler shutdowns in the second quarter of 2009 as part of its reorganization efforts.

•                  Stationary power engine sales increased due to higher demand in the power generation markets.

•                  Medium-duty truck sales increased primarily due to higher demand in the Brazilian truck market.

These increases were partially offset by a decline in heavy-duty truck sales , consistent with prior emissions standards changes, North American (includes the U.S and Canada and excludes Mexico) unit sales declined 58 percent due to increased engine purchases by OEMs in late 2009, ahead of the EPA’s 2010 emissions standards change as part of the OEM’s transition plan.

Total on-highway-related sales for the three month period ended June 27, 2010, were 52 percent of total engine segment sales, compared to 56 percent for the comparable period in 2009.

Engine segment sales for the six month period ended June 27, 2010, increased versus the comparable period in 2009, due to improved sales in most markets, especially the industrial and light-duty truck markets, which were partially offset by decreases in the North American heavy-duty truck market.  The following are the primary drivers by market.

•                  Industrial market sales increased due to a 183 percent improvement in international construction engine shipments and a 62 percent improvement in units sold in the international mining markets.

•                  Light-duty truck sales increased significantly due to a 130 percent increase in units sold to Chrysler.  The increase in units sold was the result of Chrysler shutdowns in 2009 as part of its reorganization efforts.

•                  Medium-duty truck sales increased primarily due to higher demand in the Brazilian truck market.

These increases were partially offset by a decline in heavy-duty truck sales. Consistent with prior emissions standards changes, North American (includes the U.S and Canada and excludes Mexico) unit sales declined 69 percent due to increased engine purchases by OEMs in late 2009, ahead of the EPA’s 2010 emissions standards change, as part of the OEM’s transition plan.

Total on-highway-related sales for the six month period ended June 27, 2010, were 50 percent of total engine segment sales, compared to 54 percent for the comparable period in 2009.

Segment EBIT

Engine segment EBIT for the three and six month periods ended June 27, 2010, increased significantly versus the comparable periods in 2009, primarily due to higher gross margin and equity, royalty and interest income from investees which were partially offset by increased selling, general and administrative expenses and research, development and engineering expenses.  Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 27, 2010 vs. June 28, 2009			June 27, 2010 vs. June 28, 2009
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$196	NM	6.3	$313	88%	7.4
Equity, royalty and interest (loss) income from investees	35	NM	1.4	73	NM	2.1
Selling, general and administrative expenses	(29)	(23)%	1.5	(39)	(15)%	0.3
Research, development and engineering expenses	(11)	(22)%	0.6	(13)	(12)%	0.2

The increase in gross margin for the three month period ended June 27, 2010, versus the comparable period in 2009, was primarily due to increased volumes and cost structure improvements from actions taken in late 2008 and early 2009.   Equity, royalty and interest income from investees increased due to higher demand in emerging markets, especially at DCEC.  The increase in selling, general and administrative expenses and research development and engineering expenses were primarily due to increased variable compensation.

The increase in gross margin for the six month period ended June 27, 2010, versus the comparable period in 2009, was primarily due to increased volumes, cost structure improvements from actions taken in late 2008 and early 2009, improved price realization, and decreased warranty expense partially offset by an unfavorable mix.  Equity, royalty and interest income from investees increased due to higher demand in emerging markets, especially at DCEC and Komatsu-Cummins Engine Company.  The increase in selling, general and administrative expenses was primarily due to increased variable compensation.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 27,	June 28,	(Unfavorable)		June 27,	June 28,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
External sales	$518	$481	$37	8%	$896	$958	$(62)	(6)%
Intersegment sales	190	129	61	47%	329	309	20	6%
Total sales	708	610	98	16%	1,225	1,267	(42)	(3)%
Depreciation and amortization	11	11	—	—%	21	22	1	5%
Research, development and engineering expenses	8	8	—	—%	15	16	1	6%
Equity, royalty and interest income from investees	9	6	3	50%	15	11	4	36%
Interest income	1	—	1	NM	2	1	1	100%
Segment EBIT	76	41	35	85%	110	110	—	—%

Segment EBIT as a percentage of total sales	10.7%	6.7%	4.0 percentage points		9.0%	8.7%	0.3 percentage points

Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 27,	June 28,	(Unfavorable)		June 27,	June 28,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Commercial products	$436	$363	$73	20%	$743	$782	$(39)	(5)%
Generator technologies	135	135	—	—%	242	270	(28)	(10)%
Commercial projects	57	46	11	24%	90	88	2	2%
Consumer	49	33	16	48%	92	63	29	46%
Power electronics	31	33	(2)	(6)%	58	64	(6)	(9)%
Total sales	$708	$610	$98	16%	$1,225	$1,267	$(42)	(3)%

Sales

Power Generation segment sales for the three month period ended June 27, 2010, increased in most businesses versus the comparable period in 2009, primarily due to increased volumes.  Commercial products business sales increased due to higher demand across most regions, particularly in India, the U.K., Latin America and Mexico.

Power Generation segment sales for the six month period ended June 27, 2010, decreased in most businesses, versus the comparable period in 2009, as our Power Generation segment had strong sales in the first quarter of 2009 before entering the downturn in the second quarter.  The following are the primary drivers by business.

•                  Commercial products business sales decreased due to lower demand in North America, the Middle East and Africa which was partially offset by increased demand in India and Mexico.

•                  Generator technologies business sales decreased due to lower demand in Western Europe as a result of the decline in prime power demand.  This decrease was partially offset by increased sales in East Asia driven by the commercial power market recovery.

The decreases were partially offset by increased sales in the consumer business in North America due to signs of recovery in the RV market.

Segment EBIT

Power Generation segment EBIT for the three month period ended June 27, 2010, increased versus the comparable period in 2009, primarily due to higher gross margins, while segment EBIT for the six month period ended June 27, 2010, was flat with the comparable period in 2009.  Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three month period			Six month period
	June 27, 2010 vs. June 28, 2009			June 27, 2010 vs. June 28, 2009
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$36	36%	2.9	$2	1%	0.8
Selling, general and administrative expenses	(7)	(13)%	0.2	(11)	(10)%	(1.2)
Equity, royalty and interest income from investees	3	50%	0.3	4	36%	0.3

The increase in gross margin for the three month period ended June 27, 2010, was due to higher volumes, and favorable mix which was partially offset by increased warranty and variable compensation expenses.  The increase in selling general and administrative expenses was primarily due to increased variable compensation expense.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 27,	June 28,	(Unfavorable)		June 27,	June 28,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
External sales	$522	$355	$167	47%	$975	$701	$274	39%
Intersegment sales	207	147	60	41%	384	331	53	16%
Total sales	729	502	227	45%	1,359	1,032	327	32%
Depreciation and amortization	21	17	(4)	(24)%	41	35	(6)	(17)%
Research, development and engineering expenses	26	20	(6)	(30)%	51	39	(12)	(31)%
Equity, royalty and interest income from investees	6	4	2	50%	11	5	6	NM
Interest income	1	—	1	NM	1	—	1	NM
Segment EBIT	75	(10)	85	NM	132	(9)	141	NM

Segment EBIT as a percentage of total sales	10.3%	(2.0)%	12.3 percentage points		9.7%	(0.9)%	10.6 percentage points

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 27,	June 28,	(Unfavorable)		June 27,	June 28,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Filtration	$250	$198	$52	26%	$478	$399	$79	20%
Turbo technologies	226	134	92	69%	426	290	136	47%
Emission solutions	170	111	59	53%	307	216	91	42%
Fuel systems	83	59	24	41%	148	127	21	17%
Total sales	$729	$502	$227	45%	$1,359	$1,032	$327	32%

Sales

Components segment sales for the three month period ended June 27, 2010, increased in all businesses versus the comparable period in 2009.  The following are the primary drivers by business.

•                  Turbo technologies business sales increased due to improved original equipment demand in all regions especially in Europe, North America, China, and global aftermarket recovery.

•                  Emission solutions business sales increased due to higher technology content in North America for our new EPA 2010 aftertreatment systems and higher demand in South Africa, which was partially offset by decreased sales of our EPA 2007 aftertreatment systems.

•                  Filtration business sales increased primarily due to improved global original equipment sales and global aftermarket recovery and favorable currency impacts.

•                  Fuel systems business sales increased primarily due to improved first fit sales and aftermarket recovery in North America.

Components segment sales for the six month period ended June 27, 2010, increased in all businesses versus the comparable period in 2009.  The following are the primary regional drivers by business.

•                  Turbo technologies business sales increased due to improved original equipment demand in all regions, especially in Europe, China, and global aftermarket recovery.

•                  Emission solutions business sales increased due to higher technology content in North America for sales of our new EPA 2010 aftertreatment systems, which was partially offset by decreased sales of our EPA 2007 aftertreatment systems.

•                  Filtration business sales increased primarily due to global aftermarket recovery, increased global original equipment sales and favorable currency impacts.

•                  Fuel systems business sales increased, despite a first quarter drop in sales, primarily due to aftermarket recovery in North America.

Segment EBIT

Components segment EBIT for the three and six month periods ended June 27, 2010, increased versus the comparable periods in 2009, primarily due to the improved gross margin which was partially offset by increased selling, general and administrative and research, development and engineering expenses.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three month period			Six month period
	June 27, 2010 vs. June 28, 2009			June 27, 2010 vs. June 28, 2009
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$99	NM	10.6	$162	NM	9.3
Selling, general and administrative expenses	(13)	(30)%	0.9	(18)	(20)%	0.7
Research, development and engineering expenses	(6)	(30)%	0.4	(12)	(31)%	—
Equity, royalty and interest income from investees	2	50%	—	6	NM	0.3

The increase in gross margin for the three month period ended June 27, 2010, was due to higher volumes for all businesses, lower warranty expenses and efficiencies gained from restructuring actions.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased variable compensation and new product development program spending.

The increase in gross margin for the six month period ended June 27, 2010, was due to higher volumes for all businesses, lower warranty expenses, efficiencies gained from restructuring actions and favorable foreign currency translation.  The increase in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased variable compensation and new product development program spending.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 27,	June 28,	(Unfavorable)		June 27,	June 28,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
External sales	$573	$462	$111	24%	$1,047	$873	$174	20%
Intersegment sales	3	1	2	NM	5	3	2	67%
Total sales	576	463	113	24%	1,052	876	176	20%
Depreciation and amortization	7	4	(3)	(75)%	14	9	(5)	(56)%
Equity, royalty and interest income from investees	30	30	—	—%	60	60	—	—%
Interest income	1	1	—	—%	1	1	—	—%
Segment EBIT	69	55	14	25%	141	113	28	25%

Segment EBIT as a percentage of total sales	12.0%	11.9%	0.1 percentage points		13.4%	12.9%	0.5 percentage points

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 27,	June 28,	(Unfavorable)		June 27,	June 28,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Asia Pacific	$231	$199	$32	16%	$424	$362	$62	17%
Europe, Middle East and Africa	203	184	19	10%	359	351	8	2%
North & Central America	122	67	55	82%	233	138	95	69%
South America	20	13	7	54%	36	25	11	44%
Total	$576	$463	$113	24%	$1,052	$876	$176	20%

Selected financial information for our Distribution segment excluding the impact of an acquisition was as follows:

	Three months ended			Favorable/		Six months ended			Favorable/
	June 27,		June 28,	(Unfavorable)		June 27,		June 28,	(Unfavorable)
In millions	2010		2009	Amount	Percent	2010		2009	Amount	Percent
Sales excluding impact from acquisition(1)	$514		$463	$51	11%	$936		$876	$60	7%
EBIT excluding impact from acquisition(1)	62	(2)	55	7	13%	121	(2)	113	8	7%

(1) The acquisition represents the purchase of the majority interest in Cummins Western Canada (CWC), an equity investee, in the first quarter of 2010, as explained in Note 14, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements.  The acquisition increased sales by $62 million and $116 million and EBIT by $7 million and 20 million for the three and six months ended June 27, 2010 respectively.

(2) This amount includes $2 million and $4 million of equity earnings which would have been our share of CWC’s income for the three and six months ended June 27, 2010, respectively, if we had not consolidated them.

Sales

Distribution segment sales, excluding the acquisition, for the three month period ended June 27, 2010, increased versus the comparable period in 2009 primarily due to favorable foreign currency impacts, increased parts and service revenues and improved industrial engine sales.

Distribution segment sales, excluding the acquisition, for the six month period ended June 27, 2010, increased versus the comparable period in 2009 primarily due to favorable foreign currency impacts, increased parts and service revenues and increased industrial engine sales, which were partially offset by decreased power generation sales.

Segment EBIT

Distribution segment EBIT for the three month period ended June 27, 2010, increased versus the comparable period in 2009, primarily due to increased gross margin which was partially offset by increased selling, general and administrative expenses.  Segment EBIT for the six month period end June 27, 2010 increased versus the comparable period in 2009, primarily due to increased gross margin, and a one-time gain from an acquisition that occurred in the first quarter, partially offset by increased selling, general and administrative expenses.  Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three month period			Six month period
	June 27, 2010 vs. June 28, 2009			June 27, 2010 vs. June 28, 2009
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Including acquisition
Gross margin	$34	37%	2.0	$50	27%	1.2
Other (expense) income(1)	(2)	NM	(0.3)	11 (1)	NM	1.0
Selling, general and administrative expenses	(18)	(27)%	(0.3)	(33)	(25)%	(0.6)

Excluding acquisition
Gross margin	17	19%	1.4	21	12%	0.9
Selling, general and administrative expenses	(14)	(21)%	(1.4)	(21)	(16)%	(1.3)

(1)The primary increase in other income represents the purchase of the majority interest in an equity investee in the first quarter of 2010,

which resulted in a gain of $12 million as explained in Note 14, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements.

Excluding the acquisition, the increase in gross margin for the three month period ended June 27, 2010, versus the comparable period in 2009, was primarily due to favorable foreign currency impacts and increased sales volumes.  Excluding the effects from the acquisition, the increase in selling, general and administrative expenses was mainly due to unfavorable foreign currency impacts, increased salaries and discretionary expenditures.

Excluding the acquisition, the increase in gross margin for the six month period ended June 27, 2010, versus the comparable period in 2009, was primarily due to favorable foreign currency impacts.  Excluding the effects from the acquisition, the increase in selling, general and administrative expenses was mainly due to unfavorable foreign currency impacts, increased discretionary expenditures and increased salaries.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
In millions	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Total segment EBIT	$417	$82	$713	$194
Non-segment EBIT (1)	(16)	27	(46)	(57)
Total EBIT	$401	$109	$667	$137
Less:
Interest expense	9	10	18	17
Income before income taxes	$392	$99	$649	$120

(1)Includes intersegment profit in inventory eliminations and unallocated corporate expenses.  There were no significant unallocated corporate expenses for the three and six month periods ended June 27, 2010.  For the three and six months ended June 28, 2009, unallocated corporate expenses included $7 million and $73 million of restructuring charges and a $9 million and $3 million loss related to flood damages, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit as we recently terminated our existing three year credit facility a year early and entered into a new four year credit facility.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  As of June 27, 2010, other sources of liquidity include:

•                  cash and cash equivalents of $924 million, of which approximately 32 percent is located in the United States, and 52 percent is located in the United Kingdom, China, India and Brazil.

•                  marketable securities of $269 million, which are located primarily in India and Brazil.

•                  $1.07 billion available under our revolving credit facility subsequently replaced as noted below,

•                  $246 million available under international and other domestic credit facilities and

•                  $74 million, based on eligible receivables, available under our accounts receivable sales program.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases and debt service obligations.

On July 16, 2010, we entered into a new four year revolving credit agreement with a syndicate of lenders which provides us with a $1.24 billion unsecured revolving credit facility, the proceeds of which are to be used for the general corporate purposes of Cummins.  See Note 16, “Subsequent Event” to the Condensed Consolidated Financial Statements for further information.    The credit agreement includes two financial covenants, similar to our previous facility: a leverage ratio and an interest coverage ratio.  At June 27, 2010, we were in compliance with both financial covenants.

The required leverage ratio, which measures the sum of total debt plus securitization financing to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the four fiscal quarters should not exceed 3.0 to 1.  At June 27, 2010, our leverage using this measure was 0.51 to 1.  The required interest coverage ratio, which is consolidated EBITDA minus capital expenditures to consolidated interest expense, in each case for the four consecutive fiscal quarters, should not be less than 1.50 to 1.  At June 27, 2010, our interest coverage ratio using this measure was 34.43 to 1.

Although economic conditions in many of our markets have started to improve and global credit availability has started to ease, our customers and suppliers could still be negatively impacted by economic challenges.  We have considered these impacts in assessing the adequacy of our liquidity and capital resources and are monitoring the impact on our customers and suppliers.  Despite these challenges, we expect to generate strong cash flow from operations in 2010.  We will continue to diligently monitor our receivables for potential slowing in collections and our customer’s access to credit.

We continuously monitor our pension assets and believe that we have limited exposure to the European debt crisis.  No sovereign debt instruments of crisis countries are held in the trusts and any equities are held with large well-diversified multinational firms or are deminimus amounts in large index funds.  Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets.

A significant portion of our cash flows is generated outside the U.S. More than half of our cash and cash equivalents and most of our marketable securities at June 27, 2010, are denominated in foreign currencies.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.  The repatriation of cash balances from certain subsidiaries could have adverse tax consequences; however, those balances are generally available, without legal restrictions, to fund ordinary business operations at the local level.  We have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

				Change
				June 27, 2010 vs.
	June 27,	December 31,	June 28,	December 31,	June 28,
In millions	2010	2009	2009	2009	2009
Cash and cash equivalents	$924	$930	$534	$(6)	$390
Marketable securities	269	190	17	79	252
Accounts and notes receivable	2,052	2,004	1,725	48	327
Inventories	1,652	1,341	1,535	311	117
Other current assets	548	538	562	10	(14)
Current assets	5,445	5,003	4,373	442	1,072

Accounts and loans payable	1,300	994	804	306	496
Current portion of accrued warranty	407	426	368	(19)	39
Other accrued expenses	1,100	1,012	942	88	158
Current liabilities	2,807	2,432	2,114	375	693

Working capital	$2,638	$2,571	$2,259	$67	$379
Current ratio	1.94	2.06	2.07	(0.12)	(0.13)
Days’ sales in receivables	65	64	66	1	(1)
Inventory turnover	5.6	5.2	4.5	0.4	1.1

Current assets increased compared to December 31, 2009, primarily due to an increase in inventory related to a build-up of raw and work-in-process inventory levels to meet anticipated demand, the consolidation of CWC and higher marketable securities.

Current liabilities increased compared to December 31, 2009, primarily due to an increase in accounts and loans payable primarily due to the acquisition of the majority interest in CWC and increased purchasing to support higher sales volume in the businesses.

Cash Flows

Cash and cash equivalents decreased $6 million during the six month period ended June 27, 2010, compared to a $108 million increase in cash and cash equivalents during the comparable period in 2009.  The change in cash and cash equivalents was as follows:

Operating Activities

	Six months ended
In millions	June 27, 2010	June 28, 2009	Change
Consolidated net income	$440	$84	$356
Restructuring charges, net of cash payments	—	20	(20)
Depreciation and amortization	161	154	7
Gain on fair value adjustment for consolidated investee	(12)	—	(12)
Equity in income of investees, net of dividends	(49)	60	(109)
Pension expense, net of pension contributions	(116)	(15)	(101)
Translation and hedging activities	3	51	(48)
Changes in:
Accounts and notes receivable	(57)	86	(143)
Inventories	(301)	282	(583)
Accounts payable	239	(253)	492
Accrued expenses	(14)	(242)	228
Changes in long-term liabilities	66	73	(7)
Other, net	67	21	46
Net cash provided by operating activities	$427	$321	$106

Net cash provided by operating activities increased for the three months ended June 27, 2010, versus the comparable period in 2009, primarily due to significantly higher consolidated net income.  In addition, accounts payable and accrued expenses increased as the result of increased purchasing to support higher sales volumes. These favorable trends were partially offset by higher inventories mostly due to a build-up of raw and work-in-process inventory levels to meet anticipated demand, increased pension contributions and lower dividends from our equity investees.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the second quarter of 2010, financial markets retreated from the recovery experienced in the first quarter of 2010.  As a result, for the six months ended June 27, 2010, the return for our U.S. plan was less than one percent while our U.K. plan return was near zero. Approximately 94 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining six percent of our plan assets are invested in less liquid, but market valued investments, including real estate and private equity.  We made $40 million and $151 million of pension contributions in the three and six month periods ended June 27, 2010, respectively, and we anticipate making total contributions of approximately $175 million to our pension plans in 2010.  Expected contributions to our defined benefit pension plans in 2010 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $53 million in 2010.  The $40 million of pension contributions in the three months ended June 27, 2010, included voluntary contributions of $35 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to participants.

Investing Activities

	Six months ended
In millions	June 27, 2010	June 28, 2009	Change
Capital expenditures	$(91)	$(139)	$48
Investments in internal use software	(22)	(19)	(3)
Proceeds from the disposals of property, plant and equipment	42	7	35
Acquisitions of businesses, net of cash acquired	(71)	(2)	(69)
Investments in marketable securities, net	(80)	64	(144)
Cash flows from derivatives not designated as hedges	(18)	(21)	3
Other, net	(3)	1	(4)
Net cash used in investing activities	$(243)	$(109)	$(134)

Net cash used in investing activities increased for the six months ended June 27, 2010, versus the comparable period in 2009, primarily due to higher investments in marketable securities and the acquisition of CWC which were partially offset by decreased capital expenditures and increased proceeds from the disposal of property, plant and equipment.

Capital expenditures for the six month period ended June 27, 2010, were $91 million compared to $139 million in the comparable period in 2009.  We expect capital expenditures to accelerate in the remainder of 2010.  We continue to invest in the development of new products and we plan to spend approximately $400 million in 2010.

Financing Activities

	Six months ended
In millions	June 27, 2010	June 28, 2009	Change
Proceeds from borrowings	$85	$10	$75
Payments on borrowings and capital lease obligations	(37)	(44)	7
Distributions to noncontrolling interests	(4)	(10)	6
Dividend payments on common stock	(70)	(71)	1
Repurchases of common stock	(162)	—	(162)
Other, net	15	(4)	19
Net cash used in financing activities	$(173)	$(119)	$(54)

Net cash used in financing activities increased for the six months ended June 27, 2010, versus the comparable period in 2009, primarily due to increased repurchases of common stock which was partially offset by increased proceeds from borrowings primarily related to the acquisition of CWC.

Our total debt was $778 million as of June 27, 2010, compared with $704 million as of December 31, 2009.  Total debt as a percent of our total capital, including total long-term debt, was 15.8 percent at June 27, 2010, compared with 14.9 percent at December 31, 2009.

In July 2010, the board of directors approved an increase in the quarterly dividends on our common stock from $0.175 per share to $0.2625.  The dividend is payable on September 1, 2010, to shareholders of record on August 23, 2010.

In December 2007, the Board of Directors authorized the acquisition of up to $500 million of Cummins common stock. In 2010 we made purchases under this plan of 0.7 million shares at an average cost of $60.36 per share and 1.8 million shares at an average cost of $67.39 per share for the three months ended March 28, 2010 and July 27 2010, respectively.

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the second quarter of 2010 that have impacted these covenants or pricing modifications.  In July 2010, Moody’s Investors Service, Inc. raised our senior unsecured debt ratings to Baa2.  In May 2010, Standard & Poor’s raised our outlook to positive.  In March 2010, Fitch affirmed our ratings.

Credit ratings are not recommendations to buy and are subject to change, and each rating should be evaluated independently of any other rating.  In addition, we undertake no obligation to update disclosures concerning our credit ratings, whether as a result of new information, future events or otherwise.  Our ratings and outlook from each of the credit rating agencies as of the date of filing are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa2	Non-Prime	Stable
Standard & Poor’s	BBB	NR	Positive
Fitch	BBB+	BBB+	Stable

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

A discussion of all other critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2009 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 27, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $227 million to our insurance carriers, which includes a claim for business interruption.  As of June 27, 2010, we have received $92 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.  Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 29 — May 2, 2010	10,451	$68.43	—	186,792
May 3 — May 30, 2010	1,828,242	67.44	1,813,700	189,471
May 31 — June 27, 2010	18,785	69.83	6,300	180,489
Total	1,857,478	$67.47	1,820,000

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

In December 2007, the Board of Directors authorized us to acquire an additional $500 million worth of Cummins common stock beginning in 2008.  During the three month period ended June 27, 2010, we repurchased 1,820,000 shares under this plan.  As of June 27, 2010, we have $190 million available for purchase under this authorization.

During the three month period ended June 27, 2010, we repurchased 37,478 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of security holders on May 11, 2010.  There were 200,963,878 shares of common stock entitled to vote at the meeting and a total of 178,624,847 shares, or 89 percent, were represented at the meeting.  Security holders voted on the following proposals:

Proposal 1:  Election of nine directors for the ensuing year.

Results of the voting in connection with the election of directors were as follows:

Director	For	Against	Withheld	Broker Non-Vote
Robert J. Bernhard	167,043,992	413,217	287,648	10,879,990
Dr. Franklin R. Chang-Diaz	166,959,243	509,559	276,055	10,879,990
Robert K. Herdman	167,008,647	456,950	279,260	10,879,990
Alexis M. Herman	163,746,703	3,821,176	176,978	10,879,990
N. Thomas Linebarger	166,480,082	1,082,673	182,102	10,879,990
William I. Miller	161,191,730	6,377,301	175,826	10,879,990
Georgia R. Nelson	165,973,738	1,513,304	257,815	10,879,990
Theodore M. Solso	156,916,479	10,677,688	150,690	10,879,990
Carl Ware	166,883,099	590,291	271,467	10,879,990

Proposal 2:  Proposal to ratify the appointment of PricewaterhouseCoopers LLP as auditors for the year 2010.

Results of the voting to ratify the appointment of PricewaterhouseCoopers LLP were as follows:

For	Against	Abstain	Broker Non-Votes
172,675,450	5,675,713	273,684	—

ITEM 6.  Exhibits

12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cummins Inc.
Date: July 30, 2010

By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
	Patrick J. Ward Vice President and Chief Financial Officer (Principal Financial Officer)		Marsha L. Hunt Vice President-Corporate Controller (Principal Accounting Officer)