Form 10-Q
period 2010-09-26
CUMMINS INC
filed 2010-10-29
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 26, 2010

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

As of September 26, 2010, there were 197,809,683 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
NET SALES (a)	$3,401	$2,530	$9,087	$7,400
Cost of sales	2,571	2,027	6,903	6,004
GROSS MARGIN	830	503	2,184	1,396

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	375	304	1,064	891
Research, development and engineering expenses	103	90	291	254
Equity, royalty and interest income from investees (Note 4)	88	57	261	147
Restructuring and other charges (Note 14)	—	22	—	95
Other operating (expense) income, net	(5)	3	(13)	(6)
OPERATING INCOME	435	147	1,077	297

Interest income	6	2	14	5
Interest expense	11	9	29	26
Other income (expense), net	8	6	25	(10)
INCOME BEFORE INCOME TAXES	438	146	1,087	266

Income tax expense	129	36	338	72
CONSOLIDATED NET INCOME	309	110	749	194

Less: Net income attributable to noncontrolling interests	26	15	71	36
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$283	$95	$678	$158

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.45	$0.48	$3.44	$0.80
Diluted	$1.44	$0.48	$3.43	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	$195.8	$197.4	$197.0	$197.1
Dilutive effect of stock compensation awards	$0.5	$0.4	$0.4	$0.3
Diluted	$196.3	$197.8	$197.4	$197.4

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.2625	$0.175	$0.6125	$0.525

(a) Includes sales to nonconsolidated equity investees of $580 million and $1,524 million and $428 million and $1,279 million for the three and nine months ended September 26, 2010 and September 27, 2009, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 26,	December 31,
In millions, except par value	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$937	$930
Marketable securities	308	190
Accounts and notes receivable, net
Trade and other	1,938	1,730
Nonconsolidated equity investees	297	274
Inventories (Note 6)	1,910	1,341
Deferred income taxes	328	295
Prepaid expenses and other current assets	260	243
Total current assets	5,978	5,003
Long-term assets
Property, plant and equipment	4,838	4,765
Accumulated depreciation	(2,947)	(2,879)
Property, plant and equipment, net	1,891	1,886
Investments and advances related to equity method investees	689	574
Goodwill	365	364
Other intangible assets, net	219	228
Deferred income taxes	313	436
Other assets	417	325
Total assets	$9,872	$8,816

LIABILITIES
Current liabilities
Loans payable	$98	$37
Accounts payable (principally trade)	1,339	957
Current portion of accrued product warranty (Note 7)	396	426
Accrued compensation, benefits and retirement costs	452	366
Deferred revenue	166	128
Other accrued expenses	620	518
Total current liabilities	3,071	2,432
Long-term liabilities
Long-term debt	732	637
Pensions	362	514
Postretirement benefits other than pensions	448	453
Other liabilities and deferred revenue	765	760
Total liabilities	5,378	4,796

Commitments and contingencies (Note 8)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 221.8 and 222.0 shares issued	1,922	1,860
Retained earnings	4,135	3,575
Treasury stock, at cost, 24.0 and 20.7 shares	(967)	(731)
Common stock held by employee benefits trust, at cost, 2.2 and 3.0 shares	(27)	(36)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(778)	(788)
Other	(86)	(107)
Total accumulated other comprehensive loss	(864)	(895)
Total Cummins Inc. shareholders’ equity	4,199	3,773
Noncontrolling interests	295	247
Total equity	4,494	4,020
Total liabilities and equity	$9,872	$8,816

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 26,	September 27,
In millions	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$749	$194
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Restructuring and other charges, net of cash payments	—	21
Depreciation and amortization	239	238
Gain on fair value adjustment for consolidated investee (Note 15)	(12)	—
Deferred income taxes	83	(11)
Equity in income of investees, net of dividends	(95)	56
Pension contributions in excess of expense	(114)	(49)
Other post-retirement benefits payments in excess of expense	(22)	(18)
Stock-based compensation expense	17	16
Translation and hedging activities	10	33
Changes in current assets and liabilities, net of acquisitions and divestitures:
Accounts and notes receivable	(198)	89
Inventories	(524)	360
Other current assets	(16)	32
Accounts payable	336	(155)
Accrued expenses	102	(185)
Changes in long-term liabilities	97	103
Other, net	(33)	6
Net cash provided by operating activities	619	730

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(170)	(204)
Investments in internal use software	(28)	(24)
Proceeds from disposals of property, plant and equipment	46	8
Investments in and advances to equity investees	(17)	(5)
Acquisition of businesses, net of cash acquired (Note 15)	(77)	(2)
Investments in marketable securities—acquisitions	(560)	(234)
Investments in marketable securities—liquidations	452	171
Purchases of other investments	(54)	(54)
Cash flows from derivatives not designated as hedges	2	(21)
Other, net	—	1
Net cash used in investing activities	(406)	(364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	163	11
Payments on borrowings and capital lease obligations	(64)	(60)
Net borrowings under short-term credit agreements	(4)	(4)
Distributions to noncontrolling interests	(21)	(16)
Dividend payments on common stock	(120)	(106)
Proceeds from sale of common stock held by employee benefit trust	52	54
Repurchases of common stock	(241)	—
Other, net	25	1
Net cash used in financing activities	(210)	(120)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4	14
Net increase in cash and cash equivalents	7	260
Cash and cash equivalents at beginning of year	930	426
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$937	$686

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common		Total
		Additional		Other			Stock		Cummins Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2008	$554	$1,239	$3,288	$(1,066)		$(715)	$(61)	$(5)	$3,234	$246	$3,480
Comprehensive income:
Net income			158						158	36	194
Other comprehensive income (loss) (Note 11)				204					204	9	213
Total comprehensive income									362	45	407
Issuance of shares	1	6							7	—	7
Cash dividends on common stock			(106)						(106)	—	(106)
Employee benefits trust activity		40					18		58	—	58
Distribution to noncontrolling interests									—	(16)	(16)
Stock option exercises		(1)				2			1	—	1
Conversion to capital lease									—	(35)	(35)
Other shareholder transactions		3						4	7	—	7
BALANCE AT SEPTEMBER 27, 2009	$555	$1,287	$3,340	$(862)		$(713)	$(43)	$(1)	$3,563	$240	$3,803

BALANCE AT DECEMBER 31, 2009	$555	$1,306	$3,575	$(895)		$(731)	$(36)	$(1)	$3,773	$247	$4,020
Comprehensive income:
Net income			678						678	71	749
Other comprehensive income (loss) (Note 11)				31					31	9	40
Total comprehensive income									709	80	789
Issuance of shares		5							5	—	5
Employee benefits trust activity		58					9		67	—	67
Acquisition of shares						(241)			(241)	—	(241)
Cash dividends on common stock			(120)						(120)	—	(120)
Distribution to noncontrolling interests									—	(23)	(23)
Stock option exercises						5			5	—	5
Deconsolidation of variable interest entity (Note 3)									—	(11)	(11)
Other shareholder transactions		(2)	2					1	1	2	3
BALANCE AT SEPTEMBER 26, 2010	$555	$1,367	$4,135	$(864	)(1)	$(967)	$(27)	$—	$4,199	$295	$4,494

(1)Comprised of defined benefit postretirement plans of $(778) million, foreign currency translation adjustments of $(98) million, unrealized gain on marketable securities of $4 million and unrealized gain on derivatives of $8 million.

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The third quarters of 2010 and 2009 ended on September 26, and September 27, respectively.  The interim periods for both 2010 and 2009 contain 13 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and nine month periods ended September 26, 2010, and September 27, 2009, were as follows:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Options excluded	3,795	28,717	9,993	61,585

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

In June 2009, the FASB amended its standards for accounting for transfers of financial assets, which was effective for interim and annual fiscal periods beginning after November 15, 2009.  The new standard removes the concept of a qualifying special-purpose entity from GAAP.  The new standard modifies the financial components approach used in previous standards and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized.  The new standard also requires enhanced disclosure regarding transfers of financial interests and a transferor’s continuing involvement with transferred assets.  The new standard requires us to report any activity under our receivable sales program as secured borrowings.  As of September 26, 2010, there were no outstanding amounts under our receivable sales program and there was no significant activity during the quarter.

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

Accounting Pronouncements Issued But Not Yet Effective

In July 2010, the FASB amended its standards regarding the disclosures for credit quality of financing receivables and the allowance for credit losses.  The objective of the amendment is to provide a greater level of disaggregated information about the credit quality of financing receivables, the allowance for credit losses, and timely recognition of such losses.  Specifically, the amendment requires an entity to disclose credit quality indicators, past due information and modifications of its financing receivables.  The new rules are effective for us beginning December 31, 2010.  We are in the process of evaluating the impact that this amendment will have on our Consolidated Financial Statements.

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

NOTE 4.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
In millions	2010	2009	2010	2009
Distribution Entities
North American distributors	$26	$25	$72	$74
All other distributors	5	4	13	11

Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	24	11	76	18
Chongqing Cummins Engine Company, Ltd.	12	8	35	28
Tata Cummins, Ltd.	4	2	11	2
Shanghai Fleetguard Filter Co., Ltd.	3	2	9	5
Valvoline Cummins, Ltd.	2	3	7	5
All other manufacturers	5	(2)	16	(7)
Cummins share of net income	81	53	239	136
Royalty and interest income	7	4	22	11
Equity, royalty and interest income from investees	$88	$57	$261	$147

NOTE 5. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Cash contributions to these plans were as follows:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
In millions	2010	2009	2010	2009
Defined benefit pension and other postretirement plans:
Voluntary pension	$11	$55	$106	$100
Mandatory pension	5	8	61	22
Defined benefit pension contributions	16	63	167	122
Other postretirement plans	20	13	37	40
Total defined benefit plans	$36	$76	$204	$162
Defined contribution pension plans	$10	$9	$33	$32

We presently anticipate contributing approximately $220 million to our defined benefit pension plans in 2010 and paying approximately $53 million in claims and premiums for other postretirement benefits.  The $220 million of contributions for the full year include voluntary contributions of approximately $108 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Three months ended
	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,
In millions	2010	2009	2010	2009	2010	2009
Service cost	$11	$11	$5	$5	$—	$—
Interest cost	29	28	14	15	7	7
Expected return on plan assets	(36)	(34)	(18)	(16)	—	—
Amortization of prior service (credit) cost	(1)	—	1	1	(2)	(2)
Recognized net actuarial loss	9	8	4	5	—	—
Net periodic benefit cost	12	$13	$6	$10	$5	$5
Curtailment loss	—	6	—	—	—	6
Net periodic benefit cost after curtailment losses	$12	$19	$6	$10	$5	$11

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Nine months ended
	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,
In millions	2010	2009	2010	2009	2010	2009
Service cost	$34	$34	$14	$13	$—	$—
Interest cost	84	85	43	42	21	22
Expected return on plan assets	(110)	(104)	(53)	(44)	—	—
Amortization of prior service (credit) cost	(1)	(1)	2	3	(6)	(6)
Recognized net actuarial loss	27	23	13	15	—	—
Other	—	1	—	—	—	—
Net periodic benefit cost	34	38	19	29	15	16
Curtailment loss	—	6	—	—	—	6
Net periodic benefit cost after curtailment losses	$34	$44	$19	$29	$15	$22

As disclosed in Note 14, we have executed many restructuring actions in 2008 and 2009.  As a result, our U.S. pension and other postretirement benefit plans were remeasured at September 27, 2009 and we recognized curtailment losses as prescribed under U.S. GAAP pension and other postretirement benefit standards due to the significant reduction in the expected aggregate years of future service of the employees affected by the actions.  In the third quarter of 2009, we recorded net curtailment losses of $6 million and $6 million related to the pension and other postretirement plans, respectively.  The curtailment losses include recognition of the change in the projected benefit obligation (PBO) or accumulated postretirement benefit obligation (APBO) and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.

The remeasurement of these pension and other postretirement benefit plans generated a decrease in the 2009 annual net periodic benefit cost for pension plans of $3 million and a zero net change in the 2009 annual net periodic benefit cost for other postretirement benefit plans.  The decrease was  recognized in the fourth quarter of 2009.  Further, the pension plans’ PBO and plan assets increased from December 31, 2008, by $22 million and $181 million, respectively (net of $138 million in benefit payments and plan assets reflecting a contribution of $100 million).  The other postretirement benefit plans’ APBO increased by $3 million, due to the remeasurement.

Additionally, in the third quarter of 2009, we recorded a credit of $87 million for pension plans and a charge of $11 million for other postretirement benefit plans to accumulated other comprehensive loss in accordance with the provisions of U.S. GAAP pension and other postretirement benefit standards due to the remeasurement of the curtailed plans.

NOTE 6.  INVENTORIES

Inventories included the following:

	September 26,	December 31,
In millions	2010	2009
Finished products	$964	$785
Work-in-process and raw materials	1,036	638
Inventories at FIFO cost	2,000	1,423
Excess of FIFO over LIFO	(90)	(82)
Total inventories	$1,910	$1,341

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

	Nine months ended
	September 26,	September 27,
In millions	2010	2009
Balance, beginning of period	$989	$962
Provision for warranties issued	250	241
Deferred revenue on extended warranty contracts sold	78	77
Payments	(310)	(352)
Amortization of deferred revenue on extended warranty contracts	(64)	(54)
Changes in estimates for pre-existing warranties	(16)	67
Foreign currency translation	—	12
Balance, end of period	$927	$953

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our September 26, 2010, balance sheet were as follows:

	September 26,
In millions	2010	Balance Sheet Locations
Deferred revenue related to extended coverage programs:
Current portion	$86	Deferred revenue
Long-term portion	189	Other liabilities and deferred revenue
Total	$275

Receivables related to estimated supplier recoveries:
Current portion	$7	Trade and other receivables
Long-term portion	5	Other assets
Total	$12

Long-term portion of warranty liability	$256	Other liabilities and deferred revenue

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

We conduct significant business operations in Brazil that are subject to the Brazilian federal, state and local labor, social security, tax and customs laws.  While we believe we comply with such laws, they are complex, subject to varying interpretations and we are often engaged in litigation regarding the application of these laws to particular circumstances.  In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax during the period 2004-2008.  Our results include a pre-tax recovery of $32 million recorded in cost of sales ($21 million after-tax) related to tax credits on imported products arising from an overpayment. This recovery has been excluded from segment results as it was not considered by management in its evaluation of operating results for the quarter.

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $220 million to our insurance carriers, which includes a claim for business interruption.  As of September 26, 2010, we have received $92 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.  Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

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

Residual Value Guarantees

We have various residual value guarantees on equipment leased under operating leases.  The total amount of these residual value guarantees at September 26, 2010, was $8 million.

Other Guarantees and Commitments

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations.  As of September 26, 2010, the maximum potential loss related to these other guarantees is $79 million ($46 million of which relates to the Beijing Foton guarantee discussed below and $32 million relates to the Cummins Olayan Energy Limited guarantee discussed below).

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of September 26, 2010, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $65 million, of which $59 million relates to a contract with an engine parts supplier that extends to 2013.  This arrangement enables us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.

In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $180 million (at current exchange rates).  The line will be used primarily to fund equipment purchases for a new manufacturing plant.  As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $90 million (at current exchange rates).  As of September 26, 2010, outstanding borrowings under this agreement were $92 million and our guarantee was $46 million (at current exchange rates).  We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

In February 2010, Cummins Olayan Energy Limited, a 49 percent owned entity accounted for under the equity method, executed a four-year $101 million (at current exchange rates) debt financing arrangement to acquire certain rental equipment assets.  As a part of this transaction, we guaranteed 49 percent of the total outstanding loan amount or $49 million (at current exchange rates).  As of September 26, 2010, outstanding borrowings under this agreement were $65 million and our guarantee was $32 million (at current exchange rates). We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees at September 26, 2010, were $75 million.

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

Joint Venture Commitments

As of September 26, 2010, we have committed to invest an additional $54 million into existing joint ventures of which $29 million will be funded in 2010.

NOTE 9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  Derivative assets and liabilities are derived from level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of Levels 2 or 3 in the first nine months of  2010.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at September 26, 2010:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$103	$54	$—	$157
Bank debentures	—	80	—	80
Certificates of deposit	—	56	—	56
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Total available-for-sale debt securities	103	195	—	298

Available-for-sale equity securities:
Financial services industry	10	—	—	10
Total available-for-sale equity securities	10	—	—	10

Derivative assets:
Commodity swap contracts	—	15	—	15
Foreign currency forward contracts	—	1	—	1
Interest rate contracts	—	61	—	61
Total derivative assets	—	77	—	77
Total	$113	$272	$—	$385

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

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at September 26, 2010 and December 31, 2009, was as follows:

	September 26,	December 31,
In millions	2010	2009
Fair value of total debt	$920	$674
Carrying value of total debt	853	703

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

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of September 26, 2010, the amount we expect to reclassify from AOCL to income over the next year is less than $1 million.  For the nine month periods ended September 26, 2010 and September 27, 2009, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts.  Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below.  The currencies in this table represent 97 percent and 96 percent of the notional amounts of contracts outstanding  as of September 26, 2010 and December 31, 2009, respectively.

	Notional amount in millions
	September 26,	December 31,
Currency denomination	2010	2009
United States Dollar (USD)	170	107
British Pound Sterling (GBP)	113	70
Euro (EUR)	32	12
Singapore Dollar (SGD)	15	15
Indian Rupee (INR)	2,127	616
Japanese Yen (JPY)	4,067	1,335
Romanian Leu (RON)	—	44
Canadian Dollar (CAD)	22	—
South Korea Won (KRW)	19,443	2,115
Chinese Renmimbi (CNY)	129	39

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  The swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of September 26, 2010, we expect to reclassify an unrealized net gain of $9 million from AOCL to income over the next year.  For the nine month period ended September 26, 2010, there were no material circumstances that would have resulted in the discontinuance of a cash flow hedge.  For the nine month period ended September 27, 2009, we discontinued hedge accounting on certain contracts where the forecasted transactions were no longer probable.  The amount reclassified to income as a result of this action was a loss of $4 million for the nine months ended September 27, 2009.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	September 26, 2010			December 31, 2009
Commodity	Notional Amount	Quantity		Notional Amount	Quantity
Copper	$48	7,216 metric tons	(1)	$77	11,372 metric tons	(1)
Platinum	8	8,442 troy ounces	(2)	14	15,986 troy ounces	(2)
Palladium	1	1,678 troy ounces	(2)	1	3,161 troy ounces	(2)

(1)A metric ton is a measurement of mass equal to 1,000 kilograms.

(2)A troy ounce is a measurement of mass equal to approximately 31 grams.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates.  We manage our exposure to interest rate fluctuations through the use of interest rate swaps.  The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.

In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt issue, due in 2028, from a fixed rate of 7.125% to a floating rate based on a LIBOR spread.  The terms of the swap mirror those of the debt, with interest paid semi-annually.  This swap qualifies as a fair value hedge under GAAP.  The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as “interest expense.”  The following table summarizes these gains and losses for the three and nine month interim reporting periods presented below:

	Three months ended				Nine months ended
In millions	September 26, 2010		September 27, 2009		September 26, 2010		September 27, 2009
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$14	$(14)	$6	$(6)	$36	$(36)	$(40)	$40

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and nine month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		Three months ended				Nine months ended
In millions Derivatives in Cash	Location of Gain/(Loss) Reclassified into Income	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)		Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
Flow Hedging	(Effective	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,	September 26,	September 27,
Relationships	Portion)	2010	2009	2010	2009	2010	2009	2010	2009
Foreign currency forward contracts	Net sales	$2	$(1)	$(1)	$5	$(5)	$8	$(5)	$(3)
Commodity swap contracts	Cost of sales	8	14	1	(5)	4	43	5	(22)
Total		$10	$13	$—	$—	$(1)	$51	$—	$(25)

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three and nine month interim reporting periods presented below.

		Three months ended		Nine months ended
In millions	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in Income	September 26,	September 27,	September 26,	September 27,
Hedging Instruments	on Derivatives	2010	2009	2010	2009
Foreign currency forward contracts	Cost of sales	$(6)	$2	$(4)	$2
Foreign currency forward contracts	Other income (expense), net	12	(8)	6	10

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative assets
	Fair Value
	September 26,	December 31,
In millions	2010	2009	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Commodity swap contracts	$14	$9	Prepaid expenses and other current assets
Commodity swap contracts	1	8	Other assets
Interest rate contract	61	25	Other assets
Total Derivatives Designated as Hedging Instruments	76	42

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	1	—	Prepaid expenses and other current assets
Total Derivatives Not Designated as Hedging Instruments	1	—

Total derivative assets	$77	$42

NOTE 11.  COMPREHENSIVE INCOME

The table below provides a summary of total comprehensive income and the allocation of total comprehensive income between the shareholders of Cummins Inc. and the non-controlling interests for the three and nine month periods ended September 26, 2010 and September 27, 2009.

	Three months ended
	September 26, 2010			September 27, 2009
In millions	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated
Net income	$283	$26	$309	$95	$15	$110
Other comprehensive income (loss), net of tax
Unrealized gain on marketable securities	1	2	3	—	—	—
Unrealized gain on derivatives	7	—	7	21	—	21
Foreign currency translation adjustments	80	7	87	(5)	3	(2)
Change in pensions and other postretirement defined benefit plans	8	—	8	53	—	53
Total other comprehensive income	96	9	105	69	3	72
Total comprehensive income	$379	$35	$414	$164	$18	$182

	Nine months ended
	September 26, 2010			September 27, 2009
In millions	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated
Net income	$678	$71	$749	$158	$36	$194
Other comprehensive income, net of tax
Unrealized gain on marketable securities	2	2	4	—	—	—
Unrealized gain on derivatives	—	—	—	65	—	65
Foreign currency translation adjustments	19	7	26	82	9	91
Change in pensions and other postretirement defined benefit plans	10	—	10	57	—	57
Total other comprehensive income	31	9	40	204	9	213
Total comprehensive income	$709	$80	$789	$362	$45	$407

NOTE 12.  REVOLVING CREDIT FACILITY

On July 16, 2010, we entered into a four-year revolving credit agreement with a syndicate of lenders.  The credit agreement provides us with a $1.24 billion senior unsecured revolving credit facility, the proceeds of which are to be used by us for working capital or other general corporate purposes.

The credit facility matures on July 16, 2014.  Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness.  Up to $150 million under our credit facility is available for swingline loans denominated in U.S. dollars.  Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR Rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt.  Based on our current long-term debt ratings, the applicable margin on LIBOR Rate loans was 2.00 percent per annum as of  September 26, 2010.  Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.

The credit agreement includes various covenants, including, among others, maintaining a leverage ratio of no more than 3.0 to 1.0 and maintaining an interest coverage ratio of at least 1.5 to 1.0.  As of  September 26, 2010, we were in compliance with all such covenants.

NOTE 13.  SALES OF ACCOUNTS RECEIVABLE

In April 2010, we terminated our existing trade receivables facility and entered into a new 364-day agreement (subject to renewal) with a financial institution to sell trade receivables from time to time to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary, for the purpose of obtaining credit secured by such receivables from one or more commercial paper conduit and committed institutional lenders. To support outstanding advances under the agreement, we sell new receivables to CTR as they arise.  Receivables sold to

CTR are included in “Receivables, net” on our Condensed Consolidated Balance Sheets.  The amount of aggregate advances that can be outstanding under the agreement at any point in time is limited to the lesser of $250 million or, with certain adjustments, the amount of eligible receivables held by CTR.  There are no provisions in the agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility.  In accordance with FASB Standards for transfer of financial assets, any activity under our receivable sales program will be accounted for as secured borrowings.  As of  September 26, 2010, the amount available under the agreement was $ 115 million and no advances were outstanding under the agreement.

CTR is a separate legal entity from Cummins and each of its affiliates and its assets and credit are not available to satisfy the debts and obligations of Cummins or any other entity.  CTR’s assets are listed separately on its balance sheet on a stand-alone basis.  CTR’s assets will be available first and foremost to satisfy claims of its creditors.

NOTE 14.  RESTRUCTURING AND OTHER CHARGES

In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the deterioration in the global economy.  We reduced our global workforce by approximately 1,000 professional employees.  In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 3,200 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations.  Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan.  Estimates of restructuring costs were made based on information available at the time charges were recorded.  Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.

In response to closures and downsizing noted above, we incurred $2 million of restructuring expenses for lease terminations and $5 million of restructuring expenses for asset impairments.  During 2009, we recorded a total pre-tax restructuring charge of $83 million, comprising $85 million of charges related to 2009 actions net of the $2 million favorable change in estimate related to 2008 actions, in “Restructuring and other charges” in the Condensed Consolidated Statements of Income.  These restructuring actions included:

	September 27, 2009
In millions	Three months ended	Nine months ended
Workforce reductions	$11	$79
Exit activities	—	7
Changes in estimate	(1)	(3)
Total restructuring charges	10	83
Curtailment loss	12	12
Total restructuring and other charges	$22	$95

In addition, as a result of the restructuring actions described above, we also recorded a $12 million curtailment loss in the third quarter of 2009 in our pension and other postretirement plans.  See Note 5 for additional detail.

At September 26, 2010, of the approximately 4,200 employees affected by this plan, all terminations were substantially complete.

We do not include restructuring charges in our operating segment results.  The pretax impact of allocating restructuring charges to the segment results would have been as follows:

	September 27, 2009
In millions	Three months ended	Nine months ended
Engine	$11	$47
Power Generation	4	11
Components	8	34
Distribution	(1)	3
Total restructuring and other charges	$22	$95

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in our Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
Balance at December 31, 2009	$10	$1	$11
Cash payments for 2009 actions	(6)	—	(6)
Change in estimate	(3)	(1)	(4)
Balance at September 26, 2010	$1	$—	$1

NOTE 15.  ACQUISITIONS

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

NOTE 16.  OPERATING SEGMENTS

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

The accounting policies of our operating segments are the same as those applied in the Condensed Consolidated Financial Statements.  We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP.  These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance.  We also do not allocate restructuring and other charges, flood damage gains or losses or income taxes to individual segments.  In the third quarter of 2010 non-segment items also included a Brazil revenue tax recovery that was not allocated to the businesses as it was not considered by management in its evaluation of operating results for the quarter.  Segment EBIT may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three and nine month periods is shown in the table below:

In millions	Engine	Power Generation	Components	Distribution	Non-segment Items(1)	Total
Three months ended September 26, 2010
External sales	$1,727	$564	$540	$570	$—	$3,401
Intersegment sales	342	227	229	3	(801)	—
Total sales	2,069	791	769	573	(801)	3,401
Depreciation and amortization(2)	42	10	20	5	—	77
Research, development and engineering expenses	65	8	30	—	—	103
Equity, royalty and interest income from investees	37	12	6	33	—	88
Interest income	3	2	—	1	—	6
Segment EBIT	223	97	63	74	(8)	449

Three months ended September 27, 2009
External sales	$1,270	$444	$395	$421	$—	$2,530
Intersegment sales	169	105	196	1	(471)	—
Total sales	1,439	549	591	422	(471)	2,530
Depreciation and amortization(2)	49	13	18	5	—	85
Research, development and engineering expenses	59	9	22	—	—	90
Equity, royalty and interest income from investees	16	5	4	32	—	57
Restructuring and other charges	—	—	—	—	22	22
Interest income	1	—	1	—	—	2
Segment EBIT	61	23	31	55	(15)	155

Nine months ended September 26, 2010
External sales	$4,495	$1,460	$1,515	$1,617	$—	$9,087
Intersegment sales	896	556	613	8	(2,073)	—
Total sales	5,391	2,016	2,128	1,625	(2,073)	9,087
Depreciation and amortization(2)	125	31	61	19	—	236
Research, development and engineering expenses	187	23	81	—	—	291
Equity, royalty and interest income from investees	124	27	17	93	—	261
Interest income	7	4	1	2	—	14
Segment EBIT	553	207	195	215	(54)	1,116

Nine months ended September 27, 2009
External sales	$3,608	$1,402	$1,096	$1,294	$—	$7,400
Intersegment sales	629	414	527	4	(1,574)	—
Total sales	4,237	1,816	1,623	1,298	(1,574)	7,400
Depreciation and amortization(2)	135	35	53	14	—	237
Research, development and engineering expenses	168	25	61	—	—	254
Equity, royalty and interest income from investees	30	16	9	92	—	147
Restructuring and other charges	—	—	—	—	95	95
Interest income	2	1	1	1	—	5
Segment EBIT	41	133	22	168	(72)	292

(1)

Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. For the three and nine months ended September 26, 2010, unallocated corporate expenses included $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax during the period 2004-2008. Our results include a pre-tax recovery related to tax credits on imported products arising from this overpayment. This recovery has been excluded from segment results as it was not considered by management in its evaluation of operating results for the quarter. For the three and nine months ended September 27, 2009, unallocated corporate expenses included $22 million and $95 million of restructuring and other charges and an $8 million and $5 million gain related to flood damage expenses, respectively.

(2)	Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “interest expense.”

Total assets for our Distribution segment materially increased due to the acquisition of Cummins Western Canada in the first quarter of 2010.  See Note 15 for further information.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
In millions	2010	2009	2010	2009
Segment EBIT	$449	$155	$1,116	$292
Less:
Interest expense	11	9	29	26
Income before income taxes	$438	$146	$1,087	$266

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

In the first nine months of 2010, emerging markets recovered with stronger demand in China, India and Brazil, while we started to see modest but uneven signs of recovery in developed markets.  As we expected, after the strong demand in the second half of 2009, in advance of the 2010 U.S. emissions change, demand for heavy-duty on-highway products in North America decreased approximately 63 percent in the first nine months of 2010 as compared to the same period in 2009.  In addition, medium-duty truck shipments in North America decreased 27 percent in the first nine months of 2010 compared to the prior period in 2009.  We expect demand to improve throughout the remainder of  2010 in most markets and we expect demand in emerging markets to remain strong. Overall, order trends are improving and are consistent with our expectations of organic revenue growth in the remainder of 2010.  In recognition of the global economic challenges, we launched significant restructuring initiatives in late 2008 and 2009 that were designed to reduce structural and overhead costs across all of our businesses.  These initiatives are helping to mitigate the adverse volume impacts of certain markets experienced thus far and we anticipate they will better position us for when a more robust economic recovery extends beyond the emerging markets.

Net income attributable to Cummins was $283 million, or $1.44 per diluted share, on sales of $3.4 billion for the three month interim reporting period ended September 26, 2010, versus the comparable prior year period with net income attributable to Cummins of $95 million, or $0.48 per diluted share, on sales of $2.5 billion.  We recorded restructuring and other charges of $22 million ($15 million after tax, or $0.08 per diluted share) in the third quarter of 2009.  The increase in income was driven by higher volumes in emerging markets, price improvements, decreased warranty expenses,  increased sales in developed countries, increased equity income and restructuring charges incurred in 2009 that were not repeated in 2010.  These were partially offset by higher income tax expense, selling, general and administrative expenses and research, development and engineering expenses.

Net income attributable to Cummins was $678 million, or $3.43 per diluted share, on sales of $9.1 billion for the nine month interim reporting period ended September 26, 2010, versus the comparable prior year period with net income attributable to Cummins of $158 million, or $0.80 per diluted share, on sales of $7.4 billion.  We recorded restructuring and other charges of $95 million ($63 million after tax, or $0.32 per diluted share) in the first nine months of 2009.  The increase in income was driven by higher volumes in emerging markets, price improvements, decreased warranty expenses, increased equity income and restructuring charges incurred in 2009 that were not repeated in 2010.  These were partially offset by higher income tax expense, selling, general and administrative expenses and research, development and engineering expenses.

In September 2010, we recorded a pre-tax recovery of $32 million ($21 million after tax, or $0.11 per diluted share) related to the overpayment of revenue based taxes on imported products in Brazil from 2004-2008.  The tax recovery was recorded in cost of sales in our non segment business results as it was not considered by management in its evaluation of operating results for the quarter.

We generated $619 million of operating cash flows for the nine months ended September 26, 2010, compared to $730 million for the nine months ended September 27, 2009.  Refer to the section titled “Operating Activities” later in the MD&A for a discussion of items impacting cash flows.  In December 2007, Cummins Board of Directors authorized the acquisition of up to $500 million of Cummins common stock.  In February 2009, we temporarily suspended our stock repurchase program to conserve cash through the U.S. recession.  We resumed stock repurchases from our Board authorization in the fourth quarter of 2009 and we have repurchased $241 million for the first nine months of 2010.  In July 2010, Cummins Board of Directors authorized a dividend increase of 50 percent to $0.2625 effective in the third quarter.  Our debt to capital ratio (total capital defined as debt plus equity) at September 26, 2010, was 16.0 percent, compared to 14.9 percent at December 31, 2009.  We currently have a Baa2 credit rating with a stable outlook from Moody’s Investors Services and were recently upgraded to BBB+ with a stable outlook from Standard and Poor’s in September.  In addition to the $1.245 billion in cash and marketable securities on hand, we have sufficient access to our revolver and accounts receivable program to meet currently anticipated growth and funding needs.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)		September 26,	September 27,	(Unfavorable)
In millions (except per share amounts)	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Net Sales	$3,401	$2,530	$871	34%	$9,087	$7,400	$1,687	23%
Cost of sales	2,571	2,027	(544)	(27)%	6,903	6,004	(899)	(15)%
Gross Margin	830	503	327	65%	2,184	1,396	788	56%
Operating Expenses and Income
Selling, general and administrative expenses	375	304	(71)	(23)%	1,064	891	(173)	(19)%
Research, development and engineering expenses	103	90	(13)	(14)%	291	254	(37)	(15)%
Equity, royalty and interest income from investees	88	57	31	54%	261	147	114	78%
Restructuring and other charges	—	22	22	100%	—	95	95	100%
Other operating (expense) income, net	(5)	3	(8)	NM	(13)	(6)	(7)	NM
Operating Income	435	147	288	NM	1,077	297	780	NM
Interest income	6	2	4	NM	14	5	9	NM
Interest expense	11	9	(2)	(22)%	29	26	(3)	(12)%
Other income (expense), net	8	6	2	33%	25	(10)	35	NM
Income before income taxes	438	146	292	NM	1,087	266	821	NM
Income tax expense	129	36	(93)	NM	338	72	(266)	NM
Consolidated Net Income	309	110	199	NM	749	194	555	NM
Less: Net income attributable to noncontrolling interests	26	15	(11)	(73)%	71	36	(35)	(97)%
Net income attributable to Cummins Inc.	$283	$95	$188	NM	$678	$158	$520	NM
Diluted earnings per common share attributable to Cummins Inc.	$1.44	$0.48	$0.96	NM	$3.43	$0.80	$2.63	NM

“NM” - not meaningful information.

	Three months ended		Favorable/	Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)	September 26,	September 27,	(Unfavorable)
Percent of sales	2010	2009	Percentage Points	2010	2009	Percentage Points
Gross margin	24.4%	19.9%	4.5	24.0%	18.9%	5.1
Selling, general and administrative expenses	11.0%	12.0%	1.0	11.7%	12.0%	0.3
Research, development and engineering expenses	3.0%	3.6%	0.6	3.2%	3.4%	0.2

Net Sales

Net sales for the three and nine month periods ended September 26, 2010, increased in all segments versus the comparable periods in 2009, primarily due to increased demand from the recovery of emerging markets and improvement in developed markets.  The primary drivers for the increase in sales were:

•                  Engine segment sales increased by 44 percent and 27 percent for the three and nine months ended, respectively, due to increased demand in most lines of business, led by international industrial sales, stationary power sales, medium-duty truck and light-duty truck sales for the three months ended; while improvements for the nine months ended were led by increased demand in international industrial sales, North American light-duty automotive sales, international medium duty truck sales and stationary power sales.

•                  Power Generation segment sales increased by 44 percent and 11 percent for the three and nine months ended, respectively, due to increased sales in most lines of business led by commercial products.  The consumer business also contributed significantly to the nine months ended results.

•                  Components segment sales increased by 30 percent and 31 percent for the three and nine months ended, respectively, due to increased demand in all lines of business led by the turbo technologies, emission solutions and filtration businesses.

•                  Distribution segment sales increased by 36 percent and 25 percent for the three and nine months ended, respectively, primarily due to the acquisition of the majority interest in an equity investee and increased sales in all geographic regions.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets based on location of customers for the three and nine month periods ended September 26, 2010, were 63 percent and 64 percent of total net sales, respectively, compared with 54 percent of total net sales for both of the comparable periods in 2009.

Gross Margin

Significant drivers of the change in gross margin for the three and nine month periods ended September 26, 2010, versus the comparable periods ended September 27, 2009, were as follows:

	Increase/(Decrease)
	2010 vs. 2009
In millions	Three months ended	Nine months ended
Volume/Mix	$231	$334
Price	68	165
Brazil tax recovery	32	32
Warranty expense	28	139
Acquisition	15	44
Currency	10	64
Material costs	(21)	34
Production costs	(33)	(17)
Other	(3)	(7)
Total	$327	$788

Gross margin increased by $327 million and $788 million for the three and nine month periods ended September 26, 2010, respectively, versus the comparable periods in 2009, and increased as a percentage of sales by 4.5 percentage points and 5.1 percentage points, respectively.  The increase for the three months ended September 26, 2010, was led by increases in volume and price, Brazil tax recovery, and decreases in warranty expense which were partially offset by increased production costs and material costs.  The increase in gross margin for the nine months ended September 26, 2010, was led by increases in volume and price, decreases in warranty expense and favorable foreign currency impacts which were partially offset by increased production costs.

The provision for warranties issued as a percent of sales for the three and nine month periods ended were 2.8 percent for both periods in 2010 compared to 3.3 percent for both periods in 2009.  The decrease as a percent of sales was primarily due to the engine mix.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax on imported products during the period 2004-2008.  Our results include a pre-tax recovery of $32 million in cost of sales ($21 million after-tax) related to tax credits arising from an overpayment. This recovery has been excluded from segment results as it was not considered by management in its evaluation of operating results for the quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine month periods ended September 26, 2010, increased versus the comparable periods in 2009, primarily due to increased volumes in support of the business and an increase of $51 million and $115 million in compensation and related expenses.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Variable compensation related to 2010 performance increased $34 million and $84 million over variable compensation related to 2009 performance.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and nine month periods ended September 26, 2010, increased versus the comparable periods in 2009, primarily due to an increase of $11 million and $29 million in compensation and related expenses and decreased reimbursements for engineering projects.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Variable compensation related to 2010 performance increased $6 million and $23 million over variable compensation related to 2009 performance.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three and nine month periods ended September 26, 2010, increased versus the comparable periods in 2009, primarily due to the following:

	Increase/(Decrease)
	September 26, 2010 vs. September 27, 2009
In millions	Three months ended	Nine months ended
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$13	$58
Chongqing Cummins Engine Company, Ltd.	4	7
Tata Cummins Ltd.	2	9

These overall increases were primarily due to higher demand as a result of economic recovery in emerging markets.

Other Operating (Expense) Income, net

Other operating (expense) income was as follows:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
In millions	2010	2009	2010	2009
Amortization of intangible assets	$(2)	$(1)	$(13)	$(5)
Flood damage (loss) gain	(2)	8	(2)	5
Royalty expense	(1)	(2)	(2)	(7)
Royalty income	3	2	7	6
Other expense, net	(3)	(4)	(3)	(5)
Total other operating (expense) income, net	$(5)	$3	$(13)	$(6)

Interest Income

Interest income for the three and nine month periods ended September 26, 2010, increased versus the comparable periods in 2009, primarily due to increased investment balances in 2010 compared to 2009.

Other Income (Expense), net

Other income (expense) was as follows:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
In millions	2010	2009	2010	2009
Change in cash surrender value of corporate owned life insurance	$11	$3	$11	$1
Dividend income	2	1	5	3
Gain on acquisition of Cummins Western Canada (CWC)	—	—	12	—
Bank charges	(4)	(3)	(11)	(10)
Foreign currency (losses) gains, net	(5)	(1)	4	(18)
Other, net	4	6	4	14
Total other income (expense), net	$8	$6	$25	$(10)

Income Tax Expense

Our effective tax rate for the year is expected to approximate 30 percent, absent any additional discrete period activity.  Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income.  The tax rates for the three and nine month periods ended September 26, 2010, were 30 percent and 31 percent. In July 2010, the United Kingdom passed tax legislation which reduces our U.K. tax rate from 28 percent to 27 percent beginning in 2011.  While the reduced tax rate will benefit future operations, we had an additional charge to our third quarter tax provision of approximately $2 million to reduce the value of our U.K. deferred tax assets. The tax rate for the nine month period includes a discrete tax charge of $7 million related to the enactment of the “Patient Protection and Affordable Care Act.”

In August 2010, the U.S. passed the “Education Jobs and Medicaid Assistance Act” containing a number of international tax provisions which limit the foreign tax credits that can be claimed by U.S. corporations.  In the third quarter, we also considered the unremitted earnings of certain German and Indian subsidiaries of our U.K. group to be permanently reinvested.  Neither of these items had a material impact to our tax rate.

Our effective tax rates for the comparable prior year periods were 25 percent and 27 percent, respectively.  These rates were less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three and nine month periods ended September 26, 2010, increased versus the comparable periods in 2009, primarily due to higher income at Cummins India Ltd., a publicly traded company on various exchanges in India and Wuxi Cummins Turbo Technologies Co. Ltd., reflecting the economic recovery in emerging markets.

Net Income and Diluted Earnings Per Share Attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three and nine month periods ended September 26, 2010, increased versus the comparable periods in 2009, primarily due to higher volumes in emerging markets and certain developed countries, significantly improved gross margins, increased equity income and restructuring charges incurred in 2009 that were not repeated in 2010.  These were partially offset by higher income tax expense, selling, general and administrative expenses and research, development and engineering expenses.  Diluted earnings per share in the third quarter of 2010 also benefited from lower shares primarily due to the stock repurchase program.

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

Estimates of restructuring costs were made based on information available at the time charges were recorded.  Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded and we may need to revise previous estimates.

In response to closures and downsizing noted above, we incurred $2 million of restructuring expenses for lease terminations and $5 million of restructuring expenses for asset impairments.  During 2009, we recorded a total pre-tax restructuring charge of $83 million, comprising $85 million of charges related to 2009 actions net of the $2 million favorable change in estimate related to 2008 actions, in “Restructuring and other charges” in the Condensed Consolidated Statements of Income.  These restructuring actions included:

	September 27, 2009
In millions	Three months ended	Nine months ended
Workforce reductions	$11	$79
Exit activities	—	7
Changes in estimate	(1)	(3)
Total restructuring charges	10	83
Curtailment loss	12	12
Total restructuring and other charges	$22	$95

In addition, as a result of the restructuring actions described above, we also recorded a $12 million curtailment loss in the third quarter of 2009 in our pension and other postretirement plans.  See Note 5, “PENSION AND OTHER POSTRETIREMENT BENEFITS,” to the Condensed Consolidated Financial Statements for additional detail.

At September 26, 2010, of the approximately 4,200 employees affected by this plan, all terminations were substantially complete.

We do not include restructuring charges in our operating segment results.  The pretax impact of allocating restructuring charges to the segment results would have been as follows:

	September 27, 2009
In millions	Three months ended	Nine months ended
Engine	$11	$47
Power Generation	4	11
Components	8	34
Distribution	(1)	3
Total restructuring and other charges	$22	$95

The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods.  The restructuring related accruals were recorded in “Other accrued expenses” in our Condensed Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Total
Balance at December 31, 2009	$10	$1	$11
Cash payments for 2009 actions	(6)	—	(6)
Change in estimate	(3)	(1)	(4)
Balance at September 26, 2010	$1	$—	$1

OUTLOOK

Near-Term:

Many of the international markets we serve continue to improve from their low levels in 2009.  Emerging markets including China, India and Brazil have recovered and we are beginning to see signs of recovery in developed markets.  Consistent with prior emissions standards implementations, the North American on-highway markets experienced increased demand in the last half of 2009, prior to the implementation of the EPA’s 2010 emissions standards change, leading to reduced demand in the first half of 2010.  Based on our prior experience, we expect heavy-duty engine sales to on-highway OEM customers will continue to improve sequentially in the fourth quarter.  In most of our other markets, we expect demand to continue to improve throughout the remainder of 2010.

Long-Term:

We see improvements in most of our current markets and we are confident that opportunities for long-term profitable growth will continue in the future.

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

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)		September 26,	September 27,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
External sales	$1,727	$1,270	$457	36%	$4,495	$3,608	$887	25%
Intersegment sales	342	169	173	NM	896	629	267	42%
Total sales	2,069	1,439	630	44%	5,391	4,237	1,154	27%
Depreciation and amortization	42	49	7	14%	125	135	10	7%
Research, development and engineering expenses	65	59	(6)	(10)%	187	168	(19)	(11)%
Equity, royalty and interest income from investees	37	16	21	NM	124	30	94	NM
Interest income	3	1	2	NM	7	2	5	NM
Segment EBIT	223	61	162	NM	553	41	512	NM

			Percentage Points			Percentage Points
Segment EBIT as a percentage of total sales	10.8%	4.2%	6.6	10.3%	1.0%	9.3

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)		September 26,	September 27,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Heavy-duty truck	$395	$493	$(98)	(20)%	$987	$1,282	$(295)	(23)%
Medium-duty truck and bus	430	294	136	46%	999	763	236	31%
Light-duty automotive and RV	239	120	119	99%	742	370	372	NM
Total on-highway	1,064	907	157	17%	2,728	2,415	313	13%
Industrial	700	407	293	72%	1,933	1,314	619	47%
Stationary power	305	125	180	NM	730	508	222	44%
Total sales	$2,069	$1,439	$630	44%	$5,391	$4,237	$1,154	27%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)		September 26,	September 27,	(Unfavorable)
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Midrange	93,500	58,800	34,700	59%	253,100	168,600	84,500	50%
Heavy-duty	15,200	20,600	(5,400)	(26)%	38,400	53,600	(15,200)	(28)%
High-horsepower	4,900	2,600	2,300	88%	13,100	9,700	3,400	35%
Total unit shipments	113,600	82,000	31,600	39%	304,600	231,900	72,700	31%

Sales

Engine segment sales for the three month period ended September 26, 2010, increased versus the comparable period in 2009, due to improved sales in most markets, especially the industrial, stationary power and medium-duty truck markets, which were partially offset by decreases in the North American heavy-duty truck market.  The following are the primary drivers by market.

•                  Industrial market sales increased primarily due to a 126 percent increase in our international construction engines sold due to recovery of demand in emerging markets and units sold in the international mining markets more than tripling due to increased coal and commodity demands.

•                  Stationary power engine sales increased primarily due to higher demand in the power generation markets, particularly for high horse power engines.

•                  Medium-duty truck sales increased primarily due to increased demand in the Brazilian truck market driven by a growing economy and government incentives.

•                  Light-duty truck sales increased as a result of Chrysler demand more than tripling as the result of shutdowns in the third quarter of 2009 as part of its reorganization efforts.

These increases were partially offset by a decline in heavy-duty truck engine sales. Consistent with prior emissions standards changes, North American (includes the U.S and Canada and excludes Mexico) unit sales declined 54 percent due to increased engine purchases by OEMs in late 2009, ahead of the EPA’s 2010 emissions standards change as part of the OEM’s transition plan.

Total on-highway-related sales for the three month period ended September 26, 2010, were 51 percent of total engine segment sales, compared to 63 percent for the comparable period in 2009.

Engine segment sales for the nine month period ended September 26, 2010, increased versus the comparable period in 2009, due to improved sales in most markets, especially the industrial, light-duty truck and medium-duty truck markets, which were partially offset by decreases in the North American heavy-duty truck market.  The following are the primary drivers by market.

•                  Industrial market sales increased primarily due to international construction engine shipments more than doubling and a 93 percent improvement in units sold in the international mining markets due to increased coal and commodity demands.

•                  Light-duty truck sales increased significantly due to Chrysler demand more than doubling as the result of shut-downs in 2009 as part of its reorganization efforts.

•                  Medium-duty truck sales increased primarily due to higher demand in the Brazilian truck market driven by a growing economy and government incentives.

These increases were partially offset by a decline in heavy-duty truck engine sales. Consistent with prior emissions standards changes, North American (includes the U.S and Canada and excludes Mexico) unit sales declined 63 percent due to increased engine purchases by OEMs in late 2009, ahead of the EPA’s 2010 emissions standards change, as part of the OEM’s transition plan.

Total on-highway-related sales for the nine month period ended September 26, 2010, were 51 percent of total engine segment sales, compared to 57 percent for the comparable period in 2009.

Segment EBIT

Engine segment EBIT for the three and nine month periods ended September 26, 2010, increased significantly versus the comparable periods in 2009, primarily due to higher gross margin and equity, royalty and interest income from investees which were partially offset by increased selling, general and administrative expenses and research, development and engineering expenses.

	Three months ended			Nine months ended
	September 26, 2010 vs. September 27, 2009			September 26, 2010 vs. September 27, 2009
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$173	72%	3.3	$486	82%	6.0
Equity, royalty and interest (loss) income from investees	21	NM	0.7	94	NM	1.6
Selling, general and administrative expenses	(23)	(17)%	1.8	(62)	(16)%	0.9
Research, development and engineering expenses	(6)	(10)%	1.0	(19)	(11)%	0.5

The increase in gross margin for the three month period ended September 26, 2010, versus the comparable period in 2009, was primarily due to increased volumes, improved price realization and cost structure improvements from actions taken in late 2008 and early 2009, partially offset by an unfavorable mix. Equity, royalty and interest income from investees increased due to higher demand in emerging markets, especially at DCEC.  The increases in selling, general and administrative expenses and research development and engineering expenses were primarily due to increased variable compensation.

The increase in gross margin for the nine month period ended September 26, 2010, versus the comparable period in 2009, was primarily due to increased volumes, improved price realization, decreased warranty expense and cost structure improvements from actions taken in late 2008 and early 2009, partially offset by an unfavorable mix.  Equity, royalty and interest income from investees increased in most joint ventures.  The increase was led by higher demand in emerging markets, especially at DCEC and Komatsu-Cummins Engine Company.  The increase in selling, general and administrative expenses was primarily due to increased variable compensation.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)		September 26,	September 27,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
External sales	$564	$444	$120	27%	$1,460	$1,402	$58	4%
Intersegment sales	227	105	122	NM	556	414	142	34%
Total sales	791	549	242	44%	2,016	1,816	200	11%
Depreciation and amortization	10	13	3	23%	31	35	4	11%
Research, development and engineering expenses	8	9	1	11%	23	25	2	8%
Equity, royalty and interest income from investees	12	5	7	NM	27	16	11	69%
Interest income	2	—	2	NM	4	1	3	NM
Segment EBIT	97	23	74	NM	207	133	74	56%

			Percentage Points			Percentage Points
Segment EBIT as a percentage of total sales	12.3%	4.2%	8.1	10.3%	7.3%	3.0

Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)		September 26,	September 27,	(Unfavorable)
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Commerical products	$519	$316	$203	64%	$1,262	$1,098	$164	15%
Generator technologies	140	124	16	13%	382	394	(12)	(3)%
Commercial projects	49	39	10	26%	139	127	12	9%
Consumer	49	37	12	32%	141	100	41	41%
Power electronics	34	33	1	3%	92	97	(5)	(5)%
Total sales	$791	$549	$242	44%	$2,016	$1,816	$200	11%

Sales

Power Generation segment sales for the three month period ended September 26, 2010, increased in all businesses versus the comparable period in 2009, primarily due to increased demand.  Commercial products business sales increased due to higher demand across most regions, particularly in India, Latin America, the U.K., the Middle East and East Asia.

Power Generation segment sales for the nine month period ended September 26, 2010, increased in most businesses, versus the comparable period in 2009, primarily due to increased demand.  The following are the primary drivers by business:

•                  Commercial products business sales increased due to higher demand in India, Latin America, the U.K. and East Asia which was partially offset by decreased demand in North America.

•                  Consumer sales increased primarily due to signs of recovery in the North American RV market.

Segment EBIT

Power Generation segment EBIT for the three and nine month periods ended September 26, 2010, increased versus the comparable periods in 2009, primarily due to higher gross margins. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 26, 2010 vs. September 27, 2009			September 26, 2010 vs. September 27, 2009
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$80	100%	5.6	$82	27%	2.4
Selling, general and administrative expenses	(15)	(29)%	1.0	(26)	(17)%	(0.4)
Equity, royalty and interest income from investees	7	NM	0.6	11	69%	0.4

The increase in gross margin for the three month period ended September 26, 2010, was due to higher volumes while the increase in selling, general and administrative expenses was primarily due to increased variable compensation expense.  Equity, royalty and interest income from investees increased due to higher demand, especially at Cummins Olayan Energy and CCEC.

The increase in gross margin for the nine month period ended September 26, 2010, was due to higher volumes, favorable foreign currency exchange, and favorable material and commodity costs which were partially offset by increased variable compensation and warranty expenses.  The increase in selling general and administrative expenses was primarily due to increased variable compensation expense.  Equity, royalty and interest income from investees increased due to higher demand, especially at Cummins Olayan Energy and CCEC.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)		September 26,	September 27,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
External sales	$540	$395	$145	37%	$1,515	$1,096	$419	38%
Intersegment sales	229	196	33	17%	613	527	86	16%
Total sales	769	591	178	30%	2,128	1,623	505	31%
Depreciation and amortization	20	18	(2)	(11)%	61	53	(8)	(15)%
Research, development and engineering expenses	30	22	(8)	(36)%	81	61	(20)	(33)%
Equity, royalty and interest income from investees	6	4	2	50%	17	9	8	89%
Interest income	—	1	(1)	(100)%	1	1	—	—%
Segment EBIT	63	31	32	NM	195	22	173	NM

			Percentage Points			Percentage Points
Segment EBIT as a percentage of total sales	8.2%	5.2%	3.0	9.2%	1.4%	7.8

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)		September 26,	September 27,	(Unfavorable)
	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Filtration	$248	$210	$38	18%	$726	$609	$117	19%
Turbo technologies	239	173	66	38%	665	463	202	44%
Emission Solutions	192	131	61	47%	499	347	152	44%
Fuel Systems	90	77	13	17%	238	204	34	17%
Total sales	$769	$591	$178	30%	$2,128	$1,623	$505	31%

Sales

Components segment sales for the three month period ended September 26, 2010, increased in all businesses versus the comparable period in 2009.  The following are the primary drivers by business.

•                  Turbo technologies business sales increased due to improved original equipment demand in Europe and China and significant global aftermarket recovery.

•                  Emission solutions business sales increased due to higher technology content in North American EPA 2010 aftertreatment systems and higher demand for Euro 5 aftertreatment systems for the first fit market, which was partially offset by decreased sales of our EPA 2007 aftertreatment systems.

•                  Filtration business sales increased in all regions, primarily due to improved global original equipment sales and global aftermarket recovery.

•                  Fuel systems business sales increased primarily due to improved aftermarket sales in North America and improved OEM first fit sales in China.

Components segment sales for the nine month period ended September 26, 2010, increased in all businesses versus the comparable period in 2009.  The following are the primary regional drivers by business.

•                  Turbo technologies business sales increased due to improved original equipment demand in Europe and China and significant global aftermarket recovery.

•                  Emission solutions business sales increased due to higher technology content in North American EPA 2010 aftertreatment systems and higher demand for Euro 5 aftertreatment systems for the first fit market, which was partially offset by decreased sales of our EPA 2007 aftertreatment systems.

•                  Filtration business sales increased in all regions primarily due to improved global original equipment sales and global aftermarket recovery.

•                  Fuel systems business sales increased primarily due to aftermarket recovery in North America and improved OEM first fit sales in China.

Segment EBIT

Components segment EBIT for the three and nine month periods ended September 26, 2010, increased versus the comparable periods in 2009, primarily due to the improved gross margin which was partially offset by increased selling, general and administrative and research, development and engineering expenses.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 26, 2010 vs. September 27, 2009			September 26, 2010 vs. September 27, 2009
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$49	52%	2.6	$211	NM	6.9
Selling, general and administrative expenses	(12)	(26)%	0.3	(30)	(22)%	0.6
Research, development and engineering expenses	(8)	(36)%	(0.2)	(20)	(33)%	—
Equity, royalty and interest income from investees	2	50%	0.1	8	89%	0.2

The increase in gross margin for the three month period ended September 26, 2010, was primarily due to higher volumes for all businesses, increased aftertreatment content on 2010 North American truck engines and efficiencies gained from restructuring actions which was partially offset by unfavorable premium freight expenses. The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to new product development program spending and increased variable compensation.

The increase in gross margin for the nine month period ended September 26, 2010, was due to higher volumes for all businesses, increased aftertreatment content on 2010 North American truck engines, efficiencies gained from restructuring actions and favorable foreign currency translation.  The increase in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased new product development program spending and variable compensation.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)		September 26,	September 27,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
External sales	$570	$421	$149	35%	$1,617	$1,294	$323	25%
Intersegment sales	3	1	2	NM	8	4	4	100%
Total sales	573	422	151	36%	1,625	1,298	327	25%
Depreciation and amortization	5	5	—	—%	19	14	(5)	(36)%
Equity, royalty and interest income from investees	33	32	1	3%	93	92	1	1%
Interest income	1	—	1	NM	2	1	1	100%
Segment EBIT	74	55	19	35%	215	168	47	28%

			Percentage Points			Percentage Points
Segment EBIT as a percentage of total sales	12.9%	13.0%	(0.1)	13.2%	12.9%	0.3

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 26,	September 27,	(Unfavorable)		September 26,	September 27,	(Unfavorable)
In millions	2010	2009	Amount	Percent	2010	2009	Amount	Percent
Asia Pacific	$224	$186	$38	20%	$648	$548	$100	18%
Europe, Middle East and Africa	192	156	36	23%	551	507	44	9%
North & Central America	134	64	70	NM	367	202	165	82%
South America	23	16	7	44%	59	41	18	44%
Total sales	$573	$422	$151	36%	$1,625	$1,298	$327	25%

Selected financial information for our Distribution segment excluding the impact of an acquisition was as follows:

	Three months ended			Favorable/		Nine months ended			Favorable/
	September 26,		September 27,	(Unfavorable)		September 26,		September 27,	(Unfavorable)
	2010		2009	Amount	Percent	2010		2009	Amount	Percent
Sales excluding impact from acquisition (1)	$505		$422	$83	20%	$1,441		$1,298	$143	11%
EBIT excluding impact from acquisition (1)	70	(2)	55	15	27%	191	(2)	168	23	14%

(1)

The acquisition represents the purchase of the majority interest in Cummins Western Canada (CWC), an equity investee, in the first quarter of 2010, as explained in Note 15, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements. The acquisition increased sales by $68 million and $184 million and EBIT by $4 million and $24 million for the three and nine months ended September 26, 2010, respectively.

(2)

This amount includes $4 million and $8 million of equity earnings which would have been our share of CWC’s income for the three and nine months ended September 26, 2010, respectively, if we had not consolidated them.

Sales

Distribution segment sales, excluding the acquisition, for the three month period ended September 26, 2010, increased versus the comparable period in 2009, primarily due to increased parts demand in North and Central America, service revenues in the South Pacific and improved engine and power generation sales in Europe, Middle East and Africa.

Distribution segment sales, excluding the acquisition, for the nine month period ended September 26, 2010, increased versus the comparable period in 2009, primarily due to increased parts and service revenues and favorable foreign currency impacts, which were partially offset by decreased power generation sales.

Segment EBIT

Distribution segment EBIT for the three month period ended September 26, 2010, increased versus the comparable period in 2009, primarily due to increased gross margin which was partially offset by increased selling, general and administrative expenses.  Segment EBIT for the nine month period ended September 26, 2010, increased versus the comparable period in 2009, primarily due to increased gross margin, and a one-time gain from an acquisition that occurred in the first quarter, partially offset by increased selling, general and administrative expenses.

Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 26, 2010 vs. September 27, 2009			September 26, 2010 vs. September 27, 2009
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Including acquisition
Gross margin	$39	43%	1.1	$89	32%	1.2
Other (expense) income	2	NM	0.3	13 (1)	NM	0.8
Selling, general and administrative expenses	(23)	(33)%	0.3	(56)	(28)%	(0.3)

Excluding acquisition
Gross margin	24	26%	1.2	45	16%	1.0
Selling, general and administrative expenses	(17)	(25)%	(0.7)	(38)	(19)%	(1.1)

(1)

The primary increase in other income represents the purchase of the majority interest in an equity investee in the first quarter of 2010, which resulted in a gain of $12 million as explained in Note 15, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements.

Excluding the acquisition, the increase in gross margin for the three month period ended September 26, 2010, versus the comparable period in 2009, was primarily due to increased volumes, particularly parts and service.  Excluding the effects from the acquisition, the increase in selling, general and administrative expenses was mainly due to increased salaries.

Excluding the acquisition, the increase in gross margin for the nine month period ended September 26, 2010, versus the comparable period in 2009, was primarily due to favorable foreign currency impacts and increased volumes.  Excluding the effects from the acquisition, the increase in selling, general and administrative expenses was mainly due to unfavorable foreign currency impacts and increased salaries.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
	September 26,	September 27,	September 26,	September 27,
In millions	2010	2009	2010	2009
Total segment EBIT	$457	$170	$1,170	$364
Non-segment EBIT (1)	(8)	(15)	(54)	(72)
Total EBIT	$449	$155	$1,116	$292
Less:
Interest expense	11	9	29	26
Income before income taxes	$438	$146	$1,087	$266

(1)

Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The Brazilian tax recovery was excluded from segment results as it was not considered by management in its evaluation of operating results for the quarter. For the three and nine months ended September 26, 2010, unallocated corporate expenses included $32 million in Brazil tax recoveries and $2 million in flood damage expenses. For the three and nine months ended September 27, 2009, unallocated corporate expenses included $22 million and $95 million of restructuring and other charges and an $8 million and $5 million gain related to flood damage expenses, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit as we recently terminated our existing three year credit facility a year early and entered into a new four year credit facility.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  As of September 26, 2010, other sources of liquidity include:

•                  cash and cash equivalents of $937 million, of which approximately 24 percent is located in the United States, and 65 percent is located in the United Kingdom, China, India and Brazil,

•                  marketable securities of $308 million, which are located primarily in India and Brazil,

•                  $1.21 billion available under our revolving credit facility,

•                  $205 million available under international and other domestic credit facilities and

•                  $115 million, based on eligible receivables, available under our accounts receivable sales program.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases and debt service obligations.

On July 16, 2010, we entered into a new four year revolving credit agreement with a syndicate of lenders which provides us with a $1.24 billion unsecured revolving credit facility, the proceeds of which are to be used for the general corporate purposes of Cummins.  See Note 12, “Revolving Credit Facility” to the Condensed Consolidated Financial Statements for further information.  The credit agreement includes two financial covenants: a leverage ratio and an interest coverage ratio.  At September 26, 2010, we were in compliance with both financial covenants.

The required leverage ratio, which measures the sum of total debt plus securitization financing to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the four fiscal quarters should not exceed 3.0 to 1.  At September 26, 2010, our leverage using this measure was 0.50 to 1.  The required interest coverage ratio, which is consolidated EBITDA minus capital expenditures to consolidated interest expense, in each case for the four consecutive fiscal quarters, should not be less than 1.50 to 1.  At September 26, 2010, our interest coverage ratio using this measure was 37.36 to 1.

Although economic conditions in many of our markets have started to improve and global credit availability has started to ease, our customers and suppliers could still be negatively impacted by economic challenges.  We have considered these impacts in assessing the adequacy of our liquidity and capital resources and are monitoring the impact on our customers and suppliers.  Despite these challenges, we expect to generate strong cash flow from operations in 2010.  We will continue to diligently monitor our receivables for potential slowing in collections and our customers’ access to credit.

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

A significant portion of our cash flows is generated outside the U.S. More than three quarters of our cash and cash equivalents and most of our marketable securities at September 26, 2010, are denominated in foreign currencies.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.  The repatriation of cash balances from certain subsidiaries could have adverse tax consequences; however, those balances are generally available, without legal restrictions, to fund ordinary business operations at the local level.  We have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

				Change September 26, 2010 vs.
	September 26,	December 31,	September 27,	December 31,	September 27,
In millions	2010	2009	2009	2009	2009
Cash and cash equivalents	$937	$930	$686	$7	$251
Marketable securities	308	190	148	118	160
Accounts and notes receivable	2,235	2,004	1,731	231	504
Inventories	1,910	1,341	1,461	569	449
Other current assets	588	538	617	50	(29)
Current assets	5,978	5,003	4,643	975	1,335

Accounts and loans payable	1,437	994	902	443	535
Current portion of accrued warranty	396	426	422	(30)	(26)
Other accrued expenses	1,238	1,012	987	226	251
Current liabilities	3,071	2,432	2,311	639	760

Working capital	$2,907	$2,571	$2,332	$336	$575
Current ratio	1.95	2.06	2.01	(0.11)	(0.06)
Days’ sales in receivables	64	64	65	—	(1)
Inventory turnover	5.5	5.2	4.7	0.3	0.8

Current assets increased compared to December 31, 2009, primarily due to an increase in inventory levels to meet anticipated demand, increased accounts and notes receivables due to increased sales volumes, and increased investment in marketable securities.

Current liabilities increased compared to December 31, 2009, primarily due to an increase in accounts and loans payable which was the result of increased purchasing to support higher sales volume in the businesses and the acquisition of the majority interest in CWC.

Cash Flows

Cash and cash equivalents increased $7 million during the nine month period ended September 26, 2010, compared to a $260 million increase in cash and cash equivalents during the comparable period in 2009.  The change in cash and cash equivalents was as follows:

Operating Activities

	Nine months ended
	September 26,	September 27,
In millions	2010	2009	Change
Consolidated net income	$749	$194	$555
Restructuring and other charges, net of cash payments	—	21	(21)
Depreciation and amortization	239	238	1
Gain on fair value adjustment for consolidated investee	(12)	—	(12)
Deferred income taxes	83	(11)	94
Equity in income of investees, net of dividends	(95)	56	(151)
Pension contributions, net of expenses	(114)	(49)	(65)
Translation and hedging activities	10	33	(23)
Changes in:
Accounts and notes receivable	(198)	89	(287)
Inventories	(524)	360	(884)
Accounts payable	336	(155)	491
Accrued expenses	102	(185)	287
Changes in long-term liabilities	97	103	(6)
Other, net	(54)	36	(90)
Net cash provided by operating activities	$619	$730	$(111)

Net cash provided by operating activities decreased for the nine months ended September 26, 2010, versus the comparable period in 2009, primarily due to significantly higher inventory levels to meet anticipated demand, increased accounts and notes receivables consistent with the increase in sales volumes and increased equity in income of investees net of dividends.  This was partially offset by significantly higher consolidated net income and increases in accounts payable and accrued expenses as the result of increased purchasing to support higher sales volumes.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the third quarter of 2010, financial markets rebounded from the declines experienced in the second quarter of 2010.  As a result, for the nine months ended September 26, 2010, the return for our U.S. plan was 11 percent while our U.K. plan return was approximately eight percent.  Approximately 94 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining six percent of our plan assets are invested in less liquid, but market valued investments, including real estate and private equity.  We made $16 million and $167  million of pension contributions in the three and nine month periods ended September 26, 2010, respectively, and we anticipate making total contributions of approximately $220  million to our pension plans in 2010.  Expected contributions to our defined benefit pension plans in 2010 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $53 million in 2010.  The $16 million of pension contributions in the three months ended September 26, 2010, included voluntary contributions of $11 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to participants.

Investing Activities

	Nine months ended
	September 26,	September 27,
In millions	2010	2009	Change
Capital expenditures	$(170)	$(204)	$34
Proceeds from disposals of property, plant and equipment	46	8	38
Acquisition of businesses, net of cash acquired	(77)	(2)	(75)
Investments in marketable securities—net	(108)	(63)	(45)
Purchases of other investments	(54)	(54)	—
Cash flows from derivatives not designated as hedges	2	(21)	23
Other, net	(45)	(28)	(17)
Net cash used in investing activities	$(406)	$(364)	$(42)

Net cash used in investing activities increased for the nine months ended September 26, 2010, versus the comparable period in 2009, primarily due to the acquisition of CWC and increased investments in marketable securities, which were partially offset by increased proceeds from the disposal of property, plant and equipment and decreased capital expenditures.

Capital expenditures for the nine month period ended September 26, 2010, were $170 million compared to $204 million in the comparable period in 2009.  We expect capital expenditures to accelerate in the remainder of 2010.  We continue to invest in the development of new products and we plan to spend approximately $375 to $400 million in 2010.

Financing Activities

	Nine months ended
	September 26,	September 27,
In millions	2010	2009	Change
Proceeds from borrowings	$163	$11	$152
Payments on borrowings and capital lease obligations	(64)	(60)	(4)
Dividend payments on common stock	(120)	(106)	(14)
Proceeds from sale of common stock held by employee benefit trust	52	54	(2)
Repurchases of common stock	(241)	—	(241)
Other, net	—	(19)	19
Net cash used in financing activities	$(210)	$(120)	$(90)

Net cash used in financing activities increased for the nine months ended September 26, 2010, versus the comparable period in 2009, primarily due to increased repurchases of common stock, which was partially offset by increased proceeds from borrowings primarily related to the acquisition of CWC.

Our total debt was $853 million as of September 26, 2010, compared with $681 million as of December 31, 2009.  Total debt as a percent of our total capital, including total long-term debt, was 16.0 percent at September 26, 2010, compared with 14.9 percent at December 31, 2009.  The increase in total debt was principally due to acquisitions and borrowings in Brazil which were subsequently invested in marketable securitites.

In July 2010, the board of directors approved an increase in the quarterly dividends on our common stock from $0.175 per share to $0.2625.

In December 2007, the Board of Directors authorized the acquisition of up to $500 million of Cummins common stock. In 2010, we made the following quarterly purchases under this plan:

	2010
In millions (except per share amounts)	Shares	Average Cost
For each quarter ended	Purchased	Per Share
March 28	0.7	$60.36
June 27	1.8	67.39
September 26	1.0	75.77
Total	3.5	$68.57

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the third quarter of 2010 that have impacted these covenants or pricing modifications.  In September  2010, Standard and Poor’s raised our senior unsecured debt ratings to BBB+ and changed our outlook to stable. In July 2010, Moody’s Investors Service, Inc. raised our senior unsecured debt ratings to Baa2.  In March 2010, Fitch affirmed our ratings.

Credit ratings are not recommendations to buy, are subject to change and each rating should be evaluated independently of any other rating.  In addition, we undertake no obligation to update disclosures concerning our credit ratings, whether as a result of new information, future events or otherwise.  Our ratings and outlook from each of the credit rating agencies as of the date of filing are shown in the table below.

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa2	Non-Prime	Stable
Standard & Poor’s	BBB+	NR	Stable
Fitch	BBB+	BBB+	Stable

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

A discussion of all other critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2009 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2010.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 26, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conduct significant business operations in Brazil that are subject to the Brazilian federal, state and local labor, social security, tax and customs laws.  While we believe we comply with such laws, they are complex, subject to varying interpretations and we are often engaged in litigation regarding the application of these laws to particular circumstances.  In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax during the period 2004-2008.  Our results include a pre-tax recovery of $32 million recorded in cost of sales ($21 million after-tax) related to tax credits on imported products arising from an overpayment. This recovery has been excluded from segment results as it was not considered by management in its evaluation of operating results for the quarter.

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $220 million to our insurance carriers, which includes a claim for business interruption.  As of September 26, 2010, we have received $92 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.  Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum
	(a) Total		Shares Purchased	Number of Shares
	Number of	(b) Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)
June 28 - August 1, 2010	7,409	$79.61	—	174,243
August 2 - August 29, 2010	823,364	76.31	813,500	167,189
August 30 - September 26, 2010	247,595	74.88	227,300	150,671
Total	1,078,368	$76.01	1,040,800

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

In December 2007, the Board of Directors authorized us to acquire an additional $500 million worth of Cummins common stock beginning in 2008.  During the three month period ended September 26, 2010, we repurchased 1,040,800 shares under this plan.  As of September 26, 2010, we have $111 million available for purchase under this authorization.

During the three month period ended September 26, 2010, we repurchased 37,568 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

ITEM 6. Exhibits

12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*                 Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 26, 2010 and September 27, 2009, (ii) Condensed Consolidated Balance Sheets at September 26, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2010 and September 27, 2009, (iv) Condensed Consolidated Statements of Changes in Equity for the nine months ended September 26, 2010 and September 27, 2009 and (v) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf  by the undersigned, thereunto duly authorized.

Cummins Inc.
Date: October 29, 2010

By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
	Patrick J. Ward Vice President and Chief Financial Officer (Principal Financial Officer)		Marsha L. Hunt Vice President-Corporate Controller (Principal Accounting Officer)