Form 10-K
period 2010-12-31
CUMMINS INC
filed 2011-02-24
CIK 26172

Use these links to rapidly review the document
CUMMINS INC. AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates was approximately $14.4 billion at June 27, 2010. This value includes all shares of the registrant's common stock, except for treasury shares.

         As of January 28, 2011, there were 197,847,368 shares outstanding of $2.50 par value common stock.

Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement for its 2011 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2010, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

Website Access to Company's Reports

         We maintain an inherent website at www.cummins.com. Investors may obtain copies of our filings from this website free of charge as soon as reasonable practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

CUMMINS INC. AND SUBSIDIARIES

        Cummins Inc. and its consolidated subsidiaries are hereinafter sometimes referred to as "Cummins," "the Company," "we," "our," or "us."

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

        Certain parts of this annual report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should," or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward-looking statements include the following:

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

  •
  the overall stability of global economic markets and conditions; and

  •
  other risk factors described in Item 1A under the caption "Risk Factors."

        In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including the price of crude oil (diesel fuel), interest rate and currency exchange rate fluctuations, commodity prices and other future factors.

PART I

ITEM 1.    Business

OVERVIEW

        Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration, exhaust aftertreatment, fuel systems, controls and air handling systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of more than 600 company-owned and independent distributor locations and more than 6,000 dealer locations in more than 190 countries and territories.

OPERATING SEGMENTS

        We have four complementary operating segments: Engine, Power Generation, Components and Distribution. These segments share technology, customers, strategic partners, brand recognition and our distribution network to gain a competitive advantage in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products compete primarily on the basis of performance, fuel economy, speed of delivery, quality, customer support and price. Financial information about our operating segments, including geographic information, is incorporated by reference from Note 25, "OPERATING SEGMENTS," to our Consolidated Financial Statements.

Engine Segment

        Engine segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2010	2009	2008
Percent of consolidated net sales(1)	49%	49%	50%
Percent of consolidated EBIT(1)(2)	48%	34%	41%

(1)
Measured before intersegment eliminations

(2)
Defined as earnings before interest and taxes

        Our Engine segment manufactures and markets a broad range of diesel and natural gas powered engines under the Cummins brand name, as well as certain customer brand names, for the heavy- and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products including:

  •
  Engines with a displacement range of 2.8 to 91 liters and horsepower ranging from 60 to 3,500, and

  •
  New parts and service, as well as remanufactured parts and engines, through our extensive distribution network.

        Our Engine segment is organized by engine displacement size and serves these end-user markets:

  •
  Heavy-Duty Truck—We manufacture diesel engines that range from 310 to 600 horsepower serving global heavy-duty truck customers worldwide.

  •
  Medium-Duty Truck and Bus—We manufacture medium-duty diesel engines ranging from 200 to 400 horsepower serving medium-duty and inter-city delivery truck customers worldwide, with key markets including: Latin America, North America, Europe and Asia. We also provide diesel or natural gas engines for school buses, transit buses and shuttle buses worldwide, with key markets including North America, Asia, Europe and Latin America.

  •
  Light-Duty Automotive and RV—We manufacture 305 to 350 horsepower diesel engines for Chrysler's heavy-duty and chassis cab pickup trucks and 300 to 650 horsepower diesel engines for Class A motor homes, primarily in North America.

  •
  Industrial—We provide mid-range, heavy-duty and high-horsepower engines that range from 60 to 3,500 horsepower for a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation and commercial and recreational marine applications throughout the world. Across these markets we have major customers in North America, Europe/Middle East/Africa (EMEA), China, India, Southeast Asia, Latin America, Korea, Russia, Japan, Mexico and South Pacific.

        The principal customers of our heavy- and medium-duty truck engines include truck manufacturers such as PACCAR, Ford, MAN Latin America and Daimler Trucks North America. We sell our industrial engines to manufacturers of construction, agricultural and marine equipment, including Komatsu, Hyundai, Case New Holland, Belaz, Liugong, Hitachi and Brunswick. The principal customers of our light-duty on-highway engines are Chrysler and manufacturers of RVs.

        In the markets served by our Engine segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are International Truck and Engine Corporation (Engine Division), Detroit Diesel Corporation, Caterpillar Inc. (CAT) and Volvo Powertrain. Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Weichai Power Co. Ltd., MAN Nutzfahrzeuge AG (MAN), Fiat Power Systems, GE Jenbacher, Tognum AG, CAT, Volvo, Yanmar Co., Ltd., GuangxiYuchai Group and Deutz AG.

Power Generation Segment

        Power Generation segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2010	2009	2008
Percent of consolidated net sales(1)	18%	19%	20%
Percent of consolidated EBIT(1)(2)	18%	22%	28%

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

        Our Power Generation segment is organized around the following businesses:

  •
  Commercial products—Commercial products manufactures generators for commercial applications ranging from 5 kilowatts to 2.75 megawatts.

  •
  Generator technologies—Generator technologies manufactures and sells its alternator products internally as well as to other generator set assemblers. Our products are sold under the Stamford, AVK and Markon brands and range in output from 0.6kVA to 30,000 kVA.

  •
  Commercial projects—Commercial projects includes mainly all of our natural gas-fired generators business, our power generation project business and our military business.

  •
  Power electronics—Power electronics builds controls for our generators in-house. We also sell switch gear and transfer switches to both internal and external customers. This business integrates well with commercial products to provide a complete solution to customers.

  •
  Consumer—Consumer manufactures and sells consumer products under the Cummins Onan brand name including diesel, natural gas, gasoline and alternative-fuel electrical generator sets for use in RVs, commercial vehicles, recreational marine applications and home stand-by or residential applications.

        This segment continuously explores emerging technologies, such as fuel cells, wind and hybrid solutions and provides integrated power generation products utilizing technologies other than reciprocating engines. We use our own research and development capabilities as well as leverage business partnerships to develop cost-effective and environmentally sound power solutions.

        Our customer base for power generation products is highly diversified, with customer groups varying based on their power needs. Western Europe, India, the Middle East, China and Latin America are our largest geographic markets outside of North America.

        This operating segment competes with a variety of engine manufacturers and generator set assemblers across the world. CAT, Tognum (MTU) and Mitsubishi (MHI) remain our primary competitors, but we also compete with FG Wilson (Caterpillar group), Kohler, SDMO (Kohler group), Generac and numerous regional generator set assemblers. Our Generator technologies business competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.

Components Segment

        Components segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2010	2009	2008
Percent of consolidated net sales(1)	19%	18%	18%
Percent of consolidated EBIT(1)(2)	16%	13%	13%

(1)
Measured before intersegment eliminations

(2)
Defined as earnings before interest and taxes

        Our Components segment supplies products which complement our Engine segment, including filtration products, turbochargers, aftertreatment systems, intake and exhaust systems and fuel systems for commercial diesel applications. We manufacture filtration and exhaust systems for on- and off-highway heavy-duty and mid-range equipment, and we are a supplier of filtration products for industrial and passenger car applications. In addition, we develop aftertreatment and exhaust systems to help our customers meet increasingly stringent emission standards and fuel systems which to date have primarily supplied our Engine segment and our partner Scania.

        Our Components segment is organized around the following businesses:

  •
  Filtration—Our filtration business designs and manufactures filtration, coolant and chemical products. The filtration business offers over 7,000 products including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolant, diesel exhaust fluid/Adblue, fuel additives and other filtration systems to OEMs, dealers/distributors and end users. Cummins filtration supports a wide customer base in a diverse range of markets including on-highway, off-highway, oil and gas, agriculture, marine, industrial and light-duty automotive. Globally recognized Fleetguard® branded products are produced and sold in over 160 countries including North America, South America, Europe, Asia, Africa and Australia. Fleetguard products are available through thousands of distribution points worldwide.

  •
  Turbo technologies—Our turbo technologies business designs, manufactures and markets turbochargers for light-duty, mid-range, heavy-duty and high-horsepower diesel markets with manufacturing facilities in five countries and sales and distribution worldwide. Turbo technologies provides critical air handling technologies for engines, including variable geometry turbochargers, to meet challenging performance requirements and worldwide emission standards. The business primarily serves markets in North America, Asia and Europe.

  •
  Emission solutions—Our emission solutions business is a global leader in designing, manufacturing and integrating exhaust aftertreatment technology and solutions for the commercial on-and off-highway medium-duty, heavy-duty and high-horsepower engine markets. Dedicated to innovation and dependability in meeting global emission regulations, emission solutions develops and produces various emission solutions, which include custom engineering systems and integrated controls, oxidation catalysts, particulate filters, oxides of nitrogen (NOx) reduction systems such as selective catalytic reduction and NOx adsorbers and engineered components such as dosers, sensors and exhaust. With key operations in Indiana, Wisconsin, China, India, the United Kingdom, Brazil and South Africa, Cummins emission solutions serves both OEM and engine first fit and retrofit customers.

  •
  Fuel systems—Our fuel systems business designs and manufactures new and replacement fuel systems primarily for heavy-duty on-highway diesel engine applications and also remanufactures fuel systems and engine control modules. Scania and Komatsu are the business' primary external customers. Scania is also our partner in two joint ventures within our fuel systems business. The Cummins-Scania High Pressure Injection, LLC joint venture currently manufactures fuel systems used by Cummins and Scania while the Cummins-Scania XPI joint venture currently produces advanced technology fuel systems for medium-and heavy-duty engines.

        Customers of our Components segment generally include our Engine and Distribution segments, truck manufacturers and other OEMs, many of which are also customers of our Engine segment, such as PACCAR, Volvo, International Truck and Engine, CNH Global N.V., Iveco and other manufacturers that use our components in their product platforms.

        Our Components segment competes with other manufacturers of filtration, exhaust and fuel systems and turbochargers. Our primary competitors in these markets include Donaldson

Company, Inc., Clarcor Inc., Mann+Hummel Group, Honeywell International, Borg-Warner, Robert Bosch GmbH, Tenneco Inc., Eberspacher Holding GmbH & Co. KG and Denso Corporation.

Distribution Segment

        Distribution segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2010	2009	2008
Percent of consolidated net sales(1)	14%	14%	12%
Percent of consolidated EBIT(1)(2)	18%	31%	18%

(1)
Measured before intersegment eliminations

(2)
Defined as earnings before interest and taxes

        Our Distribution segment consists of 19 company-owned and 22 joint venture distributors that service and distribute the full range of our products and services to end-users at approximately 380 locations in approximately 70 distribution territories. Our company-owned distributors are located in key markets, including North America, Australia, Europe, the Middle East, India, China, Africa, Russia, Brazil, Singapore and Japan.

        The Distribution segment is organized into four primary geographic regions:

  •
  Asia Pacific,

  •
  EMEA,

  •
  North and Central America and

  •
  South America.

        Asia Pacific and EMEA are composed of seven smaller regional distributor organizations (South Pacific, India, China, Northeast/Southeast Asia, Greater Europe, the Middle East and Africa) which allow us to better manage these vast geographic territories.

        North and Central America, is mostly comprised of a network of partially-owned distributors. Internationally, our network consists of independent, partially-owned and wholly-owned distributors. Through this network, we provide parts and service to our customers. These full-service solutions include maintenance contracts, engineering services and integrated products, where we customize our products to cater to specific needs of end-users. Our distributors also serve and develop dealers, predominantly OEM dealers, in their territories by providing new products, technical support, tools, training, parts and product information.

        In addition to managing our investments in wholly-owned and partially-owned distributors, our Distribution segment is responsible for managing the performance and capabilities of our independent distributors. Our Distribution segment serves a highly diverse customer base with approximately 42 percent of their 2010 revenues being generated from the sale of new engines and power generation equipment, compared to 44 percent in 2009, and the remaining revenue generated by parts and service revenue.

        Financial information about our distributors accounted for under the equity method are incorporated by reference from Note 2, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements.

        In November 2010, we purchased a majority interest in a previously independent North American distributorship. The acquisition was accounted for under the purchase method of accounting and resulted in an aggregate purchase price of $27 million. The assets of the acquired business were primarily accounts receivable, inventory, and fixed assets. The transaction generated $1 million of goodwill.

        On January 4, 2010, we acquired the remaining 70 percent interest in Cummins Western Canada (CWC) from our former principal for consideration of approximately $71 million in order to increase our ownership interests in key portions of the distribution channel. We formed a new partnership with a new distributor principal where we own 80 percent of CWC and the new distributor principal owns 20 percent. The acquisition was effective on January 1, 2010, and was accounted for as a business combination. The results of the acquired entity were included in the Distribution operating segment as of the acquisition date including $2 million of goodwill. The assets of the acquired business were primarily inventory, fixed assets and accounts receivable. See Note 21, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements for additional detail.

        Our distributors compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with the companies that are listed above as competitors of our Engine, Power Generation or Components segments. These competitors vary by geographical location.

JOINT VENTURES, ALLIANCES AND NON-WHOLLY-OWNED SUBSIDIARIES

        We have entered into a number of joint venture agreements and alliances with business partners around the world. Our joint ventures are either distribution or manufacturing entities. We also own controlling interests in non-wholly-owned manufacturing and distribution subsidiaries. We have three approximately 80 percent owned entities that are consolidated in the Distribution segment as well as several manufacturing joint ventures in the other operating segments.

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

        Financial information about our investments in joint ventures and alliances is incorporated by reference from Note 2, "INVESTMENTS IN EQUITY INVESTEES," and Note 24, "VARIABLE INTEREST ENTITIES," to the Consolidated Financial Statements.

        Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2010		2009		2008
Distribution Entities
North American distributors	$101	32%	$100	51%	$100	43%
Komatsu Cummins Chile, Ltda	16	5%	12	6%	7	3%
All other distributors	3	1%	3	1%	5	2%
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	99	31%	33	17%	55	24%
Chongqing Cummins Engine Company, Ltd.	46	14%	36	18%	30	13%
Tata Cummins, Ltd.	14	4%	5	3%	7	3%
Shanghai Fleetguard Filter Co., Ltd.	12	4%	7	4%	8	4%
Komatsu manufacturing alliances	11	3%	(2)	(1)%	3	1%
Cummins Westport, Inc.	10	3%	3	1%	6	3%
Valvoline Cummins, Ltd.	8	3%	7	4%	2	1%
Cummins MerCruiser Diesel Marine, LLC	(3)	(1)%	(10)	(5)%	3	1%
Beijing Foton Cummins Engine Co., Ltd.	(16)	(5)%	(5)	(3)%	(4)	(2)%
All other manufacturers	20	6%	7	4%	9	4%

Cummins share of net income(1)	$321	100%	$196	100%	$231	100%

(1)
This total represents our share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to the "equity, royalty and interest income from investees" in the Consolidated Statements of Income, see Note 2, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements.

Distribution Entities

  •
  North American Distributors—Our distribution channel in North America includes 12 partially-owned distributors. Our equity interests in these nonconsolidated entities range from 30 percent to 50 percent. We also have an approximate 80 percent ownership interest in three partially owned distributors which we consolidate. While each distributor is a separate legal entity, the business of each is the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

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

  •
  Dongfeng Cummins Engine Company, Ltd.—Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation (Dongfeng), one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces Cummins four- to 13-liter mechanical engines, full-electronic diesel engines, with a power range from 125 to 545 horsepower, and natural gas engines.

  •
  Chongqing Cummins Engine Company, Ltd.—Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. The joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines, primarily serving the industrial and stationary power markets in China.

  •
  Tata Cummins Ltd.—Tata Cummins Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures the engines in India for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications.

  •
  Shanghai Fleetguard Filter Co., Ltd.—Shanghai Fleetguard Filter Co., Ltd. is a joint venture in China with Dongfeng that manufactures filtration systems.

  •
  Komatsu manufacturing alliances—Komatsu manufacturing alliances consists of two manufacturing joint ventures and one design joint venture including two in Japan and one in the U.S. with Komatsu Ltd. The joint ventures manufacture Cummins-designed medium-duty engines in Japan and Komatsu-designed high-horsepower engines in the United States (U.S.) The industrial engine design joint venture is located in Japan.

  •
  Cummins Westport, Inc.—Cummins Westport Inc. is a joint venture in Canada with Westport Innovations Inc. to market and sell automotive spark-ignited natural gas engines worldwide and to participate in joint technology projects on low-emission technologies.

  •
  Valvoline Cummins, Ltd.—Valvoline Cummins, Ltd. is a joint venture in India with Ashland Inc., USA. This joint venture manufactures and distributes lubricants and oil related products in India which are used in automotive and industrial applications. Products include transmission fluids, hydraulic lubricants, automotive filters, cooling system products, greases and specialty products.

  •
  Cummins MerCruiser Diesel Marine, LLC—Cummins MerCruiser Diesel Marine, LLC is a joint venture in the U.S. with Mercury Marine, a division of Brunswick Corporation, to develop, manufacture and sell recreational marine diesel products, including engines, sterndrive packages, inboard packages, instrument and controls, service systems and replacement and service parts and assemblies, complete integration systems and other related products.

  •
  Beijing Foton Cummins Engine Co., Ltd.—Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beijing Foton Motor Co., Ltd., a commercial vehicle manufacturer, which produces two families of Cummins high performance light-duty diesel engines in Beijing. The engines are used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles. Certain types of marine, small construction equipment and industrial applications are also served by these engine families.

Non-Wholly-Owned Manufacturing Subsidiary

        We have a controlling interest in Cummins India Ltd. (CIL), which is a publicly listed company on various stock exchanges in India. CIL produces mid-range, heavy-duty and high-horsepower engines, as well as generators for the Indian and export markets. CIL also produces compressed natural gas spark-ignited engines licensed from another of our joint ventures. CIL's net income attributable to Cummins was $46 million, $28 million and $36 million for 2010, 2009 and 2008, respectively.

SUPPLY

        We source our materials and manufactured components from leading suppliers both domestically and internationally. We machine and assemble some of the components used in our engines and power generation units, including blocks, heads, turbochargers, connecting rods, camshafts, crankshafts, filters, exhaust systems, alternators and fuel systems. We single source approximately 60 to 70 percent of the total types of parts in our product designs. We have long-term agreements with critical suppliers to assure the right capacity, delivery and quality. Although we elect to source a relatively high proportion of our total raw materials and component requirements from sole suppliers, we have established a process to annually review our sourcing strategies with a focus on the reduction of risk, which has led us to dual source critical components, where possible. We are also developing suppliers in many global or emerging markets to serve our businesses across the globe and provide alternative sources in the event of disruption from existing suppliers.

PATENTS AND TRADEMARKS

        We own or control a significant number of patents and trademarks relating to the products we manufacture. These patents and trademarks were granted and registered over a period of years. Although these patents and trademarks are generally considered beneficial to our operations, we do not believe any patent, group of patents, or trademark (other than our leading brand house trademarks) is considered significant to our business.

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

LARGEST CUSTOMERS

        We have thousands of customers around the world and have developed long-standing business relationships with many of them. We have long-term heavy-duty engine supply agreements with PACCAR and Volvo Trucks North America. We have mid-range supply agreements with PACCAR, as its exclusive engine supplier, as well as with Daimler Trucks North America (formerly Freightliner LLC), Ford and MAN (formerly Volkswagen). We also have an agreement with Chrysler for supplying the engine for use in Dodge Ram trucks. In our off-highway markets, Cummins has various engine and component supply agreements ranging across our midrange and high-horsepower businesses with Komatsu Ltd., as well as various joint ventures and other license agreements in our Engine, Component and Distribution segments. Collectively, our net sales to these seven customers was approximately 25 percent of consolidated net sales in 2010, compared to approximately 23 percent in 2009 and 22 percent in 2008 and individually was less than eight percent of consolidated net sales to any single customer in 2010, compared to less than nine percent and less than eight percent in 2009 and 2008, respectively. These agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that assure the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.

BACKLOG

        As a result of the improving economy in 2010, our lead times increased from their lower levels during the recession. While we have supply agreements with some truck and off-highway equipment OEMs, most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm.

RESEARCH AND DEVELOPMENT EXPENSE

        Our research and development program is focused on product improvements, innovations and cost reductions for our customers. We expense research and development expenditures, net of contract reimbursements, when incurred. Research and development expenses, net of contract reimbursements, were $402 million in 2010, $362 million in 2009 and $422 million in 2008. Contract reimbursements were $68 million in 2010, $92 million in 2009 and $61 million in 2008.

        For 2010, 2009 and 2008, approximately $38 million, $151 million and $116 million or 9 percent, 42 percent and 27 percent respectively, were directly related to compliance with 2010 Environmental Protection Agency (EPA) emission standards. For 2010, approximately $36 million or 9 percent was directly related to compliance with 2013 EPA emission standards. In 2010, we increased research, development and engineering expenses as we continued to invest in future critical technologies and products. We will continue to make investments to improve our current technologies, to continue to meet the future emission requirements around the world and improve fuel economy.

ENVIRONMENTAL COMPLIANCE

Sustainability

        We continue to be a leader in sustainable business development and practices. We have invested significantly in new products and technologies designed to further lower emission and increase fuel efficiency from our products. We have increased our commitment to addressing the global impact of climate change through the structured approach of our 10 climate change principles developed last year that address ways we are becoming a greater part of the solution. We have worked collaboratively with customers to improve their fuel economy and reduce their carbon footprint. We have significantly reduced greenhouse gas (GHG) emission from our facilities through a strong energy efficiency program and we met our publically stated goal of 25 percent intensity reduction after complete 2010 goal-year environmental data was verified. We have taken leadership positions on climate change by articulating our positions on key public policy issues surrounding climate change. For the sixth consecutive year, we were named to the Dow Jones World Sustainability Index, which recognizes the top 10 percent of the world's largest 2,500 companies in economic, environmental and social leadership. Our sustainability report for 2010 is available on our website at www.cummins.com.

Product Environmental Compliance

        Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emission and noise. Our products comply with all current emission standards that the EPA, the California Air Resources Board (CARB) and other state and international regulatory agencies have established for heavy-duty on-highway diesel and gas engines and off-highway engines. Our ability to comply with these and future emission standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Failure to comply with these standards could result in adverse effects on our future financial results.

EPA Engine Certifications

        The current on-highway emission standards came into effect in the U.S. on January 1, 2010. To meet the 2010 U.S. EPA heavy-duty on-highway emission standards, we used an evolution of our proven 2007 technology solution to maintain power and torque with substantial fuel economy improvement and maintenance intervals comparable with our 2007 compliant engines. We offer a complete lineup of on-highway engines to meet the near-zero emission standards. Mid-range and heavy-duty engines for EPA 2010 require nitrogen oxide (NOx) aftertreatment. NOx reduction is achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, Selective Catalytic Reduction (SCR) technology, next-generation cooled exhaust gas recirculation (EGR), advanced electronic controls, proven air handling and the Cummins Particulate Filter. The EPA and CARB have certified that our engines meet the 2010 emission requirements. Emission standards in international markets, including Europe, Japan, Mexico, Australia, Brazil, India and China are becoming more stringent. We believe that our experience in meeting U.S. emission standards leaves us well positioned to take advantage of opportunities in these markets as the need for emission control capability grows.

        Federal and California regulations require manufacturers to report failures of emission-related components to the EPA and CARB when the failure rate reaches a specified level. At higher failure rates, a product recall may be required. In 2010, we submitted eleven reports to the EPA relating to software corrections in the engine control module and to the exhaust aftertreatment system. The software corrections related to the engine control module and exhaust aftertreatment system necessitated the campaigns of approximately 11,400 and 6,310 engines, respectively.

Other Environmental Statutes and Regulations

        Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of our annual capital outlays and are not expected to be material in 2011. Except as follows, we believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.

        In the U.S., pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we have been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended or similar state laws, at approximately 20 waste disposal sites. Based upon our experiences at similar sites we believe that our aggregate future remediation costs will not be significant. We have established accruals that we believe are adequate for our expected future liability with respect to these sites.

        In addition, we have four other sites where we are working with governmental authorities on remediation projects. The costs for these remediation projects are not expected to be material.

EMPLOYEES

        As of December 31, 2010, we employed approximately 39,200 persons worldwide. Approximately 15,500 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2011 and 2015. For a discussion of the effects of our 2008 and 2009 restructuring actions on employment, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 22, "RESTRUCTURING AND OTHER CHARGES," to our Consolidated Financial Statements in this Form 10-K.

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

        Our internet site is www.cummins.com. You can access our Investors and Media webpage through our internet site, by clicking on the heading "Investors and Media" followed by the "Investor Relations" link. We make available, free of charge, on or through our Investors and Media webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Following are the names and ages of the executive officers of Cummins Inc., their positions with us as of January 31, 2011, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Theodore M. Solso (63)	Chairman of the Board of Directors and Chief Executive Officer (2000)
N. Thomas Linebarger (48)	President and Chief Operating Officer (2008)	Executive Vice President and President—Power Generation (2005-2008)
Pamela L. Carter (61)	Vice President and President—Distribution Business (2008)	President—Cummins Filtration (2006-2008), President—Fleetguard (2005-2006)
Steven M. Chapman (56)	Group Vice President—China and Russia (2009)	Vice President—Emerging Markets and Businesses (2005-2009)
Richard J. Freeland (53)	Vice President and President—Engine Business (2010)	Vice President and President—Components Group (2008-2010), Vice President and President—Worldwide Distribution Business (2005-2008)
Mark R. Gerstle (55)	Vice President and Chief Administrative Officer (2008)	Vice President—Corporate Quality and Chief Risk Officer (2005-2008)
Richard E. Harris (58)	Vice President—Chief Investment Officer (2008)	Vice President—Treasurer (2003-2008)
Marsha L. Hunt (47)	Vice President—Corporate Controller (2003)
Marya M. Rose (48)	Vice President—General Counsel and Corporate Secretary (2001)
Livingston L. Satterthwaite (50)	Vice President and President—Power Generation (2008)	Vice President—Generator Set Business (2003-2008)
Anant Talaulicar (49)	Vice President and President—Components Group (2010)	Vice President and Managing Director—India ABO (2004-2010), Chairman and Managing Director—Cummins India Ltd. (2003-2010)
John C. Wall (59)	Vice President—Chief Technical Officer (2000)
Patrick J. Ward (47)	Vice President—Chief Financial Officer (2008)	Vice President—Engine Business Controller (2005-2008)

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

The discovery of any significant problems with our new engine platforms in North America could materially adversely impact our results of operations, financial condition and cash flows.

        The Environmental Protection Agency (EPA) and California Air Resources Board (CARB) have certified all of our 2011 on-highway and off-highway engines, which utilize selective catalytic reduction (SCR) technology to meet requisite emission levels. We introduced SCR technology into our engine platforms in 2010. The effective performance of SCR technology and the overall performance of these engine platforms impact a number of our operating segments and remain crucial to our success in North America. While the model year 2010 engine platforms have performed well in the field and the 2011 model year engines have undergone extensive testing, the discovery of any significant problems in these platforms could result in recall campaigns, increased warranty costs, reputational risk and brand risk.

Another downturn in our markets could materially adversely affect our results of operations, financial condition and cash flows again.

        Although the emerging markets, including China, India and Brazil, recovered in 2010, the global economy remains fragile, with North America and other developed countries continuing to experience sluggish results and certain countries in Europe experiencing a debt crisis. If the global economy were to take another significant downturn, depending upon the length, duration and severity of such a downturn, our results of operations, financial condition and cash flow would almost certainly be materially adversely affected again. Specifically, our revenues would likely decrease, we may be forced to consider further restructuring actions, we may need to increase our allowance for doubtful accounts, our days sales outstanding may increase and we could experience impairments to assets of certain of our businesses.

Another downturn in the North American and European automotive industries could adversely impact our business.

        A number of companies in the global automotive industry have experienced significant financial difficulties in recent years. In North America, General Motors Corporation ("GM"), Ford Motor Company and Chrysler Group, LLC ("Chrysler") experienced declining markets; furthermore, GM and Chrysler previously filed for, and then exited, bankruptcy under Chapter 11 of the U.S. bankruptcy code and accepted substantial monetary infusions from the U.S. government. Automakers across Europe and Japan also experienced difficulties from a weakened economy and tightening credit markets. Because many of our suppliers also supply automotive industry participants, the difficult automotive industry conditions also adversely affected our supply base. During the recession, lower production levels for some of our key suppliers, increases in certain raw material, commodity and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base. A return to financial distress within the automotive industry and our shared supply base and/or the subsequent bankruptcy of one or more additional automakers may lead to further supplier bankruptcies, commercial disputes, supply chain interruptions, supplier requests for company sponsored capital support or a collapse of the supply chain.

We rely on income from investees that we do not directly control.

        Our net income includes significant equity, royalty and interest income from investees that we do not directly control. For 2010, we recognized $351 million of equity, royalty and interest income from investees, compared to $214 million in 2009. The majority of our equity, royalty and interest income from investees comes from our 12 unconsolidated North American distributors, and from two of our joint ventures in China, Dongfeng Cummins Engine Company, Ltd. ("DCEC") and Chongqing Cummins Engine Company, Ltd. ("CCEC"). Our equity ownership interests in our unconsolidated North American distributors generally range from 30 percent to 50 percent. We have 50 percent equity ownership interests in DCEC and CCEC. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or operations, which puts a substantial portion of our net income at risk from the actions or inactions of these other entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations.

Government regulation could adversely affect our business.

        Our engines are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the EPA, the European Union, state regulatory agencies, such as the CARB and other regulatory agencies around the world. We have made, and will be required to continue to make, significant capital and research expenditures to comply with these regulatory standards. Developing engines to meet changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emission. For example, we were required to develop new engines to comply with stringent emission standards in the U.S. by January 1, 2010, including the reduction of NOx emission to near zero levels, among other requirements. While we were able to meet this and previous deadlines, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. Further, the successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.

Our truck manufacturers and OEM customers may not continue to outsource their engine supply needs.

        Several of our engine customers, including PACCAR Inc., Volvo AB and Chrysler, are truck manufacturers or OEMs that manufacture engines for some of their own products. Despite their engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission capability, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. Increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could have a material adverse effect on our results of operations.

Our products are exposed to variability in material and commodity costs.

        Our businesses establish prices with our customers in accordance with contractual time frames; however, the timing of market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions. Additionally, higher material and commodity costs around the world may offset our efforts to reduce our cost structure. While we customarily enter into financial transactions to address some of these risks (i.e. copper, platinum and palladium), there can be no assurance that commodity price fluctuations will not adversely affect our results of operations, financial condition and cash flows. In addition, while the use of commodity price hedging instruments may provide us with protection from adverse fluctuations in commodity prices, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in price. As a result, higher material and commodity costs, as well as hedging these commodity costs during periods of decreasing prices, could result in declining margins.

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

We are vulnerable to supply shortages from single-sourced suppliers.

        During 2010, we single sourced approximately 60 to 70 percent of the total types of parts in our product designs. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers, including capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, weather emergencies or acts of war or terrorism. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers.

Our products are subject to recall for performance or safety-related issues.

        Our products may be subject to recall for performance or safety-related issues. Product recalls subject us to harm to our reputation, loss of current and future customers, reduced revenue and product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue.

We face significant competition in the markets we serve.

        The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. We primarily compete in the market with diesel engines and related diesel products; however, new technologies continue to be developed for gasoline and other technologies and we will continue to face new competition from these expanding technologies. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support. We also face competitors in some emerging markets who have established local practices and long standing relationships with participants in these markets. There can be no assurance that our products will be able to compete successfully with the products of other companies and in other markets. For a more complete discussion of the competitive environment in which each of our segments operates, see "Operating Segments" in "Item 1 Business."

We are exposed to political, economic and other risks that arise from operating a multinational business.

        Approximately 64 percent of our net sales for 2010 were attributable to customers outside the U.S., compared to 52 percent in 2009. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

  •
  the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

  •
  trade protection measures and import or export licensing requirements;

  •
  the imposition of taxes on foreign income and tax rates in certain foreign countries that exceed those in the U.S.;

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

        Significant declines in future financial and stock market conditions could cause material losses in our pension plan assets, which could result in increased pension expense in future years and adverse changes to our financial condition. Depending upon the severity of market declines and government regulatory changes, we may be legally obligated to make pension payments in the U.S. and perhaps other countries, and these contributions could be material.

We face reputational and legal risk from operation outside the U.S. and affiliations with joint venture partners

        Several of our foreign subsidiaries, affiliates and joint venture partners are located outside the U.S. with laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. laws or customs or our Code of Business Conduct and actions by these entities may cause us legal or reputational risk if they violate applicable laws, rules or business practices.

We face the challenge of increasing our capacity and ramping up our production at the appropriate pace as we exit the downturn.

        Prior to the recession, we experienced capacity constraints and longer lead times for certain products. Accurately forecasting our expected volumes and appropriately adjusting our capacity as we exit the downturn have been, and will continue to be, important factors in determining our results of operations. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products, which could prevent us from meeting increased customer demand and could harm our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations.

Our business is exposed to risks of product liability claims.

        We face an inherent business risk of exposure to product liability claims in the event that our products' failure to perform to specification results, or is alleged to result in property damage, bodily injury and/or death. We may experience material product liability losses in the future. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a significant product liability claim could have a material adverse effect upon us. In addition, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.

We may need to write off significant investments in our new light-duty diesel engine platforms if customer commitments further deteriorate.

        We began development of a new light-duty diesel engine platform in July 2006 to be used in a variety of on- and off-highway applications. Since that time, and as of December 31, 2010, we have capitalized investments of approximately $218 million. Market uncertainty due to the global recession resulted in some customers delaying or cancelling their vehicle programs, while others remain active. If customer expectations or volume projections further deteriorate from our current levels and we do not identify new customers, we may need to recognize an impairment charge and write the assets down to net realizable value.

Our operations are subject to extensive environmental laws and regulations.

        Our plants and operations are subject to increasingly stringent environmental laws and regulations in all of the countries in which we operate, including laws and regulations governing air emission, discharges to water and the generation, handling, storage, transportation, treatment and disposal of waste materials. While we believe that we are in compliance in all material respects with these environmental laws and regulations, there can be no assurance that we will not be adversely impacted by costs, liabilities or claims with respect to existing or subsequently acquired operations, under either present laws and regulations or those that may be adopted or imposed in the future. We are also subject to laws requiring the cleanup of contaminated property. If a release of hazardous substances occurs at or from any of our current or former properties or at a landfill or another location where we have disposed of hazardous materials, we may be held liable for the contamination and the amount of such liability could be material.

Unanticipated changes in our effective tax rate, the adoption of new tax legislation or exposure to additional income tax liabilities could adversely affect our profitability.

        We are subject to income taxes in the U.S. and numerous international jurisdictions. Our income tax provision and cash tax liability in the future could be adversely affected by changes in the distribution of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. The amounts ultimately paid upon resolution of these or subsequent tax audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our tax provision.

We may be adversely impacted by work stoppages and other labor matters.

        As of December 31, 2010, we employed approximately 39,200 persons worldwide. Approximately 15,500 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2011 and 2015. While we have no reason to believe that we will be impacted by work stoppages and other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or suppliers could result in slow-downs or closures that would have a material adverse effect on our operations.

Our financial statements are subject to changes in accounting standards that could adversely impact our profitability or financial position.

        Our financial statements are subject to the application of accounting principles generally accepted in the United States of America (GAAP), which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board. Recently, accounting standard setters issued new guidance which further interprets or seeks to revise accounting pronouncements related to revenue recognition and lease accounting as well as to issue new standards expanding disclosures. The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in our annual and quarterly reports on Form 10-K and Form 10-Q. An assessment of proposed standards is not provided, as such proposals are subject to change through the exposure process and, therefore, their effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on the reported results of operations and financial position.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

Manufacturing Facilities

        Our principal manufacturing facilities include our plants used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.
Engine	Indiana: Columbus, Seymour	Belgium: Rumst
	Tennessee: Memphis	Brazil: Sao Paulo
	New Mexico: Clovis	China: Wuhan
	New York: Lakewood	India: Pune
	North Carolina: Whitakers	Mexico: San Luis Potosi
United Kingdom (U.K.): Darlington, Daventry, Cumbernauld
Singapore: Singapore SG
Power Generation	Indiana: Elkhart	Brazil: Sao Paulo
	Minnesota: Fridley	China: Wuxi, Wuhan
Germany: Ingolstadt
India: Pirangut, Daman, Ahmendnagar, Ranjangaon
Mexico: San Luis Potosi
Romania: Craiova
Singapore: Singapore SG
U.K.: Margate, Manston, Stamford

Segment	U.S. Facilities	Facilities Outside the U.S.
Components	Indiana: Columbus	Australia: Scoresby, Kilsyth
	Ohio: Findlay	Brazil: Sao Paulo
	South Carolina: Ladson, Charleston	China: Beijing, Hubei Sheng, Shangai, Wuxi
	Tennessee: Cookeville	France: Quimper
	Texas: El Paso	India: Pune, Daman, Dewas, Pithampur,
	Wisconsin: Janesville, Mineral Point,	Radurapur
	Arcadia, Black River Falls, Viroqua,	Japan: Tokyo
	Neillsville, Bloomer	Mexico: Ciudad Juarez, San Luis Potosi
Singapore: Singapore SG
South Africa: Pretoria, Johannesburg
U.K.: Darlington, Huddersfield

        In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.K., China, India, Japan, Pakistan, South Korea, Turkey and Indonesia.

Distribution Facilities

        The principal distribution facilities used by our Distribution segment are located in the following locations:

U.S. Facilities	Facilities Outside the U.S.
Massachusetts: Dedham	Australia: Scoresby
New York: Bronx	Belgium: Mechelen
Pennsylvania: Bristol, Harrisburg	Canada: Surrey, Edmonton
China: Beijing, Shanghai
Germany: Gross Gerau
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

ITEM 4.    (Removed and Reserved)

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        (a)   Our common stock, par value $2.50 per share, is listed on the NYSE under the symbol "CMI." For information about the quoted market prices of our common stock, information regarding dividend payments and the number of common stock shareholders, see "Selected Quarterly Financial Data" in this report. For other matters related to our common stock and shareholders' equity, see Note 14, "CUMMINS INC. SHAREHOLDERS' EQUITY," to the Consolidated Financial Statements.

        (b)   Use of proceeds—not applicable.

        (c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 27, - October 31, 2010	3,391	$91.18	—	145,336
November 1 - November 28, 2010	19,691	95.33	—	129,784
November 29 - December 31, 2010	14,957	106.05	—	117,989

Total	38,039	$99.18	—

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

        In December 2007, the Board of Directors authorized us to acquire an additional $500 million of our common stock beginning in 2008. This authorization does not have an expiration date. We acquired $128 million in 2008, $20 million in 2009 and $241 million in 2010, leaving $111 million available for purchase under this authorization at December 31, 2010. In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of Cummins common stock upon the completion of the $500 million program.

        During the fourth quarter of 2010, we repurchased 38,039 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for initial five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. We hold participants' shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

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

        The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. In 2010, we re-evaluated our peer group that management benchmarks against and have chosen to include companies that participate in similar end-markets and have similar businesses. Our revised peer group includes BorgWarner Inc, Caterpillar, Inc., Daimler AG, Danaher Corporation, Deere & Company, Donaldson Company Inc., Eaton Corporation, Emerson Electric Co., W.W. Grainger Inc. , Honeywell International, Illinois Tool Works Inc., Ingersoll-Rand Company Ltd., Navistar International Corporation, Paccar Inc., Parker-Hannifin Corporation, Textron Inc. and Volvo AB. Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG CUMMINS, INC., S&P 500
INDEX AND CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON JAN 01, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC 31, 2010

ITEM 6.    Selected Financial Data

        The selected financial information presented below for each of the five years ended December 31, 2010, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In millions, except per share amounts	2010	2009	2008	2007	2006
For the years ended December 31,
Net sales	$13,226	$10,800	$14,342	$13,048	$11,362
U.S. percentage of sales	36%	48%	41%	46%	50%
Non-U.S. percentage of sales	64%	52%	59%	54%	50%
Gross margin	3,168	2,169	2,940	2,556	2,465
Research, development and engineering expenses	414	362	422	329	321
Equity, royalty and interest income from investees	351	214	253	205	140
Interest expense	40	35	42	58	96
Consolidated net income(1)	1,140	484	818	788	759
Net income attributable to Cummins Inc.(1)(2)	1,040	428	755	739	715
Net earnings per share attributable to Cummins Inc.(3)
Basic	$5.29	$2.17	$3.87	$3.72	$3.76
Diluted	5.28	2.16	3.84	3.70	3.55
Cash dividends declared per share	0.875	0.70	0.60	0.43	0.33
Cash flows from operations	$1,006	$1,137	$987	$810	$840
Capital expenditures	364	310	543	353	249
At December 31,
Cash and cash equivalents	$1,023	$930	$426	$577	$840
Total assets	10,402	8,816	8,519	8,195	7,465
Long-term debt	709	637	629	555	647
Total equity(4)	4,996	4,020	3,480	3,702	3,056

(1)
For the year ended December 31, 2010, consolidated net income included $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax during the period of 2004-2008. Consolidated net income includes a pre-tax recovery related to tax credits on imported products arising from this overpayment. For the year ended December 31, 2009, consolidated net income included $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries. For the year ended December 31, 2008, consolidated net income included a $37 million restructuring charge, a $36 million decrease in cash surrender value in corporate owned life insurance and $5 million of losses related to flood damages.

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

(4)
During 2006, we adopted the provisions of accounting for defined benefit pension and other postretirement plans under accounting principles generally accepted in the United States of America (GAAP), which resulted in a $94 million non-cash charge to equity. In 2008, we recorded a $433 million non-cash charge to equity to reflect losses associated with the effect of market conditions on our pension plans. In 2010, we recorded a $125 million non-cash credit to equity to reflect gains associated with the effect of market conditions on our pension plans.

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
  2011 Outlook

  •
  Results of Operations

  •
  Restructuring and Other Charges

  •
  Operating Segment Results

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Other Commercial Commitments

  •
  Off Balance Sheet Arrangements

  •
  Application of Critical Accounting Estimates

  •
  Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

        We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration, exhaust aftertreatment, fuel systems, controls and air handling systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., Chrysler Group, LLC, Daimler Trucks North America, MAN Nutzfahrzeuge AG, Ford Motor Company, Komatsu, Volvo AB and Case New Holland. We serve our customers through a network of more than 600 company-owned and independent distributor locations and approximately 6,000 dealer locations in more than 190 countries and territories.

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

        Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and our customers' access to credit. Our sales may also be impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in markets we serve generally result in reductions in sales and pricing of our products. As a worldwide business, our operations are also affected by political, economic and regulatory matters, including environmental and emission standards, in the countries we serve. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.

        In 2010, emerging markets recovered with stronger demand in China, India and Brazil, while we started to see modest but uneven signs of recovery in developed markets. As we expected, after the strong demand in the second half of 2009, in advance of the 2010 United States (U.S.) emission change, demand for heavy-duty on-highway products in North America decreased approximately 61 percent in 2010 versus 2009. In addition, medium-duty truck shipments in North America decreased 34 percent in 2010 versus 2009. Excluding North American on-highway markets, overall order trends improved and were consistent with our expectations of organic revenue growth in 2010. In recognition of the global economic challenges, we launched significant restructuring initiatives in late 2008 and 2009 that were designed to reduce structural and overhead costs across all of our businesses, improve operational performance, strengthen our position in emerging markets and prepare to capitalize on the eventual recovery in North America and Europe. These initiatives helped to mitigate the adverse volume impacts that certain markets experienced and they better position us for when a more robust economic recovery extends beyond the emerging markets. Despite the slow recovery in the U.S. markets and Europe, we were able to operate much more efficiently and, as a result, recorded the most profitable results in our history in 2010.

        The following table contains sales and earnings before interest and taxes (EBIT) results by operating segment for the years ended December 31, 2010 and 2009. Refer to the section titled "Operating Segment Results" later in MD&A for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to income before taxes.

Operating Segments

	2010			2009			Percent change 2010 vs. 2009
		Percent of Total			Percent of Total
In millions	Sales		EBIT	Sales		EBIT	Sales	EBIT
Engine	$7,888	60%	$809	$6,405	59%	$252	23%	NM
Power Generation	2,919	22%	299	2,417	22%	167	21%	79%
Components	3,046	23%	278	2,355	22%	95	29%	NM
Distribution	2,324	18%	297	1,784	17%	235	30%	26%
Intersegment eliminations	(2,951)	(23)%	—	(2,161)	(20)%	—	37%	—
Non-segment	—	—	(26)	—	—	(74)	—	(65)%

Total	$13,226	100%	$1,657	$10,800	100%	$675	22%	NM

        Net income attributable to Cummins Inc. for 2010 was $1,040 million, or $5.28 per diluted share, on sales of $13.2 billion, compared to 2009 net income attributable to Cummins Inc. of $428 million, or $2.16 per diluted share, on sales of $10.8 billion. We recorded restructuring and other charges of $99 million ($65 million after -tax, or $0.33 per diluted share) in 2009. For a detailed discussion of restructuring see Note 22, "RESTRUCTURING AND OTHER CHARGES," to our Consolidated Financial Statements. The increase in income was driven by higher volumes in emerging markets, price improvements, increased equity income, decreased warranty expenses and restructuring charges incurred in 2009 that were not repeated in 2010. These were partially offset by higher income tax expense, selling, general and administrative expenses and research, development and engineering expenses in 2010 as compared to 2009.

        In 2010, we recorded a pre-tax recovery of $32 million ($21 million after -tax, or $0.11 per diluted share) related to the overpayment of revenue based taxes on imported products in Brazil from 2004-2008. The tax recovery was recorded in cost of sales in our non segment business results as it was not considered by management in its evaluation of operating results for the year.

        We generated $1,006 million of operating cash flows for the twelve months ended December 31, 2010, compared to $1,137 million for the twelve months ended December 31, 2009. Refer to the section titled "Operating Activities" later in the MD&A for a discussion of items impacting cash flows. In December 2007, our Board of Directors authorized the acquisition of up to $500 million of our common stock. In February 2009, we temporarily suspended our stock repurchase program to conserve cash through the U.S. recession. We resumed stock repurchases under our Board authorization in the fourth quarter of 2009 and we have repurchased $241 million of common stock during 2010. In February 2011, the Board of Directors authorized the acquisition of up to $1 billion of Cummins common stock. In July 2010, our Board authorized a dividend increase of 50 percent to $0.2625 effective in the third quarter. Our debt to capital ratio (total capital defined as debt plus equity) at December 31, 2010, was 14.4 percent, compared to 14.9 percent at December 31, 2009. We currently have a Baa2 credit rating with a stable outlook from Moody's Investors Services, a BBB+ credit rating with a stable outlook from Standard and Poor's and a BBB+ credit rating and a positive outlook from Fitch. In addition to the $1.362 billion in cash and marketable securities on hand, we have sufficient access to our revolver and accounts receivable program to meet currently anticipated growth and funding needs.

        Our global pension plans, including our unfunded non-qualified plans, were 96 percent funded at year-end 2010. The U.S. qualified plan, which is approximately 62 percent of the worldwide pension obligation, was 99 percent funded, and the international plans were 107 percent funded. Asset returns in 2010 for the U.S. qualified plan were 15.2 percent while the year-end 2010 discount rate was 5.40%, down 0.20 percentage points from the 2009 discount rate of 5.60%. We expect to contribute $130 million of cash to our global pension plans in 2011. We do not have a required minimum pension contribution obligation for our U.S. plans in 2010. We expect pension and other postretirement benefit expense in 2011 to decrease by approximately $5 million pre-tax, or $0.02 per diluted share, when compared to 2010. Refer to application of critical accounting estimates within MD&A and Note 11, "PENSION AND OTHER POST RETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other post-retirement benefit plans.

2011 OUTLOOK

Near-Term:

        In 2010, economies in emerging markets, including China, India and Brazil, recovered and we started to see signs of economic recovery in developed markets. We expect the following positive trends in 2011:

  •
  Markets for the majority of our products in China, India and Brazil should continue to grow, but at a slower pace than experienced in 2010 and we are expanding our capacity in China and India to meet the expected demand.

  •
  Our markets in North America are expected to improve, especially with the anticipated strong recovery of on-highway truck markets and a significant improvement in our power generation markets.

  •
  Other markets for our products will continue to expand, including Mexico, the Middle East and Europe.

  •
  We expect most of our other markets to continue to grow.

        We expect the following challenges to our business that will put pressure on earnings in 2011:

  •
  A higher mix of EPA 2010 compliant engines will likely increase our product warranty.

  •
  We will increase our investment in new product development.

  •
  Our joint ventures will likely experience slower growth as we invest in capacity.

  •
  Increasing commodity costs could continue to put downward pressure on earnings.

Long-Term:

        We see improvements in most of our current markets and we are confident that opportunities for long-term profitable growth will continue in the future.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
In millions (except per share amounts)	2010	2009	2008	Amount	Percent	Amount	Percent
Net sales	$13,226	$10,800	$14,342	$2,426	22%	$(3,542)	(25)%
Cost of sales	10,058	8,631	11,402	(1,427)	(17)%	2,771	24%

Gross margin	3,168	2,169	2,940	999	46%	(771)	(26)%
Operating expenses and income
Selling, general and administrative expenses	1,487	1,239	1,450	(248)	(20)%	211	15%
Research, development and engineering expenses	414	362	422	(52)	(14)%	60	14%
Equity, royalty and interest income from investees	351	214	253	137	64%	(39)	(15)%
Restructuring and other charges	—	99	37	99	100%	(62)	NM
Other operating (expense) income, net	(16)	(1)	(12)	(15)	NM	11	92%

Operating income	1,602	682	1,272	920	NM	(590)	(46)%
Interest income	21	8	18	13	NM	(10)	(56)%
Interest expense	40	35	42	(5)	(14)%	7	17%
Other income (expense), net	34	(15)	(70)	49	NM	55	79%

Income before income taxes	1,617	640	1,178	977	NM	(538)	(46)%
Income tax expense	477	156	360	(321)	NM	204	57%

Consolidated net income	1,140	484	818	656	NM	(334)	(41)%
Less: Net income attributable to noncontrolling interests	100	56	63	(44)	(79)%	7	11%

Net income attributable to Cummins Inc.	$1,040	$428	$755	$612	NM	$(327)	(43)%

Diluted earnings per common share attributable to Cummins Inc.	$5.28	$2.16	$3.84	$3.12	NM	$(1.68)	(44)%

"NM"—not meaningful information.

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Gross margin	24.0%	20.1%	20.5%	3.9	(0.4)
Selling, general and administrative expenses	11.2%	11.5%	10.1%	0.3	(1.4)
Research, development and engineering expenses	3.1%	3.4%	2.9%	0.3	(0.5)

2010 vs. 2009

Net Sales

        Sales increased in all segments primarily due to increased demand from the recovery of emerging markets and improvement in developed markets. The primary drivers for the increase in sales were:

  •
  Engine segment sales increased by 23 percent due to increased demand in most lines of business, led by increased demand in international industrial sales, stationary power engine sales, North American light-duty automotive sales and international medium-duty truck sales.

  •
  Power Generation segment sales increased by 21 percent due to increased sales in most lines of business led by commercial products.

  •
  Components segment sales increased by 29 percent due to increased demand in all lines of business led by emission solutions, turbo technologies and filtration businesses.

  •
  Distribution segment sales increased by 30 percent primarily due to the acquisition of the majority interest in an equity investee and increased sales in all geographic regions.

        A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.

        Sales to international markets were 64 percent of total net sales in 2010, compared with 52 percent of total net sales in 2009 and 59 percent of total net sales in 2008.

Gross Margin

        Significant drivers of the change in gross margin were as follows:

In millions	2010 vs. 2009 Increase/(Decrease)
Volume/mix	$469
Warranty expense	145
Price	136
Material costs	109
Acquisitions	63
Currency	62
Brazil tax recovery	32
Other	(17)

Total	$999

        Gross margin increased by $999 million and as a percentage of sales increased by 3.9 percentage points. The significant improvement was led by higher volumes, decreases in warranty expense, increased pricing and favorable material costs.

        The warranty provision on sales issued in 2010 as a percentage of sales was 3.0 percent compared to 3.3 percent in 2009. The decrease as a percentage of sales was primarily due to engine mix. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.

        In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax on imported products during the period 2004-2008. Our results include a pre-tax recovery of $32 million in cost of sales ($21 million after-tax) related to tax credits arising from an overpayment. This recovery has been excluded from segment results as it was not considered by management in its evaluation of operating results for the year.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased primarily due to higher volumes in support of the business and an increase of $151 million in compensation and related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation. Variable compensation related to 2010 performance increased $93 million over variable compensation related to 2009 performance. Salaries and fringe benefits increased due to severance actions taken throughout 2009 that were partially offset by increased employment in 2010. Overall, selling, general and administrative expenses as a percentage of sales decreased slightly to 11.2 percent in 2010 from 11.5 percent in 2009.

Research, Development and Engineering Expenses

        Research, development and engineering expenses increased primarily due to an increase of $35 million in compensation and related expenses and a decrease of $24 million in reimbursements. Compensation and related expenses include salaries, fringe benefits and variable compensation. Variable compensation related to 2010 performance increased $20 million over variable compensation related to 2009 performance. Overall, research, development and engineering expenses, as a percentage of sales, decreased slightly to 3.1 percent in 2010 from 3.4 percent in 2009. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

        Equity, royalty and interest income from investees increased primarily due to the following:

In millions	2010 vs. 2009 Increase/(Decrease)
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$66
Komatsu manufacturing alliances	13
Royalty and interest income	12

        These overall increases were primarily due to higher demand as a result of economic recovery in emerging markets.

Other Operating (Expense) Income, Net

        Other operating (expense) income was as follows:

	Years ended December 31,
In millions	2010	2009
Amortization of intangible assets	$(15)	$(7)
Loss on sale of fixed assets	(4)	(8)
Royalty expense	(3)	(7)
Flood damage (loss) gain(1)	(2)	12
Royalty income	10	8
Other, net	(2)	1

Total other operating (expense) income, net	$(16)	$(1)

(1)
In 2009, the flood gain represents flood insurance proceeds received which more than offset flood related expenses recognized in 2009 and 2008.

Interest Income

        Interest income increased primarily due to higher investment balances in 2010 compared to 2009.

Interest Expense

        Interest expense increased primarily due to higher borrowings in 2010 compared to 2009.

Other Income (Expense), Net

        Other income (expense) was as follows:

	Years ended December 31,
In millions	2010	2009
Change in cash surrender value of corporate owned life insurance(1)	$12	$(4)
Gain on acquisition of Cummins Western Canada (CWC)	12	—
Dividend income	7	5
Life insurance proceeds	7	—
Foreign currency losses, net(2)	(1)	(20)
Bank charges	(15)	(14)
Other, net	12	18

Total other income (expense), net	$34	$(15)

(1)
The change in cash surrender value of corporate owned life insurance for the years ended December 31, 2010, was due to improved market performance. The change in the cash surrender value of corporate owned life insurance for the year ended December 31, 2009, was due to market deterioration.

(2)
The foreign currency exchange losses in 2009 were due to unfavorable currency fluctuations; primarily in the British Pound and Brazilian Real.

Income Tax Expense

        Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2010 was 29.5 percent compared to 24.4 percent for 2009. Our 2010 income tax provision also includes a $17 million (1.1 percent) reduction in the fourth quarter related to the legislative reinstatement of the U.S. research tax credit. During 2010, we also released $3 million (0.2 percent) of deferred U.S. tax liabilities on foreign earnings now considered to be permanently reinvested outside of the U.S. Our 2009 income tax provision also includes a $29 million (4.5 percent) reduction in the fourth quarter related to adjustments to deferred tax accounts. In 2009, we released $19 million of deferred tax liabilities on foreign earnings now considered to be permanently reinvested outside of the U.S. and recorded a deferred tax asset of $10 million related to prior period matters.

        We expect our 2011 effective tax rate to be 30 percent excluding any discrete items that may arise.

Noncontrolling Interests

        Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries increased primarily due to higher income of $18 million at Cummins India Ltd., a publicly traded company on various exchanges in India and a $15 million increase in income from Wuxi Cummins Turbo Technologies Co. Ltd., reflecting the economic recovery in emerging markets.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

        Net income and diluted earnings per share attributable to Cummins Inc. increased primarily due to higher volumes in emerging markets and certain developed countries, significantly improved gross margins, increased equity income and restructuring charges incurred in 2009 that were not repeated in 2010. These were partially offset by higher income tax expense, selling, general and administrative expenses and research, development and engineering expenses. Diluted earnings per share also benefited $0.06 from lower shares primarily due to the stock repurchase program.

2009 vs. 2008

Net Sales

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

  •
  Components segment sales declined by 25 percent due to declines in all lines of business led by the filtration and turbo technologies businesses.

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

        Gross margin decreased by $771 million, and as a percentage of sales decreased by 0.4 percentage points. The decrease was led by lower volumes which were partially offset by increased engine purchases ahead of the January 1, 2010, emission standards change, improved pricing and decreased production costs. The overall decrease in volumes was due to lower sales resulting from the global economic downturn. Our warranty provision on sales in 2009 was 3.3 percent compared to 2.9 percent in 2008. Our 2008 warranty expense included $117 million recorded in the fourth quarter associated with increases in the estimated warranty liability primarily for certain mid-range engine products launched in 2007. The accrual rates in 2009 for these related engine products were higher than those recorded in 2008 before this change in estimate. As such, our warranty as a percentage of sales for these engine families is higher on products sold in 2009 than it was in 2008. Overall, our relative product mix also impacted the rate as a percentage of sales when comparing these two periods.

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

Research, Development and Engineering Expenses

        Research, development and engineering expenses decreased primarily due to a lower number of engineering projects to conserve cash while focusing on the development of critical technologies, new products and increased reimbursements from third parties for engineering projects. Overall, research, development and engineering expenses as a percentage of sales increased to 3.4 percent in 2009 from 2.9 percent in 2008, primarily due to the 25 percent decrease in net sales.

Equity, Royalty and Interest Income from Investees

        Equity, royalty and interest income from investees decreased primarily due to the following changes in equity income:

In millions	2009 vs. 2008 Increase/(Decrease)
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$(22)
Cummins MerCruiser Diesel, LLC (MerCruiser)	(13)

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

(1)
The flood gain represents flood insurance proceeds received during the third and fourth quarters of 2009 which more than offset flood related expenses recognized in 2009 and 2008.

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

(1)
The foreign currency exchange losses in 2009 and 2008 were due to unfavorable currency fluctuations, especially with the British Pound and Brazilian Real in 2009 and the British Pound, Euro, Australian Dollar and Indian Rupee in 2008.

(2)
The change in the cash surrender value of corporate owned life insurance in 2008 was due to market deterioration, which included the write down of certain investments to zero.

Income Tax Expense

        Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for

2009 was 24.4 percent compared to 30.6 percent for 2008. The decrease is due to tax on foreign earnings, which are subject to lower tax rates, and an increase in research tax credits. Our 2009 income tax provision also includes a $29 million (4.5 percent) reduction in the fourth quarter related to adjustments to deferred tax accounts. In 2009, we released $19 million (3.0 percent) of deferred tax liabilities on foreign earnings, now considered to be permanently reinvested outside the U.S. and recorded a deferred tax asset of $10 million (1.5 percent) related to prior period matters.

Noncontrolling Interests

        Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries decreased primarily due to lower income of $8 million at Cummins India Limited, a publicly traded company at various exchanges in India, as a result of the decline in demand due to the global economic downturn. There were no other individual fluctuations in the subsidiaries that were significant.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

        Net income attributable to Cummins Inc. and diluted earnings per share attributable to Cummins Inc. decreased primarily due to significantly lower volumes, restructuring and other charges and decreased equity income partially offset by a lower effective tax rate.

RESTRUCTURING AND OTHER CHARGES

2009 Restructuring Actions

        In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the deterioration in the global economy. We reduced our global workforce by approximately 1,000 professional employees. In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 3,200 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations. Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan. Estimates of restructuring costs were made based on information available at the time charges were recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded.

        In response to closures and downsizing noted above, we incurred $2 million of restructuring expenses for lease terminations and $5 million of restructuring expenses for asset impairments. During 2009, we recorded a total pre-tax restructuring charge of $85 million, comprising $90 million of charges related to 2009 actions net of the $3 million favorable change in estimate related to 2008 actions and the $2 million favorable change in estimate related to earlier 2009 actions, in "Restructuring and other charges" in the Consolidated Statements of Income.

        These restructuring actions included:

In millions	Year ended December 31, 2009
Workforce reductions	$81
Exit activities	7
Other	2
Changes in estimate	(5)

Total restructuring charges	85
Curtailment loss	14

Total restructuring and other charges	$99

        In addition, as a result of the restructuring actions described above, we also recorded a $14 million curtailment loss in our pension and other postretirement plans. See Note 11, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to the Consolidated Financial Statements for additional detail.

        At December 31, 2010, of the approximately 4,200 employees affected by this plan, substantially all terminations were complete.

        We do not include restructuring charges in our operating segment results. The pre-tax impact of allocating restructuring charges to the segment results would have been as follows:

In millions	Year ended December 31, 2009
Engine	$47
Power Generation	12
Components	35
Distribution	5

Total restructuring and other charges	$99

        The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods. The restructuring related accruals were recorded in "Other accrued expenses" in our Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Other	Total
2009 Restructuring charges	$81	$7	$2	$90
Cash payments for 2009 actions	(70)	(1)	—	(71)
Non cash items	—	(5)	(2)	(7)
Changes in estimates	(2)	—	—	(2)
Translation	1	—	—	1

Balance at December 31, 2009	$10	$1	$—	$11
Cash payments for 2009 actions	(7)	—	—	(7)
Changes in estimates	(3)	(1)	—	(4)

Balance at December 31, 2010	$—	$—	$—	$—

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

        The following table summarizes the balance of accrued restructuring expenses for 2008 actions, which were included in the balance of "Other accrued expenses" in our Consolidated Balance Sheets as of December 31, 2009 and 2008:

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

        The accounting policies of our operating segments are the same as those applied in our Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, changes in cash surrender value of corporate owned life insurance, restructuring and other charges, flood damage gains or losses, or income taxes to individual segments. In 2010, non-segment items also included a Brazil revenue tax recovery that was not allocated to the businesses as it was not considered by management in its evaluation of operating results for the year. Segment EBIT may not be consistent with measures used by other companies.

        Following is a discussion of operating results for each of our business segments.

Engine Segment Results

        Financial data for the Engine segment was as follows:

				Favorable/ (Unfavorable)
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
In millions	2010	2009	2008	Amount	Percent	Amount	Percent
External sales	$6,594	$5,582	$7,432	$1,012	18%	$(1,850)	(25)%
Intersegment sales	1,294	823	1,378	471	57%	(555)	(40)%

Total sales	7,888	6,405	8,810	1,483	23%	(2,405)	(27)%
Depreciation and amortization	171	185	180	14	8%	(5)	(3)%
Research, development and engineering expenses	263	241	286	(22)	(9)%	45	16%
Equity, royalty and interest income from investees	161	54	99	107	NM	(45)	(45)%
Interest income	12	3	10	9	NM	(7)	(70)%
Segment EBIT	809	252	535	557	NM	(283)	(53)%

				Percentage Points	Percentage Points
Segment EBIT as a percentage of total sales	10.3%	3.9%	6.1%	6.4	(2.2)

        Engine segment sales by market were as follows:

				Favorable/ (Unfavorable)
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
In millions	2010	2009	2008	Amount	Percent	Amount	Percent
Heavy-duty truck	$1,503	$1,996	$2,308	$(493)	(25)%	$(312)	(14)%
Medium-duty truck and bus	1,435	1,232	1,550	203	16%	(318)	(21)%
Light-duty automotive and RV	1,022	688	804	334	49%	(116)	(14)%

Total on-highway	3,960	3,916	4,662	44	1%	(746)	(16)%
Industrial	2,889	1,821	3,029	1,068	59%	(1,208)	(40)%
Stationary power	1,039	668	1,119	371	56%	(451)	(40)%

Total sales	$7,888	$6,405	$8,810	$1,483	23%	$(2,405)	(27)%

        Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

				Favorable/ (Unfavorable)
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Amount	Percent	Amount	Percent
Midrange	368,900	269,200	418,300	99,700	37%	(149,100)	(36)%
Heavy-duty	61,200	85,900	108,300	(24,700)	(29)%	(22,400)	(21)%
High-horsepower	18,500	13,400	20,600	5,100	38%	(7,200)	(35)%

Total unit shipments	448,600	368,500	547,200	80,100	22%	(178,700)	(33)%

2010 vs. 2009

Sales

        Engine segment sales increased versus 2009, due to improved sales in most markets, especially the industrial, stationary power, light-duty automotive and medium-duty truck markets, which were partially offset by decreases in the North American heavy-duty truck market. The following are the primary drivers by market.

  •
  Industrial market sales increased primarily due to a 154 percent improvement in international construction engine shipments driven by the economic recovery and infrastructure investment in emerging markets and a 123 percent improvement in units sold in the international mining markets due to increased coal and commodity demands.

  •
  Stationary power engine sales increased primarily due to higher demand in power generation markets, particularly for high-horse power engines.

  •
  Light-duty automotive sales increased significantly due to a 77 percent improvement in units sold to Chrysler as the result of shut-downs in 2009 as part of its reorganization efforts.

  •
  Medium-duty truck engine sales increased due to a 78 percent increase in international units sold, primarily due to higher demand in the Brazilian truck market driven by a growing economy and government incentives.

        These increases were partially offset by a decline in heavy-duty truck engine sales. Consistent with prior emission standards changes, North American (includes the U.S and Canada and excludes Mexico) unit sales declined 61 percent due to higher engine purchases by OEMs in late 2009, ahead of the Environmental Protection Agency's (EPA)'s 2010 emission standards change, as part of the OEM's transition plan.

        Total on-highway-related sales for 2010 were 50 percent of total engine segment sales, compared to 61 percent in 2009.

Segment EBIT

        Engine segment EBIT increased significantly versus 2009, primarily due to higher gross margin and equity, royalty and interest income from investees which were partially offset by increased selling, general and administrative expenses and research, development and engineering expenses. Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2010 vs. 2009 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$539	53%	3.8
Equity, royalty and interest income from investees	107	NM	1.2
Selling, general and administrative expenses	(88)	(16)%	0.5
Research, development and engineering expenses	(22)	(9)%	0.5

        The increase in gross margin versus 2009, was primarily due to higher volumes, improved price realization, decreased warranty expense and cost structure improvements from actions taken in late 2008 and early 2009, partially offset by an unfavorable mix. Equity, royalty and interest income from investees increased in most unconsolidated joint ventures. The increase was led by higher demand in emerging markets, especially at DCEC and Komatsu-Cummins Engine Company (KCEC). The increase in selling, general and administrative expenses was primarily due to higher variable compensation which resulted from the segment's strong performance.

2009 vs. 2008

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

  •
  Medium-duty truck engine sales decreased significantly due to a 35 percent decline in international truck units sold as a result of the global economic downturn. The U.S. market was impacted by the economic downturn; however, this was partially offset by increased sales ahead of the January 1, 2010, emission standards change and improving market share.

  •
  Heavy-duty truck engine sales declined as international units sold were down 64 percent. We experienced a decline in Mexican heavy-duty sales due to an increase in heavy-duty truck sales in the first six months of 2008 resulting from the increased activity ahead of Mexico's July 1, 2008, new emission requirements, appreciation of the U.S. dollar and an influx of used trucks into the market from the U.S. and Canada permitted under a new law. Although U.S. truck fleets experienced financial challenges due to a lack of freight and limited access to credit, our U.S. heavy-duty engine sales ended the year flat as a result of increased sales in the fourth quarter of 2009 ahead of the January 1, 2010, emission standards change and improving market share.

        Total on-highway-related sales were 61 percent of total Engine segment sales, compared to 53 percent in 2008.

Segment EBIT

        Engine segment EBIT decreased versus 2008, primarily due to lower gross margin and equity, royalty and interest income from investees which were partially offset by decreased selling, general and administrative expenses and decreased research, development and engineering expenses. Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2009 vs. 2008 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(330)	(24)%	0.6%
Selling, general and administrative expenses	57	9%	(1.7)%
Research, development and engineering expenses	45	16%	(0.6)%
Equity, royalty and interest income from investees	(45)	(45)%	NM

        The decrease in gross margin was primarily due to lower engine volumes in most markets as a result of the global economic downturn, which was partially offset by increased sales in the U.S. in the fourth quarter of 2009 ahead of the January 1, 2010, emission standards change, price improvements and by cost reduction activities at our manufacturing plants. Equity, royalty and interest income from investees decreased due to significantly lower demand at DCEC, KCEC and Cummins MerCruiser

Diesel Marine LLC. The decrease in selling, general and administrative expenses and research, development and engineering expenses was primarily due to lower discretionary spending, higher recovery of engineering expenses from third parties and decreased payroll costs as the result of restructuring actions.

Power Generation Segment Results

        Financial data for the Power Generation segment was as follows:

				Favorable/ (Unfavorable)
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
In millions	2010	2009	2008	Amount	Percent	Amount	Percent
External sales	$2,150	$1,879	$2,601	$271	14%	$(722)	(28)%
Intersegment sales	769	538	899	231	43%	(361)	(40)%

Total sales	2,919	2,417	3,500	502	21%	(1,083)	(31)%
Depreciation and amortization	41	49	41	8	16%	(8)	(20)%
Research, development and engineering expenses	36	33	41	(3)	(9)%	8	20%
Equity, royalty and interest income from investees	35	22	23	13	59%	(1)	(4)%
Interest income	5	3	3	2	67%	—	—
Segment EBIT	299	167	376	132	79%	(209)	(56)%

				Percentage Points	Percentage Points
Segment EBIT as a percentage of total sales	10.2%	6.9%	10.7%	3.3	(3.8)

        Sales for our Power Generation segment by business were as follows:

				Favorable/ (Unfavorable)
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
In millions	2010	2009	2008	Amount	Percent	Amount	Percent
Commercial products	$1,831	$1,456	$2,116	$375	26%	$(660)	(31)%
Generator technologies	549	512	686	37	7%	(174)	(25)%
Commercial projects	222	177	328	45	25%	(151)	(46)%
Consumer	186	140	238	46	33%	(98)	(41)%
Power electronics	131	132	132	(1)	(1)%	—	—

Total sales	$2,919	$2,417	$3,500	$502	21%	$(1,083)	(31)%

2010 vs. 2009

Sales

        Power Generation segment sales improved in most businesses, versus 2009, primarily due to increased demand. The following are the primary drivers by business.

  •
  Commercial products sales increased due to higher demand in the U.K., Latin America, India, and East Asia which was partially offset by decreased demand in North America.

  •
  Consumer sales increased primarily due to signs of recovery in the North American RV market.

  •
  Commercial projects sales increased due to higher demand in the South Pacific and Africa, partially offset by reduced demand in the Middle East.

  •
  Generator technologies sales increased due to higher demand in East Asia, the U.K. and India, partially offset by a decline in demand in North America, East Europe and the Middle East.

Segment EBIT

        Power Generation segment EBIT increased versus 2009, primarily due to higher gross margins and equity, royalty and interest income from investees which were partially offset by increased selling general and administrative expenses. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2010 vs. 2009 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$151	38%	2.4
Selling, general and administrative expenses	(31)	(14)%	0.5
Equity, royalty and interest income from investees	13	59%	0.3
Research, development and engineering expenses	(3)	(9)%	0.2

        The increase in gross margin was due to higher volumes, partially offset by increased warranty expenses and increased variable compensation. The increase in selling general and administrative expenses was primarily due to higher variable compensation expense which resulted from the strong improvement over 2009. Equity, royalty and interest income from investees increased due to higher demand, especially at Cummins Olayan Energy and CCEC.

2009 vs. 2008

Sales

        Power Generation segment sales decreased in most businesses, versus 2008, as the result of the global economic downturn. The following are the primary drivers by business.

  •
  Commercial products sales decreased due to lower demand across most regions, especially in North America, the U.K., the Middle East, Latin America and India.

  •
  Generator technologies sales decreased due to lower OEM demand in Western Europe, North America and India.

  •
  Commercial projects sales decreased due to lower demand in most regions, especially in North America, Western Europe and the U.K.

Segment EBIT

        Power Generation segment EBIT decreased primarily due to a lower gross margin, which was partially offset by decreases in selling, general and administrative expenses and research, development and engineering expenses. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2009 vs. 2008 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(258)	(39)%	(2.3)%
Selling, general and administrative expenses	57	21%	(1.2)%
Research, development and engineering expenses	8	20%	(0.2)%
Equity, royalty and interest income from investees	(1)	(4)%	NM

        The decrease in gross margin was primarily due to lower volumes, unfavorable sales mix and increased material and commodity costs which were partially offset by improved pricing and favorable foreign currency translation. The decrease in selling, general and administrative expenses and research, development and engineering expenses was primarily due to favorable foreign currency translation, lower variable compensation costs, implementation of severance programs and decreased discretionary spending.

Components Segment Results

        Financial data for the Components segment was as follows:

				Favorable/ (Unfavorable)
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
In millions	2010	2009	2008	Amount	Percent	Amount	Percent
External sales	$2,171	$1,562	$2,154	$609	39%	$(592)	(27)%
Intersegment sales	875	793	998	82	10%	(205)	(21)%

Total sales	3,046	2,355	3,152	691	29%	(797)	(25)%
Depreciation and amortization	79	73	65	(6)	(8)%	(8)	(12)%
Research, development and engineering expenses	114	88	95	(26)	(30)%	7	7%
Equity, royalty and interest income from investees	23	13	14	10	77%	(1)	(7)%
Interest income	2	1	3	1	100%	(2)	(67)%
Segment EBIT	278	95	169	183	NM	(74)	(44)%

				Percentage Points	Percentage Points
Segment EBIT as a percentage of total sales	9.1%	4.0%	5.4%	5.1	(1.4)

        Sales for our Components segment by business were as follows:

				Favorable/ (Unfavorable)
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
In millions	2010	2009(1)	2008	Amount	Percent	Amount	Percent
Filtration	$1,011	$851	$1,194	$160	19%	$(343)	(29)%
Turbo technologies	948	704	979	244	35%	(275)	(28)%
Emission solutions	750	495	553	255	52%	(58)	(10)%
Fuel systems	337	305	426	32	10%	(121)	(28)%

Total sales	$3,046	$2,355	$3,152	$691	29%	$(797)	(25)%

(1)
Beginning January 1, 2009, we reorganized the reporting structure of two businesses and moved a portion of our filtration business into the emission solutions business. For the year ended 2009, the sales for the portion of the business included in emission solutions were $86 million. Sales for the portion of the business included in filtration for the year ended 2008 was $136 million. The 2008 balances were not reclassified.

2010 vs. 2009

Sales

        Components segment sales increased in all businesses versus 2009. The following are the primary regional drivers by business.

  •
  Emission solutions business sales increased due to higher technology content and increased sales of North American EPA 2010 aftertreatment systems and higher European demand for aftertreatment systems for the first fit market, which was partially offset by decreased sales of our EPA 2007 aftertreatment systems.

  •
  Turbo technologies business sales increased due to improved original equipment demand in Europe and China and significant global aftermarket recovery.

  •
  Filtration business sales increased in all regions primarily due to global aftermarket recovery and improved global original equipment sales.

  •
  Fuel systems business sales increased primarily due to improved OEM first fit sales in China and the aftermarket recovery in North America, which was partially offset by decreased first fit sales in North America.

Segment EBIT

        Components segment EBIT almost tripled versus 2009, primarily due to the improved gross margin which was partially offset by increased selling, general and administrative expenses and research,

development and engineering expenses. Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2010 vs. 2009 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$233	67%	4.3
Selling, general and administrative expenses	(44)	(24)%	0.3
Research, development and engineering expenses	(26)	(30)%	—
Equity, royalty and interest income from investees	10	77%	0.2

        The increase in gross margin was due to higher volumes for all businesses, increased aftertreatment content on 2010 North American truck engines and efficiencies gained from restructuring actions partially offset by higher commodity costs and warranty expenses. The increase in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased variable compensation which resulted from the segment's strong performance; other people costs and new product development program spending.

2009 vs. 2008

Sales

        Components segment sales decreased in all businesses versus 2008, as the result of the global economic downturn. The following are the primary drivers by business.

  •
  Filtration business sales decreased significantly due to falling global aftermarket and OEM demand, especially in North America and Europe, and the transfer of a portion of the business to emission solutions in 2009.

  •
  Turbo technologies business sales decreased significantly due to falling OEM demand in Europe and North America.

  •
  Fuel systems business sales decreased primarily due to falling OEM demand in North America and Europe.

  •
  Emission solutions business sales decreased due to falling OEM demand across Europe and North America. These decreases were partially offset by the transfer of a portion of the filtration business into emission solutions in 2009.

Segment EBIT

        Components segment EBIT decreased versus 2008, primarily due to a lower gross margin which was partially offset by decreased selling, general and administrative expenses and research, development and engineering expenses. Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2009 vs. 2008 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(138)	(28)%	(0.6)%
Selling, general and administrative expenses	43	19%	(0.6)%
Research, development and engineering expenses	7	7%	(0.7)%

        The decrease in gross margin was due to lower volumes for most markets, partially offset by implementation of severance programs. The decrease in selling, general and administrative expenses and research, development and engineering expenses was primarily due to implementation of severance programs, closing certain facilities, decreased discretionary spending and decreased research and development spending.

Distribution Segment Results

        Financial data for the Distribution segment was as follows:

				Favorable/ (Unfavorable)
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
In millions	2010	2009	2008	Amount	Percent	Amount	Percent
External sales	$2,311	$1,777	$2,155	$534	30%	$(378)	(18)%
Intersegment sales	13	7	9	6	86%	(2)	(22)%

Total sales	2,324	1,784	2,164	540	30%	(380)	(18)%
Depreciation and amortization	25	17	25	(8)	(47)%	8	32%
Equity, royalty and interest income from investees	132	125	117	7	6%	8	7%
Interest income	2	1	2	1	100%	(1)	(50)%
Segment EBIT	297	235	242	62	26%	(7)	(3)%

				Percentage Points	Percentage Points
Segment EBIT as a percentage of total sales	12.8%	13.2%	11.2%	(0.4)	2.0

        Sales for our Distribution segment by region were as follows:

				Favorable/ (Unfavorable)
	Years ended December 31,			2010 vs. 2009		2009 vs. 2008
In millions	2010	2009	2008	Amount	Percent	Amount	Percent
Asia Pacific	$904	$755	$812	$149	20%	$(57)	(7)%
Europe, Middle East and Africa	794	692	1,022	102	15%	(330)	(32)%
North & Central America	539	278	260	261	94%	18	7%
South America	87	59	70	28	47%	(11)	(16)%

Total sales	$2,324	$1,784	$2,164	$540	30%	$(380)	(18)%

2010 vs. 2009

Excluding Acquisitions

        Selected financial information for our Distribution segment excluding the impact of acquisitions was as follows:

	Years ended December 31,			Favorable/ (Unfavorable)
In millions	2010		2009	Amount	Percent
Excluding acquisitions(1)
Sales	$2,038		$1,784	$254	14%
EBIT	267	(2)	235	32	14%

(1)
The acquisitions represent the purchase of the majority interest in Cummins Western Canada (CWC), an equity investee, in the first quarter of 2010 and the purchase of a majority interest in a previously independent North American distributorship, as explained in Note 21, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements. The acquisition of CWC and the majority interest in the distributorship increased sales by $286 million and EBIT by $30 million in 2010. The 2009 data does not exclude the acquisition which occurred in 2009.

(2)
This amount includes $13 million of equity earnings which would have been our share of CWC's income for 2010 if we had not consolidated them.

Sales

        Distribution segment sales, excluding the acquisitions, increased versus 2009, due to increased parts and service revenues, increased engine sales driven by sales in Europe and the South Pacific and favorable foreign currency impacts in most regions.

Segment EBIT

        Distribution segment EBIT increased versus 2009, primarily due to increased gross margin and a one-time gain from an acquisition that occurred in the first quarter, partially offset by increased selling, general and administrative expenses. Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2010 vs. 2009 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Including acquisitions
Gross margin	$129	34%	0.5
Selling, general and administrative expenses	(85)	(31)%	—
Other (expense) income	12 (1)	NM	0.4
Excluding acquisitions
Gross margin	66	17%	0.5
Selling, general and administrative expenses	(59)	(21)%	(0.9)

(1)
The primary increase in other income represents the purchase of the majority interest in an equity investee in the first quarter of 2010, which resulted in a gain of $12 million as explained in Note 21, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements.

        Excluding acquisitions, the increase in gross margin versus 2009, was primarily due to higher volumes and favorable foreign currency impacts. Excluding effects from acquisitions, the increase in selling, general and administrative expenses was mainly due to higher salaries and unfavorable foreign currency impacts.

2009 vs. 2008

Excluding Acquisition

        Selected financial information for our Distribution segment excluding the impact of the acquisition was as follows:

	Years ended December 31,		Favorable/ (Unfavorable)
In millions	2009	2008	Amount	Percent
Excluding acquisition(1)
Sales	$1,746	$2,164	$(418)	(19)%
EBIT	224	242	(18)	(7)%

(1)
The acquisition primarily represents the purchase of one distributor in 2009. This acquisition of the distributor increased sales by $38 million and EBIT by $11 million in 2009. The 2008 data does not exclude acquisitions which occurred in 2008.

Sales

        Distribution sales, excluding the acquisition, decreased versus 2008, primarily due to the decline in power generation equipment and engine sales as a result of the global economic downturn and unfavorable foreign currency translation. Decreased sales were led by lower sales volumes primarily in Power Generation and Engines and unfavorable foreign currency impacts.

Segment EBIT

        Distribution EBIT decreased primarily due to lower gross margin, partially offset by decreased selling, general and administrative expenses and higher equity, royalty and interest income from investees. Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2009 vs. 2008 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Including acquisition
Gross margin	$(86)	(18)%	(0.2)
Selling, general and administrative expenses	54	16%	(0.3)
Excluding acquisition(1)
Gross margin	(94)	(20)%	(0.2)
Selling, general and administrative expenses	56	17%	(0.5)

(1)
Primarily represents the acquisition of one distributor in 2009. The 2008 data does not exclude acquisitions which occurred in 2008.

        The decrease in gross margin was primarily due to lower sales volumes as a result of the global economic downturn and unfavorable foreign currency translation. Selling, general and administrative expenses decreased primarily due to favorable foreign currency translation, lower sales volumes and decreased discretionary spending.

Reconciliation of Segment EBIT to Income Before Income Taxes

        The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income.

	Years ended December 31,
In millions	2010	2009	2008
Total segment EBIT	$1,683	$749	$1,322
Non-segment EBIT(1)	(26)	(74)	(102)

Total EBIT	$1,657	$675	$1,220
Less:
Interest expense	40	35	42

Income before income taxes	$1,617	$640	$1,178

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. For the year ended December 31, 2010, unallocated corporate expenses include $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. The Brazil tax recovery has been excluded from segment results as it was not considered by management in its evaluation of operating results for the year ended December 31, 2010. For the year ended December 31, 2009, unallocated corporate expenses included $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries. For the year ended December 31, 2008, unallocated corporate expenses included $37 million of restructuring charges, a $36 million decrease in cash surrender value in corporate owned life insurance and $5 million of losses related to flood damage recoveries.

LIQUIDITY AND CAPITAL RESOURCES

Management's Assessment of Liquidity

        Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit as we terminated our three year credit facility a year early and entered into a new four year credit facility during 2010.

        We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. Cash provided by operations is our principal source of liquidity. As of December 31, 2010, other sources of liquidity include:

  •
  Cash and cash equivalents of $1,023 million, of which approximately 33 percent is located in the U.S. and 67 percent is located in the United Kingdom (U.K.), China, Singapore, Brazil and India,

  •
  Marketable securities of $339 million, which are located primarily in India and Brazil and the majority of which could be liquidated into cash within a few days,

  •
  Revolving credit facility with $1.21 billion available, net of outstanding letters of credit,

  •
  International and other domestic credit facilities with $278 million available and

  •
  Accounts receivable sales program with $122 million available, based on eligible receivables.

        We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases and debt service obligations.

        On July 16, 2010, we entered into a new four year revolving credit agreement with a syndicate of lenders which provides us with a $1.24 billion unsecured revolving credit facility, the proceeds of which are to be used for the general corporate purposes of Cummins. See Note 9, "DEBT" to the Consolidated Financial Statements for further information. The credit agreement includes two financial covenants: a leverage ratio and an interest coverage ratio. At December 31, 2010, we were in compliance with both financial covenants.

        The required leverage ratio, which measures the sum of total debt plus securitization financing to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the four fiscal quarters should not exceed 3.0 to 1. At December 31, 2010, our leverage using this measure was 0.46 to 1. The required interest coverage ratio, which is consolidated EBITDA minus capital expenditures to consolidated interest expense, in each case for the four consecutive fiscal quarters, should not be less than 1.50 to 1. At December 31, 2010, our interest coverage ratio using this measure was 36.68 to 1.

        We continuously monitor our pension assets and believe that we have limited exposure to the European debt crisis. No sovereign debt instruments of crisis countries are held in the trusts, while any equities held are with large, well-diversified multinational firms or are de minimus amounts in large index funds. In addition, we have rebalanced our asset portfolio's in the U.S. and U.K. with equities representing a smaller segment of the total portfolios. Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets.

        A significant portion of our cash flows is generated outside the U.S. More than half of our cash and cash equivalents and most of our marketable securities at December 31, 2010, are denominated in foreign currencies. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. The repatriation of cash balances from certain subsidiaries could have adverse tax consequences; however, those balances are generally available, without legal restrictions, to fund ordinary business operations at the local level. We have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

        The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $8 million to $116 million over each of the next five years.

Working Capital Summary

        We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention.

			Favorable/ (Unfavorable) 2010 vs. 2009
In millions	2010	2009	Amount	Percent
Cash and cash equivalents	$1,023	$930	$93	10%
Marketable securities	339	190	149	78%
Accounts and notes receivable	2,243	2,004	239	12%
Inventories	1,977	1,341	636	47%
Other current assets	707	538	169	31%

Current assets	6,289	5,003	1,286	26%
Accounts and loans payable	1,444	994	450	45%
Current portion of accrued warranty	421	426	(5)	(1)%
Other accrued expenses	1,395	1,012	383	38%

Current liabilities	3,260	2,432	828	34%
Working capital	$3,029	$2,571	$458	18%

Current ratio	1.93	2.06	(0.13)	(6)%

Days' sales in receivables	59	64	(5)	(8)%
Inventory turnover	5.8	5.2	0.6	12%

        Current assets increased 26 percent primarily due to an increase of 47 percent in inventory levels to meet anticipated demand, increased accounts and notes receivables due to higher sales volumes, and increased investment in marketable securities.

        Current liabilities increased 34 percent primarily due to an increase of 45 percent in accounts and loans payable which was the result of increased purchasing to support higher sales volume in the businesses and the acquisition of the majority interest in CWC.

Cash Flows

        Cash and cash equivalents increased $93 million during the year ended December 31, 2010, compared to a $504 million increase in cash and cash equivalents during the comparable period in 2009. The change in cash and cash equivalents was as follows:

Operating Activities

				Change
	Years ended December 31,
				2010 vs. 2009	2009 vs. 2008
In millions	2010	2009	2008
Consolidated net income	$1,140	$484	$818	$656	$(334)
Restructuring and other charges, net of cash payments	—	16	34	(16)	(18)
Depreciation and amortization	320	326	314	(6)	12
(Gain) loss on investments	(18)	—	45	(18)	(45)
Gain on fair value adjustment for consolidated investee	(12)	—	—	(12)	—
Deferred income taxes	56	5	(1)	51	6
Equity in income of investees, net of dividends	(147)	23	(45)	(170)	68
Pension contributions in excess of expense	(151)	(36)	(31)	(115)	(5)
Other post-retirement benefits payments in excess of expense	(35)	(24)	(35)	(11)	11
Stock-based compensation expense	22	20	28	2	(8)
Excess tax (benefits) deficiencies on stock based awards	(10)	1	(13)	(11)	14
Translation and hedging activities	13	41	(10)	(28)	51
Changes in:
Accounts and notes receivable	(195)	(181)	88	(14)	(269)
Inventories	(574)	482	(251)	(1,056)	733
Other current assets	(54)	33	(54)	(87)	87
Accounts payable	345	(75)	(174)	420	99
Accrued expenses	233	(132)	124	365	(256)
Changes in other liabilities and deferred revenue	133	155	109	(22)	46
Other, net	(60)	(1)	41	(59)	(42)

Net cash provided by operating activities	$1,006	$1,137	$987	$(131)	$150

2010 vs. 2009

        Net cash provided by operating activities decreased versus 2009, primarily due to significantly higher inventory levels to meet anticipated demand, increased equity in income of investees net of dividends and higher pension contributions made in the year. This was partially offset by significantly higher consolidated net income and increases in accounts payable and accrued expenses as the result of increased purchasing to support higher sales volumes.

Pensions

        The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets and market interest rate levels. We made $221 million of pension contributions in 2010 (including voluntary contributions of $108 million). These contributions include payments from our funds either to increase pension plan assets or to make direct payments to plan participants. We expect to contribute $130 million of cash to our global pension plans in 2011.

2009 vs. 2008

        Net cash provided by operating activities increased versus 2008, primarily due to favorable working capital fluctuations, principally inventories, as a result of management's response to the challenging global economy and increased dividends from our equity investees which were partially offset by decreased income as the result of declining sales. Management's priorities included reducing inventory, aligning our cost and capacity with the real demand for our products and managing the business to generate positive cash flows by improving our working capital.

Investing Activities

				Change
	Years ended December 31,
				2010 vs. 2009	2009 vs. 2008
In millions	2010	2009	2008
Capital expenditures	$(364)	$(310)	$(543)	$(54)	$233
Investments in internal use software	(43)	(35)	(82)	(8)	47
Proceeds from disposals of property, plant and equipment	55	10	29	45	(19)
Investments in and advances to equity investees	(2)	(3)	(89)	1	86
Acquisition of businesses, net of cash acquired	(104)	(2)	(142)	(102)	140
Proceeds from the sale of businesses	—	—	64	—	(64)
Investments in marketable securities-acquisitions	(823)	(431)	(390)	(392)	(41)
Investments in marketable securities-liquidations	690	335	409	355	(74)
Purchases of other investments	(62)	(62)	(62)	—	—
Cash flows from derivatives not designated as hedges	2	(18)	(53)	20	35
Other, net	—	7	11	(7)	(4)

Net cash used in investing activities	$(651)	$(509)	$(848)	$(142)	$339

2010 vs. 2009

        Net cash used in investing activities increased versus 2009, primarily due to acquisitions (See Note 21, "ACQUISITIONS" to our Consolidated Financial Statements), higher capital expenditures and increased investments in marketable securities, which were partially offset by higher proceeds from the disposal of property, plant and equipment.

        Capital expenditures were $364 million compared to $310 million in the comparable period in 2009. We continue to invest in the development of new products and we plan to spend approximately $600 million to $650 million in 2011 as we continue with product launches, facility improvements and prepare for future on-highway emission standards and product launches.

2009 vs. 2008

        Net cash used in investing activities decreased versus 2008, primarily due to decreased capital expenditures and lower investments in the acquisition of businesses which were partially offset by increased net cash paid for investments in marketable securities and lower cash proceeds from the sale of a business. These decreases primarily occurred as a result of management's decision to conserve cash and maintain liquidity during the recession.

        Capital expenditures decreased as management tightened capital spending substantially across all business by limiting expenditures to critical projects and investments in development of new products.

Financing Activities

				Change
	Years ended December 31,
				2010 vs. 2009	2009 vs. 2008
In millions	2010	2009	2008
Proceeds from borrowings	$214	$76	$76	$138	$—
Payments on borrowings and capital lease obligations	(143)	(97)	(152)	(46)	55
Net borrowings (payments) under short-term credit agreements	9	(2)	33	11	(35)
Distributions to noncontrolling interests	(28)	(34)	(24)	6	(10)
Dividend payments on common stock	(172)	(141)	(122)	(31)	(19)
Proceeds from sale of common stock held by employee benefit trust	58	72	63	(14)	9
Repurchases of common stock	(241)	(20)	(128)	(221)	108
Excess tax benefits (deficiencies) on stock-based awards	10	(1)	13	11	(14)
Other, net	26	6	4	20	2

Net cash used in financing activities	$(267)	$(141)	$(237)	$(126)	$96

2010 vs. 2009

        Net cash used in financing activities increased versus 2009, primarily due to increased repurchases of common stock, which was partially offset by higher proceeds from borrowings primarily related to the acquisition of CWC and borrowings in Brazil.

        Our total debt was $843 million as of December 31, 2010, compared with $703 million as of December 31, 2009. Total debt as a percent of our total capital, including total long-term debt, was 14.4 percent at December 31, 2010, compared with 14.9 percent at December 31, 2009. The increase in total debt was principally due to acquisitions and borrowings in Brazil which were subsequently invested in marketable securities.

2009 vs. 2008

        Net cash used in financing activities declined versus 2008, primarily due to the decrease in repurchases of common stock and lower payments on borrowings, which was partially offset by a decrease in proceeds from borrowings and higher dividend payments.

        Our total debt was $703 million as of December 31, 2009, compared with $698 million at December 31, 2008. Total debt as a percent of our total capital, including total long-term debt, was 14.9 percent at December 31, 2009, compared to 16.7 percent at December 31, 2008.

Repurchase of Common Stock

        In December 2007, the Board of Directors authorized the acquisition of up to $500 million of Cummins common stock. We began making purchases under the plan in March 2008 and purchased $128 million of stock during 2008 at an average cost of $55.49 per share.

        In February 2009, we temporarily suspended our stock repurchase program to conserve cash. In the fourth quarter of 2009, we lifted the suspension and purchased $20 million of common stock at an average cost of $46.52 per common share.

        In 2010, we purchased $241 million of common stock through the following quarterly purchases:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share
March 28	0.7	$60.36
June 27	1.8	67.39
September 26	1.0	75.77
December 31	—	—

Total	3.5	$68.57

        In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of Cummins common stock upon the completion of the $500 million program. We purchased $111 million of our common stock in February 2011 and completed the $500 million program as of this filing date.

Quarterly Dividends

        In July 2010, our Board of Directors approved a 50 percent increase in the quarterly dividends on our common stock from $0.175 per common share to $0.2625 per common share. In July 2008, our Board of Directors approved a 40 percent increase in the quarterly dividends on our common stock from $0.125 per common share to $0.175 per common share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2010	2009	2008
First quarter	$0.175	$0.175	$0.125
Second quarter	0.175	0.175	0.125
Third quarter	0.2625	0.175	0.175
Fourth quarter	0.2625	0.175	0.175

        Total dividends paid to common shareholders in 2010, 2009 and 2008 were $172 million, $141 million and $122 million, respectively. Declaration and payment of dividends in the future depends upon income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider the dividend payment. We expect to fund dividend payments with cash from operations.

Credit Ratings

        A number of our contractual obligations and financing agreements, such as our revolving credit facility, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There were no downgrades of our credit ratings in 2010 that have impacted these covenants or pricing modifications.

        In January 2011, Fitch affirmed our ratings and upgraded our outlook to positive. In September 2010, Standard and Poor's raised our senior unsecured debt ratings to BBB+ and changed our outlook to stable. In July 2010, Moody's Investors Service, Inc. raised our senior unsecured debt ratings to Baa2.

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

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Baa2	Non-Prime	Stable
Standard & Poor's	BBB+	NR	Stable
Fitch	BBB+	BBB+	Positive

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2010, is shown in the tables below:

Contractual Cash Obligations	2011	2012 - 2013	2014 - 2015	After 2015	Total
In millions
Loans payable	$82	$—	$—	$—	$82
Long-term debt and capital lease obligations(1)	121	323	119	1,436	1,999
Operating leases	90	128	74	121	413
Capital expenditures	146	16	4	—	166
Purchase commitments for inventory	718	—	—	—	718
Other purchase commitments	123	36	2	—	161
Pension funding(2)	16	124	124	—	264
Other postretirement benefits	51	99	94	246	490

Total	$1,347	$726	$417	$1,803	$4,293

(1)
Includes principal payments and expected interest payments based on the terms of the obligations. In February of 2009, we renegotiated our sale and leaseback transaction to extend the term for an additional two years and removed the requirement to provide residual insurance. The lease obligations are included in this line item. See Note 13, "COMMITMENTS AND CONTINGENCIES," to our Consolidated Financial Statements for additional information on our sale and leaseback transaction.

(2)
We are contractually obligated in the U.K. to fund $16 million in 2011; however, our expected total pension contributions for 2011 is approximately $130 million. After 2011, our contractual agreement in the U.K. is $62 million per year through 2015.

        The contractual obligations reported above exclude our unrecognized tax benefits of $85 million as of December 31, 2010. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 6, "INCOME TAXES," to the Consolidated Financial Statements for further details.

        Our other commercial commitments as of December 31, 2010, are as follows:

Other Commercial Commitments	2011	2012 - 2013	2014 - 2015	After 2015	Total
In millions
Standby letters of credit under revolving credit agreement	$31	$1	$—	$—	$32
International and other domestic letters of credit	25	3	—	2	30
Performance and excise bonds	18	7	52	1	78
Guarantees, indemnifications and other commitments	2	—	28	47	77

Total	$76	$11	$80	$50	$217

OFF BALANCE SHEET ARRANGEMENTS

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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

        A summary of our significant accounting policies is included in Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," of our Consolidated Financial Statements which discusses accounting policies that we have selected from acceptable alternatives.

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

        Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, recoverability of investment related to new products, accounting for income taxes, pension benefits and annual assessment of recoverability of goodwill.

Warranty Programs

        We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters, and new product specific experience thereafter. Note 10, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2010 and 2009 including adjustments to pre-existing warranties.

Recoverability of Investment Related to New Products

        At December 31, 2010, we have capitalized $218 million associated with the future launch of our light-duty diesel engine product. Development of this product began in 2006. Market uncertainty related to the global recession that began in 2008 resulted in some customers delaying or cancelling their vehicle programs. At December 31, 2009, we reviewed our investment of $216 million for possible impairment. We used projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount to determine if a write-down is appropriate. These projections required estimates about product volume and the size of the market for vehicles that are not yet developed. We used input from our customers in developing alternative cash flow scenarios. Our analysis indicated that the assets were recoverable. Customers that are expected to purchase sufficient quantities to recover our investment in the light-duty diesel engine products remained active with the development of this product through 2010 and there were no significant changes to the assumptions used in 2009. If customer expectations or projected volumes deteriorate and we do not identify alternative customers and/or product applications, we could be required to write-down these assets to net realizable value.

Accounting for Income Taxes

        We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2010, we recorded net deferred tax assets of $511 million. These assets included $139 million for the value of tax loss and credit carryforwards. A valuation allowance of $50 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 6, "INCOME TAXES," to our Consolidated Financial Statements.

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

        The expected long-term return on plan assets is used in calculating the net periodic pension expense. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations and is generally applied to a 5-year average market value of return. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2010, based upon our target asset allocations it is anticipated that our U.S. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 7.5 percent approximately 40 percent of the time while returns of 8.4 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. The 2010 one year return exceeded 15 percent, combined with the very favorable returns in 2009 has eliminated the significant deterioration in pension assets experienced in 2008 as a result of the credit crisis and related market recession. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 8.0 percent per year in 2011 for U.S. pension assets is reasonable. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. As of December 31, 2010, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 6.5 percent approximately 50 percent of the time while returns of 9.3 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. The one year return for our UK plan was 13 percent for 2010 and similar to our US plan, the 2008 market related deterioration in our plan assets has been eliminated. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 7.0 percent in 2011 for U.K. pension assets is reasonable. Our pension plan asset allocation at December 31, 2010 and 2009 and target allocation for 2011 are as follows:

	U.S. Plans			U.K. Plans
		Percentage of Plan Assets at December 31,			Percentage of Plan Assets at December 31,
	Target Allocation 2011			Target Allocation 2011
Investment description		2010	2009		2010	2009
Equity securities	45.0%	46.8%	59.4%	55.0%	57.0%	58.5%
Fixed income	40.0%	41.2%	32.6%	40.0%	40.0%	38.2%
Real estate/other	15.0%	12.0%	8.0%	5.0%	3.0%	3.3%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic expense over five years. The table below sets forth the expected return assumptions used to develop our pension expense for the period 2008-2010 and our expected rate for 2011.

	Long-Term Expected Return Assumptions
	2011	2010	2009	2008
U.S. Plans	8.00%	8.00%	8.25%	8.25%
Non-U.S. Plans	7.00%	7.25%	7.25%	7.25%

        A lower expected rate of return will increase our net periodic pension expense and reduce profitability.

        The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and, under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation (PBO), amortized over future years of service. This is also true of changes to actuarial assumptions. As of December 31, 2010, we had net pension actuarial losses of $692 million and $227 million for the U.S. and non-U.S. pension plans, respectively. Under GAAP, the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. Decreases in actuarial losses increased our shareholders' equity by $125 million (after-tax) in 2010. The decreases resulted from improved plan asset performance in 2010. As these amounts exceed 10 percent of our PBO, the excess is amortized over the average remaining service lives of participating employees.

        The table below sets forth the net periodic pension expense for the period 2008 through 2010 and our expected expense for 2011.

	Net Periodic Pension Expense
In millions	2011	2010	2009	2008
Pension expense	$67	$70	$93	$71

        We expect 2011 pension expense to be slightly under 2010, due to strong returns and higher assets, partially offset by a decrease in the discount rate. The decrease in periodic pension expense in 2010, was due to improved returns on assets as the capital markets began to recover, strong contributions in 2009 and the absence of any curtailment charges. The increase in periodic pension expense in 2009 was due to lower than historical returns on assets driven by the global economic recession. Another key assumption used in the development of the net periodic pension expense is the discount rate. The weighted average discount rates used to develop our net periodic pension expense are set forth in the table below.

	Discount Rates
	2011	2010	2009	2008
U.S. Plans	5.42%	5.60%	6.20%	6.10%
Non-U.S. Plans	5.80%	5.80%	6.20%	5.80%

        Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension expense calculation.

        The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in GAAP which suggests the use of a high-quality corporate bond rate. We used bond information provided by Moody's, Standard & Poors, Fitch and Dominion Bond Rating. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were high-quality, non-callable bonds (Aa or better) as of December 31, 2010. The average yield of this hypothetical bond portfolio was used as the benchmark for determining the discount rate to be used to value the obligations of the plans subject to GAAP for pensions and other postretirement benefits.

        Our model called for 80 years of benefit payments for the U.S. plans and 60 years of payments for the U.K. For both countries, our model matches the present value of the plan's projected benefit payments to the market value of the theoretical settlement bond portfolio. A single equivalent discount rate is determined to align the present value of the required cash flow with the value of the bond portfolio. The resulting discount rate is reflective of both the current interest rate environment and the plan's distinct liability characteristics.

        The table below sets forth the estimated impact on our 2011 net periodic pension expense relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Expense Increase (Decrease)
Discount rate used to value liabilities:
0.25 percent increase	$(4)
0.25 percent decrease	3
Expected rate of return on assets:
1 percent increase	(30)
1 percent decrease	29

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

        Note 11, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to our Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.

Annual Assessment for Recoverability of Goodwill

        Under GAAP for goodwill and other intangible assets, the carrying value of goodwill must be tested for impairment on an annual basis and between annual tests in certain circumstances where impairment may be indicated. The fair value of each reporting unit was estimated by discounting the future cash flows less requirements for working capital and fixed asset additions. In accordance with GAAP, our reporting units are generally defined as one level below an operating segment. However, there were two situations where we have aggregated two or more components which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These two situations are described further below. This analysis has resulted in the following reporting units for our goodwill testing:

  •
  Within our Components segment, emission solutions and filtration have been aggregated into a single reporting unit. This reporting unit accounts for almost 90 percent of our total goodwill balance at December 31, 2010.

  •
  Also within our Components segment, our turbo technologies business is considered a separate reporting unit.

  •
  Within our Power Generation segment, our generator technologies business is considered a separate reporting unit.

  •
  Within our Engine segment, our new and recon parts business is considered a separate reporting unit. This reporting unit is in the business of selling new parts and remanufacturing and reconditioning engines and certain engine components.

  •
  Our Distribution segment is considered a single reporting unit as it is managed geographically and all regions share similar economic characteristics and provide similar products and services.

        No other reporting units have goodwill. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. As of the end of the third quarter in 2010, we performed the annual impairment assessment required by GAAP and determined that our goodwill was not impaired. At December 31, 2010, our recorded goodwill was $367 million, approximately 90 percent of which resided in the emission solutions plus filtration reporting unit. For this reporting unit, the fair value of the reporting unit exceeded its carrying value by a substantial margin. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

        In July 2010, the Financial Accounting Standards Board (FASB) amended its standards regarding the disclosures for credit quality of financing receivables and the allowance for credit losses. The objective of the amendment is to provide a greater level of disaggregated information about the credit quality of financing receivables, the allowance for credit losses, and timely recognition of such losses. Specifically, the amendment requires an entity to disclose credit quality indicators, past due information and modifications of its financing receivables. The new rules are effective for us beginning December 31, 2010. Our level of receivables that qualify as financing receivables, as defined by the standard, are not material for disclosure.

        In January 2010, the FASB amended its standards related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity which will not become effective until interim and annual periods beginning after December 15, 2010. The new standard requires us to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements. The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. Our disclosures related to the new standard are included in Note 4, "FAIR VALUE OF FINANCIAL INSTRUMENTS," to the Consolidated Financial Statements.

        In June 2009, the FASB amended its standards for accounting for transfers of financial assets, which was effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard removes the concept of a qualifying special-purpose entity from GAAP. The new standard modifies the financial components approach used in previous standards and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. The new standard also requires enhanced disclosure regarding transfers of financial interests and a transferor's continuing involvement with transferred assets. The new standard requires us to report any activity under our receivable sales program as secured borrowings. As of December 31, 2010, there were no outstanding amounts under our receivable sales program and there was no significant activity during the year.

        In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which was effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary. The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments. The new standard also requires enhanced disclosures regarding an entity's involvement in a VIE. The only significant impact of the adoption of this standard was to deconsolidate Cummins Komatsu Engine Corporation (CKEC) as of January 1, 2010 and to account for CKEC under GAAP for equity method investees. CKEC is an engine manufacturing entity jointly owned and operated by us and our equity partner. Prior to January 1, 2010, we were deemed the primary beneficiary of this VIE due to the pricing arrangements of purchases and the substantial volume of purchases we made from the VIE. The impact of the deconsolidation on our Consolidated Statements of Income was minimal as all sales were eliminated in consolidation in the past. The most significant impacts on our Consolidated Balance Sheets were to decrease current assets by $9 million, decrease long-term assets by $10 million, increase investments and advances related to equity method investees by $11 million and decrease noncontrolling interest by $11 million.

Accounting Pronouncements Issued But Not Yet Effective

        In October 2009, the FASB amended its rules regarding the accounting for multiple element revenue arrangements. The objective of the amendment is to allow vendors to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times. Specifically, this amendment addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists. The new rules are effective for us beginning January 1, 2011. We do not believe this amendment will have a significant impact on our Consolidated Financial Statements.

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

        Further information regarding financial instruments and risk management is contained in Note 19, "DERIVATIVES," to our Consolidated Financial Statements.

        The following describes our risk exposures and provides results of sensitivity analysis performed as of December 31, 2010. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

Foreign Exchange Rates

        As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flows for up to one year. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive loss" (AOCL). When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change. As of December 31, 2010, the amount we expect to reclassify from AOCL to income over the next year is a net unrealized loss of $1 million. For the years ended December 31, 2010 and 2009, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

        As of December 31, 2010, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $52 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 19, "DERIVATIVES," to our Consolidated Financial Statements).

Interest Rate Risk

        We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.

        In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt issue, due in 2028, from a fixed rate of 7.125% to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under GAAP. The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as "Interest expense." The following table summarizes these gains and losses for the years presented below:

	For the years ended December 31,
	2010		2009
In millions	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Income Statement Classification
Interest expense	$16	$(16)	$(54)	$54

Commodity Price Risk

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The swap contracts are derivative contracts that are designated as cash flow hedges under GAAP. The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL. When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs. As of December 31, 2010, we expect to reclassify an unrealized net gain of $15 million from AOCL to income over the next year. For the year ended December 31, 2010, there were no material circumstances that would have resulted in the discontinuance of a cash flow hedge. For the year ended December 31, 2009, we discontinued hedge accounting on certain contracts where the forecasted transactions were no longer probable. The amount reclassified to income as a result of this action was a loss of $4 million. Our internal policy allows for managing these cash flow hedges for up to three years.

        As of December 31, 2010, the potential gain or loss related to the outstanding commodity swap contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, was $8 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the swap contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 19, "DERIVATIVES," to the Consolidated Financial Statements).

ITEM 8.    Financial Statements and Supplementary Data

Index to Financial Statements

  •
  Management's Report to Shareholders

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

  •
  Consolidated Balance Sheets at December 31, 2010 and 2009

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

  •
  Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008

  •
  Notes to Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 2	INVESTMENTS IN EQUITY INVESTEES
NOTE 3	MARKETABLE SECURITIES
NOTE 4	FAIR VALUE OF FINANCIAL INSTRUMENTS
NOTE 5	INVENTORIES
NOTE 6	INCOME TAXES
NOTE 7	PROPERTY, PLANT AND EQUIPMENT
NOTE 8	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE 9	DEBT
NOTE 10	PRODUCT WARRANTY LIABILITY
NOTE 11	PENSION AND OTHER POSTRETIREMENT BENEFITS
NOTE 12	OTHER LIABILITIES AND DEFERRED REVENUE
NOTE 13	COMMITMENTS AND CONTINGENCIES
NOTE 14	CUMMINS INC. SHAREHOLDERS' EQUITY
NOTE 15	OTHER COMPREHENSIVE INCOME (LOSS)
NOTE 16	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE 17	NONCONTROLLING INTERESTS
NOTE 18	EARNINGS PER SHARE
NOTE 19	DERIVATIVES
NOTE 20	OTHER INCOME (EXPENSE)
NOTE 21	ACQUISITIONS AND DIVESTITURES
NOTE 22	RESTRUCTURING AND OTHER CHARGES
NOTE 23	SALES OF ACCOUNTS RECEIVABLE
NOTE 24	VARIABLE INTEREST ENTITIES
NOTE 25	OPERATING SEGMENTS
NOTE 26	SUBSEQUENT EVENTS
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

        Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2010. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 24, 2011

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
In millions, except per share amounts	2010	2009	2008
NET SALES(a)	$13,226	$10,800	$14,342
Cost of sales	10,058	8,631	11,402

GROSS MARGIN	3,168	2,169	2,940
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	1,487	1,239	1,450
Research, development and engineering expenses	414	362	422
Equity, royalty and interest income from investees (Note 2)	351	214	253
Restructuring and other charges (Note 22)	—	99	37
Other operating (expense) income, net	(16)	(1)	(12)

OPERATING INCOME	1,602	682	1,272
Interest income	21	8	18
Interest expense (Note 9)	40	35	42
Other income (expense), net (Note 20)	34	(15)	(70)

INCOME BEFORE INCOME TAXES	1,617	640	1,178
Income tax expense (Note 6)	477	156	360

CONSOLIDATED NET INCOME	1,140	484	818
Less: Net income attributable to noncontrolling interests	100	56	63

NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,040	$428	$755

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 18)
Basic	$5.29	$2.17	$3.87
Diluted	$5.28	$2.16	$3.84

(a)
Includes sales to nonconsolidated equity investees of $2,210 million, $1,830 million and $2,217 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,023	$930
Marketable securities (Note 3)	339	190
Accounts and notes receivable, net
Trade and other	1,935	1,730
Nonconsolidated equity investees	308	274
Inventories (Note 5)	1,977	1,341
Deferred income taxes (Note 6)	314	244
Prepaid expenses and other current assets	393	294

Total current assets	6,289	5,003

Long-term assets
Property, plant and equipment, net (Note 7)	2,041	1,886
Investments and advances related to equity method investees (Note 2)	734	574
Goodwill (Note 8)	367	364
Other intangible assets, net (Note 8)	222	228
Deferred income taxes (Note 6)	203	436
Other assets	546	325

Total assets	$10,402	$8,816

LIABILITIES
Current liabilities
Loans payable (Note 9)	$82	$37
Accounts payable (principally trade)	1,362	957
Current portion of accrued product warranty (Note 10)	421	426
Accrued compensation, benefits and retirement costs	468	366
Deferred revenue	182	128
Taxes payable (including taxes on income)	202	94
Other accrued expenses	543	424

Total current liabilities	3,260	2,432

Long-term liabilities
Long-term debt (Note 9)	709	637
Pensions (Note 11)	195	514
Postretirement benefits other than pensions (Note 11)	439	453
Other liabilities and deferred revenue (Note 12)	803	760

Total liabilities	5,406	4,796

Commitments and contingencies (Note 13)	—	—
EQUITY
Cummins Inc. shareholders' equity (Note 14)
Common stock, $2.50 par value, 500 shares authorized, 221.8 and 222.0 shares issued	1,934	1,860
Retained earnings	4,445	3,575
Treasury stock, at cost, 24.0 and 20.7 shares	(964)	(731)
Common stock held by employee benefits trust, at cost, 2.1 and 3.0 shares	(25)	(36)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(646)	(788)
Other	(74)	(107)

Total accumulated other comprehensive loss	(720)	(895)

Total Cummins Inc. shareholders' equity	4,670	3,773
Noncontrolling interests (Note 17)	326	247

Total equity	4,996	4,020

Total liabilities and equity	$10,402	$8,816

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,140	$484	$818
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Restructuring and other charges, net of cash payments (Note 22)	—	16	34
Depreciation and amortization	320	326	314
(Gain) loss on investments	(18)	—	45
Gain on fair value adjustment for consolidated investee (Note 21)	(12)	—	—
Deferred income taxes (Note 6)	56	5	(1)
Equity in income of investees, net of dividends	(147)	23	(45)
Pension contributions in excess of expense (Note 11)	(151)	(36)	(31)
Other post-retirement benefits payments in excess of expense (Note 11)	(35)	(24)	(35)
Stock-based compensation expense (Note 16)	22	20	28
Excess tax (benefits) deficiencies on stock based awards	(10)	1	(13)
Translation and hedging activities	13	41	(10)
Changes in current assets and liabilities, net of acquisitions and dispositions: (Note 1)	(245)	127	(267)
Changes in other liabilities and deferred revenue	133	155	109
Other, net	(60)	(1)	41

Net cash provided by operating activities	1,006	1,137	987

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(364)	(310)	(543)
Investments in internal use software	(43)	(35)	(82)
Proceeds from disposals of property, plant and equipment	55	10	29
Investments in and advances to equity investees	(2)	(3)	(89)
Acquisition of businesses, net of cash acquired (Note 21)	(104)	(2)	(142)
Proceeds from the sale of businesses (Note 21)	—	—	64
Investments in marketable securities-acquisitions (Note 3)	(823)	(431)	(390)
Investments in marketable securities-liquidations (Note 3)	690	335	409
Purchases of other investments	(62)	(62)	(62)
Cash flows from derivatives not designated as hedges	2	(18)	(53)
Other, net	—	7	11

Net cash used in investing activities	(651)	(509)	(848)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	214	76	76
Payments on borrowings and capital lease obligations	(143)	(97)	(152)
Net borrowings (payments) under short-term credit agreements	9	(2)	33
Distributions to noncontrolling interests	(28)	(34)	(24)
Dividend payments on common stock (Note 14)	(172)	(141)	(122)
Proceeds from sale of common stock held by employee benefit trust (Note 14)	58	72	63
Repurchases of common stock (Note 14)	(241)	(20)	(128)
Excess tax benefits (deficiencies) on stock-based awards	10	(1)	13
Other, net	26	6	4

Net cash used in financing activities	(267)	(141)	(237)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5	17	(53)

Net increase (decrease) in cash and cash equivalents	93	504	(151)
Cash and cash equivalents at beginning of year	930	426	577

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,023	$930	$426

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Common Stock Held in Trust	Unearned Compensation	Total Cummins Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2007	$551	$1,168	$2,660	$(286)	$(593)	$(79)	$(11)	$3,410	$292	$3,702
Comprehensive income:
Net income attributable to Cummins Inc.			755					755	63	818
Other comprehensive income (loss):
Unrealized gain on marketable securities				(1)				(1)	(2)	(3)
Unrealized loss on derivatives				(70)				(70)	—	(70)
Foreign currency translation adjustments				(289)				(289)	(34)	(323)
Change in pensions and other postretirement defined benefit plans				(418)				(418)	—	(418)

Total comprehensive income								(23)	27	4

Effect of change in pension plan measurement date			(5)	(2)				(7)	—	(7)
Issuance of shares	3	4						7	9	16
Employee benefits trust activity		46				18		64	—	64
Acquisition of shares					(128)			(128)	—	(128)
Reduction of noncontrolling interests								—	(54)	(54)
Cash dividends on common stock			(122)					(122)	—	(122)
Distribution to noncontrolling interests								—	(24)	(24)
Stock option exercises		(1)			6			5	—	5
Other shareholder transactions		22					6	28	(4)	24

BALANCE AT DECEMBER 31, 2008	$554	$1,239	$3,288	$(1,066)	$(715)	$(61)	$(5)	$3,234	$246	$3,480

Comprehensive income:
Net income attributable to Cummins Inc.			428					428	56	484
Other comprehensive income (loss):
Unrealized gain on derivatives				75				75	—	75
Foreign currency translation adjustments				86				86	14	100
Change in pensions and other postretirement defined benefit plans				10				10	—	10

Total comprehensive income								599	70	669

Issuance of shares	1	6						7	—	7
Employee benefits trust activity		61				25		86	—	86
Acquisition of shares					(20)			(20)	—	(20)
Cash dividends on common stock			(141)					(141)	—	(141)
Distribution to noncontrolling interests								—	(34)	(34)
Stock option exercises		(2)			4			2	—	2
Conversion to capital lease (Note 13)								—	(35)	(35)
Other shareholder transactions		2					4	6	—	6

BALANCE AT DECEMBER 31, 2009	$555	$1,306	$3,575	$(895)	$(731)	$(36)	$(1)	$3,773	$247	$4,020

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Treasury Stock	Common Stock Held in Trust	Unearned Compensation	Total Cummins Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Comprehensive income:
Net income attributable to Cummins Inc.			1,040						1,040	100	1,140
Other comprehensive income (loss):
Unrealized gain on marketable securities				2					2	2	4
Unrealized gain on derivatives				4					4	—	4
Foreign currency translation adjustments				27					27	10	37
Change in pensions and other postretirement defined benefit plans				142					142	—	142

Total comprehensive income									1,215	112	1,327

Issuance of shares		7							7	—	7
Employee benefits trust activity		68					11		79	—	79
Acquisition of shares						(241)			(241)	—	(241)
Cash dividends on common stock			(172)						(172)	—	(172)
Distribution to noncontrolling interests									—	(29)	(29)
Stock option exercises						8			8	—	8
Deconsolidation of variable interest entity (Note 1)									—	(11)	(11)
Other shareholder transactions	(1)	(1)	2					1	1	7	8

BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720	)(1)	$(964)	$(25)	$—	$4,670	$326	$4,996

(1)
Comprised of defined benefit postretirement plans of $(646) million, foreign currency translation adjustments of $(90) million, unrealized gain on marketable securities of $4 million and unrealized gain on derivatives of $12 million.

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration, exhaust aftertreatment, fuel systems, controls and air handling systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of more than 600 company-owned and independent distributor locations and more than 6,000 dealer locations in more than 190 countries and territories.

Principles of Consolidation

        Our Consolidated Financial Statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries where our ownership is more than 50 percent of common stock except for majority-owned subsidiaries that are considered variable interest entities (VIEs) where we are not deemed to have a controlling financial interest. In addition, we also consolidate, regardless of our ownership percentage, VIEs for which we are deemed to have a controlling financial interest. See "Recently Adopted and Recently Issued Accounting Pronouncements" below for revised VIE standards effective January 1, 2010. Intercompany balances and transactions are eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported in our Consolidated Balance Sheets. The noncontrolling ownership interest in our income, net of tax, is classified as "Net income attributable to noncontrolling interests" in our Consolidated Statements of Income. Certain amounts for 2009 and 2008 have been reclassified to conform to the current classifications.

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

        Our foreign equity investees are presented net of applicable foreign income taxes in our Consolidated Statements of Income. The vast majority of our United States (U.S.) equity investees are

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

partnerships (non-taxable), thus there is no difference between gross or net of tax presentation as the investees are not taxed.

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

  •
  Persuasive evidence of an arrangement exists,

  •
  The product has been shipped and legal title and all risks of ownership have been transferred,

  •
  Customer acceptance has occurred and

  •
  Payment is reasonably assured.

        Products are generally sold on open account under credit terms customary to the geographic region of distribution. We perform ongoing credit evaluations of our customers and generally do not require collateral to secure our accounts receivable. For engines, service parts, service tools and other items sold to independent distributors and to partially-owned distributors accounted for under the equity method, revenues are recorded when title and risk of ownership transfers. This transfer is based on the agreement in effect with the respective distributor and in the U.S. and most international locations generally occurs when the products are shipped. To the extent of our ownership percentage, margins on sales to distributors accounted for under the equity method are deferred until the distributor sells the product to unrelated parties.

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

        Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure inventory, property, plant and equipment balances and the related income statement using historical exchange rates. We include in income the resulting gains and losses, including the effect of derivatives in our Consolidated Statements of Income, which combined with transaction gains and losses amounted to a net loss of $1 million in 2010, net loss of $20 million in 2009 and a net loss of $46 million in 2008.

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

        We record all derivatives at fair value in our financial statements. Note 19, "DERIVATIVES" provides further information on our hedging strategy and accounting for derivative financial instruments.

Income Tax Accounting

        We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2010, we recorded net deferred tax assets of $511 million. These assets included $139 million for the value of tax loss and credit carryforwards. A valuation allowance of $50 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 6, "INCOME TAXES".

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statements of Cash Flows—Supplemental Disclosures

	Years ended December 31,
In millions	2010	2009	2008
Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:
Accounts and notes receivable	$(195)	$(181)	$88
Inventories	(574)	482	(251)
Other current assets	(54)	33	(54)
Accounts payable	345	(75)	(174)
Accrued expenses	233	(132)	124

Total	$(245)	$127	$(267)

Cash payments for income taxes, net of refunds	$312	$128	$349
Cash payments for interest, net of capitalized interest	$42	$31	$45

Marketable Securities

        We account for marketable securities in accordance with GAAP for certain investments in debt and equity securities. We determine the appropriate classification of all marketable securities as "held-to-maturity, "available-for-sale" or "trading" at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2010 and 2009, all of our investments were classified as available-for-sale.

        Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be "other-than-temporary" are recognized currently in income. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See Note 3, "MARKETABLE SECURITIES," for a detailed description of our investments in marketable securities.

Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount, which approximates fair value, and generally do not bear interest. We have a trade receivables sales program, which is more fully discussed in Note 23, "SALES OF ACCOUNTS RECEIVABLE," which allows us to sell, without recourse, an interest in a pool of our trade receivables to a financial institution as necessary. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The activity in our allowance for doubtful accounts is as follows:

	December 31,
In millions	2010	2009	2008
Balance, beginning of year	$13	$10	$12
Provision for bad debts	5	11	9
Write-offs	(3)	(9)	(9)
Other	—	1	(2)

Balance, end of year	$15	$13	$10

Inventories

        Our inventories are stated at the lower of cost or net realizable value. For the years ended December 31, 2010 and 2009, approximately 16 percent of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process.

Property, Plant and Equipment

        We record property, plant and equipment, inclusive of assets under capital leases, at cost. We depreciate the cost of the majority of engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. We depreciate the cost of all other equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and three to 20 years for machinery, equipment and fixtures. Capital lease amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $248 million, $269 million and $262 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Goodwill

        Under GAAP for goodwill and other intangible assets, the carrying value of goodwill must be tested for impairment on an annual basis and between annual tests in certain circumstances where impairment may be indicated. The fair value of each reporting unit was estimated by discounting the future cash flows less requirements for working capital and fixed asset additions. In accordance with GAAP, our reporting units are generally defined as one level below an operating segment. However, there were two situations where we have aggregated two or more components which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These two situations are described further below. This analysis has resulted in the following reporting units for our goodwill testing:

  •
  Within our Components segment, emission solutions and filtration have been aggregated into a single reporting unit. This reporting unit accounts for almost 90 percent of our total goodwill balance at December 31, 2010.

  •
  Also within our Components segment, our turbo technologies business is considered a separate reporting unit.

  •
  Within our Power Generation segment, our generator technologies business is considered a separate reporting unit.

  •
  Within our Engine segment, our new and recon parts business is considered a separate reporting unit. This reporting unit is in the business of selling new parts and remanufacturing and reconditioning engines and certain engine components.

  •
  Our Distribution segment is considered a single reporting unit as it is managed geographically and all regions share similar economic characteristics and provide similar products and services.

        No other reporting units have goodwill. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. As of the end of the third quarter in 2010, we performed the annual impairment assessment required by GAAP and determined that our goodwill was not impaired. At December 31, 2010, our recorded goodwill was $367 million, approximately 90 percent of which resided in the emission solutions plus filtration reporting unit. For this reporting unit, the fair value of the reporting unit exceeded its carrying value by a substantial margin. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

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

Warranty

        We charge the estimated costs of warranty programs, other than product recalls, to income at the time products are shipped to customers. We use historical experience of warranty programs to estimate the remaining liability for our various warranty programs. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. At December 31, 2010, we had $12 million of receivables related to estimated supplier recoveries of which $7 million was included in "Trade and other receivables, net" and $5 million was included in "Other assets" on our Consolidated Balance Sheets. At December 31, 2009, we had $10 million of receivables related to estimated supplier recoveries of which $5 million was included in "Trade and other receivables, net" and $5 million was included in "Other assets" on our Consolidated Balance Sheets.

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

Research and Development

        Our research and development program is focused on product improvements, innovations and cost reductions for our customers. We expense research and development expenditures, net of contract reimbursements, when incurred. Research and development expenses, net of contract reimbursements, were $402 million in 2010, $362 million in 2009 and $422 million in 2008. Contract reimbursements were $68 million in 2010, $92 million in 2009 and $61 million in 2008.

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

        In July 2010, the Financial Accounting Standards Board (FASB) amended its standards regarding the disclosures for credit quality of financing receivables and the allowance for credit losses. The objective of the amendment is to provide a greater level of disaggregated information about the credit quality of financing receivables, the allowance for credit losses, and timely recognition of such losses. Specifically, the amendment requires an entity to disclose credit quality indicators, past due information and modifications of its financing receivables. The new rules are effective for us beginning December 31, 2010. Our level of receivables that qualify as financing receivables, as defined by the standard, are not material for disclosure.

        In January 2010, the FASB amended its standards related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity which will not become effective until interim and annual periods beginning after December 15, 2010. The new standard requires us to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements. The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. Our disclosures related to the new standard are included in Note 4, "FAIR VALUE OF FINANCIAL INSTRUMENTS," to the Consolidated Financial Statements.

        In June 2009, the FASB amended its standards for accounting for transfers of financial assets, which was effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard removes the concept of a qualifying special-purpose entity from GAAP. The new standard modifies the financial components approach used in previous standards and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized. The new standard also requires enhanced disclosure regarding transfers of financial interests and a transferor's continuing involvement with transferred assets. The new standard requires us to report any activity under our receivable sales program as secured borrowings. As of December 31, 2010, there were no outstanding amounts under our receivable sales program and there was no significant activity during the year.

        In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which was effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary. The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments. The new standard also requires enhanced disclosures regarding an entity's involvement in a VIE. The only significant impact of the adoption of this standard was to deconsolidate Cummins Komatsu Engine Corporation (CKEC) as of January 1, 2010 and to account for CKEC under GAAP for equity method investees. CKEC is an

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

engine manufacturing entity jointly owned and operated by us and our equity partner. Prior to January 1, 2010, we were deemed the primary beneficiary of this VIE due to the pricing arrangements of purchases and the substantial volume of purchases we made from the VIE. The impact of the deconsolidation on our Consolidated Statements of Income was minimal as all sales were eliminated in consolidation in the past. The most significant impacts on our Consolidated Balance Sheets were to decrease current assets by $9 million, decrease long-term assets by $10 million, increase investments and advances related to equity method investees by $11 million and decrease noncontrolling interest by $11 million.

Accounting Pronouncements Issued But Not Yet Effective

        In October 2009, the FASB amended its rules regarding the accounting for multiple element revenue arrangements. The objective of the amendment is to allow vendors to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times. Specifically, this amendment addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists. The new rules are effective for us beginning January 1, 2011. We do not believe this amendment will have a significant impact on our Consolidated Financial Statements.

NOTE 2. INVESTMENTS IN EQUITY INVESTEES

        Investments in and advances to equity investees and our ownership percentage are as follows:

		December 31,
In millions	Ownership %	2010	2009
Dongfeng Cummins Engine Company, Ltd.	50%	$150	$85
North American distributors	30% - 50%	114	112
Komatsu alliances	20% - 50%	91	48
Chongqing Cummins Engine Company, Ltd.	50%	78	50
Cummins-Scania XPI Manufacturing, LLC	50%	57	52
Tata Cummins, Ltd.	50%	49	40
Beijing Foton Cummins Engine Co. Ltd.	50%	38	52
Shanghai Fleetguard Filter Co., Ltd.	50%	25	19
Other	Various	132	116

Total		$734	$574

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS IN EQUITY INVESTEES (Continued)

        Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the years ended December 31,
In millions	2010	2009	2008
Distribution Entities
North American distributors	$101	$100	$100
Komatsu Cummins Chile, Ltda	16	12	7
All other distributors	3	3	5
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	99	33	55
Chongqing Cummins Engine Company, Ltd.	46	36	30
Tata Cummins, Ltd.	14	5	7
Shanghai Fleetguard Filter Co., Ltd.	12	7	8
Komatsu manufacturing alliances	11	(2)	3
Cummins Westport, Inc.	10	3	6
Valvoline Cummins, Ltd.	8	7	2
Cummins MerCruiser Diesel Marine, LLC	(3)	(10)	3
Beijing Foton Cummins Engine Co., Ltd.	(16)	(5)	(4)
All other manufacturers	20	7	9

Cummins share of net income	321	196	231
Royalty and interest income	30	18	22

Equity, royalty and interest income from investees	$351	$214	$253

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

  •
  North American Distributors—Our distribution channel in North America includes 12 partially-owned distributors. Our equity interests in these nonconsolidated entities range from 30 percent to 50 percent. We also have an approximate 80 percent ownership interest in three partially owned distributors which we consolidate. While each distributor is a separate legal entity, the business of each is the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

  •
  Komatsu Cummins Chile, Ltda.—Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in the Chilean market.

        We also have 50 percent equity interests in five other international distributors.

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

  •
  Dongfeng Cummins Engine Company, Ltd.—Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation (Dongfeng), one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces Cummins four- to 13-liter mechanical engines, full-electronic diesel engines, with a power range from 125 to 545 horsepower, and natural gas engines.

  •
  Chongqing Cummins Engine Company, Ltd.—Chongqing Cummins Engine Company, Ltd. is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. The joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines, primarily serving the industrial and stationary power markets in China.

  •
  Tata Cummins Ltd.—Tata Cummins Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures the engines in India for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications.

  •
  Shanghai Fleetguard Filter Co., Ltd.—Shanghai Fleetguard Filter Co., Ltd. is a joint venture in China with Dongfeng that manufactures filtration systems.

  •
  Komatsu manufacturing alliances—Komatsu manufacturing alliances consists of two manufacturing joint ventures and one design joint venture including two in Japan and one in the U.S. with Komatsu Ltd. The joint ventures manufacture Cummins-designed medium-duty engines in Japan and Komatsu-designed high-horsepower engines in the U.S. The industrial engine design joint venture is located in Japan.

  •
  Cummins Westport, Inc.—Cummins Westport Inc. is a joint venture in Canada with Westport Innovations Inc. to market and sell automotive spark-ignited natural gas engines worldwide and to participate in joint technology projects on low-emission technologies.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. INVESTMENTS IN EQUITY INVESTEES (Continued)

  •
  Valvoline Cummins, Ltd.—Valvoline Cummins, Ltd. is a joint venture in India with Ashland Inc., USA. This joint venture manufactures and distributes lubricants and oil related products in India which are used in automotive and industrial applications. Products include transmission fluids, hydraulic lubricants, automotive filters, cooling system products, greases and specialty products.

  •
  Cummins MerCruiser Diesel Marine, LLC—Cummins MerCruiser Diesel Marine, LLC is a joint venture in the U.S. with Mercury Marine, a division of Brunswick Corporation, to develop, manufacture and sell recreational marine diesel products, including engines, sterndrive packages, inboard packages, instrument and controls, service systems and replacement and service parts and assemblies, complete integration systems and other related products.

  •
  Beijing Foton Cummins Engine Co., Ltd.—Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beijing Foton Motor Co., Ltd., a commercial vehicle manufacturer, which produces two families of Cummins high performance light-duty diesel engines in Beijing. The engines are used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles. Certain types of marine, small construction equipment and industrial applications are also served by these engine families.

Equity Investee Financial Summary

        We have approximately $399 million in our investment account at December 31, 2010, that represents cumulative undistributed income in our equity investees. Summary financial information for our equity investees is as follows:

	As of and for the years ended December 31,
In millions	2010	2009	2008
Net sales	$7,107	$5,554	$6,610
Gross margin	1,651	1,365	1,509
Net income	668	427	498
Cummins share of net income	$321	$196	$231
Royalty and interest income	30	18	22

Total equity, royalty and interest income from investees	$351	$214	$253

Current assets	$2,741	$2,005
Noncurrent assets	1,253	1,123
Current liabilities	(1,837)	(1,406)
Noncurrent liabilities	(499)	(390)

Net assets	$1,658	$1,332

Cummins share of net assets	$744	$587

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. MARKETABLE SECURITIES

        A summary of marketable securities, all of which are classified as current, is as follows:

	December 31,
	2010			2009
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale:
Debt mutual funds	$179	$1	$180	$123	$—	$123
Bank debentures	85	—	85	34	—	34
Certificates of deposit	59	—	59	21	—	21
Government debt securities—non-U.S.	4	(1)	3	4	(1)	3
Corporate debt securities	2	—	2	2	—	2
Equity securities and other	—	10	10	—	7	7

Total marketable securities	$329	$10	$339	$184	$6	$190

        Proceeds from sales and maturities of marketable securities were $690 million, $335 million and $409 million in 2010, 2009 and 2008, respectively. Gross realized gains from the sale of available-for-sale securities were less than $1 million for the year ended 2010, $2 million for the year ended 2009 and $1 million for the year ended 2008. Gross realized losses from the sale of available-for-sale securities were less than $1 million for the years ended December 31, 2010, 2009 and 2008.

        At December 31, 2010, the fair value of available-for-sale investments in debt securities by contractual maturity is as follows:

Maturity date	Fair value
In millions
1 year or less	$82
1 - 5 years	6
5 - 10 years	1
After 10 years	1

Total	$90

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS

        In January 2010, the FASB amended its standards related to fair value measurements and disclosures, which are effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity which will not become effective until interim and annual periods beginning after December 15, 2010. The new standard requires us to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements. The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. The amended

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

standards do not require retroactive restatement of prior periods. The adoption did not materially impact our Consolidated Financial Statements.

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observability of those inputs. The amended standards establish a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy defined by GAAP are as follows:

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

  Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At each balance sheet date, we perform an analysis of all instruments subject to fair value accounting under GAAP and include, in Level 3, all of those whose fair value is based on significant unobservable inputs. At December 31, 2010, we did not have any Level 3 financial assets or liabilities, other than those in our pension plan (see Note 11, "PENSION BENEFITS AND OTHER POST RETIREMENT BENEFITS").

        The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives. AFS securities are derived from Level 1 or Level 2 inputs. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair value measurement of derivatives results primarily from Level 2 inputs. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

external financial institutions. We participate in commodity swap contracts, currency forward contracts, and interest rate swaps. When material, we adjust the values of our derivative contracts for counter-party or our credit risk. There were no transfers into or out of Levels 2 or 3 during 2010.

        The following table summarizes our financial instruments recorded at fair value in our Consolidated Balance Sheets at December 31, 2010:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$75	$105	$—	$180
Bank debentures	—	85	—	85
Certificates of deposit	—	59	—	59
Government debt securities—non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2

Total available-for-sale debt securities	75	254	—	329
Available-for-sale equity securities:
Financial services industry	10	—	—	10

Total available-for-sale equity securities	10	—	—	10
Derivative assets:
Commodity swap contracts	—	21	—	21
Interest rate contracts	—	41	—	41

Total derivative assets	—	62	—	62

Total	$85	$316	$—	$401

        Fair value of foreign currency forward contacts and total derivative liabilities on our Consolidated Balance Sheets are not material.

        The substantial majority of our assets were valued utilizing a market approach. A description of the valuation techniques and inputs used for our Level 2 fair value measures are as follows:

        Debt mutual funds—Assets in Level 2 consist of exchange traded mutual funds that lack sufficient trading volume to be classified at Level 1. The fair value measure for these investments is the daily net asset value published on a regulated governmental website. Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.

        Bank debentures and Certificates of deposit—These investments provide us with a fixed rate of return and generally range in maturity from six months to one year. The counter-parties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by Cummins with the respective financial institution, our fair value measure is the financial institutions' month-end statement.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Government debt securities—non-U.S. and Corporate debt securities —The fair value measure for these securities are broker quotes received from reputable firms. These securities are infrequently traded on a national stock exchange and these values are used on a test basis to corroborate our Level 2 input measure.

        Foreign currency forward contracts—The fair value measure for these contracts are determined based on forward foreign exchange rates received from third-party pricing services. These rates are based upon market transactions and are periodically corroborated by comparing to third-party broker quotes.

        Commodity swap contracts—The fair value measure for these contracts are current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. The current spot price is the most significant component of this valuation and is based upon market transactions. We use third-party pricing services for the spot price component of this valuation which is periodically corroborated by market data from broker quotes.

        Interest rate contracts—We currently have only one interest rate contract. We utilize the month-end statement from the issuing financial institution as our fair value measure for this investment. We corroborate this valuation through the use of a third-party pricing service for similar assets and liabilities.

        The following tables summarize our financial instruments recorded at fair value in our Consolidated Balance Sheets at December 31, 2009:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$120	$3	$—	$123
Bank debentures	—	34	—	34
Certificates of deposit	—	21	—	21
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2

Total available-for-sale debt securities	120	63	—	183
Available-for-sale equity securities:
Financial services industry	7	—	—	7

Total available-for-sale equity securities	7	—	—	7
Derivative assets:
Commodity swap contracts	—	17	—	17
Interest rate contracts	—	25	—	25

Total derivative assets	—	42	—	42

Total	$127	$105	$—	$232

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        Fair value of foreign currency forward contacts and total derivative liabilities on our Consolidated Balance Sheets are not material.

Fair Value of Other Financial Instruments

        Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at December 31, 2010 and December 31, 2009, are set forth in the table below. The carrying values of all other receivables and liabilities approximated fair values.

	December 31,
In millions	2010	2009
Fair value of total debt	$886	$674
Carrying value of total debt	843	703

NOTE 5. INVENTORIES

        Inventories included the following:

	December 31,
In millions	2010	2009
Finished products	$1,019	$785
Work-in-process and raw materials	1,048	638

Inventories at FIFO cost	2,067	1,423
Excess of FIFO over LIFO	(90)	(82)

Total inventories	$1,977	$1,341

NOTE 6. INCOME TAXES

	Years ended December 31,
In millions	2010	2009	2008
Income (loss) before income taxes:
U.S. income	$242	$(47)	$(25)
Foreign income	1,375	687	1,203

	$1,617	$640	$1,178

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INCOME TAXES (Continued)

        Income tax expense consists of the following:

	Years ended December 31,
In millions	2010	2009	2008
Current:
U.S. federal and state	$11	$4	$16
Foreign	410	147	345

Total current	421	151	361
Deferred:
U.S. federal and state	49	(38)	(26)
Foreign	7	43	25

Total deferred	56	5	(1)

Income tax expense	$477	$156	$360

        A reconciliation of the U.S. federal income tax rate of 35 percent to the actual effective tax rate is as follows:

	Years ended December 31,
	2010	2009	2008
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal effect	0.6	(0.3)	—
Research tax credits	(1.3)	(2.4)	(0.8)
Differences in rates and taxability of foreign subsidiaries and joint ventures	(4.7)	(5.5)	(4.3)
Settlement of tax audits	—	—	(0.1)
Other, net	(0.1)	(2.4)	0.8

Effective tax rate	29.5%	24.4%	30.6%

        Retained earnings of the United Kingdom (U.K.) group and certain Singapore, German, and Indian subsidiaries are considered to be permanently reinvested. The determination of the deferred tax liability, if any, that might be due should that income be distributed is not practicable. However, we may periodically repatriate a portion of these earnings to the extent we can do so essentially tax-free, or at minimal cost. For our remaining subsidiary companies and joint ventures outside the U.S., we provide for the additional taxes that would be due upon the dividend distribution of the income of those foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. During 2010, we released $3 million of U.S. deferred tax liabilities related to prior years unremitted income of certain German and Indian subsidiaries of our U.K. group now considered to also be permanently reinvested. Income before income taxes includes equity income of foreign joint ventures of $218 million, $117 million and $140 million for the years ended December 31, 2010, 2009 and 2008, respectively. This equity income is recorded net of foreign taxes. Additional U.S. income taxes of $50 million, $31 million and $30 million for the years ended December 31, 2010, 2009 and 2008,

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INCOME TAXES (Continued)

respectively, were provided for the additional U.S. taxes that will ultimately be due upon the distribution of the foreign joint venture equity income.

        Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets are as follows:

	December 31,
In millions	2010	2009
Deferred tax assets:
U.S. federal and state carryforward benefits	$106	$131
Foreign carryforward benefits	33	20
Employee benefit plans	342	429
Warranty and marketing expenses	300	309
Deferred research and development expenses	20	40
Other	78	64

Gross deferred tax assets	879	993
Valuation allowance	(50)	(44)

Total deferred tax assets	829	949

Deferred tax liabilities:
Property, plant and equipment	(145)	(146)
Unremitted income of foreign subsidiaries and joint ventures	(126)	(100)
Other	(47)	(25)

Total deferred tax liabilities	(318)	(271)

Net deferred tax assets	$511	$678

        Our U.S. federal and state carryforward benefits include $20 million of foreign tax credit carryforward benefits that expire in 2019, $32 million of federal general business credit carryforward benefits that begin to expire in 2029, and $54 million of state credit and net operating loss carryforward benefits that begin to expire in 2012. Our foreign carryforward benefits include $33 million of net operating loss carryforwards that begin to expire in 2013. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance increased in 2010 by a net $6 million and increased in 2009 by a net $19 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits. Other liabilities and deferred revenue includes deferred tax liabilities of $6 million and $2 million for the years ended December 31, 2010 and 2009, respectively.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions
Balance at December 31, 2007	$49
Additions based on tax positions related to the current year	5
Additions based on tax positions related to the prior years	5
Reductions for tax positions relating to settlements with taxing authorities	(2)

Balance at December 31, 2008	$57
Additions based on tax positions related to the current year	1
Additions based on tax positions related to the prior years	4
Reductions for tax positions related to prior years	(3)
Reductions for tax positions relating to settlements with taxing authorities	(5)
Effects of foreign currency translations	2

Balance at December 31, 2009	$56
Additions based on tax positions related to the current year	2
Additions based on tax positions related to the prior years	35
Reductions for tax positions related to prior years	(5)
Reductions for tax positions relating to lapse of statute of limitations	(3)

Balance at December 31, 2010	$85

        Included in the December 31, 2010 and 2009, balances are $33 million related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. Also, we had accrued interest expense related to the unrecognized tax benefits of $30 million, $22 million and $14 million as of December 31, 2010, 2009 and 2008, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ending December 31, 2010, 2009 and 2008, we recognized approximately $5 million, $4 million and $2 million in net interest expense, respectively.

        It is reasonably possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months. These changes may be the result of ongoing audits or the expiration of statutes of limitations and could range from $0 to $60 million based on current estimates. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. Although we believe that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings. Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings. It is anticipated that audit settlements will be reached during 2011 that could have a significant earnings impact. Due to the uncertainty of amounts and in accordance with our accounting policies, we have not recorded any potential impact of these settlements.

        As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. Our U.S. federal income tax returns have been examined through 2005. With few exceptions, major state and foreign jurisdictions are no longer subject to income tax examinations for years before 2005.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

        Details of our property, plant and equipment balance are as follows:

	December 31,
In millions	2010		2009
Land and buildings	$955		$868
Machinery, equipment and fixtures	3,525		3,494
Construction in process	447	(1)	403

	4,927		4,765
Less: accumulated depreciation	(2,886)		(2,879)

Property, plant and equipment, net	$2,041		$1,886

(1)
Construction in process includes $166 million related to our future light-duty diesel engine platform.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table summarizes the changes in the carrying amount of goodwill for 2010 and 2009:

In millions	Components	Power Generation	Engine	Distribution	Total
Goodwill at December 31, 2008	$336	$13	$6	$7	$362
Additions	—	—	—	—	—
Dispositions	—	—	—	—	—
Translation and other	1	—	—	1	2

Goodwill at December 31, 2009	$337	$13	$6	$8	$364
Additions	—	—	—	3	3
Dispositions	—	—	—	—	—
Translation and other	1	(1)	—	—	—

Goodwill at December 31, 2010	$338	$12	$6	$11	$367

        We have elected to perform the annual impairment test of our recorded goodwill as required by GAAP as of the end of our third quarter. The results of this annual impairment test indicated that the fair value of each of our reporting units as of September 26, 2010 and September 27, 2009, exceeded their carrying, or book value, including goodwill, and therefore our recorded goodwill was not subject to impairment. The fair value was determined utilizing the expected present value of future cash flows.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2010	2009
Software	$389	$407
Accumulated amortization	(179)	(190)

Net software	210	217

Trademarks, patents and other	49	34
Accumulated amortization	(37)	(23)

Net trademarks, patents and other	12	11

Total	$222	$228

        Amortization expense for software and other intangibles totaled $69 million, $55 million and $50 million for the years ended December 31, 2010, 2009 and 2008, respectively. Internal and external software costs (excluding those related to research, re-engineering and training), trademarks and patents are amortized generally over a three to five-year period. The following table represents the projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions.

	For the years ended
In millions	2011	2012	2013	2014	2015
Projected amortization expense	$77	$63	$43	$24	$8

NOTE 9. DEBT

Loans Payable

        Loans payable at December 31, 2010 and 2009 were $82 million and $37 million, respectively, and consist primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2010, 2009 and 2008, was as follows:

	December 31,
	2010	2009	2008
Weighted average interest rate	4.76	5.61	7.03

        For the years ended December 31, 2010, 2009 and 2008, total interest incurred was $45 million, $41 million and $53 million, respectively. For the same respective periods, interest capitalized was $5 million, $6 million and $11 million.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT (Continued)

Revolving Credit Facility

        On July 16, 2010, we entered into a four-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.24 billion senior unsecured revolving credit facility, the proceeds of which are to be used by us for working capital or other general corporate purposes.

        The credit facility matures on July 16, 2014. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $150 million under our credit facility is available for swingline loans denominated in U.S. dollars. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR Rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR Rate loans was 2.00 percent per annum as of December 31, 2010. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.

        The credit agreement includes various covenants, including, among others, maintaining a leverage ratio of no more than 3.0 to 1.0 and maintaining an interest coverage ratio of at least 1.5 to 1.0. As of December 31, 2010, we were in compliance with all such covenants.

        The table below is a reconciliation of the maximum capacity of our revolver to the amount available under the facility as of December 31, 2010 and 2009. There were no outstanding borrowings under this facility at December 31, 2010.

	Revolving Credit Capacity at December 31,
In millions	2010	2009
Maximum credit capacity of the revolving credit facility	$1,240	$1,100
Less:
Letters of credit against revolving credit facility	32	35

Amount available for borrowing under the revolving credit facility	$1,208	$1,065

        As of December 31, 2010, we also had $278 million available for borrowings under our international and other domestic short-term credit facilities. Commitments against the other domestic and international facilities were $82 million as of December 31, 2010 and $37 million at the end of 2009.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT (Continued)

Long-term Debt

	December 31,
In millions	2010	2009
Long-term debt:
Export financing loan, 4.5%, due 2012	$52	$49
Export financing loan, 4.5%, due 2013	55	—
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other	56	39

	636	561
Unamortized discount	(36)	(36)
Fair value adjustment due to hedge on indebtedness	41	25
Capital leases	120	117

Total long-term debt	761	667
Less current maturities of long-term debt	(52)	(30)

Long-term debt	$709	$637

        Principal payments required on long-term debt during the next five years are:

	Required principal payments
In millions	2011	2012	2013	2014	2015
Payment	$52	$116	$67	$18	$8

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

        During 2010, two of our wholly-owned Brazilian subsidiaries entered into a loan agreement for a loan in local currency in an amount equivalent to US $50 million, at drawdown, at a fixed rate of 4.5 percent to finance its exports over the next three years. The principal of the loan has a two-year grace period and will begin amortizing in 2012.

        In October 2009, one wholly-owned subsidiary, Cummins Brasil Ltda, entered into a loan agreement with the Brazil development bank, BNDES, for a loan in local currency in an amount equivalent to US $45 million, at drawdown, at a fixed rate of 4.5 percent to finance its exports over the next three years. The principal of the loan has a two-year grace period and will begin amortizing in 2011.

        Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will, among other things, limit our ability to incur

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. DEBT (Continued)

additional debt or issue preferred stock, enter into sale-leaseback transactions, pay dividends, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a maximum debt-to-EBITDA ratio and a minimum interest coverage ratio. As of December 31, 2010, we were in compliance with all of the covenants under our borrowing agreements.

NOTE 10. PRODUCT WARRANTY LIABILITY

        We charge the estimated costs of warranty programs, other than product recalls, to income at the time products are shipped to customers. We use historical claims experience to develop the estimated liability. We review product recall programs on a quarterly basis and, if necessary, record a liability when we commit to an action, which is reflected in the provision for warranties issued line. We also sell extended warranty coverage on several engines. The following is a tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs:

	December 31,
In millions	2010	2009
Balance, beginning of year	$989	$962
Provision for warranties issued	401	364
Deferred revenue on extended warranty contracts sold	105	109
Payments	(421)	(472)
Amortization of deferred revenue on extended warranty contracts	(86)	(72)
Changes in estimates for pre-existing warranties	(7)	84
Foreign currency translation	(1)	14

Balance, end of year	$980	$989

        Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our balance sheets were as follows:

	December 31,
In millions	2010	2009	Balance Sheet Locations
Deferred revenue related to extended coverage programs:
Current portion	$91	$71	Deferred revenue
Long-term portion	193	191	Other liabilities and deferred revenue

Total	$284	$262

Receivables related to estimated supplier recoveries:
Current portion	$7	$5	Trade and other receivables
Long-term portion	5	5	Other assets

Total	$12	$10

Long-term portion of warranty liability	$275	$301	Other liabilities and deferred revenue

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. PRODUCT WARRANTY LIABILITY (Continued)

        During 2009, actual cost trends for certain midrange engine products, including products launched in 2007 and for which warranty periods can extend to five years, indicated higher per claim repair cost than the products on which the initial accrual rate was developed. These products include more electronic parts than historical models contributing to the higher cost per claim. In addition, certain products introduced in 2003 and sold prior to 2007 for which the warranty period extended five years also demonstrated a higher cost per claim than that of predecessor products. We increased our liability in 2009 as these experience trends became evident.

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

Obligations, Assets and Funded Status

        The following tables present the changes in the benefit obligations and the various plan assets, the funded status of the plans, and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans. Non-U.S. plans represent plans sponsored in the U.K. Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		Non-U.S. Plans
In millions	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$2,053	$1,949	$1,075	$861
Service cost	45	47	19	18
Interest cost	111	115	58	57
Plan participants' contributions	—	—	1	1
Actuarial losses (gains)	53	120	(57)	108
Benefits paid from fund	(144)	(176)	(37)	(58)
Benefits paid directly by employer	(9)	(8)	—	—
Exchange rate changes	—	—	(46)	99
Curtailment loss (gain)	—	5	—	(10)
Other	1	1	—	(1)

Benefit obligation at end of year	$2,110	$2,053	$1,013	$1,075

Change in plan assets
Fair value of plan assets at beginning of year	$1,677	$1,484	$929	$745
Actual return on plan assets	273	269	121	134
Employer contributions	100	100	112	21
Plan participants' contributions	—	—	1	1
Benefits paid	(144)	(176)	(37)	(58)
Exchange rate changes	—	—	(39)	86
Other	—	—	1	—

Fair value of plan assets at end of year	$1,906	$1,677	$1,088	$929

Funded status (including underfunded and nonfunded plans) at end of year	$(204)	$(376)	$75	$(146)

Amounts recognized in consolidated balance sheets
Other assets—long term assets	$—	$—	$75	$—
Accrued compensation, benefits and retirement costs—current liabilities	(9)	(8)	—	—
Pensions—long-term liabilities	(195)	(368)	—	(146)

Net amount recognized	$(204)	$(376)	$75	$(146)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$692	$801	$227	$364
Prior service (credit) cost	(5)	(6)	4	6

Net amount recognized	$687	$795	$231	$370

        In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans in 12 other countries outside the U.S. and the U.K. that comprise less than 3 percent and 4 percent of our pension plan assets and obligations, respectively. These plans are reflected in "Other liabilities and deferred revenue" on our Consolidated Balance Sheets.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The following table presents information regarding underfunded pension plans that are included in the preceding table:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		Non-U.S. Plans
	December 31,
In millions	2010	2009	2010	2009
Total accumulated benefit obligation	$2,087	$2,033	$—	$1,019
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	2,087	2,033	—	1,019
Fair value of plan assets	1,906	1,677	—	929
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	2,110	2,053	—	1,075
Fair value of plan assets	1,906	1,677	—	929

Components of Net Periodic Pension Cost

        The following table presents the net periodic pension cost under our plans:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			Non-U.S. Plans
In millions	2010	2009	2008	2010	2009	2008
Service cost	$45	$47	$48	$19	$18	$26
Interest cost	111	115	115	58	57	65
Expected return on plan assets	(147)	(142)	(150)	(71)	(60)	(73)
Amortization of prior service (credit) cost	(1)	(1)	(1)	3	3	3
Recognized net actuarial loss	36	29	20	17	21	19
Other	—	—	(1)	—	—	—

Net periodic benefit cost before curtailments	$44	$48	$31	$26	$39	$40
Curtailment loss	—	5	—	—	1	—

Net periodic benefit cost	$44	$53	$31	$26	$40	$40

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Other changes in benefit obligations and plan assets recognized in other comprehensive income in 2010, 2009 and 2008 are as follows:

In millions	2010	2009	2008
Amortization of prior service cost	$(2)	$(2)	$(2)
Curtailments	—	(1)	—
Recognized actuarial loss	(53)	(50)	(39)
Incurred prior service cost	1	—	—
Incurred actuarial (gain) loss	(181)	17	756
Foreign exchange translation adjustments	(12)	42	(56)

Total recognized in other comprehensive income	$(247)	$6	$659

Total recognized in net periodic pension cost and other comprehensive income	$(177)	$99	$730

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost during the next fiscal year are as follows:

In millions	2011
Prior service cost	$2
Net actuarial loss	56

        As disclosed in Note 22, "RESTRUCTURING AND OTHER CHARGES," we executed restructuring actions in 2009. As a result, our pension benefit plans were remeasured and we recognized curtailment losses, as prescribed under GAAP pension standards, due to the significant reduction in the expected aggregate years of future service of the employees affected by the actions. In 2009, we recorded net curtailment losses of $5 million and $1 million for U.S. and non-U.S. plans, respectively, and $2 million for our less significant plans in other countries outside the U.S. and the U.K. The curtailment losses include recognition of the change in the PBO and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.

Assumptions

        The table below presents various assumptions used in determining the pension benefit obligation for each year and reflects weighted-average percentages for the various plans (Non-U.S. is the U.K.):

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		Non-U.S. Plans
	2010	2009	2010	2009
Discount rate	5.42%	5.60%	5.80%	5.80%
Compensation increase rate	4.00%	4.00%	4.50%	4.50%

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans (Non-U.S. is the U.K.):

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			Non-U.S. Plans
	2010	2009	2008	2010	2009	2008
Discount rate	5.60%	6.20%	6.10%	5.80%	6.20%	5.80%
Expected return on plan assets	8.00%	8.25%	8.25%	7.25%	7.25%	7.25%
Compensation increase rate	4.00%	4.00%	4.00%	4.50%	4.25%	4.25%

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

U.S. Plan Assets

        For the U.S. qualified pension plans, our assumption for the expected return on assets was 8.0 percent in 2010. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations, we have elected to use an assumption of 8.0 percent per year in 2011.

        The primary investment objective is to exceed, on a net-of-fee basis, the rate of return of a policy portfolio comprised of the following:

Asset Class	Target	Range
U.S. equities	21%	16 - 26%
Non-U.S. equities	8%	4 - 12%
Global equities	16%	12 - 20%

Total equities	45%	50 - 60%
Real estate	7.5%	0 - 10%
Private equity	7.5%	0 - 10%
Fixed-income	40%	35 - 45%

Total	100%

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The fixed income component is structured to represent a custom bond benchmark constructed to closely represent the monthly change in the value of our liabilities. This component is structured in such a way that its benchmark covers 50 percent of the plan's exposure to changes in its discount rate (AA corporate bond yields). In order to achieve a hedge on more than the targeted 30 percent of plan assets invested in fixed income securities, the benefits policy committee may instruct the fixed income managers, other managers or the custodian/trustee to utilize derivative securities in an overlay fashion, which would further reduce the plan's risk of declining interest rates in what is referred to as a liability driven investment strategy. However, all managers hired to manage assets for the trust are prohibited from using leverage unless specifically discussed with the committee and allowed for in their guidelines.

UK Plan Assets

        The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets (equities and real estate) and liability matching assets (bonds) with a long-term outlook. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we have established the following targets:

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Fair Value of U.S. Plan Assets

        The fair values of U.S. pension plan assets at December 31, 2010, by asset category are as follows:

	Fair Value Measurements as of December 31, 2010
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$71	$458	$—	$529
Non-U.S.	133	239	—	372
Fixed income
Government debt	345	73	—	418
Corporate debt
U.S.	192	101	—	293
Non-U.S.	43	—	—	43
Asset/mortgaged backed securities	13	—	—	13
Net cash equivalents(1)	25	—	—	25
Derivative instruments(2)	—	1	—	1
Private equity and real estate(3)	—	—	208	208

Total	$822	$872	$208	$1,902

Pending trade purchases/sales				(2)
Accruals(4)				6

Total				$1,906

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

(4)
Interest or dividends that have not yet settled as of December 31, 2010.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The fair values of U.S. pension plan assets at December 31, 2009, by asset category are as follows:

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The reconciliation of Level 3 assets is as follows:

	Fair Value Measurements as of December 31, Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Ending December 31, 2008	$97	$57	$154
Actual return on plan assets:
Unrealized losses on assets still held at the reporting date	(6)	(21)	(27)
Purchases, sales and settlements	13	(1)	12

Ending balance at December 31, 2009	$104	$35	$139
Actual return on plan assets:
Unrealized gains on assets still held at the reporting date	14	3	17
Purchases, sales and settlements	8	44	52

Ending balance at December 31, 2010	$126	$82	$208

Fair Value of U.K. Plan Assets

        The fair values of U.K. pension plan assets at December 31, 2010, by asset category are as follows:

	Fair Value Measurements as of December 31, 2010
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$139	$—	$139
Non-U.S.	—	464	—	464
Fixed income
Government debt	100	—	—	100
Corporate debt
U.S.	19	—	—	19
Non-U.S.	81	212	—	293
Asset/mortgaged backed securities	16	—	—	16
Net cash equivalents(1)	40	—	—	40
Private equity and real estate(2)	—	—	40	40

Total	$256	$815	$40	$1,111

Pending trade purchases/sales				(26)
Accruals(3)				3

Total				$1,088

(1)
Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

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

(3)
Interest or dividends that have not yet settled as of December 31, 2010.

        The fair values of U.K. pension plan assets at December 31, 2009, by asset category are as follows:

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The reconciliation of Level 3 assets is as follows:

	Fair Value Measurements as of December 31, Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Ending at December 31, 2008	$5	$36	$41
Actual return on plan assets:
Unrealized losses on assets still held at the reporting date	(2)	(8)	(10)
Purchases, sales and settlements	1	3	4

Ending balance at December 31, 2009	$4	$31	$35
Actual return on plan assets:
Unrealized gains (losses) on assets still held at the reporting date	1	(2)	(1)
Purchases, sales and settlements	5	1	6

Ending balance at December 31, 2010	$10	$30	$40

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

Estimated Future Contributions and Benefit Payments

        We plan to contribute approximately $130 million to our defined benefit pension plans in 2011. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2011	2012	2013	2014	2015	2016 - 2020
Expected benefit payments	$213	$214	$213	$217	$221	$1,144

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Other Pension Plans

        We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $44 million, $42 million and $30 million for the years ended December 31, 2010, 2009 and 2008.

OTHER POSTRETIREMENT BENEFITS

        Our other postretirement benefit plans provide various health care and life insurance benefits to eligible employees, who retire and satisfy certain age and service requirements, and their dependents. The plans are contributory and contain cost-sharing features such as caps, deductibles, coinsurance and spousal contributions. Employer contributions are limited by formulas in each plan. Retiree contributions for health care benefits are adjusted annually and we reserve the right to change benefits covered under these plans. There were no plan assets for the postretirement benefit plans as our policy is to fund benefits and expenses for these plans as claims and premiums are incurred.

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

In millions	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$504	$503
Service cost	—	1
Interest cost	27	29
Plan participants' contributions	10	9
Amendments	(1)	—
Actuarial loss	14	17
Benefits paid directly by employer	(64)	(60)
Curtailment loss	—	5

Benefit obligation at end of year	$490	$504

Funded status at end of year	$(490)	$(504)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs—current liabilities	$(51)	$(51)
Postretirement benefits other than pensions—long-term liabilities	(439)	(453)

Net amount recognized	$(490)	$(504)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$50	$35
Prior service credit	(14)	(20)

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

In millions	2010	2009
Net amount recognized	$36	$15

Components of Net Periodic Other Postretirement Benefits Cost

        The following table presents the net periodic other postretirement benefits cost under our plans:

In millions	2010	2009	2008
Service cost	$—	$1	$1
Interest cost	27	29	31
Amortization of prior service credit	(8)	(9)	(10)
Recognized net actuarial gain	—	—	(1)
Other	—	(1)	—

Net periodic other postretirement benefit cost before curtailments	19	20	21
Curtailment loss	—	6	—

Net periodic other postretirement benefit cost	$19	$26	$21

        Other changes in benefit obligations recognized in other comprehensive income in 2010, 2009 and 2008 are as follows:

In millions	2010	2009	2008
Amortization of prior service credit	$8	$9	$10
Recognized actuarial gain	—	—	1
Incurred actuarial loss (gain)	14	17	(20)
Incurred prior service credit	(2)	—	(2)
Other	1	(1)	(2)

Total recognized in other comprehensive income	21	25	(13)

Total recognized in net periodic other postretirement benefit cost and other comprehensive income	$40	$51	$8

        The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic other postretirement benefit cost during the next fiscal year is a prior service credit of $8 million.

        As disclosed in Note 22, "RESTUCTURING AND OTHER CHARGES," we executed restructuring actions in 2009. As a result, our U.S. postretirement benefit plans were remeasured and we recognized curtailment losses, as prescribed under GAAP other postretirement benefit standards, due to the significant reduction in the expected aggregate years of future service of the employees affected by the actions. In 2009, we recorded net curtailment losses of $6 million. The curtailment losses include recognition of the change in the APBO and a portion of the previously unrecognized prior service cost reflecting the reduction in expected future service.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Assumptions

        The table below presents assumptions used in determining the other postretirement benefit obligation for each year and reflects weighted-average percentages for our other postretirement plans:

	2010	2009
Discount rate	5.20%	5.60%

        The table below presents assumptions used in determining the net periodic other postretirement benefits cost and reflects weighted-average percentages for the various plans:

	2010	2009	2008
Discount rate	5.60%	6.20%	6.00%

        Our consolidated other postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, an 8.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2010. The rate was assumed to remain at 8.00 percent for three years and then decrease on a linear basis to 5.00 percent through 2019 and remain at that level thereafter. An increase in the health care cost trends of one percent would increase our APBO by $20 million as of December 31, 2010 and the net periodic other postretirement benefit expense for 2011 by $1 million. A decrease in the health care cost trends of one percent would decrease our APBO by $17 million as of December 31, 2010 and the net periodic other postretirement benefit expense for 2011 by $1 million.

        The Medicare Prescription Drug Improvement and Modernization Act of 2003 was reflected in the APBO beginning December 31, 2004, assuming we will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and we will receive the federal subsidy. We received a subsidy of approximately $4 million in 2010 and $5 million in 2009.

Estimated Benefit Payments

        The table below presents expected benefit payments under our other postretirement benefit plans and also provides the Medicare subsidy receipts expected to be received:

In millions	2011	2012	2013	2014	2015	2016 - 2020
Expected benefit payments, net of Medicare Part D subsidy—postretirement	$51	$50	$49	$48	$46	$188
Medicare Part D subsidy	2	3	3	3	3	12

NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE

        Other liabilities and deferred revenue include the following:

	December 31,
In millions	2010	2009
Accrued warranty	$275	$301

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. OTHER LIABILITIES AND DEFERRED REVENUE (Continued)

	December 31,
In millions	2010	2009
Deferred revenue	231	215
Accrued compensation	149	104
Other long-term liabilities	148	140

Other liabilities and deferred revenue	$803	$760

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

        We conduct significant business operations in Brazil that are subject to the Brazilian federal, state and local labor, social security, tax and customs laws. While we believe we comply with such laws, they are complex, subject to varying interpretations and we are often engaged in litigation regarding the application of these laws to particular circumstances. In 2010, it was determined that we overpaid a Brazilian revenue based tax during the period 2004-2008. Our results include a pre-tax recovery of $32 million recorded in cost of sales ($21 million after-tax) related to tax credits on imported products arising from an overpayment. This recovery has been excluded from segment results as it was not considered by management in its evaluation of operating results for the year.

        In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage. We have submitted a claim for $220 million to our insurance carriers, which includes a claim for business interruption. As of December 31, 2010, we have received $92 million in recoveries from the insurance carriers. Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other. Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

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

Residual Value Guarantees

        We have various residual value guarantees on equipment leased under operating leases. The total amount of these residual value guarantees at December 31, 2010 and 2009 was $2 million and $8 million, respectively.

Other Guarantees and Commitments

        In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations. As of December 31, 2010, the maximum potential loss related to these other guarantees is $76 million ($47 million of which relates to the Beijing Foton guarantee discussed below and $28 million relates to the Cummins Olayan Energy Limited guarantee discussed below).

        We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances. As of December 31, 2010, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $59 million, of which $53 million relates to a contract with an engine parts supplier that extends to 2013. This arrangement enables us to secure critical components. We do not currently anticipate paying any penalties under these contracts.

        In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $181 million (at current exchange rates). The line will be used primarily to fund equipment purchases for a new manufacturing plant. As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $91 million (at current exchange rates). As of December 31, 2010, outstanding borrowings under this agreement were $93 million and our guarantee was $47 million (at current exchange rates). We recorded a liability for the fair value of this guarantee.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

The amount of the liability was less than $1 million. The offset to this liability was an increase in our investment in the joint venture.

        In February 2010, Cummins Olayan Energy Limited, a 49 percent owned entity accounted for under the equity method, executed a four-year $101 million (at current exchange rates) debt financing arrangement to acquire certain rental equipment assets. As a part of this transaction, we guaranteed 49 percent of the total outstanding loan amount or $50 million (at current exchange rates). As of December 31, 2010, outstanding borrowings under this agreement were $56 million and our guarantee was $28 million (at current exchange rates). We recorded a liability for the fair value of this guarantee. The amount of the liability was less than $1 million. The offset to this liability was an increase in our investment in the joint venture.

        We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $78 million and $75 million as of December 31, 2010 and 2009, respectively.

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

Joint Venture Commitments

        As of December 31, 2010, we have committed to invest an additional $96 million into existing joint ventures with $73 million to be funded in 2011.

Leases

        We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next ten years and contain renewal provisions. Rent expense under these leases approximated:

In millions	2010	2009	2008
Rent expense	$146	$130	$129

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

        The following is a summary of the leased property under capital leases by major classes:

	Asset balances at December 31,
In millions	2010	2009
Building	$68	$48
Equipment	106	105
Other	7	7
Less: Accumulated amortization	(74)	(78)

Total	$107	$82

        Following is a summary of the future minimum lease payments due under capital and operating leases, including leases in our rental business discussed below, with terms of more than one year at December 31, 2010, together with the net present value of the minimum payments due under capital leases:

In millions	Capital Leases	Operating Leases
2011	$31	$90
2012	43	74
2013	24	54
2014	20	41
2015	9	33
After 2015	28	121

Total minimum lease payments	$155	$413

Interest	(35)

Present value of net minimum lease payments	$120

        In addition, we have subleased certain of the facilities under operating lease to third parties. The future minimum lease payments due from lessees under those arrangements are $1 million per year for the years 2011 through 2015.

Sale and Leaseback Transaction Amendment and Extension

        During 2001, we entered into a sale-leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment. The lease was classified as an operating lease with a lease term of 11.5 years, expiring June 28, 2013. The financial institution created a grantor trust to act as the lessor in the arrangement. The financial institution owns all of the equity in the trust. The grantor trust has no assets other than the equipment and its rights to the lease agreement with us. The terms of the agreement contained a guarantee of the residual value of the equipment and in December 2003, the grantor trust which acts as the lessor in the sale and leaseback transaction described above was consolidated as a result of the adoption of new accounting standards for variable interest entities, due primarily to the existence of the residual value guarantee.

        In February 2009, we amended the lease agreement to extend the lease for an additional two years to June 2015 and we removed the residual value guarantee. As a result of removing the residual value

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13. COMMITMENTS AND CONTINGENCIES (Continued)

guarantee, we were no longer required to consolidate the grantor trust and we deconsolidated the trust in the first quarter of 2009. With the deconsolidation, we are now required to account for the leasing arrangement with the trust which qualifies as a capital lease. The deconsolidation of the trust had minimal impact on our Consolidated Financial Statements as the present value of the minimum lease payments (including the extension) approximated the amount that was reported as noncontrolling interest as of the date of the amendment. The reduction in noncontrolling interests and increase in our capital lease liabilities was $35 million.

        The future lease payments required under the amended lease are as follows:

In millions Due date	Payment amount
2011	$—
2012	12
2013	10
2014	14
2015	4

        The lease agreement includes certain default provisions requiring us to make timely rent payments, maintain, service, repair and insure the equipment and maintain minimum debt ratings for our long-term senior unsecured debt obligations.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. CUMMINS INC. SHAREHOLDERS' EQUITY

Preferred and Preference Stock

        We are authorized to issue one million shares each of zero par value preferred and preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2010, there was no preferred or preference stock outstanding.

Common Stock

        Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans are as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2007	220.4	18.2	6.5
Shares acquired	—	2.3	—
Shares issued	1.6	(0.1)	—
Employee benefits trust activity	—	—	(1.4)
Other shareholder transactions	(0.3)	—	—

Balance at December 31, 2008	221.7	20.4	5.1

Shares acquired	—	0.4	—
Shares issued	0.9	(0.1)	—
Employee benefits trust activity	—	—	(2.1)
Other shareholder transactions	(0.6)	—	—

Balance at December 31, 2009	222.0	20.7	3.0

Shares acquired	—	3.5	—
Shares issued	0.2	(0.2)	—
Employee benefits trust activity	—	—	(0.9)
Other shareholder transactions	(0.4)	—	—

Balance at December 31, 2010	221.8	24.0	2.1

Treasury Stock

        Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2010, consisting of shares issued and purchased is presented in our Consolidated Statements of Changes in Equity.

        In December 2007, the Board of Directors authorized the acquisition of up to $500 million of Cummins common stock. We began making purchases under the plan in March 2008 and purchased $128 million of stock during 2008 at an average cost of $55.49 per share.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. CUMMINS INC. SHAREHOLDERS' EQUITY (Continued)

        In February 2009, we temporarily suspended our stock repurchase program to conserve cash. In the fourth quarter of 2009, we lifted the suspension and purchased $20 million of common stock at an average cost of $46.52 per common share.

        In 2010, we purchased $241 million of common stock through the following quarterly purchases:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share
March 28	0.7	$60.36
June 27	1.8	67.39
September 26	1.0	75.77
December 31	—	—

Total	3.5	$68.57

        In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of Cummins common stock upon the completion of the $500 million program which had $111 million of remaining capacity at December 31, 2010.

Quarterly Dividends

        In July 2010, our Board of Directors approved a 50 percent increase in the quarterly dividends on our common stock from $0.175 per common share to $0.2625 per common share. In July 2008, our Board of Directors approved a 40 percent increase in the quarterly dividends on our common stock from $0.125 per common share to $0.175 per common share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2010	2009	2008
First quarter	$0.175	$0.175	$0.125
Second quarter	0.175	0.175	0.125
Third quarter	0.2625	0.175	0.175
Fourth quarter	0.2625	0.175	0.175

        Total dividends paid to common shareholders in 2010, 2009 and 2008 were $172 million, $141 million and $122 million, respectively. Declaration and payment of dividends in the future depends upon income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider the dividend payment. We expect to fund dividend payments with cash from operations.

Employee Benefits Trust

        In 1997, we established the Employee Benefits Trust (EBT) funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the EBT are dividends received on unallocated shares of our common stock held by the EBT. The EBT may be used to fund matching contributions to employee accounts in the 401(k) Retirement Savings Plan (RSP) made in proportion to employee contributions under the terms of the RSP. In

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. CUMMINS INC. SHAREHOLDERS' EQUITY (Continued)

addition, we may direct the trustee to sell shares of the EBT on the open market to fund other non-qualified employee benefit plans. Matching contributions charged to income for the years ended December 31, 2010, 2009 and 2008 were $21 million, $13 million and $3 million, respectively. EBT shares sold on the open market and proceeds from those sales for the years ended December 31, 2010 and 2009 were as follows:

In millions	2010	2009
EBT shares sold on open market	0.7	1.5
Proceeds from sale	$58	$72

Employee Stock Ownership Plan

        We have an ESOP Trust that was established in 1989 for certain domestic salaried and non-bargained employees participating in our RSP. The ESOP had a note payable to us which was funded through future employer contributions to the ESOP Trust. In 2010, the debt was repaid and the ESOP became an unleveraged plan.

        Our annual cash contributions during plan year 2010, 2009 and 2008 along with dividends received on unallocated shares of our common stock held by the ESOP Trust and cash contributions from the EBT were equal to the required principal and interest payments due under the ESOP notes. Dividends received on allocated ESOP shares were used to purchase shares of our common stock from the EBT. Those shares were allocated to the participant accounts. Compensation expense was recorded as shares were allocated to plan participants each year and reduced by the common stock dividends received by the ESOP Trust. Unearned compensation was included in Cummins Inc. shareholders' equity and represented compensation expense which was recorded as the remaining shares were allocated to participants. All shares issued to the ESOP Trust were considered outstanding for purposes of computing earnings per share. Dividends on unallocated ESOP shares were used to service a portion of the principal and interest due on the ESOP notes.

In millions	2010	2009	2008
Dividends on unallocated ESOP shares	$—	$—	$1
Annual cash contributions, dividends received on unallocated shares and cash contributions from EBT	2	10	9
Annual compensation expense	1	4	3

ESOP Trust Shares December 31, 2010
Allocated shares to participants	2,484,326
Unreleased and unallocated shares	—
Shares committed to be allocated	—

Total ESOP Trust shares	2,484,326

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. OTHER COMPREHENSIVE INCOME (LOSS)

        Following are the items included in other comprehensive income (loss) and the related tax effects:

In millions	Before Tax Amount	Tax (Provision) Benefit	After Tax Amount
Year ended December 31, 2010
Change in pensions and other postretirement defined benefit plans	$207	$(65)	$142

Foreign currency translation adjustments	52	(25)	27

Unrealized gain on marketable securities:
Holding gain	2	—	2
Reclassification of realized gain to net income	—	—	—

Net unrealized gain	2	—	2

Unrealized gain on derivatives:
Holding gain	8	(3)	5
Reclassification of realized gain to net income	(2)	1	(1)

Net unrealized gain	6	(2)	4

Other comprehensive income attributable to Cummins Inc.	267	(92)	175
Noncontrolling interests	12	—	12

Total other comprehensive income	$279	$(92)	$187

Year ended December 31, 2009
Change in pensions and other postretirement defined benefit plans	$14	$(4)	$10

Foreign currency translation adjustments	95	(9)	86

Unrealized (loss) gain on marketable securities:
Holding gain	2	(1)	1
Reclassification of realized gain to net income	(2)	1	(1)

Net unrealized (loss) gain	—	—	—

Unrealized gain on derivatives:
Holding gain	81	(25)	56
Reclassification of realized loss to net income	25	(6)	19

Net unrealized gain	106	(31)	75

Other comprehensive income attributable to Cummins Inc.	215	(44)	171
Noncontrolling interests	14	—	14

Total other comprehensive income	$229	$(44)	$185

Year ended December 31, 2008
Change in pensions and other postretirement defined benefit plans	$(643)	$225	$(418)

Foreign currency translation adjustments	(312)	23	(289)

Unrealized loss on marketable securities:
Holding gain	1	—	1
Reclassification of realized gain to net income	(2)	—	(2)

Net unrealized loss	(1)	—	(1)

Unrealized loss on derivatives:
Holding loss	(92)	25	(67)
Reclassification of realized gain to net income	(5)	2	(3)

Net unrealized loss	(97)	27	(70)

Other comprehensive loss attributable to Cummins Inc.	(1,053)	275	(778)
Noncontrolling interests	(37)	1	(36)

Total other comprehensive loss	$(1,090)	$276	$(814)

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. STOCK INCENTIVE AND STOCK OPTION PLANS

        In September 2003, our shareholders approved the 2003 Stock Incentive Plan (The Plan), which replaced and succeeded the 1993 Stock Incentive Plan. The Plan, as amended February 2009, allows for the granting of up to 13.5 million stock-based awards to executives and employees, of which one-half must be in the form of stock options. Awards available for grant under the plan include, but are not limited to, stock options, stock appreciation rights, performance shares, restricted stock and other stock awards.

        Stock options are generally granted with a strike price equal to the fair market value of the stock on the date of grant, a life of 10 years and a two-year vesting period. Compensation expense is recorded on a straight-line basis over the vesting period beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. Options granted to employees eligible for retirement under our retirement plan are fully expensed as of the grant date.

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

        Compensation expense (net of estimated forfeitures) related to our share-based plans for the year ended December 31, 2010, 2009 and 2008 was approximately $20 million, $20 million and $28 million, respectively. The excess tax benefit/(deficiency) associated with our share-based plans for the years ended December 31, 2010, 2009 and 2008, was $10 million, $(1) million and $13 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards was approximately $26 million at December 31, 2010, and is expected to be recognized over a weighted-average period of less than two years.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

        The table below summarizes the activity in our stock option plans:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance, December 31, 2007	532,750	$12.10
Granted	105,350	27.34
Exercised	(188,120)	11.21
Forfeited	(5,400)	9.93
Expired	(4,500)	13.92

Balance, December 31, 2008	440,080	$16.14
Granted	598,510	25.31
Exercised	(117,830)	14.66
Forfeited	(3,530)	25.05
Expired	(20,400)	10.63

Balance, December 31, 2009	896,830	$22.55
Granted	387,250	62.74
Exercised	(195,530)	17.36
Forfeited	(8,555)	41.54
Expired	(6,400)	9.33

Balance, December 31, 2010	1,073,595	$37.92	8.02	$77,902,023

Exercisable, December 31, 2008	440,080	$16.14	4.50	$5,529,723
Exercisable, December 31, 2009	376,450	$18.50	4.82	$10,709,436
Exercisable, December 31, 2010	222,110	$26.36	5.40	$18,683,972

        The weighted-average grant date fair value of options granted during the years ended December 31, 2010, 2009 and 2008, was $27.45, $10.57 and $12.38, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008, was approximately $13 million, $3 million and $9 million, respectively.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

        The weighted-average grant date fair value of performance and restricted shares is as follows:

	Performance Shares		Restricted Shares
	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Nonvested at December 31, 2007	2,074,636	$26.34	208,800	$27.16
Granted	1,038,842	34.95	—	—
Vested	(842,300)	19.08	(70,670)	26.49
Forfeited	(64,692)	32.56	—	—

Nonvested at December 31, 2008	2,206,486	$32.98	138,130	$27.51
Granted	440,168	31.67	—	—
Vested	(1,382,720)	25.34	(68,264)	27.33
Forfeited	(50,548)	47.40	—	—

Nonvested at December 31, 2009	1,213,386	$40.63	69,866	$27.68
Granted	186,947	60.92	68,290	52.16
Vested	(704,931)	38.62	(68,266)	27.33
Cancelled	(200,324)	56.53	—	—
Forfeited	(13,307)	30.98	—	—

Nonvested at December 31, 2010	481,771	$45.10	69,890	$51.94

        The total fair value of performance shares vested during the years ended December 31, 2010, 2009 and 2008 was $27 million, $35 million and $16 million, respectively. The total fair value of restricted shares vested was $2 million for each of the years ended December 31, 2010, 2009 and 2008.

        The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2010	2009	2008
Expected life (years)	5	5	7
Risk-free interest rate	2.26%	2.55%	3.2%
Expected volatility	54.23%	50.55%	49.6%
Dividend yield	1.4%	1.5%	1.3%

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. NONCONTROLLING INTERESTS

        Noncontrolling interests in the equity of consolidated subsidiaries are as follows:

	December 31,
In millions	2010	2009
Cummins India Ltd.	$247	$185
Wuxi Cummins Turbo Technologies Co. Ltd.	60	36
Other	19	26

Total	$326	$247

NOTE 18. EARNINGS PER SHARE

        We calculate basic earnings per share (EPS) of common stock by dividing net income attributable to Cummins Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. We exclude shares of common stock held in the EBT (see Note 14, "CUMMINS INC. SHAREHOLDERS' EQUITY") from the calculation of the weighted-average common shares outstanding until those shares are distributed from the EBT to the RSP. Following are the computations for basic and diluted earnings per share:

	Years ended December 31,
Dollars in millions, except per share amounts	2010	2009	2008
Net income attributable to Cummins Inc.	$1,040	$428	$755

Weighted-average common shares outstanding:
Basic	196,699,155	197,445,998	194,958,370
Dilutive effect of stock compensation awards	449,252	249,126	1,572,178

Diluted	197,148,407	197,695,124	196,530,548

Earnings per common share attributable to Cummins Inc.:
Basic	$5.29	$2.17	$3.87
Diluted	5.28	2.16	3.84

        The weighted-average diluted common shares outstanding for 2010, 2009 and 2008 excludes the effect of approximately 7,795, 53,750 and 16,020 weighted-average shares, respectively, of common stock options, since such options had an exercise price in excess of the monthly average market value of our common stock during that year.

NOTE 19. DERIVATIVES

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. DERIVATIVES (Continued)

we adjust the value of our derivative contracts for counter-party or our credit risk. The results and status of our hedging transactions are reported to senior management on a monthly and quarterly basis.

Foreign Exchange Rates

        As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flows for up to one year. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive loss" (AOCL). When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change. As of December 31, 2010, the amount we expect to reclassify from AOCL to income over the next year is a net unrealized loss of $1 million. For the years ended December 31, 2010 and 2009, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

        The table below summarizes our outstanding foreign currency forward contracts. Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below. The currencies in this table represent 97 percent and 96 percent of the notional amounts of contracts outstanding as of December 31, 2010 and December 31, 2009.

	Notional amount in millions
Currency denomination	December 31, 2010	December 31, 2009
United States Dollar (USD)	142	107
British Pound Sterling (GBP)	87	70
Euro (EUR)	46	12
Singapore Dollar (SGD)	17	15
Indian Rupee (INR)	1,275	616
Japanese Yen (JPY)	3,722	1,335
Romanian Leu (RON)	—	44
Canadian Dollar (CAD)	39	—
South Korea Won (KRW)	28,028	2,115
Chinese Renmimbi (CNY)	60	39

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. DERIVATIVES (Continued)

Commodity Price Risk

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. The swap contracts are derivative contracts that are designated as cash flow hedges under GAAP. The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL. When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs. As of December 31, 2010, we expect to reclassify an unrealized net gain of $15 million from AOCL to income over the next year. For the year ended December 31, 2010, there were no material circumstances that would have resulted in the discontinuance of a cash flow hedge. For the year ended December 31, 2009, we discontinued hedge accounting on certain contracts where the forecasted transactions were no longer probable. The amount reclassified to income as a result of this action was a loss of $4 million. Our internal policy allows for managing these cash flow hedges for up to three years.

        The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

	December 31, 2010		December 31, 2009
Dollars in millions Commodity	Notional Amount	Quantity	Notional Amount	Quantity
Copper	$55	7,560 metric tons(1)	$77	11,372 metric tons(1)
Platinum	11	9,157 troy ounces(2)	14	15,986 troy ounces(2)
Palladium	1	1,763 troy ounces(2)	1	3,161 troy ounces(2)

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. DERIVATIVES (Continued)

"Interest expense." The following table summarizes these gains and losses for the years presented below:

	For the years ended December 31,
	2010		2009
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$16	$(16)	$(54)	$54

Cash Flow Hedging

        The following table summarizes the effect on our Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the years ended December 31, 2010 and 2009 presented below. The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		For the years ended December 31,
				Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
		Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)
	Location of Gain/(Loss) Reclassified into Income (Effective Portion)
In millions Derivatives in Cash Flow Hedging Relationships		2010	2009	2010	2009
Foreign currency forward contracts	Net sales	$(5)	$7	$(6)	$(1)
Commodity swap contracts	Cost of sales	13	74	8	(24)

Total		$8	$81	$2	$(25)

Derivatives Not Designated as Hedging Instruments

        The following table summarizes the effect on our Consolidated Statements of Income for derivative instruments that are not classified as hedges for the years ended December 31, 2010 and 2009.

		For the years ended December 31,
		Amount of Gain/(Loss) Recognized in Income on Derivatives
	Location of Gain/(Loss) Recognized in Income on Derivatives
In millions Derivatives Not Designated as Hedging Instruments		2010	2009
Foreign currency forward contracts	Cost of sales	$(3)	$2
Foreign currency forward contracts	Other income (expense), net	4	12

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. DERIVATIVES (Continued)

Fair Value Amount and Location of Derivative Instruments

        The following tables summarize the location and fair value of derivative instruments on our Consolidated Balance Sheets:

	Derivative assets
	Fair Value
In millions	December 31, 2010	December 31, 2009	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Commodity swap contracts	$20	$9	Prepaid expenses and other current assets
Commodity swap contracts	1	8	Other assets
Interest rate contract	41	25	Other assets

Total derivative assets	$62	$42

        Fair value of foreign currency forward contacts and total derivative liabilities on our Consolidated Balance Sheets are not material.

NOTE 20. OTHER INCOME (EXPENSE)

        Other income (expense) included the following:

	Years ended December 31,
In millions	2010	2009	2008
Change in cash surrender value of corporate owned life insurance(1)	$12	$(4)	$(36)
Gain on acquisition of Cummins Western Canada (CWC)	12	—	—
Dividend income	7	5	6
Life insurance proceeds	7	—	—
Foreign currency losses, net(2)	(1)	(20)	(46)
Bank charges	(15)	(14)	(12)
Other, net	12	18	18

Total other income (expense), net	$34	$(15)	$(70)

(1)
The change in cash surrender value of corporate owned life insurance for the year ended December 31, 2010, was due to improved market performance. The change in the cash surrender value of corporate owned life insurance for the years ended December 31, 2009 and 2008 was due to market deterioration, which in 2008 included the write down of certain investments to zero.

(2)
The foreign currency exchange losses in 2009 and 2008 were due to unfavorable currency fluctuations with the British Pound and Brazilian Real in 2009 and the British Pound, Euro, Australian Dollar and Indian Rupee in 2008.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. ACQUISITIONS AND DIVESTITURES

        On January 4, 2010, we acquired the remaining 70 percent interest in Cummins Western Canada (CWC) from our former principal for consideration of approximately $71 million. We formed a new partnership with a new distributor principal where we own 80 percent of CWC and the new distributor principal owns 20 percent. As of the acquisition date CWC ceased being a variable interest entity. The acquisition was effective on January 1, 2010. The $71 million of consideration consisted of:

In millions
Borrowings under credit revolver	$44
Capital contributed by Cummins Inc.	10
Capital contributed by new principal, as described below	8
Funded from first quarter operations	9

Total consideration	$71

        The purchase price was approximately $97 million as presented below. The intangible assets are primarily customer related and are being amortized over periods ranging from one to three years. The acquisition of CWC was accounted for as a business combination, with the results of the acquired entity and the goodwill included in the Distribution operating segment as of the acquisition date. Distribution segment results also include a $12 million gain for the three months ended March 28, 2010, as we were required to re-measure our pre-existing 30 percent ownership interest in CWC to fair value in accordance with GAAP. Net sales for CWC were $272 million for the twelve months ended December 31, 2010, which was approximately two percent of Cummins Inc. consolidated sales.

        The purchase price was allocated as follows:

In millions
Accounts receivable	$31
Inventory	48
Fixed assets	45
Intangible assets	11
Goodwill	2
Other assets	2
Current liabilities	(42)

Total purchase price	97
Fair value of pre-existing 30 percent interest	(26)

Consideration given	$71

        We provided a loan to our partner of approximately $8 million to fund the purchase of his 20 percent interest. The purchase transaction resulted in $8 million of noncontrolling interest (representing our partner's 20 percent interest) which was completely offset by the $8 million receivable from our partner, reducing the noncontrolling interest impact to zero as of the acquisition date. The interest-bearing loan is expected to be repaid over a period of 3-5 years. The partner also has periodic options to purchase an additional 10 to 15 percent interest in CWC up to a maximum of an additional 30 percent (total ownership not to exceed 50 percent).

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. ACQUISITIONS AND DIVESTITURES (Continued)

        In November 2010, we purchased a majority interest in a previously independent North American distributorship. The acquisition was accounted for under the purchase method of accounting and resulted in an aggregate purchase price of $27 million. The assets of the acquired business were primarily accounts receivable, inventory, and fixed assets. The transaction generated $1 million of goodwill.

        In July 2008, we entered into a transaction with two Fiat group companies to (1) sell our one-third interest in the European Engine Alliance (EEA) joint venture and simultaneously (2) purchase the remaining 50 percent interest in Consolidated Diesel Corporation (CDC). As a result, we now own 100 percent of CDC and no longer have an ownership interest in EEA. CDC was previously included in our consolidated results as we were considered the primary beneficiary under GAAP. We sold our remaining interest in EEA for $64 million and subsequently purchased the remaining interest in CDC for $61 million, however, because the transactions were entered into simultaneously with the same counterparty, it is considered a non-monetary exchange for accounting purposes. Thus, we accounted for the transactions at fair value in accordance with GAAP for exchanges of nonmonetary assets. Because fair value and book value were reasonably close, there was no material gain or loss recorded on the sale of EEA. In addition, there were no significant adjustments from book value for any assets or liabilities of CDC recorded upon the acquisition of the remaining 50 percent interest.

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

NOTE 22. RESTRUCTURING AND OTHER CHARGES

2009 Restructuring Actions

        In 2009, we executed restructuring actions in response to a reduction in orders in most of our U.S. and foreign markets due to the deterioration in the global economy. We reduced our global workforce by approximately 1,000 professional employees. In addition, we took numerous employee actions at many of our manufacturing locations, including approximately 3,200 hourly employees, significant downsizing at numerous facilities and complete closure of several facilities and branch distributor locations. Employee termination and severance costs were recorded based on approved plans developed by the businesses and corporate management which specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plan. Estimates of restructuring costs were made based on information available at the time charges were recorded. Due to the inherent uncertainty involved, actual amounts paid for such activities may differ from amounts initially recorded.

        In response to closures and downsizing noted above, we incurred $2 million of restructuring expenses for lease terminations and $5 million of restructuring expenses for asset impairments. During 2009, we recorded a total pre-tax restructuring charge of $85 million, comprising $90 million of charges related to 2009 actions net of the $3 million favorable change in estimate related to 2008 actions and

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. RESTRUCTURING AND OTHER CHARGES (Continued)

the $2 million favorable change in estimate related to earlier 2009 actions, in "Restructuring and other charges" in the Consolidated Statements of Income. These restructuring actions included:

In millions	Year ended December 31, 2009
Workforce reductions	$81
Exit activities	7
Other	2
Changes in estimate	(5)

Total restructuring charges	85
Curtailment loss	14

Total restructuring and other charges	$99

        In addition, as a result of the restructuring actions described above, we also recorded a $14 million curtailment loss in 2009 in our pension and other postretirement plans. See Note 11, "PENSION AND OTHER POST RETIREMENT BENEFITS," for additional detail.

        At December 31, 2010, of the approximately 4,200 employees affected by this plan, substantially all terminations were complete.

        We do not include restructuring charges in our operating segment results. The pre-tax impact of allocating restructuring charges to the segment results would have been as follows:

In millions	Year ended December 31, 2009
Engine	$47
Power Generation	12
Components	35
Distribution	5

Total restructuring and other charges	$99

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. RESTRUCTURING AND OTHER CHARGES (Continued)

        The following table summarizes the balance of accrued restructuring charges by expense type and the changes in the accrued amounts for the applicable periods. The restructuring related accruals were recorded in "Other accrued expenses" in our Consolidated Balance Sheets.

In millions	Severance Costs	Exit Activities	Other	Total
2009 Restructuring charges	$81	$7	$2	$90
Cash payments for 2009 actions	(70)	(1)	—	(71)
Non cash items	—	(5)	(2)	(7)
Changes in estimates	(2)	—	—	(2)
Translation	1	—	—	1

Balance at December 31, 2009	$10	$1	—	$11
Cash payments for 2009 actions	(7)	—	—	(7)
Changes in estimates	(3)	(1)	—	(4)

Balance at December 31, 2010	$—	$—	$—	$—

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

NOTE 22. RESTRUCTURING AND OTHER CHARGES (Continued)

        We do not include restructuring charges in the segment results. The pre-tax impact of allocating restructuring charges for the year ended December 31, 2008, would have been as follows:

In millions	Year ended December 31, 2008
Engine	$17
Power Generation	3
Components	15
Distribution	2

Total restructuring charges	$37

        The following table summarizes the balance of accrued restructuring expenses for 2008 actions, which were included in the balance of "Other accrued expenses" in our Consolidated Balance Sheets as of December 31, 2009 and 2008:

In millions	Severance Costs
2008
Restructuring charges	$37
Cash payments for 2008 actions	(3)

Balance at December 31, 2008	34
2009
Cash payments for 2008 actions	(31)
Change in estimate	(3)

Balance at December 31, 2009	$—

NOTE 23. SALES OF ACCOUNTS RECEIVABLE

        In January 2004, we entered into a three-year facility agreement with a financial institution to sell a designated pool of trade receivables to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary. In July 2007, we amended the agreement to extend the facility until July 2010, and raised the purchase limitation from $200 million to $400 million. To maintain a balance in the designated pools of receivables sold, we sold new receivables to CTR as existing receivables were collected. Receivables sold to CTR in which an interest was not transferred to the financial institution are included in "Receivables, net" on our Consolidated Balance Sheets.

        In April 2010, we terminated our existing trade receivables facility and entered into a new 364-day agreement (subject to renewal) with a financial institution to sell trade receivables from time to time to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary, for the purpose of obtaining credit secured by such receivables from one or more commercial paper conduit and committed institutional lenders. To support outstanding advances under the agreement, we sell new receivables to CTR as they arise. Receivables sold to CTR are included in "Receivables, net" on our Consolidated Balance Sheets. The amount of aggregate advances that can be outstanding under the agreement at any point in time is limited to the lesser of $250 million or, with certain adjustments, the amount of eligible receivables held by CTR. There are no provisions in the agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. SALES OF ACCOUNTS RECEIVABLE (Continued)

financial covenants as our revolving credit facility. In accordance with FASB Standards for transfer of financial assets, any activity under our receivable sales program will be accounted for as secured borrowings. As of December 31, 2010, the amount available under the agreement was $122 million and no advances were outstanding under the agreement.

        CTR is a separate legal entity from Cummins and each of its affiliates and its assets and credit are not available to satisfy the debts and obligations of Cummins or any other entity. CTR's assets are listed separately on its balance sheet on a stand-alone basis. CTR's assets will be available first and foremost to satisfy claims of its creditors.

        No accounts receivable sold to CTR were written off during 2010, 2009 or 2008. The sold receivables servicing portfolio, which is included in receivables and the proceeds from the sale of receivables and other related cash flows are as follows:

	As of and for the years ended December 31,
In millions	2010	2009	2008
Sold receivables servicing portfolio	$416	$806	$652
Receivables sold to special purpose subsidiary	3,877	5,424	6,694
Collections reinvested in special purpose subsidiary	4,267	5,270	6,801
Servicing fees and interest	4	3	1

NOTE 24. VARIABLE INTEREST ENTITIES

        The FASB amended the standards related to the consolidation of variable interest entities, which was effective for us on January 1, 2010. The new standard requires us to analyze whether our variable interests give us a controlling financial interest of a variable interest entity and outlines what defines a primary beneficiary. The only significant impact of the adoption of this standard was to deconsolidate CKEC as of January 1, 2010 and to account for CKEC under GAAP for equity method investees. See Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES," for additional information. We consolidate certain VIEs if we are deemed to be the primary beneficiary in accordance with the revised standard. We have variable interests in certain businesses accounted for under the equity method of accounting that are deemed VIEs and are subject to the provisions of GAAP for variable interest entities.

        We have variable interests in two manufacturing entities that are deemed to be VIEs. In both cases, the entities are deemed to be VIEs because the variability in the results of the business are absorbed primarily through the product pricing arrangements as opposed to through the equity interests. In both cases, we concluded we were not the primary beneficiary as both entities are 50/50 joint ventures and all significant aspects of the entities are jointly controlled. We have not provided any loans or guarantees to either entity. Our maximum exposure to losses related to these entities is limited to our ownership interest which was $79 million at December 31, 2010.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24. VARIABLE INTEREST ENTITIES (Continued)

        We also have variable interests in a North American distributor that was deemed to be a VIE because ownership and profits are split differently due to a non-voting economic interest held by certain key employees. Our ownership percentage in this entity is 36 percent. We were not deemed to be the primary beneficiary as our equity ownership represents our only variable interest in the entity and we do not otherwise control the significant activities of the entity. The principal business of the distributor is to sell Cummins engines and related service parts as well as provide repair and maintenance services on engines, including warranty repairs. We have not provided any loans or guarantees to the entity. Our maximum potential loss related to this distributor as of December 31, 2010, consisted of our ownership interest totaling $3 million. In addition, under certain circumstances, we could be required to repurchase certain assets of the distributor at amounts approximating fair value as more fully discussed in Note 13, "COMMITMENTS AND CONTINGENCIES".

        Selected financial information for these unconsolidated VIE's as of and for the year ended December 31, 2010, is as follows:

In millions
Total assets	$227
Total liabilities (including total debt of $19)	74
Revenues	365
Net income	22

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

        The accounting policies of our operating segments are the same as those applied in our Consolidated Financial Statements. We prepared the financial results of our operating segments on a

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. OPERATING SEGMENTS (Continued)

basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP. These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, changes in cash surrender value of corporate owned life insurance, restructuring and other charges, flood damage gains or losses or income taxes to individual segments. In the third quarter of 2010, non-segment items also included a Brazil revenue tax recovery that was not allocated to the businesses as it was not considered by management in its evaluation of operating results for the year. Segment EBIT may not be consistent with measures used by other companies.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. OPERATING SEGMENTS (Continued)

        Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Power Generation	Components	Distribution	Non-segment Items(1)	Total
2010
External sales	$6,594	$2,150	$2,171	$2,311	$—	$13,226
Intersegment sales	1,294	769	875	13	(2,951)	—

Total sales	7,888	2,919	3,046	2,324	(2,951)	13,226
Depreciation and amortization(2)	171	41	79	25	—	316
Research, development and engineering expenses	263	36	114	1	—	414
Equity, royalty and interest income from investees	161	35	23	132	—	351
Interest income	12	5	2	2	—	21
Segment EBIT	809	299	278	297	(26)	1,657
Net assets	2,662	1,286	1,450	929	—	6,327
Investments and advances to equity investees	355	73	106	200	—	734
Capital expenditures	197	53	78	36	—	364
2009
External sales	$5,582	$1,879	$1,562	$1,777	$—	$10,800
Intersegment sales	823	538	793	7	(2,161)	—

Total sales	6,405	2,417	2,355	1,784	(2,161)	10,800
Depreciation and amortization(2)	185	49	73	17	—	324
Research, development and engineering expenses	241	33	88	—	—	362
Equity, royalty and interest income from investees	54	22	13	125	—	214
Restructuring and other charges	—	—	—	—	99	99
Interest income	3	3	1	1	—	8
Segment EBIT	252	167	95	235	(74)	675
Net assets	2,176	1,123	1,287	687	—	5,273
Investments and advances to equity investees	261	50	91	172	—	574
Capital expenditures	207	34	59	10	—	310
2008
External sales	$7,432	$2,601	$2,154	$2,155	$—	$14,342
Intersegment sales	1,378	899	998	9	(3,284)	—

Total sales	8,810	3,500	3,152	2,164	(3,284)	14,342
Depreciation and amortization(2)	180	41	65	25	—	311
Research, development and engineering expenses	286	41	95	—	—	422
Equity, royalty and interest income from investees	99	23	14	117	—	253
Restructuring and other charges	—	—	—	—	37	37
Interest income	10	3	3	2	—	18
Segment EBIT	535	376	169	242	(102)	1,220
Net assets	1,673	1,034	1,297	678	—	4,682
Investments and advances to equity investees	287	52	91	158	—	588
Capital expenditures	331	57	139	16	—	543

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. For the year ended December 31, 2010, unallocated corporate expenses include $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. The Brazil tax recovery has been excluded from segment results as it was not considered by management in its evaluation of operating results for the year ended December 31, 2010. For the year ended December 31, 2009, unallocated corporate expenses included $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries. For the year ended December 31, 2008, unallocated corporate expenses

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. OPERATING SEGMENTS (Continued)

  included $37 million of restructuring charges, a $36 million decrease in cash surrender value in corporate owned life insurance and $5 million of losses related to flood damage recoveries.

(2)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Consolidated Statements of Income as "interest expense."

        A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Income is shown in the table below:

	Years ended December 31,
In millions	2010	2009	2008
Segment EBIT	$1,657	$675	$1,220
Less:
Interest expense	40	35	42

Income before income taxes	$1,617	$640	$1,178

	December 31,
In millions	2010	2009	2008
Net assets for operating segments	$6,327	$5,273	$4,682
Liabilities deducted in arriving at net assets	4,412	4,018	4,186
Pension and other postretirement benefit adjustments excluded from net assets	(879)	(1,180)	(1,150)
Deferred tax assets not allocated to segments	517	680	776
Debt-related costs not allocated to segments	25	25	25

Total assets	$10,402	$8,816	$8,519

        The table below presents certain segment information by geographic area. Net sales attributed to geographic areas are based on the location of the customer.

	Years ended and as of December 31,
In millions	2010	2009	2008
Net sales
United States	$4,817	$5,141	$5,817
China	1,206	630	783
Brazil	1,014	596	866
India	808	592	702
United Kingdom	562	406	692
Canada	506	327	619
Mexico	415	240	377
Other foreign countries	3,898	2,868	4,486

Total net sales	$13,226	$10,800	$14,342

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 25. OPERATING SEGMENTS (Continued)

	Years ended and as of December 31,
In millions	2010	2009	2008
Long-lived assets
United States	$1,981	$1,811	$1,764
China	446	322	342
United Kingdom	266	188	177
India	173	134	114
Brazil	146	125	124
Canada	64	27	26
Mexico	62	54	55
Australia	48	11	12
Germany	44	37	35
Other foreign countries	92	77	81

Total long-lived assets	$3,322	$2,786	$2,730

NOTE 26. SUBSEQUENT EVENTS

        In January 2011, we reached an agreement to sell certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications. The transaction is expected to close in our fiscal second quarter of 2011. This business has historically been included in our Components segment. The sales price is expected to range from $120 million to $130 million, subject to a final financial statement review. There are no earnouts or other contingencies associated with the sales price. We expect to recognize a pre-tax gain on the sale of approximately $70 million to $80 million, which includes an allocation of goodwill of approximately $15 million. Sales for this business were $171 million, $126 million and $169 million in 2010, 2009 and 2008, respectively. Income before income taxes for this business was approximately $22 million, $11 million and $19 million in 2010, 2009 and 2008, respectively.

        In February 2011, we signed a non-binding letter of intent to sell certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions. The transaction is expected to close in our fiscal second quarter of 2011. The sales price is expected to be approximately $70 million to $75 million, subject to a final financial statement review. There are no earnouts or other contingencies associated with the sales price. We expect to recognize a pre-tax gain on the sale of approximately $30 million to $35 million, which includes an allocation of goodwill of approximately $9 million. Sales for this business were $68 million, $55 million and $73 million in 2010, 2009 and 2008, respectively. Income before income taxes for this business was approximately $10 million, $3 million and $8 million in 2010, 2009 and 2008, respectively.

        The assets and liabilities associated with these businesses have not been reclassified and separately presented in the Consolidated Balance Sheets as they are immaterial. We will enter into supply and other agreements with the operations that will represent ongoing involvement and as such, the results of these operations will not be presented as discontinued operations.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
In millions, except per share amounts	2010
Net sales	$2,478	$3,208	$3,401	$4,139
Gross margin	601	753	830	984
Net income attributable to Cummins Inc.(1)	149	246	283	362
Net earnings per share attributable to Cummins Inc.—basic(2)	$0.75	$1.25	$1.45	$1.85
Net earnings per share attributable to Cummins Inc.—diluted	0.75	1.25	1.44	1.84
Cash dividends per share	0.175	0.175	0.2625	0.2625
Stock price per share
High	$63.44	$77.10	$92.50	$111.87
Low	44.84	58.91	63.04	87.00
	2009
Net sales	$2,439	$2,431	$2,530	$3,400
Gross margin	445	448	503	773
Net income attributable to Cummins Inc.(1)	7	56	95	270
Net earnings per share attributable to Cummins Inc.—basic(2)	$0.04	$0.28	$0.48	$1.36
Net earnings per share attributable to Cummins Inc.—diluted	0.04	0.28	0.48	1.36
Cash dividends per share	0.175	0.175	0.175	0.175
Stock price per share
High	$31.77	$37.40	$48.71	$51.65
Low	18.34	23.99	31.32	41.51

(1)
For the year ended December 31, 2010, net income includes $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. For the year ended December 31, 2009, net income includes $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries.

(2)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share does not equal the full year earnings per share.

        At December 31, 2010, there were approximately 3,831 holders of record of Cummins Inc.'s $2.50 par value common stock.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in our 2011 Proxy Statement, which will be filed within 120 days after the end of 2010. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Executive Officers of the Registrant." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.

ITEM 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2011 Proxy Statement, which will be filed within 120 days after the end of 2010.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning our equity compensation plans as of December 31, 2010, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,625,256	$37.92	4,716,883
Equity compensation plans not approved by security holders	—	—	—

Total	1,625,256	$37.92	4,716,883

(1)
The number is comprised of 1,073,595 stock options, 481,771 performance shares and 69,890 restricted shares. Refer to Note 16, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are rewarded.

(2)
The weighted-average exercise price relates only to the 1,073,595 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.

(3)
The 2009 - 2010 award cycle performance shares had a payout factor of 1.2. This payout factor was determined after year-end 2010. In 2011, we granted an additional 39,856 shares related to the 2009-2010 award cycle, which reduced the number of shares remaining available for future issuance under our equity compensation plans.

        The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2011 Proxy Statement, which will be filed within 120 days after the end of 2010.

ITEM 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information—Related Party Transactions" in our 2011 Proxy Statement, which will be filed within 120 days after the end of 2010.

ITEM 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2011 Proxy Statement, which will be filed within 120 days after the end of 2010.

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":

•
Management's Report to Shareholders

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

•
Consolidated Balance Sheets at December 31, 2010 and 2009

•
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

•
Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008

•
Notes to Consolidated Financial Statements

•
Selected Quarterly Financial Data

(b)
The documents listed below are being filed or have previously been filed on behalf of Cummins Inc. and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3(a	)	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009).

3(b	)	By-laws, as amended and restated effective as of July 14, 2009 (incorporated by reference to Exhibit 3.1 to Cummins Inc.'s Current Report on Form 8-K dated July 17, 2009).

10(a)	#	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(b)	#	Target Bonus Plan (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(c)	#	Deferred Compensation Plan (incorporated by reference to Exhibit 10(c) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(d)	#	Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Exhibit 10(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(e	)	Credit Agreement, dated as of July 16, 2010, by and among Cummins Inc., Cummins Ltd., Cummins Power Generation Ltd., Cummins Generator Technologies Limited, certain other subsidiaries referred to therein and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Cummins Inc.'s Current Report on Form 10-K dated July 16, 2010).

Exhibit No.		Description of Exhibit
10(f)	#	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(f) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(g)	#	Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(g) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(h)	#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(h) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(i)	#	Longer Term Performance Plan (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(j)	#	2006 Executive Retention Plan (incorporated by reference to Exhibit 10(j) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005).

10(k)	#	Senior Executive Target Bonus Plan (incorporated by reference to Exhibit 10(k) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(l)	#	Senior Executive Longer Term Performance Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(m)	#	Form of Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(m) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(n)	#	Form of Performance Share Award Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(n) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

12		Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

21		Subsidiaries of the Registrant (filed herewith).

23		Consent of PricewaterhouseCoopers LLP (filed herewith).

24		Powers of Attorney (filed herewith).

31(a	)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b	)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS		XBRL Instance Document*

101.SCH		XBRL Taxonomy Extension Schema Document*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB		XBRL Taxonomy Extension Label Linkbase Document*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document*

#
A management contract or compensatory plan or arrangement.

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008, (ii) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008 and (v) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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
Date: February 24, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities as of this February 24, 2011.

Signatures	Title	Date

/s/ THEODORE M. SOLSO Theodore M. Solso	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 24, 2011
/s/ PATRICK J. WARD Patrick J. Ward	Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2011
/s/ MARSHA L. HUNT Marsha L. Hunt	Vice President—Corporate Controller (Principal Accounting Officer)	February 24, 2011
* Robert J. Bernhard	Director	February 24, 2011
* Franklin R. Chang-Diaz	Director	February 24, 2011
* Stephen B. Dobbs	Director	February 24, 2011
* Robert K. Herdman	Director	February 24, 2011

	Signatures	Title	Date

	* Alexis M. Herman	Director	February 24, 2011
	* N. Thomas Linebarger	Director	February 24, 2011
	* William I. Miller	Director	February 24, 2011
	* Georgia R. Nelson	Director	February 24, 2011
	* Carl Ware	Director	February 24, 2011
By:	/s/ PATRICK J. WARD
Patrick J. Ward Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3(a)		Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009).

3(b)		By-laws, as amended and restated effective as of July 14, 2009 (incorporated by reference to Exhibit 3.1 to Cummins Inc.'s Current Report on Form 8-K dated July 17, 2009).

10(a)	#	2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(a) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(b)	#	Target Bonus Plan (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(c)	#	Deferred Compensation Plan (incorporated by reference to Exhibit 10(c) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(d)	#	Supplemental Life Insurance and Deferred Income Plan (incorporated by reference to Exhibit 10(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(e)		Credit Agreement, dated as of July 16, 2010, by and among Cummins Inc., Cummins Ltd., Cummins Power Generation Ltd., Cummins Generator Technologies Limited, certain other subsidiaries referred to therein and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Cummins Inc.'s Current Report on Form 10-K dated July 16, 2010).

10(f)	#	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(f) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(g)	#	Excess Benefit Retirement Plan (incorporated by reference to Exhibit 10(g) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(h)	#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(h) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(i)	#	Longer Term Performance Plan (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(j)	#	2006 Executive Retention Plan (incorporated by reference to Exhibit 10(j) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2005).

10(k)	#	Senior Executive Target Bonus Plan (incorporated by reference to Exhibit 10(k) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(l)	#	Senior Executive Longer Term Performance Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(m)	#	Form of Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(m) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit No.		Description of Exhibit
10(n)	#	Form of Performance Share Award Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(n) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

12		Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

21		Subsidiaries of the Registrant (filed herewith).

23		Consent of PricewaterhouseCoopers LLP (filed herewith).

24		Powers of Attorney (filed herewith).

31(a)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b)		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS		XBRL Instance Document*

101.SCH		XBRL Taxonomy Extension Schema Document*

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB		XBRL Taxonomy Extension Label Linkbase Document*

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document*

#
A management contract or compensatory plan or arrangement.

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008, (ii) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2010, 2009 and 2008 and (v) Notes to Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.