Form 10-Q
period 2011-03-27
CUMMINS INC
filed 2011-04-28
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 27, 2011

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

As of March 27, 2011, there were 196,243,169 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
In millions, except per share amounts	March 27, 2011	March 28, 2010
NET SALES (a)	$3,860	$2,478
Cost of sales	2,903	1,877
GROSS MARGIN	957	601

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	389	335
Research, development and engineering expenses	129	92
Equity, royalty and interest income from investees (Note 4)	96	76
Other operating (expense) income, net	(6)	(4)
OPERATING INCOME	529	246

Interest income	6	3
Interest expense	10	9
Other (expense) income, net	(3)	17
INCOME BEFORE INCOME TAXES	522	257

Income tax expense	157	87
CONSOLIDATED NET INCOME	365	170

Less: Net income attributable to noncontrolling interests	22	21
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$343	$149

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.75	$0.75
Diluted	$1.75	$0.75

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	195.5	198.4
Dilutive effect of stock compensation awards	0.6	0.3
Diluted	196.1	198.7

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.2625	$0.175

(a) Includes sales to nonconsolidated equity investees of $599 million and $428 million for the three months ended March 27, 2011 and March 28, 2010, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 27,	December 31,
In millions, except par value	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$779	$1,023
Marketable securities	307	339
Accounts and notes receivable, net
Trade and other	2,288	1,935
Nonconsolidated equity investees	282	308
Inventories (Note 6)	2,202	1,977
Deferred income taxes	307	314
Prepaid expenses and other current assets	329	393
Total current assets	6,494	6,289
Long-term assets
Property, plant and equipment	5,026	4,927
Accumulated depreciation	(2,962)	(2,886)
Property, plant and equipment, net	2,064	2,041
Investments and advances related to equity method investees	822	734
Goodwill	368	367
Other intangible assets, net	217	222
Deferred income taxes	187	203
Other assets	574	546
Total assets	$10,726	$10,402

LIABILITIES
Current liabilities
Loans payable	$82	$82
Accounts payable (principally trade)	1,626	1,362
Current portion of accrued product warranty (Note 7)	435	421
Accrued compensation, benefits and retirement costs	323	468
Deferred revenue	189	182
Taxes payable (including taxes on income)	224	202
Other accrued expenses	572	543
Total current liabilities	3,451	3,260
Long-term liabilities
Long-term debt	685	709
Pensions	146	195
Postretirement benefits other than pensions	435	439
Other liabilities and deferred revenue	810	803
Total liabilities	5,527	5,406

Commitments and contingencies (Note 9)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.1 and 221.8 shares issued	1,949	1,934
Retained earnings	4,737	4,445
Treasury stock, at cost, 25.8 and 24.0 shares	(1,153)	(964)
Common stock held by employee benefits trust, at cost, 2.0 and 2.1 shares	(24)	(25)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(620)	(646)
Other	(22)	(74)
Total accumulated other comprehensive loss	(642)	(720)
Total Cummins Inc. shareholders’ equity	4,867	4,670
Noncontrolling interests	332	326
Total equity	5,199	4,996
Total liabilities and equity	$10,726	$10,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	March 27,	March 28,
In millions	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$365	$170
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	79	79
Gain on fair value adjustment for consolidated investee	—	(12)
Deferred income taxes	21	13
Equity in income of investees, net of dividends	(62)	(53)
Pension contributions in excess of expense	(24)	(93)
Other post-retirement benefits payments in excess of expense	(5)	(1)
Stock-based compensation expense	5	6
Excess tax benefits on stock based awards	(2)	(6)
Translation and hedging activities	4	(9)
Changes in current assets and liabilities, net of acquisitions and dispositions:
Accounts and notes receivable	(306)	275
Inventories	(210)	(189)
Other current assets	(2)	3
Accounts payable	251	54
Accrued expenses	(28)	(154)
Changes in other liabilities and deferred revenue	24	29
Other, net	(22)	14
Net cash provided by operating activities	88	126

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(91)	(47)
Investments in internal use software	(10)	(17)
Proceeds from disposals of property, plant and equipment	5	38
Investments in and advances to equity investees	(21)	(11)
Acquisition of businesses, net of cash acquired	—	(71)
Investments in marketable securities—acquisitions	(101)	(133)
Investments in marketable securities—liquidations	134	108
Cash flows from derivatives not designated as hedges	4	(11)
Other, net	2	—
Net cash used in investing activities	(78)	(144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	38	70
Payments on borrowings and capital lease obligations	(45)	(20)
Net borrowings under short-term credit agreements	1	5
Distributions to noncontrolling interests	(21)	(1)
Dividend payments on common stock	(51)	(35)
Repurchases of common stock	(190)	(39)
Excess tax benefits on stock-based awards	2	6
Other, net	4	7
Net cash used in financing activities	(262)	(7)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	8	(20)
Net increase (decrease) in cash and cash equivalents	(244)	(45)
Cash and cash equivalents at beginning of year	1,023	930
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$779	$885

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common		Total
		Additional		Other			Stock		Cummins Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2009	$555	$1,306	$3,575	$(895)		$(731)	$(36)	$(1)	$3,773	$247	$4,020
Comprehensive income:
Net income			149						149	21	170
Other comprehensive income (loss) (Note 10)				(60)					(60)	4	(56)
Total comprehensive income									89	25	114
Issuance of shares		1							1	—	1
Employee benefits trust activity		6							6	—	6
Acquisition of shares						(39)			(39)	—	(39)
Cash dividends on common stock			(35)						(35)	—	(35)
Distribution to noncontrolling interests									—	(1)	(1)
Stock option exercises						1			1	—	1
Deconsolidation of variable interest entity									—	(11)	(11)
Other shareholder transactions		(6)						1	(5)	1	(4)
BALANCE AT MARCH 28, 2010	$555	$1,307	$3,689	$(955)		$(769)	$(36)	$—	$3,791	$261	$4,052

BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720)		$(964)	$(25)	$—	$4,670	$326	$4,996
Comprehensive income:
Net income			343						343	22	365
Other comprehensive income (loss) (Note 10)				78					78	2	80
Total comprehensive income									421	24	445
Issuance of shares	1	3							4	—	4
Employee benefits trust activity		11					1		12	—	12
Acquisition of shares						(190)			(190)	—	(190)
Cash dividends on common stock			(51)						(51)	—	(51)
Distribution to noncontrolling interests									—	(21)	(21)
Stock option exercises						1			1	—	1
Other shareholder transactions									—	3	3
BALANCE AT MARCH 27, 2011	$555	$1,394	$4,737	$(642	) (1)	$(1,153)	$(24)	$—	$4,867	$332	$5,199

(1)Comprised of defined benefit postretirement plans of $(620) million, foreign currency translation adjustments of $(38) million, unrealized gain on marketable securities of $4 million and unrealized gain on derivatives of $12 million.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS

Cummins Inc. (“Cummins,” “the Company,” “we,” “our,” or “us”) is a leading global power provider that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration and emissions solutions, fuel systems, controls and air handling systems.  We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in the United States (U.S.) in Columbus, Indiana.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide.  We serve our customers through a network of more than 600 company-owned and independent distributor locations and approximately 6,000 dealer locations in more than 190 countries and territories.

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The first quarters of 2011 and 2010 ended on March 27, and March 28, respectively.  The interim periods for both 2011 and 2010 contain 12 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts in the Condensed Consolidated Financial Statements.  Significant estimates and assumptions in these Condensed Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, income taxes and deferred tax valuation allowances, lease classifications and contingencies.  Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

In preparing our Condensed Consolidated Financial Statements, we evaluated subsequent events through the date our quarterly report was filed with the Securities and Exchange Commission.

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three month periods ended March 27, 2011, and March 28, 2010, were as follows:

	Three months ended
	March 27,	March 28,
	2011	2010
Options excluded	3,750	18,638

You should read these interim condensed financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.  Our interim period financial results for the three month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB amended its rules regarding the accounting for multiple element revenue arrangements.  The objective of the amendment is to allow vendors to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times.  Specifically, this amendment addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists.  The new rules were effective for us beginning January 1, 2011.  This amendment did not have a significant impact on our Condensed Consolidated Financial Statements as multiple element revenue arrangements are not material to our business.

NOTE 4.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended
	March 27,	March 28,
In millions	2011	2010
Distribution Entities
North American distributors	$30	$23
Komatsu Cummins Chile, Ltda	4	3
All other distributors	1	1
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	23	18
Chongqing Cummins Engine Company, Ltd.	12	10
Tata Cummins, Ltd.	4	4
Shanghai Fleetguard Filter Co., Ltd.	4	2
Komatsu manufacturing alliances	2	2
Cummins Westport, Inc.	1	3
Valvoline Cummins, Ltd.	2	2
Beijing Foton Cummins Engine Co., Ltd.	(2)	(2)
All other manufacturers	6	3
Cummins share of net income	87	69
Royalty and interest income	9	7
Equity, royalty and interest income from investees	$96	$76

NOTE 5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  Derivative assets and liabilities are derived from level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of Levels 2 or 3 in the first three months of 2011.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at March 27, 2011:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$30	$117	$—	$147
Bank debentures	—	86	—	86
Certificates of deposit	—	60	—	60
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Total available-for-sale debt securities	30	268	—	298

Available-for-sale equity securities:
Financial services industry	9	—	—	9
Total available-for-sale equity securities	9	—	—	9

Derivative assets:
Commodity swap contracts	—	15	—	15
Foreign currency forward contracts	—	2	—	2
Interest rate contracts	—	33	—	33
Total derivative assets	—	50	—	50

Total	$39	$318	$—	$357

Fair value of total derivative liabilities on our Condensed Consolidated Balance Sheets are not material.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at December 31, 2010:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$75	$105	$—	$180
Bank debentures	—	85	—	85
Certificates of deposit	—	59	—	59
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Total available-for-sale debt securities	75	254	—	329

Available-for-sale equity securities:
Financial services industry	10	—	—	10
Total available-for-sale equity securities	10	—	—	10

Derivative assets:
Commodity swap contracts	—	21	—	21
Interest rate contracts	—	41	—	41
Total derivative assets	—	62	—	62

Total	$85	$316	$—	$401

Fair value of foreign currency forward contacts and total derivative liabilities on our Condensed Consolidated Balance Sheets are not material.

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

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at March 27, 2011 and December 31, 2010, are set forth in the table below. The carrying values of all other receivables and liabilities approximated fair values.

	March 27,	December 31,
In millions	2011	2010
Fair value of total debt	$875	$886
Carrying value of total debt	832	843

NOTE 6.  INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

	March 27,	December 31,
In millions	2011	2010
Finished products	$1,130	$1,019
Work-in-process and raw materials	1,165	1,048
Inventories at FIFO cost	2,295	2,067
Excess of FIFO over LIFO	(93)	(90)
Total inventories	$2,202	$1,977

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

	Three months ended
	March 27,	March 28,
In millions	2011	2010
Balance, beginning of period	$980	$989
Provision for warranties issued	109	62
Deferred revenue on extended warranty contracts sold	22	25
Payments	(84)	(115)
Amortization of deferred revenue on extended warranty contracts	(23)	(21)
Changes in estimates for pre-existing warranties	3	(20)
Foreign currency translation	3	(5)
Balance, end of period	$1,010	$915

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our March 27, 2011, balance sheet were as follows:

	March 27,
In millions	2011	Balance Sheet Locations
Deferred revenue related to extended coverage programs:
Current portion	$94	Deferred revenue
Long-term portion	189	Other liabilities and deferred revenue
Total	$283

Receivables related to estimated supplier recoveries:
Current portion	$9	Trade and other receivables
Long-term portion	7	Other assets
Total	$16

Long-term portion of warranty liability	$292	Other liabilities and deferred revenue

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Contributions to these plans were as follows:

	Three months ended
	March 27,	March 28,
In millions	2011	2010
Defined benefit pension and other postretirement plans:
Voluntary pension	$35	$60
Mandatory pension	6	51
Defined benefit pension contributions	41	111
Other postretirement plans	9	6
Total defined benefit plans	$50	$117
Defined contribution pension plans	$24	$11

We presently anticipate contributing approximately $130 million to our defined benefit pension plans in 2011 and paying approximately $51 million in claims and premiums for other postretirement benefits.  The $130 million of contributions for the full year include voluntary contributions of approximately $109 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Three months ended
	March 27,	March 28,	March 27,	March 28,	March 27,	March 28,
In millions	2011	2010	2011	2010	2011	2010
Service cost	$13	$11	$5	$5	$—	$—
Interest cost	27	28	15	15	6	7
Expected return on plan assets	(38)	(37)	(18)	(18)	—	—
Amortization of prior service (credit) cost	—	—	—	1	(2)	(2)
Recognized net actuarial loss	10	9	3	4	—	—
Net periodic benefit cost	$12	$11	$5	$7	$4	$5

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

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $220 million to our insurance carriers, which includes a claim for business interruption.  As of March 27, 2011, we have received $92 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.  Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

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

Other Guarantees and Commitments

We periodically enter into guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment leased under operating leases and other miscellaneous guarantees of third-party obligations.  As of March 27, 2011, the maximum potential loss related to these other guarantees is $65 million ($36 million of which relates to the Beijing Foton guarantee discussed below and $25 million relates to the Cummins Olayan Energy Limited guarantee discussed below).

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of March 27, 2011, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $55 million, of which $51 million relates to a contract with an engine parts supplier that extends to 2013.  This arrangement enables us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.

In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $183 million (at current exchange rates).  The line will be used primarily to fund equipment purchases for a new manufacturing plant.  As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $92 million (at current exchange rates).  As of March 27, 2011, outstanding borrowings under this agreement were $71 million and our guarantee was $36 million (at current exchange rates).  We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

In February 2010, Cummins Olayan Energy Limited, a 49 percent owned entity accounted for under the equity method, executed a four-year $101 million (at current exchange rates) debt financing arrangement to acquire certain rental equipment assets.  As a part of this transaction, we guaranteed 49 percent of the total outstanding loan amount or $50 million (at current exchange rates).  As of March 27, 2011, outstanding borrowings under this agreement were $52 million and our guarantee was $25 million (at current exchange rates). We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees at March 27, 2011, were $77 million.

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

Joint Venture Commitments

As of March 27, 2011, we have committed to invest an additional $84 million into existing joint ventures of which $51 million is expected to be funded in 2011.

NOTE 10.  COMPREHENSIVE INCOME

The table below provides a summary of total comprehensive income and the allocation of total comprehensive income between the shareholders of Cummins Inc. and the non-controlling interests for the three month periods ended March 27, 2011 and March 28, 2010.

	Three months ended
	March 27, 2011			March 28, 2010
In millions	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated
Net income	$343	$22	$365	$149	$21	$170
Other comprehensive income (loss), net of tax
Unrealized (loss) gain on derivatives	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	52	2	54	(49)	4	(45)
Change in pensions and other postretirement defined benefit plans	26	—	26	(6)	—	(6)
Total other comprehensive income (loss)	78	2	80	(60)	4	(56)
Total comprehensive income	$421	$24	$445	$89	$25	$114

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

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of March 27, 2011, the amount we expect to reclassify from AOCL to income over the next year is a net unrealized gain of $1 million.  For the three month periods ended March 27, 2011 and March 28, 2010, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts.  Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below.  The currencies in this table represent 96 percent and 97 percent of the notional amounts of contracts outstanding as of March 27, 2011 and December 31, 2010, respectively.

	Notional amount in millions
	March 27,	December 31,
Currency denomination	2011	2010
United States Dollar (USD)	149	142
British Pound Sterling (GBP)	149	87
Euro (EUR)	44	46
Singapore Dollar (SGD)	19	17
Indian Rupee (INR)	1,818	1,275
Japanese Yen (JPY)	3,766	3,722
Canadian Dollar (CAD)	37	39
South Korea Won (KRW)	31,682	28,028
Chinese Renmimbi (CNY)	448	60

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  The swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of March 27, 2011, we expect to reclassify an unrealized net gain of $13 million from AOCL to income over the next year.  For the three month periods ended March 27, 2011 and March 28, 2010, there were no material circumstances that would have resulted in the discontinuance of a cash flow hedge.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	March 27, 2011			December 31, 2010
Commodity	Notional Amount	Quantity		Notional Amount	Quantity
Copper	$66	8,143 metric tons	(1)	$55	7,560 metric tons	(1)
Platinum	8	5,671 troy ounces	(2)	11	9,157 troy ounces	(2)
Palladium	1	1,098 troy ounces	(2)	1	1,763 troy ounces	(2)

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

	Three months ended
In millions	March 27, 2011		March 28, 2010
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(8)	$8	$—	$—

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		Three months ended
	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
In millions	Reclassified into Income	March 27,	March 28,	March 27,	March 28,
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	2011	2010	2011	2010
Foreign currency forward contracts	Net sales	$4	$(8)	$1	$(1)
Commodity swap contracts	Cost of sales	2	2	6	2
Total		$6	$(6)	$7	$1

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three month interim reporting periods presented below.

		Three months ended
In millions	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in Income	March 27,	March 28,
Hedging Instruments	on Derivatives	2011	2010
Foreign currency forward contracts	Cost of sales	$(4)	$4
Foreign currency forward contracts	Other income (expense), net	5	(12)

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative assets
	Fair Value
	March 27,	December 31,
In millions	2011	2010	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Foreign currency forward contracts	$2	$—	Prepaid expenses and other current assets
Commodity swap contracts	15	20	Prepaid expenses and other current assets
Commodity swap contracts	—	1	Other assets
Interest rate contract	33	41	Other assets
Total Derivatives Designated as Hedging Instruments	50	62

Total derivative assets	$50	$62

NOTE 12.  ANNOUNCED DIVESTITURES

In January 2011, we reached an agreement to sell certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications.   The transaction is expected to close in our fiscal second quarter of 2011.  This business has historically been included in our Components segment.  The sales price is expected to range from $125 million to $135 million, subject to a final financial statement review.  There are no earnouts or other contingencies associated with the sales price.  We expect to recognize a pre-tax gain on the sale of approximately $65 million to $70 million, which includes an allocation of goodwill of approximately $21 million.

Sales for this business were $171 million, $126 million and $169 million in 2010, 2009 and 2008, respectively.  Income before income taxes for this business was approximately $22 million, $11 million and $19 million in 2010, 2009 and 2008, respectively.

In February 2011, we signed a non-binding letter of intent to sell certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions.  The transaction is expected to close in our fiscal third quarter of 2011.  The sales price is expected to be approximately $70 million to $75 million, subject to a final financial statement review.  There are no earnouts or other contingencies associated with the sales price.  We expect to recognize a pre-tax gain on the sale of approximately $30 million to $35 million, which includes an allocation of goodwill of approximately $9 million.

Sales for this business were $68 million, $55 million and $73 million in 2010, 2009 and 2008, respectively. Income before income taxes for this business was approximately $10 million, $3 million and $8 million in 2010, 2009 and 2008, respectively.

The assets and liabilities associated with these businesses have not been reclassified and separately presented in the Condensed Consolidated Balance Sheets as they are immaterial.  We will enter into supply and other agreements with the operations that will represent ongoing involvement and as such, the results of these operations will not be presented as discontinued operations.

NOTE 13.  OPERATING SEGMENTS

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

The accounting policies of our operating segments are the same as those applied in the Condensed Consolidated Financial Statements.  We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP.  These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance.  We also do not allocate debt-related items, actuarial gains or losses, prior services costs or credits, changes in cash surrender value of corporate owned life insurance or income taxes to individual segments.  Segment EBIT may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three month periods is shown in the table below:

In millions	Engine	Power Generation	Components	Distribution	Non-segment Items(1)	Total
Three months ended March 27, 2011
External sales	$2,006	$557	$660	$637	$—	$3,860
Intersegment sales	385	238	264	5	(892)	—
Total sales	2,391	795	924	642	(892)	3,860
Depreciation and amortization(2)	45	10	18	6	—	79
Research, development and engineering expenses	80	11	37	1	—	129
Equity, royalty and interest income from investees	42	8	8	38	—	96
Interest income	3	1	1	1	—	6
Segment EBIT	290	89	105	89	(41)	532

Three months ended March 28, 2010
External sales	$1,173	$378	$453	$474	$—	$2,478
Intersegment sales	250	139	177	2	(568)	—
Total sales	1,423	517	630	476	(568)	2,478
Depreciation and amortization(2)	41	10	20	7	—	78
Research, development and engineering expenses	60	7	25	—	—	92
Equity, royalty and interest income from investees	35	6	5	30	—	76
Interest income	2	1	—	—	—	3
Segment EBIT	133	34	57	72	(30)	266

(1)     Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  There were no significant unallocated corporate expenses for the three months ended March 27, 2011, and March 28, 2010.

(2)     Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “interest expense.”

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
	March 27,	March 28,
In millions	2011	2010
Segment EBIT	$532	$266
Less:
Interest expense	10	9
Income before income taxes	$522	$257

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

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2010 Form 10-K.  Our MD&A is presented in the following sections:

•                  Executive Summary and Financial Highlights

•                  Outlook

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

Our reportable operating segments consist of the following: Engine, Power Generation, Components and Distribution.  This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers.  The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets.  The engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military.  The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators.  The Components segment sells filtration products, exhaust and aftertreatment systems, turbochargers and fuel systems.  The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

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

In the first three months of 2011, emerging markets continued to experience strong growth, especially in China, India and Brazil, while certain developed markets began experiencing more robust recoveries, including the North American on-highway markets and both North American and European export markets.   The North American on-highway market has demonstrated signs of strong economic recovery, coupled with the depletion of transition engine inventory purchased in 2009 in advance of the Environmental Protection Agency’s (EPA’s) 2010 emissions change.  Demand for heavy-duty on-highway products in North America was five times higher in the first three months of 2011 as compared to the same period in 2010.  In addition, medium-duty truck and bus shipments in North America were six times higher in the first three months of 2011 compared to the prior period in 2010.

On March 11, 2011, Japan incurred a massive earthquake followed by a devastating tsunami and nuclear disaster which significantly damaged or destroyed much of Japan’s infrastructure in the affected areas.  Although Japan has not historically been a significant market for our products, we are diligently working to evaluate and analyze the impacts of this disaster on all of our business segments.  While we do not believe any future sales losses in Japan will be material to us, we continue to evaluate our supply channel for potential disruptions to us or our customers.  We do not believe the disaster will have any material impact to our results in the second quarter of 2011.  The situation in Japan is very fluid, thus we will continue to monitor our exposure to unforeseen supply shortages for us and our customers that could cause delayed or missed sales opportunities.

Considering the immaterial Japan impacts currently anticipated, we expect demand to improve throughout the remainder of 2011 in most markets and we expect demand in emerging markets to remain strong. Overall, order trends continue to improve and are consistent with our expectations of organic revenue growth in the remainder of 2011.

The following table contains sales and earnings before interest and taxes (EBIT) results by operating segment for the three months ended March 27, 2011 and March 28, 2010.  Refer to the section titled “Operating Segment Results” later in MD&A for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to income before taxes.

	Three months ended
	March 27, 2011			March 28, 2010			Percent change
Operating Segments		Percent			Percent		2011 vs. 2010
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,391	62%	$290	$1,423	57%	$133	68%	NM
Power Generation	795	21%	89	517	21%	34	54%	NM
Components	924	24%	105	630	25%	57	47%	84%
Distribution	642	17%	89	476	19%	72	35%	24%
Intersegment eliminations	(892)	(24)%	—	(568)	(22)%	—	57%	—
Non segment	—	—	(41)	—	—	(30)	—	37%
Total	$3,860	100%	$532	$2,478	100%	$266	56%	100%

Net income attributable to Cummins was $343 million, or $1.75 per diluted share, on sales of $3.9 billion for the three month interim reporting period ended March 27, 2011, versus the comparable prior year period with net income attributable to Cummins of $149 million, or $0.75 per diluted share, on sales of $2.5 billion.  The increase in income was driven by higher sales volumes in emerging markets, recovery of the North American on-highway markets, price improvements, increased sales in developed countries, and increased equity income.  These were partially offset by higher income tax expense, selling, general and administrative expenses and research, development and engineering expenses.

We generated $88 million of operating cash flows for the three months ended March 27, 2011, compared to $126 million for the three months ended March 28, 2010.  Refer to the section titled “Operating Activities” later in the MD&A for a discussion of items impacting cash flows.  In December 2007, Cummins Board of Directors authorized the acquisition of up to $500 million of Cummins common stock.  In the first quarter of 2011, we completed this stock repurchase program.  In February 2011, the Board of Directors authorized the acquisition of up to $1 billion of Cummins common stock.  We have repurchased $190 million for the first three months of 2011, of which $79 million pertains to the 2011 repurchase program.  Our debt to capital ratio (total capital defined as debt plus equity) at March 27, 2011, was 13.8 percent, compared to 14.4 percent at December 31, 2010.  In February 2011, Fitch affirmed our ratings and upgraded our outlook to positive.  In addition to the $1.086 billion in cash and marketable securities on hand, we have sufficient access to our revolver and accounts receivable program to meet currently anticipated growth and funding needs.

We have two pending divestitures in the Components segment expected to generate a pre-tax gain of $95 million to $105 million combined.  We expect these deals to close in the second and third quarters of 2011.

OUTLOOK

Near-Term:

In the first three months of 2011, economies in emerging markets, including China, India and Brazil, continued to experience strong growth and certain developed markets began experiencing more robust recoveries, including the North American on-highway truck markets and both North American and European export markets.

We expect the following positive trends in the remainder of 2011:

•                  Markets for the majority of our products in China, India and Brazil should continue to grow, but at a slower pace than experienced in 2010 and we are expanding our capacity in China and India to meet the expected demand.

•                  Our markets in North America are expected to continue their robust recovery, especially with the on-highway truck markets and a significant improvement in our power generation markets.

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

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
In millions (except per share amounts)	2011	2010	Amount	Percent
Net sales	$3,860	$2,478	$1,382	56%

Cost of sales	2,903	1,877	(1,026)	(55)%
Gross margin	957	601	356	59%
Operating expenses and income
Selling, general and administrative expenses	389	335	(54)	(16)%
Research, development and engineering expenses	129	92	(37)	(40)%
Equity, royalty and interest income from investees	96	76	20	26%
Other operating (expense) income, net	(6)	(4)	(2)	50%
Operating income	529	246	283	NM
Interest income	6	3	3	100%
Interest expense	10	9	(1)	(11)%
Other income (expense), net	(3)	17	(20)	NM
Income before income taxes	522	257	265	NM
Income tax expense	157	87	(70)	(80)%
Consolidated net income	365	170	195	NM
Less: Net income attributable to noncontrolling interests	22	21	(1)	(5)%
Net income attributable to Cummins Inc.	$343	$149	$194	NM
Diluted earnings per common share attributable to Cummins Inc.	$1.75	$0.75	$1.00	NM

“NM” - not meaningful information.

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
Percent of sales	2011	2010	Percentage Points
Gross margin	24.8%	24.3%	0.5
Selling, general and administrative expenses	10.1%	13.5%	3.4
Research, development and engineering expenses	3.3%	3.7%	0.4

Net Sales

Net sales for the three month period ended March 27, 2011, increased in all segments versus the comparable periods in 2010, primarily due to increased demand from the recovery of emerging markets and improvement in developed markets.  The primary drivers for the increase in sales were:

•                  Engine segment sales increased by 68 percent for the three months ended, due to increased demand in all lines of business, led by industrial, medium-duty truck and heavy-duty truck sales

•                  Power Generation segment sales increased by 54 percent for the three months ended, due to increased sales in all lines of business led by commercial products.

•                  Components segment sales increased by 47 percent for the three months ended, due to increased demand in all lines of business led by emission solutions and turbo technologies businesses.

•                  Distribution segment sales increased by 35 percent for the three months ended, due to increased sales in all product lines and all geographic regions.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets based on location of customers for the three month period ended March 27, 2011, were 61 percent, compared with 64 percent of total net sales for the comparable period in 2010.

Gross Margin

Significant drivers of the change in gross margin for the three month period ended March 27, 2011, versus the comparable period ended March 28, 2010, were as follows:

Increase/(Decrease)
2011 vs. 2010
In millions	Three months ended
Volume/Mix	$363
Price	41
Currency	12
Acquisition	5
Material costs	(36)
Warranty expense	(46)
Other	17
Total	$356

Gross margin increased by $356 million for the three month period ended March 27, 2011, versus the comparable periods in 2010, and increased as a percentage of sales by 0.5 percentage points.  The increase for the three months ended March 27, 2011, was led by increases in volume/favorable mix and improved price realization which were partially offset by increased warranty costs and higher material costs.

The provision for warranties issued as a percent of sales for the three month period ended were 2.7 percent in 2011 compared to 2.5 percent for the comparable period in 2010.  The increase as a percent of sales was primarily due to higher mix of EPA 2010 compliant engines.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 27, 2011, increased versus the comparable periods in 2010, primarily due to an increase of $28 million in compensation and related expenses, approximately half of which was due to increased head count to support our growing business and merit increases and an increase of $14 million in discretionary spending.  Compensation and related expenses include salaries, fringe benefits and variable compensation.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three month period ended March 27, 2011, increased versus the comparable period in 2010, primarily due to an increase in the number of engineering programs of $16 million and an increase of $13 million in compensation and related expenses.  Higher compensation expense was primarily due to increased head count to support our growing business and merit increases. Compensation and related expenses include salaries, fringe benefits and variable compensation.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three month period ended March 27, 2011, increased versus the comparable periods in 2010, primarily due to the following:

Increase/(Decrease)
2011 vs. 2010
In millions	Three months ended
North American distributors	$7
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$5

These overall increases were primarily due to the economic recovery in North America and higher demand in China.

Other Operating (Expense) Income, Net

Other operating (expense) income was as follows:

	Three months ended
	March 27,	March 28,
In millions	2011	2010
Legal judgment	$(7)	$—
Amortization of intangible assets	(2)	(4)
Gain on sale of fixed assets	1	—
Royalty income	2	2
Royalty expense	—	(1)
Flood damage (loss) gain	—	(1)
Total other operating (expense) income, net	$(6)	$(4)

Interest Income

Interest income for the three month period ended March 27, 2011, increased versus the comparable periods in 2010, primarily due to higher investment balances in Brazil in 2011 compared to 2010.

Other Income (Expense), net

Other income (expense) was as follows:

	Three months ended
	March 27,	March 28,
In millions	2011	2010
Foreign currency (losses) gains, net	$(7)	$7
Bank charges	(4)	(3)
Dividend income	2	1
Change in cash surrender value of corporate owned life insurance	3	(1)
Gain on acquisition of Cummins Western Canada (CWC)	—	12
Other, net	3	1
Total other income (expense), net	$(3)	$17

Income Tax Expense

Our effective tax rate for the year is expected to approximate 30 percent, absent any discrete period activity.  Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and research credits.  The tax rate for the three month period ended March 27, 2011, was 30 percent.

Our effective tax rate for the comparable prior year period was 34 percent and included a discrete tax charge of $7 million (three percent) related to the enactment of the “Patient Protection and Affordable Care Act”.  This rate was less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three month period ended March 27, 2011, increased versus the comparable period in 2010, primarily due to higher volumes in most markets, significantly improved gross margins and increased equity income.  These were partially offset by higher income tax expense, selling, general and administrative expenses and research, development and engineering expenses.

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

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
In millions	2011	2010	Amount	Percent
External sales	$2,006	$1,173	$833	71%
Intersegment sales	385	250	135	54%
Total sales	2,391	1,423	968	68%
Depreciation and amortization	45	41	(4)	(10)%
Research, development and engineering expenses	80	60	(20)	(33)%
Equity, royalty and interest income from investees	42	35	7	20%
Interest income	3	2	1	50%
Segment EBIT	290	133	157	NM

			Percentage Points
Segment EBIT as a percentage of total sales	12.1%	9.3%		2.8

Engine segment net sales by market were as follows:

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
In millions	2011	2010	Amount	Percent
Heavy-duty truck	$485	$252	$233	92%
Medium-duty truck and bus	474	217	257	NM
Light-duty automotive and RV	296	207	89	43%
Total on-highway	1,255	676	579	86%
Industrial	855	577	278	48%
Stationary power	281	170	111	65%
Total sales	$2,391	$1,423	$968	68%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
	2011	2010	Amount	Percent
Midrange	109,400	69,100	40,300	58%
Heavy-duty	20,000	8,700	11,300	NM
High-horsepower	4,900	3,400	1,500	44%
Total unit shipments	134,300	81,200	53,100	65%

Sales

Engine segment sales for the three month period ended March 27, 2011, increased versus the comparable period in 2010, due to improved sales in most markets primarily due to a significant rebound in North American on-highway markets as well as stronger demand in emerging economies.  The following were the primary drivers by market:

•                  Industrial market sales increased primarily due to a 68 percent improvement in international construction engine shipments driven by the economic recovery and infrastructure investments in emerging markets, more than double the number of oil and gas engine shipments in North America, and a 66 percent increase in the units sold in the international mining engine markets due to increased coal and commodity demands.

•                  Medium-duty truck and bus engine sales increased primarily due to the economic recovery in North American on-highway markets and the depletion of transition engine inventory purchased in 2009 in advance of the EPA’s 2010 emissions change, as well as increased demand in the Brazilian truck engine market driven by a growing economy and government incentives.

•                  Heavy-duty truck engine sales increased due to economic recovery in North American on-highway markets and the depletion of transition engine inventory purchased in 2009 in advance of the EPA’s 2010 emission standard changes.

•                  Stationary power engine sales increased primarily due to higher demand in the power generation markets.

•                  Light-duty truck and RV engine sales increased as a result of 24 percent higher demand from Chrysler.

Total on-highway-related sales for the three month period ended March 27, 2011, were 52 percent of total engine segment sales, compared to 48 percent for the comparable period in 2010.

Segment EBIT

Engine segment EBIT for the three month period ended March 27, 2011, increased significantly versus the comparable period in 2010, primarily due to higher gross margin, partially offset by increased research, development and engineering expenses and increased selling, general and administrative expenses.

	Three months ended
	March 27, 2011 vs. March 28, 2010
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$198	65%	(0.4)
Selling, general and administrative expenses	(16)	(11)%	3.5
Research, development and engineering expenses	(20)	(33)%	0.9
Equity, royalty and interest income from investees	7	20%	(0.7)

The increase in gross margin for the three month period ended March 27, 2011, versus the comparable period in 2010, was primarily due to increased volumes, favorable mix and improved price realization, partially offset by higher base warranty costs due to an increasing mix of EPA 2010 products, increased commodity costs and increased discretionary expenditures.  The increases in research development and engineering expenses and selling, general and administrative expenses were primarily due to increased discretionary expenditures, increased head count to support our growing business, merit increases and product development spending.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
In millions	2011	2010	Amount	Percent
External sales	$557	$378	$179	47%
Intersegment sales	238	139	99	71%
Total sales	795	517	278	54%
Depreciation and amortization	10	10	—	—
Research, development and engineering expenses	11	7	(4)	(57)%
Equity, royalty and interest income from investees	8	6	2	33%
Interest income	1	1	—	—
Segment EBIT	89	34	55	NM

Percentage Points
Segment EBIT as a percentage of total sales	11.2%	6.6%	4.6

Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
	2011	2010	Amount	Percent
Commercial products	$505	$307	$198	64%
Generator technologies	153	107	46	43%
Commercial projects	55	33	22	67%
Consumer	50	43	7	16%
Power electronics	32	27	5	19%
Total sales	$795	$517	$278	54%

Sales

Power Generation segment sales for the three month period ended March 27, 2011, increased in all businesses versus the comparable period in 2010, primarily due to increased demand.  The following were the primary drivers by business:

•                  Commercial products sales increased due to improving economic conditions in most regions, particularly in the Middle East, Latin America, India, the U.K. and North America.

•                  Generator technologies sales increased in most regions, especially in Western Europe, China and the U.K., partially offset by declines in Eastern European sales.

•                  Commercial projects sales increased primarily due to higher demand in Africa, the U.K. and Russia, partially offset by a decline in North American sales.

Segment EBIT

Power Generation segment EBIT for the three month period ended March 27, 2011, increased versus the comparable period in 2010, primarily due to higher gross margins, partially offset by higher selling, general and administrative expenses.  Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 27, 2011 vs. March 28, 2010
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$71	80%	2.9
Selling, general and administrative expenses	(11)	(20)%	2.4
Research, development and engineering expenses	(4)	(57)%	—
Equity, royalty and interest income from investees	2	33%	(0.2)

The increase in gross margin for the three month period ended March 27, 2011, was due to higher volumes and improved price realization, which was partially offset by increased commodity and material costs.  The increase in selling, general and administrative expenses and research, development and engineering expenses was primarily due to increased head count to support our growing business and merit increases.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
In millions	2011	2010	Amount	Percent
External sales	$660	$453	$207	46%
Intersegment sales	264	177	87	49%
Total sales	924	630	294	47%
Depreciation and amortization	18	20	2	10%
Research, development and engineering expenses	37	25	(12)	(48)%
Equity, royalty and interest income from investees	8	5	3	60%
Interest income	1	—	1	NM
Segment EBIT	105	57	48	84%

			Percentage Points
Segment EBIT as a percentage of total sales	11.4%	9.0%		2.4

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
	2011	2010	Amount	Percent
Turbo technologies	$297	$200	$97	49%
Emission solutions	273	137	136	99%
Filtration	255	228	27	12%
Fuel systems	99	65	34	52%
Total sales	$924	$630	$294	47%

Sales

Components segment sales for the three month period ended March 27, 2011, increased in all businesses versus the comparable period in 2010.  The following were the primary drivers by business:

•                  Emission solutions business sales increased due to higher volumes and technology content in North American EPA 2010 aftertreatment systems and increased demand for Euro V aftertreatment systems in Europe, which was partially offset by decreased sales of our EPA 2007 aftertreatment systems.

•                  Turbo technologies business sales increased due to increased OEM demand in North America, Europe, China and India and improved aftermarket demand.

•                  Fuel systems business sales increased primarily due to improved demand in North American on-highway markets.

•                  Filtration systems business sales increased due to improved aftermarket demand, especially in Asia Pacific and in North America and increased OEM demand due to the economic recovery in North American on-highway markets.

Segment EBIT

Components segment EBIT for the three month period ended March 27, 2011, increased versus the comparable period in 2010, primarily due to the improved gross margin which was partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 27, 2011 vs. March 28, 2010
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$64	51%	0.6
Selling, general and administrative expenses	(8)	(16)%	1.7
Research, development and engineering expenses	(12)	(48)%	—
Equity, royalty and interest income from investees	3	60%	0.1

The increase in gross margin for the three month period ended March 27, 2011, was primarily due to higher volumes for all businesses and increased product content on 2010 North American truck engines, which was partially offset by unfavorable warranty expenses.  The increases in research, development and engineering expenses and selling, general and administrative expenses were primarily due to new product development program spending, increased headcount to support our growing businesses and merit increases.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
In millions	2011	2010	Amount	Percent
External sales	$637	$474	$163	34%
Intersegment sales	5	2	3	NM
Total sales	642	476	166	35%
Depreciation and amortization	6	7	1	14%
Equity, royalty and interest income from investees	38	30	8	27%
Interest income	1	—	1	NM
Segment EBIT	89	72	17	24%

			Percentage Points
Segment EBIT as a percentage of total sales	13.9%	15.1%		(1.2)

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
In millions	2011	2010	Amount	Percent
Asia Pacific	$241	$193	$48	25%
Europe and Middle East	175	136	39	29%
North & Central America	173	111	62	56%
Africa	29	20	9	45%
South America	24	16	8	50%
Total sales	$642	$476	$166	35%

Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/
	March 27,	March 28,	(Unfavorable)
In millions	2011	2010	Amount	Percent
Parts and Filtration	$235	$193	$42	22%
Power Generation	145	99	46	46%
Engines	140	83	57	69%
Service	122	101	21	21%
Total sales	$642	$476	$166	35%

Sales

Distribution segment sales for the three month period ended March 27, 2011, increased for all products and services versus the comparable period in 2010.  The following were the primary drivers by line of business:

•                  Engine product sales increased primarily due to growth in the oil and gas markets in North and Central America and recovery in the construction and mining markets in Europe.

•                  Power generation product sales increased primarily due to improved project-based business across Europe, the Middle East and North and Central America.

•                  Parts and filtration product sales increased primarily due to improved sales in East Asia and market recovery in Europe, as well as the acquisition of a previously independent distributor in the fourth quarter of 2010.

•                  Service revenue increased primarily due to stronger sales from mining customers in the South Pacific and the increase in maintenance contracts in North America.

•                  Foreign currency fluctuations also favorably impacted sales.

Segment EBIT

Distribution segment EBIT for the three month period ended March 27, 2011, increased versus the comparable period in 2010, primarily due to increased gross margin and equity, royalty and interest income from investees, which was partially offset by increased selling, general and administrative expenses and other income.

Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 27, 2011 vs. March 28, 2010
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$39	35%	0.1
Equity, royalty and interest income from investees	8	27%	(0.4)
Selling, general and administrative expenses	(20)	(25)%	1.3
Other income (expense)	(9)	(69)%	(2.1)

The increase in gross margin for the three month period ended March 27, 2011, versus the comparable period in 2010, was primarily due to increased volumes in all products and favorable foreign currency impacts.  The increase in equity, royalty and interest income from investees was primarily due to increased income from North American distributors especially in oil and gas markets.  The increase in selling, general and administrative expenses was mainly due to increased head count to support our growing business, merit increases and unfavorable foreign currency impacts.  The decrease in other income and the decrease in EBIT as a percentage of sales were primarily due to a one-time gain of $12 million from the acquisition of Cummins Western Canada in the first quarter of 2010.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended
	March 27,	March 28,
In millions	2011	2010
Total segment EBIT	$573	$296
Non-segment EBIT (1)	(41)	(30)
Total EBIT	$532	$266
Less:
Interest expense	10	9
Income before income taxes	$522	$257

(1)       Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  There were no significant unallocated corporate expenses for the three months ended March 27, 2011, and March 28, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  As of March 27, 2011, other sources of liquidity include:

•                  cash and cash equivalents of $779 million, of which approximately 35 percent is located in the U.S., and 54 percent is located in the U.K., China, Brazil and India,

•                  marketable securities of $307 million, which are located primarily in India and Brazil,

•                  $1.21 billion available under our revolving credit facility,

•                  $273 million available under international and other domestic credit facilities and

•                  $151 million, based on eligible receivables, available under our accounts receivable sales program.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases and debt service obligations.  The geographic location of our cash and marketable securities aligns well with our business investment strategy.  As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our expansion or operating needs with local resources.

A significant portion of our cash flows is generated outside the U.S. Half of our cash and cash equivalents and most of our marketable securities at March 27, 2011, are denominated in foreign currencies.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.  The repatriation of cash balances from certain subsidiaries could have adverse tax consequences; however, those balances are generally available, without legal restrictions, to fund ordinary business operations at the local level.  We have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

We continuously monitor our pension assets and believe that we have limited exposure to the European debt crisis.  No sovereign debt instruments of crisis countries are held in the trusts, while any equities held are with large, well-diversified multinational firms or are de minimus amounts in large index funds.  In addition, we have rebalanced our asset portfolios in the U.S. and U.K. with equities representing a smaller segment of the total portfolios.  Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

				Change March 27, 2011 vs.
	March 27,	December 31,	March 28,	December 31,	March 28,
In millions	2011	2010	2010	2010	2010
Cash and cash equivalents	$779	$1,023	$885	$(244)	$(106)
Marketable securities	307	339	217	(32)	90
Accounts and notes receivable	2,570	2,243	1,727	327	843
Inventories	2,202	1,977	1,549	225	653
Other current assets	636	707	542	(71)	94
Current assets	6,494	6,289	4,920	205	1,574

Accounts and loans payable	1,708	1,444	1,125	264	583
Current portion of accrued warranty	435	421	387	14	48
Other accrued expenses	1,308	1,395	974	(87)	334
Current liabilities	3,451	3,260	2,486	191	965

Working capital	$3,043	$3,029	$2,434	$14	$609
Current ratio	1.88	1.93	1.98	(0.05)	(0.10)
Days’ sales in receivables	57	59	69	(2)	(12)
Inventory turnover	5.3	5.8	5.1	(0.5)	0.2

Current assets increased compared to December 31, 2010, primarily due to an increase in accounts receivable due to higher sales, and an increase in inventory levels to meet anticipated demand, which was partially offset by the decrease in cash and cash equivalents and marketable securities.

Current liabilities increased compared to December 31, 2010, primarily due to higher accounts and loans payable which was the result of increased purchasing to support higher anticipated sales volume in the businesses.

Cash Flows

Cash and cash equivalents decreased $244 million during the three month period ended March 27, 2011, compared to a $45 million decrease in cash and cash equivalents during the comparable period in 2010.  Cash and cash equivalents were impacted as follows:

Operating Activities

	Three months ended
	March 27,	March 28,
In millions	2011	2010	Change
Consolidated net income	$365	$170	$195
Depreciation and amortization	79	79	—
Gain on fair value adjustment for consolidated investee	—	(12)	12
Deferred income taxes	21	13	8
Equity in income of investees, net of dividends	(62)	(53)	(9)
Pension contributions in excess of expense	(24)	(93)	69
Other post-retirement benefits payments in excess of expense	(5)	(1)	(4)
Stock-based compensation expense	5	6	(1)
Excess tax benefits on stock based awards	(2)	(6)	4
Translation and hedging activities	4	(9)	13
Changes in:
Accounts and notes receivable	(306)	275	(581)
Inventories	(210)	(189)	(21)
Other current assets	(2)	3	(5)
Accounts payable	251	54	197
Accrued expenses	(28)	(154)	126
Changes in other liabilities and deferred revenue	24	29	(5)
Other, net	(22)	14	(36)
Net cash provided by operating activities	$88	$126	$(38)

Net cash provided by operating activities decreased for the three months ended March 27, 2011, versus the comparable period in 2010, primarily due to significantly higher accounts and notes receivable consistent with the increase in sales volumes.  This was partially offset by increases in accounts payable as the result of increased purchasing to support higher sales volumes, significantly higher consolidated net income, and higher accrued expenses primarily due to increased warranty expense related to higher sales volumes and increased EPA 2010 content.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the first quarter of 2011, financial markets continued to recover from the global economic recession.  Thus, for the three month interim reporting period ended March 27, 2011, the return for our U.S. plan was 2.7 percent while our U.K. plan return was 1.2 percent.  Approximately 94 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining six percent of our plan assets are invested in less liquid, but market valued investments, including real estate and private equity.  We made $41 million of pension contributions in the three month period ended March 27, 2011, and we anticipate making total contributions of approximately $130 million to our pension plans in 2011.  Expected contributions to our defined benefit pension plans in 2011 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $51 million in 2011.  The $41 million of pension contributions in the three months ended March 27, 2011, included voluntary contributions of $35 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to participants.

Investing Activities

	Three months ended
	March 27,	March 28,
In millions	2011	2010	Change
Capital expenditures	$(91)	$(47)	$(44)
Investments in internal use software	(10)	(17)	7
Proceeds from disposals of property, plant and equipment	5	38	(33)
Investments in and advances to equity investees	(21)	(11)	(10)
Acquisition of businesses, net of cash acquired	—	(71)	71
Investments in marketable securities—acquisitions	(101)	(133)	32
Investments in marketable securities—liquidations	134	108	26
Cash flows from derivatives not designated as hedges	4	(11)	15
Other, net	2	—	2
Net cash used in investing activities	$(78)	$(144)	$66

Net cash used in investing activities decreased for the three months ended March 27, 2011, versus the comparable period in 2010, primarily due to the acquisition of CWC that occurred in 2010 and lower investments in marketable securities.  These were partially offset by increased capital expenditures and decreased proceeds from the disposal of property, plant and equipment.

Capital expenditures for the three month period ended March 27, 2011, were $91 million compared to $47 million in the comparable period in 2010.  We expect capital expenditures to accelerate in the remainder of 2011.  We continue to invest in the development of new products and we plan to spend approximately $600 million to $650 million in 2011.  Approximately two thirds of our capital expenditures will be invested outside of the U.S.

Pending Divestitures

In January 2011, we reached an agreement to sell certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications.   The transaction is expected to close in our fiscal second quarter of 2011.  This business has historically been included in our Components segment.  The sales price is expected to range from $125 million to $135 million, subject to a final financial statement review.  There are no earnouts or other contingencies associated with the sales price.  We expect to recognize a pre-tax gain on the sale of approximately $65 million to $70 million, which includes an allocation of goodwill of approximately $21 million.

In February 2011, we signed a non-binding letter of intent to sell certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions.  The transaction is expected to close in our fiscal third quarter of 2011.  The sales price is expected to be approximately $70 million to $75 million, subject to a final financial statement review.  There are no earnouts or other contingencies associated with the sales price.  We expect to recognize a pre-tax gain on the sale of approximately $30 million to $35 million, which includes an allocation of goodwill of approximately $9 million.

Financing Activities

	Three months ended
	March 27,	March 28,
In millions	2011	2010	Change
Proceeds from borrowings	$38	$70	$(32)
Payments on borrowings and capital lease obligations	(45)	(20)	(25)
Net borrowings under short-term credit agreements	1	5	(4)
Distributions to noncontrolling interests	(21)	(1)	(20)
Dividend payments on common stock	(51)	(35)	(16)
Repurchases of common stock	(190)	(39)	(151)
Excess tax benefits on stock-based awards	2	6	(4)
Other, net	4	7	(3)
Net cash used in investing activities	$(262)	$(7)	$(255)

Net cash used in financing activities increased for the three months ended March 27, 2011, versus the comparable period in 2010, primarily due to significantly higher repurchases of common stock, lower proceeds from borrowings and higher payments on borrowings and capital lease obligations, primarily related to the acquisition of CWC in 2010.

Our total debt was $832 million as of March 27, 2011, compared with $843 million as of December 31, 2010.  Total debt as a percent of our total capital, including total long-term debt, was 13.8 percent at March 27, 2011, compared with 14.4 percent at December 31, 2010.  The decrease in total debt was principally due to payments on borrowings related to the acquisition of CWC in the first quarter of 2010.

In December 2007, the Board of Directors authorized the acquisition of up to $500 million of Cummins common stock. In February 2011, we purchased $111 million of our common stock and completed the $500 million repurchase program.

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of Cummins common stock upon completion of the $500 million program.  In 2011, we made the following quarterly purchases under these plans:

	2011			Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For each quarter ended	Purchased	Per Share	Repurchases	Capacity
December 2007, $500 million repurchase program
March 27	1.1	$104.47	$111	$—

February 2011, $1 billion repurchase program
March 27	0.8	99.14	79	921
Total	1.9	$102.18	$190	$921

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the first quarter of 2011 that have impacted these covenants or pricing modifications.  In January 2011, Fitch affirmed our ratings and upgraded our outlook to positive.

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

Credit Rating Agency	Senior L-T Debt Rating	S-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa2	Non-Prime	Stable
Standard & Poor’s	BBB+	NR	Stable
Fitch	BBB+	BBB+	Positive

OFF BALANCE SHEET FINANCING

A discussion of our off balance sheet financing arrangements may be found in Item 7 of our 2010 Form 10-K.  There have been no material changes in this information since the filing of our 2010 Form 10-K.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2010 Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

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

A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2010 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2011.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 3, “RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS,” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2010 Form 10-K.  There have been no material changes in this information since the filing of our 2010 Form 10-K.  Further information regarding financial instruments and risk management is discussed in Note 11, “DERIVATIVES,” in the Notes to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 27, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $220 million to our insurance carriers, which includes a claim for business interruption.  As of March 27, 2011, we have received $92 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.  Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

ITEM 1A.  Risk Factors

In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K or the “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in this Quarterly report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum
	(a) Total		Shares Purchased	Number of Shares
	Number of	(b) Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)
January 1 - January 30, 2011	415	$112.56	—	117,574
January 31 - February 27, 2011	477,198	109.89	475,000	125,395
February 28 - March 27, 2011	1,388,961	99.92	1,386,341	134,897
Total	1,866,574	$102.47	1,861,341

(1)          Shares purchased represent the remainder of the shares authorized in 2007 by the Board (for up to $500 million of our common shares), share purchases under the 2011 Board authorized repurchase program (for up to $1 billion of our common shares) and our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan).

(2)          These values reflect the sum of shares held in loan status of our Key Employee Stock Investment Plan.  The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and were excluded from this column.

In December 2007, the Board of Directors authorized us to acquire an additional $500 million worth of Cummins common stock beginning in 2008.  During the three month period ended March 27, 2011, we completed this program.

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock upon the completion of the $500 million program. As of March 27, 2011, we have $921 million available for purchase under this authorization.

During the three month period ended March 27, 2011, we repurchased 5,233 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

ITEM 6. Exhibits

See Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cummins Inc.
Date: April 28, 2011

By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
	Patrick J. Ward Vice President and Chief Financial Officer (Principal Financial Officer)		Marsha L. Hunt Vice President-Corporate Controller (Principal Accounting Officer)

CUMMINS INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*            Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 27, 2011 and March 28, 2010, (ii) Condensed Consolidated Balance Sheets at March 27, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 27, 2011 and March 28, 2010, (iv) Condensed Consolidated Statements of Changes in Equity for the three months ended March 27, 2011 and March 28, 2010 and (v) Notes to Condensed Consolidated Financial Statements. In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.