Form 10-Q
period 2011-06-26
CUMMINS INC
filed 2011-07-28
CIK 26172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 26, 2011

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

As of June 26, 2011, there were 194,701,906 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
NET SALES (a)	$4,641	$3,208	$8,501	$5,686
Cost of sales	3,438	2,455	6,341	4,332
GROSS MARGIN	1,203	753	2,160	1,354

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	463	354	852	689
Research, development and engineering expenses	157	96	286	188
Equity, royalty and interest income from investees (Note 6)	117	97	213	173
Gain on sale of business (Note 4)	68	—	68	—
Other operating (expense) income, net	—	(4)	(6)	(8)
OPERATING INCOME	768	396	1,297	642

Interest income	10	5	16	8
Interest expense	13	9	23	18
Other income (expense), net	(3)	—	(6)	17
INCOME BEFORE INCOME TAXES	762	392	1,284	649

Income tax expense	225	122	382	209
CONSOLIDATED NET INCOME	537	270	902	440

Less: Net income attributable to noncontrolling interests	32	24	54	45
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$505	$246	$848	$395

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.61	$1.25	$4.36	$2.00
Diluted	$2.60	$1.25	$4.34	$2.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	193.8	196.9	194.6	197.6
Dilutive effect of stock compensation awards	0.6	0.4	0.6	0.3
Diluted	194.4	197.3	195.2	197.9

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.2625	$0.175	$0.525	$0.35

(a) Includes sales to nonconsolidated equity investees of $635 million and $1,234 million and $516 million and $944 million for the three and six months ended June 26, 2011 and June 27, 2010, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 26,	December 31,
In millions, except par value	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,111	$1,023
Marketable securities (Note 5)	363	339
Total cash, cash equivalents and marketable securities	1,474	1,362
Accounts and notes receivable, net
Trade and other	2,511	1,935
Nonconsolidated equity investees	269	308
Inventories (Note 8)	2,275	1,977
Deferred income taxes	305	314
Prepaid expenses and other current assets	303	393
Total current assets	7,137	6,289
Long-term assets
Property, plant and equipment	5,103	4,927
Accumulated depreciation	(2,986)	(2,886)
Property, plant and equipment, net	2,117	2,041
Investments and advances related to equity method investees	761	734
Goodwill	348	367
Other intangible assets, net	216	222
Deferred income taxes	115	203
Other assets	619	546
Total assets	$11,313	$10,402

LIABILITIES
Current liabilities
Loans payable	$59	$82
Accounts payable (principally trade)	1,686	1,362
Current portion of accrued product warranty (Note 9)	429	421
Accrued compensation, benefits and retirement costs	419	468
Deferred revenue	202	182
Taxes payable (including taxes on income)	255	202
Other accrued expenses	663	543
Total current liabilities	3,713	3,260
Long-term liabilities
Long-term debt	702	709
Pensions	110	195
Postretirement benefits other than pensions	432	439
Other liabilities and deferred revenue	839	803
Total liabilities	5,796	5,406

Commitments and contingencies (Note 11)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.1 and 221.8 shares issued	1,968	1,934
Retained earnings	5,191	4,445
Treasury stock, at cost, 27.4 and 24.0 shares	(1,333)	(964)
Common stock held by employee benefits trust, at cost, 1.9 and 2.1 shares	(23)	(25)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(613)	(646)
Other	(32)	(74)
Total accumulated other comprehensive loss	(645)	(720)
Total Cummins Inc. shareholders’ equity	5,158	4,670
Noncontrolling interests	359	326
Total equity	5,517	4,996
Total liabilities and equity	$11,313	$10,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	June 26,	June 27,
In millions	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$902	$440
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	159	161
Gain on sale of business (Note 4)	(68)	—
Gain on fair value adjustment for consolidated investee (Note 4)	—	(12)
Deferred income taxes	87	43
Equity in income of investees, net of dividends	2	(49)
Pension contributions in excess of expense (Note 10)	(47)	(116)
Excess tax benefits on stock based awards	(4)	(7)
Other post-retirement benefits payments in excess of expense (Note 10)	(10)	(7)
Stock-based compensation expense	18	11
Translation and hedging activities	(6)	3
Changes in current assets and liabilities, net of acquisitions and divestitures:
Accounts and notes receivable	(513)	(57)
Inventories	(290)	(301)
Other current assets	11	1
Accounts payable	307	239
Accrued expenses	169	(14)
Changes in other liabilities and deferred revenue	58	66
Other, net	(31)	26
Net cash provided by operating activities	744	427

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(215)	(91)
Investments in internal use software	(22)	(22)
Proceeds from disposals of property, plant and equipment	5	42
Investments in and advances to equity investees	(20)	(1)
Proceeds from sale of business, net of cash sold (Note 4)	111	—
Acquisition of businesses, net of cash acquired (Note 4)	—	(71)
Investments in marketable securities—acquisitions (Note 5)	(361)	(358)
Investments in marketable securities—liquidations (Note 5)	343	278
Cash flows from derivatives not designated as hedges	6	(18)
Other, net	2	(2)
Net cash used in investing activities	(151)	(243)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	60	85
Payments on borrowings and capital lease obligations	(94)	(37)
Net borrowings under short-term credit agreements	11	(1)
Distributions to noncontrolling interests	(26)	(4)
Dividend payments on common stock	(102)	(70)
Repurchases of common stock	(373)	(162)
Excess tax benefits on stock-based awards	4	7
Other, net	7	9
Net cash used in financing activities	(513)	(173)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	8	(17)
Net increase (decrease) in cash and cash equivalents	88	(6)
Cash and cash equivalents at beginning of year	1,023	930
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,111	$924

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common		Total
		Additional		Other			Stock		Cummins Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2009	$555	$1,306	$3,575	$(895)		(731)	$(36)	$(1)	$3,773	$247	$4,020
Comprehensive income:
Net income			395						395	45	440
Other comprehensive income (loss) (Note 12)				(65)					(65)	—	(65)
Total comprehensive income									330	45	375
Issuance of shares		3							3	—	3
Employee benefits trust activity		9					1		10	—	10
Acquisition of shares						(162)			(162)	—	(162)
Cash dividends on common stock			(70)						(70)	—	(70)
Distribution to noncontrolling interests									—	(4)	(4)
Stock option exercises						3			3	—	3
Deconsolidation of variable interest entity									—	(11)	(11)
Other shareholder transactions		(5)						1	(4)	—	(4)
BALANCE AT JUNE 27, 2010	$555	$1,313	$3,900	$(960)		$(890)	$(35)	$—	$3,883	$277	$4,160

BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720)		$(964)	$(25)	$—	$4,670	$326	$4,996
Comprehensive income:
Net income			848						848	54	902
Other comprehensive income (loss) (Note 12)				75					75	—	75
Total comprehensive income									923	54	977
Issuance of shares	1	7							8	—	8
Employee benefits trust activity		16					2		18	—	18
Acquisition of shares						(373)			(373)	—	(373)
Cash dividends on common stock			(102)						(102)	—	(102)
Distribution to noncontrolling interests									—	(26)	(26)
Stock option exercises		1				4			5	—	5
Other shareholder transactions		9						—	9	5	14
BALANCE AT JUNE 26, 2011	$555	$1,413	$5,191	$(645	)(1)	$(1,333)	$(23)	$—	$5,158	$359	$5,517

(1)Comprised of defined benefit postretirement plans of $(613) million, foreign currency translation adjustments of $(36) million, and unrealized gain on marketable securities of $4 million.

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The second quarters of 2011 and 2010 ended on June 26, and June 27, respectively.  The interim periods for both 2011 and 2010 contain 13 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

In preparing our Condensed Consolidated Financial Statements, we evaluated subsequent events through the date our quarterly report was filed with the SEC.

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and six month periods ended June 26, 2011, and June 27, 2010, were as follows:

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
	2011	2010	2011	2010
Options excluded	140,277	6,685	80,858	13,527

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

NOTE 3.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In October 2009, the Financial Accounting Standards Board (FASB) amended its rules regarding the accounting for multiple element revenue arrangements.  The objective of the amendment is to allow vendors to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times.  Specifically, this amendment addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists.  The new rules were effective for us beginning January 1, 2011.  This amendment did not have a significant impact on our Condensed Consolidated Financial Statements as multiple element revenue arrangements are not material to our business.

Accounting Pronouncements Issued But Not Yet Effective

In June 2011, the FASB amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The new rules will become effective during interim and annual periods beginning after December 15, 2011.  Because the standard only impacts the display of comprehensive income and does not impact what is included in comprehensive income, the standard will not have a significant impact on our Consolidated Financial Statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  Primarily this amendment changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in addition to clarifying the Board’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but fair value is required to be disclosed.  The new rules will become effective during interim and annual periods beginning after December 15, 2011.  As of June 26, 2011, we had no fair value measurements categorized within Level 3.  The only impact for us is expected to be the disclosure of the categorization in the fair value hierarchy for those items where fair value is only disclosed (primarily our debt obligations).

NOTE 4.  DIVESTITURES AND ACQUISITIONS

Divestitures

In January 2011, we reached an agreement to sell certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings.  The transaction closed in the second quarter of 2011.  This business was historically included in our Components segment.  The sales price was $123 million.  We recognized a pre-tax gain on the sale of $68 million, which included an allocation of goodwill of $19 million.  The transaction has a working capital adjustment mechanism that will be determined in the third quarter.  We do not expect a significant change to the measurement of the gain.  The gain has been excluded from segment results as it was not considered by management in its evaluation of operating results for the three and six months ended June 26, 2011.

Sales for this business were $171 million, $126 million and $169 million in 2010, 2009 and 2008, respectively.  Income before income taxes for this business was approximately $22 million, $11 million and $19 million in 2010, 2009 and 2008, respectively.

We signed a non-binding letter of intent to sell certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions.  The transaction is expected to close in the second half of 2011.  The sales price is expected to be approximately $90 million to $95 million, subject to a final financial statement review.  There are no earnouts or other contingencies associated with the sales price.  We expect to recognize a pre-tax gain on the sale of approximately $45 million to $50 million, which includes an allocation of goodwill of approximately $11 million.

Sales for this business were $74 million, $54 million and $75 million in 2010, 2009 and 2008, respectively.  Income before income taxes for this business was approximately $9 million, $2 million and $9 million in 2010, 2009 and 2008, respectively.

The assets and liabilities associated with these businesses have not been reclassified and separately presented in the Condensed Consolidated Balance Sheets as they are immaterial.  We will enter into supply and other agreements with the operations that will represent ongoing involvement and as such, the results of these operations will not be presented as discontinued operations.

Acquisition

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

NOTE 5.  MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, is as follows:

	June 26, 2011			December 31, 2010
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale:
Debt mutual funds	$184	$3	$187	$179	$1	$180
Bank debentures	91	—	91	85	—	85
Certificates of deposit	71	—	71	59	—	59
Government debt securities-non-U.S.	4	(1)	3	4	(1)	3
Corporate debt securities	2	—	2	2	—	2
Equity securities and other	—	9	9	—	10	10
Total marketable securities	$352	$11	$363	$329	$10	$339

At June 26, 2011, the fair value of available-for-sale investments in debt securities by contractual maturity is as follows:

Maturity date	Fair value
In millions
1 year or less	$88
1-5 years	6
5-10 years	1
After 10 years	1
Total	$96

NOTE 6.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
In millions	2011	2010	2011	2010
Distribution Entities
North American distributors	$35	$23	$65	$46
Komatsu Cummins Chile, Ltda	6	3	10	6
All other distributors	1	1	2	2
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	26	34	49	52
Chongqing Cummins Engine Company, Ltd.	19	13	31	23
Shanghai Fleetguard Filter Co., Ltd.	4	4	8	6
Tata Cummins, Ltd.	3	3	7	7
Cummins Westport, Inc.	3	2	4	5
Valvoline Cummins, Ltd.	2	3	4	5
Komatsu manufacturing alliances	(1)	3	1	5
Bejing Foton Cummins Engine Co., Ltd.	(1)	(4)	(3)	(6)
All other manufacturers	6	4	12	7
Cummins share of net income	103	89	190	158
Royalty and interest income	14	8	23	15
Equity, royalty and interest income from investees	$117	$97	$213	$173

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  Derivative assets and liabilities are derived from level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of Levels 2 or 3 in the first six months of 2011.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at June 26, 2011:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$85	$102	$—	$187
Bank debentures	—	91	—	91
Certificates of deposit	—	71	—	71
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Total available-for-sale debt securities	85	269	—	354

Available-for-sale equity securities:
Financial services industry	9	—	—	9
Total available-for-sale equity securities	9	—	—	9

Derivative assets:
Commodity swap contracts	—	3	—	3
Interest rate contracts	—	51	—	51
Total derivative assets	—	54	—	54

Derivative liabilities:
Commodity swap contracts	—	1	—	1
Foreign currency forward contracts	—	1	—	1
Total derivative liabilities	—	2	—	2

Total	$94	$321	$—	$415

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at December 31, 2010:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$75	$105	$—	$180
Bank debentures	—	85	—	85
Certificates of deposit	—	59	—	59
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Total available-for-sale debt securities	75	254	—	329

Available-for-sale equity securities:
Financial services industry	10	—	—	10
Total available-for-sale equity securities	10	—	—	10

Derivative assets:
Commodity swap contracts	—	21	—	21
Interest rate contracts	—	41	—	41
Total derivative assets	—	62	—	62

Total	$85	$316	$—	$401

Fair value of derivative assets for foreign currency forward contracts and total derivative liabilities at December 31, 2010, are not material to our Condensed Consolidated Balance Sheets.

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

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at June 26, 2011 and December 31, 2010, are set forth in the table below.  The carrying values of all other receivables and liabilities approximated fair values.

	June 26,	December 31,
In millions	2011	2010
Fair value of total debt	$917	$886
Carrying value of total debt	847	843

NOTE 8.  INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

	June 26,	December 31,
In millions	2011	2010
Finished products	$1,196	$1,019
Work-in-process and raw materials	1,182	1,048
Inventories at FIFO cost	2,378	2,067
Excess of FIFO over LIFO	(103)	(90)
Total inventories	$2,275	$1,977

NOTE 9.  PRODUCT WARRANTY LIABILITY

We charge the estimated costs of warranty programs, other than product recalls, to income at the time products are shipped to customers.  We use historical claims experience to develop the estimated liability.  We review product recall programs on a quarterly basis and, if necessary, record a liability when we commit to an action or when they become probable and estimable, which is reflected in the provision for warranties issued line.  We also sell extended warranty coverage on several engines.  The following is a tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs:

	Six months ended
	June 26,	June 27,
In millions	2011	2010
Balance, beginning of period	$980	$989
Provision for warranties issued	219	157
Deferred revenue on extended warranty contracts sold	50	51
Payments	(188)	(206)
Amortization of deferred revenue on extended warranty contracts	(46)	(42)
Changes in estimates for pre-existing warranties	7	(20)
Foreign currency translation	3	(6)
Balance, end of period	$1,025	$923

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our June 26, 2011, balance sheet were as follows:

	June 26,
In millions	2011	Balance Sheet Locations
Deferred revenue related to extended coverage programs:
Current portion	$94	Deferred revenue
Long-term portion	194	Other liabilities and deferred revenue
Total	$288

Receivables related to estimated supplier recoveries:
Current portion	$9	Trade and other receivables
Long-term portion	7	Other assets
Total	$16

Long-term portion of warranty liability	$308	Other liabilities and deferred revenue

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Cash contributions to these plans were as follows:

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
In millions	2011	2010	2011	2010
Defined benefit pension and other postretirement plans:
Voluntary pension	$35	$35	$70	$95
Mandatory pension	5	5	11	56
Defined benefit pension contributions	40	40	81	151
Other postretirement plans	9	11	18	17
Total defined benefit plans	$49	$51	$99	$168
Defined contribution pension plans	$13	$12	$37	$23

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

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Three months ended
	June 26,	June 27,	June 26,	June 27,	June 26,	June 27,
In millions	2011	2010	2011	2010	2011	2010
Service cost	$13	$12	$5	$4	$—	$—
Interest cost	27	27	15	14	6	7
Expected return on plan assets	(38)	(37)	(19)	(17)	—	—
Amortization of prior service (credit) cost	—	—	1	—	(2)	(2)
Recognized net actuarial loss	10	9	3	5	—	—
Net periodic benefit cost	$12	$11	$5	$6	$4	$5

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Six months ended
	June 26,	June 27,	June 26,	June 27,	June 26,	June 27,
In millions	2011	2010	2011	2010	2011	2010
Service cost	$26	$23	$10	$9	$—	$—
Interest cost	54	55	30	29	12	14
Expected return on plan assets	(76)	(74)	(37)	(35)	—	—
Amortization of prior service (credit) cost	—	—	1	1	(4)	(4)
Recognized net actuarial loss	20	18	6	9	—	—
Net periodic benefit cost	$24	$22	$10	$13	$8	$10

NOTE 11.  COMMITMENTS AND CONTINGENCIES

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

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $220 million to our insurance carriers, which includes a claim for business interruption.  As of June 26, 2011, we have received $92 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.  Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

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

Other Guarantees and Commitments

We periodically enter into guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment leased under operating leases and other miscellaneous guarantees of third-party obligations.  As of June 26, 2011, the maximum potential loss related to these other guarantees is $62 million ($36 million of which relates to the Beijing Foton guarantee discussed below and $23 million relates to the Cummins Olayan Energy Limited guarantee discussed below).

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of June 26, 2011, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $54 million, of which $49 million relates to a contract with an engine parts supplier that extends to 2013.  This arrangement enables us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.

In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $185 million (at current exchange rates).  The line will be used primarily to fund equipment purchases for a new manufacturing plant.  As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $93 million (at current exchange rates).  As of June 26, 2011, outstanding borrowings under this agreement were $72 million and our guarantee was $36 million (at current exchange rates).  We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

In February 2010, Cummins Olayan Energy Limited, a 49 percent owned entity accounted for under the equity method, executed a four-year $101 million (at current exchange rates) debt financing arrangement to acquire certain rental equipment assets.  As a part of this transaction, we guaranteed 49 percent of the total outstanding loan amount or $50 million (at current exchange rates).  As of June 26, 2011, outstanding borrowings under this agreement were $48 million and our guarantee was $23 million (at current exchange rates). We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees at June 26, 2011, were $77 million.

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

Joint Venture Commitments

As of June 26, 2011, we have committed to invest an additional $86 million into existing joint ventures of which $63 million is expected to be funded in 2011.

NOTE 12.  COMPREHENSIVE INCOME

The table below provides a summary of total comprehensive income and the allocation of total comprehensive income between the shareholders of Cummins Inc. and the non-controlling interests for the three and six month periods ended June 26, 2011 and June 27, 2010.

	Three months ended
	June 26, 2011			June 27, 2010
In millions	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated
Net income	$505	$32	$537	$246	$24	$270
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	—	—	1	—	1
Unrealized gain (loss) on derivatives	(12)	—	(12)	(2)	—	(2)
Foreign currency translation adjustments	2	(2)	—	(12)	(4)	(16)
Change in pensions and other postretirement defined benefit plans	7	—	7	8	—	8
Total other comprehensive income (loss)	(3)	(2)	(5)	(5)	(4)	(9)
Total comprehensive income	$502	$30	$532	$241	$20	$261

	Six months ended
	June 26, 2011			June 27, 2010
In millions	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated
Net income	$848	$54	$902	$395	$45	$440
Other comprehensive income, net of tax
Unrealized gain (loss) on marketable securities	—	—	—	1	—	1
Unrealized gain (loss) on derivatives	(12)	—	(12)	(7)	—	(7)
Foreign currency translation adjustments	54	—	54	(61)	—	(61)
Change in pensions and other postretirement defined benefit plans	33	—	33	2	—	2
Total other comprehensive income (loss)	75	—	75	(65)	—	(65)
Total comprehensive income	$923	$54	$977	$330	$45	$375

NOTE 13.  DERIVATIVES

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

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of June 26, 2011, the amount we expect to reclassify from AOCL to income over the next year is less than a million.  For the six month periods ended June 26, 2011 and June 27, 2010, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts.  Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below.  The currencies in this table represent 98 percent and 97 percent of the notional amounts of contracts outstanding  as of June 26, 2011 and December 31, 2010, respectively.

	Notional amount in millions
	June 26,	December 31,
Currency denomination	2011	2010
United States Dollar (USD)	164	142
British Pound Sterling (GBP)	336	87
Euro (EUR)	62	46
Singapore Dollar (SGD)	22	17
Indian Rupee (INR)	1,852	1,275
Japanese Yen (JPY)	2,801	3,722
Canadian Dollar (CAD)	38	39
South Korea Won (KRW)	32,965	28,028
Chinese Renmimbi (CNY)	446	60

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  The swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of June 26, 2011, we expect to reclassify an unrealized net gain of $3 million from AOCL to income over the next year.  For the six month periods ended June 26, 2011 and June 27, 2010, there were no material circumstances that would have resulted in the discontinuance of a cash flow hedge.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	June 26, 2011			December 31, 2010
Commodity	Notional Amount	Quantity		Notional Amount	Quantity
Copper	$72	8,396 metric tons	(1)	$55	7,560 metric tons	(1)
Platinum	59	33,920 troy ounces	(2)	11	9,157 troy ounces	(2)
Palladium	5	6,345 troy ounces	(2)	1	1,763 troy ounces	(2)

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

	Three months ended				Six months ended
In millions	June 26, 2011		June 27, 2010		June 26, 2011		June 27, 2010
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$18	$(18)	$22	$(22)	$10	$(10)	$22	$(22)

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and six month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		Three months ended				Six months ended
	Location of	Amount of Gain/(Loss)		Amount of Gain/(Loss)		Amount of Gain/(Loss)		Amount of Gain/(Loss)
	Gain/(Loss)	Recognized in		Reclassified from		Recognized in		Reclassified from
In millions	Reclassified	AOCL on Derivative		AOCL into Income		AOCL on Derivative		AOCL into Income
Derivatives in Cash	into Income	(Effective Portion)		(Effective Portion)		(Effective Portion)		(Effective Portion)
Flow Hedging Relationships	(Effective Portion)	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Foreign currency forward contracts	Net sales	$1	$1	$3	$(3)	$5	$(7)	$4	$(4)
Commodity swap contracts	Cost of sales	(7)	(6)	8	2	(5)	(4)	14	4
Total		$(6)	$(5)	$11	$(1)	$—	$(11)	$18	$—

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three and six month interim reporting periods presented below.

		Three months ended		Six months ended
In millions	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Recognized in Income on Derivatives	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Foreign currency forward contracts	Cost of sales	$1	$(2)	$(3)	$2
Foreign currency forward contracts	Other income (expense), net	(10)	6	(5)	(6)

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative assets
	Fair Value
	June 26,	December 31,
In millions	2011	2010	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Commodity swap contracts	$3	$20	Prepaid expenses and other current assets
Commodity swap contracts	—	1	Other assets
Interest rate contract	51	41	Other assets
Total Derivatives Designated as Hedging Instruments	54	62

Total derivative assets	$54	$62

	Derivative liabilities
	Fair Value
	June 26,	December 31,
In millions	2011	2010	Balance Sheet Location
Derivatives Designated as Hedging Instruments
Commodity swap contracts	$1	$—	Other accrued expenses
Foreign currency forward contracts	—	1	Other accrued expenses
Total Derivatives Designated as Hedging Instruments	$1	$1

Derivatives Not Designated as Hedging Instruments
Foreign currency forward contracts	1	—	Other accrued expenses
Total Derivatives Not Designated as Hedging Instruments	1	—

Total derivative liabilities	$2	$1

NOTE 14.  OPERATING SEGMENTS

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

Summarized financial information regarding our reportable operating segments for the three and six month periods is shown in the table below:

In millions	Engine	Power Generation	Components	Distribution	Non-segment Items(1)	Total
Three months ended June 26, 2011
External sales	$2,476	$649	$741	$775	$—	$4,641
Intersegment sales	424	260	291	10	(985)	—
Total sales	2,900	909	1,032	785	(985)	4,641
Depreciation and amortization(2)	44	11	18	5	—	78
Research, development and engineering expenses	102	12	43	—	—	157
Equity, royalty and interest income from investees	49	13	9	46	—	117
Interest income	6	3	1	—	—	10
Segment EBIT	377	105	120	106	67	775

Three months ended June 27, 2010
External sales	$1,595	$518	$522	$573	$—	$3,208
Intersegment sales	304	190	207	3	(704)	—
Total sales	1,899	708	729	576	(704)	3,208
Depreciation and amortization(2)	42	11	21	7	—	81
Research, development and engineering expenses	62	8	26	—	—	96
Equity, royalty and interest income from investees	52	9	6	30	—	97
Interest income	2	1	1	1	—	5
Segment EBIT	197	76	75	69	(16)	401

Six months ended June 26, 2011
External sales	$4,482	$1,206	$1,401	$1,412	$—	$8,501
Intersegment sales	809	498	555	15	(1,877)	—
Total sales	5,291	1,704	1,956	1,427	(1,877)	8,501
Depreciation and amortization(2)	89	21	36	11	—	157
Research, development and engineering expenses	182	23	80	1	—	286
Equity, royalty and interest income from investees	91	21	17	84	—	213
Interest income	9	4	2	1	—	16
Segment EBIT	667	194	225	195	26	1,307

Six months ended June 27, 2010
External sales	$2,768	$896	$975	$1,047	$—	$5,686
Intersegment sales	554	329	384	5	(1,272)	—
Total sales	3,322	1,225	1,359	1,052	(1,272)	5,686
Depreciation and amortization(2)	83	21	41	14	—	159
Research, development and engineering expenses	122	15	51	—	—	188
Equity, royalty and interest income from investees	87	15	11	60	—	173
Interest income	4	2	1	1	—	8
Segment EBIT	330	110	132	141	(46)	667

(1)          Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  The three and six months ended June 26, 2011, include a $68 million gain related to the sale of our exhaust business from the Components segment.  The gain has been excluded from segment results as it was not considered by management in its evaluation of operating results for the three and six months ended June 26, 2011.  There were no other significant unallocated corporate expenses for the three and six months ended June 26, 2011 and June 27, 2010.

(2)     Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “Interest expense.”

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
In millions	2011	2010	2011	2010
Segment EBIT	$775	$401	$1,307	$667
Less:
Interest expense	13	9	23	18
Income before income taxes	$762	$392	$1,284	$649

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

•                  Off Balance Sheet Financing

•                  Application of Critical Accounting Estimates

•                  Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, electric power generation systems and engine-related component products, including filtration, exhaust aftertreatment, fuel systems, controls and air handling systems.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide.  We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc., Chrysler Group, LLC, Daimler Trucks North America, MAN Nutzfahrzeuge AG, Ford Motor Company, Komatsu and Volvo AB.  We serve our customers through a network of more than 600 company-owned and independent distributor locations and approximately 6,000 dealer locations in more than 190 countries and territories.

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

In the first six months of 2011, emerging markets continued to experience strong growth, especially in China, India and Brazil.  The rate of growth in China is expected to be less, in some industrial markets, in the second half of 2011 as a result of government actions to control inflation through higher interest rates.  Certain developed markets began experiencing more robust recoveries, including the North American on-highway markets.   The North American on-highway market has demonstrated signs of strong recovery, coupled with the depletion of transition engine inventory purchased in 2009 in advance of the Environmental Protection Agency’s (EPA’s) 2010 emissions change.  Demand for heavy-duty on-highway products in North America was four times higher in the first six months of 2011 as compared to the same period in 2010.  In addition, medium-duty truck and bus shipments in North America were three times higher in the first six months of 2011 compared to the prior period in 2010.

On March 11, 2011, Japan incurred a massive earthquake followed by a devastating tsunami and nuclear disaster which significantly damaged or destroyed much of the infrastructure in the affected areas.  Although Japan has not historically been a significant market for our products, we worked diligently to evaluate and analyze the impacts of this disaster on all of our business segments, including working closely with our suppliers to evaluate the supply channel for potential disruptions to our customers.  We did not experience any material impacts to our results of operations for the second quarter of 2011 and we do not believe we will have any material adverse impacts to our supply channel or future sales in Japan as a result of this disaster.

We expect demand to improve throughout the remainder of 2011 in most markets and we expect demand in emerging markets to remain strong although China’s growth may slow in the remainder of 2011. Overall, order trends continue to improve and are consistent with our expectations of organic revenue growth in the remainder of 2011.

The following tables contain sales and earnings before interest and taxes (EBIT) results by operating segment for the three and six months ended June 26, 2011 and June 27, 2010.  Refer to the section titled “Operating Segment Results” later in the MD&A for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to income before taxes.

	Three months ended
	June 26, 2011			June 27, 2010			Percent change
Operating Segments		Percent			Percent		2011 vs. 2010
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,900	62%	$377	$1,899	59%	$197	53%	91%
Power Generation	909	20%	105	708	22%	76	28%	38%
Components	1,032	22%	120	729	23%	75	42%	60%
Distribution	785	17%	106	576	18%	69	36%	54%
Intersegment eliminations	(985)	(21)%	—	(704)	(22)%	—	40%	—
Non segment	—	—	67	—	—	(16)	—	NM
Total	$4,641	100%	$775	$3,208	100%	$401	45%	93%

Net income attributable to Cummins was $505 million, or $2.60 per diluted share, on sales of $4.6 billion for the three month interim reporting period ended June 26, 2011, versus the comparable prior year period with net income attributable to Cummins of $246 million, or $1.25 per diluted share, on sales of $3.2 billion.  The increase in income was driven by the recovery of the North American on-highway markets, stronger demand in emerging and domestic markets, significantly improved gross margins, gain on sale of a business and increased equity income.  These were partially offset by higher selling, general and administrative expenses, income tax expense and research, development and engineering expenses. We recorded a gain on the sale of our exhaust business of $68 million ($37 million after tax or $0.19 per diluted share).  For a detailed discussion of the sale, see Note 4, “DIVESTITURES AND ACQUISITIONS,” to our Condensed Consolidated Financial Statements.

	Six months ended
	June 26, 2011			June 27, 2010			Percent change
Operating Segments		Percent			Percent		2011 vs. 2010
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$5,291	62%	$667	$3,322	58%	$330	59%	NM
Power Generation	1,704	20%	194	1,225	22%	110	39%	76%
Components	1,956	23%	225	1,359	24%	132	44%	70%
Distribution	1,427	17%	195	1,052	18%	141	36%	38%
Intersegment eliminations	(1,877)	(22)%	—	(1,272)	(22)%	—	48%	—
Non segment	—	—	26	—	—	(46)	—	NM
Total	$8,501	100%	$1,307	$5,686	100%	$667	50%	96%

Net income attributable to Cummins was $848 million, or $4.34 per diluted share, on sales of $8.5 billion for the six month interim reporting period ended June 26, 2011, versus the comparable prior year period with net income attributable to Cummins of $395 million, or $2.00 per diluted share, on sales of $5.7 billion. The increase in income was driven by the recovery of the North American on-highway markets, stronger demand in emerging and domestic markets, significantly improved gross margins, gain on sale of a business and increased equity income.  These were partially offset by higher income tax expense, selling, general and administrative expenses and research, development and engineering expenses.  We recorded a gain on the sale of our exhaust business of $68 million ($37 million after tax or $0.19 per diluted share).  For a detailed discussion of the sale, see Note 4, “DIVESTITURES AND ACQUISITIONS,” to our Condensed Consolidated Financial Statements.

We generated $ 744 million of operating cash flows for the six months ended June 26, 2011, compared to $427 million for the six months ended June 27, 2010.  Refer to the section titled “Operating Activities” later in the MD&A for a discussion of items impacting cash flows.  In December 2007, Cummins Board of Directors authorized the acquisition of up to $500 million of Cummins common stock.  In the first quarter of 2011, we completed this stock repurchase program.  In February 2011, the Board of Directors authorized the acquisition of up to $1 billion of Cummins common stock.  We repurchased $373 million in the first six months of 2011, of which $262 million pertains to the 2011 repurchase program.  Our debt to capital ratio (total capital defined as debt plus equity) at June 26, 2011, was 13.3 percent, compared to 14.4 percent at December 31, 2010.  In June 2011, Fitch upgraded our credit rating to ‘A-’ and changed our outlook to stable.  In addition to the $1.474 billion in cash and marketable securities on hand, we have sufficient access to our revolver and accounts receivable program to meet currently anticipated growth and funding needs.

In July 2011, the board of directors increased the quarterly dividend on our common stock from $0.2625 per share to $0.40.  The dividend is payable on September 1, 2011, to shareholders of record on August 22, 2011.

We have a pending divestiture in the Components segment expected to generate a pre-tax gain of $45 million to $50 million, which is expected to close in the second half of 2011.  Finally, our current assessment of the income tax rate indicates an expected 2011 effective tax rate of approximately 29.5 percent, absent any discrete period activity.

Our worldwide pension plans were 96 percent funded at December 31, 2010.  The United States (U.S.) qualified plan, which is approximately 62 percent of the worldwide pension obligation, was 99 percent funded, the non-qualified plans were not funded and the United Kingdom (U.K.) plan was 107 percent funded.  We anticipate making total contributions of approximately $130 million to our pension plans in 2011.

OUTLOOK

Near-Term:

In the first six months of 2011, economies in emerging markets, including China, India and Brazil, continued to experience strong growth.  The rate of growth in China is expected to be less, in some industrial markets, in the second half of 2011 as a result of government actions to control inflation through higher interest rates.  Certain developed markets began experiencing more robust recoveries, including the North American on-highway truck markets.

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

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
In millions (except per share amounts)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Net Sales	$4,641	$3,208	$1,433	45%	$8,501	$5,686	$2,815	50%
Cost of sales	3,438	2,455	(983)	(40)%	6,341	4,332	(2,009)	(46)%
Gross Margin	1,203	753	450	60%	2,160	1,354	806	60%
Operating Expenses and Income
Selling, general and administrative expenses	463	354	(109)	(31)%	852	689	(163)	(24)%
Research, development and engineering expenses	157	96	(61)	(64)%	286	188	(98)	(52)%
Equity, royalty and interest income from investees	117	97	20	21%	213	173	40	23%
Gain on sale of business	68	—	68	NM	68	—	68	NM
Other operating (expense) income, net	—	(4)	4	100%	(6)	(8)	2	25%
Operating Income	768	396	372	94%	1,297	642	655	NM
Interest income	10	5	5	100%	16	8	8	100%
Interest expense	13	9	(4)	(44)%	23	18	(5)	(28)%
Other income (expense), net	(3)	—	(3)	NM	(6)	17	(23)	NM
Income before income taxes	762	392	370	94%	1,284	649	635	98%
Income tax expense	225	122	(103)	(84)%	382	209	(173)	(83)%
Consolidated Net Income	537	270	267	99%	902	440	462	NM
Less: Net income attributable to noncontrolling interests	32	24	(8)	(33)%	54	45	(9)	(20)%
Net income attributable to Cummins Inc.	$505	$246	$259	NM	$848	$395	$453	NM
Diluted earnings per common share attributable to Cummins Inc.	$2.60	$1.25	$1.35	NM	$4.34	$2.00	$2.34	NM

“NM” - not meaningful information.

	Three months ended		Favorable/	Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)	June 26,	June 27,	(Unfavorable)
Percent of sales	2011	2010	Percentage Points	2011	2010	Percentage Points
Gross margin	25.9%	23.5%	2.4	25.4%	23.8%	1.6
Selling, general and administrative expenses	10.0%	11.0%	1.0	10.0%	12.1%	2.1
Research, development and engineering expenses	3.4%	3.0%	(0.4)	3.4%	3.3%	(0.1)

Net Sales

Net sales for the three and six month periods ended June 26, 2011, increased in all segments versus the comparable periods in 2010, primarily due to increased demand from most markets including recovery of the North American on-highway markets.  The primary drivers for the increase in sales were:

•                  Engine segment sales increased by 53 percent and 59 percent for the three and six months ended, respectively, due to increased demand in all lines of business led by increases in heavy-duty truck, industrial and medium-duty truck and bus sales for the three months ended; while improvements for the six months ended were led by increased demand in industrial, heavy-duty truck and medium duty truck and bus sales.

•                  Components segment sales increased by 42 percent and 44 percent for the three and six months ended, respectively, due to increased demand in all lines of business led by emission solutions and turbo technologies businesses.

•                  Distribution segment sales increased by 36 percent for both the three and six months ended due to increased sales in all product lines and all geographic regions led by North and Central America, Asia Pacific, Europe and Middle East regions.

•                  Power Generation segment sales increased by 28 percent and 39 percent for the three and six months ended, respectively, due to increased sales in all lines of business led by commercial products and generator technologies.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets based on location of customers for the three and six month periods ended June 26, 2011, were 61 percent of total net sales for both periods, compared with 64 percent of total net sales for both of the comparable periods in 2010.

Gross Margin

Gross margin increased for the three and six month periods ended June 26, 2011, versus the comparable periods in 2010, and increased as a percentage of sales by 2.4 percentage points and 1.6 percentage points, respectively.  The increase for the three and six month periods ended June 26, 2011, were led by increases in volume and price, which were partially offset by higher base warranty costs due to increased volumes and increasing mix of EPA 2010 products.

The provision for warranties issued as a percent of sales for the three and six month periods ended were 2.2 percent and 2.4 percent in 2011 compared to 3.0 percent and 2.8 percent for the comparable periods in 2010.  Accrual rates for engines sold this quarter were generally lower than the rates charged in prior quarters as our warranty costs for EPA 2010 products have been lower than expected.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six month periods ended June 26, 2011, increased versus the comparable periods in 2010, primarily due to an increase of $69 million and $97 million in compensation and related expenses including increased headcount to support our growing businesses, merit increases and increased discretionary spending.  Compensation and related expenses include salaries, fringe benefits and variable compensation.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and six month periods ended June 26, 2011, increased versus the comparable periods in 2010, primarily due to an increase of $27 million and $45 million in compensation and related expenses and an increase in the number of engineering programs with increased costs of $26 million and $42 million, respectively.  Compensation and related expenses include salaries, fringe benefits and variable compensation.   Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three and six month periods ended June 26, 2011, increased versus the comparable periods in 2010, primarily due to the following:

	Increase/(Decrease)
	June 26, 2011 vs. June 27, 2010
In millions	Three months ended	Six months ended
North American distributors	$12	$19
Chongqing Cummins Engine Company, Ltd.	6	8
Dongfeng Cummins Engine Company, Ltd.	(8)	(3)
Other	10	16
Total	$20	$40

These overall increases were primarily due to the economic recovery in North America, particularly in the oil and gas markets, and strong demand for power generation and mining products in China by Chongqing Cummins Engine Company, Ltd.

Gain on Sale of Business

In January 2011, we reached an agreement to sell certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings.  The transaction closed in the second quarter of 2011.  This business was historically included in our Components segment.  The sales price was $123 million.  We recognized a pre-tax gain on the sale of $68 million, which included an allocation of goodwill of $19 million.  The transaction has a working capital adjustment mechanism that will be determined in the third quarter.  We do not expect a significant change to the measurement of the gain.  The gain has been excluded from segment results as it was not considered by management in its evaluation of operating results for the three and six months ended June 26, 2011.

Sales for this business were $171 million, $126 million and $169 million in 2010, 2009 and 2008, respectively.  Income before income taxes for this business was approximately $22 million, $11 million and $19 million in 2010, 2009 and 2008, respectively.

Other Operating (Expense) Income, net

Other operating (expense) income was as follows:

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
In millions	2011	2010	2011	2010
Legal judgment	$—	$—	$(7)	$—
Amortization of intangible assets	(1)	(7)	(3)	(11)
Royalty expense	(1)	—	(1)	(1)
Royalty income	4	2	6	4
Other (expense) income, net	(2)	1	(1)	—
Total other operating (expense) income, net	$—	$(4)	$(6)	$(8)

Interest Income

Interest income for the three and six month periods ended June 26, 2011, increased versus the comparable periods in 2010, primarily due to increased investment balances in 2011 compared to 2010.

Other Income (Expense), net

Other income (expense) was as follows:

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
In millions	2011	2010	2011	2010
Change in cash surrender value of corporate owned life insurance	$4	$1	$7	$—
Dividend income	2	2	4	3
Gain on fair value adjustment for Cummins Western Canada (CWC)	—	—	—	12
Bank charges	(4)	(4)	(8)	(7)
Foreign currency gains (losses), net	(7)	2	(14)	9
Other, net	2	(1)	5	—
Total other income (expense), net	$(3)	$—	$(6)	$17

Income Tax Expense

Our effective tax rate for the year is expected to approximate 29.5 percent, absent any discrete period activity.  Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rates for the three and six month periods ended June 26, 2011, were 29.5 percent and 29.8 percent.  The tax rate for the three and six month periods ended June 26, 2011, includes a discrete tax charge of $4 million related to the enactment of state law changes in Indiana.

Our effective tax rates for the comparable prior year periods were 31.1 percent and 32.2 percent, respectively.  The tax rate for the six month period includes a discrete tax charge of $7 million related to the enactment of the “Patient Protection and Affordable Care Act.”  The lower rate in 2011 compared to 2010 is a result of the geographic mix of earnings.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three and six month periods ended June 26, 2011, increased versus the comparable periods in 2010, primarily due to higher income at Cummins India Ltd., a publicly traded company on various exchanges in India, reflecting the economic recovery in emerging markets.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three and six month periods ended June 26, 2011, increased versus the comparable periods in 2010, primarily due to higher volumes in most markets and geographic regions, including the recovery of the North American on-highway markets, significantly improved gross margins, the gain on sale of the exhaust business and increased equity income.  These were partially offset by higher income tax expense, selling, general and administrative expenses and research, development and engineering expenses.  Diluted earnings per share benefited $0.04 per share and $0.03 per share for the three and six month periods ended June 26, 2011, respectively, from lower shares primarily due to the stock repurchase program.

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

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
External sales	$2,476	$1,595	$881	55%	$4,482	$2,768	$1,714	62%
Intersegment sales	424	304	120	39%	809	554	255	46%
Total sales	2,900	1,899	1,001	53%	5,291	3,322	1,969	59%
Depreciation and amortization	44	42	(2)	(5)%	89	83	(6)	(7)%
Research, development and engineering expenses	102	62	(40)	(65)%	182	122	(60)	(49)%
Equity, royalty and interest income from investees	49	52	(3)	(6)%	91	87	4	5%
Interest income	6	2	4	NM	9	4	5	NM
Segment EBIT	377	197	180	91%	667	330	337	NM

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	13.0%	10.4%	2.6		12.6%	9.9%	2.7

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Heavy-duty truck	$693	$340	$353	NM	$1,178	$592	$586	99%
Medium-duty truck and bus	608	352	256	73%	1,082	569	513	90%
Light-duty auto and RV	310	296	14	5%	606	503	103	20%
Total on-highway	1,611	988	623	63%	2,866	1,664	1,202	72%
Industrial	988	656	332	51%	1,843	1,233	610	49%
Stationary power	301	255	46	18%	582	425	157	37%
Total sales	$2,900	$1,899	$1,001	53%	$5,291	$3,322	$1,969	59%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Midrange	131,300	90,500	40,800	45%	240,700	159,600	81,100	51%
Heavy-duty	29,900	14,500	15,400	NM	49,900	23,200	26,700	NM
High-horsepower	5,700	4,800	900	19%	10,600	8,200	2,400	29%
Total unit shipments	166,900	109,800	57,100	52%	301,200	191,000	110,200	58%

Sales

Engine segment sales for the three month period ended June 26, 2011, increased versus the comparable period in 2010, due to improved sales in most markets primarily due to a significant rebound in North American on-highway markets as well as stronger demand in emerging markets.  The following are the primary drivers by market.

•                  Heavy-duty truck engine sales increased due to recovery in North American on-highway markets and the depletion of transition engine inventory purchased in 2009 in advance of the EPA’s 2010 emission standard changes.

•                  Industrial market sales increased primarily due to a 47 percent improvement in international construction engine shipments driven by the economic recovery, infrastructure improvements in emerging markets and increased demand in advance of off-highway emission regulations in the U.S. and Europe, more than triple the number of oil and gas engine shipments in North America and a 56 percent increase in units sold in the international mining engine markets due to increased coal and commodity demands.

•                  Medium-duty truck sales increased primarily due to higher demand in the Brazilian truck engine market driven by a growing economy and government incentives, the recovery in North American on-highway markets and the depletion of transition engine inventory purchased in 2009 in advance of the EPA’s 2010 emission standard changes.

Total on-highway-related sales for the three month period ended June 26, 2011, were 56 percent of total engine segment sales, compared to 52 percent for the comparable period in 2010.

Engine segment sales for the six month period ended June 26, 2011, increased versus the comparable period in 2010, due to improved sales in most markets primarily due to a significant rebound in North American on-highway markets as well as stronger demand in emerging economies.  The following are the primary drivers by market.

•                  Industrial market sales increased primarily due to a 56 percent improvement in international construction engine shipments driven by the economic recovery and infrastructure improvements in emerging markets, increased demand in advance of off-highway emission regulations in the U.S. and Europe, more than triple the number of oil and gas engine shipments in North America and a 60 percent increase in the units sold in the international mining engine markets due to increased coal and commodity demands.

•                  Heavy-duty truck engine sales increased due to recovery in North American on-highway markets and the depletion of transition engine inventory purchased in 2009 in advance of the EPA’s 2010 emission standard changes.

•                  Medium-duty truck sales increased primarily due to higher demand in the Brazilian truck engine market driven by a growing economy and government incentives, the recovery in North American on-highway markets and the depletion of transition engine inventory purchased in 2009 in advance of the EPA’s 2010 emissions change.

Total on-highway-related sales for the six month period ended June 26, 2011, were 54 percent of total engine segment sales, compared to 50 percent for the comparable period in 2010.

Segment EBIT

Engine segment EBIT for the three and six month periods ended June 26, 2011, increased significantly versus the comparable periods in 2010, primarily due to higher gross margin, partially offset by increased selling, general, and administrative expenses and research, development and engineering expenses.

	Three months ended			Six months ended
	June 26, 2011 vs. June 27, 2010			June 26, 2011 vs. June 27, 2010
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$269	74%	2.6	$467	70%	1.4
Selling, general and administrative expenses	(45)	(29)%	1.2	(61)	(20)%	2.2
Research, development and engineering expenses	(40)	(65)%	(0.2)	(60)	(49)%	0.3
Equity, royalty and interest income from investees	(3)	(6)%	(1.0)	4	5%	(0.9)

The increase in gross margin for the three month period ended June 26, 2011, versus the comparable period in 2010, was primarily due to higher volumes and improved price realization, partially offset by higher base warranty costs due to increased volumes and increasing mix of EPA 2010 products and higher commodity costs.  Although our warranty costs increased, our warranty cost as a percentage of sales decreased as actual accrual rates for engines sold this quarter were generally lower than rates charged in prior quarters as our warranty costs for EPA 2010 engines have been lower than expected.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to new product development spending, increased headcount to support our growing business and merit increases.

The increase in gross margin for the six month period ended June 26, 2011, versus the comparable period in 2010, was primarily due to higher volumes, improved price realization and favorable mix, partially offset by higher base warranty costs due to increased volumes and increasing mix of EPA 2010 products and higher commodity costs.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to new product development spending, increased headcount to support our growing business and merit increases.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
External sales	$649	$518	$131	25%	$1,206	$896	$310	35%
Intersegment sales	260	190	70	37%	498	329	169	51%
Total sales	909	708	201	28%	1,704	1,225	479	39%
Depreciation and amortization	11	11	—	—	21	21	—	—
Research, development and engineering expenses	12	8	(4)	(50)%	23	15	(8)	(53)%
Equity, royalty and interest income from investees	13	9	4	44%	21	15	6	40%
Interest income	3	1	2	NM	4	2	2	100%
Segment EBIT	105	76	29	38%	194	110	84	76%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	11.6%	10.7%	0.9		11.4%	9.0%	2.4

Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Commercial products	$568	$436	$132	30%	$1,073	$743	$330	44%
Generator technologies	190	135	55	41%	343	242	101	42%
Commercial projects	58	57	1	2%	113	90	23	26%
Consumer	53	49	4	8%	103	92	11	12%
Power electronics	40	31	9	29%	72	58	14	24%
Total sales	$909	$708	$201	28%	$1,704	$1,225	$479	39%

Sales

Power Generation segment sales for the three month period ended June 26, 2011, increased in all businesses versus the comparable period in 2010, primarily due to increased demand.  The following are the primary drivers by business:

•                  Commercial products business sales increased due to improving economic conditions in most regions, particularly in Asia, North America, Brazil and the U.K., partially offset by lower demand in Mexico.

•                  Generator technologies sales increased in most regions, especially in Western Europe, Eastern Asia and the U.K.

Power Generation segment sales for the six month period ended June 26, 2011, increased in all businesses, versus the comparable period in 2010, primarily due to increased demand.  The following are the primary drivers by business:

•                  Commercial products business sales increased due to improving economic conditions in most regions, particularly in Asia, North America, the U.K. and Brazil.

•                  Generator technologies sales increased in most regions, especially in Western Europe, East Asia and the U.K., partially offset by a decline in Eastern European sales.

Segment EBIT

Power Generation segment EBIT for the three and six month periods ended June 26, 2011, increased versus the comparable periods in 2010, primarily due to higher gross margins, partially offset by higher selling, general and administrative expense and research, development and engineering expenses. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 26, 2011 vs. June 27, 2010			June 26, 2011 vs. June 27, 2010
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$44	33%	0.6	$115	51%	1.6
Selling, general and administrative expenses	(15)	(25)%	0.2	(26)	(22)%	1.2
Research, development and engineering expenses	(4)	(50)%	(0.2)	(8)	(53)%	(0.1)
Equity, royalty and interest income from investees	4	44%	0.1	6	40%	—

The increase in gross margin for the three month period ended June 26, 2011, was due to higher volumes and improved price realization, which was partially offset by increased commodity costs.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased headcount to support our growing business and merit increases.

The increase in gross margin for the six month period ended June 26, 2011, was due to higher volumes and improved price realization, which was partially offset by increased commodity and material costs.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased headcount to support our growing business and merit increases.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
External sales	$741	$522	$219	42%	$1,401	$975	$426	44%
Intersegment sales	291	207	84	41%	555	384	171	45%
Total sales	1,032	729	303	42%	1,956	1,359	597	44%
Depreciation and amortization	18	21	3	14%	36	41	5	12%
Research, development and engineering expenses	43	26	(17)	(65)%	80	51	(29)	(57)%
Equity, royalty and interest income from investees	9	6	3	50%	17	11	6	55%
Interest income	1	1	—	—	2	1	1	100%
Segment EBIT	120	75	45	60%	225	132	93	70%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	11.6%	10.3%	1.3		11.5%	9.7%	1.8

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Emission solutions	$311	$170	$141	83%	$584	$307	$277	90%
Turbo technologies	314	226	88	39%	611	426	185	43%
Filtration	287	250	37	15%	542	478	64	13%
Fuel systems	120	83	37	45%	219	148	71	48%
Total sales	$1,032	$729	$303	42%	$1,956	$1,359	$597	44%

Sales

Components segment sales for the three month period ended June 26, 2011, increased in all businesses versus the comparable period in 2010.  The following are the primary drivers by business.

•                  Emission solutions business sales increased due to higher volume and technology content in North American EPA 2010 aftertreatment systems and increased demand for Euro V aftertreatment systems in Europe, which was partially offset by decreased sales of our EPA 2007 aftertreatment systems and lower sales due to the sale of the exhaust business.

•                  Turbo technologies business sales increased due to higher OEM demand in North America, Europe and India.

•                  Fuel systems business sales increased primarily due to improved demand in North American on-highway markets.

•                  Filtration business sales increased due to improved aftermarket demand, especially in Asia Pacific and Europe, higher OEM demand due to the economic recovery in North American on-highway markets and favorable foreign current impacts.

Components segment sales for the six month period ended June 26, 2011, increased in all businesses versus the comparable period in 2010.  The following are the primary regional drivers by business.

•                  Emission solutions business sales increased due to higher volume and technology content in North American EPA 2010 aftertreatment systems and increased demand for Euro V aftertreatment systems in Europe, which was partially offset by decreased sales of our EPA 2007 aftertreatment systems and lower sales due to the sale of the exhaust business.

•                  Turbo technologies business sales increased due to higher OEM demand in North America, Europe and India and improved aftermarket demand.

•                  Fuel systems business sales increased primarily due to improved demand in North American on-highway markets.

•                  Filtration business sales increased due to improved aftermarket demand, especially in Asia Pacific, Asia and Europe, higher OEM demand due to the economic recovery in North American on-highway markets and favorable foreign currency impacts.

Segment EBIT

Components segment EBIT for the three and six month periods ended June 26, 2011, increased versus the comparable periods in 2010, primarily due to the improved gross margin which was partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 26, 2011 vs. June 27, 2010			June 26, 2011 vs. June 27, 2010
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$76	52%	1.5	$140	51%	1.1
Selling, general and administrative expenses	(15)	(27)%	0.8	(23)	(21)%	1.3
Research, development and engineering expenses	(17)	(65)%	(0.6)	(29)	(57)%	(0.3)
Equity, royalty and interest income from investees	3	50%	0.1	6	55%	0.1

The increase in gross margin for the three and six month periods ended June 26, 2011, was primarily due to higher volumes for all businesses and increased product content on 2010 North American truck engines, partially offset by higher commodity costs.  The increases in research, development and engineering expenses and selling, general and administrative expenses were primarily due to new product development spending and increased headcount to support our growing business.

In the second quarter of 2011 we sold certain assets and liabilities of our exhaust business and recognized a $68 million pre-tax gain on the sale.  The gain has been excluded from Components results as it was not considered by management in its evaluation of Components operating results for the three and six months ended June 26, 2011.  See Note 4, “DIVESTITURES AND ACQUISITIONS,” to our Condensed Consolidated Financial Statements.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
External sales	$775	$573	$202	35%	$1,412	$1,047	$365	35%
Intersegment sales	10	3	7	NM	15	5	10	NM
Total sales	785	576	209	36%	1,427	1,052	375	36%
Depreciation and amortization	5	7	2	29%	11	14	3	21%
Equity, royalty and interest income from investees	46	30	16	53%	84	60	24	40%
Interest income	—	1	(1)	(100)%	1	1	—	—
Segment EBIT	106	69	37	54%	195	141	54	38%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	13.5%	12.0%	1.5		13.7%	13.4%	0.3

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Asia Pacific	$302	$231	$71	31%	$543	$424	$119	28%
Europe and Middle East	222	177	45	25%	397	313	84	27%
North & Central America	195	122	73	60%	368	233	135	58%
Africa	36	26	10	38%	65	46	19	41%
South America	30	20	10	50%	54	36	18	50%
Total sales	$785	$576	$209	36%	$1,427	$1,052	$375	36%

Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 26,	June 27,	(Unfavorable)		June 26,	June 27,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Parts and filtration	$271	$221	$50	23%	$506	$414	$92	22%
Power generation	195	135	60	44%	340	234	106	45%
Engines	186	109	77	71%	326	192	134	70%
Service	133	111	22	20%	255	212	43	20%
Total sales	$785	$576	$209	36%	$1,427	$1,052	$375	36%

Sales

Distribution segment sales for the three month period ended June 26, 2011, increased for all product lines versus the comparable period in 2010.  The following were the primary drivers by line of business:

•                  Engine product sales increased primarily due to growth in the oil and gas markets in North and Central America, increased demand driven by the economic recovery in Europe and improved engine sales in Africa.

•                  Power generation product sales increased primarily due to improved project-based business across the Middle East and Europe and the acquisition of a previously independent distributor in the fourth quarter of 2010.

•                  Parts and filtration product sales increased primarily due to higher industry demand in North and Central America, the acquisition of a previously independent distributor in the fourth quarter of 2010 and improved sales in East Asia.

•                  Foreign currency fluctuations also favorably impacted sales.

•                  Service revenue increased primarily due to stronger sales from mining customers in the South Pacific.

Distribution segment sales for the six month period ended June 26, 2011, increased for all product lines versus the comparable period in 2010.  The following were the primary drivers by line of business:

•                  Engine product sales increased primarily due to growth in the oil and gas markets in North and Central America and increased demand driven by economic recovery in Europe.

•                  Power generation product sales increased primarily due to improved project-based business across the Middle East, Europe and North and Central America and the acquisition of a previously independent distributor in the fourth quarter of 2010.

•                  Parts and filtration product sales increased primarily due to the acquisition of a previously independent distributor in the fourth quarter of 2010, higher demand in North and Central America and improved sales in East Asia.

•                  Foreign currency fluctuations also favorably impacted sales.

•                  Service revenue increased primarily due to stronger sales from mining customers in the South Pacific and the increase in maintenance contracts in North and Central America.

Segment EBIT

Distribution segment EBIT for the three month period ended June 26, 2011, increased versus the comparable period in 2010, primarily due to improved gross margin and equity, royalty and interest income from investees, which was partially offset by increased selling, general and administrative expenses.  Segment EBIT for the six month period ended June 26, 2011, increased versus the comparable period in 2010, primarily due to improved gross margin and equity, royalty and interest income from investees, which was partially offset by increased selling, general and administrative expenses and the absence of a one-time gain of $12 million from the acquisition of Cummins Western Canada in the first quarter of 2010.

Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 26, 2011 vs. June 27, 2010			June 26, 2011 vs. June 27, 2010
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$49	39%	0.5	$88	37%	0.3
Equity, royalty and interest income from investees	16	53%	0.7	24	40%	0.2
Selling, general and administrative expenses	(33)	(39)%	(0.3)	(53)	(32)%	0.4

The increase in gross margin for the three month period ended June 26, 2011, versus the comparable period in 2010, was primarily due to higher volumes in most products and favorable foreign currency impacts.  The increase in equity, royalty and interest income from investees was primarily due to higher income from North American distributors especially in the oil and gas markets and increased parts sales.  The increase in selling, general and administrative expenses was mainly due to higher head count to support our growing business, merit increases and unfavorable foreign currency impacts.

The increase in gross margin for the six month period ended June 26, 2011, versus the comparable period in 2010, was primarily due to higher volumes in most products and favorable foreign currency impacts.  The increase in equity, royalty and interest income from investees was primarily due to higher income from North American distributors especially in the oil and gas markets and increased parts sales.  The increase in selling, general and administrative expenses was mainly due to higher head count to support our growing business, merit increases and unfavorable foreign currency impacts.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
	June 26,	June 27,	June 26,	June 27,
In millions	2011	2010	2011	2010
Total segment EBIT	$708	$417	$1,281	$713
Non-segment EBIT (1)	67	(16)	26	(46)
Total EBIT	$775	$401	$1,307	$667
Less:
Interest expense	13	9	23	18
Income before income taxes	$762	$392	$1,284	$649

(1)

Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  The three and six months ended June 26, 2011, include a $68 million gain related to the sale of our exhaust business from the Components segment.  The gain has been excluded from segment results as it was not considered by management in its evaluation of operating results for the three and six months ended June 26, 2011.  There were no other significant unallocated corporate expenses for the three and six months ended June 26, 2011 and June 27, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  Cash provided by operations is our principal source of liquidity.  As of June 26, 2011, other sources of liquidity include:

•                  cash and cash equivalents of $ 1.1 billion, of which approximately 37 percent is located in the United States, and 63 percent is located in China, the U.K., Singapore, India and Brazil,

•                  marketable securities of $ 363 million, which are located primarily in India and Brazil,

•                  $1.21 billion available under our revolving credit facility,

•                  $ 274 million available under international and other domestic credit facilities and

•                  $ 126 million, based on eligible receivables, available under our accounts receivable sales program.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases and debt service obligations.

A significant portion of our cash flows is generated outside the U.S.  As of June 26, 2011, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.1 billion, the vast majority of which was located in India, China, the U.K., Brazil and Singapore.  The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.   As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our expansion or operating needs with local resources.  If these funds were repatriated to the U.S. we could be required to accrue and pay U.S. taxes.   At present we do not foresee a need to repatriate any earnings in the near future.  However, we have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

We continuously monitor our pension assets and believe that we have limited exposure to the European debt crisis.  No sovereign debt instruments of crisis countries are held in the trusts, while any equities are held with large well-diversified multinational firms or are de minimus amounts in large index funds.  In addition, we have rebalanced our asset portfolios in the U.S. and the U.K. with equities representing a smaller segment of the total portfolios.  Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

				Change June 26, 2011 vs.
	June 26,	December 31,	June 27,	December 31,	June 27,
In millions	2011	2010	2010	2010	2010
Cash and cash equivalents	$1,111	$1,023	$924	$88	$187
Marketable securities	363	339	269	24	94
Accounts and notes receivable	2,780	2,243	2,052	537	728
Inventories	2,275	1,977	1,652	298	623
Other current assets	608	707	548	(99)	60
Current assets	7,137	6,289	5,445	848	1,692

Accounts and loans payable	1,745	1,444	1,300	301	445
Current portion of accrued warranty	429	421	407	8	22
Other accrued expenses	1,539	1,395	1,100	144	439
Current liabilities	3,713	3,260	2,807	453	906

Working capital	$3,424	$3,029	$2,638	$395	$786
Current ratio	1.92	1.93	1.94	(0.01)	(0.02)
Days’ sales in receivables	54	59	65	(5)	(11)
Inventory turnover	5.8	5.8	5.6	—	0.2

Current assets increased compared to December 31, 2010, primarily due to an increase in accounts receivable due to higher sales and an increase in inventory levels to meet anticipated demand.

Current liabilities increased compared to December 31, 2010, primarily due to higher accounts and loans payable and other accrued expenses, which was the result of increased purchasing requirements to support higher sales volume in the businesses.

Cash Flows

Cash and cash equivalents increased $ 88 million during the six month period ended June 26, 2011, compared to a $6 million decrease in cash and cash equivalents during the comparable period in 2010.  The change in cash and cash equivalents was as follows:

Operating Activities

	Six months ended
	June 26,	June 27,
In millions	2011	2010	Change
Consolidated net income	$902	$440	$462
Depreciation and amortization	159	161	(2)
Gain on sale of business	(68)	—	(68)
Gain on fair value adjustment for consolidated investee	—	(12)	12
Deferred income taxes	87	43	44
Equity in income of investees, net of dividends	2	(49)	51
Pension contributions, in excess of expense	(47)	(116)	69
Excess tax benefits on stock based awards	(4)	(7)	3
Other post-retirement benefits payments in excess of expense	(10)	(7)	(3)
Stock-based compensation expense	18	11	7
Translation and hedging activities	(6)	3	(9)
Changes in:
Accounts and notes receivable	(513)	(57)	(456)
Inventories	(290)	(301)	11
Other current assets	11	1	10
Accounts payable	307	239	68
Accrued expenses	169	(14)	183
Changes in long-term liabilities and deferred revenue	58	66	(8)
Other, net	(31)	26	(57)
Net cash provided by operating activities	$744	$427	$317

Net cash provided by operating activities increased for the six months ended June 26, 2011, versus the comparable period in 2010, primarily due to significantly higher consolidated net income, increases in accrued expenses and accounts payable as the result of increased purchasing to support higher sales volumes, lower pension contributions and higher dividends from equity investees.  This was partially offset by significantly higher accounts and notes receivables consistent with the increase in sales volumes.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the second quarter of 2011, financial markets continued to recover from the global economic recession.  As a result, for the six months ended June 26, 2011, the return for our U.S. plan was 5.6 percent while our U.K. plan return was approximately 3.0 percent.  Approximately 94 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining six percent of our plan assets are invested in less liquid, but market valued investments, including real estate and private equity.  We made $81 million of pension contributions in the six months ended June 26, 2011, and we anticipate making total contributions of approximately $130 million to our defined benefit pension plans in 2011.  Expected contributions to our defined benefit pension plans in 2011 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $51 million in 2011.  The $81 million of pension contributions in the six months ended June 26, 2011, included voluntary contributions of $70 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to participants.

Investing Activities

	Six months ended
	June 26,	June 27,
In millions	2011	2010	Change
Capital expenditures	$(215)	$(91)	$(124)
Investments in internal use software	(22)	(22)	—
Proceeds from disposals of property, plant and equipment	5	42	(37)
Investments in and advances to equity investees	(20)	(1)	(19)
Proceeds from the sale of business, net of cash sold	111	—	111
Acquisition of businesses, net of cash acquired	—	(71)	71
Investments in marketable securities—acquisitions	(361)	(358)	(3)
Investments in marketable securities—liquidations	343	278	65
Cash flows from derivatives not designated as hedges	6	(18)	24
Other, net	2	(2)	4
Net cash used in investing activities	$(151)	$(243)	$92

Net cash used in investing activities decreased for the six months ended June 26, 2011, versus the comparable period in 2010, primarily due to the recent disposition of the exhaust business (See Note 4, “DIVESTITURES AND ACQUISITIONS” to our Condensed Consolidated Financial Statements), the acquisition of CWC in 2010 and increased liquidations of investments in marketable securities, which were partially offset by increased capital expenditures and lower proceeds from the disposal of property, plant and equipment.

Capital expenditures for the six month period ended June 26, 2011, were $ 215 million compared to $ 91 million in the comparable period in 2010.  We expect capital expenditures to accelerate in the remainder of 2011.  We continue to invest in the development of new products and we plan to spend approximately $600 million to $650 million in 2011.  Approximately two thirds of our capital expenditures will be invested outside of the U.S.

We signed a non-binding letter of intent to sell certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions.  The transaction is expected to close in the second half of 2011.  The sales price is expected to be approximately $90 million to $95 million, subject to a final financial statement review.  There are no earnouts or other contingencies associated with the sales price.  We expect to recognize a pre-tax gain on the sale of approximately $45 million to $50 million, which includes an allocation of goodwill of approximately $11 million.

Financing Activities

	Six months ended
	June 26,	June 27,
In millions	2011	2010	Change
Proceeds from borrowings	$60	$85	$(25)
Payments on borrowings and capital lease obligations	(94)	(37)	(57)
Net borrowings under short-term credit agreements	11	(1)	12
Distributions to noncontrolling interests	(26)	(4)	(22)
Dividend payments on common stock	(102)	(70)	(32)
Repurchases of common stock	(373)	(162)	(211)
Excess tax benefits on stock-based awards	4	7	(3)
Other, net	7	9	(2)
Net cash used in financing activities	$(513)	$(173)	$(340)

Net cash used in financing activities increased for the six months ended June 26, 2011, versus the comparable period in 2010, primarily due to higher repurchases of common stock and increased payments on borrowings and capital leases.

Our total debt was $847 million as of June 26, 2011, compared with $843 million as of December 31, 2010.  Total debt as a percent of our total capital, including total long-term debt, was 13.3 percent at June 26, 2011, compared with 14.4 percent at December 31, 2010.

In July 2011, the Board of Directors increased the quarterly dividend on our common stock from $0.2625 per share to $0.40.  The dividend is payable on September 1, 2011, to shareholders of record on August 22, 2011.

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

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of Cummins common stock upon completion of the $500 million program.  In 2011, we made the following quarterly purchases under these plans:

	2011			Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For each quarter ended	Purchased	Per Share	Repurchases	Capacity
December 2007, $500 million repurchase program
March 27	1.1	$104.47	$111	$—

February 2011, $1 billion repurchase program
March 27	0.8	99.14	79	921
June 26	1.6	110.49	183	738
Subtotal	2.4	$106.71	$262	738
Total	3.5	$105.10	$373	$738

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the second quarter of 2011 that have impacted these covenants or pricing modifications.  In June 2011, Fitch upgraded our ratings and changed our outlook to stable while Standard & Poor’s put us on CreditWatch: Positive.

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

Credit Rating Agency	Senior L-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa2	Stable
Standard & Poor’s	BBB+	Positive
Fitch	A-	Stable

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

A discussion of all other critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2010 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2011.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3, “RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS,” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2010 Form 10-K.  There have been no material changes in this information since the filing of our 2010 Form 10-K.  Further information regarding financial instruments and risk management is discussed in Note 13, “DERIVATIVES,” in the Notes to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 26, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $220 million to our insurance carriers, which includes a claim for business interruption.  As of June 26, 2011, we have received $92 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.  Although we believe that we are insured against the full amount of our claim, there is no assurance that we will be successful recovering the amounts we believe are due under the policies.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum
	(a) Total		Shares Purchased	Number of Shares
	Number of	(b) Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)
March 28 - May 1, 2011	2,223	$117.36	—	133,601
May 2 - May 29, 2011	1,658,350	110.49	1,657,850	144,457
May 30 - June 26, 2011	—	—	—	159,444
Total	1,660,573	$110.50	1,657,850

(1) Shares purchased represent shares under the 2011 Board authorized repurchase program (for up to $1 billion of our common shares) and our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan).

(2) These values reflect the sum of shares held in loan status of our Key Employee Stock Investment Plan.  The repurchase programs authorized by the Board of Directors do not limit the number of shares that may be purchased and was excluded from this column.

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock.  As of June 26, 2011, we have $ 738 million available for purchase under this authorization.

During the three month period ended June 26, 2011, we repurchased 2,723 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

ITEM 6. Exhibits

See Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cummins Inc.

Date: July 28, 2011

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