Form 10-Q
period 2011-09-25
CUMMINS INC
filed 2011-10-27
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 25, 2011

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

As of September 25, 2011, there were 192,851,583 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
NET SALES (a)	$4,626	$3,401	$13,127	$9,087
Cost of sales	3,438	2,571	9,779	6,903
GROSS MARGIN	1,188	830	3,348	2,184

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	489	375	1,341	1,064
Research, development and engineering expenses	164	103	450	291
Equity, royalty and interest income from investees (Note 5)	102	88	315	261
Gain on sale of business (Note 4)	—	—	68	—
Other operating (expense) income, net	2	(5)	(4)	(13)
OPERATING INCOME	639	435	1,936	1,077

Interest income	9	6	25	14
Interest expense	11	11	34	29
Other income (expense), net	(8)	8	(14)	25
INCOME BEFORE INCOME TAXES	629	438	1,913	1,087

Income tax expense (Note 7)	157	129	539	338
CONSOLIDATED NET INCOME	472	309	1,374	749

Less: Net income attributable to noncontrolling interests	20	26	74	71
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$452	$283	$1,300	$678

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.35	$1.45	$6.71	$3.44
Diluted	$2.35	$1.44	$6.69	$3.43

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	192.1	195.8	193.8	197.0
Dilutive effect of stock compensation awards	0.6	0.5	0.6	0.4
Diluted	192.7	196.3	194.4	197.4

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.2625	$0.925	$0.6125

(a)     Includes sales to nonconsolidated equity investees of $640 million and $1,874 million and $580 million and $1,524 million for the three and nine months ended September 25, 2011 and September 26, 2010, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 25,	December 31,
In millions, except par value	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,165	$1,023
Marketable securities (Note 6)	273	339
Total cash, cash equivalents and marketable securities	1,438	1,362
Accounts and notes receivable, net
Trade and other	2,398	1,935
Nonconsolidated equity investees	268	308
Inventories (Note 9)	2,295	1,977
Deferred income taxes	277	314
Prepaid expenses and other current assets	350	393
Total current assets	7,026	6,289
Long-term assets
Property, plant and equipment	5,131	4,927
Accumulated depreciation	(2,963)	(2,886)
Property, plant and equipment, net	2,168	2,041
Investments and advances related to equity method investees	830	734
Goodwill	346	367
Other intangible assets, net	215	222
Deferred income taxes	125	203
Other assets	628	546
Total assets	$11,338	$10,402

LIABILITIES
Current liabilities
Loans payable	$48	$82
Accounts payable (principally trade)	1,659	1,362
Current portion of accrued product warranty (Note 10)	417	421
Accrued compensation, benefits and retirement costs	481	468
Deferred revenue	208	182
Taxes payable (including taxes on income)	251	202
Other accrued expenses	678	543
Total current liabilities	3,742	3,260
Long-term liabilities
Long-term debt	665	709
Pensions	75	195
Postretirement benefits other than pensions	446	439
Other liabilities and deferred revenue	866	803
Total liabilities	5,794	5,406

Commitments and contingencies (Note 12)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.2 and 221.8 shares issued	1,982	1,934
Retained earnings	5,567	4,445
Treasury stock, at cost, 29.3 and 24.0 shares	(1,505)	(964)
Common stock held by employee benefits trust, at cost, 1.9 and 2.1 shares	(22)	(25)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(606)	(646)
Other	(205)	(74)
Total accumulated other comprehensive loss	(811)	(720)
Total Cummins Inc. shareholders’ equity	5,211	4,670
Noncontrolling interests	333	326
Total equity	5,544	4,996
Total liabilities and equity	$11,338	$10,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 25,	September 26,
In millions	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,374	$749
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Depreciation and amortization	243	239
Gain on sale of business (Note 4)	(68)	—
Gain on fair value adjustment for consolidated investee (Note 4)	—	(12)
Deferred income taxes	148	83
Equity in income of investees, net of dividends	7	(95)
Pension contributions in excess of expense (Note 11)	(71)	(114)
Excess tax benefits on stock based awards	(4)	(8)
Other post-retirement benefits payments in excess of expense (Note 11)	(10)	(22)
Stock-based compensation expense	28	17
Translation and hedging activities	(14)	10
Changes in current assets and liabilities, net of acquisitions and divestitures:
Accounts and notes receivable	(469)	(198)
Inventories	(367)	(524)
Other current assets	(5)	(16)
Accounts payable	317	336
Accrued expenses	173	102
Changes in other liabilities and deferred revenue	93	97
Other, net	(7)	(25)
Net cash provided by operating activities	1,368	619

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(377)	(170)
Investments in internal use software	(31)	(28)
Proceeds from disposals of property, plant and equipment	5	46
Investments in and advances to equity investees	(104)	(17)
Proceeds from sale of business, net of cash sold (Note 4)	111	—
Acquisition of businesses, net of cash acquired (Note 4)	—	(77)
Investments in marketable securities—acquisitions (Note 6)	(538)	(560)
Investments in marketable securities—liquidations (Note 6)	572	452
Purchases of other investments	—	(54)
Cash flows from derivatives not designated as hedges	4	2
Other, net	2	—
Net cash used in investing activities	(356)	(406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	96	163
Payments on borrowings and capital lease obligations	(174)	(64)
Net borrowings under short-term credit agreements	(5)	(4)
Distributions to noncontrolling interests	(50)	(21)
Dividend payments on common stock	(178)	(120)
Proceeds from sale of common stock held by employee benefit trust	—	52
Repurchases of common stock	(546)	(241)
Excess tax benefits on stock-based awards	4	8
Other, net	13	17
Net cash used in financing activities	(840)	(210)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(30)	4
Net increase (decrease) in cash and cash equivalents	142	7
Cash and cash equivalents at beginning of year	1,023	930
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,165	$937

The accompanying notes are an integral part of the condensed consolidated financial statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common		Total
		Additional		Other			Stock		Cummins Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Unearned	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Compensation	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2009	$555	$1,306	$3,575	$(895)		$(731)	$(36)	$(1)	$3,773	$247	$4,020
Comprehensive income:
Net income attributable to Cummins Inc.			678						678	71	749
Other comprehensive income (loss) (Note 13)				31					31	9	40
Total comprehensive income									709	80	789
Issuance of shares		5							5	—	5
Employee benefits trust activity		58					9		67	—	67
Acquisition of shares						(241)			(241)	—	(241)
Cash dividends on common stock			(120)						(120)	—	(120)
Distribution to noncontrolling interests									—	(23)	(23)
Stock option exercises						5			5	—	5
Deconsolidation of variable interest entity									—	(11)	(11)
Other shareholder transactions		(2)	2					1	1	2	3
BALANCE AT SEPTEMBER 26, 2010	$555	$1,367	$4,135	$(864)		$(967)	$(27)	$—	$4,199	$295	$4,494

BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720)		$(964)	$(25)	$—	$4,670	$326	$4,996
Comprehensive income:
Net income attributable to Cummins Inc.			1,300						1,300	74	1,374
Other comprehensive income (loss) (Note 13)				(91)					(91)	(22)	(113)
Total comprehensive income									1,209	52	1,261
Issuance of shares	1	12							13	—	13
Employee benefits trust activity		21					3		24	—	24
Acquisition of shares						(546)			(546)	—	(546)
Cash dividends on common stock			(178)						(178)	—	(178)
Distribution to noncontrolling interests									—	(52)	(52)
Stock option exercises						5			5	—	5
Other shareholder transactions		14							14	7	21
BALANCE AT SEPTEMBER 25, 2011	$555	$1,427	$5,567	$(811	)(1)	$(1,505)	$(22)	$—	$5,211	$333	$5,544

(1) Comprised of defined benefit postretirement plans of $(606) million, foreign currency translation adjustments of $(190) million, unrealized loss on derivatives of $(19) million and an unrealized gain on marketable securities of $4 million.

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The third quarters of 2011 and 2010 ended on September 25, and September 26, respectively.  The interim periods for both 2011 and 2010 contain 13 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and nine month periods ended September 25, 2011, and September 26, 2010, were as follows:

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
	2011	2010	2011	2010
Options excluded	285,937	3,795	142,750	9,993

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

Accounting Pronouncements Issued But Not Yet Effective

In September 2011, the FASB amended its standards related to the testing of goodwill for impairment.  The objective of this amendment is to simplify the annual goodwill impairment evaluation process.  The amendment provides entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value.  The new rules will become effective during interim and annual periods beginning after December 15, 2011, however entities are permitted to early adopt the standard.  We plan to early adopt the standard and apply the qualitative analysis to certain reporting units in our 2011 goodwill impairment testing process.  Because the measurement of a potential impairment loss has not changed, the standard will not have a significant impact on our Consolidated Financial Statements.

In June 2011, the FASB amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In addition, the standard also requires disclosure of the location of reclassification adjustments between other comprehensive income and net income on the face of the financial statements.  The new rules are scheduled to become effective during interim and annual periods beginning after December 15, 2011.  The FASB recently added a project to its agenda to consider deferring certain aspects of this standard beyond the current anticipated effective date, specifically the provisions dealing with reclassification adjustments.  Because the standard only impacts the display of comprehensive income and does not impact what is included in comprehensive income, the standard will not have a significant impact on our Consolidated Financial Statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  Primarily, this amendment changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in addition to clarifying the Board’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but fair value is required to be disclosed.  The new rules will become effective during interim and annual periods beginning after December 15, 2011.  As of September 25, 2011, we had no fair value measurements categorized within Level 3.  The only impact for us is expected to be the disclosure of the categorization in the fair value hierarchy for those items where fair value is only disclosed (primarily our debt obligations).

NOTE 4.  DIVESTITURES AND ACQUISITIONS

Divestitures

In January 2011, we reached an agreement to sell certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings.  The transaction closed in the second quarter of 2011.  This business was historically included in our Components segment.  The sales price was $123 million.  We recognized a pre-tax gain on the sale of $68 million, which included an allocation of goodwill of $19 million.  The transaction had a working capital adjustment mechanism that was determined in the third quarter.  There was not a significant change to the measurement of the gain.  The gain was excluded from segment results as it was not considered by management in its evaluation of operating results for the nine months ended September 25, 2011.

Sales for this business were $171 million, $126 million and $169 million in 2010, 2009 and 2008, respectively.  Income before income taxes for this business was approximately $22 million, $11 million and $19 million in 2010, 2009 and 2008, respectively.

During the third quarter, we signed an agreement to sell certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions.  The transaction is expected to close in the fourth quarter of 2011.  The sales price is expected to be approximately $90 million to $95 million, subject to a final financial statement review and includes a note receivable from the buyer of approximately $4 million.  There are no earnouts or other contingencies associated with the sales price.  We expect to recognize a pre-tax gain on the sale of approximately $45 million to $50 million, which includes an allocation of goodwill of approximately $11 million.

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

The purchase price was approximately $97 million as presented below.  The intangible assets are primarily customer related and are being amortized over periods ranging from one to three years.  The acquisition of CWC was accounted for as a business combination, with the results of the acquired entity and the goodwill included in the Distribution operating segment as of the acquisition date.  Distribution segment results also include a $12 million gain for the three months ended March 28, 2010, as we were required to re-measure our pre-existing 30 percent ownership interest in CWC to fair value in accordance with GAAP.  Net sales for CWC were $272 million for the 12 months ended December 31, 2010, which was approximately two percent of Cummins Inc. consolidated sales.

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

NOTE 5.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
In millions	2011	2010	2011	2010
Distribution Entities
North American distributors	$35	$26	$100	$72
Komatsu Cummins Chile, Ltda	6	5	16	11
All other distributors	1	—	3	2
Manufacturing Entities
Chongqing Cummins Engine Company, Ltd.	20	12	51	35
Dongfeng Cummins Engine Company, Ltd.	15	24	64	76
Shanghai Fleetguard Filter Co., Ltd.	4	3	12	9
Cummins Westport, Inc.	4	2	8	7
Tata Cummins, Ltd.	2	4	9	11
Valvoline Cummins, Ltd.	2	2	6	7
Komatsu manufacturing alliances	—	2	1	7
Beijing Foton Cummins Engine Co., Ltd.	(2)	(6)	(5)	(12)
All other manufacturers	7	7	19	14
Cummins share of net income	94	81	284	239
Royalty and interest income	8	7	31	22
Equity, royalty and interest income from investees	$102	$88	$315	$261

NOTE 6.  MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, is as follows:

	September 25, 2011			December 31, 2010
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale:
Debt mutual funds	$110	$4	$114	$179	$1	$180
Bank debentures	79	—	79	85	—	85
Certificates of deposit	67	—	67	59	—	59
Government debt securities-non-U.S.	4	(1)	3	4	(1)	3
Corporate debt securities	2	—	2	2	—	2
Equity securities and other	—	8	8	—	10	10
Total marketable securities	$262	$11	$273	$329	$10	$339

At September 25, 2011, the fair value of available-for-sale investments in debt securities by contractual maturity is as follows:

Maturity date	Fair value
In millions
1 year or less	$54
1-5 years	28
5-10 years	1
After 10 years	1
Total	$84

NOTE 7.  INCOME TAXES

Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rates for the three and nine month periods ended September 25, 2011, were 25.0 percent and 28.2 percent, respectively.  The tax rate for the three and nine month periods ended September 25, 2011, includes a net discrete income tax benefit of $29 million (net of additional reserves for uncertain tax positions of $39 million) related to prior year  refund claims filed for additional research tax credits, partially offset by additional foreign income net of foreign tax credits, as well as other adjustments.    This benefit also includes discrete income tax charges of $2 million for prior year tax return true-up adjustments and $3 million related to the third quarter enactment of U.K. tax law changes in the three and nine month periods ended September 25, 2011.   Additionally, the tax rate for the nine month period includes a second quarter discrete income tax charge of $4 million related to the enactment of state tax law changes in Indiana.

The balance of “unrecognized tax benefits,” the amount of related interest we have provided and what we believe to be the range of reasonably possible changes in the next 12 months were the following:

	September 25,	December 31,
In millions	2011	2010
Unrecognized tax benefits	$113	$85
Portion that, if recognized, would reduce tax expense and effective tax rates	73	33
Accrued interest on unrecognized tax benefits	19	19
Reasonably possible reduction to the balance of unrecognized tax benefits in succeeding 12 months	0 - 60	0 - 60

It is reasonably possible that the liability associated with the unrecognized tax benefits will increase or decrease within the next 12 months.  These changes may be the result of the expiration of statutes of limitations or audits and could range from $0 to $60 million based on current estimates.  Audit outcomes and the timing of audit settlements are subject to significant uncertainty.  Although we believe that adequate provision has been made for such issues, there is the possibility that the ultimate resolution of such issues could have an adverse effect on our earnings.  Conversely, if these issues are resolved favorably in the future, the related provision would be reduced, thus having a positive impact on earnings.  It is anticipated that the expiration of statutes of limitations during the next 12 months could have a significant earnings impact.  Due to the uncertainty of amounts and in accordance with our accounting policies, we have not recorded any potential impact of these settlements.

Our effective tax rates for the comparable prior year periods were 29.5 percent and 31.1 percent, respectively.  In July 2010, the U.K. passed legislation which reduced our U.K. tax rate from 28 percent to 27 percent in 2011.  We had an additional charge to our third quarter tax provision of approximately $2 million to reduce the value of our U.K. deferred tax assets.  The tax rate for the nine month period included a discrete income tax charge of $7 million related to the enactment of the “Patient Protection and Affordable Care Act.”  The lower rate in 2011 compared to 2010 is a result of the geographic mix of earnings.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  Derivative assets and liabilities are derived from level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of Levels 2 or 3 in the first nine months of 2011.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at September 25, 2011:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$31	$83	$—	$114
Bank debentures	—	79	—	79
Certificates of deposit	—	67	—	67
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Total available-for-sale debt securities	31	234	—	265

Available-for-sale equity securities:
Financial services industry	8	—	—	8
Total available-for-sale equity securities	8	—	—	8

Derivative assets:
Interest rate contracts	—	81	—	81
Total derivative assets	—	81	—	81

Derivative liabilities:
Commodity swap contracts	—	17	—	17
Foreign currency forward contracts	—	11	—	11
Total derivative liabilities	—	28	—	28

Total	$39	$287	$—	$326

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at December 31, 2010:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$75	$105	$—	$180
Bank debentures	—	85	—	85
Certificates of deposit	—	59	—	59
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Total available-for-sale debt securities	75	254	—	329

Available-for-sale equity securities:
Financial services industry	10	—	—	10
Total available-for-sale equity securities	10	—	—	10

Derivative assets:
Commodity swap contracts	—	21	—	21
Interest rate contracts	—	41	—	41
Total derivative assets	—	62	—	62

Total	$85	$316	$—	$401

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

Bank debentures and Certificates of deposit — These investments provide us with a fixed rate of return and generally range in maturity from six months to three years.  The counter-parties to these investments are reputable financial institutions with investment grade credit ratings.  Since these instruments are not tradable and must be settled directly by Cummins with the respective financial institution, our fair value measure is the financial institutions’ month-end statement.

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

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at September 25, 2011 and December 31, 2010, are set forth in the table below.  The carrying values of all other receivables and liabilities approximated fair values.

	September 25,	December 31,
In millions	2011	2010
Fair value of total debt	$897	$886
Carrying value of total debt	801	843

NOTE 9.  INVENTORIES

Inventories are stated at the lower of cost or market. Inventories included the following:

	September 25,	December 31,
In millions	2011	2010
Finished products	$1,192	$1,019
Work-in-process and raw materials	1,204	1,048
Inventories at FIFO cost	2,396	2,067
Excess of FIFO over LIFO	(101)	(90)
Total inventories	$2,295	$1,977

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

	Nine months ended
	September 25,	September 26,
In millions	2011	2010
Balance, beginning of period	$980	$989
Provision for warranties issued	329	250
Deferred revenue on extended warranty contracts sold	82	78
Payments	(292)	(310)
Amortization of deferred revenue on extended warranty contracts	(71)	(64)
Changes in estimates for pre-existing warranties	(4)	(16)
Foreign currency translation	(6)	—
Balance, end of period	$1,018	$927

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our September 25, 2011, balance sheet were as follows:

	September 25,
In millions	2011	Balance Sheet Locations
Deferred revenue related to extended coverage programs:
Current portion	$98	Deferred revenue
Long-term portion	197	Other liabilities and deferred revenue
Total	$295

Receivables related to estimated supplier recoveries:
Current portion	$7	Trade and other receivables
Long-term portion	7	Other assets
Total	$14

Long-term portion of warranty liability	$306	Other liabilities and deferred revenue

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Cash contributions to these plans were as follows:

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
In millions	2011	2010	2011	2010
Defined benefit pension and other postretirement plans:
Voluntary pension	$36	$11	$106	$106
Mandatory pension	5	5	16	61
Defined benefit pension contributions	41	16	122	167
Other postretirement plans	4	20	22	37
Total defined benefit plans	$45	$36	$144	$204
Defined contribution pension plans	$20	$10	$57	$33

We presently anticipate contributing at least $130 million to our defined benefit pension plans in 2011 and paying approximately $39 million, net of reimbursements, in claims and premiums for other postretirement benefits.  The $130 million of contributions for the full year include voluntary contributions of approximately $109 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Three months ended
	September 25,	September 26,	September 25,	September 26,	September 25,	September 26,
In millions	2011	2010	2011	2010	2011	2010
Service cost	$13	$11	$5	$5	$—	$—
Interest cost	27	29	15	14	6	7
Expected return on plan assets	(38)	(36)	(19)	(18)	—	—
Amortization of prior service (credit) cost	—	(1)	1	1	(2)	(2)
Recognized net actuarial loss	10	9	3	4	—	—
Net periodic benefit cost	$12	$12	$5	$6	$4	$5

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Nine months ended
	September 25,	September 26,	September 25,	September 26,	September 25,	September 26,
In millions	2011	2010	2011	2010	2011	2010
Service cost	$39	$34	$15	$14	$—	$—
Interest cost	81	84	45	43	18	21
Expected return on plan assets	(114)	(110)	(56)	(53)	—	—
Amortization of prior service (credit) cost	—	(1)	2	2	(6)	(6)
Recognized net actuarial loss	30	27	9	13	—	—
Net periodic benefit cost	$36	$34	$15	$19	$12	$15

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

We conduct significant business operations in Brazil that are subject to the Brazilian federal, state and local labor, social security, tax and customs laws.  While we believe we comply with such laws, they are complex, subject to varying interpretations and we are often engaged in litigation regarding the application of these laws to particular circumstances.  In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax during the period 2004-2008.  Our results include a pre-tax recovery of $32 million recorded in cost of sales ($21 million after-tax) related to tax credits on imported products arising from this overpayment. This recovery has been excluded from segment results as it was not considered by management in its evaluation of operating results for the year.

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $220 million to our insurance carriers, which includes a claim for business interruption.  As of September 25, 2011, we had received $92 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.

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

Other Guarantees and Commitments

In addition to the guarantees discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing and other miscellaneous guarantees of third-party obligations.  As of September 25, 2011, the maximum potential loss related to these other guarantees is $58 million ($37 million of which relates to the Beijing Foton guarantee discussed below and $21 million relates to the Cummins Olayan Energy Limited guarantee discussed below).

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of September 25, 2011, if we were to stop purchasing from each of these suppliers, the amount of the penalty would be approximately $55 million, of which $49 million relates to a contract with an engine parts supplier that extends to 2013.  This arrangement enables us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.

In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $188 million (at current exchange rates).  The line will be used primarily to fund equipment purchases for a new manufacturing plant.  As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $94 million (at current exchange rates).  As of September 25, 2011, outstanding borrowings under this agreement were $73 million and our guarantee was $37 million (at current exchange rates).  We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

In February 2010, Cummins Olayan Energy Limited, a 49 percent owned entity accounted for under the equity method, executed a four-year $101 million (at current exchange rates) debt financing arrangement to acquire certain rental equipment assets.  As a part of this transaction, we guaranteed 49 percent of the total outstanding loan amount or $50 million (at current exchange rates).  As of September 25, 2011, outstanding borrowings under this agreement were $43 million and our guarantee was $21 million (at current exchange rates). We recorded a liability for the fair value of this guarantee.  The amount of the liability was less than $1 million.  The offset to this liability was an increase in our investment in the joint venture.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees at September 25, 2011, were $78 million.

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

Joint Venture Commitments

As of September 25, 2011, we have committed to invest an additional $122 million into existing joint ventures of which $83 million is expected to be funded in 2011.

Sale and Leaseback Transaction Amendment and Extension

During 2001, we entered into a sale-leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment.  The lease was classified as an operating lease with a lease term of 11.5 years, expiring June 28, 2013.  The financial institution created a grantor trust to act as the lessor in the arrangement.  The financial institution owned all of the equity in the trust.  The grantor trust had no assets other than the equipment and its rights to the lease agreement with us.  The terms of the agreement contained a guarantee of the residual value of the equipment and in December 2003, the grantor trust which acts as the lessor in the sale and leaseback transaction described above was consolidated as a result of the adoption of new accounting standards for variable interest entities, due primarily to the existence of the residual value guarantee.

In February 2009, we amended the lease agreement to extend the lease for an additional two years to June 2015 and we removed the residual value guarantee.  As a result of removing the residual value guarantee, we were no longer required to consolidate the grantor trust and we deconsolidated the trust in the first quarter of 2009.  With the deconsolidation, we were required to account for the leasing arrangement with the trust which qualified as a capital lease.  The deconsolidation of the trust had minimal impact on our Consolidated Financial Statements as the present value of the minimum lease payments (including the extension) approximated the amount that was reported as noncontrolling interest as of the date of the amendment.  The reduction in noncontrolling interests and increase in our capital lease liabilities was $35 million.

In September 2011, we reached an agreement to purchase these assets from the lessor for approximately $48 million.  The amount exceeded the existing capital lease obligation by approximately $14 million.  This excess was recorded as an increase to the book value of those assets and is being depreciated over the estimated remaining useful life of approximately 10 years.

NOTE 13.  COMPREHENSIVE INCOME

The table below provides a summary of total comprehensive income and the allocation of total comprehensive income between the shareholders of Cummins Inc. and the non-controlling interests for the three and nine month periods ended September 25, 2011 and September 26, 2010.

	Three months ended
	September 25, 2011			September 26, 2010
In millions	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated
Net income	$452	$20	$472	$283	$26	$309
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	1	1	1	2	3
Unrealized gain (loss) on derivatives	(19)	—	(19)	7	—	7
Foreign currency translation adjustments	(154)	(23)	(177)	80	7	87
Change in pensions and other postretirement defined benefit plans	7	—	7	8	—	8
Total other comprehensive income (loss)	(166)	(22)	(188)	96	9	105
Total comprehensive income	$286	$(2)	$284	$379	$35	$414

	Nine months ended
	September 25, 2011			September 26, 2010
In millions	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated	Attributable to Cummins Inc.	Attributable to Noncontrolling Interests	Total Consolidated
Net income	$1,300	$74	$1,374	$678	$71	$749
Other comprehensive income (loss), net of tax
Unrealized gain (loss) on marketable securities	—	1	1	2	2	4
Unrealized gain (loss) on derivatives	(31)	—	(31)	—	—	—
Foreign currency translation adjustments	(100)	(23)	(123)	19	7	26
Change in pensions and other postretirement defined benefit plans	40	—	40	10	—	10
Total other comprehensive income (loss)	(91)	(22)	(113)	31	9	40
Total comprehensive income	$1,209	$52	$1,261	$709	$80	$789

NOTE 14.  DERIVATIVES

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

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of September 25, 2011, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net loss of $7 million.  For the nine month periods ended September 25, 2011 and September 26, 2010, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts. Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below. The currencies in this table represent 97 percent of the notional amounts of contracts outstanding as of September 25, 2011 and December 31, 2010.

	Notional amount in millions
	September 25,	December 31,
Currency denomination	2011	2010
United States Dollar (USD)	162	142
British Pound Sterling (GBP)	365	87
Euro (EUR)	54	46
Singapore Dollar (SGD)	19	17
Indian Rupee (INR)	2,183	1,275
Japanese Yen (JPY)	3,696	3,722
Canadian Dollar (CAD)	41	39
South Korea Won (KRW)	36,112	28,028
Chinese Renmimbi (CNY)	39	60

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  The swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of September 25, 2011, we expect to reclassify an unrealized net loss of $9 million from AOCL to income over the next year.  For the nine month periods ended September 25, 2011 and September 26, 2010, there were no material circumstances that would have resulted in the discontinuance of a cash flow hedge.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	September 25, 2011		December 31, 2010
Commodity	Notional Amount	Quantity	Notional Amount	Quantity
Copper	$74	8,183 metric tons(1)	$55	7,560 metric tons(1)
Platinum	61	34,058 troy ounces(2)	11	9,157 troy ounces(2)
Palladium	5	6,509 troy ounces(2)	1	1,763 troy ounces(2)

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

	Three months ended				Nine months ended
In millions	September 25, 2011		September 26, 2010		September 25, 2011		September 26, 2010
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$30	$(30)	$14	$(14)	$40	$(40)	$36	$(36)

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and nine month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		Three months ended				Nine months ended
In millions Derivatives in Cash	Location of Gain/(Loss) Reclassified into Income	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)		Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
Flow Hedging Relationships	(Effective Portion)	September 25, 2011	September 26, 2010	September 25, 2011	September26, 2010	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Foreign currency forward contracts	Net sales	$(8)	$2	$1	$(1)	$(3)	$(5)	$5	$(5)
Commodity swap contracts	Cost of sales	(13)	8	4	1	(18)	4	18	5
Total		$(21)	$10	$5	$—	$(21)	$(1)	$23	$—

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three and nine month interim reporting periods presented below.

		Three months ended		Nine months ended
In millions	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in Income	September 25,	September 26,	September 25,	September 26,
Hedging Instruments	on Derivatives	2011	2010	2011	2010
Foreign currency forward contracts	Cost of sales	$2	$(6)	$(1)	$(4)
Foreign currency forward contracts	Other income (expense), net	(15)	12	(20)	6

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative assets
	Fair Value
	September 25,	December 31,
In millions	2011	2010	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity swap contracts	$—	$20	Prepaid expenses and other current assets
Commodity swap contracts	—	1	Other assets
Interest rate contract	81	41	Other assets
Total derivatives designated as hedging instruments	81	62

Total derivative assets	$81	$62

	Derivative liabilities
	Fair Value
	September 25,	December 31,
In millions	2011	2010	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity swap contracts	$16	$—	Other accrued expenses
Commodity swap contracts	1	—	Other liabilities and deferred revenue
Foreign currency forward contracts	8	1	Other accrued expenses
Total derivatives designated as hedging instruments	25	1

Derivatives not designated as hedging instruments
Foreign currency forward contracts	3	—	Other accrued expenses
Total derivatives not designated as hedging instruments	3	—

Total derivative liabilities	$28	$1

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

Summarized financial information regarding our reportable operating segments for the three and nine month periods is shown in the table below:

In millions	Engine	Power Generation	Components	Distribution	Non-segment Items(1)	Total
Three months ended September 25, 2011
External sales	$2,539	$604	$704	$779	$—	$4,626
Intersegment sales	416	270	311	4	(1,001)	—
Total sales	2,955	874	1,015	783	(1,001)	4,626
Depreciation and amortization(2)	46	11	19	6	—	82
Research, development and engineering expenses	103	14	46	1	—	164
Equity, royalty and interest income from investees	35	16	7	44	—	102
Interest income	5	2	1	1	—	9
Segment EBIT	349	92	113	104	(18)	640

Three months ended September 26, 2010
External sales	$1,727	$564	$540	$570	$—	$3,401
Intersegment sales	342	227	229	3	(801)	—
Total sales	2,069	791	769	573	(801)	3,401
Depreciation and amortization(2)	42	10	20	5	—	77
Research, development and engineering expenses	65	8	30	—	—	103
Equity, royalty and interest income from investees	37	12	6	33	—	88
Interest income	3	2	—	1	—	6
Segment EBIT	223	97	63	74	(8)	449

Nine months ended September 25, 2011
External sales	$7,021	$1,810	$2,105	$2,191	$—	$13,127
Intersegment sales	1,225	768	866	19	(2,878)	—
Total sales	8,246	2,578	2,971	2,210	(2,878)	13,127
Depreciation and amortization(2)	135	32	55	17	—	239
Research, development and engineering expenses	285	37	126	2	—	450
Equity, royalty and interest income from investees	126	37	24	128	—	315
Interest income	14	6	3	2	—	25
Segment EBIT	1,016	286	338	299	8	1,947

Nine months ended September 26, 2010
External sales	$4,495	$1,460	$1,515	$1,617	$—	$9,087
Intersegment sales	896	556	613	8	(2,073)	—
Total sales	5,391	2,016	2,128	1,625	(2,073)	9,087
Depreciation and amortization(2)	125	31	61	19	—	236
Research, development and engineering expenses	187	23	81	—	—	291
Equity, royalty and interest income from investees	124	27	17	93	—	261
Interest income	7	4	1	2	—	14
Segment EBIT	553	207	195	215	(54)	1,116

(1)     Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  The nine months ended September 25, 2011, include a $68 million gain ($37 million after-tax) related to the sale of our exhaust business from the Components segment.  The gain has been excluded from segment results as it was not considered by management in its evaluation of operating results for the nine months ended September 25, 2011.  For the three and nine months ended September 26, 2010, unallocated corporate expenses included $32 million of Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses.  In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax during 2004-2008.  Our 2010 results include a pre-tax recovery related to tax credits on imported products arising from this overpayment.  The recovery has been excluded from segment results as it was not considered by management it its evaluation of operating results for the quarter.  There were no other significant unallocated corporate expenses for the three and nine months ended September 25, 2011 and September 26, 2010.

(2)     Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “Interest expense.”

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
In millions	2011	2010	2011	2010
Segment EBIT	$640	$449	$1,947	$1,116
Less:
Interest expense	11	11	34	29
Income before income taxes	$629	$438	$1,913	$1,087

NOTE 16.  SUBSEQUENT EVENT

In October 2011, we received $40 million from our insurance carriers to settle all outstanding 2008 flood claims.  As a result, we expect to recognize a gain of approximately $40 million, net of any remaining flood related expenses, in the fourth quarter of 2011.

For additional information, see Note 12, “COMMITMENTS AND CONTINGENCIES.”

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

In the first nine months of 2011, emerging markets experienced strong growth, especially in China, India and Brazil, although the growth rates began to soften in the third quarter, especially in on-highway truck and off-highway construction markets in China and power generation markets in India.  Growth rates are slowing in certain emerging markets like China and India as governments look to control inflation through tight monetary policy in the form of rising interest rates and tightening access to credit.  Strong demand continued in the Brazilian markets through the third quarter, partially driven by a pre-buy in the medium-duty truck markets ahead of the 2012 emissions change.  Certain developed markets continued experiencing more robust recoveries, including the North American on-highway markets.   The North American on-highway market has demonstrated signs of strong recovery, coupled with the depletion of transition engine inventory purchased in 2009 in advance of the Environmental Protection Agency’s (EPA’s) 2010 emissions change.  Demand for heavy-duty on-highway products in North America was three times higher in the first nine months of 2011 as compared to the same period in 2010.  In addition, medium-duty truck and bus shipments in North America were almost three times higher in the first nine months of 2011 compared to the prior period in 2010.

We expect demand in the fourth quarter of 2011 to remain strong in the North American on-highway markets.  Emerging markets may continue to soften in the on-highway truck and off-highway construction markets in China and power generation markets in India as both countries continue to rein in inflation.

The following tables contain sales and earnings before interest and taxes (EBIT) results by operating segment for the three and nine months ended September 25, 2011 and September 26, 2010.  Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before taxes.

	Three months ended
	September 25, 2011			September 26, 2010			Percent change
Operating Segments		Percent			Percent		2011 vs. 2010
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,955	64%	$349	$2,069	61%	$223	43%	57%
Power Generation	874	19%	92	791	23%	97	10%	(5)%
Components	1,015	22%	113	769	23%	63	32%	79%
Distribution	783	17%	104	573	17%	74	37%	41%
Intersegment eliminations	(1,001)	(22)%	—	(801)	(24)%	—	25%	—
Non segment	—	—	(18)	—	—	(8)	—	NM
Total	$4,626	100%	$640	$3,401	100%	$449	36%	43%

“NM” - not meaningful information.

Net income attributable to Cummins was $452 million, or $2.35 per diluted share, on sales of $4.6 billion for the three month interim reporting period ended September 25, 2011, versus the comparable prior year period with net income attributable to Cummins of $283 million, or $1.44 per diluted share, on sales of $3.4 billion.  The increase in income was driven by the recovery of the North American on-highway markets, stronger demand in certain emerging and domestic markets, significantly improved gross margins, increased equity income and a lower effective tax rate.  These were partially offset by higher selling, general and administrative expenses and research, development and engineering expenses.

	Nine months ended
	September 25, 2011			September 26, 2010			Percent change
Operating Segments		Percent			Percent		2011 vs. 2010
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$8,246	63%	$1,016	$5,391	59%	$553	53%	84%
Power Generation	2,578	20%	286	2,016	22%	207	28%	38%
Components	2,971	22%	338	2,128	24%	195	40%	73%
Distribution	2,210	17%	299	1,625	18%	215	36%	39%
Intersegment eliminations	(2,878)	(22)%	—	(2,073)	(23)%	—	39%	—
Non segment	—	—	8	—	—	(54)	—	NM
Total	$13,127	100%	$1,947	$9,087	100%	$1,116	44%	74%

Net income attributable to Cummins was $ 1.3 billion, or $6.69 per diluted share, on sales of $13.1 billion for the nine month interim reporting period ended September 25, 2011, versus the comparable prior year period with net income attributable to Cummins of $678 million, or $3.43 per diluted share, on sales of $9.1 billion. The increase in income was driven by the recovery of the North American on-highway markets, stronger demand in emerging and domestic markets, significantly improved gross margins, gain on sale of a business, increased equity income and a lower effective tax rate.  These were partially offset by higher selling, general and administrative expenses and research, development and engineering expenses.  We recorded a gain on the sale of our exhaust business of $68 million ($37 million after tax).  For a detailed discussion of the sale, see Note 4, “DIVESTITURES AND ACQUISITIONS,” to our Condensed Consolidated Financial Statements.

We generated $ 1.4 billion of operating cash flows for the nine months ended September 25, 2011, compared to $619 million for the nine months ended September 26, 2010.  Refer to the section titled “Operating Activities” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.  In December 2007, Cummins Board of Directors authorized the acquisition of up to $500 million of our common stock.  In the first quarter of 2011, we completed this stock repurchase program.  In February 2011, the Board of Directors authorized the acquisition of up to $1 billion of our common stock.  We repurchased $546 million in the first nine months of 2011, of which $435 million pertains to the 2011 repurchase program.  Our debt to capital ratio (total capital defined as debt plus equity) at September 25, 2011, was 12.6 percent, compared to 14.4 percent at December 31, 2010.  In September 2011, Standard & Poor’s upgraded our credit rating to ‘A’ and changed our outlook to stable.  In addition to the $1.4 billion in cash and marketable securities on hand, we have sufficient access to our revolver and accounts receivable program to meet currently anticipated growth and funding needs.

In July 2011, the Board of Directors increased the quarterly dividend on our common stock from $0.2625 per share to $0.40.

We have a pending divestiture in the Components segment expected to generate a pre-tax gain of $45 million to $50 million, which is expected to close in the fourth quarter of 2011.  In October 2011, we received a $40 million insurance settlement for flood damage related to a June 2008 flood in Southern Indiana, which will be recognized in our fourth quarter results.  For additional information, see Note 16, “SUBSEQUENT EVENT,” to our Condensed Consolidated Financial Statements.  Finally, our current assessment of the income tax rate indicates an expected 2011 effective tax rate of approximately 29.5 percent, absent any discrete period activity.

Our worldwide pension plans were 96 percent funded at December 31, 2010.  The United States (U.S.) qualified plan, which is approximately 62 percent of the worldwide pension obligation, was 99 percent funded, the non-qualified plans were not funded and the United Kingdom (U.K.) plan was 107 percent funded.  We anticipate making total contributions of at least $130 million to our pension plans in 2011.

OUTLOOK

Near-Term:

In the first nine months of 2011, economies in emerging markets, including China, India and Brazil, experienced strong growth although the growth rates began to soften in the third quarter, especially in on-highway truck and off-highway construction markets in China and power generation markets in India.  Certain developed markets began experiencing more robust recoveries, including the North American on-highway truck markets.

We expect the following positive trends in the remainder of 2011:

•                  The North American on-highway truck markets are expected to continue their robust recovery.

•                  Global oil and gas and mining markets are expected to remain strong.

•                  We expect demand in most markets to remain strong through the end of 2011.

We expect the following challenges to our business that will put pressure on earnings in 2011:

•                  In emerging markets, demand growth in certain industrial and power generation markets could slow or decline, including the on-highway truck and off-highway construction markets in China and the power generation markets in India.

•                  Markets in India could be negatively impacted if the government continues to raise interest rates to control inflation.

•                  We will increase our investment in new product development.

•                  Our joint ventures should experience slower growth as we invest in capacity.

•                  Increasing commodity costs could continue to put downward pressure on earnings.

Long-Term:

We are confident that opportunities for long-term profitable growth will continue in the future.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
In millions (except per share amounts)	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Net Sales	$4,626	$3,401	$1,225	36%	$13,127	$9,087	$4,040	44%
Cost of sales	3,438	2,571	(867)	(34)%	9,779	6,903	(2,876)	(42)%
Gross Margin	1,188	830	358	43%	3,348	2,184	1,164	53%
Operating Expenses and Income
Selling, general and administrative expenses	489	375	(114)	(30)%	1,341	1,064	(277)	(26)%
Research, development and engineering expenses	164	103	(61)	(59)%	450	291	(159)	(55)%
Equity, royalty and interest income from investees	102	88	14	16%	315	261	54	21%
Gain on sale of business	—	—	—	—	68	—	68	NM
Other operating (expense) income, net	2	(5)	7	NM	(4)	(13)	9	69%
Operating Income	639	435	204	47%	1,936	1,077	859	80%
Interest income	9	6	3	50%	25	14	11	79%
Interest expense	11	11	—	—	34	29	(5)	(17)%
Other income (expense), net	(8)	8	(16)	NM	(14)	25	(39)	NM
Income before income taxes	629	438	191	44%	1,913	1,087	826	76%
Income tax expense	157	129	(28)	(22)%	539	338	(201)	(59)%
Consolidated Net Income	472	309	163	53%	1,374	749	625	83%
Less: Net income attributable to noncontrolling interests	20	26	6	23%	74	71	(3)	(4)%
Net income attributable to Cummins Inc.	$452	$283	$169	60%	$1,300	$678	$622	92%
Diluted earnings per common share attributable to Cummins Inc.	$2.35	$1.44	$0.91	63%	$6.69	$3.43	$3.26	95%

	Three months ended		Favorable/	Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)	September 25,	September 26,	(Unfavorable)
Percent of sales	2011	2010	Percentage Points	2011	2010	Percentage Points
Gross margin	25.7%	24.4%	1.3	25.5%	24.0%	1.5
Selling, general and administrative expenses	10.6%	11.0%	0.4	10.2%	11.7%	1.5
Research, development and engineering expenses	3.5%	3.0%	(0.5)	3.4%	3.2%	(0.2)

Net Sales

Net sales for the three and nine month periods ended September 25, 2011, increased in all segments versus the comparable periods in 2010, primarily due to increased demand from most markets including recovery of the North American on-highway markets.  The primary drivers for the increase in sales were:

•                  Engine segment sales increased by 43 percent and 53 percent for the three and nine months ended, respectively, due to increased demand in all lines of business led by increases in heavy-duty truck, industrial and medium-duty truck and bus sales.

•                  Components segment sales increased by 32 percent and 40 percent for the three and nine months ended, respectively, due to increased demand in all lines of business led by emission solutions and turbo technologies businesses.

•                  Distribution segment sales increased by 37 percent and 36 percent for the three and nine months ended, respectively, due to increased sales in all product lines and all geographic regions led by Asia Pacific, North and Central America, Europe and Middle East regions.

•                  Power Generation segment sales increased by 10 percent and 28 percent for the three and nine months ended, respectively, primarily due to increased demand in the commercial products and generator technologies businesses and improved price realization.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets based on location of customers for the three and nine month periods ended September 25, 2011, were 60 percent and 61 percent of total net sales, respectively, compared with 63 percent and 64 percent of total net sales, respectively, for the comparable periods in 2010.

Gross Margin

Gross margin increased for the three and nine month periods ended September 25, 2011, versus the comparable periods in 2010, and increased as a percentage of sales by 1.3 percentage points and 1.5 percentage points, respectively.  The increase for the three and nine month periods ended September 25, 2011, was led by increases in volume and price.  Gross margin for the nine months ended was unfavorably impacted by higher base warranty costs due to increased volumes and increasing mix of EPA 2010 products.  The three and nine month periods ended September 26, 2010, also benefited from a one-time $32 million tax recovery in Brazil.  See Note 12, “COMMITMENTS AND CONTINGENCIES,” to our Condensed Consolidated Financial Statements for more information.

The provision for warranties issued as a percent of sales for the three and nine month periods ended were 1.9 percent and 2.3 percent in 2011 compared to 2.8 percent for both of the comparable periods in 2010.  Accrual rates for engines sold this quarter were generally lower than the rates charged in prior quarters as our warranty costs for EPA 2010 products have been lower than expected.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and nine month periods ended September 25, 2011, increased versus the comparable periods in 2010, primarily due to an increase of $61 million and $158 million, respectively, in compensation and related expenses including increased headcount to support our growing businesses, merit increases and increased discretionary spending.  Compensation and related expenses include salaries, fringe benefits and variable compensation.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and nine month periods ended September 25, 2011, increased versus the comparable periods in 2010, primarily due to an increase of $22 million and $67 million, respectively, in compensation and related expenses, an increase in the number of engineering programs with increased costs of $22 million and $64 million, respectively, and increased discretionary spending.  Compensation and related expenses include salaries, fringe benefits and variable compensation.   Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three and nine month periods ended September 25, 2011, increased versus the comparable periods in 2010, primarily due to the following:

	Increase/(Decrease)
	September 25, 2011 vs. September 26, 2010
In millions	Three months ended	Nine months ended
North American distributors	$9	$28
Chongqing Cummins Engine Company, Ltd.	8	16
Beijing Foton Cummins Engine Co., Ltd.	4	7
Dongfeng Cummins Engine Company, Ltd.	(9)	(12)
Other	2	15
Total	$14	$54

These overall increases were primarily due to the economic recovery in North America, particularly in the oil and gas markets, and strong demand for power generation and mining products in China with Chongqing Cummins Engine Company, Ltd. engines, which was partially offset by lower sales at Dongfeng Cummins Engine Company, Ltd. due to weaker demand in the on-highway truck market.

Gain on Sale of Business

In January 2011, we reached an agreement to sell certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings.  The transaction closed in the second quarter of 2011.  This business was historically included in our Components segment.  The sales price was $123 million.  We recognized a pre-tax gain on the sale of $68 million, which included an allocation of goodwill of $19 million.  The transaction had a working capital adjustment mechanism that was determined in the third quarter.  There was not a significant change to the measurement of the gain.  The gain was excluded from segment results as it was not considered by management in its evaluation of operating results for the nine months ended September 25, 2011.

Sales for this business were $171 million, $126 million and $169 million in 2010, 2009 and 2008, respectively.  Income before income taxes for this business was approximately $22 million, $11 million and $19 million in 2010, 2009 and 2008, respectively.

Other Operating (Expense) Income, net

Other operating (expense) income was as follows:

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
In millions	2011	2010	2011	2010
Royalty income	$3	$3	$9	$7
Legal judgment	2	—	(5)	—
Amortization of intangible assets	(1)	(2)	(4)	(13)
Royalty expense	(1)	(1)	(2)	(2)
Other (expense) income, net	(1)	(5)	(2)	(5)
Total other operating (expense) income, net	$2	$(5)	$(4)	$(13)

Interest Income

Interest income for the three and nine month periods ended September 25, 2011, increased versus the comparable period in 2010, primarily due to increased average investment balances in 2011 compared to 2010.

Other Income (Expense), net

Other income (expense) was as follows:

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
In millions	2011	2010	2011	2010
Foreign currency gains (losses), net	$(5)	$(5)	$(19)	$4
Bank charges	(4)	(4)	(12)	(11)
Change in cash surrender value of corporate owned life insurance	(3)	11	4	11
Gain on fair value adjustment for Cummins Western Canada (CWC)	—	—	—	12
Dividend income	2	2	6	5
Other, net	2	4	7	4
Total other income (expense), net	$(8)	$8	$(14)	$25

Income Tax Expense

Our effective tax rate for the year is expected to approximate 29.5 percent, absent any discrete period activity.  Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rates for the three and nine month periods ended September 25, 2011, were 25.0 percent and 28.2 percent, respectively.  The tax rate for the three and nine month periods ended September 25, 2011, includes a net discrete income tax benefit of $29 million (net of additional reserves for uncertain tax positions of $39 million) related to prior year  refund claims filed for additional research tax credits, additional foreign income and foreign tax credits, as well as other adjustments.    This benefit also includes discrete income tax charges of $2 million for prior year tax return true-up adjustments and $3 million related to the third quarter enactment of U.K. tax law changes in the three and nine month periods ended September 25, 2011.   Additionally, the tax rate for the nine month period includes a second quarter discrete income tax charge of $4 million related to the enactment of state tax law changes in Indiana.

Our effective tax rates for the comparable prior year periods were 29.5 percent and 31.1 percent, respectively.  In July 2010, the U.K. passed legislation which reduced our U.K. tax rate from 28 percent to 27 percent in 2011.  We had an additional charge to our third quarter tax provision of approximately $2 million to reduce the value of our U.K. deferred tax assets.  The tax rate for the nine month period included a discrete income tax charge of $7 million related to the enactment of the “Patient Protection and Affordable Care Act.”  The lower rate in 2011 compared to 2010 is a result of the geographic mix of earnings.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three month period ended September 25, 2011, decreased versus the comparable period in 2010, primarily due to lower income at Cummins India Ltd. (CIL), a publicly traded company on various exchanges in India and Wuxi Cummins Turbo Technologies Co. Ltd. (Wuxi).  Noncontrolling interests in income of consolidated subsidiaries for the nine month period ended September 25, 2011, increased versus the comparable period in 2010, primarily due to higher income at CIL and Wuxi.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three and nine month periods ended September 25, 2011, increased versus the comparable periods in 2010, primarily due to higher volumes in most markets and geographic regions, including the recovery of the North American on-highway markets, significantly improved gross margins, the gain on sale of the exhaust business, increased equity income and lower effective tax rates.  These were partially offset by higher selling, general and administrative expenses and research, development and engineering expenses.  Diluted earnings per share benefited $0.02 per share and $0.09 per share for the three and nine month periods ended September 25, 2011, respectively, from lower shares primarily due to the stock repurchase program.

OPERATING SEGMENT RESULTS

Our operating segments consist of the following: Engine, Power Generation, Components and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT (defined as earnings before interest expense, income taxes and noncontrolling interests) as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
External sales	$2,539	$1,727	$812	47%	$7,021	$4,495	$2,526	56%
Intersegment sales	416	342	74	22%	1,225	896	329	37%
Total sales	2,955	2,069	886	43%	8,246	5,391	2,855	53%
Depreciation and amortization	46	42	(4)	(10)%	135	125	(10)	(8)%
Research, development and engineering expenses	103	65	(38)	(58)%	285	187	(98)	(52)%
Equity, royalty and interest income from investees	35	37	(2)	(5)%	126	124	2	2%
Interest income	5	3	2	67%	14	7	7	100%
Segment EBIT	349	223	126	57%	1,016	553	463	84%

			Percentage Points			Percentage Points
Segment EBIT as a percentage of total sales	11.8%	10.8%	1.0	12.3%	10.3%	2.0

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Heavy-duty truck	$748	$395	$353	89%	$1,926	$987	$939	95%
Medium-duty truck and bus	640	430	210	49%	1,722	999	723	72%
Light-duty auto and RV	271	239	32	13%	877	742	135	18%
Total on-highway	1,659	1,064	595	56%	4,525	2,728	1,797	66%
Industrial	977	700	277	40%	2,820	1,933	887	46%
Stationary power	319	305	14	5%	901	730	171	23%
Total sales	$2,955	$2,069	$886	43%	$8,246	$5,391	$2,855	53%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Midrange	130,600	93,500	37,100	40%	371,300	253,100	118,200	47%
Heavy-duty	31,100	15,200	15,900	NM	81,000	38,400	42,600	NM
High-horsepower	5,600	4,900	700	14%	16,200	13,100	3,100	24%
Total unit shipments	167,300	113,600	53,700	47%	468,500	304,600	163,900	54%

Sales

Engine segment sales for the three month period ended September 25, 2011, increased in all businesses versus the comparable period in 2010, as demand improved in most markets primarily due to a significant rebound in North American on-highway markets as well as stronger demand in certain emerging markets.  The following are the primary drivers by market:

•                  Heavy-duty truck engine sales increased due to recovery in North American on-highway markets as OEM customers replace their aging fleets.

•                  Industrial market sales increased primarily due to a 31 percent improvement in international construction engine shipments driven by the economic recovery and infrastructure improvements in certain emerging markets, increased demand in advance of off-highway emission regulations in the U.S. and Europe, a 71 percent increase in units sold in the international mining engine markets due to increased coal and commodity demands and more than double the number of oil and gas engine shipments in North America.

•                  Medium-duty truck and bus sales increased primarily due to the recovery in North American on-highway markets and higher demand in the Brazilian truck engine market driven by a growing economy, government incentives and the pre-buy in advance of a January 2012 emissions change.

•                  Foreign currency fluctuations also favorably impacted sales.

Total on-highway-related sales for the three month period ended September 25, 2011, were 56 percent of total engine segment sales, compared to 51 percent for the comparable period in 2010.

Engine segment sales for the nine month period ended September 25, 2011, increased in all businesses versus the comparable period in 2010, as demand improved in most markets primarily due to a significant rebound in North American on-highway markets as well as stronger demand in certain emerging markets.  The following are the primary drivers by market:

•                  Heavy-duty truck engine sales increased due to recovery in North American on-highway markets as OEM customers replace their aging fleets and the depletion of transition engine inventory purchased in 2009 in advance of the EPA’s 2010 emission standard changes.

•                  Industrial market sales increased primarily due to a 47 percent improvement in international construction engine shipments driven by the economic recovery and infrastructure improvements in certain emerging markets, increased demand in advance of off-highway emission regulations in the U.S. and Europe, a 64 percent increase in the units sold in the international mining engine markets due to increased coal and commodity demands and more than triple the number of oil and gas engine shipments in North America.

•                  Medium-duty truck and bus sales increased primarily due to higher demand in the Brazilian truck engine market driven by a growing economy and government incentives, the recovery in North American on-highway markets and the depletion of transition engine inventory purchased in 2009 in advance of the EPA’s 2010 emissions change.

•                  Foreign currency fluctuations also favorably impacted sales.

Total on-highway-related sales for the nine month period ended September 25, 2011, were 55 percent of total engine segment sales, compared to 51 percent for the comparable period in 2010.

Segment EBIT

Engine segment EBIT for the three and nine month periods ended September 25, 2011, increased significantly versus the comparable periods in 2010, primarily due to higher gross margin, partially offset by increased selling, general and administrative expenses and research, development and engineering expenses.

	Three months ended			Nine months ended
	September 25, 2011 vs. September 26, 2010			September 25, 2011 vs. September 26, 2010
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$217	52%	1.4	$684	63%	1.3
Selling, general and administrative expenses	(51)	(32)%	0.6	(112)	(24)%	1.6
Research, development and engineering expenses	(38)	(58)%	(0.4)	(98)	(52)%	—
Equity, royalty and interest income from investees	(2)	(5)%	(0.6)	2	2%	(0.8)

The increase in gross margin for the three month period ended September 25, 2011, versus the comparable period in 2010, was primarily due to higher volumes, partially offset by higher commodity costs.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to new product development spending and increased headcount to support our growing business.

The increase in gross margin for the nine month period ended September 25, 2011, versus the comparable period in 2010, was primarily due to higher volumes, improved price realization and favorable mix, partially offset by higher base warranty costs due to increased volumes and increasing mix of EPA 2010 products and higher commodity costs.  Although our warranty costs increased, our warranty cost as a percentage of sales decreased as actual accrual rates for engines sold this year were generally lower than rates charged in prior quarters as our warranty costs for EPA 2010 engines have been lower than expected.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to new product development spending and increased headcount to support our growing business.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
External sales	$604	$564	$40	7%	$1,810	$1,460	$350	24%
Intersegment sales	270	227	43	19%	768	556	212	38%
Total sales	874	791	83	10%	2,578	2,016	562	28%
Depreciation and amortization	11	10	(1)	(10)%	32	31	(1)	(3)%
Research, development and engineering expenses	14	8	(6)	(75)%	37	23	(14)	(61)%
Equity, royalty and interest income from investees	16	12	4	33%	37	27	10	37%
Interest income	2	2	—	—	6	4	2	50%
Segment EBIT	92	97	(5)	(5)%	286	207	79	38%

			Percentage Points			Percentage Points
Segment EBIT as a percentage of total sales	10.5%	12.3%	(1.8)	11.1%	10.3%	0.8

Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Commercial products	$579	$519	$60	12%	$1,652	$1,262	$390	31%
Generator technologies	166	140	26	19%	509	382	127	33%
Consumer	48	49	(1)	(2)%	151	141	10	7%
Commercial projects	46	49	(3)	(6)%	159	139	20	14%
Power electronics	35	34	1	3%	107	92	15	16%
Total sales	$874	$791	$83	10%	$2,578	$2,016	$562	28%

Sales

Power Generation segment sales for the three month period ended September 25, 2011, increased versus the comparable period in 2010, primarily due to increased demand in the commercial products and generator technologies businesses.  The following are the primary drivers by business:

•                  Commercial products business sales increased due to stronger demand in most regions, particularly in North America, Asia and Africa, improved price realization and favorable foreign currency impacts, partially offset by lower demand in India and Latin America.

•                  Generator technologies sales increased in most regions, especially in Asia and Western Europe due to favorable foreign currency impacts, improved price realization and stronger demand.

Power Generation segment sales for the nine month period ended September 25, 2011, increased in all businesses versus the comparable period in 2010, primarily due to increased demand in the commercial products and generator technologies businesses.  The following are the primary drivers by business:

•                  Commercial products business sales increased due to stronger demand in most regions, particularly in Asia, North America, the U.K., Brazil and the Middle East, improved price realization and favorable foreign currency impacts.

•                  Generator technologies sales increased in most regions, especially in Western Europe, Asia and the U.K. due to stronger demand, improved price realization and favorable foreign currency impacts.

Segment EBIT

Power Generation segment EBIT for the three month period ended September 25, 2011, decreased versus the comparable period in 2010, primarily due to higher selling, general and administrative expenses and research, development and engineering expenses, partially offset by higher gross margins and equity, royalty and interest income from investees.  Power Generation segment EBIT for the nine month period ended September 25, 2011, increased versus the comparable period in 2010, primarily due to higher gross margins, partially offset by higher selling, general and administrative expenses and research, development and engineering expenses. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 25, 2011 vs. September 26, 2010			September 25, 2011 vs. September 26, 2010
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$13	8%	(0.4)	$128	33%	0.9
Selling, general and administrative expenses	(17)	(26)%	(1.2)	(43)	(24)%	0.3
Research, development and engineering expenses	(6)	(75)%	(0.6)	(14)	(61)%	(0.3)
Equity, royalty and interest income from investees	4	33%	0.3	10	37%	0.1

The increase in gross margin for the three and nine month periods ended September 25, 2011, was due to improved price realization and higher volumes, which was partially offset by increased commodity and material costs.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased headcount to support our growth initiatives.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
External sales	$704	$540	$164	30%	$2,105	$1,515	$590	39%
Intersegment sales	311	229	82	36%	866	613	253	41%
Total sales	1,015	769	246	32%	2,971	2,128	843	40%
Depreciation and amortization	19	20	1	5%	55	61	6	10%
Research, development and engineering expenses	46	30	(16)	(53)%	126	81	(45)	(56)%
Equity, royalty and interest income from investees	7	6	1	17%	24	17	7	41%
Interest income	1	—	1	NM	3	1	2	NM
Segment EBIT	113	63	50	79%	338	195	143	73%

			Percentage Points			Percentage Points
Segment EBIT as a percentage of total sales	11.1%	8.2%	2.9	11.4%	9.2%	2.2

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Emission solutions	$306	$192	$114	59%	$890	$499	$391	78%
Turbo technologies	298	239	59	25%	909	665	244	37%
Filtration	288	248	40	16%	830	726	104	14%
Fuel systems	123	90	33	37%	342	238	104	44%
Total sales	$1,015	$769	$246	32%	$2,971	$2,128	$843	40%

Sales

Components segment sales for the three month period ended September 25, 2011, increased in all businesses versus the comparable period in 2010.  The following are the primary drivers by business:

•                  Emission solutions business sales increased due to higher volumes for North American EPA 2010 aftertreatment systems, which was partially offset by lower sales due to the sale of the exhaust business.

•                  Turbo technologies business sales increased due to higher OEM demand in North America, Europe and India and improved aftermarket demand, which was partially offset by a decline in OEM sales in China.

•                  Filtration business sales increased due to favorable foreign currency impacts, higher OEM demand due to the economic recovery in North American on-highway markets and improved aftermarket demand, especially in Asia Pacific and Asia.

•                  Fuel systems business sales increased primarily due to improved demand in North American on-highway markets.

Components segment sales for the nine month period ended September 25, 2011, increased in all businesses versus the comparable period in 2010.  The following are the primary regional drivers by business:

•                  Emission solutions business sales increased due to higher volume and technology content in North American EPA 2010 aftertreatment systems and increased demand for Euro V aftertreatment systems in Europe, which was partially offset by lower sales due to the sale of the exhaust business.

•                  Turbo technologies business sales increased due to higher OEM demand in North America, Europe and India and improved aftermarket demand.

•                  Filtration business sales increased due to higher OEM demand due to the economic recovery in North American on-highway markets, favorable foreign currency impacts and improved aftermarket demand, especially in Asia Pacific, Europe and Asia.

•                  Fuel systems business sales increased primarily due to improved demand in North American on-highway markets.

Segment EBIT

Components segment EBIT for the three and nine month periods ended September 25, 2011, increased versus the comparable periods in 2010, primarily due to the improved gross margin which was partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 25, 2011 vs. September 26, 2010			September 25, 2011 vs. September 26, 2010
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$74	51%	2.8	$214	51%	1.7
Selling, general and administrative expenses	(12)	(20)%	0.7	(35)	(21)%	1.0
Research, development and engineering expenses	(16)	(53)%	(0.6)	(45)	(56)%	(0.4)
Equity, royalty and interest income from investees	1	17%	(0.1)	7	41%	—

The increase in gross margin for the three month period ended September 25, 2011, was primarily due to higher volumes for all businesses.  The increases in research, development and engineering expenses and selling, general and administrative expenses were primarily due to new product development spending and increased headcount to support our growing business.

The increase in gross margin for the nine month period ended September 25, 2011, was primarily due to higher volumes for all businesses and increased product content on 2010 North American truck engines.  The increases in research, development and engineering expenses and selling, general and administrative expenses were primarily due to new product development spending and increased headcount to support our growing business.

In the second quarter of 2011 we sold certain assets and liabilities of our exhaust business and recognized a $68 million pre-tax gain on the sale.  The gain has been excluded from Components results as it was not considered by management in its evaluation of Components operating results for the nine months ended September 25, 2011.  See Note 4, “DIVESTITURES AND ACQUISITIONS,” to our Condensed Consolidated Financial Statements.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
External sales	$779	$570	$209	37%	$2,191	$1,617	$574	35%
Intersegment sales	4	3	1	33%	19	8	11	NM
Total sales	783	573	210	37%	2,210	1,625	585	36%
Depreciation and amortization	6	5	(1)	(20)%	17	19	2	11%
Equity, royalty and interest income from investees	44	33	11	33%	128	93	35	38%
Interest income	1	1	—	—	2	2	—	—
Segment EBIT	104	74	30	41%	299	215	84	39%

			Percentage Points			Percentage Points
Segment EBIT as a percentage of total sales	13.3%	12.9%	0.4	13.5%	13.2%	0.3

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Asia Pacific	$319	$224	$95	42%	$862	$648	$214	33%
North & Central America	199	134	65	49%	567	367	200	54%
Europe and Middle East	181	159	22	14%	578	472	106	22%
Africa	53	33	20	61%	118	79	39	49%
South America	31	23	8	35%	85	59	26	44%
Total sales	$783	$573	$210	37%	$2,210	$1,625	$585	36%

Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 25,	September 26,	(Unfavorable)		September 25,	September 26,	(Unfavorable)
In millions	2011	2010	Amount	Percent	2011	2010	Amount	Percent
Parts and filtration	$283	$220	$63	29%	$789	$634	$155	24%
Power generation	191	125	66	53%	531	359	172	48%
Engines	171	112	59	53%	497	304	193	63%
Service	138	116	22	19%	393	328	65	20%
Total sales	$783	$573	$210	37%	$2,210	$1,625	$585	36%

Sales

Distribution segment sales for the three month period ended September 25, 2011, increased for all product lines versus the comparable period in 2010.  The following were the primary drivers by line of business:

•                  Power generation product sales increased primarily due to improved project-based business across the South Pacific, Africa and North and Central America, increased demand from Japan’s earthquake recovery and the acquisition of a previously independent distributor in the fourth quarter of 2010.

•                  Parts and filtration product sales increased primarily due to higher industry demand in North and Central America, the acquisition of a previously independent distributor in the fourth quarter of 2010 and higher demand from mining customers in the South Pacific.

•                  Engine product sales increased primarily due to growth in the oil and gas markets in North and Central America, improved demand in certain markets in Europe and higher demand in Africa.

•                  Foreign currency fluctuations also favorably impacted sales.

•                  Service revenue increased primarily due to stronger sales from mining customers in the South Pacific.

Distribution segment sales for the nine month period ended September 25, 2011, increased for all product lines versus the comparable period in 2010.  The following were the primary drivers by line of business:

•                  Engine product sales increased primarily due to growth in the oil and gas markets in North and Central America, improved demand in certain markets in Europe and higher demand in Africa.

•                  Power generation product sales increased primarily due to improved project-based business across the South Pacific, Middle East, North and Central America and Europe, increased demand from Japan’s earthquake recovery and the acquisition of a previously independent distributor in the fourth quarter of 2010.

•                  Parts and filtration product sales increased primarily due to the acquisition of a previously independent distributor in the fourth quarter of 2010, higher demand in North and Central America, improved sales in East Asia and increased demand driven by economic recovery in Europe.

•                  Foreign currency fluctuations also favorably impacted sales.

•                  Service revenue increased primarily due to stronger sales from mining customers in the South Pacific.

Segment EBIT

Distribution segment EBIT for the three and nine month periods ended September 25, 2011, increased versus the comparable period in 2010, primarily due to improved gross margin and equity, royalty and interest income from investees, which was partially offset by increased selling, general and administrative expenses.  Segment EBIT for the nine month period was also unfavorably impacted by the absence of a one-time gain of $12 million from the acquisition of Cummins Western Canada in the first quarter of 2010.

Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 25, 2011 vs. September 26, 2010			September 25, 2011 vs. September 26, 2010
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$52	40%	0.5	$140	38%	0.4
Equity, royalty and interest income from investees	11	33%	(0.2)	35	38%	0.1
Selling, general and administrative expenses	(33)	(36)%	0.1	(86)	(33)%	0.3

The increase in gross margin for the three and nine month periods ended September 25, 2011, versus the comparable period in 2010, was primarily due to higher volumes in most products, favorable foreign currency impacts and the acquisition of a previously independent distributor in the fourth quarter of 2010.  The increase in equity, royalty and interest income from investees was primarily due to higher income from North American distributors, especially in the oil and gas markets, and increased parts sales.  The increase in selling, general and administrative expenses was mainly due to higher head count to support our growing business and unfavorable foreign currency impacts.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
	September 25,	September 26,	September 25,	September 26,
In millions	2011	2010	2011	2010
Total segment EBIT	$658	$457	$1,939	$1,170
Non-segment EBIT (1)	(18)	(8)	8	(54)
Total EBIT	$640	$449	$1,947	$1,116
Less:
Interest expense	11	11	34	29
Income before income taxes	$629	$438	$1,913	$1,087

(1)  Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  The nine months ended September 25, 2011, include a $68 million gain ($37 million after-tax) related to the sale of our exhaust business from the Components segment.  The gain has been excluded from segment results as it was not considered by management in its evaluation of operating results for the nine months ended September 25, 2011.  For the three and nine months ended September 26, 2010, unallocated corporate expenses included $32 million of Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses.  In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax during 2004-2008.  Our 2010 results include a pre-tax recovery related to tax credits on imported products arising from this overpayment.  The recovery has been excluded from segment results as it was not considered by management it its evaluation of operating results for the quarter.  There were no other significant unallocated corporate expenses for the three and nine months ended September 25, 2011 and September 26, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  We generate significant ongoing cash flow, which has been used, in part, to fund repurchases of common stock, capital expenditures and pay dividends on our common stock.  Our cash flow from operations in 2011 has more than doubled 2010 cash flow from operations through the first nine months.  Cash provided by operations is our principal source of liquidity.  As of September 25, 2011, other sources of liquidity include:

•                  cash and cash equivalents of $ 1.2 billion, of which approximately 20 percent is located in the United States and 80 percent is located in the U.K., China, Singapore, Brazil and India,

•                  marketable securities of $ 273 million, which are located primarily in India and Brazil,

•                  $1.2 billion available under our revolving credit facility,

•                  $ 271 million available under international and other domestic credit facilities and

•                  $ 187 million, based on eligible receivables, available under our accounts receivable sales program.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases and debt service obligations.

A significant portion of our cash flows is generated outside the U.S.  As of September 25, 2011, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.2 billion, the vast majority of which was located in the U.K., China, India, Brazil and Singapore.  The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.   As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our expansion or operating needs with local resources.  If these funds were repatriated to the U.S. we could be required to accrue and pay U.S. taxes.   At present we do not foresee a need to repatriate any earnings in the near future.  However, we have and will continue to transfer cash from these subsidiaries to us and to other international subsidiaries when it is cost effective to do so.

We continuously monitor our pension assets and believe that we have limited exposure to the European debt crisis.  No sovereign debt instruments of crisis countries are held in the trusts, while any equities are held with large well-diversified multinational firms or are de minimis amounts in large index funds.  In addition, we rebalanced our asset portfolios in the U.S. and the U.K. in 2010 with equities representing a smaller segment of the total portfolios and we continue to rebalance as necessary to maintain our target range.  Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

				Change September 25, 2011 vs.
	September 25,	December 31,	September 26,	December 31,	September 26,
In millions	2011	2010	2010	2010	2010
Cash and cash equivalents	$1,165	$1,023	$937	$142	$228
Marketable securities	273	339	308	(66)	(35)
Accounts and notes receivable	2,666	2,243	2,235	423	431
Inventories	2,295	1,977	1,910	318	385
Other current assets	627	707	588	(80)	39
Current assets	7,026	6,289	5,978	737	1,048

Accounts and loans payable	1,707	1,444	1,437	263	270
Current portion of accrued warranty	417	421	396	(4)	21
Other accrued expenses	1,618	1,395	1,238	223	380
Current liabilities	3,742	3,260	3,071	482	671

Working capital	$3,284	$3,029	$2,907	$255	$377
Current ratio	1.88	1.93	1.95	(0.05)	(0.07)
Days’ sales in receivables	51	59	64	(8)	(13)
Inventory turnover	5.9	5.8	5.5	0.1	0.4

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

Cash Flows

Cash and cash equivalents increased $ 142 million during the nine month period ended September 25, 2011, compared to a $7 million increase in cash and cash equivalents during the comparable period in 2010.  The change in cash and cash equivalents was as follows:

Operating Activities

	Nine months ended
	September 25,	September 26,
In millions	2011	2010	Change
Consolidated net income	$1,374	$749	$625
Depreciation and amortization	243	239	4
Gain on sale of business	(68)	—	(68)
Gain on fair value adjustment for consolidated investee	—	(12)	12
Deferred income taxes	148	83	65
Equity in income of investees, net of dividends	7	(95)	102
Pension contributions in excess of expense	(71)	(114)	43
Excess tax benefits on stock based awards	(4)	(8)	4
Other post-retirement benefits payments in excess of expense	(10)	(22)	12
Stock-based compensation expense	28	17	11
Translation and hedging activities	(14)	10	(24)
Changes in:
Accounts and notes receivable	(469)	(198)	(271)
Inventories	(367)	(524)	157
Other current assets	(5)	(16)	11
Accounts payable	317	336	(19)
Accrued expenses	173	102	71
Changes in other liabilities and deferred revenue	93	97	(4)
Other, net	(7)	(25)	18
Net cash provided by operating activities	$1,368	$619	$749

Net cash provided by operating activities increased for the nine months ended September 25, 2011, versus the comparable period in 2010, primarily due to significantly higher consolidated net income, excluding the gain on the sale of business, higher dividends from equity investees, higher deferred income taxes and lower pension contributions.  These benefits were partially offset by higher working capital requirements.  During the first nine months of 2011, the net increase in working capital resulted in a cash outflow of $351 million compared to a cash outflow of $300 million during the first nine months of 2010.  This increase of $51 million was primarily driven by the higher working capital requirements associated with increased sales volumes.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the third quarter of 2011, financial markets in Europe declined significantly, reversing the prior quarters’ gains in our U.K. trust investments; while the U.S. trust’s liability driven fixed income investments were able to maintain the return trends from the first half of the year into the third quarter.  As a result, for the nine months ended September 25, 2011, the return for our U.S. plan was 7.5 percent while our U.K. plan return was approximately negative 2.5 percent.  Approximately 94 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining six percent of our plan assets are invested in less liquid, but market valued investments, including real estate and private equity.  We made $122 million of pension contributions in the nine months ended September 25, 2011, and we anticipate making total contributions of at least $130 million to our defined benefit pension plans in 2011.  Expected contributions to our defined benefit pension plans in 2011 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $39 million, net of reimbursements, in 2011.  The $122 million of pension contributions in the nine months ended September 25, 2011, included voluntary contributions of $106 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to participants.

Investing Activities

	Nine months ended
	September 25,	September 26,
In millions	2011	2010	Change
Capital expenditures	$(377)	$(170)	$(207)
Investments in internal use software	(31)	(28)	(3)
Proceeds from disposals of property, plant and equipment	5	46	(41)
Investments in and advances to equity investees	(104)	(17)	(87)
Proceeds from sale of business, net of cash sold	111	—	111
Acquisition of businesses, net of cash acquired	—	(77)	77
Investments in marketable securities—acquisitions	(538)	(560)	22
Investments in marketable securities—liquidations	572	452	120
Purchases of other investments	—	(54)	54
Cash flows from derivatives not designated as hedges	4	2	2
Other, net	2	—	2
Net cash used in investing activities	$(356)	$(406)	$50

Net cash used in investing activities decreased for the nine months ended September 25, 2011, versus the comparable period in 2010, primarily due to increased liquidations and decreased acquisitions of marketable securities, proceeds received from the sale of the exhaust business during the second quarter (See Note 4, “DIVESTITURES AND ACQUISITIONS” to our Condensed Consolidated Financial Statements), decreased other investment activity and the acquisition of CWC in 2010.  These were partially offset by increased capital expenditures, additional investments and advances to equity investees, and lower proceeds from dispositions of property, plant and equipment.

Capital expenditures for the nine month period ended September 25, 2011, were $ 377 million compared to $ 170 million in the comparable period in 2010.  We expect capital expenditures to accelerate in the remainder of 2011.  We continue to invest in the development of new products and we plan to spend approximately $600 million to $650 million in 2011.  More than one half of our capital expenditures will be invested outside of the U.S.

During the third quarter, we signed an agreement to sell certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions.  The transaction is expected to close in the fourth quarter of 2011.  The sales price is expected to be approximately $90 million to $95 million, subject to a final financial statement review and includes a note receivable from the buyer of approximately $4 million.  There are no earnouts or other contingencies associated with the sales price.  We expect to recognize a pre-tax gain on the sale of approximately $45 million to $50 million, which includes an allocation of goodwill of approximately $11 million.

Financing Activities

	Nine months ended
	September 25,	September 26,
In millions	2011	2010	Change
Proceeds from borrowings	$96	$163	$(67)
Payments on borrowings and capital lease obligations	(174)	(64)	(110)
Net borrowings under short-term credit agreements	(5)	(4)	(1)
Distributions to noncontrolling interests	(50)	(21)	(29)
Dividend payments on common stock	(178)	(120)	(58)
Proceeds from sale of common stock held by employee benefit trust	—	52	(52)
Repurchases of common stock	(546)	(241)	(305)
Excess tax benefits on stock-based awards	4	8	(4)
Other, net	13	17	(4)
Net cash used in financing activities	$(840)	$(210)	$(630)

Net cash used in financing activities increased for the nine months ended September 25, 2011, versus the comparable period in 2010, primarily due to higher repurchases of common stock, increased payments on borrowings and capital lease obligations and decreased proceeds from borrowings.

Our total debt was $801 million as of September 25, 2011, compared with $843 million as of December 31, 2010.  Total debt as a percent of our total capital, including total long-term debt, was 12.6 percent at September 25, 2011, compared with 14.4 percent at December 31, 2010.

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

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of Cummins common stock upon completion of the $500 million program.  In 2011, we made the following quarterly purchases under these plans:

	2011			Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For each quarter ended	Purchased	Per Share	Repurchases	Capacity
December 2007, $500 million repurchase program
March 27	1.1	$104.47	$111	$—

February 2011, $1 billion repurchase program
March 27	0.8	99.14	79	921
June 26	1.6	110.49	183	738
September 25	1.9	89.55	173	565
Subtotal	4.3	$99.21	$435	565
Total	5.4	$100.23	$546	$565

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the third quarter of 2011 that have impacted these covenants or pricing modifications.  In September 2011, Standard & Poor’s upgraded our credit rating to ‘A’ and changed our outlook to stable.  In June 2011, Fitch upgraded our ratings and changed our outlook to stable.

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

Credit Rating Agency	Senior L-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa2	Stable
Standard & Poor’s	A	Stable
Fitch	A-	Stable

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

A discussion of all other critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2010 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2011.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 3, “RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS,” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2010 Form 10-K.  There have been no material changes in this information since the filing of our 2010 Form 10-K.  Further information regarding financial instruments and risk management is discussed in Note 14, “DERIVATIVES,” in the Notes to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 25, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We conduct significant business operations in Brazil that are subject to the Brazilian federal, state and local labor, social security, tax and customs laws.  While we believe we comply with such laws, they are complex, subject to varying interpretations and we are often engaged in litigation regarding the application of these laws to particular circumstances.  In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax during the period 2004-2008.  Our results include a pre-tax recovery of $32 million recorded in cost of sales ($21 million after-tax) related to tax credits on imported products arising from this overpayment. This recovery has been excluded from segment results as it was not considered by management in its evaluation of operating results for the year.

In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage.  We have submitted a claim for $220 million to our insurance carriers, which includes a claim for business interruption.  As of September 25, 2011, we had received $92 million in recoveries from the insurance carriers.  Our insurance carriers have disputed certain aspects of our claim and the parties have filed suit against each other.

In October 2011, we received $40 million from our insurance carriers to settle all outstanding 2008 flood claims.  As a result, we expect to recognize a gain of approximately $40 million, net of any remaining flood related expenses, in the fourth quarter of 2011.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum
	(a) Total		Shares Purchased	Number of Shares
	Number of	(b) Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)
June 27 - July 31, 2011	1,044	$100.70	—	159,174
August 1 - August 28, 2011	1,933,532	89.56	1,930,709	191,488
August 29 - September 25, 2011	900	95.44	—	193,170
Total	1,935,476	$89.57	1,930,709

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

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock.  As of September 25, 2011, we have $ 565 million available for purchase under this authorization.

During the three month period ended September 25, 2011, we repurchased 4,767 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

ITEM 6. Exhibits

See Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cummins Inc.
Date: October 27, 2011

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