Form 10-K
period 2011-12-31
CUMMINS INC
filed 2012-02-21
CIK 26172

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting stock held by non-affiliates was approximately $18.8 billion at June 26, 2011. This value includes all shares of the registrant's common stock, except for treasury shares.

          As of February 3, 2012, there were 191,927,547 shares outstanding of $2.50 par value common stock.

Documents Incorporated by Reference

          Portions of the registrant's definitive Proxy Statement for its 2012 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2011, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

Website Access to Company's Reports

          We maintain an internet website at www.cummins.com. Investors may obtain copies of our filings from this website free of charge as soon as reasonable practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission.

CUMMINS INC. AND SUBSIDIARIES

        Cummins Inc. and its consolidated subsidiaries are hereinafter sometimes referred to as "Cummins," "we," "our," or "us."

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

        Certain parts of this annual report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should," or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Some of the future factors that could affect the outcome of forward-looking statements include the following:

  •
  general economic, business and financing conditions, including emerging markets;

  •
  a slowdown in infrastructure development;

  •
  increasingly stringent environmental laws and regulations;

  •
  unpredictability in the adoption, implementation and enforcement of emission standards around the world;

  •
  the actions of joint ventures and other investees that we do not directly control;

  •
  changes in the outsourcing practices of significant customers;

  •
  any significant problems in our new engine platforms;

  •
  currency exchange rate changes;

  •
  supply shortages and supplier financial risk;

  •
  variability in material and commodity costs;

  •
  product recalls and liability claims;

  •
  competitor pricing activity;

  •
  increasing global competition among our customers;

  •
  global political and economic conditions;

  •
  changes in taxation;

  •
  the price and availability of energy;

  •
  increasing our capacity and production at the appropriate pace;

  •
  the development of new technologies;

  •
  obtaining customers for our new light-duty diesel engine platform;

  •
  new governmental actions, legislation and regulations;

  •
  the performance of our pension plan assets;

  •
  labor relations;

  •
  changes in accounting standards;

  •
  our sales mix of products;

  •
  protection and validity of our patent and other intellectual property rights;

  •
  technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

  •
  the cyclical nature of some of our markets;

  •
  the outcome of pending and future litigation and governmental proceedings;

  •
  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business; and

  •
  other risk factors described in Item IA under the caption "Risk Factors."

        Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are made only as of the date of this annual report and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    Business

OVERVIEW

        Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, exhaust aftertreatment, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of more than 600 company-owned and independent distributor locations and more than 6,500 dealer locations in more than 190 countries and territories.

OPERATING SEGMENTS

        We have four complementary operating segments: Engine, Components, Power Generation and Distribution. These segments share technology, customers, strategic partners, brand recognition and our distribution network in order to compete more efficiently and effectively in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products compete primarily on the basis of performance, fuel economy, speed of delivery, quality, customer support and price. Financial information about our operating segments, including geographic information, is incorporated by reference from Note 23, "OPERATING SEGMENTS," to our Consolidated Financial Statements.

Engine Segment

        Engine segment sales and earnings before interest and taxes (EBIT) as a percentage of consolidated results were:

	Years ended December 31,
	2011	2010	2009
Percent of consolidated net sales(1)	52%	49%	49%
Percent of consolidated EBIT(1)	53%	48%	34%

(1)
Measured before intersegment eliminations

        Our Engine segment manufactures and markets a broad range of diesel and natural gas powered engines under the Cummins brand name, as well as certain customer brand names, for the heavy- and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products including:

  •
  Engines with a displacement range of 1.4 to 91 liters and horsepower ranging from 31 to 3,500 and

  •
  New parts and service, as well as remanufactured parts and engines, through our extensive distribution network.

        Our Engine segment is organized by engine displacement size and serves these end-user markets:

  •
  Heavy-Duty Truck—We manufacture diesel engines that range from 310 to 620 horsepower serving global heavy-duty truck customers worldwide.

  •
  Medium-Duty Truck and Bus—We manufacture medium-duty diesel engines ranging from 200 to 380 horsepower serving medium-duty and inter-city delivery truck customers worldwide, with key markets including: Latin America, North America, Europe and Mexico. We also provide diesel or natural gas engines for school buses, transit buses and shuttle buses worldwide, with key markets including North America, Asia, Europe and Latin America.

  •
  Light-Duty Automotive and RV—We manufacture 305 to 350 horsepower diesel engines for Chrysler's heavy-duty chassis cab and pickup trucks and 300 to 600 horsepower diesel engines for Class A motor homes (RVs), primarily in North America.

  •
  Industrial—We provide mid-range, heavy-duty and high-horsepower engines that range from 31 to 3,500 horsepower for a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation and commercial and recreational marine applications throughout the world. Across these markets we have major customers in North America, Europe/Middle East/Africa (EMEA), China, India, South Korea, Latin America, Russia, Japan, Southeast Asia, South Pacific and Mexico.

        The principal customers of our heavy- and medium-duty truck engines include truck manufacturers such as PACCAR Inc (PACCAR), Daimler Trucks North America, MAN Latin America and Ford. We sell our industrial engines to manufacturers of construction, agricultural and marine equipment, including Komatsu, Hyundai, Belaz, Liugong and Hitachi. The principal customers of our light-duty on-highway engines are Chrysler and manufacturers of RVs.

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

Components Segment

        Components segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2011	2010	2009
Percent of consolidated net sales(1)	18%	19%	18%
Percent of consolidated EBIT(1)	18%	16%	13%

(1)
Measured before intersegment eliminations

        Our Components segment supplies products which complement our Engine segment, including filtration products, turbochargers, aftertreatment systems, intake and exhaust systems and fuel systems for commercial diesel applications. We manufacture filtration and exhaust systems for on- and off-highway heavy-duty and mid-range equipment, and we are a supplier of filtration products for industrial and passenger car applications. In addition, we develop aftertreatment and exhaust systems to help our customers meet increasingly stringent emission standards and fuel systems which to date have primarily supplied our Engine segment and our joint venture partner Scania.

        Our Components segment is organized around the following businesses:

  •
  Emission solutions—Our emission solutions business is a global leader in designing, manufacturing and integrating exhaust aftertreatment technology and solutions for the commercial on-and off-highway medium-duty, heavy-duty and high-horsepower engine markets.

    Our emission solutions business develops and produces various emission solutions, including custom engineering systems and integrated controls, oxidation catalysts, particulate filters, oxides of nitrogen (NOx) reduction systems such as selective catalytic reduction and NOx adsorbers and engineered components such as dosers and sensors. Our emissions solutions business has key operations in Indiana, Wisconsin, South Africa, the United Kingdom (U.K.), China, Brazil and India and serves both OEM and engine first fit and retrofit customers.

  •
  Turbo technologies—Our turbo technologies business designs, manufactures and markets turbochargers for light-duty, mid-range, heavy-duty and high-horsepower diesel markets with manufacturing facilities in five countries and sales and distribution worldwide. Our turbo technologies business provides critical air handling technologies for engines, including variable geometry turbochargers, to meet challenging performance requirements and worldwide emission standards. Our turbo technologies business primarily serves markets in North America, Asia and Europe.

  •
  Filtration—Our filtration business designs and manufactures filtration, coolant and chemical products. The filtration business offers over 7,000 products including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolant, diesel exhaust fluid, fuel additives and other filtration systems to OEMs, dealers/distributors and end users. Our filtration business supports a wide customer base in a diverse range of markets including on-highway, off-highway, oil and gas, agriculture, marine, industrial and light-duty automotive. We produce and sell globally recognized Fleetguard® branded products in over 160 countries including countries in North America, South America, Europe, Asia, Africa and Australia. Fleetguard products are available through thousands of distribution points worldwide.

  •
  Fuel systems—Our fuel systems business designs and manufactures new and replacement fuel systems primarily for heavy-duty on-highway diesel engine applications and also remanufactures fuel systems and engine control modules. Scania and Komatsu are our fuel systems business' primary external customers. Scania is also our partner in two joint ventures within our fuel systems business. The Cummins-Scania High Pressure Injection, LLC joint venture currently manufactures fuel systems used internally and by Scania while the Cummins-Scania XPI joint venture currently produces advanced technology fuel systems for medium- and heavy-duty engines used internally and by Scania.

        Customers of our Components segment generally include our Engine and Distribution segments, truck manufacturers and other OEMs, many of which are also customers of our Engine segment, such as PACCAR, Daimler, Volvo, Iveco, Scania and other manufacturers that use our components in their product platforms.

        Our Components segment competes with other manufacturers of filtration, exhaust and fuel systems and turbochargers. Our primary competitors in these markets include Donaldson Company, Inc., Clarcor Inc., Mann+Hummel Group, Honeywell International, Borg-Warner, Robert Bosch GmbH, Tenneco Inc., Eberspacher Holding GmbH & Co. KG and Denso Corporation.

        In the second quarter of 2011, we sold certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings. This business was historically included in our Components segment. The sales price was $123 million. We recognized a gain on the sale of $68 million ($37 million after-tax), which included a goodwill allocation of $19 million. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2011.

        Sales for this business were $62 million, $171 million and $126 million in 2011 (through closing), 2010 and 2009, respectively. Operating results for this business were approximately $9 million, $22 million and $11 million in 2011 (through closing), 2010 and 2009, respectively.

        During the fourth quarter of 2011, we sold certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions. The sales price was $90 million and included a note receivable from the buyer of approximately $1 million. There are no earnouts or other contingencies associated with the sales price. We recognized a gain on the sale of $53 million ($33 million after-tax), which included a goodwill allocation of $6 million. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2011.

        Sales for this business were $64 million, $74 million and $54 million in 2011 (through closing), 2010 and 2009, respectively. Operating results for this business were approximately $13 million, $9 million and $2 million in 2011 (through closing), 2010 and 2009, respectively.

Power Generation Segment

        Power Generation segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2011	2010	2009
Percent of consolidated net sales(1)	16%	18%	19%
Percent of consolidated EBIT(1)	14%	18%	22%

(1)
Measured before intersegment eliminations

        Our Power Generation segment designs and manufactures most of the components that make up power generation systems, including engines, controls, alternators, transfer switches and switchgear. This segment is a global provider of power generation systems, components and services for a diversified customer base, including the following:

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

  •
  Mobile power solutions, which provide a secondary source of power (other than drivetrain power) for mobile applications.

        Our Power Generation segment is organized around the following businesses:

  •
  Commercial products—Our commercial products business manufactures generators for commercial applications ranging from 5 kilowatts to 2.75 megawatts.

  •
  Generator technologies—Our generator technologies business manufactures and sells its alternator products internally as well as to other generator set assemblers. Our products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kilovolt-amperes (kVA) to 30,000 kVA.

  •
  Commercial projects—Our commercial projects business includes mainly all of our natural gas-fired generator business, our power generation project business and our military business.

  •
  Consumer—Our consumer business manufactures and sells consumer products under the Cummins Onan brand name including diesel, natural gas, gasoline and alternative-fuel electrical generator sets for use in RVs, commercial vehicles, recreational marine applications and home stand-by or residential applications.

  •
  Power electronics—Our power electronics business designs and builds generator controls. We also sell switch gear and transfer switches to both internal and external customers. This business integrates well with our commercial products business, providing complete customized solutions to customers.

        This segment continuously explores emerging technologies, such as fuel cells, wind and hybrid solutions and provides integrated power generation products using technologies other than reciprocating engines. We use our own research and development capabilities as well as those of our business partnerships to develop cost-effective and environmentally sound power solutions.

        Our customer base for our power generation products is highly diversified, with customer groups varying based on their power needs. India, East Asia, the U.K., Latin America, Western Europe and the Middle East are our largest geographic markets outside of North America.

        Power Generation competes with a variety of engine manufacturers and generator set assemblers across the world. CAT, Tognum (MTU) and Kohler/SDMO (Kohler Group) remain our primary competitors, but we also compete with FG Wilson (CAT group), Generac, Mitsubishi (MHI) and numerous regional generator set assemblers. Our generator technologies business competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.

Distribution Segment

        Distribution segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2011	2010	2009
Percent of consolidated net sales(1)	14%	14%	14%
Percent of consolidated EBIT(1)	15%	18%	31%

(1)
Measured before intersegment eliminations

        Our Distribution segment consists of 22 company-owned and 18 joint venture distributors that service and distribute the full range of our products and services to end-users at approximately 400 locations in approximately 70 distribution territories. Our company-owned distributors are located in key markets, including North America, Australia, Europe, the Middle East, India, China, Africa, Russia, Japan, Brazil and Singapore, while our joint venture distributors are located in North America, South America, Africa, China, Thailand, Singapore and Vietnam.

        The Distribution segment consists of the following businesses which service and/or distribute the full range of our products and services:

  •
  Parts and filtration,

  •
  Power generation,

  •
  Engines and

  •
  Service.

        The Distribution segment is organized into five primary geographic regions:

  •
  Asia Pacific,

  •
  Europe and the Middle East (EME),

  •
  North and Central America,

  •
  Africa and

  •
  South America.

        Asia Pacific and EME are composed of six smaller regional distributor organizations (South Pacific, Greater Europe, the Middle East, China, India and Northeast/Southeast Asia) which allow us to better manage these vast geographic territories.

        North and Central America are mostly comprised of a network of partially-owned distributors. Internationally, our network consists of independent, partially-owned and wholly-owned distributors. Through these networks, we provide parts and service to our customers. These full-service solutions include maintenance contracts, engineering services and integrated products, where we customize our products to cater to specific needs of end-users. Our distributors also serve and develop dealers, predominantly OEM dealers, in their territories by providing new products, technical support, tools, training, parts and product information.

        In addition to managing our involvement with our wholly-owned and partially-owned distributors, our Distribution segment is responsible for managing the performance and capabilities of our independent distributors. Our Distribution segment serves a highly diverse customer base with approximately 47 percent of its 2011 sales being generated from new engines and power generation equipment, compared to 42 percent in 2010, with its remaining sales generated by parts and service revenue.

        Financial information about our distributors accounted for under the equity method are incorporated by reference from Note 3, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements.

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

        On January 4, 2010, we acquired the remaining 70 percent interest in Cummins Western Canada (CWC) from our former principal for consideration of approximately $71 million in order to increase our ownership interests in key portions of the distribution channel. We formed a new partnership with a new distributor principal in which we own 80 percent of CWC and the new distributor principal owns 20 percent. The acquisition, which was effective on January 1, 2010, was accounted for as a business combination and resulted in $2 million of goodwill. The results of the acquired entity for 2011 and 2010 were included in the Distribution operating segment. The assets of the acquired business were primarily inventory, fixed assets and accounts receivable. See Note 2, "DIVESTITURES AND ACQUISITIONS," to our Consolidated Financial Statements for additional detail.

        Our distributors compete with distributors or dealers that offer similar products. In many cases, these competing distributors or dealers are owned by, or affiliated with the companies that are listed above as competitors of our Engine, Components or Power Generation segments. These competitors vary by geographical location.

JOINT VENTURES, ALLIANCES AND NON-WHOLLY-OWNED SUBSIDIARIES

        We have entered into a number of joint venture agreements and alliances with business partners around the world. Our joint ventures are either distribution or manufacturing entities. We also own controlling interests in non-wholly-owned manufacturing and distribution subsidiaries. Three entities, in which we own more than a 50 percent equity interest, are consolidated in our Distribution segment results as well as several manufacturing joint ventures in the other operating segments.

        In the event of a change of control of either party to certain of these joint ventures and other strategic alliances, certain consequences may result including automatic termination and liquidation of the venture, exercise of "put" or "call" rights of ownership by the non-acquired partner, termination or transfer of technology license rights to the non-acquired partner and increases in component transfer prices to the acquired partner. We will continue to evaluate joint venture and partnership opportunities in order to penetrate new markets, develop new products and generate manufacturing and operational efficiencies.

        Financial information about our investments in joint ventures and alliances is incorporated by reference from Note 3, "INVESTMENTS IN EQUITY INVESTEES," to the Consolidated Financial Statements.

        Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2011		2010		2009
Distribution Entities
North American distributors	$134	36%	$101	32%	$100	51%
Komatsu Cummins Chile, Ltda.	22	6%	16	5%	12	6%
All other distributors	4	1%	3	1%	3	1%
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	80	21%	99	31%	33	17%
Chongqing Cummins Engine Company, Ltd.	68	18%	46	14%	36	18%
Shanghai Fleetguard Filter Co., Ltd.	15	4%	12	4%	7	4%
Tata Cummins, Ltd.	14	4%	14	4%	5	3%
Cummins Westport, Inc.	14	4%	10	3%	3	1%
Valvoline Cummins, Ltd.	7	2%	8	3%	7	4%
Komatsu manufacturing alliances	3	1%	11	3%	(2)	(1)%
Cummins MerCruiser Diesel Marine, LLC	(3)	(1)%	(3)	(1)%	(10)	(5)%
Beijing Foton Cummins Engine Co., Ltd.	(7)	(2)%	(16)	(5)%	(5)	(3)%
All other manufacturers	24	6%	20	6%	7	4%

Cummins share of net income(1)	$375	100%	$321	100%	$196	100%

(1)
This total represents our share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to the "equity, royalty and interest income from investees" in the Consolidated Statements of Income, see Note 3, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements.

Distribution Entities

  •
  North American Distributors—Our distribution channel in North America includes 12 partially-owned distributors. Our equity interests in these nonconsolidated entities range from 30 percent to 50 percent. We also have more than a 50 percent ownership interest in three partially owned distributors which we consolidate. While each distributor is a separate legal entity, the business of each is substantially the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

  •
  Komatsu Cummins Chile, Ltda.—Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in the Chilean market.

        Our distribution agreements with independent and partially-owned distributors generally have a renewable three-year term and are restricted to specified territories. Our distributors develop and maintain a network of dealers with which we have no direct relationship. Our distributors are permitted to sell other, noncompetitive products only with our consent. We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the trademarks, except to authorized dealers, without our consent. Products are sold to the distributors at standard domestic or international distributor net prices, as applicable. Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales. Subject to local laws, we can generally refuse to renew these agreements upon expiration or terminate them upon written notice for inadequate sales, change in principal ownership and certain other reasons. Distributors also have the right to terminate the agreements upon 60-day notice without cause, or 30-day notice for cause. Upon termination or failure to renew, we are required to purchase the distributor's current inventory, signage and special tools, and may, at our option purchase other assets of the distributor, but are under no obligation to do so.

        See further discussion of our distribution network under the Distribution segment section above.

Manufacturing Entities

        Our manufacturing joint ventures have generally been formed with customers and generally are intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Generation segment manufacturing facilities. Our Components segment joint ventures and wholly owned entities provide fuel system, filtration and turbocharger products that are used in our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest are included in "Equity, royalty and interest income from investees" and "Investments and advances related to equity method investees" in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.

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

  •
  Chongqing Cummins Engine Company, Ltd.—Chongqing Cummins Engine Company, Ltd. (CCEC) is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines, primarily serving the industrial and stationary power markets in China.

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

  •
  Cummins Westport, Inc.—Cummins Westport, Inc. is a joint venture in Canada with Westport Innovations Inc. to market and sell automotive spark-ignited natural gas engines worldwide and to participate in joint technology projects on low-emission technologies.

  •
  Valvoline Cummins, Ltd.—Valvoline Cummins, Ltd. is a joint venture in India with Ashland Inc., USA. This joint venture manufactures and distributes lubricants and oil related products in India which are used in automotive and industrial applications. Products include transmission fluids, hydraulic lubricants, automotive filters, cooling system products, greases and specialty products.

  •
  Komatsu manufacturing alliances—Komatsu manufacturing alliances consists of two manufacturing joint ventures and one design joint venture including Komatsu Cummins Engine Company (KCEC) in Japan and Cummins Komatsu Engine Company (CKEC) in the United States (U.S.) with Komatsu Ltd. These joint ventures manufacture Cummins-designed medium-duty engines in Japan and Komatsu-designed high-horsepower engines in the U.S. The industrial engine design joint venture is located in Japan.

  •
  Cummins MerCruiser Diesel Marine, LLC—Cummins MerCruiser Diesel Marine, LLC (CMD) is a joint venture in the U.S. with Mercury Marine, a division of Brunswick Corporation, to develop, manufacture and sell recreational marine diesel products, including engines, sterndrive packages, inboard packages, instrument and controls, service systems and replacement and service parts and assemblies, complete integration systems and other related products. In the fourth quarter of 2011, Cummins Inc. and Mercury Marine announced a plan to dissolve their joint venture and to transition to a strategic supply arrangement between the two companies to more effectively and efficiently serve customers in the global diesel marine market. All business activities will move from CMD to the parent companies, with completion of the transition anticipated by mid-2012. CMD will conduct business as usual through the transition. Cummins will continue to use Mercury Marine drives and control systems in conjunction with its extensive offering of mid-range and heavy-duty marine engines. This move will leverage Cummins' strong global distribution footprint and create additional synergy with other Cummins recreational marine products, including marine generator sets offered under the Cummins Onan brand. The dissolution of the joint venture is not expected to have a significant impact on the financial results of Cummins.

  •
  Beijing Foton Cummins Engine Co., Ltd.—Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beijing Foton Motor Co., Ltd., a commercial vehicle manufacturer, which produces ISF 2.8 liter and ISF 3.8 liter families of Cummins high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles. Certain types of marine, small construction equipment and industrial applications are also served by these engine families.

Non-Wholly-Owned Manufacturing Subsidiary

        We have a controlling interest in Cummins India Ltd. (CIL), which is a publicly listed company on various stock exchanges in India. CIL produces mid-range, heavy-duty and high-horsepower engines, as well as generators for the Indian and export markets. CIL also produces compressed natural gas spark-ignited engines licensed from another of our joint ventures. CIL's net income attributable to Cummins was $44 million, $46 million and $28 million for 2011, 2010 and 2009, respectively.

SUPPLY

        We source our materials and manufactured components from leading suppliers both domestically and internationally. We machine and assemble some of the components used in our engines and power generation units, including blocks, heads, turbochargers, connecting rods, camshafts, crankshafts, filters, exhaust systems, alternators and fuel systems. We single source approximately 60 to 70 percent of the total types of parts in our product designs. We have long-term agreements with critical suppliers to help assure our capacity, delivery and quality requirements including one "take or pay" contract with an emission solutions business supplier requiring us to purchase approximately $73 million annually from 2012 through 2018. Although we elect to source a relatively high proportion of our total raw materials and component requirements from sole suppliers, we have established a process to annually review our sourcing strategies with a focus on the reduction of risk, which has led us to dual source critical components, where possible, and establish programs to proactively detect suppliers with potential risks. We are also developing suppliers in many global or emerging markets to serve our businesses across the globe and provide alternative sources in the event of disruption from existing suppliers.

PATENTS AND TRADEMARKS

        We own or control a significant number of patents and trademarks relating to the products we manufacture. These patents and trademarks were granted and registered over a period of years. Although these patents and trademarks are generally considered beneficial to our operations, we do not believe any patent, group of patents, or trademark (other than our leading brand house trademarks) is significant to our business.

SEASONALITY

        While individual product lines may experience modest seasonal declines in production, there is no material effect on the demand for the majority of our products on a quarterly basis with the exception that our Power Generation segment normally experiences seasonal declines in the first quarter due to general declines in construction spending during this period and our Distribution segment normally experiences seasonal declines in its first quarter business activity due to holiday periods in Asia and Australia.

LARGEST CUSTOMERS

        We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for approximately 12 percent of our consolidated net sales in 2011, compared to approximately seven percent in 2010 and nine percent in 2009. We have long-term supply agreements with PACCAR for our heavy-duty ISX 15 liter and ISX 11.9 liter engines and our ISL 9 liter mid-range engine. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines. PACCAR is our only customer accounting for more than ten percent of our net sales in 2011. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have been an engine supplier to PACCAR for over 67 years. A summary of principal customers for each operating segment is included in our segment discussion.

        In addition to our agreement with PACCAR, we have long-term heavy-duty engine supply agreements with Volvo Trucks North America and long-term mid-range supply agreements with Daimler Trucks North America, Ford and MAN. We also have an agreement with Chrysler for supplying the engine for its Ram trucks. In our off-highway markets, we have various engine and component supply agreements ranging across our midrange and high-horsepower businesses with Komatsu Ltd., as well as various joint ventures and other license agreements in our Engine, Component and Distribution segments. Collectively, our net sales to these seven customers, including PACCAR, was approximately 31 percent of our consolidated net sales in 2011, compared to approximately 25 percent in 2010 and 23 percent in 2009. Excluding PACCAR, net sales to individual customers were less than six percent of our consolidated net sales to any single customer in 2011, compared to less than four percent in 2010 and 2009. These agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help assure the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.

BACKLOG

        Our 2011 lead times for the majority of our businesses remained consistent or improved from their 2010 levels. While we have supply agreements with some truck and off-highway equipment OEMs, most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm.

RESEARCH AND DEVELOPMENT EXPENSE

        Our research and development program is focused on product improvements, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. Research and development expenses, net of contract reimbursements, were $621 million in 2011, $402 million in 2010 and $362 million in 2009. Contract reimbursements were $75 million in 2011, $68 million in 2010 and $92 million in 2009.

        For 2011, 2010 and 2009, approximately $1 million, $38 million and $151 million or less than one percent, nine percent and 42 percent respectively, of our research and development expenditures were directly related to compliance with 2010 Environmental Protection Agency (EPA) emission standards. For 2011 and 2010, approximately $104 million and $36 million or 17 percent and nine percent, of our research and development expenditures were directly related to compliance with 2013 EPA emission standards. In 2011, we increased our research, development and engineering expenses as we continued to invest in future critical technologies and products. We will continue to make investments to improve our current technologies, continue to meet the future emission requirements around the world and improve fuel economy.

ENVIRONMENTAL COMPLIANCE

Sustainability

        We continue to be a leader in sustainable business development and practices. We have invested significantly to further lower emissions from and increase the efficiency of our products. Our ten climate change principles direct our actions to address this environmental challenge across our products, businesses, employees and communities. We have worked collaboratively with customers to improve their fuel economy and reduce their carbon footprint. We have significantly reduced greenhouse gas (GHG) emissions from our facilities and exceeded our 2010 goal of 25 percent intensity reduction by achieving a 28 percent reduction, resulting in a savings of approximately $20 million annually. We will continue these efforts through our new facility goal to expand this reduction to 40 percent GHG intensity reduction by 2015. Over the past three years, we have reduced water usage by 22 percent, reduced hazardous waste produced during manufacturing by 26 percent and landfill waste by 11 percent, normalized to employee hours. We have articulated our positions on key public policy issues surrounding a wide range of environmental issues and were actively engaged in developing the first-ever GHG and fuel efficiency standards for commercial vehicles that were finalized in the U.S. in 2010. For the seventh consecutive year, we were named to the Dow Jones World Sustainability Index, which recognizes the top 10 percent of the world's largest 2,500 companies in economic, environmental and social leadership. Our sustainability report for 2010/2011 as well as a supplement of more detailed environmental data is available on our website at www.cummins.com.

Product Environmental Compliance

        Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emission and noise. Our products comply with all current emission standards that the EPA, the California Air Resources Board (CARB) and other state and international regulatory agencies have established for heavy-duty on-highway diesel and gas engines and off-highway engines. Our ability to comply with these and future emission standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Our failure to comply with these standards could result in adverse effects on our future financial results.

EPA Engine Certifications

        The current on-highway emission standards came into effect in the U.S. on January 1, 2010. To meet the 2010 U.S. EPA heavy-duty on-highway emission standards, we used an evolution of our proven 2007 technology solution to maintain power and torque with substantial fuel economy improvement and maintenance intervals comparable with our 2007 compliant engines. We offer a complete lineup of on-highway engines to meet the near-zero emission standards. Mid-range and heavy-duty engines for EPA 2010 require NOx aftertreatment. NOx reduction is achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, Selective Catalytic Reduction (SCR) technology, next-generation cooled exhaust gas recirculation (EGR), advanced electronic controls, proven air handling and the Cummins Particulate Filter. For model year 2011 we made changes to the engine control module in response to EPA's and CARB's evolving SCR guidance. The EPA and CARB have certified that our engines meet the 2011 emission requirements. Emission standards in international markets, including Europe, Japan, Mexico, Australia, Brazil, India and China are becoming more stringent. We believe that our experience in meeting U.S. emission standards leaves us well positioned to take advantage of opportunities in these markets as the need for emission control capability grows.

        Federal and California regulations require manufacturers to report failures of emission-related components to the EPA and CARB when the failure rate reaches a specified level. At higher failure rates, a product recall may be required. In 2011, we submitted five reports to the EPA relating to software corrections in our engine control module. These software corrections related to the engine control module necessitated the campaigns of approximately 1,250 engines at a cost of less than $1 million.

Other Environmental Statutes and Regulations

        Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of our annual capital outlays and are not expected to be material in 2012. Except as follows, we believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.

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

        In addition, we have two other sites where we are working with governmental authorities on remediation projects. The costs for these remediation projects are not expected to be material.

EMPLOYEES

        As of December 31, 2011, we employed approximately 43,900 persons worldwide. Approximately 15,700 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2012 and 2015.

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

        We also have a Corporate Governance webpage. You can access our Governance Documents webpage through our internet site, www.cummins.com, by clicking on the heading "Investors and Media," followed by the "Investor Relations" link and then the topic heading of "Governance Documents" within the "Corporate Governance" heading. Code of Conduct, Committee Charters and other governance documents are included at this site. Our Code of Conduct applies to all employees, regardless of their position or the country in which they work. It also applies to the employees of any entity owned or controlled by us. We will post any amendments to the Code of Conduct and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange LLC (NYSE), on our internet site. The information on our internet site is not incorporated by reference into this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Following are the names and ages of our executive officers, their positions with us as of January 31, 2012, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
N. Thomas Linebarger (49)	Chairman of the Board of Directors and Chief Executive Officer (2012)	President and Chief Operating Officer (2008-2011), Executive Vice President and President—Power Generation (2005-2008)
Sharon R. Barner (54)	Vice President—General Counsel (2012)
Partner—Law firm of Foley & Lardner (2011-2012)
Deputy Under Secretary of Commerce—Intellectual Property and Deputy Director of the United States Patent and Trademark Office (2009-2011)
Partner—Law firm of Foley & Lardner (1996-2009)
Jean S. Blackwell (57)	Executive Vice President, Corporate Responsibility (2008)	Executive Vice President—Chief Financial Officer (2005-2008)
Pamela L. Carter (62)	Vice President and President—Distribution Business (2007)	Vice President and President—Cummins Filtration (2005-2007)
Steven M. Chapman (57)	Group Vice President—China and Russia (2009)	Vice President—Emerging Markets and Businesses (2005-2009)
Jill E. Cook (48)	Vice President—Human Resources (2003)
Richard J. Freeland (54)	Vice President and President—Engine Business (2010)	Vice President and President—Components Group (2008-2010), Vice President and President—Worldwide Distribution Business (2005-2008)
Mark R. Gerstle (56)	Vice President—Community Relations (2011)	Vice President—Chief Administrative Officer (2008-2011), Vice President—Corporate Quality and Chief Risk Officer (2005-2008)
Richard E. Harris (59)	Vice President—Chief Investment Officer (2008)	Vice President—Treasurer (2003-2008)
Marsha L. Hunt (48)	Vice President—Corporate Controller (2003)
Marya M. Rose (49)	Vice President—Chief Administrative Officer (2011)	Vice President—General Counsel and Corporate Secretary (2001-2011)
Livingston L. Satterthwaite (51)	Vice President and President—Power Generation (2008)	Vice President—Generator Set Business (2003-2008)
Anant Talaulicar (50)	Vice President and President—Components Group (2010)	Vice President and Managing Director—India ABO (2004-present), Chairman and Managing Director—Cummins India Ltd. (2003-present)
John C. Wall (60)	Vice President—Chief Technical Officer (2000)
Patrick J. Ward (48)	Vice President—Chief Financial Officer (2008)	Vice President—Engine Business Controller (2006-2008)
Lisa M. Yoder (48)	Vice President—Global Supply Chain & Manufacturing (2011)	Vice President—Corporate Supply Chain (2010-2011), Executive Director—Supply Chain & Operations-Power Generation (2007-2010)

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

ITEM 1A.    Risk Factors

        Set forth below and elsewhere in this Annual Report on Form 10-K are some of the principal risks and uncertainties that could cause our actual business results to differ materially from any forward-looking statements contained in this Report and could individually, or in combination, have a material adverse effect on our results of operations, financial position or cash flows. These risk factors should be considered in addition to our cautionary comments concerning forward-looking statements in this Report, including statements related to markets for our products and trends in our business that involve a number of risks and uncertainties. Our separate section above, "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION," should be considered in addition to the following statements.

Another sustained slowdown or significant downturn in our markets could materially and adversely affect our results of operations, financial condition or cash flows again.

        Although emerging markets, notably China, India and Brazil, experienced strong growth and certain domestic markets showed more robust recoveries in 2011, the global economy remains fragile. Growth rates in certain emerging markets, including China and India, began to slow in the second half of 2011 as governments looked to control inflation through tight monetary policies, while in the developed economies, particularly in Europe, the recovery remains sluggish due to the unwinding of fiscal stimuli, lingering high unemployment, concerns over European sovereign debt issues and the tightening of government budgets. As a result, further disruptions in Europe or in other economies could affect our revenues or liquidity. Continued inflationary pressures in emerging market countries could cause their governments to further tighten credit and raise interest rates, resulting in slowing economic growth. If the global economy, or some of our significant markets, were to undergo a sustained slowdown or another significant downturn, depending upon the length, duration and severity of such a slowdown or downturn, our results of operations, financial condition and cash flow would almost certainly be materially adversely affected again. Specifically, our revenues would likely decrease, we may be forced to consider further restructuring actions, we may need to increase our allowance for doubtful accounts, our days sales outstanding may increase and we could experience impairments to assets of certain of our businesses.

A slowdown in infrastructure development could adversely affect our business.

        Infrastructure development has been a significant driver of our business in recent years. Some governments and financial institutions have tightened credit availability and made the terms of available credit more onerous, which may lead to a slowdown in economic growth and infrastructure spending. Concern over inflationary or other economic pressures may cause governments or financial institutions to take similar measures in the future. General weakness in economic growth or the perception that infrastructure has been overbuilt also may lead to a decrease in infrastructure spending. Any significant declines in infrastructure development that result from these circumstances could adversely affect our business.

Unpredictability in the adoption, implementation and enforcement of increasingly stringent emission standards could adversely affect our business.

        Our engines are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the EPA, the European Union, state regulatory agencies (such as the CARB) and other regulatory agencies around the world. We have made, and will be required to continue to make, significant capital and research expenditures to comply with these emission standards. Developing engines to meet changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emission. For example, we were required to develop new engines to comply with stringent emission standards in the U.S. by January 1, 2010, including the reduction of NOx emission to near zero levels, among other requirements. While we were able to meet this and previous deadlines, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties. In addition to these risks, the nature and timing of government implementation and enforcement of increasingly stringent emission standards around the world is unpredictable and subject to change, delays and reversals that can result in new or modified products that we have developed to comply with the standards becoming unnecessary, or becoming necessary later than expected, and in some cases negating our competitive advantage. This in turn can delay, diminish or eliminate the expected return on capital and research expenditures that we have invested in such products and may adversely affect our perceived competitive advantage in being an early, advanced developer of compliant engines.

We rely on income from investees that we do not directly control.

        Our net income includes significant equity, royalty and interest income from investees that we do not directly control. For 2011, we recognized $ 416 million of equity, royalty and interest income from investees, compared to $ 351 million in 2010. The majority of our equity, royalty and interest income from investees comes from our 12 unconsolidated North American distributors and from two of our joint ventures in China, Dongfeng Cummins Engine Company, Ltd. ("DCEC") and Chongqing Cummins Engine Company, Ltd. ("CCEC"). Our equity ownership interests in our unconsolidated North American distributors generally range from 30 percent to 50 percent. We have 50 percent equity ownership interests in DCEC and CCEC. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or operations, which puts a substantial portion of our net income at risk from the actions or inactions of these other entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations.

Our truck manufacturers and OEM customers may not continue to outsource their engine supply needs.

        Several of our engine customers, including PACCAR, Volvo AB and Chrysler, are truck manufacturers or OEMs that manufacture engines for some of their own products. Despite their own engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission capabilities, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. Increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could have a material adverse effect on our results of operations.

The discovery of any significant problems with our new engine platforms in North America could materially adversely impact our results of operations, financial condition and cash flows.

        The Environmental Protection Agency (EPA) and California Air Resources Board (CARB) have certified all of our 2011 on-highway and off-highway engines, which utilize selective catalytic reduction (SCR) technology to meet requisite emission levels. We introduced SCR technology into our engine platforms in 2010. The effective performance of SCR technology and the overall performance of these engine platforms impact a number of our operating segments and remain crucial to our success in North America. While these 2010 engine platforms have performed well in the field, the discovery of any significant problems in these platforms could result in recall campaigns, increased warranty costs, reputational risk and brand risk.

We are subject to currency exchange rate and other related risks.

        We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. While we customarily enter into financial transactions that attempt to address these risks, there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations, financial condition and cash flows. In addition, while the use of currency hedging instruments may provide us with some protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

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

        During the recession, lower production levels for some of our key suppliers, increases in certain raw material, commodity and energy costs and the global credit market crisis resulted in severe financial distress among many companies within the automotive supply base. A return to financial distress within the automotive industry and our shared supply base and/or the subsequent bankruptcy of one or more automakers may lead to further supplier bankruptcies, commercial disputes, supply chain interruptions, supplier requests for company sponsored capital support or a collapse of the supply chain.

We are vulnerable to supply shortages from single-sourced suppliers.

        During 2011, we single sourced approximately 60 to 70 percent of the total types of parts in our product designs. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers, including capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, weather emergencies, natural disasters or acts of war or terrorism. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers.

Our products are exposed to variability in material and commodity costs.

        Our businesses establish prices with our customers in accordance with contractual time frames; however, the timing of material and commodity market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions. Additionally, higher material and commodity costs around the world may offset our efforts to reduce our cost structure. While we customarily enter into financial transactions that attempt to address some of these risks (notably with respect to copper, platinum and palladium), there can be no assurance that commodity price fluctuations will not adversely affect our results of operations, financial condition or cash flows. In addition, while the use of commodity price hedging instruments may provide us with some protection from adverse fluctuations in commodity prices, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in price. As a result, higher material and commodity costs, as well as hedging these commodity costs during periods of decreasing prices, could result in declining margins.

Our products are subject to recall for performance or safety-related issues.

        Our products may be subject to recall for performance or safety-related issues. Product recalls subject us to harm to our reputation, loss of current and future customers, reduced revenue and product recall costs. Product recall costs are incurred when we decide, either voluntarily or involuntarily, to recall a product through a formal campaign to solicit the return of specific products due to a known or suspected performance issue. Any significant product recalls could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Increasing global competition among our customers may affect our existing customer relationships and restrict our ability to benefit from some of our customers' growth.

        As our customers in emerging markets continue to grow in size and scope, they are increasingly seeking to export their products to other countries. This has meant greater demand for our advanced engine technologies to help these customers meet the more stringent emissions requirements of developed markets, as well as greater demand for access to our distribution systems for purposes of equipment servicing. As these emerging market customers enter into and begin to compete in more developed markets, they may increasingly begin to compete with our existing customers in these markets. Our further aid to emerging market customers could affect our relationships with developed market customers and, as a result, we may feel pressure to restrict some of our activities in areas of competition. In addition, to the extent the competition does not correspond to overall growth in demand, we may see little or no benefit from this type of expansion by our emerging market customers.

We are exposed to political, economic and other risks that arise from operating a multinational business.

        Approximately 59 percent of our net sales for 2011 were attributable to customers outside the U.S., compared to 64 percent in 2010. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

We are exposed to risks arising from the price and availability of energy.

        The level of demand for our products and services is influenced in multiple ways by the price and availability of energy. High energy costs generally drive greater demand for better fuel economy in almost all countries in which we operate. Some of our engine products have been developed with a primary purpose of offering fuel economy improvements, and if energy costs decrease or increase less than expected, demand for these products may likewise decrease. The relative unavailability of electricity in some emerging market countries also influences demand for our electricity generating products, such as our diesel generators. If these countries add energy capacity by expanding their power grids at a rate equal to or faster than the growth in demand for energy, the demand for our generating products could also decrease or increase less than would otherwise be the case.

We face reputational and legal risk from operations outside the U.S. and affiliations with joint venture partners.

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

We face the challenge of increasing our capacity and ramping up our production at the appropriate pace.

        We experience capacity constraints and longer lead times for certain products. Accurately forecasting our expected volumes and appropriately adjusting our capacity have been, and will continue to be, important factors in determining our results of operations. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products, which could prevent us from meeting increased customer demand and could harm our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations.

Our business is exposed to risks of product liability claims.

        We face an inherent business risk of exposure to product liability claims in the event that our products' failure to perform to specification results or is alleged to result in property damage, bodily injury and/or death. We may experience material product liability losses in the future. While we maintain insurance coverage with respect to certain product liability claims, we may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against product liability claims. In addition, product liability claims can be expensive to defend and can divert the attention of management and other personnel for significant periods of time, regardless of the ultimate outcome. An unsuccessful defense of a significant product liability claim could have a material adverse effect upon us. In addition, even if we are successful in defending against a claim relating to our products, claims of this nature could cause our customers to lose confidence in our products and us.

We may need to write off significant investments in our new North American light-duty diesel engine platform if customer commitments further deteriorate.

        We began development of a North American light-duty diesel engine platform in July 2006 to be used in a variety of on- and off-highway applications. Since that time, and as of December 31, 2011, we have capitalized investments of approximately $221 million. Market uncertainty due to the global recession resulted in some customers delaying or cancelling their vehicle programs, while others remain active. If customer expectations or volume projections further deteriorate from our current expected levels and we do not identify new customers, we may need to recognize an impairment charge and write the assets down to net realizable value.

Our operations are subject to increasingly stringent environmental laws and regulations.

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

        As of December 31, 2011, we employed approximately 43,900 persons worldwide. Approximately 15,700 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2012 and 2015. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or suppliers could result in slow-downs or closures that would have a material adverse effect on our operations.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

Manufacturing Facilities

        Our principal manufacturing facilities include our plants used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.
Engine	Indiana: Columbus, Seymour	Belgium: Rumst
	Tennessee: Memphis	Brazil: Sao Paulo
	New Mexico: Clovis	China: Wuhan
	New York: Lakewood	India: Pune
	North Carolina: Whitakers	Mexico: San Luis Potosi
U.K.: Darlington, Daventry, Cumbernauld
Singapore: Singapore SG
Components	Indiana: Columbus	Australia: Kilsyth
	Iowa: Lake Mills	Brazil: Sao Paulo
	South Carolina: Ladson, Charleston	China: Beijing, Hubei Sheng, Shanghai, Wuxi
	Tennessee: Cookeville	France: Quimper
	Texas: El Paso	India: Pune, Daman, Dewas, Pithampur,
	Wisconsin: Janesville, Mineral Point,	Radurapur
	Neillsville	Japan: Tokyo
Mexico: Ciudad Juarez, San Luis Potosi
Singapore: Singapore SG
South Africa: Pretoria, Johannesburg
South Korea: Hwasung City
Turkey: Ismir
U.K.: Darlington, Huddersfield
Power Generation	Indiana: Elkhart	Brazil: Sao Paulo
	Minnesota: Fridley	China: Wuxi, Wuhan
Germany: Ingolstadt
India: Pirangut, Daman, Ahmendnagar, Ranjangaon
Mexico: San Luis Potosi
Romania: Craiova
U.K.: Margate, Manston, Stamford

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
Korea: Chonan
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

        In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage. In October 2011, we received $40 million from our insurance carriers to settle all outstanding 2008 flood claims. As a result, we recognized a gain of approximately $38 million ($24 million after-tax), net of any remaining flood related expenses, in "Other operating (expense) income, net" in our Consolidated Statements of Income.

ITEM 4.    Mine Safety Disclosures

        Not Applicable.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        (a)   Our common stock is listed on the NYSE under the symbol "CMI." For information about the quoted market prices of our common stock, information regarding dividend payments and the number of common stock shareholders, see "Selected Quarterly Financial Data" in this report. For other matters related to our common stock and shareholders' equity, see Note 15, "SHAREHOLDERS' EQUITY," to the Consolidated Financial Statements.

        (b)   Use of proceeds—not applicable.

        (c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 26, - October 30, 2011	44,748	$81.20	41,363	190,655
October 31 - November 27, 2011	3,964	102.77	—	188,493
November 28 - December 31, 2011	900,185	88.56	898,888	185,094

Total	948,897	$88.27	940,251

(1)
Shares purchased represent shares under the 2011 Board of Directors authorized $1 billion repurchase program and our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan).

(2)
These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan. The repurchase program authorized by the Board of Directors does not limit the number of shares that may be purchased and was excluded from this column.

        In December 2007, the Board of Directors authorized us to acquire up to $500 million of our common stock beginning in 2008. We acquired $128 million in 2008, $20 million in 2009, $241 million in 2010 and $111 million in 2011, completing the repurchase program. In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock upon the completion of the $500 million program. We acquired $ 518 million of our common stock in 2011, or 5.3 million shares, leaving $ 482 million available for purchase under this authorization at December 31, 2011. We repurchased a total of 6.4 million shares of common stock in 2011 at a cost of $629 million.

        During the fourth quarter of 2011, we repurchased 8,646 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for initial five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. We hold participants' shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

Performance Graph (Unaudited)

        The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any of our future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

        The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Our peer group includes BorgWarner Inc, Caterpillar, Inc., Daimler AG, Danaher Corporation, Deere & Company, Donaldson Company Inc., Eaton Corporation, Emerson Electric Co., W.W. Grainger Inc. , Honeywell International, Illinois Tool Works Inc., Ingersoll-Rand Company Ltd., Navistar International Corporation, PACCAR Inc, Parker-Hannifin Corporation, Textron Inc. and Volvo AB. Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS, INC., S&P 500 INDEX AND CUSTOM PEER GROUP

*ASSUMES $100 INVESTED ON DEC. 31, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2011

ITEM 6.    Selected Financial Data

        The selected financial information presented below for each of the last five years ended December 31, beginning with 2011, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In millions, except per share amounts	2011	2010	2009	2008	2007
For the years ended December 31,
Net sales	$18,048	$13,226	$10,800	$14,342	$13,048
U.S. percentage of sales	41%	36%	48%	41%	46%
Non-U.S. percentage of sales	59%	64%	52%	59%	54%
Gross margin	4,589	3,168	2,169	2,940	2,556
Research, development and engineering expenses	629	414	362	422	329
Equity, royalty and interest income from investees	416	351	214	253	205
Interest expense	44	40	35	42	58
Consolidated net income(1)	1,946	1,140	484	818	788
Net income attributable to Cummins Inc.(1)(2)	1,848	1,040	428	755	739
Net earnings per share attributable to Cummins Inc.(3)
Basic	$9.58	$5.29	$2.17	$3.87	$3.72
Diluted	9.55	5.28	2.16	3.84	3.70
Cash dividends declared per share	1.325	0.875	0.70	0.60	0.43
Cash flows from operations	$2,073	$1,006	$1,137	$987	$810
Capital expenditures	622	364	310	543	353
At December 31,
Cash and cash equivalents	$1,484	$1,023	$930	$426	$577
Total assets	11,668	10,402	8,816	8,519	8,195
Long-term debt	658	709	637	629	555
Total equity(4)	5,831	4,996	4,020	3,480	3,702

(1)
For the year ended December 31, 2011, consolidated net income included a $68 million gain ($37 million after-tax) related to the disposition of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the disposition of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement related to a June 2008 flood in Southern Indiana. For the year ended December 31, 2010, consolidated net income included $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. In 2010 it was determined that we overpaid a Brazilian revenue based tax during the period of 2004-2008. Consolidated net income includes a pre-tax recovery related to tax credits on imported products arising from this overpayment. For the year ended December 31, 2009, consolidated net income included $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries. For the year ended December 31, 2008, consolidated net income included a $37 million restructuring charge, a $36 million decrease in cash surrender value in corporate owned life insurance and $5 million of losses related to flood damages.

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
  2012 Outlook

  •
  Results of Operations

  •
  Restructuring and Other Charges

  •
  Operating Segment Results

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Other Commercial Commitments

  •
  Application of Critical Accounting Estimates

  •
  Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

        We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, exhaust aftertreatment, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Chrysler Group, LLC, Daimler Trucks North America, MAN Nutzfahrzeuge AG, Ford Motor Company, Komatsu, Volvo AB and Case New Holland. We serve our customers through a network of more than 600 company-owned and independent distributor locations and approximately 6,500 dealer locations in more than 190 countries and territories.

        Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment. The Components segment sells filtration products, exhaust aftertreatment systems, turbochargers and fuel systems. The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

        Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and our customers' access to credit. Our sales may also be impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in markets we serve generally result in reductions in sales and pricing of our products. As a worldwide business, our operations are also affected by currency, political, economic and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry high levels of these risks such as China, Brazil, India, Mexico, South Africa, Russia and countries in the Middle East. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.

        In 2011, certain North American markets experienced robust recoveries, especially the North American on-highway markets which was enhanced by the depletion of transition engine inventory purchased in 2009 in advance of the EPA's 2010 emission change. Demand for heavy-duty on-highway products in North America was three times higher in 2011 compared to 2010 and medium-duty truck and bus shipments in North America were two times higher. North American oil and gas markets and global mining markets also continued to experience strong growth in 2011. Emerging markets continued to experience strong growth in 2011, especially in the international construction markets. Emerging market growth was particularly strong in China, India and Brazil, although the growth rates began to soften in the second half of the year, especially in the on-highway truck and off-highway construction markets in China and power generation markets in India. Growth rates are slowing in certain emerging markets like China and India as governments look to control inflation through tight monetary policies in the form of rising interest rates and tightening access to credit. Currently, inflation concerns appear to be declining in China and there is a growing expectation that the government will start to ease monetary policy, which would enhance our end markets. Inflation concerns in India also appear to be declining. The European economy remains an uncertainty as we enter 2012, with continued volatility in the Euro countries. Although we do not have any significant direct exposure to European sovereign debt, we do generate approximately nine percent of our net sales from Euro zone countries. Therefore, continued economic decline in Europe could have an adverse impact on our financial results.

        The following table contains sales and EBIT results by operating segment for the years ended 2011 and 2010. Refer to the section titled "Operating Segment Results" for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to income before taxes.

Operating Segments

	2011			2010			Percent change 2011 vs. 2010
		Percent of Total			Percent of Total
In millions	Sales		EBIT	Sales		EBIT	Sales	EBIT
Engine	$11,307	63%	$1,384	$7,888	60%	$809	43%	71%
Components	4,063	23%	470	3,046	23%	278	33%	69%
Power Generation	3,498	19%	373	2,919	22%	299	20%	25%
Distribution	3,044	17%	386	2,324	18%	297	31%	30%
Intersegment eliminations	(3,864)	(22)%	—	(2,951)	(23)%	—	31%	—
Non segment	—	—	102	—	—	(26)	—	NM

Total	$18,048	100%	$2,715	$13,226	100%	$1,657	36%	64%

        Net income attributable to Cummins Inc. for 2011 was $1,848 million, or $9.55 per diluted share, on sales of $18.0 billion, compared to 2010 net income attributable to Cummins Inc. of $1,040 million, or $5.28 per diluted share, on sales of $13.2 billion. The increase in income was driven by higher volumes in most markets and geographic regions, including the recovery of the North American on-highway truck markets, stronger demand in certain emerging markets, significantly improved gross margins, the gain on disposition of certain assets and liabilities of our exhaust business and light-duty filtration business, a lower effective tax rate, increased equity income and the gain related to flood damage recoveries from the insurance settlement regarding a June 2008 flood in Southern Indiana. These were partially offset by higher selling, general and administrative expenses and research, development and engineering expenses in 2011 as compared to 2010. Diluted earnings per share for 2011 also benefited $0.17 from lower shares primarily due to the stock repurchase program.

        In 2011, we recorded a gain on the disposition of certain assets and liabilities of our exhaust business of $68 million ($37 million after-tax or $0.19 per diluted share) and a gain on the disposition of certain assets and liabilities of our light-duty filtration business of $53 million ($33 million after-tax or $0.17 per diluted share). For a detailed discussion of the divestitures, see Note 2, "DIVESTITURES AND ACQUISITIONS," to the Consolidated Financial Statements. Also in 2011, we recorded a gain related to flood damage recoveries from the insurance settlement for a June 2008 flood in Southern Indiana of $38 million ($24 million after-tax or $0.13 per diluted share). For a detailed discussion of the gain, see Note 14, "COMMITMENTS AND CONTINGENCIES," to the Consolidated Financial Statements. The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the year. In 2010, we recorded a recovery of $32 million ($21 million after-tax, or $0.11 per diluted share) related to the overpayment of revenue based taxes on imported products in Brazil from 2004-2008. The tax recovery was recorded in cost of sales in our non segment business results as it was not considered in our evaluation of operating results for the year.

        We generated $2.1 billion of operating cash flows in 2011, compared to $1.0 billion in 2010. Refer to the section titled "Operating Activities" in the "Liquidity and Capital Resources" section for a discussion of items impacting cash flows.

        In December 2007, our Board of Directors authorized the acquisition of up to $500 million of our common stock which was completed in the first quarter of 2011. In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of Cummins common stock upon the completion of the $500 million program. We repurchased $629 million in 2011, $ 111 million of which was under the repurchase program that was originally authorized in 2007 and $ 518 million of which was under the repurchase program that was authorized in 2011.

        In July 2011, our Board of Directors authorized a dividend increase of 52 percent to $0.40 per share on a quarterly basis effective in the third quarter. Our debt to capital ratio (capital is defined as debt plus equity) at December 31, 2011, was 11.8 percent, compared to 14.4 percent at December 31, 2010. As of the date of filing of this Annual Report on Form 10-K, we had a Baa1 credit rating with a positive outlook from Moody's Investors Service, Inc., an A credit rating with a stable outlook from Standard & Poor's Rating Services and an A- credit rating and a positive outlook from Fitch Ratings. In addition to our $1.8 billion in cash and marketable securities on hand, we have sufficient access to our revolving credit facility with $1.2 billion available, net of outstanding letters of credit and our accounts receivable program with $209 million available, based on eligible reserves, to meet currently anticipated growth and funding needs.

        Our global pension plans, including our unfunded non-qualified plans, were 98 percent funded at year-end 2011. Our U.S. qualified plan, which represents approximately 60 percent of our worldwide pension obligation, was 103 percent funded and the international plans were 106 percent funded. Asset returns in 2011 for the U.S. qualified plan were 13 percent while the year-end 2011 discount rate was 4.8 percent, down 0.6 percentage points from the 2010 discount rate of 5.4 percent. We expect to contribute $130 million of cash to our global pension plans in 2012. We do not have a required minimum pension contribution obligation for our U.S. plans in 2012. We expect pension and other postretirement benefit expense in 2012 to increase by approximately $4 million pre-tax, or $0.01 per diluted share, when compared to 2011. Refer to application of critical accounting estimates within MD&A and Note 12, "PENSION AND OTHER POST RETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other post-retirement benefit plans.

2012 OUTLOOK

Near-Term:

        In 2011, North America experienced a robust recovery in demand in heavy-, medium- and light-duty on-highway truck markets. Economies in emerging markets, including China, India and Brazil, experienced strong growth although demand began to soften in the second half of the year, especially in on-highway truck and off-highway construction markets in China and power generation markets in India.

        We currently expect the following positive trends in 2012:

  •
  The North American on-highway truck markets are expected to remain strong.

  •
  Global oil and gas and mining markets are expected to remain strong.

  •
  India's power generation markets are expected to improve and truck orders are expected to remain strong.

  •
  Brazil is expected to continue experiencing growth in the power generation business and is anticipating growth in the aftertreatment business as the result of the 2012 emissions change.

  •
  Components sales in Brazil are expected to increase following the implementation of Euro V emission regulations.

        We currently expect the following challenges to our business that may reduce our earnings potential in 2012:

  •
  In China and India, demand in certain industrial markets could remain low in the first half of 2012, although improvements are expected in the second half of the year.

  •
  Our engine sales in Brazil in 2012 could be negatively impacted by pre-buy activity in the second half of 2011 ahead of the implementation of Euro V emission regulations, as well as one of our customers replacing our B6.7 engine with their own proprietary engine.

  •
  Demand in certain European markets could decline in 2012.

  •
  We will increase our investment in new product development.

  •
  Currency volatility could put pressure on earnings in 2012.

Long-Term:

        We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue in the future.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
In millions (except per share amounts)	2011	2010	2009	Amount	Percent	Amount	Percent
Net sales	$18,048	$13,226	$10,800	$4,822	36%	$2,426	22%
Cost of sales	13,459	10,058	8,631	(3,401)	(34)%	(1,427)	(17)%

Gross margin	4,589	3,168	2,169	1,421	45%	999	46%
Operating expenses and income
Selling, general and administrative expenses	1,837	1,487	1,239	(350)	(24)%	(248)	(20)%
Research, development and engineering expenses	629	414	362	(215)	(52)%	(52)	(14)%
Equity, royalty and interest income from investees	416	351	214	65	19%	137	64%
Gain on sale of businesses	121	—	—	121	100%	—	—
Restructuring and other charges	—	—	99	—	—	99	100%
Other operating (expense) income, net	21	(16)	(1)	37	NM	(15)	NM

Operating income	2,681	1,602	682	1,079	67%	920	NM
Interest income	34	21	8	13	62%	13	NM
Interest expense	44	40	35	(4)	(10)%	(5)	(14)%
Other income (expense), net	—	34	(15)	(34)	(100)%	49	NM

Income before income taxes	2,671	1,617	640	1,054	65%	977	NM
Income tax expense	725	477	156	(248)	(52)%	(321)	NM

Consolidated net income	1,946	1,140	484	806	71%	656	NM
Less: Net income attributable to noncontrolling interests	98	100	56	2	2%	(44)	(79)%

Net income attributable to Cummins Inc.	$1,848	$1,040	$428	$808	78%	$612	NM

Diluted earnings per common share attributable to Cummins Inc.	$9.55	$5.28	$2.16	$4.27	81%	$3.12	NM

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Gross margin	25.4%	24.0%	20.1%	1.4	3.9
Selling, general and administrative expenses	10.2%	11.2%	11.5%	1.0	0.3
Research, development and engineering expenses	3.5%	3.1%	3.4%	(0.4)	0.3

2011 vs. 2010

Net Sales

        Sales increased in all segments primarily due to increased demand from most markets including recovery of the North American on-highway markets. The primary drivers for the increase in sales were:

  •
  Engine segment sales increased by 43 percent due to increased demand in all lines of business led by heavy-duty truck, industrial and medium-duty truck and bus businesses.

  •
  Components segment sales increased by 33 percent due to increased demand in all lines of business led by emission solutions and turbo technologies businesses.

  •
  Power Generation segment sales increased by 20 percent due to increased demand in all lines of business led by commercial products and generator technologies businesses and improved price realization.

  •
  Distribution segment sales increased by 31 percent due to increased demand in all product lines and all geographic regions led by Asia Pacific, North and Central America, Europe and Middle East regions.

        A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.

        Sales to international markets were 59 percent of total net sales in 2011, compared with 64 percent of total net sales in 2010.

Gross Margin

        Gross margin increased by $ 1,421 million and as a percentage of sales increased by 1.4 percentage points. The significant improvement was led by increases in volume, improved price realization, higher product content on certain products and favorable currency impacts, partially offset by higher material costs, higher commodity costs and higher base warranty costs due to increased volumes and increasing mix of EPA 2010 products. Gross margin in 2010 also benefited from a one-time $32 million tax recovery in Brazil. See Note 14, "COMMITMENTS AND CONTINGENCIES," in our Consolidated Financial Statements for more information.

        The provision for warranties issued as a percentage of sales in 2011 was 2.1 percent compared to 3.0 percent in 2010. Accrual rates for engines sold this year were generally lower than the rates charged in prior years as our warranty costs for EPA 2010 products have been lower than expected. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased primarily due to an increase of $174 million in compensation and related expenses including increased headcount to support our strategic growth initiatives, merit increases and increased discretionary spending. Compensation and related expenses include salaries, fringe benefits and variable compensation. Variable compensation related to 2011 performance increased $42 million over variable compensation related to 2010 performance. Overall, selling, general and administrative expenses, as a percentage of sales, decreased from 11.2 percent in 2010 to 10.2 percent in 2011.

Research, Development and Engineering Expenses

        Research, development and engineering expenses increased primarily due to an increase of $79 million in compensation and related expenses, an increase in the number of engineering programs with increased costs of $79 million and increased discretionary spending. Compensation and related expenses include salaries, fringe benefits and variable compensation. Variable compensation related to 2011 performance increased $8 million over variable compensation related to 2010 performance. Overall, research, development and engineering expenses, as a percentage of sales, increased to 3.5 percent in 2011 from 3.1 percent in 2010. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

        Equity, royalty and interest income from investees increased primarily due to the following:

In millions	2011 vs. 2010 Increase/(Decrease)
North American distributors	$33
Chongqing Cummins Engine Company, Ltd.	22
Beijing Foton Cummins Engine Co., Ltd.	9
Dongfeng Cummins Engine Company, Ltd.	(19)
Other	9
Royalty and interest income	11

        These overall increases were primarily due to the economic recovery in North America, particularly in the oil and gas markets, and strong demand for power generation and mining products in China with CCEC, which was partially offset by lower sales at DCEC due to weaker demand in the on-highway truck market.

Gain on Sale of Businesses

        In the second quarter of 2011, we sold certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings. This business was historically included in our Components segment. The sales price was $123 million. We recognized a gain on the sale of $68 million ($37 million after-tax), which included a goodwill allocation of $19 million. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2011.

        Sales for this business were $62 million, $171 million and $126 million in 2011 (through closing), 2010 and 2009, respectively. Operating results for this business were approximately $9 million, $22 million and $11 million in 2011 (through closing), 2010 and 2009, respectively.

        During the fourth quarter of 2011, we sold certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions. The sales price was $90 million and included a note receivable from the buyer of approximately $1 million. There are no earnouts or other contingencies associated with the sales price. We recognized a gain on the sale of $53 million ($33 million after-tax), which included a goodwill allocation of $6 million. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2011.

        Sales for this business were $64 million, $74 million and $54 million in 2011 (through closing), 2010 and 2009, respectively. Operating results for this business were approximately $13 million, $9 million and $2 million in 2011 (through closing), 2010 and 2009, respectively.

        We have entered into supply and other agreements with the operations that represent ongoing involvement and as such, the results of these operations have not been presented as discontinued operations.

Other Operating (Expense) Income, Net

        Other operating (expense) income was as follows:

	Years ended December 31,
In millions	2011	2010
Flood damage gain (loss)	$38	$(2)
Royalty income	12	10
Royalty expense	(3)	(3)
Amortization of intangible assets	(5)	(15)
Legal settlement	(5)	—
Gain (loss) on sale of fixed assets	(10)	(4)
Other, net	(6)	(2)

Total other operating (expense) income, net	$21	$(16)

        In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage. In October 2011, we received $40 million from our insurance carriers to settle all outstanding 2008 flood claims. As a result, we recognized a gain of approximately $38 million ($24 million after-tax), net of any remaining flood related expenses, in "Other operating (expense) income, net" in our Consolidated Statements of Income.

Interest Income

        Interest income increased primarily due to higher average cash balances in addition to higher average interest rates.

Interest Expense

        Interest expense increased primarily due to lower capitalized interest in 2011 and higher average debt, partially offset by lower interest rates.

Other Income (Expense), Net

        Other income (expense) was as follows:

	Years ended December 31,
In millions	2011	2010
Change in cash surrender value of corporate owned life insurance	$12	$12
Dividend income	7	7
Gain on fair value adjustment for Cummins Western Canada	—	12
Life insurance proceeds	—	7
Foreign currency gains (losses), net	(14)	(1)
Bank charges	(16)	(15)
Other, net	11	12

Total other income (expense), net	$—	$34

Income Tax Expense

        Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2011 was 27.1 percent compared to 29.5 percent for 2010. Our 2011 income tax provision includes a discrete tax benefit of $48 million related to prior year refund claims filed for additional research tax credits, as well as additional foreign income and related foreign tax credits, net of related tax reserves. Our effective tax rate for 2011 also includes a tax benefit of $19 million related to the release of deferred U.S. tax liabilities on certain foreign earnings, as a result of restructuring our foreign operations. Also included in 2011 is a discrete tax benefit of $16 million resulting from the reduction of our unrecognized tax benefits primarily due to settlements with taxing authorities. The 2011 income tax provision also includes other discrete tax items totaling to a $2 million net tax charge, primarily relating to the enactment of state law changes in Indiana and the U.K. as well as adjustments to our income tax accounts based on our 2010 tax return filings. Our 2010 income tax provision includes a $17 million reduction in the fourth quarter related to the legislative reinstatement of the U.S. research tax credit as well as a $3 million discrete tax benefit related to the release of deferred U.S. tax liabilities on foreign earnings now considered to be permanently reinvested outside of the U.S.

        We expect our 2012 effective tax rate to be 29 percent excluding any discrete items that may arise. The research tax credit expired December 31, 2011, and has not yet been renewed by Congress. If the research credit is reinstated, we would anticipate the 2012 effective tax rate to be 28 percent. Earnings of our China operations will be considered to be permanently reinvested beginning in 2012 and additional U.S. deferred tax will no longer be provided on future earnings. We have $693 million of retained earnings and related cumulative translation adjustments in our China operations as of December 31, 2011 and have provided a U.S. deferred tax liability of $172 million related to these earnings that will be distributed to the U.S. in the future as well as the related translation impacts as of December 31, 2011.

Noncontrolling Interests

        Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries decreased primarily due to a decline of $9 million at Wuxi Cummins Turbo Technologies Co. Ltd. and $4 million at Cummins India Ltd., a publicly traded company on various exchanges in India. These decreases were partially offset by an increase of $6 million at Cummins Western Canada LP, $4 million at Cummins Power Systems LLC and $1 million at Cummins Northeast LLC.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

        Net income and diluted earnings per share attributable to Cummins Inc. increased primarily due to higher volumes in most markets and geographic regions, including the recovery of the North American on-highway truck markets, significantly improved gross margins, the gain on disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business, a lower effective tax rate, increased equity income and the gain related to flood damage recoveries from the insurance settlement regarding a June 2008 flood in Southern Indiana. These favorable drivers were partially offset by higher selling, general and administrative expenses and research, development and engineering expenses in 2011 as compared to 2010. Diluted earnings per share for 2011 also benefited $0.17 from lower shares primarily due to the stock repurchase program.

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

        Sales to international markets were 64 percent of total net sales in 2010, compared with 52 percent of total net sales in 2009.

Gross Margin

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

        In the third quarter of 2010, it was determined that we overpaid a Brazilian revenue based tax on imported products during the period 2004-2008. Our results include a pre-tax recovery of $32 million in cost of sales ($21 million after-tax) related to tax credits arising from an overpayment. This recovery has been excluded from segment results as it was not considered in our evaluation of operating results for the year.

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

Other Income (Expense), Net

        Other income (expense) was as follows:

	Years ended December 31,
In millions	2010	2009
Change in cash surrender value of corporate owned life insurance(1)	$12	$(4)
Gain on fair value adjustment for Cummins Western Canada	12	—
Dividend income	7	5
Life insurance proceeds	7	—
Foreign currency losses, net(2)	(1)	(20)
Bank charges	(15)	(14)
Other, net	12	18

Total other income (expense), net	$34	$(15)

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

Noncontrolling Interests

        Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries increased primarily due to an increase of $18 million at Cummins India Ltd., a publicly traded company on various exchanges in India and a $15 million increase from Wuxi Cummins Turbo Technologies Co. Ltd., reflecting the economic recovery in emerging markets.

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

        In addition, as a result of the restructuring actions described above, we also recorded a $14 million curtailment loss in our pension and other postretirement plans. See Note 12, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to the Consolidated Financial Statements for additional detail.

        At December 31, 2010, of the approximately 4,200 employees affected by this plan, substantially all terminations were complete.

        We do not include restructuring charges in our operating segment results. The pre-tax impact of allocating restructuring charges to the segment results would have been as follows:

In millions	Year ended December 31, 2009
Engine	$47
Components	35
Power Generation	12
Distribution	5

Total restructuring and other charges	$99

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

OPERATING SEGMENT RESULTS

        Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment. The Components segment sells filtration products, exhaust aftertreatment systems, turbochargers and fuel systems. The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

        We use segment EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) as a primary basis for the chief operating decision-maker to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

        The accounting policies of our operating segments are the same as those applied in our Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, changes in cash surrender value of corporate owned life insurance, restructuring and other charges, flood damage gains or losses, or income taxes to individual segments. In 2011 non-segment items included the gain on disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business while 2010 included a Brazil revenue tax recovery. These gains were not allocated to the businesses as they were not considered in our evaluation of operating results for the year. Segment EBIT may not be consistent with measures used by other companies.

        Following is a discussion of operating results for each of our business segments.

Engine Segment Results

        Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
In millions	2011	2010	2009	Amount	Percent	Amount	Percent
External sales	$9,649	$6,594	$5,582	$3,055	46%	$1,012	18%
Intersegment sales	1,658	1,294	823	364	28%	471	57%

Total sales	11,307	7,888	6,405	3,419	43%	1,483	23%
Depreciation and amortization	181	171	185	(10)	(6)%	14	8%
Research, development and engineering expenses	397	263	241	(134)	(51)%	(22)	(9)%
Equity, royalty and interest income from investees	166	161	54	5	3%	107	NM
Interest income	18	12	3	6	50%	9	NM
Segment EBIT	1,384	809	252	575	71%	557	NM
				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	12.2%	10.3%	3.9%		1.9		6.4

        Engine segment sales by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
In millions	2011	2010	2009	Amount	Percent	Amount	Percent
Heavy-duty truck	$2,791	$1,503	$1,996	$1,288	86%	$(493)	(25)%
Medium-duty truck and bus	2,320	1,435	1,232	885	62%	203	16%
Light-duty automotive and RV	1,176	1,022	688	154	15%	334	49%

Total on-highway	6,287	3,960	3,916	2,327	59%	44	1%
Industrial	3,850	2,889	1,821	961	33%	1,068	59%
Stationary power	1,170	1,039	668	131	13%	371	56%

Total sales	$11,307	$7,888	$6,405	$3,419	43%	$1,483	23%

        Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	Amount	Percent	Amount	Percent
Mid-range	509,400	368,900	269,200	140,500	38%	99,700	37%
Heavy-duty	116,300	61,200	85,900	55,100	90%	(24,700)	(29)%
High-horsepower	21,600	18,500	13,400	3,100	17%	5,100	38%

Total unit shipments	647,300	448,600	368,500	198,700	44%	80,100	22%

2011 vs. 2010

Sales

        Engine segment sales increased in all businesses versus 2010, as demand improved in most markets including a significant rebound in North American on-highway markets, improvements in international construction markets, increased demand in global mining markets and significant increases in oil and gas markets. The following are the primary drivers by market:

  •
  Heavy-duty truck engine sales increased due to recovery in North American on-highway markets as OEM customers replace their aging fleets and the depletion of transition engine inventory purchased in 2009 in advance of the EPA's 2010 emission standard changes.

  •
  Industrial market sales increased primarily due to a 26 percent improvement in international construction engine shipments driven by the economic recovery and infrastructure improvements in certain emerging markets, increased demand in advance of off-highway emission regulations in the U.S. and Europe, a 46 percent increase in units sold in the global mining engine markets due to increased coal and commodity demands and more than double the number of oil and gas engine shipments in North America.

  •
  Medium-duty truck and bus sales increased primarily due to the recovery in North American on-highway markets, the depletion of transition engine inventory purchased in 2009 in advance of the EPA's 2010 emissions change and higher demand in the Brazilian truck engine market driven by a growing economy.

        Total on-highway-related sales for 2011 were 56 percent of total engine segment sales, compared to 50 percent in 2010.

Segment EBIT

        Engine segment EBIT increased significantly versus 2010, primarily due to higher gross margin, partially offset by increased selling, general and administrative expenses and research, development and engineering expenses. Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2011 vs. 2010 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$864	55%	1.7
Selling, general and administrative expenses	(142)	(22)%	1.2
Research, development and engineering expenses	(134)	(51)%	(0.2)
Equity, royalty and interest income from investees	5	3%	(0.5)

        The increase in gross margin versus 2010, was primarily due to higher volumes, improved price realization and favorable mix, partially offset by higher commodity costs and higher base warranty costs due to increased volumes and increasing mix of EPA 2010 products. Although our warranty costs increased, our warranty cost as a percentage of sales decreased as actual accrual rates for engines sold this year were generally lower than rates charged in prior years as our warranty costs for EPA 2010 engines have been lower than expected. The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to new product development spending and increased headcount to support our strategic growth initiatives. The increase in equity, royalty and interest income from investees was primarily due to strong demand for power generation and mining products in China with CCEC and strong export sales to Russia and Brazil in the midrange on-highway market with Beijing Foton Cummins Engine Co., Ltd., which was partially offset by lower sales at DCEC due to weaker demand in the on-highway heavy-duty and medium-duty truck market in China.

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

Segment EBIT

        Engine segment EBIT increased significantly versus 2009, primarily due to higher gross margin and equity, royalty and interest income from investees which were partially offset by increased selling, general and administrative expenses and research, development and engineering expenses. Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2010 vs. 2009 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$539	53%	3.8
Selling, general and administrative expenses	(88)	(16)%	0.5
Research, development and engineering expenses	(22)	(9)%	0.5
Equity, royalty and interest income from investees	107	NM	1.2

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

Components Segment Results

        Financial data for the Components segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
In millions	2011	2010	2009	Amount	Percent	Amount	Percent
External sales	$2,886	$2,171	$1,562	$715	33%	$609	39%
Intersegment sales	1,177	875	793	302	35%	82	10%

Total sales	4,063	3,046	2,355	1,017	33%	691	29%
Depreciation and amortization	73	79	73	6	8%	(6)	(8)%
Research, development and engineering expenses	175	114	88	(61)	(54)%	(26)	(30)%
Equity, royalty and interest income from investees	31	23	13	8	35%	10	77%
Interest income	5	2	1	3	NM	1	100%
Segment EBIT	470	278	95	192	69%	183	NM
				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	11.6%	9.1%	4.0%		2.5		5.1

        Sales for our Components segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
In millions	2011	2010	2009	Amount	Percent	Amount	Percent
Emission solutions	$1,262	$750	$495	$512	68%	$255	52%
Turbo technologies	1,223	948	704	275	29%	244	35%
Filtration	1,113	1,011	851	102	10%	160	19%
Fuel systems	465	337	305	128	38%	32	10%

Total sales	$4,063	$3,046	$2,355	$1,017	33%	$691	29%

2011 vs. 2010

Sales

        Components segment sales increased in all businesses versus 2010. The following are the primary regional drivers by business:

  •
  Emission solutions business sales increased due to the increased sales volume of North American EPA 2010 aftertreatment systems and increased demand for Euro V aftertreatment systems in Europe, which were partially offset by lower sales due to the sale of the exhaust business.

  •
  Turbo technologies business sales increased due to higher OEM demand in North America, Europe, India and Brazil and improved aftermarket demand.

  •
  Fuel systems business sales increased primarily due to improved demand in North American on-highway markets.

  •
  Filtration business sales increased due to improved aftermarket demand, especially in Asia Pacific and Europe, higher OEM demand due to the recovery in North American on-highway markets and favorable foreign currency impacts which were partially offset by lower sales due to the disposition of certain assets and liabilities of our exhaust and light-duty filtration businesses.

Segment EBIT

        Components segment EBIT increased versus 2010, primarily due to the improved gross margin which was partially offset by increased research, development and engineering expenses and higher selling, general and administrative expenses. Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2011 vs. 2010 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$295	51%	2.5
Selling, general and administrative expenses	(44)	(19)%	0.8
Research, development and engineering expenses	(61)	(54)%	(0.6)
Equity, royalty and interest income from investees	8	35%	—

        The increase in gross margin was primarily due to higher volumes for all businesses and increased product content on 2010 North American truck engines. The increases in research, development and engineering expenses and selling, general and administrative expenses were primarily due to new product development spending and increased headcount to support our strategic growth initiatives. The increase in equity, royalty and interest income from investees was driven by improved joint venture income from both the filtration business in China and India and the fuel systems business.

        In 2011, we sold certain assets and liabilities of our exhaust business and light-duty filtration business and recognized $68 million and $53 million, respectively, in pre-tax gain on the sales. The gains have been excluded from Components results as they were not considered in our evaluation of Components operating results for the year ended 2011. See Note 2, "DIVESTITURES AND ACQUISITIONS," to the Consolidated Financial Statements.

2010 vs. 2009

Sales

        Components segment sales increased in all businesses versus 2009. The following are the primary regional drivers by business.

  •
  Emission solutions business sales increased due to higher technology content and increased sales of North American EPA 2010 aftertreatment systems and higher European demand for aftertreatment systems for the first fit market, which were partially offset by decreased sales of our EPA 2007 aftertreatment systems.

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

        The increase in gross margin was due to higher volumes for all businesses, increased aftertreatment content on 2010 North American truck engines and efficiencies gained from restructuring actions partially offset by higher commodity costs and warranty expenses. The increase in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased variable compensation which resulted from the segment's strong performance; other people costs and new product development program spending. The increase in equity, royalty and interest income from investees was driven by improved joint venture income from the filtration business in China and India.

Power Generation Segment Results

        Financial data for the Power Generation segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
In millions	2011	2010	2009	Amount	Percent	Amount	Percent
External sales	$2,492	$2,150	$1,879	$342	16%	$271	14%
Intersegment sales	1,006	769	538	237	31%	231	43%

Total sales	3,498	2,919	2,417	579	20%	502	21%
Depreciation and amortization	42	41	49	(1)	(2)%	8	16%
Research, development and engineering expenses	54	36	33	(18)	(50)%	(3)	(9)%
Equity, royalty and interest income from investees	47	35	22	12	34%	13	59%
Interest income	8	5	3	3	60%	2	67%
Segment EBIT	373	299	167	74	25%	132	79%
				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	10.7%	10.2%	6.9%		0.5		3.3

        Sales for our Power Generation segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
In millions	2011	2010	2009	Amount	Percent	Amount	Percent
Commercial products	$2,230	$1,831	$1,456	$399	22%	$375	26%
Generator technologies	673	549	512	124	23%	37	7%
Commercial projects	243	222	177	21	9%	45	25%
Consumer	200	186	140	14	8%	46	33%
Power electronics	152	131	132	21	16%	(1)	(1)%

Total sales	$3,498	$2,919	$2,417	$579	20%	$502	21%

2011 vs. 2010

Sales

        Power Generation segment sales increased in all businesses, versus 2010, primarily due to increased demand in the commercial products and generator technologies businesses. The following are the primary drivers by business:

  •
  Commercial products business sales increased due to stronger demand in most regions, particularly in Asia, North America, the U.K., the Middle East and Latin America, improved price realization and favorable foreign currency impacts.

  •
  Generator technologies sales increased due to improved price realization, stronger demand in most regions, especially Western Europe, Asia, and the U.K. and favorable foreign currency impacts.

Segment EBIT

        Power Generation segment EBIT increased versus 2010, primarily due to higher gross margins, partially offset by higher selling, general and administrative expenses and research, development and engineering expenses. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2011 vs. 2010 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$135	25%	0.7
Selling, general and administrative expenses	(56)	(22)%	(0.2)
Research, development and engineering expenses	(18)	(50)%	(0.3)
Equity, royalty and interest income from investees	12	34%	0.1

        The increase in gross margin was due to higher volumes and improved price realization, which was partially offset by increased commodity and material costs. The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased headcount to support our strategic growth initiatives. Equity, royalty and interest income from investees increased at CCEC primarily as a result of improved power generation markets in China.

2010 vs. 2009

Sales

        Power Generation segment sales improved in most businesses, versus 2009, primarily due to increased demand. The following are the primary drivers by business.

  •
  Commercial products sales increased due to higher demand in the U.K., Latin America, India and East Asia, which was partially offset by decreased demand in North America.

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

Segment EBIT

        Power Generation segment EBIT increased versus 2009, primarily due to higher gross margins and equity, royalty and interest income from investees which were partially offset by increased selling general and administrative expenses. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2010 vs. 2009 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$151	38%	2.4
Selling, general and administrative expenses	(31)	(14)%	0.5
Research, development and engineering expenses	(3)	(9)%	0.2
Equity, royalty and interest income from investees	13	59%	0.3

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

Distribution Segment Results

        Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
In millions	2011	2010	2009	Amount	Percent	Amount	Percent
External sales	$3,021	$2,311	$1,777	$710	31%	$534	30%
Intersegment sales	23	13	7	10	77%	6	86%

Total sales	3,044	2,324	1,784	720	31%	540	30%
Depreciation and amortization	25	25	17	—	—	(8)	(47)%
Equity, royalty and interest income from investees	172	132	125	40	30%	7	6%
Interest income	3	2	1	1	50%	1	100%
Segment EBIT	386	297	235	89	30%	62	26%
				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	12.7%	12.8%	13.2%		(0.1)		(0.4)

        Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
In millions	2011	2010	2009	Amount	Percent	Amount	Percent
Asia Pacific	$1,170	$904	$755	$266	29%	$149	20%
Europe and Middle East	808	683	598	125	18%	85	14%
North and Central America	797	539	278	258	48%	261	94%
Africa	151	111	94	40	36%	17	18%
South America	118	87	59	31	36%	28	47%

Total sales	$3,044	$2,324	$1,784	$720	31%	$540	30%

        Sales for our Distribution segment by product were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2011 vs. 2010		2010 vs. 2009
In millions	2011	2010	2009	Amount	Percent	Amount	Percent
Parts and filtration	$1,085	$882	$665	$203	23%	$217	33%
Power generation	722	516	457	206	40%	59	13%
Engines	703	466	324	237	51%	142	44%
Service	534	460	338	74	16%	122	36%

Total sales	$3,044	$2,324	$1,784	$720	31%	$540	30%

2011 vs. 2010

Sales

        Distribution segment sales increased for all product lines versus 2010. The following were the primary drivers by line of business:

  •
  Engine product sales increased primarily due to growth in the oil and gas markets in North and Central America, improved demand in certain markets in Europe, partially driven by pre-buy activity ahead of the 2012 emissions change, and higher demand in Africa.

  •
  Power generation product sales increased primarily due to improved project-based business across North and Central America, South Pacific, Middle East and Europe, increased demand from Japan's earthquake recovery and the acquisition of a previously independent distributor in 2010.

  •
  Parts and filtration product sales increased primarily due to higher demand in North and Central America, the acquisition of a previously independent distributor in 2010, higher demand from mining customers in the South Pacific, improved sales in East Asia as the result of overall market recovery and increasing engine populations and higher demand driven by economic recovery in Europe.

  •
  Foreign currency fluctuations also favorably impacted sales.

Segment EBIT

        Distribution segment EBIT increased versus 2010, primarily due to improved gross margin and equity, royalty and interest income from investees, which was partially offset by increased selling, general and administrative expenses. Segment EBIT was also unfavorably impacted by the absence of a one-time gain of $12 million from the acquisition of Cummins Western Canada in 2010. Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2011 vs. 2010 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$161	31%	0.1
Selling, general and administrative expenses	(108)	(30)%	0.1
Equity, royalty and interest income from investees	40	30%	—

        The increase in gross margin versus 2010, was primarily due to higher volumes in most products, favorable foreign currency impacts and the acquisition of a previously independent distributor in 2010. The increase in selling, general and administrative expenses was mainly due to higher headcount to support our strategic growth initiatives and unfavorable foreign currency impacts. The increase in equity, royalty and interest income from investees was primarily due to higher income from North American distributors, especially in the oil and gas markets, and increased parts sales.

2010 vs. 2009

Excluding Acquisitions

        Selected financial information for our Distribution segment excluding the impact of acquisitions was as follows:

	Years ended December 31,			Favorable/ (Unfavorable)
In millions	2010		2009	Amount	Percent
Excluding acquisitions(1)
Sales	$2,038		$1,784	$254	14%
EBIT	267	(2)	235	32	14%

(1)
The acquisitions represent the purchase of the majority interest in Cummins Western Canada (CWC), an equity investee, in the first quarter of 2010 and the purchase of a majority interest in a previously independent North American distributorship, as explained in Note 2, "DIVESTITURES AND ACQUISITIONS," to the Consolidated Financial Statements. The acquisition of CWC and the majority interest in the distributorship increased sales by $286 million and EBIT by $30 million in 2010. The 2009 data does not exclude the acquisition which occurred in 2009.

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

(1)
The primary increase in other income represents the purchase of the majority interest in an equity investee in the first quarter of 2010, which resulted in a gain of $12 million as explained in Note 2, "DIVESTITURES AND ACQUISITIONS," to the Consolidated Financial Statements.

        Excluding acquisitions, the increase in gross margin versus 2009, was primarily due to higher volumes and favorable foreign currency impacts. Excluding effects from acquisitions, the increase in selling, general and administrative expenses was mainly due to higher salaries and unfavorable foreign currency impacts.

Reconciliation of Segment EBIT to Income Before Income Taxes

        The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income.

	Years ended December 31,
In millions	2011	2010	2009
Total segment EBIT	$2,613	$1,683	$749
Non-segment EBIT(1)	102	(26)	(74)

Total EBIT	$2,715	$1,657	$675
Less:
Interest expense	44	40	35

Income before income taxes	$2,671	$1,617	$640

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The year ended December 31, 2011, includes a $68 million gain ($37 million after-tax) related to the sale of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the sale of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement regarding a June 2008 flood in Southern Indiana. The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the year ended December 31, 2011. For the year ended December 31, 2010, unallocated corporate expenses include $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. The Brazil tax recovery has been excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2010. For the year ended December 31, 2009, unallocated corporate expenses included $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries.

LIQUIDITY AND CAPITAL RESOURCES

Management's Assessment of Liquidity

        Our financial condition and liquidity continue to strengthen. Our solid balance sheet and credit ratings enable us to have ready access to credit.

        We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We generate significant ongoing cash flow, which has been used, in part, to fund repurchases of common stock, capital expenditures and pay dividends on our common stock. Our cash flow from operations in 2011 more than doubled the 2010 cash flow from operations. Cash provided by operations is our principal source of liquidity. As of December 31, 2011, other sources of liquidity included:

  •
  cash and cash equivalents of $1.5 billion, of which approximately 32 percent was located in the U.S. and 59 percent was located primarily in the U.K., China, Brazil and India,

  •
  marketable securities of $277 million, which were located primarily in India and Brazil and the majority of which could be liquidated into cash within a few days,

  •
  revolving credit facility with $1.2 billion available, net of outstanding letters of credit,

  •
  international and other domestic credit facilities with $300 million available and

  •
  accounts receivable sales program with $209 million available, based on eligible receivables.

        We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases and debt service obligations.

        Our revolving credit agreement provides us with a $1.24 billion unsecured revolving credit facility, the proceeds of which are to be used for our general corporate purposes. See Note 10, "DEBT" to our Consolidated Financial Statements for further information. The credit agreement includes two financial covenants: a leverage ratio and an interest coverage ratio. The required leverage ratio, which measures the sum of total debt plus securitization financing to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the four fiscal quarters may not exceed 3.0 to 1. At December 31, 2011, our leverage ratio was 0.26 to 1. The required interest coverage ratio, which is consolidated EBITDA minus capital expenditures to consolidated interest expense, in each case for the prior four quarters, may not be less than 1.50 to 1. At December 31, 2011, our interest coverage ratio was 53.62 to 1.

        A significant portion of our cash flows is generated outside the U.S. As of December 31, 2011, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.3 billion, the vast majority of which was located in the U.K., China, India, Brazil and Singapore. The geographic location of our cash and marketable securities aligns well with our business growth strategy. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our expansion or operating needs with local resources. If the foreign cash balances were repatriated to the U.S. we could be required to accrue and pay U.S. taxes for earnings primarily from our U.K. domiciled subsidiaries, as we have asserted that these earnings are permanently reinvested outside of the U.S. At present we do not foresee an immediate need to repatriate any earnings from these subsidiaries in the near future. However, we do anticipate repatriating available cash from foreign subsidiaries to help fund U.S. cash needs as they arise, and we have transferred and will continue to transfer cash from these subsidiaries to the U.S. and to other international subsidiaries when it is cost effective to do so. Earnings from our China operations will be considered permanently reinvested beginning in 2012, while earnings generated prior to 2012, for which U.S. deferred tax liabilities have already been recorded, will be repatriated in future years.

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

        The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $17 million to $97 million over each of the next five years.

Working Capital Summary

        We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention.

			Favorable/ (Unfavorable) 2011 vs. 2010
In millions	2011	2010	Amount	Percent
Cash and cash equivalents	$1,484	$1,023	$461	45%
Marketable securities	277	339	(62)	(18)%
Accounts and notes receivable	2,526	2,243	283	13%
Inventories	2,141	1,977	164	8%
Other current assets	663	707	(44)	(6)%

Current assets	7,091	6,289	802	13%
Accounts and loans payable	1,574	1,444	130	9%
Current portion of accrued product warranty	422	421	1	—
Accrued compensation, benefits and retirement costs	511	468	43	9%
Taxes payable (including taxes on income)	282	202	80	40%
Other accrued expenses	868	725	143	20%

Current liabilities	3,657	3,260	397	12%
Working capital	$3,434	$3,029

Current ratio	1.94	1.93

Days' sales in receivables	48	59
Inventory turnover	6.3	5.8

        Current assets increased 13 percent primarily due to an increase in cash and cash equivalents, an increase in accounts receivable due to higher sales and an increase in inventory levels to meet anticipated demand. Despite the increases in accounts receivable and inventories, we were able to lower days' sales in receivables in a challenging environment by 11 days through improved collections and we increased our inventory turns by 0.5 through higher demand.

        Current liabilities increased 12 percent primarily due to higher accounts and loans payable, increased taxes payable due to higher income and higher other accrued expenses, which was the result of increased purchasing requirements to support higher sales volume in the businesses.

Cash Flows

        Cash and cash equivalents increased $461 million during the year ended December 31, 2011, compared to a $93 million increase in cash and cash equivalents during the comparable period in 2010. The change in cash and cash equivalents was as follows:

Operating Activities

				Change
	Years ended December 31,
				2011 vs. 2010	2010 vs. 2009
In millions	2011	2010	2009
Consolidated net income	$1,946	$1,140	$484	$806	$656
Restructuring and other charges, net of cash payments	—	—	16	—	(16)
Depreciation and amortization	325	320	326	5	(6)
Gain on sale of businesses	(121)	—	—	(121)	—
Gain on fair value adjustment for consolidated investee	—	(12)	—	12	(12)
Deferred income taxes	85	56	5	29	51
Equity in income of investees, net of dividends	(23)	(147)	23	124	(170)
Pension contributions in excess of expense	(131)	(151)	(36)	20	(115)
Other post-retirement benefits payments in excess of expense	(31)	(35)	(24)	4	(11)
Stock-based compensation expense	42	22	20	20	2
Excess tax (benefits) deficiencies on stock-based awards	(5)	(10)	1	5	(11)
Translation and hedging activities	4	13	41	(9)	(28)
Changes in:
Accounts and notes receivable	(350)	(195)	(181)	(155)	(14)
Inventories	(225)	(574)	482	349	(1,056)
Other current assets	(21)	(54)	33	33	(87)
Accounts payable	208	345	(75)	(137)	420
Accrued expenses	234	233	(132)	1	365
Changes in other liabilities and deferred revenue	139	133	155	6	(22)
Other, net	(3)	(78)	(1)	75	(77)

Net cash provided by operating activities	$2,073	$1,006	$1,137	$1,067	$(131)

2011 vs. 2010

        Net cash provided by operating activities increased versus 2010, primarily due to significantly higher consolidated net income, excluding the gain on the sale of certain assets and liabilities of our exhaust business and our light-duty filtration business, as a result of higher sales volumes, higher dividends from equity investees and favorable working capital fluctuations. During 2011, the net increase in working capital resulted in a cash outflow of $154 million compared to a cash outflow of $245 million in 2010. This decrease of $91 million was primarily driven by a smaller increase in inventory in 2011 as we significantly increased inventory levels in 2010 to meet anticipated post-recession demand.

Pensions

        The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In the second half of 2011, financial markets in Europe declined significantly, reversing the prior quarters' gains in our U.K. trust investments; while the U.S. trust's liability driven fixed income investments were able to maintain the return trends from the first half of the year. As a result, for 2011 the return for our U.S. plan was 13 percent while our U.K. plan return was approximately six percent. Our U.K. pension plan remains in an over funded position. Approximately 94 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities. The remaining six percent of our plan assets are invested in less liquid, but market valued investments, including real estate and private equity. We made $199 million of pension contributions in 2011 (including voluntary contributions of $108 million). We anticipate making total contributions of $130 million to our defined benefit pension plans in 2012. Expected contributions to our defined benefit pension plans in 2012 will meet or exceed the current funding requirements.

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

Investing Activities

				Change
	Years ended December 31,
				2011 vs. 2010	2010 vs. 2009
In millions	2011	2010	2009
Capital expenditures	$(622)	$(364)	$(310)	$(258)	$(54)
Investments in internal use software	(60)	(43)	(35)	(17)	(8)
Proceeds from disposals of property, plant and equipment	8	55	10	(47)	45
Investments in and advances to equity investees	(81)	(2)	(3)	(79)	1
Proceeds from sale of businesses, net of cash sold	199	—	—	199	—
Acquisition of businesses, net of cash acquired	—	(104)	(2)	104	(102)
Investments in marketable securities-acquisitions	(729)	(823)	(431)	94	(392)
Investments in marketable securities-liquidations	750	690	335	60	355
Purchases of other investments	—	(62)	(62)	62	—
Cash flows from derivatives not designated as hedges	(18)	2	(18)	(20)	20
Other, net	1	—	7	1	(7)

Net cash used in investing activities	$(552)	$(651)	$(509)	$99	$(142)

2011 vs. 2010

        Net cash used in investing activities decreased versus 2010, primarily due to proceeds received from the sale of certain assets and liabilities of our exhaust business and our light-duty filtration business (See Note 2, "DIVESTITURES AND ACQUISITIONS" to our Consolidated Financial Statements), decreased acquisitions and increased liquidations of marketable securities, the acquisition of CWC in 2010 and decreased purchases of other investments. These drivers were partially offset by increased capital expenditures, additional investments in and advances to equity investees and lower proceeds from dispositions of property, plant and equipment.

        Capital expenditures were $622 million compared to $364 million in the comparable period in 2010. We continue to invest in the development of new products and we plan to spend approximately

$800 million to $850 million in 2012 as we continue with product launches and facility improvements and prepare for future emission standards. Approximately 50 percent of our capital expenditures will be invested outside of the U.S. in 2012.

2010 vs. 2009

        Net cash used in investing activities increased versus 2009, primarily due to acquisitions (See Note 2, "DIVESTITURES AND ACQUISITIONS" to our Consolidated Financial Statements), higher capital expenditures and increased investments in marketable securities, which were partially offset by higher proceeds from the disposal of property, plant and equipment. Capital expenditures were $364 million compared to $310 million in 2009.

Financing Activities

				Change
	Years ended December 31,
				2011 vs. 2010	2010 vs. 2009
In millions	2011	2010	2009
Proceeds from borrowings	$127	$214	$76	$(87)	$138
Payments on borrowings and capital lease obligations	(237)	(143)	(97)	(94)	(46)
Net borrowings (payments) under short-term credit agreements	6	9	(2)	(3)	11
Distributions to noncontrolling interests	(56)	(28)	(34)	(28)	6
Dividend payments on common stock	(255)	(172)	(141)	(83)	(31)
Proceeds from sale of common stock held by employee benefit trust	—	58	72	(58)	(14)
Repurchases of common stock	(629)	(241)	(20)	(388)	(221)
Excess tax benefits (deficiencies) on stock-based awards	5	10	(1)	(5)	11
Other, net	14	26	6	(12)	20

Net cash used in financing activities	$(1,025)	$(267)	$(141)	$(758)	$(126)

2011 vs. 2010

        Net cash used in financing activities increased versus 2010, primarily due to significantly higher repurchases of common stock, increased payments on borrowings and capital lease obligations, decreased proceeds from borrowings and higher dividend payments.

        Our total debt was $783 million as of December 31, 2011, compared with $843 million as of December 31, 2010. Total debt as a percent of our total capital, including total long-term debt, was 11.8 percent at December 31, 2011, compared with 14.4 percent at December 31, 2010.

2010 vs. 2009

        Net cash used in financing activities increased versus 2009, primarily due to increased repurchases of common stock, which was partially offset by higher proceeds from borrowings primarily related to the acquisition of CWC and borrowings in Brazil.

        Our total debt was $843 million as of December 31, 2010, compared with $703 million at December 31, 2009. Total debt as a percent of our total capital, including total long-term debt, was 14.4 percent at December 31, 2010, compared to 14.9 percent at December 31, 2009. The increase in total debt was principally due to acquisitions and borrowings in Brazil which were subsequently invested in marketable securities.

Repurchase of Common Stock

        In December 2007, the Board of Directors authorized the acquisition of up to $500 million of our common stock, which was completed in February 2011.

        Repurchases under this plan by year were as follows:

In millions (except per share amounts)	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
2008	2.3	$55.49	$128	$372
2009	0.4	46.52	20	352
2010	3.5	68.57	241	111
2011	1.1	104.47	111	—

Total	7.3		$500

        In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock upon completion of the $500 million program. In 2011, we made the following quarterly purchases under the repurchase programs as indicated:

In millions (except per share amounts) For each quarter ended	2011 Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
December 2007, $500 million repurchase program
March 27	1.1	$104.47	$111	$—
February 2011, $1 billion repurchase program
March 27	0.8	$99.14	$79	$921
June 26	1.6	110.49	183	738
September 25	1.9	89.55	173	565
December 31	1.0	88.17	83	482

Subtotal	5.3	$97.26	$518	$482

Total	6.4	$98.46	$629	$482

Quarterly Dividends

        In July 2011, the Board of Directors approved a 52 percent increase to our quarterly cash dividend on our common stock from $0.2625 per share to $0.40 per share. In July 2010, our Board of Directors approved a 50 percent increase in our quarterly cash dividend on our common stock from $0.175 per share to $0.2625 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2011	2010	2009
First quarter	$0.2625	$0.175	$0.175
Second quarter	0.2625	0.175	0.175
Third quarter	0.40	0.2625	0.175
Fourth quarter	0.40	0.2625	0.175

Total	$1.325	$0.875	$0.70

        Total dividends paid to common shareholders in 2011, 2010 and 2009 were $255 million, $172 million and $141 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.

Credit Ratings

        A number of our contractual obligations and financing agreements, such as our revolving credit facility, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There were no downgrades of our credit ratings in 2011. In September 2011, Standard & Poor's Rating Services upgraded our rating to 'A' and changed our outlook to stable. In June 2011, Fitch Ratings upgraded our rating and changed our outlook to stable. In November 2011, Fitch Ratings affirmed our rating and revised our outlook to positive. In November 2011, Moody's Investors Service, Inc. raised our rating to Baa1 and changed our outlook to positive.

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

Credit Rating Agency	Senior L-T Debt Rating	Outlook
Moody's Investors Service, Inc.	Baa1	Positive
Standard & Poor's Rating Services	A	Stable
Fitch Ratings	A-	Positive

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2011, is shown in the tables below:

Contractual Cash Obligations	2012	2013 - 2014	2015 - 2016	After 2016	Total
In millions
Loans payable	$28	$—	$—	$—	$28
Long-term debt and capital lease obligations(1)	167	168	110	1,454	1,899
Operating leases	136	153	87	121	497
Capital expenditures	430	238	56	—	724
Purchase commitments for inventory	584	39	—	—	623
Other purchase commitments	227	41	1	—	269
Pension funding(2)	—	124	62	—	186
Other postretirement benefits	51	93	86	253	483

Total	$1,623	$856	$402	$1,828	$4,709

(1)
Includes principal payments and expected interest payments based on the terms of the obligations.

(2)
We are contractually obligated in the U.K. to fund $62 million per year from 2013 to 2015; however our expected total pension contributions for 2012 is approximately $130 million.

        The contractual obligations reported above exclude our unrecognized tax benefits of $86 million as of December 31, 2011. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 4, "INCOME TAXES," to the Consolidated Financial Statements for further details.

        Our other commercial commitments as of December 31, 2011, are as follows:

Other Commercial Commitments	2012	2013 - 2014	2015 - 2016	After 2016	Total
In millions
Standby letters of credit under revolving credit agreement	$37	$—	$—	$—	$37
International and other domestic letters of credit	21	5	—	2	28
Performance and excise bonds	21	56	4	—	81
Guarantees, indemnifications and other commitments	7	20	18	—	45

Total	$86	$81	$22	$2	$191

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

        Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, recoverability of investment related to new products, accounting for income taxes and pension benefits.

Warranty Programs

        We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters, and new product specific experience thereafter. Note 11, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2011 and 2010 including adjustments to pre-existing warranties.

Recoverability of Investment Related to New Products

        At December 31, 2011, we have capitalized $221 million associated with the future launch of our light-duty diesel engine product. Development of this product began in 2006. Market uncertainty related to the global recession that began in 2008 resulted in some customers delaying or cancelling their vehicle programs. At December 31, 2009, we reviewed our investment of $216 million for possible impairment. We used projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount to determine if a write-down is appropriate. These projections required estimates about product volume and the size of the market for vehicles that are not yet developed. We used input from our customers in developing alternative cash flow scenarios. Our analysis indicated that the assets were recoverable. Customers that are expected to purchase sufficient quantities to recover our investment in the light-duty diesel engine products remained active with the development of this product through 2011 and there were no significant changes to the assumptions used in 2009. If customer expectations or projected volumes deteriorate and we do not identify alternative customers and/or product applications, we could be required to write-down these assets to net realizable value.

Accounting for Income Taxes

        We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2011, we recorded net deferred tax assets of $417 million. These assets included $128 million for the value of tax loss and credit carryforwards. A valuation allowance of $71 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 4, "INCOME TAXES," to our Consolidated Financial Statements.

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

        The expected long-term return on plan assets is used in calculating the net periodic pension expense. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations and is generally applied to a 5-year average market value of return. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2011, based upon our target asset allocations it is anticipated that our U.S. investment policy will generate an average annual return over the 10-year projection period equal to or in excess of 7.5 percent approximately 50 percent of the time while returns of 10.0 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. The 2011 one year return was 13 percent, combined with the very favorable returns in 2010 has eliminated the significant deterioration in pension assets experienced in 2008 as a result of the credit crisis and related market recession. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 8.0 percent per year in 2012 for U.S. pension assets is reasonable. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. As of December 31, 2011, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 6.0 percent approximately 50 percent of the time while returns of 6.9 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. The one year return for our U.K. plan was approximately six percent for 2011 and similar to our U.S. plan, the 2008 market related deterioration in our plan assets has been eliminated. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 6.5 percent in 2012 for U.K. pension assets is reasonable. Our pension plan asset allocation at December 31, 2011 and 2010 and target allocation for 2012 are as follows:

	U.S. Plans			U.K. Plans
		Percentage of Plan Assets at December 31,			Percentage of Plan Assets at December 31,
	Target Allocation 2012			Target Allocation 2012
Investment description		2011	2010		2011	2010
Equity securities	45.0%	44.2%	46.8%	40.0%	45.0%	57.0%
Fixed income	40.0%	42.2%	41.2%	45.0%	46.0%	40.0%
Real estate/other	15.0%	13.6%	12.0%	15.0%	9.0%	3.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic expense over five years. The table below sets forth the expected return assumptions used to develop our pension expense for the period 2009-2011 and our expected rate for 2012.

	Long-Term Expected Return Assumptions
	2012	2011	2010	2009
U.S. Plans	8.00%	8.00%	8.00%	8.25%
Non-U.S. Plans	6.50%	7.00%	7.25%	7.25%

        A lower expected rate of return will increase our net periodic pension expense and reduce profitability.

        GAAP for pensions offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligation (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligation are not recognized in net periodic pension cost as they occur but are recognized initially in comprehensive income and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, GAAP also allows immediate recognition of gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $1,003 million ($669 million after-tax) for our U.S. and U.K. pension plans.

        The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and, under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation (PBO), amortized over future years of service. This is also true of changes to actuarial assumptions. As of December 31, 2011, we had net pension actuarial losses of $700 million and $305 million for the U.S. and non-U.S. pension plans, respectively. Under GAAP, the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. Increases in actuarial losses decreased our shareholders' equity by $96 million (after-tax) in 2011. The increases were due to liability losses from reduced discount rates, partially offset by improved U.S. plan asset performance in 2011. As these amounts exceed 10 percent of our PBO, the excess is amortized over the average remaining service lives of participating employees.

        The table below sets forth the net periodic pension expense for the period 2009 through 2011 and our expected expense for 2012.

	Net Periodic Pension Expense
In millions	2012	2011	2010	2009
Pension expense	$68	$68	$70	$93

        We expect 2012 pension expense to be approximately the same as 2011, the favorable impacts of investment returns and higher asset values are offset by higher service cost due to increased headcount and a decrease in discount rate. The decrease in periodic pension expense in 2011, was due to improved returns on assets as the capital markets began to recover, strong contributions in 2010 and the absence of any curtailment charges. The decrease in periodic pension expense in 2010 was due to improved returns on assets as the capital markets began to recover, strong contributions in 2009 and the absence of any curtailment charges. Another key assumption used in the development of the net periodic pension expense is the discount rate. The weighted average discount rates used to develop our net periodic pension expense are set forth in the table below.

	Discount Rates
	2012	2011	2010	2009
U.S. Plans	4.82%	5.42%	5.60%	6.20%
Non-U.S. Plans	5.20%	5.80%	5.80%	6.20%

        Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension expense calculation.

        The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in GAAP which suggests the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Service Inc., Standard & Poor's Rating Services, Fitch Ratings and Dominion Bond Rating. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were high-quality, non-callable bonds (Aa or better) as of December 31, 2011, by at least two of the bond rating agencies. The average yield of this hypothetical bond portfolio was used as the benchmark for determining the discount rate to be used to value the obligations of the plans subject to GAAP for pensions and other postretirement benefits.

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

        The table below sets forth the estimated impact on our 2012 net periodic pension expense relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Expense Increase (Decrease)
Discount rate used to value liabilities:
0.25 percent increase	$(4)
0.25 percent decrease	4
Expected rate of return on assets:
One percent increase	(32)
One percent decrease	32

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

        In September 2011, the Financial Accounting Standards Board (FASB) amended its standards related to the testing of goodwill for impairment. The objective of this amendment is to simplify the annual goodwill impairment evaluation process. The amendment provides entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The new rules become effective during interim and annual periods beginning after December 15, 2011, however entities are permitted to early adopt the standard. We elected to early adopt the standard and applied the qualitative analysis to certain reporting units in our 2011 goodwill impairment testing process. Because the measurement of a potential impairment loss has not changed, the standard did not have a significant impact on our Consolidated Financial Statements.

        In October 2009, the FASB amended its rules regarding the accounting for multiple element revenue arrangements. The objective of the amendment is to allow vendors to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times. Specifically, this amendment addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists. The new rules were effective for us beginning January 1, 2011. This amendment did not have a significant impact on our Consolidated Financial Statements as multiple element arrangements are not material to our business.

        In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which was effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary. The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments. The new standard also requires enhanced disclosures regarding an entity's involvement in a VIE. The only significant impact of the adoption of this standard was to deconsolidate Cummins Komatsu Engine Corporation (CKEC) as of January 1, 2010 and to account for CKEC under GAAP for equity method investees. CKEC is an engine manufacturing entity jointly owned and operated by us and our equity partner. Prior to January 1, 2010, we were deemed the primary beneficiary of this VIE due to the pricing arrangements of purchases and the substantial volume of purchases we made from the VIE. The impact of the deconsolidation on our Consolidated Statements of Income was minimal as all sales were eliminated in consolidation in the past. The most significant impacts on our Consolidated Balance Sheets were to decrease current assets by $9 million, decrease long-term assets by $10 million, increase investments and advances related to equity method investees by $11 million and decrease noncontrolling interest by $11 million in 2010.

Accounting Pronouncements Issued But Not Yet Effective

        In December 2011, the FASB amended its standards related to offsetting assets and liabilities. This amendment requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. This information will enable users of the financial statements to understand the effect of those arrangements on its financial position. The new rules will become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. It is also required that the new disclosures are applied retrospectively for all comparative periods presented. We do not believe this amendment will have a significant impact on our Consolidated Financial Statements; however we are currently evaluating the potential impacts to our footnote disclosures.

        In June 2011, the FASB amended its rules regarding the presentation of comprehensive income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the standard also requires disclosure of the location of reclassification adjustments between other comprehensive income and net income on the face of the financial statements. The new rules are scheduled to become effective during interim and annual periods beginning after December 15, 2011. In December 2011, the FASB deferred certain aspects of this standard beyond the current effective date, specifically the provisions dealing with reclassification adjustments. Because the standard only impacts the display of comprehensive income and does not impact what is included in comprehensive income, the standard will not have a significant impact on our Consolidated Financial Statements.

        In May 2011, the FASB amended its standards related to fair value measurements and disclosures. The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. Primarily this amendment changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in addition to clarifying the Board's intent about the application of existing fair value measurement requirements. The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but fair value is required to be disclosed. The new rules will become effective during interim and annual periods beginning after December 15, 2011. As of December 31, 2011, we had no fair value measurements categorized within Level 3. The only impact for us is expected to be the disclosure of the categorization in the fair value hierarchy for those items where fair value is only disclosed (primarily our debt obligations).

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

        The following describes our risk exposures and provides results of sensitivity analysis performed as of December 31, 2011. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

Foreign Exchange Rates

        As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flows for up to one year. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive loss" (AOCL). When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change. As of December 31, 2011, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net loss of $6 million. For the years ended December 31, 2011 and 2010, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

        As of December 31, 2011, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $67 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 20, "DERIVATIVES," to our Consolidated Financial Statements).

Interest Rate Risk

        We are exposed to market risk from fluctuations in interest rates. We manage our exposure to interest rate fluctuations through the use of interest rate swaps. The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.

        In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt issue, due in 2028, from a fixed rate of 7.125 percent to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under GAAP. The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as "Interest expense." The following table summarizes these gains and losses for the years presented below:

	For the years ended December 31,
	2011		2010
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$41	$(41)	$16	$(16)

Commodity Price Risk

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP. We also have commodity swap contracts that represent an economic hedge, however do not qualify for hedge accounting and are marked to market through earnings. For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL. When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs. As of December 31, 2011, we expect to reclassify an unrealized net loss of $11 million from AOCL to income over the next year. Our internal policy allows for managing these cash flow hedges for up to three years.

        As of December 31, 2011, the potential gain or loss related to the outstanding commodity swap contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, was $13 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the swap contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 20, "DERIVATIVES," to the Consolidated Financial Statements).

ITEM 8.    Financial Statements and Supplementary Data

Index to Financial Statements

  •
  Management's Report to Shareholders

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

  •
  Consolidated Balance Sheets at December 31, 2011 and 2010

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

  •
  Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009

  •
  Notes to Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 2	DIVESTITURES AND ACQUISITIONS
NOTE 3	INVESTMENTS IN EQUITY INVESTEES
NOTE 4	INCOME TAXES
NOTE 5	MARKETABLE SECURITIES
NOTE 6	FAIR VALUE OF FINANCIAL INSTRUMENTS
NOTE 7	INVENTORIES
NOTE 8	PROPERTY, PLANT AND EQUIPMENT
NOTE 9	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE 10	DEBT
NOTE 11	PRODUCT WARRANTY LIABILITY
NOTE 12	PENSION AND OTHER POSTRETIREMENT BENEFITS
NOTE 13	OTHER LIABILITIES AND DEFERRED REVENUE
NOTE 14	COMMITMENTS AND CONTINGENCIES
NOTE 15	SHAREHOLDERS' EQUITY
NOTE 16	OTHER COMPREHENSIVE INCOME (LOSS)
NOTE 17	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE 18	NONCONTROLLING INTERESTS
NOTE 19	EARNINGS PER SHARE
NOTE 20	DERIVATIVES
NOTE 21	SALES OF ACCOUNTS RECEIVABLE
NOTE 22	RESTRUCTURING AND OTHER CHARGES
NOTE 23	OPERATING SEGMENTS
  •
  Selected Quarterly Financial Data

MANAGEMENT'S REPORT TO SHAREHOLDERS

Management's Report on Financial Statements and Practices

        The accompanying Consolidated Financial Statements of Cummins Inc. were prepared by management, which is responsible for their integrity and objectivity. The statements were prepared in accordance with generally accepted accounting principles and include amounts that are based on management's best judgments and estimates. The other financial information included in the annual report is consistent with that in the financial statements.

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

Management's Report on Internal Control Over Financial Reporting

        The management of Cummins Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our Consolidated Financial Statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2011. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Officer Certifications

        Please refer to Exhibits 31(a) and 31(b) attached to this report for certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

/s/ N. THOMAS LINEBARGER Chairman and Chief Executive Officer	/s/ PATRICK J. WARD Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 20, 2012

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
In millions, except per share amounts	2011	2010	2009
NET SALES(a)	$18,048	$13,226	$10,800
Cost of sales	13,459	10,058	8,631

GROSS MARGIN	4,589	3,168	2,169
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	1,837	1,487	1,239
Research, development and engineering expenses (Note 1)	629	414	362
Equity, royalty and interest income from investees (Note 3)	416	351	214
Gain on sale of businesses (Note 2)	121	—	—
Restructuring and other charges (Note 22)	—	—	99
Other operating (expense) income, net	21	(16)	(1)

OPERATING INCOME	2,681	1,602	682
Interest income	34	21	8
Interest expense (Note 10)	44	40	35
Other income (expense), net	—	34	(15)

INCOME BEFORE INCOME TAXES	2,671	1,617	640
Income tax expense (Note 4)	725	477	156

CONSOLIDATED NET INCOME	1,946	1,140	484
Less: Net income attributable to noncontrolling interests	98	100	56

NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,848	$1,040	$428

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 19)
Basic	$9.58	$5.29	$2.17
Diluted	$9.55	$5.28	$2.16

(a)
Includes sales to nonconsolidated equity investees of $2,594 million, $2,210 million and $1,830 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$1,484	$1,023
Marketable securities (Note 5)	277	339

Total cash, cash equivalents and marketable securities	1,761	1,362
Accounts and notes receivable, net
Trade and other	2,252	1,935
Nonconsolidated equity investees	274	308
Inventories (Note 7)	2,141	1,977
Deferred income taxes (Note 4)	268	314
Prepaid expenses and other current assets	395	393

Total current assets	7,091	6,289

Long-term assets
Property, plant and equipment, net (Note 8)	2,288	2,041
Investments and advances related to equity method investees (Note 3)	838	734
Goodwill (Note 9)	339	367
Other intangible assets, net (Note 9)	227	222
Other assets	885	749

Total assets	$11,668	$10,402

LIABILITIES
Current liabilities
Loans payable (Note 10)	$28	$82
Accounts payable (principally trade)	1,546	1,362
Current portion of accrued product warranty (Note 11)	422	421
Accrued compensation, benefits and retirement costs	511	468
Deferred revenue	208	182
Taxes payable (including taxes on income)	282	202
Other accrued expenses	660	543

Total current liabilities	3,657	3,260

Long-term liabilities
Long-term debt (Note 10)	658	709
Pensions (Note 12)	205	195
Postretirement benefits other than pensions (Note 12)	432	439
Other liabilities and deferred revenue (Note 13)	885	803

Total liabilities	5,837	5,406

Commitments and contingencies (Note 14)	—	—
EQUITY
Cummins Inc. shareholders' equity (Note 15)
Common stock, $2.50 par value, 500 shares authorized, 222.2 and 221.8 shares issued	2,001	1,934
Retained earnings	6,038	4,445
Treasury stock, at cost, 30.2 and 24.0 shares	(1,587)	(964)
Common stock held by employee benefits trust, at cost, 1.8 and 2.1 shares	(22)	(25)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(724)	(646)
Other	(214)	(74)

Total accumulated other comprehensive loss	(938)	(720)

Total Cummins Inc. shareholders' equity	5,492	4,670
Noncontrolling interests (Note 18)	339	326

Total equity	5,831	4,996

Total liabilities and equity	$11,668	$10,402

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,946	$1,140	$484
Adjustments to reconcile consolidated net income to net cash provided by operating activities:
Restructuring and other charges, net of cash payments (Note 22)	—	—	16
Depreciation and amortization	325	320	326
Gain on sale of businesses (Note 2)	(121)	—	—
Gain on fair value adjustment for consolidated investee (Note 2)	—	(12)	—
Deferred income taxes (Note 4)	85	56	5
Equity in income of investees, net of dividends	(23)	(147)	23
Pension contributions in excess of expense (Note 12)	(131)	(151)	(36)
Other post-retirement benefits payments in excess of expense (Note 12)	(31)	(35)	(24)
Stock-based compensation expense (Note 17)	42	22	20
Excess tax (benefits) deficiencies on stock-based awards	(5)	(10)	1
Translation and hedging activities	4	13	41
Changes in current assets and liabilities, net of acquisitions and divestitures (Note 1)	(154)	(245)	127
Changes in other liabilities and deferred revenue	139	133	155
Other, net	(3)	(78)	(1)

Net cash provided by operating activities	2,073	1,006	1,137

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(622)	(364)	(310)
Investments in internal use software	(60)	(43)	(35)
Proceeds from disposals of property, plant and equipment	8	55	10
Investments in and advances to equity investees	(81)	(2)	(3)
Proceeds from sale of businesses, net of cash sold (Note 2)	199	—	—
Acquisition of businesses, net of cash acquired (Note 2)	—	(104)	(2)
Investments in marketable securities-acquisitions (Note 5)	(729)	(823)	(431)
Investments in marketable securities-liquidations (Note 5)	750	690	335
Purchases of other investments	—	(62)	(62)
Cash flows from derivatives not designated as hedges	(18)	2	(18)
Other, net	1	—	7

Net cash used in investing activities	(552)	(651)	(509)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	127	214	76
Payments on borrowings and capital lease obligations	(237)	(143)	(97)
Net borrowings (payments) under short-term credit agreements	6	9	(2)
Distributions to noncontrolling interests	(56)	(28)	(34)
Dividend payments on common stock (Note 15)	(255)	(172)	(141)
Proceeds from sale of common stock held by employee benefit trust (Note 15)	—	58	72
Repurchases of common stock (Note 15)	(629)	(241)	(20)
Excess tax benefits (deficiencies) on stock-based awards	5	10	(1)
Other, net	14	26	6

Net cash used in financing activities	(1,025)	(267)	(141)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(35)	5	17

Net increase (decrease) in cash and cash equivalents	461	93	504
Cash and cash equivalents at beginning of year	1,023	930	426

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,484	$1,023	$930

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Common Stock Held in Trust	Unearned Compensation	Total Cummins Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2008	$554	$1,239	$3,288	$(1,066)	$(715)	$(61)	$(5)	$3,234	$246	$3,480
Comprehensive income:
Net income attributable to Cummins Inc.			428					428	56	484
Other comprehensive income (loss):
Unrealized gain on derivatives				75				75	—	75
Foreign currency translation adjustments				86				86	14	100
Change in pensions and other postretirement defined benefit plans				10				10	—	10

Total comprehensive income								599	70	669

Issuance of shares	1	6						7	—	7
Employee benefits trust activity		61				25		86	—	86
Acquisition of shares					(20)			(20)	—	(20)
Cash dividends on common stock			(141)					(141)	—	(141)
Distribution to noncontrolling interests								—	(34)	(34)
Stock option exercises		(2)			4			2	—	2
Conversion to capital lease (Note 14)								—	(35)	(35)
Other shareholder transactions		2					4	6	—	6

BALANCE AT DECEMBER 31, 2009	$555	$1,306	$3,575	$(895)	$(731)	$(36)	$(1)	$3,773	$247	$4,020

Comprehensive income:
Net income attributable to Cummins Inc.			1,040					1,040	100	1,140
Other comprehensive income (loss):
Unrealized gain on marketable securities				2				2	2	4
Unrealized gain on derivatives				4				4	—	4
Foreign currency translation adjustments				27				27	10	37
Change in pensions and other postretirement defined benefit plans				142				142	—	142

Total comprehensive income								1,215	112	1,327

Issuance of shares		7						7	—	7
Employee benefits trust activity		68				11		79	—	79
Acquisition of shares					(241)			(241)	—	(241)
Cash dividends on common stock			(172)					(172)	—	(172)
Distribution to noncontrolling interests								—	(29)	(29)
Stock option exercises					8			8	—	8
Deconsolidation of variable interest entity (Note 1)								—	(11)	(11)
Other shareholder transactions	(1)	(1)	2				1	1	7	8

BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720)	$(964)	$(25)	$—	$4,670	$326	$4,996

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Treasury Stock	Common Stock Held in Trust	Unearned Compensation	Total Cummins Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720)		$(964)	$(25)	$—	$4,670	$326	$4,996
Comprehensive income:
Net income attributable to Cummins Inc.			1,848						1,848	98	1,946
Other comprehensive income (loss):
Unrealized gain on marketable securities									—	1	1
Unrealized loss on derivatives				(32)					(32)	—	(32)
Foreign currency translation adjustments				(108)					(108)	(39)	(147)
Change in pensions and other postretirement defined benefit plans				(78)					(78)	—	(78)

Total comprehensive income									1,630	60	1,690

Issuance of shares	1	13							14	—	14
Employee benefits trust activity		25					3		28	—	28
Acquisition of shares						(629)			(629)	—	(629)
Cash dividends on common stock			(255)						(255)	—	(255)
Distribution to noncontrolling interests									—	(56)	(56)
Stock option exercises						6			6	—	6
Other shareholder transactions		28							28	9	37

BALANCE AT DECEMBER 31, 2011	$555	$1,446	$6,038	$(938	)(1)	$(1,587)	$(22)	$—	$5,492	$339	$5,831

(1)
Comprised of defined benefit postretirement plans of $(724) million, foreign currency translation adjustments of $(198) million, unrealized gain on marketable securities of $4 million and unrealized loss on derivatives of $(20) million.

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, exhaust aftertreatment, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of more than 600 company-owned and independent distributor locations and more than 6,500 dealer locations in more than 190 countries and territories.

Principles of Consolidation

        Our Consolidated Financial Statements include the accounts of all wholly-owned and majority-owned domestic and foreign subsidiaries where our ownership is more than 50 percent of outstanding equity interests except for majority-owned subsidiaries that are considered variable interest entities (VIEs) where we are not deemed to have a controlling financial interest. In addition, we also consolidate, regardless of our ownership percentage, VIEs for which we are deemed to have a controlling financial interest. See "Recently Adopted and Recently Issued Accounting Pronouncements" below for revised VIE standards effective January 1, 2010. Intercompany balances and transactions are eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported in our Consolidated Balance Sheets. The noncontrolling ownership interest in our income, net of tax, is classified as "Net income attributable to noncontrolling interests" in our Consolidated Statements of Income.

        Certain amounts for 2010 and 2009 have been reclassified to conform to the current classifications.

        We have variable interests in several businesses accounted for under the equity method of accounting that are deemed to be VIEs and are subject to the provisions of accounting principles generally accepted in the United States of America (GAAP) for variable interest entities. None of these VIEs are consolidated and as such are included in the summary of disclosures in Note 3, "INVESTMENTS IN EQUITY INVESTEES." The VIEs are not material individually or in the aggregate to our Consolidated Balance Sheets or Consolidated Statements of Income.

Investments in Equity Investees

        We use the equity method to account for our investments in joint ventures, affiliated companies and alliances in which we have the ability to exercise significant influence, generally represented by equity ownership or partnership equity of at least 20 percent but not more than 50 percent. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses after the date of acquisition. Investment amounts in excess of our share of an investee's assets are amortized over the life of the related asset creating the excess. If the excess is goodwill, then it is not amortized. Equity in income or losses of each investee is recorded according to our level of ownership; if losses accumulate, we record our share of losses until our investment has been fully depleted. If our investment has been fully depleted, we recognize additional losses only when we are the primary funding source. We eliminate (to the extent of our ownership percentage) in our Consolidated Financial Statements the profit in inventory held by our equity method investees that has not yet been sold to a third-party. Our investments are classified as

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

"Investments and advances related to equity method investees" in our Consolidated Balance Sheets. Our share of the results from joint ventures, affiliated companies and alliances is reported in our Consolidated Statements of Income as "Equity, royalty and interest income from investees," and is reported net of all applicable income taxes.

        Our foreign equity investees are presented net of applicable foreign income taxes in our Consolidated Statements of Income. The vast majority of our United States (U.S.) equity investees are partnerships (non-taxable), thus there is no difference between gross or net of tax presentation as the investees are not taxed.

Use of Estimates in the Preparation of the Financial Statements

        Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, restructuring costs, income taxes and deferred tax valuation allowances, lease classification, and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Revenue Recognition

        We recognize revenue, net of estimated costs of returns, allowances and sales incentives, when it is realized or realizable, which generally occurs when:

  •
  Persuasive evidence of an arrangement exists,

  •
  The product has been shipped and legal title and all risks of ownership have been transferred,

  •
  The sales price is fixed and determinable and

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

  •
  Market share rebates and

  •
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

Foreign Currency Transactions and Translation

        We translate assets and liabilities of foreign entities to U.S. dollars, where the local currency is the functional currency, at year-end exchange rates. We translate income and expenses to U.S. dollars using weighted-average exchange rates for the year. We record adjustments resulting from translation in a separate component of accumulated other comprehensive income (loss) and include the adjustments in net income only upon sale or liquidation of the underlying foreign investment.

        Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure inventory, property, plant and equipment balances and the related income statement using historical exchange rates. We include in income the resulting gains and losses, including the effect of derivatives in our Consolidated Statements of Income, which combined with transaction gains and losses amounted to a net loss of $14 million in 2011, net loss of $1 million in 2010 and a net loss of $20 million in 2009.

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

        We record all derivatives at fair value in our financial statements. Note 20, "DERIVATIVES," provides further information on our hedging strategy and accounting for derivative financial instruments.

Income Tax Accounting

        We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2011, we recorded net deferred tax assets of $417 million. These assets included $128 million for the value of tax loss and credit carryforwards. A valuation allowance of $71 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 4, "INCOME TAXES".

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statements of Cash Flows-Supplemental Disclosures

	Years ended December 31,
In millions	2011	2010	2009
Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:
Accounts and notes receivable	$(350)	$(195)	$(181)
Inventories	(225)	(574)	482
Other current assets	(21)	(54)	33
Accounts payable	208	345	(75)
Accrued expenses	234	233	(132)

Total	$(154)	$(245)	$127

Cash payments for income taxes, net of refunds	$532	$312	$128
Cash payments for interest, net of capitalized interest	$47	$42	$31

Marketable Securities

        We account for marketable securities in accordance with GAAP for investments in debt and equity securities. We determine the appropriate classification of all marketable securities as "held-to-maturity, "available-for-sale" or "trading" at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2011 and 2010, all of our investments were classified as available-for-sale.

        Available-for-sale securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be "other-than-temporary" are recognized currently in income. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See Note 5, "MARKETABLE SECURITIES," for a detailed description of our investments in marketable securities.

Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. We have a trade receivables sales program, which is more fully discussed in Note 21, "SALES OF ACCOUNTS RECEIVABLE," which allows us to sell, without recourse, an interest in a pool of our trade receivables to a financial institution as necessary. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The activity in our allowance for doubtful accounts is as follows:

	December 31,
In millions	2011	2010	2009
Balance, beginning of year	$15	$13	$10
Provision for bad debts	6	5	11
Write-offs	(8)	(3)	(9)
Other	(1)	—	1

Balance, end of year	$12	$15	$13

Inventories

        Our inventories are stated at the lower of cost or market. For the years ended December 31, 2011 and 2010, approximately 17 percent and 16 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process.

Property, Plant and Equipment

        We record property, plant and equipment, inclusive of assets under capital leases, at cost. We depreciate the cost of certain engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. We depreciate the cost of all other equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and three to 20 years for machinery, equipment and fixtures. Capital lease amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $264 million, $248 million and $269 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill

        Under GAAP for goodwill, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. In addition, carrying value of goodwill must be tested for impairment on an interim basis in certain circumstances where impairment may be indicated. When we are required or opt to perform the two-step impairment test, the fair value of each reporting unit is estimated by discounting the after tax future cash flows less requirements for working capital and fixed asset additions. Our reporting units are generally defined as one level below an operating segment. However, there were two situations where we have aggregated two or more components which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These two situations are described further below. This analysis has resulted in the following reporting units for our goodwill testing:

  •
  Within our Components segment, emission solutions and filtration have been aggregated into a single reporting unit. This reporting unit accounts for almost 89 percent of our total goodwill balance at December 31, 2011.

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

        No other reporting units have goodwill. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. We performed the required procedures as of the end of our fiscal third quarter and determined that our goodwill was not impaired. At December 31, 2011, our recorded goodwill was $339 million, approximately 89 percent of which resided in the emission solutions plus filtration reporting unit. For this reporting unit, the fair value of the reporting unit exceeded its carrying value by a substantial margin. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Software

        We capitalize certain costs for software that are developed or obtained for internal use. Software costs are amortized on a straight-line basis over their estimated useful lives generally ranging from three to eight years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in significant modifications that enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

Warranty

        We charge the estimated costs of warranty programs, other than product recalls, to income at the time products are shipped to customers. We use historical experience of warranty programs to develop the estimated liability for our various warranty programs. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. The liability for these programs is reflected in the provision for warranties issued line item. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. At December 31, 2011, we had $14 million of receivables related to estimated supplier recoveries of which $7 million was included in "Trade and other receivables, net" and $7 million was included in "Other assets" on our Consolidated Balance Sheets. At December 31, 2010, we had $12 million of receivables related to estimated supplier recoveries of which $7 million was included in "Trade and other receivables, net" and $5 million was included in "Other assets" on our Consolidated Balance Sheets.

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

Research and Development

        Our research and development program is focused on product improvements, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. Research and development expenses, net of contract reimbursements, were $621 million in 2011, $402 million in 2010 and $362 million in 2009. Contract reimbursements were $75 million in 2011, $68 million in 2010 and $92 million in 2009.

Related Party Transactions

        In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties. Joint venture transfer prices to

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

us may differ from normal selling prices. Certain joint venture agreements transfer product to us at cost, some transfer product to us on a cost-plus basis, and others transfer product to us at market value. Our related party sales are presented on the face of our Consolidated Statements of Income. Our related party purchases were not material to our financial position or results of operations.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

        In September 2011, the Financial Accounting Standards Board (FASB) amended its standards related to the testing of goodwill for impairment. The objective of this amendment is to simplify the annual goodwill impairment evaluation process. The amendment provides entities the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. The new rules become effective during interim and annual periods beginning after December 15, 2011, however entities are permitted to early adopt the standard. We elected to early adopt the standard and applied the qualitative analysis to certain reporting units in our 2011 goodwill impairment testing process. Because the measurement of a potential impairment loss has not changed, the standard did not have a significant impact on our Consolidated Financial Statements.

        In October 2009, the FASB amended its rules regarding the accounting for multiple element revenue arrangements. The objective of the amendment is to allow vendors to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times. Specifically, this amendment addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists. The new rules were effective for us beginning January 1, 2011. This amendment did not have a significant impact on our Consolidated Financial Statements as multiple element arrangements are not material to our business.

        In June 2009, the FASB amended its existing standards related to the consolidation of variable interest entities, which was effective for interim and annual fiscal periods beginning after November 15, 2009. The new standard requires entities to analyze whether their variable interests give it a controlling financial interest of a variable interest entity (VIE) and outlines what defines a primary beneficiary. The new standard amends GAAP by: (a) changing certain rules for determining whether an entity is a VIE; (b) replacing the quantitative approach previously required for determining the primary beneficiary with a more qualitative approach; and (c) requiring entities to continuously analyze whether they are the primary beneficiary of a VIE among other amendments. The new standard also requires enhanced disclosures regarding an entity's involvement in a VIE. The only significant impact of the adoption of this standard was to deconsolidate Cummins Komatsu Engine Corporation (CKEC) as of January 1, 2010 and to account for CKEC under GAAP for equity method investees. CKEC is an engine manufacturing entity jointly owned and operated by us and our equity partner. Prior to January 1, 2010, we were deemed the primary beneficiary of this VIE due to the pricing arrangements of purchases and the substantial volume of purchases we made from the VIE. The impact of the deconsolidation on our Consolidated Statements of Income was minimal as all sales were eliminated in consolidation in the past. The most significant impacts on our Consolidated Balance Sheets were to

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

decrease current assets by $9 million, decrease long-term assets by $10 million, increase investments and advances related to equity method investees by $11 million and decrease noncontrolling interest by $11 million in 2010.

Accounting Pronouncements Issued But Not Yet Effective

        In December 2011, the FASB amended its standards related to offsetting assets and liabilities. This amendment requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting agreement. This information will enable users of the financial statements to understand the effect of those arrangements on its financial position. The new rules will become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. It is also required that the new disclosures are applied retrospectively for all comparative periods presented. We do not believe this amendment will have a significant impact on our Consolidated Financial Statements; however we are currently evaluating the potential impacts to our footnote disclosures.

        In June 2011, the FASB amended its rules regarding the presentation of comprehensive income. The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the standard also requires disclosure of the location of reclassification adjustments between other comprehensive income and net income on the face of the financial statements. The new rules are scheduled to become effective during interim and annual periods beginning after December 15, 2011. In December 2011, the FASB deferred certain aspects of this standard beyond the current effective date, specifically the provisions dealing with reclassification adjustments. Because the standard only impacts the display of comprehensive income and does not impact what is included in comprehensive income, the standard will not have a significant impact on our Consolidated Financial Statements.

        In May 2011, the FASB amended its standards related to fair value measurements and disclosures. The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. Primarily this amendment changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in addition to clarifying the Board's intent about the application of existing fair value measurement requirements. The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but fair value is required to be disclosed. The new rules will become effective during interim and annual periods beginning after December 15, 2011. As of December 31, 2011, we had no fair value measurements categorized within Level 3. The only impact for us is expected to be the disclosure of the categorization in the fair value hierarchy for those items where fair value is only disclosed (primarily our debt obligations).

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. DIVESTITURES AND ACQUISITIONS

Divestitures

        In the second quarter of 2011, we sold certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings. This business was historically included in our Components segment. The sales price was $123 million. We recognized a gain on the sale of $68 million ($37 million after-tax), which included a goodwill allocation of $19 million. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2011.

        Sales for this business were $62 million, $171 million and $126 million in 2011 (through closing), 2010 and 2009, respectively. Operating results for this business were approximately $9 million, $22 million and $11 million in 2011 (through closing), 2010 and 2009, respectively.

        During the fourth quarter of 2011, we sold certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions. The sales price was $90 million and included a note receivable from the buyer of approximately $1 million. There are no earnouts or other contingencies associated with the sales price. We recognized a gain on the sale of $53 million ($33 million after-tax), which included a goodwill allocation of $6 million. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2011.

        Sales for this business were $64 million, $74 million and $54 million in 2011 (through closing), 2010 and 2009, respectively. Operating results for this business were approximately $13 million, $9 million and $2 million in 2011 (through closing), 2010 and 2009, respectively.

        The assets and liabilities associated with these businesses have not been reclassified and separately presented in the 2010 Consolidated Balance Sheet as they are immaterial. We have entered into supply and other agreements with the operations that represent ongoing involvement and as such, the results of these operations have not been presented as discontinued operations.

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

        The purchase price was approximately $97 million as presented below. The intangible assets are primarily customer related and are being amortized over periods ranging from one to three years. The

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. DIVESTITURES AND ACQUISITIONS (Continued)

acquisition of CWC was accounted for as a business combination, with the results of the acquired entity and the goodwill included in the Distribution operating segment as of the acquisition date. Distribution segment results also include a $12 million gain in 2010, as we were required to re-measure our pre-existing 30 percent ownership interest in CWC to fair value in accordance with GAAP. Net sales for CWC were $390 million and $272 million for 2011 and 2010, respectively, which were approximately two percent of our consolidated sales for both years.

        The purchase price was allocated as follows:

In millions
Accounts receivable	$31
Inventory	48
Fixed assets	45
Intangible assets	11
Goodwill	2
Other assets	2
Current liabilities	(42)

Total purchase price	97
Fair value of pre-existing 30 percent interest	(26)

Consideration given	$71

        We provided a loan to our partner of approximately $8 million to fund the purchase of his 20 percent interest. The purchase transaction resulted in $8 million of noncontrolling interest (representing our partner's 20 percent interest) which was completely offset by the $8 million receivable from our partner, reducing the noncontrolling interest impact to zero as of the acquisition date. The interest-bearing loan is expected to be repaid over a period of three to five years. The partner also has periodic options to purchase an additional 10 to 15 percent interest in CWC up to a maximum of an additional 30 percent (total ownership not to exceed 50 percent).

        In November 2010, we purchased a majority interest in a previously independent North American distributorship. The acquisition was accounted for under the purchase method of accounting and resulted in an aggregate purchase price of $27 million. The assets of the acquired business were primarily accounts receivable, inventory and fixed assets. The transaction generated $1 million of goodwill.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN EQUITY INVESTEES

        Investments in and advances to equity investees and our ownership percentage are as follows:

		December 31,
In millions	Ownership %	2011	2010
Dongfeng Cummins Engine Company, Ltd.	50%	$131	$150
North American distributors	30% - 50%	127	114
Komatsu alliances	20% - 50%	115	91
Beijing Foton Cummins Engine Co. Ltd.	50%	87	38
Chongqing Cummins Engine Company, Ltd.	50%	71	78
Cummins-Scania XPI Manufacturing, LLC	50%	62	57
Tata Cummins, Ltd.	50%	49	49
Shanghai Fleetguard Filter Co., Ltd.	50%	29	25
Other	Various	167	132

Total		$838	$734

        Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the years ended December 31,
In millions	2011	2010	2009
Distribution Entities
North American distributors	$134	$101	$100
Komatsu Cummins Chile, Ltda.	22	16	12
All other distributors	4	3	3
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	80	99	33
Chongqing Cummins Engine Company, Ltd.	68	46	36
Shanghai Fleetguard Filter Co., Ltd.	15	12	7
Tata Cummins, Ltd.	14	14	5
Cummins Westport, Inc.	14	10	3
Valvoline Cummins, Ltd.	7	8	7
Komatsu manufacturing alliances	3	11	(2)
Cummins MerCruiser Diesel Marine, LLC	(3)	(3)	(10)
Beijing Foton Cummins Engine Co., Ltd.	(7)	(16)	(5)
All other manufacturers	24	20	7

Cummins share of net income	375	321	196
Royalty and interest income	41	30	18

Equity, royalty and interest income from investees	$416	$351	$214

Distribution Entities

        We have an extensive worldwide distributor and dealer network through which we sell and distribute our products and services. Generally, our distributors are divided by geographic region with some of our distributors being wholly-owned by Cummins, some partially-owned and the majority

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN EQUITY INVESTEES (Continued)

independently owned. We consolidate all wholly-owned distributors and partially-owned distributors where we are the primary beneficiary and account for other partially-owned distributors using the equity method of accounting.

  •
  North American Distributors—Our distribution channel in North America includes 12 partially-owned distributors. Our equity interests in these nonconsolidated entities range from 30 percent to 50 percent. We also have more than a 50 percent ownership interest in three partially owned distributors which we consolidate. While each distributor is a separate legal entity, the business of each is substantially the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

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

Manufacturing Entities

        Our manufacturing joint ventures have generally been formed with customers and generally are intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Generation segment manufacturing facilities. Our Components segment joint ventures and wholly owned entities provide fuel system, filtration and turbocharger products that are used in our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest are included in "Equity, royalty and interest income from investees" and "Investments and advances related to equity method investees" in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.

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

  •
  Chongqing Cummins Engine Company, Ltd.—Chongqing Cummins Engine Company, Ltd. (CCEC) is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN EQUITY INVESTEES (Continued)

    manufactures several models of our heavy-duty and high-horsepower diesel engines, primarily serving the industrial and stationary power markets in China.

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

  •
  Cummins Westport, Inc.—Cummins Westport, Inc. is a joint venture in Canada with Westport Innovations Inc. to market and sell automotive spark-ignited natural gas engines worldwide and to participate in joint technology projects on low-emission technologies.

  •
  Valvoline Cummins, Ltd.—Valvoline Cummins, Ltd. is a joint venture in India with Ashland Inc., USA. This joint venture manufactures and distributes lubricants and oil related products in India which are used in automotive and industrial applications. Products include transmission fluids, hydraulic lubricants, automotive filters, cooling system products, greases and specialty products.

  •
  Komatsu manufacturing alliances—Komatsu manufacturing alliances consists of two manufacturing joint ventures and one design joint venture including Komatsu Cummins Engine Company (KCEC) in Japan and Cummins Komatsu Engine Company (CKEC) in the United States (U.S.) with Komatsu Ltd. These joint ventures manufacture Cummins-designed medium-duty engines in Japan and Komatsu-designed high-horsepower engines in the U.S. The industrial engine design joint venture is located in Japan.

  •
  Cummins MerCruiser Diesel Marine, LLC—Cummins MerCruiser Diesel Marine, LLC (CMD) is a joint venture in the U.S. with Mercury Marine, a division of Brunswick Corporation, to develop, manufacture and sell recreational marine diesel products, including engines, sterndrive packages, inboard packages, instrument and controls, service systems and replacement and service parts and assemblies, complete integration systems and other related products. In the fourth quarter of 2011, Cummins Inc. and Mercury Marine announced a plan to dissolve their joint venture and to transition to a strategic supply arrangement between the two companies to more effectively and efficiently serve customers in the global diesel marine market. All business activities will move from CMD to the parent companies, with completion of the transition anticipated by mid-2012. CMD will conduct business as usual through the transition. Cummins will continue to use Mercury Marine drives and control systems in conjunction with its extensive offering of mid-range and heavy-duty marine engines. This move will leverage Cummins' strong global distribution footprint and create additional synergy with other Cummins recreational marine products, including marine generator sets offered under the Cummins Onan brand. The dissolution of the joint venture is not expected to have a significant impact on the financial results of Cummins.

  •
  Beijing Foton Cummins Engine Co., Ltd.—Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beijing Foton Motor Co., Ltd., a commercial vehicle manufacturer, which produces ISF 2.8 liter and ISF 3.8 liter families of Cummins high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles. Certain types of marine, small construction equipment and industrial applications are also served by these engine families.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN EQUITY INVESTEES (Continued)

Equity Investee Financial Summary

        We have approximately $441 million in our investment account at December 31, 2011, that represents cumulative undistributed income in our equity investees. Summary financial information for our equity investees is as follows:

	As of and for the years ended December 31,
In millions	2011	2010	2009
Net sales	$8,659	$7,107	$5,554
Gross margin	1,948	1,651	1,365
Net income	788	668	427
Cummins share of net income	$375	$321	$196
Royalty and interest income	41	30	18

Total equity, royalty and interest income from investees	$416	$351	$214

Current assets	$2,892	$2,741
Non-current assets	1,440	1,253
Current liabilities	(2,055)	(1,837)
Non-current liabilities	(391)	(499)

Net assets	$1,886	$1,658

Cummins share of net assets	$855	$744

NOTE 4. INCOME TAXES

	Years ended December 31,
In millions	2011	2010	2009
Income (loss) before income taxes:
U.S. income	$881	$242	$(47)
Foreign income	1,790	1,375	687

Total	$2,671	$1,617	$640

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        Income tax expense (benefit) consists of the following:

	Years ended December 31,
In millions	2011	2010	2009
Current
U.S. federal and state	$116	$11	$4
Foreign	524	410	147

Total current	640	421	151
Deferred:
U.S. federal and state	69	49	(38)
Foreign	16	7	43

Total deferred	85	56	5

Income tax expense	$725	$477	$156

        A reconciliation of the U.S. federal income tax rate of 35 percent to the actual effective tax rate is as follows:

	Years ended December 31,
	2011	2010	2009
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal effect	0.4	0.6	(0.3)
Research tax credits	(4.7)	(1.3)	(2.4)
Differences in rates and taxability of foreign subsidiaries and joint ventures	(4.6)	(4.7)	(5.5)
Other, net	1.0	(0.1)	(2.4)

Effective tax rate	27.1%	29.5%	24.4%

        The effective tax rate for 2011 includes a net income tax benefit of $48 million (net of additional reserves for uncertain tax positions of $41 million) related to prior year refund claims filed for additional research tax credits, as well as additional foreign income and related foreign tax credits. Our effective tax rate for 2011 also includes a net income tax benefit of $19 million related to the release of deferred U.S. tax liabilities on foreign earnings, as a result of restructuring our foreign operations. Also included in 2011 is a discrete tax benefit of $16 million resulting from the reduction of our unrecognized tax benefits primarily due to settlements with taxing authorities. The 2011 income tax provision also includes other discrete tax items totaling to a $2 million net tax charge, primarily relating to the enactment of state law changes in Indiana and the United Kingdom (U.K.) as well as adjustments to our income tax accounts based on our 2010 tax return filings.

        Retained earnings of our U.K. domiciled subsidiaries and certain Singapore, German and Indian subsidiaries are considered to be permanently reinvested. The total permanently reinvested retained earnings and related cumulative translation adjustment balances for these entities were $1.5 billion, $1.2 billion and $0.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts were determined primarily based on book retained earnings balances for these subsidiaries

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

translated at historical rates. The determination of the deferred tax liability related to these retained earnings and cumulative translation adjustment balances which are considered to be permanently reinvested outside the U.S. is not practicable. We may periodically repatriate a portion of these earnings to the extent we can do so essentially tax-free or at minimal tax cost.

        For our remaining subsidiary companies and joint ventures outside the U.S., we provide for the additional taxes that would be due upon the dividend distribution of the income of those foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. Deferred taxes on unremitted earnings of foreign subsidiaries and joint ventures, including those in China, were $222 million and $217 million at December 31, 2011 and 2010, respectively. We have $693 million of retained earnings and related cumulative translation adjustments in our China operations as of December 31, 2011, and have provided a U.S. deferred tax liability of $172 million related to these earnings that will be distributed to the U.S. in the future as well as the related translation impacts as of December 31, 2011. Earnings of our China operations for periods beginning after December 31, 2011 will be considered to be permanently reinvested and additional U.S. deferred tax will not be provided on these future earnings. These future earnings are expected to be used for capital expenditures and to fund joint ventures in China. During 2010, we released $3 million of U.S. deferred tax liabilities related to prior years unremitted income of certain German and Indian subsidiaries of our U.K. group now considered to also be permanently reinvested. Income before income taxes includes equity income of foreign joint ventures of $234 million, $218 million and $117 million for the years ended December 31, 2011, 2010 and 2009, respectively. This equity income is recorded net of foreign taxes. Additional U.S. income taxes of $49 million, $50 million and $31 million for the years ended December 31, 2011, 2010 and 2009, respectively, were provided for the additional U.S. taxes that will ultimately be due upon the distribution of the foreign joint venture equity income.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets are as follows:

	December 31,
In millions	2011	2010
Deferred tax asset:
U.S. federal and state carryforward benefits	$86	$106
Foreign carryforward benefits	42	33
Employee benefit plans	334	342
Warranty and marketing expenses	302	300
Deferred research and development expenses	6	20
Accrued expenses	73	86
Other	47	37

Gross deferred tax assets	890	924
Valuation allowance	(71)	(50)

Total deferred tax assets	819	874

Deferred tax liabilities:
Property, plant and equipment	(158)	(145)
Unremitted income of foreign subsidiaries and joint ventures	(222)	(217)
Other	(22)	(1)

Total deferred tax liabilities	(402)	(363)

Net deferred tax assets	$417	$511

        Our 2011 U.S. federal and state carryforward benefits include $86 million of state credit and net operating loss carryforward benefits that begin to expire in 2012. Our foreign carryforward benefits include $42 million of net operating loss carryforwards that begin to expire in 2013. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance increased in 2011 by a net $21 million and increased in 2010 by a net $6 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits. Other assets includes deferred tax assets of $167 million and $203 million for the years ended December 31, 2011 and 2010. Other liabilities and deferred revenue includes deferred tax liabilities of $18 million and $6 million for the years ended December 31, 2011 and 2010, respectively.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In millions
Balance at December 31, 2008	$57
Additions based on tax positions related to the current year	1
Additions based on tax positions related to the prior years	4
Reductions for tax positions related to prior years	(3)
Reductions for tax positions relating to settlements with taxing authorities	(5)
Effects of foreign currency translations	2

Balance at December 31, 2009	$56
Additions based on tax positions related to the current year	2
Additions based on tax positions related to the prior years	35
Reductions for tax positions related to prior years	(5)
Reductions for tax positions relating to lapse of statute of limitations	(3)

Balance at December 31, 2010	$85
Additions based on tax positions related to the current year	5
Additions based on tax positions related to the prior years	44
Reductions for tax positions related to prior years	(3)
Reductions for tax positions relating to settlements with taxing authorities	(39)
Reductions for tax positions relating to lapse of statute of limitations	(6)

Balance at December 31, 2011	$86

        Included in the December 31, 2011 and 2010, balances are $75 million and $33 million related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. Also, we had accrued interest expense related to the unrecognized tax benefits of $7 million, $30 million and $22 million as of December 31, 2011, 2010 and 2009, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ending December 31, 2011, 2010 and 2009, we recognized $(15) million, $5 million and $4 million in net interest expense, respectively. In 2011, as a result of the settlement of certain tax positions with tax authorities in China, we reduced our liability for unrecognized tax benefits by $39 million and the related net accrued interest of $16 million. The $39 million reduction was fully offset by adjustments to other income tax balance sheet accounts resulting in zero net income statement impact. As the settlement with the tax authorities included no interest or penalties being incurred, we recognized a $16 million income tax benefit in 2011 from the release of the accrued interest previously recorded related to the unrecognized tax benefits that were settled.

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

        As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. With few exceptions, our U.S. federal, major state and foreign jurisdictions are no longer subject to income tax examinations for years before 2005.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. MARKETABLE SECURITIES

        A summary of marketable securities, all of which are classified as current, is as follows:

	December 31,
	2011			2010
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Debt mutual funds	$115	$2	$117	$179	$1	$180
Bank debentures	82	—	82	85	—	85
Certificates of deposit	66	—	66	59	—	59
Government debt securities—non-U.S.	3	—	3	4	(1)	3
Corporate debt securities	2	—	2	2	—	2
Equity securities and other	—	7	7	—	10	10

Total marketable securities	$268	$9	$277	$329	$10	$339

        Proceeds from sales and maturities of marketable securities were $ 750 million, $ 690 million and $ 335 million in 2011, 2010 and 2009, respectively. Gross realized gains from the sale of available-for-sale securities were $3 million for the year ended 2011, less than $1 million for the year ended 2010 and $2 million for the year ended 2009. Gross realized losses from the sale of available-for-sale securities were less than $1 million for the years ended December 31, 2011, 2010 and 2009.

        At December 31, 2011, the fair value of available-for-sale investments in debt securities by contractual maturity is as follows:

Maturity date	Fair value
In millions
1 year or less	$29
1 - 5 years	56
5 - 10 years	1
After 10 years	1

Total	$87

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

        In January 2010, the FASB amended its standards related to fair value measurements and disclosures, which were effective for interim and annual fiscal periods beginning after December 15, 2009, except for disclosures about certain Level 3 activity which did not become effective until interim and annual periods beginning after December 15, 2010. The new standard requires us to disclose transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers as well as activity in Level 3 fair value measurements. The new standard also requires a more detailed level of disaggregation of the assets and liabilities being measured as well as increased disclosures regarding inputs and valuation techniques of the fair value measurements. The amended

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

standards do not require retroactive restatement of prior periods. The adoption did not materially impact our Consolidated Financial Statements.

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

  Level 3—Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management's best estimate of fair value. At each balance sheet date, we perform an analysis of all instruments subject to fair value accounting under GAAP and include, in Level 3, all of those whose fair value is based on significant unobservable inputs. At December 31, 2011, we did not have any Level 3 financial assets or liabilities, other than those in our pension plan (see Note 12, "PENSION BENEFITS AND OTHER POST RETIREMENT BENEFITS").

        The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives. AFS securities are derived from Level 1 or Level 2 inputs. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair value measurement of derivatives results primarily from Level 2 inputs. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

external financial institutions. We participate in commodity swap contracts, currency forward contracts and interest rate swaps. When material, we adjust the values of our derivative contracts for counter-party or our credit risk. There were no transfers into or out of Levels 2 or 3 during 2011.

        The following table summarizes our financial instruments recorded at fair value in our Consolidated Balance Sheets at December 31, 2011:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$53	$64	$—	$117
Bank debentures	—	82	—	82
Certificates of deposit	—	66	—	66
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Available-for-sale equity securities:
Financial services industry	7	—	—	7
Derivative assets:
Interest rate contracts	—	82	—	82

Total assets	$60	$299	$—	$359

Derivative liabilities:
Commodity swap contracts	—	22	—	22
Foreign currency forward contracts	—	8	—	8

Total liabilities	$—	$30	$—	$30

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

        Government debt securities-non-U.S. and Corporate debt securities —The fair value measure for these securities are broker quotes received from reputable firms. These securities are infrequently traded on

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

a national stock exchange and these values are used on a test basis to corroborate our Level 2 input measure.

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

        The following tables summarize our financial instruments recorded at fair value in our Consolidated Balance Sheets at December 31, 2010:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale debt securities:
Debt mutual funds	$75	$105	$—	$180
Bank debentures	—	85	—	85
Certificates of deposit	—	59	—	59
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2
Available-for-sale equity securities:
Financial services industry	10	—	—	10
Derivative assets:
Commodity swap contracts	—	21	—	21
Interest rate contracts	—	41	—	41

Total assets	$85	$316	$—	$401

        Fair value of foreign currency forward contacts and total derivative liabilities on our Consolidated Balance Sheets are not material.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value of Other Financial Instruments

        Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at December 31, 2011 and December 31, 2010, are set forth in the table below. The carrying values of all other receivables and liabilities approximated fair values.

	December 31,
In millions	2011	2010
Fair value of total debt	$901	$886
Carrying value of total debt	783	843

NOTE 7. INVENTORIES

        Inventories are stated at the lower of cost or market. Inventories included the following:

	December 31,
In millions	2011	2010
Finished products	$1,220	$1,019
Work-in-process and raw materials	1,019	1,048

Inventories at FIFO cost	2,239	2,067
Excess of FIFO over LIFO	(98)	(90)

Total inventories	$2,141	$1,977

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

        Details of our property, plant and equipment balance are as follows:

	December 31,
In millions	2011		2010
Land and buildings	$1,001		$955
Machinery, equipment and fixtures	3,562		3,525
Construction in process	682	(1)	447

Property, plant and equipment, gross	5,245		4,927
Less: accumulated depreciation	(2,957)		(2,886)

Property, plant and equipment, net	$2,288		$2,041

(1)
Construction in process includes $169 million related to our future light-duty diesel engine platform.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table summarizes the changes in the carrying amount of goodwill for 2011 and 2010:

In millions	Components	Power Generation	Distribution	Engine	Total
Goodwill at December 31, 2009	$337	$13	$8	$6	$364
Additions	—	—	3	—	3
Translation and other	1	(1)	—	—	—

Goodwill at December 31, 2010	$338	$12	$11	$6	$367
Divestitures	(25)	—	—	—	(25)
Translation and other	(2)	—	(1)	—	(3)

Goodwill at December 31, 2011	$311	$12	$10	$6	$339

        Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2011	2010
Software	$409	$389
Accumulated amortization	(191)	(179)

Net software	218	210
Trademarks, patents and other	44	49
Accumulated amortization	(35)	(37)

Net trademarks, patents and other	9	12

Total	$227	$222

        Amortization expense for software and other intangibles totaled $57 million, $69 million and $55 million for the years ended December 31, 2011, 2010 and 2009, respectively. Internal and external software costs (excluding those related to research, re-engineering and training), trademarks and patents are amortized generally over a three to eight-year period. The following table represents the projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions.

	For the years ended
In millions	2012	2013	2014	2015	2016 - 2017
Projected amortization expense	$74	$54	$38	$26	$14

NOTE 10. DEBT

Loans Payable

        Loans payable at December 31, 2011 and 2010 were $ 28 million and $ 82 million, respectively, and consisted primarily of notes payable to financial institutions. The weighted-average interest rate for

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. DEBT (Continued)

notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2011, 2010 and 2009, was as follows:

	December 31,
	2011	2010	2009
Weighted average interest rate	4.19	4.76	5.61

        For the years ended December 31, 2011, 2010 and 2009, total interest incurred was $ 48 million, $ 45 million and $ 41 million, respectively. For the same respective periods, interest capitalized was $ 4 million, $ 5 million and $ 6 million.

Revolving Credit Facility

        On July 16, 2010, we entered into a four-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.24 billion senior unsecured revolving credit facility, the proceeds of which are to be used by us for working capital or other general corporate purposes.

        The credit facility matures on July 16, 2014. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $150 million under our credit facility is available for swingline loans denominated in U.S. dollars. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR Rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR Rate loans was 1.75 percent per annum as of December 31, 2011. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.

        The credit agreement includes various covenants, including, among others, maintaining a leverage ratio of no more than 3.0 to 1.0 and maintaining an interest coverage ratio of at least 1.5 to 1.0. As of December 31, 2011, we were in compliance with both covenants.

        The table below is a reconciliation of the maximum capacity of our revolver to the amount available under the facility as of December 31, 2011. There were no outstanding borrowings under this facility at December 31, 2011.

Revolving Credit Capacity at December 31,
In millions	2011
Maximum credit capacity of the revolving credit facility	$1,240
Less:
Letters of credit against revolving credit facility	37

Amount available for borrowing under the revolving credit facility	$1,203

        As of December 31, 2011, we also had $300 million available for borrowings under our international and other domestic short-term credit facilities. Commitments against the other domestic and international facilities were $28 million as of December 31, 2011 and $82 million at the end of 2010.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. DEBT (Continued)

Long-term Debt

	December 31,
In millions	2011	2010
Long-term debt:
Export financing loan, 4.5%, due 2012	$31	$52
Export financing loan, 4.5%, due 2013	44	55
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other	90	56

	638	636
Unamortized discount	(36)	(36)
Fair value adjustments due to hedge on indebtedness	82	41
Capital leases	71	120

Total long-term debt	755	761
Less current maturities of long-term debt	(97)	(52)

Long-term debt	$658	$709

        Principal payments required on long-term debt during the next five years are:

	Required Principal Payments
In millions	2012	2013	2014	2015	2016
Payment	$97	$59	$18	$17	$17

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

        In October 2009, one wholly-owned subsidiary, Cummins Brasil Ltda, entered into a loan agreement with the Brazil development bank, BNDES, for a loan in local currency in an amount equivalent to US $45 million, at drawdown, at a fixed rate of 4.5 percent to finance its exports over the next three years. The principal of the loan had a two-year grace period and began amortizing in 2011.

        Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to various financial covenants including a maximum debt-to-EBITDA ratio and a minimum interest coverage ratio. As of December 31, 2011, we were in compliance with all of the covenants under our borrowing agreements.

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

	December 31,
In millions	2011	2010
Balance, beginning of year	$980	$989
Provision for warranties issued	428	401
Deferred revenue on extended warranty contracts sold	124	105
Payments	(409)	(421)
Amortization of deferred revenue on extended warranty contracts	(95)	(86)
Changes in estimates for pre-existing warranties	(7)	(7)
Foreign currency translation	(7)	(1)

Balance, end of year	$1,014	$980

        Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2011	2010	Balance Sheet Locations
Deferred revenue related to extended coverage programs:
Current portion	$103	$91	Deferred revenue
Long-term portion	210	193	Other liabilities and deferred revenue

Total	$313	$284

Receivables related to estimated supplier recoveries:
Current portion	$7	$7	Trade and other receivables
Long-term portion	7	5	Other assets

Total	$14	$12

Long-term portion of warranty liability	$279	$275	Other liabilities and deferred revenue

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

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		Non-U.S. Plans
In millions	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$2,110	$2,053	$1,013	$1,075
Service cost	51	45	20	19
Interest cost	109	111	58	58
Plan participants' contributions	—	—	1	1
Actuarial losses (gains)	126	53	82	(57)
Benefits paid from fund	(146)	(144)	(39)	(37)
Benefits paid directly by employer	(8)	(9)	—	—
Exchange rate changes	—	—	(7)	(46)
Other	1	1	—	—

Benefit obligation at end of year	$2,243	$2,110	$1,128	$1,013

Change in plan assets
Fair value of plan assets at beginning of year	$1,906	$1,677	$1,088	$929
Actual return on plan assets	231	273	65	121
Employer contributions	100	100	91	112
Plan participants' contributions	—	—	1	1
Benefits paid	(146)	(144)	(39)	(37)
Exchange rate changes	—	—	(6)	(39)
Other	—	—	—	1

Fair value of plan assets at end of year	$2,091	$1,906	$1,200	$1,088

Funded status (including underfunded and nonfunded plans) at end of year	$(152)	$(204)	$72	$75

Amounts recognized in consolidated balance sheets
Other assets—long term assets	$63	$—	$72	$75
Accrued compensation, benefits and retirement costs-current liabilities	(10)	(9)	—	—
Pensions-long-term liabilities	(205)	(195)	—	—

Net amount recognized	$(152)	$(204)	$72	$75

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$700	$692	$305	$227
Prior service (credit) cost	(3)	(5)	1	4

Net amount recognized	$697	$687	$306	$231

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans in 13 other countries outside the U.S. and the U.K. that comprise less than two percent and four percent of our pension plan assets and obligations, respectively. These plans are reflected in "Other liabilities and deferred revenue" on our Consolidated Balance Sheets.

        The following table presents information regarding total accumulated benefit obligation and underfunded pension plans that are included in the preceding table:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		Non-U.S. Plans
In millions	2011	2010	2011	2010
Total accumulated benefit obligation	$2,211	$2,087	$1,027	$937
Plans with accumulated benefit obligation in excess of plan assets:
Accumulated benefit obligation	185	2,087	—	—
Fair value of plan assets	—	1,906	—	—
Plans with projected benefit obligation in excess of plan assets:
Projected benefit obligation	215	2,110	—	—
Fair value of plan assets	185	1,906	—	—

Components of Net Periodic Pension Cost

        The following table presents the net periodic pension cost under our plans:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			Non-U.S. Plans
In millions	2011	2010	2009	2011	2010	2009
Service cost	$51	$45	$47	$20	$19	$18
Interest cost	109	111	115	58	58	57
Expected return on plan assets	(151)	(147)	(142)	(74)	(71)	(60)
Amortization of prior service (credit) cost	(1)	(1)	(1)	3	3	3
Recognized net actuarial loss	39	36	29	14	17	21

Net periodic pension cost before curtailments	$47	$44	$48	$21	$26	$39
Curtailment loss	—	—	5	—	—	1

Net periodic pension cost	$47	$44	$53	$21	$26	$40

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Other changes in benefit obligations and plan assets recognized in other comprehensive income in 2011, 2010 and 2009 are as follows:

In millions	2011	2010	2009
Amortization of prior service cost	$(2)	$(2)	$(2)
Curtailments	—	—	(1)
Recognized actuarial loss	(53)	(53)	(50)
Incurred prior service cost	1	1	—
Incurred actuarial (gain) loss	138	(181)	17
Foreign exchange translation adjustments	—	(12)	42

Total recognized in other comprehensive income	$84	$(247)	$6

Total recognized in net periodic pension cost and other comprehensive income	$152	$(177)	$99

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost during the next fiscal year are as follows:

In millions	2012
Prior service cost	$1
Net actuarial loss	64

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

Assumptions

        The table below presents various assumptions used in determining the pension benefit obligation for each year and reflects weighted-average percentages for the various plans (Non-U.S. is the U.K.):

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		Non-U.S. Plans
	2011	2010	2011	2010
Discount rate	4.82%	5.42%	5.20%	5.80%
Compensation increase rate	4.00%	4.00%	4.25%	4.50%

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans (Non-U.S. is the U.K.):

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			Non-U.S. Plans
	2011	2010	2009	2011	2010	2009
Discount rate	5.42%	5.60%	6.20%	5.80%	5.80%	6.20%
Expected return on plan assets	8.00%	8.00%	8.25%	7.00%	7.25%	7.25%
Compensation increase rate	4.00%	4.00%	4.00%	4.50%	4.50%	4.25%

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

U.S. Plan Assets

        For the U.S. qualified pension plans, our assumption for the expected return on assets was 8.0 percent in 2011. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations, we have elected to use an assumption of 8.0 percent per year beginning in 2012.

        The primary investment objective is to exceed, on a net-of-fee basis, the rate of return of a policy portfolio comprised of the following:

Asset Class	Target	Range
U.S. equities	21.0%	+/-5.0%
Non-U.S. equities	8.0%	+/-4.0%
Global equities	16.0%	+/-4.0%

Total equities	45.0%
Real estate	7.5%	+2.5/-7.5%
Private equity	7.5%	+2.5/-7.5%
Fixed-income	40.0%	+/-5.0%

Total	100.0%

        The fixed income component is structured to represent a custom bond benchmark constructed to closely represent the monthly change in the value of our liabilities. This component is structured in such a way that its benchmark covers approximately 70 percent of the plan's exposure to changes in its

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

discount rate (AA corporate bond yields). In order to achieve a hedge on more than the targeted 40 percent of plan assets invested in fixed income securities, the Benefits Policy Committee may permit the fixed income managers, other managers or the custodian/trustee to utilize derivative securities, as part of a liability driven investment strategy to further reduce the plan's risk of declining interest rates. However, all managers hired to manage assets for the trust are prohibited from using leverage unless specifically discussed with the committee and allowed for in their guidelines.

U.K. Plan Assets

        For the U.K. qualified pension plans, our assumption for the expected return on assets was 7.0 percent in 2011. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets (equities and real estate) and liability matching assets (bonds) with a long-term outlook. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we have established the following targets:

Asset Class	Target	Range
Global equities	40.0%	+7.5/- 5.0%
Real estate	5.0%	+7.5/- 5.0%
Re-insurance	5.0%	+7.5/- 5.0%
Private equity	5.0%	+7.5/- 5.0%
Fixed-income	45.0%	+5.5/- 2.0%

Total	100.0%

        As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. Based on the above discussion, we have elected to use our assumption of 6.5 percent per year beginning in 2012.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Fair Value of U.S. Plan Assets

        The fair values of U.S. pension plan assets at December 31, 2011, by asset category are as follows:

	Fair Value Measurements as of December 31, 2011
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$95	$511	$—	$606
Non-U.S.	149	168	—	317
Fixed Income
Government debt	336	101	—	437
Corporate debt
U.S.	245	115	—	360
Non-U.S.	54	—	—	54
Asset/mortgaged backed securities	11	—	—	11
Net cash equivalents(1)	59	—	—	59
Derivative instruments(2)	—	4	—	4
Private equity and real estate(3)	—	—	266	266

Total	$949	$899	$266	$2,114

Pending trade/purchases/sales				(30)
Accruals(4)				7

Total				$2,091

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

(4)
Interest or dividends that had not settled as of December 31, 2011.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The fair values of U.S. pension plan assets at December 31, 2010, by asset category are as follows:

	Fair Value Measurements as of December 31, 2010
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$71	$458	$—	$529
Non-U.S.	133	239	—	372
Fixed Income
Government debt	345	73	—	418
Corporate debt
U.S.	192	101	—	293
Non-U.S.	43	—	—	43
Asset/mortgaged backed securities	13	—	—	13
Net cash equivalents(1)	25	—	—	25
Derivative instruments(2)	—	1	—	1
Private equity and real estate(3)	—	—	208	208

Total	$822	$872	$208	$1,902

Pending trade/purchases/sales				(2)
Accruals(4)				6

Total				$1,906

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

(4)
Interest or dividends that had not settled as of December 31, 2010.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The reconciliation of Level 3 assets is as follows:

	Fair Value Measurements as of December 31, Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Ending balance at December 31, 2009	$104	$35	$139
Actual return on plan assets:
Unrealized (losses) gains on assets still held at the reporting date	14	3	17
Purchases, sales and settlements	8	44	52

Ending balance at December 31, 2010	$126	$82	$208
Actual return on plan assets:
Unrealized (losses) gains on assets still held at the reporting date	18	6	24
Purchases, sales and settlements	3	31	34

Ending balance at December 31, 2011	$147	$119	$266

Fair Value of U.K. Plan Assets

        The fair values of U.K. pension plan assets at December 31, 2011, by asset category are as follows:

	Fair Value Measurements as of December 31, 2011
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$239	$—	$239
Non-U.S.	—	253	—	253
Fixed Income
Government debt	162	311	—	473
Corporate debt
U.S.	17	9	—	26
Non-U.S.	90	45	—	135
Asset/mortgaged backed securities	21	—	—	21
Net cash equivalents(1)	10	—	—	10
Derivatives instruments(4)	—	(5)	—	(5)
Re-insurance	—	56	—	56
Private equity and real estate(2)	—	—	47	47

Total	$300	$908	$47	$1,255

Pending trade/purchases/sales				(58)
Accruals(3)				3

Total				$1,200

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

(3)
Interest or dividends that had not settled as of December 31, 2011.

(4)
Derivative instruments include interest rate swaps, foreign currency forward contracts and credit default swaps.

        The fair values of U.K. pension plan assets at December 31, 2010, by asset category are as follows:

	Fair Value Measurements as of December 31, 2010
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$139	$—	$139
Non-U.S.	—	464	—	464
Fixed Income
Government debt	100	—	—	100
Corporate debt
U.S.	19	—	—	19
Non-U.S.	81	212	—	293
Asset/mortgaged backed securities	16	—	—	16
Net cash equivalents(1)	40	—	—	40
Private equity and real estate(2)	—	—	40	40

Total	$256	$815	$40	$1,111

Pending trade/purchases/sales				(26)
Accruals(3)				3

Total				$1,088

(1)
Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)
The investments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

(3)
Interest or dividends that had not settled as of December 31, 2010.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The reconciliation of Level 3 assets is as follows:

	Fair Value Measurements as of December 31, Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Ending balance at December 31, 2009	$4	$31	$35
Actual return on plan assets:
Unrealized (losses) gains on assets still held at the reporting date	1	(2)	(1)
Purchases, sales and settlements	5	1	6

Ending balance at December 31, 2010	$10	$30	$40
Actual return on plan assets:
Unrealized (losses) gains on assets still held at the reporting date	2	—	2
Purchases, sales and settlements	2	3	5

Ending balance at December 31, 2011	$14	$33	$47

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

Estimated Future Contributions and Benefit Payments

        We plan to contribute approximately $130 million to our defined benefit pension plans in 2012. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2012	2013	2014	2015	2016	2017 - 2021
Expected benefit payments	$218	$211	$216	$219	$223	$1,157

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Other Pension Plans

        We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $72 million, $44 million and $42 million for the years ended December 31, 2011, 2010 and 2009.

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

In millions	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$490	$504
Interest cost	24	27
Plan participants' contributions	10	10
Amendments	—	(1)
Actuarial losses (gains)	18	14
Benefits paid directly by employer	(59)	(64)

Benefit obligation at end of year	$483	$490

Funded status at end of year	$(483)	$(490)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs—current liabilities	$(51)	$(51)
Postretirement benefits other than pensions—long-term liabilities	(432)	(439)

Net amount recognized	$(483)	$(490)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$66	$50
Prior service credit	(6)	(14)

Net amount recognized	$60	$36

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Components of Net Periodic Other Postretirement Benefits Cost

        The following table presents the net periodic other postretirement benefits cost under our plans:

In millions	2011	2010	2009
Service cost	$—	$—	$1
Interest cost	24	27	29
Amortization of prior service credit	(8)	(8)	(9)
Other	1	—	(1)

Net periodic other postretirement benefit cost before curtailments	17	19	20
Curtailment loss	—	—	6

Net periodic other postretirement benefit cost	$17	$19	$26

        Other changes in benefit obligations recognized in other comprehensive income in 2011, 2010 and 2009 are as follows:

In millions	2011	2010	2009
Amortization of prior service credit	$8	$8	$9
Incurred actuarial loss (gain)	16	14	17
Incurred prior service credit	—	(2)	—
Other	—	1	(1)

Total recognized in other comprehensive income	24	21	25

Total recognized in net periodic other postretirement benefit cost and other comprehensive income	$41	$40	$51

        The amounts in accumulated other comprehensive loss that are expected to be recognized as a component of net periodic other postretirement benefit cost during the next fiscal year is a prior service credit of $5 million and an actuarial loss of $3 million.

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

	2011	2010
Discount rate	4.70%	5.20%

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The table below presents assumptions used in determining the net periodic other postretirement benefits cost and reflects weighted-average percentages for the various plans:

	2011	2010	2009
Discount rate	5.20%	5.60%	6.20%

        Our consolidated other postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, an 8.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2011. The rate was assumed to remain at 8.00 percent for two years and then decrease on a linear basis to 5.00 percent through 2019 and remain at that level thereafter. An increase in the health care cost trends of one percent would increase our APBO by $23 million as of December 31, 2011 and the net periodic other postretirement benefit expense for 2012 by $1 million. A decrease in the health care cost trends of one percent would decrease our APBO by $19 million as of December 31, 2011 and the net periodic other postretirement benefit expense for 2012 by $1 million.

        The Medicare Prescription Drug Improvement and Modernization Act of 2003 was reflected in the APBO beginning December 31, 2004, assuming we will continue to provide a prescription drug benefit to retirees that is at least actuarially equivalent to Medicare Part D and we will receive the federal subsidy. We received a subsidy of approximately $2 million in 2011 and $4 million in 2010.

Estimated Benefit Payments

        The table below presents expected benefit payments under our other postretirement benefit plans and also provides the Medicare subsidy receipts expected to be received:

In millions	2012	2013	2014	2015	2016	2017 - 2021
Expected benefit payments, net of Medicare Part D subsidy—postretirement	$51	$47	$46	$44	$42	$171
Medicare Part D subsidy	3	—	—	—	—	—

NOTE 13. OTHER LIABILITIES AND DEFERRED REVENUE

        Other liabilities and deferred revenue include the following:

	December 31,
In millions	2011	2010
Accrued warranty	$279	$275
Deferred revenue	252	231
Accrued compensation	165	149
Other long-term liabilities	189	148

Other liabilities and deferred revenue	$885	$803

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

        We conduct significant business operations in Brazil that are subject to the Brazilian federal, state and local labor, social security, tax and customs laws. While we believe we comply with such laws, they are complex, subject to varying interpretations and we are often engaged in litigation regarding the application of these laws to particular circumstances. In 2010, it was determined that we overpaid a Brazilian revenue based tax during the period 2004-2008. Our results include a recovery of $32 million recorded in cost of sales ($21 million after-tax) related to tax credits on imported products arising from an overpayment. This recovery has been excluded from segment results as it was not considered in our evaluation of operating results for the year.

        In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage. In October 2011, we received $40 million from our insurance carriers to settle all outstanding 2008 flood claims. As a result, we recognized a gain of approximately $38 million ($24 million after-tax), net of any remaining flood related expenses, in "Other operating (expense) income, net" in our Consolidated Statements of Income.

U.S. Distributor Commitments

        Our distribution agreements with independent and partially-owned distributors generally have a renewable three-year term and are restricted to specified territories. Our distributors develop and maintain a network of dealers with which we have no direct relationship. Our distributors are permitted to sell other, noncompetitive products only with our consent. We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the trademarks, except to authorized dealers, without our consent. Products are sold to the distributors at standard domestic or international distributor net prices, as applicable. Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales. Subject to local laws, we can generally refuse to renew these agreements upon expiration or terminate them upon written notice for inadequate sales, change in principal ownership and certain other reasons. Distributors also have the right to terminate the agreements upon 60-day notice without cause, or

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

30-day notice for cause. Upon termination or failure to renew, we are required to purchase the distributor's current inventory, signage and special tools, and may, at our option purchase other assets of the distributor, but are under no obligation to do so.

Other Guarantees and Commitments

        In addition to the matters discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations. As of December 31, 2011, the maximum potential loss related to these other guarantees is $45 million ($18 million of which relates to the Beijing Foton guarantee discussed below and $19 million relates to the Cummins Olayan Energy Limited guarantee discussed below).

        We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances. As of December 31, 2011, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $40 million, of which $39 million relates to a contract with an engine parts supplier that extends to 2013. We do not currently anticipate paying any penalties under these contracts. In addition, we also have a "take or pay" contract with an emission solutions business supplier requiring us to purchase approximately $73 million annually from 2012 through 2018. These arrangements enable us to secure critical components.

        In July 2008, Beijing Foton Cummins Engine Company, a 50 percent owned entity accounted for under the equity method, entered into a line of credit agreement with a borrowing capacity of up to $190 million (at current exchange rates). The line was used primarily to fund equipment purchases for a new manufacturing plant which went into production in June 2009. As a part of this transaction, we guaranteed 50 percent of any outstanding borrowings up to a maximum guarantee of $95 million (at current exchange rates). A portion of this debt was collateralized in April 2011 by the assets of BFCEC and no longer requires partner guarantees. As of December 31, 2011, outstanding borrowings under this agreement were $129 million and our guarantee was $18 million (at current exchange rates). We recorded a liability for the fair value of this guarantee. The amount of the liability was less than $1 million. The offset to this liability was an increase in our investment in the joint venture.

        In February 2010, Cummins Olayan Energy Limited, a 49 percent owned entity accounted for under the equity method, executed a four-year $101 million (at current exchange rates) debt financing arrangement to acquire certain rental equipment assets. As a part of this transaction, we guaranteed 49 percent of the total outstanding loan amount or $50 million (at current exchange rates). As of December 31, 2011, outstanding borrowings under this agreement were $39 million and our guarantee was $19 million (at current exchange rates). We recorded a liability for the fair value of this guarantee. The amount of the liability was less than $1 million. The offset to this liability was an increase in our investment in the joint venture.

        We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $81 million and $78 million as of December 31, 2011 and 2010, respectively.

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

Joint Venture Commitments

        As of December 31, 2011, we have committed to invest an additional $82 million into existing joint ventures with $74 million to be funded in 2012.

Leases

        We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next ten years and contain renewal provisions. Rent expense under these leases approximated:

	December 31,
In millions	2011	2010	2009
Rent expense	$169	$146	$130

        The following is a summary of the leased property under capital leases by major classes:

	Asset balances at December 31,
In millions	2011	2010
Building	$69	$68
Equipment	110	106
Other	7	7
Less: Accumulated amortization	(91)	(74)

Total	$95	$107

        Following is a summary of the future minimum lease payments due under capital and operating leases, including leases in our rental business discussed below, with terms of more than one year at

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

December 31, 2011, together with the net present value of the minimum payments due under capital leases:

In millions	Capital Leases	Operating Leases
2012	$35	$136
2013	19	90
2014	6	63
2015	6	48
2016	6	39
After 2016	22	121

Total minimum lease payments	$94	$497
Interest	(23)

Present value of net minimum lease payments	$71

        In addition, we have subleased certain of the facilities under operating lease to third parties. The future minimum lease payments due from lessees under those arrangements are $1 million per year for the years 2012 through 2016.

Sale and Leaseback Transaction Amendment and Extension

        During 2001, we entered into a sale-leaseback transaction with a financial institution with regard to certain heavy-duty engine manufacturing equipment. The lease was classified as an operating lease with a lease term of 11.5 years, expiring June 28, 2013. The financial institution created a grantor trust to act as the lessor in the arrangement. The financial institution owns all of the equity in the trust. The grantor trust has no assets other than the equipment and its rights to the lease agreement with us. The terms of the agreement contained a guarantee of the residual value of the equipment and in December 2003, the grantor trust (which acted as the lessor in the sale and leaseback transaction described above) was consolidated as a result of the adoption of new accounting standards for VIEs, due primarily to the existence of the residual value guarantee.

        In February 2009, we amended the lease agreement to extend the lease for an additional two years to June 2015 and we removed the residual value guarantee. As a result of removing the residual value guarantee, we were no longer required to consolidate the grantor trust and we deconsolidated the trust in the first quarter of 2009. With the deconsolidation, we were required to account for the leasing arrangement with the trust as a capital lease. The deconsolidation of the trust had minimal impact on our Consolidated Financial Statements as the present value of the minimum lease payments (including the extension) approximated the amount that was reported as noncontrolling interest as of the date of the amendment. The reduction in noncontrolling interests and increase in our capital lease liabilities was $35 million.

        In September 2011, we purchased the leased assets from the lessor for approximately $48 million. The amount exceeded the existing capital lease obligation by approximately $14 million. This excess was recorded as an increase to the book value of those assets and is being depreciated over the estimated remaining useful life of approximately 10 years.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SHAREHOLDERS' EQUITY

Preferred and Preference Stock

        We are authorized to issue one million shares each of zero par value preferred and preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2011, there was no preferred or preference stock outstanding.

Common Stock

        Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans are as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2008	221.7	20.4	5.1
Shares acquired	—	0.4	—
Shares issued	0.9	(0.1)	—
Employee benefits trust activity	—	—	(2.1)
Other shareholder transactions	(0.6)	—	—

Balance at December 31, 2009	222.0	20.7	3.0

Shares acquired	—	3.5	—
Shares issued	0.2	(0.2)	—
Employee benefits trust activity	—	—	(0.9)
Other shareholder transactions	(0.4)	—	—

Balance at December 31, 2010	221.8	24.0	2.1

Shares acquired	—	6.4	—
Shares issued	0.4	(0.2)	—
Employee benefits trust activity	—	—	(0.3)

Balance at December 31, 2011	222.2	30.2	1.8

Treasury Stock

        Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2011, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Equity.

        In December 2007, the Board of Directors authorized the acquisition of up to $500 million of our common stock, which was completed in February 2011.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SHAREHOLDERS' EQUITY (Continued)

        Repurchases under this plan by year were as follows:

In millions (except per share amounts)	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
2008	2.3	$55.49	$128	$372
2009	0.4	46.52	20	352
2010	3.5	68.57	241	111
2011	1.1	104.47	111	—

Total	7.3		$500

        In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock upon completion of the $500 million program. In 2011, we made the following quarterly purchases under the repurchase programs as indicated:

In millions (except per share amounts) For each quarter ended	2011 Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
December 2007, $500 million repurchase program
March 27	1.1	$104.47	$111	$—
February 2011, $1 billion repurchase program
March 27	0.8	$99.14	$79	$921
June 26	1.6	110.49	183	738
September 25	1.9	89.55	173	565
December 31	1.0	88.17	83	482

Subtotal	5.3	$97.26	$518	$482

Total	6.4	$98.46	$629	$482

Quarterly Dividends

        In July 2011, the Board of Directors approved a 52 percent increase to our quarterly cash dividend on our common stock from $0.2625 per share to $0.40 per share. In July 2010, our Board of Directors approved a 50 percent increase in our quarterly cash dividend on our common stock from $0.175 per share to $0.2625 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2011	2010	2009
First quarter	$0.2625	$0.175	$0.175
Second quarter	0.2625	0.175	0.175
Third quarter	0.40	0.2625	0.175
Fourth quarter	0.40	0.2625	0.175

Total	$1.325	$0.875	$0.70

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SHAREHOLDERS' EQUITY (Continued)

        Total dividends paid to common shareholders in 2011, 2010 and 2009 were $255 million, $172 million and $141 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.

Employee Benefits Trust

        In 1997, we established the Employee Benefits Trust (EBT) funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the EBT are dividends received on unallocated shares of our common stock held by the EBT. The EBT may be used to fund matching contributions to employee accounts in the 401(k) Retirement Savings Plan (RSP) made in proportion to employee contributions under the terms of the RSP. In addition, we may direct the trustee to sell shares of the EBT on the open market to fund other non-qualified employee benefit plans. Matching contributions charged to income for the years ended December 31, 2011, 2010 and 2009 were $28 million, $21 million and $13 million, respectively. EBT shares sold on the open market and proceeds from those sales for the years ended December 31, 2011 and 2010 were as follows:

In millions	2011	2010	2009
EBT shares sold on open market	—	0.7	1.5
Proceeds from sale	$—	$58	$72

Employee Stock Ownership Plan

        Our ESOP Trust was established in 1989 for certain domestic salaried and non-bargained employees participating in our RSP. The ESOP had a note payable to us which was funded through future employer contributions to the ESOP Trust. In 2010, the debt was repaid and the ESOP became an unleveraged plan. There was no activity related to the ESOP Trust for the year ended December 31, 2011.

        During the plan years of 2010 and 2009, our total annual cash contributions and cash contributions from the EBT were $2 million and $10 million, respectively. These contributions were equal to the required principal and interest payments due under the ESOP notes. Dividends received on allocated ESOP shares were used to purchase shares of our common stock from the EBT. Those shares were allocated to the participant accounts. Compensation expense was recorded as shares were allocated to plan participants each year and reduced by the common stock dividends received by the ESOP Trust. Annual compensation expense for the plan years of 2010 and 2009 were $1 million and $4 million, respectively. Unearned compensation was included in Cummins Inc. shareholders' equity and represented compensation expense which was recorded as the remaining shares were allocated to participants. All shares issued to the ESOP Trust were considered outstanding for purposes of computing earnings per share.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS)

        Following are the items included in other comprehensive income (loss) and the related tax effects:

In millions	Before Tax Amount	Tax (Provision) Benefit	After Tax Amount
Year ended December 31, 2011
Change in pensions and other postretirement defined benefit plans	$(107)	$29	$(78)

Foreign currency translation adjustments	(120)	12	(108)

Unrealized gain (loss) on marketable securities:
Holding gain (loss)	(3)	1	(2)
Reclassification of realized gain (loss) to net income	3	(1)	2

Net unrealized gain (loss)	—	—	—

Unrealized gain (loss) on derivatives:
Holding gain (loss)	(26)	11	(15)
Reclassification of realized gain (loss) to net income	(22)	5	(17)

Net unrealized gain (loss)	(48)	16	(32)

Other comprehensive income (loss) attributable to Cummins Inc.	(275)	57	(218)
Noncontrolling interests	(38)	—	(38)

Total other comprehensive income (loss)	$(313)	$57	$(256)

Year ended December 31, 2010
Change in pensions and other postretirement defined benefit plans	$207	$(65)	$142

Foreign currency translation adjustments	52	(25)	27

Unrealized gain (loss) on marketable securities:
Holding gain (loss)	2	—	2
Reclassification of realized gain (loss) to net income	—	—	—

Net unrealized gain (loss)	2	—	2

Unrealized gain (loss) on derivatives:
Holding gain (loss)	8	(3)	5
Reclassification of realized gain (loss) to net income	(2)	1	(1)

Net unrealized gain (loss)	6	(2)	4

Other comprehensive income (loss) attributable to Cummins Inc.	267	(92)	175
Noncontrolling interests	12	—	12

Total other comprehensive income (loss)	$279	$(92)	$187

Year ended December 31, 2009
Change in pensions and other postretirement defined benefit plans	$14	$(4)	$10

Foreign currency translation adjustments	95	(9)	86

Unrealized gain (loss) on marketable securities:
Holding gain (loss)	2	(1)	1
Reclassification of realized gain (loss) to net income	(2)	1	(1)

Net unrealized gain (loss)	—	—	—

Unrealized gain (loss) on derivatives:
Holding gain (loss)	81	(25)	56
Reclassification of realized gain (loss) to net income	25	(6)	19

Net unrealized gain (loss)	106	(31)	75

Other comprehensive income (loss) attributable to Cummins Inc.	215	(44)	171
Noncontrolling interests	14	—	14

Total other comprehensive income (loss)	$229	$(44)	$185

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS

        In September 2003, our shareholders approved the 2003 Stock Incentive Plan (the Plan), which replaced and succeeded the 1993 Stock Incentive Plan. The Plan, as amended most recently in January 2010, allows for the granting of up to 13.5 million stock-based awards to executives and employees, of which one-half must be in the form of stock options or stock appreciation rights. Awards available for grant under the Plan include, but are not limited to, stock options, stock appreciation rights and stock awards.

        Stock options are generally granted with a strike price equal to the fair market value of the stock on the date of grant, a life of 10 years and a two-year vesting period. The strike price may be higher than the fair value of the stock on the date of the grant, but cannot be lower. Compensation expense is recorded on a straight-line basis over the vesting period beginning on the grant date. The compensation expense is based on the fair value of each option grant using the Black-Scholes option pricing model. Options granted to employees eligible for retirement under our retirement plan are fully expensed as of the grant date.

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

        Performance shares are granted as target awards and are earned based on our return on equity (ROE) performance. A payout factor has been established ranging from zero to 200 percent of the target award based on our actual ROE performance during a two-year performance period, for grants prior to 2011, and during a three-year performance period, for grants in 2011. Any shares earned under grants prior to 2011 are then restricted for one additional year. Employees leaving the company prior to the end of the restriction period forfeit any shares subject to the restriction period. Shares earned under grants in 2011 are not restricted for one year after they are earned because the performance period is three years. Compensation expense is recorded ratably over the period beginning on the grant date until the shares become unrestricted and is based on the amount of the award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

        Restricted common stock is awarded from time to time at no cost to certain employees. Participants are entitled to cash dividends and voting rights. Restrictions limit the sale or transfer of the shares during a defined period. Generally, one-third of the shares become vested and free from restrictions after two years and one-third of the shares issued become vested and free from restrictions each year thereafter on the anniversary of the grant date, provided the participant remains an employee. Compensation expense is determined at the grant date and is recognized over the four-year restriction period on a straight-line basis.

        Compensation expense (net of estimated forfeitures) related to our share-based plans for the year ended December 31, 2011, 2010 and 2009 was approximately $40 million, $20 million and $20 million, respectively. The excess tax benefit/(deficiency) associated with our share-based plans for the years ended December 31, 2011, 2010 and 2009, was $5 million, $10 million and $(1) million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

awards was approximately $39 million at December 31, 2011, and is expected to be recognized over a weighted-average period of less than two years.

        The tables below summarize the activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2008	440,080	$16.14
Granted	598,510	25.31
Exercised	(117,830)	14.66
Forfeited	(3,530)	25.05
Expired	(20,400)	10.63

Balance at December 31, 2009	896,830	$22.55
Granted	387,250	62.74
Exercised	(195,530)	17.36
Forfeited	(8,555)	41.54
Expired	(6,400)	9.33

Balance at December 31, 2010	1,073,595	$37.92
Granted	316,159	115.71
Exercised	(134,520)	23.93
Forfeited	(12,197)	57.68

Balance at December 31, 2011	1,243,037	$59.02	7.29	$45,224,497

Exercisable, December 31, 2009	376,450	$18.50	4.82	$10,709,436
Exercisable, December 31, 2010	222,110	$26.36	5.40	$18,683,972
Exercisable, December 31, 2011	721,210	$38.75	6.25	$37,526,500

        The weighted-average grant date fair value of options granted during the years ended December 31, 2011, 2010 and 2009, was $51.23, $27.45 and $10.57, respectively. The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009, was approximately $12 million, $13 million and $3 million, respectively.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

        The weighted-average grant date fair value of performance and restricted shares is as follows:

	Performance Shares		Restricted Shares
	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Nonvested at December 31, 2008	2,206,486	$32.98	138,130	$27.51
Granted	440,168	31.67	—	—
Vested	(1,382,720)	25.34	(68,264)	27.33
Forfeited	(50,548)	47.40	—	—

Nonvested at December 31, 2009	1,213,386	$40.63	69,866	$27.68
Granted	186,947	60.92	68,290	52.16
Vested	(704,931)	38.62	(68,266)	27.33
Cancelled	(200,324)	56.53	—	—
Forfeited	(13,307)	30.98	—	—

Nonvested at December 31, 2010	481,771	$45.10	69,890	$51.94
Granted	229,436	86.65	13,555	108.51
Vested	(178,653)	48.03	(1,600)	42.61
Forfeited	(7,163)	59.15	—	—

Nonvested at December 31, 2011	525,391	$62.05	81,845	$61.49

        The total fair value of performance shares vested during the years ended December 31, 2011, 2010 and 2009 was $9 million, $27 million and $35 million, respectively. The total fair value of restricted shares vested was less than $1 million for the year ended December 31, 2011 and $2 million for each of the years ended December 31, 2010 and 2009.

        The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2011	2010	2009
Expected life (years)	5	5	5
Risk-free interest rate	1.87%	2.26%	2.55%
Expected volatility	55.39%	54.23%	50.55%
Dividend yield	1.3%	1.4%	1.5%

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

NOTE 18. NONCONTROLLING INTERESTS

        Noncontrolling interests in the equity of consolidated subsidiaries are as follows:

	December 31,
In millions	2011	2010
Cummins India Ltd.	$233	$247
Wuxi Cummins Turbo Technologies Co. Ltd.	75	60
Other	31	19

Total	$339	$326

NOTE 19. EARNINGS PER SHARE

        We calculate basic earnings per share (EPS) of common stock by dividing net income attributable to Cummins Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. We exclude shares of common stock held in the EBT (see Note 15, "SHAREHOLDERS' EQUITY") from the calculation of the weighted-average common shares outstanding until those shares are distributed from the EBT to the RSP. Following are the computations for basic and diluted earnings per share:

	Years ended December 31,
Dollars in millions, except per share amounts	2011	2010	2009
Net income attributable to Cummins Inc.	$1,848	$1,040	$428

Weighted-average commons shares outstanding:
Basic	192,972,211	196,699,155	197,445,998
Dilutive effect of stock compensation awards	625,667	449,252	249,126

Diluted	193,597,878	197,148,407	197,695,124

Earnings per common share attributable to Cummins Inc.
Basic	$9.58	$5.29	$2.17
Diluted	9.55	5.28	2.16

        The weighted-average diluted common shares outstanding for 2011, 2010 and 2009 excludes the effect of approximately 177,460, 7,795 and 53,750 weighted-average shares, respectively, of common stock options, since such options had an exercise price in excess of the monthly average market value of our common stock during that year.

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

Foreign Exchange Rates

        As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flows for up to one year. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive loss" (AOCL). When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change. As of December 31, 2011, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net loss of $6 million. For the years ended December 31, 2011 and 2010, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

        The table below summarizes our outstanding foreign currency forward contracts. Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. DERIVATIVES (Continued)

below. The currencies in this table represent 98 percent and 97 percent of the notional amounts of contracts outstanding as of December 31, 2011 and December 31, 2010.

	Notional amount in millions
Currency denomination	December 31, 2011	December 31, 2010
United States Dollar (USD)	181	142
British Pound Sterling (GBP)	347	87
Euro (EUR)	47	46
Singapore Dollar (SGD)	20	17
Indian Rupee (INR)	1,701	1,275
Japanese Yen (JPY)	3,348	3,722
Canadian Dollar (CAD)	39	39
South Korea Won (KRW)	36,833	28,028
Chinese Renmimbi (CNY)	61	60

Commodity Price Risk

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP. We also have commodity swap contracts that represent an economic hedge, however do not qualify for hedge accounting and are marked to market through earnings. For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL. When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs. As of December 31, 2011, we expect to reclassify an unrealized net loss of $11 million from AOCL to income over the next year. Our internal policy allows for managing these cash flow hedges for up to three years.

        The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

	December 31, 2011		December 31, 2010
Dollars in millions Commodity	Notional Amount	Quantity	Notional Amount	Quantity
Copper	$78	9,220 metric tons(1)	$55	7,560 metric tons(1)
Platinum	84	50,750 troy ounces(2)	11	9,157 troy ounces(2)
Palladium	5	7,141 troy ounces(2)	1	1,763 troy ounces(2)

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

        In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt issue, due in 2028, from a fixed rate of 7.125 percent to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under GAAP. The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as "Interest expense." The following table summarizes these gains and losses for the years presented below:

	For the years ended December 31,
	2011		2010
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$41	$(41)	$16	$(16)

Cash Flow Hedging

        The following table summarizes the effect on our Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the years ended December 31, 2011 and 2010 presented below. The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		For the years ended December 31,
				Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
		Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)
	Location of Gain/(Loss) Reclassified into Income (Effective Portion)
In millions Derivatives in Cash Flow Hedging Relationships		2011	2010	2011	2010
Foreign currency forward contracts	Net sales	$(4)	$(5)	$3	$(6)
Commodity swap contracts	Cost of sales	(22)	13	19	8

Total		$(26)	$8	$22	$2

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. DERIVATIVES (Continued)

Derivatives Not Designated as Hedging Instruments

        The following table summarizes the effect on our Consolidated Statements of Income for derivative instruments that are not classified as hedges for the years ended December 31, 2011 and 2010.

		For the years ended December 31,
		Amount of Gain/(Loss) Recognized in Income on Derivatives
	Location of Gain/(Loss) Recognized in Income on Derivatives
In millions Derivatives Not Designated as Hedging Instruments		2011	2010
Foreign currency forward contracts	Cost of sales	$(2)	$(3)
Foreign currency forward contracts	Other income (expense), net	(14)	4
Commodity swap contracts	Cost of sales	(6)	—

Fair Value Amount and Location of Derivative Instruments

        The following tables summarize the location and fair value of derivative instruments on our Consolidated Balance Sheets:

	Derivative assets
	Fair Value
In millions	December 31, 2011	December 31, 2010	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity swap contracts	$—	$20	Prepaid expenses and other current assets
Commodity swap contracts	—	1	Other assets
Interest rate contract	82	41	Other assets

Total derivative assets	$82	$62

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. DERIVATIVES (Continued)

	Derivative liabilities
	Fair Value
In millions	December 31, 2011	December 31, 2010	Balance Sheet Location
Derivatives designated as hedging instruments
Foreign currency forward contracts	$7	$1	Other accrued expenses
Commodity swap contracts	16	—	Other accrued expenses

Total derivatives designated as hedging instruments	23	1

Derivatives not designated as hedging instruments
Foreign currency forward contracts	1	—	Other accrued expenses
Commodity swap contracts	6	—	Other accrued expenses

Total derivatives not designated as hedging instruments	7	—

Total derivative liabilities	$30	$1

NOTE 21. SALES OF ACCOUNTS RECEIVABLE

        We have a trade receivables facility (subject to renewal annually) with a financial institution to sell trade receivables from time to time to Cummins Trade Receivables, LLC (CTR), a wholly-owned special purpose subsidiary, for the purpose of obtaining credit secured by such receivables from one or more commercial paper conduit and committed institutional lenders. To support outstanding advances under the agreement, we sell new receivables to CTR as they arise. Receivables sold to CTR are included in "Receivables, net" on our Consolidated Balance Sheets. The amount of aggregate advances that can be outstanding under the agreement at any point in time is limited to the lesser of $250 million or, with certain adjustments, the amount of eligible receivables held by CTR. There are no provisions in the agreement that require us to maintain a minimum investment credit rating; however, the terms of the agreement contain the same financial covenants as our revolving credit facility. In accordance with FASB Standards for transfer of financial assets, any activity under our receivable sales program will be accounted for as secured borrowings. As of December 31, 2011, the amount available under the agreement was $209 million and no advances were outstanding under the agreement.

        CTR is a separate legal entity from Cummins Inc. and each of its affiliates and its assets and credit are not available to satisfy our debts or obligations or the debts and obligations of any other entity. CTR's assets are listed separately on its balance sheet on a stand-alone basis. CTR's assets will be available first and foremost to satisfy claims of its creditors.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. SALES OF ACCOUNTS RECEIVABLE (Continued)

        No accounts receivable sold to CTR were written off during 2011, 2010 or 2009. The sold receivables servicing portfolio, which is included in receivables and the proceeds from the sale of receivables and other related cash flows are as follows:

	As of and for the years ended December 31,
In millions	2011	2010	2009
Sold receivables servicing portfolio	$578	$416	$806
Receivables sold to special purpose subsidiary	5,802	3,877	5,424
Collections reinvested in special purpose subsidiary	5,640	4,267	5,270
Servicing fees and interest	2	4	3

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. RESTRUCTURING AND OTHER CHARGES (Continued)

        In addition, as a result of the restructuring actions described above, we also recorded a $14 million curtailment loss in 2009 in our pension and other postretirement plans. See Note 12, "PENSION AND OTHER POST RETIREMENT BENEFITS," for additional detail.

        At December 31, 2010, of the approximately 4,200 employees affected by this plan, substantially all terminations were complete.

        We do not include restructuring charges in our operating segment results. The pre-tax impact of allocating restructuring charges to the segment results would have been as follows:

In millions	Year ended December 31, 2009
Engine	$47
Components	35
Power Generation	12
Distribution	5

Total restructuring and other charges	$99

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

NOTE 23. OPERATING SEGMENTS

        Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Cummins chief operating decision-maker (CODM) is the Chief Executive Officer.

        Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining,

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. OPERATING SEGMENTS (Continued)

agriculture, marine, oil and gas, rail and military equipment. The Components segment sells filtration products, exhaust aftertreatment systems, turbochargers and fuel systems. The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

        We use segment EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) as a primary basis for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

        The accounting policies of our operating segments are the same as those applied in our Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, changes in cash surrender value of corporate owned life insurance, restructuring and other charges, flood damage gains or losses, or income taxes to individual segments. In 2011 non-segment items included the gain on disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business while 2010 included a Brazil revenue tax recovery. These gains were not allocated to the businesses as they were not considered in our evaluation of operating results for the year. Segment EBIT may not be consistent with measures used by other companies.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. OPERATING SEGMENTS (Continued)

        Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution	Non-segment Items(1)	Total
2011
External sales	$9,649	$2,886	$2,492	$3,021	$—	$18,048
Intersegment sales	1,658	1,177	1,006	23	(3,864)	—

Total sales	11,307	4,063	3,498	3,044	(3,864)	18,048
Depreciation and amortization(2)	181	73	42	25	—	321
Research, development and engineering expenses	397	175	54	3	—	629
Equity, royalty and interest income from investees	166	31	47	172	—	416
Interest income	18	5	8	3	—	34
Segment EBIT	1,384	470	373	386	102	2,715
Net assets	3,167	1,467	1,547	1,123	—	7,304
Investments and advances to equity investees	398	123	79	238	—	838
Capital expenditures	339	141	87	55	—	622
2010
External sales	$6,594	$2,171	$2,150	$2,311	$—	$13,226
Intersegment sales	1,294	875	769	13	(2,951)	—

Total sales	7,888	3,046	2,919	2,324	(2,951)	13,226
Depreciation and amortization(2)	171	79	41	25	—	316
Research, development and engineering expenses	263	114	36	1	—	414
Equity, royalty and interest income from investees	161	23	35	132	—	351
Interest income	12	2	5	2	—	21
Segment EBIT	809	278	299	297	(26)	1,657
Net assets	2,662	1,450	1,286	929	—	6,327
Investments and advances to equity investees	355	106	73	200	—	734
Capital expenditures	197	78	53	36	—	364
2009
External sales	$5,582	$1,562	$1,879	$1,777	$—	$10,800
Intersegment sales	823	793	538	7	(2,161)	—

Total sales	6,405	2,355	2,417	1,784	(2,161)	10,800
Depreciation and amortization(2)	185	73	49	17	—	324
Research, development and engineering expenses	241	88	33	—	—	362
Equity, royalty and interest income from investees	54	13	22	125	—	214
Restructuring and other charges	—	—	—	—	99	99
Interest income	3	1	3	1	—	8
Segment EBIT	252	95	167	235	(74)	675
Net assets	2,176	1,287	1,123	687	—	5,273
Investments and advances to equity investees	261	91	50	172	—	574
Capital expenditures	207	59	34	10	—	310

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The year ended December 31, 2011, includes a $68 million gain ($37 million after-tax) related to the sale of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the sale of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement regarding a June 2008 flood in Southern Indiana. The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the year ended December 31, 2011. For the year ended December 31, 2010, unallocated corporate expenses include $32 million in Brazil

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. OPERATING SEGMENTS (Continued)

  tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. The Brazil tax recovery has been excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2010. For the year ended December 31, 2009, unallocated corporate expenses included $99 million in restructuring and other charges and a gain of $12 million related to flood damage recoveries.

(2)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Consolidated Statements of Income as "Interest expense."

        A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Income is shown in the table below:

	Years ended December 31,
In millions	2011	2010	2009
Segment EBIT	$2,715	$1,657	$675
Less:
Interest expense	44	40	35

Income before income taxes	$2,671	$1,617	$640

	December 31,
In millions	2011	2010	2009
Net assets for operating segments	$7,304	$6,327	$5,273
Liabilities deducted in arriving at net assets	4,832	4,412	4,018
Pension and other postretirement benefit adjustments excluded from net assets	(928)	(879)	(1,180)
Deferred tax assets not allocated to segments	435	517	680
Debt-related costs not allocated to segments	25	25	25

Total assets	$11,668	$10,402	$8,816

        The table below presents certain segment information by geographic area. Net sales attributed to geographic areas are based on the location of the customer.

	Years ended and as of December 31,
In millions	2011	2010	2009
Net Sales
United States	$7,354	$4,817	$5,141
China	1,452	1,206	630
Brazil	1,286	1,014	596
India	859	808	592
United Kingdom	727	562	406
Canada	653	506	327
Mexico	631	415	240
Other foreign countries	5,086	3,898	2,868

Total net sales	$18,048	$13,226	$10,800

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. OPERATING SEGMENTS (Continued)

	Years ended and as of December 31,
In millions	2011	2010	2009
Long-lived assets
United States	$2,218	$1,981	$1,811
China	520	446	322
United Kingdom	318	266	188
India	203	173	134
Brazil	151	146	125
Netherlands	111	—	—
Mexico	72	62	54
Canada	64	64	27
Germany	47	44	37
Australia	34	48	11
Korea	27	19	2
Turkey	19	1	1
Other foreign countries	78	72	74

Total long-lived assets	$3,862	$3,322	$2,786

        Our largest customer is PACCAR Inc. Worldwide sales to this customer were $2,144 million in 2011, $986 million in 2010 and $925 million in 2009, representing 12 percent, seven percent and nine percent, respectively, of our consolidated net sales. No other customer accounted for more than ten percent of consolidated net sales.

CUMMINS INC. AND SUBSIDIARIES

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

In millions, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2011
Net sales	$3,860	$4,641	$4,626	$4,921
Gross margin	957	1,203	1,188	1,241
Net income attributable to Cummins Inc.(1)	343	505	452	548
Net earnings per share attributable to Cummins Inc.—basic(2)	$1.75	$2.61	$2.35	$2.87
Net earnings per share attributable to Cummins Inc.—diluted	1.75	2.60	2.35	2.86
Cash dividends per share	0.2625	0.2625	0.40	0.40
Stock price per share
High	$114.81	$121.49	$114.00	$103.95
Low	93.50	91.13	79.62	79.53
	2010
Net sales	$2,478	$3,208	$3,401	$4,139
Gross margin	601	753	830	984
Net income attributable to Cummins Inc.(1)	149	246	283	362
Net earnings per share attributable to Cummins Inc.—basic(2)	$0.75	$1.25	$1.45	$1.85
Net earnings per share attributable to Cummins Inc.—diluted	0.75	1.25	1.44	1.84
Cash dividends per share	0.175	0.175	0.2625	0.2625
Stock price per share
High	$63.44	$77.10	$92.50	$111.87
Low	44.84	58.91	63.04	87.00

(1)
For the year ended December 31, 2011, net income includes a $68 million gain ($37 million after-tax) related to the disposition of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the disposition of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement related to a June 2008 flood in Southern Indiana. For the year ended December 31, 2010, net income includes $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses.

(2)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share does not equal the full year earnings per share.

        At December 31, 2011, there were approximately 3,942 holders of record of Cummins Inc.'s $2.50 par value common stock.

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in our 2012 Proxy Statement, which will be filed within 120 days after the end of 2011. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Executive Officers of the Registrant." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.

ITEM 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2012 Proxy Statement, which will be filed within 120 days after the end of 2011.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning our equity compensation plans as of December 31, 2011, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,850,273	$59.02	4,169,221
Equity compensation plans not approved by security holders	—	—	—

Total	1,850,273	$59.02	4,169,221

(1)
The number is comprised of 1,243,037 stock options, 525,391 performance shares and 81,845 restricted shares. Refer to Note 17, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are rewarded.

(2)
The weighted-average exercise price relates only to the 1,243,037 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.

(3)
The 2010 - 2011 award cycle performance shares had a payout factor of 2.0. This payout factor was determined after year-end 2011. In 2012, we granted an additional 183,635 shares related to the 2010-2011 award cycle, which reduced the number of shares remaining available for future issuance under our equity compensation plans.

        The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2012 Proxy Statement, which will be filed within 120 days after the end of 2011.

ITEM 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information—Related Party Transactions" in our 2012 Proxy Statement, which will be filed within 120 days after the end of 2011.

ITEM 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2012 Proxy Statement, which will be filed within 120 days after the end of 2011.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":

•
Management's Report to Shareholders

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

•
Consolidated Balance Sheets at December 31, 2011 and 2010

•
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

•
Consolidated Statements of Changes in Equity for the years ended December 31, 2011, 2010 and 2009

•
Notes to Consolidated Financial Statements

•
Selected Quarterly Financial Data

(b)
See Exhibit Index at the end of this Annual Report on Form 10-K.

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

Date: February 20, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities as of this February 20, 2012.

Signatures	Title	Date

/s/ N. THOMAS LINEBARGER N. Thomas Linebarger	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 20, 2012
/s/ PATRICK J. WARD Patrick J. Ward	Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2012
/s/ MARSHA L. HUNT Marsha L. Hunt	Vice President—Corporate Controller (Principal Accounting Officer)	February 20, 2012
* Robert J. Bernhard	Director	February 20, 2012
* Franklin R. Chang-Diaz	Director	February 20, 2012
* Stephen B. Dobbs	Director	February 20, 2012
* Robert K. Herdman	Director	February 20, 2012

Signatures		Title	Date

* Alexis M. Herman		Director	February 20, 2012
* William I. Miller		Director	February 20, 2012
* Georgia R. Nelson		Director	February 20, 2012
* Carl Ware		Director	February 20, 2012
By:	/s/ PATRICK J. WARD Patrick J. Ward Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3(a)	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009).
3(b)	By-laws, as amended and restated effective as of July 14, 2009 (incorporated by reference to Exhibit 3.1 to Cummins Inc.'s Current Report on Form 8-K dated July 17, 2009).
10(a)#	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10(b)#	Target Bonus Plan (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10(c)#	Deferred Compensation Plan (incorporated by reference to Exhibit 10(c) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10(d)#	Supplemental Life Insurance and Deferred Income Plan, as amended (filed herewith).
10(e)
Credit Agreement, dated as of July 16, 2010, by and among Cummins Inc., Cummins Ltd., Cummins Power Generation Ltd., Cummins Generator Technologies Limited, certain other subsidiaries referred to therein and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Cummins Inc.'s Current Report on Form 10-K dated July 16, 2010).
10(f)#	Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10(f) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10(g)#	Excess Benefit Retirement Plan, as amended (filed herewith).
10(h)#	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10(h) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10(i)#	Longer Term Performance Plan (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10(j)#	2006 Executive Retention Plan, as amended (filed herewith).
10(k)#	Senior Executive Target Bonus Plan (incorporated by reference to Exhibit 10(k) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10(l)#	Senior Executive Longer Term Performance Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10(m)#	Form of Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(m) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10(n)#
Form of Performance Share Award Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(n) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
12	Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

Exhibit No.	Description of Exhibit
21	Subsidiaries of the Registrant (filed herewith).
23	Consent of PricewaterhouseCoopers LLP (filed herewith).
24	Powers of Attorney (filed herewith).
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

#
A management contract or compensatory plan or arrangement.