Form 10-Q
period 2012-04-01
CUMMINS INC
filed 2012-05-02
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2012

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

As of April 1, 2012, there were 192,186,737 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
In millions, except per share amounts	April 1, 2012	March 27, 2011
NET SALES (a)	$4,472	$3,860
Cost of sales	3,274	2,903
GROSS MARGIN	1,198	957

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	475	389
Research, development and engineering expenses	181	129
Equity, royalty and interest income from investees (Note 4)	104	96
Other operating income (expense), net	2	(6)
OPERATING INCOME	648	529

Interest income	8	6
Interest expense	8	10
Other income (expense), net	2	(3)
INCOME BEFORE INCOME TAXES	650	522

Income tax expense	175	157
CONSOLIDATED NET INCOME	475	365

Less: Net income attributable to noncontrolling interests	20	22
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$455	$343

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.39	$1.75
Diluted	$2.38	$1.75

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	190.4	195.5
Dilutive effect of stock compensation awards	0.4	0.6
Diluted	190.8	196.1

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.2625

(a) Includes sales to nonconsolidated equity investees of $669 million and $599 million for the three months ended April 1, 2012 and March 27, 2011, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
In millions	April 1, 2012	March 27, 2011
Consolidated net income	$475	$365
Other comprehensive income, net of tax
Foreign currency translation adjustments	106	54
Unrealized gain (loss) on derivatives	19	—
Change in pension and other postretirement defined benefit plans	11	26
Other, net	(1)	—
Total other comprehensive income, net of tax	135	80
Comprehensive income	610	445
Less: Comprehensive income attributable to noncontrolling interest	30	24
Comprehensive income attributable to Cummins Inc.	$580	$421

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except par value	April 1, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,317	$1,484
Marketable securities (Note 5)	252	277
Total cash, cash equivalents and marketable securities	1,569	1,761
Accounts and notes receivable, net
Trade and other	2,388	2,252
Nonconsolidated equity investees	296	274
Inventories (Note 7)	2,382	2,141
Prepaid expenses and other current assets	682	663
Total current assets	7,317	7,091
Long-term assets
Property, plant and equipment	5,416	5,245
Accumulated depreciation	(3,025)	(2,957)
Property, plant and equipment, net	2,391	2,288
Investments and advances related to equity method investees	903	838
Goodwill	342	339
Other intangible assets, net	250	227
Other assets	916	885
Total assets	$12,119	$11,668

LIABILITIES
Current liabilities
Loans payable	$33	$28
Accounts payable (principally trade)	1,731	1,546
Current portion of accrued product warranty (Note 8)	418	422
Accrued compensation, benefits and retirement costs	289	511
Deferred revenue	211	208
Taxes payable (including taxes on income)	297	282
Other accrued expenses	651	660
Total current liabilities	3,630	3,657
Long-term liabilities
Long-term debt (Note 9)	650	658
Pensions	157	205
Postretirement benefits other than pensions	428	432
Other liabilities and deferred revenue	896	885
Total liabilities	5,761	5,837

Commitments and contingencies (Note 11)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.2 shares issued	2,017	2,001
Retained earnings	6,416	6,038
Treasury stock, at cost, 30.2 and 30.2 shares	(1,590)	(1,587)
Common stock held by employee benefits trust, at cost, 1.7 and 1.8 shares	(20)	(22)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(713)	(724)
Other	(100)	(214)
Total accumulated other comprehensive loss	(813)	(938)
Total Cummins Inc. shareholders’ equity	6,010	5,492
Noncontrolling interests	348	339
Total equity	6,358	5,831
Total liabilities and equity	$12,119	$11,668

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
In millions	April 1, 2012	March 27, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$475	$365
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	85	79
Deferred income taxes	(27)	21
Equity in income of investees, net of dividends	(59)	(62)
Pension contributions in excess of expense (Note 3)	(27)	(24)
Other post-retirement benefits payments in excess of expense (Note 3)	(4)	(5)
Stock-based compensation expense	7	5
Excess tax benefits on stock-based awards	(11)	(2)
Translation and hedging activities	10	4
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(135)	(306)
Inventories	(209)	(210)
Other current assets	(28)	(2)
Accounts payable	148	251
Accrued expenses	(196)	(28)
Changes in other liabilities and deferred revenue	29	24
Other, net	(37)	(22)
Net cash provided by operating activities	21	88

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(126)	(91)
Investments in internal use software	(16)	(10)
Investments in and advances to equity investees	(5)	(21)
Acquisition of businesses, net of cash acquired	(5)	—
Investments in marketable securities—acquisitions (Note 5)	(146)	(101)
Investments in marketable securities—liquidations (Note 5)	184	134
Cash flows from derivatives not designated as hedges	11	4
Other, net	1	7
Net cash used in investing activities	(102)	(78)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	12	38
Payments on borrowings and capital lease obligations	(38)	(45)
Net borrowings (payments) under short-term credit agreements	—	1
Distributions to noncontrolling interests	(22)	(21)
Dividend payments on common stock	(77)	(51)
Repurchases of common stock	(8)	(190)
Excess tax benefits on stock-based awards	11	2
Other, net	9	4
Net cash used in financing activities	(113)	(262)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	27	8
Net increase (decrease) in cash and cash equivalents	(167)	(244)
Cash and cash equivalents at beginning of year	1,484	1,023
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,317	$779

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common	Total
		Additional		Other			Stock	Cummins Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720)		$(964)	$(25)	$4,670	$326	$4,996
Net income			343					343	22	365
Other comprehensive income (loss)				78				78	2	80
Issuance of shares	1	3						4	—	4
Employee benefits trust activity		11					1	12	—	12
Acquisition of shares						(190)		(190)	—	(190)
Cash dividends on common stock			(51)					(51)	—	(51)
Distribution to noncontrolling interests								—	(21)	(21)
Stock option exercises						1		1	—	1
Other shareholder transactions								—	3	3
BALANCE AT MARCH 27, 2011	$555	$1,394	$4,737	$(642)		$(1,153)	$(24)	$4,867	$332	$5,199

BALANCE AT DECEMBER 31, 2011	$555	$1,446	$6,038	$(938)		$(1,587)	$(22)	$5,492	$339	$5,831
Net income			455					455	20	475
Other comprehensive income (loss)				125				125	10	135
Issuance of shares	1							1	—	1
Employee benefits trust activity		12					2	14	—	14
Acquisition of shares						(8)		(8)	—	(8)
Cash dividends on common stock			(77)					(77)	—	(77)
Distribution to noncontrolling interests								—	(35)	(35)
Stock option exercises						5		5	—	5
Other shareholder transactions		3						3	14	17
BALANCE AT APRIL 1, 2012	$556	$1,461	$6,416	$(813	)(1)	$(1,590)	$(20)	$6,010	$348	$6,358

(1)Comprised of defined benefit postretirement plans of $(713) million, foreign currency translation adjustments of $(102) million, unrealized gain on marketable securities of $3 million and unrealized gain on derivatives of $(1) million.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  NATURE OF OPERATIONS

Cummins Inc. (“Cummins,” “we,” “our” or “us”) is a leading global power provider that designs, manufactures, distributes and services diesel and natural gas engines, engine-related component products, including emission solutions, filtration, fuel systems and air handling systems, and power generation products, including electric power generation systems and related products.  We were founded in 1919 as one of the first manufacturers of diesel engines and are headquartered in the United States (U.S.) in Columbus, Indiana.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide.  We serve our customers through a network of more than 600 company-owned and independent distributor locations and approximately 6,500 dealer locations in more than 190 countries and territories.

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The first quarters of 2012 and 2011 ended on April 1, and March 27, respectively.  The interim period for 2012 contained 13 weeks while the interim period for 2011 contained 12 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three month periods ended April 1, 2012, and March 27, 2011, were as follows:

	Three months ended
	April 1, 2012	March 27, 2011
Options excluded	143,300	3,750

You should read these interim condensed financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.  Our interim period financial results for the three month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Contributions to these plans were as follows:

	Three months ended
In millions	April 1, 2012	March 27, 2011
Defined benefit pension and other postretirement plans
Voluntary pension	$38	$35
Mandatory pension	5	6
Defined benefit pension contributions	43	41
Other postretirement plans	9	9
Total defined benefit plans	$52	$50

Defined contribution pension plans	$27	$24

We made $43 million of pension contributions in the three month period ended April 1, 2012, and we anticipate making an additional $87 million of contributions during the remainder of 2012. We paid $9 million of claims and premiums for other postretirement benefits in the three month period ended April 1, 2012; payments for the remainder of 2012 are expected to be $42 million. The $130 million of contributions for the full year include voluntary contributions of approximately $109 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Three months ended
	April 1,	March 27,	April 1,	March 27,	April 1,	March 27,
In millions	2012	2011	2012	2011	2012	2011
Service cost	$14	$13	$6	$5	$—	$—
Interest cost	26	27	14	15	5	6
Expected return on plan assets	(39)	(38)	(20)	(18)	—	—
Amortization of prior service credit	—	—	—	—	(1)	(2)
Recognized net actuarial loss	12	10	3	3	1	—
Net periodic benefit cost	$13	$12	$3	$5	$5	$4

NOTE 4.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended
In millions	April 1, 2012	March 27, 2011
Distribution Entities
North American distributors	$40	$30
Komatsu Cummins Chile, Ltda.	5	4
All other distributors	1	1
Manufacturing Entities
Chongqing Cummins Engine Company, Ltd.	18	12
Dongfeng Cummins Engine Company, Ltd.	16	23
Cummins Westport, Inc.	5	1
Tata Cummins, Ltd.	4	4
Shanghai Fleetguard Filter Co., Ltd.	3	4
Valvoline Cummins, Ltd.	2	2
Komatsu manufacturing alliances	(1)	2
Beijing Foton Cummins Engine Co., Ltd.	(2)	(2)
All other manufacturers	1	6
Cummins share of net income	92	87
Royalty and interest income	12	9
Equity, royalty and interest income from investees	$104	$96

NOTE 5.  MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	April 1, 2012			December 31, 2011
		Gross unrealized	Estimated		Gross unrealized	Estimated
In millions	Cost	gains/(losses)	fair value	Cost	gains/(losses)	fair value
Available-for-sale
Debt mutual funds	$115	$2	$117	$115	$2	$117
Bank debentures	64	—	64	82	—	82
Certificates of deposit	58	—	58	66	—	66
Government debt securities-non-U.S.	3	—	3	3	—	3
Corporate debt securities	2	—	2	2	—	2
Equity securities and other	—	8	8	—	7	7
Total marketable securities	$242	$10	$252	$268	$9	$277

At April 1, 2012, the fair value of available-for-sale investments in debt securities by contractual maturity was as follows:

Maturity date
In millions	Fair value
1 year or less	$28
1-5 years	39
5-10 years	1
After 10 years	1
Total	$69

NOTE 6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  Derivative assets and liabilities are derived from level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of Levels 2 or 3 in the first three months of 2012.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at April 1, 2012:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$40	$77	$—	$117
Bank debentures	—	64	—	64
Certificates of deposit	—	58	—	58
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2

Available-for-sale equity securities
Financial services industry	8	—	—	8

Derivative assets
Commodity swap contracts	—	1	—	1
Foreign currency forward contracts	—	2	—	2
Interest rate contracts	—	70	—	70
Total assets	$48	$277	$—	$325

Derivative liabilities
Foreign currency forward contracts	—	1	—	1
Total liabilities	$—	$1	$—	$1

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at December 31, 2011:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$53	$64	$—	$117
Bank debentures	—	82	—	82
Certificates of deposit	—	66	—	66
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2

Available-for-sale equity securities
Financial services industry	7	—	—	7

Derivative assets
Interest rate contracts	—	82	—	82
Total assets	$60	$299	$—	$359

Derivative liabilities
Commodity swap contracts	—	22	—	22
Foreign currency forward contracts	—	8	—	8
Total liabilities	$—	$30	$—	$30

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

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at April 1, 2012 and December 31, 2011, are set forth in the table below.  The carrying values of all other receivables and liabilities approximated fair values (derived from Level 2 inputs).

	April 1,	December 31,
In millions	2012	2011
Fair value of total debt	$901	$901
Carrying value of total debt	778	783

NOTE 7.  INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

	April 1,	December 31,
In millions	2012	2011
Finished products	$1,348	$1,220
Work-in-process and raw materials	1,146	1,019
Inventories at FIFO cost	2,494	2,239
Excess of FIFO over LIFO	(112)	(98)
Total inventories	$2,382	$2,141

NOTE 8.  PRODUCT WARRANTY LIABILITY

We charge the estimated costs of warranty programs, other than product recalls, to income at the time products are shipped to customers.  We use historical claims experience to develop the estimated liability.  We review product recall programs on a quarterly basis and, if necessary, record a liability when we commit to an action, or when they become probable and estimable, which is reflected in the provision for warranties issued line.  We also sell extended warranty coverage on several engines.  The following is a tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs:

	Three months ended
In millions	April 1, 2012	March 27, 2011
Balance, beginning of year	$1,014	$980
Provision for warranties issued	116	109
Deferred revenue on extended warranty contracts sold	46	22
Payments	(103)	(84)
Amortization of deferred revenue on extended warranty contracts	(26)	(23)
Changes in estimates for pre-existing warranties	(14)	3
Foreign currency translation	4	3
Balance, end of period	$1,037	$1,010

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our April 1, 2012, balance sheet were as follows:

In millions	April 1, 2012	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$105	Deferred revenue
Long-term portion	228	Other liabilities and deferred revenue
Total	$333

Receivables related to estimated supplier recoveries
Current portion	$7	Trade and other receivables
Long-term portion	7	Other assets
Total	$14

Long-term portion of warranty liability	$286	Other liabilities and deferred revenue

NOTE 9.  DEBT

A summary of long-term debt was as follows:

	April 1,	December 31,
In millions	2012	2011
Long-term debt
Export financing loan, 4.5%, due 2012	$20	$31
Export financing loan, 4.5%, due 2013	50	44
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other	95	90
	638	638
Unamortized discount	(35)	(36)
Fair value adjustments due to hedge on indebtedness	70	82
Capital leases	72	71
Total long-term debt	745	755
Less: current maturities of long-term debt	(95)	(97)
Long-term debt	$650	$658

Principal payments required on long-term debt during the next five years are:

	Required Principal Payments
In millions	2012	2013	2014	2015	2016
Payment	$88	$62	$27	$17	$16

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

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of April 1, 2012, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net loss of $1 million.  For the three month periods ended April 1, 2012 and March 27, 2011, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts.  Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below.  The currencies in this table represent 96 percent and 98 percent of the notional amounts of contracts outstanding as of April 1, 2012 and December 31, 2011, respectively.

	Notional amount in millions
	April 1,	December 31,
Currency denomination	2012	2011
United States Dollar (USD)	177	181
British Pound Sterling (GBP)	305	347
Euro (EUR)	14	47
Singapore Dollar (SGD)	11	20
Indian Rupee (INR)	1,595	1,701
Japanese Yen (JPY)	2,193	3,348
Canadian Dollar (CAD)	34	39
South Korea Won (KRW)	35,387	36,833
Chinese Renmimbi (CNY)	89	61

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  We also have commodity swap contracts that represent an economic hedge, however do not qualify for hedge accounting and are marked to market through earnings.  For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of April 1, 2012, we expect to reclassify an unrealized net loss of $1 million from AOCL to income over the next year.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	April 1, 2012		December 31, 2011
Commodity	Notional Amount	Quantity	Notional Amount	Quantity
Copper	$44	5,265 metric tons (1)	$78	9,220 metric tons (1)
Platinum	72	44,054 troy ounces (2)	84	50,750 troy ounces (2)
Palladium	7	10,894 troy ounces (2)	5	7,141 troy ounces (2)

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

	Three months ended
In millions	April 1, 2012		March 27, 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(12)	$12	$(8)	$8

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		Three months ended
	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
In millions	Reclassified into Income	April 1,	March 27,	April 1,	March 27,
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	2012	2011	2012	2011
Foreign currency forward contracts	Net sales	$8	$4	$(2)	$1
Commodity swap contracts	Cost of sales	13	2	(3)	6
Total		$21	$6	$(5)	$7

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three month interim reporting periods presented below.

		Three months ended
In millions	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in Income	April 1,	March 27,
Hedging Instruments	on Derivatives	2012	2011
Foreign currency forward contracts	Cost of sales	$(3)	$(4)
Foreign currency forward contracts	Other income (expense), net	14	5
Commodity swap contract	Cost of sales	(2)	—

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative Assets
	Fair Value
	April 1,	December 31,
In millions	2012	2011	Balance Sheet Location
Derivatives designated as hedging instruments
Foreign currency forward contracts	$2	$—	Prepaid expenses and other current assets
Commodity swap contracts	1	—	Prepaid expenses and other current assets
Interest rate contract	70	82	Other assets
Total derivative assets	$73	$82

	Derivative Liabilities
	Fair Value
	April 1,	December 31,
In millions	2012	2011	Balance Sheet Location
Derivatives designated as hedging instruments
Foreign currency forward contracts	$—	$7	Other accrued expenses
Commodity swap contracts	—	16	Other accrued expenses
Total derivatives designated as hedging instruments	—	23

Derivatives not designated as hedging instruments
Foreign currency forward contracts	1	1	Other accrued expenses
Commodity swap contracts	—	6	Other accrued expenses
Total derivatives not designated as hedging instruments	1	7
Total derivative liabilities	$1	$30

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

Other Guarantees and Commitments

In addition to the matters discussed above, from time to time we periodically enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment leased under operating leases and other miscellaneous guarantees of third-party obligations.  As of April 1, 2012, the maximum potential loss related to these other guarantees is summarized as follows (where the guarantee is in a foreign currency the amount below represents the amount in U.S. dollars at current exchange rates):

In millions
Beijing Foton Cummins Engine Company debt guarantee	$18
Cummins Olayan Energy Limited debt guarantee	17
Residual value guarantees	2
Other debt guarantees	11
Maximum potential loss	$48

The amount of liability related to Beijing Foton Cummins Energy Company and Cummins Olayan Energy Limited were each less than $1 million.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of April 1, 2012, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $33 million, of which $32 million relates to a contract with an engine parts supplier that extends to 2013.  We do not currently anticipate paying any penalties under these contracts.  In addition, we also have a “take or pay” contract with an emission solutions business supplier requiring us to purchase approximately $73 million annually from 2012 to 2018.  These arrangements enable us to secure critical components.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees were $78 million at April 1, 2012.

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

Joint Venture Commitments

As of April 1, 2012, we have committed to invest an additional $67 million into existing joint ventures of which $56 million is expected to be funded in 2012.

NOTE 12.  OPERATING SEGMENTS

Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance.  Cummins chief operating decision-maker (CODM) is the Chief Executive Officer.

Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers.  The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets.  Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment.  The Components segment sells filtration products, exhaust aftertreatment systems, turbochargers and fuel systems.  The Power Generation segment is an integrated provider of power systems.  The segment sells engines, generator sets, alternators, power systems and services.  The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

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

Summarized financial information regarding our reportable operating segments for the three month periods is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution	Non-segment Items(1)	Total
Three months ended April 1, 2012
External sales	$2,412	$774	$516	$770	$—	$4,472
Intersegment sales	447	325	264	5	(1,041)	—
Total sales	2,859	1,099	780	775	(1,041)	4,472
Depreciation and amortization(2)	47	19	11	7	—	84
Research, development and engineering expenses	111	51	18	1	—	181
Equity, royalty and interest income from investees	38	8	10	48	—	104
Interest income	4	1	2	1	—	8
Segment EBIT	381	143	76	94	(36)	658

Three months ended March 27, 2011
External sales	$2,006	$660	$557	$637	$—	$3,860
Intersegment sales	385	264	238	5	(892)	—
Total sales	2,391	924	795	642	(892)	3,860
Depreciation and amortization(2)	45	18	10	6	—	79
Research, development and engineering expenses	80	37	11	1	—	129
Equity, royalty and interest income from investees	42	8	8	38	—	96
Interest income	3	1	1	1	—	6
Segment EBIT	290	105	89	89	(41)	532

(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  There were no significant unallocated corporate expenses for the three months ended April 1, 2012, and March 27, 2011.

(2) Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “Interest expense.”

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
In millions	April 1, 2012	March 27, 2011
Segment EBIT	$658	$532
Less
Interest expense	8	10
Income before income taxes	$650	$522

NOTE 13.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In June 2011, the Financial Accounting Standards Board (FASB) amended its rules regarding the presentation of comprehensive income.  The objective of this amendment is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  Specifically, this amendment requires that all non-owner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In addition, the standard also requires disclosure of the location of reclassification adjustments between other comprehensive income and net income on the face of the financial statements.  The new rules became effective for us beginning January 1, 2012.  In December 2011, the FASB deferred certain aspects of this standard beyond the current effective date, specifically the provisions dealing with reclassification adjustments.  Because the standard only impacts the display of comprehensive income and does not impact what is included in comprehensive income, the standard did not have a significant impact on our Condensed Consolidated Financial Statements.

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  Primarily this amendment changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in addition to clarifying the Board’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but fair value is required to be disclosed.  The new rules were effective for us beginning January 1, 2012.  As of April 1, 2012, we had no fair value measurements categorized within Level 3.  The only impact for us is the disclosure of the categorization in the fair value hierarchy for those items where fair value is only disclosed (primarily our debt obligations).  Our disclosure related to the new standard is included in Note 6, “FAIR VALUE OF FINANCIAL INSTRUMENTS,” to the Condensed Consolidated Financial Statements.

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

Note 14.  SUBSEQUENT EVENT

In late April 2012, we reached an agreement to acquire the doser technology and business assets from Hilite Germany GmbH for approximately $200 million in cash.  Dosers are products that enable compliance with emission standards in aftertreatment systems.  The transaction is subject to German regulatory approval and is expected to close early in the third quarter.  We expect the majority of the purchase price to be recorded as intangible assets or goodwill.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cummins Inc. and its consolidated subsidiaries are hereinafter sometimes referred to as “Cummins,” “we,” “our” or “us.”

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions.  Forward-looking statements are generally accompanied by words such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should” or words of similar meaning.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Future factors that could affect the outcome of forward-looking statements include the following:

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

•                  continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business and

•                  other risk factors described in our Form 10-K, Part 1, Item IA under the caption “Risk Factors.”

Shareholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements made herein are made only as of the date of this quarterly report and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2011 Form 10-K.  Our MD&A is presented in the following sections:

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

•                  Liquidity and Capital Resources

•                  Application of Critical Accounting Estimates

•                  Recently Adopted Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, engine-related component products, including emission solutions, filtration, fuel systems and air handling systems, and power generation products, including electronic power generation systems and related products.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide.  We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Chrysler Group, LLC, Daimler Trucks North America, Ford Motor Company, Komatsu, Volvo AB and MAN Nutzfahrzeuge AG.  We serve our customers through a network of more than 600 company-owned and independent distributor locations and approximately 6,500 dealer locations in more than 190 countries and territories.

Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers.  The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets.  Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment.  The Components segment sells filtration products, exhaust aftertreatment systems, turbochargers and fuel systems.  The Power Generation segment is an integrated provider of power systems.  The segment sells engines, generator sets, alternators, power systems and services.  The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets.  Demand in these markets tends to fluctuate in response to overall economic conditions and is particularly sensitive to changes in interest rate levels and our customers’ access to credit.  Our sales may also be impacted by OEM inventory levels and production schedules and stoppages.  Economic downturns in markets we serve generally result in reductions in sales and pricing of our products.  As a worldwide business, our operations are also affected by currency, political, economic and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve.  As part of our growth strategy, we invest in businesses in certain countries that carry high levels of these risks such as China, Brazil, India, Mexico, Russia and countries in the Middle East and Africa.  At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.

In the first three months of 2012, we experienced growth in several end markets in North America, especially the North American on-highway and power generation markets.  Demand for heavy-duty on-highway products in North America more than doubled in the first three months of 2012 as compared to the same period in 2011.  In addition, medium-duty truck and bus shipments in North America increased 62 percent in the first three months of 2012 compared to the same period in 2011.  Light-duty on-highway demand improved with an increase in shipments to Chrysler of 27 percent in the first three months of 2012 compared to the same period in 2011.  Growth rates in certain emerging markets including Brazil, China and India have slowed in the first three months of 2012, including the on-highway medium-duty truck market in Brazil as the result of the 2011 pre-buy ahead of the new 2012 emission requirements and the off-highway construction markets in China.  The governments of China and India have controlled inflation through tight monetary policies in the form of rising interest rates and tightening access to credit, although both countries have begun easing these policies in response to reduced inflationary concerns.  Easing monetary policies could enhance our end markets, however, there is typically a delay between when these policies are implemented and when our end markets respond.  The European economy remains an uncertainty with continued volatility in the Euro countries.  Although we do not have any significant direct exposure to European sovereign debt, we generated approximately nine percent of our net sales from Euro zone countries in 2011 and approximately eight percent in the first three months of 2012.  Therefore, continued economic decline in Europe could have an adverse impact on our financial results.

In the first three months of 2012, three of our four segments recorded increases in net sales of 19 percent or more.  The following table contains sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three months ended April 1, 2012 and March 27, 2011.  Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to income before taxes.

Operating Segments

	Three months ended
	April 1, 2012			March 27, 2011			Percent change
		Percent			Percent		2012 vs. 2011
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,859	64%	$381	$2,391	62%	$290	20%	31%
Components	1,099	25%	143	924	24%	105	19%	36%
Power Generation	780	17%	76	795	21%	89	(2)%	(15)%
Distribution	775	17%	94	642	17%	89	21%	6%
Intersegment eliminations	(1,041)	(23)%	—	(892)	(24)%	—	17%	—
Non-segment	—	—	(36)	—	—	(41)	—	(12)%
Total	$4,472	100%	$658	$3,860	100%	$532	16%	24%

Net income attributable to Cummins was $455 million, or $2.38 per diluted share, on sales of $4.5 billion for the three month period ended April 1, 2012, versus the comparable prior year period with net income attributable to Cummins of $343 million, or $1.75 per diluted share, on sales of $3.9 billion.  The increase in income was driven by higher sales volumes in many markets and geographic regions, improved gross margins, a lower effective tax rate and slightly higher equity income, partially offset by higher selling, general and administrative expenses and research, development and engineering expenses.

We generated $21 million of operating cash flows for the three months ended April 1, 2012, compared to $88 million for the three months ended March 27, 2011.  Refer to the section titled “Operating Activities” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.

In February 2011, the Board of Directors authorized the acquisition of up to $1 billion of our common stock.  We have repurchased $8 million in the first three months of 2012.  Our debt to capital ratio (total capital defined as debt plus equity) at April 1, 2012, was 10.9 percent, compared to 11.8 percent at December 31, 2011.  In addition to the $1.6 billion in cash and marketable securities on hand, we have sufficient access to our revolver and accounts receivable program to meet currently anticipated growth and funding needs.

Our global pension plans, including our unfunded and non-qualified plans, were 98 percent funded at December 31, 2011.  Our United States (U.S.) qualified plan, which represents approximately 60 percent of the worldwide pension obligation, was 103 percent funded and the United Kingdom (U.K.) plan was 106 percent funded.  We expect to contribute $130 million to our global pension plans in 2012.

OUTLOOK

Near-Term

In the first three months of 2012, North American demand in heavy-, medium- and light-duty truck markets remained strong.

We expect the following positive trends in the remainder of 2012:

•                  The North American heavy-, medium- and light-duty on-highway truck markets are expected to remain strong.

•                  India’s power generation markets are expected to improve.

•                  Components sales in Brazil are expected to increase later in 2012 after the pre-buy inventory is exhausted following the implementation of Euro V emission regulations.

We expect the following challenges to our business that may reduce our earnings potential in the remainder of 2012:

•                  In China, demand in certain industrial markets could remain low in the first-half of 2012, although some improvements are anticipated in the second-half of the year.

•                  Our 2012 engine sales in Brazil could be negatively impacted by pre-buy activity in 2011 ahead of the implementation of Euro V emission regulations.

•                  One of our Brazilian customers replaced our B6.7 engine with a proprietary engine in 2012, which should be partially offset by the 2012 launch of our ISF and 9 liter engines in new light-duty on-highway and medium-duty truck applications, respectively, with this same customer.

•                  Demand in certain European markets could decline in 2012, especially in certain industrial markets that experienced a 2011 pre-buy ahead of the implementation of new emission regulations in January of 2012.

•                  We will increase our investment in new product development.

•                  Currency volatility could put pressure on earnings in 2012.

•                  As we continue to sell a higher mix of new products meeting stringent emission requirements our warranty expense is expected to increase in 2012 and could slightly increase as a percentage of sales.

Long-Term

We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue in the future.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
In millions (except per share amounts)	2012	2011	Amount	Percent
Net sales	$4,472	$3,860	$612	16%
Cost of sales	3,274	2,903	(371)	(13)%
Gross margin	1,198	957	241	25%
Operating expenses and income
Selling, general and administrative expenses	475	389	(86)	(22)%
Research, development and engineering expenses	181	129	(52)	(40)%
Equity, royalty and interest income from investees	104	96	8	8%
Other operating income (expense), net	2	(6)	8	NM
Operating income	648	529	119	22%
Interest income	8	6	2	33%
Interest expense	8	10	2	20%
Other income (expense), net	2	(3)	5	NM
Income before income taxes	650	522	128	25%
Income tax expense	175	157	(18)	(11)%
Consolidated net income	475	365	110	30%
Less: Net income attributable to noncontrolling interests	20	22	2	9%
Net income attributable to Cummins Inc.	$455	$343	$112	33%
Diluted earnings per common share attributable to Cummins Inc.	$2.38	$1.75	$0.63	36%

“NM” - not meaningful information.

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
Percent of sales	2012	2011	Percentage Points
Gross margin	26.8%	24.8%	2.0
Selling, general and administrative expenses	10.6%	10.1%	(0.5)
Research, development and engineering expenses	4.0%	3.3%	(0.7)

Net Sales

Net sales for the three month period ended April 1, 2012, increased in most segments versus the comparable period in 2011, primarily due to increased demand in the North American on-highway markets.  The primary drivers for the increase in sales by segment were:

•                  Engine segment sales increased by 20 percent due to increased demand in most lines of business led by heavy-duty truck and medium-duty truck and bus businesses.

•                  Components segment sales increased by 19 percent due to increased demand in all lines of business led by the emission solutions business.

•                  Distribution segment sales increased by 21 percent due to increased demand in all product lines and all geographic regions led by Asia Pacific, North and Central America, Europe and the Middle East.

These increases were partially offset by the following:

•                  Power Generation segment sales decreased by 2 percent due to decreased demand in most lines of business, particularly reduced demand in the generator technologies business in most regions.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets, based on location of customers, for the three month period ended April 1, 2012, were 48 percent, compared with 57 percent of total net sales for the comparable period in 2011.

Gross Margin

Gross margin increased by $241 million for the three month period ended April 1, 2012, versus the comparable period in 2011, and increased as a percentage of sales by 2.0 percentage points.  The increase for the three months ended April 1, 2012, was led by increases in volume, favorable product mix and increased pricing.

The provision for warranties issued as a percent of sales for the three month period ended April 1, 2012, was 2.4 percent in 2012 compared to 2.7 percent for the comparable period in 2011.  Accrual rates for engines sold this quarter were generally lower than rates charged in prior quarters as our warranty costs for EPA 2010 products have been lower than expected.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended April 1, 2012, increased versus the comparable period in 2011, primarily due to an increase of $42 million in compensation and related expenses, including increased headcount to support our strategic growth initiatives, merit increases and increased discretionary spending.  Compensation and related expenses include salaries, fringe benefits and variable compensation.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three month period ended April 1, 2012, increased versus the comparable period in 2011, primarily due to an increase of $25 million in compensation and related expenses, an increase in the number of engineering programs with increased costs of $7 million and increased discretionary spending.  Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives and merit increases. Compensation and related expenses include salaries, fringe benefits and variable compensation.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three month period ended April 1, 2012, increased versus the comparable period in 2011, primarily due to the following:

Increase/(Decrease)
2012 vs. 2011
In millions	Three months ended
North American distributors	$10
Chongqing Cummins Engine Company, Ltd. (CCEC)	6
Dongfeng Cummins Engine Company, Ltd. (DCEC)	(7)
Other	(4)
Royalty and interest income	3

The overall increase was primarily due to strong growth in North America and increased demand in power generation markets at CCEC, partially offset by lower sales at DCEC due to weaker demand in the on-highway truck market in China.

Other Operating Income (Expense), Net

Other operating income (expense) was as follows:

	Three months ended
In millions	April 1, 2012	March 27, 2011
Royalty income	$3	$2
Gain on sale of fixed assets	1	1
Amortization of intangible assets	(1)	(2)
Royalty expense	(1)	—
Legal judgment	—	(7)
Total other operating income (expense), net	$2	$(6)

Interest Income

Interest income for the three month period ended April 1, 2012, increased versus the comparable period in 2011 primarily due to higher average cash balances.

Interest Expense

Interest expense for the three month period ended April 1, 2012, decreased versus the comparable period in 2011 primarily due to lower capitalized interest in first quarter of 2011 and the termination of a capital lease in September of 2011.

Other Income (Expense), Net

Other income (expense) was as follows:

	Three months ended
In millions	April 1, 2012	March 27, 2011
Change in cash surrender value of corporate owned life insurance	$6	$3
Dividend income	1	2
Bank charges	(4)	(4)
Foreign currency (losses) gains, net	(4)	(7)
Other, net	3	3
Total other income (expense), net	$2	$(3)

Income Tax Expense

Our effective tax rate for the year is expected to approximate 27 percent, absent any discrete period activity.  Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income.  The tax rate for the three month period ended April 1, 2012, was 27 percent.

Our effective tax rate for the three months ended March 27, 2011, was 30 percent.  The decrease in the 2012 effective tax rate compared to 2011 is due primarily to our assertion that income earned after 2011 by our China operations is permanently reinvested, as well as certain tax planning strategies implemented in our U.K. subsidiaries.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three month period ended April 1, 2012, decreased versus the comparable period in 2011, primarily due to a decline of $3 million at Wuxi Cummins Turbo Technologies Co., Ltd., partially offset by small improvements at other entities.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three month period ended April 1, 2012, increased versus the comparable period in 2011, primarily due to higher volumes, particularly in the North American on-highway markets, improved gross margins, a lower effective tax rate and increased equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and research, development and engineering expenses.

OPERATING SEGMENT RESULTS

Our operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
In millions	2012	2011	Amount	Percent
External sales	$2,412	$2,006	$406	20%
Intersegment sales	447	385	62	16%
Total sales	2,859	2,391	468	20%
Depreciation and amortization	47	45	(2)	(4)%
Research, development and engineering expenses	111	80	(31)	(39)%
Equity, royalty and interest income from investees	38	42	(4)	(10)%
Interest income	4	3	1	33%
Segment EBIT	381	290	91	31%

			Percentage Points
Segment EBIT as a percentage of total sales	13.3%	12.1%		1.2

Engine segment net sales by market were as follows:

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
In millions	2012	2011	Amount	Percent
Heavy-duty truck	$892	$485	$407	84%
Medium-duty truck and bus	526	474	52	11%
Light-duty automotive and RV	286	296	(10)	(3)%
Total on-highway	1,704	1,255	449	36%
Industrial	861	855	6	1%
Stationary power	294	281	13	5%
Total sales	$2,859	$2,391	$468	20%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
	2012	2011	Amount	Percent
Midrange	109,000	109,400	(400)	—
Heavy-duty	36,000	20,000	16,000	80%
High-horsepower	5,500	4,900	600	12%
Total unit shipments	150,500	134,300	16,200	12%

Sales

Engine segment sales for the three month period ended April 1, 2012, increased versus the comparable period in 2011, primarily due to improved sales in the North American on-highway markets.  The following were the primary drivers by market:

•                  Heavy-duty truck engine sales increased due to strong growth in North American on-highway markets primarily as a result of the replacement of aging fleets.

•                  Medium-duty truck and bus engine sales increased primarily due to the growth in North American on-highway markets, partially offset by decreased demand in the Brazilian truck market due to pre-buy activity in the second half of 2011 ahead of the implementation of Euro V emission regulations in the first quarter of 2012 and one of our customers replacing our B6.7 engine with a proprietary engine in 2012.  The B6.7 engine replacement was partially offset by the 2012 launch of our ISF and 9 liter engines in new light-duty on-highway and medium-duty truck applications, respectively, with this same customer.

•                  Industrial market sales increased slightly primarily due to the 28 percent increase in global mining engine markets due to increased coal and commodity demands, mostly offset by a decline in international construction markets.

Total on-highway-related sales for the three month period ended April 1, 2012, were 60 percent of total engine segment sales, compared to 52 percent for the comparable period in 2011.

Segment EBIT

Engine segment EBIT for the three month period ended April 1, 2012, increased versus the comparable period in 2011, primarily due to higher gross margin, partially offset by higher selling, general and administrative expenses, higher research, development and engineering expenses and lower equity, royalty and interest income from investees.  Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 1, 2012 vs. March 27, 2011
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$161	32%	2.2
Selling, general and administrative expenses	(41)	(25)%	(0.3)
Research, development and engineering expenses	(31)	(39)%	(0.6)
Equity, royalty and interest income from investees	(4)	(10)%	(0.5)

The increase in gross margin for the three month period ended April 1, 2012, versus the comparable period in 2011, was primarily due to increased volumes, favorable mix, improved price realization and improved product coverage, partially offset by higher commodity costs.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to product development spending and increased headcount to support our strategic growth initiatives.  The decrease in equity, royalty and interest income from investees was primarily due to weaker demand for on-highway products at DCEC, partially offset by increased volumes at CCEC.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
In millions	2012	2011	Amount	Percent
External sales	$774	$660	$114	17%
Intersegment sales	325	264	61	23%
Total sales	1,099	924	175	19%
Depreciation and amortization	19	18	(1)	(6)%
Research, development and engineering expenses	51	37	(14)	(38)%
Equity, royalty and interest income from investees	8	8	—	—
Interest income	1	1	—	—
Segment EBIT	143	105	38	36%

			Percentage Points
Segment EBIT as a percentage of total sales	13.0%	11.4%		1.6

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
In millions	2012	2011	Amount	Percent
Emission solutions	$404	$273	$131	48%
Turbo technologies	298	297	1	—
Filtration	270	255	15	6%
Fuel systems	127	99	28	28%
Total sales	$1,099	$924	$175	19%

Sales

Components segment sales for the three month period ended April 1, 2012, increased in all businesses versus the comparable period in 2011.  The following were the primary drivers by business:

•                  Emission solutions business sales increased due to higher demand in the North American and Brazilian on-highway markets, partially offset by lower sales due to the disposition of certain assets and liabilities of our exhaust business in the second quarter of 2011.  Disposition related sales were $40 million in the first quarter of 2011.

•                  Fuel systems business sales increased primarily due to improved demand in North American on-highway markets.

•                  Filtration systems business sales increased due to improved aftermarket demand, partially offset by lower sales due to the disposition of certain assets and liabilities of our light-duty filtration business in the fourth quarter of 2011.  Disposition related sales were $24 million in the first quarter of 2011.

Segment EBIT

Components segment EBIT for the three month period ended April 1, 2012, increased versus the comparable period in 2011, primarily due to the improved gross margin, partially offset by higher research, development and engineering expenses and higher selling, general and administrative expenses. Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 1, 2012 vs. March 27, 2011
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$62	33%	2.3
Selling, general and administrative expenses	(9)	(15)%	0.2
Research, development and engineering expenses	(14)	(38)%	(0.6)
Equity, royalty and interest income from investees	—	—	(0.2)

The increase in gross margin for the three month period ended April 1, 2012, was primarily due to higher volumes, particularly in the emission solutions and filtration businesses, partially offset by the disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business in 2011.  The increases in research, development and engineering expenses and selling, general and administrative expenses were primarily due to new product development spending and increased headcount to support our strategic growth initiatives.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
In millions	2012	2011	Amount	Percent
External sales	$516	$557	$(41)	(7)%
Intersegment sales	264	238	26	11%
Total sales	780	795	(15)	(2)%
Depreciation and amortization	11	10	(1)	(10)%
Research, development and engineering expenses	18	11	(7)	(64)%
Equity, royalty and interest income from investees	10	8	2	25%
Interest income	2	1	1	100%
Segment EBIT	76	89	(13)	(15)%

			Percentage Points
Segment EBIT as a percentage of total sales	9.7%	11.2%		(1.5)

In the first quarter of 2012, our Power Generation segment reorganized its reporting structure to include the following businesses:  power products, power systems, generator technologies and power solutions.

•                  Power products — Our power products business manufactures generators for commercial and consumer applications ranging from two kilowatts (kW) to one megawatt (MW) under the Cummins Power Generation and Cummins Onan brands.

•                  Power systems — Our power systems business manufactures and sells diesel fuel-based generator sets over one MW, paralleling systems and transfer switches for critical protection and distributed generation applications. We also offer integrated systems that consist of generator sets, power transfer and paralleling switchgear for applications such as data centers, health care facilities and waste water treatment plants.

•                  Generator technologies — Our generator technologies business designs, manufactures, sells and services A/C generator/alternator products internally as well as to other generator set assemblers.  Our products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kilovolt-amperes (kVA) to 30,000 kVA.

•                  Power solutions — Our power solutions business provides gasoline fuel-based turnkey solutions for distributed generation and energy management applications in the range of 300-2000 kW products. The business also serves the oil and gas segment and a global rental account for diesel and gas generator sets.

Sales for our Power Generation segment by business (including 2011 reorganized balances) were as follows:

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
In millions	2012	2011	Amount	Percent
Power products	$375	$377	$(2)	(1)%
Power systems	188	189	(1)	(1)%
Generator technologies	141	154	(13)	(8)%
Power solutions	76	75	1	1%
Total sales	$780	$795	$(15)	(2)%

Sales

Power Generation segment sales for the three month period ended April 1, 2012, decreased versus the comparable period in 2011, primarily due to reduced demand.  The following were the primary drivers by business:

•                  Generator technologies sales decreased primarily due to demand reductions in most regions, particularly Other Asia (which excludes China and India), India and the U.K., partially offset by higher volumes in China.

•                  Power products sales decreased in most regions, especially China, mostly offset by significant improvements in North America, Other Asia and India.

Segment EBIT

Power Generation segment EBIT for the three month period ended April 1, 2012, decreased versus the comparable period in 2011, primarily due to higher selling, general and administrative expenses, higher research, development and engineering expenses and lower gross margin.  Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 1, 2012 vs. March 27, 2011
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(3)	(2)%	—
Selling, general and administrative expenses	(12)	(18)%	(1.7)
Research, development and engineering expenses	(7)	(64)%	(0.9)
Equity, royalty and interest income from investees	2	25%	0.3

The decrease in gross margin for the three month period ended April 1, 2012, was due to increased product coverage, lower volumes and unfavorable foreign currency impacts, partially offset by improved price realization.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased headcount to support our strategic growth initiatives and product development spending.  Equity, royalty and interest income from investees increased primarily due to higher profitability at CCEC.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
In millions	2012	2011	Amount	Percent
External sales	$770	$637	$133	21%
Intersegment sales	5	5	—	—
Total sales	775	642	133	21%
Depreciation and amortization	7	6	(1)	(17)%
Equity, royalty and interest income from investees	48	38	10	26%
Interest income	1	1	—	—
Segment EBIT	94	89	5	6%

			Percentage Points
Segment EBIT as a percentage of total sales	12.1%	13.9%		(1.8)

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
In millions	2012	2011	Amount	Percent
Asia Pacific	$309	$241	$68	28%
North & Central America	206	173	33	19%
Europe and Middle East	195	175	20	11%
Africa	36	29	7	24%
South America	29	24	5	21%
Total sales	$775	$642	$133	21%

Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/
	April 1,	March 27,	(Unfavorable)
In millions	2012	2011	Amount	Percent
Parts and filtration	$288	$235	$53	23%
Power generation	186	145	41	28%
Engines	166	140	26	19%
Service	135	122	13	11%
Total sales	$775	$642	$133	21%

Sales

Distribution segment sales for the three month period ended April 1, 2012, increased for all products lines versus the comparable period in 2011.  The following were the primary drivers by line of business:

•                  Parts and filtration product sales increased primarily due to higher demand in North and Central America and the Middle East and higher demand from mining customers in the South Pacific.

•                  Power generation product sales increased primarily due to improved demand across North and Central America, the South Pacific and East Asia, partially offset by a reduction in nonrecurring project-related sales in the Middle East.

•                  Engine product sales increased primarily due to strong demand in Western Europe with increases in rail, oil and gas, automotive and mining products and growth in Eastern Asia.

•                  Service revenue increased primarily due to higher demand from mining customers in the South Pacific and Africa.

•                  Foreign currency fluctuations unfavorably impacted sales.

Segment EBIT

Distribution segment EBIT for the three month period ended April 1, 2012, increased versus the comparable period in 2011, primarily due to increased gross margin and equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses. Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	April 1, 2012 vs. March 27, 2011
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$19	13%	(1.5)
Selling, general and administrative expenses	(24)	(24)%	(0.4)
Equity, royalty and interest income from investees	10	26%	0.3

The increase in gross margin for the three month period ended April 1, 2012, versus the comparable period in 2011, was primarily due to higher volumes in most products, partially offset by unfavorable product mix and unfavorable foreign currency impacts.  The increase in selling, general and administrative expenses was mainly due to increased headcount to support our strategic growth initiatives.  The increase in equity, royalty and interest income from investees was primarily due to increased income from North American distributors.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended
In millions	April 1, 2012	March 27, 2011
Total segment EBIT	$694	$573
Non-segment EBIT (1)	(36)	(41)
Total EBIT	$658	$532
Less
Interest expense	8	10
Income before income taxes	$650	$522

(1)

Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  There were no significant unallocated corporate expenses for the three months ended April 1, 2012, and March 27, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  We generate significant ongoing cash flow, which has been used, in part, to fund capital expenditures, pay dividends on our common stock and fund repurchases of common stock.  Cash provided by operations is our principal source of liquidity.  As of April 1, 2012, other sources of liquidity include:

•                  cash and cash equivalents of $1.3 billion, of which approximately 20 percent is located in the U.S. and 74 percent is located primarily in the U.K., China, Singapore, Brazil and India,

•                  marketable securities of $252 million, which are located primarily in India and Brazil and the majority of which could be liquidated into cash within a few days,

•                  revolving credit facility with $1.2 billion available, net of outstanding letters of credit,

•                  international and other domestic credit facilities with $334 million available and

•                  our accounts receivable sales program with $209 million available, based on eligible receivables.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases, acquisitions and debt service obligations.

A significant portion of our cash flows is generated outside the U.S.  As of April 1, 2012, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.3 billion, the vast majority of which was located in the U.K., China, India, Brazil and Singapore.  The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.   As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our expansion or operating needs with local resources.  If these foreign cash balances were repatriated to the U.S. we could be required to accrue and pay U.S. taxes for earnings primarily from our U.K. domiciled subsidiaries, as we have asserted that these earnings are permanently reinvested outside of the U.S.   At present we do not foresee a need to repatriate any earnings from these subsidiaries in the near future.  However, we do anticipate repatriating available cash from foreign subsidiaries to help fund U.S. cash needs as they arise, and we have transferred and will continue to transfer cash from these subsidiaries to the U.S. and to other international subsidiaries when it is cost effective to do so.  Our 2012 and subsequent earnings from our China operations are considered permanently reinvested while earnings generated prior to 2012, for which U.S. deferred tax liabilities have been recorded, are expected to be repatriated in future years.

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

	April 1,	December 31,
In millions	2012	2011	Change
Cash and cash equivalents	$1,317	$1,484	$(167)
Marketable securities	252	277	(25)
Accounts and notes receivable	2,684	2,526	158
Inventories	2,382	2,141	241
Other current assets	682	663	19
Current assets	7,317	7,091	226

Accounts and loans payable	1,764	1,574	190
Current portion of accrued warranty	418	422	(4)
Accrued compensation, benefits and retirement costs	289	511	(222)
Taxes payable (including taxes on income)	297	282	15
Other accrued expenses	862	868	(6)
Current liabilities	3,630	3,657	(27)

Working capital	$3,687	$3,434
Current ratio	2.02	1.94
Days’ sales in receivables	53	48
Inventory turnover	5.6	6.3

Current assets increased three percent compared to December 31, 2011, primarily due to an increase in inventory levels to meet anticipated demand and an increase in accounts receivable due to higher sales, partially offset by a decrease in cash and cash equivalents.

Current liabilities decreased one percent compared to December 31, 2011, primarily due to a decrease in accrued compensation, benefits and retirement costs due to variable compensation payouts, partially offset by higher accounts and loans payable as a result of increased purchasing requirements to support higher sales volumes in the businesses.

Cash Flows

Cash and cash equivalents decreased $167 million during the three month period ended April 1, 2012, compared to a $244 million decrease in cash and cash equivalents during the comparable period in 2011.  Cash and cash equivalents were impacted as follows.

Operating Activities

	Three months ended
In millions	April 1, 2012	March 27, 2011	Change
Consolidated net income	$475	$365	$110
Depreciation and amortization	85	79	6
Deferred income taxes	(27)	21	(48)
Equity in income of investees, net of dividends	(59)	(62)	3
Pension contributions in excess of expense	(27)	(24)	(3)
Other post-retirement benefits payments in excess of expense	(4)	(5)	1
Stock-based compensation expense	7	5	2
Excess tax benefits on stock-based awards	(11)	(2)	(9)
Translation and hedging activities	10	4	6
Changes in
Accounts and notes receivable	(135)	(306)	171
Inventories	(209)	(210)	1
Other current assets	(28)	(2)	(26)
Accounts payable	148	251	(103)
Accrued expenses	(196)	(28)	(168)
Changes in other liabilities and deferred revenue	29	24	5
Other, net	(37)	(22)	(15)
Net cash provided by operating activities	$21	$88	$(67)

Net cash provided by operating activities decreased for the three months ended April 1, 2012, versus the comparable period in 2011, primarily due to unfavorable working capital fluctuations and lower deferred income taxes, partially offset by higher consolidated net income.  In the three months ended April 1, 2012, the net decrease in working capital resulted in a cash outflow of $420 million compared to a cash outflow of $295 million in the comparable period in 2011.  This change of $125 million was primarily driven by lower accrued expenses and a smaller increase in accounts payable than in the comparable period, partially offset by a smaller increase in accounts and notes receivable than in the comparable period.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the first quarter of 2012, financial markets in the U.S. and Europe improved.  As a result, for the three month interim reporting period ended April 1, 2012, the return for our U.S. plan was above four percent while our U.K. plan return was approximately three percent.  Approximately 89 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining 11 percent of our plan assets are invested in less liquid, but market valued investments, including real estate and private equity.  We made $43 million of pension contributions in the three month period ended April 1, 2012, and we anticipate making total contributions of approximately $130 million to our pension plans in 2012.  Expected contributions to our defined benefit pension plans in 2012 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $51 million in 2012.  The $43 million of pension contributions in the three months ended April 1, 2012, included voluntary contributions of $38 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants.

Investing Activities

	Three months ended
In millions	April 1, 2012	March 27, 2011	Change
Capital expenditures	$(126)	$(91)	$(35)
Investments in internal use software	(16)	(10)	(6)
Investments in and advances to equity investees	(5)	(21)	16
Acquisition of businesses, net of cash acquired	(5)	—	(5)
Investments in marketable securities—acquisitions	(146)	(101)	(45)
Investments in marketable securities—liquidations	184	134	50
Cash flows from derivatives not designated as hedges	11	4	7
Other, net	1	7	(6)
Net cash used in investing activities	$(102)	$(78)	$(24)

Net cash used in investing activities increased for the three months ended April 1, 2012, versus the comparable period in 2011, primarily due to increased capital expenditures and increased acquisitions of marketable securities, partially offset by increased liquidations of marketable securities.

Capital expenditures for the three month period ended April 1, 2012, were $126 million compared to $91 million in the comparable period in 2011.  We expect capital expenditures to accelerate in the remainder of 2012.  We continue to invest in the development of new products and we plan to spend approximately $800 million to $850 million in 2012.  Approximately one-half of our capital expenditures will be invested outside of the U.S.

Financing Activities

	Three months ended
In millions	April 1, 2012	March 27, 2011	Change
Proceeds from borrowings	$12	$38	$(26)
Payments on borrowings and capital lease obligations	(38)	(45)	7
Net borrowings (payments) under short-term credit agreements	—	1	(1)
Distributions to noncontrolling interests	(22)	(21)	(1)
Dividend payments on common stock	(77)	(51)	(26)
Repurchases of common stock	(8)	(190)	182
Excess tax benefits on stock-based awards	11	2	9
Other, net	9	4	5
Net cash used in financing activities	$(113)	$(262)	$149

Net cash used in financing activities decreased for the three months ended April 1, 2012, versus the comparable period in 2011, primarily due to significantly lower repurchases of common stock, partially offset by decreased proceeds from borrowings and higher dividend payments.

Our total debt was $778 million as of April 1, 2012, compared with $783 million as of December 31, 2011.  Total debt as a percent of our total capital, including total long-term debt, was 10.9 percent at April 1, 2012, compared with 11.8 percent at December 31, 2011.

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock.  In 2012, we made the following quarterly purchases under this plan.

				Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For the quarter ended	Purchased	Per Share	Repurchases	Capacity
April 1	0.07	$114.97	8	$474

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the first quarter of 2012 that have impacted these covenants or pricing modifications.

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

Credit Rating Agency	Senior L-T Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa1	Positive
Standard & Poor’s Rating Services	A	Stable
Fitch Ratings	A-	Positive

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2011 Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

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

A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2011 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2012.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 13, “RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS,” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2011 Form 10-K.  There have been no material changes in this information since the filing of our 2011 Form 10-K.  Further information regarding financial instruments and risk management is discussed in Note 10, “DERIVATIVES,” in the Notes to the Condensed Consolidated Financial Statements.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended April 1, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K or the “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in this Quarterly report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum
	(a) Total		Shares Purchased	Number of Shares
	Number of	(b) Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)
January 1 - February 5, 2012	2,524	$113.66	—	181,734
February 6 - March 4, 2012	37,968	120.62	—	142,911
March 5 - April 1, 2012	86,132	116.48	72,748	129,721
Total	126,624	$117.67	72,748

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

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock. As of April 1, 2012, we have $474 million available for purchase under this authorization.

During the three month period ended April 1, 2012, we repurchased 53,876 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 6. Exhibits

See Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cummins Inc.
Date: May 2, 2012

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