Form 10-Q
period 2012-07-01
CUMMINS INC
filed 2012-08-01
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2012

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

As of July 1, 2012, there were 190,410,156 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
NET SALES (a)	$4,452	$4,641	$8,924	$8,501
Cost of sales	3,242	3,438	6,516	6,341
GROSS MARGIN	1,210	1,203	2,408	2,160

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	487	463	962	852
Research, development and engineering expenses	187	157	368	286
Equity, royalty and interest income from investees (Note 5)	104	117	208	213
Gain on sale of businesses (Note 3)	6	68	6	68
Other operating income (expense), net	2	—	4	(6)
OPERATING INCOME	648	768	1,296	1,297

Interest income	7	10	15	16
Interest expense	8	13	16	23
Other income (expense), net	14	(3)	16	(6)
INCOME BEFORE INCOME TAXES	661	762	1,311	1,284

Income tax expense	166	225	341	382
CONSOLIDATED NET INCOME	495	537	970	902

Less: Net income attributable to noncontrolling interests	26	32	46	54
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$469	$505	$924	$848

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.47	$2.61	$4.86	$4.36
Diluted	$2.47	$2.60	$4.85	$4.34

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	189.8	193.8	190.1	194.6
Dilutive effect of stock compensation awards	0.3	0.6	0.4	0.6
Diluted	190.1	194.4	190.5	195.2

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.40	$0.2625	$0.80	$0.525

(a)     Includes sales to nonconsolidated equity investees of $622 million and $1,291 million and $635 million and $1,234 million for the three and six months ended July 1, 2012 and June 26, 2011, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
In millions	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
CONSOLIDATED NET INCOME	$495	$537	$970	$902
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(159)	—	(53)	54
Unrealized gain (loss) on derivatives	(8)	(12)	11	(12)
Change in pension and other postretirement defined benefit plans	10	7	21	33
Unrealized gain (loss) on marketable securities	—	—	(1)	—
Total other comprehensive income (loss), net of tax	(157)	(5)	(22)	75
COMPREHENSIVE INCOME	338	532	948	977
Less: Comprehensive income attributable to noncontrolling interest	2	30	32	54
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$336	$502	$916	$923

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except par value	July 1, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,145	$1,484
Marketable securities (Note 6)	261	277
Total cash, cash equivalents and marketable securities	1,406	1,761
Accounts and notes receivable, net
Trade and other	2,331	2,252
Nonconsolidated equity investees	289	274
Inventories (Note 8)	2,581	2,141
Prepaid expenses and other current assets	639	663
Total current assets	7,246	7,091
Long-term assets
Property, plant and equipment	5,475	5,245
Accumulated depreciation	(3,051)	(2,957)
Property, plant and equipment, net	2,424	2,288
Investments and advances related to equity method investees	890	838
Goodwill	345	339
Other intangible assets, net	268	227
Other assets	996	885
Total assets	$12,169	$11,668

LIABILITIES
Current liabilities
Loans payable	$58	$28
Accounts payable (principally trade)	1,634	1,546
Current maturities of long-term debt (Note 10)	83	97
Current portion of accrued product warranty (Note 9)	407	422
Accrued compensation, benefits and retirement costs	340	511
Deferred revenue	208	208
Taxes payable (including taxes on income)	258	282
Other accrued expenses	582	563
Total current liabilities	3,570	3,657
Long-term liabilities
Long-term debt (Note 10)	653	658
Pensions	118	205
Postretirement benefits other than pensions	425	432
Other liabilities and deferred revenue	966	885
Total liabilities	5,732	5,837

Commitments and contingencies (Note 12)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.2 shares issued	2,036	2,001
Retained earnings	6,810	6,038
Treasury stock, at cost, 32.0 and 30.2 shares	(1,777)	(1,587)
Common stock held by employee benefits trust, at cost, 1.6 and 1.8 shares	(20)	(22)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(703)	(724)
Other	(243)	(214)
Total accumulated other comprehensive loss	(946)	(938)
Total Cummins Inc. shareholders’ equity	6,103	5,492
Noncontrolling interests	334	339
Total equity	6,437	5,831
Total liabilities and equity	$12,169	$11,668

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
In millions	July 1, 2012	June 26, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$970	$902
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	171	159
Gain on sale of businesses (Note 3)	(6)	(68)
Deferred income taxes	(39)	87
Equity in income of investees, net of dividends	(25)	2
Pension contributions in excess of expense (Note 4)	(52)	(47)
Other post-retirement benefits payments in excess of expense (Note 4)	(7)	(10)
Stock-based compensation expense	21	18
Excess tax benefits on stock-based awards	(11)	(4)
Translation and hedging activities	7	(6)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Accounts and notes receivable	(116)	(513)
Inventories	(439)	(290)
Other current assets	(47)	11
Accounts payable	61	307
Accrued expenses	(173)	169
Changes in other liabilities and deferred revenue	103	58
Other, net	(21)	(31)
Net cash provided by operating activities	397	744

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(266)	(215)
Investments in internal use software	(40)	(22)
Investments in and advances to equity investees	(40)	(20)
Proceeds from sale of business, net of cash sold (Note 3)	—	111
Acquisition of businesses, net of cash acquired (Note 3)	(12)	—
Investments in marketable securities—acquisitions (Note 6)	(276)	(361)
Investments in marketable securities—liquidations (Note 6)	280	343
Cash flows from derivatives not designated as hedges	1	6
Other, net	3	7
Net cash used in investing activities	(350)	(151)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	46	60
Payments on borrowings and capital lease obligations	(75)	(94)
Net borrowings under short-term credit agreements	3	11
Distributions to noncontrolling interests	(32)	(26)
Dividend payments on common stock	(152)	(102)
Repurchases of common stock	(196)	(373)
Excess tax benefits on stock-based awards	11	4
Other, net	9	7
Net cash used in financing activities	(386)	(513)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	8
Net increase (decrease) in cash and cash equivalents	(339)	88
Cash and cash equivalents at beginning of year	1,484	1,023
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,145	$1,111

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated		Common	Total
		Additional		Other		Stock	Cummins Inc.
	Common	paid-in	Retained	Comprehensive	Treasury	Held in	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss	Stock	Trust	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720)	$(964)	$(25)	$4,670	$326	$4,996
Net income			848				848	54	902
Other comprehensive income (loss)				75			75	—	75
Issuance of shares	1	7					8	—	8
Employee benefits trust activity		16				2	18	—	18
Acquisition of shares					(373)		(373)	—	(373)
Cash dividends on common stock			(102)				(102)	—	(102)
Distribution to noncontrolling interests							—	(26)	(26)
Stock option exercises		1			4		5	—	5
Other shareholder transactions		9					9	5	14
BALANCE AT JUNE 26, 2011	$555	$1,413	$5,191	$(645)	$(1,333)	$(23)	$5,158	$359	$5,517

BALANCE AT DECEMBER 31, 2011	$555	$1,446	$6,038	$(938)	$(1,587)	$(22)	$5,492	$339	$5,831
Net income			924				924	46	970
Other comprehensive income (loss)				(8)			(8)	(14)	(22)
Issuance of shares	1	3					4	—	4
Employee benefits trust activity		17				2	19	—	19
Acquisition of shares					(196)		(196)	—	(196)
Cash dividends on common stock			(152)				(152)	—	(152)
Distribution to noncontrolling interests							—	(52)	(52)
Stock option exercises					6		6	—	6
Other shareholder transactions		14					14	15	29
BALANCE AT JULY 1, 2012	$556	$1,480	$6,810	$(946) (1)	$(1,777)	$(20)	$6,103	$334	$6,437

(1) Comprised of defined benefit postretirement plans of $(703) million, foreign currency translation adjustments of $(237) million, unrealized loss on derivatives of $(9) million and an unrealized gain on marketable securities of $3 million.

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The second quarters of 2012 and 2011 ended on July 1, and June 26, respectively.  The interim periods for both 2012 and 2011 contain 13 weeks, while the six month periods contained 26 weeks and 25 weeks, respectively.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and six month periods ended July 1, 2012, and June 26, 2011, were as follows:

	Three months ended		Six months ended
	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Options excluded	439,328	140,277	332,802	80,858

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

NOTE 3.  DIVESTITURES AND ACQUISITIONS

Divestitures

In the second quarter of 2011, we sold certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings.  This business was historically included in our Components segment.  The sales price was $123 million.  We recognized a gain of $68 million ($37 million after-tax), which included a goodwill allocation of $19 million.  In the second quarter of 2012, we recorded an additional $6 million gain ($4 million after-tax) related to final purchase price adjustments for our 2011 divestitures.  The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the three and six months ended July 1, 2012 and June 26, 2011.

Sales for this business were $62 million, $171 million and $126 million in 2011 (through closing), 2010 and 2009, respectively.  Operating results for this business were approximately $9 million, $22 million and $11 million in 2011 (through closing), 2010 and 2009, respectively.

Pending Acquisitions

In April 2012, we reached an agreement to acquire the doser technology and business assets from Hilite Germany GmbH (Hilite) in a cash transaction.  Dosers are products that enable compliance with emission standards in certain aftertreatment systems and complement our current product offerings.  The transaction was approved by German regulators in June, closed on July 18, 2012, and will be reflected in our consolidated financial statements in the third quarter of 2012.  The purchase price was approximately $176 million and is summarized below.  There is no contingent consideration associated with this transaction.  During the first six months of 2012 we expensed approximately $4 million of acquisition related costs.

The acquisition of Hilite was accounted for as a business combination, with the results of the acquired entity and the goodwill to be included in the Components operating segment in the third quarter of 2012.  The majority of the purchase price will be allocated to technology and customer related intangible assets and goodwill, most of which is expected to be fully deductible for tax purposes.  We expect the Hilite acquisition to strengthen our after treatment product offerings.  This acquisition puts us in a strong position to meet the needs of current customers and grow into new markets, especially as an increasing number of regions around the world adopt tougher emission standards.

Intangible assets by asset class, including weighted average amortization life, are expected to be as follows:

Dollars in millions	Purchase price allocation	Weighted average amortization life in years
Technology	$52	10.6
Customer	23	4.5
License arrangements	8	6.0
Total intangible assets	$83	8.5

We are in the process of finalizing certain aspects of the purchase price allocation. The purchase price is expected to be allocated as follows:

In millions
Inventory	$5
Fixed assets	5
Intangible assets	83
Goodwill	91
Liabilities	(8)
Total purchase price	$176

Net sales for Hilite were $77 million for the 12 months ended December 31, 2011.

In July 2012, we acquired an additional 45 percent interest in Cummins Central Power from the former principal for consideration of approximately $17 million (subject to final adjustments), which will be reflected in our consolidated financial statements in the third quarter of 2012.  The acquisition was accounted for as a business combination, with the results of the acquired entity to be included in the Distribution operating segment in the third quarter of 2012.  We estimate that the transaction will include a $7 million gain, as we are required to re-measure our pre-existing 35 percent ownership interest in Cummins Central Power to fair value in accordance with GAAP.

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Contributions to these plans were as follows:

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
In millions	2012	2011	2012	2011
Defined benefit pension and other postretirement plans
Voluntary pension	$35	$35	$73	$70
Mandatory pension	6	5	11	11
Defined benefit pension contributions	41	40	84	81
Other postretirement plans	8	9	17	18
Total defined benefit plans	$49	$49	$101	$99

Defined contribution pension plans	$17	$13	$44	$37

We made $84 million of pension contributions in the six months ended July 1, 2012, and we anticipate making an additional $46 million of contributions during the remainder of 2012. We paid $17 million of claims and premiums for other postretirement benefits in the six months ended July 1, 2012; payments for the remainder of 2012 are expected to be $34 million. The $130 million of contributions for the full year include voluntary contributions of approximately $109 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Three months ended
	July 1,	June 26,	July 1,	June 26,	July 1,	June 26,
In millions	2012	2011	2012	2011	2012	2011
Service cost	$15	$13	$5	$5	$—	$—
Interest cost	26	27	15	15	5	6
Expected return on plan assets	(39)	(38)	(21)	(19)	—	—
Amortization of prior service (credit) cost	—	—	—	1	(1)	(2)
Recognized net actuarial loss	11	10	4	3	1	—
Net periodic benefit cost	$13	$12	$3	$5	$5	$4

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Six months ended
	July 1,	June 26,	July 1,	June 26,	July 1,	June 26,
In millions	2012	2011	2012	2011	2012	2011
Service cost	$29	$26	$11	$10	$—	$—
Interest cost	52	54	29	30	10	12
Expected return on plan assets	(78)	(76)	(41)	(37)	—	—
Amortization of prior service (credit) cost	—	—	—	1	(2)	(4)
Recognized net actuarial loss	23	20	7	6	2	—
Net periodic benefit cost	$26	$24	$6	$10	$10	$8

NOTE 5.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
In millions	2012	2011	2012	2011
Distribution Entities
North American distributors	$38	$35	$78	$65
Komatsu Cummins Chile, Ltda.	6	6	11	10
All other distributors	2	1	3	2
Manufacturing Entities
Chongqing Cummins Engine Company, Ltd.	17	19	35	31
Dongfeng Cummins Engine Company, Ltd.	17	26	33	49
Cummins Westport, Inc.	4	3	9	4
Shanghai Fleetguard Filter Co., Ltd.	4	4	7	8
Tata Cummins, Ltd.	3	3	7	7
Beijing Foton Cummins Engine Co., Ltd.	2	(1)	—	(3)
Valvoline Cummins, Ltd.	2	2	4	4
Komatsu manufacturing alliances	1	(1)	—	1
All other manufacturers	(1)	6	—	12
Cummins share of net income	$95	$103	$187	$190
Royalty and interest income	9	14	21	23
Equity, royalty and interest income from investees	$104	$117	$208	$213

NOTE 6.  MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	July 1, 2012			December 31, 2011
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Debt mutual funds	$146	$2	$148	$115	$2	$117
Bank debentures	53	—	53	82	—	82
Certificates of deposit	48	—	48	66	—	66
Government debt securities-non-U.S.	3	—	3	3	—	3
Corporate debt securities	2	—	2	2	—	2
Equity securities and other	—	7	7	—	7	7
Total marketable securities	$252	$9	$261	$268	$9	$277

At July 1, 2012, the fair value of available-for-sale investments in debt securities by contractual maturity was as follows:

Maturity date	Fair value
In millions
1 year or less	$32
1-5 years	25
5-10 years	1
Total	$58

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  Derivative assets and liabilities are derived from level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of levels 2 or 3 in the first six months of 2012.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at July 1, 2012:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$80	$68	$—	$148
Bank debentures	—	53	—	53
Certificates of deposit	—	48	—	48
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2

Available-for-sale equity securities
Financial services industry	7	—	—	7

Derivative assets
Interest rate contracts	—	87	—	87
Total assets	$87	$261	$—	$348

Derivative liabilities
Commodity swap contracts	—	12	—	12
Foreign currency forward contracts	—	2	—	2
Total liabilities	$—	$14	$—	$14

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at December 31, 2011:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$53	$64	$—	$117
Bank debentures	—	82	—	82
Certificates of deposit	—	66	—	66
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2

Available-for-sale equity securities
Financial services industry	7	—	—	7

Derivative assets
Interest rate contracts	—	82	—	82
Total assets	$60	$299	$—	$359

Derivative liabilities
Commodity swap contracts	—	22	—	22
Foreign currency forward contracts	—	8	—	8
Total liabilities	$—	$30	$—	$30

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

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at July 1, 2012 and December 31, 2011, are set forth in the table below.  The carrying values of all other receivables and liabilities approximated fair values (derived from level 2 inputs).

	July 1,	December 31,
In millions	2012	2011
Fair value of total debt	$951	$901
Carrying value of total debt	794	783

NOTE 8.  INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

	July 1,	December 31,
In millions	2012	2011
Finished products	$1,502	$1,220
Work-in-process and raw materials	1,190	1,019
Inventories at FIFO cost	2,692	2,239
Excess of FIFO over LIFO	(111)	(98)
Total inventories	$2,581	$2,141

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

	Six months ended
	July 1,	June 26,
In millions	2012	2011
Balance, beginning of year	$1,014	$980
Provision for warranties issued	227	219
Deferred revenue on extended warranty contracts sold	98	50
Payments	(196)	(188)
Amortization of deferred revenue on extended warranty contracts	(51)	(46)
Changes in estimates for pre-existing warranties	(27)	7
Foreign currency translation	(3)	3
Balance, end of period	$1,062	$1,025

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our July 1, 2012, balance sheet were as follows:

In millions	July 1, 2012	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$102	Deferred revenue
Long-term portion	258	Other liabilities and deferred revenue
Total	$360

Receivables related to estimated supplier recoveries
Current portion	$7	Trade and other receivables
Long-term portion	6	Other assets
Total	$13

Long-term portion of warranty liability	$295	Other liabilities and deferred revenue

NOTE 10.  DEBT

A summary of long-term debt was as follows:

	July 1,	December 31,
In millions	2012	2011
Long-term debt
Export financing loan, 4.5%, due 2012	$7	$31
Export financing loan, 4.5%, due 2013	44	44
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other	95	90
	619	638
Unamortized discount	(35)	(36)
Fair value adjustments due to hedge on indebtedness	87	82
Capital leases	65	71
Total long-term debt	736	755
Less: Current maturities of long-term debt	(83)	(97)
Long-term debt	$653	$658

Principal payments required on long-term debt during the next five years are the following:

	Required Principal Payments
In millions	2012	2013	2014	2015	2016
Payment	$71	$50	$31	$16	$15

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

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of July 1, 2012, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net loss of $2 million.  For the six month periods ended July 1, 2012 and June 26, 2011, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts.  Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below.  The currencies in this table represent 96 percent and 98 percent of the notional amounts of contracts outstanding as of July 1, 2012 and December 31, 2011, respectively.

	Notional amount in millions
	July 1,	December 31,
Currency denomination	2012	2011
United States Dollar (USD)	167	181
British Pound Sterling (GBP)	271	347
Euro (EUR)	18	47
Singapore Dollar (SGD)	9	20
Indian Rupee (INR)	1,815	1,701
Japanese Yen (JPY)	2,207	3,348
Canadian Dollar (CAD)	57	39
South Korea Won (KRW)	47,667	36,833
Chinese Renmimbi (CNY)	62	61

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  We also have commodity swap contracts that represent an economic hedge, however do not qualify for hedge accounting and are marked to market through earnings.  For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of July 1, 2012, we expect to reclassify an unrealized net loss of $5 million from AOCL to income over the next year.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	July 1, 2012			December 31, 2011
Commodity	Notional Amount	Quantity		Notional Amount	Quantity
Copper	$67	8,191	metric tons (1)	$78	9,220	metric tons (1)
Platinum	81	51,150	troy ounces (2)	84	50,750	troy ounces (2)
Palladium	8	11,952	troy ounces (2)	5	7,141	troy ounces (2)

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

	Three months ended				Six months ended
In millions	July 1, 2012		June 26, 2011		July 1, 2012		June 26, 2011
Income Statement	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on	Gain/(Loss) on
Classification	Swaps	Borrowings	Swaps	Borrowings	Swaps	Borrowings	Swaps	Borrowings
Interest expense	$17	$(17)	$18	$(18)	$5	$(5)	$10	$(10)

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and six month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		Three months ended				Six months ended
	Location of
	Gain/(Loss)
	Reclassified	Amount of Gain/(Loss)		Amount of Gain/(Loss)		Amount of Gain/(Loss)		Amount of Gain/(Loss)
	into Income	Recognized in		Reclassified from		Recognized in		Reclassified from
In millions	(Effective	AOCL on Derivative		AOCL into Income		AOCL on Derivative		AOCL into Income
Derivatives in Cash	Portion)	(Effective Portion)		(Effective Portion)		(Effective Portion)		(Effective Portion)
Flow Hedging		July 1,	June 26,	July 1,	June 26,	July 1,	June 26,	July 1,	June 26,
Relationships		2012	2011	2012	2011	2012	2011	2012	2011
Foreign currency forward contracts	Net sales	$(5)	$1	$—	$3	$3	$5	$(2)	$4
Commodity swap contracts	Cost of sales	(10)	(7)	(2)	8	3	(5)	(5)	14
Total		$(15)	$(6)	$(2)	$11	$6	$—	$(7)	$18

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three and six month interim reporting periods presented below.

		Three months ended		Six months ended
		Amount of Gain/(Loss) Recognized in		Amount of Gain/(Loss) Recognized in
In millions	Location of Gain/(Loss)	Income on Derivatives		Income on Derivatives
Derivatives Not Designated as	Recognized in Income	July 1,	June 26,	July 1,	June 26,
Hedging Instruments	on Derivatives	2012	2011	2012	2011
Foreign currency forward contracts	Cost of sales	$—	$1	$(3)	$(3)
Foreign currency forward contracts	Other income (expense), net	(9)	(10)	5	(5)
Commodity swap contracts	Cost of sales	(6)	—	(1)	—

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative Assets
	Fair Value
	July 1,	December 31,
In millions	2012	2011	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contract	$87	$82	Other assets
Total derivative assets	$87	$82

	Derivative Liabilities
	Fair Value
	July 1,	December 31,
In millions	2012	2011	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity swap contracts	$8	$16	Other accrued expenses
Foreign currency forward contracts	2	7	Other accrued expenses
Total derivatives designated as hedging instruments	10	23

Derivatives not designated as hedging instruments
Commodity swap contracts	4	6	Other accrued expenses
Foreign currency forward contracts	—	1	Other accrued expenses
Total derivatives not designated as hedging instruments	4	7
Total derivative liabilities	$14	$30

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

Other Guarantees and Commitments

In addition to the matters discussed above, from time to time we periodically enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment leased under operating leases and other miscellaneous guarantees of third-party obligations.  As of July 1, 2012, the maximum potential loss related to these other guarantees is summarized as follows (where the guarantee is in a foreign currency the amount below represents the amount in U.S. dollars at current exchange rates):

In millions
Cummins Olayan Energy Limited debt guarantee	$15
Xi’an Cummins Engine Company Limited debt guarantee	11
Residual value guarantees	2
Other debt guarantees	3
Maximum potential loss	$31

The amount of liabilities related to the above guarantees was $12 million.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of July 1, 2012, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $33 million, of which $32 million relates to a contract with an engine parts supplier that extends to 2013.  We do not currently anticipate paying any penalties under these contracts.  In addition, we also have a “take or pay” contract with an emission solutions business supplier requiring us to purchase approximately $73 million annually from 2012 to 2018.  These arrangements enable us to secure critical components.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees were $73 million at July 1, 2012.

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

Joint Venture Commitments

As of July 1, 2012, we have committed to invest an additional $46 million into existing joint ventures, of which $38 million is expected to be funded in 2012.

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

Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers.  The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets.  Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military equipment.  The Components segment sells filtration products, exhaust aftertreatment systems, turbochargers and fuel systems.  The Power Generation segment is an integrated provider of power systems.  The segment sells engines, generator sets, alternators, power systems and services.  The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

We use segment EBIT (defined as earnings before interest expense, income taxes and noncontrolling interests) as a primary basis for the CODM to evaluate the performance of each of our operating segments.  Segment amounts exclude certain expenses not specifically identifiable to segments.

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

Summarized financial information regarding our reportable operating segments for the three and six month periods is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution	Non-segment Items(1)	Total

Three months ended July 1, 2012
External sales	$2,381	$710	$572	$789	$—	$4,452
Intersegment sales	460	326	337	5	(1,128)	—
Total sales	2,841	1,036	909	794	(1,128)	4,452
Depreciation and amortization(2)	47	19	11	8	—	85
Research, development and engineering expenses	115	51	19	2	—	187
Equity, royalty and interest income from investees	37	8	10	49	—	104
Interest income	3	1	3	—	—	7
Segment EBIT	376	116	94	92	(9)	669

Three months ended June 26, 2011
External sales	$2,476	$741	$649	$775	$—	$4,641
Intersegment sales	424	291	260	10	(985)	—
Total sales	2,900	1,032	909	785	(985)	4,641
Depreciation and amortization(2)	44	18	11	5	—	78
Research, development and engineering expenses	102	43	12	—	—	157
Equity, royalty and interest income from investees	49	9	13	46	—	117
Interest income	6	1	3	—	—	10
Segment EBIT	377	120	105	106	67	775

Six months ended July 1, 2012
External sales	$4,793	$1,484	$1,088	$1,559	$—	$8,924
Intersegment sales	907	651	601	10	(2,169)	—
Total sales	5,700	2,135	1,689	1,569	(2,169)	8,924
Depreciation and amortization(2)	94	38	22	15	—	169
Research, development and engineering expenses	226	102	37	3	—	368
Equity, royalty and interest income from investees	75	16	20	97	—	208
Interest income	7	2	5	1	—	15
Segment EBIT	757	259	170	186	(45)	1,327

Six months ended June 26, 2011
External sales	$4,482	$1,401	$1,206	$1,412	$—	$8,501
Intersegment sales	809	555	498	15	(1,877)	—
Total sales	5,291	1,956	1,704	1,427	(1,877)	8,501
Depreciation and amortization(2)	89	36	21	11	—	157
Research, development and engineering expenses	182	80	23	1	—	286
Equity, royalty and interest income from investees	91	17	21	84	—	213
Interest income	9	2	4	1	—	16
Segment EBIT	667	225	194	195	26	1,307

(1)

Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  The three and six months ended July 1, 2012, include a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures.  The three and six months ended June 26, 2011, include a $68 million gain ($37 million after-tax) related to the sale of certain assets and liabilities of our exhaust business from the Components segment.  The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the three and six months ended July 1, 2012 and June 26, 2011.  There were no other significant unallocated corporate expenses for the three and six months ended July 1, 2012 and June 26, 2011.

(2)	Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “Interest expense.”

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
In millions	2012	2011	2012	2011
Segment EBIT	$669	$775	$1,327	$1,307
Less
Interest expense	8	13	16	23
Income before income taxes	$661	$762	$1,311	$1,284

NOTE 14.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  Primarily this amendment changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in addition to clarifying the Board’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but fair value is required to be disclosed.  The new rules were effective for us beginning January 1, 2012.  As of July 1, 2012, we had no fair value measurements categorized within Level 3.  The only impact for us is the disclosure of the categorization in the fair value hierarchy for those items where fair value is only disclosed (primarily our debt obligations).  Our disclosure related to the new standard is included in Note 7, “FAIR VALUE OF FINANCIAL INSTRUMENTS,” to the Condensed Consolidated Financial Statements.

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

•                  Liquidity and Capital Resources

•                  Application of Critical Accounting Estimates

•                  Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines, engine-related component products, including emission solutions, filtration, fuel systems and air handling systems, and power generation products, including electronic power generation systems and related products.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide.  We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Chrysler Group, LLC, Daimler Trucks North America, Ford Motor Company, Komatsu and Volvo AB.  We serve our customers through a network of more than 600 company-owned and independent distributor locations and approximately 6,500 dealer locations in more than 190 countries and territories.

Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers.  The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets.  Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as various industrial applications including construction, mining, agriculture, marine, oil and gas, rail and military equipment.  The Components segment sells filtration products, exhaust aftertreatment systems, turbochargers and fuel systems.  The Power Generation segment is an integrated provider of power systems.  The segment sells engines, generator sets, alternators, power systems and services.  The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

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

In the first six months of 2012, we experienced growth in several end markets in North America, especially the North American on-highway markets.  Demand for heavy-duty on-highway products in North America increased 53 percent in the first six months of 2012 as compared to the same period in 2011.  In addition, medium-duty truck and bus shipments in North America increased 24 percent in the first six months of 2012 compared to the same period in 2011.  North American light-duty on-highway demand improved with an increase in shipments to Chrysler of 25 percent in the first six months of 2012 compared to the same period in 2011.  Demand in certain emerging markets including Brazil and China has declined in 2012.  The on-highway medium-duty truck market in Brazil declined as the result of the 2011 pre-buy ahead of the new 2012 emission requirements, and the off-highway construction markets in China have continued to deteriorate.  The governments of China and India have controlled inflation through tight monetary policies in the form of rising interest rates and tightening access to credit, although both countries have begun easing these policies in response to reduced inflationary concerns.  Easing monetary policies could enhance our end markets, however, there likely would be a delay between when these policies are implemented and when our end markets respond.  The European economy remains an uncertainty with continued volatility in the Euro countries.  Although we do not have any significant direct exposure to European sovereign debt, we generated approximately nine percent of our net sales from Euro zone countries in 2011 and approximately eight percent in the first six months of 2012.

The following tables contain sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three and six months ended July 1, 2012 and June 26, 2011.  Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before taxes.

Operating Segments

	Three months ended
	July 1, 2012			June 26, 2011			Percent change
		Percent			Percent		2012 vs. 2011
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,841	64%	$376	$2,900	62%	$377	(2)%	—
Components	1,036	23%	116	1,032	22%	120	—	(3)%
Power Generation	909	20%	94	909	20%	105	—	(10)%
Distribution	794	18%	92	785	17%	106	1%	(13)%
Intersegment eliminations	(1,128)	(25)%	—	(985)	(21)%	—	15%	—
Non-segment	—	—	(9)	—	—	67	—	NM
Total	$4,452	100%	$669	$4,641	100%	$775	(4)%	(14)%

“NM” - not meaningful information.

Net income attributable to Cummins was $469 million, or $2.47 per diluted share, on sales of $4.5 billion for the three month interim reporting period ended July 1, 2012, versus the comparable prior year period with net income attributable to Cummins of $505 million, or $2.60 per diluted share, on sales of $4.6 billion.  The decrease in income was driven by the following:

•                  the 2011 gain on the disposition of certain assets and liabilities of our exhaust business;

•                  lower volumes, particularly in the international construction and medium-duty truck markets, which were offset by improved gross margin as a percentage of sales;

•                  higher research, development and engineering expenses;

•                  higher selling, general and administrative expenses and

•                  lower equity, royalty and interest income from investees.

These increases were partially offset by a lower effective tax rate.

Diluted earnings per share for the three months ended July 1, 2012 also benefited $0.02 from lower shares primarily due to the stock repurchase program.

Operating Segments

	Six months ended
	July 1, 2012			June 26, 2011			Percent change
		Percent			Percent		2012 vs. 2011
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$5,700	64%	$757	$5,291	62%	$667	8%	13%
Components	2,135	24%	259	1,956	23%	225	9%	15%
Power Generation	1,689	19%	170	1,704	20%	194	(1)%	(12)%
Distribution	1,569	17%	186	1,427	17%	195	10%	(5)%
Intersegment eliminations	(2,169)	(24)%	—	(1,877)	(22)%	—	16%	—
Non-segment	—	—	(45)	—	—	26	—	NM
Total	$8,924	100%	$1,327	$8,501	100%	$1,307	5%	2%

Net income attributable to Cummins was $924 million, or $4.85 per diluted share, on sales of $8.9 billion for the six month interim reporting period ended July 1, 2012, versus the comparable prior year period with net income attributable to Cummins of $848 million, or $4.34 per diluted share, on sales of $8.5 billion.  The increase in income was driven by the following:

•                  higher volumes, primarily in the North American on-highway markets;

•                  improved gross margins and

•                  a lower effective tax rate.

These increases were partially offset by the following:

•                  higher selling, general and administrative expenses;

•                  higher research, development and engineering expenses and

•                  the 2011 gain on the disposition of certain assets and liabilities of our exhaust business.

Diluted earnings per share for the six months ended July 1, 2012 also benefited $0.01 from lower shares primarily due to the stock repurchase program.

We generated $397 million of operating cash flows for the six months ended July 1, 2012, compared to $744 million for the six months ended June 26, 2011.  Refer to the section titled “Operating Activities” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.

In February 2011, the Board of Directors authorized the acquisition of up to $1 billion of our common stock.  We repurchased $196 million in the first six months of 2012.  Our debt to capital ratio (total capital defined as debt plus equity) at July 1, 2012, was 11.0 percent, compared to 11.8 percent at December 31, 2011.  In addition to the $1.4 billion in cash and marketable securities on hand, we have sufficient access to our revolver and accounts receivable program to meet currently anticipated growth and funding needs.

In July 2012, the Board of Directors authorized a dividend increase of 25 percent from $0.40 per share to $0.50 per share on a quarterly basis effective in the third quarter.

Our global pension plans, including our unfunded and non-qualified plans, were 98 percent funded at December 31, 2011.  Our United States (U.S.) qualified plan, which represents approximately 60 percent of the worldwide pension obligation, was 103 percent funded and our United Kingdom (U.K.) plan was 106 percent funded.  We expect to contribute $130 million to our global pension plans in 2012.

OUTLOOK

Near-Term

In the first six months of 2012, North American demand in heavy-, medium- and light-duty truck markets remained strong.

We expect the following challenges to our business that may reduce our earnings potential in the remainder of 2012:

•                  One of our Brazilian customers replaced our B6.7 engine with a proprietary engine in 2012, which should be partially offset by the 2012 launch of our ISF and 9 liter engines in new light-duty on-highway and medium-duty truck applications, respectively, with this same customer.  The launch of these new engine applications could be negatively impacted by the weakening Brazilian economy.

•                  Our 2012 engine sales in Brazil could continue to be negatively impacted by pre-buy activity in 2011 ahead of the implementation of Euro V emission regulations.

•                  The weakening economy in Brazil could continue to have adverse impacts on our other businesses.

•                  In China demand in certain industrial markets could remain low through the remainder of the year.

•                  In India the Rupee could continue to depreciate in value, which would create additional pressure on earnings, while higher inflation could negatively impact sales, especially industrial sales in the remainder of 2012.

•                  Demand in certain European markets could continue to decline in 2012 due to economic uncertainty.

•                  Currency volatility could continue to put pressure on earnings in 2012.

•                  North American oil and gas markets could continue to decline through the remainder of the year.

We will continue to invest in new product development.

Long-Term

We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue in the future as the result of the following four macroeconomic trends that will benefit our businesses:

•                  tightening emissions controls across the world;

•                  infrastructure needs in emerging markets;

•                  energy availability and cost issues and

•                  globalization of industries like ours.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
In millions (except per share amounts)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Net Sales	$4,452	$4,641	$(189)	(4)%	$8,924	$8,501	$423	5%
Cost of sales	3,242	3,438	196	6%	6,516	6,341	(175)	(3)%
Gross Margin	1,210	1,203	7	1%	2,408	2,160	248	11%
Operating Expenses and Income
Selling, general and administrative expenses	487	463	(24)	(5)%	962	852	(110)	(13)%
Research, development and engineering expenses	187	157	(30)	(19)%	368	286	(82)	(29)%
Equity, royalty and interest income from investees	104	117	(13)	(11)%	208	213	(5)	(2)%
Gain on sale of businesses	6	68	(62)	(91)%	6	68	(62)	(91)%
Other operating income (expense), net	2	—	2	NM	4	(6)	10	NM
Operating Income	648	768	(120)	(16)%	1,296	1,297	(1)	—
Interest income	7	10	(3)	(30)%	15	16	(1)	(6)%
Interest expense	8	13	5	38%	16	23	7	30%
Other income (expense), net	14	(3)	17	NM	16	(6)	22	NM
Income before income taxes	661	762	(101)	(13)%	1,311	1,284	27	2%
Income tax expense	166	225	59	26%	341	382	41	11%
Consolidated Net Income	495	537	(42)	(8)%	970	902	68	8%
Less: Net income attributable to noncontrolling interests	26	32	6	19%	46	54	8	15%
Net income attributable to Cummins Inc.	$469	$505	$(36)	(7)%	$924	$848	$76	9%
Diluted earnings per common share attributable to Cummins Inc.	$2.47	$2.60	$(0.13)	(5)%	$4.85	$4.34	$0.51	12%

	Three months ended		Favorable/	Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)	July 1,	June 26,	(Unfavorable)
Percent of sales	2012	2011	Percentage Points	2012	2011	Percentage Points
Gross margin	27.2%	25.9%	1.3	27.0%	25.4%	1.6
Selling, general and administrative expenses	10.9%	10.0%	(0.9)	10.8%	10.0%	(0.8)
Research, development and engineering expenses	4.2%	3.4%	(0.8)	4.1%	3.4%	(0.7)

Net Sales

Net sales for the three months ended July 1, 2012, decreased versus the comparable period in 2011.  The decrease in sales by segment was primarily driven by the following:

•                  Foreign currency fluctuations unfavorably impacted sales approximately three percent.

•                  Engine segment sales decreased by two percent for the three months ended due to lower volumes in international construction markets, primarily in China, and international medium-duty truck markets, especially in Brazil.

This decrease was partially offset by the following:

•                  Distribution segment sales increased by one percent for the three months ended due to increased demand in most product lines and geographic regions led by Asia Pacific and Africa, which were mostly offset by decreased demand in Europe and the Middle East.

•                  Components segment sales slightly increased due to higher demand in the emission solutions business, which were mostly offset by decreased demand in the filtration and turbo technologies businesses and $37 million of disposition sales in the second quarter of 2011.

•                  Power Generation segment sales remained flat versus the comparable period in 2011 with increased demand in power products and power systems being offset by lower demand in generator technologies and power solutions businesses.

Net sales for the six months ended July 1, 2012, increased versus the comparable period in 2011.  The increase in sales by segment was primarily driven by the following:

•                  Engine segment sales increased by eight percent due to strong growth in the North American on-highway markets led by the heavy-duty business, which was partially offset by weakness in industrial demand, especially in international construction markets, and lower volumes in the international medium-duty truck market, primarily in Brazil.

•                  Components segment sales increased by nine percent due to higher demand in the emission solutions business.

•                  Distribution segment sales increased by 10 percent due to higher demand in most product lines and geographic regions led by Asia Pacific, North and Central America and Africa.

These increases were partially offset by the following:

•                  Foreign currency fluctuations unfavorably impacted sales approximately two percent.

•                  Power Generation segment sales decreased by one percent due to lower demand in the generator technologies and power solutions businesses, which were partially offset by growing demand in the power product business, especially in North America.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets based on location of customers for the three and six month periods ended July 1, 2012, were 50 percent of total net sales for both periods, compared with 57 percent of total net sales for both of the comparable periods in 2011.

Gross Margin

Gross margin was relatively flat for the three months ended July 1, 2012, versus the comparable period in 2011, as lower volumes were offset by favorable product mix, lower costs and improved price realization.  Gross margin increased for the six months ended July 1, 2012, versus the comparable period in 2011, as favorable product mix, higher volumes, improved price realization, lower material costs and lower warranty costs were partially offset by unfavorable foreign currency fluctuations.  The decrease in manufacturing costs was partially due to productivity improvements and cost reduction actions in our manufacturing plants.

Gross margin as a percentage of sales increased by 1.3 percentage points for the three months ended July 1, 2012, versus the comparable period in 2011, as lower volumes were more than offset by favorable product mix, improved price realization, lower warranty costs and lower material costs.  The decrease in manufacturing costs was partially due to productivity improvements and cost reduction actions in our manufacturing plants.  Gross margin as a percentage of sales increased by 1.6 percentage points for the six months ended July 1, 2012, versus the comparable period in 2011, as favorable product mix, higher volumes, improved price realization, lower material costs and lower warranty costs were partially offset by unfavorable foreign currency fluctuations.

The provision for warranties issued as a percent of sales for the three and six month periods ended July 1, 2012, were 2.3 percent for both periods in 2012 compared to 2.2 percent and 2.4 percent for the comparable periods in 2011.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three and six month periods ended July 1, 2012, increased versus the comparable periods in 2011, primarily due to an increase of $4 million and $46 million, respectively, in compensation and related expenses and increased consulting of $17 million and $39 million, respectively.  Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives and merit increases. Compensation and related expenses include salaries, fringe benefits and variable compensation.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and six month periods ended July 1, 2012, increased versus the comparable periods in 2011, primarily due to an increase of $12 million and $37 million, respectively, in compensation and related expenses and increased consulting of $12 million and $25 million, respectively.  Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives and merit increases. Compensation and related expenses include salaries, fringe benefits and variable compensation.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three and six month periods ended July 1, 2012, decreased versus the comparable periods in 2011, primarily due to the following:

	Increase/(Decrease)
	July 1, 2012 vs. June 26, 2011
In millions	Three months ended	Six months ended
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$(9)	$(16)
Chongqing Cummins Engine Company, Ltd. (CCEC)	(2)	4
Beijing Foton Cummins Engine Co., Ltd.	3	3
North American distributors	3	13
Other equity income	(3)	(7)
Cummins share of net income	$(8)	$(3)
Royalty and interest income	(5)	(2)
Equity, royalty and interest income from investees	$(13)	$(5)

These overall decreases were primarily due to lower sales at DCEC due to weaker demand in the on-highway truck market in China, which was partially offset by strong growth in North America.

Gain on Sale of Businesses

In the second quarter of 2011, we sold certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings.  This business was historically included in our Components segment.  The sales price was $123 million.  We recognized a gain of $68 million ($37 million after-tax), which included a goodwill allocation of $19 million.  In the second quarter of 2012, we recorded an additional $6 million gain ($4 million after-tax) related to final purchase price adjustments for our 2011 divestitures.  The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the three and six months ended July 1, 2012 and June 26, 2011.

Sales for this business were $62 million, $171 million and $126 million in 2011 (through closing), 2010 and 2009, respectively.  Operating results for this business were approximately $9 million, $22 million and $11 million in 2011 (through closing), 2010 and 2009, respectively.

Other Operating Income (Expense), net

Other operating income (expense) was as follows:

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
In millions	2012	2011	2012	2011
Royalty income	$5	$4	$8	$6
Legal judgment	—	—	—	(7)
Royalty expense	(1)	(1)	(2)	(1)
Amortization of intangible assets	(2)	(1)	(3)	(3)
Other income (expense), net	—	(2)	1	(1)
Total other operating income (expense), net	$2	$—	$4	$(6)

Interest Income

Interest income for the three and six month periods ended July 1, 2012, decreased versus the comparable periods in 2011, primarily due to lower average investment balances in 2012 compared to 2011.

Interest Expense

Interest expense for the three and six month periods ended July 1, 2012, decreased versus the comparable periods in 2011, primarily due to lower capitalized interest in 2011 and the termination of a capital lease in September of 2011.

Other Income (Expense), net

Other income (expense) was as follows:

	Three months ended		Six months ended
In millions	July 1, 2012	June 26, 2011	July 1, 2012	June 26, 2011
Change in cash surrender value of corporate owned life insurance	$4	$4	$10	$7
Foreign currency gains (losses), net	3	(7)	(1)	(14)
Gain (loss) on marketable securities, net	3	1	3	1
Dividend income	2	2	3	4
Bank charges	(4)	(4)	(8)	(8)
Other, net	6	1	9	4
Total other income (expense), net	$14	$(3)	$16	$(6)

Income Tax Expense

Our effective tax rate for the year is expected to approximate 26 percent, absent any discrete period activity.  Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income.  The tax rates for the three and six month periods ended July 1, 2012, were 25.1 percent and 26.0 percent, respectively.

The tax rates for the three and six month periods ended June 26, 2011, were 29.5 percent and 29.8 percent, respectively, and included a discrete tax charge of $4 million related to the enactment of state law changes in Indiana.  The decrease in the 2012 effective tax rates versus the comparable periods in 2011 is due primarily to our assertion that income earned after 2011 by our China operations is permanently reinvested, as well as certain tax planning strategies implemented in our U.K. subsidiaries.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three month period ended July 1, 2012, decreased versus the comparable period in 2011, primarily due to a decline of $4 million at Cummins India Ltd., a publicly traded company on various exchanges in India.  Noncontrolling interests in income of consolidated subsidiaries for the six month period ended July 1, 2012, decreased versus the comparable period in 2011, primarily due to a decline of $3 million at Wuxi Cummins Turbo Technologies Co., Ltd. and $3 million at Cummins India Ltd.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended July 1, 2012, decreased versus the comparable period in 2011, primarily due to the 2011 gain on the disposition of certain assets and liabilities of our exhaust business, lower volumes, particularly in the international construction and medium-duty truck markets, higher research, development and engineering expenses, higher selling, general and administrative expenses and lower equity, royalty and interest income from investees, which were partially offset by a lower effective tax rate.  Diluted earnings per share benefited $0.02 per share for the three months ended July 1, 2012, from lower shares primarily due to the stock repurchase program.

Net income and diluted earnings per share attributable to Cummins Inc. for the six months ended July 1, 2012, increased versus the comparable period in 2011, primarily due to higher volumes, especially in the North American on-highway markets, improved gross margins and a lower effective tax rate.  These increases were partially offset by higher selling, general and administrative expenses, higher research, development and engineering expenses and the 2011 gain on the disposition of certain assets and liabilities of our exhaust business.  Diluted earnings per share benefited $0.01 per share for the six months ended July 1, 2012, from lower shares primarily due to the stock repurchase program.

OPERATING SEGMENT RESULTS

Our operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
External sales	$2,381	$2,476	$(95)	(4)%	$4,793	$4,482	$311	7%
Intersegment sales	460	424	36	8%	907	809	98	12%
Total sales	2,841	2,900	(59)	(2)%	5,700	5,291	409	8%
Depreciation and amortization	47	44	(3)	(7)%	94	89	(5)	(6)%
Research, development and engineering expenses	115	102	(13)	(13)%	226	182	(44)	(24)%
Equity, royalty and interest income from investees	37	49	(12)	(24)%	75	91	(16)	(18)%
Interest income	3	6	(3)	(50)%	7	9	(2)	(22)%
Segment EBIT	376	377	(1)	—	757	667	90	13%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	13.2%	13.0%	0.2		13.3%	12.6%	0.7

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Heavy-duty truck	$807	$693	$114	16%	$1,699	$1,178	$521	44%
Medium-duty truck and bus	512	608	(96)	(16)%	1,038	1,082	(44)	(4)%
Light-duty auto and RV	297	310	(13)	(4)%	583	606	(23)	(4)%
Total on-highway	1,616	1,611	5	—	3,320	2,866	454	16%
Industrial	859	988	(129)	(13)%	1,720	1,843	(123)	(7)%
Stationary power	366	301	65	22%	660	582	78	13%
Total sales	$2,841	$2,900	$(59)	(2)%	$5,700	$5,291	$409	8%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Midrange	110,000	131,300	(21,300)	(16)%	219,000	240,700	(21,700)	(9)%
Heavy-duty	33,000	29,900	3,100	10%	69,000	49,900	19,100	38%
High-horsepower	5,800	5,700	100	2%	11,300	10,600	700	7%
Total unit shipments	148,800	166,900	(18,100)	(11)%	299,300	301,200	(1,900)	(1)%

Sales

Engine segment sales for the three month period ended July 1, 2012, decreased versus the comparable period in 2011.  The following were the primary drivers:

•                  Foreign currency fluctuations unfavorably impacted sales.

•                  Industrial market sales decreased primarily due to a 50 percent decline in international construction engine shipments, especially in China, and a 32 percent decline in engine shipments in the North American oil and gas markets due to weakening natural gas prices, which were partially offset by a 23 percent increase in engine shipments in the North American construction market.

•                  Medium-duty truck and bus sales decreased primarily due to lower demand in the Brazilian truck market due to pre-buy activity in the second half of 2011 ahead of the implementation of Euro V emission regulations in the first quarter of 2012 and one of our customers replacing our B6.7 engine with a proprietary engine in 2012.  The B6.7 engine replacement was partially offset by the 2012 launch of our ISF and 9 liter engines in new light-duty on-highway and medium-duty truck applications, respectively, with this same customer.

These decreases were partially offset by the following:

•                  Heavy-duty truck engine sales increased due to strong growth in North American on-highway markets primarily as a result of the replacement of aging fleets.

•                  Stationary power sales increased primarily due to higher demand in Power Generation’s power products markets.

Total on-highway-related sales for the three month period ended July 1, 2012, were 57 percent of total engine segment sales, compared to 56 percent for the comparable period in 2011.

Engine segment sales for the six month period ended July 1, 2012, increased versus the comparable period in 2011.  The following were the primary drivers:

•                  Heavy-duty truck engine sales increased due to strong growth in North American on-highway markets primarily as a result of the replacement of aging fleets.

•                  Stationary power sales increased primarily due to higher demand in Power Generation’s power products markets.

These increases were partially offset by the following:

•                  Industrial market sales decreased primarily due to a 44 percent decline in international construction markets, especially in China, and a 16 percent decline in the North American oil and gas markets due to weakening natural gas prices, which were partially offset by a 35 percent increase in engine shipments in the North American construction market and a 12 percent increase in global mining engine markets due to increased coal and commodity demands.

•                  Medium-duty truck and bus sales decreased primarily due to lower demand in the Brazilian truck market due to pre-buy activity in the second half of 2011 ahead of the implementation of Euro V emission regulations in the first quarter of 2012 and one of our customers replacing our B6.7 engine with a proprietary engine in 2012.  The B6.7 engine replacement was partially offset by the 2012 launch of our ISF and 9 liter engines in new light-duty on-highway and medium-duty truck applications, respectively, with this same customer.

•                  Foreign currency fluctuations unfavorably impacted sales.

Total on-highway-related sales for the six month period ended July 1, 2012, were 58 percent of total engine segment sales, compared to 54 percent for the comparable period in 2011.

Segment EBIT

Engine segment EBIT for the three months ended July 1, 2012, was flat versus the comparable period in 2011.  Higher research, development and engineering expenses, lower equity, royalty and interest income from investees and higher selling, general and administrative expenses were mostly offset by higher gross margins.  Engine segment EBIT for the six months ended July 1, 2012, increased versus the comparable period in 2011, primarily due to higher gross margin, which was partially offset by higher selling, general and administrative expenses and research, development and engineering expenses and lower equity, royalty and interest income from investees.  Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 1, 2012 vs. June 26, 2011			July 1, 2012 vs. June 26, 2011
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$20	3%	1.2	$181	16%	1.6
Selling, general and administrative expenses	(3)	(2)%	(0.2)	(44)	(12)%	(0.3)
Research, development and engineering expenses	(13)	(13)%	(0.5)	(44)	(24)%	(0.6)
Equity, royalty and interest income from investees	(12)	(24)%	(0.4)	(16)	(18)%	(0.4)

The increase in gross margin for the three month period ended July 1, 2012, versus the comparable period in 2011, was primarily due to improved product mix, price realization and product coverage, which were partially offset by lower volumes.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to product development spending.  The decrease in equity, royalty and interest income from investees was primarily due to weaker demand for on-highway products at DCEC.

The increase in gross margin for the six month period ended July 1, 2012, versus the comparable period in 2011, was primarily due to product mix, price realization and improved product coverage, which were partially offset by higher commodity costs.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to product development spending.  The decrease in equity, royalty and interest income from investees was primarily due to weaker demand for on-highway products at DCEC.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
External sales	$710	$741	$(31)	(4)%	$1,484	$1,401	$83	6%
Intersegment sales	326	291	35	12%	651	555	96	17%
Total sales	1,036	1,032	4	—	2,135	1,956	179	9%
Depreciation and amortization	19	18	(1)	(6)%	38	36	(2)	(6)%
Research, development and engineering expenses	51	43	(8)	(19)%	102	80	(22)	(28)%
Equity, royalty and interest income from investees	8	9	(1)	(11)%	16	17	(1)	(6)%
Interest income	1	1	—	—	2	2	—	—
Segment EBIT	116	120	(4)	(3)%	259	225	34	15%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	11.2%	11.6%	(0.4)		12.1%	11.5%	0.6

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Emission solutions	$349	$311	$38	12%	$753	$584	$169	29%
Turbo technologies	297	314	(17)	(5)%	595	611	(16)	(3)%
Filtration	266	287	(21)	(7)%	536	542	(6)	(1)%
Fuel systems	124	120	4	3%	251	219	32	15%
Total sales	$1,036	$1,032	$4	—	$2,135	$1,956	$179	9%

Sales

Components segment sales for the three month period ended July 1, 2012, increased versus the comparable period in 2011.  The following are the primary drivers:

•                  Emission solutions business sales increased primarily as the result of higher demand in the North American on-highway market and new sales in the Brazilian on-highway market driven by the new emission requirements effective January 1, 2012.  These increases were partially offset by lower price realization, lower sales due to the disposition of certain assets and liabilities of our exhaust business in the second quarter of 2011 and unfavorable foreign currency fluctuations.  Disposition related sales were $15 million in the second quarter of 2011.

This increase was partially offset by the following:

•                  Foreign currency fluctuations unfavorably impacted sales.

•                  Filtration business sales decreased primarily as a result of the disposition of certain assets and liabilities of our light-duty filtration business in the fourth quarter of 2011 and unfavorable foreign currency fluctuations.  Disposition related sales were $22 million in the second quarter of 2011.  The decreases were partially offset by increased aftermarket demand.

•                  Turbo technologies business sales decreased primarily due to a decline in OEM sales in China, Europe and India, unfavorable foreign currency fluctuations and reduced aftermarket demand, partially offset by higher OEM demand in North America.

Components segment sales for the six month period ended July 1, 2012, increased versus the comparable period in 2011.  The following are the primary drivers:

•                  Emission solutions business sales increased primarily due to higher demand in the North American on-highway market and new sales in the Brazilian on-highway market as the result of new emission requirements effective January 1, 2012, partially offset by lower sales due to the disposition of certain assets and liabilities of our exhaust business in the second quarter of 2011, lower price realization and unfavorable foreign currency fluctuations.  Disposition related sales were $55 million in the first six months of 2011.

•                  Fuel systems business sales increased primarily due to improved demand in North American on-highway markets.

These increases were partially offset by the following:

•                  Turbo technologies business sales decreased primarily due to a decline in OEM sales in China and Europe and reduced aftermarket demand, partially offset by higher OEM demand in North America.

•                  Filtration business sales decreased primarily as a result of the disposition of certain assets and liabilities of our light-duty filtration business in the fourth quarter of 2011 and unfavorable foreign currency fluctuations.  Disposition related sales were $46 million in the first six months of 2011.  The decreases were mostly offset by increased aftermarket demand.

•                  Foreign currency fluctuations unfavorably impacted sales.

Segment EBIT

Components segment EBIT for the three months ended July 1, 2012, decreased versus the comparable period in 2011, primarily due to higher research, development and engineering expenses and higher selling, general and administrative expenses, partially offset by higher gross margin.  Components segment EBIT for the six months ended July 1, 2012, increased versus the comparable period in 2011, primarily due to higher gross margin, partially offset by higher research, development and engineering expenses and higher selling, general and administrative expenses.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 1, 2012 vs. June 26, 2011			July 1, 2012 vs. June 26, 2011
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$3	1%	0.2	$65	16%	1.2
Selling, general and administrative expenses	(4)	(6)%	(0.3)	(13)	(10)%	(0.1)
Research, development and engineering expenses	(8)	(19)%	(0.7)	(22)	(28)%	(0.7)
Equity, royalty and interest income from investees	(1)	(11)%	(0.1)	(1)	(6)%	(0.2)

The increase in gross margin for the three month period ended July 1, 2012, was primarily due to higher volumes, particularly in the emission solutions business, partially offset by lower price realization, unfavorable foreign currency fluctuations and the disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business in 2011.  The increases in research, development and engineering expenses and selling, general and administrative expenses were primarily due to new product development spending and increased headcount to support our strategic growth initiatives, as well as certain upfront costs related to the pending acquisition of Hilite Germany GmbH in the third quarter of 2012.

The increase in gross margin for the six month period ended July 1, 2012, was primarily due to higher volumes, particularly in the emission solutions business, partially offset by the disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business in 2011, lower price realization and unfavorable foreign currency fluctuations.  The increases in research, development and engineering expenses and selling, general and administrative expenses were primarily due to new product development spending and increased headcount to support our strategic growth initiatives.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
External sales	$572	$649	$(77)	(12)%	$1,088	$1,206	$(118)	(10)%
Intersegment sales	337	260	77	30%	601	498	103	21%
Total sales	909	909	—	—	1,689	1,704	(15)	(1)%
Depreciation and amortization	11	11	—	—	22	21	(1)	(5)%
Research, development and engineering expenses	19	12	(7)	(58)%	37	23	(14)	(61)%
Equity, royalty and interest income from investees	10	13	(3)	(23)%	20	21	(1)	(5)%
Interest income	3	3	—	—	5	4	1	25%
Segment EBIT	94	105	(11)	(10)%	170	194	(24)	(12)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	10.3%	11.6%	(1.3)		10.1%	11.4%	(1.3)

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

Sales for our Power Generation segment by business (including 2011 reorganized balances) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Power products	$459	$415	$44	11%	$834	$792	$42	5%
Power systems	217	210	7	3%	405	399	6	2%
Generator technologies	160	189	(29)	(15)%	301	343	(42)	(12)%
Power solutions	73	95	(22)	(23)%	149	170	(21)	(12)%
Total sales	$909	$909	$—	—	$1,689	$1,704	$(15)	(1)%

Sales

Power Generation segment sales for the three month period ended July 1, 2012, remained flat versus the comparable period in 2011.  The following were the primary drivers:

•                  Power products sales increased in many regions, especially North America and the Middle East, which was partially offset by lower demand in Asia and Eastern Europe and unfavorable foreign currency fluctuations.

The increase was offset by the following:

•                  Foreign currency fluctuations unfavorably impacted sales.

•                  Generator technologies sales decreased primarily due to demand reductions in most regions, particularly Europe and China, and unfavorable foreign currency fluctuations, which was partially offset by higher volumes in the Middle East and India.

•                  Power solutions sales decreased primarily due to lower volumes in the U.K. and Russia, which was partially offset by higher volumes in North America.

Power Generation segment sales for the six month period ended July 1, 2012, decreased versus the comparable period in 2011.  The following were the primary drivers:

•                  Generator technologies sales decreased primarily due to demand reductions in most regions, particularly Europe and Asia, and unfavorable foreign currency fluctuations.

•                  Power solutions sales decreased primarily due to lower volumes in the U.K., Africa and Russia, which was partially offset by higher volumes in North America.

•                  Foreign currency fluctuations unfavorably impacted sales.

These decreases were partially offset by the following:

•                  Power products sales increased in most regions, especially North America, which was partially offset by demand reductions in China, Eastern Europe, Latin America and the U.K. and unfavorable foreign currency fluctuations.

Segment EBIT

Power Generation segment EBIT for the three and six month periods ended July 1, 2012, decreased versus the comparable period in 2011, primarily due to higher selling, general and administrative expenses and higher research, development and engineering expenses. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 1, 2012 vs. June 26, 2011			July 1, 2012 vs. June 26, 2011
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$—	—	—	$(3)	(1)%	—
Selling, general and administrative expenses	(8)	(11)%	(0.8)	(20)	(14)%	(1.3)
Research, development and engineering expenses	(7)	(58)%	(0.8)	(14)	(61)%	(0.9)
Equity, royalty and interest income from investees	(3)	(23)%	(0.3)	(1)	(5)%	—

Gross margin remained at the same levels in the three month periods ended July 1, 2012 and June 26, 2011.  The improved price realization, increased productivity and reduction in managed expenses were offset by increased product coverage and higher material and commodity costs.  The increases in selling, general and administrative expenses and research, development and engineering expenses for the three month period ended July 1, 2012, were primarily due to increased headcount to support our strategic growth initiatives and higher product development spending.  Equity, royalty and interest income from investees decreased primarily due to lower profitability at Cummins Olayan and CCEC.

The decrease in gross margin for the six month period ended July 1, 2012, was due to higher material costs and increased product coverage, partially offset by improved price realization.  The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to increased headcount to support our strategic growth initiatives and higher product development spending.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
External sales	$789	$775	$14	2%	$1,559	$1,412	$147	10%
Intersegment sales	5	10	(5)	(50)%	10	15	(5)	(33)%
Total sales	794	785	9	1%	1,569	1,427	142	10%
Depreciation and amortization	8	5	(3)	(60)%	15	11	(4)	(36)%
Research, development and engineering expenses	2	—	(2)	NM	3	1	(2)	NM
Equity, royalty and interest income from investees	49	46	3	7%	97	84	13	15%
Interest income	—	—	—	—	1	1	—	—
Segment EBIT	92	106	(14)	(13)%	186	195	(9)	(5)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	11.6%	13.5%		(1.9)	11.9%	13.7%		(1.8)

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Asia Pacific	$326	$302	$24	8%	$635	$543	$92	17%
Europe and Middle East	200	222	(22)	(10)%	395	397	(2)	(1)%
North & Central America	188	195	(7)	(4)%	394	368	26	7%
Africa	46	36	10	28%	82	65	17	26%
South America	34	30	4	13%	63	54	9	17%
Total sales	$794	$785	$9	1%	$1,569	$1,427	$142	10%

Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	July 1,	June 26,	(Unfavorable)		July 1,	June 26,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Parts and filtration	$302	$271	$31	11%	$590	$506	$84	17%
Power generation	201	195	6	3%	387	340	47	14%
Engines	147	186	(39)	(21)%	313	326	(13)	(4)%
Service	144	133	11	8%	279	255	24	9%
Total sales	$794	$785	$9	1%	$1,569	$1,427	$142	10%

Sales

Distribution segment sales for the three month period ended July 1, 2012, increased versus the comparable period in 2011.  The following were the primary drivers:

•                  Parts and filtration product sales increased primarily due to higher demand in North and Central America and the Middle East.

•                  Service revenue increased primarily due to higher volumes in Africa due to the increasing engine population.

•                  Power generation product sales increased primarily due to growth in East Asia, Europe and Africa, which was partially offset by a reduction in nonrecurring project-related sales in the Middle East.

These increases were partially offset by the following:

•                  Foreign currency fluctuations unfavorably impacted sales.

•                  Engine product sales decreased primarily due to a significant slowdown in the North American oil and gas markets.

Distribution segment sales for the six month period ended July 1, 2012, increased versus the comparable period in 2011.  The following were the primary drivers:

•                  Parts and filtration product sales increased primarily due to higher demand in North and Central America and the Middle East and higher demand from mining customers in the South Pacific.

•                  Power generation product sales increased primarily due to growth in East Asia, improved demand across North and Central America and the South Pacific, which were partially offset by a reduction in nonrecurring project-related sales in the Middle East.

•                  Service revenue increased primarily due to higher volumes in Africa due to the increasing engine population and higher demand from mining customers in the South Pacific.

These increases were partially offset by the following:

•                  Engine product sales decreased primarily due to a significant slowdown in the North American oil and gas markets.

•                  Foreign currency fluctuations unfavorably impacted sales.

Segment EBIT

Distribution segment EBIT for the three months ended July 1, 2012, decreased versus the comparable period in 2011, primarily due to higher selling, general and administrative expenses, lower gross margin and unfavorable foreign currency impacts, partially offset by higher equity, royalty and interest income from investees.  Distribution segment EBIT for the six months ended July 1, 2012, decreased versus the comparable period in 2011, primarily due higher selling, general and administrative expenses, partially offset by higher gross margin and higher equity, royalty and interest income from investees.  Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	July 1, 2012 vs. June 26, 2011			July 1, 2012 vs. June 26, 2011
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(2)	(1)%	(0.5)	$17	5%	(0.9)
Selling, general and administrative expenses	(10)	(9)%	(1.1)	(34)	(16)%	(0.8)
Research, development and engineering expenses	(2)	NM	(0.3)	(2)	NM	(0.1)
Equity, royalty and interest income from investees	3	7%	0.3	13	15%	0.3

The decrease in gross margin for the three month period ended July 1, 2012, was primarily due to unfavorable foreign currency impacts and unfavorable product mix, partially offset by higher volumes in most products.  The increase in selling, general and administrative expenses was mainly due to increased headcount to support our strategic growth initiatives.  The increase in equity, royalty and interest income from investees was primarily due to increased income from North American distributors.

The increase in gross margin for the six month period ended July 1, 2012, was primarily due to higher volumes in most products, partially offset by unfavorable foreign currency impacts and unfavorable product mix.  The increase in selling, general and administrative expenses was mainly due to increased headcount to support our strategic growth initiatives.  The increase in equity, royalty and interest income from investees was primarily due to increased income from North American distributors.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
	July 1,	June 26,	July 1,	June 26,
In millions	2012	2011	2012	2011
Total segment EBIT	$678	$708	$1,372	$1,281
Non-segment EBIT (1)	(9)	67	(45)	26
Total EBIT	$669	$775	$1,327	$1,307
Less
Interest expense	8	13	16	23
Income before income taxes	$661	$762	$1,311	$1,284

(1)         Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The three and six months ended July 1, 2012, include a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures. The three and six months ended June 26, 2011, include a $68 million gain ($37 million after-tax) related to the sale of certain assets and liabilities of our exhaust business from the Components segment. The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the three and six months ended July 1, 2012 and June 26, 2011. There were no other significant unallocated corporate expenses for the three and six months ended July 1, 2012 and June 26, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  We generate significant ongoing cash flow, which has been used, in part, to fund capital expenditures, pay dividends on our common stock, fund repurchases of common stock and acquisitions.  Cash provided by operations is our principal source of liquidity.  As of July 1, 2012, other sources of liquidity include:

•                  cash and cash equivalents of $1.1 billion, of which approximately 15 percent is located in the U.S. and 85 percent is located primarily in the U.K., China, Singapore, India and Brazil,

•                  marketable securities of $261 million, which are located primarily in India and Brazil and the majority of which could be liquidated into cash within a few days,

•                  revolving credit facility with $1.2 billion available, net of outstanding letters of credit,

•                  international and other domestic credit facilities with $282 million available and

•                  our accounts receivable sales program with $228 million available, based on eligible receivables.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases, acquisitions and debt service obligations.

A significant portion of our cash flows is generated outside the U.S.  As of July 1, 2012, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.2 billion, the vast majority of which was located in the U.K., China, India, Brazil and Singapore.  The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.  As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our expansion or operating needs with local resources.  If these foreign cash balances were repatriated to the U.S. we could be required to accrue and pay U.S. taxes for earnings primarily from our U.K. domiciled subsidiaries, as we have asserted that these earnings are permanently reinvested outside of the U.S.  At present we do not foresee a need to repatriate any earnings from these subsidiaries in the near future.  However, we do anticipate repatriating available cash from foreign subsidiaries to help fund U.S. cash needs as they arise, and we have transferred and will continue to transfer cash from these subsidiaries to the U.S. and to other international subsidiaries when it is cost effective to do so.  Our 2012 and subsequent earnings from our China operations are considered permanently reinvested while earnings generated prior to 2012, for which U.S. deferred tax liabilities have been recorded, are expected to be repatriated in future years.

The purchase price for our pending acquisitions in the third quarter of 2012 is approximately $195 million.  We expect to fund these acquisitions primarily with cash from operations.

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

	July 1,	December 31,
In millions	2012	2011	Change
Cash and cash equivalents	$1,145	$1,484	$(339)
Marketable securities	261	277	(16)
Accounts and notes receivable	2,620	2,526	94
Inventories	2,581	2,141	440
Other current assets	639	663	(24)
Current assets	7,246	7,091	155

Accounts and loans payable	1,692	1,574	118
Current portion of accrued product warranty	407	422	(15)
Accrued compensation, benefits and retirement costs	340	511	(171)
Taxes payable (including taxes on income)	258	282	(24)
Other accrued expenses	873	868	5
Current liabilities	3,570	3,657	(87)

Working capital	$3,676	$3,434
Current ratio	2.03	1.94
Days’ sales in receivables	53	48
Inventory turnover	5.4	6.3

Current assets increased two percent compared to December 31, 2011, primarily due to an increase in inventory levels as a result of the decline in demand occurring more quickly than anticipated and an increase in accounts receivable, which were partially offset by a decrease in cash and cash equivalents.

Current liabilities decreased two percent compared to December 31, 2011, primarily due to a decrease in accrued compensation, benefits and retirement costs due to variable compensation payouts, which were partially offset by higher accounts and loans payable.

Cash Flows

Cash and cash equivalents decreased $ 339 million during the six month period ended July 1, 2012, compared to an $88 million increase in cash and cash equivalents during the comparable period in 2011.  The change in cash and cash equivalents was as follows:

Operating Activities

	Six months ended
In millions	July 1, 2012	June 26, 2011	Change
Consolidated net income	$970	$902	$68
Depreciation and amortization	171	159	12
Gain on sale of businesses	(6)	(68)	62
Deferred income taxes	(39)	87	(126)
Equity in income of investees, net of dividends	(25)	2	(27)
Pension contributions in excess of expense	(52)	(47)	(5)
Other post-retirement benefits payments in excess of expense	(7)	(10)	3
Stock-based compensation expense	21	18	3
Excess tax benefits on stock-based awards	(11)	(4)	(7)
Translation and hedging activities	7	(6)	13
Changes in current assets and liabilities, net of acquisitions and divestitures:
Accounts and notes receivable	(116)	(513)	397
Inventories	(439)	(290)	(149)
Other current assets	(47)	11	(58)
Accounts payable	61	307	(246)
Accrued expenses	(173)	169	(342)
Changes in other liabilities and deferred revenue	103	58	45
Other, net	(21)	(31)	10
Net cash provided by operating activities	$397	$744	$(347)

Net cash provided by operating activities decreased for the six months ended July 1, 2012, versus the comparable period in 2011, primarily due to unfavorable working capital fluctuations and lower deferred income taxes, which were partially offset by higher consolidated net income including the 2011 non-cash gain on disposition of certain assets and liabilities of our exhaust business.  During the first six months of 2012, the net increase in working capital assets resulted in a cash outflow of $714 million compared to a cash outflow of $316 million during the first six months of 2011.  This change of $398 million was primarily driven by lower accrued expenses and a smaller increase in accounts payable than the comparable period, which were partially offset by a smaller increase in accounts and notes receivable.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  The return for our U.S. plan was above seven percent for the six months ended July 1, 2012, while our U.K. plan return declined from the rate achieved in the first quarter to approximately two percent for the six month period, which was the result of a deterioration in the financial markets in Europe.  Approximately 89 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining 11 percent of our plan assets are invested in less liquid, but market valued investments, including real estate and private equity.  We made $84 million of pension contributions in the six months ended July 1, 2012, and we anticipate making total contributions of approximately $130 million to our pension plans in 2012.  Expected contributions to our defined benefit pension plans in 2012 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $51 million, net of reimbursements, in 2012.  The $84 million of pension contributions in the six months ended July 1, 2012, included voluntary contributions of $73 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants.

Investing Activities

	Six months ended
In millions	July 1, 2012	June 26, 2011	Change
Capital expenditures	$(266)	$(215)	$(51)
Investments in internal use software	(40)	(22)	(18)
Investments in and advances to equity investees	(40)	(20)	(20)
Proceeds from sale of business, net of cash sold	—	111	(111)
Acquisition of businesses, net of cash acquired	(12)	—	(12)
Investments in marketable securities—acquisitions	(276)	(361)	85
Investments in marketable securities—liquidations	280	343	(63)
Cash flows from derivatives not designated as hedges	1	6	(5)
Other, net	3	7	(4)
Net cash used in investing activities	$(350)	$(151)	$(199)

Net cash used in investing activities increased for the six months ended July 1, 2012, versus the comparable period in 2011, primarily due to proceeds from the 2011 disposition of certain assets and liabilities of our exhaust business, which did not repeat in 2012, and increased capital expenditures.

Capital expenditures for the six month period ended July 1, 2012, were $266 million compared to $215 million in the comparable period in 2011.  We continue to invest in new product lines and targeted capacity expansions, and we plan to spend approximately $750 million to $800 million in 2012.  Approximately one-half of our capital expenditures will be invested outside of the U.S.

We expect total cash investments for acquisitions, including acquisition activity completed during the first six months, to be approximately $205 million by the end of the third quarter of 2012.

Financing Activities

	Six months ended
In millions	July 1, 2012	June 26, 2011	Change
Proceeds from borrowings	$46	$60	$(14)
Payments on borrowings and capital lease obligations	(75)	(94)	19
Net borrowings under short-term credit agreements	3	11	(8)
Distributions to noncontrolling interests	(32)	(26)	(6)
Dividend payments on common stock	(152)	(102)	(50)
Repurchases of common stock	(196)	(373)	177
Excess tax benefits on stock-based awards	11	4	7
Other, net	9	7	2
Net cash used in financing activities	$(386)	$(513)	$127

Net cash used in financing activities decreased for the six months ended July 1, 2012, versus the comparable period in 2011, primarily due to significantly lower repurchases of common stock, which was partially offset by higher dividend payments.

In July 2012, the Board of Directors authorized a dividend increase of 25 percent from $0.40 per share to $0.50 per share on a quarterly basis effective in the third quarter.

Our total debt was $794 million as of July 1, 2012, compared with $783 million as of December 31, 2011.  Total debt as a percent of our total capital, including total long-term debt, was 11.0 percent at July 1, 2012, compared with 11.8 percent at December 31, 2011.

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock.  In 2012, we made the following quarterly purchases under this plan:

				Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For each quarter ended	Purchased	Per Share	Repurchases	Capacity
April 1	0.1	$114.97	$8	$474
July 1	1.8	104.00	188	286
Total	1.9	104.43	$196	286

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the second quarter of 2012 that have impacted these covenants or pricing modifications.

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

Senior L-T
Credit Rating Agency	Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa1	Positive
Standard & Poor’s Rating Services	A	Stable
Fitch Ratings	A-	Positive

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

A discussion of all other critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2011 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2012.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 14, “RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS,” in the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended July 1, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum
	(a) Total		Shares Purchased	Number of Shares
	Number of	(b) Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)
April 2 - May 6, 2012	145,418	$114.37	145,418	125,231
May 7 - June 3, 2012	1,378,957	105.78	1,378,357	132,763
June 4 - July 1, 2012	281,715	89.87	278,319	134,540
Total	1,806,090	103.99	1,802,094

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

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock.  As of July 1, 2012, we have $ 286 million available for purchase under this authorization.

During the three month period ended July 1, 2012, we repurchased 3,996 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6. Exhibits

See Exhibit Index at the end of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cummins Inc.
Date: August 1, 2012

By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
	Patrick J. Ward Vice President and Chief Financial Officer (Principal Financial Officer)		Marsha L. Hunt Vice President-Corporate Controller (Principal Accounting Officer)

CUMMINS INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3(b)	By-laws, as amended and restated effective as of May 8, 2012 (filed herewith).
10(a)#

Cummins Inc. 2012 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2012 (File No. 001-04949).

10(b)#

Cummins Inc. Employee Stock Purchase Plan, as amended (incorporated by reference to Annex B to the Company’s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2012 (File No. 001-04949).

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