Form 10-Q
period 2012-09-30
CUMMINS INC
filed 2012-10-31
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of September 30, 2012, there were 190,065,999 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
NET SALES (a)	$4,118	$4,626	$13,042	$13,127
Cost of sales	3,076	3,438	9,592	9,779
GROSS MARGIN	1,042	1,188	3,450	3,348

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	456	489	1,418	1,341
Research, development and engineering expenses	186	164	554	450
Equity, royalty and interest income from investees (Note 5)	94	102	302	315
Gain on sale of businesses (Note 3)	—	—	6	68
Other operating income (expense), net	(1)	2	3	(4)
OPERATING INCOME	493	639	1,789	1,936

Interest income	5	9	20	25
Interest expense	9	11	25	34
Other income (expense), net	(2)	(8)	14	(14)
INCOME BEFORE INCOME TAXES	487	629	1,798	1,913

Income tax expense (Note 7)	117	157	458	539
CONSOLIDATED NET INCOME	370	472	1,340	1,374

Less: Net income attributable to noncontrolling interests	18	20	64	74
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$352	$452	$1,276	$1,300

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.87	$2.35	$6.73	$6.71
Diluted	$1.86	$2.35	$6.72	$6.69

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	188.6	192.1	189.6	193.8
Dilutive effect of stock compensation awards	0.4	0.6	0.4	0.6
Diluted	189.0	192.7	190.0	194.4

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.40	$1.30	$0.925

(a)          Includes sales to nonconsolidated equity investees of $579 million and $1,870 million and $640 million and $1,874 million for the three and nine months ended September 30, 2012 and September 25, 2011, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 25,	September 30,	September 25,
In millions	2012	2011	2012	2011
CONSOLIDATED NET INCOME	$370	$472	$1,340	$1,374
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	131	(177)	78	(123)
Unrealized gain (loss) on derivatives (Note 13)	13	(19)	24	(31)
Change in pension and other postretirement defined benefit plans	9	7	30	40
Unrealized gain (loss) on marketable securities (Note 6)	2	1	1	1
Total other comprehensive income (loss), net of tax	155	(188)	133	(113)
COMPREHENSIVE INCOME	525	284	1,473	1,261
Less: Comprehensive income (loss) attributable to noncontrolling interest	35	(2)	67	52
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$490	$286	$1,406	$1,209

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
In millions, except par value	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,033	$1,484
Marketable securities (Note 6)	239	277
Total cash, cash equivalents and marketable securities	1,272	1,761
Accounts and notes receivable, net
Trade and other	2,266	2,252
Nonconsolidated equity investees	237	274
Inventories (Note 9)	2,570	2,141
Prepaid expenses and other current assets	770	663
Total current assets	7,115	7,091
Long-term assets
Property, plant and equipment	5,691	5,245
Accumulated depreciation	(3,134)	(2,957)
Property, plant and equipment, net	2,557	2,288
Investments and advances related to equity method investees	962	838
Goodwill (Note 10)	443	339
Other intangible assets, net (Note 10)	365	227
Other assets	972	885
Total assets	$12,414	$11,668

LIABILITIES
Current liabilities
Loans payable	$54	$28
Accounts payable (principally trade)	1,460	1,546
Current maturities of long-term debt (Note 12)	77	97
Current portion of accrued product warranty (Note 11)	406	422
Accrued compensation, benefits and retirement costs	388	511
Deferred revenue	208	208
Taxes payable (including taxes on income)	172	282
Other accrued expenses	544	563
Total current liabilities	3,309	3,657
Long-term liabilities
Long-term debt (Note 12)	670	658
Postretirement benefits other than pensions	417	432
Other liabilities and deferred revenue	1,184	1,090
Total liabilities	5,580	5,837

Commitments and contingencies (Note 14)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.2 shares issued	2,046	2,001
Retained earnings	7,068	6,038
Treasury stock, at cost, 32.3 and 30.2 shares	(1,809)	(1,587)
Common stock held by employee benefits trust, at cost, 1.6 and 1.8 shares	(19)	(22)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(694)	(724)
Other	(114)	(214)
Total accumulated other comprehensive loss	(808)	(938)
Total Cummins Inc. shareholders’ equity	6,478	5,492
Noncontrolling interests	356	339
Total equity	6,834	5,831
Total liabilities and equity	$12,414	$11,668

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	September 30,	September 25,
In millions	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,340	$1,374
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	262	243
Gain on sale of businesses (Note 3)	(6)	(68)
Gain on fair value adjustment for consolidated investee (Note 3)	(7)	—
Deferred income taxes	91	148
Equity in income of investees, net of dividends	(51)	7
Pension contributions in excess of expense (Note 4)	(74)	(71)
Other post-retirement benefits payments in excess of expense (Note 4)	(16)	(10)
Stock-based compensation expense	29	28
Excess tax benefits on stock-based awards	(12)	(4)
Translation and hedging activities	16	(14)
Changes in current assets and liabilities, net of acquisitions and divestitures:
Accounts and notes receivable	66	(469)
Inventories	(367)	(367)
Other current assets	(54)	(5)
Accounts payable	(145)	317
Accrued expenses	(398)	173
Changes in other liabilities and deferred revenue	154	93
Other, net	(41)	(7)
Net cash provided by operating activities	787	1,368

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(424)	(377)
Investments in internal use software	(62)	(31)
Investments in and advances to equity investees	(92)	(104)
Proceeds from sale of business, net of cash sold (Note 3)	10	111
Acquisition of businesses, net of cash acquired (Note 3)	(215)	—
Investments in marketable securities—acquisitions (Note 6)	(433)	(538)
Investments in marketable securities—liquidations (Note 6)	475	572
Cash flows from derivatives not designated as hedges	13	4
Other, net	9	7
Net cash used in investing activities	(719)	(356)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	64	96
Payments on borrowings and capital lease obligations	(120)	(174)
Net borrowings under short-term credit agreements	5	(5)
Distributions to noncontrolling interests	(50)	(50)
Dividend payments on common stock	(246)	(178)
Repurchases of common stock	(231)	(546)
Excess tax benefits on stock-based awards	12	4
Other, net	16	13
Net cash used in financing activities	(550)	(840)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	(30)
Net increase (decrease) in cash and cash equivalents	(451)	142
Cash and cash equivalents at beginning of year	1,484	1,023
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,033	$1,165

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated			Common	Total
		Additional		Other			Stock	Cummins Inc.
	Common	paid-in	Retained	Comprehensive		Treasury	Held in	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss		Stock	Trust	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720)		$(964)	$(25)	$4,670	$326	$4,996
Net income			1,300					1,300	74	1,374
Other comprehensive income (loss)				(91)				(91)	(22)	(113)
Issuance of shares	1	12						13	—	13
Employee benefits trust activity		21					3	24	—	24
Acquisition of shares						(546)		(546)	—	(546)
Cash dividends on common stock			(178)					(178)	—	(178)
Distribution to noncontrolling interests								—	(52)	(52)
Stock option exercises						5		5	—	5
Other shareholder transactions		14						14	7	21
BALANCE AT SEPTEMBER 25, 2011	$555	$1,427	$5,567	$(811)		$(1,505)	$(22)	$5,211	$333	$5,544

BALANCE AT DECEMBER 31, 2011	$555	$1,446	$6,038	$(938)		$(1,587)	$(22)	$5,492	$339	$5,831
Net income			1,276					1,276	64	1,340
Other comprehensive income (loss)				130				130	3	133
Issuance of shares	1	5						6	—	6
Employee benefits trust activity		22					3	25	—	25
Acquisition of shares						(231)		(231)	—	(231)
Cash dividends on common stock			(246)					(246)	—	(246)
Distribution to noncontrolling interests								—	(71)	(71)
Stock option exercises						9		9	—	9
Other shareholder transactions		17						17	21	38
BALANCE AT SEPTEMBER 30, 2012	$556	$1,490	$7,068	$(808	)(1)	$(1,809)	$(19)	$6,478	$356	$6,834

(1)Comprised of defined benefit postretirement plans of $(694) million, foreign currency translation adjustments of $(122) million, unrealized gain on derivatives of $4 million and an unrealized gain on marketable securities of $4 million.

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The third quarters of 2012 and 2011 ended on September 30, and September 25, respectively.  The interim periods for both 2012 and 2011 contain 13 weeks, while the nine month periods contained 39 weeks and 38 weeks, respectively.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and nine month periods ended September 30, 2012, and September 25, 2011, were as follows:

	Three months ended		Nine months ended
	September 30, 2012	September 25, 2011	September 30, 2012	September 25, 2011
Options excluded	599,637	285,937	412,318	142,750

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

NOTE 3.  ACQUISITIONS AND DIVESTITURES

Acquisitions

In April 2012, we reached an agreement to acquire the doser technology and business assets from Hilite Germany GmbH (Hilite) in a cash transaction.  Dosers are products that enable compliance with emission standards in certain aftertreatment systems and complement our current product offerings.  The transaction was approved by German regulators in June and closed on July 18, 2012.  The purchase price was $176 million and is summarized below.  There was no contingent consideration associated with this transaction.  During the first nine months of 2012 we expensed approximately $4 million of acquisition related costs.

The acquisition of Hilite was accounted for as a business combination, with the results of the acquired entity and the goodwill included in the Components operating segment in the third quarter of 2012.  The majority of the purchase price was allocated to technology and customer related intangible assets and goodwill, most of which is expected to be fully deductible for tax purposes.  We expect the Hilite acquisition to strengthen our aftertreatment product offerings.  This acquisition enhances our technical capabilities and keeps us in a strong position to meet the needs of current customers and grow into new markets, especially as an increasing number of regions around the world adopt tougher emission standards.

Intangible assets by asset class, including weighted average amortization life, are as follows:

Dollars in millions	Purchase price allocation	Weighted average amortization life in years
Technology	$52	10.6
Customer	23	4.5
License arrangements	8	6.0
Total intangible assets	$83	8.5

The purchase price was allocated as follows:

In millions
Inventory	$5
Fixed assets	5
Intangible assets	83
Goodwill	91
Liabilities	(8)
Total purchase price	$176

Net sales for Hilite were $77 million for the 12 months ended December 31, 2011.

In July 2012, we acquired an additional 45 percent interest in Cummins Central Power from the former principal for consideration of approximately $20 million.  The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution operating segment in the third quarter of 2012.  Distribution segment results also included a $7 million gain, as we were required to re-measure our pre-existing 35 percent ownership interest in Cummins Central Power to fair value in accordance with GAAP.  Net sales for Cummins Central Power were $209 million for the 12 months ended December 31, 2011.

Divestitures

In the second quarter of 2011, we sold certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings.  This business was historically included in our Components segment.  The sales price was $123 million.  We recognized a gain of $68 million ($37 million after-tax), which included a goodwill allocation of $19 million.  In the second quarter of 2012, we recorded an additional $6 million gain ($4 million after-tax) related to final purchase price adjustments for our 2011 divestitures.  The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the nine months ended September 30, 2012 and September 25, 2011.

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

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Contributions to these plans were as follows:

	Three months ended		Nine months ended
	September 30,	September 25,	September 30,	September 25,
In millions	2012	2011	2012	2011
Defined benefit pension and other postretirement plans
Voluntary pension	$34	$36	$107	$106
Mandatory pension	4	5	15	16
Defined benefit pension contributions	38	41	122	122
Other postretirement plans	14	4	31	22
Total defined benefit plans	$52	$45	$153	$144

Defined contribution pension plans	$15	$20	$59	$57

We made $122 million of pension contributions in the nine months ended September 30, 2012, and we anticipate making an additional $8 million of contributions during the remainder of 2012. We paid $31 million of claims and premiums for other postretirement benefits in the nine months ended September 30, 2012; payments for the remainder of 2012 are expected to be $20 million. The $130 million of contributions for the full year include voluntary contributions of approximately $109 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Three months ended
	September 30,	September 25,	September 30,	September 25,	September 30,	September 25,
In millions	2012	2011	2012	2011	2012	2011
Service cost	$15	$13	$5	$5	$—	$—
Interest cost	25	27	15	15	6	6
Expected return on plan assets	(40)	(38)	(20)	(19)	—	—
Amortization of prior service (credit) cost	—	—	—	1	(1)	(2)
Recognized net actuarial loss	12	10	4	3	—	—
Net periodic benefit cost	$12	$12	$4	$5	$5	$4

	Pension
	U.S. Plans		Non-U.S. Plans		Other Postretirement Benefits
	Nine months ended
	September 30,	September 25,	September 30,	September 25,	September 30,	September 25,
In millions	2012	2011	2012	2011	2012	2011
Service cost	$44	$39	$16	$15	$—	$—
Interest cost	77	81	44	45	16	18
Expected return on plan assets	(118)	(114)	(61)	(56)	—	—
Amortization of prior service (credit) cost	—	—	—	2	(3)	(6)
Recognized net actuarial loss	35	30	11	9	2	—
Net periodic benefit cost	$38	$36	$10	$15	$15	$12

NOTE 5.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Nine months ended
	September 30,	September 25,	September 30,	September 25,
In millions	2012	2011	2012	2011
Distribution Entities
North American distributors	$37	$35	$115	$100
Komatsu Cummins Chile, Ltda.	9	6	20	16
All other distributors	—	1	3	3
Manufacturing Entities
Chongqing Cummins Engine Company, Ltd.	14	20	49	51
Dongfeng Cummins Engine Company, Ltd.	9	15	42	64
Shanghai Fleetguard Filter Co., Ltd.	3	4	10	12
Beijing Foton Cummins Engine Co., Ltd.	3	(2)	3	(5)
Cummins Westport, Inc.	2	4	11	8
Valvoline Cummins, Ltd.	2	2	6	6
Tata Cummins, Ltd.	—	2	7	9
Komatsu manufacturing alliances	(1)	—	(1)	1
All other manufacturers	7	7	7	19
Cummins share of net income	85	94	272	284
Royalty and interest income	9	8	30	31
Equity, royalty and interest income from investees	$94	$102	$302	$315

NOTE 6.  MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	September 30, 2012			December 31, 2011
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Debt mutual funds	$140	$3	$143	$115	$2	$117
Bank debentures	50	—	50	82	—	82
Certificates of deposit	32	—	32	66	—	66
Government debt securities-non-U.S.	3	—	3	3	—	3
Corporate debt securities	2	—	2	2	—	2
Equity securities and other	—	9	9	—	7	7
Total marketable securities	$227	$12	$239	$268	$9	$277

At September 30, 2012, the fair value of available-for-sale investments in debt securities by contractual maturity was as follows:

Maturity date	Fair value
In millions
1 year or less	$29
1-5 years	25
5-10 years	1
Total	$55

NOTE 7.  INCOME TAXES

Our effective tax rate for the year is expected to approximate 26.5 percent, absent any discrete period activity.  Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income.  The tax rates for the three and nine month periods ended September 30, 2012, were 24.1 percent and 25.5 percent, respectively.  These tax rates include a $16 million tax benefit for third quarter discrete tax adjustments, $6 million of which related to a dividend distribution of accumulated foreign income earned in prior years.  These discrete tax adjustments also included a discrete tax benefit of $13 million for prior year tax return true-up adjustments and a discrete tax charge of $3 million related to the third quarter enactment of U.K. tax law changes.

The tax rates for the three and nine month periods ended September 25, 2011, were 25.0 percent and 28.2 percent, respectively, and included a net discrete income tax benefit of $29 million (net of additional reserves for uncertain tax positions of $39 million) related to prior year refund claims filed for additional research tax credits, additional foreign income and foreign tax credits, as well as other adjustments.  This benefit also included discrete income tax charges of $2 million for prior year tax return true-up adjustments and $3 million related to the third quarter enactment of U.K. tax law changes in the three and nine month periods ended September 25, 2011.   Additionally, the tax rate for the nine month period included a second quarter discrete income tax charge of $4 million related to the enactment of state tax law changes in Indiana.  The decrease in the 2012 effective tax rates versus the comparable periods in 2011 is due primarily to our assertion that income earned after 2011 by our China operations is permanently reinvested, as well as certain tax planning strategies implemented in our U.K. subsidiaries.

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from level 1 or level 2 inputs.  Derivative assets and liabilities are derived from level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of levels 2 or 3 in the first nine months of 2012.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at September 30, 2012:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$78	$65	$—	$143
Bank debentures	—	50	—	50
Certificates of deposit	—	32	—	32
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2

Available-for-sale equity securities
Financial services industry	9	—	—	9

Derivative assets
Interest rate contracts	—	88	—	88
Commodity swap contracts	—	6	—	6
Foreign currency forward contracts	—	5	—	5
Commodity call option contracts	—	1	—	1
Total assets	$87	$252	$—	$339

Derivative liabilities
Foreign currency forward contracts	—	1	—	1
Total liabilities	$—	$1	$—	$1

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at December 31, 2011:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$53	$64	$—	$117
Bank debentures	—	82	—	82
Certificates of deposit	—	66	—	66
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	2	—	2

Available-for-sale equity securities
Financial services industry	7	—	—	7

Derivative assets
Interest rate contracts	—	82	—	82
Total assets	$60	$299	$—	$359

Derivative liabilities
Commodity swap contracts	—	22	—	22
Foreign currency forward contracts	—	8	—	8
Total liabilities	$—	$30	$—	$30

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

Commodity call and put option contracts — We utilize the month-end statement from the issuing financial institution as our fair value measure for this investment.  We corroborate this valuation through the use of a third-party pricing service for similar assets and liabilities.

Interest rate contracts — We currently have only one interest rate contract.  We utilize the month-end statement from the issuing financial institution as our fair value measure for this investment.  We corroborate this valuation through the use of a third-party pricing service for similar assets and liabilities.

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at September 30, 2012 and December 31, 2011, are set forth in the table below.  The carrying values of all other receivables and liabilities approximated fair values (derived from level 2 inputs).

	September 30,	December 31,
In millions	2012	2011
Fair value of total debt	$957	$901
Carrying value of total debt	801	783

NOTE 9.  INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

	September 30,	December 31,
In millions	2012	2011
Finished products	$1,390	$1,220
Work-in-process and raw materials	1,292	1,019
Inventories at FIFO cost	2,682	2,239
Excess of FIFO over LIFO	(112)	(98)
Total inventories	$2,570	$2,141

NOTE 10.  GOODWILL AND OTHER INTANGIBLE ASSETS

A summary of the carrying amount of goodwill was as follows:

			Power
In millions	Components	Distribution	Generation	Engine	Total
Goodwill at December 31, 2010	$338	$11	$12	$6	$367
Divestitures	(25)	—	—	—	(25)
Translation and other	(2)	(1)	—	—	(3)
Goodwill at December 31, 2011	311	10	12	6	339
Acquisitions	91	9	—	—	100
Translation and other	4	—	—	—	4
Goodwill at September 30, 2012	$406	$19	$12	$6	$443

Intangible assets that have finite useful lives are amortized over their estimated useful lives.  The following table summarizes our other intangible assets with finite lives that are subject to amortization:

	September 30,	December 31,
In millions	2012	2011
Software	$500	$409
Less: Accumulated amortization	(231)	(191)
Net software	269	218
Trademarks, patents and other	138	44
Less: Accumulated amortization	(42)	(35)
Net trademarks, patents and other	96	9
Total	$365	$227

Amortization expense for software and other intangibles totaled $16 million and $44 million and $14 million and $43 million for the three and nine months ended September 30, 2012 and September 25, 2011, respectively.  Internal and external software costs (excluding those related to research, re-engineering and training), trademarks and patents are amortized generally over a 3 to 12-year period. The following table represents the projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions.

	For the years ended
In millions	2013	2014	2015	2016	2017
Projected amortization expense	$80	$69	$66	$60	$33

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

	Nine months ended
	September 30,	September 25,
In millions	2012	2011
Balance, beginning of year	$1,014	$980
Provision for warranties issued	320	329
Deferred revenue on extended warranty contracts sold	154	82
Payments	(294)	(292)
Amortization of deferred revenue on extended warranty contracts	(77)	(71)
Changes in estimates for pre-existing warranties	(36)	(4)
Foreign currency translation	2	(6)
Balance, end of period	$1,083	$1,018

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our September 30, 2012, balance sheet were as follows:

	September 30,
In millions	2012	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$106	Deferred revenue
Long-term portion	284	Other liabilities and deferred revenue
Total	$390

Receivables related to estimated supplier recoveries
Current portion	$6	Trade and other receivables
Long-term portion	6	Other assets
Total	$12

Long-term portion of warranty liability	$287	Other liabilities and deferred revenue

NOTE 12.  DEBT

A summary of long-term debt was as follows:

	September 30,	December 31,
In millions	2012	2011
Long-term debt
Export financing loan, 4.5%, due 2012	$—	$31
Export financing loan, 4.5%, due 2013	34	44
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other	119	90
	626	638
Unamortized discount	(35)	(36)
Fair value adjustments due to hedge on indebtedness	88	82
Capital leases	68	71
Total long-term debt	747	755
Less: Current maturities of long-term debt	(77)	(97)
Long-term debt	$670	$658

Principal payments required on long-term debt during the next five years are the following:

	Required Principal Payments
In millions	2012	2013	2014	2015	2016
Payment	$33	$71	$31	$43	$14

NOTE 13.  DERIVATIVES

We are exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates.  This risk is closely monitored and managed through the use of financial derivative instruments including foreign currency forward contracts, commodity swap contracts, commodity zero-cost collars and interest rate swaps.  As stated in our policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes.  When material, we adjust the value of our derivative contracts for counter-party or our credit risk.

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change.  As of September 30, 2012, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net gain of $2 million.  For the nine month periods ended September 30, 2012 and September 25, 2011, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts.  Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below.  The currencies in this table represent 95 percent and 98 percent of the notional amounts of contracts outstanding as of September 30, 2012 and December 31, 2011, respectively.

	Notional amount in millions
	September 30,	December 31,
Currency denomination	2012	2011
United States Dollar (USD)	147	181
British Pound Sterling (GBP)	240	347
Euro (EUR)	33	47
Singapore Dollar (SGD)	8	20
Indian Rupee (INR)	1,565	1,701
Japanese Yen (JPY)	1,788	3,348
Canadian Dollar (CAD)	52	39
South Korea Won (KRW)	51,107	36,833
Chinese Renmimbi (CNY)	78	61

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  We also have commodity swap contracts that represent an economic hedge, but are not designated for hedge accounting and are marked to market through earnings.  For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of September 30, 2012, we expect to reclassify an unrealized net gain of $1 million from AOCL to income over the next year.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	September 30, 2012			December 31, 2011
Commodity	Notional Amount	Quantity		Notional Amount	Quantity
Copper	$44	5,420	metric tons (1)	$78	9,220	metric tons (1)
Platinum	79	50,631	troy ounces (2)	84	50,750	troy ounces (2)
Palladium	8	12,687	troy ounces (2)	5	7,141	troy ounces (2)

(1)A metric ton is a measurement of mass equal to 1,000 kilograms.

(2)A troy ounce is a measurement of mass equal to approximately 31 grams.

In the third quarter of 2012 we began to use a combination of call and put option contracts for copper in net-zero-cost collar arrangements (zero-cost collars) that establish ceiling and floor prices for copper. These contracts are used strictly for hedging and not for speculative purposes. For these zero-cost collars, if the average price of the copper during the calculation period is within the call and put price, the call and put contracts expire at no cost to us. If the price falls below the floor, the counter-party to the collar receives the difference from us, and if the price rises above the ceiling, the counter-party pays the difference to us. We believe that these zero-cost collars will act as economic hedges; however we have chosen not to designate them as hedges for accounting purposes, therefore we present the calls and puts on a gross basis on our Condensed Consolidated Balance Sheets.

The following table summarizes our outstanding commodity zero-cost collar contracts that were entered into to hedge the cost of copper purchases:

	September 30, 2012
Commodity	Average Floor or Cap	Quantity in metric tons (1)
Copper call options	$8,192	2,000
Copper put options	6,702	2,000

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

	Three months ended				Nine months ended
In millions	September 30, 2012		September 25, 2011		September 30, 2012		September 25, 2011
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$1	$(1)	$30	$(30)	$6	$(6)	$40	$(40)

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and nine month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

	Location of Gain/(Loss)	Three months ended				Nine months ended
In millions Derivatives in Cash	Reclassified into Income (Effective Portion)	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)		Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
Flow Hedging		September 30,	September 25,	September 30,	September 25,	September 30,	September 25,	September 30,	September 25,
Relationships		2012	2011	2012	2011	2012	2011	2012	2011
Foreign currency forward contracts	Net sales	$5	$(8)	$(1)	$1	$8	$(3)	$(3)	$5
Commodity swap contracts	Cost of sales	10	(13)	(3)	4	13	(18)	(8)	18
Total		$15	$(21)	$(4)	$5	$21	$(21)	$(11)	$23

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three and nine month interim reporting periods presented below.

		Three months ended		Nine months ended
In millions	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in Income	September 30,	September 25,	September 30,	September 25,
Hedging Instruments	on Derivatives	2012	2011	2012	2011
Foreign currency forward contracts	Cost of sales	$(1)	$2	$(4)	$(1)
Foreign currency forward contracts	Other income (expense), net	13	(15)	18	(20)
Commodity swap contracts	Cost of sales	2	—	1	—
Commodity zero-cost collars	Cost of sales	1	—	1	—

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative Assets
	Fair Value
	September 30,	December 31,
In millions	2012	2011	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contract	$88	$82	Other assets
Commodity swap contracts	5	—	Prepaid expenses and other current assets
Foreign currency forward contracts	4	—	Prepaid expenses and other current assets
Commodity swap contracts	1	—	Other assets
Total derivatives designated as hedging instruments	98	82

Derivatives not designated as hedging instruments
Foreign currency forward contracts	1	—	Prepaid expenses and other current assets
Commodity call option contracts	1	—	Other assets
Total derivatives not designated as hedging instruments	2	—
Total derivative assets	$100	$82

	Derivative Liabilities
	Fair Value
	September 30,	December 31,
In millions	2012	2011	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity swap contracts	$—	$16	Other accrued expenses
Foreign currency forward contracts	—	7	Other accrued expenses
Total derivatives designated as hedging instruments	—	23

Derivatives not designated as hedging instruments
Commodity swap contracts	—	6	Other accrued expenses
Foreign currency forward contracts	1	1	Other accrued expenses
Total derivatives not designated as hedging instruments	1	7
Total derivative liabilities	$1	$30

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

Other Guarantees and Commitments

In addition to the matters discussed above, from time to time we periodically enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment leased under operating leases and other miscellaneous guarantees of third-party obligations.  As of September 30, 2012, the maximum potential loss related to these other guarantees is summarized as follows (where the guarantee is in a foreign currency the amount below represents the amount in U.S. dollars at current exchange rates):

In millions
Cummins Olayan Energy Limited debt guarantee	$18
Xi’an Cummins Engine Company Limited debt guarantee	7
Residual value guarantees	1
Other debt guarantees	3
Maximum potential loss	$29

The amount of liabilities related to the above guarantees was $8 million.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of September 30, 2012, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $102 million, of which $98 million relates to a contract with an engine parts supplier that extends to 2016.  We do not currently anticipate paying any penalties under these contracts.  In addition, we also have a “take or pay” contract with an emission solutions business supplier requiring us to purchase approximately $73 million annually from 2012 to 2018.  These arrangements enable us to secure critical components.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees were $72 million at September 30, 2012.

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

Joint Venture Commitments

As of September 30, 2012, we have committed to invest an additional $36 million into existing joint ventures, of which $19 million is expected to be funded in 2012.

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

Summarized financial information regarding our reportable operating segments for the three and nine month periods is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution	Non-segment Items(1)	Total
Three months ended September 30, 2012
External sales	$2,131	$663	$526	$798	$—	$4,118
Intersegment sales	396	275	288	3	(962)	—
Total sales	2,527	938	814	801	(962)	4,118
Depreciation and amortization(2)	48	21	12	8	—	89
Research, development and engineering expenses	115	51	19	1	—	186
Equity, royalty and interest income from investees	25	7	12	50	—	94
Interest income	2	1	2	—	—	5
Segment EBIT	239	89	73	99	(4)	496

Three months ended September 25, 2011
External sales	$2,539	$704	$604	$779	$—	$4,626
Intersegment sales	416	311	270	4	(1,001)	—
Total sales	2,955	1,015	874	783	(1,001)	4,626
Depreciation and amortization(2)	46	19	11	6	—	82
Research, development and engineering expenses	103	46	14	1	—	164
Equity, royalty and interest income from investees	35	7	16	44	—	102
Interest income	5	1	2	1	—	9
Segment EBIT	349	113	92	104	(18)	640

Nine months ended September 30, 2012
External sales	$6,924	$2,147	$1,614	$2,357	$—	$13,042
Intersegment sales	1,303	926	889	13	(3,131)	—
Total sales	8,227	3,073	2,503	2,370	(3,131)	13,042
Depreciation and amortization(2)	142	59	34	23	—	258
Research, development and engineering expenses	341	153	56	4	—	554
Equity, royalty and interest income from investees	100	23	32	147	—	302
Interest income	9	3	7	1	—	20
Segment EBIT	996	348	243	285	(49)	1,823

Nine months ended September 25, 2011
External sales	$7,021	$2,105	$1,810	$2,191	$—	$13,127
Intersegment sales	1,225	866	768	19	(2,878)	—
Total sales	8,246	2,971	2,578	2,210	(2,878)	13,127
Depreciation and amortization(2)	135	55	32	17	—	239
Research, development and engineering expenses	285	126	37	2	—	450
Equity, royalty and interest income from investees	126	24	37	128	—	315
Interest income	14	3	6	2	—	25
Segment EBIT	1,016	338	286	299	8	1,947

(1)

Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended September 30, 2012 and September 25, 2011. The nine months ended September 30, 2012, include a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures. The nine months ended September 25, 2011, include a $68 million gain ($37 million after-tax) related to the sale of certain assets and liabilities of our exhaust business from the Components segment. The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the corresponding periods. There were no other significant unallocated corporate expenses.

(2)	Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “Interest expense.”

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
	September 30,	September 25,	September 30,	September 25,
In millions	2012	2011	2012	2011
Segment EBIT	$496	$640	$1,823	$1,947
Less: Interest expense	9	11	25	34
Income before income taxes	$487	$629	$1,798	$1,913

NOTE 16.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2011, the FASB amended its standards related to fair value measurements and disclosures.  The objective of the amendment is to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards.  Primarily this amendment changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in addition to clarifying the Board’s intent about the application of existing fair value measurement requirements.  The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but fair value is required to be disclosed.  The new rules were effective for us beginning January 1, 2012.  As of September 30, 2012, we had no fair value measurements categorized within Level 3.  The only impact for us is the disclosure of the categorization in the fair value hierarchy for those items where fair value is only disclosed (primarily our debt obligations).  Our disclosure related to the new standard is included in Note 8, “FAIR VALUE OF FINANCIAL INSTRUMENTS,” to the Condensed Consolidated Financial Statements.

Accounting Pronouncements Issued But Not Yet Effective

In July 2012, the FASB amended its rules regarding impairment testing of indefinite-lived intangible assets. The amendment reduces the cost and complexity of performing this impairment testing by simplifying how an entity tests those assets for impairment and improving consistency in impairment testing guidance by aligning it with the goodwill impairment testing model. The amendment permits an entity to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for deciding whether it is necessary to perform the quantitative impairment test.  The new standard is effective for us beginning January 1, 2013; however, the amendment will not impact us as we do not currently have any indefinite-lived intangible assets.

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

The global economy continued to slow throughout 2012.  In the first nine months of 2012, we experienced declining demand in certain emerging markets including Brazil and China and a decline in India as the result of foreign currency fluctuations, which were mostly offset by growth in several end markets in North America.  The off-highway construction markets in China have continued to deteriorate with shipments to construction markets down 69 percent.  The on-highway medium-duty truck market in Brazil declined as the result of the 2011 pre-buy ahead of the new 2012 emission requirements and one of our customers replacing our B6.7 engine with a proprietary engine in 2012 contributing to international medium-duty truck shipments being down 18 percent.  North American demand for heavy-duty on-highway products increased 21 percent while medium-duty truck shipments increased 20 percent in the first nine months of 2012 compared to the same period in 2011; although demand in both of these markets was lower in the third quarter of 2012 as compared to the same period in 2011.  North American light-duty on-highway demand also improved with an increase in shipments to Chrysler of 42 percent in the first nine months of 2012 compared to the same period in 2011.

Slow growth in the U.S. economy and uncertainty driven by unresolved federal tax and budget issues is causing businesses to hold back on capital expenditures, thus impacting demand for truck and power generation equipment.  The governments of China and India have controlled inflation through tight monetary policies in the form of rising interest rates and tightening access to credit, although both countries have begun easing these policies in response to reduced inflationary concerns.  Brazil also began easing their monetary policies in the second half of 2012.  Easing monetary policies could enhance our end markets; however, there likely would be a delay between when these policies are implemented and when our end markets respond, and we do not believe these policies will have a material positive impact on the remainder of 2012.  The European economy remains uncertain with continued volatility in the Euro countries.  Although we do not have any significant direct exposure to European sovereign debt, we generated approximately nine percent of our net sales from Euro zone countries in 2011 and approximately eight percent in the first nine months of 2012.   As a result of a number of markets unexpectedly slowing in mid-2012, continued weak economic data in a number of regions and increasing levels of uncertainty regarding the direction of the global economy, we implemented a number of cost reduction initiatives in the third quarter of 2012.  In October 2012, we announced actions necessary to respond strategically to the current environment by cutting costs while maintaining investments in key growth programs.  Actions include a number of measures to reduce costs including planned work week reductions, shutdowns at some manufacturing facilities and some targeted workforce reductions.  We expect to reduce our workforce by between 1,000 and 1,500 people by the end of the year.

The following tables contain sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three and nine months ended September 30, 2012 and September 25, 2011.  Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before taxes.

	Three months ended
	September 30, 2012			September 25, 2011			Percent change
Operating Segments		Percent			Percent		2012 vs. 2011
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,527	61%	$239	$2,955	64%	$349	(14)%	(32)%
Components	938	23%	89	1,015	22%	113	(8)%	(21)%
Power Generation	814	20%	73	874	19%	92	(7)%	(21)%
Distribution	801	19%	99	783	17%	104	2%	(5)%
Intersegment eliminations	(962)	(23)%	—	(1,001)	(22)%	—	(4)%	—
Non-segment	—	—	(4)	—	—	(18)	—	(78)%
Total	$4,118	100%	$496	$4,626	100%	$640	(11)%	(23)%

Net income attributable to Cummins was $352 million, or $1.86 per diluted share, on sales of $4.1 billion for the three month interim reporting period ended September 30, 2012, versus the comparable prior year period with net income attributable to Cummins of $452 million, or $2.35 per diluted share, on sales of $4.6 billion.  The decrease in income and earnings per share was driven by lower gross margins as lower volumes, particularly in the international construction, international medium-duty truck, North American heavy-duty truck and high-horsepower markets, were partially offset by a lower effective tax rate of 24.1 percent, which included $16 million of favorable discrete items, versus the comparable prior year period of 25.0 percent, which included $29 million of favorable discrete tax items.

	Nine months ended
	September 30, 2012			September 25, 2011			Percent change
Operating Segments		Percent			Percent		2012 vs. 2011
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$8,227	63%	$996	$8,246	63%	$1,016	—	(2)%
Components	3,073	24%	348	2,971	22%	338	3%	3%
Power Generation	2,503	19%	243	2,578	20%	286	(3)%	(15)%
Distribution	2,370	18%	285	2,210	17%	299	7%	(5)%
Intersegment eliminations	(3,131)	(24)%	—	(2,878)	(22)%	—	9%	—
Non-segment	—	—	(49)	—	—	8	—	NM
Total	$13,042	100%	$1,823	$13,127	100%	$1,947	(1)%	(6)%

“NM” - not meaningful information.

Net income attributable to Cummins was $ 1,276 million, or $6.72 per diluted share, on sales of $13.0 billion for the nine month interim reporting period ended September 30, 2012, versus the comparable prior year period with net income attributable to Cummins of $ 1,300 million, or $6.69 per diluted share, on sales of $13.1 billion.  The decrease in income was driven by higher operating expenses, lower gains on the disposition of certain assets and liabilities of our exhaust business and lower equity, royalty and interest income from investees, partially offset by improved gross margins and a lower effective tax rate of 25.5 percent versus 28.2 percent in the comparable prior year period.  Diluted earnings per share for the nine months ended September 30, 2012, also benefited $0.04 from lower shares due to the stock repurchase program.

We generated $ 787 million of operating cash flows for the nine months ended September 30, 2012, compared to $ 1,368 million for the nine months ended September 25, 2011.  Refer to the section titled “Operating Activities” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.

In February 2011, the Board of Directors authorized the acquisition of up to $1 billion of our common stock.  We repurchased $231 million in the first nine months of 2012.  Our debt to capital ratio (total capital defined as debt plus equity) at September 30, 2012, was 10.5 percent, compared to 11.8 percent at December 31, 2011.  In October 2012, Fitch Ratings upgraded our ratings to ‘A’ and changed our outlook to stable.  In addition to the $1.3 billion in cash and marketable securities on hand, we have access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.

In July 2012, the Board of Directors authorized a dividend increase of 25 percent from $0.40 per share to $0.50 per share on a quarterly basis.

Our global pension plans, including our unfunded and non-qualified plans, were 98 percent funded at December 31, 2011.  Our United States (U.S.) qualified plan, which represents approximately 60 percent of the worldwide pension obligation, was 103 percent funded and our United Kingdom (U.K.) plan was 106 percent funded.  We expect to contribute $130 million to our global pension plans in 2012.

In July 2012, we completed the acquisition of Hilite Germany GmbH (Hilite) in a cash transaction for $176 million.  We also acquired an additional 45 percent interest in Cummins Central Power for consideration of approximately $20 million.

OUTLOOK

Near-Term

In the first six months of 2012, North American demand in heavy- and medium-duty truck markets remained strong; however, it began to soften in the third quarter.

We expect the following challenges to our business that may reduce our earnings potential in the remainder of 2012:

•                  Our North American heavy-duty truck market could continue to soften or experience further slowing.

•                  One of our Brazilian customers replaced our B6.7 engine with a proprietary engine in 2012, which is being partially offset by the 2012 launch of our ISF and 9 liter engines in new light-duty on-highway and medium-duty truck applications, respectively, with this same customer.

•                  Our 2012 engine sales in Brazil could be negatively impacted by excess Euro V channel inventory.

•                  The weakening economy in Brazil could continue to have adverse impacts on our other businesses.

•                  Demand in certain industrial markets in China could remain low.

•                  The Indian Rupee could continue to depreciate in value, which would create additional pressure on earnings, while higher inflation could negatively impact sales, especially industrial sales.

•                  Demand in certain European markets could continue to decline due to economic uncertainty.

•                  Currency volatility could continue to put pressure on earnings.

•                  North American oil and gas markets could continue to decline.

•                  International mining markets could continue to decline.

•                  Strategic actions announced in October could have a net negative impact on fourth quarter results.

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

•                  energy availability and cost issues and

•                  globalization of industries like ours.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions (except per share amounts)	2012	2011	Amount	Percent	2012	2011	Amount	Percent
NET SALES	$4,118	$4,626	$(508)	(11)%	$13,042	$13,127	$(85)	(1)%
Cost of sales	3,076	3,438	362	11%	9,592	9,779	187	2%
GROSS MARGIN	1,042	1,188	(146)	(12)%	3,450	3,348	102	3%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	456	489	33	7%	1,418	1,341	(77)	(6)%
Research, development and engineering expenses	186	164	(22)	(13)%	554	450	(104)	(23)%
Equity, royalty and interest income from investees	94	102	(8)	(8)%	302	315	(13)	(4)%
Gain on sale of businesses	—	—	—	—	6	68	(62)	(91)%
Other operating income (expense), net	(1)	2	(3)	NM	3	(4)	7	NM
OPERATING INCOME	493	639	(146)	(23)%	1,789	1,936	(147)	(8)%
Interest income	5	9	(4)	(44)%	20	25	(5)	(20)%
Interest expense	9	11	2	18%	25	34	9	26%
Other income (expense), net	(2)	(8)	6	75%	14	(14)	28	NM
INCOME BEFORE INCOME TAXES	487	629	(142)	(23)%	1,798	1,913	(115)	(6)%
Income tax expense	117	157	40	25%	458	539	81	15%
CONSOLIDATED NET INCOME	370	472	(102)	(22)%	1,340	1,374	(34)	(2)%
Less: Net income attributable to noncontrolling interests	18	20	2	10%	64	74	10	14%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$352	$452	$(100)	(22)%	$1,276	$1,300	$(24)	(2)%
Diluted earnings per common share attributable to Cummins Inc.	$1.86	$2.35	$(0.49)	(21)%	$6.72	$6.69	$0.03	—

	Three months ended		Favorable/	Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)	September 30,	September 25,	(Unfavorable)
Percent of sales	2012	2011	Percentage Points	2012	2011	Percentage Points
Gross margin	25.3%	25.7%	(0.4)	26.5%	25.5%	1.0
Selling, general and administrative expenses	11.1%	10.6%	(0.5)	10.9%	10.2%	(0.7)
Research, development and engineering expenses	4.5%	3.5%	(1.0)	4.2%	3.4%	(0.8)

Net Sales

Net sales for the three months ended September 30, 2012, decreased versus the comparable period in 2011.  The decrease in sales by segment was primarily driven by the following:

•                  Foreign currency fluctuations unfavorably impacted sales.

•                  Engine segment sales decreased by 14 percent due to lower volumes in international construction markets, primarily in China, international medium-duty truck markets, especially in Brazil, and North American heavy-duty truck markets.

•                  Components segment sales, excluding acquisitions, decreased by ten percent due to decreased demand in the turbo technologies and filtration businesses and $18 million of sales in the third quarter of 2011 related to assets sold during 2011.

•                  Power Generation segment sales decreased by seven percent due to unfavorable foreign currency fluctuations and lower volumes in the generator technologies, power systems and power solutions businesses, primarily in international markets.

•                  Distribution segment sales, excluding acquisitions, decreased by seven percent primarily due to unfavorable foreign currency fluctuations and lower volumes of both engine products in North America and global power generation products.

Net sales for the nine months ended September 30, 2012, decreased slightly versus the comparable period in 2011.  The decrease in sales by segment was primarily driven by the following:

•                  Foreign currency fluctuations unfavorably impacted sales.

•                  Power Generation segment sales decreased by three percent due to unfavorable foreign currency fluctuations and lower demand in the generator technologies and power solutions businesses, which were partially offset by growing demand in the power product business, especially in North America.

•                  Engine segment sales were down slightly as weakness in industrial demand, especially in international construction markets, and lower volumes in the Brazilian medium-duty truck market were offset by growth in the North American on-highway markets in the first half of the year, led by the heavy-duty business.

These decreases were partially offset by the following:

•                  Components segment sales, excluding acquisitions, increased by three percent due to higher demand in the emission solutions business primarily in North America and Brazil, partially offset by lower demand in the turbo technologies and filtration businesses and $119 million of sales in the first nine months of 2011 related to assets sold in 2011.

•                  Distribution segment sales, excluding acquisitions, increased by three percent due to higher demand for parts and filtration products in North and Central America, increased power generation demand in East Asia and the South Pacific and higher service demand.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets based on location of customers for the three and nine month periods ended September 30, 2012, were 50 percent of total net sales for both periods, compared with 56 percent and 57 percent of total net sales, respectively, for the comparable periods in 2011.

Gross Margin

Gross margin decreased for the three months ended September 30, 2012, versus the comparable period in 2011, and decreased as a percentage of sales by 0.4 percentage points as lower volumes, unfavorable product mix and unfavorable foreign currency fluctuations were partially offset by lower material costs and improved price realization.  Gross margin increased for the nine months ended September 30, 2012, versus the comparable period in 2011, and increased as a percentage of sales by 1.0 percentage points as improved price realization, lower material costs, lower warranty costs and favorable product mix were partially offset by unfavorable foreign currency fluctuations.

The provision for warranties issued as a percent of sales for the three and nine month periods ended September 30, 2012, were 2.0 percent and 2.3 percent, respectively, in 2012 compared to 1.9 percent and 2.3 percent, respectively, for the comparable periods in 2011.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 30, 2012, decreased versus the comparable period in 2011, primarily due to reduced discretionary spending and lower compensation and related expenses of $12 million.  In the third quarter of 2012 we implemented a number of cost reduction initiatives to align our cost structure with the slowdown in demand at several of our key markets in the second half of the year.  Lower compensation and related expenses were primarily due to reduced variable compensation accruals.  Compensation and related expenses include salaries, fringe benefits and variable compensation.

Selling, general and administrative expenses for the nine month period ended September 30, 2012, increased versus the comparable period in 2011, primarily due to increased consulting of $40 million and an increase of $34 million in compensation and related expenses.  Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives launched prior to a number of markets unexpectedly slowing in mid-2012.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and nine month periods ended September 30, 2012, increased versus the comparable periods in 2011, primarily due to an increase of $12 million and $49 million, respectively, in compensation and related expenses and increased consulting of $9 million and $34 million, respectively.  Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives. Compensation and related expenses include salaries, fringe benefits and variable compensation.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees for the three and nine month periods ended September 30, 2012, decreased versus the comparable periods in 2011, primarily due to the following:

	Increase/(Decrease)
	September 30, 2012 vs. September 25, 2011
In millions	Three months ended	Nine months ended
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$(6)	$(22)
Chongqing Cummins Engine Company, Ltd. (CCEC)	(6)	(2)
Beijing Foton Cummins Engine Co., Ltd. (BFCEC)	5	8
North American distributors	2	15
Other equity income	(4)	(11)
Cummins share of net income	(9)	(12)
Royalty and interest income	1	(1)
Equity, royalty and interest income from investees	$(8)	$(13)

These overall decreases were primarily due to lower sales in China at DCEC and CCEC, which were partially offset by higher sales at BFCEC and growth in North America.

Gain on Sale of Businesses

In the second quarter of 2011, we sold certain assets and liabilities of our exhaust business which manufactures exhaust products and select components for emission systems for a variety of applications not core to our other product offerings.  This business was historically included in our Components segment.  The sales price was $123 million.  We recognized a gain of $68 million ($37 million after-tax), which included a goodwill allocation of $19 million.  In the second quarter of 2012, we recorded an additional $6 million gain ($4 million after-tax) related to final purchase price adjustments for our 2011 divestitures.  The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the nine months ended September 30, 2012 and September 25, 2011.

Sales for this business were $62 million, $171 million and $126 million in 2011 (through closing), 2010 and 2009, respectively.  Operating results for this business were approximately $9 million, $22 million and $11 million in 2011 (through closing), 2010 and 2009, respectively.

Other Operating Income (Expense), net

Other operating income (expense) was as follows:

	Three months ended		Nine months ended
	September 30,	September 25,	September 30,	September 25,
In millions	2012	2011	2012	2011
Amortization of intangible assets	$(2)	$(1)	$(5)	$(4)
Royalty expense	(1)	(1)	(3)	(2)
Legal judgment	—	2	—	(5)
Royalty income	3	3	11	9
Other income (expense), net	(1)	(1)	—	(2)
Total other operating income (expense), net	$(1)	$2	$3	$(4)

Interest Income

Interest income for the three and nine month periods ended September 30, 2012, decreased versus the comparable periods in 2011, primarily due to lower average investment balances in 2012 compared to 2011.

Interest Expense

Interest expense for the three and nine month periods ended September 30, 2012, decreased versus the comparable periods in 2011, primarily due to lower capitalized interest in 2011 and the termination of a capital lease in September of 2011.

Other Income (Expense), net

Other income (expense) was as follows:

	Three months ended		Nine months ended
	September 30,	September 25,	September 30,	September 25,
In millions	2012	2011	2012	2011
Foreign currency gains (losses), net	$(8)	$(5)	$(9)	$(19)
Change in cash surrender value of corporate owned life insurance	(7)	(3)	3	4
Bank charges	(4)	(4)	(12)	(12)
Gain (loss) on marketable securities, net	1	—	4	—
Dividend income	2	2	5	6
Gain on fair value adjustment for consolidated investee (1)	7	—	7	—
Other, net	7	2	16	7
Total other income (expense), net	$(2)	$(8)	$14	$(14)

(1)         See Note 3, “ACQUISITIONS AND DIVESTITURES,” to the Condensed Consolidated Financial Statements for further information.

Income Tax Expense

Our effective tax rate for the year is expected to approximate 26.5 percent, absent any discrete period activity.  Our tax rate is generally less than the 35 percent U.S. income tax rate primarily due to lower tax rates on foreign income.  The tax rates for the three and nine month periods ended September 30, 2012, were 24.1 percent and 25.5 percent, respectively.  These tax rates include a $16 million tax benefit for third quarter discrete tax adjustments, $6 million of which related to a dividend distribution of accumulated foreign income earned in prior years.  These discrete tax adjustments also included a discrete tax benefit of $13 million for prior year tax return true-up adjustments and a discrete tax charge of $3 million related to the third quarter enactment of U.K. tax law changes.

The tax rates for the three and nine month periods ended September 25, 2011, were 25.0 percent and 28.2 percent, respectively, and included a net discrete income tax benefit of $29 million (net of additional reserves for uncertain tax positions of $39 million) related to prior year refund claims filed for additional research tax credits, additional foreign income and foreign tax credits, as well as other adjustments.  This benefit also included discrete income tax charges of $2 million for prior year tax return true-up adjustments and $3 million related to the third quarter enactment of U.K. tax law changes in the three and nine month periods ended September 25, 2011.   Additionally, the tax rate for the nine month period included a second quarter discrete income tax charge of $4 million related to the enactment of state tax law changes in Indiana.  The decrease in the 2012 effective tax rates versus the comparable periods in 2011 is due primarily to our assertion that income earned after 2011 by our China operations is permanently reinvested, as well as certain tax planning strategies implemented in our U.K. subsidiaries.

Noncontrolling Interests

Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities.  Noncontrolling interests in income of consolidated subsidiaries for the three month period ended September 30, 2012, decreased versus the comparable period in 2011, primarily due to a decline of $2 million at Cummins India Ltd., a publicly traded company on various exchanges in India.  Noncontrolling interests in income of consolidated subsidiaries for the nine month period ended September 30, 2012, decreased versus the comparable period in 2011, primarily due to a decline of $5 million at Cummins India Ltd., $3 million at Wuxi Cummins Turbo Technologies Co., Ltd. and $3 million at Cummins Western Canada LP.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended September 30, 2012, decreased versus the comparable period in 2011, primarily due to lower volumes, particularly in the international construction, international medium-duty truck, North American heavy-duty truck and high-horsepower markets, higher research, development and engineering expenses, lower gross margin as a percentage of sales and lower equity, royalty and interest income from investees.  These decreases were partially offset by lower selling, general and administrative expenses and a lower effective tax rate of 24.1 percent, which included $16 million of favorable discrete items, versus the comparable prior year period of 25.0 percent, which included $29 million of favorable discrete tax items.

Net income attributable to Cummins Inc. for the nine months ended September 30, 2012, decreased versus the comparable period in 2011, primarily due to higher research, development and engineering expenses, lower volumes, particularly in the international construction and medium-duty truck markets, higher selling, general and administrative expenses, lower gains on the disposition of certain assets and liabilities of our exhaust business and lower equity, royalty and interest income from investees.  These decreases were partially offset by improved gross margin as a percentage of sales and a lower effective tax rate of 25.5 percent versus 28.2 percent in the comparable prior year period.  Diluted earnings per share attributable to Cummins Inc. for the nine months ended September 30, 2012, increased versus the comparable period in 2011, as a result of a $0.04 per share benefit from lower shares due to the stock repurchase program.

OPERATING SEGMENT RESULTS

Our operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
External sales	$2,131	$2,539	$(408)	(16)%	$6,924	$7,021	$(97)	(1)%
Intersegment sales	396	416	(20)	(5)%	1,303	1,225	78	6%
Total sales	2,527	2,955	(428)	(14)%	8,227	8,246	(19)	—
Depreciation and amortization	48	46	(2)	(4)%	142	135	(7)	(5)%
Research, development and engineering expenses	115	103	(12)	(12)%	341	285	(56)	(20)%
Equity, royalty and interest income from investees	25	35	(10)	(29)%	100	126	(26)	(21)%
Interest income	2	5	(3)	(60)%	9	14	(5)	(36)%
Segment EBIT	239	349	(110)	(32)%	996	1,016	(20)	(2)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	9.5%	11.8%	(2.3)		12.1%	12.3%	(0.2)

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Heavy-duty truck	$656	$748	$(92)	(12)%	$2,355	$1,926	$429	22%
Medium-duty truck and bus	478	640	(162)	(25)%	1,516	1,722	(206)	(12)%
Light-duty auto and RV	353	271	82	30%	936	877	59	7%
Total on-highway	1,487	1,659	(172)	(10)%	4,807	4,525	282	6%
Industrial	766	977	(211)	(22)%	2,486	2,820	(334)	(12)%
Stationary power	274	319	(45)	(14)%	934	901	33	4%
Total sales	$2,527	$2,955	$(428)	(14)%	$8,227	$8,246	$(19)	—

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Midrange	113,000	130,600	(17,600)	(13)%	332,000	371,300	(39,300)	(11)%
Heavy-duty	26,000	31,100	(5,100)	(16)%	95,000	81,000	14,000	17%
High-horsepower	4,600	5,600	(1,000)	(18)%	15,900	16,200	(300)	(2)%
Total unit shipments	143,600	167,300	(23,700)	(14)%	442,900	468,500	(25,600)	(5)%

Sales

Engine segment sales for the three month period ended September 30, 2012, decreased versus the comparable period in 2011.  The following were the primary drivers:

•                  Industrial market sales decreased primarily due to a 76 percent decline in construction engine shipments in China, a 65 percent decline in engine shipments to the North American oil and gas markets due to weakened natural gas prices and a 14 percent decrease in global mining engine market shipments, partially offset by a 12 percent increase in engine shipments in the North American construction market.

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

•                  Heavy-duty truck engine sales decreased primarily due to a 26 percent decline in North American heavy-duty truck engine shipments.

These decreases were partially offset by the following:

•                  Light-duty auto and RV sales increased primarily due to an 81 percent improvement in units shipped to Chrysler.

Total on-highway-related sales for the three month period ended September 30, 2012, were 59 percent of total engine segment sales, compared to 56 percent for the comparable period in 2011.

Engine segment sales for the nine month period ended September 30, 2012, decreased slightly versus the comparable period in 2011.  The following were the primary drivers:

•                  Industrial market sales decreased primarily due to a 69 percent decline in construction engine shipments in China, and a 36 percent decline in engine shipments to the North American oil and gas markets due to weakened natural gas prices, which were partially offset by a 26 percent increase in engine shipments in the North American construction market.

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

These decreases were offset by the following:

•                  Heavy-duty truck engine sales increased due to growth in North American on-highway markets in the first half of the year, primarily as a result of the replacement of aging fleets.

•                  Light-duty auto and RV sales increased primarily due to a 42 percent improvement in units shipped to Chrysler.

Total on-highway-related sales for the nine month period ended September 30, 2012, were 58 percent of total engine segment sales, compared to 55 percent for the comparable period in 2011.

Segment EBIT

Engine segment EBIT for the three months ended September 30, 2012, decreased versus the comparable period in 2011.  Lower gross margin, higher research, development and engineering expenses and lower equity, royalty and interest income from investees were partially offset by lower selling, general and administrative expenses.  Engine segment EBIT for the nine months ended September 30, 2012, decreased versus the comparable period in 2011, primarily due to higher research, development and engineering expenses, lower equity, royalty and interest income from investees and higher selling, general and administrative expenses, which were mostly offset by higher gross margin.  Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 30, 2012 vs. September 25, 2011			September 30, 2012 vs. September 25, 2011
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(119)	(19)%	(1.1)	$62	4%	0.8
Selling, general and administrative expenses	22	10%	(0.4)	(22)	(4)%	(0.3)
Research, development and engineering expenses	(12)	(12)%	(1.1)	(56)	(20)%	(0.6)
Equity, royalty and interest income from investees	(10)	(29)%	(0.2)	(26)	(21)%	(0.3)

The decrease in gross margin for the three month period ended September 30, 2012, versus the comparable period in 2011, was primarily due to lower volumes and unfavorable product mix, which were partially offset by improved price realization and lower material costs.  The decrease in selling, general and administrative expenses for the three month period ended September 30, 2012, was primarily due to decreased variable compensation accruals and lower discretionary spending in the third quarter of 2012.  The increase in research, development and engineering expenses was primarily due to new product development spending.  The decrease in equity, royalty and interest income from investees was primarily due to weaker demand for on-highway products at DCEC, partially offset by higher volumes at BFCEC.

The increase in gross margin for the nine month period ended September 30, 2012, versus the comparable period in 2011, was primarily due to improved price realization, product mix and product coverage, which were partially offset by lower volumes.  The increase in selling, general and administrative expenses was primarily due to increased headcount to support our strategic growth initiatives launched prior to a number of markets unexpectedly slowing in mid-2012, partially offset by decreased variable compensation accruals and lower consulting spending.  The increase in research, development and engineering expenses was primarily due to new product development spending and increased headcount to support our strategic growth initiatives.  The decrease in equity, royalty and interest income from investees was primarily due to weaker demand for on-highway products at DCEC.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
External sales	$663	$704	$(41)	(6)%	$2,147	$2,105	$42	2%
Intersegment sales	275	311	(36)	(12)%	926	866	60	7%
Total sales	938	1,015	(77)	(8)%	3,073	2,971	102	3%
Depreciation and amortization	21	19	(2)	(11)%	59	55	(4)	(7)%
Research, development and engineering expenses	51	46	(5)	(11)%	153	126	(27)	(21)%
Equity, royalty and interest income from investees	7	7	—	—	23	24	(1)	(4)%
Interest income	1	1	—	—	3	3	—	—
Segment EBIT	89	113	(24)	(21)%	348	338	10	3%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	9.5%	11.1%		(1.6)	11.3%	11.4%		(0.1)

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Emission solutions	$304	$306	$(2)	(1)%	$1,057	$890	$167	19%
Acquisition	21	—	21	100%	21	—	21	100%
Total emission solutions	325	306	19	6%	1,078	890	188	21%
Filtration	260	288	(28)	(10)%	796	830	(34)	(4)%
Turbo technologies	257	298	(41)	(14)%	852	909	(57)	(6)%
Fuel systems	96	123	(27)	(22)%	347	342	5	1%
Total sales	$938	$1,015	$(77)	(8)%	$3,073	$2,971	$102	3%

Acquisition

In April 2012, we reached an agreement to acquire the doser technology and business assets from Hilite in a cash transaction.  Dosers are products that enable compliance with emission standards in certain aftertreatment systems and complement our current product offerings.  The transaction was approved by German regulators in June and closed on July 18, 2012.  The purchase price was $176 million.  There was no contingent consideration associated with this transaction.  During the first nine months of 2012 we expensed approximately $4 million of acquisition related costs.  See Note 3, “ACQUISITIONS AND DIVESTITURES,” to the Condensed Consolidated Financial Statements for more details.

Excluding Acquisition

Selected financial information for our Components segment excluding the impact of an acquisition was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Excluding acquisition
Sales	$917	$1,015	$(98)	(10)%	$3,052	$2,971	$81	3%
EBIT	91	113	(22)	(19)%	350	338	12	4%

Sales

Components segment sales, excluding the acquisition, for the three month period ended September 30, 2012, decreased versus the comparable period in 2011.  The following are the primary drivers:

•                  Turbo technologies business sales decreased primarily due to a decline in OEM sales in Europe, China and India, unfavorable foreign currency fluctuations and reduced aftermarket demand.

•                  Filtration business sales decreased primarily as a result of the disposition of certain assets and liabilities of our light-duty filtration business in the fourth quarter of 2011 and unfavorable foreign currency fluctuations.  Disposition related sales were $18 million in the third quarter of 2011.

•                  Fuel systems business sales decreased primarily due to lower demand in North American on-highway markets and reduced aftermarket demand.

Components segment sales, excluding the acquisition, for the nine month period ended September 30, 2012, increased versus the comparable period in 2011.  The following are the primary drivers:

•                  Emission solutions business sales increased primarily due to higher demand in the North American on-highway market and new sales in the Brazilian on-highway market as the result of new emission requirements effective January 1, 2012, partially offset by lower sales due to the disposition of certain assets and liabilities of our exhaust business in the second quarter of 2011, lower price realization and unfavorable foreign currency fluctuations.  Disposition related sales were $55 million in the first nine months of 2011.

This increase was partially offset by the following:

•                  Turbo technologies business sales decreased primarily due to a decline in OEM sales in Europe and China, reduced aftermarket demand and unfavorable foreign currency fluctuations, which were partially offset by higher OEM demand in North America.

•                  Filtration business sales decreased primarily as a result of the disposition of certain assets and liabilities of our light-duty filtration business in the fourth quarter of 2011 and unfavorable foreign currency fluctuations.  Disposition related sales were $64 million in the first nine months of 2011.  The decreases were partially offset by increased aftermarket demand.

Segment EBIT

Components segment EBIT for the three months ended September 30, 2012, decreased versus the comparable period in 2011, primarily due to lower gross margin and higher research, development and engineering expenses, partially offset by lower selling, general and administrative expenses.  Components segment EBIT for the nine months ended September 30, 2012, increased versus the comparable period in 2011, primarily due to higher gross margin, partially offset by higher research, development and engineering expenses and higher selling, general and administrative expenses.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 30, 2012 vs. September 25, 2011			September 30, 2012 vs. September 25, 2011
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Including acquisition
Gross margin	$(18)	(8)%	(0.2)	$47	7%	0.8
Selling, general and administrative expenses	4	6%	(0.1)	(9)	(4)%	—
Research, development and engineering expenses	(5)	(11)%	(0.9)	(27)	(21)%	(0.8)
Equity, royalty and interest income from investees	—	—	—	(1)	(4)%	(0.1)

Excluding acquisition
Gross margin	(19)	(9)%	0.2	46	7%	0.9
Selling, general and administrative expenses	5	7%	(0.2)	(8)	(4)%	(0.1)
Research, development and engineering expenses	(4)	(9)%	(0.9)	(26)	(21)%	(0.7)

Excluding the acquisition, the decrease in gross margin for the three month period ended September 30, 2012, was primarily due to unfavorable foreign currency fluctuations and lower price realization, partially offset by improved product coverage.  Excluding the effects from the acquisition, the decrease in selling, general and administrative expenses for the three month period ended September 30, 2012, was primarily due to decreased variable compensation accruals and lower discretionary spending in the third quarter of 2012.  The increase in research, development and engineering expenses was primarily due to new product development spending and increased headcount to support our strategic growth initiatives.

Excluding the acquisition, the increase in gross margin for the nine month period ended September 30, 2012, was primarily due to higher volumes, particularly in the emission solutions business, lower material costs and improved product coverage, partially offset by unfavorable foreign currency fluctuations, lower price realization and the disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business in 2011.  Excluding the effects from the acquisition, the increase in selling, general and administrative expenses was primarily due to increased headcount to support our strategic growth initiatives launched prior to a number of markets unexpectedly slowing in mid-2012, partially offset by decreased variable compensation accruals and lower discretionary spending in the third quarter of 2012.  The increase in research, development and engineering expenses was primarily due to new product development spending and increased headcount to support our strategic growth initiatives.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
External sales	$526	$604	$(78)	(13)%	$1,614	$1,810	$(196)	(11)%
Intersegment sales	288	270	18	7%	889	768	121	16%
Total sales	814	874	(60)	(7)%	2,503	2,578	(75)	(3)%
Depreciation and amortization	12	11	(1)	(9)%	34	32	(2)	(6)%
Research, development and engineering expenses	19	14	(5)	(36)%	56	37	(19)	(51)%
Equity, royalty and interest income from investees	12	16	(4)	(25)%	32	37	(5)	(14)%
Interest income	2	2	—	—	7	6	1	17%
Segment EBIT	73	92	(19)	(21)%	243	286	(43)	(15)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	9.0%	10.5%		(1.5)	9.7%	11.1%		(1.4)

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

Sales for our Power Generation segment by business (including 2011 reorganized balances) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Power products	$425	$433	$(8)	(2)%	$1,259	$1,225	$34	3%
Power systems	174	188	(14)	(7)%	579	587	(8)	(1)%
Generator technologies	138	166	(28)	(17)%	439	509	(70)	(14)%
Power solutions	77	87	(10)	(11)%	226	257	(31)	(12)%
Total sales	$814	$874	$(60)	(7)%	$2,503	$2,578	$(75)	(3)%

Sales

Power Generation segment sales for the three month period ended September 30, 2012, decreased versus the comparable period in 2011.  The following were the primary drivers:

•                  Generator technologies sales decreased primarily due to demand reductions in Europe and Asia and unfavorable foreign currency fluctuations.

•                  Power systems sales decreased primarily due to lower volumes in most regions, particularly North America, the Middle East and Africa and unfavorable foreign currency fluctuations, which were partially offset by higher volumes in China.

•                  Power solutions sales decreased primarily due to lower volumes in Other Asia (which excludes China and India) and Europe.

Power Generation segment sales for the nine month period ended September 30, 2012, decreased versus the comparable period in 2011.  The following were the primary drivers:

•                  Generator technologies sales decreased primarily due to demand reductions in Europe and Asia and unfavorable foreign currency fluctuations.

•                  Power solutions sales decreased primarily due to lower volumes in the U.K., Africa and Russia, which were partially offset by higher volumes in North America.

These decreases were partially offset by the following:

•                  Power products sales increased primarily due to higher volumes in North America, which was partially offset by demand reductions in China, Eastern Europe, Latin America and the U.K. and unfavorable foreign currency fluctuations.

Segment EBIT

Power Generation segment EBIT for the three months ended September 30, 2012, decreased versus the comparable period in 2011.  Lower gross margin, higher research, development and engineering expenses and lower equity, royalty and interest income from investees were partially offset by lower selling, general and administrative expenses.  Power Generation segment EBIT for the nine months ended September 30, 2012, decreased versus the comparable period in 2011, primarily due to higher research, development and engineering expenses, lower gross margin, higher selling, general and administrative expenses and lower equity, royalty and interest income from investees.  Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 30, 2012 vs. September 25, 2011			September 30, 2012 vs. September 25, 2011
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(14)	(8)%	(0.3)	$(17)	(3)%	(0.1)
Selling, general and administrative expenses	8	10%	0.3	(12)	(5)%	(0.8)
Research, development and engineering expenses	(5)	(36)%	(0.7)	(19)	(51)%	(0.8)
Equity, royalty and interest income from investees	(4)	(25)%	(0.3)	(5)	(14)%	(0.1)

The decrease in gross margin for the three month period ended September 30, 2012, was due to lower volumes and higher material costs, partially offset by improved price realization.  The decrease in selling, general and administrative expenses for the three month period ended September 30, 2012, was primarily due to implementation of cost reduction initiatives in the third quarter of 2012 to align with slowing demand in key markets and a favorable foreign currency impact.  The increase in research, development and engineering expenses for the three month period ended September 30, 2012, was primarily due to increased headcount to support our strategic growth initiatives and new product development spending.  Equity, royalty and interest income from investees decreased primarily due to lower profitability at CCEC and Cummins Olayan.

The decrease in gross margin for the nine month period ended September 30, 2012, was due to higher material costs, lower volumes and increased product coverage, partially offset by improved price realization.  The increase in selling, general and administrative expenses was primarily due to increased headcount to support our strategic growth initiatives, partially offset by lower discretionary spending in the third quarter of 2012 to align with slowing demand in key markets.  The increase in research, development and engineering expenses was primarily due to increased headcount to support our strategic growth initiatives and new product development spending.  Equity, royalty and interest income from investees decreased primarily due to lower profitability at Cummins Olayan and CCEC.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
External sales	$798	$779	$19	2%	$2,357	$2,191	$166	8%
Intersegment sales	3	4	(1)	(25)%	13	19	(6)	(32)%
Total sales	801	783	18	2%	2,370	2,210	160	7%
Depreciation and amortization	8	6	(2)	(33)%	23	17	(6)	(35)%
Research, development and engineering expenses	1	1	—	—	4	2	(2)	(100)%
Equity, royalty and interest income from investees	50	44	6	14%	147	128	19	15%
Interest income	—	1	(1)	(100)%	1	2	(1)	(1)
Segment EBIT (1)	99	104	(5)	(5)%	285	299	(14)	(5)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	12.4%	13.3%		(0.9)	12.0%	13.5%		(1.5)

(1)    Segment EBIT for the three and nine months ended September 30, 2012, includes a $7 million gain related to the remeasurement of our pre-existing 35 percent ownership in Cummins Central Power to fair value in accordance with accounting principles generally accepted in the United States of America (GAAP), as explained in Note 3, “ACQUISITIONS AND DIVESTITURES,” to the Condensed Consolidated Financial Statements.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Asia Pacific	$332	$319	$13	4%	$967	$862	$105	12%
North & Central America	235	199	36	18%	629	567	62	11%
Europe and Middle East	168	181	(13)	(7)%	563	578	(15)	(3)%
Africa	30	53	(23)	(43)%	112	118	(6)	(5)%
South America	36	31	5	16%	99	85	14	16%
Total sales	$801	$783	$18	2%	$2,370	$2,210	$160	7%

Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Parts and filtration	$326	$283	$43	15%	$916	$789	$127	16%
Power generation	178	191	(13)	(7)%	565	531	34	6%
Engines	157	171	(14)	(8)%	470	497	(27)	(5)%
Service	140	138	2	1%	419	393	26	7%
Total sales	$801	$783	$18	2%	$2,370	$2,210	$160	7%

Excluding Acquisitions

Selected financial information for our Distribution segment excluding the impact of acquisitions was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 30,	September 25,	(Unfavorable)		September 30,	September 25,	(Unfavorable)
In millions	2012	2011	Amount	Percent	2012	2011	Amount	Percent
Parts and filtration	$299	$283	$16	6%	$882	$789	$93	12%
Power generation	168	191	(23)	(12)%	548	531	17	3%
Engines	131	171	(40)	(23)%	443	497	(54)	(11)%
Service	132	138	(6)	(4)%	409	393	16	4%
Sales excluding acquisitions	730	783	(53)	(7)%	2,282	2,210	72	3%
Acquisitions (1)	71	—	71	100%	88	—	88	100%
Total sales	$801	$783	$18	2%	$2,370	$2,210	$160	7%

EBIT excluding acquisitions (2)	$91	$104	$(13)	(13)%	$279	$299	$(20)	(7)%

(1)             The acquisitions represent the purchase of the majority interest in Cummins Central Power, an equity investee, in the third quarter of 2012, as explained in Note 3, “ACQUISITIONS AND DIVESTITURES,” to the Condensed Consolidated Financial Statements, as well as a few other small acquisitions.  The acquisitions increased sales by $71 million and $88 million, respectively, and EBIT by $8 million and $6 million, respectively, for the three and nine months ended September 30, 2012.

(2)             EBIT includes $2 million of equity earnings, which would have been our share of Cummins Central Power’s income for the three and nine months ended September 30, 2012, if we had not consolidated the entity.

Sales

Distribution segment sales, excluding the acquisitions, for the three month period ended September 30, 2012, decreased versus the comparable period in 2011.  The following were the primary drivers:

•                  Foreign currency fluctuations unfavorably impacted sales results.

•                  Engine product sales decreased primarily due to a significant slowdown in the North American oil and gas markets and lower demand in Europe and Africa.

•                  Power generation product sales decreased primarily due to a reduction in nonrecurring project-related sales in North and Central America and lower demand in Japan, Africa and the Middle East, partially offset by growth in East Asia.

These decreases were partially offset by the following:

•                  Parts and filtration product sales increased primarily due to higher demand in the Middle East, India and North and Central America.

Distribution segment sales, excluding the acquisitions, for the nine month period ended September 30, 2012, increased versus the comparable period in 2011.  The following were the primary drivers:

•                  Parts and filtration product sales increased primarily due to higher demand in North and Central America and the Middle East.

•                  Power generation product sales increased primarily due to growth in East Asia and improved demand in the South Pacific, which were partially offset by a reduction in nonrecurring project-related sales in the Middle East.

•                  Service revenue increased primarily due to higher demand from mining customers in the South Pacific, higher demand in Europe and higher volumes in Africa due to the increasing engine population.

These increases were partially offset by the following:

•                  Foreign currency fluctuations unfavorably impacted sales results.

•                  Engine product sales decreased primarily due to a significant slowdown in the North American oil and gas markets, partially offset by growth in East Asia.

Segment EBIT

Distribution segment EBIT for the three months ended September 30, 2012, decreased versus the comparable period in 2011, primarily due to lower gross margin and higher selling, general and administrative expenses, partially offset by higher equity, royalty and interest income from investees.  Distribution segment EBIT for the nine months ended September 30, 2012, decreased versus the comparable period in 2011, primarily due to higher selling, general and administrative expenses and research, development and engineering expenses, partially offset by higher equity, royalty and interest income from investees and higher gross margin.  Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 30, 2012 vs. September 25, 2011			September 30, 2012 vs. September 25, 2011
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Including acquisitions
Gross margin	$(14)	(8)%	(2.2)	$3	1%	(1.5)
Selling, general and administrative expenses	(1)	(1)%	0.3	(35)	(10)%	(0.4)
Research, development and engineering expenses	—	—	—	(2)	(100)%	(0.1)
Equity, royalty and interest income from investees	6	14%	0.6	19	15%	0.4

Excluding acquisitions
Gross margin	$(27)	(15)%	(2.1)	$(14)	(3)%	(1.3)
Selling, general and administrative expenses	9	7%	0.1	(21)	(6)%	(0.4)

Excluding the acquisitions, the decrease in gross margin for the three month period ended September 30, 2012, was primarily due to unfavorable variations in geographic mix and unfavorable foreign currency impacts, partially offset by higher parts and filtration volumes.  Excluding the effects from the acquisitions, the decrease in selling, general and administrative expenses was mainly due to decreased variable compensation accruals and lower discretionary spending in the third quarter of 2012.  The increase in equity, royalty and interest income from investees was primarily due to increased income from North American distributors and Komatsu Cummins Chile, Ltda.

Excluding the acquisitions, the decrease in gross margin for the nine month period ended September 30, 2012, was primarily due to unfavorable foreign currency impacts and unfavorable variations in geographic mix, partially offset by higher volumes in most products.  Excluding the effects from the acquisitions, the increase in selling, general and administrative expenses was primarily due to increased headcount to support our strategic growth initiatives launched prior to a number of markets unexpectedly slowing in mid-2012, partially offset by decreased variable compensation accruals and lower discretionary spending in the third quarter of 2012.  The increase in research, development and engineering expenses was mainly due to increased headcount to support our strategic growth initiatives.  The increase in equity, royalty and interest income from investees was primarily due to increased income from North American distributors.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
	September 30,	September 25,	September 30,	September 25,
In millions	2012	2011	2012	2011
Total segment EBIT	$500	$658	$1,872	$1,939
Non-segment EBIT (1)	(4)	(18)	(49)	8
Total EBIT	$496	$640	$1,823	$1,947
Less
Interest expense	9	11	25	34
Income before income taxes	$487	$629	$1,798	$1,913

(1)         Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  There were no significant unallocated corporate expenses for the three months ended September 30, 2012 and September 25, 2011.  The nine months ended September 30, 2012, include a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures.  The nine months ended September 25, 2011, include a $68 million gain ($37 million after-tax) related to the sale of certain assets and liabilities of our exhaust business from the Components segment.  The gains have been excluded from segment results as they were not considered in our evaluation of operating results for the corresponding periods.  There were no other significant unallocated corporate expenses.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  We generate significant ongoing cash flow, which has been used, in part, to fund capital expenditures, pay dividends on our common stock, fund repurchases of common stock and acquisitions.  Cash provided by operations is our principal source of liquidity.  As of September 30, 2012, other sources of liquidity include:

•                  cash and cash equivalents of $ 1.0 billion, of which approximately 13 percent is located in the U.S. and 87 percent is located primarily in the U.K., China, Singapore, India and Brazil,

•                  marketable securities of $ 239 million, which are located primarily in India and Brazil and the majority of which could be liquidated into cash within a few days,

•                  revolving credit facility with $1.2 billion available, net of outstanding letters of credit,

•                  international and other domestic credit facilities with $ 292 million available and

•                  our accounts receivable sales program with $ 183 million available, based on eligible receivables.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases, acquisitions and debt service obligations.

A significant portion of our cash flows is generated outside the U.S.  As of September 30, 2012, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.1 billion, the vast majority of which was located in the U.K., China, India, Singapore and Brazil.  The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.   As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay U.S. taxes.  For example, we would be required to accrue and pay additional U.S. taxes if we repatriated cash from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S.  Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our U.K. domiciled subsidiaries.  At present we do not foresee a need to repatriate any earnings from these subsidiaries for which we have asserted permanent reinvestment.  However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested when it is cost effective to do so.  Our 2012 and subsequent earnings from our China operations are considered permanently reinvested, while earnings generated prior to 2012, for which U.S. deferred tax liabilities have been recorded, are expected to be repatriated in future years.

We continuously monitor our pension assets and believe that we have limited exposure to the European debt crisis.  No sovereign debt instruments of crisis countries are held in the trusts, while any equities held are with large well-diversified multinational firms or are de minimis amounts in large index funds.  Our pension plans have not experienced any significant impact on liquidity or counterparty exposure due to the volatility in the credit markets.

Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

	September 30,	December 31,
In millions	2012	2011	Change
Cash and cash equivalents	$1,033	$1,484	$(451)
Marketable securities	239	277	(38)
Accounts and notes receivable	2,503	2,526	(23)
Inventories	2,570	2,141	429
Other current assets	770	663	107
Current assets	7,115	7,091	24

Accounts and loans payable	1,514	1,574	(60)
Current portion of accrued product warranty	406	422	(16)
Accrued compensation, benefits and retirement costs	388	511	(123)
Taxes payable (including taxes on income)	172	282	(110)
Other accrued expenses	829	868	(39)
Current liabilities	3,309	3,657	(348)

Working capital	$3,806	$3,434
Current ratio	2.15	1.94
Days’ sales in receivables	53	48
Inventory turnover	5.3	6.3

Current assets remained flat compared to December 31, 2011, as an unanticipated decline in demand resulted in higher inventory levels and an increase in other current assets, primarily refundable income taxes, were offset by a decrease in cash and cash equivalents.

Current liabilities decreased 10 percent compared to December 31, 2011, primarily due to a decrease in accrued compensation, benefits and retirement costs due to 2011 variable compensation payouts and lower variable compensation accruals for 2012 and a decrease in taxes payable as a result of lower earnings and higher tax payments in 2012 compared to 2011.

Cash Flows

Cash and cash equivalents decreased $ 451 million during the nine month period ended September 30, 2012, compared to a $142 million increase in cash and cash equivalents during the comparable period in 2011.  The change in cash and cash equivalents was as follows.

Operating Activities

	Nine months ended
	September 30,	September 25,
In millions	2012	2011	Change
Consolidated net income	$1,340	$1,374	$(34)
Depreciation and amortization	262	243	19
Gain on sale of businesses	(6)	(68)	62
Gain on fair value adjustment for consolidated investee	(7)	—	(7)
Deferred income taxes	91	148	(57)
Equity in income of investees, net of dividends	(51)	7	(58)
Pension contributions in excess of expense	(74)	(71)	(3)
Other post-retirement benefits payments in excess of expense	(16)	(10)	(6)
Stock-based compensation expense	29	28	1
Excess tax benefits on stock-based awards	(12)	(4)	(8)
Translation and hedging activities	16	(14)	30
Changes in current assets and liabilities, net of acquisitions and divestitures:
Accounts and notes receivable	66	(469)	535
Inventories	(367)	(367)	—
Other current assets	(54)	(5)	(49)
Accounts payable	(145)	317	(462)
Accrued expenses	(398)	173	(571)
Changes in other liabilities and deferred revenue	154	93	61
Other, net	(41)	(7)	(34)
Net cash provided by operating activities	$787	$1,368	$(581)

Net cash provided by operating activities decreased for the nine months ended September 30, 2012, versus the comparable period in 2011, primarily due to unfavorable working capital fluctuations. During the first nine months of 2012, the net increase in working capital assets resulted in a cash outflow of $898 million compared to a cash outflow of $351 million during the first nine months of 2011.  This change of $547 million was primarily driven by lower accrued expenses than the comparable period, a decrease in accounts payable and higher cash tax payments of approximately $221 million, which were partially offset by a decrease in accounts and notes receivable.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  The U.S. trust investments maintained the excellent return trend from the first half of the year into the third quarter. As a result, for the nine months ended September 30, 2012, the return for our U.S. plan was 12 percent while our U.K. plan return was 4 percent.  Approximately 89 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining 11 percent of our plan assets are invested in less liquid, but market valued investments, including real estate and private equity.  We made $122 million of pension contributions in the nine months ended September 30, 2012, and we anticipate making total contributions of approximately $130 million to our pension plans in 2012.  Expected contributions to our defined benefit pension plans in 2012 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $51 million, net of reimbursements, in 2012.  The $122 million of pension contributions in the nine months ended September 30, 2012, included voluntary contributions of $107 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants.

Investing Activities

	Nine months ended
	September 30,	September 25,
In millions	2012	2011	Change
Capital expenditures	$(424)	$(377)	$(47)
Investments in internal use software	(62)	(31)	(31)
Investments in and advances to equity investees	(92)	(104)	12
Proceeds from sale of business, net of cash sold	10	111	(101)
Acquisition of businesses, net of cash acquired	(215)	—	(215)
Investments in marketable securities—acquisitions	(433)	(538)	105
Investments in marketable securities—liquidations	475	572	(97)
Cash flows from derivatives not designated as hedges	13	4	9
Other, net	9	7	2
Net cash used in investing activities	$(719)	$(356)	$(363)

Net cash used in investing activities increased for the nine months ended September 30, 2012, versus the comparable period in 2011, primarily due to cash investments for the acquisitions of Hilite and Cummins Central Power,  proceeds from the 2011 disposition of certain assets and liabilities of our exhaust business, which did not repeat in 2012, and increased capital expenditures.

Capital expenditures for the nine month period ended September 30, 2012, were $ 424 million compared to $ 377 million in the comparable period in 2011.  Despite the challenging economies around the world, we continue to invest in new product lines and targeted capacity expansions.  However, we now expect to spend approximately $650 million to $700 million in 2012.  Approximately one-half of our capital expenditures will be invested outside of the U.S.

Financing Activities

	Nine months ended
	September 30,	September 25,
In millions	2012	2011	Change
Proceeds from borrowings	$64	$96	$(32)
Payments on borrowings and capital lease obligations	(120)	(174)	54
Net borrowings under short-term credit agreements	5	(5)	10
Distributions to noncontrolling interests	(50)	(50)	—
Dividend payments on common stock	(246)	(178)	(68)
Repurchases of common stock	(231)	(546)	315
Excess tax benefits on stock-based awards	12	4	8
Other, net	16	13	3
Net cash used in financing activities	$(550)	$(840)	$290

Net cash used in financing activities decreased for the nine months ended September 30, 2012, versus the comparable period in 2011, primarily due to significantly lower repurchases of common stock and debt payments, which were partially offset by higher dividend payments.

In July 2012, the Board of Directors authorized a dividend increase of 25 percent from $0.40 per share to $0.50 per share on a quarterly basis.

Our total debt was $801 million as of September 30, 2012, compared with $783 million as of December 31, 2011.  Total debt as a percent of our total capital, including total long-term debt, was 10.5 percent at September 30, 2012, compared with 11.8 percent at December 31, 2011.

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock.  In 2012, we made the following quarterly purchases under this plan:

				Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For each quarter ended	Purchased	Per Share	Repurchases	Capacity
April 1	0.1	$114.97	$8	$474
July 1	1.8	104.00	188	286
September 30	0.4	84.95	35	251
Total	2.3	100.92	$231	251

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the third quarter of 2012 that have impacted these covenants or pricing modifications.  In October 2012, Fitch Ratings upgraded our ratings to ‘A’ and changed our outlook to stable.

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

Senior L-T
Credit Rating Agency	Debt Rating	Outlook
Moody’s Investors Service, Inc.	Baa1	Positive
Standard & Poor’s Rating Services	A	Stable
Fitch Ratings	A	Stable

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

A discussion of all other critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2011 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2012.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 16, “RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS,” in the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum
	(a) Total		Shares Purchased	Number of Shares
	Number of	(b) Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)
July 2 - August 5, 2012	413,215	$84.99	411,930	134,370
August 6 - September 2, 2012	5,122	98.19	—	131,587
September 3 - September 30, 2012	1,628	100.12	—	132,246
Total	419,965	85.21	411,930

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

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock.  As of September 30, 2012, we have $ 251 million available for purchase under this authorization.

During the three month period ended September 30, 2012, we repurchased 8,035 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

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

  Date:  October 31, 2012

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