Form 10-K
period 2012-12-31
CUMMINS INC
filed 2013-02-20
CIK 26172

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates was approximately $18.5 billion at July 1, 2012. This value includes all shares of the registrant's common stock, except for treasury shares.

         As of February 1, 2013, there were 189,844,829 shares outstanding of $2.50 par value common stock.

Documents Incorporated by Reference

         Portions of the registrant's definitive Proxy Statement for its 2013 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2012, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

        Certain parts of this annual report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should," or words of similar meaning. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof. Some of the future factors that could affect the outcome of forward-looking statements include the following:

  •
  a sustained slowdown or significant downturn in our markets;

  •
  a slowdown in infrastructure development;

  •
  unpredictability in the adoption, implementation and enforcement of emission standards around the world;

  •
  the actions of, and income from, joint ventures and other investees that we do not directly control;

  •
  changes in the engine outsourcing practices of significant customers;

  •
  a downturn in the North American truck industry or financial distress of a major truck customer;

  •
  a major customer experiencing financial distress;

  •
  any significant problems in our new engine platforms;

  •
  currency exchange rate changes;

  •
  supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

  •
  variability in material and commodity costs;

  •
  product recalls;

  •
  competitor pricing activity;

  •
  increasing competition, including increased global competition among our customers in emerging markets;

  •
  political, economic and other risks from operations in numerous countries;

  •
  changes in taxation;

  •
  the price and availability of energy;

  •
  global legal and ethical compliance costs and risks;

  •
  aligning our capacity and production with our demand;

  •
  product liability claims;

  •
  the development of new technologies;

  •
  obtaining customers for our new light-duty diesel engine platform and avoiding any related write-down in our investments in such platform;

  •
  increasingly stringent environmental laws and regulations;

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

 PART I

ITEM 1.    Business

OVERVIEW

        Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and approximately 6,500 dealer locations in more than 190 countries and territories.

OPERATING SEGMENTS

        We have four complementary operating segments: Engine, Components, Power Generation and Distribution. These segments share technology, customers, strategic partners, brand recognition and our distribution network in order to compete more efficiently and effectively in their respective markets. In each of our operating segments, we compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. Our products compete primarily on the basis of performance, fuel economy, speed of delivery, quality, customer support and price. Financial information about our operating segments, including geographic information, is incorporated by reference from Note 22, "OPERATING SEGMENTS," to our Consolidated Financial Statements.

 Engine Segment

        Engine segment sales and earnings before interest and taxes (EBIT) as a percentage of consolidated results were:

	Years ended December 31,
	2012	2011	2010
Percent of consolidated net sales(1)	50%	52%	49%
Percent of consolidated EBIT(1)	54%	53%	48%

(1)
Measured before intersegment eliminations

        Our Engine segment manufactures and markets a broad range of diesel and natural gas powered engines under the Cummins brand name, as well as certain customer brand names, for the heavy- and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products including:

  •
  Engines with a displacement range of 2.8 to 91 liters and horsepower ranging from 48 to 3,500;

  •
  New parts and service, as well as remanufactured parts and engines, through our extensive distribution network and

  •
  The newly developed light-duty diesel engine, which will be sold through the light construction vehicle, pick-up, bus and certain medium-duty truck markets.

        Our Engine segment is organized by engine displacement size and serves these end-user markets:

  •
  Heavy-Duty Truck—We manufacture diesel engines that range from 310 to 620 horsepower serving global heavy-duty truck customers worldwide.

  •
  Medium-Duty Truck and Bus—We manufacture medium-duty diesel engines ranging from 150 to 400 horsepower serving medium-duty and inter-city delivery truck customers worldwide, with key markets including North America, Latin America, Europe and Mexico. We also provide diesel or natural gas engines for school buses, transit buses and shuttle buses worldwide, with key markets including North America, Europe, Latin America and Asia.

  •
  Light-Duty Automotive and RV—We manufacture 320 to 385 horsepower diesel engines for Chrysler's heavy-duty chassis cab and pickup trucks and 300 to 600 horsepower diesel engines for Class A motor homes (RVs), primarily in North America.

  •
  Industrial—We provide mid-range, heavy-duty and high-horsepower engines that range from 31 to 3,500 horsepower for a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation and commercial and recreational marine applications throughout the world. Across these markets we have major customers in North America, Europe/Middle East/Africa (EMEA), China, Korea, Japan, Latin America, India, Russia, Southeast Asia, South Pacific and Mexico.

        The principal customers of our heavy- and medium-duty truck engines include truck manufacturers such as PACCAR Inc (PACCAR), Daimler Trucks North America, Ford Motor Company, International Truck, MAN Latin America and Volvo. We sell our industrial engines to manufacturers of construction, agricultural and marine equipment, including Komatsu, Belaz, Hyundai, Hitachi and JLG. The principal customers of our light-duty on-highway engines are Chrysler and manufacturers of RVs.

        In the markets served by our Engine segment, we compete with independent engine manufacturers as well as OEMs who manufacture engines for their own products. Our primary competitors in North America are International Truck and Engine Corporation (Engine Division), Detroit Diesel Corporation, Caterpillar Inc. (CAT), Volvo Powertrain, Ford Motor Company and Hino Power. Our primary competitors in international markets vary from country to country, with local manufacturers generally predominant in each geographic market. Other engine manufacturers in international markets include Weichai Power Co. Ltd., MAN Nutzfahrzeuge AG (MAN), Fiat Power Systems, GuangxiYuchai Group, GE Jenbacher, Tognum AG, CAT, Volvo, Yanmar Co., Ltd. and Deutz AG.

Components Segment

        Components segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2012	2011	2010
Percent of consolidated net sales(1)	19%	18%	19%
Percent of consolidated EBIT(1)	18%	18%	16%

(1)
Measured before intersegment eliminations

        Our Components segment supplies products which complement our Engine segment, including filtration products, turbochargers, aftertreatment systems and fuel systems for commercial diesel applications. We manufacture filtration systems for on- and off-highway heavy-duty and mid-range equipment, and we are a supplier of filtration products for industrial and passenger car applications. In addition, we develop aftertreatment systems and turbochargers to help our customers meet increasingly stringent emission standards and fuel systems which to date have primarily supplied our Engine segment and our joint venture partner Scania.

        Our Components segment is organized around the following businesses:

  •
  Emission solutions—Our emission solutions business is a global leader in designing, manufacturing and integrating aftertreatment technology and solutions for the commercial on-and off-highway medium-duty, heavy-duty and high-horsepower engine markets. Our emission solutions business develops and produces various emission solutions, including custom engineering systems and integrated controls, oxidation catalysts, particulate filters, oxides of nitrogen (NOx) reduction systems such as selective catalytic reduction and NOx adsorbers and engineered components such as dosers and sensors. Our emissions solutions business primarily serves markets in North America, Europe, Brazil and China and serves both OEM and engine first fit and retrofit customers.

  •
  Turbo technologies—Our turbo technologies business designs, manufactures and markets turbochargers for light-duty, mid-range, heavy-duty and high-horsepower diesel markets with manufacturing facilities in five countries and sales and distribution worldwide. Our turbo technologies business provides critical air handling technologies for engines, including variable geometry turbochargers, to meet challenging performance requirements and worldwide emission standards. Our turbo technologies business primarily serves markets in North America, Europe and Asia.

  •
  Filtration—Our filtration business designs and manufactures filtration, coolant and chemical products. The filtration business offers over 7,000 products including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolant, diesel exhaust fluid, fuel additives and other filtration systems to OEMs, dealers/distributors and end users. Our filtration business supports a wide customer base in a diverse range of markets including on-highway, off-highway, oil and gas, agriculture, marine, industrial and light-duty automotive. We produce and sell globally recognized Fleetguard® branded products in over 160 countries including countries in North America, Europe, South America, Asia, Australia and Africa. Fleetguard products are available through thousands of distribution points worldwide.

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

        Customers of our Components segment generally include our Engine and Distribution segments, truck manufacturers and other OEMs, many of which are also customers of our Engine segment, such as PACCAR, Daimler, Volvo, Komatsu, Ford and other manufacturers that use our components in their product platforms.

        Our Components segment competes with other manufacturers of filtration, turbochargers and fuel systems. Our primary competitors in these markets include Robert Bosch GmbH, Donaldson Company, Inc., Clarcor Inc., Mann+Hummel Group, Honeywell International, Borg-Warner, Tenneco Inc., Eberspacher Holding GmbH & Co. KG and Denso Corporation.

        On July 18, 2012, we acquired the doser technology business assets from Hilite Germany GmbH (Hilite) in a $176 million cash transaction. The acquisition was accounted for as a business combination with the majority of the purchase price being allocated to goodwill and technology and customer related intangible assets. The results of the acquired entity for 2012 were included in the Components operating segment. See Note 2, "ACQUISITIONS AND DIVESTITURES," to our Consolidated Financial Statements for additional detail.

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

Power Generation Segment

        Power Generation segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2012	2011	2010
Percent of consolidated net sales(1)	15%	16%	18%
Percent of consolidated EBIT(1)	12%	14%	18%

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

        In the first quarter of 2012, our Power Generation segment reorganized its reporting structure to include the following businesses:

  •
  Power products—Our power products business manufactures generators for commercial and consumer applications ranging from two kilowatts (kW) to one megawatt (MW) under the Cummins Power Generation and Cummins Onan brands.

  •
  Power systems—Our power systems business manufactures and sells diesel fuel-based generator sets over one MW, paralleling systems and transfer switches for critical protection and distributed generation applications. We also offer integrated systems that consist of generator sets, power transfer and paralleling switchgear for applications such as data centers, health care facilities and waste water treatment plants.

  •
  Generator technologies—Our generator technologies business designs, manufactures, sells and services A/C generator/alternator products internally as well as to other generator set assemblers. Our products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kilovolt-amperes (kVA) to 30,000 kVA.

  •
  Power solutions—Our power solutions business provides natural gas fuel-based turnkey solutions for distributed generation and energy management applications in the range of 300-2000 kW products. The business also serves the oil and gas segment and a global rental account for diesel and gas generator sets.

        This segment continuously explores emerging technologies and provides integrated power generation products using technologies other than reciprocating engines. We use our own research and development capabilities as well as those of our business partnerships to develop cost-effective and environmentally sound power solutions.

        Our customer base for our power generation products is highly diversified, with customer groups varying based on their power needs. India, China, the United Kingdom (U.K.), Western Europe, Latin America and the Middle East are our largest geographic markets outside of North America.

        Power Generation competes with a variety of engine manufacturers and generator set assemblers across the world. Our primary compeitiors are CAT, Tognum (MTU) and Kohler/SDMO (Kohler Group), but we also compete with GE Jenbacher, FG Wilson (CAT group), Generac, Mitsubishi (MHI) and numerous regional generator set assemblers. Our generator technologies business competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.

Distribution Segment

        Distribution segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2012	2011	2010
Percent of consolidated net sales(1)	16%	14%	14%
Percent of consolidated EBIT(1)	16%	15%	18%

(1)
Measured before intersegment eliminations

        Our Distribution segment consists of 23 company-owned and 18 joint venture distributors that service and distribute the full range of our products and services to end-users at approximately 400 locations in approximately 80 distribution territories. Our company-owned distributors are located in key markets, including North America, Australia, Europe, the Middle East, India, China, Africa, Russia, Japan, Brazil, Singapore and Central America, while our joint venture distributors are located in North America, South America, Africa, China, Thailand, Singapore and Vietnam.

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

        In addition to managing our involvement with our wholly-owned and partially-owned distributors, our Distribution segment is responsible for managing the performance and capabilities of our independent distributors. Our Distribution segment serves a highly diverse customer base with approximately 45 percent of its 2012 sales being generated from new engines and power generation equipment, compared to 47 percent in 2011, with its remaining sales generated by parts and filtration and service revenue.

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

        In July 2012, we acquired an additional 45 percent interest in Cummins Central Power from the former principal for consideration of approximately $20 million. The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution operating segment in the third quarter of 2012. Distribution segment results also included a $7 million gain, as we were required to re-measure our pre-existing 35 percent ownership interest in Cummins Central Power to fair value in accordance with accounting principles generally accepted in the United State of America (GAAP). See Note 2, "ACQUISITIONS AND DIVESTITURES," to our Consolidated Financial Statements for additional detail.

JOINT VENTURES, ALLIANCES AND NON-WHOLLY-OWNED SUBSIDIARIES

        We have entered into a number of joint venture agreements and alliances with business partners around the world. Our joint ventures are either distribution or manufacturing entities. We also own controlling interests in non-wholly-owned manufacturing and distribution subsidiaries. Seven entities, in which we own more than a 50 percent equity interest, are consolidated in our Distribution segment results as well as several manufacturing joint ventures in the other operating segments.

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

        Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2012		2011		2010
Distribution Entities
North American distributors	$147	42%	$134	36%	$101	32%
Komatsu Cummins Chile, Ltda.	26	8%	22	6%	16	5%
All other distributors	4	1%	4	1%	3	1%
Manufacturing Entities
Chongqing Cummins Engine Company, Ltd.	61	18%	68	18%	46	14%
Dongfeng Cummins Engine Company, Ltd.	52	15%	80	21%	99	31%
Cummins Westport, Inc.	14	4%	14	4%	10	3%
Shanghai Fleetguard Filter Co., Ltd.	13	4%	15	4%	12	4%
Tata Cummins, Ltd.	11	3%	14	4%	14	4%
Valvoline Cummins, Ltd.	8	2%	7	2%	8	3%
Beijing Foton Cummins Engine Co., Ltd.	5	1%	(7)	(2)%	(16)	(5)%
Komatsu manufacturing alliances	(3)	(1)%	3	1%	11	3%
All other manufacturers	9	3%	21	5%	17	5%

Cummins share of net income(1)	$347	100%	$375	100%	$321	100%

(1)
This total represents our share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to "Equity, royalty and interest income from investees" in the Consolidated Statements of Income, see Note 3, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements.

 Distribution Entities

  •
  North American Distributors—Our distribution channel in North America includes 11 unconsolidated partially-owned distributors. Our equity interests in these nonconsolidated entities range from 30 percent to 50 percent. We also have more than a 50 percent ownership interest in four partially owned distributors which we consolidate. While each distributor is a separate legal entity, the business of each is substantially the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

  •
  Komatsu Cummins Chile, Ltda.—Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in the Chilean and Peruvian markets.

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

  •
  Dongfeng Cummins Engine Company, Ltd.—Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation (Dongfeng), one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces Cummins 4- to 13-liter mechanical engines, full-electronic diesel engines, with a power range from 125 to 545 horsepower, and natural gas engines.

  •
  Cummins Westport, Inc.—Cummins Westport, Inc. is a joint venture in Canada with Westport Innovations Inc. to market and sell medium-duty automotive spark-ignited natural gas engines worldwide and to participate in joint technology projects on low-emission technologies.

  •
  Shanghai Fleetguard Filter Co., Ltd.—Shanghai Fleetguard Filter Co., Ltd. is a joint venture in China with Dongfeng that manufactures filtration systems.

  •
  Tata Cummins, Ltd.—Tata Cummins Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures engines in India for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications.

  •
  Valvoline Cummins, Ltd.—Valvoline Cummins, Ltd. is a joint venture in India with Ashland Inc., USA. This joint venture manufactures and distributes lubricants and oil related products in India which are used in automotive and industrial applications. Products include transmission fluids, hydraulic lubricants, automotive filters, cooling system products, greases and specialty products.

  •
  Beijing Foton Cummins Engine Co., Ltd.—Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beijing Foton Motor Co., Ltd., a commercial vehicle manufacturer, which produces ISF 2.8 liter and ISF 3.8 liter families of Cummins high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles in China, Brazil and Russia. Certain types of marine, small construction equipment and industrial applications are also served by these engine families.

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

  •
  Cummins-Scania XPI Manufacturing, LLC—Cummins-Scania XPI Manufacturing, LLC is a joint venture in the United States with Scania Holding, Inc. This joint venture manufactures several models of advanced fuel systems for heavy-duty and midrange diesel engines.

  •
  Cummins Olayan Energy Ltd.—Cummins Olayan Energy Ltd. is a joint venture in the Kingdom of Saudi Arabia with General Contracting Company to operate certain rental power generation equipment, which is primarily utilized within the Kingdom of Saudi Arabia.

  •
  Guangxi Cummins Industrial Power Co., Ltd.—Guangxi Cummins Industrial Power Co., Ltd. is a joint venture in China with Guangxi LiuGong Machinery Co. This joint venture manufactures 6.7 liter and 9.3 liter diesel engines for use in various construction equipment.

  •
  Fleetguard Filters Private, Ltd.—Fleetguard Filters Private, Ltd. is a joint venture in India with Perfect Sealing System Private Limited that manufactures and sells filtration systems primarily for commercial vehicle applications.

  •
  Cummins MerCruiser Diesel Marine, LLC—Cummins MerCruiser Diesel Marine, LLC (CMD) was a joint venture in the U.S. with Mercury Marine, a division of Brunswick Corporation, to develop, manufacture and sell recreational marine diesel products, including engines, sterndrive packages, inboard packages, instrument and controls, service systems and replacement and service parts and assemblies, complete integration systems and other related products. In April 2012, we executed our plans to dissolve the joint venture and to transition to a strategic supply arrangement between the two companies to more effectively and efficiently serve customers in the global diesel marine market. All business activities were moved from CMD to the parent companies at the time of the dissolution. We will continue to use Mercury Marine drives and control systems in conjunction with its extensive offering of mid-range and heavy-duty marine engines. The dissolution of the joint venture did not have a significant impact on our financial results.

Non-Wholly-Owned Subsidiary

        We have a controlling interest in Cummins India Ltd. (CIL), which is a publicly listed company on various stock exchanges in India. CIL produces mid-range, heavy-duty and high-horsepower engines, generators for the Indian and export markets and natural gas spark-ignited engines for power generation, automotive and industrial applications. CIL also has distribution and power generation operations. CIL's net income attributable to Cummins was $42 million, $44 million and $46 million for 2012, 2011 and 2010, respectively.

SUPPLY

        The performance of the end-to-end supply chain, extending through to our suppliers, is foundational to our ability to meet customers' expectations and support long-term growth. In order to ensure we meet the needs of our customers, we are committed to having a robust strategy for how we select and manage our suppliers.

        We have a strategic sourcing policy that guides decisions on what we make, when we establish supplier partnerships and what we purchase. Today we machine and assemble strategic components used in our engines and power generation units, including blocks, heads, turbochargers, connecting rods, camshafts, crankshafts, filters, alternators and fuel systems. We source externally purchased material and manufactured components from leading suppliers both domestically and internationally. Many suppliers are managed though long-term agreements that assure capacity, delivery, quality and cost requirements are met over an extended period. We have a "take or pay" contract with an emission solutions business supplier requiring us to purchase approximately $73 million annually through 2018. Approximately 60 to 70 percent of the total types of parts in our product designs are single sourced. Although we elect to source a relatively high proportion of our total raw materials and components from sole suppliers, we have an established annual sourcing strategy process that evaluates risk. This annual review process has led us to begin increasing our use of dual sourcing to both minimize risk and increase supply chain responsiveness.

        Other important elements of our sourcing strategy include:

  •
  working with suppliers to measure and improve their environmental footprint;

  •
  selecting and managing suppliers to comply with our supplier code of conduct and

  •
  assuring our suppliers do not use restricted or prohibited materials in our products.

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

SEASONALITY

        While individual product lines may experience modest seasonal variation in production, there is no material effect on the demand for the majority of our products on a quarterly basis with the exception that our Power Generation segment normally experiences seasonal declines in the first quarter due to general declines in construction spending during this period and our Distribution segment normally experiences seasonal declines in its first quarter business activity due to holiday periods in Asia and Australia.

LARGEST CUSTOMERS

        We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for approximately 13 percent of our consolidated net sales in 2012, compared to approximately 12 percent in 2011 and 7 percent in 2010. We have long-term supply agreements with PACCAR for our heavy-duty ISX 15 liter and ISX 11.9 liter engines and our ISL 9 liter mid-range engine. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2012. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have been an engine supplier to PACCAR for over 68 years. A summary of principal customers for each operating segment is included in our segment discussion.

        In addition to our agreement with PACCAR, we have long-term heavy-duty engine supply agreements with Volvo Trucks North America and Navistar International Corporation and long-term mid-range supply agreements with Daimler Trucks North America, Ford and MAN. We also have an agreement with Chrysler to supply engines for its Ram trucks. In our off-highway markets, we have various engine and component supply agreements ranging across our midrange and high-horsepower businesses with Komatsu Ltd., as well as various joint ventures and other license agreements in our Engine, Component and Distribution segments. Collectively, our net sales to these seven customers, including PACCAR, was approximately 33 percent of our consolidated net sales in 2012, compared to approximately 31 percent in 2011 and 25 percent in 2010. Excluding PACCAR, net sales to individual customers were less than 8 percent of our consolidated net sales to any single customer in 2012, compared to less than 6 percent in 2011 and less than 4 percent in 2010. These agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help assure the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.

BACKLOG

        Our 2012 lead times for the majority of our businesses improved from their 2011 levels. While we have supply agreements with some truck and off-highway equipment OEMs, most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm.

RESEARCH AND DEVELOPMENT EXPENSE

        In 2012, we increased our research, development and engineering expenses as we continued to invest in future critical technologies and products. We will continue to make investments to improve our current technologies, continue to meet the future emission requirements around the world and improve fuel economy.

        Our research and development program is focused on product improvements, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. Research and development expenses, net of contract reimbursements, were $721 million in 2012, $621 million in 2011 and $402 million in 2010. Contract reimbursements were $86 million in 2012, $75 million in 2011 and $68 million in 2010.

        For 2011 and 2010, approximately $1 million and $38 million or less than 1 percent and 9 percent, respectively, of our research and development expenditures were directly related to compliance with 2010 Environmental Protection Agency (EPA) emission standards. For 2012, 2011 and 2010, approximately $101 million, $104 million and $36 million or 14 percent, 17 percent and 9 percent, of our research and development expenditures were directly related to compliance with 2013 EPA emission standards.

ENVIRONMENTAL SUSTAINABILITY

        Our Environmental Sustainability principles attempt to positively impact the environment through the products that we make, how we use our facilities and how we impact communities where we live and work. Our newly formed Corporate Action Committee for Environmental Sustainability is developing a global plan to more fully integrate environmental stewardship across all of our businesses and functions. We continue to invest significantly to further reduce emissions from and increase the efficiency of our products. We attempt to work collaboratively with customers to improve their fuel economy, reduce their carbon footprints and conserve other resources. Over the past four years, we believe that we have reduced company-wide water usage intensity by approximately 45 percent, U.S.-wide process-derived hazardous waste generation by approximately 52 percent and company-wide landfill waste by approximately 28 percent, all normalized to total work hours. We also have articulated our positions on key public policy issues and on a wide range of environmental issues. We are actively engaged with regulatory, industry and other stakeholder groups around the world as GHG and fuel efficiency standards become more prevalent globally. For the eighth consecutive year, we were named to the Dow Jones World Sustainability Index, which recognizes the top 10 percent of the world's largest 2,500 companies in economic, environmental and social leadership. We were also named the top environmentally conscious industrial company in the U.S. in Newsweek's Green Rankings. Our Sustainability Report for 2011/2012 as well as an addendum of more detailed environmental data is available on our website at www.cummins.com, although such report and addendum are not incorporated into this Form 10-K.

ENVIRONMENTAL COMPLIANCE

Product Environmental Compliance

        Our engines are subject to extensive statutory and regulatory requirements that directly or indirectly impose standards governing emission and noise. We have substantially increased our global environmental compliance presence and expertise to better prepare for, understand and ultimately meet emerging product environmental regulations around the world. Our products comply with all current emission standards that the European Union (EU), EPA, the California Air Resources Board (CARB) and other state and international regulatory agencies have established for heavy-duty on-highway diesel and gas engines and off-highway engines. Our ability to comply with these and future emission standards is an essential element in maintaining our leadership position in regulated markets. We have made, and will continue to make, significant capital and research expenditures to comply with these standards. Our failure to comply with these standards could result in adverse effects on our future financial results.

EU and EPA Engine Certifications

        The current on-highway emission standards came into effect in the EU on October 1, 2008 (Euro V) and on January 1, 2010 for the EPA. To meet the more stringent heavy-duty on-highway emission standards, we used an evolution of our proven selective catalytic reduction (SCR) and exhaust gas recirculation (EGR) technology solutions and refined them for the EU and EPA certified engines to maintain power and torque with substantial fuel economy improvement and maintenance intervals comparable with our previous compliant engines. We offer a complete lineup of on-highway engines to meet the near-zero emission standards. Mid-range and heavy-duty engines for EU and EPA require NOx aftertreatment. NOx reduction is achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, SCR technology, next-generation cooled EGR, advanced electronic controls, proven air handling and the Cummins Diesel Particulate Filter (DPF). The EU, EPA, and CARB have certified that our engines meet the current emission requirements. Emission standards in international markets, including Japan, Mexico, Australia, Brazil, Russia, India and China are becoming more stringent. We believe that our experience in meeting the EU and EPA emission standards leaves us well positioned to take advantage of opportunities in these markets as the need for emission control capability grows.

        We have received certification from the EPA that we have met both the EPA 2013 and 2014 GHG regulations and rules. The EPA 2013 regulations add the requirement of On-Board Diagnostics, which were introduced on the ISX15 in 2010, across the full on-highway product line in 2013 in addition to maintaining the same near-zero emission levels of NOx and Particulate Matter (PM) required in 2010. On-Board Diagnostics provide enhanced service capability with standardized diagnostic trouble codes, service tool interface, in-cab warning lamp and service information availability. The new GHG and fuel-efficiency regulations will be required for all heavy-duty diesel and natural gas engines beginning in January 2014. Our GHG certification is the first engine certificate issued by the EPA and uses the same proven base engine with the XPI fuel system, Variable Geometry Turbocharger (VGT™), Cummins Aftertreatment System with DPF and SCR technology and fully integrated electronics.

Other Environmental Statutes and Regulations

        Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of our annual capital outlays and are not expected to be material in 2013. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.

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

        In addition, we have several other sites where we are working with governmental authorities on remediation projects. The costs for these remediation projects are not expected to be material.

EMPLOYEES

        As of December 31, 2012, we employed approximately 46,000 persons worldwide. Approximately 15,750 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2013 and 2015.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

        Following are the names and ages of our executive officers, their positions with us as of January 31, 2013, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
N. Thomas Linebarger (50)	Chairman of the Board of Directors and Chief Executive Officer (2012)	President and Chief Operating Officer (2008-2011), Executive Vice President and President—Power Generation (2005-2008)
Sharon R. Barner (55)	Vice President—General Counsel (2012)
Partner—Law firm of Foley & Lardner (2011-2012)
Deputy Under Secretary of Commerce—Intellectual Property and Deputy Director of the United States Patent and Trademark Office (2009-2011)
Partner—Law firm of Foley & Lardner (1996-2009)
Jean S. Blackwell (58)	Executive Vice President—Corporate Responsibility (2008)	Executive Vice President—Chief Financial Officer (2005-2008)
Pamela L. Carter (63)	Vice President and President—Distribution Business (2007)
Steven M. Chapman (58)	Group Vice President—China and Russia (2009)	Vice President—Emerging Markets and Businesses (2005-2009)
Jill E. Cook (49)	Vice President—Human Resources (2003)

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
Richard J. Freeland (55)	Vice President and President—Engine Business (2010)	Vice President and President—Components Group (2008-2010), Vice President and President—Worldwide Distribution Business (2005-2008)
Mark R. Gerstle (57)	Vice President—Community Relations (2011)	Vice President—Chief Administrative Officer (2008-2011), Vice President—Corporate Quality and Chief Risk Officer (2005-2008)
Richard E. Harris (60)	Vice President—Chief Investment Officer (2008)	Vice President—Treasurer (2003-2008)
Marsha L. Hunt (49)	Vice President—Corporate Controller (2003)
Marya M. Rose (50)	Vice President—Chief Administrative Officer (2011)	Vice President—General Counsel and Corporate Secretary (2001-2011)
Livingston L. Satterthwaite (52)	Vice President and President—Power Generation (2008)	Vice President—Generator Set Business (2003-2008)
Anant J. Talaulicar (51)	Vice President and President—Components Group (2010), Vice President and Managing Director—India ABO (2004)	Chairman and Managing Director—Cummins India Ltd. (2003-present)
John C. Wall (61)	Vice President—Chief Technical Officer (2000)
Patrick J. Ward (49)	Vice President—Chief Financial Officer (2008)	Vice President—Engine Business Controller (2006-2008)
Lisa M. Yoder (49)	Vice President—Global Supply Chain & Manufacturing (2011)	Vice President—Corporate Supply Chain (2010-2011), Executive Director—Supply Chain & Operations-Power Generation (2007-2010)

        Our Chairman and Chief Executive Officer is elected annually by our Board of Directors and holds office until the meeting of the Board of Directors at which his election is next considered. Other officers are appointed by the Chairman and Chief Executive Officer, are ratified by our Board of Directors and hold office for such period as the Chairman and Chief Executive Officer or the Board of Directors may prescribe.

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

A sustained slowdown or significant downturn in our markets could materially and adversely affect our results of operations, financial condition or cash flows.

        The global economy continued to slow throughout 2012 as we experienced declining demand in emerging markets, including Brazil and China, and a decline in India as the result of foreign currency fluctuations. The developed economies, including the U.S. economy, experienced slowing demand as the year progressed and continued to experience economic uncertainty driven by unresolved federal tax and budget issues, while Europe continued to struggle as the result of lingering high unemployment, concerns over European sovereign debt issues and the tightening of government budgets. If the global economy or some of our significant markets encounter a sustained slowdown or our emerging markets, particularly China and Brazil, don't recover to stronger growth rates; depending upon the length, duration and severity of such a slowdown, our results of operations, financial condition and cash flow would almost certainly be materially adversely affected. Specifically, our revenues would likely decrease, we may be forced to consider further restructuring actions, we may need to increase our allowance for doubtful accounts, our days sales outstanding may increase and we could experience impairments to assets of certain of our businesses.

A slowdown in infrastructure development could adversely affect our business.

        Infrastructure development has been a significant driver of our business in recent years, especially in the emerging markets of China and Brazil. In 2012, infrastructure spending in emerging markets steadily declined throughout the year. General weakness in economic growth or the perception that infrastructure has been overbuilt could lead to a further decline in infrastructure spending. Any sustained downturns in infrastructure development that result from these or other circumstances could adversely affect our business.

Unpredictability in the adoption, implementation and enforcement of increasingly stringent emission standards by multiple jurisdictions around the world could adversely affect our business.

        Our engines are subject to extensive statutory and regulatory requirements governing emission and noise, including standards imposed by the EPA, the European Union, state regulatory agencies (such as the CARB) and other regulatory agencies around the world. We have made, and will be required to continue to make, significant capital and research expenditures to comply with these emission standards. Developing engines to meet numerous changing government regulatory requirements, with different implementation timelines and emission requirements, makes developing engines efficiently for multiple markets complicated and could result in substantial additional costs that may be difficult to recover in certain markets. In some cases, we may be required to develop new products to comply with new regulations, particularly those relating to air emission. While we have met previous deadlines, our ability to comply with other existing and future regulatory standards will be essential for us to maintain our position in the engine markets we serve. The successful development and introduction of new and enhanced products in order to comply with new regulatory requirements are subject to other risks, such as delays in product development, cost over-runs and unanticipated technical and manufacturing difficulties.

        In addition to these risks, the nature and timing of government implementation and enforcement of increasingly stringent emission standards around the world is unpredictable and subject to change, or delays which could result in the products we developed or modified to comply with these standards becoming unnecessary or becoming necessary later than expected and in some cases negating our competitive advantage. This in turn can delay, diminish or eliminate the expected return on capital and research expenditures that we have invested in such products and may adversely affect our perceived competitive advantage in being an early, advanced developer of compliant engines.

We derive significant income from investees that we do not directly control.

        Our net income includes significant equity, royalty and interest income from investees that we do not directly control. For 2012, we recognized $384 million of equity, royalty and interest income from investees, compared to $416 million in 2011. The majority of our equity, royalty and interest income from investees is from our 11 unconsolidated North American distributors and from two of our joint ventures in China, Dongfeng Cummins Engine Company, Ltd. (DCEC) and Chongqing Cummins Engine Company, Ltd. (CCEC). Our equity ownership interests in our unconsolidated North American distributors generally range from 30 percent to 50 percent. We have 50 percent equity ownership interests in DCEC and CCEC. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these other entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations.

Our truck manufacturers and original equipment manufacturers (OEMs) customers may not continue to outsource their engine supply needs.

        Several of our engine customers, including PACCAR, Volvo AB, Navistar International Corporation and Chrysler, are truck manufacturers or OEMs that manufacture engines for some of their own products. Despite their own engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission capabilities, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. Increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could have a material adverse effect on our results of operations.

A downturn in the North American truck industry or other factors negatively affecting any of our truck OEM customers could materially adversely impact our results of operations.

        We make significant sales of engines and components to a few large truck OEMs in North America. If the North American truck market suffers a significant downturn, or if one of our large truck OEM customers experienced financial distress or bankruptcy, such circumstance would likely lead to significant reductions in our revenues and earnings, commercial disputes, receivable collection issues, and other negative consequences that could have a material adverse impact on our results of operations.

The discovery of any significant problems with our new engine platforms in North America could materially adversely impact our results of operations, financial condition and cash flow.

        The EPA and CARB have certified all of our 2012/2013 on-highway and off-highway engines, which utilize SCR technology to meet requisite emission levels. We introduced SCR technology into our engine platforms in 2010. The effective performance of SCR technology and the overall performance of these engine platforms impact a number of our operating segments and remain crucial to our success in North America. While these 2010 engine platforms have performed well in the field, the discovery of any significant problems in these platforms could result in recall campaigns, increased warranty costs, reputational risk and brand risk, and could materially adversely impact our results of operations, financial condition and cash flow.

We are subject to currency exchange rate and other related risks.

        We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. While we customarily enter into financial transactions that attempt to address these risks and many of our supply agreements with customers include currency exchange rate adjustment provisions, there can be no assurance that currency exchange rate fluctuations will not adversely affect our results of operations. In addition, while the use of currency hedging instruments may provide us with some protection from adverse fluctuations in currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in currency exchange rates.

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

        During 2012, we single sourced approximately 60 to 70 percent of the total types of parts in our product designs. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers, including capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, weather emergencies, natural disasters or acts of war or terrorism. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and our results of operations.

Our products are exposed to variability in material and commodity costs.

        Our businesses establish prices with our customers in accordance with contractual time frames; however, the timing of material and commodity market price increases may prevent us from passing these additional costs on to our customers through timely pricing actions. Additionally, higher material and commodity costs around the world may offset our efforts to reduce our cost structure. While we customarily enter into financial transactions and contractual pricing adjustment provisions with our customers that attempt to address some of these risks (notably with respect to copper, platinum and palladium), there can be no assurance that commodity price fluctuations will not adversely affect our results of operations. In addition, while the use of commodity price hedging instruments may provide us with some protection from adverse fluctuations in commodity prices, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in price. As a result, higher material and commodity costs, as well as hedging these commodity costs during periods of decreasing prices, could result in declining margins.

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

        The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. We primarily compete in the market with diesel engines and related diesel products; however, new technologies continue to be developed for gasoline, natural gas and other technologies and we will continue to face new competition from these expanding technologies. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support. We also face competitors in some emerging markets who have established local practices and long standing relationships with participants in these markets. There can be no assurance that our products will be able to compete successfully with the products of other companies and in other markets. For a more complete discussion of the competitive environment in which each of our segments operates, see "Operating Segments" in "Item 1 Business."

Increasing global competition among our customers may affect our existing customer relationships and restrict our ability to benefit from some of our customers' growth.

        As our customers in emerging markets continue to grow in size and scope, they are increasingly seeking to export their products to other countries. This has meant greater demand for our advanced engine technologies to help these customers meet the more stringent emissions requirements of developed markets, as well as greater demand for access to our distribution systems for purposes of equipment servicing. As these emerging market customers enter into and begin to compete in more developed markets, they may increasingly begin to compete with our existing customers in these markets. Our further aid to emerging market customers could adversely affect our relationships with developed market customers and, as a result, we may be pressured to restrict sale or support of some of our products in the areas of increased competition. In addition, to the extent the competition does not correspond to overall growth in demand, we may see little or no benefit from this type of expansion by our emerging market customers.

We are exposed to political, economic and other risks that arise from operating a multinational business.

        Approximately 53 percent of our net sales for 2012 and 59 percent in 2011 were attributable to customers outside the U.S. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

        We are subject to income taxes in the U.S. and numerous international jurisdictions. Our income tax provision and cash tax liability in the future could be adversely affected by changes in the distribution of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes to our assertions regarding permanent re-investment of our foreign earnings, changes in tax laws and the discovery of new information in the course of our tax return preparation process. The carrying value of deferred tax assets, which are predominantly in the U.S., is dependent on our ability to generate future taxable income in the U.S. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly judgmental. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. The amounts ultimately paid upon resolution of these or subsequent tax audits could be materially different from the amounts previously included in our income tax provision and, therefore, could have a material impact on our tax provision.

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

Our global operations are subject to laws and regulations that impose significant compliance costs and create reputational and legal risk.

        Due to the international scope of our operations, we are subject to a complex system of commercial and trade regulations around the world. Recent years have seen an increase in the development and enforcement of laws regarding trade compliance and anti-corruption such as the U.S. Foreign Corrupt Practices Act and similar laws from other countries. Our numerous foreign subsidiaries, affiliates and joint venture partners are governed by laws, rules and business practices that differ from those of the U.S. The activities of these entities may not comply with U.S. laws or business practices or our Code of Business Conduct. Violations of these laws may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition. We cannot predict the nature, scope or effect of future regulatory requirements to which our operations might be subject or the manner in which existing laws might be administered or interpreted.

We face the challenge of accurately aligning our capacity with our demand.

        We can experience capacity constraints and longer lead times for certain products in times of growing demand while we can also experience idle capacity as economies slow or demand for certain products decline. Accurately forecasting our expected volumes and appropriately adjusting our capacity have been, and will continue to be, important factors in determining our results of operations. We cannot guarantee that we will be able to increase manufacturing capacity to a level that meets demand for our products, which could prevent us from meeting increased customer demand and could harm our business. However, if we overestimate our demand and overbuild our capacity, we may have significantly underutilized assets and we may experience reduced margins. If we do not accurately align our manufacturing capabilities with demand it could have a material adverse effect on our results of operations.

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

        We began development of a new North American light-duty diesel engine platform in July 2006 to be used in a variety of on- and off-highway applications. Since that time, and as of December 31, 2012, we have capitalized investments of approximately $233 million. Market uncertainty due to the global recession resulted in some customers delaying or cancelling their vehicle programs, while others remain active. If customer expectations or volume projections further deteriorate from our current expected levels and we do not identify new customers, we may need to recognize an impairment charge and write the assets down to net realizable value.

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

Significant declines in future financial and stock market conditions could diminish our pension plan asset performance and adversely impact our results of operations, financial condition and cash flow.

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

        Significant declines in future financial and stock market conditions could cause material losses in our pension plan assets, which could result in increased pension expense in future years and adversely impact our results of operations, financial condition and cash flow. Depending upon the severity of market declines and government regulatory changes, we may be legally obligated to make pension payments in the U.S. and perhaps other countries and these contributions could be material.

We may be adversely impacted by work stoppages and other labor matters.

        As of December 31, 2012, we employed approximately 46,000 persons worldwide. Approximately 15,750 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2013 and 2015. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or suppliers could result in slow-downs or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

Manufacturing Facilities

        Our principal manufacturing facilities include our plants used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.
Engine	Indiana: Columbus, Seymour	Brazil: Sao Paulo
	Tennessee: Memphis	India: Pune
	New Mexico: Clovis	Mexico: San Luis Potosi
	New York: Lakewood	U.K.: Darlington, Daventry,
	North Carolina: Whitakers	Cumbernauld
Components	Indiana: Columbus	Australia: Kilsyth
	Iowa: Lake Mills	Brazil: Sao Paulo
	South Carolina: Charleston	China: Beijing, Shanghai, Wuxi, Wuhan
	Tennessee: Cookeville	France: Quimper
	Wisconsin: Mineral Point, Neillsville	Germany: Marktheidenfeld
India: Pune, Daman, Dewas, Pithampur,
Radurapur
Mexico: Ciudad Juarez, San Luis Potosi
South Africa: Pretoria, Johannesburg
South Korea: Suwon
Turkey: Ismir
U.K.: Darlington, Huddersfield
Power Generation	Indiana: Elkhart	Brazil: Sao Paulo
	Minnesota: Fridley	China: Wuxi, Wuhan
Germany: Ingolstadt
India: Pirangut, Ahmendnagar, Ranjangaon
Mexico: San Luis Potosi
Romania: Craiova
U.K.: Margate, Manston, Stamford

        In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.S., China, India, South Korea, Mexico and Sweden.

 Distribution Facilities

        The principal distribution facilities used by our Distribution segment are located in the following locations:

U.S. Facilities	Facilities Outside the U.S.
Kansas: Wichita	Australia: Scoresby
Massachusetts: Dedham	Belgium: Mechelen
Missouri: Kansas City	Canada: Surrey, Edmonton
Nebraska: Omaha	China: Beijing, Shanghai
New York: Bronx	Germany: Gross Gerau
Pennsylvania: Bristol, Harrisburg	India: Pune
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

        (b)   Use of proceeds—not applicable.

        (c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - November 4, 2012	284,881	$87.84	284,568	131,733
November 5 - December 2, 2012	2,653	99.54	—	131,514
December 3 - December 31, 2012	14,372	106.00	—	118,254

Total	301,906	88.80	284,568

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

        In 2011 we completed our prior authorization, purchasing the remaining $111 million (1.1 million shares) authorized under this plan. In February 2011, the Board of Directors authorized the acquisition of an additional $1 billion of our common stock beginning in 2011, and we acquired $518 million, or 5.3 million shares, under the new authorization in 2011. In 2012 we acquired $256 million, or 2.6 million shares, of our common stock leaving $226 million available for purchase under this authorization at December 31, 2012. In December 2012, the Board of Directors authorized the acquisition of an additional $1 billion of our common stock upon completion of the 2011 repurchase program.

        During the fourth quarter of 2012, we repurchased 17,338 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit. Loans are issued for initial five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period. Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made. We hold participants' shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan. There is no maximum amount of shares that we may purchase under this plan.

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

        The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Our peer group includes BorgWarner Inc, Caterpillar, Inc., Daimler AG, Danaher Corporation, Deere & Company, Donaldson Company Inc., Eaton Corporation, Emerson Electric Co., W.W. Grainger Inc., Honeywell International, Illinois Tool Works Inc., Ingersoll-Rand Company Ltd., Navistar International Corporation, PACCAR Inc, Parker-Hannifin Corporation, Textron Inc. and Volvo AB. Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON DEC. 31, 2007
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2012

ITEM 6.    Selected Financial Data

        The selected financial information presented below for each of the last five years ended December 31, beginning with 2012, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In millions, except per share amounts	2012	2011	2010	2009	2008
For the years ended December 31,
Net sales	$17,334	$18,048	$13,226	$10,800	$14,342
U.S. percentage of sales	47%	41%	36%	48%	41%
Non-U.S. percentage of sales	53%	59%	64%	52%	59%
Gross margin	4,508	4,589	3,168	2,169	2,940
Research, development and engineering expenses	728	629	414	362	422
Equity, royalty and interest income from investees	384	416	351	214	253
Interest expense	32	44	40	35	42
Consolidated net income(1)	1,738	1,946	1,140	484	818
Net income attributable to Cummins Inc.(1)(2)	1,645	1,848	1,040	428	755
Net earnings per share attributable to Cummins Inc.
Basic	$8.69	$9.58	$5.29	$2.17	$3.87
Diluted	8.67	9.55	5.28	2.16	3.84
Cash dividends declared per share	1.80	1.325	0.875	0.70	0.60
Cash flows from operations	$1,532	$2,073	$1,006	$1,137	$987
Capital expenditures	690	622	364	310	543
At December 31,
Cash and cash equivalents	$1,369	$1,484	$1,023	$930	$426
Total assets	12,548	11,668	10,402	8,816	8,519
Long-term debt	698	658	709	637	629
Total equity(3)	6,974	5,831	4,996	4,020	3,480

(1)
For the year ended December 31, 2012, consolidated net income included $52 million of restructuring and other charges ($35 million after-tax), a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures and a $20 million reserve ($12 million after-tax) related to legal matters. For the year ended December 31, 2011, consolidated net income included a $68 million gain ($37 million after-tax) related to the disposition of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the disposition of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement related to a June 2008 flood in Southern Indiana. For the year ended December 31, 2010, consolidated net income included $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. In 2010 it was determined that we overpaid a Brazilian revenue based tax during the period of 2004-2008. Consolidated net income includes a pre-tax recovery related to tax credits on imported products arising from this overpayment. For the year ended December 31, 2009, consolidated net income included $99 million in restructuring and other charges ($65 million after-tax) and a gain of $12 million related to flood damage recoveries. For the year ended December 31, 2008, consolidated net income included a $37 million restructuring charge ($26 million after-tax), a $36 million decrease in cash surrender value in corporate owned life insurance and $5 million of losses related to flood damages.

(2)
On January 1, 2009, we adopted changes issued by the Financial Accounting Standards Board to consolidation accounting and reporting. These changes, among others, require that minority interests be renamed noncontrolling interests and a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented.

(3)
In 2012, 2011, 2010 and 2008, we recorded non-cash charges (credits) to equity of $83 million, $96 million, $(125) million and $433 million, respectively, to reflect gains and losses associated with the effect of market conditions on our pension plans.

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
  2013 Outlook

  •
  Results of Operations

  •
  Restructuring and Other Charges

  •
  Operating Segment Results

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations and Other Commercial Commitments

  •
  Application of Critical Accounting Estimates

  •
  Recently Adopted and Recently Issued Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

        We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Daimler Trucks North America, Chrysler Group, LLC, Volvo AB, Komatsu, Navistar International Corporation, Aggreko plc, Ford Motor Company and MAN Nutzfahrzeuge AG. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and approximately 6,500 dealer locations in more than 190 countries and territories.

        Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment. The Components segment sells filtration products, aftertreatment, turbochargers and fuel systems. The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

        Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets. Demand in these markets tends to fluctuate in response to overall economic conditions. Our sales may also be impacted by OEM inventory levels and production schedules and stoppages. Economic downturns in markets we serve generally result in reductions in sales and pricing of our products. As a worldwide business, our operations are also affected by currency, political, economic and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve. As part of our growth strategy, we invest in businesses in certain countries that carry high levels of these risks such as China, Brazil, India, Mexico, Russia and countries in the Middle East and Africa. At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.

        The global economy continued to slow throughout 2012, although the impacts were partially offset by strong demand across several end markets in the U.S. and Canada (North America) in the first half of the year; however these markets weakened in the second half of the year, particularly the heavy-duty truck market. Economies in emerging markets, including China and Brazil experienced challenges throughout the year in most markets, especially the off-highway construction market in China and the medium-duty truck market in Brazil. Demand in India remained strong for power generation equipment; however, improved volumes were more than offset by unfavorable currency impacts. International (excludes the U.S. and Canada) off-highway construction markets have continued to deteriorate with engine shipments down 53 percent, including a 72 percent decline in China. The on-highway medium-duty truck market in Brazil declined as the result of the 2011 pre-buy ahead of the new 2012 emission requirements and one of our customers replacing our B6.7 engine with a proprietary engine in 2012 contributing to international medium-duty truck shipments being down 19 percent. North American demand for heavy-duty on-highway products increased 3 percent while medium-duty truck shipments increased 15 percent in 2012 compared to 2011; although demand in both of these markets declined in the second half of 2012. North American light-duty on-highway demand also improved with an increase in shipments to Chrysler of 37 percent in 2012 compared to 2011.

        Slow growth in the U.S. economy and uncertainty driven by unresolved federal tax and budget issues caused businesses to hold back on capital expenditures in 2012, thus impacting demand for truck and power generation equipment. The governments of China and India have controlled inflation through tight monetary policies in the form of rising interest rates and tightening access to credit, although both countries began easing these policies in response to reduced inflationary concerns in 2012. Brazil also began easing their monetary policies in the second half of 2012. Easing monetary policies could enhance our end markets; however, there likely will be a delay between when these policies are implemented and when our end markets respond. The European economy remains uncertain with continued volatility in the Euro countries. Although we do not have any significant direct exposure to European sovereign debt, we generated approximately 8 percent of our net sales from Euro zone countries in 2012. As a result of a number of markets unexpectedly slowing in mid-2012, continued weak economic data in a number of regions and increasing levels of uncertainty regarding the direction of the global economy, we implemented a number of cost reduction initiatives in the second half of 2012. In October 2012, we announced strategic actions necessary to respond to the current environment by cutting costs while maintaining investments in key growth programs. Actions include a number of measures to reduce costs including planned work week reductions, shutdowns at some manufacturing facilities and some targeted workforce reductions. We reduced our workforce by 1,300 people in the fourth quarter and incurred total restructuring charges of $52 million ($35 million after-tax), or $0.18 per diluted share.

        The following table contains sales and EBIT results by operating segment for the years ended December 31, 2012 and 2011. Refer to the section titled "Operating Segment Results" for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to income before taxes.

Operating Segments

	2012			2011			Percent change 2012 vs. 2011
		Percent of Total			Percent of Total
In millions	Sales		EBIT	Sales		EBIT	Sales	EBIT
Engine	$10,733	62%	$1,248	$11,307	63%	$1,384	(5)%	(10)%
Components	4,012	23%	426	4,063	23%	470	(1)%	(9)%
Power Generation	3,268	19%	285	3,498	19%	373	(7)%	(24)%
Distribution	3,277	19%	369	3,044	17%	386	8%	(4)%
Intersegment eliminations	(3,956)	(23)%	—	(3,864)	(22)%	—	2%	—
Non-segment	—	—	(25)	—	—	102	—	NM

Total	$17,334	100%	$2,303	$18,048	100%	$2,715	(4)%	(15)%

"NM"—not meaningful information.

        Net income attributable to Cummins Inc. for 2012 was $1,645 million, or $8.67 per diluted share, on sales of $17.3 billion, compared to 2011 net income attributable to Cummins Inc. of $1,848 million, or $9.55 per diluted share, on sales of $18.0 billion. The decrease in income and earnings per share was driven by higher operating expenses, lower gross margins and lower equity, royalty and interest income from investees, partially offset by a lower effective tax rate of 23.5 percent versus 27.1 percent in 2011. In addition, the significant gains we recorded in 2011 for the disposition of certain assets and liabilities of our exhaust business and light-duty filtration business and flood damage recoveries did not repeat in 2012. Diluted earnings per share for 2012 benefited $0.06 from lower shares primarily due to the stock repurchase program.

        In July 2012, we completed the acquisition of Hilite Germany GmbH (Hilite) in a cash transaction for $176 million. We also acquired an additional 45 percent interest in Cummins Central Power for consideration of approximately $20 million.

        We generated $1.5 billion of operating cash flows in 2012, compared to $2.1 billion in 2011. Refer to the section titled "Operating Activities" in the "Liquidity and Capital Resources" section for a discussion of items impacting cash flows.

        In February 2011, the Board of Directors approved a share repurchase program and authorized the acquisition of up to $1 billion of our common stock. We repurchased $256 million of common stock in 2012. In December 2012, the Board of Directors authorized the acquisition of up to $1 billion of our common stock upon completion of the 2011 repurchase program.

        In July 2012, the Board of Directors authorized a dividend increase of 25 percent from $0.40 to $0.50 per share on a quarterly basis effective in the third quarter. Our debt to capital ratio (capital is defined as debt plus equity) at December 31, 2012, was 10.0 percent, compared to 11.8 percent at December 31, 2011. As of the date of filing of this Annual Report on Form 10-K, we had an 'A' credit rating with a stable outlook from Standard & Poor's Rating Services, an 'A' credit rating and a stable outlook from Fitch Ratings and a 'Baa1' credit rating with a positive outlook from Moody's Investors Service, Inc. In addition to our $1.6 billion in cash and marketable securities on hand, we have sufficient access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.

        On November 9, 2012, we entered into a five-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.75 billion senior unsecured revolving credit facility, the proceeds of which are to be used by us for working capital or other general corporate purposes.

        Our global pension plans, including our unfunded non-qualified plans, were 98 percent funded at year-end 2012. Our U.S. qualified plan, which represents approximately 60 percent of our worldwide pension obligation, was 106 percent funded and our United Kingdom (U.K.) plan was 104 percent funded. Asset returns in 2012 for the U.S. qualified plan were 14 percent while the year-end 2012 discount rate was 3.95 percent, down 0.85 percentage points from the 2011 discount rate of 4.80 percent. We expect to contribute $170 million of cash to our global pension plans in 2013. We do not have a required minimum pension contribution obligation for our U.S. plans in 2013. We expect pension and other postretirement benefit expense in 2013 to increase by approximately $35 million pre-tax, or $0.14 per diluted share, when compared to 2012. Refer to application of critical accounting estimates within MD&A and Note 12, "PENSION AND OTHER POST RETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other post-retirement benefit plans.

2013 OUTLOOK

Near-Term

        The global economy continued to slow throughout 2012, although the impacts were partially offset by strong demand across several end markets in North America in the first half of the year; however these markets weakened in the second half of the year, particularly the heavy-duty truck market. Economies in emerging markets, including China and Brazil experienced challenges throughout the year in most markets, especially the off-highway construction market in China and the medium-duty truck market in Brazil. Demand in India remained strong for power generation equipment; however, improved volumes were more than offset by unfavorable currency impacts.

        We currently expect the following positive trends in 2013:

  •
  The Brazilian economy is expected to experience stronger growth in 2013 which is anticipated to result in improving demand in both truck and industrial markets over 2012 levels.

  •
  Demand in some of our markets is expected to improve in the second half of 2013 following a slower start in the first half of the year.

  •
  The new heavy-duty supply agreement with Navistar International Corporation is expected to have a positive impact on our heavy-duty truck engine and component sales.

        We currently expect the following challenges to our business that may reduce our earnings potential in 2013:

  •
  Political decisions in the U.S. regarding federal tax and budget issues could continue to create economic uncertainty that may limit capital investments and negatively impact the overall North American economy in the first half of 2013.

  •
  We expect most of our markets to be weak in the first quarter of 2013 but should begin to improve in the second quarter, although remaining below 2012 levels in the first half of 2013.

  •
  Demand in certain European markets could continue to decline due to economic uncertainty.

  •
  Growth in international markets could be negatively impacted if emission regulations are not strictly enforced.

  •
  Demand for our products in certain industrial markets in China could remain low due to high equipment inventory levels.

  •
  Currency volatility could continue to put pressure on earnings.

  •
  North American oil and gas markets could continue to remain weak.

  •
  Domestic and international mining markets could continue to deteriorate if commodity prices weaken.

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

  •
  energy availability and cost issues and

  •
  globalization of industries like ours.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions (except per share amounts)	2012	2011	2010	Amount	Percent	Amount	Percent
NET SALES	$17,334	$18,048	$13,226	$(714)	(4)%	$4,822	36%
Cost of sales	12,826	13,459	10,058	633	5%	(3,401)	(34)%

GROSS MARGIN	4,508	4,589	3,168	(81)	(2)%	1,421	45%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	1,900	1,837	1,487	(63)	(3)%	(350)	(24)%
Research, development and engineering expenses	728	629	414	(99)	(16)%	(215)	(52)%
Equity, royalty and interest income from investees	384	416	351	(32)	(8)%	65	19%
Gain on sale of businesses	6	121	—	(115)	(95)%	121	100%
Other operating income (expense), net	(16)	21	(16)	(37)	NM	37	NM

OPERATING INCOME	2,254	2,681	1,602	(427)	16%	1,079	67%
Interest income	25	34	21	(9)	(26)%	13	62%
Interest expense	32	44	40	12	27%	(4)	(10)%
Other income (expense), net	24	—	34	24	100%	(34)	(100)%

INCOME BEFORE INCOME TAXES	2,271	2,671	1,617	(400)	15%	1,054	65%
Income tax expense	533	725	477	192	26%	(248)	(52)%

CONSOLIDATED NET INCOME	1,738	1,946	1,140	(208)	11%	806	71%
Less: Net income attributable to noncontrolling interests	93	98	100	5	5%	2	2%

NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,645	$1,848	$1,040	$(203)	(11)%	$808	78%

Diluted earnings per common share attributable to Cummins Inc.	$8.67	$9.55	$5.28	$(0.88)	(9)%	$4.27	81%

				Favorable/(Unfavorable) Percentage Points
Percent of sales	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Gross margin	26.0%	25.4%	24.0%	0.6	1.4
Selling, general and administrative expenses	11.0%	10.2%	11.2%	(0.8)	1.0
Research, development and engineering expenses	4.2%	3.5%	3.1%	(0.7)	(0.4)

2012 vs. 2011

Net Sales

        Net sales decreased versus 2011 and was primarily driven by the following:

  •
  Engine segment sales decreased by 5 percent due to weakness in industrial demand, especially in international construction markets, and lower volumes in the Brazilian medium-duty truck market, which were partially offset by growth in the North American on-highway markets in the first half of the year, led by the heavy-duty business.

  •
  Foreign currency fluctuations unfavorably impacted sales by 2 percent.

  •
  Power Generation segment sales decreased by 7 percent due to lower demand in the generator technologies, power solutions and power systems businesses, which were partially offset by growing demand in the power product business, especially in North America.

  •
  Components segment sales, excluding acquisitions, decreased by 2 percent due to $126 million of sales in 2011 related to assets sold in 2011 and lower demand in the turbo technologies, filtration and fuel systems businesses, which were partially offset by higher demand in the emission solutions business, primarily in North America and Brazil.

        The decreases above were partially offset as Distribution segment sales, excluding acquisitions, increased by 2 percent due to higher demand for parts and filtration products especially in North and Central America, increased power generation growth in East Asia, increased demand in the South Pacific and higher service demand from South Pacific mining customers, which were partially offset by lower engine product sales due to a slowdown in the North American oil and gas markets.

        A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.

        Sales to international markets were 49 percent of total net sales in 2012, compared with 56 percent of total net sales in 2011.

Gross Margin

        Gross margin decreased by $81 million and as a percentage of sales increased by 0.6 percentage points. The increase in gross margin as a percentage of sales was primarily due to lower material costs, improved price realization, lower warranty costs and favorable product mix, which were partially offset by lower volumes, unfavorable foreign currency fluctuations and restructuring charges of $29 million.

        The provision for warranties issued as a percentage of sales was 2.1 percent in both 2012 and 2011. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses increased primarily due to higher consulting of $45 million, restructuring and other charges of $20 million and an increase of $19 million in compensation and related expenses, which were partially offset by reduced discretionary spending in the second half of the year. Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives launched prior to a number of markets unexpectedly slowing in mid-2012. Compensation and related expenses include salaries, fringe benefits and variable compensation. Variable compensation related to 2012 performance decreased $87 million over variable compensation related to 2011 performance. In the third quarter of 2012, we implemented a number of cost reduction initiatives to align our cost structure with the slowdown in demand at several of our key markets in the second half of the year. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.0 percent in 2012 from 10.2 percent in 2011.

Research, Development and Engineering Expenses

        Research, development and engineering expenses increased primarily due to an increase of $54 million in compensation and related expenses and increased consulting of $32 million. Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives. Compensation and related expenses include salaries, fringe benefits and variable compensation. Variable compensation related to 2012 performance decreased $25 million over variable compensation related to 2011 performance. Research, development and engineering expenses in 2012 also included restructuring and other charges of $3 million. Overall, research, development and engineering expenses, as a percentage of sales, increased to 4.2 percent in 2012 from 3.5 percent in 2011. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

        Equity, royalty and interest income from investees decreased primarily due to the following:

In millions	2012 vs. 2011 Increase/(Decrease)
Dongfeng Cummins Engine Company, Ltd. (DCEC)	$(28)
Chongqing Cummins Engine Company, Ltd. (CCEC)	(7)
Beijing Foton Cummins Engine Co., Ltd. (BFCEC)	12
North American distributors	13
All other	(18)

Cummins share of net income	(28)
Royalty and interest income	(4)

Equity, royalty and interest income from investees	$(32)

        The decreases above were primarily due to lower sales in China at DCEC and CCEC, which were partially offset by growth in North American distributors and higher sales at BFCEC.

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

        Sales for this business were $62 million and $171 million in 2011 (through closing) and 2010, respectively. Income before income taxes for this business were approximately $9 million and $22 million in 2011 (through closing) and 2010, respectively.

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

        Sales for this business were $64 million and $74 million in 2011 (through closing) and 2010, respectively. Income before income taxes for this business were approximately $13 million and $9 million in 2011 (through closing) and 2010, respectively.

        In the second quarter of 2012, we recorded an additional $6 million gain ($4 million after-tax) related to final purchase price adjustments for our 2011 divestitures. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2012.

Other Operating Income (Expense), Net

        Other operating income (expense), net was as follows:

	Years ended December 31,
In millions	2012	2011
Royalty income	$18	$12
Flood damage gain	—	38
Loss on sale of fixed assets	(2)	(10)
Royalty expense	(3)	(3)
Amortization of intangible assets	(8)	(5)
Legal matters	(20)	(5)
Other, net	(1)	(6)

Total other operating income (expense), net	$(16)	$21

Interest Income

        Interest income decreased primarily due to lower average investment balances in 2012 compared to 2011.

Interest Expense

        Interest expense decreased primarily due to lower capitalized interest in 2011 and the termination of a capital lease in September 2011.

Other Income (Expense), Net

        Other income (expense), net was as follows:

	Years ended December 31,
In millions	2012	2011
Gain on sale of equity investment	$13	$—
Dividend income	7	7
Gain on fair value adjustment for consolidated investee(1)	7	—
Change in cash surrender value of corporate owned life insurance	5	12
Gain on marketable securities, net	3	—
Foreign currency losses, net	(14)	(14)
Bank charges	(15)	(16)
Other, net	18	11

Total other income (expense), net	$24	$—

(1)
See Note 2, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements for more details.

Income Tax Expense

        Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2012 was 23.5 percent compared to 27.1 percent for 2011. Our 2012 income tax provision includes a one-time $134 million tax benefit resulting from transactions entered into and tax return elections made with respect to our U.K. operations. Our 2011 income tax provision includes a tax benefit of $48 million related to prior year refund claims filed for additional research tax credits, as well as additional foreign income and related foreign tax credits, net of related tax reserves. Our effective tax rate for 2011 also includes a tax benefit of $19 million related to the release of deferred U.S. tax liabilities on certain foreign earnings, as a result of restructuring our foreign operations. Also included in 2011 is a tax benefit of $16 million resulting from the reduction of our unrecognized tax benefits primarily due to settlements with taxing authorities. The 2011 income tax provision also includes other tax items totaling to a $2 million net tax charge, primarily relating to the enactment of state law changes in Indiana and changes in the U.K. as well as adjustments to our income tax accounts based on our 2010 tax return filings.

        On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted. This legislation retroactively extended the U.S. federal research credit for two years, from January 1, 2012, through December 31, 2013. We expect our 2013 effective tax rate, which will include an estimated 1 percent benefit for the 2013 research credit, to be 26 percent excluding any one-time items that may arise. Additionally, we anticipate that our first quarter 2013 results will include a one-time tax benefit of approximately $28 million representing the net benefit attributable to the 2012 research credit. Earnings of our China operations generated after December 31, 2011, are considered to be permanently reinvested and additional U.S. deferred tax is no longer being provided on these earnings generated after 2011. We have $702 million of retained earnings and related cumulative translation adjustments in our China operations generated prior to December 31, 2011 and have provided a U.S. deferred tax liability of $158 million relating to these earnings and related translation adjustments. We anticipate that these earnings will be distributed to the U.S. within the next five years.

Noncontrolling Interests

        Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries decreased primarily due to a decline of $5 million at Wuxi Cummins Turbo Technologies Co. Ltd., $3 million at Cummins Western Canada LP. and $3 million at Power Systems India. The decreases were partially offset by an increase of $6 million at Cummins Power Solutions Ltd. and $2 million at Cummins Central Power LLC.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

        Net income and diluted earnings per share attributable to Cummins Inc. decreased primarily due to lower volumes, particularly in the international construction and medium-duty truck markets, higher research, development and engineering expenses, higher selling, general and administrative expenses and lower equity, royalty and interest income from investees. These decreases were partially offset by improved gross margin as a percentage of sales and a lower effective tax rate of 23.5 percent versus 27.1 percent in 2011. In addition, the significant gains we recorded in 2011 for the disposition of certain asset and liabilities of our exhaust business and light-duty filtration business and flood damage recoveries from the insurance settlement regarding a June 2008 flood in Southern Indiana did not repeat in 2012. Diluted earnings per share for 2012 also benefited $0.06 from lower shares primarily due to the stock repurchase program.

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

        Sales to international markets were 56 percent of total net sales in 2011, compared with 60 percent of total net sales in 2010.

Gross Margin

        Gross margin increased by $1,421 million and as a percentage of sales increased by 1.4 percentage points. The significant improvement was led by increases in volume, improved price realization, higher product content on certain products and favorable currency impacts, partially offset by higher material costs, higher commodity costs and higher base warranty costs due to increased volumes and increasing mix of EPA 2010 products. Gross margin in 2010 also benefited from a one-time $32 million tax recovery in Brazil. See Note 14, "COMMITMENTS AND CONTINGENCIES," in our Consolidated Financial Statements for more information.

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

Equity, Royalty and Interest Income From Investees

        Equity, royalty and interest income from investees increased primarily due to the following:

In millions	2011 vs. 2010 Increase/(Decrease)
North American distributors	$33
Chongqing Cummins Engine Company, Ltd.	22
Beijing Foton Cummins Engine Co., Ltd.	9
Dongfeng Cummins Engine Company, Ltd.	(19)
All other	9

Cummins share of net income	54
Royalty and interest income	11

Equity, royalty and interest income from investees	$65

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

        Sales for this business were $62 million, $171 million and $126 million in 2011 (through closing), 2010 and 2009, respectively. Income before income taxes for this business were approximately $9 million, $22 million and $11 million in 2011 (through closing), 2010 and 2009, respectively.

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

        Sales for this business were $64 million, $74 million and $54 million in 2011 (through closing), 2010 and 2009, respectively. Income before income taxes for this business were approximately $13 million, $9 million and $2 million in 2011 (through closing), 2010 and 2009, respectively.

        We have entered into supply and other agreements with the operations that represent ongoing involvement and as such, the results of these operations have not been presented as discontinued operations.

Other Operating Income (Expense), Net

        Other operating income (expense), net was as follows:

	Years ended December 31,
In millions	2011	2010
Flood damage gain (loss)	$38	$(2)
Royalty income	12	10
Royalty expense	(3)	(3)
Amortization of intangible assets	(5)	(15)
Legal matters	(5)	—
Loss on sale of fixed assets	(10)	(4)
Other, net	(6)	(2)

Total other operating income (expense), net	$21	$(16)

        In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage. In October 2011, we received $40 million from our insurance carriers to settle all outstanding 2008 flood claims. As a result, we recognized a gain of approximately $38 million ($24 million after-tax), net of any remaining flood related expenses, in "Other operating income (expense), net" in our Consolidated Statements of Income.

Interest Income

        Interest income increased primarily due to higher average cash balances in addition to higher average interest rates.

Interest Expense

        Interest expense increased primarily due to lower capitalized interest in 2011 and higher average debt, partially offset by lower interest rates.

Other Income (Expense), Net

        Other income (expense) was as follows:

	Years ended December 31,
In millions	2011	2010
Change in cash surrender value of corporate owned life insurance	$12	$12
Dividend income	7	7
Gain on fair value adjustment for Cummins Western Canada	—	12
Life insurance proceeds	—	7
Foreign currency losses, net	(14)	(1)
Bank charges	(16)	(15)
Other, net	11	12

Total other income (expense), net	$—	$34

Income Tax Expense

        Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2011 was 27.1 percent compared to 29.5 percent for 2010. Our 2011 income tax provision includes a tax benefit of $48 million related to prior year refund claims filed for additional research tax credits, as well as additional foreign income and related foreign tax credits, net of related tax reserves. Our effective tax rate for 2011 also includes a tax benefit of $19 million related to the release of deferred U.S. tax liabilities on certain foreign earnings, as a result of restructuring our foreign operations. Also included in 2011 is a tax benefit of $16 million resulting from the reduction of our unrecognized tax benefits primarily due to settlements with taxing authorities. The 2011 income tax provision also includes other tax items totaling to a $2 million net tax charge, primarily relating to the enactment of state law changes in Indiana and changes in the U.K. as well as adjustments to our income tax accounts based on our 2010 tax return filings. Our 2010 income tax provision includes a $17 million reduction in the fourth quarter related to the legislative reinstatement of the U.S. research tax credit as well as a $3 million tax benefit related to the release of deferred U.S. tax liabilities on foreign earnings now considered to be permanently reinvested outside of the U.S.

Noncontrolling Interests

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

RESTRUCTURING AND OTHER CHARGES

        We have executed restructuring actions primarily in the form of involuntary separation programs in the fourth quarter of 2012. These actions were in response to deterioration in our U.S. businesses and most key markets around the world in the second half of 2012, as well as a reduction in orders in most U.S. and global markets for 2013. We reduced our worldwide professional workforce by approximately 650 employees, or 3 percent. We also reduced our hourly workforce by approximately 650 employees. During 2012, we incurred a pre-tax charge related to the professional and hourly workforce reductions of approximately $49 million.

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

        We incurred a $1 million charge for lease terminations and a $2 million charge for asset impairments and other non-cash charges. During 2012, we recorded restructuring and other charges of $52 million ($35 million after-tax). These restructuring actions included:

In millions	Year ended December 31, 2012
Workforce reductions	$49
Exit activities	1
Other	2

Restructuring and other charges	$52

        If the 2012 restructuring actions are successfully implemented, we expect the annualized savings from the professional actions to be approximately $39 million. Our charge related to the professional actions was approximately $32 million. Approximately 32 percent of the savings from the restructuring actions will be realized in cost of sales, 53 percent in selling, general and administrative expenses and 15 percent in research, development and engineering expenses. We expect the accrual to be paid in cash which will be funded with cash generated from operations.

        At December 31, 2012, of the approximately 1,300 employees to be affected by this plan, 1,130 had been terminated.

        Restructuring and other charges were included in each segment in our operating results as follows:

In millions	Year ended December 31, 2012
Engine	$20
Distribution	14
Power Generation	12
Components	6

Restructuring and other charges	$52

        The table below summarizes the activity and balance of accrued restructuring charges, which is included in "Other accrued expenses" in our Consolidated Balance Sheets for the year ended December 31, 2012.

In millions	Charges	Payments	Accrued Balance at December 31, 2012
Restructuring charges(1)	$50	$25	$25

(1)
Restructuring charges include severance pay and benefits and related charges and lease termination costs.

        The table below summarizes where the restructuring and other charges are located in our Consolidated Statements of Income for the year ended December 31, 2012.

In millions	Year ended December 31, 2012
Cost of sales	$29
Selling, general and administrative expenses	20
Research, development and engineering expenses	3

Restructuring and other charges	$52

OPERATING SEGMENT RESULTS

        Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment. The Components segment sells filtration products, aftertreatment, turbochargers and fuel systems. The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

        We use segment EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) as a primary basis for the chief operating decision-maker to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

        The accounting policies of our operating segments are the same as those applied in our Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, changes in cash surrender value of corporate owned life insurance, flood damage gains or losses, divestiture gains or losses or income taxes to individual segments. In 2012, non-segment items included a $20 million reserve ($12 million after-tax) related to legal matters and a $6 million gain related to adjustments from our 2011 divestitures, while 2011 included the gain on disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business and 2010 included a Brazil revenue tax recovery. These gains were not allocated to the businesses as they were not considered in our evaluation of operating results for the year. Segment EBIT may not be consistent with measures used by other companies.

        Following is a discussion of operating results for each of our business segments.

Engine Segment Results

        Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
External sales	$9,101	$9,649	$6,594	$(548)	(6)%	$3,055	46%
Intersegment sales	1,632	1,658	1,294	(26)	(2)%	364	28%

Total sales	10,733	11,307	7,888	(574)	(5)%	3,419	43%
Depreciation and amortization	192	181	171	(11)	(6)%	(10)	(6)%
Research, development and engineering expenses	433	397	263	(36)	(9)%	(134)	(51)%
Equity, royalty and interest income from investees	127	166	161	(39)	(23)%	5	3%
Interest income	11	18	12	(7)	(39)%	6	50%
Segment EBIT	1,248	1,384	809	(136)	(10)%	575	71%

				Percentage Points	Percentage Points
Segment EBIT as a percentage of total sales	11.6%	12.2%	10.3%	(0.6)	1.9

        Engine segment sales by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
Heavy-duty truck	$2,964	$2,791	$1,503	$173	6%	$1,288	86%
Medium-duty truck and bus	2,091	2,320	1,435	(229)	(10)%	885	62%
Light-duty automotive and RV	1,279	1,176	1,022	103	9%	154	15%

Total on-highway	6,334	6,287	3,960	47	1%	2,327	59%
Industrial	3,233	3,850	2,889	(617)	(16)%	961	33%
Stationary power	1,166	1,170	1,039	(4)	—	131	13%

Total sales	$10,733	$11,307	$7,888	$(574)	(5)%	$3,419	43%

        Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	Amount	Percent	Amount	Percent
Mid-range	440,500	509,400	368,900	(68,900)	(14)%	140,500	38%
Heavy-duty	119,100	116,300	61,200	2,800	2%	55,100	90%
High-horsepower	19,800	21,600	18,500	(1,800)	(8)%	3,100	17%

Total unit shipments	579,400	647,300	448,600	(67,900)	(10)%	198,700	44%

2012 vs. 2011

Sales

        Engine segment sales decreased versus 2011 due to lower demand in the industrial and medium-duty truck and bus businesses, partially offset by growth in the heavy-duty truck and light-duty automotive and RV businesses. The following are the primary drivers by market:

  •
  Industrial market sales decreased primarily due to a 53 percent decline in construction engine shipments in international markets, including a 72 percent decline in China, and a 44 percent decline in engine shipments to the North American oil and gas markets due to weakened natural gas prices, which were partially offset by a 4 percent increase in engine shipments in the North American construction market.

  •
  Medium-duty truck and bus sales decreased primarily due to lower demand in the Brazilian truck market due to pre-buy activity in the second half of 2011 ahead of the implementation of Euro V emission regulations in the first quarter of 2012 and one of our customers replacing our B6.7 engine with a proprietary engine in 2012. The B6.7 engine replacement was partially offset by the 2012 launch of our ISF and 9 liter engines in new light-duty on-highway and medium-duty truck applications, respectively, with this same customer. The decrease was further offset by improved demand in North American markets.

        The decreases above were partially offset by the following:

  •
  Heavy-duty truck engine sales increased due to growth in the North American on-highway markets in the first half of the year, primarily as a result of the replacement of aging fleets.

  •
  Light-duty automotive and RV sales increased primarily due to a 37 percent improvement in units shipped to Chrysler.

        Total on-highway-related sales for 2012 were 59 percent of total engine segment sales, compared to 56 percent in 2011.

Segment EBIT

        Engine segment EBIT decreased versus 2011, primarily due to lower gross margin, lower equity, royalty and interest income from investees, higher research, development and engineering expenses and higher selling, general and administrative expenses. Engine segment EBIT for 2012 included restructuring and other charges of $20 million in the fourth quarter. Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2012 vs. 2011 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(82)	(3)%	0.3
Selling, general and administrative expenses	(8)	(1)%	(0.4)
Research, development and engineering expenses	(36)	(9)%	(0.5)
Equity, royalty and interest income from investees	(39)	(23)%	(0.3)

        The decrease in gross margin versus 2011 was primarily due to lower volumes and restructuring and other charges, which was partially offset by improved price realization, lower material costs, favorable product mix and improved product coverage. The increase in selling, general and administrative expenses was primarily due to increased headcount to support our strategic growth initiatives launched prior to a number of markets unexpectedly slowing in mid-2012, partially offset by decreased variable compensation expense. The increase in research, development and engineering expenses was primarily due to new product development spending and increased headcount to support our strategic growth initiatives. The decrease in equity, royalty and interest income from investees was primarily due to weaker demand for on-highway products at DCEC.

2011 vs. 2010

Sales

        Engine segment sales increased in all businesses versus 2010, as demand improved in most markets including a significant rebound in North American on-highway markets, improvements in international construction markets, increased demand in global mining markets and significant increases in oil and gas markets. The following are the primary drivers by market:

  •
  Heavy-duty truck engine sales increased due to recovery in North American on-highway markets as OEM customers replaced their aging fleets and the depletion of transition engine inventory purchased in 2009 in advance of the EPA's 2010 emission standard changes.

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

        The increase in gross margin versus 2010 was primarily due to higher volumes, improved price realization and favorable mix, partially offset by higher commodity costs and higher base warranty costs due to increased volumes and increasing mix of EPA 2010 products. Although our warranty costs increased, our warranty cost as a percentage of sales decreased as actual accrual rates for engines sold this year were generally lower than rates charged in prior years as our warranty costs for EPA 2010 engines have been lower than expected. The increases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to new product development spending and increased headcount to support our strategic growth initiatives. The increase in equity, royalty and interest income from investees was primarily due to strong demand for power generation and mining products in China with CCEC and strong export sales to Russia and Brazil in the midrange on-highway market with Beijing Foton Cummins Engine Co., Ltd., which was partially offset by lower sales at DCEC due to weaker demand in the on-highway heavy-duty and medium-duty truck market in China.

Components Segment Results

        Financial data for the Components segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
External sales	$2,809	$2,886	$2,171	$(77)	(3)%	$715	33%
Intersegment sales	1,203	1,177	875	26	2%	302	35%

Total sales	4,012	4,063	3,046	(51)	(1)%	1,017	33%
Depreciation and amortization	82	73	79	(9)	(12)%	6	8%
Research, development and engineering expenses	213	175	114	(38)	(22)%	(61)	(54)%
Equity, royalty and interest income from investees	29	31	23	(2)	(6)%	8	35%
Interest income	3	5	2	(2)	(40)%	3	NM
Segment EBIT	426	470	278	(44)	(9)%	192	69%

				Percentage Points	Percentage Points
Segment EBIT as a percentage of total sales	10.6%	11.6%	9.1%	(1.0)	2.5

Acquisition

        In April 2012, we reached an agreement to acquire the doser technology and business assets from Hilite in a cash transaction. Dosers are products that enable compliance with emission standards in certain aftertreatment systems and complement our current product offerings. The transaction was approved by German regulators in June and closed on July 18, 2012. The purchase price was $176 million. There was no contingent consideration associated with this transaction. During 2012 we expensed approximately $4 million of acquisition related costs. See Note 2, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements for more details.

        Sales for our Components segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
Emission solutions excluding acquisition	$1,369	$1,262	$750	$107	8%	$512	68%
Acquisition	46	—	—	46	100%	—	—

Total emission solutions	1,415	1,262	750	153	12%	512	68%
Turbo technologies	1,106	1,223	948	(117)	(10)%	275	29%
Filtration	1,048	1,113	1,011	(65)	(6)%	102	10%
Fuel systems	443	465	337	(22)	(5)%	128	38%

Total sales	$4,012	$4,063	$3,046	$(51)	(1)%	$1,017	33%

Excluding Acquisition

        Selected financial information for our Components segment excluding the impact of the acquisition was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
Excluding acquisition
Sales	$3,966	$4,063	$3,046	$(97)	(2)%	$1,017	33%
Segment EBIT	434	470	278	(36)	(8)%	192	69%

				Percentage Points	Percentage Points
Segment EBIT as a percentage of total sales	10.9%	11.6%	9.1%	(0.7)	2.5

2012 vs. 2011

Sales

        Components segment sales, excluding the acquisition, decreased versus 2011. The following are the primary drivers:

  •
  Turbo technologies business sales decreased primarily due to a decline in OEM sales in Europe and China, reduced aftermarket demand and unfavorable foreign currency fluctuations, which were partially offset by higher OEM demand in North America in the first half of the year.

  •
  Foreign currency fluctuations unfavorably impacted sales results.

  •
  Filtration business sales decreased primarily as a result of the disposition of certain assets and liabilities of our light-duty filtration business and our exhaust business in 2011 and unfavorable foreign currency fluctuations. Disposition related sales were $71 million in 2011. The decreases were partially offset by increased aftermarket demand in the first half of the year.

  •
  Fuel systems business sales decreased primarily due to lower European demand and reduced aftermarket demand, which were partially offset by improved demand in North American on-highway markets in the first half of the year.

        The decreases above were partially offset by the emission solutions business as sales increased primarily due to higher demand in the North American on-highway market in the first half of the year and new sales in the Brazilian on-highway market as the result of new emission requirements effective January 1, 2012, partially offset by lower sales due to the disposition of certain assets and liabilities of our exhaust business in the second quarter of 2011, lower price realization and unfavorable foreign currency fluctuations. Disposition related sales were $55 million in 2011.

Segment EBIT

        Components segment EBIT decreased versus 2011, primarily due to higher research, development and engineering expenses. Components segment EBIT for 2012 included restructuring and other charges of $6 million in the fourth quarter. Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2012 vs. 2011 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Including acquisition
Gross margin	$(3)	—	0.2
Selling, general and administrative expenses	(4)	(1)%	(0.2)
Research, development and engineering expenses	(38)	(22)%	(1.0)
Equity, royalty and interest income from investees	(2)	(6)%	(0.1)
Excluding acquisition
Gross margin	(3)	—	0.4
Selling, general and administrative expenses	(1)	—	(0.2)
Research, development and engineering expenses	(35)	(20)%	(1.0)

Segment EBIT Excluding Acquisition

        The decrease in gross margin versus 2011 was primarily due to lower price realization, unfavorable foreign currency fluctuations, the disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business in 2011 and restructuring and other charges, partially offset by higher volumes, particularly in the emission solutions business, lower material costs and improved product coverage. The increase in selling, general and administrative expenses was primarily due to increased headcount to support our strategic growth initiatives launched prior to a number of markets unexpectedly slowing in mid-2012, partially offset by decreased variable compensation expense and lower discretionary spending in the second half of 2012. The increase in research, development and engineering expenses was primarily due to new product development spending and increased headcount to support our strategic growth initiatives.

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

        In 2011, we sold certain assets and liabilities of our exhaust business and light-duty filtration business and recognized $68 million and $53 million, respectively, in pre-tax gain on the sales. The gains have been excluded from Components results as they were not considered in our evaluation of Components operating results for the year ended 2011. See Note 2, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements.

Power Generation Segment Results

        Financial data for the Power Generation segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
External sales	$2,163	$2,492	$2,150	$(329)	(13)%	$342	16%
Intersegment sales	1,105	1,006	769	99	10%	237	31%

Total sales	3,268	3,498	2,919	(230)	(7)%	579	20%
Depreciation and amortization	47	42	41	(5)	(12)%	(1)	(2)%
Research, development and engineering expenses	76	54	36	(22)	(41)%	(18)	(50)%
Equity, royalty and interest income from investees	40	47	35	(7)	(15)%	12	34%
Interest income	9	8	5	1	13%	3	60%
Segment EBIT	285	373	299	(88)	(24)%	74	25%

				Percentage Points	Percentage Points
Segment EBIT as a percentage of total sales	8.7%	10.7%	10.2%	(2.0)	0.5

        In the first quarter of 2012, our Power Generation segment reorganized its reporting structure to include the following businesses:

  •
  Power products—Our power products business manufactures generators for commercial and consumer applications ranging from two kilowatts (kW) to one megawatt (MW) under the Cummins Power Generation and Cummins Onan brands.

  •
  Power systems—Our power systems business manufactures and sells diesel fuel-based generator sets over one MW, paralleling systems and transfer switches for critical protection and distributed generation applications. We also offer integrated systems that consist of generator sets, power transfer and paralleling switchgear for applications such as data centers, health care facilities and waste water treatment plants.

  •
  Generator technologies—Our generator technologies business designs, manufactures, sells and services A/C generator/alternator products internally as well as to other generator set assemblers. Our products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kilovolt-amperes (kVA) to 30,000 kVA.

  •
  Power solutions—Our power solutions business provides natural gas fuel-based turnkey solutions for distributed generation and energy management applications in the range of 300-2000 kW products. The business also serves the oil and gas segment and a global rental account for diesel and gas generator sets.

        Sales for our Power Generation segment by business (including 2011 and 2010 reorganized balances) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
Power products	$1,654	$1,636	$1,465	$18	1%	$171	12%
Power systems	757	815	616	(58)	(7)%	199	32%
Generator technologies	566	673	550	(107)	(16)%	123	22%
Power solutions	291	374	288	(83)	(22)%	86	30%

Total sales	$3,268	$3,498	$2,919	$(230)	(7)%	$579	20%

2012 vs. 2011

Sales

        Power Generation segment sales decreased versus 2011, primarily due to lower demand in the generator technologies, power solutions and power systems businesses. The following are the primary drivers by business:

  •
  Generator technologies sales decreased primarily due to demand reductions in Europe and Asia and unfavorable foreign currency fluctuations.

  •
  Power solutions sales decreased primarily due to lower volumes in Europe, Africa, Russia and Asia.

  •
  Power systems sales decreased primarily due to lower volumes in the Middle East, North America and Latin America and unfavorable foreign currency fluctuations, which were partially offset by stronger demand in Asia and improved price realization.

        The decreases above were partially offset by power products as sales increased primarily due to higher volumes in North America and Western Europe and improved price realization. These increases were partially offset by demand reductions in China, the U.K., Latin America and Eastern Europe and unfavorable foreign currency fluctuations.

Segment EBIT

        Power Generation segment EBIT decreased versus 2011, primarily due to lower gross margin, higher research, development and engineering expenses, lower equity, royalty and interest income from investees and higher selling, general and administrative expenses. Power Generation segment EBIT for 2012 included restructuring and other charges of $12 million in the fourth quarter. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2012 vs. 2011 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(60)	(9)%	(0.4)
Selling, general and administrative expenses	(6)	(2)%	(0.8)
Research, development and engineering expenses	(22)	(41)%	(0.8)
Equity, royalty and interest income from investees	(7)	(15)%	(0.1)

        The decrease in gross margin versus 2011 was due to lower volumes, unfavorable foreign currency fluctuations, higher material costs, increased product coverage and restructuring and other charges, which were partially offset by improved price realization. The increase in selling, general and administrative expenses was primarily due to increased headcount to support our strategic growth initiatives, partially offset by lower discretionary spending in the second half of 2012 to align with slowing demand in key markets. The increase in research, development and engineering expenses was primarily due to increased headcount to support our strategic growth initiatives and new product development spending. Equity, royalty and interest income from investees decreased primarily due to lower profitability at Cummins Olayan and CCEC.

2011 vs. 2010

Sales

        Power Generation segment sales increased in all businesses, versus 2010, primarily due to increased demand in the power systems, power products and generator technologies businesses. The following are the primary drivers by business:

  •
  Power systems sales increased due to stronger demand in North America, the Middle East, China and Latin American markets and improved price realization.

  •
  Power products sales increased due to stronger demand in most regions, particularly in Asia, North America, the Middle East and Latin America, improved price realization, new product introductions and favorable foreign currency impacts.

  •
  Generator technologies sales increased due to improved price realization, stronger demand in most regions, especially Western Europe, Asia and the U.K., and favorable foreign currency impacts.

  •
  Power solutions sales increased due to our largest customer expanding its gas genset rental fleet and overall general market growth in the power solutions business mainly in Europe, the Middle East and Africa.

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

 Distribution Segment Results

        Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
External sales	$3,261	$3,021	$2,311	$240	8%	$710	31%
Intersegment sales	16	23	13	(7)	(30)%	10	77%

Total sales	3,277	3,044	2,324	233	8%	720	31%
Depreciation and amortization	34	25	25	(9)	(36)%	—	—
Research, development and engineering expenses	6	3	1	(3)	(100)%	(2)	NM
Equity, royalty and interest income from investees	188	172	132	16	9%	40	30%
Interest income	2	3	2	(1)	(33)%	1	50%
Segment EBIT(1)	369	386	297	(17)	(4)%	89	30%

				Percentage Points	Percentage Points
Segment EBIT as a percentage of total sales	11.3%	12.7%	12.8%	(1.4)	(0.1)

(1)
Segment EBIT for 2012 included a $7 million gain related to the remeasurement of our pre-existing 35 percent ownership in Cummins Central Power to fair value in accordance with GAAP, as explained in Note 2, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements.

        Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
Asia Pacific	$1,314	$1,170	$904	$144	12%	$266	29%
North and Central America	901	797	539	104	13%	258	48%
Europe and Middle East	770	808	683	(38)	(5)%	125	18%
Africa	154	151	111	3	2%	40	36%
South America	138	118	87	20	17%	31	36%

Total sales	$3,277	$3,044	$2,324	$233	8%	$720	31%

        Sales for our Distribution segment by product were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
Parts and filtration	$1,235	$1,085	$882	$150	14%	$203	23%
Power generation	807	722	516	85	12%	206	40%
Engines	665	703	466	(38)	(5)%	237	51%
Service	570	534	460	36	7%	74	16%

Total sales	$3,277	$3,044	$2,324	$233	8%	$720	31%

Acquisitions

        The acquisitions represent the purchase of the majority interest in Cummins Central Power, an equity investee, in the third quarter of 2012, as explained in Note 2, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements, we well as several immaterial acquisitions.

Excluding Acquisitions

        Selected financial information for our Distribution segment excluding the impact of acquisitions was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2012 vs. 2011		2011 vs. 2010
In millions	2012	2011	2010	Amount	Percent	Amount	Percent
Parts and filtration	$1,174	$1,085	$882	$89	8%	$203	23%
Power generation	779	722	516	57	8%	206	40%
Engines	613	703	466	(90)	(13)%	237	51%
Service	552	534	460	18	3%	74	16%

Sales excluding acquisitions	3,118	3,044	2,324	74	2%	720	31%
Acquisitions	159	—	—	159	100%	—	—

Total sales	$3,277	$3,044	$2,324	$233	8%	$720	31%

Segment EBIT excluding acquisitions(1)	362	386	297	(24)	(6)%	89	30%

				Percentage Points	Percentage Points
Segment EBIT as a percentage of total sales excluding acquisitions	11.6%	12.7%	12.8%	(1.1)	(0.1)

(1)
EBIT included $4 million of equity earnings, which would have been our share of Cummins Central Power's income for the year ended December 31, 2012, if we had not consolidated the entity.

2012 vs. 2011

Sales

        Distribution segment sales, excluding the acquisitions, increased versus 2011 due to higher demand in the parts and filtration, power generation and service businesses, partially offset by lower demand in the engine business. The following were the primary drivers by line of business:

  •
  Parts and filtration product sales increased primarily due to higher demand in North and Central America and the Middle East.

  •
  Power generation product sales increased primarily due to growth in East Asia and improved demand in the South Pacific, which were partially offset by a reduction in nonrecurring project-related sales in the Middle East.

  •
  Service revenue increased primarily due to higher demand from mining customers in the South Pacific and higher volumes in East Asia and Europe.

        The increases above were partially offset by the following:

  •
  Foreign currency fluctuations unfavorably impacted sales results.

  •
  Engine product sales decreased primarily due to a significant slowdown in the North American oil and gas markets and lower demand in Europe as a result of pre-buy activity in the second half of 2011 ahead of the 2012 emissions change for certain construction engines, which were partially offset by growth in East Asia.

Segment EBIT

        Distribution segment EBIT decreased versus 2011, primarily due to higher selling, general and administrative expenses and higher research, development and engineering expenses, which were partially offset by higher equity, royalty and interest income from investees and higher gross margin. Distribution segment EBIT for 2012 included restructuring and other charges of $14 million in the fourth quarter. Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2012 vs. 2011 Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Including acquisitions
Gross margin	$11	2%	(1.2)
Selling, general and administrative expenses	(46)	(10)%	(0.3)
Research, development and engineering expenses	(3)	(100)%	(0.1)
Equity, royalty and interest income from investees	16	9%	—
Excluding acquisitions
Gross margin	(18)	(3)%	(1.1)
Selling, general and administrative expenses	(23)	(5)%	(0.4)

Segment EBIT Excluding Acquisitions

        The decrease in gross margin versus 2011 was primarily due to unfavorable foreign currency impacts, unfavorable variations in geographic mix and restructuring and other charges, which were partially offset by higher volumes in most products. The increase in selling, general and administrative expenses was primarily due to increased headcount to support our strategic growth initiatives launched prior to a number of markets unexpectedly slowing in mid-2012, partially offset by decreased variable compensation expense and lower discretionary spending in the second half of 2012. The increase in research, development and engineering expenses was mainly due to increased headcount to support our strategic growth initiatives. The increase in equity, royalty and interest income from investees was primarily due to increased income from North American distributors.

2011 vs. 2010

Sales

        Distribution segment sales increased for all product lines versus 2010. The following were the primary drivers by line of business:

  •
  Engine product sales increased primarily due to growth in the oil and gas markets in North and Central America, improved demand in certain markets in Europe, partially driven by pre-buy activity ahead of the 2012 emissions change and higher demand in Africa.

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

        The increase in gross margin versus 2010 was primarily due to higher volumes in most products, favorable foreign currency impacts and the acquisition of a previously independent distributor in 2010. The increase in selling, general and administrative expenses was mainly due to higher headcount to support our strategic growth initiatives and unfavorable foreign currency impacts. The increase in equity, royalty and interest income from investees was primarily due to higher income from North American distributors, especially in the oil and gas markets, and increased parts sales.

 Reconciliation of Segment EBIT to Income Before Income Taxes

        The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income.

	Years ended December 31,
In millions	2012	2011	2010
Total segment EBIT	$2,328	$2,613	$1,683
Non-segment EBIT(1)	(25)	102	(26)

Total EBIT	2,303	2,715	1,657
Less: Interest expense	32	44	40

Income before income taxes	$2,271	$2,671	$1,617

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The year ended December 31, 2012, includes a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures and a $20 million reserve ($12 million after-tax) related to legal matters. The year ended December 31, 2011, includes a $68 million gain ($37 million after-tax) related to the sale of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the sale of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement regarding a June 2008 flood in Southern Indiana. For the year ended December 31, 2010, unallocated corporate expenses include $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. The gains and losses have been excluded from segment results as they were not considered in our evaluation of operating results for the years ended December 31, 2012, 2011 and 2010.

LIQUIDITY AND CAPITAL RESOURCES

Management's Assessment of Liquidity

        Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit.

        We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We generate significant ongoing cash flow, which has been used, in part, to fund capital expenditures, pay dividends on our common stock, fund repurchases of common stock and make acquisitions. Cash provided by operations is our principal source of liquidity. As of December 31, 2012, other sources of liquidity included:

  •
  cash and cash equivalents of $1.4 billion, of which approximately 24 percent was located in the U.S. and 76 percent was located primarily in the U.K., China, Singapore, India and Brazil,

  •
  marketable securities of $247 million, which were located primarily in India and Brazil and the majority of which could be liquidated into cash within a few days,

  •
  revolving credit facility with $1.7 billion available, net of outstanding letters of credit and

  •
  international and other domestic short-term credit facilities with $301 million available.

        We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases, acquisitions, restructuring actions and debt service obligations.

        Our new revolving credit agreement, completed in the fourth quarter of 2012, provides us with a $1.75 billion unsecured revolving credit facility, the proceeds of which are to be used for our general corporate purposes. See Note 10, "DEBT" to our Consolidated Financial Statements for further information. The credit agreement includes one financial covenant: a leverage ratio. The required leverage ratio, which measures the sum of total debt plus securitization financing to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the four fiscal quarters may not exceed 3.25 to 1.0. At December 31, 2012, our leverage ratio was 0.30 to 1.0.

        A significant portion of our cash flows is generated outside the U.S. As of December 31, 2012, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.3 billion, the vast majority of which was located in the U.K., China, India, Singapore and Brazil. The geographic location of our cash and marketable securities aligns well with our business growth strategy. We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

        If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay U.S. taxes. For example, we would be required to accrue and pay additional U.S. taxes if we repatriated cash from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S. Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our U.K. domiciled subsidiaries. At present, we do not foresee a need to repatriate any earnings from these subsidiaries for which we have asserted permanent reinvestment. However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested when it is cost effective to do so. Our 2012 and subsequent earnings from our China operations are considered permanently reinvested, while earnings generated prior to 2012, for which U.S. deferred tax liabilities have been recorded, are expected to be repatriated in future years.

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

        The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $13 million to $72 million over each of the next five years.

Working Capital Summary

        We fund our working capital with cash from operations and short-term borrowings when necessary. Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs. As a result, working capital is a prime focus of management attention.

			Change 2012 vs. 2011
In millions	2012	2011	Amount	Percent
Cash and cash equivalents	$1,369	$1,484	$(115)	(8)%
Marketable securities	247	277	(30)	(11)%
Accounts and notes receivable	2,475	2,526	(51)	(2)%
Inventories	2,221	2,141	80	4%
Other current assets	855	663	192	29%

Current assets	7,167	7,091	76	1%
Current maturities of long-term debt, accounts and loans payable	1,416	1,671	(255)	(15)%
Current portion of accrued product warranty	386	422	(36)	(9)%
Accrued compensation, benefits and retirement costs	400	511	(111)	(22)%
Taxes payable (including taxes on income)	173	282	(109)	(39)%
Other accrued expenses	761	771	(10)	(1)%

Current liabilities	3,136	3,657	(521)	(14)%
Working capital	$4,031	$3,434

Current ratio	2.29	1.94

Days' sales in receivables	53	48
Inventory turnover	5.7	6.3

        Current assets increased 1 percent as increases in other current assets (primarily related to refundable income taxes) and higher inventory levels due to the unexpected decline in demand were mostly offset by decreased cash and cash equivalents, lower accounts and notes receivable and lower marketable securities.

        Current liabilities decreased 14 percent primarily due to lower accounts payable as a result of reduced purchasing volumes, a decrease in accrued compensation, benefits and retirement costs due to lower variable compensation expense for 2012 and a decrease in taxes payable caused by lower earnings and higher estimated tax payments in 2012 compared to 2011.

        Days' sales in receivables increased five days compared to 2011. The increase was due to higher average receivable balances throughout 2012 on lower sales due to the decline in volume over the second half of the year.

        Inventory turnover decreased 0.6 turns compared to 2011. The decrease was due to higher average inventory balances throughout 2012 on lower sales due to the decline in volume over the second half of the year.

 Cash Flows

        Cash and cash equivalents decreased $115 million during the year ended December 31, 2012, compared to an increase of $461 million during the comparable period in 2011. The change in cash and cash equivalents was as follows:

Operating Activities

				Change
	Years ended December 31,
				2012 vs. 2011	2011 vs. 2010
In millions	2012	2011	2010
Consolidated net income	$1,738	$1,946	$1,140	$(208)	$806
Restructuring and other charges, net of cash payments	27	—	—	27	—
Depreciation and amortization	361	325	320	36	5
Gain on sale of businesses	(6)	(121)	—	115	(121)
Gain on sale of equity investment	(13)	—	—	(13)	—
Gain on fair value adjustment for consolidated investee	(7)	—	(12)	(7)	12
Deferred income taxes	116	85	56	31	29
Equity in income of investees, net of dividends	(15)	(23)	(147)	8	124
Pension contributions in excess of expense	(68)	(131)	(151)	63	20
Other post-retirement benefits payments in excess of expense	(21)	(31)	(35)	10	4
Stock-based compensation expense	36	42	22	(6)	20
Excess tax benefits on stock-based awards	(14)	(5)	(10)	(9)	5
Translation and hedging activities	—	4	13	(4)	(9)
Changes in:
Accounts and notes receivable	87	(350)	(195)	437	(155)
Inventories	(32)	(225)	(574)	193	349
Other current assets	(60)	(21)	(54)	(39)	33
Accounts payable	(256)	208	345	(464)	(137)
Accrued expenses	(514)	234	233	(748)	1
Changes in other liabilities and deferred revenue	214	139	133	75	6
Other, net	(41)	(3)	(78)	(38)	75

Net cash provided by operating activities	$1,532	$2,073	$1,006	$(541)	$1,067

2012 vs. 2011

        Net cash provided by operating activities decreased versus 2011 primarily due to unfavorable working capital fluctuations and lower consolidated net income, which were partially offset by a lower non-cash gain on disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business in 2012. During 2012, the net increase in working capital resulted in a cash outflow of $775 million compared to a cash outflow of $154 million in 2011. This change of $621 million was primarily driven by lower accrued expenses and a decrease in accounts payable, as volumes dropped in the second half of the year, and higher cash tax payments of approximately $159 million. These were partially offset by a decrease in accounts and notes receivable and a smaller increase in inventory in 2012.

Pensions

        The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2012, the return for our U.S. plan was 14 percent while our U.K. plan return exceeded 7 percent. Approximately 76 percent of our pension plan assets are held in highly liquid investments such as equity and fixed income securities. The remaining 24 percent of our plan assets are held in less liquid, but market valued investments, including real estate, private equity and insurance contracts. We made $132 million of pension contributions in 2012. Claims and premiums for other postretirement benefits approximated $41 million, net of reimbursements, in 2012. The $132 million of pension contributions in 2012 included voluntary contributions of $110 million. These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants. We anticipate making total contributions of $170 million to our defined benefit pension plans in 2013. Expected contributions to our defined benefit pension plans in 2013 will meet or exceed the current funding requirements.

2011 vs. 2010

        Net cash provided by operating activities increased versus 2010 primarily due to significantly higher consolidated net income, excluding the gain on the sale of certain assets and liabilities of our exhaust business and our light-duty filtration business, as a result of higher sales volumes, higher dividends from equity investees and favorable working capital fluctuations. During 2011, the net increase in working capital resulted in a cash outflow of $154 million compared to a cash outflow of $245 million in 2010. This decrease of $91 million was primarily driven by a smaller increase in inventory in 2011 as we significantly increased inventory levels in 2010 to meet anticipated post-recession demand.

Investing Activities

				Change
	Years ended December 31,
				2012 vs. 2011	2011 vs. 2010
In millions	2012	2011	2010
Capital expenditures	$(690)	$(622)	$(364)	$(68)	$(258)
Investments in internal use software	(87)	(60)	(43)	(27)	(17)
Proceeds from disposals of property, plant and equipment	11	8	55	3	(47)
Investments in and advances to equity investees	(70)	(81)	(2)	11	(79)
Acquisition of businesses, net of cash acquired	(215)	—	(104)	(215)	104
Proceeds from sale of businesses, net of cash sold	10	199	—	(189)	199
Investments in marketable securities-acquisitions	(561)	(729)	(823)	168	94
Investments in marketable securities-liquidations	585	750	690	(165)	60
Proceeds from sale of equity investment	23	—	—	23	—
Purchases of other investments	—	—	(62)	—	62
Cash flows from derivatives not designated as hedges	12	(18)	2	30	(20)
Other, net	—	1	—	(1)	1

Net cash used in investing activities	$(982)	$(552)	$(651)	$(430)	$99

2012 vs. 2011

        Net cash used in investing activities increased versus 2011 primarily due to cash investments for the acquisitions of Hilite and Cummins Central Power, proceeds from the 2011 disposition of certain assets and liabilities of our exhaust business and light-duty filtration business, which did not repeat in 2012, and increased capital expenditures.

        Capital expenditures were $690 million in 2012 compared to $622 million in 2011. Despite the challenging economies around the world, we continue to invest in new product lines and targeted capacity expansions. We plan to spend approximately $850 million in 2013 as we continue with product launches and facility improvements and prepare for future emission standards. Over one-half of our capital expenditures will be invested outside of the U.S. in 2013.

2011 vs. 2010

        Net cash used in investing activities decreased versus 2010 primarily due to proceeds received from the sale of certain assets and liabilities of our exhaust business and our light-duty filtration business (See Note 2, "ACQUISITIONS AND DIVESTITURES" to our Consolidated Financial Statements), decreased acquisitions and increased liquidations of marketable securities, the acquisition of Cummins Western Canada in 2010 and decreased purchases of other investments. These drivers were partially offset by increased capital expenditures, additional investments in and advances to equity investees and lower proceeds from dispositions of property, plant and equipment.

Financing Activities

				Change
	Years ended December 31,
				2012 vs. 2011	2011 vs. 2010
In millions	2012	2011	2010
Proceeds from borrowings	$64	$127	$214	$(63)	$(87)
Payments on borrowings and capital lease obligations	(145)	(237)	(143)	92	(94)
Net borrowings under short-term credit agreements	11	6	9	5	(3)
Distributions to noncontrolling interests	(62)	(56)	(28)	(6)	(28)
Dividend payments on common stock	(340)	(255)	(172)	(85)	(83)
Repurchases of common stock	(256)	(629)	(241)	373	(388)
Proceeds from sale of common stock held by employee benefit trust	—	—	58	—	(58)
Excess tax benefits on stock-based awards	14	5	10	9	(5)
Other, net	20	14	26	6	(12)

Net cash used in financing activities	$(694)	$(1,025)	$(267)	$331	$(758)

2012 vs. 2011

        Net cash used in financing activities decreased versus 2011 primarily due to significantly lower repurchases of common stock and decreased payments on borrowings and capital lease obligations, which were partially offset by higher dividend payments and decreased proceeds from borrowings.

        Our total debt was $775 million as of December 31, 2012, compared with $783 million as of December 31, 2011. Total debt as a percent of our total capital, including total long-term debt, was 10.0 percent at December 31, 2012, compared with 11.8 percent at December 31, 2011.

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

        In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock upon completion of the $500 million program. In 2011, we repurchased $518 million of shares under this authorization. In 2012, we made the following quarterly purchases under this plan:

In millions (except per share amounts) For each quarter ended	2012 Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
April 1	0.1	$114.97	$8	$474
July 1	1.8	104.00	188	286
September 30	0.4	84.95	35	251
December 31	0.3	87.83	25	226

Total	2.6	99.47	$256

        In December 2012, the Board of Directors authorized the acquisition of up to $1 billion of our common stock upon completion of the 2011 repurchase program.

Quarterly Dividends

        In July 2012, the Board of Directors authorized a 25 percent increase to our quarterly cash dividend on our common stock from $0.40 per share to $0.50 per share. In July 2011, the Board of Directors approved a 52 percent increase to our quarterly cash dividend on our common stock from $0.2625 per share to $0.40 per share. In July 2010, our Board of Directors approved a 50 percent increase in our quarterly cash dividend on our common stock from $0.175 per share to $0.2625 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2012	2011	2010
First quarter	$0.40	$0.2625	$0.175
Second quarter	0.40	0.2625	0.175
Third quarter	0.50	0.40	0.2625
Fourth quarter	0.50	0.40	0.2625

Total	$1.80	$1.325	$0.875

        Total dividends paid to common shareholders in 2012, 2011 and 2010 were $340 million, $255 million and $172 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.

Credit Ratings

        A number of our contractual obligations and financing agreements, such as our revolving credit facility, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There were no downgrades of our credit ratings in 2012 that have impacted these covenants or pricing modifications. In September 2011, Standard & Poor's Rating Services upgraded our rating to 'A' and changed our outlook to stable. In November 2011, Moody's Investors Service, Inc. raised our rating to 'Baa1' and changed our outlook to positive. In October 2012, Fitch Ratings upgraded our ratings to 'A' and changed our outlook to stable.

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

Credit Rating Agency	Senior L-T Debt Rating	Outlook
Standard & Poor's Rating Services	A	Stable
Fitch Ratings	A	Stable
Moody's Investors Service, Inc.	Baa1	Positive

 CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

        A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2012, is shown in the tables below:

Contractual Cash Obligations	2013	2014 - 2015	2016 - 2017	After 2017	Total
In millions
Loans payable	$16	$—	$—	$—	$16
Long-term debt and capital lease obligations(1)	120	200	116	1,476	1,912
Operating leases	147	183	95	128	553
Capital expenditures	549	310	24	18	901
Purchase commitments for inventory	506	13	—	—	519
Other purchase commitments	236	97	31	4	368
Pension funding(2)	37	149	—	—	186
Other postretirement benefits	47	88	78	265	478

Total	$1,658	$1,040	$344	$1,891	$4,933

(1)
Includes principal payments and expected interest payments based on the terms of the obligations.

(2)
We are contractually obligated in the U.K. to fund $37 million in 2013 and $149 million from 2014 to 2015; however, our expected total pension contributions for 2013, including the U.K., is approximately $170 million.

        The contractual obligations reported above exclude our unrecognized tax benefits of $145 million as of December 31, 2012. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 4, "INCOME TAXES," to the Consolidated Financial Statements for further details.

        Our other commercial commitments as of December 31, 2012, are as follows:

Other Commercial Commitments	2013	2014 - 2015	2016 - 2017	After 2017	Total
In millions
Standby letters of credit under revolving credit agreement	$23	$—	$—	$—	$23
International and other domestic letters of credit	27	18	—	2	47
Performance and excise bonds	14	52	3	1	70
Guarantees, indemnifications and other commitments	3	13	—	—	16

Total	$67	$83	$3	$3	$156

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

Warranty Programs

        We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters, and new product specific experience thereafter. Note 11, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2012 and 2011 including adjustments to pre-existing warranties.

Recoverability of Investment Related to New Products

        At December 31, 2012, we have capitalized $233 million associated with the future launch of our new light-duty diesel engine product. Development of this product began in 2006. Market uncertainty related to the global recession that began in 2008 resulted in some customers delaying or cancelling their vehicle programs. At December 31, 2009, we reviewed our investment of $216 million for possible impairment. We used projections to assess whether future cash flows on an undiscounted basis related to the assets are likely to exceed the related carrying amount to determine if a write-down was appropriate. These projections required estimates about product volume and the size of the market for vehicles that are not yet developed. We used input from our customers in developing alternative cash flow scenarios. Our analysis indicated that the assets were recoverable. Customers that are expected to purchase sufficient quantities to recover our investment in the new light-duty diesel engine products remained active with the development of this product through 2012, and there were no significant changes to the assumptions used in 2009. If customer expectations or projected volumes deteriorate and we do not identify alternative customers and/or product applications, we could be required to write-down these assets to net realizable value.

Accounting for Income Taxes

        We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2012, we recorded net deferred tax assets of $396 million. These assets included $165 million for the value of tax loss and credit carryforwards. A valuation allowance of $95 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 4, "INCOME TAXES," to our Consolidated Financial Statements.

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

        The expected long-term return on plan assets is used in calculating the net periodic pension expense. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of return. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2012, based upon our target asset allocations it is anticipated that our U.S. investment policy will generate an average annual return over the 10-year projection period equal to or in excess of 7.5 percent approximately 40 percent of the time while returns of 9.0 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. The 2012 one year return was 14 percent, combined with the very favorable returns in 2011 has eliminated the significant deterioration in pension assets experienced in 2008 as a result of the credit crisis and related market recession. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 8.0 percent per year in 2013 for U.S. pension assets is reasonable.

The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. As of December 31, 2012, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 5.6 percent approximately 50 percent of the time while returns of 6.5 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. The one year return for our U.K. plan exceeded 7 percent for 2012 and similar to our U.S. plan, the 2008 market related deterioration in our plan assets has been eliminated. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 5.8 percent in 2013 for U.K. pension assets is reasonable. Our pension plan asset allocation at December 31, 2012 and 2011 and target allocation for 2013 are as follows:

	U.S. Plans			U.K. Plans
		Percentage of Plan Assets at December 31,			Percentage of Plan Assets at December 31,
	Target Allocation 2013			Target Allocation 2013
Investment description		2012	2011		2012	2011
Equity securities	40.0%	40.1%	44.2%	40.0%	43.0%	45.0%
Fixed income	45.0%	47.5%	42.2%	45.0%	46.0%	46.0%
Real estate/other	15.0%	12.4%	13.6%	15.0%	11.0%	9.0%

Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

        The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic expense over five years. The table below sets forth the expected return assumptions used to develop our pension expense for the period 2010-2012 and our expected rate of return for 2013.

	Long-Term Expected Return Assumptions
	2013	2012	2011	2010
U.S. Plans	8.00%	8.00%	8.00%	8.00%
U.K. Plans	5.80%	6.50%	7.00%	7.25%

        A lower expected rate of return will increase our net periodic pension expense and reduce profitability.

        GAAP for pensions offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligation (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in comprehensive income and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, GAAP also allows immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $1,082 million ($724 million after-tax) for our U.S. and U.K. pension plans.

        The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and, under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation (PBO), amortized over future years of service. This is also true of changes to actuarial assumptions. As of December 31, 2012, we had net pension actuarial losses of $734 million and $349 million for the U.S. and U.K. pension plans, respectively. Under GAAP, the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. Increases in actuarial losses decreased our shareholders' equity by $83 million (after-tax) in 2012. The increases were due to liability losses from reduced discount rates, partially offset by improved plan asset performance in 2012. As these amounts exceed 10 percent of our PBO, the excess is amortized over the average remaining service lives of participating employees.

        The table below sets forth the net periodic pension expense for the period 2010 through 2012 and our expected expense for 2013.

	Net Periodic Pension Expense
In millions	2013	2012	2011	2010
Pension expense	$97	$64	$68	$70

        We expect 2013 pension expense to be increased significantly over 2012, due to the unfavorable impacts of higher service cost due to increased headcount, decreased discount rates and lower expected asset returns for our U.K. plan as we de-risk plan trust assets moving toward more conservative investments. The decrease in periodic pension expense in 2012 compared to 2011 was due to improved returns on assets and strong contributions in 2011. The decrease in periodic pension expense in 2011 compared to 2010 was due to improved returns on assets as the capital markets began to recover and strong contributions in 2010. Another key assumption used in the development of the net periodic pension expense is the discount rate. The weighted average discount rates used to develop our net periodic pension expense are set forth in the table below.

	Discount Rates
	2013	2012	2011	2010
U.S. Plans	3.97%	4.82%	5.42%	5.60%
U.K. Plans	4.70%	5.20%	5.80%	5.80%

        Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension expense calculation.

        The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in GAAP which suggests the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Service Inc., Standard & Poor's Rating Services, Fitch Ratings and Dominion Bond Rating. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were high-quality, non-callable bonds (Aa or better) as of December 31, 2012, by at least two of the bond rating agencies. The average yield of this hypothetical bond portfolio was used as the benchmark for determining the discount rate to be used to value the obligations of the plans subject to GAAP for pensions and other postretirement benefits.

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

        The table below sets forth the estimated impact on our 2013 net periodic pension expense relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Expense Increase (Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(9)
0.25 percent decrease	9
Expected rate of return on assets
One percent increase	(34)
One percent decrease	34

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

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

        In June 2011, the Financial Accounting Standards Board (FASB) amended its rules regarding the presentation of comprehensive income. The objective of this amendment was to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the standard also requires disclosure of the location of reclassification adjustments between other comprehensive income and net income on the face of the financial statements. The new rules became effective for us beginning January 1, 2012. In December 2011, the FASB deferred certain aspects of this standard beyond the current effective date, specifically the provisions dealing with reclassification adjustments. Because the standard only impacts the display of comprehensive income and does not impact what is included in comprehensive income, the standard did not have a significant impact on our Consolidated Financial Statements.

        In May 2011, the FASB amended its standards related to fair value measurements and disclosures. The objective of the amendment was to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. Primarily this amendment changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in addition to clarifying the Board's intent about the application of existing fair value measurement requirements. The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but fair value is required to be disclosed. The new rules were effective for us beginning January 1, 2012. As of December 31, 2012, we had no fair value measurements categorized within Level 3 outside of our pension plans. The only impact for us is the disclosure of the categorization in the fair value hierarchy for those items where fair value is only disclosed (primarily our debt obligations). Our disclosure related to the new standard is included in Note 6, "FAIR VALUE OF FINANCIAL INSTRUMENTS," to the Consolidated Financial Statements.

Accounting Pronouncements Issued But Not Yet Effective

        In December 2011, the FASB amended its standards related to offsetting assets and liabilities. This amendment requires entities to disclose both gross and net information about certain instruments and transactions eligible for offset in the statement of financial position and certain instruments and transactions subject to an agreement similar to a master netting agreement. This information will enable users of the financial statements to understand the effect of those arrangements on its financial position. The new rules will become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. It is also required that the new disclosures are applied for all comparative periods presented. In January 2013, the FASB further amended this standard to limit its scope to derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions. We do not believe this amendment will have a significant effect on our Consolidated Financial Statements. While we are still finalizing our analysis, due to the scope limitation we also do not expect any significant changes to our footnote disclosures.

        In February 2013, the FASB amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component. Specifically, the amendment will require disclosure of the line items of net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period. It will also require cross reference to other disclosures for amounts that are not reclassified in their entirety in the same reporting period. The new disclosures will be required for us prospectively only for annual periods beginning January 1, 2013 and interim periods within those annual periods.

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

        Further information regarding financial instruments and risk management is contained in Note 21, "DERIVATIVES," to our Consolidated Financial Statements.

        The following describes our risk exposures and provides results of sensitivity analysis performed as of December 31, 2012. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.

Foreign Exchange Rates

        As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flows for up to one year. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive loss" (AOCL). When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change. As of December 31, 2012, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net gain of $1 million. For the years ended December 31, 2012 and 2011, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

        As of December 31, 2012, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $45 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 21, "DERIVATIVES," to our Consolidated Financial Statements).

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

	For the years ended December 31,
	2012		2011
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$6	$(6)	$41	$(41)

Commodity Price Risk

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP. We also have commodity swap contracts that represent an economic hedge but are not designated for hedge accounting and are marked to market through earnings. For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL. When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs. As of December 31, 2012, we expect to reclassify an unrealized net loss of less than $1 million from AOCL to income over the next year. Our internal policy allows for managing these cash flow hedges for up to three years.

        As of December 31, 2012, the potential gain or loss related to the outstanding commodity swap contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, was $11 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the swap contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 21, "DERIVATIVES," to the Consolidated Financial Statements).

ITEM 8.    Financial Statements and Supplementary Data

Index to Financial Statements

  •
  Management's Report to Shareholders

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Balance Sheets at December 31, 2012 and 2011

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010

  •
  Notes to Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 2	ACQUISITIONS AND DIVESTITURES
NOTE 3	INVESTMENTS IN EQUITY INVESTEES
NOTE 4	INCOME TAXES
NOTE 5	MARKETABLE SECURITIES
NOTE 6	FAIR VALUE OF FINANCIAL INSTRUMENTS
NOTE 7	INVENTORIES
NOTE 8	PROPERTY, PLANT AND EQUIPMENT
NOTE 9	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE 10	DEBT
NOTE 11	PRODUCT WARRANTY LIABILITY
NOTE 12	PENSION AND OTHER POSTRETIREMENT BENEFITS
NOTE 13	OTHER LIABILITIES AND DEFERRED REVENUE
NOTE 14	COMMITMENTS AND CONTINGENCIES
NOTE 15	SHAREHOLDERS' EQUITY
NOTE 16	OTHER COMPREHENSIVE INCOME (LOSS)
NOTE 17	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE 18	NONCONTROLLING INTERESTS
NOTE 19	RESTRUCTURING AND OTHER CHARGES
NOTE 20	EARNINGS PER SHARE
NOTE 21	DERIVATIVES
NOTE 22	OPERATING SEGMENTS
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

        Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2012. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

        The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cummins Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Indianapolis, Indiana
February 20, 2013

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
In millions, except per share amounts	2012	2011	2010
NET SALES(a)	$17,334	$18,048	$13,226
Cost of sales	12,826	13,459	10,058

GROSS MARGIN	4,508	4,589	3,168
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	1,900	1,837	1,487
Research, development and engineering expenses (Note 1)	728	629	414
Equity, royalty and interest income from investees (Note 3)	384	416	351
Gain on sale of businesses (Note 2)	6	121	—
Other operating income (expense), net	(16)	21	(16)

OPERATING INCOME	2,254	2,681	1,602
Interest income	25	34	21
Interest expense (Note 10)	32	44	40
Other income (expense), net	24	—	34

INCOME BEFORE INCOME TAXES	2,271	2,671	1,617
Income tax expense (Note 4)	533	725	477

CONSOLIDATED NET INCOME	1,738	1,946	1,140
Less: Net income attributable to noncontrolling interests	93	98	100

NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,645	$1,848	$1,040

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 20)
Basic	$8.69	$9.58	$5.29
Diluted	$8.67	$9.55	$5.28

(a)
Includes sales to nonconsolidated equity investees of $2,427 million, $2,594 million and $2,210 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2012	2011	2010
CONSOLIDATED NET INCOME	$1,738	$1,946	$1,140
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	29	(147)	37
Change in pension and other postretirement defined benefit plans (Note 12)	(70)	(78)	142
Unrealized gain (loss) on derivatives (Note 21)	20	(32)	4
Unrealized gain (loss) on marketable securities (Note 5)	2	1	4

Total other comprehensive income (loss), net of tax	(19)	(256)	187

COMPREHENSIVE INCOME	1,719	1,690	1,327
Less: Comprehensive income attributable to noncontrolling interest	86	60	112

COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,633	$1,630	$1,215

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$1,369	$1,484
Marketable securities (Note 5)	247	277

Total cash, cash equivalents and marketable securities	1,616	1,761
Accounts and notes receivable, net
Trade and other	2,235	2,252
Nonconsolidated equity investees	240	274
Inventories (Note 7)	2,221	2,141
Prepaid expenses and other current assets	855	663

Total current assets	7,167	7,091

Long-term assets
Property, plant and equipment, net (Note 8)	2,724	2,288
Investments and advances related to equity method investees (Note 3)	897	838
Goodwill (Note 9)	445	339
Other intangible assets, net (Note 9)	369	227
Other assets	946	885

Total assets	$12,548	$11,668

LIABILITIES
Current liabilities
Loans payable (Note 10)	$16	$28
Accounts payable (principally trade)	1,339	1,546
Current maturities of long-term debt (Note 10)	61	97
Current portion of accrued product warranty (Note 11)	386	422
Accrued compensation, benefits and retirement costs	400	511
Deferred revenue	215	208
Taxes payable (including taxes on income)	173	282
Other accrued expenses	546	563

Total current liabilities	3,136	3,657

Long-term liabilities
Long-term debt (Note 10)	698	658
Postretirement benefits other than pensions (Note 12)	432	432
Other liabilities and deferred revenue (Note 13)	1,308	1,090

Total liabilities	5,574	5,837

Commitments and contingencies (Note 14)	—	—
EQUITY
Cummins Inc. shareholders' equity (Note 15)
Common stock, $2.50 par value, 500 shares authorized, 222.4 and 222.2 shares issued	2,058	2,001
Retained earnings	7,343	6,038
Treasury stock, at cost, 32.6 and 30.2 shares	(1,830)	(1,587)
Common stock held by employee benefits trust, at cost, 1.5 and 1.8 shares	(18)	(22)
Accumulated other comprehensive loss
Defined benefit postretirement plans	(794)	(724)
Other	(156)	(214)

Total accumulated other comprehensive loss	(950)	(938)

Total Cummins Inc. shareholders' equity	6,603	5,492
Noncontrolling interests (Note 18)	371	339

Total equity	6,974	5,831

Total liabilities and equity	$12,548	$11,668

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,738	$1,946	$1,140
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Restructuring and other charges, net of cash payments (Note 19)	27	—	—
Depreciation and amortization	361	325	320
Gain on sale of businesses (Note 2)	(6)	(121)	—
Gain on sale of equity investment	(13)	—	—
Gain on fair value adjustment for consolidated investee (Note 2)	(7)	—	(12)
Deferred income taxes (Note 4)	116	85	56
Equity in income of investees, net of dividends	(15)	(23)	(147)
Pension contributions in excess of expense (Note 12)	(68)	(131)	(151)
Other post-retirement benefits payments in excess of expense (Note 12)	(21)	(31)	(35)
Stock-based compensation expense	36	42	22
Excess tax benefits on stock-based awards	(14)	(5)	(10)
Translation and hedging activities	—	4	13
Changes in current assets and liabilities, net of acquisitions and divestitures (Note 1)	(775)	(154)	(245)
Changes in other liabilities and deferred revenue	214	139	133
Other, net	(41)	(3)	(78)

Net cash provided by operating activities	1,532	2,073	1,006

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(690)	(622)	(364)
Investments in internal use software	(87)	(60)	(43)
Proceeds from disposals of property, plant and equipment	11	8	55
Investments in and advances to equity investees	(70)	(81)	(2)
Acquisition of businesses, net of cash acquired (Note 2)	(215)	—	(104)
Proceeds from sale of businesses, net of cash sold (Note 2)	10	199	—
Investments in marketable securities-acquisitions (Note 5)	(561)	(729)	(823)
Investments in marketable securities-liquidations (Note 5)	585	750	690
Proceeds from sale of equity investment	23	—	—
Purchases of other investments	—	—	(62)
Cash flows from derivatives not designated as hedges	12	(18)	2
Other, net	—	1	—

Net cash used in investing activities	(982)	(552)	(651)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	64	127	214
Payments on borrowings and capital lease obligations	(145)	(237)	(143)
Net borrowings under short-term credit agreements	11	6	9
Distributions to noncontrolling interests	(62)	(56)	(28)
Dividend payments on common stock (Note 15)	(340)	(255)	(172)
Repurchases of common stock (Note 15)	(256)	(629)	(241)
Proceeds from sale of common stock held by employee benefit trust (Note 15)	—	—	58
Excess tax benefits on stock-based awards	14	5	10
Other, net	20	14	26

Net cash used in financing activities	(694)	(1,025)	(267)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	29	(35)	5

Net increase (decrease) in cash and cash equivalents	(115)	461	93
Cash and cash equivalents at beginning of year	1,484	1,023	930

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,369	$1,484	$1,023

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Treasury Stock	Common Stock Held in Trust	Unearned Compensation	Total Cummins Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2009	$555	$1,306	$3,575	$(895)		$(731)	$(36)	$(1)	$3,773	$247	$4,020
Net income			1,040						1,040	100	1,140
Other comprehensive income (loss)				175					175	12	187
Issuance of shares		7							7	—	7
Employee benefits trust activity		68					11		79	—	79
Acquisition of shares						(241)			(241)	—	(241)
Cash dividends on common stock			(172)						(172)	—	(172)
Distribution to noncontrolling interests									—	(29)	(29)
Stock option exercises						8			8	—	8
Deconsolidation of variable interest entity (Note 3)									—	(11)	(11)
Other shareholder transactions	(1)	(1)	2					1	1	7	8

BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720)		$(964)	$(25)	$—	$4,670	$326	$4,996

Net income			1,848						1,848	98	1,946
Other comprehensive income (loss)				(218)					(218)	(38)	(256)
Issuance of shares	1	13							14	—	14
Employee benefits trust activity		25					3		28	—	28
Acquisition of shares						(629)			(629)	—	(629)
Cash dividends on common stock			(255)						(255)	—	(255)
Distribution to noncontrolling interests									—	(56)	(56)
Stock option exercises						6			6	—	6
Other shareholder transactions		28							28	9	37

BALANCE AT DECEMBER 31, 2011	$555	$1,446	$6,038	$(938)		$(1,587)	$(22)	$—	$5,492	$339	$5,831

Net income			1,645						1,645	93	1,738
Other comprehensive income (loss)				(12)					(12)	(7)	(19)
Issuance of shares	1	6							7	—	7
Employee benefits trust activity		27					4		31	—	31
Acquisition of shares						(256)			(256)	—	(256)
Cash dividends on common stock			(340)						(340)	—	(340)
Distribution to noncontrolling interests									—	(76)	(76)
Stock option exercises						13			13	—	13
Other shareholder transactions		23							23	22	45

BALANCE AT DECEMBER 31, 2012	$556	$1,502	$7,343	$(950	)(1)	$(1,830)	$(18)	$—	$6,603	$371	$6,974

(1)
Comprised of defined benefit postretirement plans of $(794) million, foreign currency translation adjustments of $(161) million and unrealized gain on marketable securities of $5 million.

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems. We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of approximately 600 company-owned and independent distributor locations and approximately 6,500 dealer locations in more than 190 countries and territories.

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

        Certain amounts for 2011 and 2010 have been reclassified to conform to the current classifications.

        We have variable interests in several businesses accounted for under the equity method of accounting that are deemed to be VIEs and are subject to the provisions of accounting principles generally accepted in the United States of America (GAAP) for variable interest entities. Most of these VIEs are unconsolidated and as such are included in the summary of disclosures in Note 3, "INVESTMENTS IN EQUITY INVESTEES." The VIEs, including the consolidated VIEs, are not material individually or in the aggregate to our Consolidated Balance Sheets or Consolidated Statements of Income.

Investments in Equity Investees

        We use the equity method to account for our investments in joint ventures, affiliated companies and alliances in which we have the ability to exercise significant influence, generally represented by equity ownership or partnership equity of at least 20 percent but not more than 50 percent. Generally, under the equity method, original investments in these entities are recorded at cost and subsequently adjusted by our share of equity in income or losses after the date of acquisition. Investment amounts in excess of our share of an investee's net assets are amortized over the life of the related asset creating the excess. If the excess is goodwill, then it is not amortized. Equity in income or losses of each investee is recorded according to our level of ownership; if losses accumulate, we record our share of losses until our investment has been fully depleted. If our investment has been fully depleted, we recognize additional losses only when we are the primary funding source. We eliminate (to the extent of our ownership percentage) in our Consolidated Financial Statements the profit in inventory held by our equity method investees that has not yet been sold to a third-party. Our investments are classified

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

as "Investments and advances related to equity method investees" in our Consolidated Balance Sheets. Our share of the results from joint ventures, affiliated companies and alliances is reported in our Consolidated Statements of Income as "Equity, royalty and interest income from investees," and is reported net of all applicable income taxes.

        Our foreign equity investees are presented net of applicable foreign income taxes in our Consolidated Statements of Income. The vast majority of our United States (U.S.) equity investees are partnerships (non-taxable), thus there is no difference between gross or net of tax presentation as the investees are not taxed.

Use of Estimates in the Preparation of the Financial Statements

        Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit expenses, restructuring costs, income taxes and deferred tax valuation allowances, lease classification and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.

Revenue Recognition

        We recognize revenue, net of estimated costs of returns, allowances and sales incentives, when it is realized or realizable, which generally occurs when:

  •
  Persuasive evidence of an arrangement exists,

  •
  The product has been shipped and legal title and all risks of ownership have been transferred,

  •
  The sales price is fixed and determinable and

  •
  Payment is reasonably assured.

        Products are generally sold on open account under credit terms customary to the geographic region of distribution. We perform ongoing credit evaluations of our customers and generally do not require collateral to secure our accounts receivable. For engines, service parts, service tools and other items sold to independent distributors and to partially-owned distributors accounted for under the equity method, revenues are recorded when title and risk of ownership transfers. This transfer is based on the agreement in effect with the respective distributor, which in the U.S. and most international locations, generally occurs when the products are shipped. To the extent of our ownership percentage, margins on sales to distributors accounted for under the equity method are deferred until the distributor sells the product to unrelated parties.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        We provide various sales incentives to both our distribution network and our OEM customers. These programs are designed to promote the sale of our product in the channel or encourage the usage of our products by OEM customers. Sales incentives primarily fall into three categories:

  •
  Volume rebates,

  •
  Market share rebates and

  •
  Aftermarket rebates.

        For volume rebates, we provide certain customers with rebate opportunities for attaining specified volumes during a particular quarter or year. We accrue for the expected amount of these rebates at the time of the original sale and update our accruals quarterly based on our best estimate of the volume levels the customer will reach during the measurement period. For market share rebates, we provide certain customers with rebate opportunities based on the percentage of their production that utilizes our product. These rebates are typically measured either quarterly or annually and are accrued at the time of the original sale based on the current market shares, with adjustments made as the level changes. For aftermarket rebates we provide incentives to promote sales to certain dealers and end-markets. These rebates are typically paid on a quarterly, or more frequent, basis and estimates are made at the end of each quarter as to the amount yet to be paid. These estimates are based on historical experience with the particular program. The incentives are classified as a reduction in sales in our Consolidated Statements of Income.

        Rights of return do not exist for the majority of our sales, other than for quality issues. We do offer certain return rights in our aftermarket business, where some aftermarket customers are permitted to return small amounts of parts and filters each year and in our power generation business, which sells portable generators to retail customers. An estimate of future returns is accrued at the time of sale based on historical return rates.

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

        Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement using historical exchange rates. We include in income the resulting gains and losses, including the effect of derivatives in our Consolidated Statements of Income, which combined with transaction gains and losses amounted to a net loss of $14 million in 2012, net loss of $14 million in 2011 and net loss of $1 million in 2010.

Derivative Instruments

        We make use of derivative instruments in foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are foreign currency forward contracts, commodity swap

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contracts, commodity zero-cost collars and an interest rate swap. These contracts are used strictly for hedging and not for speculative purposes.

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

        We record all derivatives at fair value in our financial statements. Note 21, "DERIVATIVES," provides further information on our hedging strategy and accounting for derivative financial instruments.

Income Tax Accounting

        We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2012, we recorded net deferred tax assets of $396 million. These assets included $165 million for the value of tax loss and credit carryforwards. A valuation allowance of $95 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 4, "INCOME TAXES."

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Statements of Cash Flows-Supplemental Disclosures

	Years ended December 31,
In millions	2012	2011	2010
Changes in current assets and liabilities, net of acquisitions and dispositions, were as follows:
Accounts and notes receivable	$87	$(350)	$(195)
Inventories	(32)	(225)	(574)
Other current assets	(60)	(21)	(54)
Accounts payable	(256)	208	345
Accrued expenses	(514)	234	233

Total	$(775)	$(154)	$(245)

Cash payments for income taxes, net of refunds	$691	$532	$312
Cash payments for interest, net of capitalized interest	$32	$47	$42

Marketable Securities

        We account for marketable securities in accordance with GAAP for investments in debt and equity securities. We determine the appropriate classification of all marketable securities as "held-to-maturity, "available-for-sale" or "trading" at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2012 and 2011, all of our investments were classified as available-for-sale.

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

Accounts Receivable and Allowance for Doubtful Accounts

        Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period in which we determine that it is probable the receivable will not be recovered. The activity in our allowance for doubtful accounts was as follows:

	December 31,
In millions	2012	2011	2010
Balance, beginning of year	$12	$15	$13
Provision for bad debts	6	6	5
Write-offs	(5)	(8)	(3)
Other	—	(1)	—

Balance, end of year	$13	$12	$15

Inventories

        Our inventories are stated at the lower of cost or market. For the years ended December 31, 2012 and 2011, approximately 14 percent and 17 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process.

Property, Plant and Equipment

        We record property, plant and equipment, inclusive of assets under capital leases, at cost. We depreciate the cost of certain engine production equipment using a modified units-of-production method, which is based upon units produced subject to a minimum level. We depreciate the cost of all other equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and three to 20 years for machinery, equipment and fixtures. Capital lease amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $287 million, $264 million and $248 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        No other reporting units have goodwill. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. We performed the required procedures as of the end of our fiscal third quarter and determined that our goodwill was not impaired. At December 31, 2012, our recorded goodwill was $445 million, approximately 90 percent of which resided in the emission solutions plus filtration reporting unit. For this reporting unit, the fair value of the reporting unit exceeded its carrying value by a substantial margin. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill.

Software

        We capitalize certain costs for software that are developed or obtained for internal use. Software costs are amortized on a straight-line basis over their estimated useful lives generally ranging from three to 12 years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in significant modifications that enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred.

Warranty

        We charge the estimated costs of warranty programs, other than product recalls, to income at the time products are shipped to customers. We use historical experience of warranty programs to develop the estimated liability for our various warranty programs. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. The liability for these programs is reflected in the provision for warranties issued. We review and assess the liability for these programs on a quarterly basis. We also assess our ability to recover certain costs from our suppliers and record a receivable from the supplier when we believe a recovery is probable. At December 31, 2012, we had $13 million of receivables related to estimated supplier recoveries of which $7 million was included in "Trade and other receivables, net" and $6 million was included in "Other assets" on our Consolidated Balance Sheets. At December 31, 2011, we had $14 million of receivables related to estimated supplier recoveries of which $7 million was included in "Trade and other receivables, net" and $7 million was included in "Other assets" on our Consolidated Balance Sheets.

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

Research and Development

        Our research and development program is focused on product improvements, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. Research and development expenses, net of contract reimbursements, were $721 million in 2012, $621 million in 2011 and $402 million in 2010. Contract reimbursements were $86 million in 2012, $75 million in 2011 and $68 million in 2010.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Related Party Transactions

        In accordance with the provisions of various joint venture agreements, we may purchase products and components from our joint ventures, sell products and components to our joint ventures and our joint ventures may sell products and components to unrelated parties. Joint venture transfer prices may differ from normal selling prices. Certain joint venture agreements transfer product at cost, some transfer product on a cost-plus basis, and others transfer product at market value. Our related party sales are presented on the face of our Consolidated Statements of Income. Our related party purchases were not material to our financial position or results of operations.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

        In June 2011, the Financial Accounting Standards Board (FASB) amended its rules regarding the presentation of comprehensive income. The objective of this amendment was to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. Specifically, this amendment requires that all non-owner changes in shareholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the standard also requires disclosure of the location of reclassification adjustments between other comprehensive income and net income on the face of the financial statements. The new rules became effective for us beginning January 1, 2012. In December 2011, the FASB deferred certain aspects of this standard beyond the current effective date, specifically the provisions dealing with reclassification adjustments. Because the standard only impacts the display of comprehensive income and does not impact what is included in comprehensive income, the standard did not have a significant impact on our Consolidated Financial Statements.

        In May 2011, the FASB amended its standards related to fair value measurements and disclosures. The objective of the amendment was to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards. Primarily this amendment changed the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in addition to clarifying the Board's intent about the application of existing fair value measurement requirements. The new standard also requires additional disclosures related to fair value measurements categorized within Level 3 of the fair value hierarchy and requires disclosure of the categorization in the hierarchy for items which are not recorded at fair value but fair value is required to be disclosed. The new rules were effective for us beginning January 1, 2012. As of December 31, 2012, we had no fair value measurements categorized within Level 3 outside of our pension plans. The only impact for us is the disclosure of the categorization in the fair value hierarchy for those items where fair value is only disclosed (primarily our debt obligations). Our disclosure related to the new standard is included in Note 6, "FAIR VALUE OF FINANCIAL INSTRUMENTS," to the Consolidated Financial Statements.

Accounting Pronouncements Issued But Not Yet Effective

        In December 2011, the FASB amended its standards related to offsetting assets and liabilities. This amendment requires entities to disclose both gross and net information about certain instruments and

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

transactions eligible for offset in the statement of financial position and certain instruments and transactions subject to an agreement similar to a master netting agreement. This information will enable users of the financial statements to understand the effect of those arrangements on its financial position. The new rules will become effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. It is also required that the new disclosures are applied for all comparative periods presented. In January 2013, the FASB further amended this standard to limit its scope to derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions. We do not believe this amendment will have a significant effect on our Consolidated Financial Statements. While we are still finalizing our analysis, due to the scope limitation we also do not expect any significant changes to our footnote disclosures.

        In February 2013, the FASB amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component. Specifically, the amendment will require disclosure of the line items of net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period. It will also require cross reference to other disclosures for amounts that are not reclassified in their entirety in the same reporting period. The new disclosures will be required for us prospectively only for annual periods beginning January 1, 2013 and interim periods within those annual periods.

NOTE 2. ACQUISITIONS AND DIVESTITURES

Acquisitions

        In April 2012, we reached an agreement to acquire the doser technology and business assets from Hilite Germany GmbH (Hilite) in a cash transaction. Dosers are products that enable compliance with emission standards in certain aftertreatment systems and complement our current product offerings. The transaction was approved by German regulators in June and closed on July 18, 2012. The purchase price was $176 million and is summarized below. There was no contingent consideration associated with this transaction. During 2012, we expensed approximately $4 million of acquisition related costs.

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. ACQUISITIONS AND DIVESTITURES (Continued)

        Intangible assets by asset class, including weighted average amortization life, were as follows:

Dollars in millions	Purchase price allocation	Weighted average amortization life in years
Technology	$52	10.6
Customer	23	4.5
License arrangements	8	6.0

Total intangible assets	$83	8.5

        The purchase price was allocated as follows:

In millions
Inventory	$5
Fixed assets	5
Intangible assets	83
Goodwill	91
Liabilities	(8)

Total purchase price	$176

        Net sales for Hilite were $104 million for 2012, of which $46 million was included in our Consolidated Statements of Income and represented less than 1 percent of consolidated sales, and $77 million in 2011.

        In July 2012, we acquired an additional 45 percent interest in Cummins Central Power from the former principal for consideration of approximately $20 million. The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution operating segment in the third quarter of 2012. Distribution segment results also included a $7 million gain, as we were required to re-measure our pre-existing 35 percent ownership interest in Cummins Central Power to fair value in accordance with GAAP. Net sales for Cummins Central Power were $242 million in 2012, of which $115 million was included in our Consolidated Statements of Income and represented less than 1 percent of consolidated sales, and $209 million in 2011.

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

        Sales for this business were $62 million and $171 million in 2011 (through closing) and 2010, respectively. Income before income taxes for this business were approximately $9 million and $22 million in 2011 (through closing) and 2010, respectively.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. ACQUISITIONS AND DIVESTITURES (Continued)

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

        Sales for this business were $64 million and $74 million in 2011 (through closing) and 2010, respectively. Income before income taxes for this business were approximately $13 million and $9 million in 2011 (through closing) and 2010, respectively.

        In the second quarter of 2012, we recorded an additional $6 million gain ($4 million after-tax) related to final purchase price adjustments for our 2011 divestitures. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2012.

NOTE 3. INVESTMENTS IN EQUITY INVESTEES

        Investments in and advances to equity investees and our ownership percentage was as follows:

		December 31,
In millions	Ownership %	2012	2011
North American distributors	30% - 50%	$139	$127
Komatsu alliances	20% - 50%	132	115
Dongfeng Cummins Engine Company, Ltd.	50%	113	131
Beijing Foton Cummins Engine Co. Ltd.	50%	91	87
Cummins-Scania XPI Manufacturing, LLC	50%	65	62
Chongqing Cummins Engine Company, Ltd.	50%	58	71
Tata Cummins, Ltd.	50%	52	49
Cummins Olayan Energy	49%	34	30
Shanghai Fleetguard Filter Co., Ltd.	50%	31	29
Guangxi Cummins Industiral Power Co., Ltd.	50%	30	—
Valvoline Cummins, Ltd.	50%	25	20
Fleetguard Filters Private, Ltd.	50%	23	22
Other	Various	104	95

Total		$897	$838

        On January 1, 2010, with the adoption of the new FASB standard regarding consolidation of VIEs, we deconsolidated Cummins Komatsu Engine Corporation to account for it as an equity investee. The impact of the deconsolidation on our Consolidated Statements of Income was minimal as all sales were eliminated in consolidation in the past. The most significant impacts on our Consolidated Balance Sheets were to decrease current assets by $9 million, decrease long-term assets by $10 million, increase investments and advances related to equity method investees by $11 million and decrease noncontrolling interest by $11 million in 2010.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN EQUITY INVESTEES (Continued)

        Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	For the years ended December 31,
In millions	2012	2011	2010
Distribution Entities
North American distributors	$147	$134	$101
Komatsu Cummins Chile, Ltda.	26	22	16
All other distributors	4	4	3
Manufacturing Entities
Chongqing Cummins Engine Company, Ltd.	61	68	46
Dongfeng Cummins Engine Company, Ltd.	52	80	99
Cummins Westport, Inc.	14	14	10
Shanghai Fleetguard Filter Co., Ltd.	13	15	12
Tata Cummins, Ltd.	11	14	14
Valvoline Cummins, Ltd.	8	7	8
Beijing Foton Cummins Engine Co., Ltd.	5	(7)	(16)
Komatsu manufacturing alliances	(3)	3	11
All other manufacturers	9	21	17

Cummins share of net income	347	375	321
Royalty and interest income	37	41	30

Equity, royalty and interest income from investees	$384	$416	$351

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

  •
  North American Distributors—Our distribution channel in North America includes 11 unconsolidated partially-owned distributors. Our equity interests in these nonconsolidated entities range from 30 percent to 50 percent. We also have more than a 50 percent ownership interest in four partially owned distributors which we consolidate. While each distributor is a separate legal entity, the business of each is substantially the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

  •
  Komatsu Cummins Chile, Ltda.—Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in the Chilean and Peruvian markets.

        We also have 50 percent equity interests in six other international distributors.

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

  •
  Dongfeng Cummins Engine Company, Ltd.—Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation (Dongfeng), one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces Cummins 4- to 13-liter mechanical engines, full-electronic diesel engines, with a power range from 125 to 545 horsepower, and natural gas engines.

  •
  Cummins Westport, Inc.—Cummins Westport, Inc. is a joint venture in Canada with Westport Innovations Inc. to market and sell medium-duty automotive spark-ignited natural gas engines worldwide and to participate in joint technology projects on low-emission technologies.

  •
  Shanghai Fleetguard Filter Co., Ltd.—Shanghai Fleetguard Filter Co., Ltd. is a joint venture in China with Dongfeng that manufactures filtration systems.

  •
  Tata Cummins, Ltd.—Tata Cummins Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures engines in India for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications.

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

  •
  Beijing Foton Cummins Engine Co., Ltd.—Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beijing Foton Motor Co., Ltd., a commercial vehicle manufacturer, which produces ISF 2.8 liter and ISF 3.8 liter families of Cummins high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, multipurpose and sport utility vehicles in China, Brazil and Russia. Certain types of marine, small construction equipment and industrial applications are also served by these engine families.

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

  •
  Cummins-Scania XPI Manufacturing, LLC—Cummins-Scania XPI Manufacturing, LLC is a joint venture in the United States with Scania Holding, Inc. This joint venture manufactures several models of advanced fuel systems for heavy-duty and midrange diesel engines.

  •
  Cummins Olayan Energy Ltd.—Cummins Olayan Energy Ltd. is a joint venture in the Kingdom of Saudi Arabia with General Contracting Company to operate certain rental power generation equipment, which is primarily utilized within the Kingdom of Saudi Arabia.

  •
  Guangxi Cummins Industrial Power Co., Ltd.—Guangxi Cummins Industrial Power Co., Ltd. is a joint venture in China with Guangxi LiuGong Machinery Co. This joint venture manufactures 6.7 liter and 9.3 liter diesel engines for use in various construction equipment.

  •
  Fleetguard Filters Private, Ltd.—Fleetguard Filters Private, Ltd. is a joint venture in India with Perfect Sealing System Private Limited that manufactures and sells filtration systems primarily for commercial vehicle applications.

  •
  Cummins MerCruiser Diesel Marine, LLC—Cummins MerCruiser Diesel Marine, LLC (CMD) was a joint venture in the U.S. with Mercury Marine, a division of Brunswick Corporation, to develop, manufacture and sell recreational marine diesel products, including engines, sterndrive packages, inboard packages, instrument and controls, service systems and replacement and service parts and assemblies, complete integration systems and other related products. In April 2012, we executed our plans to dissolve the joint venture and to transition to a strategic supply arrangement between the two companies to more effectively and efficiently serve customers in the global diesel marine market. All business activities were moved from CMD to the parent companies at the time of the dissolution. We will continue to use Mercury Marine drives and control systems in conjunction with its extensive offering of mid-range and heavy-duty marine engines. The dissolution of the joint venture did not have a significant impact on our financial results.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3. INVESTMENTS IN EQUITY INVESTEES (Continued)

Equity Investee Financial Summary

        We have approximately $469 million in our investment account at December 31, 2012, that represents cumulative undistributed income in our equity investees. Dividends from our unconsolidated equity investees were $329 million, $341 million and $178 million in 2012, 2011 and 2010, respectively. Summary financial information for our equity investees was as follows:

	As of and for the years ended December 31,
In millions	2012	2011	2010
Net sales	$8,296	$8,659	$7,107
Gross margin	1,870	1,948	1,651
Net income	747	788	668
Cummins share of net income	$347	$375	$321
Royalty and interest income	37	41	30

Total equity, royalty and interest income from investees	$384	$416	$351

Current assets	$2,843	$2,892
Non-current assets	1,588	1,440
Current liabilities	(2,039)	(2,055)
Non-current liabilities	(431)	(391)

Net assets	$1,961	$1,886

Cummins share of net assets	$886	$855

NOTE 4. INCOME TAXES

	Years ended December 31,
In millions	2012	2011	2010
Income before income taxes
U.S. income	$998	$881	$242
Foreign income	1,273	1,790	1,375

Total	$2,271	$2,671	$1,617

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        Income tax expense consists of the following:

	Years ended December 31,
In millions	2012	2011	2010
Current
U.S. federal and state	$118	$116	$11
Foreign	299	524	410

Total current	417	640	421
Deferred
U.S. federal and state	108	69	49
Foreign	8	16	7

Total deferred	116	85	56

Income tax expense	$533	$725	$477

        A reconciliation of the U.S. federal income tax rate of 35 percent to the actual effective tax rate was as follows:

	Years ended December 31,
	2012	2011	2010
U.S. federal statutory rate	35.0%	35.0%	35.0%
State income tax, net of federal effect	1.0	0.4	0.6
Research tax credits	(0.4)	(4.7)	(1.3)
Differences in rates and taxability of foreign subsidiaries and joint ventures	(12.1)	(4.6)	(4.7)
Other, net	—	1.0	(0.1)

Effective tax rate	23.5%	27.1%	29.5%

        Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our 2012 income tax provision includes a one-time $134 million tax benefit resulting from transactions entered into and tax return elections made with respect to our United Kingdom (U.K.) operations.

        Retained earnings of our U.K. domiciled subsidiaries and certain Singapore, German and Indian subsidiaries are considered to be permanently reinvested. In addition, earnings of our China operations generated after December 31, 2011, are considered to be permanently reinvested and additional U.S. deferred tax is no longer being provided on these earnings generated after 2011. China's permanently reinvested earnings are expected to be used for items such as capital expenditures and to fund joint ventures in China. The total permanently reinvested retained earnings and related cumulative translation adjustment balances for these entities were $2.3 billion, $1.5 billion and $1.2 billion for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts were determined primarily based on book retained earnings balances for these subsidiaries translated at historical rates. The determination of the deferred tax liability related to these retained earnings and cumulative translation adjustment balances which are considered to be permanently reinvested outside the U.S. is not practicable. We may periodically repatriate a portion of these earnings to the extent we can do so essentially tax-free or at minimal tax cost.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

        For our remaining subsidiary companies and joint ventures outside the U.S., we provide for the additional taxes that would be due upon the dividend distribution of the income of those foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. Deferred taxes on unremitted earnings of foreign subsidiaries and joint ventures, including those in China generated in years prior to 2012, were $213 million and $222 million at December 31, 2012 and 2011, respectively. We have $702 million of retained earnings and related cumulative translation adjustments in our China operations generated prior to December 31, 2011, and have provided a U.S. deferred tax liability of $158 million relating to these earnings and related translation adjustments. We anticipate that these earnings will be distributed to the U.S. within the next five years.

        Income before income taxes includes equity income of foreign joint ventures of $192 million, $234 million and $218 million for the years ended December 31, 2012, 2011 and 2010, respectively. This equity income is recorded net of foreign taxes. Additional U.S. income taxes of $9 million, $49 million and $50 million for the years ended December 31, 2012, 2011 and 2010, respectively, were provided for the additional U.S. taxes that will ultimately be due upon the distribution of the foreign joint venture equity income.

        Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets were as follows:

	December 31,
In millions	2012	2011
Deferred tax asset
U.S. federal and state carryforward benefits	$115	$86
Foreign carryforward benefits	50	42
Employee benefit plans	369	334
Warranty and marketing expenses	308	302
Deferred research and development expenses	—	6
Accrued expenses	75	73
Other	78	47

Gross deferred tax assets	995	890
Valuation allowance	(95)	(71)

Total deferred tax assets	900	819

Deferred tax liabilities
Property, plant and equipment	(218)	(158)
Unremitted income of foreign subsidiaries and joint ventures	(213)	(222)
Other	(73)	(22)

Total deferred tax liabilities	(504)	(402)

Net deferred tax assets	$396	$417

        Our 2012 U.S. federal and state carryforward benefits include $115 million of state credit and net operating loss carryforward benefits that begin to expire in 2013. Our foreign carryforward benefits include $50 million of net operating loss carryforwards that begin to expire in 2013. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4. INCOME TAXES (Continued)

than not to be realized. The valuation allowance increased in 2012 by a net $24 million and increased in 2011 by a net $21 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits. Prepaid and other current assets includes deferred tax assets of $232 million and $268 million for the years ended December 31, 2012 and 2011, respectively. In addition, prepaid and other current assets includes refundable income taxes of $240 million and $45 million for the years ended December 31, 2012 and 2011, respectively. Other assets includes deferred tax assets of $177 million and $167 million for the years ended December 31, 2012 and 2011, respectively. Other liabilities and deferred revenue includes deferred tax liabilities of $13 million and $18 million for the years ended December 31, 2012 and 2011, respectively.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

In millions
Balance at December 31, 2009	$56
Additions based on tax positions related to the current year	2
Additions based on tax positions related to the prior years	35
Reductions for tax positions related to prior years	(5)
Reductions for tax positions relating to lapse of statute of limitations	(3)

Balance at December 31, 2010	85
Additions based on tax positions related to the current year	5
Additions based on tax positions related to the prior years	44
Reductions for tax positions related to prior years	(3)
Reductions for tax positions relating to settlements with taxing authorities	(39)
Reductions for tax positions relating to lapse of statute of limitations	(6)

Balance at December 31, 2011	86
Additions based on tax positions related to the current year	4
Additions based on tax positions related to the prior years	57
Reductions for tax positions related to prior years	(2)

Balance at December 31, 2012	$145

        Included in the December 31, 2012 and 2011, balances are $87 million and $75 million related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. Also, we had accrued interest expense related to the unrecognized tax benefits of $2 million, $7 million and $30 million as of December 31, 2012, 2011 and 2010, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During the years ending December 31, 2012, 2011 and 2010, we recognized $(3) million, $(15) million and $5 million in net interest expense, respectively. In 2011, as a result of the settlement of certain tax positions with tax authorities in China, we reduced our liability for unrecognized tax benefits by $39 million and the related net accrued interest of $16 million. The $39 million reduction was fully offset by adjustments to other income tax balance sheet accounts resulting in zero net income statement impact. As the settlement with the tax authorities included no interest or penalties being incurred, we recognized a $16 million income tax benefit in 2011 from the release of the accrued interest previously recorded related to the unrecognized tax benefits that were settled.

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

        As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. With few exceptions, our U.S. federal, major state and foreign jurisdictions are no longer subject to income tax assessments for years before 2009.

NOTE 5. MARKETABLE SECURITIES

        A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2012			2011
In millions	Cost	Gross unrealized gains/(losses)	Estimated Fair Value	Cost	Gross unrealized gains/(losses)	Estimated Fair Value
Available-for-sale
Debt mutual funds	$139	$3	$142	$115	$2	$117
Bank debentures	45	—	45	82	—	82
Certificates of deposit	47	—	47	66	—	66
Government debt securities-non-U.S.	3	—	3	3	—	3
Corporate debt securities	1	—	1	2	—	2
Equity securities and other	—	9	9	—	7	7

Total marketable securities	$235	$12	$247	$268	$9	$277

        Proceeds from sales and maturities of marketable securities were $585 million, $750 million and $690 million in 2012, 2011 and 2010, respectively. Gross realized gains from the sale of available-for-sale (AFS) securities were $3 million for the year ended 2012, $3 million for the year ended 2011 and less than $1 million for the year ended 2010. Gross realized losses from the sale of AFS securities were less than $1 million for the years ended December 31, 2012, 2011 and 2010.

        At December 31, 2012, the fair value of AFS investments in debt securities by contractual maturity was as follows:

Maturity date	Fair value
In millions
1 year or less	$46
1 - 5 years	2
5 - 10 years	1

Total	$49

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS

        Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observability of those inputs. The fair value hierarchy prioritizes the inputs used to measure fair value giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). At December 31, 2012, we did not have any Level 3 financial assets or liabilities, other than those in our pension plan (see Note 12, "PENSION BENEFITS AND OTHER POST RETIREMENT BENEFITS").

        The majority of the assets and liabilities we carry at fair value are AFS securities and derivatives. AFS securities are derived from Level 1 or Level 2 inputs. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair value measurement of derivatives are valued primarily using Level 2 inputs. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We participate in commodity swap contracts, commodity zero-cost collar contracts, currency forward contracts and interest rate swaps. When material, we adjust the values of our derivative contracts for counter-party or our credit risk. There were no transfers into or out of Levels 2 or 3 during 2012.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

        The following table summarizes our financial instruments recorded at fair value in our Consolidated Balance Sheets at December 31, 2012:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$100	$42	$—	$142
Bank debentures	—	45	—	45
Certificates of deposit	—	47	—	47
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	1	—	1
Available-for-sale equity securities
Financial services industry	9	—	—	9
Derivative assets
Interest rate contracts	—	88	—	88
Foreign currency forward contracts	—	3	—	3
Commodity swap contracts	—	1	—	1
Commodity call option contracts	—	1	—	1

Total assets	$109	$231	$—	$340

Derivative liabilities
Commodity swap contracts	—	2	—	2
Commodity put option contracts	—	1	—	1

Total liabilities	$—	$3	$—	$3

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

        Bank debentures and Certificates of deposit—These investments provide us with a fixed rate of return and generally range in maturity from six months to three years. The counter-parties to these investments are reputable financial institutions with investment grade credit ratings. Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institutions' month-end statement.

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

        Commodity call and put option contracts—We utilize the month-end statement from the issuing financial institution as our fair value measure for this investment. We corroborate this valuation through the use of a third-party pricing service for similar assets and liabilities.

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value of Other Financial Instruments

        Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at December 31, 2012 and December 31, 2011, are set forth in the table below. The carrying values of all other receivables and liabilities approximated fair values (derived from Level 2 inputs).

	December 31,
In millions	2012	2011
Fair value of total debt	$926	$901
Carrying value of total debt	775	783

NOTE 7. INVENTORIES

        Inventories are stated at the lower of cost or market. Inventories included the following:

	December 31,
In millions	2012	2011
Finished products	$1,393	$1,220
Work-in-process and raw materials	939	1,019

Inventories at FIFO cost	2,332	2,239
Excess of FIFO over LIFO	(111)	(98)

Total inventories	$2,221	$2,141

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

        Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2012		2011
Land and buildings	$1,228		$1,001
Machinery, equipment and fixtures	3,910		3,562
Construction in process	738	(1)	682

Property, plant and equipment, gross	5,876		5,245
Less: Accumulated depreciation	(3,152)		(2,957)

Property, plant and equipment, net	$2,724		$2,288

(1)
Construction in process includes $175 million related to our future light-duty diesel engine platform.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS

        The following table summarizes the changes in the carrying amount of goodwill for 2012 and 2011:

In millions	Components	Distribution	Power Generation	Engine	Total
Goodwill at December 31, 2010	$338	$11	$12	$6	$367
Divestitures	(25)	—	—	—	(25)
Translation and other	(2)	(1)	—	—	(3)

Goodwill at December 31, 2011	311	10	12	6	339
Acquisitions	91	9	—	—	100
Translation and other	6	—	—	—	6

Goodwill at December 31, 2012	$408	$19	$12	$6	$445

        Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2012	2011
Software	$495	$409
Less: Accumulated amortization	(218)	(191)

Net software	277	218
Trademarks, patents and other	140	44
Less: Accumulated amortization	(48)	(35)

Net trademarks, patents and other	92	9

Total	$369	$227

        Amortization expense for software and other intangibles totaled $64 million, $57 million and $69 million for the years ended December 31, 2012, 2011 and 2010, respectively. Internal and external software costs (excluding those related to research, re-engineering and training), trademarks and patents are amortized generally over a three to 12 year period. The following table represents the projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions.

	For the years ended
In millions	2013	2014	2015	2016	2017 - 2018
Projected amortization expense	$77	$74	$72	$66	$56

NOTE 10. DEBT

Loans Payable

        Loans payable at December 31, 2012 and 2011 were $16 million and $28 million, respectively, and consisted primarily of notes payable to financial institutions. The weighted-average interest rate for

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. DEBT (Continued)

notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2012, 2011 and 2010, was as follows:

	December 31,
	2012	2011	2010
Weighted average interest rate	3.21	4.19	4.76

Interest

        For the years ended December 31, 2012, 2011 and 2010, total interest incurred was $39 million, $48 million and $45 million, respectively. For the same respective periods, interest capitalized was $7 million, $4 million and $5 million.

Revolving Credit Facility

        On November 9, 2012, we entered into a five-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.75 billion senior unsecured revolving credit facility, the proceeds of which are to be used by us for working capital or other general corporate purposes.

        The credit facility matures on November 9, 2017. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $200 million under our credit facility is available for swingline loans denominated in U.S. dollars. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR Rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR Rate loans was 0.875 percent per annum as of December 31, 2012. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.

        The credit agreement includes various covenants, including, among others, maintaining a leverage ratio of no more than 3.25 to 1.0. As of December 31, 2012, we were in compliance with the covenants.

        The table below is a reconciliation of the maximum capacity of our revolver to the amount available under the facility as of December 31, 2012. There were no outstanding borrowings under this facility at December 31, 2012.

In millions	Revolving Credit Capacity at December 31, 2012
Maximum credit capacity of the revolving credit facility	$1,750
Less: Letters of credit against revolving credit facility	23

Amount available for borrowing under the revolving credit facility	$1,727

        As of December 31, 2012, we also had $301 million available for borrowings under our international and other domestic short-term credit facilities. Commitments against the other domestic and international facilities were $16 million as of December 31, 2012 and $28 million at the end of 2011.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. DEBT (Continued)

Long-term Debt

	December 31,
In millions	2012	2011
Long-term debt
Export financing loan, 4.5%, due 2012	$—	$31
Export financing loan, 4.5%, due 2013	23	44
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Other	157	90

	653	638
Unamortized discount	(35)	(36)
Fair value adjustments due to hedge on indebtedness	88	82
Capital leases	53	71

Total long-term debt	759	755
Less: Current maturities of long-term debt	(61)	(97)

Long-term debt	$698	$658

        Principal payments required on long-term debt during the next five years are:

	Required Principal Payments
In millions	2013	2014	2015	2016	2017
Payment	$61	$41	$72	$20	$13

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

        During 2010, two of our wholly-owned Brazilian subsidiaries entered into a loan agreement for a loan in local currency in an amount equivalent to US $50 million, at drawdown, at a fixed rate of 4.5 percent to finance its exports over the next three years. The principal of the loan had a two-year grace period and began amortizing in 2012.

        During 2009, one wholly-owned subsidiary, Cummins Brasil Ltda, entered into a loan agreement with the Brazil development bank, BNDES, for a loan in local currency in an amount equivalent to US $45 million, at drawdown, at a fixed rate of 4.5 percent to finance its exports over the next three years. The principal of the loan had a two-year grace period which began amortizing in 2011 and was completed in August of 2012.

        Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. DEBT (Continued)

incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to a maximum debt-to-EBITDA ratio financial covenant. As of December 31, 2012, we were in compliance with all of the covenants under our borrowing agreements.

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

	December 31,
In millions	2012	2011
Balance, beginning of year	$1,014	$980
Provision for warranties issued	415	428
Deferred revenue on extended warranty contracts sold	210	124
Payments	(416)	(409)
Amortization of deferred revenue on extended warranty contracts	(103)	(95)
Changes in estimates for pre-existing warranties	(33)	(7)
Foreign currency translation	1	(7)

Balance, end of year	$1,088	$1,014

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. PRODUCT WARRANTY LIABILITY (Continued)

        Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2012	2011	Balance Sheet Locations
Deferred revenue related to extended coverage programs
Current portion	$111	$103	Deferred revenue
Long-term portion	309	210	Other liabilities and deferred revenue

Total	$420	$313

Receivables related to estimated supplier recoveries
Current portion	$7	$7	Trade and other receivables
Long-term portion	6	7	Other assets

Total	$13	$14

Long-term portion of warranty liability	$282	$279	Other liabilities and deferred revenue

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

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$2,243	$2,110	$1,128	$1,013
Service cost	58	51	21	20
Interest cost	103	109	59	58
Plan participants' contributions	—	—	1	1
Actuarial losses	207	126	52	82
Benefits paid from fund	(148)	(146)	(42)	(39)
Benefits paid directly by employer	(10)	(8)	—	—
Exchange rate changes	—	—	52	(7)
Curtailment gain	—	—	(2)	—
Other	1	1	—	—

Benefit obligation at end of year	$2,454	$2,243	$1,269	$1,128

Change in plan assets
Fair value of plan assets at beginning of year	$2,091	$1,906	$1,200	$1,088
Actual return on plan assets	284	231	88	65
Employer contributions	100	100	22	91
Plan participants' contributions	—	—	1	1
Benefits paid	(148)	(146)	(42)	(39)
Exchange rate changes	—	—	55	(6)

Fair value of plan assets at end of year	$2,327	$2,091	$1,324	$1,200

Funded status (including underfunded and nonfunded plans) at end of year	$(127)	$(152)	$55	$72

Amounts recognized in consolidated balance sheets
Other assets—long term assets	$127	$63	$55	$72
Accrued compensation, benefits and retirement costs-current liabilities	(10)	(10)	—	—
Other liabilities and deferred revenue—long-term liabilities	(244)	(205)	—	—

Net amount recognized	$(127)	$(152)	$55	$72

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$734	$700	$349	$305
Prior service (credit) cost	(1)	(3)	—	1

Net amount recognized	$733	$697	$349	$306

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans in 14 other countries outside the U.S. and the U.K. that comprise less than 2 percent and 4 percent of our pension plan assets and obligations, respectively. These plans are reflected in "Other liabilities and deferred revenue" on our Consolidated Balance Sheets.

        The following table presents information regarding total accumulated benefit obligation and underfunded pension plans that are included in the preceding table:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2012	2011	2012	2011
Total accumulated benefit obligation	$2,417	$2,211	$1,167	$1,027
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	216	185	—	—
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	254	215	—	—

Components of Net Periodic Pension Cost

        The following table presents the net periodic pension cost under our plans:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2012	2011	2010	2012	2011	2010
Service cost	$58	$51	$45	$21	$20	$19
Interest cost	103	109	111	59	58	58
Expected return on plan assets	(157)	(151)	(147)	(81)	(74)	(71)
Amortization of prior service (credit) cost	(1)	(1)	(1)	1	3	3
Recognized net actuarial loss	47	39	36	14	14	17

Net periodic pension cost	$50	$47	$44	$14	$21	$26

        Other changes in benefit obligations and plan assets recognized in other comprehensive income in 2012, 2011 and 2010 are as follows:

In millions	2012	2011	2010
Amortization of prior service cost	$(1)	$(2)	$(2)
Recognized actuarial loss	(61)	(53)	(53)
Incurred prior service cost	1	1	1
Incurred actuarial (gain) loss	124	138	(181)
Foreign exchange translation adjustments	16	—	(12)

Total recognized in other comprehensive income	$79	$84	$(247)

Total recognized in net periodic pension cost and other comprehensive income	$143	$152	$(177)

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The amounts in accumulated other comprehensive loss that are expected to be recognized as components of net periodic pension cost during the next fiscal year are as follows:

In millions	2013
Prior service credit	$(1)
Net actuarial loss	89

Assumptions

        The table below presents various assumptions used in determining the pension benefit obligation for each year and reflects weighted-average percentages for the various plans:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2012	2011	2012	2011
Discount rate	3.97%	4.82%	4.70%	5.20%
Compensation increase rate	4.90%	4.00%	4.00%	4.25%

        The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2012	2011	2010	2012	2011	2010
Discount rate	4.82%	5.42%	5.60%	5.20%	5.80%	5.80%
Expected return on plan assets	8.00%	8.00%	8.00%	6.50%	7.00%	7.25%
Compensation increase rate	4.00%	4.00%	4.00%	4.25%	4.50%	4.50%

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

U.S. Plan Assets

        For the U.S. qualified pension plans, our assumption for the expected return on assets was 8.0 percent in 2012. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

returns and forward-looking return expectations, we have elected to use an assumption of 8.0 percent per year beginning in 2013.

        The primary investment objective is to exceed, on a net-of-fee basis, the rate of return of a policy portfolio comprised of the following:

Asset Class	Target	Range
U.S. equities	20.0%	+/-5.0%
Non-U.S. equities	8.0%	+/-4.0%
Global equities	12.0%	+/-4.0%

Total equities	40.0%
Real estate	7.5%	+2.5/-7.5%
Private equity	7.5%	+2.5/-7.5%
Fixed income	45.0%	+/-5.0%

Total	100.0%

        The fixed income component is structured to represent a custom bond benchmark that will closely hedge the change in the value of our liabilities. This component is structured in such a way that its benchmark covers approximately 90 percent of the plan's exposure to changes in its discount rate (AA corporate bond yields). In order to achieve a hedge on more than the targeted 46 percent of plan assets invested in fixed income securities, the Benefits Policy Committee does permit the fixed income managers, other managers or the custodian/trustee to utilize derivative securities, as part of a liability driven investment strategy to further reduce the plan's risk of declining interest rates. However, all managers hired to manage assets for the trust are prohibited from using leverage unless specifically discussed with the committee and allowed for in their guidelines.

U.K. Plan Assets

        For the U.K. qualified pension plans, our assumption for the expected return on assets was 6.5 percent in 2012. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets (equities and real estate) and liability matching assets (bonds) with a long-term outlook. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we have established the following targets:

Asset Class	Target	Range
Global equities	40.0%	+7.5/- 5.0%
Real estate	5.0%	+7.5/- 5.0%
Re-insurance	5.0%	+7.5/- 5.0%
Private equity	5.0%	+7.5/- 5.0%
Fixed income	45.0%	+5.5/- 2.0%

Total	100.0%

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. Based on the above discussion, we have elected to use our assumption of 5.8 percent per year beginning in 2013.

Fair Value of U.S. Plan Assets

        The fair values of U.S. pension plan assets at December 31, 2012, by asset category were as follows:

	Fair Value Measurements as of December 31, 2012
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$113	$542	$—	$655
Non-U.S.	177	127	—	304
Fixed income
Government debt	475	132	—	607
Corporate debt
U.S.	203	191	—	394
Non-U.S.	42	—	—	42
Asset/mortgaged backed securities	13	—	—	13
Net cash equivalents(1)	35	—	—	35
Private equity and real estate(2)	—	—	286	286

Total	$1,058	$992	$286	$2,336

Pending trade/purchases/sales				(16)
Accruals(3)				7

Total				$2,327

(1)
Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)
The investments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

(3)
Interest or dividends that had not settled as of December 31, 2012.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The fair values of U.S. pension plan assets at December 31, 2011, by asset category were as follows:

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements as of December 31, Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Ending balance at December 31, 2010	$126	$82	$208
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	18	6	24
Purchases, sales and settlements, net	3	31	34

Ending balance at December 31, 2011	147	119	266
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	15	9	24
Purchases, sales and settlements, net	(6)	2	(4)

Ending balance at December 31, 2012	$156	$130	$286

Fair Value of U.K. Plan Assets

        In July 2012, the U.K. pension plan purchased an insurance contract that will guarantee payment of specified pension liabilities. The contract defers payment for 10 years. This is included in the table below in Level 3 at a value of $424 million.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The fair values of U.K. pension plan assets at December 31, 2012, by asset category were as follows:

	Fair Value Measurements as of December 31, 2012
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$251	$—	$251
Non-U.S.	—	325	—	325
Fixed income
Government debt	—	191	—	191
Net cash equivalents(1)	10	—	—	10
Re-insurance	—	61	—	61
Private equity, real estate & insurance(2)	—	—	486	486

Total	$10	$828	$486	$1,324

Pending trade/purchases/sales				—
Accruals(3)				—

Total				$1,324

(1)
Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)
The investments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

(3)
Interest or dividends that had not settled as of December 31, 2012.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The fair values of U.K. pension plan assets at December 31, 2011, by asset category were as follows:

	Fair Value Measurements as of December 31, 2011
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$239	$—	$239
Non-U.S.	—	253	—	253
Fixed income
Government debt	162	311	—	473
Corporate debt
U.S.	17	9	—	26
Non-U.S.	90	45	—	135
Asset/mortgaged backed securities	21	—	—	21
Net cash equivalents(1)	10	—	—	10
Derivative instruments(2)	—	(5)	—	(5)
Re-insurance	—	56	—	56
Private equity and real estate(3)	—	—	47	47

Total	$300	$908	$47	$1,255

Pending trade/purchases/sales				(58)
Accruals(4)				3

Total				$1,200

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements as of December 31, Using Significant Unobservable Inputs (Level 3)
In millions	Insurance	Real Estate	Private Equity	Total
Ending balance at December 31, 2010	$—	$30	$10	$40
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	—	—	2	2
Purchases, sales and settlements, net	—	3	2	5

Ending balance at December 31, 2011	—	33	14	47
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	13	1	1	15
Purchases, sales and settlements, net	411	—	13	424

Ending balance at December 31, 2012	$424	$34	$28	$486

Level 3 Assets

        The investments in an insurance contract, private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by quarterly financial statements of the funds. These financial statements are audited at least annually. In conjunction with our investment consultant, we monitor the fair value of the insurance contract as periodically reported by our insurer and their counterparty risk. The fair value of all real estate properties, held in the partnerships, are valued at least once per year by an independent professional real estate valuation firm. Fair value generally represents the fund's proportionate share of the net assets of the investment partnerships as reported by the general partners of the underlying partnerships. Some securities with no readily available market are initially valued at cost, utilizing independent professional valuation firms as well as market comparisons with subsequent adjustments to values which reflect either the basis of meaningful third-party transactions in the private market or the fair value deemed appropriate by the general partners of the underlying investment partnerships. In such instances, consideration is also given to the financial condition and operating results of the issuer, the amount that the investment partnerships can reasonably expect to realize upon the sale of the securities and any other factors deemed relevant. The estimated fair values are subject to uncertainty and therefore may differ from the values that would have been used had a ready market for such investments existed and such differences could be material.

Estimated Future Contributions and Benefit Payments

        We plan to contribute approximately $170 million to our defined benefit pension plans in 2013. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2013	2014	2015	2016	2017	2018 - 2022
Expected benefit payments	$215	$216	$222	$228	$232	$1,218

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

Other Pension Plans

        We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $74 million, $72 million and $44 million for the years ended December 31, 2012, 2011 and 2010.

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

In millions	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$483	$490
Interest cost	21	24
Plan participants' contributions	8	10
Plan amendments	(4)	—
Actuarial losses	21	18
Benefits paid directly by employer	(51)	(59)

Benefit obligation at end of year	$478	$483

Funded status at end of year	$(478)	$(483)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs-current liabilities	$(46)	$(51)
Postretirement benefits other than pensions-long-term liabilities	(432)	(432)

Net amount recognized	$(478)	$(483)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$83	$66
Prior service credit	(6)	(6)

Net amount recognized	$77	$60

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        In addition to the other postretirement plans in the above table, we also maintain less significant postretirement plans in three other countries outside the U.S. that comprise less than 1 percent of our postretirement obligations. These plans are reflected in "Other liabilities and deferred revenue" in our Consolidated Balance Sheets.

Components of Net Periodic Other Postretirement Benefits Cost

        The following table presents the net periodic other postretirement benefits cost under our plans:

In millions	2012	2011	2010
Interest cost	$21	$24	$27
Amortization of prior service credit	(5)	(8)	(8)
Recognized net actuarial loss	3	—	—
Other	1	1	—

Net periodic other postretirement benefit cost	$20	$17	$19

        Other changes in benefit obligations recognized in other comprehensive income in 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
Amortization of prior service credit	$5	$8	$8
Recognized net actuarial loss	(3)	—	—
Incurred actuarial loss	20	16	14
Incurred prior service credit	(4)	—	(2)
Other	(1)	—	1

Total recognized in other comprehensive income	$17	$24	$21

Total recognized in net periodic other postretirement benefit cost and other comprehensive income	$37	$41	$40

        The amount in accumulated other comprehensive loss that is expected to be recognized as a component of net periodic other postretirement benefit cost during the next fiscal year is an actuarial loss of $6 million.

Assumptions

        The table below presents assumptions used in determining the other postretirement benefit obligation for each year and reflects weighted-average percentages for our other postretirement plans:

	2012	2011
Discount rate	3.70%	4.70%

        The table below presents assumptions used in determining the net periodic other postretirement benefits cost and reflects weighted-average percentages for the various plans:

	2012	2011	2010
Discount rate	4.70%	5.20%	5.60%

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS (Continued)

        Our consolidated other postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, an 8.00 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2012. The rate was assumed to remain at 8.00 percent in 2013 and then decrease on a linear basis to 5.00 percent through 2019 and remain at that level thereafter. An increase in the health care cost trends of 1 percent would increase our APBO by $27 million as of December 31, 2012 and the net periodic other postretirement benefit expense for 2013 by $1 million. A decrease in the health care cost trends of 1 percent would decrease our APBO by $23 million as of December 31, 2012 and the net periodic other postretirement benefit expense for 2013 by $1 million.

Estimated Benefit Payments

        The table below presents expected benefit payments under our other postretirement benefit plans:

In millions	2013	2014	2015	2016	2017	2018 - 2022
Expected benefit payments	$47	$45	$43	$40	$38	$157

NOTE 13. OTHER LIABILITIES AND DEFERRED REVENUE

        Other liabilities and deferred revenue included the following:

	December 31,
In millions	2012	2011
Deferred revenue	$368	$252
Accrued warranty	282	279
Pensions	244	205
Accrued compensation	168	165
Other long-term liabilities	246	189

Other liabilities and deferred revenue	$1,308	$1,090

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

        In June 2008, four of our sites in Southern Indiana, including our Technical Center, experienced extensive flood damage. In October 2011, we received $40 million from our insurance carriers to settle all outstanding 2008 flood claims. As a result, we recognized a gain of approximately $38 million ($24 million after-tax), net of any remaining flood related expenses, in "Other operating income (expense), net" in our Consolidated Statements of Income.

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

Other Guarantees and Commitments

        In addition to the matters discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations. As of December 31, 2012, the maximum potential loss related to these other guarantees is summarized as

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

follows (where the guarantee is in a foreign currency the amount below represents the amount in U.S. dollars at current exchange rates):

In millions
Cummins Olayan Energy Limited debt guarantee	$11
Xi'an Cummins Engine Company Limited debt guarantee	2
Residual value guarantees	1
Other debt guarantees	2

Maximum potential loss	$16

        The amount of liabilities related to the above guarantees was $2 million.

        We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties. The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances. As of December 31, 2012, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $94 million, of which $90 million relates to a contract with an engine parts supplier that extends to 2016. In addition, we also have a "take or pay" contract with an emission solutions business supplier requiring us to purchase approximately $73 million annually through 2018. These arrangements enable us to secure critical components. We do not currently anticipate paying any penalties under these contracts.

        We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance. These performance bonds and other performance-related guarantees were $70 million and $81 million as of December 31, 2012 and 2011, respectively.

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

Joint Venture Commitments

        As of December 31, 2012, we have committed to invest an additional $86 million into existing joint ventures with $75 million to be funded in 2013.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. COMMITMENTS AND CONTINGENCIES (Continued)

Leases

        We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next 10 years and contain renewal provisions. Rent expense under these leases approximated:

	December 31,
In millions	2012	2011	2010
Rent expense	$176	$166	$146

        The following is a summary of the leased property under capital leases by major classes:

	Asset balances at December 31,
In millions	2012	2011
Building	$66	$69
Equipment	110	110
Other	15	7
Less: Accumulated amortization	(103)	(91)

Total	$88	$95

        Following is a summary of the future minimum lease payments due under capital and operating leases, including leases in our rental business, with terms of more than one year at December 31, 2012, together with the net present value of the minimum payments due under capital leases:

In millions	Capital Leases	Operating Leases
2013	$24	$147
2014	9	107
2015	9	76
2016	7	54
2017	7	41
After 2017	16	128

Total minimum lease payments	$72	$553
Interest	(19)

Present value of net minimum lease payments	$53

        In addition, we have subleased certain of the facilities under operating lease to third parties. The future minimum lease payments due from lessees under those arrangements are $1 million per year for the years 2013 through 2016.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SHAREHOLDERS' EQUITY

Preferred and Preference Stock

        We are authorized to issue one million shares each of zero par value preferred and preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2012, there was no preferred or preference stock outstanding.

Common Stock

        Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans are as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2009	222.0	20.7	3.0
Shares acquired	—	3.5	—
Shares issued	0.2	(0.2)	—
Employee benefits trust activity	—	—	(0.9)
Other shareholder transactions	(0.4)	—	—

Balance at December 31, 2010	221.8	24.0	2.1

Shares acquired	—	6.4	—
Shares issued	0.4	(0.2)	—
Employee benefits trust activity	—	—	(0.3)

Balance at December 31, 2011	222.2	30.2	1.8

Shares acquired	—	2.6	—
Shares issued	0.4	(0.2)	—
Employee benefits trust activity	—	—	(0.3)
Other shareholder transactions	(0.2)	—	—

Balance at December 31, 2012	222.4	32.6	1.5

Treasury Stock

        Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2012, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Equity.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15. SHAREHOLDERS' EQUITY (Continued)

        In February 2011, the Board of Directors approved a share repurchase program and authorized the acquisition of up to $1 billion of our common stock. In 2012, we made the following quarterly purchases under this plan:

In millions (except per share amounts) For each quarter ended	2012 Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
April 1	0.1	$114.97	$8	$474
July 1	1.8	104.00	188	286
September 30	0.4	84.95	35	251
December 31	0.3	87.83	25	226

Total	2.6	99.47	$256

        In December 2012, the Board of Directors authorized the acquisition of up to $1 billion of our common stock upon completion of the 2011 repurchase program.

Quarterly Dividends

        In July 2012, the Board of Directors authorized a 25 percent increase to our quarterly cash dividend on our common stock from $0.40 per share to $0.50 per share. In July 2011, the Board of Directors approved a 52 percent increase to our quarterly cash dividend on our common stock from $0.2625 per share to $0.40 per share. In July 2010, our Board of Directors approved a 50 percent increase in our quarterly cash dividend on our common stock from $0.175 per share to $0.2625 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2012	2011	2010
First quarter	$0.40	$0.2625	$0.175
Second quarter	0.40	0.2625	0.175
Third quarter	0.50	0.40	0.2625
Fourth quarter	0.50	0.40	0.2625

Total	$1.80	$1.325	$0.875

        Total dividends paid to common shareholders in 2012, 2011 and 2010 were $340 million, $255 million and $172 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.

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

addition, we may direct the trustee to sell shares of the EBT on the open market to fund other non-qualified employee benefit plans. Matching contributions charged to income for the years ended December 31, 2012, 2011 and 2010 were $27 million, $28 million and $21 million, respectively. EBT shares sold on the open market and proceeds from those sales for the years ended December 31, 2012, 2011 and 2010 were as follows:

In millions	2012	2011	2010
EBT shares sold on open market	—	—	0.7
Proceeds from sale	$—	$—	$58

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS)

        Following are the items included in other comprehensive income (loss) and the related tax effects:

In millions	Before Tax Amount	Tax (Provision) Benefit	After Tax Amount
Year ended December 31, 2012
Change in pensions and other postretirement defined benefit plans	$(103)	$33	$(70)

Foreign currency translation adjustments	25	12	37

Unrealized gain (loss) on marketable securities
Holding gain (loss)	(2)	1	(1)
Reclassification of realized gain (loss) to net income	3	(1)	2

Net unrealized gain (loss)	1	—	1

Unrealized gain (loss) on derivatives
Holding gain (loss)	16	(5)	11
Reclassification of realized gain (loss) to net income	14	(5)	9

Net unrealized gain (loss)	30	(10)	20

Other comprehensive income (loss) attributable to Cummins Inc.	(47)	35	(12)
Noncontrolling interests	(7)	—	(7)

Total other comprehensive income (loss)	$(54)	$35	$(19)

Year ended December 31, 2011
Change in pensions and other postretirement defined benefit plans	$(107)	$29	$(78)

Foreign currency translation adjustments	(120)	12	(108)

Unrealized gain (loss) on marketable securities
Holding gain (loss)	(3)	1	(2)
Reclassification of realized gain (loss) to net income	3	(1)	2

Net unrealized gain (loss)	—	—	—

Unrealized gain (loss) on derivatives
Holding gain (loss)	(26)	11	(15)
Reclassification of realized gain (loss) to net income	(22)	5	(17)

Net unrealized gain (loss)	(48)	16	(32)

Other comprehensive income (loss) attributable to Cummins Inc.	(275)	57	(218)
Noncontrolling interests	(38)	—	(38)

Total other comprehensive income (loss)	$(313)	$57	$(256)

Year ended December 31, 2010
Change in pensions and other postretirement defined benefit plans	$207	$(65)	$142

Foreign currency translation adjustments	52	(25)	27

Unrealized gain (loss) on marketable securities
Holding gain (loss)	2	—	2
Reclassification of realized gain (loss) to net income	—	—	—

Net unrealized gain (loss)	2	—	2

Unrealized gain (loss) on derivatives
Holding gain (loss)	8	(3)	5
Reclassification of realized gain (loss) to net income	(2)	1	(1)

Net unrealized gain (loss)	6	(2)	4

Other comprehensive income (loss) attributable to Cummins Inc.	267	(92)	175
Noncontrolling interests	12	—	12

Total other comprehensive income (loss)	$279	$(92)	$187

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS

        In May 2012, our shareholders approved the 2012 Omnibus Plan (the Plan), which replaced and succeeded the 2003 Stock Incentive Plan. The Plan allows for the granting of up to 13.5 million stock-based awards to executives and employees, of which one-half must be in the form of stock options or stock appreciation rights. Awards available for grant under the Plan include, but are not limited to, stock options, stock appreciation rights and stock awards. Shares issued under the Plan may be newly issued shares or reissued treasury shares.

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

        Performance shares are granted as target awards and are earned based on our return on equity (ROE) performance. A payout factor has been established ranging from 0 to 200 percent of the target award based on our actual ROE performance. Shares granted during or prior to 2010, have a two-year performance period and a one year restriction period. Employees leaving the company prior to the end of the restriction period forfeit any shares subject to the restriction period. Shares granted during 2011 or after, have a three-year performance period and no restriction period. The fair value of the award is equal to the average market price, adjusted for the present value of dividends over the vesting period, of our stock on the grant date. Compensation expense is recorded ratably over the period beginning on the grant date until the shares become unrestricted and is based on the amount of the award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

        Restricted common stock is awarded from time to time at no cost to certain employees. Participants are entitled to cash dividends and voting rights. Restrictions limit the sale or transfer of the shares during a defined period. Generally, one-third of the shares become vested and free from restrictions after two years and one-third of the shares issued become vested and free from restrictions each year thereafter on the anniversary of the grant date, provided the participant remains an employee. The fair value of the award is equal to the average market price of our stock on the grant date. Compensation expense is determined at the grant date and is recognized over the four-year restriction period on a straight-line basis.

        Compensation expense (net of estimated forfeitures) related to our share-based plans for the year ended December 31, 2012, 2011 and 2010 was approximately $35 million, $40 million and $20 million, respectively. The excess tax benefit/(deficiency) associated with our share-based plans for the years ended December 31, 2012, 2011 and 2010, was $14 million, $5 million and $10 million, respectively.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards was approximately $39 million at December 31, 2012, and is expected to be recognized over a weighted-average period of less than two years.

        The tables below summarize the activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted- average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2009	896,830	$22.55
Granted	387,250	62.74
Exercised	(195,530)	17.36
Forfeited	(8,555)	41.54
Expired	(6,400)	9.33

Balance at December 31, 2010	1,073,595	37.92
Granted	316,159	115.71
Exercised	(134,520)	23.93
Forfeited	(12,197)	57.68

Balance at December 31, 2011	1,243,037	59.02
Granted	321,945	119.34
Exercised	(241,815)	31.73
Forfeited	(13,999)	67.86

Balance at December 31, 2012	1,309,168	$78.80	7.30	$44,192,177

Exercisable, December 31, 2010	222,110	$26.36	5.40	$18,683,972
Exercisable, December 31, 2011	721,210	$38.75	6.25	$37,526,500
Exercisable, December 31, 2012	785,869	$51.40	6.26	$44,176,663

        The weighted-average grant date fair value of options granted during the years ended December 31, 2012, 2011 and 2010, was $54.25, $51.23 and $27.45, respectively. The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010, was approximately $19 million, $12 million and $13 million, respectively.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS (Continued)

        The weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Nonvested at December 31, 2009	1,213,386	$40.63	69,866	$27.68
Granted	186,947	60.92	68,290	52.16
Vested	(704,931)	38.62	(68,266)	27.33
Cancelled	(200,324)	56.53	—	—
Forefeited	(13,307)	30.98	—	—

Nonvested at December 31, 2010	481,771	45.10	69,890	51.94
Granted	229,436	86.65	13,555	108.51
Vested	(178,653)	48.03	(1,600)	42.61
Forfeited	(7,163)	59.15	—	—

Nonvested at December 31, 2011	525,391	62.05	81,845	61.49
Granted	325,590	89.92	3,150	91.68
Vested	(194,484)	25.46	(22,766)	52.16
Forfeited	(26,413)	91.94	—	—

Nonvested at December 31, 2012	630,084	$86.49	62,229	$66.43

        The total fair value of performance shares vested during the years ended December 31, 2012, 2011 and 2010 was $24 million, $17 million and $42 million, respectively. The total fair value of restricted shares vested was $3 million, less than $1 million and $4 million for the years ended December 31, 2012, 2011 and 2010.

        The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2012	2011	2010
Expected life (years)	5	5	5
Risk-free interest rate	1.05%	1.87%	2.26%
Expected volatility	58.98%	55.39%	54.23%
Dividend yield	1.3%	1.3%	1.4%

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

NOTE 18. NONCONTROLLING INTERESTS

        Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2012	2011
Cummins India Ltd.	$260	$233
Wuxi Cummins Turbo Technologies Co. Ltd.	75	75
Other	36	31

Total	$371	$339

NOTE 19. RESTRUCTURING AND OTHER CHARGES

        We have executed restructuring actions primarily in the form of involuntary separation programs in the fourth quarter of 2012. These actions were in response to deterioration in our U.S. businesses and most key markets around the world in the second half of 2012, as well as a reduction in orders in most U.S. and global markets for 2013. We reduced our worldwide professional workforce by approximately 650 employees, or 3 percent. We also reduced our hourly workforce by approximately 650 employees. During 2012, we incurred a pre-tax charge related to the professional and hourly workforce reductions of approximately $49 million.

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

        We incurred a $1 million charge for lease terminations and a $2 million charge for asset impairments and other non-cash charges. During 2012, we recorded restructuring and other charges of $52 million ($35 million after-tax). These restructuring actions included:

In millions	Year ended December 31, 2012
Workforce reductions	$49
Exit activities	1
Other	2

Restructuring and other charges	$52

        At December 31, 2012, of the approximately 1,300 employees to be affected by this plan, 1,130 had been terminated.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. RESTRUCTURING AND OTHER CHARGES (Continued)

        Restructuring and other charges were included in each segment in our operating results as follows:

In millions	Year ended December 31, 2012
Engine	$20
Distribution	14
Power Generation	12
Components	6

Restructuring and other charges	$52

        The table below summarizes the activity and balance of accrued restructuring charges, which is included in "Other accrued expenses" in our Consolidated Balance Sheets for the year ended December 31, 2012.

In millions	Charges	Payments	Accrued Balance at December 31, 2012
Restructuring charges(1)	$50	$25	$25

(1)
Restructuring charges include severance pay and benefits and related charges and lease termination costs.

        The table below summarizes where the restructuring and other charges are located in our Consolidated Statements of Income for the year ended December 31, 2012.

In millions	Year ended December 31, 2012
Cost of sales	$29
Selling, general and administrative expenses	20
Research, development and engineering expenses	3

Restructuring and other charges	$52

NOTE 20. EARNINGS PER SHARE

        We calculate basic earnings per share (EPS) of common stock by dividing net income attributable to Cummins Inc. by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. We exclude shares of common stock held in the EBT (see Note 15, "SHAREHOLDERS' EQUITY") from the calculation of the weighted-average common shares

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. EARNINGS PER SHARE (Continued)

outstanding until those shares are distributed from the EBT to the RSP. Following are the computations for basic and diluted earnings per share:

	Years ended December 31,
Dollars in millions, except per share amounts	2012	2011	2010
Net income attributable to Cummins Inc.	$1,645	$1,848	$1,040

Weighted-average common shares outstanding
Basic	189,286,821	192,972,211	196,699,155
Dilutive effect of stock compensation awards	381,883	625,667	449,252

Diluted	189,668,704	193,597,878	197,148,407

Earnings per common share attributable to Cummins Inc.
Basic	$8.69	$9.58	$5.29
Diluted	8.67	9.55	5.28

        The weighted-average diluted common shares outstanding for 2012, 2011 and 2010 excludes the effect of 453,893, 177,460 and 7,795 weighted-average shares, respectively, of common stock options, since such options had an exercise price in excess of the monthly average market value of our common stock during that year.

NOTE 21. DERIVATIVES

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

Foreign Exchange Rates

        As a result of our international business presence, we are exposed to foreign currency exchange risks. We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates. To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies. Our internal policy allows for managing anticipated foreign currency cash flows for up to one year. These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP. The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of "Accumulated other comprehensive loss" (AOCL). When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, unrealized gain or loss, if any, is recognized in current income during the period of change. As of December 31, 2012, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net gain of $1 million. For the years ended December 31, 2012 and 2011, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. DERIVATIVES (Continued)

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

        The table below summarizes our outstanding foreign currency forward contracts. Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below. The currencies in this table represent 95 percent and 98 percent of the notional amounts of contracts outstanding as of December 31, 2012 and 2011.

	Notional amount in millions
Currency denomination	December 31, 2012	December 31, 2011
United States Dollar (USD)	110	181
British Pound Sterling (GBP)	227	347
Euro (EUR)	28	47
Singapore Dollar (SGD)	3	20
Indian Rupee (INR)	1,943	1,701
Japanese Yen (JPY)	384	3,348
Canadian Dollar (CAD)	59	39
South Korea Won (KRW)	35,266	36,833
Chinese Renmimbi (CNY)	45	61

Commodity Price Risk

        We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers. In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations. Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP. We also have commodity swap contracts that represent an economic hedge but are not designated for hedge accounting and are marked to market through earnings. For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL. When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income. The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs. As of December 31, 2012, we expect to reclassify an unrealized net loss of less than $1 million from AOCL to income over the next year. Our internal policy allows for managing these cash flow hedges for up to three years.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. DERIVATIVES (Continued)

        The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

	December 31, 2012		December 31, 2011
Dollars in millions Commodity	Notional Amount	Quantity	Notional Amount	Quantity
Copper	$24	3,025 metric tons(1)	$78	9,220 metric tons(1)
Platinum	71	45,126 troy ounces(2)	84	50,750 troy ounces(2)
Palladium	10	14,855 troy ounces(2)	5	7,141 troy ounces(2)

(1)
A metric ton is a measurement of mass equal to 1,000 kilograms.

(2)
A troy ounce is a measurement of mass equal to approximately 31 grams.

        In the third quarter of 2012 we began to use a combination of call and put option contracts for copper in net-zero-cost collar arrangements (zero-cost collars) that establish ceiling and floor prices for copper. These contracts are used strictly for hedging and not for speculative purposes. For these zero-cost collars, if the average price of the copper during the calculation period is within the call and put price, the call and put contracts expire at no cost to us. If the price falls below the floor, the counter-party to the collar receives the difference from us, and if the price rises above the ceiling, the counter-party pays the difference to us. We believe that these zero-cost collars will act as economic hedges; however we have chosen not to designate them as hedges for accounting purposes, therefore we present the calls and puts on a gross basis on our Consolidated Balance Sheets.

        The following table summarizes our outstanding commodity zero-cost collar contracts that were entered into to hedge the cost of copper purchases:

	December 31, 2012
Commodity	Average Floor or Cap	Quantity in metric tons(1)
Copper call options	$8,196	4,100
Copper put options	7,005	4,100

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

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. DERIVATIVES (Continued)

"Interest expense." The following table summarizes these gains and losses for the years presented below:

	For the years ended December 31,
	2012		2011
In millions Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$6	$(6)	$41	$(41)

Cash Flow Hedging

        The following table summarizes the effect on our Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the years ended December 31, 2012 and 2011 presented below. The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		For the years ended December 31,
		Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)
				Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
	Location of Gain/(Loss) Reclassified into Income (Effective Portion)
In millions Derivatives in Cash Flow Hedging Relationships		2012	2011	2012	2011
Foreign currency forward contracts	Net sales	$8	$(4)	$(2)	$3
Commodity swap contracts	Cost of sales	8	(22)	(9)	19

Total		$16	$(26)	$(11)	$22

Derivatives Not Designated as Hedging Instruments

        The following table summarizes the effect on our Consolidated Statements of Income for derivative instruments that are not classified as hedges for the years ended December 31, 2012 and 2011.

		For the years ended December 31,
		Amount of Gain/(Loss) Recognized in Income on Derivatives
In millions Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives
		2012	2011
Foreign currency forward contracts	Cost of sales	$(4)	$(2)
Foreign currency forward contracts	Other income (expense), net	11	(14)
Commodity zero-cost collars	Cost of sales	1	—
Commodity swap contracts	Cost of sales	—	(6)

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. DERIVATIVES (Continued)

Fair Value Amount and Location of Derivative Instruments

        The following tables summarize the location and fair value of derivative instruments on our Consolidated Balance Sheets:

	Derivative Assets
	Fair Value
In millions	December 31, 2012	December 31, 2011	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contract	$88	$82	Other assets
Foreign currency forward contracts	2	—	Prepaid expenses and other current assets
Commodity swap contracts	1	—	Prepaid expenses and other current assets

Total derivatives designated as hedging instruments	91	82

Derivatives not designated as hedging instruments
Foreign currency forward contracts	1	—	Prepaid expenses and other current assets
Commodity call option contracts	1	—	Other assets

Total derivatives not designated as hedging instruments	2	—

Total derivative assets	$93	$82

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. OPERATING SEGMENTS (Continued)

	Derivative Liabilities
	Fair Value
In millions	December 31, 2012	December 31, 2011	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity swap contracts	$2	$16	Other accrued expenses
Foreign currency forward contracts	—	7	Other accrued expenses

Total derivatives designated as hedging instruments	2	23

Derivatives not designated as hedging instruments
Commodity put option contracts	1	—	Other accrued expenses
Commodity swap contracts	—	6	Other accrued expenses
Foreign currency forward contracts	—	1	Other accrued expenses

Total derivatives not designated as hedging instruments	1	7

Total derivative liabilities	$3	$30

NOTE 22. OPERATING SEGMENTS

        Operating segments under GAAP are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Cummins chief operating decision-maker (CODM) is the Chief Executive Officer.

        Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution. This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers. The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets. Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment. The Components segment sells filtration products, aftertreatment, turbochargers and fuel systems. The Power Generation segment is an integrated provider of power systems which sells engines, generator sets and alternators. The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

        We use segment EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) as a primary basis for the CODM to evaluate the performance of each of our operating segments. Segment amounts exclude certain expenses not specifically identifiable to segments.

        The accounting policies of our operating segments are the same as those applied in our Consolidated Financial Statements. We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions. We have allocated certain common costs and expenses,

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. OPERATING SEGMENTS (Continued)

primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance. We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, changes in cash surrender value of corporate owned life insurance, flood damage gains or losses, divestiture gains or losses or income taxes to individual segments. In 2012, non-segment items included a $20 million reserve ($12 million after-tax) related to legal matters and a $6 million gain related to adjustments from our 2011 divestitures, while 2011 included the gain on disposition of certain assets and liabilities of our exhaust business and our light-duty filtration business and 2010 included a Brazil revenue tax recovery. These gains were not allocated to the businesses as they were not considered in our evaluation of operating results for the year. Segment EBIT may not be consistent with measures used by other companies.

        Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution	Non-segment Items(1)	Total
2012
External sales	$9,101	$2,809	$2,163	$3,261	$—	$17,334
Intersegment sales	1,632	1,203	1,105	16	(3,956)	—

Total sales	10,733	4,012	3,268	3,277	(3,956)	17,334
Depreciation and amortization(2)	192	82	47	34	—	355
Research, development and engineering expenses	433	213	76	6	—	728
Equity, royalty and interest income from investees	127	29	40	188	—	384
Interest income	11	3	9	2	—	25
Segment EBIT(3)	1,248	426	285	369	(25)	2,303
Net assets	3,373	1,830	1,582	1,392	—	8,177
Investments and advances to equity investees	401	127	88	281	—	897
Capital expenditures	399	134	95	62	—	690
2011
External sales	$9,649	$2,886	$2,492	$3,021	$—	$18,048
Intersegment sales	1,658	1,177	1,006	23	(3,864)	—

Total sales	11,307	4,063	3,498	3,044	(3,864)	18,048
Depreciation and amortization(2)	181	73	42	25	—	321
Research, development and engineering expenses	397	175	54	3	—	629
Equity, royalty and interest income from investees	166	31	47	172	—	416
Interest income	18	5	8	3	—	34
Segment EBIT	1,384	470	373	386	102	2,715
Net assets	3,167	1,467	1,547	1,123	—	7,304
Investments and advances to equity investees	398	123	79	238	—	838
Capital expenditures	339	141	87	55	—	622

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. OPERATING SEGMENTS (Continued)

In millions	Engine	Components	Power Generation	Distribution	Non-segment Items(1)	Total
2010
External sales	$6,594	$2,171	$2,150	$2,311	$—	$13,226
Intersegment sales	1,294	875	769	13	(2,951)	—

Total sales	7,888	3,046	2,919	2,324	(2,951)	13,226
Depreciation and amortization(2)	171	79	41	25	—	316
Research, development and engineering expenses	263	114	36	1	—	414
Equity, royalty and interest income from investees	161	23	35	132	—	351
Interest income	12	2	5	2	—	21
Segment EBIT	809	278	299	297	(26)	1,657
Net assets	2,662	1,450	1,286	929	—	6,327
Investments and advances to equity investees	355	106	73	200	—	734
Capital expenditures	197	78	53	36	—	364

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The year ended December 31, 2012, includes a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures and a $20 million reserve ($12 million after-tax) related to legal matters. The year ended December 31, 2011, includes a $68 million gain ($37 million after-tax) related to the sale of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the sale of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement regarding a June 2008 flood in Southern Indiana. For the year ended December 31, 2010, unallocated corporate expenses include $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. The gains and losses have been excluded from segment results as they were not considered in our evaluation of operating results for the years ended December 31, 2012, 2011 and 2010.

(2)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Consolidated Statements of Income as "Interest expense."

(3)
Segment EBIT includes restructuring and other charges for each business segment of $20 million for the Engine segment, $6 million for the Components segment, $12 million for the Power Generation segment and $14 million for the Distribution segment. See Note 19, "RESTRUCTURING CHARGES," for additional detail.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. OPERATING SEGMENTS (Continued)

        A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Income is shown in the table below:

	Years ended December 31,
In millions	2012	2011	2010
Segment EBIT	$2,303	$2,715	$1,657
Less: Interest expense	32	44	40

Income before income taxes	$2,271	$2,671	$1,617

	December 31,
In millions	2012	2011	2010
Net assets for operating segments	$8,177	$7,304	$6,327
Liabilities deducted in arriving at net assets	4,913	4,832	4,412
Pension and other postretirement benefit adjustments excluded from net assets	(977)	(928)	(879)
Deferred tax assets not allocated to segments	410	435	517
Debt-related costs not allocated to segments	25	25	25

Total assets	$12,548	$11,668	$10,402

        The table below presents certain segment information by geographic area. Net sales attributed to geographic areas are based on the location of the customer.

	Years ended and as of December 31,
In millions Net Sales	2012	2011	2010
United States	$8,107	$7,354	$4,817
China	1,056	1,452	1,206
Brazil	798	1,286	1,014
India	757	859	808
Mexico	692	631	415
United Kingdom	660	727	562
Canada	642	653	506
Other foreign countries	4,622	5,086	3,898

Total net sales	$17,334	$18,048	$13,226

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. OPERATING SEGMENTS (Continued)

	Years ended and as of December 31,
In millions Long-lived assets	2012	2011	2010
United States	$2,440	$2,218	$1,981
China	589	520	446
United Kingdom	339	318	266
India	243	203	173
Brazil	170	151	146
Netherlands	130	111	—
Mexico	77	72	62
Canada	69	64	64
Germany	49	47	44
Korea	37	27	19
Turkey	29	19	1
Australia	25	34	48
United Arab Emirates	16	14	9
Singapore	16	9	7
Romania	15	10	10
France	13	13	14
Other foreign countries	33	32	32

Total long-lived assets	$4,290	$3,862	$3,322

        Our largest customer is PACCAR Inc. Worldwide sales to this customer were $2,232 million in 2012, $2,144 million in 2011 and $986 million in 2010, representing 13 percent, 12 percent and 7 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

In millions, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2012
Net sales	$4,472	$4,452	$4,118	$4,292
Gross margin	1,198	1,210	1,042	1,058
Net income attributable to Cummins Inc.(1)	455	469	352	369
Net earnings per share attributable to Cummins Inc.—basic(2)	$2.39	$2.47	$1.87	$1.96
Net earnings per share attributable to Cummins Inc.—diluted	2.38	2.47	1.86	1.95
Cash dividends per share	0.40	0.40	0.50	0.50
Stock price per share
High	$129.51	$123.34	$105.63	$109.78
Low	90.37	88.31	82.20	85.88

	2011
Net sales	$3,860	$4,641	$4,626	$4,921
Gross margin	957	1,203	1,188	1,241
Net income attributable to Cummins Inc.(1)	343	505	452	548
Net earnings per share attributable to Cummins Inc.—basic(2)	$1.75	$2.61	$2.35	$2.87
Net earnings per share attributable to Cummins Inc.—diluted	1.75	2.60	2.35	2.86
Cash dividends per share	0.2625	0.2625	0.40	0.40
Stock price per share
High	$114.81	$121.49	$114.00	$103.95
Low	93.50	91.13	79.62	79.53

(1)
For the year ended December 31, 2012, net income includes restructuring and other charges of $52 million ($35 million after-tax), a $6 million gain ($4 million after-tax) related to adjustments to our 2011 divestitures and a $20 million reserve ($12 million after-tax) related to legal matters. For the year ended December 31, 2011, net income includes a $68 million gain ($37 million after-tax) related to the disposition of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the disposition of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement related to a June 2008 flood in Southern Indiana.

(2)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share may not equal the full year earnings per share.

        At December 31, 2012, there were approximately 3,977 holders of record of Cummins Inc.'s $2.50 par value common stock.

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

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    Other Information

        None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in our 2013 Proxy Statement, which will be filed within 120 days after the end of 2012. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Executive Officers of the Registrant." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.

ITEM 11.    Executive Compensation

        The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2013 Proxy Statement, which will be filed within 120 days after the end of 2012.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning our equity compensation plans as of December 31, 2012, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,001,481	$78.80	3,551,212
Equity compensation plans not approved by security holders	—	—	—

Total	2,001,481	$78.80	3,551,212

(1)
The number is comprised of 1,309,168 stock options, 630,084 performance shares and 62,229 restricted shares. Refer to Note 17, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are rewarded.

(2)
The weighted-average exercise price relates only to the 1,309,168 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.

        The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2013 Proxy Statement, which will be filed within 120 days after the end of 2012.

ITEM 13.    Certain Relationships, Related Transactions and Director Independence

        The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information—Related Party Transactions" in our 2013 Proxy Statement, which will be filed within 120 days after the end of 2012.

ITEM 14.    Principal Accountant Fees and Services

        The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2013 Proxy Statement, which will be filed within 120 days after the end of 2012.

 PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)
The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":

•
Management's Report to Shareholders

•
Report of Independent Registered Public Accounting Firm

•
Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

•
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

•
Consolidated Balance Sheets at December 31, 2012 and 2011

•
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•
Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010

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

Date: February 20, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by or on behalf of the following persons on behalf of the registrant and in the capacities as of this February 20, 2013.

Signatures	Title	Date

/s/ N. THOMAS LINEBARGER N. Thomas Linebarger	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 20, 2013
/s/ PATRICK J. WARD Patrick J. Ward	Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2013
/s/ MARSHA L. HUNT Marsha L. Hunt	Vice President—Corporate Controller (Principal Accounting Officer)	February 20, 2013
* Robert J. Bernhard	Director	February 20, 2013
* Franklin R. Chang-Diaz	Director	February 20, 2013
* Stephen B. Dobbs	Director	February 20, 2013
* Robert K. Herdman	Director	February 20, 2013

Signatures		Title	Date

* Alexis M. Herman		Director	February 20, 2013
* William I. Miller		Director	February 20, 2013
* Georgia R. Nelson		Director	February 20, 2013
* Carl Ware		Director	February 20, 2013
By:	/s/ PATRICK J. WARD Patrick J. Ward Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3(a	)	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009).

3(b	)	By-laws, as amended and restated effective as of July 14, 2009 (incorporated by reference to Exhibit 3.1 to Cummins Inc.'s Current Report on Form 8-K dated July 17, 2009).

10(a	)#	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(b	)#	Target Bonus Plan (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(c	)#	Deferred Compensation Plan, as amended (filed herewith).

10(d	)#	Supplemental Life Insurance and Deferred Income Plan, as amended (incorporated by reference to Exhibit 10(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).

10(e	)	Credit Agreement, dated as of November 9, 2012, by and among Cummins Inc., Cummins Ltd., Cummins Power Generation Ltd., Cummins Generator Technologies Limited, certain other subsidiaries referred to therein and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Cummins Inc.'s Current Report on Form 8-K dated November 9, 2012).

10(f	)#	Deferred Compensation Plan for Non-Employee Directors, as amended (filed herewith).

10(g	)#	Excess Benefit Retirement Plan, as amended (incorporated by reference to Exhibit 10(g) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).

10(h	)#	Employee Stock Purchase Plan, as amended (incorporated by reference to Annex B to Cummins Inc.'s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2012 (File No. 001-04949)).

10(i	)#	Longer Term Performance Plan (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(j	)#	2006 Executive Retention Plan, as amended (incorporated by reference to Exhibit 10(j) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).

10(k	)#	Senior Executive Target Bonus Plan (incorporated by reference to Exhibit 10(k) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(l	)#	Senior Executive Longer Term Performance Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(m	)#	Form of Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(m) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10(n	)#	Form of Performance Share Award Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(n) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

Exhibit No.		Description of Exhibit
10(o	)#	2012 Omnibus Incentive Plan (incorporated by reference to Annex A to Cummins Inc.'s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2012 (File No. 001-04949)).

10(p	)#	Form of Stock Option Agreement under the 2012 Omnibus Incentive Plan (filed herewith).

10(q	)#	Key Employee Stock Investment Plan (incorporated by reference to Exhibit 4.3 to Cummins Inc.'s Registration Statement on Form S-8 on November 6, 2012 (File No. 333-184786)).

12		Calculation of Ratio of Earnings to Fixed Charges (filed herewith).

21		Subsidiaries of the Registrant (filed herewith).

23		Consent of PricewaterhouseCoopers LLP (filed herewith).

24		Powers of Attorney (filed herewith).

31(a	)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31(b	)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS		XBRL Instance Document.

101.SCH		XBRL Taxonomy Extension Schema Document.

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB		XBRL Taxonomy Extension Label Linkbase Document.

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.

#
A management contract or compensatory plan or arrangement.