Form 10-Q
period 2013-03-31
CUMMINS INC
filed 2013-05-01
CIK 26172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of March 31, 2013, there were 189,738,852 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended
In millions, except per share amounts	March 31, 2013	April 1, 2012
NET SALES (a)	$3,922	$4,472
Cost of sales	2,965	3,274
GROSS MARGIN	957	1,198

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	444	475
Research, development and engineering expenses	182	181
Equity, royalty and interest income from investees (Note 4)	82	104
Other operating income (expense), net	1	2
OPERATING INCOME	414	648

Interest income	5	8
Interest expense	6	8
Other income (expense), net	18	2
INCOME BEFORE INCOME TAXES	431	650

Income tax expense (Note 5)	119	175
CONSOLIDATED NET INCOME	312	475

Less: Net income attributable to noncontrolling interests	30	20
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$282	$455

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.50	$2.39
Diluted	$1.49	$2.38

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	188.4	190.4
Dilutive effect of stock compensation awards	0.4	0.4
Diluted	188.8	190.8

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.40

(a) Includes sales to nonconsolidated equity investees of $552 million and $669 million for the three months ended March 31, 2013 and April 1, 2012, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
In millions	March 31, 2013	April 1, 2012
CONSOLIDATED NET INCOME	$312	$475
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	(150)	106
Unrealized gain (loss) on marketable securities	(10)	(1)
Unrealized gain (loss) on derivatives	(6)	19
Change in pension and other postretirement defined benefit plans	19	11
Total other comprehensive income (loss), net of tax	(147)	135
COMPREHENSIVE INCOME	165	610
Less: Comprehensive income attributable to noncontrolling interest	28	30
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$137	$580

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except par value	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,483	$1,369
Marketable securities (Note 6)	196	247
Total cash, cash equivalents and marketable securities	1,679	1,616
Accounts and notes receivable, net
Trade and other	2,250	2,235
Nonconsolidated equity investees	246	240
Inventories (Note 8)	2,387	2,221
Prepaid expenses and other current assets	658	855
Total current assets	7,220	7,167
Long-term assets
Property, plant and equipment	5,942	5,876
Accumulated depreciation	(3,173)	(3,152)
Property, plant and equipment, net	2,769	2,724
Investments and advances related to equity method investees	944	897
Goodwill	444	445
Other intangible assets, net	366	369
Other assets	1,013	946
Total assets	$12,756	$12,548

LIABILITIES
Current liabilities
Loans payable	$13	$16
Accounts payable (principally trade)	1,554	1,339
Current maturities of long-term debt (Note 9)	54	61
Current portion of accrued product warranty (Note 10)	396	386
Accrued compensation, benefits and retirement costs	280	400
Deferred revenue	230	215
Taxes payable (including taxes on income)	203	173
Other accrued expenses	527	546
Total current liabilities	3,257	3,136
Long-term liabilities
Long-term debt (Note 9)	736	698
Postretirement benefits other than pensions	422	432
Other liabilities and deferred revenue	1,296	1,308
Total liabilities	5,711	5,574

Commitments and contingencies (Note 11)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.2 and 222.4 shares issued	2,064	2,058
Retained earnings	7,530	7,343
Treasury stock, at cost, 32.5 and 32.6 shares	(1,827)	(1,830)
Common stock held by employee benefits trust, at cost, 1.4 and 1.5 shares	(17)	(18)
Accumulated other comprehensive loss (Note 13)
Defined benefit postretirement plans	(775)	(794)
Other	(320)	(156)
Total accumulated other comprehensive loss	(1,095)	(950)
Total Cummins Inc. shareholders’ equity	6,655	6,603
Noncontrolling interests	390	371
Total equity	7,045	6,974
Total liabilities and equity	$12,756	$12,548

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
In millions	March 31, 2013	April 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$312	$475
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	98	85
Gain on fair value adjustment for consolidated investee	(7)	—
Deferred income taxes	5	(27)
Equity in income of investees, net of dividends	(36)	(59)
Pension contributions in excess of expense (Note 3)	(54)	(27)
Other post-retirement benefits payments in excess of expense (Note 3)	(8)	(4)
Stock-based compensation expense	7	7
Excess tax benefits on stock-based awards	(7)	(11)
Translation and hedging activities	(5)	10
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(29)	(135)
Inventories	(177)	(209)
Other current assets	158	(28)
Accounts payable	204	148
Accrued expenses	(142)	(196)
Changes in other liabilities and deferred revenue	47	29
Other, net	62	(37)
Net cash provided by operating activities	428	21

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(114)	(126)
Investments in internal use software	(12)	(16)
Investments in and advances to equity investees	(24)	(5)
Acquisition of businesses, net of cash acquired	(17)	(5)
Investments in marketable securities—acquisitions (Note 6)	(133)	(146)
Investments in marketable securities—liquidations (Note 6)	187	184
Cash flows from derivatives not designated as hedges	(30)	11
Other, net	—	1
Net cash used in investing activities	(143)	(102)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	—	12
Payments on borrowings and capital lease obligations	(27)	(38)
Net borrowings (payments) under short-term credit agreements	15	—
Distributions to noncontrolling interests	(19)	(22)
Dividend payments on common stock	(95)	(77)
Repurchases of common stock	—	(8)
Excess tax benefits on stock-based awards	7	11
Other, net	16	9
Net cash used in financing activities	(103)	(113)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(68)	27
Net increase (decrease) in cash and cash equivalents	114	(167)
Cash and cash equivalents at beginning of year	1,369	1,484
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,483	$1,317

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated		Common	Total
		Additional		Other		Stock	Cummins Inc.
	Common	paid-in	Retained	Comprehensive	Treasury	Held in	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss	Stock	Trust	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2011	$555	$1,446	$6,038	$(938)	$(1,587)	$(22)	$5,492	$339	$5,831
Net income			455				455	20	475
Other comprehensive income (loss)				125			125	10	135
Issuance of shares	1						1	—	1
Employee benefits trust activity		12				2	14	—	14
Acquisition of shares					(8)		(8)	—	(8)
Cash dividends on common stock			(77)				(77)	—	(77)
Distribution to noncontrolling interests							—	(35)	(35)
Stock option exercises					5		5	—	5
Other shareholder transactions		3					3	14	17
BALANCE AT APRIL 1, 2012	$556	$1,461	$6,416	$(813)	$(1,590)	$(20)	$6,010	$348	$6,358

BALANCE AT DECEMBER 31, 2012	$556	$1,502	$7,343	$(950)	$(1,830)	$(18)	$6,603	$371	$6,974
Net income			282				282	30	312
Other comprehensive income (loss)				(145)			(145)	(2)	(147)
Issuance of shares		1					1	—	1
Employee benefits trust activity		8				1	9	—	9
Cash dividends on common stock			(95)				(95)	—	(95)
Distribution to noncontrolling interests							—	(19)	(19)
Stock option exercises					3		3	—	3
Other shareholder transactions		(3)					(3)	10	7
BALANCE AT MARCH 31, 2013	$556	$1,508	$7,530	$(1,095)	$(1,827)	$(17)	$6,655	$390	$7,045

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.  NATURE OF OPERATIONS

Cummins Inc. (“Cummins,” “we,” “our” or “us”) was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers.  We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide.  We serve our customers through a network of approximately 600 company-owned and independent distributor locations and approximately 6,500 dealer locations in more than 190 countries and territories.

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The first quarters of 2013 and 2012 ended on March 31, and April 1, respectively.  The interim period for both 2013 and 2012 contained 13 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three month periods ended March 31, 2013, and April 1, 2012, were as follows:

	Three months ended
	March 31, 2013	April 1, 2012
Options excluded	563,350	143,300

You should read these interim condensed financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.  Our interim period financial results for the three month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans.  Contributions to these plans were as follows:

	Three months ended
In millions	March 31, 2013	April 1, 2012
Defined benefit pension and other postretirement plans
Voluntary contribution	$39	$38
Mandatory contribution	37	5
Defined benefit pension contributions	76	43
Other postretirement plans	14	9
Total defined benefit plans	$90	$52

Defined contribution pension plans	$22	$27

We made $76 million of pension contributions in the three month period ended March 31, 2013, and we anticipate making an additional $89 million of contributions during the remainder of 2013. We paid $14 million of claims and premiums for other postretirement benefits in the three month period ended March 31, 2013; payments for the remainder of 2013 are expected to be $33 million. The $165 million of contributions for the full year include voluntary contributions of approximately $110 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants. Our expected pension expense for 2013 has been reduced $10 million, to $87 million, from the amount we had expected at year-end, due to a remeasurement of the U.S. plan for changes in employee census data.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
	March 31,	April 1,	March 31,	April 1,	March 31,	April 1,
In millions	2013	2012	2013	2012	2013	2012
Service cost	$17	$14	$5	$6	$—	$—
Interest cost	24	26	14	14	4	5
Expected return on plan assets	(42)	(39)	(18)	(20)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Recognized net actuarial loss	16	12	6	3	2	1
Net periodic benefit cost	$15	$13	$7	$3	$6	$5

NOTE 4.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended
In millions	March 31, 2013	April 1, 2012
Distribution Entities
North American distributors	$35	$40
Komatsu Cummins Chile, Ltda.	5	5
All other distributors	—	1
Manufacturing Entities
Chongqing Cummins Engine Company, Ltd.	12	18
Dongfeng Cummins Engine Company, Ltd.	12	16
Shanghai Fleetguard Filter Co., Ltd.	3	3
Valvoline Cummins, Ltd.	3	2
Tata Cummins, Ltd.	1	4
Beijing Foton Cummins Engine Co., Ltd.	1	(2)
Cummins Westport, Inc.	—	5
Komatsu manufacturing alliances	(1)	(1)
All other manufacturers	2	1
Cummins share of net income	73	92
Royalty and interest income	9	12
Equity, royalty and interest income from investees	$82	$104

NOTE 5.  INCOME TAXES

Our effective tax rate for the year is expected to approximate 29.5 percent, excluding any one-time items that may arise.  Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rate for the three month period ended March 31, 2013, was 27.6 percent.  This tax rate includes a discrete tax benefit of $28 million attributable to the 2012 research credit as well as a discrete tax expense of $17 million, which primarily relates to the write-off of a deferred tax asset deemed unrecoverable.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated the research tax credit.  The expiration of this credit resulted in a higher income tax provision of $28 million in 2012.  As tax law changes are accounted for in the period of enactment, we recognized the discrete tax benefit in the first quarter of 2013.

Our effective tax rate for the three months ended April 1, 2012, was 26.9 percent.  The increase in the 2013 effective tax rate compared to 2012 is due primarily to an unfavorable change in the pre-tax mix of income taxed in higher rate jurisdictions, partially offset by $11 million of net discrete tax benefits.

NOTE 6.  MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	March 31, 2013			December 31, 2012
		Gross unrealized	Estimated		Gross unrealized	Estimated
In millions	Cost	gains/(losses)	fair value	Cost	gains/(losses)	fair value
Available-for-sale
Debt mutual funds	$110	$1	$111	$139	$3	$142
Bank debentures	22	—	22	45	—	45
Certificates of deposit	59	—	59	47	—	47
Government debt securities-non-U.S.	3	—	3	3	—	3
Corporate debt securities	1	—	1	1	—	1
Equity securities and other(1)	—	—	—	—	9	9
Total marketable securities	$195	$1	$196	$235	$12	$247

(1) In the first quarter of 2013 we recognized a $9 million gain on the sale of equity securities.

At March 31, 2013, the fair value of available-for-sale investments in debt securities by contractual maturity was as follows:

Maturity date
In millions	Fair value

1 year or less	$23
1-5 years	2
5-10 years	1
Total	$26

NOTE 7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from Level 1 or Level 2 inputs.  Derivative assets and liabilities are derived from Level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of Levels 2 or 3 in the first three months of 2013 and 2012.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at March 31, 2013:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$78	$33	$—	$111
Bank debentures	—	22	—	22
Certificates of deposit	—	59	—	59
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	1	—	1

Derivative assets
Interest rate contracts	—	77	—	77
Commodity swap contracts	—	2	—	2
Foreign currency forward contracts	—	1	—	1
Commodity call option contracts	—	1	—	1
Total assets	$78	$199	$—	$277

Derivative liabilities
Foreign currency forward contracts	—	8	—	8
Commodity swap contracts	—	2	—	2
Commodity put option contracts	—	1	—	1
Total liabilities	$—	$11	$—	$11

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at December 31, 2012:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$100	$42	$—	$142
Bank debentures	—	45	—	45
Certificates of deposit	—	47	—	47
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	1	—	1

Available-for-sale equity securities
Financial services industry	9	—	—	9

Derivative assets
Interest rate contracts	—	88	—	88
Foreign currency forward contracts	—	3	—	3
Commodity swap contracts	—	1	—	1
Commodity call option contracts	—	1	—	1
Total assets	$109	$231	$—	$340

Derivative liabilities
Commodity swap contracts	—	2	—	2
Commodity put option contracts	—	1	—	1
Total liabilities	$—	$3	$—	$3

The substantial majority of our assets were valued utilizing a market approach.  A description of the valuation techniques and inputs used for our level 2 fair value measures are as follows:

•                  Debt mutual funds — Assets in Level 2 consist of exchange traded mutual funds that lack sufficient trading volume to be classified at Level 1.  The fair value measure for these investments is the daily net asset value published on a regulated governmental website.  Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.

•                  Bank debentures and Certificates of deposit — These investments provide us with a fixed rate of return and generally range in maturity from six months to five years.  The counter-parties to these investments are reputable financial institutions with investment grade credit ratings.  Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institutions’ month-end statement.

•                  Government debt securities-non-U.S. and Corporate debt securities — The fair value measure for these securities are broker quotes received from reputable firms.  These securities are infrequently traded on a national stock exchange and these values are used on a test basis to corroborate our Level 2 input measure.

•                  Foreign currency forward contracts — The fair value measure for these contracts are determined based on forward foreign exchange rates received from third-party pricing services.  These rates are based upon market transactions and are periodically corroborated by comparing to third-party broker quotes.

•                  Commodity swap contracts — The fair value measure for these contracts are current spot market data adjusted for the appropriate current forward curves provided by external financial institutions.  The current spot price is the most significant component of this valuation and is based upon market transactions.  We use third-party pricing services for the spot price component of this valuation which is periodically corroborated by market data from broker quotes.

•                  Commodity call and put option contracts — We utilize the month-end statement from the issuing financial institution as our fair value measure for this investment.  We corroborate this valuation through the use of a third-party pricing service for similar assets and liabilities.

•                  Interest rate contracts — We currently have only one interest rate contract.  We utilize the month-end statement from the issuing financial institution as our fair value measure for this investment.  We corroborate this valuation through the use of a third-party pricing service for similar assets and liabilities.

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at March 31, 2013 and December 31, 2012, are set forth in the table below.  The carrying values of all other receivables and liabilities approximated fair values.  The fair value of financial instruments is derived from Level 2 inputs.

	March 31,	December 31,
In millions	2013	2012
Fair value of total debt	$954	$926
Carrying value of total debt	803	775

NOTE 8.  INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

	March 31,	December 31,
In millions	2013	2012
Finished products	$1,430	$1,393
Work-in-process and raw materials	1,072	939
Inventories at FIFO cost	2,502	2,332
Excess of FIFO over LIFO	(115)	(111)
Total inventories	$2,387	$2,221

NOTE 9.  DEBT

A summary of long-term debt was as follows:

	March 31,	December 31,
In millions	2013	2012
Long-term debt
Export financing loan, 4.5%, due 2013	$11	$23
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	112	88
Other	86	69
	682	653
Unamortized discount	(35)	(35)
Fair value adjustments due to hedge on indebtedness	77	88
Capital leases	66	53
Total long-term debt	790	759
Less: Current maturities of long-term debt	(54)	(61)
Long-term debt	$736	$698

Principal payments required on long-term debt during the next five years are:

	Required Principal Payments
In millions	2013	2014	2015	2016	2017
Payment	$47	$46	$66	$77	$13

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

	Three months ended
In millions	March 31, 2013	April 1, 2012
Balance, beginning of year	$1,088	$1,014
Provision for warranties issued	116	116
Deferred revenue on extended warranty contracts sold	49	46
Payments	(102)	(103)
Amortization of deferred revenue on extended warranty contracts	(27)	(26)
Changes in estimates for pre-existing warranties	(9)	(14)
Foreign currency translation	(5)	4
Balance, end of period	$1,110	$1,037

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our March 31, 2013, balance sheet were as follows:

In millions	March 31, 2013	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$117	Deferred revenue
Long-term portion	325	Other liabilities and deferred revenue
Total	$442

Receivables related to estimated supplier recoveries
Current portion	$6	Trade and other receivables
Long-term portion	5	Other assets
Total	$11

Long-term portion of warranty liability	$272	Other liabilities and deferred revenue

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

Other Guarantees and Commitments

In addition to the matters discussed above, from time to time we periodically enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations.  As of March 31, 2013, the maximum potential loss related to these other guarantees is summarized as follows (where the guarantee is in a foreign currency the amount below represents the amount in U.S. dollars at current exchange rates):

In millions
Cummins Olayan Energy Limited debt guarantee	$8
Residual value guarantees	1
Other debt guarantees	5
Maximum potential loss	$14

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of March 31, 2013, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $114 million, of which $83 million relates to a contract with an engine parts supplier that extends to 2016.  In addition, we also have a “take or pay” contract with an emission solutions business supplier requiring us to purchase approximately $73 million annually through 2018.  These arrangements enable us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees were $69 million at March 31, 2013 and $70 million at December 31, 2012.

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

Joint Venture Commitments

As of March 31, 2013, we have committed to invest an additional $56 million into existing joint ventures of which $13 million is expected to be funded in 2013.

NOTE 12.  DERIVATIVES

We are exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates.  This risk is closely monitored and managed through the use of financial derivative instruments including foreign currency forward contracts, commodity swap contracts, commodity zero-cost collars and interest rate swaps.  As stated in our policies and procedures, financial derivatives are used expressly for hedging purposes, and under no circumstances are they used for speculative purposes.  When material, we adjust the value of our derivative contracts for counter-party or our credit risk.  None of our derivative instruments are subject to collateral requirements.  Substantially all of our derivative contracts are subject to master netting arrangements which provide us with the option to settle certain contracts on a net basis when they settle on the same day with the same currency.  In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign exchange forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income during the period of change.  As of March 31, 2013, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net loss of $6 million.  For the three month periods ended March 31, 2013 and April 1, 2012, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts.  Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below.  The currencies in this table represent 93 percent and 95 percent of the notional amounts of contracts outstanding as of March 31, 2013 and December 31, 2012, respectively.

	Notional amount in millions
	March 31,	December 31,
Currency denomination	2013	2012
United States Dollar (USD)	121	110
British Pound Sterling (GBP)	197	227
Euro (EUR)	31	28
Singapore Dollar (SGD)	—	3
Indian Rupee (INR)	2,418	1,943
Japanese Yen (JPY)	199	384
Canadian Dollar (CAD)	54	59
South Korea Won (KRW)	30,350	35,266
Chinese Renmimbi (CNY)	60	45

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  We also have commodity swap contracts that represent an economic hedge but are not designated for hedge accounting and are marked to market through earnings.  For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of March 31, 2013, we expect to reclassify an unrealized net gain of $1 million from AOCL to income over the next year.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	March 31, 2013		December 31, 2012
Commodity	Notional Amount	Quantity	Notional Amount	Quantity
Copper	$12	1,500 metric tons (1)	$24	3,025 metric tons (1)
Platinum	59	36,735 troy ounces (2)	71	45,126 troy ounces (2)
Palladium	10	14,066 troy ounces (2)	10	14,855 troy ounces (2)

(1)   A metric ton is a measurement of mass equal to 1,000 kilograms.

(2)   A troy ounce is a measurement of mass equal to approximately 31 grams.

In 2012 we began to use a combination of call and put option contracts for copper in net-zero-cost collar arrangements (zero-cost collars) that establish ceiling and floor prices for copper. These contracts are used strictly for hedging and not for speculative purposes. For these zero-cost collars, if the average price of the copper during the calculation period is within the call and put price, the call and put contracts expire at no cost to us. If the price falls below the floor, the counter-party to the collar receives the difference from us, and if the price rises above the ceiling, the counter-party pays the difference to us. We believe that these zero-cost collars will act as economic hedges; however we have chosen not to designate them as hedges for accounting purposes, therefore we present the calls and puts on a gross basis on our Condensed Consolidated Balance Sheets.

The following table summarizes our outstanding commodity zero-cost collar contracts that were entered into to hedge the cost of copper purchases:

	March 31, 2013		December 31, 2012
	Average Floor	Quantity in	Average Floor	Quantity in
Commodity	or Cap	metric tons (1)	or Cap	metric tons (1)
Copper call options	$8,294	5,312	$8,196	4,100
Copper put options	7,327	5,312	7,005	4,100

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

	Three months ended
In millions	March 31, 2013		April 1, 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(11)	$11	$(12)	$12

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		Three months ended
	Location of Gain/(Loss) Reclassified into Income (Effective Portion)	Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
In millions		March 31,	April 1,	March 31,	April 1,
Derivatives in Cash Flow Hedging Relationships		2013	2012	2013	2012
Foreign currency forward contracts	Net sales	$(9)	$8	$—	$(2)
Commodity swap contracts	Cost of sales	3	13	2	(3)
Total		$(6)	$21	$2	$(5)

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three month interim reporting periods presented below.

		Three months ended
In millions	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as	Recognized in Income	March 31,	April 1,
Hedging Instruments	on Derivatives	2013	2012
Foreign currency forward contracts	Cost of sales	$3	$(3)
Foreign currency forward contracts	Other income (expense), net	(27)	14
Commodity zero-cost collars	Cost of sales	(2)	—
Commodity swap contract	Cost of sales	—	(2)

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative Assets
	Fair Value
	March 31,	December 31,
In millions	2013	2012	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contract	$77	$88	Other assets
Commodity swap contracts	2	1	Prepaid expenses and other current assets
Foreign currency forward contracts	—	2	Prepaid expenses and other current assets
Total derivatives designated as hedging instruments	79	91

Derivatives not designated as hedging instruments
Foreign currency forward contracts	1	1	Prepaid expenses and other current assets
Commodity call option contracts	1	1	Other assets
Total derivatives not designated as hedging instruments	2	2
Total derivative assets	$81	$93

	Derivative Liabilities
	Fair Value
	March 31,	December 31,
In millions	2013	2012	Balance Sheet Location
Derivatives designated as hedging instruments
Foreign currency forward contracts	$7	$—	Other accrued expenses
Commodity swap contracts	1	2	Other accrued expenses
Total derivatives designated as hedging instruments	8	2

Derivatives not designated as hedging instruments
Commodity put option contracts	1	1	Other accrued expenses
Commodity swap contracts	1	—	Other accrued expenses
Foreign currency forward contracts	1	—	Other accrued expenses
Total derivatives not designated as hedging instruments	3	1
Total derivative liabilities	$11	$3

We have elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets.  Had we chosen to present on a net basis, we would have derivatives in a net asset position of $77 million and derivatives in a net liability position of $7 million.

NOTE 13.  OTHER COMPREHENSIVE INCOME (LOSS)

Following are the changes in accumulated other comprehensive income (loss) by component:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2011	$(724)	$(198)	$4	$(20)	$(938)
Other comprehensive income before reclassifications
Before tax amount	3	100	—	21	124	$10	$134
Tax (provision) benefit	(1)	(4)	—	(7)	(12)	—	(12)
After tax amount	2	96	—	14	112	10	122
Amounts reclassified from accumulated other comprehensive income(1)	9	—	(1)	5	13	—	13
Net current period other comprehensive income (loss)	11	96	(1)	19	125	$10	$135
Balance at April 1, 2012	$(713)	$(102)	$3	$(1)	$(813)

Balance at December 31, 2012	$(794)	$(161)	$5	$—	$(950)
Other comprehensive income before reclassifications
Before tax amount	5	(154)	(1)	(6)	(156)	$3	$(153)
Tax (provision) benefit	(2)	1	—	1	—	—	—
After tax amount	3	(153)	(1)	(5)	(156)	3	(153)
Amounts reclassified from accumulated other comprehensive income(1) (2)	16	—	(4)	(1)	11	(5)	6
Net current period other comprehensive income (loss)	19	(153)	(5)	(6)	(145)	$(2)	$(147)
Balance at March 31, 2013	$(775)	$(314)	$—	$(6)	$(1,095)

(1)  Amounts are net of tax.

(2)  See reclassifications out of accumulated other comprehensive income (loss) disclosure for details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

	Three months ended
(Gain)/Loss Components	March 31, 2013	Statement of Income Location
In millions
Realized (gain) loss on marketable securities	$(10)	Other income (expense), net
Income tax expense	1	Income tax expense
Net realized (gain) loss on marketable securities	(9)

Realized (gain) loss on derivatives
Commodity swap contracts	(2)	Cost of sales
Total before taxes	(2)
Income tax expense	1	Income tax expense
Net realized (gain) loss on derivatives	(1)

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	24	(1)
Total before taxes	24
Income tax expense	(8)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	16

Total reclassifications for the period	$6

(1)   These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 3).

NOTE 14.  RESTRUCTURING AND OTHER CHARGES

We executed restructuring actions primarily in the form of involuntary separation programs in the fourth quarter of 2012.  These actions were in response to reduced demand in our U.S. businesses and most key markets around the world in the second half of 2012, as well as a reduction in orders in most U.S. and global markets for 2013.  We reduced our worldwide professional workforce by approximately 650 employees, or 3 percent.  We also reduced our hourly workforce by approximately 650 employees.  During 2012, we incurred a pre-tax charge related to the professional and hourly workforce reductions of approximately $49 million.

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

At March 31, 2013, of the approximately 1,300 employees affected by this plan, approximately 1,250 terminations have been completed.  We expect the remaining terminations to be substantially complete by June 2013.

During 2012, we recorded restructuring and other charges of $52 million ($35 million after-tax).  The following table summarizes the changes in the balance of accrued restructuring charges.  The restructuring related accruals were recorded in “Other accrued expenses” in our Condensed Consolidated Balance Sheets.

Workforce
In millions	reductions
Balance at December 31, 2012	$25
Cash payments for 2012 actions	(15)
Change in estimate	(2)
Balance at March 31, 2013	$8

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

Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers.  The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets.  Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment.  The Components segment sells filtration products, aftertreatment systems, turbochargers and fuel systems.  The Power Generation segment is an integrated provider of power systems, which sells engines, generator sets and alternators.  The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

We use segment EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) as a primary basis for the CODM to evaluate the performance of each of our operating segments.  Segment amounts exclude certain expenses not specifically identifiable to segments.

The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements.  We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP.  These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance.  We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, changes in cash surrender value of corporate owned life insurance or income taxes to individual segments.  Segment EBIT may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three month periods is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution		Non-segment Items(1)	Total
Three months ended March 31, 2013
External sales	$1,885	$722	$539	$776		$—	$3,922
Intersegment sales	418	296	207	2		(923)	—
Total sales	2,303	1,018	746	778		(923)	3,922
Depreciation and amortization(2)	52	24	12	10		—	98
Research, development and engineering expenses	105	57	18	2		—	182
Equity, royalty and interest income from investees	23	7	7	45		—	82
Interest income	2	1	2	—		—	5
Segment EBIT	195	119	51	95	(3)	(23)	437

Three months ended April 1, 2012
External sales	$2,412	$774	$516	$770		$—	$4,472
Intersegment sales	447	325	264	5		(1,041)	—
Total sales	2,859	1,099	780	775		(1,041)	4,472
Depreciation and amortization(2)	47	19	11	7		—	84
Research, development and engineering expenses	111	51	18	1		—	181
Equity, royalty and interest income from investees	38	8	10	48		—	104
Interest income	4	1	2	1		—	8
Segment EBIT	381	143	76	94		(36)	658

(1)         Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  There were no significant unallocated corporate expenses for the three months ended March 31, 2013, and April 1, 2012.

(2)         Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “Interest expense.”

(3)         Distribution segment EBIT includes a $7 million gain on the fair value adjustment resulting from the acquisition of a controlling interest in Cummins Northwest.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
In millions	March 31, 2013	April 1, 2012
Segment EBIT	$437	$658
Less: Interest expense	6	8
Income before income taxes	$431	$650

NOTE 16.  RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Pronouncements Recently Adopted

In February 2013, the Financial Accounting Standards Board (FASB) amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component.  Specifically, the amendment requires disclosure of the line items of net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period.  It also requires cross reference to other disclosures for amounts that are not reclassified in their entirety in the same reporting period.  The new rules became effective for us beginning January 1, 2013, and are being adopted prospectively in accordance with the standard.  The standard resulted in new disclosures in our Other Comprehensive Income note.

In December 2011, the FASB amended its standards related to offsetting assets and liabilities.  This amendment requires entities to disclose both gross and net information about certain instruments and transactions eligible for offset in the statement of financial position and certain instruments and transactions subject to an agreement similar to a master netting agreement.  This information enables users of the financial statements to understand the effect of these arrangements on our financial position.  The new rules became effective on January 1, 2013.  In January 2013, the FASB further amended this standard to limit its scope to derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions.  This standard resulted in new disclosures in our Derivative note.

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

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2012 Form 10-K.  Our MD&A is presented in the following sections:

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

Our reportable operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves and allows management to focus its efforts on providing enhanced service to a wide range of customers.  The Engine segment produces engines and parts for sale to customers in on-highway and various industrial markets.  Our engines are used in trucks of all sizes, buses and recreational vehicles, as well as in various industrial applications, including construction, mining, agriculture, marine, oil and gas, rail and military equipment.  The Components segment sells filtration products, aftertreatment systems, turbochargers and fuel systems.  The Power Generation segment is an integrated provider of power systems, which sells engines, generator sets and alternators.  The Distribution segment includes wholly-owned and partially-owned distributorships engaged in wholesaling engines, generator sets and service parts, as well as performing service and repair activities on our products and maintaining relationships with various OEMs throughout the world.

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

Worldwide revenues declined by 12 percent in the first quarter of 2013 compared to the first quarter of 2012, as the global economy slowed, while revenues in the U.S. and Canada declined by 15 percent driven by on-highway markets in the same period.   Demand in the heavy-duty truck, bus, medium-duty truck and light-duty engine markets were down 37 percent, 62 percent, 23 percent and 17 percent, respectively, compared to the same period in 2012.  Demand in the U.S. and Canadian oil and gas markets also declined 52 percent versus the same period last year. International revenues in the first quarter declined by 10 percent due to weakness in off-highway markets including mining, construction and power generation.  Global mining markets continued to weaken with a 33 percent decline in demand in the first quarter.  International (excludes the U.S. and Canada) off-highway construction markets continued to weaken with first quarter engine shipments down 31 percent, including a 63 percent decline in China.  Power generation revenues declined in multiple international markets with the largest decline in Europe where revenues declined 38 percent compared to the first quarter of 2012.

The European economy remains uncertain with continued volatility in the Euro countries.  Although we do not have any significant direct exposure to European sovereign debt, we generated approximately 8 percent of our net sales from Euro zone countries in 2012 and approximately 9 percent in the first three months of 2013.

The following table contains sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three months ended March 31, 2013 and April 1, 2012.  Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to income before taxes.

	Three months ended
	March 31, 2013			April 1, 2012			Percent change
Operating Segments		Percent			Percent		2013 vs. 2012
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,303	59%	$195	$2,859	64%	$381	(19)%	(49)%
Components	1,018	26%	119	1,099	25%	143	(7)%	(17)%
Power Generation	746	19%	51	780	17%	76	(4)%	(33)%
Distribution	778	20%	95	775	17%	94	—	1%
Intersegment eliminations	(923)	(24)%	—	(1,041)	(23)%	—	(11)%	—
Non-segment	—	—	(23)	—	—	(36)	—	(36)%
Total	$3,922	100%	$437	$4,472	100%	$658	(12)%	(34)%

Net income attributable to Cummins was $282 million, or $1.49 per diluted share, on sales of $3.9 billion for the three month period ended March 31, 2013, versus the comparable prior year period with net income attributable to Cummins of $455 million, or $2.38 per diluted share, on sales of $4.5 billion.  The decrease in income and earnings per share was driven by lower volumes, lower gross margin as a percentage of sales and lower equity, royalty and interest income from investees, partially offset by lower selling, general and administrative expenses.

We generated $428 million of operating cash flows for the three months ended March 31, 2013, compared to $21 million for the three months ended April 1, 2012.  Refer to the section titled “Operating Activities” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.

Our debt to capital ratio (total capital defined as debt plus equity) at March 31, 2013, was 10.2 percent, compared to 10.0 percent at December 31, 2012.  In April 2013, Moody’s Investors Service, Inc. raised our rating to ‘A3’ and changed our outlook to stable.  In addition to the $1.7 billion in cash and marketable securities on hand, we have sufficient access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.

Our global pension plans, including our unfunded and non-qualified plans, were 98 percent funded at December 31, 2012.  Our United States (U.S.) qualified plan, which represents approximately 60 percent of the worldwide pension obligation, was 106 percent funded and our United Kingdom (U.K.) plan was 104 percent funded.  We expect to contribute $165 million to our global pension plans in 2013.

OUTLOOK

Near-Term

Despite a weak first quarter, demand is expected to improve throughout 2013, led by increased demand in on-highway markets in North America, while improved demand in construction and international power generation markets is expected in the second half of the year.

We currently expect the following positive trends in the remainder of 2013:

•                  The Brazilian economy is expected to experience stronger growth in 2013 which is anticipated to result in improving demand in truck markets over 2012 levels.

•                  Demand in some of our markets, especially the North American on-highway markets, is expected to improve in the second half of 2013 following a slower start in the first half of the year.

•                  The heavy-duty supply agreement with Navistar International Corporation signed in the fourth quarter of 2012 is expected to have a positive impact on our heavy-duty truck engine and component sales in 2013.

•                  Demand for power generation equipment in India is expected to remain strong due to ongoing power shortages.

We currently expect the following challenges to our business that may reduce our earnings potential in the remainder of 2013:

•                  Weakness in most of our North American markets in the first quarter of 2013 should begin to improve in the second quarter through the remainder of the year, although remaining below 2012 levels in the first half of 2013.

•                  Demand in certain European markets could continue to remain sluggish due to economic uncertainty.

•                  Demand for our products in certain industrial markets in China could remain low due to continuing high equipment inventory levels.

•                  Currency volatility could put pressure on earnings.

•                  North American oil and gas markets will likely continue to remain weak.

•                  Domestic and international mining markets could continue to weaken if commodity prices remain at low levels or weaken further.

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

•                  energy availability and cost issues and

•                  globalization of industries like ours.

RESULTS OF OPERATIONS

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions (except per share amounts)	2013	2012	Amount	Percent
Net sales	$3,922	$4,472	$(550)	(12)%
Cost of sales	2,965	3,274	309	9%
Gross margin	957	1,198	(241)	(20)%
Operating expenses and income
Selling, general and administrative expenses	444	475	31	7%
Research, development and engineering expenses	182	181	(1)	(1)%
Equity, royalty and interest income from investees	82	104	(22)	(21)%
Other operating income (expense), net	1	2	(1)	(50)%
Operating income	414	648	(234)	(36)%
Interest income	5	8	(3)	(38)%
Interest expense	6	8	2	25%
Other income (expense), net	18	2	16	NM
Income before income taxes	431	650	(219)	(34)%
Income tax expense	119	175	56	32%
Consolidated net income	312	475	(163)	(34)%
Less: Net income attributable to noncontrolling interests	30	20	(10)	(50)%
Net income attributable to Cummins Inc.	$282	$455	$(173)	(38)%
Diluted earnings per common share attributable to Cummins Inc.	$1.49	$2.38	$(0.89)	(37)%

“NM” - not meaningful information.

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
Percent of sales	2013	2012	Percentage Points
Gross margin	24.4%	26.8%	(2.4)
Selling, general and administrative expenses	11.3%	10.6%	(0.7)
Research, development and engineering expenses	4.6%	4.0%	(0.6)

Net Sales

Net sales for the three month period ended March 31, 2013, decreased in most segments versus the comparable period in 2012, primarily due to decreased demand in North American on-highway markets.  The primary drivers by segment were the following:

•                  Engine segment sales decreased by 19 percent due to a decline in North American on-highway markets, led by the heavy-duty business, and weakness in industrial demand, especially in global mining and North American oil and gas markets.

•                  Components segment sales decreased by 7 percent due to lower demand in all businesses, primarily in North America and Europe.

•                  Power Generation segment sales decreased by 4 percent due to lower demand in the power solutions, generator technologies and power systems businesses primarily in Europe and Russia, partially offset by growing military sales in the power product business, especially in North America.

•                  Distribution segment sales remained flat as acquisition related sales were offset by lower demand in the power generation and engine businesses in most geographic markets.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets, based on location of customers, for the three month period ended March 31, 2013, were 50 percent, compared with 48 percent of total net sales for the comparable period in 2012.

Gross Margin

Gross margin decreased by $241 million for the three month period ended March 31, 2013, versus the comparable period in 2012, and decreased as a percentage of sales by 2.4 percentage points.  The decrease for the three months ended March 31, 2013, was primarily due to lower volumes and unfavorable product mix, which were partially offset by improved price realization and lower material costs.

The provision for warranties issued as a percent of sales for the three month period ended March 31, 2013, was 2.5 percent in 2013 compared to 2.4 percent for the comparable period in 2012.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2013, decreased versus the comparable period in 2012, primarily due to lower consulting of $16 million and reduced discretionary spending, partially offset by an increase of $7 million in compensation and related expenses.  Compensation and related expenses include salaries, fringe benefits and variable compensation.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three month period ended March 31, 2013, increased versus the comparable period in 2012, primarily due to an increase of $14 million in compensation and related expenses, partially offset by lower consulting of $6 million and reduced discretionary spending.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income from Investees

Equity, royalty and interest income from investees for the three month period ended March 31, 2013, decreased versus the comparable period in 2012, primarily due to the following:

Increase/(Decrease)
2013 vs. 2012
In millions	Three months ended
Chongqing Cummins Engine Company, Ltd.	$(6)
North American distributors	(5)
Cummins Westport, Inc.	(5)
Dongfeng Cummins Engine Company, Ltd.	(4)
All other	1
Cummins share of net income	(19)
Royalty and interest income	(3)
Equity, royalty and interest income from investees	$(22)

The decreases above were primarily due to lower demand from our international equity investees and the consolidation of Cummins Central Power in the third quarter of 2012.

Other Operating Income (Expense), Net

Other operating income (expense) was as follows:

	Three months ended
In millions	March 31, 2013	April 1, 2012
Royalty income	$4	$3
Gain (loss) on sale of fixed assets	(1)	1
Amortization of intangible assets	(2)	(1)
Royalty expense	—	(1)
Total other operating income (expense), net	$1	$2

Interest Income

Interest income for the three month period ended March 31, 2013, decreased versus the comparable period in 2012 primarily due to lower average investment balances.

Interest Expense

Interest expense for the three month period ended March 31, 2013, decreased versus the comparable period in 2012 primarily due to the $45 million repayment of Brazilian debt in the second half of 2012 and lower amortization of prepaid revolver fees.

Other Income (Expense), Net

Other income (expense) was as follows:

	Three months ended
In millions	March 31, 2013	April 1, 2012
Gain on marketable securities, net	$10	$2
Gain on fair value adjustment for consolidated investee	7	—
Change in cash surrender value of corporate owned life insurance	5	6
Dividend income	2	1
Bank charges	(2)	(4)
Foreign currency losses, net	(9)	(4)
Other, net	5	1
Total other income (expense), net	$18	$2

Income Tax Expense

Our effective tax rate for the year is expected to approximate 29.5 percent, excluding any one-time items that may arise.  Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rate for the three month period ended March 31, 2013, was 27.6 percent.  This tax rate includes a discrete tax benefit of $28 million attributable to the 2012 research credit as well as a discrete tax expense of $17 million, which primarily relates to the write-off of a deferred tax asset deemed unrecoverable.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated the research tax credit.  The expiration of this credit resulted in a higher income tax provision of $28 million in 2012.  As tax law changes are accounted for in the period of enactment, we recognized the discrete tax benefit in the first quarter of 2013.

Our effective tax rate for the three months ended April 1, 2012, was 26.9 percent.  The increase in the 2013 effective tax rate compared to 2012 is due primarily to an unfavorable change in the pre-tax mix of income taxed in higher rate jurisdictions, partially offset by $11 million of net discrete tax benefits.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three month period ended March 31, 2013, decreased versus the comparable period in 2012, primarily due to lower volumes, especially in North American on-highway markets, lower gross margin as a percentage of sales and lower equity, royalty and interest income from investees.  These decreases were partially offset by lower selling, general and administrative expenses.

OPERATING SEGMENT RESULTS

Our operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent
External sales	$1,885	$2,412	$(527)	(22)%
Intersegment sales	418	447	(29)	(6)%
Total sales	2,303	2,859	(556)	(19)%
Depreciation and amortization	52	47	(5)	(11)%
Research, development and engineering expenses	105	111	6	5%
Equity, royalty and interest income from investees	23	38	(15)	(39)%
Interest income	2	4	(2)	(50)%
Segment EBIT	195	381	(186)	(49)%

			Percentage Points
Segment EBIT as a percentage of total sales	8.5%	13.3%		(4.8)

Engine segment net sales by market were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent
Heavy-duty truck	$654	$892	$(238)	(27)%
Medium-duty truck and bus	448	526	(78)	(15)%
Light-duty automotive and RV	260	286	(26)	(9)%
Total on-highway	1,362	1,704	(342)	(20)%
Industrial	714	861	(147)	(17)%
Stationary power	227	294	(67)	(23)%
Total sales	$2,303	$2,859	$(556)	(19)%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
	2013	2012	Amount	Percent
Midrange	94,600	109,000	(14,400)	(13)%
Heavy-duty	24,900	36,000	(11,100)	(31)%
High-horsepower	4,200	5,500	(1,300)	(24)%
Total unit shipments	123,700	150,500	(26,800)	(18)%

Sales

Engine segment sales for the three month period ended March 31, 2013, decreased in all markets versus the comparable period in 2012, primarily due to lower sales in North American on-highway markets.  The following were the primary drivers by market:

•                  Heavy-duty truck engine sales decreased due to weaker demand in North American on-highway markets.

•                  Industrial market sales decreased primarily due to a 33 percent reduction in global mining shipments due to lower commodity costs, a 52 percent decline in engine shipments to the North American oil and gas markets due to weakened natural gas prices and a 31 percent decline in construction engine shipments in international markets, including a 63 percent decline in China.

•                  Medium-duty truck and bus engine sales decreased primarily due to a 62 percent decline in bus engine shipments in North America as the result of pre-buy activity in the second half of 2012 prior to the implementation of emission regulations in the first quarter of 2013 and weaker demand in the medium-duty on-highway markets in North America.  These decreases were partially offset by increased demand in the Brazilian truck market due to lower sales in the first quarter of 2012 as the result of pre-buy activity in 2011 ahead of the implementation of the Euro V emission regulations beginning in the first quarter of 2012.  Brazil is also experiencing demand growth for our ISF and 9 liter engines launched in 2012.

Total on-highway-related sales for the three month periods ended March 31, 2013, were 59 percent of total engine segment sales, compared to 60 percent for the comparable period in 2012.

Segment EBIT

Engine segment EBIT for the three month period ended March 31, 2013, decreased versus the comparable period in 2012, primarily due to significantly lower gross margin.  Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 31, 2013 vs. April 1, 2012
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(215)	(32)%	(3.7)
Selling, general and administrative expenses	20	10%	(0.8)
Research, development and engineering expenses	6	5%	(0.7)
Equity, royalty and interest income from investees	(15)	(39)%	(0.3)

The decrease in gross margin for the three month period ended March 31, 2013, versus the comparable period in 2012, was primarily due to lower volumes, unfavorable product mix and higher managed expenses, which were partially offset by improved price realization and lower material and commodity costs.  The decrease in selling, general and administrative expenses and research, development and engineering expenses were primarily due to lower variable compensation expense.  The decrease in equity, royalty and interest income from investees was primarily due to lower demand from our international equity investees.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent
External sales	$722	$774	$(52)	(7)%
Intersegment sales	296	325	(29)	(9)%
Total sales	1,018	1,099	(81)	(7)%
Depreciation and amortization	24	19	(5)	(26)%
Research, development and engineering expenses	57	51	(6)	(12)%
Equity, royalty and interest income from investees	7	8	(1)	(13)%
Interest income	1	1	—	—
Segment EBIT	119	143	(24)	(17)%

			Percentage Points
Segment EBIT as a percentage of total sales	11.7%	13.0%		(1.3)

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent
Emission solutions	$400	$404	$(4)	(1)%
Turbo technologies	266	298	(32)	(11)%
Filtration	255	270	(15)	(6)%
Fuel systems	97	127	(30)	(24)%
Total sales	$1,018	$1,099	$(81)	(7)%

Sales

Components segment sales for the three month period ended March 31, 2013, decreased in all businesses versus the comparable period in 2012.  The following were the primary drivers by business:

•                  Turbo technologies business sales decreased primarily due to a decline in North American OEM demand.

•                  Fuel systems business sales decreased primarily due to lower demand in North American on-highway markets and lower demand in Europe.

•                  Filtration systems business sales decreased due to reduced aftermarket volumes, primarily in Europe.

•                  Foreign currency unfavorably impacted sales.

•                  Emission solutions business sales decreased primarily due to lower demand in North American on-highway markets.  The decrease was partially offset by higher sales as a result of our 2012 acquisition of Hilite Germany GmbH.  Acquisition related sales were $26 million in the first quarter of 2013.

Segment EBIT

Components segment EBIT for the three month period ended March 31, 2013, decreased versus the comparable period in 2012, primarily due to lower gross margin and higher research, development and engineering expenses.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 31, 2013 vs. April 1, 2012
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(18)	(7)%	0.1
Selling, general and administrative expenses	4	6%	(0.1)
Research, development and engineering expenses	(6)	(12)%	(1.0)
Equity, royalty and interest income from investees	(1)	(13)%	—

The decrease in gross margin for the three month period ended March 31, 2013, was primarily due to lower volumes across all businesses and unfavorable foreign currency fluctuations, partially offset by lower material and commodity costs.  The decrease in selling, general and administrative expenses was primarily due to lower discretionary spending.  The increase in research, development and engineering expenses was primarily due to new product development spending to support our strategic growth initiatives.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent
External sales	$539	$516	$23	4%
Intersegment sales	207	264	(57)	(22)%
Total sales	746	780	(34)	(4)%
Depreciation and amortization	12	11	(1)	(9)%
Research, development and engineering expenses	18	18	—	—
Equity, royalty and interest income from investees	7	10	(3)	(30)%
Interest income	2	2	—	—
Segment EBIT	51	76	(25)	(33)%

			Percentage Points
Segment EBIT as a percentage of total sales	6.8%	9.7%		(2.9)

Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent
Power products	$409	$375	$34	9%
Power systems	179	188	(9)	(5)%
Generator technologies	126	141	(15)	(11)%
Power solutions	32	76	(44)	(58)%
Total sales	$746	$780	$(34)	(4)%

Sales

Power Generation segment sales for the three month period ended March 31, 2013, decreased versus the comparable period in 2012, primarily due to reduced demand in most businesses.  The following were the primary drivers by business:

•                  Power solutions sales decreased primarily due to lower volumes in Europe and Russia.

•                  Generator technologies sales decreased primarily due to lower volumes in Europe.

•                  Power systems sales decreased primarily due to a reduction in sales in Russia, China and Other Asia (excluding India and China), partially offset by stronger demand in Europe, Africa and India.

The decreases above were partially offset by an increase in power products sales primarily due to higher volumes in North America driven by military sales, higher volumes in India as the result of power shortages and improved price realization.  These increases were partially offset by demand reductions in Western Europe, Other Asia, Brazil and China and unfavorable foreign currency fluctuations.

Segment EBIT

Power Generation segment EBIT for the three month period ended March 31, 2013, decreased versus the comparable period in 2012, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses.  Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 31, 2013 vs. April 1, 2012
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(28)	(18)%	(2.8)
Selling, general and administrative expenses	10	13%	0.9
Research, development and engineering expenses	—	—	(0.1)
Equity, royalty and interest income from investees	(3)	(30)%	(0.4)

The decrease in gross margin for the three month period ended March 31, 2013, was due to higher absorption costs, lower volumes, unfavorable copper mark-to-market adjustments and unfavorable mix, partially offset by improved price realization.  The decrease in selling, general and administrative expenses was primarily due to lower discretionary spending to align with slowing demand in key markets.  Equity, royalty and interest income from investees decreased primarily due to lower profitability at Chongqing Cummins Engine Company, Ltd.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent
External sales	$776	$770	$6	1%
Intersegment sales	2	5	(3)	(60)%
Total sales	778	775	3	—
Depreciation and amortization	10	7	(3)	(43)%
Research, development and engineering expenses	2	1	(1)	(100)%
Equity, royalty and interest income from investees	45	48	(3)	(6)%
Interest income	—	1	(1)	(100)%
Segment EBIT	95	94	1	1%

			Percentage Points
Segment EBIT as a percentage of total sales	12.2%	12.1%		0.1

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent
North & Central America	$273	$206	$67	33%
Other Asia/Australia	175	206	(31)	(15)%
Europe and Middle East	162	195	(33)	(17)%
China	61	65	(4)	(6)%
India	40	38	2	5%
Africa	34	36	(2)	(6)%
Latin America	33	29	4	14%
Total sales	$778	$775	$3	—

Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/
	March 31,	April 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent
Parts and filtration	$322	$288	$34	12%
Power generation	163	186	(23)	(12)%
Engines	152	166	(14)	(8)%
Service	141	135	6	4%
Total sales	$778	$775	$3	—

Sales

Distribution segment sales for the three month period ended March 31, 2013, increased versus the comparable period in 2012 due to acquisition related sales.  The following were the primary drivers by line of business:

•                  Parts and filtration product sales increased primarily due to the acquisition of Cummins Central Power in the third quarter of 2012 and Cummins Northwest in the first quarter of 2013.  Acquisition related sales were $35 million in the first quarter of 2013.

•                  Service revenue increased primarily due to the acquisition of Cummins Central Power in the third quarter of 2012 and Cummins Northwest in the first quarter of 2013.  Acquisition related sales were $9 million in the first quarter of 2013.

The increases above were partially offset by the following:

•                  Power generation product sales decreased due to lower demand in most geographic markets, especially in the South Pacific, Middle East and Asia, partially offset by the acquisition of Cummins Central Power in the third quarter of 2012 and Cummins Northwest in the first quarter of 2013.  Acquisition related sales were $15 million in the first quarter of 2013.

•                  Engine product sales decreased due to lower demand in most geographic markets, especially in Europe, a significant slowdown in the North American oil and gas markets and lower demand in the South Pacific, partially offset by the acquisition of Cummins Central Power in the third quarter of 2012.  The European sales decline was primarily the result of lower sales of construction engines.  Acquisition related sales were $26 million in the first quarter of 2013.

•                  Foreign currency fluctuations unfavorably impacted sales.

Acquisition

In January 2013, we acquired the remaining interest in Cummins Northwest from the former principal.  Distribution segment results include a $7 million gain, as we were required to re-measure our pre-existing 50 percent ownership interest in Cummins Northwest to fair value in accordance with accounting principles generally accepted in the United State of America.  A new equity partner simultaneously purchased a 20.01 percent interest in the entity.

Segment EBIT

Distribution segment EBIT for the three month period ended March 31, 2013, increased versus the comparable period in 2012, primarily due to higher gross margin, partially offset by higher selling, general and administrative expenses and lower equity, royalty and interest income from investees.  Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 31, 2013 vs. April 1, 2012
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$5	3%	0.5
Selling, general and administrative expenses	(3)	(2)%	(0.4)
Research, development and engineering expenses	(1)	(100)%	(0.2)
Equity, royalty and interest income from investees	(3)	(6)%	(0.4)

The increase in gross margin for the three month period ended March 31, 2013, versus the comparable period in 2012, was primarily due to the impact of acquisitions and improved price realization, partially offset by lower volumes and unfavorable foreign currency impacts.  The increase in selling, general and administrative expenses was primarily due to increased costs related to acquisitions.  The decrease in equity, royalty and interest income from investees was primarily due to the consolidation of Cummins Central Power in the third quarter of 2012.

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended
In millions	March 31, 2013	April 1, 2012
Total segment EBIT	$460	$694
Non-segment EBIT (1)	(23)	(36)
Total EBIT	$437	$658
Less: Interest expense	6	8
Income before income taxes	$431	$650

(1)         Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses.  There were no significant unallocated corporate expenses for the three months ended March 31, 2013, and April 1, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  We generate significant ongoing cash flow, which has been used, in part, to fund capital expenditures, pay dividends on our common stock, fund repurchases of common stock and make acquisitions.  Cash provided by operations is our principal source of liquidity.  As of March 31, 2013, other sources of liquidity include:

•                  cash and cash equivalents of $1.5 billion, of which approximately 25 percent is located in the U.S. and 75 percent is located primarily in the U.K., China, Singapore, India and Brazil,

•                  marketable securities of $196 million, of which approximately 85 percent is located in India and 15 percent in Brazil and the majority of which could be liquidated into cash within a few days,

•                  revolving credit facility with $1.7 billion available, net of outstanding letters of credit and

•                  international and other domestic credit facilities with $285 million available.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases, acquisitions and debt service obligations.

A significant portion of our cash flows is generated outside the U.S.  As of March 31, 2013, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.3 billion, the vast majority of which was located in the U.K., China, India, Singapore and Brazil.  The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.  As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

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

Working Capital Summary

We fund our working capital needs with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

	March 31,	December 31,
In millions	2013	2012	Change
Cash and cash equivalents	$1,483	$1,369	$114
Marketable securities	196	247	(51)
Accounts and notes receivable	2,496	2,475	21
Inventories	2,387	2,221	166
Other current assets	658	855	(197)
Current assets	7,220	7,167	53

Current maturities of long-term debt, accounts and loans payable	1,621	1,416	205
Current portion of accrued warranty	396	386	10
Accrued compensation, benefits and retirement costs	280	400	(120)
Taxes payable (including taxes on income)	203	173	30
Other accrued expenses	757	761	(4)
Current liabilities	3,257	3,136	121

Working capital	$3,963	$4,031
Current ratio	2.22	2.29
Days’ sales in receivables	58	53
Inventory turnover	5.0	5.7

Current assets increased 1 percent compared to December 31, 2012, primarily due to higher inventory levels as a result of a decline in demand and increased cash and cash equivalents, partially offset by a decline in other current assets (primarily related to refundable income taxes received in the first quarter of 2013) and marketable securities.

Current liabilities increased 4 percent compared to December 31, 2012, primarily due to higher accounts payable as a result of increased purchasing requirements to support the anticipated higher volumes in the second quarter of 2013, partially offset by lower accrued compensation, benefits and retirement costs due to variable compensation payouts.

Days’ sales in receivables increased five days versus the comparable period in 2012.  The increase was primarily due to lower sales in the first quarter of 2013 and slower collection of accounts receivable.

Inventory turnover decreased 0.7 turns versus the comparable period in 2012.  The decrease was due to inventory from a newly consolidated entity in the first quarter of 2013, certain businesses restocking from lower inventory levels in December and some businesses increasing inventory for anticipated demand improvements in the second quarter of 2013.

Cash Flows

Cash and cash equivalents increased $114 million during the three month period ended March 31, 2013, compared to a $167 million decrease in cash and cash equivalents during the comparable period in 2012.  Cash and cash equivalents were impacted as follows.

Operating Activities

	Three months ended
In millions	March 31, 2013	April 1, 2012	Change
Consolidated net income	$312	$475	$(163)
Depreciation and amortization	98	85	13
Gain on fair value adjustment for consolidated investee	(7)	—	(7)
Deferred income taxes	5	(27)	32
Equity in income of investees, net of dividends	(36)	(59)	23
Pension contributions in excess of expense	(54)	(27)	(27)
Other post-retirement benefits payments in excess of expense	(8)	(4)	(4)
Stock-based compensation expense	7	7	—
Excess tax benefits on stock-based awards	(7)	(11)	4
Translation and hedging activities	(5)	10	(15)
Changes in
Accounts and notes receivable	(29)	(135)	106
Inventories	(177)	(209)	32
Other current assets	158	(28)	186
Accounts payable	204	148	56
Accrued expenses	(142)	(196)	54
Changes in other liabilities and deferred revenue	47	29	18
Other, net	62	(37)	99
Net cash provided by operating activities	$428	$21	$407

Net cash provided by operating activities increased for the three months ended March 31, 2013, versus the comparable period in 2012, primarily due to favorable working capital fluctuations, partially offset by lower consolidated net income.  In the three months ended March 31, 2013, lower working capital cash requirements resulted in a cash inflow of $14 million compared to a cash outflow of $420 million in the comparable period in 2012.  This change of $434 million was primarily driven by lower tax payments of $294 million due to the receipt of an income tax refund, which offset our tax payments in the first quarter of 2013, a smaller increase in accounts and notes receivable, higher accounts payable and a smaller decrease in accrued expenses in the three month period ended March 31, 2013 versus the comparable period in 2012.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the first quarter of 2013, the return for our U.S. plan was 2.6 percent while our U.K. plan return was 6.6 percent.  Approximately 76 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining 24 percent of our plan assets are invested in less liquid, but market valued investments, including real estate, private equity and insurance contracts.  We made $76 million of pension contributions in the three month period ended March 31, 2013, and we anticipate making total contributions of approximately $165 million to our pension plans in 2013, which include voluntary contributions of approximately $110 million.  Expected contributions to our defined benefit pension plans in 2013 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $47 million in 2013.  The $76 million of pension contributions in the three months ended March 31, 2013, included voluntary contributions of $39 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants.

Investing Activities

	Three months ended
In millions	March 31, 2013	April 1, 2012	Change
Capital expenditures	$(114)	$(126)	$12
Investments in internal use software	(12)	(16)	4
Investments in and advances to equity investees	(24)	(5)	(19)
Acquisition of businesses, net of cash acquired	(17)	(5)	(12)
Investments in marketable securities—acquisitions	(133)	(146)	13
Investments in marketable securities—liquidations	187	184	3
Cash flows from derivatives not designated as hedges	(30)	11	(41)
Other, net	—	1	(1)
Net cash used in investing activities	$(143)	$(102)	$(41)

Net cash used in investing activities increased for the three months ended March 31, 2013, versus the comparable period in 2012, primarily due to the unfavorable settlement of derivatives not designated as hedges and increased investments in equity investees, partially offset by a decline in acquisitions of marketable securities.

Capital expenditures for the three month period ended March 31, 2013, were $114 million compared to $126 million in the comparable period in 2012.  Despite the challenging economies around the world, we continue to invest in new product lines and targeted capacity expansions.  We plan to spend approximately $850 million in 2013 as we continue with product launches and facility improvements and prepare for future emission standards.  Over one-half of our capital expenditures will be invested outside of the U.S. in 2013.

Financing Activities

	Three months ended
In millions	March 31, 2013	April 1, 2012	Change
Proceeds from borrowings	$—	$12	$(12)
Payments on borrowings and capital lease obligations	(27)	(38)	11
Net borrowings (payments) under short-term credit agreements	15	—	15
Distributions to noncontrolling interests	(19)	(22)	3
Dividend payments on common stock	(95)	(77)	(18)
Repurchases of common stock	—	(8)	8
Excess tax benefits on stock-based awards	7	11	(4)
Other, net	16	9	7
Net cash used in financing activities	$(103)	$(113)	$10

Net cash used in financing activities decreased for the three months ended March 31, 2013, versus the comparable period in 2012, primarily due to more net borrowings under short-term credit agreements and decreased payments on borrowings and capital lease obligations, partially offset by higher dividend payments.

Our total debt was $803 million as of March 31, 2013, compared with $775 million as of December 31, 2012.  Total debt as a percent of our total capital, including total long-term debt, was 10.2 percent at March 31, 2013, compared with 10.0 percent at December 31, 2012.

In February 2011, the Board of Directors approved a share repurchase program and authorized the acquisition of up to $1 billion of our common stock.  We did not make any purchases under this plan in the first quarter of 2013.  At March 31, 2013, the plan had a remaining authorized capacity of $226 million.  In December 2012, the Board of Directors authorized the acquisition of up to $1 billion of our common stock upon completion of the 2011 repurchase program.

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility, have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the first quarter of 2013 that have impacted these covenants or pricing modifications.   In April 2013, Moody’s Investors Service, Inc. raised our rating to ‘A3’ and changed our outlook to stable.

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

Credit Rating Agency	Senior L-T Debt Rating	Outlook
Standard & Poor’s Rating Services	A	Stable
Fitch Ratings	A	Stable
Moody’s Investors Service, Inc.	A3	Stable

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2012 Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

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

A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2012 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2013.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 16, “RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS,” in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2012 Form 10-K.  There have been no material changes in this information since the filing of our 2012 Form 10-K.  Further information regarding financial instruments and risk management is discussed in Note 12, “DERIVATIVES,” in the Notes to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this report, you should consider other risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K or the “CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION” in this Quarterly report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K.

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum
	(a) Total		Shares Purchased	Number of Shares
	Number of	(b) Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)
January 1 - February 3, 2013	793	$114.84	—	114,311
February 4 - March 3, 2013	15,274	118.10	—	110,796
March 4 - March 31, 2013	8,199	117.43	—	93,021
Total	24,266	117.77	—

(1) Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan).

(2) These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan.  The repurchase program authorized by the Board of Directors does not limit the number of shares that may be purchased and was excluded from this column.

In February 2011, the Board of Directors approved a share repurchase program and authorized the acquisition of up to $1 billion of our common stock. As of March 31, 2013, we have $226 million available for purchase under this authorization.  In December 2012, the Board of Directors authorized the acquisition of an additional $1 billion of our common stock upon completion of the 2011 repurchase program.

During the three month period ended March 31, 2013, we repurchased 24,266 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

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

   Date:  May 1, 2013

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