Form 10-Q
period 2013-06-30
CUMMINS INC
filed 2013-07-31
CIK 26172

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of June 30, 2013, there were 187,229,083 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
NET SALES (a)	$4,525	$4,452	$8,447	$8,924
Cost of sales	3,372	3,242	6,337	6,516
GROSS MARGIN	1,153	1,210	2,110	2,408

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	484	487	928	962
Research, development and engineering expenses	177	187	359	368
Equity, royalty and interest income from investees (Note 5)	108	104	190	208
Other operating income (expense), net	10	8	11	10
OPERATING INCOME	610	648	1,024	1,296

Interest income	10	7	15	15
Interest expense	8	8	14	16
Other income (expense), net	1	14	19	16
INCOME BEFORE INCOME TAXES	613	661	1,044	1,311

Income tax expense (Note 6)	172	166	291	341
CONSOLIDATED NET INCOME	441	495	753	970

Less: Net income attributable to noncontrolling interests	27	26	57	46
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$414	$469	$696	$924

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.20	$2.47	$3.70	$4.86
Diluted	$2.20	$2.47	$3.69	$4.85

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	187.8	189.8	188.1	190.1
Dilutive effect of stock compensation awards	0.4	0.3	0.4	0.4
Diluted	188.2	190.1	188.5	190.5

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.40	$1.00	$0.80

(a)   Includes sales to nonconsolidated equity investees of $576 million and $1,128 million and $622 million and $1,291 million for the three and six months ended June 30, 2013 and July 1, 2012, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In millions	2013	2012	2013	2012
CONSOLIDATED NET INCOME	$441	$495	$753	$970
Other comprehensive income (loss), net of tax (Note 14)
Foreign currency translation adjustments	(46)	(159)	(196)	(53)
Unrealized gain (loss) on derivatives	(6)	(8)	(12)	11
Change in pension and other postretirement defined benefit plans	21	10	40	21
Unrealized gain (loss) on marketable securities	7	—	(3)	(1)
Total other comprehensive income (loss), net of tax	(24)	(157)	(171)	(22)
COMPREHENSIVE INCOME	417	338	582	948
Less: Comprehensive income attributable to noncontrolling interest	7	2	35	32
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$410	$336	$547	$916

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

In millions, except par value	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,382	$1,369
Marketable securities (Note 7)	205	247
Total cash, cash equivalents and marketable securities	1,587	1,616
Accounts and notes receivable, net
Trade and other	2,479	2,235
Nonconsolidated equity investees	266	240
Inventories (Note 9)	2,475	2,221
Prepaid expenses and other current assets	597	855
Total current assets	7,404	7,167
Long-term assets
Property, plant and equipment	6,077	5,876
Accumulated depreciation	(3,195)	(3,152)
Property, plant and equipment, net	2,882	2,724
Investments and advances related to equity method investees	924	897
Goodwill	450	445
Other intangible assets, net	360	369
Other assets	1,028	946
Total assets	$13,048	$12,548

LIABILITIES
Current liabilities
Loans payable	$40	$16
Accounts payable (principally trade)	1,669	1,339
Current maturities of long-term debt (Note 10)	43	61
Current portion of accrued product warranty (Note 11)	393	386
Accrued compensation, benefits and retirement costs	348	400
Deferred revenue	243	215
Taxes payable (including taxes on income)	159	173
Other accrued expenses	567	546
Total current liabilities	3,462	3,136
Long-term liabilities
Long-term debt (Note 10)	754	698
Postretirement benefits other than pensions	414	432
Other liabilities and deferred revenue	1,325	1,308
Total liabilities	5,955	5,574

Commitments and contingencies (Note 12)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.4 shares issued	2,082	2,058
Retained earnings	7,850	7,343
Treasury stock, at cost, 35.0 and 32.6 shares	(2,112)	(1,830)
Common stock held by employee benefits trust, at cost, 1.4 and 1.5 shares	(17)	(18)
Accumulated other comprehensive loss (Note 14)
Defined benefit postretirement plans	(754)	(794)
Other	(345)	(156)
Total accumulated other comprehensive loss	(1,099)	(950)
Total Cummins Inc. shareholders’ equity	6,704	6,603
Noncontrolling interests	389	371
Total equity	7,093	6,974
Total liabilities and equity	$13,048	$12,548

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
In millions	June 30, 2013	July 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$753	$970
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Restructuring payments, net(Note 15)	(23)	—
Depreciation and amortization	200	171
Gain on sale of businesses	—	(6)
Gain on fair value adjustment for consolidated investees (Note 3)	(12)	—
Deferred income taxes	20	(39)
Equity in income of investees, net of dividends	(57)	(25)
Pension contributions in excess of expense (Note 4)	(78)	(52)
Other post-retirement benefits payments in excess of expense (Note 4)	(15)	(7)
Stock-based compensation expense	19	21
Excess tax benefits on stock-based awards	(8)	(11)
Translation and hedging activities	3	7
Changes in current assets and liabilities, net of acquisitions:
Accounts and notes receivable	(265)	(116)
Inventories	(184)	(439)
Other current assets	214	(47)
Accounts payable	310	61
Accrued expenses	(87)	(173)
Changes in other liabilities and deferred revenue	100	103
Other, net	70	(21)
Net cash provided by operating activities	960	397

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(275)	(266)
Investments in internal use software	(24)	(40)
Investments in and advances to equity investees	(4)	(40)
Acquisition of businesses, net of cash acquired (Note 3)	(134)	(12)
Investments in marketable securities—acquisitions (Note 7)	(243)	(276)
Investments in marketable securities—liquidations (Note 7)	280	280
Cash flows from derivatives not designated as hedges	(23)	1
Other, net	12	3
Net cash used in investing activities	(411)	(350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	2	46
Payments on borrowings and capital lease obligations	(51)	(75)
Net borrowings under short-term credit agreements	56	3
Distributions to noncontrolling interests	(28)	(32)
Dividend payments on common stock	(189)	(152)
Repurchases of common stock	(289)	(196)
Excess tax benefits on stock-based awards	8	11
Other, net	18	9
Net cash used in financing activities	(473)	(386)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(63)	—
Net increase (decrease) in cash and cash equivalents	13	(339)
Cash and cash equivalents at beginning of year	1,369	1,484
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,382	$1,145

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Unaudited)

				Accumulated		Common	Total
		Additional		Other		Stock	Cummins Inc.
	Common	paid-in	Retained	Comprehensive	Treasury	Held in	Shareholders’	Noncontrolling	Total
In millions	Stock	Capital	Earnings	Loss	Stock	Trust	Equity	Interests	Equity
BALANCE AT DECEMBER 31, 2011	$555	$1,446	$6,038	$(938)	$(1,587)	$(22)	$5,492	$339	$5,831
Net income			924				924	46	970
Other comprehensive income (loss)				(8)			(8)	(14)	(22)
Issuance of shares	1	3					4	—	4
Employee benefits trust activity		17				2	19	—	19
Acquisition of shares					(196)		(196)	—	(196)
Cash dividends on common stock			(152)				(152)	—	(152)
Distribution to noncontrolling interests							—	(52)	(52)
Stock option exercises					6		6	—	6
Other shareholder transactions		14					14	15	29
BALANCE AT JULY 1, 2012	$556	$1,480	$6,810	$(946)	$(1,777)	$(20)	$6,103	$334	$6,437

BALANCE AT DECEMBER 31, 2012	$556	$1,502	$7,343	$(950)	$(1,830)	$(18)	$6,603	$371	$6,974
Net income			696				696	57	753
Other comprehensive income (loss)				(149)			(149)	(22)	(171)
Issuance of shares		3					3	—	3
Employee benefits trust activity		13				1	14	—	14
Acquisition of shares					(289)		(289)	—	(289)
Cash dividends on common stock			(189)				(189)	—	(189)
Distribution to noncontrolling interests							—	(28)	(28)
Stock option exercises		1			7		8	—	8
Other shareholder transactions		7					7	11	18
BALANCE AT JUNE 30, 2013	$556	$1,526	$7,850	$(1,099)	$(2,112)	$(17)	$6,704	$389	$7,093

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The second quarters of 2013 and 2012 ended on June 30 and July 1, respectively.  The interim period for both 2013 and 2012 contained 13 weeks, while the six month periods both contained 26 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and six month periods ended June 30, 2013 and July 1, 2012, were as follows:

	Three months ended		Six months ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Options excluded	693,550	439,328	626,527	332,802

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

NOTE 3.  ACQUISITIONS

Cummins Rocky Mountain LLC

In May 2013, we acquired the remaining 67 percent interest in Cummins Rocky Mountain LLC (Rocky Mountain) from the former principal for consideration of approximately $62 million in cash and an additional $74 million in cash paid to creditors to eliminate all debt related to the entity.  The purchase price was approximately $136 million as presented below.  The intangible assets are primarily customer related and are being amortized over periods ranging from 1 to 4 years.  The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution operating segment in the second quarter of 2013.

Distribution segment results also included a $5 million gain, as we were required to re-measure our pre-existing 33 percent ownership interest in Rocky Mountain to fair value in accordance with GAAP.  Net sales for Rocky Mountain were $384 million for the 12 months ended December 31, 2012.  This amount is not fully incremental to Cummins Inc. as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.  Approximately $14 million of the purchase price will be distributed in future quarters.

The preliminary purchase price allocation, subject to finalization, was as follows:

In millions
Accounts receivable	$48
Inventory	99
Fixed assets	34
Intangible assets	7
Goodwill	6
Other assets	9
Current liabilities	(36)
Total business valuation	167
Fair value of pre-existing 33 percent interest	(31)
Purchase price	$136

Cummins Northwest LLC

In January 2013, we acquired an additional 50 percent interest in Cummins Northwest LLC (Northwest) from the former principal for consideration of approximately $18 million.   We formed a new partnership with a new distributor principal.  We own 79.99 percent of Northwest and the new distributor principal owns 20.01 percent. The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution operating segment in the first quarter of 2013.  Distribution segment results also included a $7 million gain, as we were required to re-measure our pre-existing 50 percent ownership interest in Northwest to fair value in accordance with GAAP.  The transaction generated $3 million of goodwill.  Net sales for Northwest were $137 million for the 12 months ended December 31, 2012.  This amount is not fully incremental to Cummins Inc. as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In millions	2013	2012	2013	2012
Defined benefit pension and other postretirement plans
Voluntary contribution	$38	$35	$77	$73
Mandatory contribution	7	6	44	11
Defined benefit pension contributions	45	41	121	84
Other postretirement plans	12	8	26	17
Total defined benefit plans	$57	$49	$147	$101

Defined contribution pension plans	$14	$17	$36	$44

We made $121 million of pension contributions in the six months ended June 30, 2013 and we anticipate making an additional $49 million of contributions during the remainder of 2013.  We paid $26 million of claims and premiums for other postretirement benefits in the six months ended June 30, 2013; payments for the remainder of 2013 are expected to be $21 million.  The $170 million of pension contributions for the full year include voluntary contributions of approximately $115 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.  Our expected pension expense for 2013 has been reduced $10 million, to $87 million, from the amount we had expected at December 31, 2012, due to a remeasurement of the U.S. plan for changes in employee census data in the first quarter of 2013.

The components of net periodic pension and other postretirement benefit cost under our plans consisted of the following:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
	June 30,	July 1,	June 30,	July 1,	June 30,	July 1,
In millions	2013	2012	2013	2012	2013	2012
Service cost	$18	$15	$5	$5	$—	$—
Interest cost	23	26	14	15	4	5
Expected return on plan assets	(42)	(39)	(18)	(21)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Recognized net actuarial loss	15	11	6	4	1	1
Net periodic benefit cost	$14	$13	$7	$3	$5	$5

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Six months ended
	June 30,	July 1,	June 30,	July 1,	June 30,	July 1,
In millions	2013	2012	2013	2012	2013	2012
Service cost	$35	$29	$10	$11	$—	$—
Interest cost	47	52	28	29	8	10
Expected return on plan assets	(84)	(78)	(36)	(41)	—	—
Amortization of prior service credit	—	—	—	—	—	(2)
Recognized net actuarial loss	31	23	12	7	3	2
Net periodic benefit cost	$29	$26	$14	$6	$11	$10

NOTE 5.  EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In millions	2013	2012	2013	2012
Distribution Entities
North American distributors	$29	$38	$64	$78
Komatsu Cummins Chile, Ltda.	6	6	11	11
All other distributors	—	2	—	3
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	20	17	32	33
Chongqing Cummins Engine Company, Ltd.	17	17	29	35
Beijing Foton Cummins Engine Co., Ltd.	9	2	10	—
Shanghai Fleetguard Filter Co., Ltd.	4	4	7	7
Komatsu manufacturing alliances	4	1	3	—
Cummins Westport, Inc.	3	4	3	9
Valvoline Cummins, Ltd.	2	2	5	4
Tata Cummins, Ltd.	2	3	3	7
Xian Cummins Engine Company Ltd.	1	(5)	1	(6)
All other manufacturers	1	4	3	6
Cummins share of net income	98	95	171	187
Royalty and interest income	10	9	19	21
Equity, royalty and interest income from investees	$108	$104	$190	$208

NOTE 6.  INCOME TAXES

Our effective tax rate for the year is expected to approximate 29.1 percent, excluding any one-time items that may arise.  Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rates for the three and six month periods ended June 30, 2013, were 28.1 percent and 27.9 percent, respectively.  These tax rates include a discrete tax benefit in the first quarter of 2013 of $28 million attributable to the reinstatement of the research credit back to 2012 as well as a discrete tax expense in the first quarter of 2013 of $17 million, which primarily relates to the write-off of a deferred tax asset deemed unrecoverable.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated the research tax credit.  As tax law changes are accounted for in the period of enactment, we recognized the discrete tax benefit in the first quarter of 2013.

Our tax rates for the three and six month periods ended July 1, 2012, were 25.1 percent and 26.0 percent, respectively.  The increase in the 2013 effective tax rates compared to 2012 is due primarily to an unfavorable change in the pre-tax mix of income taxed in higher rate jurisdictions, partially offset by $11 million of net discrete tax benefits in the first quarter of 2013.

NOTE 7.  MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	June 30, 2013			December 31, 2012
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Debt mutual funds(1)	$116	$1	$117	$139	$3	$142
Bank debentures	12	—	12	45	—	45
Certificates of deposit	51	—	51	47	—	47
Government debt securities-non-U.S.	3	—	3	3	—	3
Corporate debt securities	1	—	1	1	—	1
Equity securities and other(2)	12	9	21	—	9	9
Total marketable securities	$195	$10	$205	$235	$12	$247

(1) Contractual maturities are only applicable to debt mutual funds that utilize a Level 2 fair value.

(2) In the first quarter of 2013 we realized a $9 million gain on the sale of equity securities.

At June 30, 2013, the fair value of available-for-sale investments with contractual maturities was as follows:

Maturity date
In millions	Fair value
1 year or less	$82
1-5 years	5
5-10 years	1
Total	$88

NOTE 8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from Level 1 or Level 2 inputs.  Derivative assets and liabilities are derived from Level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of Levels 2 or 3 in the first six months of 2013 and 2012.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at June 30, 2013:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$96	$21	$—	$117
Bank debentures	—	12	—	12
Certificates of deposit	—	51	—	51
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	1	—	1

Available-for-sale equity securities
Information technology industry	21	—	—	21

Derivative assets
Interest rate contracts	—	60	—	60
Foreign currency forward contracts	—	1	—	1
Commodity call option contracts	—	1	—	1
Total assets	$117	$150	$—	$267

Derivative liabilities
Commodity swap contracts	—	11	—	11
Foreign currency forward contracts	—	7	—	7
Commodity put option contracts	—	4	—	4
Total liabilities	$—	$22	$—	$22

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at December 31, 2012:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$100	$42	$—	$142
Bank debentures	—	45	—	45
Certificates of deposit	—	47	—	47
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	1	—	1

Available-for-sale equity securities
Financial services industry	9	—	—	9

Derivative assets
Interest rate contracts	—	88	—	88
Foreign currency forward contracts	—	3	—	3
Commodity swap contracts	—	1	—	1
Commodity call option contracts	—	1	—	1
Total assets	$109	$231	$—	$340

Derivative liabilities
Commodity swap contracts	—	2	—	2
Commodity put option contracts	—	1	—	1
Total liabilities	$—	$3	$—	$3

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

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at June 30, 2013 and December 31, 2012, are set forth in the table below.  The carrying values of all other receivables and liabilities approximated fair values.  The fair value of financial instruments is derived from Level 2 inputs.

	June 30,	December 31,
In millions	2013	2012
Fair value of total debt	$947	$926
Carrying value of total debt	837	775

NOTE 9.  INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

	June 30,	December 31,
In millions	2013	2012
Finished products	$1,561	$1,393
Work-in-process and raw materials	1,026	939
Inventories at FIFO cost	2,587	2,332
Excess of FIFO over LIFO	(112)	(111)
Total inventories	$2,475	$2,221

NOTE 10.  DEBT

A summary of long-term debt was as follows:

	June 30,	December 31,
In millions	2013	2012
Long-term debt
Export financing loan, 4.5%, due 2013	—	23
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	125	88
Other	75	69
	673	653
Unamortized discount	(35)	(35)
Fair value adjustments due to hedge on indebtedness	60	88
Capital leases	99	53
Total long-term debt	797	759
Less: Current maturities of long-term debt	(43)	(61)
Long-term debt	$754	$698

Principal payments required on long-term debt during the next five years are the following:

	Required Principal Payments
In millions	2013	2014	2015	2016	2017
Payment	$23	$46	$76	$82	$14

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

	Six months ended
	June 30,	July 1,
In millions	2013	2012
Balance, beginning of year	$1,088	$1,014
Provision for warranties issued	227	227
Deferred revenue on extended warranty contracts sold	93	98
Payments	(210)	(196)
Amortization of deferred revenue on extended warranty contracts	(56)	(51)
Changes in estimates for pre-existing warranties	(13)	(27)
Foreign currency translation	(6)	(3)
Balance, end of period	$1,123	$1,062

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our June 30, 2013, balance sheet were as follows:

	June 30,
In millions	2013	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$124	Deferred revenue
Long-term portion	333	Other liabilities and deferred revenue
Total	$457

Receivables related to estimated supplier recoveries
Current portion	$5	Trade and other receivables
Long-term portion	5	Other assets
Total	$10

Long-term portion of warranty liability	$273	Other liabilities and deferred revenue

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

U.S. Distributor Commitments

Our distribution agreements with independent and partially-owned distributors generally have a renewable three-year term and are restricted to specified territories.  Our distributors develop and maintain a network of dealers with which we have no direct relationship.  Our distributors are permitted to sell other, noncompetitive products only with our consent.  We license all of our distributors to use our name and logo in connection with the sale and service of our products, with no right to assign or sublicense the trademarks, except to authorized dealers, without our consent.  Products are sold to the distributors at standard domestic or international distributor net prices, as applicable.  Net prices are wholesale prices we establish to permit our distributors an adequate margin on their sales.  Subject to local laws, we can generally refuse to renew these agreements upon expiration or terminate them upon written notice for inadequate sales, change in principal ownership and certain other reasons.  Distributors also have the right to terminate the agreements upon 60-day notice without cause, or 30-day notice for cause.  Upon termination or failure to renew, we are required to purchase the distributor’s current inventory, signage and special tools and may, at our option purchase other assets of the distributor, but are under no obligation to do so.

Other Guarantees and Commitments

In addition to the matters discussed above, from time to time we periodically enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations.  As of June 30, 2013, the maximum potential loss related to these other guarantees is summarized as follows (where the guarantee is in a foreign currency the amount below represents the amount in U.S. dollars at current exchange rates):

In millions
Cummins Olayan Energy Limited debt guarantee	$8
Residual value guarantees	1
Other debt guarantees	3
Maximum potential loss	$12

The amount of liabilities related to the above guarantees was less than $1 million.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of June 30, 2013, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $118 million, of which $80 million relates to a contract with an engine parts supplier that extends to 2016.  These arrangements enable us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees were $68 million at June 30, 2013 and $70 million at December 31, 2012.

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

Joint Venture Commitments

As of June 30, 2013, we have committed to invest an additional $64 million into existing joint ventures, of which $19 million is expected to be funded in 2013.

NOTE 13.  DERIVATIVES

We are exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates.  This risk is closely monitored and managed through the use of financial derivative instruments including foreign currency forward contracts, commodity swap contracts, commodity zero-cost collars and interest rate swaps.  As stated in our policies and procedures, financial derivatives are used expressly for hedging purposes and under no circumstances are they used for speculative purposes.  When material, we adjust the value of our derivative contracts for counter-party or our credit risk.  None of our derivative instruments are subject to collateral requirements.  Substantially all of our derivative contracts are subject to master netting arrangements which provide us with the option to settle certain contracts on a net basis when they settle on the same day with the same currency.  In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income during the period of change.  As of June 30, 2013, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net loss of $3 million.  For the six month periods ended June 30, 2013 and July 1, 2012, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts. Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below. The currencies in this table represent 92 percent and 95 percent of the notional amounts of contracts outstanding as of June 30, 2013 and December 31, 2012, respectively.

	Notional amount in millions
	June 30,	December 31,
Currency denomination	2013	2012
United States Dollar (USD)	109	110
British Pound Sterling (GBP)	207	227
Euro (EUR)	18	28
Indian Rupee (INR)	2,401	1,943
Japanese Yen (JPY)	1,151	384
Canadian Dollar (CAD)	59	59
South Korea Won (KRW)	31,938	35,266
Chinese Renmimbi (CNY)	66	45
Singapore Dollar (SGD)	—	3

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  We also have commodity swap contracts that represent an economic hedge, but are not designated for hedge accounting and are marked to market through earnings.  For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of June 30, 2013, we expect to reclassify an unrealized net loss of $6 million from AOCL to income over the next year.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	June 30, 2013			December 31, 2012
Commodity	Notional Amount	Quantity		Notional Amount	Quantity
Copper	$—	— metric tons	(1)	$24	3,025 metric tons	(1)
Platinum	62	39,926 troy ounces	(2)	71	45,126 troy ounces	(2)
Palladium	15	20,153 troy ounces	(2)	10	14,855 troy ounces	(2)

(1)A metric ton is a measurement of mass equal to 1,000 kilograms.

(2)A troy ounce is a measurement of mass equal to approximately 31 grams.

In 2012, we began to use a combination of call and put option contracts for copper in net-zero-cost collar arrangements (zero-cost collars) that establish ceiling and floor prices for copper. These contracts are used strictly for hedging and not for speculative purposes. For these zero-cost collars, if the average price of the copper during the calculation period is within the call and put price, the call and put contracts expire at no cost to us. If the price falls below the floor, the counter-party to the collar receives the difference from us and if the price rises above the ceiling, the counter-party pays the difference to us. We believe that these zero-cost collars will act as economic hedges; however we have chosen not to designate them as hedges for accounting purposes, therefore we present the calls and puts on a gross basis on our Condensed Consolidated Balance Sheets.

The following table summarizes our outstanding commodity zero-cost collar contracts that were entered into to hedge the cost of copper purchases:

	June 30, 2013		December 31, 2012
Commodity	Average Floor or Cap	Quantity in metric tons (1)	Average Floor or Cap	Quantity in metric tons (1)
Copper call options	$8,063	6,074	$8,196	4,100
Copper put options	7,144	6,074	7,005	4,100

(1)A metric ton is a measurement of mass equal to 1,000 kilograms.

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

	Three months ended				Six months ended
In millions	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(17)	$17	$17	$(17)	$(28)	$28	$5	$(5)

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and six month interim reporting periods presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		Three months ended				Six months ended
	Location of	Amount of Gain/(Loss)		Amount of Gain/(Loss)		Amount of Gain/(Loss)		Amount of Gain/(Loss)
	Gain/(Loss)	Recognized in		Reclassified from		Recognized in		Reclassified from
In millions	Reclassified	AOCL on Derivative		AOCL into Income		AOCL on Derivative		AOCL into Income
Derivatives in Cash	into Income	(Effective Portion)		(Effective Portion)		(Effective Portion)		(Effective Portion)
Flow Hedging	(Effective	June 30,	July 1,	June 30,	July 1,	June 30,	July 1,	June 30,	July 1,
Relationships	Portion)	2013	2012	2013	2012	2013	2012	2013	2012
Foreign currency forward contracts	Net sales	$1	$(5)	$(2)	$—	$(8)	$3	$(2)	$(2)
Commodity swap contracts	Cost of sales	(12)	(10)	1	(2)	(9)	3	3	(5)
Total		$(11)	$(15)	$(1)	$(2)	$(17)	$6	$1	$(7)

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments that are not classified as hedges for the three and six month interim reporting periods presented below.

		Three months ended		Six months ended
		Amount of Gain/(Loss) Recognized in		Amount of Gain/(Loss) Recognized in
In millions	Location of Gain/(Loss)	Income on Derivatives		Income on Derivatives
Derivatives Not Designated as	Recognized in Income	June 30,	July 1,	June 30,	July 1,
Hedging Instruments	on Derivatives	2013	2012	2013	2012
Foreign currency forward contracts	Cost of sales	$—	$—	$3	$(3)
Foreign currency forward contracts	Other income (expense), net	5	(9)	(22)	5
Commodity swap contracts	Cost of sales	—	(6)	—	(1)
Commodity zero-cost collars	Cost of sales	(2)	—	(4)	—

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative Assets
	Fair Value
	June 30,	December 31,
In millions	2013	2012	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contract	$60	$88	Other assets
Foreign currency forward contracts	—	2	Prepaid expenses and other current assets
Commodity swap contracts	—	1	Prepaid expenses and other current assets
Total derivatives designated as hedging instruments	60	91

Derivatives not designated as hedging instruments
Foreign currency forward contracts	1	1	Prepaid expenses and other current assets
Commodity call option contracts	1	1	Other assets
Total derivatives not designated as hedging instruments	2	2
Total derivative assets	$62	$93

	Derivative Liabilities
	Fair Value
	June 30,	December 31,
In millions	2013	2012	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity swap contracts	$11	$2	Other accrued expenses
Foreign currency forward contracts	4	—	Other accrued expenses
Total derivatives designated as hedging instruments	15	2

Derivatives not designated as hedging instruments
Commodity put option contracts	4	1	Other accrued expenses
Foreign currency forward contracts	3	—	Other accrued expenses
Total derivatives not designated as hedging instruments	7	1
Total derivative liabilities	$22	$3

We have elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets.  Had we chosen to present on a net basis, we would have derivatives in a net asset position of $59 million and derivatives in a net liability position of $19 million.

NOTE 14.  OTHER COMPREHENSIVE INCOME (LOSS)

Following are the changes in accumulated other comprehensive income (loss) by component for the three and six months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at April 1,2012	$(713)	$(102)	$3	$(1)	$(813)
Other comprehensive income before reclassifications
Before tax amount	(1)	(162)	2	(15)	(176)	$(24)	$(200)
Tax (provision) benefit	—	27	(1)	5	31	—	31
After tax amount	(1)	(135)	1	(10)	(145)	(24)	(169)
Amounts reclassified from accumulated other comprehensive income(1)	11	—	(1)	2	12	—	12
Net current period other comprehensive income (loss)	10	(135)	—	(8)	(133)	$(24)	$(157)
Balance at July 1, 2012	$(703)	$(237)	$3	$(9)	$(946)

Balance at March 31,2013	$(775)	$(314)	$—	$(6)	$(1,095)
Other comprehensive income before reclassifications
Before tax amount	8	(37)	9	(11)	(31)	$(22)	$(53)
Tax (provision) benefit	(3)	13	(2)	4	12	—	12
After tax amount	5	(24)	7	(7)	(19)	(22)	(41)
Amounts reclassified from accumulated other comprehensive income(1) (2)	16	—	(2)	1	15	2	17
Net current period other comprehensive income (loss)	21	(24)	5	(6)	(4)	$(20)	$(24)
Balance at June 30, 2013	$(754)	$(338)	$5	$(12)	$(1,099)

(1)Amounts are net of tax.

(2)See reclassifications out of accumulated other comprehensive income (loss) disclosure for details.

	Six months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2011	$(724)	$(198)	$4	$(20)	$(938)
Other comprehensive income before reclassifications
Before tax amount	2	(62)	2	6	(52)	$(14)	$(66)
Tax (provision) benefit	(1)	23	(1)	(2)	19	—	19
After tax amount	1	(39)	1	4	(33)	(14)	(47)
Amounts reclassified from accumulated other comprehensive income(1)	20	—	(2)	7	25	—	25
Net current period other comprehensive income (loss)	21	(39)	(1)	11	(8)	$(14)	$(22)
Balance at July 1, 2012	$(703)	$(237)	$3	$(9)	$(946)

Balance at December 31, 2012	$(794)	$(161)	$5	$—	$(950)
Other comprehensive income before reclassifications
Before tax amount	13	(191)	8	(17)	(187)	$(19)	$(206)
Tax (provision) benefit	(5)	14	(2)	5	12	—	12
After tax amount	8	(177)	6	(12)	(175)	(19)	(194)
Amounts reclassified from accumulated other comprehensive income(1) (2)	32	—	(6)	—	26	(3)	23
Net current period other comprehensive income (loss)	40	(177)	—	(12)	(149)	$(22)	$(171)
Balance at June 30, 2013	$(754)	$(338)	$5	$(12)	$(1,099)

(1)Amounts are net of tax.

(2)See reclassifications out of accumulated other comprehensive income (loss) disclosure for details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

(Gain)/Loss Components	June 30, 2013
In millions	Three months ended	Six months ended	Statement of Income Location

Realized (gain) loss on marketable securities	$(1)	$(11)	Other income (expense), net
Income tax expense	1	2	Income tax expense
Net realized (gain) loss on marketable securities	—	(9)

Realized (gain) loss on derivatives
Foreign currency forward contracts	2	2	Net sales
Commodity swap contracts	(1)	(3)	Cost of sales
Total before taxes	1	(1)
Income tax expense	—	1	Income tax expense
Net realized (gain) loss on derivatives	1	—

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	23	47	(1)
Total before taxes	23	47
Income tax expense	(7)	(15)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	16	32

Total reclassifications for the period	$17	$23

(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 4).

NOTE 15.  RESTRUCTURING AND OTHER CHARGES

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

At June 30, 2013, of the approximately 1,300 employees affected by this plan, substantially all terminations have been completed.

During 2012, we recorded restructuring and other charges of $52 million ($35 million after-tax).  The following table summarizes the changes in the balance of accrued restructuring charges.  The restructuring related accruals were recorded in “Other accrued expenses” in our Condensed Consolidated Balance Sheets.

Workforce
In millions	reductions
Balance at December 31, 2012	$25
Cash payments for 2012 actions	(20)
Change in estimate	(3)
Balance at June 30, 2013	$2

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

The accounting policies of our operating segments are the same as those applied in our Condensed Consolidated Financial Statements.  We prepared the financial results of our operating segments on a basis that is consistent with the manner in which we internally disaggregate financial information to assist in making internal operating decisions.  We have allocated certain common costs and expenses, primarily corporate functions, among segments differently than we would for stand-alone financial information prepared in accordance with GAAP.  These include certain costs and expenses of shared services, such as information technology, human resources, legal and finance.  We also do not allocate debt-related items, actuarial gains or losses, prior service costs or credits, changes in cash surrender value of corporate owned life insurance, divestiture gains or losses or income taxes to individual segments.  Segment EBIT may not be consistent with measures used by other companies.

Summarized financial information regarding our reportable operating segments for the three and six month periods is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution		Non-segment Items(1)	Total
Three months ended June 30, 2013
External sales	$2,209	$786	$583	$947		$—	$4,525
Intersegment sales	447	331	231	7		(1,016)	—
Total sales	2,656	1,117	814	954		(1,016)	4,525
Depreciation and amortization(2)	51	23	12	15		—	101
Research, development and engineering expenses	102	57	17	1		—	177
Equity, royalty and interest income from investees	52	9	10	37		—	108
Interest income	7	—	2	1		—	10
Segment EBIT	339	136	76	100	(3)	(30)	621

Three months ended July 1, 2012
External sales	$2,381	$710	$572	$789		$—	$4,452
Intersegment sales	460	326	337	5		(1,128)	—
Total sales	2,841	1,036	909	794		(1,128)	4,452
Depreciation and amortization(2)	47	19	11	8		—	85
Research, development and engineering expenses	115	51	19	2		—	187
Equity, royalty and interest income from investees	37	8	10	49		—	104
Interest income	3	1	3	—		—	7
Segment EBIT	376	116	94	92		(9)	669

Six months ended June 30, 2013
External sales	$4,094	$1,508	$1,122	$1,723		$—	$8,447
Intersegment sales	865	627	438	9		(1,939)	—
Total sales	4,959	2,135	1,560	1,732		(1,939)	8,447
Depreciation and amortization(2)	103	47	24	25		—	199
Research, development and engineering expenses	207	114	35	3		—	359
Equity, royalty and interest income from investees	75	16	17	82		—	190
Interest income	9	1	4	1		—	15
Segment EBIT	534	255	127	195	(3)	(53)	1,058

Six months ended July 1, 2012
External sales	$4,793	$1,484	$1,088	$1,559		$—	$8,924
Intersegment sales	907	651	601	10		(2,169)	—
Total sales	5,700	2,135	1,689	1,569		(2,169)	8,924
Depreciation and amortization(2)	94	38	22	15		—	169
Research, development and engineering expenses	226	102	37	3		—	368
Equity, royalty and interest income from investees	75	16	20	97		—	208
Interest income	7	2	5	1		—	15
Segment EBIT	757	259	170	186		(45)	1,327

(1)Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The three and six months ended July 1, 2012, include a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures.  The gain has been excluded from segment results as it was not considered in our evaluation of operating results for the corresponding periods.  There were no other significant unallocated corporate expenses for the three and six months ended June 30, 2013 and July 1, 2012.

(2)Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as “Interest expense.”

(3)Distribution segment EBIT for the three months ended June 30, 2013, includes a $5 million gain on the fair value adjustment resulting from the acquisition of a controlling interest in Rocky Mountain and for the six months ended June 30, 2013, includes a $7 million gain and $5 million gain on the fair value adjustment resulting from the acquisitions of a controlling interest in Northwest and Rocky Mountain, respectively.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In millions	2013	2012	2013	2012
Segment EBIT	$621	$669	$1,058	$1,327
Less: Interest expense	8	8	14	16
Income before income taxes	$613	$661	$1,044	$1,311

NOTE 17.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component.  Specifically, the amendment requires disclosure of the line items on net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period.  It also requires cross reference to other disclosures for amounts that are not reclassified in their entirety in the same reporting period.  The new rules became effective for us beginning January 1, 2013 and were adopted prospectively in accordance with the standard.  The standard resulted in new disclosures in NOTE 14, “OTHER COMPREHENSIVE INCOME.”

In December 2011, the FASB amended its standards related to offsetting assets and liabilities.  This amendment requires entities to disclose both gross and net information about certain instruments and transactions eligible for offset in the statement of financial position and certain instruments and transactions subject to an agreement similar to a master netting agreement.  This information enables users of the financial statements to understand the effect of those arrangements on our financial position.  The new rules become effective on January 1, 2013.  In January 2013, the FASB further amended this standard to limit its scope to derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions.  This standard resulted in new disclosures in NOTE 13, “DERIVATIVES.”

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

•                  Liquidity and Capital Resources

•                  Application of Critical Accounting Estimates

•                  Recently Adopted Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS

We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, control systems, air handling systems and electric power generation systems.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide.  We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Daimler Trucks North America, Chrysler Group, LLC, Volvo AB, Komatsu, Navistar International Corporation, Aggreko plc, Ford Motor Company and MAN Nutzfahrzeuge AG.  We serve our customers through a network of approximately 600 company-owned and independent distributor locations and approximately 6,500 dealer locations in more than 190 countries and territories.

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

Worldwide revenues declined by 5 percent in the six months of 2013 as compared to the same period in 2012, as global economic uncertainty continued during the period. Revenue in the United States (U.S.) and Canada declined by 4 percent driven by reduced demand in the on-highway heavy-duty market and the off-highway mining and oil and gas markets with reduced unit shipments of 28 percent, 35 percent and 51 percent, respectively, compared to the same period last year.   These decreases were partially offset by improved Distribution segment sales and improved Power Generation sales.  International (excludes the U.S. and Canada) revenues declined by 7 percent primarily due to global economic uncertainty with sales down or relatively flat in most international markets.  Declines were led by the off-highway mining and construction markets with reduced unit shipments of 37 percent and 19 percent, respectively, partially offset by growth in the medium-duty Brazilian truck market resulting in improved engine and component demand.

The European economy remains uncertain with continued volatility in the Euro countries.  Although we do not have any significant direct exposure to European sovereign debt, we generated approximately 8 percent of our net sales from Euro zone countries in 2012 and approximately 8 percent in the first six months of 2013.

The following tables contain sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three and six months ended June 30, 2013, and July 1, 2012.  Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before taxes.

	Three months ended
	June 30, 2013			July 1, 2012			Percent change
Operating Segments		Percent			Percent		2013 vs. 2012
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,656	59%	$339	$2,841	64%	$376	(7)%	(10)%
Components	1,117	25%	136	1,036	23%	116	8%	17%
Power Generation	814	18%	76	909	20%	94	(10)%	(19)%
Distribution	954	21%	100	794	18%	92	20%	9%
Intersegment eliminations	(1,016)	(23)%	—	(1,128)	(25)%	—	(10)%	—
Non-segment	—	—	(30)	—	—	(9)	—	NM
Total	$4,525	100%	$621	$4,452	100%	$669	2%	(7)%

“NM” - not meaningful information.

Net income attributable to Cummins was $414 million, or $2.20 per diluted share, on sales of $4.5 billion for the three month interim reporting period ended June 30, 2013, versus the comparable prior year period with net income attributable to Cummins of $469 million, or $2.47 per diluted share, on sales of $4.5 billion.  The decrease in income and earnings per share was driven by lower volumes, lower gross margin as a percentage of sales and a higher effective tax rate of 28.1 percent versus 25.1 percent in the comparable prior year period, partially offset by favorable price realization and lower selling, general and administrative expenses.

Diluted earnings per share for the three months ended June 30, 2013 benefited $0.01 from lower shares outstanding, primarily due to purchases under the stock repurchase program.

	Six months ended
	June 30, 2013			July 1, 2012			Percent change
Operating Segments		Percent			Percent		2013 vs. 2012
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$4,959	59%	$534	$5,700	64%	$757	(13)%	(29)%
Components	2,135	25%	255	2,135	24%	259	—	(2)%
Power Generation	1,560	18%	127	1,689	19%	170	(8)%	(25)%
Distribution	1,732	21%	195	1,569	17%	186	10%	5%
Intersegment eliminations	(1,939)	(23)%	—	(2,169)	(24)%	—	(11)%	—
Non-segment	—	—	(53)	—	—	(45)	—	18%
Total	$8,447	100%	$1,058	$8,924	100%	$1,327	(5)%	(20)%

Net income attributable to Cummins was $696 million, or $3.69 per diluted share, on sales of $8.4 billion for the six month interim reporting period ended June 30, 2013, versus the comparable prior year period with net income attributable to Cummins of $924 million, or $4.85 per diluted share, on sales of $8.9 billion.  The decrease in income was driven by lower volumes, lower gross margin as a percentage of sales, a higher effective tax rate of 27.9 percent versus 26.0 percent in the comparable prior year period and lower equity, royalty and interest income from investees, partially offset by lower operating expenses.

We generated $960 million of operating cash flows for the six months ended June 30, 2013, compared to $397 million for the six months ended July 1, 2012.  Refer to the section titled “Operating Activities” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.

In the second quarter of 2013, we repurchased $226 million of common stock under the February 2011, $1 billion Board of Directors authorization, completing the program.  In December 2012, the Board of Directors authorized the acquisition of an additional $1 billion of our common stock upon completion of the 2011 repurchase program.  We repurchased $63 million under this new plan in the second quarter of 2013.

Our debt to capital ratio (total capital defined as debt plus equity) at June 30, 2013, was 10.6 percent, compared to 10.0 percent at December 31, 2012.  In April 2013, Moody’s Investors Service, Inc. raised our rating to ‘A3’ and changed our outlook to stable.  In addition to the $1.6 billion in cash and marketable securities on hand, we have access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.

In July 2013, the Board of Directors authorized a dividend increase of 25 percent from $0.50 per share to $0.625 per share on a quarterly basis.

Our global pension plans, including our unfunded and non-qualified plans, were 98 percent funded at December 31, 2012.  Our U.S. qualified plan, which represents approximately 60 percent of the worldwide pension obligation, was 106 percent funded and our United Kingdom (U.K.) plan was 104 percent funded.  We expect to contribute $170 million to our global pension plans in 2013.

OUTLOOK

Near-Term

In the second quarter of 2013, demand started to improve, led by increased demand in our emission solutions business and market share gains in the North American medium-duty on-highway market.

We currently expect the following positive trends in the remainder of 2013:

•                  Our market share gains in the North American medium-duty on-highway truck market are expected to continue through the second half of the year and should positively impact sales in both the Engine and Components businesses.

•                  Many of our North American markets are expected to remain steady for the remainder of the year.

•                  Global construction markets are expected to improve in the second half of 2013.

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

•                  Domestic and international mining markets are likely to weaken if commodity prices remain at low levels.

•                  Demand in on-highway markets in India is expected to decline in the second half of 2013.

•                  Demand for power generation equipment in our international markets is expected to remain weak in the second half of 2013.

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

•                  energy availability and cost issues and

•                  globalization of industries like ours.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions (except per share amounts)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
NET SALES	$4,525	$4,452	$73	2%	$8,447	$8,924	$(477)	(5)%
Cost of sales	3,372	3,242	(130)	(4)%	6,337	6,516	179	3%
GROSS MARGIN	1,153	1,210	(57)	(5)%	2,110	2,408	(298)	(12)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	484	487	3	1%	928	962	34	4%
Research, development and engineering expenses	177	187	10	5%	359	368	9	2%
Equity, royalty and interest income from investees	108	104	4	4%	190	208	(18)	(9)%
Other operating income (expense), net	10	8	2	25%	11	10	1	10%
OPERATING INCOME	610	648	(38)	(6)%	1,024	1,296	(272)	(21)%
Interest income	10	7	3	43%	15	15	—	—
Interest expense	8	8	—	—	14	16	2	13%
Other income (expense), net	1	14	(13)	(93)%	19	16	3	19%
INCOME BEFORE INCOME TAXES	613	661	(48)	(7)%	1,044	1,311	(267)	(20)%
Income tax expense	172	166	(6)	(4)%	291	341	50	15%
CONSOLIDATED NET INCOME	441	495	(54)	(11)%	753	970	(217)	(22)%
Less: Net income attributable to noncontrolling interests	27	26	(1)	(4)%	57	46	(11)	(24)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$414	$469	$(55)	(12)%	$696	$924	$(228)	(25)%
Diluted earnings per common share attributable to Cummins Inc.	$2.20	$2.47	$(0.27)	(11)%	$3.69	$4.85	$(1.16)	(24)%

	Three months ended		Favorable/	Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)	June 30,	July 1,	(Unfavorable)
Percent of sales	2013	2012	Percentage Points	2013	2012	Percentage Points
Gross margin	25.5%	27.2%	(1.7)	25.0%	27.0%	(2.0)
Selling, general and administrative expenses	10.7%	10.9%	0.2	11.0%	10.8%	(0.2)
Research, development and engineering expenses	3.9%	4.2%	0.3	4.3%	4.1%	(0.2)

Net Sales

Net sales for the three months ended June 30, 2013, increased slightly versus the comparable period in 2012, primarily due to the impacts from the acquisitions of Hilite Germany GmbH (Hilite) in the third quarter of 2012 and three North American distributors, including Central Power in the third quarter of 2012, Cummins Northwest, LLC (Northwest) in the first quarter of 2013 and Cummins Rocky Mountain, LLC (Rocky Mountain) in the second quarter of 2013.  The primary drivers by segment were as follows:

•                  Components segment sales increased by 8 percent due to the impact from the 2012 acquisition of Hilite, improved aftermarket demand in North America and increased demand in Brazil and Russia.

•                  Distribution segment sales increased by 20 percent primarily due to the acquisitions of three North American distributors.

These increases were partially offset by the following:

•                  Engine segment sales decreased by 7 percent due to lower demand in power generation markets, industrial markets, primarily in global mining and North American oil and gas markets and North American heavy-duty truck markets, partially offset by increased demand in North American, European and Brazilian medium-duty truck markets.

•                  Power Generation segment sales decreased by 10 percent due to lower volumes in the power solutions business, the generator technologies business, primarily in the U.K., and the power systems business, primarily in international markets.

•                  Foreign currency fluctuations unfavorably impacted sales.

Net sales for the six months ended June 30, 2013, decreased versus the comparable period in 2012.  The decrease in sales by segment was primarily driven by the following:

•                  Engine segment sales decreased by 13 percent due to weaker demand in the North American heavy-duty truck market, weakness in industrial demand, especially in global mining and North American oil and gas markets, and lower demand in power generation markets.

•                  Power Generation segment sales decreased by 8 percent due to lower demand in the power solutions business, primarily in the U.K., the generator technologies business and the power systems business, which were partially offset by growing military sales in the North American power products business.

•                  Foreign currency fluctuations unfavorably impacted sales.

These decreases were partially offset by Distribution segment sales increasing 10 percent primarily due to the acquisitions of three North American distributors.

Components segment sales remained flat as 2012 acquisition related sales of Hilite and improved Brazilian and Russian markets were offset by lower demand in North American on-highway markets.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets, based on location of customers, for the three and six month periods ended June 30, 2013, were 48 percent of total net sales for both periods compared with 50 percent of total net sales for both of the comparable periods in 2012.

Gross Margin

Gross margin decreased for the three months ended June 30, 2013, versus the comparable period in 2012, and decreased as a percentage of sales by 1.7 percentage points as unfavorable product mix was partially offset by improved price realization and lower material and commodity costs.  Gross margin decreased for the six months ended June 30, 2013, versus the comparable period in 2012, and decreased as a percentage of sales by 2.0 percentage points as unfavorable product mix and lower volumes were partially offset by improved price realization and lower material and commodity costs.

The provision for warranties issued as a percent of sales for the three and six month periods ended June 30, 2013, were 2.2 percent and 2.3 percent, respectively, in 2013 compared to 2.3 percent for both the comparable periods in 2012.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month and six month periods ended June 30, 2013, decreased versus the comparable period in 2012, primarily due to lower consulting of $12 million and $28 million, respectively, and reduced discretionary spending, partially offset by increased compensation and related expenses of $21 million and $28 million, respectively.  Compensation and related expenses include salaries, fringe benefits and variable compensation.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and six month periods ended June 30, 2013, decreased versus the comparable periods in 2012, primarily due to decreased consulting of $7 million and $13 million, respectively, and lower discretionary spending, partially offset by increases of $15 million and $29 million, respectively, in compensation and related expenses.  Compensation and related expenses include salaries, fringe benefits and variable compensation.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees increased for the three month period ended June 30, 2013, versus the comparable periods in 2012.  Equity, royalty and interest income from investees decreased for the six month period ended June 30, 2013, versus the comparable periods in 2012.  The primarily drivers were as follows:

	Increase/(Decrease)
	June 30, 2013 vs. July 1, 2012
In millions	Three months ended	Six months ended
Beijing Foton Cummins Engine Co., Ltd.	$7	$10
Xian Cummins Engine Company Ltd.	6	7
Komatsu manufacturing alliances	3	3
Dongfeng Cummins Engine Company, Ltd.	3	(1)
Chongqing Cummins Engine Company, Ltd.	—	(6)
Cummins Westport, Inc.	(1)	(6)
North American distributors	(9)	(14)
Other equity income	(6)	(9)
Cummins share of net income	3	(16)
Royalty and interest income	1	(2)
Equity, royalty and interest income from investees	$4	$(18)

The overall increase for the three months ended June 30, 2013, was primarily due to increased demand from our international equity investees, partially offset by the consolidations of three North American distributors.

The overall decrease for the six months ended June 30, 2013, was primarily due to the consolidations of three North American distributors, partially offset by increased demand at Beijing Foton Cummins Engine Co., Ltd.

See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.

Other Operating Income (Expense), net

Other operating income (expense) was as follows:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In millions	2013	2012	2013	2012
Royalty income	$6	$5	$10	$8
Legal judgment	6	—	6	—
Gain (loss) on sale of fixed assets	1	—	—	—
Royalty expense	(1)	(1)	(1)	(2)
Amortization of intangible assets	(3)	(2)	(5)	(3)
Gain on sale of business	—	6	—	6
Other income (expense), net	1	—	1	1
Total other operating income (expense), net	$10	$8	$11	$10

Interest Income

Interest income for the three months ended June 30, 2013, increased versus the comparable period in 2012, primarily due to interest income from the recovery of a loan previously deemed uncollectable.

Interest income was flat for the six months ended June 30, 2013, versus the comparable period in 2012.

Interest Expense

Interest expense was flat for the three months ended June 30, 2013, versus the comparable period in 2012.  Interest expense for the six months ended June 30, 2013, decreased versus the comparable periods in 2012, primarily due to the $45 million repayment of Brazilian debt in the second half of 2012 and lower amortization of prepaid revolver fees.

Other Income (Expense), net

Other income (expense) was as follows:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In millions	2013	2012	2013	2012
Gain on fair value adjustment for consolidated investee (1)	$5	$—	$12	$—
Gain (loss) on marketable securities, net	1	3	11	3
Dividend income	1	2	3	3
Bank charges	(3)	(4)	(5)	(8)
Foreign currency gains (losses), net	(6)	3	(15)	(1)
Change in cash surrender value of corporate owned life insurance	(7)	4	(2)	10
Other, net	10	6	15	9
Total other income (expense), net	$1	$14	$19	$16

(1)   See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.

Income Tax Expense

Our effective tax rate for the year is expected to approximate 29.1 percent, excluding any one-time items that may arise.  Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rates for the three and six month periods ended June 30, 2013, were 28.1 percent and 27.9 percent, respectively.  These tax rates include a discrete tax benefit in the first quarter of 2013 of $28 million attributable to the reinstatement of the research credit back to 2012 as well as a discrete tax expense in the first quarter of 2013 of $17 million, which primarily relates to the write-off of a deferred tax asset deemed unrecoverable.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated the research tax credit.  As tax law changes are accounted for in the period of enactment, we recognized the discrete tax benefit in the first quarter of 2013.

Our tax rates for the three and six month periods ended July 1, 2012, were 25.1 percent and 26.0 percent, respectively.  The increase in the 2013 effective tax rates compared to 2012 is due primarily to an unfavorable change in the pre-tax mix of income taxed in higher rate jurisdictions, partially offset by $11 million of net discrete tax benefits in the first quarter of 2013.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins Inc. for the three months ended June 30, 2013, decreased versus the comparable period in 2012, primarily due to lower gross margin as a percentage of sales, mainly driven by unfavorable product mix, a higher effective tax rate, lower other income and expense due to a reduction in the cash surrender value of corporate owned life insurance and unfavorable foreign currency fluctuations.  These decreases were partially offset by lower selling, general and administrative expenses and lower research, development and engineering expenses.  Diluted earnings per share benefited $0.01 from lower shares outstanding, primarily due to purchases under the stock repurchase program.

Net income and diluted earnings per share attributable to Cummins Inc. for the six months ended June 30, 2013, decreased versus the comparable period in 2012, primarily due to lower gross margin as a percentage of sales, mainly driven by unfavorable product mix and lower volumes, a higher effective tax rate and lower equity, royalty and interest income from investees.  These decreases were partially offset by lower selling, general and administrative expenses and research, development and engineering expenses.

OPERATING SEGMENT RESULTS

Our operating segments consist of the following: Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of operating results for each of our business segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
External sales	$2,209	$2,381	$(172)	(7)%	$4,094	$4,793	$(699)	(15)%
Intersegment sales	447	460	(13)	(3)%	865	907	(42)	(5)%
Total sales	2,656	2,841	(185)	(7)%	4,959	5,700	(741)	(13)%
Depreciation and amortization	51	47	(4)	(9)%	103	94	(9)	(10)%
Research, development and engineering expenses	102	115	13	11%	207	226	19	8%
Equity, royalty and interest income from investees	52	37	15	41%	75	75	—	—
Interest income	7	3	4	NM	9	7	2	29%
Segment EBIT	339	376	(37)	(10)%	534	757	(223)	(29)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	12.8%	13.2%		(0.4)	10.8%	13.3%		(2.5)

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Heavy-duty truck	$723	$807	$(84)	(10)%	$1,377	$1,699	$(322)	(19)%
Medium-duty truck and bus	595	512	83	16%	1,043	1,038	5	—
Light-duty automotive and RV	345	297	48	16%	605	583	22	4%
Total on-highway	1,663	1,616	47	3%	3,025	3,320	(295)	(9)%
Industrial	762	859	(97)	(11)%	1,476	1,720	(244)	(14)%
Stationary power	231	366	(135)	(37)%	458	660	(202)	(31)%
Total sales	$2,656	$2,841	$(185)	(7)%	$4,959	$5,700	$(741)	(13)%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Midrange	121,900	110,000	11,900	11%	216,500	219,000	(2,500)	(1)%
Heavy-duty	28,300	33,000	(4,700)	(14)%	53,200	69,000	(15,800)	(23)%
High-horsepower	3,600	5,800	(2,200)	(38)%	7,800	11,300	(3,500)	(31)%
Total unit shipments	153,800	148,800	5,000	3%	277,500	299,300	(21,800)	(7)%

Sales

Engine segment sales for the three month period ended June 30, 2013, decreased versus the comparable period in 2012.  The following were the primary drivers by market:

•                  Stationary power engine sales decreased due to lower demand in power generation markets.

•                  Industrial market sales decreased primarily due to a 40 percent reduction in global mining shipments due to lower commodity prices and a 51 percent decline in engine shipments to the North American oil and gas markets.

•                  Heavy-duty truck engine sales decreased due to weaker demand in North American on-highway markets.

These decreases were partially offset by the following:

•                  Medium-duty truck and bus sales increased due to market share gains in the North American medium-duty truck market, increased demand in Europe and increased demand in the Brazilian truck market.  The improved sales in Brazil were due to lower sales in the second quarter of 2012 as the result of pre-buy activity in 2011 ahead of the implementation of the Euro V emission regulations beginning in the first quarter of 2012 and demand growth for our ISF and 9 liter engines launched in 2012.

Total on-highway-related sales for the three month period ended June 30, 2013, were 63 percent of total engine segment sales, compared to 57 percent for the comparable period in 2012.

Engine segment sales for the six month period ended June 30, 2013, decreased versus the comparable period in 2012.  The following were the primary drivers:

•                  Heavy-duty truck engine sales decreased due to weaker demand in North American on-highway markets.

•                  Industrial market sales decreased primarily due to a 36 percent reduction in global mining shipments due to lower commodity prices, a 51 percent decline in engine shipments to the North American oil and gas markets.

•                  Stationary power engine sales decreased due to lower demand in power generation markets.

Total on-highway-related sales for the six month period ended June 30, 2013, were 61 percent of total engine segment sales, compared to 58 percent for the comparable period in 2012.

Segment EBIT

Engine segment EBIT for the three months ended June 30, 2013, decreased versus the comparable period in 2012.  Lower gross margin was partially offset by higher equity, royalty and interest income from investees, lower research, development and engineering expenses and lower selling, general and administrative expenses.  Engine segment EBIT for the six months ended June 30, 2013, decreased versus the comparable period in 2012, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses and lower research, development and engineering expenses.  Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 30, 2013 vs. July 1, 2012			June 30, 2013 vs. July 1, 2012
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(64)	(10)%	(0.8)	$(279)	(21)%	(2.2)
Selling, general and administrative expenses	2	1%	(0.4)	22	5%	(0.6)
Research, development and engineering expenses	13	11%	0.2	19	8%	(0.2)
Equity, royalty and interest income from investees	15	41%	0.7	—	—	0.2

The decrease in gross margin for the three month period ended June 30, 2013, versus the comparable period in 2012, was primarily due to unfavorable product mix, partially offset by improved price realization, lower material and commodity costs and increased on-highway volumes.  The decreases in selling, general and administrative expenses and in research, development and engineering expenses for the three month period ended June 30, 2013, were primarily due to lower discretionary spending in the second quarter of 2013.  The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd., Xian Cummins Engine Company Ltd. and Dongfeng Cummins Engine Company, Ltd.

The decrease in gross margin for the six month period ended June 30, 2013, versus the comparable period in 2012, was primarily due to unfavorable product mix and decreased volumes, partially offset by improved price realization and decreased material and commodity costs.  The decrease in selling, general and administrative expenses was primarily due to decreased variable compensation accruals and lower discretionary spending.  The decrease in research, development and engineering expenses was primarily due to lower discretionary spending.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
External sales	$786	$710	$76	11%	$1,508	$1,484	$24	2%
Intersegment sales	331	326	5	2%	627	651	(24)	(4)%
Total sales	1,117	1,036	81	8%	2,135	2,135	—	—
Depreciation and amortization	23	19	(4)	(21)%	47	38	(9)	(24)%
Research, development and engineering expenses	57	51	(6)	(12)%	114	102	(12)	(12)%
Equity, royalty and interest income from investees	9	8	1	13%	16	16	—	—
Interest income	—	1	(1)	(100)%	1	2	(1)	(50)%
Segment EBIT	136	116	20	17%	255	259	(4)	(2)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	12.2%	11.2%		1.0	11.9%	12.1%		(0.2)

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Emission solutions	$444	$349	$95	27%	$844	$753	$91	12%
Turbo technologies	294	297	(3)	(1)%	560	595	(35)	(6)%
Filtration	271	266	5	2%	526	536	(10)	(2)%
Fuel systems	108	124	(16)	(13)%	205	251	(46)	(18)%
Total sales	$1,117	$1,036	$81	8%	$2,135	$2,135	$—	—

Sales

Components segment sales for the three month period ended June 30, 2013, increased versus the comparable period in 2012.  The following are the primary drivers by business:

•                  Emission solutions business sales increased primarily due to the impact of our 2012 acquisition of Hilite Germany GmbH, improved aftermarket demand in North America and increased demand in Brazil and Russia.  These increases were partially offset by unfavorable foreign currency fluctuations. Acquisition related sales were $29 million in the second quarter of 2013.

This increase was partially offset by the following:

•                  Fuel systems business sales decreased primarily due to lower demand in North American on-highway markets and lower demand in Europe.

Components segment sales for the six month period ended June 30, 2013, remained flat versus the comparable period in 2012.  The following are the primary drivers:

•                  Emission solutions business sales increased primarily due to the impact of our 2012 acquisition of Hilite Germany GmbH, improved aftermarket demand in North America and increased demand in Brazil and Russia.  These increases were partially offset by decreased demand in the North American on-highway market and unfavorable foreign currency fluctuations.  Acquisition related sales were $55 million in the first six months of 2013.

This increase was partially offset by the following:

•                  Fuel systems business sales decreased primarily due to lower demand in North American on-highway markets and lower demand in Europe.

•                  Turbo technologies business sales decreased primarily due to a decline in North American OEM demand, partially offset by higher demand in China.

Segment EBIT

Components segment EBIT for the three months ended June 30, 2013, increased versus the comparable period in 2012, primarily due to higher gross margin and lower selling, general and administrative expenses, partially offset by higher research, development and engineering expenses.  Components segment EBIT for the six months ended June 30, 2013, decreased versus the comparable period in 2012, primarily due to higher research, development and engineering expenses and unfavorable currency fluctuations, which were partially offset by lower selling, general and administrative expenses and higher gross margin.  Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 30, 2013 vs. July 1, 2012			June 30, 2013 vs. July 1, 2012
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$24	11%	0.6	$6	1%	0.3
Selling, general and administrative expenses	6	8%	1.0	10	7%	0.5
Research, development and engineering expenses	(6)	(12)%	(0.2)	(12)	(12)%	(0.5)
Equity, royalty and interest income from investees	1	13%	—	—	—	—

The increase in gross margin for the three month period ended June 30, 2013, was primarily due to higher volumes in the emission solutions business and lower material and commodity costs, partially offset by increased product coverage costs.  The decrease in selling, general and administrative expenses for the three month period ended June 30, 2013, was primarily due to lower discretionary spending in the second quarter of 2013.  The increase in research, development and engineering expenses was primarily due to new product development spending and increased headcount to support our strategic growth initiatives.

The increase in gross margin for the six month period ended June 30, 2013, was primarily due to lower material and commodity costs, partially offset by lower volumes and increased product coverage costs.  The decrease in selling, general and administrative expenses was primarily due to lower discretionary spending in the first half of 2013.  The increase in research, development and engineering expenses was primarily due to new product development spending and increased headcount to support our strategic growth initiatives.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
External sales	$583	$572	$11	2%	$1,122	$1,088	$34	3%
Intersegment sales	231	337	(106)	(31)%	438	601	(163)	(27)%
Total sales	814	909	(95)	(10)%	1,560	1,689	(129)	(8)%
Depreciation and amortization	12	11	(1)	(9)%	24	22	(2)	(9)%
Research, development and engineering expenses	17	19	2	11%	35	37	2	5%
Equity, royalty and interest income from investees	10	10	—	—	17	20	(3)	(15)%
Interest income	2	3	(1)	(33)%	4	5	(1)	(20)%
Segment EBIT	76	94	(18)	(19)%	127	170	(43)	(25)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	9.3%	10.3%		(1.0)	8.1%	10.1%		(2.0)

                   Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Power products	$474	$459	$15	3%	$883	$834	$49	6%
Power systems	187	217	(30)	(14)%	366	405	(39)	(10)%
Generator technologies	125	160	(35)	(22)%	251	301	(50)	(17)%
Power solutions	28	73	(45)	(62)%	60	149	(89)	(60)%
Total sales	$814	$909	$(95)	(10)%	$1,560	$1,689	$(129)	(8)%

Sales

Power Generation segment sales for the three month period ended June 30, 2013, decreased versus the comparable period in 2012, primarily due to reduced demand in most businesses.  The following were the primary drivers by business:

•                  Power solutions sales decreased primarily due to lower sales to U.K. based customers.

•                  Generator technologies sales decreased primarily due to lower volumes in Europe and India.

•                  Power systems sales decreased primarily due to a reduction in sales in the Middle East and India, partially offset by stronger demand in North America.

These decreases were partially offset by an increase in power products sales primarily due to higher volumes in North America and improved price realization.

Power Generation segment sales for the six month period ended June 30, 2013, decreased versus the comparable period in 2012.  The following were the primary drivers:

•                  Power solutions sales decreased primarily due to lower volumes in the U.K.

•                  Generator technologies sales decreased primarily due to demand reductions in Europe, India and North America.

•                  Power systems sales decreased primarily due to a reduction in sales in the Middle East, India and Russia, partially offset by stronger demand in North America and Western Europe.

These decreases were partially offset by an increase in power product sales primarily due to higher volumes in North America and improved price realization.

Segment EBIT

Power Generation segment EBIT for the three months ended June 30, 2013, decreased versus the comparable period in 2012 primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses and research, development and engineering expenses.  Power Generation segment EBIT for the six months ended June 30, 2013, decreased versus the comparable period in 2012 primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses.  Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 30, 2013 vs. July 1, 2012			June 30, 2013 vs. July 1, 2012
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(29)	(16)%	(1.3)	$(57)	(17)%	(2.0)
Selling, general and administrative expenses	9	11%	—	19	12%	0.4
Research, development and engineering expenses	2	11%	—	2	5%	—
Equity, royalty and interest income from investees	—	—	0.1	(3)	(15)%	(0.1)

The decrease in gross margin for the three month period ended June 30, 2013, was primarily due to lower volumes and unfavorable product mix partially offset by improved price realization and favorable commodity costs.  The decrease in selling, general and administrative expenses for the three month period ended June 30, 2013, was primarily due to lower discretionary spending to align with slowing demand in key markets.

The decrease in gross margin for the six month period ended June 30, 2013, was due to lower volumes, higher absorption costs and unfavorable product mix, partially offset by improved price realization.  The decreases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to lower discretionary spending to align with slowing demand in key markets.  Equity, royalty and interest income from investees decreased primarily due to lower profitability at Chongqing Cummins Engine Company, Ltd.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
External sales	$947	$789	$158	20%	$1,723	$1,559	$164	11%
Intersegment sales	7	5	2	40%	9	10	(1)	(10)%
Total sales	954	794	160	20%	1,732	1,569	163	10%
Depreciation and amortization	15	8	(7)	(88)%	25	15	(10)	(67)%
Research, development and engineering expenses	1	2	1	50%	3	3	—	—
Equity, royalty and interest income from investees	37	49	(12)	(24)%	82	97	(15)	(15)%
Interest income	1	—	1	100%	1	1	—	—
Segment EBIT (1)	100	92	8	9%	195	186	9	5%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	10.5%	11.6%		(1.1)	11.3%	11.9%		(0.6)

(1) Segment EBIT for the three and six months ended June 30, 2013, includes a $5 million gain related to the remeasurement of our pre-existing 33 percent ownership in Rocky Mountain to fair value in accordance with accounting principles generally accepted in the United States of America (GAAP).  Segment EBIT for the six months ended June 30, 2013, also includes a $7 million gain related to the remeasurement of our pre-existing 50 percent ownership in Northwest to fair value in accordance with GAAP.  See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
North & Central America	$360	$188	$172	91%	$633	$394	$239	61%
Other Asia/ Australia	199	196	3	2%	374	402	(28)	(7)%
Europe and Middle East	195	200	(5)	(3)%	357	395	(38)	(10)%
China	82	83	(1)	(1)%	143	148	(5)	(3)%
India	47	47	—	—	87	85	2	2%
Latin America	39	34	5	15%	72	63	9	14%
Africa	32	46	(14)	(30)%	66	82	(16)	(20)%
Total sales	$954	$794	$160	20%	$1,732	$1,569	$163	10%

Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 30,	July 1,	(Unfavorable)		June 30,	July 1,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Parts and filtration	$369	$302	$67	22%	$691	$590	$101	17%
Power generation	241	201	40	20%	404	387	17	4%
Engines	183	147	36	24%	335	313	22	7%
Service	161	144	17	12%	302	279	23	8%
Total sales	$954	$794	$160	20%	$1,732	$1,569	$163	10%

Sales

Distribution segment sales for the three month period ended June 30, 2013, increased versus the comparable period in 2012 primarily due to $153 million of segment sales related to the consolidation of three North American distributors since June 2012.  These increases were partially offset by unfavorable foreign currency fluctuations.

Distribution segment sales for the six month period ended June 30, 2013, increased versus the comparable period in 2012 primarily due to $231 million of segment sales related to the consolidation of three North American distributors since June 2012.  These increases were partially offset by decreased demand in most international markets and unfavorable foreign currency impacts.

Segment EBIT

Distribution segment EBIT for the three and six months ended June 30, 2013, increased versus the comparable periods in 2012, primarily due to the acquisition of three North American Distributors since June of 2012. The consolidation of North American distributors increased gross margin, reduced equity, royalty and interest income from investees and increased selling, general and administrative expenses.  These acquisitions also resulted in a $5 million gain for the three months ended and a $12 million gain for the six months ended June 30, 2013, respectively, related to the remeasurement of our pre-existing ownership interest in the distributors acquired in 2013, which are included in Other operating income (expense), net in the Condensed Consolidated Statements of Income.  EBIT as a percentage of sales for the three months and six months ended June 30, 2013, was 10.5 percent and 11.3 percent, respectively as compared to 11.6 percent and 11.9 percent for the comparable periods in 2012. Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 30, 2013 vs. July 1, 2012			June 30, 2013 vs. July 1, 2012
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Including 2013 acquisitions
Gross margin	$23	13%	(1.3)	$28	8%	(0.5)
Selling, general and administrative expenses	(14)	(11)%	1.2	(17)	(7)%	0.6
Research, development and engineering expenses	1	50%	0.2	—	—	—
Equity, royalty and interest income from investees	(12)	(25)%	(2.3)	(15)	(16)%	(1.5)

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
In millions	2013	2012	2013	2012
Total segment EBIT	$651	$678	$1,111	$1,372
Non-segment EBIT (1)	(30)	(9)	(53)	(45)
Total EBIT	621	669	1,058	1,327
Less: Interest expense	8	8	14	16
Income before income taxes	$613	$661	$1,044	$1,311

(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The three and six months ended July 1, 2012, include a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures.  The gain has been excluded from segment results as it was not considered in our evaluation of operating results for the corresponding periods.  There were no other significant unallocated corporate expenses for the three and six months ended June 30, 2013 and July 1, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  We generate significant ongoing cash flow, which has been used, in part, to fund capital expenditures, pay dividends on our common stock, fund repurchases of common stock and make acquisitions.  Cash provided by operations is our principal source of liquidity.  As of June 30, 2013, other sources of liquidity include:

•                  cash and cash equivalents of $1.4 billion, of which approximately 5 percent is located in the U.S. and 95 percent is located primarily in the U.K., China, Singapore, India and Brazil,

•                  marketable securities of $205 million, of which 80 percent is located in India, 13 percent is located in the U.S. and 7 percent is located in Brazil and the majority of which could be liquidated into cash within a few days,

•                  revolving credit facility with $1.7 billion available, net of outstanding borrowings and letters of credit and

•                  international and other domestic credit facilities with $299 million available.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases, acquisitions and debt service obligations.

Stock repurchases of $289 million in the second quarter of 2013 reduced the cash balance in the U.S. at June 30, 2013.  We continue to generate cash from operations in the U.S. and maintain access to $1.7 billion of our revolver as noted above.

A significant portion of our cash flows is generated outside the U.S.  As of June 30, 2013, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.5 billion, the vast majority of which was located in the U.K., China, India, Singapore and Brazil.  The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.   As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

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

	June 30,	December 31,
In millions	2013	2012	Change
Cash and cash equivalents	$1,382	$1,369	$13
Marketable securities	205	247	(42)
Accounts and notes receivable	2,745	2,475	270
Inventories	2,475	2,221	254
Other current assets	597	855	(258)
Current assets	7,404	7,167	237

Current maturity of long-term debt, accounts and loans payable	1,752	1,416	336
Current portion of accrued product warranty	393	386	7
Accrued compensation, benefits and retirement costs	348	400	(52)
Taxes payable (including taxes on income)	159	173	(14)
Other accrued expenses	810	761	49
Current liabilities	3,462	3,136	326

Working capital	$3,942	$4,031
Current ratio	2.14	2.29
Days’ sales in receivables	56	53
Inventory turnover	5.2	5.7

Current assets increased three percent compared to December 31, 2012, primarily due to increases in accounts receivable and inventories mainly due to the acquisition of Rocky Mountain, partially offset by a decline in other current assets (primarily related to refundable income taxes received in the first quarter of 2013) and marketable securities.

Current liabilities increased 10 percent compared to December 31, 2012, primarily due to an increase in accounts payable and an increase in other accrued expenses, partially offset by lower accrued compensation, benefits and retirement costs due to variable compensation payouts in the first quarter of 2013.

Days’ sales in receivables increased three days versus the comparable period in 2012.  The increase was primarily due to lower sales in the first six months of 2013.

Inventory turnover decreased 0.5 turns versus the comparable period in 2012.  The decrease was due to inventory acquired as part of the acquisitions of Rocky Mountain and Northwest in 2013, certain businesses restocking from lower inventory levels in December and some businesses increasing inventory for anticipated demand improvements in the second half of 2013.

Cash Flows

Cash and cash equivalents increased $13 million during the six month period ended June 30, 2013, compared to a $339 million decrease in cash and cash equivalents during the comparable period in 2012.  Cash and cash equivalents were impacted as follows.

Operating Activities

	Six months ended
In millions	June 30, 2013	July 1, 2012	Change
Consolidated net income	$753	$970	$(217)
Restructuring payments, net	(23)	—	(23)
Depreciation and amortization	200	171	29
Gain on sale of businesses	—	(6)	6
Gain on fair value adjustment for consolidated investees	(12)	—	(12)
Deferred income taxes	20	(39)	59
Equity in income of investees, net of dividends	(57)	(25)	(32)
Pension contributions in excess of expense	(78)	(52)	(26)
Other post-retirement benefits payments in excess of expense	(15)	(7)	(8)
Stock-based compensation expense	19	21	(2)
Excess tax benefits on stock-based awards	(8)	(11)	3
Translation and hedging activities	3	7	(4)
Changes in current assets and liabilities, net of acquisitions:
Accounts and notes receivable	(265)	(116)	(149)
Inventories	(184)	(439)	255
Other current assets	214	(47)	261
Accounts payable	310	61	249
Accrued expenses	(87)	(173)	86
Changes in other liabilities and deferred revenue	100	103	(3)
Other, net	70	(21)	91
Net cash provided by operating activities	$960	$397	$563

Net cash provided by operating activities increased for the six months ended June 30, 2013, versus the comparable period in 2012, primarily due to favorable working capital fluctuations, partially offset by lower consolidated net income.  During the first six months of 2013, the lower working capital cash requirements resulted in a cash outflow of $12 million compared to a cash outflow of $714 million in the comparable period in 2012.  This change of $702 million was primarily driven by lower tax payments of $309 million due to the receipt of an income tax refund, which partially offset our tax payments in the first six months of 2013, a larger increase in accounts payable and a smaller increase in inventories, partially offset by a larger increase in accounts and notes receivable in the six months ended June 30, 2013, versus the comparable period in 2012.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the first six months of 2013, the return for our U.S. plan was 0.6 percent while our U.K. plan return was 5.9 percent.  Approximately 76 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining 24 percent of our plan assets are invested in less liquid, but market valued investments, including real estate, private equity and insurance contracts.  We made $121 million of pension contributions in the six months ended June 30, 2013, and we anticipate making total contributions of approximately $170 million to our pension plans in 2013, which include voluntary contributions of approximately $115 million.  Expected contributions to our defined benefit pension plans in 2013 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $47 million in 2013.  The $121 million of pension contributions in the six months ended June 30, 2013, included voluntary contributions of $77 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants.

Investing Activities

	Six months ended
In millions	June 30, 2013	July 1, 2012	Change
Capital expenditures	$(275)	$(266)	$(9)
Investments in internal use software	(24)	(40)	16
Investments in and advances to equity investees	(4)	(40)	36
Acquisition of businesses, net of cash acquired	(134)	(12)	(122)
Investments in marketable securities—acquisitions	(243)	(276)	33
Investments in marketable securities—liquidations	280	280	—
Cash flows from derivatives not designated as hedges	(23)	1	(24)
Other, net	12	3	9
Net cash used in investing activities	$(411)	$(350)	$(61)

Net cash used in investing activities increased for the six months ended June 30, 2013, versus the comparable period in 2012, primarily due to cash investments for the acquisitions of Rocky Mountain and Northwest, unfavorable settlement of derivatives not designated as hedges and increased capital expenditures, partially offset by lower advances to equity investees and lower net investments in marketable securities.

Capital expenditures for the six month period ended June 30, 2013, were $275 million compared to $266 million in the comparable period in 2012.  Despite the challenging economies around the world, we continue to invest in new product lines and targeted capacity expansions.  We now plan to spend approximately $750 million to $800 million in 2013 as we continue with product launches and facility improvements and prepare for future emission standards.  Over one-half of our capital expenditures will be invested outside of the U.S. in 2013.

Financing Activities

	Six months ended
In millions	June 30, 2013	July 1, 2012	Change
Proceeds from borrowings	$2	$46	$(44)
Payments on borrowings and capital lease obligations	(51)	(75)	24
Net borrowings under short-term credit agreements	56	3	53
Distributions to noncontrolling interests	(28)	(32)	4
Dividend payments on common stock	(189)	(152)	(37)
Repurchases of common stock	(289)	(196)	(93)
Excess tax benefits on stock-based awards	8	11	(3)
Other, net	18	9	9
Net cash used in financing activities	$(473)	$(386)	$(87)

Net cash used in financing activities increased for the six months ended June 30, 2013, versus the comparable period in 2012, primarily due to higher repurchases of common stock, lower proceeds from borrowings and higher dividend payments, partially offset by increased short-term credit agreement borrowings and lower payments on borrowings and capital lease obligations.

In July 2013, the Board of Directors authorized a dividend increase of 25 percent from $0.50 per share to $0.625 per share on a quarterly basis.

Our total debt was $837 million as of June 30, 2013, compared with $775 million as of December 31, 2012.  Total debt as a percent of our total capital, including total long-term debt, was 10.6 percent at June 30, 2013, compared with 10.0 percent at December 31, 2012.

In February 2011, the Board of Directors approved a share repurchase program and authorized the acquisition of up to $1 billion of our common stock, which was completed in June 2013.  In December 2012, the Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2011 repurchase plan.  In 2013, we made the following quarterly purchases under the repurchase programs indicated:

				Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For each quarter ended	Purchased	Per Share	Repurchases	Capacity
February 2011, $1 billion repurchase program
March 31	—	$—	$—	$226
June 30	2.0	113.44	226	—
Subtotal	2.0	113.44	226	—

December 2012, $1 billion repurchase program
June 30	0.6	$107.74	$63	$937
Total	2.6	112.15	$289	$937

We expect to continue to repurchase outstanding shares from time to time during 2013 to offset the dilutive impact of employee stock based compensation plans.

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the second quarter of 2013 that have impacted these covenants or pricing modifications.  In April, 2013, Moody’s Investors Service, Inc. raised our rating to ‘A3’ and changed our outlook to stable.

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

A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2012 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2013.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

See Note 17, “RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS,” in the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
			(c) Total Number of	(d) Maximum
	(a) Total		Shares Purchased	Number of Shares
	Number of	(b) Average	as Part of Publicly	that May Yet Be
	Shares	Price Paid	Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)
April 1 - May 5, 2013	169,080	$105.99	168,961	94,645
May 6 - June 2, 2013	1,048,974	115.51	1,045,477	90,842
June 3 - June 30, 2013	1,360,809	110.37	1,359,209	95,368
Total	2,578,863	112.17	2,573,647

(1)    Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and our share repurchase plan.

(2)    These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan.  The repurchase program authorized by the Board of Directors does not limit the number of shares that may be purchased and was excluded from this column.

In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock.  During the three month period ended June 30, 2013, we have completed this program.

In December 2012, the Board of Directors authorized the acquisition of an additional $1 billion of our common stock upon completion of the 2011 repurchase program. As of June 30, 2013, we have $937 million available for purchase under this authorization.

During the three month period ended June 30, 2013, we repurchased 5,216 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

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
Date: July 31, 2013

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