Form 10-Q
period 2013-09-29
CUMMINS INC
filed 2013-10-30
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2013

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

As of September 29, 2013, there were 187,364,208 shares of common stock outstanding with a par value of $2.50 per share.

Website Access to Company’s Reports

Cummins maintains an internet website at www.cummins.com.  Investors can obtain copies of our filings from this website free of charge as soon as reasonably practicable after they are electronically filed with, or furnished, to the Securities and Exchange Commission.

CUMMINS INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions, except per share amounts	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
NET SALES (a)	$4,266	$4,118	$12,713	$13,042
Cost of sales	3,157	3,076	9,494	9,592
GROSS MARGIN	1,109	1,042	3,219	3,450

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	492	456	1,420	1,418
Research, development and engineering expenses	173	186	532	554
Equity, royalty and interest income from investees (Note 5)	91	94	281	302
Gain on sale of businesses (Note 3)	—	—	—	6
Other operating income (expense), net	(11)	(1)	—	3
OPERATING INCOME	524	493	1,548	1,789

Interest income	6	5	21	20
Interest expense	8	9	22	25
Other income (expense), net	6	(2)	25	14
INCOME BEFORE INCOME TAXES	528	487	1,572	1,798

Income tax expense (Note 6)	154	117	445	458
CONSOLIDATED NET INCOME	374	370	1,127	1,340

Less: Net income attributable to noncontrolling interests	19	18	76	64
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$355	$352	$1,051	$1,276

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.91	$1.87	$5.61	$6.73
Diluted	$1.90	$1.86	$5.60	$6.72

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	186.0	188.6	187.4	189.6
Dilutive effect of stock compensation awards	0.5	0.4	0.4	0.4
Diluted	186.5	189.0	187.8	190.0

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.625	$0.50	$1.625	$1.30
_______________________________________________________
(a) Includes sales to nonconsolidated equity investees of $553 million and $1,681 million and $579 million and $1,870 million for the three and nine month periods ended September 29, 2013 and September 30, 2012, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
In millions	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
CONSOLIDATED NET INCOME	$374	$370	$1,127	$1,340
Other comprehensive income (loss), net of tax (Note 14)
Foreign currency translation adjustments	95	131	(101)	78
Unrealized gain (loss) on derivatives	10	13	(2)	24
Change in pension and other postretirement defined benefit plans	16	9	56	30
Unrealized gain (loss) on marketable securities	1	2	(2)	1
Total other comprehensive income (loss), net of tax	122	155	(49)	133
COMPREHENSIVE INCOME	496	525	1,078	1,473
Less: Comprehensive income attributable to noncontrolling interest	10	35	45	67
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$486	$490	$1,033	$1,406

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	September 29, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$2,499	$1,369
Marketable securities (Note 7)	162	247
Total cash, cash equivalents and marketable securities	2,661	1,616
Accounts and notes receivable, net
Trade and other	2,449	2,235
Nonconsolidated equity investees	260	240
Inventories (Note 9)	2,513	2,221
Prepaid expenses and other current assets	643	855
Total current assets	8,526	7,167
Long-term assets
Property, plant and equipment	6,182	5,876
Accumulated depreciation	(3,234)	(3,152)
Property, plant and equipment, net	2,948	2,724
Investments and advances related to equity method investees	966	897
Goodwill	457	445
Other intangible assets, net	362	369
Other assets	1,077	946
Total assets	$14,336	$12,548

LIABILITIES
Current liabilities
Loans payable	$15	$16
Accounts payable (principally trade)	1,613	1,339
Current maturities of long-term debt (Note 10)	47	61
Current portion of accrued product warranty (Note 11)	374	386
Accrued compensation, benefits and retirement costs	413	400
Deferred revenue	269	215
Taxes payable (including taxes on income)	112	173
Other accrued expenses	547	546
Total current liabilities	3,390	3,136
Long-term liabilities
Long-term debt (Note 10)	1,731	698
Postretirement benefits other than pensions	407	432
Other liabilities and deferred revenue	1,344	1,308
Total liabilities	6,872	5,574

Commitments and contingencies (Note 12)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.4 shares issued	2,095	2,058
Retained earnings	8,089	7,343
Treasury stock, at cost, 34.9 and 32.6 shares	(2,104)	(1,830)
Common stock held by employee benefits trust, at cost, 1.3 and 1.5 shares	(16)	(18)
Accumulated other comprehensive loss (Note 14)
Defined benefit postretirement plans	(738)	(794)
Other	(230)	(156)
Total accumulated other comprehensive loss	(968)	(950)
Total Cummins Inc. shareholders’ equity	7,096	6,603
Noncontrolling interests	368	371
Total equity	7,464	6,974
Total liabilities and equity	$14,336	$12,548

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended
In millions	September 29, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,127	$1,340
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	305	262
Restructuring payments, net (Note 15)	(25)	—
Gain on sale of businesses (Note 3)	—	(6)
Gain on fair value adjustment for consolidated investees (Note 3)	(12)	(7)
Deferred income taxes	78	91
Equity in income of investees, net of dividends	(98)	(51)
Pension contributions in excess of expense (Note 4)	(96)	(74)
Other post-retirement benefits payments in excess of expense (Note 4)	(20)	(16)
Stock-based compensation expense	29	29
Excess tax benefits on stock-based awards	(13)	(12)
Translation and hedging activities	26	16
Changes in current assets and liabilities, net of acquisitions:
Accounts and notes receivable	(216)	66
Inventories	(206)	(367)
Other current assets	182	(54)
Accounts payable	252	(145)
Accrued expenses	(146)	(398)
Changes in other liabilities and deferred revenue	147	154
Other, net	19	(41)
Net cash provided by operating activities	1,333	787

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(417)	(424)
Investments in internal use software	(43)	(62)
Investments in and advances to equity investees	(12)	(92)
Acquisition of businesses, net of cash acquired (Note 3)	(145)	(215)
Proceeds from sale of business, net of cash sold	—	10
Investments in marketable securities—acquisitions (Note 7)	(360)	(433)
Investments in marketable securities—liquidations (Note 7)	433	475
Cash flows from derivatives not designated as hedges	(15)	13
Other, net	14	9
Net cash used in investing activities	(545)	(719)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 10)	987	64
Payments on borrowings and capital lease obligations	(62)	(120)
Net borrowings under short-term credit agreements	34	5
Distributions to noncontrolling interests	(53)	(50)
Dividend payments on common stock	(305)	(246)
Repurchases of common stock	(289)	(231)
Excess tax benefits on stock-based awards	13	12
Other, net	19	16
Net cash provided by (used in) financing activities	344	(550)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2)	31
Net increase (decrease) in cash and cash equivalents	1,130	(451)
Cash and cash equivalents at beginning of year	1,369	1,484
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,499	$1,033
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Common Stock Held in Trust	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2011	$555	$1,446	$6,038	$(938)	$(1,587)	$(22)	$5,492	$339	$5,831
Net income			1,276				1,276	64	1,340
Other comprehensive income (loss)				130			130	3	133
Issuance of shares	1	5					6	—	6
Employee benefits trust activity		22				3	25	—	25
Acquisition of shares					(231)		(231)	—	(231)
Cash dividends on common stock			(246)				(246)	—	(246)
Distribution to noncontrolling interests							—	(71)	(71)
Stock option exercises					9		9	—	9
Other shareholder transactions		17					17	21	38
BALANCE AT SEPTEMBER 30, 2012	$556	$1,490	$7,068	$(808)	$(1,809)	$(19)	$6,478	$356	$6,834

BALANCE AT DECEMBER 31, 2012	$556	$1,502	$7,343	$(950)	$(1,830)	$(18)	$6,603	$371	$6,974
Net income			1,051				1,051	76	1,127
Other comprehensive income (loss)				(18)			(18)	(31)	(49)
Issuance of shares		5					5	—	5
Employee benefits trust activity		18				2	20	—	20
Acquisition of shares					(289)		(289)	—	(289)
Cash dividends on common stock			(305)				(305)	—	(305)
Distribution to noncontrolling interests							—	(53)	(53)
Stock option exercises		1			15		16	—	16
Other shareholder transactions		13					13	5	18
BALANCE AT SEPTEMBER 29, 2013	$556	$1,539	$8,089	$(968)	$(2,104)	$(16)	$7,096	$368	$7,464

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The third quarters of 2013 and 2012 ended on September 29 and September 30, respectively.  The interim periods for both 2013 and 2012 contained 13 weeks, while the nine month periods both contained 39 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and nine month periods ended September 29, 2013 and September 30, 2012, were as follows:

	Three months ended		Nine months ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Options excluded	184,775	599,637	479,276	412,318

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

NOTE 3. ACQUISITIONS AND DIVESTITURES

Cummins Rocky Mountain LLC

In May 2013, we acquired the remaining 67 percent interest in Cummins Rocky Mountain LLC (Rocky Mountain) from the former principal for consideration of approximately $62 million in cash and an additional $74 million in cash paid to creditors to eliminate all debt related to the entity.  The purchase price was approximately $136 million as presented below.  The intangible assets are primarily customer related and are being amortized over periods ranging from one to four years.  The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution operating segment in the second quarter of 2013.

Distribution segment results also included a $5 million gain, as we were required to re-measure our pre-existing 33 percent ownership interest in Rocky Mountain to fair value in accordance with GAAP.  Net sales for Rocky Mountain were $384 million for the 12 months ended December 31, 2012.  This amount is not fully incremental to Cummins Inc. as the amount would be reduced by the elimination of sales to the previously unconsolidated entity. Approximately $11 million of the $14 million deferred purchase price was distributed in the third quarter of 2013. The remaining balance is expected to be paid in future quarters.

The updated purchase price allocation at September 29, 2013, was as follows:

In millions
Accounts receivable	$48
Inventory	100
Fixed assets	34
Intangible assets	8
Goodwill	9
Other assets	8
Current liabilities	(40)
Total business valuation	167
Fair value of pre-existing 33 percent interest	(31)
Purchase price	$136

Cummins Northwest LLC

In January 2013, we acquired an additional 50 percent interest in Cummins Northwest LLC (Northwest) from the former principal for consideration of approximately $18 million.   We formed a new partnership with a new distributor principal.  We owned 79.99 percent of Northwest and the new distributor principal owned 20.01 percent. The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution segment in the first quarter of 2013.  Distribution segment results also included a $7 million gain, as we were required to re-measure our pre-existing 50 percent ownership interest in Northwest to fair value in accordance with GAAP.  The transaction generated $3 million of goodwill.  Net sales for Northwest were $137 million for the 12 months ended December 31, 2012.  This amount is not fully incremental to Cummins Inc. as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.

In July 2013, we acquired the remaining 20.01 percent from the former distributor principal for an additional $4 million. Since the entity was already consolidated, this was accounted for as an equity transaction.

Hilite Germany GmbH

In July 2012, we purchased the doser technology and business assets from Hilite Germany GmbH (Hilite) in a cash transaction. Dosers are products that enable compliance with emission standards in certain aftertreatment systems and complement our current product offerings. The purchase price was $176 million and is summarized below. There was no contingent consideration associated with this transaction. During the first nine months of 2012, we expensed approximately $4 million of acquisition related costs.

The acquisition of Hilite was accounted for as a business combination, with the results of the acquired entity and the goodwill included in the Components segment in the third quarter of 2012. The majority of the purchase price was allocated to technology and customer related intangible assets and goodwill, most of which was fully deductible for tax purposes. We expect the Hilite acquisition to strengthen our aftertreatment product offerings. This acquisition enhances our technical capabilities and keeps us in a strong position to meet the needs of current customers and grow into new markets, especially as an increasing number of regions around the world adopt tougher emission standards.

Intangible assets by asset class, including weighted average amortization life, were as follows:

Dollars in millions	Purchase price allocation	Weighted average amortization life in years
Technology	$52	10.6
Customer	23	4.5
License arrangements	8	6.0
Total intangible assets	$83	8.5

The purchase price allocation was as follows:

In millions
Inventory	$5
Fixed assets	5
Intangible assets	83
Goodwill	91
Liabilities	(8)
Total purchase price	$176

Cummins Central Power

In July 2012, we acquired an additional 45 percent interest in Cummins Central Power from the former principal for consideration of approximately $20 million. The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution segment in the third quarter of 2012. Distribution segment results also included a $7 million gain, as we were required to re-measure our pre-existing 35 percent ownership interest in Cummins Central Power to fair value in accordance with GAAP. Net sales for Cummins Central Power were $209 million for the 12 months ended December 31, 2011. This amount is not fully incremental to Cummins Inc. as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.

Divestitures

In the second quarter of 2012, we recorded an additional $6 million gain ($4 million after-tax) related to final purchase price adjustments for our 2011 divestitures. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the nine months ended September 30, 2012.

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended		Nine months ended
In millions	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Defined benefit pension and other postretirement plans
Voluntary contribution	$33	$34	$110	$107
Mandatory contribution	7	4	51	15
Defined benefit pension contributions	40	38	161	122
Other postretirement plans	11	14	37	31
Total defined benefit plans	$51	$52	$198	$153

Defined contribution pension plans	$14	$15	$50	$59

We made $161 million of pension contributions in the nine months ended September 29, 2013 and we anticipate making an additional $9 million of contributions during the remainder of 2013.  We paid $37 million of claims and premiums for other postretirement benefits in the nine months ended September 29, 2013; payments for the remainder of 2013 are expected to be $10 million.  The $170 million of pension contributions for the full year include voluntary contributions of approximately $115 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.  Our expected pension expense for 2013 was reduced by $10 million, to $87 million, from the amount we had expected at December 31, 2012, due to a remeasurement of the U.S. plan for changes in employee census data in the first quarter of 2013.

The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$17	$15	$5	$5	$—	$—
Interest cost	23	25	14	15	4	6
Expected return on plan assets	(42)	(40)	(17)	(20)	—	—
Amortization of prior service credit	—	—	—	—	—	(1)
Recognized net actuarial loss	16	12	6	4	2	—
Net periodic benefit cost	$14	$12	$8	$4	$6	$5

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Nine months ended
In millions	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Service cost	$52	$44	$15	$16	$—	$—
Interest cost	70	77	42	44	12	16
Expected return on plan assets	(126)	(118)	(53)	(61)	—	—
Amortization of prior service credit	—	—	—	—	—	(3)
Recognized net actuarial loss	47	35	18	11	5	2
Net periodic benefit cost	$43	$38	$22	$10	$17	$15

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Nine months ended
In millions	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Distribution Entities
North American distributors	$34	$37	$98	$115
Komatsu Cummins Chile, Ltda.	6	9	17	20
All other distributors	1	—	1	3
Manufacturing Entities
Chongqing Cummins Engine Company, Ltd.	15	14	44	49
Dongfeng Cummins Engine Company, Ltd.	13	9	45	42
Beijing Foton Cummins Engine Co., Ltd.	4	3	14	3
Shanghai Fleetguard Filter Co., Ltd.	4	3	11	10
Cummins Westport, Inc.	2	2	5	11
Tata Cummins, Ltd.	1	—	4	7
Komatsu manufacturing alliances	—	(1)	3	(1)
Valvoline Cummins, Ltd.	—	2	5	6
Xian Cummins Engine Company Ltd.	—	1	1	(5)
All other manufacturers	3	6	6	12
Cummins share of net income	83	85	254	272
Royalty and interest income	8	9	27	30
Equity, royalty and interest income from investees	$91	$94	$281	$302

NOTE 6. INCOME TAXES

Our effective tax rate for the year is expected to approximate 28.5 percent, excluding any one-time items that may arise.  Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rates for the three and nine month periods ended September 29, 2013, were 29.2 percent and 28.3 percent, respectively.  These tax rates include a $7 million discrete net tax expense for the third quarter tax adjustments: $4 million expense attributable to prior year tax return true-up adjustments, $1 million benefit related to release of prior year tax reserves and a discrete tax charge for $4 million related to a third quarter enactment of U.K. tax law changes. In addition, the nine month tax rate includes a discrete tax benefit in the first quarter of 2013 of $28 million attributable to the reinstatement of the research credit back to 2012, as well as a discrete tax expense in the first quarter of 2013 of $17 million, which primarily relates to the write-off of a deferred tax asset deemed unrecoverable.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated the research tax credit.  As tax law changes are accounted for in the period of enactment, we recognized the discrete tax benefit in the first quarter of 2013.

Our tax rates for the three and nine month periods ended September 30, 2012, were 24.1 percent and 25.5 percent, respectively. These tax rates include a $16 million tax benefit for third quarter discrete tax adjustments, $6 million of which related to a dividend distribution of accumulated foreign income earned in prior years. These discrete tax adjustments also included a discrete tax benefit of $13 million for prior year tax return true-up adjustments and a discrete tax charge of $3 million related to the third quarter enactment of U.K. tax law changes. The increase in the 2013 effective tax rates compared to 2012 is primarily due to unfavorable changes in the pre-tax mix of income taxed in higher rate jurisdictions and discrete tax items.

In September 2013, the Internal Revenue Service released final tangible personal property regulations regarding the deduction and capitalization of expenditures related to tangible property. The new rules will become effective for taxable years beginning on or after January 1, 2014. While we are still finalizing our analysis, we do not believe that these regulations will have a material impact on our Consolidated Financial Statements.

NOTE 7. MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	September 29, 2013			December 31, 2012
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Debt mutual funds(1)	$91	$1	$92	$139	$3	$142
Bank debentures	9	—	9	45	—	45
Certificates of deposit	36	—	36	47	—	47
Government debt securities-non-U.S.	3	—	3	3	—	3
Corporate debt securities	—	—	—	1	—	1
Equity securities and other(2)	12	10	22	—	9	9
Total marketable securities	$151	$11	$162	$235	$12	$247
 ______________________________________________________
(1)Contractual maturities are only applicable to debt mutual funds that utilize a Level 2 fair value.
(2)In the first quarter of 2013, we realized a $9 million gain on the sale of equity securities.

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended		Nine months ended
In millions	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Proceeds from sales and maturities of marketable securities	$153	$195	$433	$475
Gross realized gains from the sale of available-for-sale securities	1	1	12	4

At September 29, 2013, the fair value of available-for-sale investments with contractual maturities was as follows:

Fair value
Maturity date	(in millions)
1 year or less	$68
1-5 years	1
5-10 years	10
Total	$79

NOTE 8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The majority of the assets and liabilities we carry at fair value are available-for-sale (AFS) securities and derivatives.  AFS securities are derived from Level 1 or Level 2 inputs.  Derivative assets and liabilities are derived from Level 2 inputs.  The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  When material, we adjust the values of our derivative contracts for counter-party or our credit risk.  There were no transfers into or out of Levels 2 or 3 in the first nine months of 2013 and 2012.

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at September 29, 2013:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$61	$31	$—	$92
Bank debentures	—	9	—	9
Certificates of deposit	—	36	—	36
Government debt securities-non-U.S.	—	3	—	3

Available-for-sale equity securities
Information technology industry	22	—	—	22

Derivative assets
Interest rate contracts	—	54	—	54
Foreign currency forward contracts	—	5	—	5
Commodity call option contracts	—	1	—	1
Total assets	$83	$139	$—	$222

Derivative liabilities
Commodity swap contracts	—	5	—	5
Foreign currency forward contracts	—	2	—	2
Commodity put option contracts	—	1	—	1
Total liabilities	$—	$8	$—	$8

The following table summarizes our financial instruments recorded at fair value in our Condensed Consolidated Balance Sheets at December 31, 2012:

	Fair Value Measurements Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
In millions	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$100	$42	$—	$142
Bank debentures	—	45	—	45
Certificates of deposit	—	47	—	47
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	1	—	1

Available-for-sale equity securities
Financial services industry	9	—	—	9

Derivative assets
Interest rate contracts	—	88	—	88
Foreign currency forward contracts	—	3	—	3
Commodity swap contracts	—	1	—	1
Commodity call option contracts	—	1	—	1
Total assets	$109	$231	$—	$340

Derivative liabilities
Commodity swap contracts	—	2	—	2
Commodity put option contracts	—	1	—	1
Total liabilities	$—	$3	$—	$3

The substantial majority of our assets were valued utilizing a market approach.  A description of the valuation techniques and inputs used for our level 2 fair value measures was as follows:

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

Fair Value of Other Financial Instruments

Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, at September 29, 2013 and December 31, 2012, are set forth in the table below.  The carrying values of all other receivables and liabilities approximated fair values.  The fair value of financial instruments is derived from Level 2 inputs.

In millions	September 29, 2013	December 31, 2012
Fair value of total debt	$1,952	$926
Carrying value of total debt	1,793	775

NOTE 9. INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

In millions	September 29, 2013	December 31, 2012
Finished products	$1,581	$1,393
Work-in-process and raw materials	1,045	939
Inventories at FIFO cost	2,626	2,332
Excess of FIFO over LIFO	(113)	(111)
Total inventories	$2,513	$2,221

NOTE 10. DEBT

As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on September 16, 2013. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

In September 2013, we issued $1 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.65% senior unsecured notes due in 2023 and $500 million aggregate principal amount of 4.875% senior unsecured notes due in 2043. We received net proceeds of $979 million. The senior notes pay interest semi-annually on April 1 and October 1, commencing on April 1, 2014. The indenture governing the senior notes contains covenants that, among other matters, limit (i) our ability to consolidate or merge into, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our and our subsidiaries' assets to another person, (ii) our and certain of our subsidiaries' ability to create or assume liens and (iii) our and certain of our subsidiaries' ability to engage in sale and leaseback transactions.

A summary of long-term debt was as follows:

In millions	September 29, 2013	December 31, 2012
Long-term debt
Export financing loan, 4.5%, due 2013	$—	$23
Senior notes, 3.65%, due 2023	500	—
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028 (1)	250	250
Senior notes, 4.875%, due 2043	500	—
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	129	88
Other	73	69
	1,675	653
Unamortized discount	(48)	(35)
Fair value adjustments due to hedge on indebtedness	54	88
Capital leases	97	53
Total long-term debt	1,778	759
Less: Current maturities of long-term debt	(47)	(61)
Long-term debt	$1,731	$698
___________________________________________________
(1) In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt issue, due in 2028, from a fixed rate of 7.125 percent to a floating rate based on a LIBOR spread (see Note 13).

Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2013	2014	2015	2016	2017
Payment	$16	$45	$85	$63	$14

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

	Nine months ended
In millions	September 29, 2013	September 30, 2012
Balance, beginning of year	$1,088	$1,014
Provision for warranties issued	317	320
Deferred revenue on extended warranty contracts sold	138	154
Payments	(312)	(294)
Amortization of deferred revenue on extended warranty contracts	(84)	(77)
Changes in estimates for pre-existing warranties	(26)	(36)
Foreign currency translation	(3)	2
Balance, end of period	$1,118	$1,083

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our September 29, 2013, balance sheet were as follows:

In millions	September 29, 2013	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$133	Deferred revenue
Long-term portion	341	Other liabilities and deferred revenue
Total	$474

Receivables related to estimated supplier recoveries
Current portion	$6	Trade and other receivables
Long-term portion	5	Other assets
Total	$11

Long-term portion of warranty liability	$270	Other liabilities and deferred revenue

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

Other Guarantees and Commitments

In addition to the matters discussed above, from time to time we periodically enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations.  As of September 29, 2013, the maximum potential loss related to these other guarantees was $8 million. The amount of liabilities related to the guarantees was less than $1 million.

We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of September 29, 2013, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $109 million, of which $67 million relates to a contract with an engine parts supplier that extends to 2016.  These arrangements enable us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.

We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees were $66 million at September 29, 2013 and $70 million at December 31, 2012.

Indemnifications

Periodically, we enter into various contractual arrangements where we agree to indemnify a third-party against certain types of losses.  Common types of indemnities include:

•	product liability and license, patent or trademark indemnifications.

•	asset sale agreements where we agree to indemnify the purchaser against future environmental exposures related to the asset sold and

•	any contractual agreement where we agree to indemnify the counter-party for losses suffered as a result of a misrepresentation in the contract.

We regularly evaluate the probability of having to incur costs associated with these indemnities and accrue for expected losses that are probable.  Because the indemnifications are not related to specified known liabilities and due to their uncertain nature, we are unable to estimate the maximum amount of the potential loss associated with these indemnifications.

Joint Venture Commitments

As of September 29, 2013, we have committed to invest an additional $59 million into existing joint ventures, of which $11 million is expected to be funded in 2013.

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

Foreign Exchange Rates

As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income during the period of change. As of September 29, 2013, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net gain of $2 million.  For the nine month periods ended September 29, 2013 and September 30, 2012, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.

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

The table below summarizes our outstanding foreign currency forward contracts. Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below. The currencies in this table represent 93 percent and 95 percent of the notional amounts of contracts outstanding as of September 29, 2013 and December 31, 2012, respectively.

	Notional amount in millions
Currency denomination	September 29, 2013	December 31, 2012
United States Dollar (USD)	105	110
British Pound Sterling (GBP)	193	227
Euro (EUR)	30	28
Singapore Dollar (SGD)	—	3
Indian Rupee (INR)	3,025	1,943
Japanese Yen (JPY)	1,987	384
Canadian Dollar (CAD)	65	59
South Korea Won (KRW)	32,822	35,266
Chinese Renmimbi (CNY)	74	45
Brazilian Real (BRL)	92	—

Commodity Price Risk

We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  We also have commodity swap contracts that represent an economic hedge, but are not designated for hedge accounting and are marked to market through earnings.  For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of September 29, 2013, we expect to reclassify an unrealized net loss of $3 million from AOCL to income over the next year.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	September 29, 2013			December 31, 2012
Commodity	Notional Amount	Quantity		Notional Amount	Quantity
Copper	$—	—	(1)	$24	3,025 metric tons	(1)
Platinum	62	41,076 troy ounces	(2)	71	45,126 troy ounces	(2)
Palladium	18	24,251 troy ounces	(2)	10	14,855 troy ounces	(2)
_______________________________________________________________

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

The following table summarizes our outstanding commodity zero-cost collar contracts that were entered into to hedge the cost of copper purchases:

	September 29, 2013		December 31, 2012
Commodity	Average Floor or Cap	Quantity in metric tons (1)	Average Floor or Cap	Quantity in metric tons (1)
Copper call options	$7,852	5,062	$8,196	4,100
Copper put options	7,052	5,062	7,005	4,100
_______________________________________________________________

(1)A metric ton is a measurement of mass equal to 1,000 kilograms.

Interest Rate Risk

We are exposed to market risk from fluctuations in interest rates.  We manage our exposure to interest rate fluctuations through the use of interest rate swaps.  The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.

In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt issue, due in 2028, from a fixed rate of 7.125 percent to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under GAAP. The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as “Interest expense.” The following table summarizes these gains and losses for the three and nine month periods presented below:

	Three months ended				Nine months ended
In millions	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(6)	$6	$1	$(1)	$(34)	$34	$6	$(6)

Cash Flow Hedging

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and nine month periods presented below:  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		Three months ended				Nine months ended
	Location of Gain/(Loss)	Amount of Gain/(Loss) Recognized in AOCL on Derivative		Amount of Gain/(Loss) Reclassified from AOCL into Income		Amount of Gain/(Loss) Recognized in AOCL on Derivative		Amount of Gain/(Loss) Reclassified from AOCL into Income
In millions	Reclassified	(Effective Portion)		(Effective Portion)		(Effective Portion)		(Effective Portion)
Derivatives in Cash Flow Hedging Relationships	into Income(Effective Portion)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Foreign currency forward contracts	Net sales	$5	$5	$(2)	$(1)	$(3)	$8	$(4)	$(3)
Commodity swap contracts	Cost of sales	5	10	(2)	(3)	(4)	13	1	(8)
Total		$10	$15	$(4)	$(4)	$(7)	$21	$(3)	$(11)

Derivatives Not Designated as Hedging Instruments

The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments not classified as cash flow hedges for the three and nine month periods presented below:

		Three months ended		Nine months ended
In millions		Amount of Gain/(Loss) Recognized in Income on Derivatives		Amount of Gain/(Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Foreign currency forward contracts	Cost of sales	$(3)	$(1)	$—	$(4)
Foreign currency forward contracts	Other income (expense), net	19	13	(3)	18
Commodity swap contracts	Cost of sales	—	2	—	1
Commodity zero-cost collars	Cost of sales	2	1	(2)	1

Fair Value Amount and Location of Derivative Instruments

The following tables summarize the location and fair value of derivative instruments on our Condensed Consolidated Balance Sheets:

	Derivative Assets
	Fair Value
In millions	September 29, 2013	December 31, 2012	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contract	$54	$88	Other assets
Foreign currency forward contracts	4	2	Prepaid expenses and other current assets
Commodity swap contracts	—	1	Prepaid expenses and other current assets
Total derivatives designated as hedging instruments	58	91

Derivatives not designated as hedging instruments
Foreign currency forward contracts	1	1	Prepaid expenses and other current assets
Commodity call option contracts	1	1	Other assets
Total derivatives not designated as hedging instruments	2	2
Total derivative assets	$60	$93

	Derivative Liabilities
	Fair Value
In millions	September 29, 2013	December 31, 2012	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity swap contracts	$5	$2	Other accrued expenses
Total derivatives designated as hedging instruments	5	2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	2	—	Other accrued expenses
Commodity put option contracts	1	1	Other accrued expenses
Total derivatives not designated as hedging instruments	3	1
Total derivative liabilities	$8	$3

We have elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets.  Had we chosen to present on a net basis, we would have derivatives in a net asset position of $55 million and derivatives in a net liability position of $3 million.

NOTE 14. OTHER COMPREHENSIVE INCOME (LOSS)

Following are the changes in accumulated other comprehensive income (loss) by component for the three and nine months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at July 1, 2012	$(703)	$(237)	$3	$(9)	$(946)
Other comprehensive income before reclassifications
Before tax amount	—	152	4	15	171	$16	$187
Tax (provision) benefit	—	(37)	(2)	(4)	(43)	—	(43)
After tax amount	—	115	2	11	128	16	144
Amounts reclassified from accumulated other comprehensive income(1)	9	—	(1)	2	10	1	11
Net current period other comprehensive income (loss)	9	115	1	13	138	$17	$155
Balance at September 30, 2012	$(694)	$(122)	$4	$4	$(808)

Balance at June 30, 2013	$(754)	$(338)	$5	$(12)	$(1,099)
Other comprehensive income before reclassifications
Before tax amount	—	105	2	10	117	$(9)	$108
Tax (provision) benefit	—	(1)	1	(3)	(3)	—	(3)
After tax amount	—	104	3	7	114	(9)	105
Amounts reclassified from accumulated other comprehensive income(1)(2)	16	—	(2)	3	17	—	17
Net current period other comprehensive income (loss)	16	104	1	10	131	$(9)	$122
Balance at September 29, 2013	$(738)	$(234)	$6	$(2)	$(968)
_______________________________________________________________________

(1)Amounts are net of tax.
(2)See reclassifications out of accumulated other comprehensive income (loss) disclosure for details.

	Nine months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2011	$(724)	$(198)	$4	$(20)	$(938)
Other comprehensive income before reclassifications
Before tax amount	2	90	6	21	119	$2	$121
Tax (provision) benefit	(1)	(14)	(3)	(6)	(24)	—	(24)
After tax amount	1	76	3	15	95	2	97
Amounts reclassified from accumulated other comprehensive income(1)	29	—	(3)	9	35	1	36
Net current period other comprehensive income (loss)	30	76	—	24	130	$3	$133
Balance at September 30, 2012	$(694)	$(122)	$4	$4	$(808)

Balance at December 31, 2012	$(794)	$(161)	$5	$—	$(950)
Other comprehensive income before reclassifications
Before tax amount	13	(86)	10	(7)	(70)	$(28)	$(98)
Tax (provision) benefit	(5)	13	(1)	2	9	—	9
After tax amount	8	(73)	9	(5)	(61)	(28)	(89)
Amounts reclassified from accumulated other comprehensive income(1)(2)	48	—	(8)	3	43	(3)	40
Net current period other comprehensive income (loss)	56	(73)	1	(2)	(18)	$(31)	$(49)
Balance at September 29, 2013	$(738)	$(234)	$6	$(2)	$(968)
_______________________________________________________________________

(1)Amounts are net of tax.
(2)See reclassifications out of accumulated other comprehensive income (loss) disclosure for details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

In millions	September 29, 2013
(Gain)/Loss Components	Three months ended	Nine months ended	Statement of Income Location

Realized (gain) loss on marketable securities	$(1)	$(12)	Other income (expense), net
Income tax expense	(1)	1	Income tax expense
Net realized (gain) loss on marketable securities	(2)	(11)

Realized (gain) loss on derivatives
Foreign currency forward contracts	2	4	Net sales
Commodity swap contracts	2	(1)	Cost of sales
Total before taxes	4	3
Income tax expense	(1)	—	Income tax expense
Net realized (gain) loss on derivatives	3	3

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	24	71	(1)
Total before taxes	24	71
Income tax expense	(8)	(23)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	16	48

Total reclassifications for the period	$17	$40
_______________________________________________________________________

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

At September 29, 2013, of the approximately 1,300 employees affected by this plan, substantially all terminations have been completed.

During 2012, we recorded restructuring and other charges of $52 million ($35 million after-tax).  The restructuring related accruals were recorded in “Other accrued expenses” in our Condensed Consolidated Balance Sheets. The following table summarizes the changes in the balance of accrued restructuring charges:

Workforce
In millions	reductions
Balance at December 31, 2012	$25
Cash payments for 2012 actions	(22)
Change in estimate	(3)
Balance at September 29, 2013	$—

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

Summarized financial information regarding our reportable operating segments for the three and nine month periods is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution		Non-segment Items (1)	Total
Three months ended September 29, 2013
External sales	$2,045	$784	$499	$938		$—	$4,266
Intersegment sales	447	288	213	6		(954)	—
Total sales	2,492	1,072	712	944		(954)	4,266
Depreciation and amortization(2)	53	24	13	15		—	105
Research, development and engineering expenses	103	51	18	1		—	173
Equity, royalty and interest income from investees	31	5	13	42		—	91
Interest income	4	1	1	—		—	6
Segment EBIT	272	132	45	86		1	536

Three months ended September 30, 2012
External sales	$2,131	$663	$526	$798		$—	$4,118
Intersegment sales	396	275	288	3		(962)	—
Total sales	2,527	938	814	801		(962)	4,118
Depreciation and amortization(2)	48	21	12	8		—	89
Research, development and engineering expenses	115	51	19	1		—	186
Equity, royalty and interest income from investees	25	7	12	50		—	94
Interest income	2	1	2	—		—	5
Segment EBIT	239	89	73	99	(3)	(4)	496

Nine months ended September 29, 2013
External sales	$6,139	$2,292	$1,621	$2,661		$—	$12,713
Intersegment sales	1,312	915	651	15		(2,893)	—
Total sales	7,451	3,207	2,272	2,676		(2,893)	12,713
Depreciation and amortization(2)	156	71	37	40		—	304
Research, development and engineering expenses	310	165	53	4		—	532
Equity, royalty and interest income from investees	106	21	30	124		—	281
Interest income	13	2	5	1		—	21
Segment EBIT	806	387	172	281	(3)	(52)	1,594

Nine months ended September 30, 2012
External sales	$6,924	$2,147	$1,614	$2,357		$—	$13,042
Intersegment sales	1,303	926	889	13		(3,131)	—
Total sales	8,227	3,073	2,503	2,370		(3,131)	13,042
Depreciation and amortization(2)	142	59	34	23		—	258
Research, development and engineering expenses	341	153	56	4		—	554
Equity, royalty and interest income from investees	100	23	32	147		—	302
Interest income	9	3	7	1		—	20
Segment EBIT	996	348	243	285	(3)	(49)	1,823
_________________________________________________________________
(1)Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The three and nine months ended September 30, 2012, included a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures.  The gain has been excluded from segment results as it was not considered in our evaluation of operating results for the corresponding periods.  There were no other significant unallocated corporate expenses for the three and nine months ended September 29, 2013 and September 30, 2012.
(2)Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount that is included in the Condensed Consolidated Statements of Income as "Interest expense."
(3)Distribution segment EBIT for the nine months ended September 29, 2013, included a $7 million gain and $5 million gain on the fair value adjustment resulting from the acquisitions of a controlling interest in Northwest and Rocky Mountain, respectively. Distribution segment EBIT for the three and nine months ended September 30, 2012, included a $7 million gain on the fair value adjustment resulting from the acquisition of a controlling interest in Cummins Central Power.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Nine months ended
In millions	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Total EBIT	$536	$496	$1,594	$1,823
Less: Interest expense	8	9	22	25
Income before income taxes	$528	$487	$1,572	$1,798

NOTE 17. RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (FASB) amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component.  Specifically, the amendment requires disclosure of the line items on net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period.  It also requires cross reference to other disclosures for amounts that are not reclassified in their entirety in the same reporting period.  The new rules became effective for us beginning January 1, 2013 and were adopted prospectively in accordance with the standard.  The standard resulted in new disclosures in NOTE 14, "OTHER COMPREHENSIVE INCOME (LOSS)."

In December 2011, the FASB amended its standards related to offsetting assets and liabilities.  This amendment requires entities to disclose both gross and net information about certain instruments and transactions eligible for offset in the statement of financial position and certain instruments and transactions subject to an agreement similar to a master netting agreement.  This information enables users of the financial statements to understand the effect of those arrangements on our financial position.  The new rules became effective on January 1, 2013.  In January 2013, the FASB further amended this standard to limit its scope to derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions.  This standard resulted in new disclosures in NOTE 13, "DERIVATIVES."

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Certain parts of this quarterly report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions.  Forward-looking statements are generally accompanied by words such as “anticipates,” “expects,” “forecasts,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “could,” “should” or words of similar meaning.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as “future factors,” which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	a slowdown in infrastructure development;

•	unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	changes in the engine outsourcing practices of significant customers;

•	a downturn in the North American truck industry or financial distress of a major truck customer;

•	a major customer experiencing financial distress;

•	any significant problems in our new engine platforms;

•	currency exchange rate changes;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•	variability in material and commodity costs;

•	product recalls;

•	competitor pricing activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	the price and availability of energy;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	the development of new technologies;

•	obtaining customers for our new light-duty diesel engine platform and avoiding any related write-down in our investments in such platform;

•	increasingly stringent environmental laws and regulations;

•	the performance of our pension plan assets;

•	labor relations;

•	changes in accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

•	the cyclical nature of some of our markets;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business;

•	the consummation and integration of the planned acquisitions of our partially-owned United States and Canadian distributors and

•	other risk factors described in our Form 10-K, Part I, Item 1A under the caption “Risk Factors” and in this Form 10-Q, Part II, Item 1A under the caption "Risk Factors."

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

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2012 Form 10-K.  Our MD&A is presented in the following sections:

•Executive Summary and Financial Highlights

•Outlook

•Results of Operations

•Operating Segment Results

•Liquidity and Capital Resources

•Application of Critical Accounting Estimates

•Recently Adopted Accounting Pronouncements

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

Worldwide revenues increased 4 percent in the three months ended September 29, 2013, as compared to the same period in 2012, despite continued global economic uncertainty. Revenue in the U.S. and Canada improved by 11 percent driven by improved Distribution segment sales related to the consolidation of two partially-owned North American distributors since June of 2012 and an increase in Components segment sales driven by improved demand in the North American on-highway market. These increases were mostly offset by the reduced demand in the on-highway light-duty automotive and medium-duty bus markets as well as the off-highway construction and mining markets with reduced unit shipments of 23 percent, 1 percent, 31 percent and 9 percent, respectively, compared to the same period last year. International (excludes the United States and Canada) revenues declined by 4 percent primarily due to global economic uncertainty with sales down or relatively flat in most international markets.  Declines were led by the off-highway mining market with reduced unit shipments of 43 percent, partially offset by growth in the medium-duty Brazilian truck market resulting in improved engine and component demand.

Worldwide revenues declined 3 percent in the first nine months of 2013 as compared to the same period in 2012, as global economic uncertainty continued during the period. International revenues declined by 6 percent primarily due to global economic uncertainty with sales down or relatively flat in most international markets.  Declines were led by the off-highway mining market with reduced unit shipments of 39 percent, partially offset by growth in the medium-duty Brazilian truck market resulting in improved engine and component demand. Revenue in the U.S. and Canada improved by 1 percent driven by improved Distribution segment sales related to the consolidation of two partially-owned North American distributors since June of 2012 and an increase in Components segment sales driven by the acquisition of the doser technology from Hilite Germany GmbH (Hilite) in the third quarter of 2012. These increases were mostly offset by the reduced demand in the on-highway heavy-duty truck and medium-duty bus markets as well as the off-highway oil and gas and mining markets with reduced unit shipments of 19 percent, 21 percent, 41 percent and 28 percent, respectively, compared to the same period last year.

The European economy remains uncertain, however volatility in the Euro zone countries stabilized somewhat in the third quarter of 2013. Although we do not have any significant direct exposure to European sovereign debt, we generated approximately 8 percent of our net sales from Euro zone countries in 2012 and approximately 8 percent in the first nine months of 2013.

The following tables contain sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three and nine month periods ended September 29, 2013 and September 30, 2012.  Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before taxes.

	Three months ended
Operating Segments	September 29, 2013			September 30, 2012			Percent change
		Percent			Percent		2013 vs. 2012
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,492	58%	$272	$2,527	61%	$239	(1)%	14%
Components	1,072	25%	132	938	23%	89	14%	48%
Power Generation	712	17%	45	814	20%	73	(13)%	(38)%
Distribution	944	22%	86	801	19%	99	18%	(13)%
Intersegment eliminations	(954)	(22)%	—	(962)	(23)%	—	(1)%	—
Non-segment	—	—	1	—	—	(4)	—	NM
Total	$4,266	100%	$536	$4,118	100%	$496	4%	8%

"NM" - not meaningful information

Net income attributable to Cummins was $355 million, or $1.90 per diluted share, on sales of $4.3 billion for the three month interim reporting period ended September 29, 2013, versus the comparable prior year period with net income attributable to Cummins of $352 million, or $1.86 per diluted share, on sales of $4.1 billion.  The increase in income and earnings per share was driven by improved gross margin as a percentage of sales, partially offset by a higher effective tax rate of 29.2 percent versus 24.1 percent in the comparable prior year period and higher selling, general and administrative expenses. The improved gross margin was the result of favorable price realization, lower material and commodity costs and higher volumes, partially offset by unfavorable product mix.

	Nine months ended
Operating Segments	September 29, 2013			September 30, 2012			Percent change
		Percent			Percent		2013 vs. 2012
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$7,451	59%	$806	$8,227	63%	$996	(9)%	(19)%
Components	3,207	25%	387	3,073	24%	348	4%	11%
Power Generation	2,272	18%	172	2,503	19%	243	(9)%	(29)%
Distribution	2,676	21%	281	2,370	18%	285	13%	(1)%
Intersegment eliminations	(2,893)	(23)%	—	(3,131)	(24)%	—	(8)%	—
Non-segment	—	—	(52)	—	—	(49)	—	6%
Total	$12,713	100%	$1,594	$13,042	100%	$1,823	(3)%	(13)%

Net income attributable to Cummins was $1,051 million, or $5.60 per diluted share, on sales of $12.7 billion for the nine month interim reporting period ended September 29, 2013, versus the comparable prior year period with net income attributable to Cummins of $1,276 million, or $6.72 per diluted share, on sales of $13.0 billion.  The decrease in income was driven by lower gross margin as a percentage of sales, a higher effective tax rate of 28.3 percent versus 25.5 percent in the comparable prior year period and lower equity, royalty and interest income from investees. The decrease in gross margin was due to unfavorable product mix and lower volumes, partially offset by favorable price realization and lower material and commodity costs.

Diluted earnings per share for the nine months ended September 29, 2013, benefited $0.04 from lower shares outstanding, primarily due to purchases under the stock repurchase program.

We generated $1,333 million of operating cash flows for the nine months ended September 29, 2013, compared to $787 million for the nine months ended September 30, 2012.  Refer to the section titled “Operating Activities” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.

In the second quarter of 2013, we repurchased the remaining $226 million of common stock under the February 2011, $1 billion Board of Directors authorization, completing the program.  In December 2012, the Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2011 repurchase plan.  We repurchased $63 million under this new plan during 2013.

On September 16, 2013, we filed an automatic shelf registration for an undetermined amount of debt and equity securities. On September 19, 2013, we issued $1 billion aggregate principal amount of senior notes consisting of $500 million of 3.65% senior unsecured notes due in 2023 and $500 million of 4.875% senior unsecured notes due in 2043. Standard & Poor’s Rating Services, Fitch Ratings and Moody’s Investors Service, Inc. confirmed our credit ratings as 'A', 'A' and 'A3', respectively, subsequent to the third quarter issuance of $1 billion in senior notes.

Our debt to capital ratio (total capital defined as debt plus equity) at September 29, 2013, was 19.4 percent, compared to 10.0 percent at December 31, 2012.  In addition to the $2.7 billion in cash and marketable securities on hand, we also have access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.

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

OUTLOOK

Near-Term

In the third quarter of 2013, demand continued to improve in several end markets in North America compared to the same period in the prior year, led by increased demand in our emission solutions business and market share gains in the North American medium-duty truck market. Demand remained weak in most international markets due to lower demand for power generation equipment and engines for mining applications.

We currently expect the following positive trends for the remainder of 2013:

•
Our market share gains in the North American medium-duty truck market are expected to continue through the remainder of the year and should positively impact sales in both the Engine segment and Components businesses.

•	Demand in our North American on-highway markets is expected to remain steady.

We currently expect the following challenges to our business that may reduce our earnings potential for the remainder of 2013:

•	Demand for engines for mining applications will remain weak.

•	Demand in most end markets in India is expected to remain weak.

•	Demand for power generation equipment in our international markets is expected to remain weak.

•	Demand in certain European markets could continue to remain sluggish due to economic uncertainty.

•	Currency volatility could put pressure on earnings.

Long-Term

We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue in the future as the result of the following four macroeconomic trends that should benefit our businesses:

•	tightening emissions standards across the world;

•	infrastructure needs in emerging markets;

•	energy availability and cost issues and

•	globalization of industries like ours.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions (except per share amounts)	2013	2012	Amount	Percent	2013	2012	Amount	Percent
NET SALES	$4,266	$4,118	$148	4%	$12,713	$13,042	$(329)	(3)%
Cost of sales	3,157	3,076	(81)	(3)%	9,494	9,592	98	1%
GROSS MARGIN	1,109	1,042	67	6%	3,219	3,450	(231)	(7)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	492	456	(36)	(8)%	1,420	1,418	(2)	—%
Research, development and engineering expenses	173	186	13	7%	532	554	22	4%
Equity, royalty and interest income from investees	91	94	(3)	(3)%	281	302	(21)	(7)%
Gain on sale of businesses	—	—	—	—%	—	6	(6)	(100)%
Other operating income (expense), net	(11)	(1)	(10)	NM	—	3	(3)	(100)%
OPERATING INCOME	524	493	31	6%	1,548	1,789	(241)	(13)%
Interest income	6	5	1	20%	21	20	1	5%
Interest expense	8	9	1	11%	22	25	3	12%
Other income (expense), net	6	(2)	8	NM	25	14	11	79%
INCOME BEFORE INCOME TAXES	528	487	41	8%	1,572	1,798	(226)	(13)%
Income tax expense	154	117	(37)	(32)%	445	458	13	3%
CONSOLIDATED NET INCOME	374	370	4	1%	1,127	1,340	(213)	(16)%
Less: Net income attributable to noncontrolling interests	19	18	(1)	(6)%	76	64	(12)	(19)%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$355	$352	$3	1%	$1,051	$1,276	$(225)	(18)%
Diluted earnings per common share attributable to Cummins Inc.	$1.90	$1.86	$0.04	2%	$5.60	$6.72	$(1.12)	(17)%

	Three months ended		Favorable/	Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)	September 29,	September 30,	(Unfavorable)
Percent of sales	2013	2012	Percentage Points	2013	2012	Percentage Points
Gross margin	26.0%	25.3%	0.7	25.3%	26.5%	(1.2)
Selling, general and administrative expenses	11.5%	11.1%	(0.4)	11.2%	10.9%	(0.3)
Research, development and engineering expenses	4.1%	4.5%	0.4	4.2%	4.2%	—

Net Sales

Net sales for the three months ended September 29, 2013, increased slightly versus the comparable period in 2012, primarily due to the impacts from the acquisitions of two partially-owned North American distributors, Cummins Northwest LLC (Northwest) in the first quarter of 2013 and Cummins Rocky Mountain LLC (Rocky Mountain) in the second quarter of 2013.  The primary drivers by segment were as follows:

•	Distribution segment sales increased by 18 percent primarily due to the acquisitions of two North American distributors.

•	Components segment sales increased by 14 percent due to improved demand in the North American on-highway markets and the impact from the 2012 acquisition of Hilite.

These increases were partially offset by the following:

•
Engine segment sales decreased by 1 percent due to lower demand in power generation markets and industrial markets, primarily in global mining and North American construction markets, partially offset by increased demand in the North American, European and Brazilian medium-duty truck markets and the North American heavy-duty truck markets.

•	Power Generation segment sales decreased by 13 percent across all business, mainly due to lower volumes within the power systems and the power solutions businesses.

•	Foreign currency fluctuations unfavorably impacted sales.

Net sales for the nine months ended September 29, 2013, decreased versus the comparable period in 2012.  The decrease in sales by segment was primarily driven by the following:

•
Engine segment sales decreased by 9 percent due to weakness in industrial demand, especially in global mining and North American oil and gas markets, weaker demand in the North American heavy-duty truck market and lower demand in power generation markets.

•
Power Generation segment sales decreased by 9 percent due to lower demand in the power solutions business, primarily in the U.K., and lower demand in the power systems and the generator technologies businesses, which were partially offset by improvements in the North American power products business.

These decreases were partially offset by the following:

•	Distribution segment sales increased 13 percent primarily due to the acquisitions of two North American distributors.

•
Components segment sales increased by 4 percent due to sales related to the 2012 acquisition of Hilite and improved demand in the emissions solutions business, as the result of increased on-highway OEM and aftermarket demand in North America and higher demand in Brazil and Russia.

A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Sales to international markets, based on location of customers, for the three and nine month periods ended September 29, 2013, were 46 percent and 48 percent, respectively, of total net sales compared with 50 percent of total net sales for both of the comparable periods in 2012.

Gross Margin

Gross margin increased for the three months ended September 29, 2013, versus the comparable period in 2012, and increased as a percentage of sales by 0.7 percentage points as improved price realization, lower material and commodity costs and higher volumes were partially offset by unfavorable product mix.  Gross margin decreased for the nine months ended September 29, 2013, versus the comparable period in 2012, and decreased as a percentage of sales by 1.2 percentage points as unfavorable product mix and lower volumes were partially offset by improved price realization and lower material and commodity costs.

The provision for warranties issued as a percent of sales for the three and nine month periods ended September 29, 2013, were 2.0 percent and 2.2 percent, respectively, compared to 2.0 percent and 2.3 percent for the comparable periods in 2012.  A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended September 29, 2013, increased versus the comparable period in 2012, primarily due to increased compensation and related expenses of $18 million and higher consulting of $6 million. Compensation and related expenses include salaries, fringe benefits and variable compensation.

Selling, general and administrative expenses for the nine month period ended September 29, 2013, increased versus the comparable period in 2012, primarily due to increased compensation and related expenses of $46 million, partially offset by lower consulting of $22 million, reduced discretionary spending and lower variable compensation.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three and nine month periods ended September 29, 2013, decreased versus the comparable periods in 2012, primarily due to a decreased number of engineering programs of $18 million and $23 million, respectively and decreased consulting of $10 million and $23 million, respectively, partially offset by increases of $12 million and $41 million, respectively, in compensation related expenses. Compensation and related expenses include salaries, fringe benefits and variable compensation.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees

Equity, royalty and interest income from investees decreased for the three months ended September 29, 2013, versus the comparable period in 2012.  Equity, royalty and interest income from investees decreased for the nine months ended September 29, 2013, versus the comparable period in 2012.  The primarily drivers were as follows:

	Increase/(Decrease)
	September 29, 2013 vs. September 30, 2012
In millions	Three months ended	Nine months ended
North American distributors	$(3)	$(17)
Komatsu Cummins Chile, Ltda.	(3)	(3)
Valvoline Cummins, Ltd.	(2)	(1)
Xian Cummins Engine Company Ltd.	(1)	6
Cummins Westport, Inc.	—	(6)
Beijing Foton Cummins Engine Co., Ltd.	1	11
Chongqing Cummins Engine Company, Ltd.	1	(5)
Tata Cummins, Ltd.	1	(3)
Komatsu manufacturing alliances	1	4
Dongfeng Cummins Engine Company, Ltd.	4	3
Other equity income	(1)	(7)
Cummins share of net income	(2)	(18)
Royalty and interest income	(1)	(3)
Equity, royalty and interest income from investees	$(3)	$(21)

The overall decrease for the three months ended September 29, 2013, was primarily due to the consolidation of two partially-owned North American distributors and decreased demand at Komatsu Cummins Chile, Ltda., partially offset by increased demand at Dongfeng Cummins Engine Company, Ltd.

The overall decrease for the nine months ended September 29, 2013, was primarily due to the consolidation of two partially-owned North American distributors, partially offset by increased demand at Beijing Foton Cummins Engine Co., Ltd.

As we execute our plan to acquire partially-owned distributors over the next three to five years, over time equity earnings for our North American distributors will decrease.

See Note 3, “ACQUISITIONS AND DIVESTITURES,” to the Condensed Consolidated Financial Statements for further information.

Gain on Sale of Businesses

In the second quarter of 2012, we recorded an additional $6 million gain ($4 million after-tax) related to final purchase adjustments for our 2011 divestitures. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the nine months ended September 30, 2012.

Other Operating Income (Expense), net

Other operating income (expense) was as follows:

	Three months ended		Nine months ended
In millions	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Legal settlement	$(8)	$—	$(2)	$—
Amortization of intangible assets	(3)	(2)	(8)	(5)
Royalty expense	(2)	(1)	(3)	(3)
Gain (loss) on sale of fixed assets	(2)	—	(2)	—
Royalty income	5	3	15	11
Other, net	(1)	(1)	—	—
Total other operating income (expense), net	$(11)	$(1)	$—	$3

Interest Income

Interest income was relatively flat for both the three and nine months ended September 29, 2013, versus the comparable periods in 2012.

Interest Expense

Interest expense was relatively flat for the three months ended September 29, 2013, versus the comparable period in 2012.  Interest expense for the nine months ended September 29, 2013, decreased versus the comparable period in 2012, primarily due to the $45 million repayment of Brazilian debt in the second half of 2012 and lower amortization of prepaid revolver fees. Interest expense will increase in future periods as a result of the $1 billion debt issuance in September 2013.

Other Income (Expense), net

Other income (expense) was as follows:

	Three months ended		Nine months ended
In millions	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Change in cash surrender value of corporate owned life insurance	$7	$(7)	$5	$3
Gain (loss) on marketable securities, net	1	1	12	4
Dividend income	1	2	4	5
Gain on fair value adjustment for consolidated investee (1)	—	7	12	7
Bank charges	(3)	(4)	(8)	(12)
Foreign currency gains (losses), net	(6)	(8)	(21)	(9)
Other, net	6	7	21	16
Total other income (expense), net	$6	$(2)	$25	$14
_______________________________________________________________________

(1) See Note 3, “ACQUISITIONS AND DIVESTITURES,” to the Condensed Consolidated Financial Statements for further information.

Income Tax Expense

Our effective tax rate for the year is expected to approximate 28.5 percent, excluding any one-time items that may arise.  Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income and research tax credits.  The tax rates for the three and nine month periods ended September 29, 2013, were 29.2 percent and 28.3 percent, respectively.  These tax rates include a $7 million discrete net tax expense for the third quarter tax adjustments: $4 million expense attributable to prior year tax return true-up adjustments, $1 million benefit related to release of prior year tax reserves and a discrete tax charge for $4 million related to a third quarter enactment of U.K. tax law changes. In addition, the nine month tax rate includes a discrete tax benefit in the first quarter of 2013 of $28 million attributable to the reinstatement of the research credit back to 2012, as well as a discrete tax expense in the first quarter of 2013 of $17 million, which primarily relates to the write-off of a deferred tax asset deemed unrecoverable.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated the research tax credit.  As tax law changes are accounted for in the period of enactment, we recognized the discrete tax benefit in the first quarter of 2013.

Our tax rates for the three and nine month periods ended September 30, 2012, were 24.1 percent and 25.5 percent, respectively. These tax rates include a $16 million tax benefit for third quarter discrete tax adjustments, $6 million of which related to a dividend distribution of accumulated foreign income earned in prior years. These discrete tax adjustments also included a discrete tax benefit of $13 million for prior year tax return true-up adjustments and a discrete tax charge of $3 million related to the third quarter enactment of U.K. tax law changes. The increase in the 2013 effective tax rates compared to 2012 is primarily due to unfavorable changes in the pre-tax mix of income taxed in higher rate jurisdictions and discrete tax items.

In September 2013, the Internal Revenue Service released final tangible personal property regulations regarding the deduction and capitalization of expenditures related to tangible property. The new rules will become effective for taxable years beginning on or after January 1, 2014. While we are still finalizing our analysis, we do not believe that these regulations will have a material impact on our Consolidated Financial Statements.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.

Net income and diluted earnings per share attributable to Cummins for the three months ended September 29, 2013, increased versus the comparable period in 2012, primarily due to higher gross margin as a percentage of sales, mainly driven by higher price realization, favorable changes in cash surrender value of corporate owned life insurance and lower research, development and engineering expenses, which were partially offset by increased selling, general and administrative expenses, a higher effective tax rate and a legal settlement.

Net income and diluted earnings per share attributable to Cummins for the nine months ended September 29, 2013, decreased versus the comparable period in 2012, primarily due to lower gross margin as a percentage of sales, mainly driven by unfavorable product mix and lower volumes, a higher effective tax rate and lower equity, royalty and interest income from investees.  These decreases were partially offset by lower research, development and engineering expenses. Diluted earnings per share for the nine months ended September 29, 2013, benefited $0.04 from lower shares outstanding, primarily due to purchases under the stock repurchase program.

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following:  Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of results for each of our operating segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
External sales	$2,045	$2,131	$(86)	(4)%	$6,139	$6,924	$(785)	(11)%
Intersegment sales	447	396	51	13%	1,312	1,303	9	1%
Total sales	2,492	2,527	(35)	(1)%	7,451	8,227	(776)	(9)%
Depreciation and amortization	53	48	(5)	(10)%	156	142	(14)	(10)%
Research, development and engineering expenses	103	115	12	10%	310	341	31	9%
Equity, royalty and interest income from investees	31	25	6	24%	106	100	6	6%
Interest income	4	2	2	100%	13	9	4	44%
Segment EBIT	272	239	33	14%	806	996	(190)	(19)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	10.9%	9.5%		1.4	10.8%	12.1%		(1.3)

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Heavy-duty truck	$690	$656	$34	5%	$2,067	$2,355	$(288)	(12)%
Medium-duty truck and bus	570	478	92	19%	1,613	1,516	97	6%
Light-duty automotive and RV	330	353	(23)	(7)%	935	936	(1)	—%
Total on-highway	1,590	1,487	103	7%	4,615	4,807	(192)	(4)%
Industrial	709	766	(57)	(7)%	2,185	2,486	(301)	(12)%
Stationary power	193	274	(81)	(30)%	651	934	(283)	(30)%
Total sales	$2,492	$2,527	$(35)	(1)%	$7,451	$8,227	$(776)	(9)%

Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Midrange	113,800	113,000	800	1%	330,300	332,000	(1,700)	(1)%
Heavy-duty	26,500	26,000	500	2%	79,700	95,000	(15,300)	(16)%
High-horsepower	3,500	4,600	(1,100)	(24)%	11,300	15,900	(4,600)	(29)%
Total unit shipments	143,800	143,600	200	—%	421,300	442,900	(21,600)	(5)%

Sales

Engine segment sales for the three months ended September 29, 2013, decreased slightly versus the comparable period in 2012.  The following were the primary drivers by market:

•	Stationary power engine sales decreased due to lower demand in power generation markets.

•
Industrial market sales decreased primarily due to a 38 percent reduction in global mining shipments due to lower commodity prices and a 31 percent decline in engine shipments to the North American construction markets.

The decreases above were partially offset by the following:

•	Medium-duty truck sales increased due to market share gains in the North American medium-duty truck market and increased demand in the Brazilian and European truck markets.

•	Heavy-duty truck engine sales increased due to higher demand in North America and East Asia on-highway markets, which were partially offset by decreased sales in Mexico.

Total on-highway-related sales for the three months ended September 29, 2013, were 64 percent of total engine segment sales, compared to 59 percent for the comparable period in 2012.

Engine segment sales for the nine months ended September 29, 2013, decreased versus the comparable period in 2012.  The following were the primary drivers:

•
Industrial market sales decreased primarily due to a 37 percent reduction in global mining shipments due to lower commodity prices and a 41 percent decline in engine shipments to the North American oil and gas markets.

•	Heavy-duty truck engine sales decreased due to weaker demand in North American on-highway markets during the first half of the year.

•	Stationary power engine sales decreased due to lower demand in power generation markets.

These decreases were partially offset by increased medium-duty truck sales due to market share gains in the North American medium-duty truck market and improved demand in the Brazilian and European truck markets. The improved sales in Brazil were due to lower sales in the second quarter of 2012 as the result of pre-buy activity in 2011 ahead of the implementation of the Euro V emission regulations beginning in the first quarter of 2012.

Total on-highway-related sales for the nine months ended September 29, 2013, were 62 percent of total engine segment sales, compared to 58 percent for the comparable period in 2012.

Segment EBIT

Engine segment EBIT for the three months ended September 29, 2013, increased versus the comparable period in 2012.  Higher gross margin, lower research, development and engineering expenses and higher equity, royalty and interest income from investees were partially offset by higher selling, general and administrative expenses.  Engine segment EBIT for the nine months ended September 29, 2013, decreased versus the comparable period in 2012, primarily due to lower gross margin, partially offset by lower research, development and engineering expenses, higher equity, royalty and interest income from investees and lower selling, general and administrative expenses.  Changes in Engine segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 29, 2013 vs. September 30, 2012			September 29, 2013 vs. September 30, 2012
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$39	8%	1.8	$(240)	(13)%	(0.9)
Selling, general and administrative expenses	(18)	(10)%	(0.8)	4	1%	(0.7)
Research, development and engineering expenses	12	10%	0.5	31	9%	(0.1)
Equity, royalty and interest income from investees	6	24%	0.2	6	6%	0.2

The increase in gross margin for the three months ended September 29, 2013, versus the comparable period in 2012, was primarily due to improved price realization, lower material and commodity costs, lower product coverage costs and favorable foreign currency fluctuations, partially offset by unfavorable product mix.  The increase in selling, general and administrative expenses was primarily due to increased headcount, higher variable compensation and higher discretionary spending. The decrease in research, development and engineering expenses was primarily due to lower discretionary spending in the third quarter of 2013, partially offset by higher variable compensation and increased headcount.  The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Dongfeng Cummins Engine Company, Ltd.

The decrease in gross margin for the nine months ended September 29, 2013, versus the comparable period in 2012, was primarily due to unfavorable product mix and decreased volumes, partially offset by improved price realization, decreased material and commodity costs, lower product coverage costs and favorable foreign currency fluctuations.  The decrease in selling, general and administrative expenses was primarily due to lower discretionary spending and decreased variable compensation, partially offset by increased headcount. The decrease in research, development and engineering expenses was primarily due to lower discretionary spending in 2013. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd., Xian Cummins Engine Company Ltd. and Dongfeng Cummins Engine Company, Ltd.

Components Segment Results

Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
External sales	$784	$663	$121	18%	$2,292	$2,147	$145	7%
Intersegment sales	288	275	13	5%	915	926	(11)	(1)%
Total sales	1,072	938	134	14%	3,207	3,073	134	4%
Depreciation and amortization	24	21	(3)	(14)%	71	59	(12)	(20)%
Research, development and engineering expenses	51	51	—	—%	165	153	(12)	(8)%
Equity, royalty and interest income from investees	5	7	(2)	(29)%	21	23	(2)	(9)%
Interest income	1	1	—	—%	2	3	(1)	(33)%
Segment EBIT	132	89	43	48%	387	348	39	11%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	12.3%	9.5%		2.8	12.1%	11.3%		0.8

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Emission solutions	$458	$325	$133	41%	$1,302	$1,078	$224	21%
Turbo technologies	263	257	6	2%	823	852	(29)	(3)%
Filtration	248	260	(12)	(5)%	774	796	(22)	(3)%
Fuel systems	103	96	7	7%	308	347	(39)	(11)%
Total sales	$1,072	$938	$134	14%	$3,207	$3,073	$134	4%

Sales

Components segment sales for the three months ended September 29, 2013, increased versus the comparable period in 2012 as emission solutions business sales increased primarily due to improved demand in the North American and international on-highway markets and the impact of our 2012 acquisition of Hilite.  These increases were partially offset by unfavorable foreign currency fluctuations. Acquisition related sales were $36 million in the third quarter of 2013, compared to $21 million recognized in the third quarter of 2012 following the Hilite acquisition.

The increase in the emission solutions business was partially offset by lower filtration business sales, primarily due to weaker aftermarket demand in Brazil, Australia, Europe and North America and unfavorable foreign currency fluctuations.

Components segment sales for the nine months ended September 29, 2013, increased versus the comparable period in 2012 as emission solutions business sales increased primarily due to the impact of our 2012 acquisition of Hilite, improved on-highway OEM and aftermarket demand in North America and increased demand in Russia and Brazil, partially offset by unfavorable foreign currency fluctuations. Incremental Hilite related sales were $70 million in the first nine months of 2013, compared to the same period in 2012.

The increase in the emission solutions business was partially offset by the following:

•	Fuel systems business sales decreased primarily due to lower demand in North American on-highway markets and lower demand in Europe, partially offset by increased aftermarket demand.

•	Turbo technologies business sales decreased primarily due to a decline in North American OEM demand, partially offset by higher demand in China and Brazil.

•	Filtration business sales decreased primarily due to unfavorable foreign currency fluctuations and lower aftermarket demand.

Segment EBIT

Components segment EBIT for the three months ended September 29, 2013, increased versus the comparable period in 2012, primarily due to higher gross margin, partially offset by higher selling, general and administrative expenses and lower equity, royalty and interest income. Components segment EBIT for the nine months ended September 29, 2013, increased versus the comparable period in 2012, primarily due to higher gross margin and lower selling, general and administrative expenses, partially offset by higher research, development and engineering expenses, lower equity, royalty and interest income and unfavorable currency fluctuations. Changes in Components segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 29, 2013 vs. September 30, 2012			September 29, 2013 vs. September 30, 2012
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$47	24%	1.7	$53	8%	0.8
Selling, general and administrative expenses	(3)	(4)%	0.6	7	3%	0.5
Research, development and engineering expenses	—	—%	0.6	(12)	(8)%	(0.1)
Equity, royalty and interest income from investees	(2)	(29)%	(0.2)	(2)	(9)%	—

The increase in gross margin for the three months ended September 29, 2013, was primarily due to higher volumes in the emission solutions business and lower material and commodity costs, partially offset by increased product coverage costs and unfavorable foreign currency fluctuations.  The increase in selling, general and administrative expenses for the three months ended September 29, 2013, was primarily due to higher variable compensation.

The increase in gross margin for the nine months ended September 29, 2013, was primarily due to lower material and commodity costs and higher volumes in the emissions solutions business, partially offset by increased product coverage costs and unfavorable foreign currency fluctuations.  The decrease in selling, general and administrative expenses was primarily due to lower discretionary spending in the first nine months of 2013, partially offset by increased headcount to support our strategic growth initiatives.  The increase in research, development and engineering expenses was primarily due to increased headcount to support our strategic growth initiatives and new product development spending, partially offset by lower consulting expenses.

Power Generation Segment Results

Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
External sales	$499	$526	$(27)	(5)%	$1,621	$1,614	$7	—%
Intersegment sales	213	288	(75)	(26)%	651	889	(238)	(27)%
Total sales	712	814	(102)	(13)%	2,272	2,503	(231)	(9)%
Depreciation and amortization	13	12	(1)	(8)%	37	34	(3)	(9)%
Research, development and engineering expenses	18	19	1	5%	53	56	3	5%
Equity, royalty and interest income from investees	13	12	1	8%	30	32	(2)	(6)%
Interest income	1	2	(1)	(50)%	5	7	(2)	(29)%
Segment EBIT	45	73	(28)	(38)%	172	243	(71)	(29)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	6.3%	9.0%		(2.7)	7.6%	9.7%		(2.1)

                   Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Power products	$421	$425	$(4)	(1)%	$1,304	$1,259	$45	4%
Generator technologies	126	138	(12)	(9)%	377	439	(62)	(14)%
Power systems	122	174	(52)	(30)%	488	579	(91)	(16)%
Power solutions	43	77	(34)	(44)%	103	226	(123)	(54)%
Total sales	$712	$814	$(102)	(13)%	$2,272	$2,503	$(231)	(9)%

Sales

Power Generation segment sales for the three months ended September 29, 2013, decreased versus the comparable period in 2012 across all markets. The following were the primary drivers by business:

•	Power systems sales decreased primarily due to reduced demand in China, India, the Middle East and North America.

•	Power solutions sales decreased primarily due to lower volumes in the U.K., partially offset by increased sales in Asia.

•	Generator technologies sales decreased primarily due to lower demand in Europe, India and the U.K., partially offset by increases in North America.

•	Power products sales decreased primarily due to lower demand in India, Asia, Mexico and Africa, partially offset by increased demand in North America and improved price realization.

Power Generation segment sales for the nine months ended September 29, 2013, decreased versus the comparable period in 2012.  The following were the primary drivers:

•	Power solutions sales decreased primarily due to lower volumes in the U.K.

•	Power systems sales decreased primarily due to reduced demand in the Middle East, India, China and Russia, partially offset by stronger demand in Western Europe.

•	Generator technologies sales decreased primarily due to demand reductions in Europe, the U.K. and India.

The decreases above were partially offset by an increase in power product sales primarily due to higher volumes in North America and improved price realization.

Segment EBIT

Power Generation segment EBIT for the three months ended September 29, 2013, decreased versus the comparable period in 2012 primarily due to lower gross margin.  Power Generation segment EBIT for the nine months ended September 29, 2013, decreased versus the comparable period in 2012 primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses.  EBIT results for the three and nine months ended September 29, 2013, included an $8 million legal settlement. Changes in Power Generation segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 29, 2013 vs. September 30, 2012			September 29, 2013 vs. September 30, 2012
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(27)	(17)%	(1.0)	$(84)	(17)%	(1.7)
Selling, general and administrative expenses	—	—%	(1.3)	19	8%	(0.1)
Research, development and engineering expenses	1	5%	(0.2)	3	5%	(0.1)
Equity, royalty and interest income from investees	1	8%	0.3	(2)	(6)%	—

The decrease in gross margin for the three months ended September 29, 2013, was primarily due to lower volumes, unfavorable product mix, and higher warranty accruals, partially offset by improved price realization and favorable foreign currency fluctuations.

The decrease in gross margin for the nine months ended September 29, 2013, was due to lower volumes, unfavorable product mix and higher absorption costs, partially offset by improved price realization and favorable foreign currency fluctuations.  The decreases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to lower discretionary spending to align with slowing demand in key markets.  Equity, royalty and interest income from investees decreased primarily due to lower profitability at Chongqing Cummins Engine Company, Ltd.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
External sales	$938	$798	$140	18%	$2,661	$2,357	$304	13%
Intersegment sales	6	3	3	100%	15	13	2	15%
Total sales	944	801	143	18%	2,676	2,370	306	13%
Depreciation and amortization	15	8	(7)	(88)%	40	23	(17)	(74)%
Research, development and engineering expenses	1	1	—	—%	4	4	—	—%
Equity, royalty and interest income from investees	42	50	(8)	(16)%	124	147	(23)	(16)%
Interest income	—	—	—	—%	1	1	—	—%
Segment EBIT (1)	86	99	(13)	(13)%	281	285	(4)	(1)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	9.1%	12.4%		(3.3)	10.5%	12.0%		(1.5)

_______________________________________________________________________

(1) Segment EBIT for the nine months ended September 29, 2013, included gains of $5 million and $7 million gain related to the remeasurement of our pre-existing 33 percent and 50 percent ownership in Rocky Mountain and Northwest, respectively, to fair value in accordance with accounting principles generally accepted in the United States of America (GAAP). Segment EBIT for the three and nine months ended September 30, 2012, included a $7 million gain related to the remeasurement of our pre-existing 35 percent ownership in Cummins Central Power to fair value in accordance with GAAP.  See Note 3, “ACQUISITIONS AND DIVESTITURES,” to the Condensed Consolidated Financial Statements for further information.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
North & Central America	$395	$235	$160	68%	$1,028	$629	$399	63%
Europe and Middle East	185	168	17	10%	542	563	(21)	(4)%
Other Asia/Australia	174	200	(26)	(13)%	548	602	(54)	(9)%
China	77	85	(8)	(9)%	220	233	(13)	(6)%
India	40	47	(7)	(15)%	127	132	(5)	(4)%
Latin America	40	36	4	11%	112	99	13	13%
Africa	33	30	3	10%	99	112	(13)	(12)%
Total sales	$944	$801	$143	18%	$2,676	$2,370	$306	13%

Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/		Nine months ended		Favorable/
	September 29,	September 30,	(Unfavorable)		September 29,	September 30,	(Unfavorable)
In millions	2013	2012	Amount	Percent	2013	2012	Amount	Percent
Parts and filtration	$377	$326	$51	16%	$1,068	$916	$152	17%
Power generation	234	178	56	31%	638	565	73	13%
Engines	170	157	13	8%	505	470	35	7%
Service	163	140	23	16%	465	419	46	11%
Total sales	$944	$801	$143	18%	$2,676	$2,370	$306	13%

Sales

Distribution segment sales for the three months ended September 29, 2013, increased versus the comparable period in 2012 primarily due to $130 million of segment sales related to the consolidation of partially-owned North American distributors.  This increase was partially offset by decreased demand in Other Asia/Australia and unfavorable foreign currency fluctuations.

Distribution segment sales for the nine months ended September 29, 2013, increased versus the comparable period in 2012 primarily due to $369 million of segment sales related to the consolidation of partially-owned North American distributors.  This increase was partially offset by decreased demand in most international markets and unfavorable foreign currency impacts.

Segment EBIT

Distribution segment EBIT for the three and nine months ended September 29, 2013, decreased versus the comparable periods in 2012, primarily due to the acquisition of two North American distributors since September 2012 and unfavorable foreign currency fluctuations. The consolidation of North American distributors increased gross margin, reduced equity, royalty and interest income from investees and increased selling, general and administrative expenses.  Amortization of acquisition related intangible assets also negatively impacted EBIT for the three and nine months ended September 29, 2013. These acquisitions resulted in a $12 million gain for the nine months ended September 29, 2013, related to the remeasurement of our pre-existing ownership interest in the distributors acquired in 2013, compared to a $7 million gain related to the remeasurement of our pre-exisiting 35 percent ownership interest in Cummins Central Power in the three and nine months ended September 30, 2012.

The gains are included in Other income (expense), net in the Condensed Consolidated Statements of Income. EBIT as a percentage of sales for the three months and nine months ended September 29, 2013, was 9.1 percent and 10.5 percent, respectively as compared to 12.4 percent and 12.0 percent for the comparable periods in 2012. Changes in Distribution segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Nine months ended
	September 29, 2013 vs. September 30, 2012			September 29, 2013 vs. September 30, 2012
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$17	10%	(1.4)	$45	9%	(0.7)
Selling, general and administrative expenses	(14)	(11)%	0.9	(31)	(8)%	0.6
Equity, royalty and interest income from investees	(8)	(16)%	(1.8)	(23)	(16)%	(1.6)

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Nine months ended
In millions	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Total segment EBIT	$535	$500	$1,646	$1,872
Non-segment EBIT (1)	1	(4)	(52)	(49)
Total EBIT	536	496	1,594	1,823
Less: Interest expense	8	9	22	25
Income before income taxes	$528	$487	$1,572	$1,798
_______________________________________________________________________

(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The nine months ended September 30, 2012, include a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures.  The gain has been excluded from segment results as it was not considered in our evaluation of operating results for the corresponding periods.  There were no other significant unallocated corporate expenses for the three and nine months ended September 29, 2013 and September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit and the capital markets.

As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the SEC on September 16, 2013. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

In September 2013, we issued $1 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.65% senior unsecured notes due in 2023 and $500 million aggregate principal amount of 4.875% senior unsecured notes due in 2043. We received net proceeds of $979 million. The senior notes pay interest semi-annually on April 1 and October 1, commencing on April 1, 2014. The indenture governing the senior notes contains covenants that, among other matters, limit (i) our ability to consolidate or merge into, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our and our subsidiaries' assets to another person, (ii) our and certain of our subsidiaries' ability to create or assume liens and (iii) our and certain of our subsidiaries' ability to engage in sale and leaseback transactions. We currently anticipate using a portion of the net proceeds from the sale of the notes for the planned acquisitions of the equity that we do not already own in our partially-owned United States and Canadian distributors, as well as for general corporate purposes.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  We generate significant ongoing cash flow, which has been used, in part, to fund capital expenditures, pay dividends on our common stock, fund repurchases of common stock and make acquisitions.  Cash provided by operations is our principal source of liquidity.  As of September 29, 2013, other sources of liquidity include:

•	cash and cash equivalents of $2.5 billion, of which approximately 58 percent is located in the U.S. and 42 percent is located primarily in the U.K., China, Singapore, India and Brazil,

•
marketable securities of $162 million, of which 77 percent is located in India, 18 percent is located in the U.S. and 5 percent is located in Brazil and the majority of which could be liquidated into cash within a few days,

•	revolving credit facility with $1.7 billion available, net of letters of credit and

•	international and other domestic credit facilities with $279 million available.

We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases, acquisitions of our North American distributors and debt service obligations. We continue to generate cash from operations in the U.S. and maintain access to $1.7 billion of our revolver as noted above.

A significant portion of our cash flows is generated outside the U.S.  As of September 29, 2013, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.2 billion, the majority of which was located in the U.K., China, India, Singapore and Brazil.  The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.   As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay U.S. taxes.  For example, we would be required to accrue and pay additional U.S. taxes if we repatriated cash from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S.  Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our China and U.K. domiciled subsidiaries.  At present, we do not foresee a need to repatriate any earnings from these subsidiaries for which we have asserted permanent reinvestment.  However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested when it is cost effective to do so.  Our 2012 and subsequent earnings from our China operations are considered permanently reinvested, while earnings generated prior to 2012, for which U.S. deferred tax liabilities have been recorded, are expected to be repatriated in future years.

 Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

In millions	September 29, 2013	December 31, 2012	Change
Cash and cash equivalents	$2,499	$1,369	$1,130
Marketable securities	162	247	(85)
Accounts and notes receivable	2,709	2,475	234
Inventories	2,513	2,221	292
Other current assets	643	855	(212)
Current assets	8,526	7,167	1,359

Current maturity of long-term debt, accounts and loans payable	1,675	1,416	259
Current portion of accrued product warranty	374	386	(12)
Accrued compensation, benefits and retirement costs	413	400	13
Taxes payable (including taxes on income)	112	173	(61)
Other accrued expenses	816	761	55
Current liabilities	3,390	3,136	254

Working capital	$5,136	$4,031
Current ratio	2.52	2.29
Days’ sales in receivables	56	53
Inventory turnover	5.2	5.7

Current assets increased 19 percent compared to December 31, 2012, primarily due to increases in cash and cash equivalents as a result of the $1 billion debt issuance in September of 2013, inventories and accounts and notes receivable, partially offset by a decline in other current assets (primarily related to refundable income taxes received in the first quarter of 2013) and marketable securities.

Current liabilities increased 8 percent compared to December 31, 2012, primarily due to an increase in accounts payable trade and an increase in other accrued expenses, partially offset by a decrease in taxes payable.

Days’ sales in receivables increased 3 days versus the comparable period in 2012.  The increase was primarily due to lower sales in the first nine months of 2013.

Inventory turnover decreased 0.5 turns versus the comparable period in 2012.  The decrease was due to inventory acquired as part of the acquisitions of Rocky Mountain and Northwest in 2013 and certain businesses restocking from lower inventory levels in December.

Cash Flows

Cash and cash equivalents increased $1,130 million during the nine months ended September 29, 2013, compared to a $451 million decrease in cash and cash equivalents during the comparable period in 2012.  Cash and cash equivalents were impacted as follows.

Operating Activities

	Nine months ended
In millions	September 29, 2013	September 30, 2012	Change
Consolidated net income	$1,127	$1,340	$(213)
Depreciation and amortization	305	262	43
Restructuring payments, net	(25)	—	(25)
Gain on sale of businesses	—	(6)	6
Gain on fair value adjustment for consolidated investees	(12)	(7)	(5)
Deferred income taxes	78	91	(13)
Equity in income of investees, net of dividends	(98)	(51)	(47)
Pension contributions in excess of expense	(96)	(74)	(22)
Other post-retirement benefits payments in excess of expense	(20)	(16)	(4)
Stock-based compensation expense	29	29	—
Excess tax benefits on stock-based awards	(13)	(12)	(1)
Translation and hedging activities	26	16	10
Changes in current assets and liabilities, net of acquisitions:
Accounts and notes receivable	(216)	66	(282)
Inventories	(206)	(367)	161
Other current assets	182	(54)	236
Accounts payable	252	(145)	397
Accrued expenses	(146)	(398)	252
Changes in other liabilities and deferred revenue	147	154	(7)
Other, net	19	(41)	60
Net cash provided by operating activities	$1,333	$787	$546

Net cash provided by operating activities increased for the nine months ended September 29, 2013, versus the comparable period in 2012, primarily due to favorable working capital fluctuations, partially offset by lower consolidated net income.  During the first nine months of 2013, the lower working capital requirements resulted in a cash outflow of $134 million compared to a cash outflow of $898 million in the comparable period in 2012.  This positive change of $764 million was primarily driven by an increase in accounts payable, lower net tax payments of $322 million due to the receipt of an income tax refund, which was partially offset by our tax payments in the first nine months of 2013, a smaller decrease in accrued expenses and a smaller increase in inventories, partially offset by an increase in accounts and notes receivable in the nine months ended September 29, 2013, versus the comparable period in 2012.

Pensions

The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the first nine months of 2013, the return for our U.S. plan was 3.7 percent while our U.K. plan return was 7.8 percent.  Approximately 76 percent of our pension plan assets are invested in highly liquid investments such as equity and fixed income securities.  The remaining 24 percent of our plan assets are invested in less liquid, but market valued investments, including real estate, private equity and insurance contracts. We made $161 million of pension contributions in the nine months ended September 29, 2013, and we anticipate making total contributions of approximately $170 million to our pension plans in 2013, which include voluntary contributions of approximately $115 million.  Expected contributions to our defined benefit pension plans in 2013 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $47 million in 2013.  The $161 million of pension contributions in the nine months ended September 29, 2013, included voluntary contributions of $110 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants.

Investing Activities

	Nine months ended
In millions	September 29, 2013	September 30, 2012	Change
Capital expenditures	$(417)	$(424)	$7
Investments in internal use software	(43)	(62)	19
Investments in and advances to equity investees	(12)	(92)	80
Acquisition of businesses, net of cash acquired	(145)	(215)	70
Proceeds from sale of business, net of cash sold	—	10	(10)
Investments in marketable securities—acquisitions	(360)	(433)	73
Investments in marketable securities—liquidations	433	475	(42)
Cash flows from derivatives not designated as hedges	(15)	13	(28)
Other, net	14	9	5
Net cash used in investing activities	$(545)	$(719)	$174

Net cash used in investing activities decreased for the nine months ended September 29, 2013, versus the comparable period in 2012, primarily due to lower investments in and advances to equity investees, lower cash investment for the acquisition of businesses and lower net investments in marketable securities, partially offset by unfavorable settlement of derivatives not designated as hedges.

On September 17, 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years.

Capital expenditures for the nine months ended September 29, 2013, were $417 million compared to $424 million in the comparable period in 2012.  Despite the challenging economies around the world, we continue to invest in new product lines and targeted capacity expansions.  We now plan to spend approximately $700 million in 2013 as we continue with product launches, facility improvements and prepare for future emission standards.  Over 50 percent of our capital expenditures will be invested outside of the U.S. in 2013. As of September 29, 2013, we have committed to invest an additional $59 million into existing joint ventures, of which $11 million is expected to be funded in 2013.

Financing Activities

	Nine months ended
In millions	September 29, 2013	September 30, 2012	Change
Proceeds from borrowings	$987	$64	$923
Payments on borrowings and capital lease obligations	(62)	(120)	58
Net borrowings under short-term credit agreements	34	5	29
Distributions to noncontrolling interests	(53)	(50)	(3)
Dividend payments on common stock	(305)	(246)	(59)
Repurchases of common stock	(289)	(231)	(58)
Excess tax benefits on stock-based awards	13	12	1
Other, net	19	16	3
Net cash provided by (used in) financing activities	$344	$(550)	$894

In September 2013, we issued $1 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.65% senior unsecured notes due in 2023 and $500 million aggregate principal amount of 4.875% senior unsecured notes due in 2043. Net proceeds from the issuance were $979 million.

Net cash provided by financing activities increased for the nine months ended September 29, 2013, versus the comparable period in 2012, primarily due to the proceeds from our issuance of senior notes and lower payments on borrowings and capital lease obligations, partially offset by higher dividend payments and higher repurchases of common stock.

In July 2013, the Board of Directors authorized a dividend increase of 25 percent from $0.50 per share to $0.625 per share on a quarterly basis.

Our total debt was $1,793 million as of September 29, 2013, compared with $775 million as of December 31, 2012.  Total debt as a percent of our total capital (total capital defined as debt plus equity) was 19.4 percent at September 29, 2013, compared with 10.0 percent at December 31, 2012.

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

				Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For each quarter ended	Purchased	Per Share	Repurchases	Capacity
February 2011, $1 billion repurchase program
March 31	—	$—	$—	$226
June 30	2.0	113.44	226	—
Subtotal	2.0	113.44	226	—

December 2012, $1 billion repurchase program
June 30	0.6	$107.74	$63	$937
September 29	—	—	—	$937
Subtotal	0.6	107.74	63	$937

Total	2.6	112.15	$289	$937

We may continue to repurchase outstanding shares from time to time during 2013 to offset the dilutive impact of employee stock based compensation plans and to enhance shareholder value.

Credit Ratings

A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the third quarter of 2013 that have impacted these covenants or pricing modifications.  Standard & Poor’s Rating Services, Fitch Ratings and Moody’s Investors Service, Inc. confirmed our credit ratings as 'A', 'A' and 'A3', respectively, subsequent to the third quarter issuance of $1 billion in senior notes.

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

A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2012 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first nine months of 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 29, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  Risk Factors

In addition to other information set forth in this report, including the risk factors below, you should consider other risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K or the "CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION" in this Quarterly report are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently judge to be immaterial also may materially adversely affect our business, financial condition or operating results.

Failure to successfully integrate the planned acquisitions of the equity we do not already own of our partially-owned United States and Canadian distributors could have an adverse impact on our realization of expected benefits to our financial condition and results of operations.

The completion of our plan to acquire all of the equity we do not already own of our partially- owned United States and Canadian distributors, (each, an ''Acquisition,'' and collectively, the ''Acquisitions''), is subject to various risks, including, among other things, our ability to realize the full extent of the incremental revenue, earnings, cash flow, cost savings and other benefits that we expect to realize as a result of the completion of the Acquisitions within the anticipated time frame, or at all; the costs that are expected to be incurred in connection with evaluating, negotiating, consummating and integrating the Acquisitions; the ability of management to focus adequate time and attention on evaluating, negotiating, consummating and integrating the Acquisitions; and diversion of management's attention from base strategies and objectives, both during and after the acquisition process. Further, as with all merger and acquisition activity, there can be no assurance that we will be able to negotiate, consummate and integrate the Acquisitions in accordance with our plans. Those persons holding the third-party ownership of our partially-owned United States and Canadian distributors may not agree to our acquisition proposals, including the terms and conditions thereof, and may claim that our proposals to exercise certain contractual rights that we have with respect to acquiring such distributors may violate applicable state franchise and distributor laws, which may result in the consummation of such Acquisitions on terms and conditions that are less favorable to us than we currently anticipate, or not at all.

After completion of the Acquisitions, we may fail to realize the expected enhanced revenue, earnings, cash flow, cost savings and other benefits.

The financial success of the Acquisitions will depend, in substantial part, on our ability to successfully combine our business with the businesses of our partially-owned United States and Canadian distributors, transition operations and realize the expected enhanced revenue, earnings, cash flow, cost savings and other benefits from such Acquisitions. While we currently believe that these enhanced revenue, earnings, cash flow, cost savings and other benefits estimates are achievable, it is possible that we will be unable to achieve these objectives within the anticipated time frame, or at all. Our enhanced revenue, earnings, cash flow, cost savings and other benefits estimates also depend on our ability to execute and integrate the Acquisitions in a manner that permits those benefits to be realized. If these estimates turn out to be incorrect or we are not able to execute our integration strategy successfully, the anticipated enhanced revenue, earnings, cash flow, cost savings and other benefits, resulting from the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected.

Specifically, issues that must be addressed in integration in order to realize the anticipated benefits and costs savings of the Acquisitions include, among other things:

•	maintaining and improving management and employee engagement, morale, motivation and productivity;

•	recruiting and retaining executives and key employees;

•	retaining and strengthening relationships with existing customers and attracting new customers;

•	conforming standards, controls, procedures and policies, business cultures and compensation structures among the companies;

•	consolidating and streamlining corporate and administrative infrastructures;

•	consolidating sales, customer service and marketing operations;

•	identifying and eliminating redundant and underperforming operations and assets;

•	integrating the distribution, sales, customer service and administrative support activities among the companies;

•
integrating information technology systems, including those systems managing data security for sensitive employee, customer and vendor information, and diverse network applications across the companies;

•	managing the broadened competitive landscape, including responding to the actions taken by competitors in response to the Acquisitions;

•	coordinating geographically dispersed organizations;

•	managing the additional business risks of businesses that we have not previously directly managed; and

•	managing tax costs or inefficiencies associated with integrating our operations following completion of the Acquisitions.

Delays encountered in the process of integrating the Acquisitions could negatively impact our revenues, expenses, operating results, cash flow and financial condition after completion of the Acquisitions, including through the loss of current customers or suppliers. Although significant benefits, such as enhanced revenue, earnings, cash flow and cost savings, are expected to result from the Acquisitions, there can be no assurance that we will realize any of these anticipated benefits after completion of any or all of the Acquisitions.

Additionally, significant costs are expected to be incurred in connection with the integration of the Acquisitions. We continue to assess the magnitude of these costs and additional unanticipated costs may be incurred, including costs associated with assuming our partially-owned United States and Canadian distributors' exposure to outstanding and anticipated legal claims and other liabilities. Although we believe that the elimination of duplicative costs, as well as the realization of other synergies and efficiencies related to the integration of the Acquisitions, will offset incremental integration-related costs over time, no assurances can be given that this net benefit will be achieved in the near term, or at all. In addition, the process of integrating the operations of our partially- owned United States and Canadian distributors may distract management and employees from delivering against base strategies and objectives, which could negatively impact other segments of our business following the completion of the Acquisitions.

Furthermore, the Acquisitions and the related integration efforts, could result in the departure of key managers and employees, and we may fail to identify managerial resources to fill both executive-level and lower-level managerial positions and replace key employees, including those who oversee customer relationships, any of which could have a negative impact on our business, and, prior to the completion of the Acquisitions, the businesses of our partially-owned United States and Canadian distributors.

The completion of the Acquisitions may be subject to the receipt of certain required clearances or approvals from governmental entities that could prevent or delay their completion or impose conditions that could have an adverse effect on us.

Completion of each of the Acquisitions may be conditioned upon the receipt of certain governmental clearances or approvals, including, but not limited to, the expiration or termination of any applicable waiting periods under U.S. competition and trade laws with respect to such Acquisitions. There can be no assurance that these clearances and approvals will be obtained, and, additionally, government authorities from which these clearances and approvals are required may impose conditions on the completion of any, or all, of the Acquisitions or require changes to their respective terms. If, in order to obtain any clearances or approvals required to complete any of the Acquisitions, we become subject to any material conditions after completion of any of such Acquisitions, our business and results of operations after completion of any of such Acquisitions may be adversely affected.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - August 4, 2013	2,297	$121.43	—	93,071
August 5 - September 1, 2013	4,744	124.96	—	88,203
September 2 - September 29, 2013	10,303	130.61	—	77,030
Total	17,344	127.85	—
_______________________________________________________________________

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

In December 2012, the Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2011 repurchase plan. As of September 29, 2013, we have $937 million available for purchase under this authorization.

During the three months ended September 29, 2013, we repurchased 17,344 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

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

Cummins Inc.
Date:	October 30, 2013

	By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
		Patrick J. Ward		Marsha L. Hunt
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
4(a)
Indenture, dated as of September 16, 2013, by and between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the SEC on September 26, 2013 (Registration Statement No. 333-191189)).

4(b)
First Supplemental Indenture, dated as of September 24, 2013, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Current Report on 8-K, filed by Cummins Inc. with the SEC on September 24, 2013 (File No. 001-04949)).

4(c)
Second Supplemental Indenture, dated as of September 24, 2013, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Current Report on 8-K, filed by Cummins Inc. with the SEC on September 24, 2013 (File No. 001-04949)).

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