Form 10-K
period 2013-12-31
CUMMINS INC
filed 2014-02-18
CIK 26172

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
__________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of the voting stock held by non-affiliates was approximately $20.3 billion at June 30, 2013. This value includes all shares of the registrant's common stock, except for treasury shares.
As of January 31, 2014, there were 186,682,826 shares outstanding of $2.50 par value common stock.
Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for its 2014 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission on Schedule 14A within 120 days after the end of 2013, will be incorporated by reference in Part III of this Form 10-K to the extent indicated therein upon such filing.
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
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION
Certain parts of this annual report contain forward-looking statements intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those that are based on current expectations, estimates and projections about the industries in which we operate and management’s beliefs and assumptions.  Forward-looking statements are generally accompanied by words such as "anticipates," "expects," "forecasts," "intends," "plans," "believes," "seeks," "estimates," "could," "should" or words of similar meaning.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements.  Some future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below and shareholders, potential investors and other readers are urged to consider these future factors carefully in evaluating forward-looking statements.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  Future factors that could affect the outcome of forward-looking statements include the following:

•	a sustained slowdown or significant downturn in our markets;

•	a slowdown in infrastructure development;

•	unpredictability in the adoption, implementation and enforcement of emission standards around the world;

•	the actions of, and income from, joint ventures and other investees that we do not directly control;

•	changes in the engine outsourcing practices of significant customers;

•	a downturn in the North American truck industry or financial distress of a major truck customer;

•	a major customer experiencing financial distress;

•	any significant problems in our new engine platforms;

•	supply shortages and supplier financial risk, particularly from any of our single-sourced suppliers;

•	variability in material and commodity costs;

•	product recalls;

•	competitor pricing activity;

•	increasing competition, including increased global competition among our customers in emerging markets;

•	exposure to information technology security threats and sophisticated"cyber attacks;"

•	political, economic and other risks from operations in numerous countries;

•	changes in taxation;

•	global legal and ethical compliance costs and risks;

•	aligning our capacity and production with our demand;

•	product liability claims;

•	the development of new technologies;

•	obtaining additional customers for our new light-duty diesel engine platform and avoiding any related write-down in our investments in such platform;

•	increasingly stringent environmental laws and regulations;

•	foreign currency exchange rate changes;

•	the price and availability of energy;

•	the performance of our pension plan assets;

•	labor relations;

•	changes in accounting standards;

•	our sales mix of products;

•	protection and validity of our patent and other intellectual property rights;

•	technological implementation and cost/financial risks in our increasing use of large, multi-year contracts;

•	the cyclical nature of some of our markets;

•	the outcome of pending and future litigation and governmental proceedings;

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business;

•	the consummation and integration of the planned acquisitions of our partially-owned United States and Canadian distributors; and

•	other risk factors described in Item IA under the caption "Risk Factors."
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

PART I
ITEM 1.    Business
OVERVIEW
Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of over 600 company-owned and independent distributor locations and over 6,800 dealer locations in more than 190 countries and territories.
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
Engine Segment
Engine segment sales and earnings before interest and taxes (EBIT) as a percentage of consolidated results were:

	Years ended December 31,
	2013	2012	2011
Percent of consolidated net sales(1)	47%	50%	52%
Percent of consolidated EBIT(1)	48%	54%	53%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Engine segment manufactures and markets a broad range of diesel and natural gas powered engines under the Cummins brand name, as well as certain customer brand names, for the heavy- and medium-duty truck, bus, recreational vehicle (RV), light-duty automotive, agricultural, construction, mining, marine, oil and gas, rail and governmental equipment markets. We offer a wide variety of engine products including:

•	Engines with a displacement range of 2.8 to 91 liters and horsepower ranging from 49 to 4,200;

•	New parts and service, as well as remanufactured parts and engines, through our extensive distribution network and

•	The newly developed light-duty diesel engine, which will be sold through the recreational vehicle, pick-up, bus and certain medium-duty truck markets.
Our Engine segment is organized by engine displacement size and serves these end-user markets:

•	Heavy-duty truck - We manufacture diesel engines that range from 310 to 600 horsepower serving global heavy-duty truck customers worldwide.

•
Medium-duty truck and bus - We manufacture medium-duty diesel engines ranging from 200 to 450 horsepower serving medium-duty and inter-city delivery truck customers worldwide, with key markets including North America, Latin America, Europe and Mexico. We also provide diesel or natural gas engines for school buses, transit buses and shuttle buses worldwide, with key markets including North America, Europe, Latin America and Asia.

•
Light-duty automotive and RV - We manufacture 320 to 385 horsepower diesel engines for Chrysler Group, LLC's (Chrysler) heavy-duty chassis cab and pickup trucks and 200 to 600 horsepower diesel engines for Class A motor homes (RVs), primarily in North America.

•
Industrial - We provide mid-range, heavy-duty and high-horsepower engines that range from 49 to 4,200 horsepower for a wide variety of equipment in the construction, agricultural, mining, rail, government, oil and gas, power generation and commercial and recreational marine applications throughout the world. Across these markets we have major customers in North America, Europe/Middle East/Africa (EMEA), China, Korea, Japan, Latin America, India, Russia, Southeast Asia, South Pacific and Mexico.

The principal customers of our heavy- and medium-duty truck engines include truck manufacturers such as PACCAR Inc. (PACCAR), Daimler Trucks North America, Ford Motor Company, Navistar International Corporation (Navistar), MAN Latin America and Volvo. We sell our industrial engines to manufacturers of construction, agricultural and marine equipment, including Komatsu, Belaz, Hyundai, Hitachi and JLG. The principal customers of our light-duty on-highway engines are Chrysler and manufacturers of RVs.
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
Components Segment
Components segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2013	2012	2011
Percent of consolidated net sales(1)	21%	19%	18%
Percent of consolidated EBIT(1)	24%	18%	18%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Components segment supplies products which complement our Engine segment, including aftertreatment systems, turbochargers, filtration products and fuel systems for commercial diesel applications. We manufacture filtration systems for on- and off-highway heavy-duty and mid-range equipment, and we are a supplier of filtration products for industrial and passenger car applications. In addition, we develop aftertreatment systems and turbochargers to help our customers meet increasingly stringent emission standards and fuel systems which to date have primarily supplied our Engine segment and our joint venture partner Scania.
Our Components segment is organized around the following businesses:

•
Emission solutions - Our emission solutions business is a global leader in designing, manufacturing and integrating aftertreatment technology and solutions for the commercial on-and off-highway medium-duty, heavy-duty and high-horsepower engine markets. Our emission solutions business develops and produces various emission solutions, including custom engineering systems and integrated controls, oxidation catalysts, particulate filters, oxides of nitrogen (NOx) reduction systems such as selective catalytic reduction and NOx adsorbers and engineered components such as dosers and sensors. Our emission solutions business primarily serves markets in North America, Europe, Brazil, Russia, Australia and China and serves both OEM and engine first fit and retrofit customers.

•
Turbo technologies - Our turbo technologies business designs, manufactures and markets turbochargers for light-duty, mid-range, heavy-duty and high-horsepower diesel markets with manufacturing facilities in five countries and sales and distribution worldwide. Our turbo technologies business provides critical air handling technologies for engines, including variable geometry turbochargers, to meet challenging performance requirements and worldwide emission standards. Our turbo technologies business primarily serves markets in North America, Europe, Asia and Brazil.

•
Filtration - Our filtration business designs and manufactures filtration, coolant and chemical products. Our filtration business offers over 8,000 products including air filters, fuel filters, fuel water separators, lube filters, hydraulic filters, coolant, diesel exhaust fluid, fuel additives and other filtration systems to OEMs, dealers/distributors and end users. Our filtration business supports a wide customer base in a diverse range of markets including on-highway, off-highway, oil and gas, agriculture, construction, power generation, marine, industrial and light-duty trucks. We produce and sell globally recognized Fleetguard® branded products in over 160 countries including countries in North America, Europe, South America, Asia, Australia and Africa. Fleetguard products are available through thousands of distribution points worldwide.

•	Fuel systems - Our fuel systems business designs and manufactures new and replacement fuel systems primarily for heavy-duty on-highway diesel engine applications and also remanufactures fuel systems.
Customers of our Components segment generally include our Engine and Distribution segments, truck manufacturers and other OEMs, many of which are also customers of our Engine segment, such as PACCAR, Daimler, Volvo, Navistar, Komatsu, Ford and other manufacturers that use our components in their product platforms.
Our Components segment competes with other manufacturers of aftertreatment systems, filtration, turbochargers and fuel systems. Our primary competitors in these markets include Robert Bosch GmbH, Donaldson Company, Inc., Clarcor Inc., Mann+Hummel Group, Honeywell International, Borg-Warner, Tenneco Inc., Eberspacher Holding GmbH & Co. KG and Denso Corporation.
On July 18, 2012, we acquired the doser technology business assets from Hilite Germany GmbH (Hilite) in a $176 million cash transaction. The acquisition was accounted for as a business combination with the majority of the purchase price being allocated to goodwill and technology and customer related intangible assets. The results of the acquired entity for 2012 and 2013 were included in the Components operating segment.
During 2011, we sold certain assets and liabilities of our exhaust business, which manufactured exhaust products and select components for emission systems for a variety of applications not core to our other product offerings, and our light-duty filtration business, which manufactured light-duty automotive and industrial filtration solutions. Both of these businesses were historically included in our Components segment. See Note 2, "ACQUISITIONS AND DIVESTITURES," to our Consolidated Financial Statements for additional detail.
Power Generation Segment
Power Generation segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2013	2012	2011
Percent of consolidated net sales(1)	14%	15%	16%
Percent of consolidated EBIT(1)	10%	12%	14%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Power Generation segment designs and manufactures most of the components that make up power generation systems, including controls, alternators, transfer switches and switchgear. This segment is a global provider of power generation systems, components and services for a diversified customer base, including the following:

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

In the first quarter of 2012, our Power Generation segment reorganized its reporting structure to include the following businesses.

•
Power products - Our power products business manufactures generators for commercial and consumer applications ranging from two kilowatts (kW) to one megawatt (MW) under the Cummins Power Generation and Cummins Onan brands.

•
Power systems - Our power systems business manufactures and sells diesel fuel-based generator sets over one MW, paralleling systems and transfer switches for critical protection and distributed generation applications. We also offer integrated systems that consist of generator sets, power transfer and paralleling switchgear for applications such as data centers, health care facilities and waste water treatment plants.

•
Alternators - Our alternator business (formally called generator technologies prior to the fourth quarter of 2013) designs, manufactures, sells and services A/C generator/alternator products internally as well as to other generator set assemblers. Our products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kilovolt-amperes (kVA) to 30,000 kVA.

•
Power Solutions - Our power solutions business provides natural gas fuel-based turnkey solutions for distributed generation and energy management applications in the range of 300-2000 kW products. The business also serves a global rental account for diesel and gas generator sets.

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
Power Generation competes with a variety of engine manufacturers and generator set assemblers across the world. Our primary competitors are CAT, Tognum (MTU) and Kohler/SDMO (Kohler Group), but we also compete with GE Jenbacher, FG Wilson (CAT group), Generac, Mitsubishi (MHI) and numerous regional generator set assemblers. Our alternators business competes globally with Emerson Electric Co., Marathon Electric and Meccalte, among others.
Distribution Segment
Distribution segment sales and EBIT as a percentage of consolidated results were:

	Years ended December 31,
	2013	2012	2011
Percent of consolidated net sales(1)	18%	16%	14%
Percent of consolidated EBIT(1)	18%	16%	15%
___________________________________________________________
(1) Measured before intersegment eliminations
Our Distribution segment consists of 27 company-owned and 15 joint venture distributors that service and distribute the full range of our products and services to end-users at over 400 locations in approximately 80 distribution territories. Our company-owned distributors are located in key markets, including North America, Australia, Europe, the Middle East, India, China, Africa, Russia, Japan, Brazil, Singapore and Central America, while our joint venture distributors are located in key markets, including North America, South America, Africa, China, Thailand, Singapore and Vietnam.
The Distribution segment consists of the following businesses which service and/or distribute the full range of our products and services:

•	Parts and filtration,

•	Power generation,

•	Engines and

•	Service.

The Distribution segment is organized into five primary geographic regions:

•	North and Central America,

•	Asia Pacific,

•	Europe and the Middle East (EME),

•	Africa and

•	South America.
Asia Pacific and EME are composed of six smaller regional distributor organizations (South Pacific, Greater Europe, the Middle East, China, India and Northeast/Southeast Asia) which allow us to better manage these vast geographic territories.
North and Central America are comprised of a network of wholly-owned and partially-owned distributors. Internationally, our network consists of independent, partially-owned and wholly-owned distributors. Through these networks, we provide parts and service to our customers. These full-service solutions include maintenance contracts, engineering services and integrated products, where we customize our products to cater to specific needs of end-users. Our distributors also serve and develop dealers, predominantly OEM dealers, in their territories by providing new products, technical support, tools, training, parts and product information.
In addition to managing our involvement with our wholly-owned and partially-owned distributors, our Distribution segment is responsible for managing the performance and capabilities of our independent distributors. Our Distribution segment serves a highly diverse customer base with approximately 44 percent of its 2013 sales being generated from new engines and power generation equipment, compared to 45 percent in 2012, with its remaining sales generated by parts and filtration and service revenue.
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
In December 2013, we acquired the remaining 35 percent interest in Cummins Western Canada LP (Western Canada) from the former principal for consideration of approximately $34 million. This entity was previously consolidated and, as a result, the acquisition was not treated as a business combination but as an equity transaction. This acquisition was made in accordance with our planned strategy.
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
In January 2013, we acquired an additional 29.99 percent interest in Cummins Northwest LLC (Northwest) from the former principal for consideration of approximately $18 million.   We formed a new partnership with a new distributor principal.  We owned 79.99 percent of Northwest and the new distributor principal owned 20.01 percent. The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution operating segment in the first quarter of 2013. In July 2013, we acquired the remaining 20.01 percent from the former distributor principal for an additional $4 million.
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
See Note 2, "ACQUISITIONS AND DIVESTITURES," to our Consolidated Financial Statements for additional detail.

JOINT VENTURES, ALLIANCES AND NON-WHOLLY-OWNED SUBSIDIARIES
We have entered into a number of joint venture agreements and alliances with business partners around the world. Our joint ventures are either distribution or manufacturing entities. We also own controlling interests in non-wholly-owned manufacturing and distribution subsidiaries. Five entities, in which we own more than a 50 percent equity interest, are consolidated in our Distribution segment results as well as several manufacturing joint ventures in the other operating segments.
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
Our equity income from these investees was as follows:

	Years ended December 31,
In millions	2013		2012		2011
Distribution Entities
North American distributors	$129	40%	$147	42%	$134	36%
Komatsu Cummins Chile, Ltda.	25	8%	26	8%	22	6%
All other distributors	1	—%	4	1%	4	1%
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	63	19%	52	15%	80	21%
Chongqing Cummins Engine Company, Ltd.	58	18%	61	18%	68	18%
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(21)	(6)%	(13)	(4)%	(6)	(2)%
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	17	5%	5	1%	(7)	(2)%
Shanghai Fleetguard Filter Co., Ltd.	13	4%	13	4%	15	4%
Tata Cummins, Ltd.	5	2%	11	3%	14	4%
Cummins Westport, Inc.	4	1%	14	4%	14	4%
All other manufacturers	31	9%	27	8%	37	10%
Cummins share of net income(1)	$325	100%	$347	100%	$375	100%
___________________________________________________________
(1) This total represents our share of net income of our equity investees and is exclusive of royalties and interest income from our equity investees. To see how this amount reconciles to "Equity, royalty and interest income from investees" in the Consolidated Statements of Income, see Note 3, "INVESTMENTS IN EQUITY INVESTEES," to our Consolidated Financial Statements.
Distribution Entities

•
North American Distributors - As of December 31, 2013, our distribution channel in North America included nine unconsolidated partially-owned distributors. Our equity interests in these nonconsolidated entities ranged from 37 percent to 50 percent. We also had more than a 50 percent ownership interest in three partially owned distributors which we consolidate. While each distributor is a separate legal entity, the business of each is substantially the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

•
Komatsu Cummins Chile, Ltda. - Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in the Chilean and Peruvian markets.

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
Manufacturing Entities
Our manufacturing joint ventures have generally been formed with customers and generally are intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Generation segment manufacturing facilities. Our Components segment joint ventures and wholly owned entities provide fuel systems, filtration, aftertreatment systems and turbocharger products that are used in our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest are included in “Equity, royalty and interest income from investees” and “Investments and advances related to equity method investees” in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.

•
Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. (CCEC) is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines, primarily serving the industrial and stationary power markets in China.

•
Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation (Dongfeng), one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces Cummins 4- to 13-liter mechanical engines, full-electric diesel engines, with a power range from 125 to 545 horsepower, and natural gas engines.

•
Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which consists of two distinct lines of business, a light-duty business and a heavy-duty business. The light-duty business produces ISF 2.8 liter and ISF 3.8 liter families of our high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of marine, small construction equipment and industrial applications are also served by these engine families. The heavy-duty business has been in the development stage for the past several years but is scheduled to start the production of ISG 10.5 liter and ISG 11.8 liter families of our high performance heavy-duty diesel engines in the second quarter of 2014 in Beijing. These engines will be used in heavy-duty commercial trucks in China and subsequently in world wide markets. Certain types of construction equipment and industrial applications will also be served by these engine families in the future.

•	Shanghai Fleetguard Filter Co., Ltd. - Shanghai Fleetguard Filter Co., Ltd. is a joint venture in China with Dongfeng that manufactures filtration systems.

•
Cummins Westport, Inc. - Cummins Westport, Inc. is a joint venture in Canada with Westport Innovations Inc. to market and sell automotive spark-ignited natural gas engines and to participate in joint technology projects on low-emission technologies.

•
Tata Cummins, Ltd. - Tata Cummins, Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures engines in India for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications.

•
Komatsu manufacturing alliances - Komatsu manufacturing alliances consists of two manufacturing joint ventures and one design joint venture including Komatsu Cummins Engine Company (KCEC) in Japan and Cummins Komatsu Engine Company (CKEC) in the United States (U.S.) with Komatsu Ltd. These joint ventures manufacture Cummins-designed medium-duty engines in Japan and Komatsu-designed high-horsepower engines in the U.S. The industrial engine design joint venture is located in Japan.

•
Cummins-Scania XPI Manufacturing, LLC - Cummins-Scania XPI Manufacturing, LLC is a joint venture in the United States with Scania Holding, Inc. This joint venture manufactures several models of advanced fuel systems for heavy-duty and midrange diesel engines.

•
Cummins Olayan Energy Ltd. - Cummins Olayan Energy Ltd. is a joint venture in the Kingdom of Saudi Arabia with General Contracting Company to operate certain rental power generation equipment, which is primarily utilized within the Kingdom of Saudi Arabia.

•
Guangxi Cummins Industrial Power Co., Ltd. - Guangxi Cummins Industrial Power Co., Ltd. is a joint venture in China with Guangxi LiuGong Machinery Co. This joint venture manufactures 6.7 liter and 9.3 liter diesel engines for use in various construction equipment.

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
SUPPLY
The performance of the end-to-end supply chain, extending through to our suppliers, is foundational to our ability to meet customers' expectations and support long-term growth. We are committed to having a robust strategy for how we select and manage our suppliers to enable a market focused supply chain. This requires us to continuously evaluate and upgrade our supply base, as necessary, to ensure we are meeting the needs of our customers.
We have a strategic sourcing policy that guides decisions on what we make internally, what we purchase externally and when we establish supplier partnerships to provide the lowest total cost and highest supply chain performance. Today we machine and assemble strategic components used in our engines and power generation units, including blocks, heads, turbochargers, connecting rods, camshafts, crankshafts, filters, alternators and fuel systems. We source externally purchased material and manufactured components from global leading suppliers both domestically and internationally. Many key suppliers are managed through long-term supply agreements that assure capacity, delivery, quality and cost requirements are met over an extended period. Approximately 60 to 70 percent of the direct material in our product designs are single sourced to external suppliers. Although we elected to source a relatively high proportion of our total raw materials and components from single suppliers, we have an established annual sourcing strategy process and risk assessment procedures to evaluate risk. These processes are leading us to increase our use of dual and parallel sourcing to both minimize risk and increase supply chain responsiveness.
Other important elements of our sourcing strategy include:

•	working with suppliers to measure and improve their environmental footprint,

•	selecting and managing suppliers to comply with our supplier code of conduct and

•	assuring our suppliers do not use restricted or prohibited materials in our products.
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
LARGEST CUSTOMERS
We have thousands of customers around the world and have developed long-standing business relationships with many of them. PACCAR is our largest customer, accounting for approximately 12 percent of our consolidated net sales in 2013, compared to approximately 13 percent in 2012 and 12 percent in 2011. We have long-term supply agreements with PACCAR for our heavy-duty ISX 15 liter and ISX 11.9 liter engines and our ISL 9 liter mid-range engine. While a significant number of our sales to PACCAR are under long-term supply agreements, these agreements provide for particular engine requirements for specific vehicle models and not a specific volume of engines. PACCAR is our only customer accounting for more than 10 percent of our net sales in 2013. The loss of this customer or a significant decline in the production level of PACCAR vehicles that use our engines would have an adverse effect on our results of operations and financial condition. We have been an engine supplier to PACCAR for over 69 years. A summary of principal customers for each operating segment is included in our segment discussion.
In addition to our agreement with PACCAR, we have long-term heavy-duty engine supply agreements with Navistar and Volvo Trucks North America and long-term mid-range supply agreements with Daimler Trucks North America, Navistar, MAN and Ford. We also have an agreement with Chrysler to supply engines for its Ram trucks. In our off-highway markets, we have various engine and component supply agreements ranging across our midrange and high-horsepower businesses with Komatsu Ltd., as well as various joint ventures and other license agreements in our Engine, Component and Distribution segments. Collectively, our net sales to these eight customers, including PACCAR, was approximately 36 percent of our consolidated net sales in 2013, compared to approximately 35 percent in 2012 and 33 percent in 2011. Excluding PACCAR, net sales to any single customer were less than 7 percent of our consolidated net sales in 2013, compared to less than 8 percent in 2012 and less than 6 percent in 2011. These agreements contain standard purchase and sale agreement terms covering engine and engine parts pricing, quality and delivery commitments, as well as engineering product support obligations. The basic nature of our agreements with OEM customers is that they are long-term price and operations agreements that help assure the availability of our products to each customer through the duration of the respective agreements. Agreements with most OEMs contain bilateral termination provisions giving either party the right to terminate in the event of a material breach, change of control or insolvency or bankruptcy of the other party.
BACKLOG
Our 2013 lead times for the majority of our businesses improved from their 2012 levels. While we have supply agreements with some truck and off-highway equipment OEMs, most of our business is transacted through open purchase orders. These open orders are historically subject to month-to-month releases and are subject to cancellation on reasonable notice without cancellation charges and therefore are not considered firm. As of December 31, 2013, we did not have any significant backlogs.
RESEARCH AND DEVELOPMENT EXPENSE
In 2013, we decreased our research, development and engineering expenses slightly as we continued to invest in future critical technologies and products. We will continue to make investments to improve our current technologies, continue to meet the future emission requirements around the world and improve fuel economy.
Our research and development program is focused on product improvements, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers to fund a portion of the research and development costs of a particular project. We generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $700 million in 2013, $721 million in 2012 and $621 million in 2011. Contract reimbursements were $76 million in 2013, $86 million in 2012 and $75 million in 2011.

For 2011, approximately $1 million, or less than 1 percent, of our research and development expenditures were directly related to compliance with 2010 Environmental Protection Agency (EPA) emission standards. For 2013, 2012 and 2011, approximately $15 million, $101 million and $104 million, or 2 percent, 14 percent and 17 percent, respectively, of our research and development expenditures were directly related to compliance with 2013 EPA emission standards. For 2013, approximately $32 million, or 5 percent, of our research and development expenditures was directly related to compliance with 2017 EPA emission standards.
ENVIRONMENTAL SUSTAINABILITY
Our 10 Environmental Sustainability principles attempt to positively impact the environment through the products that we make, how we use our facilities and manage our supply chain and how we improve the communities where we live and work. Using these guiding principles and with the input of key stakeholder areas, our Corporate Action Committee for Environmental Sustainability in 2013 developed the Company's first Global Environmental Sustainability Plan to more fully integrate environmental stewardship across all of our businesses and functions. We continue to invest significantly in our products to further reduce emissions and increase efficiency. We attempt to work collaboratively with customers to improve their fuel economy, reduce their carbon footprints and conserve other resources. Over the past five years, we believe that we have reduced company-wide water usage intensity by approximately 47 percent, U.S.-wide process-derived hazardous waste generation by approximately 56 percent and company-wide landfill waste by approximately 21 percent, all normalized to total work hours. As part of the U.S. Department of Energy's Better Buildings, Better Plants program, we have pledged to achieve a 25 percent energy intensity (energy use adjusted for sales) reduction by 2015; at the end of 2012, we had achieved a 34 percent reduction. We also have articulated our positions on key public policy issues and on a wide range of environmental issues. We are actively engaged with regulatory, industry and other stakeholder groups around the world as greenhouse gas and fuel efficiency standards become more prevalent globally. For the ninth consecutive year, we were named to the Dow Jones World Sustainability Index, which recognizes the top 10 percent of the world’s largest 2,500 companies in economic, environmental and social leadership. Our Sustainability Report for 2012/2013 and prior reports as well as an addendum of more detailed environmental data is available on our website at www.cummins.com, although such report and addendum are not incorporated into this Form 10-K.
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
EU and EPA Engine Certifications
The current on-highway emission standards came into effect in the EU on January 1, 2013 (Euro VI) and on January 1, 2010 for the EPA. To meet the more stringent heavy-duty on-highway emission standards, we used an evolution of our proven selective catalytic reduction (SCR) and exhaust gas recirculation (EGR) technology solutions and refined them for the EU and EPA certified engines to maintain power and torque with substantial fuel economy improvement and maintenance intervals comparable with our previous compliant engines. We offer a complete lineup of on-highway engines to meet the near-zero emission standards. Mid-range and heavy-duty engines for EU and EPA require NOx aftertreatment. NOx reduction is achieved by an integrated technology solution comprised of the XPI High Pressure Common Rail fuel system, SCR technology, next-generation cooled EGR, advanced electronic controls, proven air handling and the Cummins Diesel Particulate Filter (DPF). The EU, EPA, and CARB have certified that our engines meet the current emission requirements. Emission standards in international markets, including Japan, Mexico, Australia, Brazil, Russia, India and China are becoming more stringent. We believe that our experience in meeting the EU and EPA emission standards leaves us well positioned to take advantage of opportunities in these markets as the need for emission control capability grows.

We have received certification from the EPA that we have met both the EPA 2013 and 2014 GHG regulations and rules. The EPA 2013 regulations add the requirement of On-Board Diagnostics, which were introduced on the ISX15 in 2010, across the full on-highway product line in 2013 in addition to maintaining the same near-zero emission levels of NOx and Particulate Matter (PM) required in 2010. On-Board Diagnostics provide enhanced service capability with standardized diagnostic trouble codes, service tool interface, in-cab warning lamp and service information availability. The new GHG and fuel-efficiency regulations will be required for all heavy-duty diesel and natural gas engines beginning in January 2014. Our GHG certification is the first engine certificate issued by the EPA and uses the same proven base engine with the XPI fuel system, Variable Geometry Turbocharger (VGTTM), Cummins Aftertreatment System with DPF and SCR technology.
Other Environmental Statutes and Regulations
Expenditures for environmental control activities and environmental remediation projects at our facilities in the U.S. have not been a substantial portion of our annual capital outlays and are not expected to be material in 2013. We believe we are in compliance in all material respects with laws and regulations applicable to our plants and operations.
In the U.S., pursuant to notices received from federal and state agencies and/or defendant parties in site environmental contribution actions, we have been identified as a potentially responsible party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended or similar state laws, at less than 20 waste disposal sites. Based upon our experiences at similar sites we believe that our aggregate future remediation costs will not be significant. We have established accruals that we believe are adequate for our expected future liability with respect to these sites.
In addition, we have several other sites where we are working with governmental authorities on remediation projects. The costs for these remediation projects are not expected to be material.
EMPLOYEES
As of December 31, 2013, we employed approximately 47,900 persons worldwide. Approximately 15,650 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2014 and 2016.
AVAILABLE INFORMATION
We file annual, quarterly and current reports, proxy statements and other information electronically with the Securities and Exchange Commission (SEC). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Cummins) file electronically with the SEC. The SEC's internet site is www.sec.gov.
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

EXECUTIVE OFFICERS OF THE REGISTRANT
Following are the names and ages of our executive officers, their positions with us as of January 31, 2014, and summaries of their backgrounds and business experience:

Name and Age	Present Cummins Inc. position and year appointed to position	Principal position during the past five years other than Cummins Inc. position currently held
N. Thomas Linebarger (51)	Chairman of the Board of Directors and Chief Executive Officer (2012)	President and Chief Operating Officer (2008-2011)
Sharon R. Barner (56)	Vice President—General Counsel (2012)
Partner—Law firm of Foley & Lardner (2011-2012)
Deputy Under Secretary of Commerce—Intellectual Property and Deputy Director of the United States Patent and Trademark Office (2009-2011)
Partner—Law firm of Foley & Lardner (1996-2009)

Pamela L. Carter (64)	Vice President and President—Distribution Business (2007)
Steven M. Chapman (59)	Group Vice President—China and Russia (2009)	Vice President—Emerging Markets and Businesses (2005-2009)
Jill E. Cook (50)	Vice President—Human Resources (2003)
Richard J. Freeland (56)	Vice President and President—Engine Business (2010)	Vice President and President—Components Group (2008-2010)
Richard E. Harris (61)	Vice President—Chief Investment Officer (2008)
Mark A. Levett (64)	Vice President—Corporate Responsibility and Chief Executive Officer - Cummins Foundation (2013)	General Manager and Vice President—High Horsepower (1999-2013)
Marsha L. Hunt (50)	Vice President—Corporate Controller (2003)
Marya M. Rose (51)	Vice President—Chief Administrative Officer (2011)	Vice President—General Counsel and Corporate Secretary (2001-2011)
Livingston L. Satterthwaite (53)	Vice President and President—Power Generation (2008)
Anant J. Talaulicar (52)	Vice President and President—Components Group (2010), Vice President and Managing Director—India ABO (2004)	Chairman and Managing Director—Cummins India Ltd. (2003-present)
John C. Wall (62)	Vice President—Chief Technical Officer (2000)
Patrick J. Ward (50)	Vice President—Chief Financial Officer (2008)
Lisa M. Yoder (50)	Vice President—Global Supply Chain & Manufacturing (2011)	Vice President—Corporate Supply Chain (2010-2011), Executive Director—Supply Chain & Operations-Power Generation (2007-2010)
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
Global economic uncertainty continued throughout 2013 as we experienced declining or relatively flat demand in many global markets. If the global economy or some of our significant markets encounter a sustained slowdown; depending upon the length, duration and severity of such a slowdown, our results of operations, financial condition and cash flow would almost certainly be materially adversely affected. Specifically, our revenues would likely decrease, we may be forced to consider further restructuring actions, we may need to increase our allowance for doubtful accounts, our days sales outstanding may increase and we could experience impairments to assets of certain of our businesses.
A slowdown in infrastructure development could adversely affect our business.
Infrastructure development has been a significant driver of our business in recent years, especially in the emerging markets of China and Brazil. General weakness in economic growth or the perception that infrastructure has been overbuilt could lead to a decline in infrastructure spending. Any sustained downturns in infrastructure development that result from these or other circumstances could adversely affect our business.
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

In addition to these risks, the nature and timing of government implementation and enforcement of increasingly stringent emission standards in emerging markets are unpredictable and subject to change, or delays which could result in the products we developed or modified to comply with these standards becoming unnecessary or becoming necessary later than expected and in some cases negating our competitive advantage. This in turn can delay, diminish or eliminate the expected return on capital and research expenditures that we have invested in such products and may adversely affect our perceived competitive advantage in being an early, advanced developer of compliant engines.
We derive significant income from investees that we do not directly control.
Our net income includes significant equity, royalty and interest income from investees that we do not directly control. For 2013, we recognized $361 million of equity, royalty and interest income from investees, compared to $384 million in 2012. The majority of our equity, royalty and interest income from investees is from our nine unconsolidated North American distributors and from two of our joint ventures in China, Dongfeng Cummins Engine Company, Ltd. (DCEC) and Chongqing Cummins Engine Company, Ltd. (CCEC). Our equity ownership interests in our unconsolidated North American distributors ranged from 50 percent to 50 percent at December 31, 361. We have percent equity ownership interests in DCEC and CCEC. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations.

Our truck manufacturers and original equipment manufacturers (OEMs) customers may not continue to outsource their engine supply needs.
Several of our engine customers, including PACCAR, Volvo AB, Navistar, Chrysler and DCEC, are truck manufacturers or OEMs that manufacture engines for some of their own products. Despite their own engine manufacturing abilities, these customers have historically chosen to outsource certain types of engine production to us due to the quality of our engine products, our emission capabilities, our systems integration, their customers' preferences, their desire for cost reductions, their desire for eliminating production risks and their desire to maintain company focus. However, there can be no assurance that these customers will continue to outsource, or outsource as much of, their engine production in the future. Increased levels of OEM vertical integration could result from a number of factors, such as shifts in our customers' business strategies, acquisition by a customer of another engine manufacturer, the inability of third-party suppliers to meet product specifications and the emergence of low-cost production opportunities in foreign countries. Any significant reduction in the level of engine production outsourcing from our truck manufacturer or OEM customers could have a material adverse effect on our results of operations.
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
The discovery of any significant problems with our recently-introduced engine platforms in North America could materially adversely impact our results of operations, financial condition and cash flow.
The EPA and CARB have certified all of our 2012/2013 on-highway and off-highway engines, which utilize SCR technology to meet requisite emission levels. We introduced SCR technology into our engine platforms in 2010. The effective performance of SCR technology and the overall performance of these engine platforms impact a number of our operating segments and remain crucial to our success in North America. While these 2010 and 2013 engine platforms have performed well in the field, the discovery of any significant problems in these platforms could result in recall campaigns, increased warranty costs, reputational risk and brand risk, and could materially adversely impact our results of operations, financial condition and cash flow.
We are vulnerable to supply shortages from single-sourced suppliers.
During 2013, we single sourced approximately 60 to 70 percent of the total types of parts in our product designs. Any delay in our suppliers' deliveries may adversely affect our operations at multiple manufacturing locations, forcing us to seek alternative supply sources to avoid serious disruptions. Delays may be caused by factors affecting our suppliers, including capacity constraints, labor disputes, economic downturns, availability of credit, the impaired financial condition of a particular supplier, suppliers' allocations to other purchasers, weather emergencies, natural disasters or acts of war or terrorism. Any extended delay in receiving critical supplies could impair our ability to deliver products to our customers and our results of operations.
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
The completion of our plan to acquire all of the equity we do not already own of our partially- owned United States and Canadian distributors (each, an ''Acquisition,'' and collectively, the ''Acquisitions''), is subject to various risks, including, among other things, our ability to realize the full extent of the incremental revenue, earnings, cash flow, cost savings and other benefits that we expect to realize as a result of the completion of the Acquisitions within the anticipated time frame, or at all; the costs that are expected to be incurred in connection with evaluating, negotiating, consummating and integrating the Acquisitions; the ability of management to focus adequate time and attention on evaluating, negotiating, consummating and integrating the Acquisitions; and diversion of management's attention from base strategies and objectives, both during and after the acquisition process. Further, as with all merger and acquisition activity, there can be no assurance that we will be able to negotiate, consummate and integrate the Acquisitions in accordance with our plans. Those persons holding the third-party ownership of our partially-owned United States and Canadian distributors may not agree to our acquisition proposals, including the terms and conditions thereof, and may claim that our proposals to exercise certain contractual rights that we have with respect to acquiring such distributors may violate applicable state franchise and distributor laws, which may prohibit, delay or otherwise adversely affect the consummation of such Acquisitions on terms and conditions that are less favorable to us than we currently anticipate, or not at all.
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
Completion of each of the Acquisitions may be conditioned upon the receipt of certain governmental clearances or approvals, including, but not limited to, the expiration or termination of any applicable waiting periods under U.S. competition and trade laws with respect to such Acquisitions as well as applicable state regulations and restrictions. There can be no assurance that these clearances and approvals will be obtained, and, additionally, government authorities from which these clearances and approvals are required may impose conditions on the completion of any, or all, of the Acquisitions or require changes to their respective terms. If, in order to obtain any clearances or approvals required to complete any of the Acquisitions, we become subject to any material conditions after completion of any of such Acquisitions, our business and results of operations after completion of any of such Acquisitions may be adversely affected.
We face significant competition in the markets we serve.
The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. We primarily compete in the market with diesel engines and related diesel products; however, new technologies continue to be developed for gasoline, natural gas and other technologies and we will continue to face new competition from these expanding technologies. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support. We also face competitors in some emerging markets who have established local practices and long standing relationships with participants in these markets. There can be no assurance that our products will be able to compete successfully with the products of other companies and in other markets. For a more complete discussion of the competitive environment in which each of our segments operates, see “Operating Segments” in “Item 1 Business.”

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
We are exposed to, and may be adversely affected by, information technology security threats and sophisticated "cyber attacks."
We rely on our information technology systems and networks in connection with various of our business activities. Some of these networks and systems are managed by third party service providers and are not under our direct control. Our operations routinely involve receiving, storing, processing and transmitting sensitive information pertaining to our business, customers, dealers, suppliers, employees and other sensitive matters. Information technology security threats, including security breaches, computer malware and other “cyber attacks” are increasing in both frequency and sophistication. These threats could create financial liability, subject us to legal or regulatory sanctions or damage our reputation with customers, dealers, suppliers and other stakeholders. We continuously seek to maintain a robust program of information security and controls, but the impact of a material information technology event could have a material adverse effect on our competitive position, reputation, results of operations, financial condition and cash flow.
We are exposed to political, economic and other risks that arise from operating a multinational business.
Approximately 52 percent of our net sales for 2013 and 53 percent in 2012 were attributable to customers outside the U.S. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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
We may need to write off significant investments in our new North American light-duty diesel engine platform if customer commitments deteriorate.
We began development of a new North American light-duty diesel engine platform in July 2006 to be used in a variety of on- and off-highway applications. Since that time, and as of December 31, 2013, we have capitalized investments of approximately $242 million. Market uncertainty due to the global recession resulted in some customers delaying or cancelling their vehicle programs, while others remained active. In August 2013, we reached an agreement to supply Nissan Motor Co. Ltd. with our light-duty diesel engine beginning in 2015, however, if customer expectations or volume projections deteriorate from our current expected levels and we do not identify new customers, we may need to recognize an impairment charge and write the assets down to net realizable value.
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

We are subject to foreign currency exchange rate and other related risks.
We conduct operations in many areas of the world involving transactions denominated in a variety of currencies. We are subject to foreign currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our results of operations. While we customarily enter into financial transactions that attempt to address these risks and many of our supply agreements with customers include foreign currency exchange rate adjustment provisions, there can be no assurance that foreign currency exchange rate fluctuations will not adversely affect our results of operations. In addition, while the use of currency hedging instruments may provide us with some protection from adverse fluctuations in foreign currency exchange rates, by utilizing these instruments we potentially forego the benefits that might result from favorable fluctuations in foreign currency exchange rates.

We also face risks arising from the imposition of foreign exchange controls and currency devaluations. Foreign exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation.
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
We sponsor both funded and unfunded domestic and foreign defined benefit pension and other retirement plans. Our pension cost and the required contributions to our pension plans are directly affected by the value of plan assets, the projected and actual rates of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the discount rate at which future projected and accumulated pension obligations are discounted to a present value. We could experience increased pension cost due to a combination of factors, including the decreased investment performance of pension plan assets, decreases in the discount rate and changes in our assumptions relating to the expected return on plan assets.

Significant declines in future financial and stock market conditions could cause material losses in our pension plan assets, which could result in increased pension cost in future years and adversely impact our results of operations, financial condition and cash flow. Depending upon the severity of market declines and government regulatory changes, we may be legally obligated to make pension payments in the U.S. and perhaps other countries and these contributions could be material.
We may be adversely impacted by work stoppages and other labor matters.
As of December 31, 2013, we employed approximately 47,900 persons worldwide. Approximately 15,650 of our employees worldwide are represented by various unions under collective bargaining agreements that expire between 2014 and 2016. While we have no reason to believe that we will be materially impacted by work stoppages or other labor matters, there can be no assurance that future issues with our labor unions will be resolved favorably or that we will not encounter future strikes, work stoppages, or other types of conflicts with labor unions or our employees. Any of these consequences may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many of our customers and suppliers have unionized work forces. Work stoppages or slow-downs experienced by our customers or suppliers could result in slow-downs or closures that would have a material adverse effect on our results of operations, financial condition and cash flow.

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
ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Manufacturing Facilities
Our principal manufacturing facilities include our plants used by the following segments in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.
Engine	Indiana: Columbus, Seymour	Brazil: Sao Paulo
	Tennessee: Memphis	India: Pune, Phaltan
	New Mexico: Clovis	Mexico: San Luis Potosi
	New York: Lakewood	U.K.: Darlington, Daventry, Cumbernauld
North Carolina: Whitakers
Components	Indiana: Columbus	Australia: Kilsyth
	Iowa: Lake Mills	Brazil: Sao Paulo
	South Carolina: Charleston	China: Beijing, Shanghai, Wuxi, Wuhan
	Tennessee: Cookeville	France: Quimper
	Wisconsin: Mineral Point, Neillsville	Germany: Marktheidenfeld
India: Pune, Daman, Dewas, Pithampur, Rudrapur
Mexico: Ciudad Juarez, San Luis Potosi
South Africa: Pretoria, Johannesburg
South Korea: Suwon
Turkey: Ismir
U.K.: Darlington, Huddersfield
Power Generation	Indiana: Elkhart	Brazil: Sao Paulo
	Minnesota: Fridley	China: Wuxi, Wuhan
Germany: Ingolstadt
India: Pirangut, Ahmendnagar, Ranjangaon, Phaltan
Mexico: San Luis Potosi
Romania: Craiova
U.K.: Margate, Manston, Stamford
In addition, engines and engine components are manufactured by joint ventures or independent licensees at manufacturing plants in the U.S., China, India, South Korea, Mexico and Sweden.

Distribution Facilities
The principal distribution facilities used by our Distribution and Engine segments are located in the following locations:

Segment	U.S. Facilities	Facilities Outside the U.S.
Distribution	Alaska: Anchorage	Australia: Scoresby
	Colorado: Commerce City, Henderson	Germany: Gross Gerau
	Kansas: Wichita	India: Pune
	Massachusetts: Dedham	Japan: Tokyo
	Missouri: Kansas City	Korea: Chonan
	Nebraska: Omaha	Russia: Moscow
	New Mexico: Farmington	Singapore: Singapore SG
	New York: Bronx	South Africa: Johannesburg
	Oregon: Portland	U.K.: Wellingborough
	Pennsylvania: Bristol, Harrisburg	United Arab Emirates: Dubai
Utah: Salt Lake City
Washington: Renton, Spokane
Engine	Tennessee: Memphis	Belgium: Rumst
Singapore: Singapore
Headquarters and Other Offices
Our Corporate Headquarters are located in Columbus, Indiana. Additional marketing and operational headquarters are in the following locations:

U.S. Facilities	Facilities Outside the U.S.
Indiana: Columbus, Indianapolis	China: Beijing, Shanghai, Wuhan
Tennessee: Nashville	India: Pune
Washington DC	U.K.: Staines, Stockton
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
(b)   Use of proceeds—not applicable.
(c)   The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
September 30 - November 3, 2013	1,983	$130.06	—	75,555
November 4 - December 1, 2013	718,347	129.21	715,963	72,140
December 2 - December 31, 2013	7,776	135.07	—	62,796
Total	728,106	$129.28	715,963
_____________________________________________________________
(1) Shares purchased represent shares under our Key Employee Stock Investment Plan established in 1969 (there is no maximum repurchase limitation in this plan) and the 2012 Board of Directors authorized $1 billion share repurchase program.
(2) These values reflect the sum of shares held in loan status under our Key Employee Stock Investment Plan.  The repurchase program authorized by the Board of Directors does not limit the number of shares that may be purchased and was excluded from this column.
In February 2011, the Board of Directors authorized the acquisition of an additional $1 billion of our common stock beginning in 2011. In 2013, we completed this authorization, purchasing the remaining $226 million or 2.0 million shares. We acquired $256 million or 2.6 million shares and $518 million or 5.3 million shares in 2012 and 2011, respectively.
In December 2012, the Board of Directors authorized the acquisition of an additional $1 billion of our common stock upon completion of the 2011 repurchase program. In 2013, we acquired $155 million or 1.3 million shares of our common stock leaving $845 million available for purchase under this new authorization at December 31, 2013.
During the fourth quarter of 2013, we repurchased 12,143 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

Performance Graph (Unaudited)
The following Performance Graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any of our future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.
The following graph compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and an index of peer companies selected by us. Our peer group includes BorgWarner Inc, Caterpillar, Inc., Daimler AG, Danaher Corporation, Deere & Company, Donaldson Company Inc., Eaton Corporation, Emerson Electric Co., W.W. Grainger Inc., Honeywell International, Illinois Tool Works Inc., Ingersoll-Rand Company Ltd., Navistar, PACCAR, Parker-Hannifin Corporation, Textron Inc. and Volvo AB. Each of the measures of cumulative total return assumes reinvestment of dividends. The comparisons in this table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
AMONG CUMMINS INC., S&P 500 INDEX AND CUSTOM PEER GROUP

ASSUMES $100 INVESTED ON DEC. 31, 2008
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DEC. 31, 2013

ITEM 6.    Selected Financial Data
The selected financial information presented below for each of the last five years ended December 31, beginning with 2013, was derived from our Consolidated Financial Statements. This information should be read in conjunction with our Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In millions, except per share amounts	2013	2012	2011	2010	2009
For the years ended December 31,
Net sales	$17,301	$17,334	$18,048	$13,226	$10,800
U.S. percentage of sales	48%	47%	41%	36%	48%
Non-U.S. percentage of sales	52%	53%	59%	64%	52%
Gross margin	4,383	4,508	4,589	3,168	2,169
Research, development and engineering expenses	713	728	629	414	362
Equity, royalty and interest income from investees	361	384	416	351	214
Interest expense	41	32	44	40	35
Net income attributable to Cummins Inc.(1)	1,483	1,645	1,848	1,040	428
Earnings per share attributable to Cummins Inc.
Basic	$7.93	$8.69	$9.58	$5.29	$2.17
Diluted	7.91	8.67	9.55	5.28	2.16
Cash dividends declared per share	2.25	1.80	1.325	0.875	0.70
Net cash provided by operating activities	$2,089	$1,532	$2,073	$1,006	$1,137
Capital expenditures	676	690	622	364	310
At December 31,
Cash and cash equivalents	$2,699	$1,369	$1,484	$1,023	$930
Total assets	14,728	12,548	11,668	10,402	8,816
Long-term debt(2)	1,672	698	658	709	637
Total equity(3)	7,870	6,974	5,831	4,996	4,020
_____________________________________________________________
(1) For the year ended December 31, 2012, consolidated net income included $52 million of restructuring and other charges ($35 million after-tax), a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures and a $20 million charge ($12 million after-tax) related to legal matters. For the year ended December 31, 2011, consolidated net income included a $68 million gain ($37 million after-tax) related to the disposition of certain assets and liabilities of our exhaust business and a $53 million gain ($33 million after-tax) recorded for the disposition of certain assets and liabilities of our light-duty filtration business, both from the Components segment, and a $38 million gain ($24 million after-tax) related to flood damage recoveries from the insurance settlement related to a June 2008 flood in Southern Indiana. For the year ended December 31, 2010, consolidated net income included $32 million in Brazil tax recoveries ($21 million after-tax) and $2 million in flood damage expenses. For the year ended December 31, 2009, consolidated net income included $99 million in restructuring and other charges ($65 million after-tax) and a gain of $12 million related to flood damage recoveries.
(2) In September 2013, we issued $1 billion of senior unsecured debt.
(3) In 2013, 2012, 2011 and 2010, we recorded non-cash charges (credits) to equity of $(102) million, $83 million, $96 million and $(125) million, respectively, to record net actuarial losses (gains) associated with the valuation of our pension plans. Theses losses (gains) include the effects of market conditions on our pension trust assets and the effects of economic factors on the valuation of the pension liability.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
ORGANIZATION OF INFORMATION
The following Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and the accompanying notes to those financial statements. Our MD&A is presented in the following sections:

•	Executive Summary and Financial Highlights

•	2014 Outlook

•	Results of Operations

•	Restructuring and Other Charges

•	Operating Segment Results

•	Liquidity and Capital Resources

•	Contractual Obligations and Other Commercial Commitments

•	Application of Critical Accounting Estimates

•	Recently Adopted Accounting Pronouncements

EXECUTIVE SUMMARY AND FINANCIAL HIGHLIGHTS
We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We have long-standing relationships with many of the leading manufacturers in the markets we serve, including PACCAR Inc, Daimler Trucks North America, Chrysler Group, LLC (Chrysler), Volvo AB, Komatsu, Navistar International Corporation, Aggreko plc, Ford Motor Company and MAN Nutzfahrzeuge AG. We serve our customers through a network of over 600 company-owned and independent distributor locations and over 6,800 dealer locations in more than 190 countries and territories.

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

Worldwide revenues in 2013 were down slightly compared to 2012, as global economic uncertainty continued during the period. International revenues declined by 4 percent with sales down or relatively flat in most international markets primarily due to declines in the off-highway mining market with reduced unit shipments of 37 percent, reduced demand in the international power generation markets and unfavorable foreign currency fluctuations. These declines were partially offset by an increase in Components segment sales reflecting a full year of sales from Hilite Germany GmbH (Hilite), which was acquired in the third quarter of 2012 and growth in the construction and medium-duty Brazilian truck markets, resulting in higher engine and component demand. Revenue in the U.S. and Canada improved by 3 percent, which reflected the consolidation of three partially-owned North American distributors since June 2012 and improved demand within the Components segment emission solutions business from on-highway OEM and aftermarket products and medium-duty truck customers. Revenues also increased in the Power Generation segment power products business as the result of increased demand in North America. These increases were mostly offset by reduced demand in the on-highway heavy-duty truck and medium-duty bus markets, as well as the off-highway mining and oil and gas markets to which unit shipments declined 15 percent, 25 percent, 30 percent and 37 percent, respectively, compared to last year.

Slow growth in the U.S. economy continued to suppress business capital expenditures in 2013, thus impacting demand for truck and power generation equipment. The governments of China and India have tried to control inflation through tight monetary policies in the form of rising interest rates and tightening access to credit. Brazil began to tighten its monetary policies in the second half of 2013. Tightening monetary policies could create headwinds in our end markets. The European economy remains stagnant and uncertain; however, demand for engines and components in Euro zone countries stabilized somewhat during 2013. Although we do not have any significant direct exposure to European sovereign debt, we generated approximately 8 percent of our net sales from Euro zone countries in both 2013 and 2012.

The following table contains sales and EBIT (defined as earnings before interest expense, taxes and noncontrolling interests) results by operating segment for the years ended December 31, 2013 and 2012. Refer to the section titled "Operating Segment Results" for a more detailed discussion of net sales and EBIT by operating segment including the reconciliation of segment EBIT to income before taxes.

Operating Segments

	2013			2012			Percent change
		Percent of Total			Percent of Total		2013 vs. 2012
In millions	Sales		EBIT	Sales		EBIT	Sales	EBIT
Engine	$10,013	58%	$1,041	$10,733	62%	$1,248	(7)%	(17)%
Components	4,342	25%	527	4,012	23%	426	8%	24%
Power Generation	3,031	18%	218	3,268	19%	285	(7)%	(24)%
Distribution	3,749	22%	388	3,277	19%	369	14%	5%
Intersegment eliminations	(3,834)	(23)%	—	(3,956)	(23)%	—	(3)%	—
Non-segment	—	—	(14)	—	—	(25)	—	(44)%
Total	$17,301	100%	$2,160	$17,334	100%	$2,303	—	(6)%

Net income attributable to Cummins Inc. for 2013 was $1,483 million, or $7.91 per diluted share, on sales of $17.3 billion, compared to 2012 net income attributable to Cummins Inc. of $1,645 million, or $8.67 per diluted share, on sales of $17.3 billion. The decrease in income and earnings per share was driven mainly by lower gross margins, lower equity, royalty and interest income from investees, higher operating expenses and a higher effective tax rate of 25.1 percent versus 23.5 percent in 2012. Diluted earnings per share for 2013 benefited $0.06 from lower shares outstanding, primarily due to purchases under the stock repurchase program.
In December 2013, we acquired the remaining 35 percent interest in Cummins Western Canada LP (Western Canada) for a total consideration of $34 million. In May 2013, we acquired the remaining 67 percent interest in Cummins Rocky Mountain LLC (Rocky Mountain) for total consideration of approximately $136 million. In January 2013, we acquired an additional 29.99 percent interest in Cummins Northwest LLC (Northwest), followed by the remaining 20.01 percent interest in July 2013, for total consideration of approximately $22 million.
We generated $2.1 billion of operating cash flows in 2013, compared to $1.5 billion in 2012. Refer to the section titled "Operating Activities" in the "Liquidity and Capital Resources" section for a discussion of items impacting cash flows.

In February 2011, the Board of Directors approved a share repurchase program and authorized the acquisition of up to $1 billion of our common stock. In June 2013, we repurchased the remaining $226 million of common stock to complete this authorization. In December 2012, the Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2011 repurchase plan. We purchased $155 million of common stock during 2013 under this new plan.
In July 2013, the Board of Directors authorized a dividend increase of 25 percent from $0.50 per share to $0.625 per share on a quarterly basis effective in the third quarter. Our debt to capital ratio (capital is defined as debt plus equity) at December 31, 2013, was 18.1 percent, compared to 10.0 percent at December 31, 2012. As of the date of filing of this Annual Report on Form 10-K, we had an 'A' credit rating with a 'Stable' outlook from Standard & Poor’s Rating Services, an 'A' credit rating and a 'Stable' outlook from Fitch Ratings and an 'A3' credit rating with a 'Stable' outlook from Moody’s Investors Service, Inc. In addition to our $2.8 billion in cash and marketable securities on hand, we have sufficient access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.
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

Our global pension plans, including our unfunded and non-qualified plans, were 107 percent funded at year-end 2013.  Our U.S. qualified plan, which represents approximately 55 percent of the worldwide pension obligation, was 121 percent funded and our United Kingdom (U.K.) plan was 106 percent funded. Asset returns in 2013 for the U.S. qualified plan was 7.6 percent while the year-end 2013 discount rate was 4.8 percent, up 0.85 percentage points from the 2012 discount rate of 3.95 percent. We expect to contribute $205 million of cash to our global pension plans in 2014. We do not have a required minimum pension contribution obligation for our U.S. plans in 2014. We expect pension and other postretirement benefit cost in 2014 to decrease by approximately $36 million pre-tax, or $0.12 per diluted share, when compared to 2013. Refer to application of critical accounting estimates within MD&A and Note 12, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to the Consolidated Financial Statements, for additional information concerning our pension and other post-retirement benefit plans.

2014 OUTLOOK

Near-Term

The global economy continued to experience uncertainty throughout 2013, negatively impacting many international and some North American markets. These impacts were partially offset by improvements in North America primarily due to Distribution segment sales related to the consolidation of three partially-owned North American distributors since June 2012 and improved demand within the Components segment emission solutions business for on-highway OEM and aftermarket products. Economies in emerging markets, including China and India slowed during 2013 which negatively impacted a number of our end markets, especially the off-highway mining market and the power generation markets.
We currently expect the following positive trends in 2014:

•	Market share gains in the North America medium-duty truck market are expected to continue in 2014 and should positively impact sales in both the Engine and Components segments.

•	We plan to continue acquiring our partially-owned North American distributors, which which will increase our Distribution segment revenues.

•	The new Euro VI regulations, effective January 1, 2014, are expected to positively impact sales for aftertreatment products and increase our customer base in Europe.
We currently expect the following challenges to our business that may reduce our revenue and earnings potential in 2014:

•	Power generation markets are expected to remain weak.

•	Demand in most end markets in India is expected to remain weak.

•	Demand in certain European markets could remain weak due to continued economic uncertainty.

•	Growth in emerging markets could be negatively impacted if emission regulations are not strictly enforced.

•	Foreign currency volatility could continue to put pressure on earnings.

•	North American oil and gas markets are expected to remain weak.

•	Domestic and international mining markets could continue to deteriorate if commodity prices weaken.
Long-Term
We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue in the future as the result of the following four macroeconomic trends that will benefit our businesses:

•	tightening emissions controls across the world;

•	infrastructure needs in emerging markets;

•	energy availability and cost issues and

•	globalization of industries like ours.

RESULTS OF OPERATIONS

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
In millions (except per share amounts)	2013	2012	2011	Amount	Percent	Amount	Percent
NET SALES	$17,301	$17,334	$18,048	$(33)	—%	$(714)	(4)%
Cost of sales	12,918	12,826	13,459	(92)	(1)%	633	5%
GROSS MARGIN	4,383	4,508	4,589	(125)	(3)%	(81)	(2)%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	1,920	1,900	1,837	(20)	(1)%	(63)	(3)%
Research, development and engineering expenses	713	728	629	15	2%	(99)	(16)%
Equity, royalty and interest income from investees	361	384	416	(23)	(6)%	(32)	(8)%
Gain on sale of businesses	—	6	121	(6)	(100)%	(115)	(95)%
Other operating income (expense), net	(10)	(16)	21	6	(38)%	(37)	NM
OPERATING INCOME	2,101	2,254	2,681	(153)	(7)%	(427)	(16)%
Interest income	27	25	34	2	8%	(9)	(26)%
Interest expense	41	32	44	(9)	(28)%	12	27%
Other income (expense), net	32	24	—	8	33%	24	100%
INCOME BEFORE INCOME TAXES	2,119	2,271	2,671	(152)	(7)%	(400)	(15)%
Income tax expense	531	533	725	2	—%	192	26%
CONSOLIDATED NET INCOME	1,588	1,738	1,946	(150)	(9)%	(208)	(11)%
Less: Net income attributable to noncontrolling interests	105	93	98	(12)	(13)%	5	5%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,483	$1,645	$1,848	$(162)	(10)%	$(203)	(11)%
Diluted earnings per common share attributable to Cummins Inc.	$7.91	$8.67	$9.55	$(0.76)	(9)%	$(0.88)	(9)%
_____________________________________________________
"NM" - not meaningful information

				Favorable/(Unfavorable)Percentage Points
Percent of sales	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Gross margin	25.3%	26.0%	25.4%	(0.7)	0.6
Selling, general and administrative expenses	11.1%	11.0%	10.2%	(0.1)	(0.8)
Research, development and engineering expenses	4.1%	4.2%	3.5%	0.1	(0.7)
2013 vs. 2012
Net Sales
Net sales decreased slightly versus 2012 and was primarily driven by the following:

•
Engine segment sales decreased by 7 percent due to lower demand in the power generation markets, weaker demand in the North American heavy-duty truck markets and continued weakness in industrial demand, primarily in off-high-way mining markets.

•
Power Generation segment sales decreased by 7 percent due to lower demand in the power solutions business, primarily in the U.K., and lower demand in the power systems and the alternators businesses in international markets, partially offset by improvements in the North American power product business.

•	Foreign currency fluctuations unfavorably impacted sales by 1 percent.
The decreases were partially offset by the following:

•	Distribution segment sales increased by 14 percent primarily due to incremental sales in 2013 related to the consolidation of partially-owned North American distributors since June 2012.

•
Components segment sales increased by 8 percent due to increased sales within the emission solutions business, mainly related to improved on-highway OEM and aftermarket demand in North America, a full year of sales from Hilite which was acquired in the third quarter of 2012, 2013 pre-buy activity in anticipation of the Euro VI emission standards and growth in the medium-duty Brazilian truck market resulting in improved aftertreatment demand.

A more detailed discussion of sales by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Sales to international markets (excluding the U.S. and Canada) were 48 percent of total net sales in 2013, compared with 49 percent of total net sales in 2012.
Gross Margin
Gross margin decreased by $125 million and as a percentage of sales decreased by 0.7 percentage points. The decrease in gross margin as a percentage of sales was primarily due to a decline in demand for high-horsepower engines and gensets, partially offset by improved price realization, lower material and commodity costs and the absence of 2012 restructuring charges of $29 million.
The provision for warranties issued, excluding campaigns, as a percentage of sales was 2.1 percent in both 2013 and 2012. A more detailed discussion of margin by segment is presented in the "OPERATING SEGMENT RESULTS" section.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased primarily due to incremental costs in 2013 related to the acquisition of partially owned North American distributors since June 2012. These costs primarily contributed to increased compensation and related expenses of $52 million and increased variable compensation of $5 million, partially offset by lower consulting of $24 million, the absence of 2012 restructuring charges of $20 million and reduced discretionary spending. Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives. Compensation and related expenses include salaries and fringe benefits. Overall, selling, general and administrative expenses, as a percentage of sales, increased to 11.1 percent in 2013 from 11.0 percent in 2012.
Research, Development and Engineering Expenses
Research, development and engineering expenses decreased primarily due to lower consulting of $30 million and decreased engineering program spending of $23 million, partially offset by increases of $44 million in compensation related expenses. Higher compensation expense was primarily due to increased headcount to support our strategic growth initiatives. Compensation and related expenses include salaries and fringe benefits. Research, development and engineering expenses in 2012 also included restructuring charges of $3 million. Overall, research, development and engineering expenses, as a percentage of sales, decreased to 4.1 percent in 2013 from 4.2 percent in 2012. Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.
Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased primarily due to the following:

In millions	2013 vs. 2012 Increase/(Decrease)
North American distributors	$(18)
Cummins Westport, Inc.	(10)
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(8)
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	12
Tata Cummins, Ltd.	(6)
Dongfeng Cummins Engine Company, Ltd.	11
All other	(3)
Cummins share of net income	(22)
Royalty and interest income	(1)
Equity, royalty and interest income from investees	$(23)

The decreases above were primarily due to the consolidation of the partially-owned North American distributors acquired in 2013, unfavorable warranty accruals at Cummins Westport, Inc., an impairment charge of an equity investment within the Power Generation segment and additional start-up costs at Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty), partially offset by increased demand at Beijing Foton Cummins Engine Co., Ltd (Light-duty) and Dongfeng Cummins Engine Company, Ltd.
As we execute our plan to acquire partially-owned distributors over the next three to five years, equity earnings for our North American distributors will continue to decrease. See Note 2, “ACQUISITIONS AND DIVESTITURES,” to the Consolidated Financial Statements for further information.
Gain on Sale of Businesses
In the second quarter of 2012, we recorded an additional $6 million gain ($4 million after-tax) related to final purchase price adjustments for our 2011 divestitures. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2012.
Other Operating Income (Expense), Net
Other operating income (expense), net was as follows:

	Years ended December 31,
In millions	2013	2012
Loss on write off of assets	$(14)	$(6)
Amortization of intangible assets	(11)	(8)
Royalty expense	(4)	(3)
Legal matters	(2)	(20)
Gain (loss) on sale of fixed assets	1	4
Royalty income	20	18
Other, net	—	(1)
Total other operating income (expense), net	$(10)	$(16)
Interest Income
Interest income was relatively flat compared to 2012.
Interest Expense
Interest expense increased primarily due to the $1 billion debt issuance in September 2013. Interest expense will increase in future periods as a result of this issuance.
Other Income (Expense), Net
Other income (expense), net was as follows:

	Years ended December 31,
In millions	2013	2012
Gain (loss) on marketable securities, net	$13	$3
Gain on fair value adjustment for consolidated investee (1)	12	7
Change in cash surrender value of corporate owned life insurance	12	5
Dividend income	5	7
Gain on sale of equity investment	—	13
Bank charges	(10)	(15)
Foreign currency gains (losses), net	(27)	(14)
Other, net	27	18
Total other income (expense), net	$32	$24
____________________________________________________________

(1)	See Note 2, “ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements for more details.

Income Tax Expense
Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2013 was 25.1 percent compared to 23.5 percent for 2012. As a result of a restructuring of our foreign operations in 2013, our 2013 effective tax rate was approximately 1% less than it would have been without restructuring. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated the research tax credit back to 2012.  As tax law changes are accounted for in the period of enactment, we recognized a $28 million discrete tax benefit in the first quarter of 2013. We also recognized a discrete tax expense of $17 million in the first quarter which primarily related to the write-off of a deferred tax asset deemed unrecoverable. Also included in 2013 is a third quarter discrete net tax expense of $7 million primarily related to U.S. federal tax return true-up adjustments and third quarter enactment of U.K tax law changes. Additionally, our effective tax rate for 2013 also included a fourth quarter discrete net tax benefit of $21 million primarily due to the release of U.S. deferred tax liabilities related to prior years unremitted income of certain Indian and Mexican subsidiaries now considered to be permanently reinvested, as well as adjustments to our income tax accounts principally based on our 2012 state tax return filings. Our 2012 income tax provision included a one-time $134 million tax benefit which resulted from tax planning strateges and tax return elections made with respect to our U.K. operations.

We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2013, we recorded net deferred tax assets of $177 million. These assets included $187 million for the value of tax loss and credit carryforwards. A valuation allowance of $101 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets.

We expect our 2014 effective tax rate to be 28.5 percent excluding any discrete items that may arise. The research tax credit expired December 31, 2013, and has not yet been renewed by Congress. If the research credit is reinstated during 2014, we would anticipate the 2014 effective tax rate to be reduced to 27 percent. The increase in the effective tax rate from 2013 to 2014 is attributable primarily to one-time tax benefits in 2013 that will not repeat in 2014, as well as other changes in tax legislation in the U.S. and proposed changes in the U.K. that will unfavorably impact our 2014 effective tax rate.

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
Noncontrolling Interests
Noncontrolling interests eliminate the income or loss attributable to non-Cummins ownership interests in our consolidated entities. Noncontrolling interests in income of consolidated subsidiaries increased reflecting our minority's share of higher profits of $7 million at Cummins Western Canada LP, $6 million at Wuxi Cummins Turbo Technologies Co. Ltd. and $4 million due to the acquisition of a majority interest in Cummins Central Power LLC (Central Power) in the third quarter of 2012. The increases were partially offset by a total decrease of $8 million at Cummins India Ltd.
Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins Inc. decreased primarily due to lower gross margin as a percentage of sales, mainly driven by unfavorable product mix and lower volumes, particularly in the Engine segment and Power Generation segment, a higher effective tax rate of 25.1 percent versus 23.5 percent in 2012, lower equity, royalty and interest income from investees, mainly due to the acquisition of the North American distributors, and higher selling, general and administrative expenses.  These decreases were partially offset by lower research, development and engineering expenses. Diluted earnings per share for 2013 benefited $0.06 from lower shares outstanding, primarily due to purchases under the stock repurchase program.

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

•
Power Generation segment sales decreased by 7 percent due to lower demand in the alternators, power solutions and power systems businesses, which were partially offset by growing demand in the power product business, especially in North America.

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
Sales to international markets (excluding the U.S. and Canada) were 49 percent of total net sales in 2012, compared with 56 percent of total net sales in 2011.
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

Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased primarily due to the following:

In millions	2012 vs. 2011 Increase/(Decrease)
Dongfeng Cummins Engine Company, Ltd.	$(28)
Chongqing Cummins Engine Company, Ltd.	(7)
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	12
North American distributors	13
All other	(18)
Cummins share of net income	(28)
Royalty and interest income	(4)
Equity, royalty and interest income from investees	$(32)
The decreases above were primarily due to lower sales in China at Dongfeng Cummins Engine Company, Ltd. and Chongqing Cummins Engine Company, Ltd., which were partially offset by growth in North American distributors and higher sales at Beijing Foton Cummins Engine Co., Ltd. (Light-duty).
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
Sales for this business were $62 million in 2011 (through closing). Income before income taxes for this business were approximately $9 million in 2011 (through closing).
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
Sales for this business were $64 million in 2011 (through closing). Income before income taxes for this business were approximately $13 million in 2011 (through closing).
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
Other Income (Expense), Net
Other income (expense), net was as follows:

	Years ended December 31,
In millions	2012	2011
Gain on sale of equity investment	$13	$—
Dividend income	7	7
Gain on fair value adjustment for consolidated investee(1)	7	—
Change in cash surrender value of corporate owned life insurance	5	12
Gain on marketable securities, net	3	—
Foreign currency losses, net	(14)	(14)
Bank charges	(15)	(16)
Other, net	18	11
Total other income (expense), net	$24	$—
____________________________________________________________

(1)	See Note 2, “ACQUISITIONS AND DIVESTITURES,," to the Consolidated Financial Statements for more details.
Income Tax Expense
Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. Our effective tax rate for 2012 was 23.5 percent compared to 27.1 percent for 2011. Our 2012 income tax provision included a one-time $134 million tax benefit which resulted from tax planning strategies and tax return elections made with respect to our U.K. operations. Our 2011 income tax provision included a tax benefit of $48 million related to prior year refund claims filed for additional research tax credits, as well as additional foreign income and related foreign tax credits, net of related tax reserves. Our effective tax rate for 2011 also included a tax benefit of $19 million related to the release of deferred U.S. tax liabilities on certain foreign earnings, as a result of restructuring our foreign operations. Also included in 2011 is a tax benefit of $16 million which resulted from the reduction of our unrecognized tax benefits primarily due to settlements with taxing authorities. The 2011 income tax provision also included to a $2 million net tax charge, primarily related to the enactment of state law changes in Indiana and changes in the U.K. as well as adjustments to our income tax accounts based on our 2010 tax return filings.
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
At December 31, 2013, of the approximately 1,300 employees affected by this plan, substantially all terminations have been completed.

The table below summarizes the activity and balance of accrued restructuring charges, which is included in "Other accrued expenses" in our Consolidated Balance Sheets for the years ended December 31, 2012 and 2013.

In millions
2012 Restructuring charges(1)	$50
Cash payments for 2012 actions	(25)
Balance at December 31, 2012	25
Cash payments for 2012 actions	(22)
Change in estimate(2)	(3)
Balance at December 31, 2013	$—
__________________________________________________

(1)	Restructuring charges include severance pay, benefits and related charges, as well as lease termination costs.

(2)
Due to the inherent uncertainty involved in calculating the initial estimates, the actual amounts paid for such activities differed slightly from the amounts initially recorded. We have adjusted the previous estimates accordingly.

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

Engine Segment Results
Financial data for the Engine segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
In millions	2013	2012	2011	Amount	Percent	Amount	Percent
External sales	$8,270	$9,101	$9,649	$(831)	(9)%	$(548)	(6)%
Intersegment sales	1,743	1,632	1,658	111	7%	(26)	(2)%
Total sales	10,013	10,733	11,307	(720)	(7)%	(574)	(5)%
Depreciation and amortization	205	192	181	(13)	(7)%	(11)	(6)%
Research, development and engineering expenses	416	433	397	17	4%	(36)	(9)%
Equity, royalty and interest income from investees	136	127	166	9	7%	(39)	(23)%
Interest income	16	11	18	5	45%	(7)	(39)%
Segment EBIT	1,041	1,248	1,384	(207)	(17)%	(136)	(10)%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	10.4%	11.6%	12.2%		(1.2)		(0.6)
Engine segment sales by market were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
In millions	2013	2012	2011	Amount	Percent	Amount	Percent
Heavy-duty truck	$2,705	$2,964	$2,791	$(259)	(9)%	$173	6%
Medium-duty truck and bus	2,185	2,091	2,320	94	4%	(229)	(10)%
Light-duty automotive and RV	1,300	1,279	1,176	21	2%	103	9%
Total on-highway	6,190	6,334	6,287	(144)	(2)%	47	1%
Industrial	2,996	3,233	3,850	(237)	(7)%	(617)	(16)%
Stationary power	827	1,166	1,170	(339)	(29)%	(4)	—
Total sales	$10,013	$10,733	$11,307	$(720)	(7)%	$(574)	(5)%
Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	Amount	Percent	Amount	Percent
Midrange	446,000	440,500	509,400	5,500	1%	(68,900)	(14)%
Heavy-duty	105,400	119,100	116,300	(13,700)	(12)%	2,800	2%
High-horsepower	14,800	19,800	21,600	(5,000)	(25)%	(1,800)	(8)%
Total unit shipments	566,200	579,400	647,300	(13,200)	(2)%	(67,900)	(10)%
2013 vs. 2012
Sales
Engine segment sales decreased versus 2012 due to lower demand in stationary power, heavy-duty truck and industrial businesses, partially offset by the medium-duty truck business. The following are the primary drivers by market:

•	Stationary power engine sales decreased due to lower demand in power generation markets.

•
Heavy-duty truck engine sales decreased due to weaker demand in North American on-highway markets during the first half of the year compared to the recovery experienced in the first half of 2012 as trucking companies replaced aging fleets.

•
Industrial market sales decreased primarily due to a 36 percent reduction in global mining shipments as a result of lower commodity prices and a 37 percent decline in engine shipments to North American oil and gas markets, partially offset by increased shipments to the Western European construction markets as a result of the pre-buy activity in 2013 ahead of the Tier IV emission regulations beginning in the first quarter of 2014.

•	Foreign currency fluctuations unfavorably impacted sales.
The decreases above were partially offset by the following:

•
Medium-duty truck engine sales increased due to market share gains in the North American medium-duty truck market and improved demand in the Brazilian and European truck markets. The improved sales in Brazil were primarily due to lower sales in the first half of 2012 as the result of the implementation of the Euro V emission regulations beginning in the first quarter of 2012.

Total on-highway-related sales for 2013 were 62 percent of total engine segment sales, compared to 59 percent in 2012.
Segment EBIT
Engine segment EBIT decreased versus 2012, primarily due to lower gross margin, partially offset by lower research, development and engineering expenses and higher equity, royalty and interest income from investees. Engine segment EBIT for 2012 included restructuring and other charges of $20 million in the fourth quarter of 2012. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2013 vs. 2012
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(237)	(10)%	(0.7)
Selling, general and administrative expenses	1	—%	(0.5)
Research, development and engineering expenses	17	4%	(0.2)
Equity, royalty and interest income from investees	9	7%	0.2
The decrease in gross margin versus 2012 was primarily due to unfavorable product mix and lower high-horsepower volumes, partially offset by improved price realization, decreased material and commodity costs and favorable foreign currency fluctuations. The decrease in selling, general and administrative expenses was primarily due to lower discretionary spending and the absence of restructuring charges incurred in 2012, partially offset by increased headcount. The decrease in research, development and engineering expenses was primarily due to lower discretionary spending in 2013, partially offset by increases in new product development spending and increased headcount to support our strategic growth initiatives. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Co., Ltd. within the light-duty business and Dongfeng Cummins Engine Company, Ltd, partially offset by decreased earnings at Cummins Westport, Inc. and larger losses at Beijing Foton Cummins Engine Company, Ltd. (Heavy-duty) in anticipation of production in the second quarter of 2014.
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
Segment EBIT
Engine segment EBIT decreased versus 2011, primarily due to lower gross margin, lower equity, royalty and interest income from investees, higher research, development and engineering expenses and higher selling, general and administrative expenses. Engine segment EBIT for 2012 included restructuring and other charges of $20 million in the fourth quarter. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

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
Components Segment Results
Financial data for the Components segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
In millions	2013	2012	2011	Amount	Percent	Amount	Percent
External sales	$3,151	$2,809	$2,886	$342	12%	$(77)	(3)%
Intersegment sales	1,191	1,203	1,177	(12)	(1)%	26	2%
Total sales	4,342	4,012	4,063	330	8%	(51)	(1)%
Depreciation and amortization	96	82	73	(14)	(17)%	(9)	(12)%
Research, development and engineering expenses	218	213	175	(5)	(2)%	(38)	(22)%
Equity, royalty and interest income from investees	28	29	31	(1)	(3)%	(2)	(6)%
Interest income	3	3	5	—	—%	(2)	(40)%
Segment EBIT	527	426	470	101	24%	(44)	(9)%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	12.1%	10.6%	11.6%		1.5		(1.0)

Sales for our Components segment by business were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
In millions	2013	2012	2011	Amount	Percent	Amount	Percent
Emission solutions	1,791	1,415	1,262	376	27%	153	12%
Turbo technologies	1,115	1,106	1,223	9	1%	(117)	(10)%
Filtration	1,028	1,048	1,113	(20)	(2)%	(65)	(6)%
Fuel systems	408	443	465	(35)	(8)%	(22)	(5)%
Total sales	$4,342	$4,012	$4,063	$330	8%	$(51)	(1)%
2013 vs. 2012
Sales
Components segment sales increased versus 2012 primarily due to increased sales within the emission solutions business, mainly related to the following:

•	improved on-highway OEM and aftermarket demand in North America,

•	the impact of our 2012 acquisition of Hilite experienced in Western Europe, which resulted in $77 million of related incremental sales in 2013 compared to 2012,

•	Western European pre-buy activity in anticipation of the Euro VI emission standards beginning in the first quarter of 2014 and

•	growth in the medium-duty Brazilian truck market which resulted in improved aftertreatment demand.
The increases above were partially offset by the following:

•	Foreign currency fluctuations unfavorably impacted sales results.

•	Fuel systems business sales decreased primarily due to lower demand in North American on-highway markets and lower demand in Europe, partially offset by increased aftermarket demand.
Segment EBIT
Components segment EBIT increased versus 2012, primarily due to higher gross margin. Components segment EBIT for 2012 included restructuring and other charges of $6 million in the fourth quarter. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2013 vs. 2012
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$112	13%	0.9
Selling, general and administrative expenses	7	3%	0.7
Research, development and engineering expenses	(5)	(2)%	0.3
Equity, royalty and interest income from investees	(1)	(3)%	(0.1)
The increase in gross margin was primarily due to higher volumes in the emission solutions business and lower material and commodity costs in several businesses, partially offset by increased product coverage costs and unfavorable foreign currency fluctuations.  The decrease in selling, general and administrative expenses was primarily due to lower discretionary spending in 2013, partially offset by increased compensation and variable compensation expense.  The increase in research, development and engineering expenses was primarily due to increased headcount to support our strategic growth initiatives and new product development spending, partially offset by lower consulting expenses.

2012 vs. 2011
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
Excluding Acquisition
Selected financial information for our Components segment excluding the impact of the acquisition on 2012 sales and EBIT was as follows:

			Favorable/(Unfavorable)
	Years ended December 31,		2012 vs. 2011
In millions	2012	2011	Amount	Percent
Excluding acquisition
Total sales	$3,966	$4,063	$(97)	(2)%
Segment EBIT	434	470	(36)	(8)%

			Percentage Points
Segment EBIT as a percentage of total sales	10.9%	11.6%		(0.7)
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

Segment EBIT
Components segment EBIT decreased versus 2011, primarily due to higher research, development and engineering expenses. Components segment EBIT for 2012 included restructuring and other charges of $6 million in the fourth quarter. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2012 vs. 2011
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Including acquisition
Gross margin	$(3)	—%	0.2
Selling, general and administrative expenses	(4)	(1)%	(0.2)
Research, development and engineering expenses	(38)	(22)%	(1.0)
Equity, royalty and interest income from investees	(2)	(6)%	(0.1)
Excluding acquisition
Gross margin	(3)	—%	0.4
Selling, general and administrative expenses	(1)	—%	(0.2)
Research, development and engineering expenses	(35)	(20)%	(1.0)
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
Power Generation Segment Results
Financial data for the Power Generation segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
In millions	2013	2012	2011	Amount	Percent	Amount	Percent
External sales	$2,154	$2,163	$2,492	$(9)	—%	$(329)	(13)%
Intersegment sales	877	1,105	1,006	(228)	(21)%	99	10%
Total sales	3,031	3,268	3,498	(237)	(7)%	(230)	(7)%
Depreciation and amortization	50	47	42	(3)	(6)%	(5)	(12)%
Research, development and engineering expenses	73	76	54	3	4%	(22)	(41)%
Equity, royalty and interest income from investees	32	40	47	(8)	(20)%	(7)	(15)%
Interest income	6	9	8	(3)	(33)%	1	13%
Segment EBIT	218	285	373	(67)	(24)%	(88)	(24)%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	7.2%	8.7%	10.7%		(1.5)		(2.0)

In the first quarter of 2012, our Power Generation segment reorganized its reporting structure to include the following businesses.

•
Power products - Our power products business manufactures generators for commercial and consumer applications ranging from two kilowatts (kW) to one megawatt (MW) under the Cummins Power Generation and Cummins Onan brands.

•
Power systems - Our power systems business manufactures and sells diesel fuel-based generator sets over one MW, paralleling systems and transfer switches for critical protection and distributed generation applications. We also offer integrated systems that consist of generator sets, power transfer and paralleling switchgear for applications such as data centers, health care facilities and waste water treatment plants.

•
Alternators - Our alternator business (formally called generator technologies prior to the fourth quarter of 2013) designs, manufactures, sells and services A/C generator/alternator products internally as well as to other generator set assemblers. Our products are sold under the Stamford, AVK and Markon brands and range in output from 0.6 kilovolt-amperes (kVA) to 30,000 kVA.

•
Power solutions - Our power solutions business provides natural gas fuel-based turnkey solutions for distributed generation and energy management applications in the range of 300-2000 kW products. The business also serves a global rental account for diesel and gas generator sets.

Sales for our Power Generation segment by business (including 2011 reorganized balances) were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
In millions	2013	2012	2011	Amount	Percent	Amount	Percent
Power products	$1,725	$1,654	$1,636	$71	4%	$18	1%
Power systems	656	757	815	(101)	(13)%	(58)	(7)%
Alternators	496	566	673	(70)	(12)%	(107)	(16)%
Power solutions	154	291	374	(137)	(47)%	(83)	(22)%
Total sales	$3,031	$3,268	$3,498	$(237)	(7)%	$(230)	(7)%
2013 vs. 2012
Sales
Power Generation segment sales decreased versus 2012, primarily due to lower demand in the power solutions and power systems businesses. The following are the primary drivers by business:

•	Power solutions sales decreased primarily due to lower volumes in the U.K., partially offset by increased sales in Asia.

•	Power systems sales decreased primarily due to reduced demand in India, the Middle East, China, Asia and Russia, partially offset by increased sales in Western Europe.

•	Alternators sales decreased primarily due to demand reductions in Europe, the U.K. and India.
The decreases above were partially offset by power products as sales increased primarily due to higher volumes in North America and improved price realization. These increases were partially offset by demand reductions in India and Asia and unfavorable foreign currency fluctuations.
Segment EBIT
Power Generation segment EBIT decreased versus 2012, primarily due to lower gross margin, partially offset by lower selling, general and administrative expenses. Power Generation segment EBIT for 2013 included an $8 million legal settlement in the third quarter and an $8 million impairment charge for the write-off of an equity method investment in the fourth quarter, while segment EBIT for 2012 included restructuring and other charges of $12 million in the fourth quarter. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2013 vs. 2012
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(70)	(11)%	(0.9)
Selling, general and administrative expenses	14	4%	(0.3)
Research, development and engineering expenses	3	4%	(0.1)
Equity, royalty and interest income from investees	(8)	(20)%	(0.1)
The decrease in gross margin versus 2012 was due to lower volumes, partially offset by improved price realization and favorable foreign currency fluctuations. The decreases in selling, general and administrative expenses and research, development and engineering expenses were primarily due to the absence of restructuring charges incurred in the fourth quarter of last year and lower discretionary spending to align with slowing demand in key markets. The decrease in equity, royalty and interest income from investees was due to an $8 million impairment charge of an equity method investment in the fourth quarter of 2013.
2012 vs. 2011
Sales
Power Generation segment sales decreased versus 2011, primarily due to lower demand in the alternators, power solutions and power systems businesses. The following are the primary drivers by business:

•	Alternators sales decreased primarily due to demand reductions in Europe and Asia and unfavorable foreign currency fluctuations.

•	Power solutions sales decreased primarily due to lower volumes in Europe, Africa, Russia and Asia.

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
Segment EBIT
Power Generation segment EBIT decreased versus 2011, primarily due to lower gross margin, higher research, development and engineering expenses, lower equity, royalty and interest income from investees and higher selling, general and administrative expenses. Power Generation segment EBIT for 2012 included restructuring and other charges of $12 million in the fourth quarter. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2012 vs. 2011
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(60)	(9)%	(0.4)
Selling, general and administrative expenses	(6)	(2)%	(0.8)
Research, development and engineering expenses	(22)	(41)%	(0.8)
Equity, royalty and interest income from investees	(7)	(15)%	(0.1)
The decrease in gross margin versus 2011 was due to lower volumes, unfavorable foreign currency fluctuations, higher material costs, increased product coverage and restructuring and other charges, which were partially offset by improved price realization. The increase in selling, general and administrative expenses was primarily due to increased headcount to support our strategic growth initiatives, partially offset by lower discretionary spending in the second half of 2012 to align with slowing demand in key markets. The increase in research, development and engineering expenses was primarily due to increased headcount to support our strategic growth initiatives and new product development spending. Equity, royalty and interest income from investees decreased primarily due to lower profitability at Cummins Olayan Energy Ltd. and Chongqing Cumins Engine Company, Ltd.

Distribution Segment Results
Financial data for the Distribution segment was as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
In millions	2013	2012	2011	Amount	Percent	Amount	Percent
External sales	$3,726	$3,261	$3,021	$465	14%	$240	8%
Intersegment sales	23	16	23	7	44%	(7)	(30)%
Total sales	3,749	3,277	3,044	472	14%	233	8%
Depreciation and amortization	54	34	25	(20)	(59)%	(9)	(36)%
Research, development and engineering expenses	6	6	3	—	—%	(3)	(100)%
Equity, royalty and interest income from investees	165	188	172	(23)	(12)%	16	9%
Interest income	2	2	3	—	—%	(1)	(33)%
Segment EBIT(1)	388	369	386	19	5%	(17)	(4)%

				Percentage Points		Percentage Points
Segment EBIT as a percentage of total sales	10.3%	11.3%	12.7%		(1.0)		(1.4)
_______________________________________________________________________________

(1)
Segment EBIT for 2013 included gains of $5 million and $7 million related to the remeasurement of our pre-existing 33 percent and 50 percent ownership in Rocky Mountain and Northwest, respectively, to fair value in accordance with GAAP. Segment EBIT for 2012 included a $7 million gain related to the remeasurement of our pre-existing 35 percent ownership in Central Power to fair value in accordance with GAAP. See Note 2, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements for further information.

Sales for our Distribution segment by region were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
In millions	2013	2012	2011	Amount	Percent	Amount	Percent
North & Central America	$1,470	$901	$795	$569	63%	$106	13%
Europe and Middle East	770	770	810	—	—%	(40)	(5)%
NE/SE Asia / South Pacific	758	820	779	(62)	(8)%	41	5%
China	290	313	208	(23)	(7)%	105	50%
India	170	181	184	(11)	(6)%	(3)	(2)%
South America	149	138	117	11	8%	21	18%
Africa	142	154	151	(12)	(8)%	3	2%
Total sales	$3,749	$3,277	$3,044	$472	14%	$233	8%
Sales for our Distribution segment by product were as follows:

				Favorable/(Unfavorable)
	Years ended December 31,			2013 vs. 2012		2012 vs. 2011
In millions	2013	2012	2011	Amount	Percent	Amount	Percent
Parts and filtration	$1,465	$1,235	$1,085	$230	19%	$150	14%
Power generation	931	807	722	124	15%	85	12%
Engines	713	665	703	48	7%	(38)	(5)%
Service	640	570	534	70	12%	36	7%
Total sales	$3,749	$3,277	$3,044	$472	14%	$233	8%
Acquisitions
In 2013, we acquired the remaining interest in Rocky Mountain and Northwest, two previously unconsolidated equity investees. On December 31, 2013, we also acquired the remaining interest in already consolidated Western Canada. In 2012, we purchased the majority interest in Central Power, an equity investee, as well as several immaterial acquisitions. See Note 2, "ACQUISITIONS AND DIVESTITURES," to the Consolidated Financial Statements for more details.

2013 vs. 2012
Sales
Distribution segment sales increased versus 2012 primarily due to $507 million of incremental sales in 2013 related to the acquisition of partially-owned North American distributors since June 2012. The acquisition-related sales by product were as follows:

•	$236 million for the parts and filtration business,

•	$94 million for the engine business,

•	$117 million for the power generation business, and

•	$60 million for the service business.
These increases were partially offset by decreased engine product sales, primarily due to a significant slowdown in the North American oil and gas markets, and by unfavorable foreign currency fluctuations. Excluding acquisition related sales, all other changes by product line were relatively flat versus 2012.
Segment EBIT
Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Year ended December 31, 2013 vs. 2012
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$86	13%	(0.4)
Selling, general and administrative expenses	(41)	(8)%	0.9
Equity, royalty and interest income from investees	(23)	(12)%	(1.3)

Distribution segment EBIT increased versus 2012, primarily due to higher gross margin as a result of the acquisition and consolidation of partially owned North American distributors in 2013. This increase was partially offset by unfavorable foreign currency fluctuations, higher selling, general and administrative expenses and lower equity, royalty and interest income from investees as a result of the acquisitions. Amortization of intangible assets related to these acquisitions also negatively impacted EBIT for 2013. These acquisitions resulted in a $12 million gain related to the remeasurement of our pre-existing ownership interest in 2013, compared to a $7 million gain related to the remeasurement of our pre-existing 35 percent ownership in Central Power in 2012. Distribution segment EBIT also included restructuring and other charges of $14 million in the fourth quarter of 2012.
2012 vs. 2011
Sales
The 2012 Central Power acquisition related sales by product were $61 million for the parts and filtration business, $52 million for the engine business, $28 million for the power generation business, and $18 million for the service business. Distribution segment sales, excluding acquisition related sales of $159 million, increased versus 2011 due to higher demand in the parts and filtration, power generation and service businesses, partially offset by lower demand in the engine business. The following were the primary drivers by line of business:

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

Segment EBIT
Distribution segment EBIT decreased versus 2011, primarily due to higher selling, general and administrative expenses and higher research, development and engineering expenses, which were partially offset by higher equity, royalty and interest income from investees and higher gross margin. Distribution segment EBIT for 2012 included restructuring and other charges of $14 million in the fourth quarter. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

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
Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Consolidated Statements of Income.

	Years ended December 31,
In millions	2013	2012	2011
Total segment EBIT	$2,174	$2,328	$2,613
Non-segment EBIT (1)	(14)	(25)	102
Total EBIT	2,160	2,303	2,715
Less: Interest expense	41	32	44
Income before income taxes	$2,119	$2,271	$2,671
_______________________________________________

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. The year ended December 31, 2012, included a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures and a $20 million charge ($12 million after-tax) related to legal matters. The year ended December 31, 2011, included a $68 million gain ($37 million after-tax) and a $53 million gain ($33 million after-tax) related to the Component segment sales of certain assets and liabilities from our exhaust and light-duty filtration businesses, respectively, and a $38 million gain ($24 million after-tax) related to the insurance settlement regarding the June 2008 flood in Southern Indiana. The gains and losses have been excluded from segment results as they were not considered in our evaluation of operating results for the years ended December 31, 2012 and 2011.

(2)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs that are included in the Consolidated Statements of Income as "Interest expense."

LIQUIDITY AND CAPITAL RESOURCES
Management's Assessment of Liquidity
Our financial condition and liquidity remain strong. Our solid balance sheet and credit ratings enable us to have ready access to credit and the capital markets.
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission on September 16, 2013. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

In September 2013, we issued $1 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.65% senior unsecured notes due in 2023 and $500 million aggregate principal amount of 4.875% senior unsecured notes due in 2043. We received net proceeds of $979 million. The senior notes pay interest semi-annually on April 1 and October 1, commencing on April 1, 2014. The indenture governing the senior notes contains covenants that, among other matters, limit (i) our ability to consolidate or merge into, or sell, assign, convey, lease, transfer or otherwise dispose of all or substantially all of our and our subsidiaries' assets to another person, (ii) our and certain of our subsidiaries' ability to create or assume liens and (iii) our and certain of our subsidiaries' ability to engage in sale and leaseback transactions. We currently anticipate using a portion of the net proceeds from the sale of the notes for the planned acquisitions of the equity that we do not already own in our partially-owned United States and Canadian distributors, as well as for general corporate purposes. We plan to spend approximately $400 million to $500 million on distributor acquisitions and refinancings in 2014.
We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities. We generate significant ongoing cash flow, which has been used, in part, to fund capital expenditures, pay dividends on our common stock, fund repurchases of common stock and make acquisitions. Cash provided by operations is our principal source of liquidity. As of December 31, 2013, other sources of liquidity included:

•	cash and cash equivalents of $2.7 billion, of which approximately 53 percent was located in the U.S. and 47 percent was located outside the U.S., primarily in the U.K., China and Singapore,

•	marketable securities of $150 million, which were located in India and the U.S. and the majority of which could be liquidated into cash within a few days,

•	revolving credit facility with $1.7 billion available, net of outstanding letters of credit and

•	international and other domestic short-term credit facilities with $310 million available.
We believe our liquidity provides us with the financial flexibility needed to fund working capital, capital expenditures, projected pension obligations, dividend payments, common stock repurchases, acquisitions and debt service obligations. We continue to generate cash from operations in the U.S. and maintain access to $1.7 billion of our revolver as noted above.
Our revolving credit agreement provides us with a $1.75 billion unsecured revolving credit facility, the proceeds of which are to be used for our general corporate purposes. See Note 10, "DEBT" to our Consolidated Financial Statements for further information. The credit agreement includes one financial covenant: a leverage ratio. The required leverage ratio, which measures the sum of total debt plus securitization financing to consolidated earnings before interest, taxes, depreciation and amortization (EBITDA) for the four fiscal quarters may not exceed 3.25 to 1.0. At December 31, 2013, our leverage ratio was 0.70 to 1.0.
A significant portion of our cash flows is generated outside the U.S. As of December 31, 2013, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.4 billion, the vast majority of which was located in the U.K., China, Singapore and India. The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.   As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.
If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay U.S. taxes.  For example, we would be required to accrue and pay additional U.S. taxes if we repatriated cash from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S.  Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our China and U.K. domiciled subsidiaries.  At present, we do not foresee a need to repatriate any earnings from these subsidiaries for which we have asserted permanent reinvestment.  However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested when it is cost effective to do so.  Earnings generated after 2011 from our China operations are considered permanently reinvested, while earnings generated prior to 2012, for which U.S. deferred tax liabilities have been recorded, are expected to be repatriated in future years.
The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $8 million to $82 million over each of the next five years.
Working Capital Summary
We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

			Change 2013 vs 2012
In millions	2013	2012	Amount	Percent
Cash and cash equivalents	$2,699	$1,369	$1,330	97%
Marketable securities	150	247	(97)	(39)%
Accounts and notes receivable, net	2,649	2,475	174	7%
Inventories	2,381	2,221	160	7%
Prepaid expenses and other current assets	760	855	(95)	(11)%
Current assets	8,639	7,167	1,472	21%

Current maturity of long-term debt, accounts and loans payable	1,625	1,416	209	15%
Current portion of accrued product warranty	360	386	(26)	(7)%
Accrued compensation, benefits and retirement costs	433	400	33	8%
Taxes payable (including taxes on income)	99	173	(74)	(43)%
Other accrued expenses	851	761	90	12%
Current liabilities	3,368	3,136	232	7%

Working capital	$5,271	$4,031

Current ratio	2.57	2.29
Days’ sales in receivables	54	53
Inventory turnover	5.4	5.7
Current assets increased 21 percent compared to 2012, primarily due to increases in cash and cash equivalents as a result of the $1 billion debt issuance in September 2013, accounts and notes receivable and inventories, partially offset by a decline in marketable securities and a decline in other current assets (primarily related to refundable income taxes received in the first quarter of 2013).
Current liabilities increased 7 percent compared to 2012, primarily due to an increase in accounts payable trade and an increase in other accrued expenses, partially offset by a decrease in taxes payable.
Inventory turnover decreased 0.3 turns compared to 2012. The decrease was primarily due to inventory acquired as part of the acquisitions of Rocky Mountain and Northwest in 2013.
Cash Flows
Cash and cash equivalents increased $1,330 million during the year ended December 31, 2013, compared to a decrease of $115 million during the comparable period in 2012. The change in cash and cash equivalents was as follows:

Operating Activities

	Years ended December 31,			Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Consolidated net income	$1,588	$1,738	$1,946	$(150)	$(208)
Restructuring and other charges and credits, net of cash payments	(25)	27	—	(52)	27
Depreciation and amortization	407	361	325	46	36
Gain on sale of businesses	—	(6)	(121)	6	115
Gain on sale of equity investment	—	(13)	—	13	(13)
Gain on fair value adjustment for consolidated investees	(12)	(7)	—	(5)	(7)
Deferred income taxes	100	116	85	(16)	31
Equity in income of investees, net of dividends	(62)	(15)	(23)	(47)	8
Pension contributions in excess of expense	(82)	(68)	(131)	(14)	63
Other post-retirement benefits payments in excess of expense	(25)	(21)	(31)	(4)	10
Stock-based compensation expense	37	36	42	1	(6)
Excess tax benefits on stock-based awards	(13)	(14)	(5)	1	(9)
Translation and hedging activities	17	—	4	17	(4)
Changes in current assets and liabilities, net of acquisitions and divestitures
Accounts and notes receivable	(148)	87	(350)	(235)	437
Inventories	(46)	(32)	(225)	(14)	193
Other current assets	212	(60)	(21)	272	(39)
Accounts payable	163	(256)	208	419	(464)
Accrued expenses	(246)	(514)	234	268	(748)
Changes in other liabilities and deferred revenue	211	214	139	(3)	75
Other, net	13	(41)	(3)	54	(38)
Net cash provided by operating activities	$2,089	$1,532	$2,073	$557	$(541)
2013 vs. 2012
Net cash provided by operating activities increased versus 2012 primarily due to favorable working capital fluctuations, partially offset by lower consolidated net income and lower dividends received from equity investees. During 2013, the net increase in working capital resulted in a cash outflow of $65 million compared to a cash outflow of $775 million in 2012. This change of $710 million was primarily driven by an increase in accounts payable due to timing differences, lower net tax payments of $311 million due to the receipt of income tax refunds in 2013, which were partially offset by tax payments, and a smaller decrease in accrued expenses, partially offset by an increase in accounts and notes receivable in 2013 as a result of higher sales in the fourth quarter of 2013 versus 2012.
Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans. In 2013, the investment return on our U.S. pension trust was 7.6 percent while our U.K. pension trust return was 10.9 percent.  Approximately 77 percent of our pension plan assets are invested in highly liquid investments such as fixed income and equity securities.  The remaining 23 percent of our plan assets are invested in less liquid, but market valued investments, including real estate, private equity and insurance contracts. We made $169 million of pension contributions in 2013, including $112 million of voluntary contributions. Claims and premiums for other postretirement benefits approximated $48 million, net of reimbursements, in 2013. These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants. We anticipate making total contributions of $205 million to our defined benefit pension plans in 2014. Expected contributions to our defined benefit pension plans in 2014 will meet or exceed the current funding requirements.

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
Investing Activities

	Years ended December 31,			Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Capital expenditures	$(676)	$(690)	$(622)	$14	$(68)
Investments in internal use software	(64)	(87)	(60)	23	(27)
Proceeds from disposals of property, plant and equipment	14	11	8	3	3
Investments in and advances to equity investees	(42)	(70)	(81)	28	11
Acquisitions of businesses, net of cash acquired	(147)	(215)	—	68	(215)
Proceeds from sale of businesses, net of cash sold	—	10	199	(10)	(189)
Investments in marketable securities—acquisitions	(418)	(561)	(729)	143	168
Investments in marketable securities—liquidations	525	585	750	(60)	(165)
Proceeds from sale of equity investment	—	23	—	(23)	23
Purchases of other investments	(40)	—	—	(40)	—
Cash flows from derivatives not designated as hedges	1	12	(18)	(11)	30
Other, net	1	—	1	1	(1)
Net cash used in investing activities	$(846)	$(982)	$(552)	$136	$(430)
2013 vs. 2012
Net cash used in investing activities decreased versus 2012 primarily due to lower net investments in marketable securities, lower cash investments in acquisitions of businesses and lower investments in and advances to equity investees, partially offset by purchases of corporate owned life insurance.
On September 17, 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. We plan to spend approximately $400 million to $500 million on distributor acquisitions and refinancing in 2014.
Capital expenditures were $676 million in 2013 compared to $690 million in 2012. Despite the challenging economies around the world, we continue to invest in new product lines and targeted capacity expansions.  We plan to spend between $700 million and $800 million in 2014 as we continue with product launches and facility improvements and prepare for future emission standards.  Over 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2014. As of December 31, 2013, we have committed to invest an additional $52 million in existing joint ventures, of which the entire amount is expected to be funded in 2014.
2012 vs. 2011
Net cash used in investing activities increased versus 2011 primarily due to cash investments for the acquisitions of Hilite and Central Power, proceeds from the 2011 disposition of certain assets and liabilities of our exhaust business and light-duty filtration business, which did not repeat in 2012, and increased capital expenditures.

Financing Activities

	Years ended December 31,			Change
In millions	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Proceeds from borrowings	$1,004	$64	$127	$940	$(63)
Payments on borrowings and capital lease obligations	(90)	(145)	(237)	55	92
Net borrowings under short-term credit agreements	(3)	11	6	(14)	5
Distributions to noncontrolling interests	(75)	(62)	(56)	(13)	(6)
Dividend payments on common stock	(420)	(340)	(255)	(80)	(85)
Repurchases of common stock	(381)	(256)	(629)	(125)	373
Excess tax benefits on stock-based awards	13	14	5	(1)	9
Other, net	4	20	14	(16)	6
Net cash provided by (used in) financing activities	$52	$(694)	$(1,025)	$746	$331
2013 vs. 2012
In September 2013, we issued $1 billion aggregate principal amount of senior notes consisting of $500 million aggregate principal amount of 3.65% senior unsecured notes due in 2023 and $500 million aggregate principal amount of 4.875% senior unsecured notes due in 2043. Net proceeds from the issuance were $979 million.
Net cash provided by financing activities increased versus 2012 primarily due to proceeds from the issuance of senior notes and lower payments on borrowings and capital lease obligations, partially offset by higher repurchases of common stock and higher dividend payments.
Our total debt was $1.7 billion as of December 31, 2013, compared with $775 million as of December 31, 2012. Total debt as a percent of our total capital, including total long-term debt, was 18.1 percent at December 31, 2013, compared with 10.0 percent at December 31, 2012.
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
In February 2011, the Board of Directors approved a new share repurchase program and authorized the acquisition of up to $1 billion of our common stock upon completion of the $500 million program. Under this authorization, we repurchased $518 million of shares in 2011 and $256 million of shares in 2012. In December 2012, the Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2011 repurchase plan. In 2013, we made the following quarterly purchases under the repurchase programs indicated:

In millions (except per share amounts) For each quarter ended	Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
February 2011, $1 billion repurchase program
March 31	—	$—	$—	$226
June 30	2.0	113.44	226	—
Subtotal	2.0	$113.44	$226	$—

December 2012, $1 billion repurchase program
June 30	0.6	$107.74	$63	$937
September 29	—	—	—	937
December 31	0.7	129.18	92	845
Subtotal	1.3	119.54	$155	$845

Total	3.3	$115.85	$381	$845
Quarterly Dividends
In July 2013, the Board of Directors authorized a 25 percent increase to our quarterly cash dividend on our common stock from $0.50 per share to $0.625 per share. In July 2012, the Board of Directors authorized a 25 percent increase to our quarterly cash dividend on our common stock from $0.40 per share to $0.50 per share. In July 2011, the Board of Directors approved a 52 percent increase to our quarterly cash dividend on our common stock from $0.2625 per share to $0.40 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2013	2012	2011
First quarter	$0.50	$0.40	$0.2625
Second quarter	0.50	0.40	0.2625
Third quarter	0.625	0.50	0.40
Fourth quarter	0.625	0.50	0.40
Total	$2.25	$1.80	$1.325
Total dividends paid to common shareholders in 2013, 2012 and 2011 were $420 million, $340 million and $255 million respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
Credit Ratings
A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating. There were no downgrades of our credit ratings in 2013 that have impacted these covenants or pricing modifications. In October 2012, Fitch Ratings upgraded our ratings to 'A' and changed our outlook to stable. In April 2013, Moody’s Investors Service, Inc. raised our rating to ‘A3’ and changed our outlook to stable. Standard & Poor's Rating Services, Fitch Ratings and Moody's Investors Service, Inc. confirmed our credit ratings as 'A', 'A' and 'A3', respectively, subsequent to the third quarter issuance of $1 billion in senior notes.
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

Credit Rating Agency	Senior L-T Debt Rating	Outlook
Standard & Poor’s Rating Services	A	Stable
Fitch Ratings	A	Stable
Moody’s Investors Service, Inc.	A3	Stable

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS
A summary of payments due for our contractual obligations and commercial commitments, as of December 31, 2013, is shown in the tables below:

Contractual Cash Obligations
In millions	2014	2015-2016	2017-2018	After 2018	Total
Loans payable	$17	$—	$—	$—	$17
Long-term debt and capital lease obligations(1)	149	327	194	3,091	3,761
Operating leases	171	189	98	111	569
Capital expenditures	350	104	—	—	454
Purchase commitments for inventory	578	—	—	—	578
Other purchase commitments	215	117	20	13	365
Pension funding(2)	88	93	—	—	181
Other postretirement benefits	43	79	69	207	398
Total	$1,611	$909	$381	$3,422	$6,323
____________________________________

(1)	Includes principal payments and expected interest payments based on the terms of the obligations

(2)
We are contractually obligated in the U.K. to fund $88 million in 2014 and $93 million in 2015; however, our expected total pension contributions for 2014, including the U.K., is approximately $205 million.

The contractual obligations reported above exclude our unrecognized tax benefits of $169 million as of December 31, 2013. We are not able to reasonably estimate the period in which cash outflows relating to uncertain tax contingencies could occur. See Note 4, "INCOME TAXES," to the Consolidated Financial Statements for further details.
Our other commercial commitments as of December 31, 2013, are as follows

Other Commercial Commitments
In millions	2014	2015-2016	2017-2018	After 2018	Total
Standby letters of credit under revolving credit agreements	$23	$—	$—	$—	$23
International and other domestic letters of credit	34	8	4	3	49
Performance and excise bonds	61	5	—	—	66
Guarantees, indemnifications and other commitments	6	—	—	—	6
Total	$124	$13	$4	$3	$144
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
A summary of our significant accounting policies is included in Note 1, "SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES" of our Consolidated Financial Statements which discusses accounting policies that we have selected from acceptable alternatives.
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
Critical accounting estimates are defined as follows: the estimate requires management to make assumptions about matters that were highly uncertain at the time the estimate was made; different estimates reasonably could have been used; or if changes in the estimate are reasonably likely to occur from period to period and the change would have a material impact on our financial condition or results of operations. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and the disclosures set forth below with the Audit Committee of our Board of Directors. We believe our critical accounting estimates include those addressing the estimation of liabilities for warranty programs, accounting for income taxes and pension benefits.

Warranty Programs
We estimate and record a liability for base warranty programs at the time our products are sold. Our estimates are based on historical experience and reflect management's best estimates of expected costs at the time products are sold and subsequent adjustment to those expected costs when actual costs differ. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action or when a recall becomes probable and estimable, which generally occurs when it is announced. Our warranty liability is generally affected by component failure rates, repair costs and the point of failure within the product life cycle. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. New product launches require a greater use of judgment in developing estimates until historical experience becomes available. Product specific experience is typically available four or five quarters after product launch, with a clear experience trend evident eight quarters after launch. We generally record warranty expense for new products upon shipment using a preceding product's warranty history and a multiplicative factor based upon preceding similar product experience and new product assessment until sufficient new product data is available for warranty estimation. We then use a blend of actual new product experience and preceding product historical experience for several subsequent quarters, and new product specific experience thereafter. Note 11, "PRODUCT WARRANTY LIABILITY," to our Consolidated Financial Statements contains a summary of the activity in our warranty liability account for 2013 and 2012 including adjustments to pre-existing warranties.
Accounting for Income Taxes
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. At December 31, 2013, we recorded net deferred tax assets of $177 million. These assets included $187 million for the value of tax loss and credit carryforwards. A valuation allowance of $101 million was recorded to reduce the tax assets to the net value management believed was more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in Note 4, "INCOME TAXES," to our Consolidated Financial Statements.
Pension Benefits
We sponsor a number of pension plans primarily in the U.S. and the U.K. and to a lesser degree in various other countries. In the U.S. and the U.K. we have several major defined benefit plans that are separately funded. We account for our pension programs in accordance with employers' accounting for defined benefit pension and other postretirement plans under GAAP. GAAP requires that amounts recognized in financial statements be determined using an actuarial basis. As a result, our pension benefit programs are based on a number of statistical and judgmental assumptions that attempt to anticipate future events and are used in calculating the expense and liability related to our plans each year at December 31. These assumptions include discount rates used to value liabilities, assumed rates of return on plan assets, future compensation increases, employee turnover rates, actuarial assumptions relating to retirement age, mortality rates and participant withdrawals. The actuarial assumptions we use may differ significantly from actual results due to changing economic conditions, participant life span and withdrawal rates. These differences may result in a material impact to the amount of net periodic pension cost to be recorded in our Consolidated Financial Statements in the future.
The expected long-term return on plan assets is used in calculating the net periodic pension cost. We considered several factors in developing our expected rate of return on plan assets. The long-term rate of return considers historical returns and expected returns on current and projected asset allocations and is generally applied to a five-year average market value of return. Projected returns are based primarily on broad, publicly traded fixed income and equity indices and forward-looking estimates of active portfolio and investment management. As of December 31, 2013, based upon our target asset allocations, it is anticipated that our U.S. investment policy will generate an average annual return over the 10-year projection period equal to or in excess of 7.5 percent approximately 30 percent of the time while returns of 8.0 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. The 2013 one-year return of 7.6 percent, combined with the very favorable returns in 2012, has eliminated the significant deterioration in pension assets experienced in 2008 as a result of the credit crisis and related market recession. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 7.5 percent per year in 2014 for U.S. pension assets is reasonable.
The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. As of December 31, 2013, based upon our target asset allocations, it is anticipated that our U.K. investment policy will generate an average annual return over the 20-year projection period equal to or in excess of 5.6 percent approximately 50 percent of the time while returns of 6.5 percent or greater are anticipated 25 percent of the time. We expect additional positive returns from active investment management. The one-year return for our U.K. plan was 10.9 percent for 2013, and similar to our U.S. plan, the 2008 market related deterioration in our plan assets has been eliminated. Our strategy with respect to our investments in pension plan assets is to be invested with a long-term outlook. Therefore, the risk and return balance of our asset portfolio should reflect a long-term horizon. Based on the historical returns and forward-looking return expectations, we believe an investment return assumption of 5.8 percent in 2014 for U.K. pension assets is reasonable. Our pension plan asset allocations at December 31, 2013 and 2012 and target allocation for 2014 are as follows:

	U.S. Plans			U.K. Plans
	Target Allocation	Percentage of Plan Assets at December 31,		Target Allocation	Percentage of Plan Assets at December 31,
Investment description	2014	2013	2012	2014	2013	2012
Fixed income	64.0%	57.0%	47.5%	45.0%	43.7%	46.0%
Equity securities	22.0%	35.5%	40.1%	30.5%	43.2%	43.0%
Real estate/other	14.0%	7.5%	12.4%	24.5%	13.1%	11.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
The differences between the actual return on plan assets and expected long-term return on plan assets are recognized in the asset value used to calculate net periodic expense over five years. The table below sets forth the expected return assumptions used to develop our pension cost for the period 2011-2013 and our expected rate of return for 2014.

	Long-term Expected Return Assumptions
	2014	2013	2012	2011
U.S. plans	7.50%	8.00%	8.00%	8.00%
U.K. plans	5.80%	5.80%	6.50%	7.00%
A lower expected rate of return will increase our net periodic pension cost and reduce profitability.
GAAP for pensions offers various acceptable alternatives to account for the differences that eventually arise between the estimates used in the actuarial valuations and the actual results. It is acceptable to delay or immediately recognize these differences. Under the delayed recognition alternative, changes in pension obligation (including those resulting from plan amendments) and changes in the value of assets set aside to meet those obligations are not recognized in net periodic pension cost as they occur but are recognized initially in comprehensive income and subsequently amortized as components of net periodic pension cost systematically and gradually over future periods. In addition to this approach, GAAP also allows immediate recognition of actuarial gains or losses. Immediate recognition introduces volatility in financial results. We have chosen to delay recognition and amortize actuarial differences over future periods. If we adopted the immediate recognition approach, we would record a loss of $838 million ($579 million after-tax) from cumulative actuarial net losses for our U.S. and U.K. pension plans.
The difference between the expected return and the actual return on plan assets is deferred from recognition in our results of operations and, under certain circumstances such as when the difference exceeds 10 percent of the market value of plan assets or the projected benefit obligation (PBO), amortized over future years of service. This is also true of changes to actuarial assumptions. As of December 31, 2013, we had net pension actuarial losses of $478 million and $361 million for the U.S. and U.K. pension plans, respectively. Under GAAP, the actuarial gains and losses are recognized and recorded in accumulated other comprehensive loss. Net actuarial gains increased our shareholders' equity by $102 million (after-tax) in 2013. The gains were due to a liability gain from a higher U.S. discount rate and improved plan asset performance for the U.K. plan, partially offset by U.K. liability losses from a higher inflation assumption and a lower discount rate. As these amounts exceed 10 percent of our PBO, the excess is amortized over the average remaining service lives of participating employees.

The table below sets forth the net periodic pension cost for the period 2011-2013 and our expected cost for 2014.

In millions	2014	2013	2012	2011
Net periodic pension cost	$57	$87	$64	$68
We expect 2014 net periodic pension cost to decrease significantly over 2013, due to reduced loss amortizations resulting from improved U.S. asset performance and a higher discount rate. The increase in periodic pension cost in 2013 compared to 2012 was due to unfavorable impacts of higher service cost due to increased headcount, decreased discount rates and lower expected asset returns for our U.K. plan as we de-risk plan trust assets moving toward more conservative investments. The decrease in periodic pension cost in 2012 compared to 2011 was due to improved returns on assets and strong contributions in 2011. Another key assumption used in the development of the net periodic pension cost the discount rate. The weighted average discount rates used to develop our net periodic pension cost are set forth in the table below.

	Discount Rates
	2014	2013	2012	2011
U.S. plans	4.83%	3.97%	4.82%	5.42%
U.K. plans	4.60%	4.70%	5.20%	5.80%
Changes in the discount rate assumptions will impact the interest cost component of the net periodic pension cost calculation.
The discount rate enables us to state expected future cash payments for benefits as a present value on the measurement date. The guidelines for setting this rate are discussed in GAAP which suggests the use of a high-quality corporate bond rate. We used bond information provided by Moody's Investor Service Inc., Standard & Poor's Rating Services, Fitch Ratings and Dominion Bond Rating. All bonds used to develop our hypothetical portfolio in the U.S. and U.K. were high-quality, non-callable bonds (Aa or better) as of December 31, 2013, by at least two of the bond rating agencies. The average yield of this hypothetical bond portfolio was used as the benchmark for determining the discount rate to be used to value the obligations of the plans subject to GAAP for pensions and other postretirement benefits.
Our model called for projected payments until current participants have received payment of benefits over a period of approximately 80 years in the U.S. and U.K. For both countries, our model matches the present value of the plan's projected benefit payments to the market value of the theoretical settlement bond portfolio. A single equivalent discount rate is determined to align the present value of the required cash flow with the value of the bond portfolio. The resulting discount rate is reflective of both the current interest rate environment and the plan's distinct liability characteristics.
The table below sets forth the estimated impact on our 2014 net periodic pension cost relative to a change in the discount rate and a change in the expected rate of return on plan assets.

In millions	Impact on Pension Cost Increase/(Decrease)
Discount rate used to value liabilities
0.25 percent increase	$(11)
0.25 percent decrease	10
Expected rate of return on assets
1 percent increase	(38)
1 percent decrease	38
The above sensitivities reflect the impact of changing one assumption at a time. A higher discount rate decreases the plan obligations and decreases our net periodic pension cost. A lower discount rate increases the plan obligations and increases our net periodic pension cost. It should be noted that economic factors and conditions often affect multiple assumptions simultaneously and the effects of changes in key assumptions are not necessarily linear. Note 12, "PENSION AND OTHER POSTRETIREMENT BENEFITS," to our Consolidated Financial Statements provides a summary of our pension benefit plan activity, the funded status of our plans and the amounts recognized in our Consolidated Financial Statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (FASB) amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component.  Specifically, the amendment requires disclosure of the line items on net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period.  It also requires cross reference to other disclosures for amounts that are not reclassified in their entirety in the same reporting period.  The new rules became effective for us beginning January 1, 2013 and were adopted prospectively in accordance with the standard.  The standard resulted in new disclosures in NOTE 16, "OTHER COMPREHENSIVE INCOME (LOSS)."
In December 2011, the FASB amended its standards related to offsetting assets and liabilities.  This amendment requires entities to disclose both gross and net information about certain instruments and transactions eligible for offset in the statement of financial position and certain instruments and transactions subject to an agreement similar to a master netting agreement.  This information enables users of the financial statements to understand the effect of those arrangements on our financial position.  The new rules became effective on January 1, 2013.  In January 2013, the FASB further amended this standard to limit its scope to derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions.  This standard resulted in new disclosures in NOTE 21, "DERIVATIVES."
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
The following describes our risk exposures and provides the results of a sensitivity analysis performed as of December 31, 2013. The sensitivity analysis assumes instantaneous, parallel shifts in foreign currency exchange rates and commodity prices.
Foreign Exchange Rates
As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income during the period of change. As of December 31, 2013, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net gain of $4 million. For the years ended December 31, 2013 and 2012, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.
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

As of December 31, 2013, the potential gain or loss in the fair value of our outstanding foreign currency contracts, assuming a hypothetical 10 percent fluctuation in the currencies of such contracts, would be approximately $35 million. The sensitivity analysis of the effects of changes in foreign currency exchange rates assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of foreign exchange movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 21, "DERIVATIVES," to our Consolidated Financial Statements).
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates.  We manage our exposure to interest rate fluctuations through the use of interest rate swaps.  The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.
In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt issue, due in 2028, from a fixed rate of 7.125 percent to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under GAAP. The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as “Interest expense.” The following table summarizes these gains and losses for the years presented below:

	For the years ended December 31,
In millions	2013		2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(39)	$39	$6	$(6)
Commodity Price Risk
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  We also have commodity swap contracts that represent an economic hedge, but are not designated for hedge accounting and are marked to market through earnings.  For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of December 31, 2013, we expect to reclassify an unrealized net loss of $4 million from AOCL to income over the next year.  Our internal policy allows for managing these cash flow hedges for up to three years.
As of December 31, 2013, the potential gain or loss related to the outstanding commodity swap contracts, assuming a hypothetical 10 percent fluctuation in the price of such commodities, was $9 million. The sensitivity analysis of the effects of changes in commodity prices assumes the notional value to remain constant for the next 12 months. The analysis ignores the impact of commodity price movements on our competitive position and potential changes in sales levels. It should be noted that any change in the value of the swap contracts, real or hypothetical, would be significantly offset by an inverse change in the value of the underlying hedged items (see Note 21, "DERIVATIVES," to the Consolidated Financial Statements).

ITEM 8.    Financial Statements and Supplementary Data
Index to Financial Statements

•	Management's Report to Shareholders

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Balance Sheets at December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
NOTE 2	ACQUISITIONS AND DIVESTITURES
NOTE 3	INVESTMENTS IN EQUITY INVESTEES
NOTE 4	INCOME TAXES
NOTE 5	MARKETABLE SECURITIES
NOTE 6	FAIR VALUE OF FINANCIAL INSTRUMENTS
NOTE 7	INVENTORIES
NOTE 8	PROPERTY, PLANT AND EQUIPMENT
NOTE 9	GOODWILL AND OTHER INTANGIBLE ASSETS
NOTE 10	DEBT
NOTE 11	PRODUCT WARRANTY LIABILITY
NOTE 12	PENSION AND OTHER POSTRETIREMENT BENEFITS
NOTE 13	OTHER LIABILITIES AND DEFERRED REVENUE
NOTE 14	COMMITMENTS AND CONTINGENCIES
NOTE 15	SHAREHOLDERS' EQUITY
NOTE 16	OTHER COMPREHENSIVE INCOME (LOSS)
NOTE 17	STOCK INCENTIVE AND STOCK OPTION PLANS
NOTE 18	NONCONTROLLING INTEREST
NOTE 19	RESTRUCTURING AND OTHER CHARGES
NOTE 20	EARNINGS PER SHARE
NOTE 21	DERIVATIVES
NOTE 22	OPERATING SEGMENTS
NOTE 23	SUBSEQUENT EVENT

•	Selected Quarterly Financial Data (Unaudited)

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
Management assessed the effectiveness of our internal control over financial reporting and concluded it was effective as of December 31, 2013. In making its assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).
The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Officer Certifications
Please refer to Exhibits 31(a) and 31(b) attached to this report for certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

/s/ N. THOMAS LINEBARGER	/s/ PATRICK J. WARD
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cummins Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cummins Inc. and its subsidiaries at December 31, 2013 and 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Indianapolis, Indiana
February 18, 2014

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years ended December 31,
In millions, except per share amounts	2013	2012	2011
NET SALES (a)	$17,301	$17,334	$18,048
Cost of sales	12,918	12,826	13,459
GROSS MARGIN	4,383	4,508	4,589

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	1,920	1,900	1,837
Research, development and engineering expenses	713	728	629
Equity, royalty and interest income from investees (Note 3)	361	384	416
Gain on sale of businesses (Note 2)	—	6	121
Other operating income (expense), net	(10)	(16)	21
OPERATING INCOME	2,101	2,254	2,681

Interest income	27	25	34
Interest expense (Note 10)	41	32	44
Other income (expense), net	32	24	—
INCOME BEFORE INCOME TAXES	2,119	2,271	2,671

Income tax expense (Note 4)	531	533	725
CONSOLIDATED NET INCOME	1,588	1,738	1,946

Less: Net income attributable to noncontrolling interests	105	93	98
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,483	$1,645	$1,848

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC. (Note 20)
Basic	$7.93	$8.69	$9.58
Diluted	$7.91	$8.67	$9.55
____________________________________

(a)	Includes sales to nonconsolidated equity investees of $2,319 million, $2,427 million and $2,594 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
In millions	2013	2012	2011
CONSOLIDATED NET INCOME	$1,588	$1,738	$1,946
Other comprehensive income (loss), net of tax (Note 16)
Foreign currency translation adjustments	(46)	29	(147)
Unrealized gain (loss) on derivatives	(1)	20	(32)
Change in pension and other postretirement defined benefit plans	183	(70)	(78)
Unrealized gain (loss) on marketable securities	1	2	1
Total other comprehensive income (loss), net of tax	137	(19)	(256)
COMPREHENSIVE INCOME	1,725	1,719	1,690
Less: Comprehensive income attributable to noncontrolling interest	76	86	60
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$1,649	$1,633	$1,630
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
In millions, except par value	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$2,699	$1,369
Marketable securities (Note 5)	150	247
Total cash, cash equivalents and marketable securities	2,849	1,616
Accounts and notes receivable, net
Trade and other	2,362	2,235
Nonconsolidated equity investees	287	240
Inventories (Note 7)	2,381	2,221
Prepaid expenses and other current assets	760	855
Total current assets	8,639	7,167
Long-term assets
Property, plant and equipment, net (Note 8)	3,156	2,724
Investments and advances related to equity method investees (Note 3)	931	897
Goodwill (Note 9)	461	445
Other intangible assets, net (Note 9)	357	369
Prepaid pensions (Note 12)	514	182
Other assets	670	764
Total assets	$14,728	$12,548

LIABILITIES
Current liabilities
Loans payable (Note 10)	$17	$16
Accounts payable (principally trade)	1,557	1,339
Current maturities of long-term debt (Note 10)	51	61
Current portion of accrued product warranty (Note 11)	360	386
Accrued compensation, benefits and retirement costs	433	400
Deferred revenue	285	215
Taxes payable (including taxes on income)	99	173
Other accrued expenses	566	546
Total current liabilities	3,368	3,136
Long-term liabilities
Long-term debt (Note 10)	1,672	698
Pensions (Note 12)	232	244
Postretirement benefits other than pensions (Note 12)	356	432
Other liabilities and deferred revenue (Note 13)	1,230	1,064
Total liabilities	6,858	5,574
Commitments and contingencies (Note 14)	—	—

EQUITY
Cummins Inc. shareholders’ equity (Note 15)
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.4 shares issued	2,099	2,058
Retained earnings	8,406	7,343
Treasury stock, at cost, 35.6 and 32.6 shares	(2,195)	(1,830)
Common stock held by employee benefits trust, at cost, 1.3 and 1.5 shares	(16)	(18)
Accumulated other comprehensive loss (Note 16)
Defined benefit postretirement plans	(611)	(794)
Other	(173)	(156)
Total accumulated other comprehensive loss	(784)	(950)
Total Cummins Inc. shareholders’ equity	7,510	6,603
Noncontrolling interests (Note 18)	360	371
Total equity	7,870	6,974
Total liabilities and equity	$14,728	$12,548
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
In millions	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$1,588	$1,738	$1,946
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Restructuring and other charges and credits, net of cash payments (Note 19)	(25)	27	—
Depreciation and amortization	407	361	325
Gain on sale of businesses (Note 2)	—	(6)	(121)
Gain on sale of equity investment	—	(13)	—
Gain on fair value adjustment for consolidated investees (Note 2)	(12)	(7)	—
Deferred income taxes (Note 4)	100	116	85
Equity in income of investees, net of dividends	(62)	(15)	(23)
Pension contributions in excess of expense (Note 12)	(82)	(68)	(131)
Other post-retirement benefits payments in excess of expense (Note 12)	(25)	(21)	(31)
Stock-based compensation expense	37	36	42
Excess tax benefits on stock-based awards	(13)	(14)	(5)
Translation and hedging activities	17	—	4
Changes in current assets and liabilities, net of acquisitions and divestitures (Note 1)	(65)	(775)	(154)
Changes in other liabilities and deferred revenue	211	214	139
Other, net	13	(41)	(3)
Net cash provided by operating activities	2,089	1,532	2,073
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(676)	(690)	(622)
Investments in internal use software	(64)	(87)	(60)
Proceeds from disposals of property, plant and equipment	14	11	8
Investments in and advances to equity investees	(42)	(70)	(81)
Acquisitions of businesses, net of cash acquired (Note 2)	(147)	(215)	—
Proceeds from sale of businesses, net of cash sold (Note 2)	—	10	199
Investments in marketable securities—acquisitions	(418)	(561)	(729)
Investments in marketable securities—liquidations (Note 5)	525	585	750
Proceeds from sale of equity investment	—	23	—
Purchases of other investments	(40)	—	—
Cash flows from derivatives not designated as hedges	1	12	(18)
Other, net	1	—	1
Net cash used in investing activities	(846)	(982)	(552)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings (Note 10)	1,004	64	127
Payments on borrowings and capital lease obligations	(90)	(145)	(237)
Net borrowings under short-term credit agreements	(3)	11	6
Distributions to noncontrolling interests	(75)	(62)	(56)
Dividend payments on common stock (Note 15)	(420)	(340)	(255)
Repurchases of common stock	(381)	(256)	(629)
Excess tax benefits on stock-based awards	13	14	5
Other, net	4	20	14
Net cash provided by (used in) financing activities	52	(694)	(1,025)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	35	29	(35)
Net increase (decrease) in cash and cash equivalents	1,330	(115)	461
Cash and cash equivalents at beginning of year	1,369	1,484	1,023
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,699	$1,369	$1,484
The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Common Stock Held in Trust	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2010	$554	$1,380	$4,445	$(720)	$(964)	$(25)	$4,670	$326	$4,996
Net income			1,848				1,848	98	1,946
Other comprehensive income (loss)				(218)			(218)	(38)	(256)
Issuance of shares	1	13					14	—	14
Employee benefits trust activity		25				3	28	—	28
Acquisition of shares					(629)		(629)	—	(629)
Cash dividends on common stock			(255)				(255)	—	(255)
Distribution to noncontrolling interests							—	(56)	(56)
Stock option exercises					6		6	—	6
Other shareholder transactions		28					28	9	37
BALANCE AT DECEMBER 31, 2011	$555	$1,446	$6,038	$(938)	$(1,587)	$(22)	$5,492	$339	$5,831
Net income			1,645				1,645	93	1,738
Other comprehensive income (loss)				(12)			(12)	(7)	(19)
Issuance of shares	1	6					7	—	7
Employee benefits trust activity		27				4	31	—	31
Acquisition of shares					(256)		(256)	—	(256)
Cash dividends on common stock			(340)				(340)	—	(340)
Distribution to noncontrolling interests							—	(76)	(76)
Stock option exercises					13		13	—	13
Other shareholder transactions		23					23	22	45
BALANCE AT DECEMBER 31, 2012	$556	$1,502	$7,343	$(950)	$(1,830)	$(18)	$6,603	$371	$6,974
Net income			1,483				1,483	105	1,588
Other comprehensive income (loss)				166			166	(29)	137
Issuance of shares		8					8	—	8
Employee benefits trust activity		24				2	26	—	26
Acquisition of shares					(381)		(381)	—	(381)
Cash dividends on common stock			(420)				(420)	—	(420)
Distribution to noncontrolling interests							—	(75)	(75)
Stock option exercises		1			16		17	—	17
Other shareholder transactions		8					8	(12)	(4)
BALANCE AT DECEMBER 31, 2013	$556	$1,543	$8,406	$(784)	$(2,195)	$(16)	$7,510	$360	$7,870

The accompanying notes are an integral part of our Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Cummins Inc. was founded in 1919 as a corporation in Columbus, Indiana, as one of the first diesel engine manufacturers. We are a global power leader that designs, manufactures, distributes and services diesel and natural gas engines and engine-related component products, including filtration, aftertreatment, turbochargers, fuel systems, controls systems, air handling systems and electric power generation systems.  We sell our products to original equipment manufacturers (OEMs), distributors and other customers worldwide. We serve our customers through a network of over 600 company-owned and independent distributor locations and over 6,800 dealer locations in more than 190 countries and territories.
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
Certain amounts for 2012 and 2011 have been reclassified to conform to the current classifications.
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
Our foreign equity investees are presented net of applicable foreign income taxes in our Consolidated Statements of Income. The vast majority of our United States (U.S.) equity investees are partnerships (non-taxable), thus there is no difference between gross or net of tax presentation as the investees are not taxed. See NOTE 3, "INVESTMENTS IN EQUITY INVESTEES," for additional information.

Use of Estimates in the Preparation of the Financial Statements
Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts presented and disclosed in our Consolidated Financial Statements. Significant estimates and assumptions in these Consolidated Financial Statements require the exercise of judgment and are used for, but not limited to, allowance for doubtful accounts, estimates of future cash flows and other assumptions associated with goodwill and long-lived asset impairment tests, useful lives for depreciation and amortization, warranty programs, determination of discount and other rate assumptions for pension and other postretirement benefit costs, restructuring costs, income taxes and deferred tax valuation allowances, lease classification and contingencies. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates.
Revenue Recognition
We recognize revenue, net of estimated costs of returns, allowances and sales incentives, when it is realized or realizable, which generally occurs when:

•	Persuasive evidence of an arrangement exists,

•	The product has been shipped and legal title and all risks of ownership have been transferred,

•	The sales price is fixed or determinable and

•	Payment is reasonably assured.
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

Foreign Currency Transactions and Translation
We translate assets and liabilities of foreign entities to U.S. dollars, where the local currency is the functional currency, at year-end exchange rates. We translate income and expenses to U.S. dollars using weighted-average exchange rates for the year. We record adjustments resulting from translation in a separate component of accumulated other comprehensive income (loss) and include the adjustments in net income only upon sale, loss of controlling financial interest or liquidation of the underlying foreign investment.
Foreign currency transaction gains and losses are included in current net income. For foreign entities where the U.S. dollar is the functional currency, including those operating in highly inflationary economies when applicable, we remeasure non-monetary balances and the related income statement using historical exchange rates. We include in income the resulting gains and losses, including the effect of derivatives in our Consolidated Statements of Income, which combined with transaction gains and losses amounted to a net loss of $27 million in 2013, net loss of $14 million in 2012 and net loss of $14 million in 2011.
Derivative Instruments
We make use of derivative instruments in foreign exchange, commodity price and interest rate hedging programs. Derivatives currently in use are foreign currency forward contracts, commodity swap contracts, commodity zero-cost collars and an interest rate swap. These contracts are used strictly for hedging and not for speculative purposes.
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
Income Tax Accounting
We determine our income tax expense using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits of tax loss and credit carryforwards are also recognized as deferred tax assets. We evaluate the recoverability of our deferred tax assets each quarter by assessing the likelihood of future profitability and available tax planning strategies that could be implemented to realize our net deferred tax assets. A valuation allowance is recorded to reduce the tax assets to the net value management believes is more likely than not to be realized. In the event our operating performance deteriorates, future assessments could conclude that a larger valuation allowance will be needed to further reduce the deferred tax assets. In addition, we operate within multiple taxing jurisdictions and are subject to tax audits in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. We reduce our net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions we have taken and we believe we have made adequate provision for income taxes for all years that are subject to audit based upon the latest information available. A more complete description of our income taxes and the future benefits of our tax loss and credit carryforwards is disclosed in NOTE 4, "INCOME TAXES."
Cash and Cash Equivalents
Cash equivalents are defined as short-term, highly liquid investments with an original maturity of 90 days or less at the time of purchase. The carrying amounts reflected in our Consolidated Balance Sheets for cash and cash equivalents approximate fair value due to the short-term maturity of these investments.

Statements of Cash Flows-Supplemental Disclosures

	Years ended December 31,
In millions	2013	2012	2011
Changes in current assets and liabilities, net of acquisitions and divestitures
Accounts and notes receivable	$(148)	$87	$(350)
Inventories	(46)	(32)	(225)
Other current assets	212	(60)	(21)
Accounts payable	163	(256)	208
Accrued expenses	(246)	(514)	234
Total	$(65)	$(775)	$(154)

Cash payments for income taxes, net of refunds	$380	$691	$532
Cash payments for interest, net of capitalized interest	$30	$32	$47
Marketable Securities
We account for marketable securities in accordance with GAAP for investments in debt and equity securities. We determine the appropriate classification of all marketable securities as "held-to-maturity, "available-for-sale" or "trading" at the time of purchase, and re-evaluate such classifications at each balance sheet date. At December 31, 2013 and 2012, all of our investments were classified as available-for-sale.
Available-for-sale (AFS) securities are carried at fair value with the unrealized gain or loss, net of tax, reported in other comprehensive income. Unrealized losses considered to be "other-than-temporary" are recognized currently in income. The cost of securities sold is based on the specific identification method. The fair value of most investment securities is determined by currently available market prices. Where quoted market prices are not available, we use the market price of similar types of securities that are traded in the market to estimate fair value. See NOTE 5, "MARKETABLE SECURITIES," for a detailed description of our investments in marketable securities.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the invoiced amount, which approximates net realizable value, and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on our historical collection experience and by performing an analysis of our accounts receivable in light of the current economic environment. We review our allowance for doubtful accounts on a regular basis. In addition, when necessary, we provide an allowance for the full amount of specific accounts deemed to be uncollectible. Account balances are charged off against the allowance in the period in which we determine that it is probable the receivable will not be recovered. The allowance for doubtful accounts balances for the years ended December 31, 2013 and 2012 were $14 million and $13 million, respectively.
Inventories
Our inventories are stated at the lower of cost or market. For the years ended December 31, 2013 and 2012, approximately 14 percent and 14 percent, respectively, of our consolidated inventories (primarily heavy-duty and high-horsepower engines and parts) were valued using the last-in, first-out (LIFO) cost method. The cost of other inventories is generally valued using the first-in, first-out (FIFO) cost method. Our inventories at interim and year-end reporting dates include estimates for adjustments related to annual physical inventory results and for inventory cost changes under the LIFO cost method. Due to significant movements of partially-manufactured components and parts between manufacturing plants, we do not internally measure, nor do our accounting systems provide, a meaningful segregation between raw materials and work-in-process. See NOTE 7, "INVENTORIES," for additional information.
Property, Plant and Equipment
We record property, plant and equipment, inclusive of assets under capital leases, at cost. We depreciate the cost of the majority of our equipment using the straight-line method with depreciable lives ranging from 20 to 40 years for buildings and 3 to 20 years for machinery, equipment and fixtures. Capital lease amortization is recorded in depreciation expense. We expense normal maintenance and repair costs as incurred. Depreciation expense totaled $318 million, $287 million and $264 million for the years ended December 31, 2013, 2012 and 2011, respectively. See NOTE 8, "PROPERTY, PLANT AND EQUIPMENT," for additional information.

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
Goodwill
Under GAAP for goodwill, we have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform an annual two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. In addition, carrying value of goodwill must be tested for impairment on an interim basis in certain circumstances where impairment may be indicated. When we are required or opt to perform the two-step impairment test, the fair value of each reporting unit is estimated by discounting the after tax future cash flows less requirements for working capital and fixed asset additions. Our reporting units are generally defined as one level below an operating segment. However, there were two situations where we have aggregated two or more components which share similar economic characteristics and thus are aggregated into a single reporting unit for testing purposes. These two situations are described further below. This analysis has resulted in the following reporting units for our goodwill testing:

•	Within our Components segment, our emission solutions and filtration businesses have been aggregated into a single reporting unit.

•	Also within our Components segment, our turbo technologies business is considered a separate reporting unit.

•	Within our Power Generation segment, our alternators business is considered a separate reporting unit.

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
No other reporting units have goodwill. Our valuation method requires us to make projections of revenue, operating expenses, working capital investment and fixed asset additions for the reporting units over a multi-year period. Additionally, management must estimate a weighted-average cost of capital, which reflects a market rate, for each reporting unit for use as a discount rate. The discounted cash flows are compared to the carrying value of the reporting unit and, if less than the carrying value, a separate valuation of the goodwill is required to determine if an impairment loss has occurred. In addition, we also perform a sensitivity analysis to determine how much our forecasts can fluctuate before the fair value of a reporting unit would be lower than its carrying amount. We performed the required procedures as of the end of our fiscal third quarter and determined that our goodwill was not impaired. At December 31, 2013, our recorded goodwill was $461 million, approximately 87 percent of which resided in the emission solutions plus filtration reporting unit. For this reporting unit, the fair value exceeded its carrying value by a substantial margin when we last performed step one of the two-step impairment test. Changes in our projections or estimates, a deterioration of our operating results and the related cash flow effect or a significant increase in the discount rate could decrease the estimated fair value of our reporting units and result in a future impairment of goodwill. See NOTE 9, "GOODWILL AND OTHER INTANGIBLE ASSETS,"for additional information.

Software
We capitalize certain costs for software that are developed or obtained for internal use. Software costs are amortized on a straight-line basis over their estimated useful lives generally ranging from 3 to 12 years. Software assets are reviewed for impairment when events or circumstances indicate that the carrying value may not be recoverable over the remaining lives of the assets. Upgrades and enhancements are capitalized if they result in significant modifications that enable the software to perform tasks it was previously incapable of performing. Software maintenance, training, data conversion and business process reengineering costs are expensed in the period in which they are incurred. See NOTE 9, "GOODWILL AND OTHER INTANGIBLE ASSETS," for additional information.
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
In addition, we sell extended warranty coverage on most of our engines. The revenue collected is initially deferred and is recognized as revenue in proportion to the costs expected to be incurred in performing services over the contract period. We compare the remaining deferred revenue balance quarterly to the estimated amount of future claims under extended warranty programs and provide an additional accrual when the deferred revenue balance is less than expected future costs. See NOTE 11, "PRODUCT WARRANTY LIABILITY," for additional information.
Research and Development
Our research and development program is focused on product improvements, innovations and cost reductions for our customers. Research and development expenditures include salaries, contractor fees, building costs, utilities, administrative expenses and allocation of corporate costs and are expensed, net of contract reimbursements, when incurred. From time to time, we enter into agreements with customers to fund a portion of the research and development costs of a particular project. We generally account for these reimbursements as an offset to the related research and development expenditure. Research and development expenses, net of contract reimbursements, were $700 million in 2013, $721 million in 2012 and $621 million in 2011. Contract reimbursements were $76 million in 2013, $86 million in 2012 and $75 million in 2011.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In February 2013, the Financial Accounting Standards Board (FASB) amended its standards on comprehensive income by requiring disclosure in the footnotes of information about amounts reclassified out of accumulated other comprehensive income by component.  Specifically, the amendment requires disclosure of the line items on net income in which the item was reclassified only if it is reclassified to net income in its entirety in the same reporting period.  It also requires cross reference to other disclosures for amounts that are not reclassified in their entirety in the same reporting period.  The new rules became effective for us beginning January 1, 2013 and were adopted prospectively in accordance with the standard.  The standard resulted in new disclosures in NOTE 16, "OTHER COMPREHENSIVE INCOME (LOSS)."
In December 2011, the FASB amended its standards related to offsetting assets and liabilities.  This amendment requires entities to disclose both gross and net information about certain instruments and transactions eligible for offset in the statement of financial position and certain instruments and transactions subject to an agreement similar to a master netting agreement.  This information enables users of the financial statements to understand the effect of those arrangements on our financial position.  The new rules became effective on January 1, 2013.  In January 2013, the FASB further amended this standard to limit its scope to derivatives, repurchase and reverse repurchase agreements, securities borrowings and lending transactions.  This standard resulted in new disclosures in NOTE 21, "DERIVATIVES."

NOTE 2. ACQUISITIONS AND DIVESTITURES
Acquisitions
On September 17, 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years.
Cummins Western Canada LP
In December 2013, we acquired the remaining 35 percent interest in Cummins Western Canada LP (Western Canada) from the former principal for consideration of approximately $34 million. This entity was previously consolidated and, as a result, the acquisition was not treated as a business combination but as an equity transaction. This acquisition was made in accordance with our planned strategy.
Cummins Rocky Mountain LLC
In May 2013, we acquired the remaining 67 percent interest in Cummins Rocky Mountain LLC (Rocky Mountain) from the former principal for consideration of approximately $62 million in cash and an additional $74 million in cash paid to creditors to eliminate all debt related to the entity.  The purchase price was approximately $136 million as presented below.  The intangible assets are primarily customer related and are being amortized over periods ranging from one to four years.  The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution operating segment beginning in the second quarter of 2013.

Distribution segment results also included a $5 million gain, as we were required to re-measure our pre-existing 33 percent ownership interest in Rocky Mountain to fair value in accordance with GAAP.  Net sales for Rocky Mountain were $384 million for the year ended December 31, 2012.  This amount is not fully incremental to Cummins Inc. as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.  Approximately $13 million of the $14 million deferred purchase price was distributed in 2013. The remaining balance is expected to be paid in 2014.

The final purchase price allocation as of December 31, 2013, was as follows:

In millions
Accounts receivable	$48
Inventory	100
Fixed assets	34
Intangible assets	8
Goodwill	10
Other assets	8
Current liabilities	(41)
Total business valuation	167
Fair value of pre-existing 33 percent interest	(31)
Purchase price	$136

Cummins Northwest LLC

In January 2013, we acquired an additional 29.99 percent interest in Cummins Northwest LLC (Northwest) from the former principal for consideration of approximately $18 million.  We formed a new partnership with a new distributor principal.  We owned 79.99 percent of Northwest and the new distributor principal owned 20.01 percent. The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution segment beginning in the first quarter of 2013.  Distribution segment results also included a $7 million gain, as we were required to re-measure our pre-existing 50 percent ownership interest in Northwest to fair value in accordance with GAAP.  The transaction generated $3 million of goodwill.  Net sales for Northwest were $137 million for the year ended December 31, 2012.  This amount is not fully incremental to Cummins Inc. as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.

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
The acquisition of Hilite was accounted for as a business combination, with the results of the acquired entity and the goodwill included in the Components operating segment beginning in the third quarter of 2012. The majority of the purchase price was allocated to technology and customer related intangible assets and goodwill, most of which is expected to be fully deductible for tax purposes. We expect the Hilite acquisition to strengthen our aftertreatment product offerings. This acquisition enhances our technical capabilities and keeps us in a strong position to meet the needs of current customers and grow into new markets, especially as an increasing number of regions around the world adopt tougher emission standards.
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
Cummins Central Power LLC
In July 2012, we acquired an additional 45 percent interest in Cummins Central Power LLC (Central Power) from the former principal for consideration of approximately $20 million. The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution operating segment beginning in the third quarter of 2012. Distribution segment results also included a $7 million gain, as we were required to re-measure our pre-existing 35 percent ownership interest in Central Power to fair value in accordance with GAAP. Net sales for Central Power were $242 million in 2012, of which $115 million was included in our Consolidated Statements of Income and represented less than 1 percent of consolidated sales, and $209 million in 2011.
Divestitures
Exhaust Business
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

Light-Duty Filtration Business
During the fourth quarter of 2011, we sold certain assets and liabilities of our light-duty filtration business which manufactures light-duty automotive and industrial filtration solutions. The sales price was $90 million and included a note receivable from the buyer of approximately $1 million. There were no earnouts or other contingencies associated with the sales price. We recognized a gain on the sale of $53 million ($33 million after-tax), which included a goodwill allocation of $6 million. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2011.
Sales for this business were $64 million and $74 million in 2011 (through closing) and 2010, respectively. Income before income taxes for this business were approximately $13 million and $9 million in 2011 (through closing) and 2010, respectively.
In the second quarter of 2012, we recorded an additional $6 million gain ($4 million after-tax) related to final purchase price adjustments for both of our 2011 divestitures. The gain was excluded from segment results as it was not considered in our evaluation of operating results for the year ended December 31, 2012.
NOTE 3. INVESTMENTS IN EQUITY INVESTEES
Investments in and advances to equity investees and our ownership percentage was as follows:

		December 31,
In millions	Ownership %	2013	2012
Dongfeng Cummins Engine Company, Ltd.	50%	$135	$113
Komatsu alliances	20-50%	132	132
North American distributors	37-50%	114	139
Beijing Foton Cummins Engine Co., Ltd. (1)	50%	103	107
Cummins-Scania XPI Manufacturing, LLC	50%	71	65
Chongqing Cummins Engine Company, Ltd.	50%	67	58
Tata Cummins, Ltd.	50%	50	52
Cummins Olayan Energy	49%	34	34
Shanghai Fleetguard Filter Co., Ltd.	50%	33	31
Guangxi Cummins Industrial Power Co., Ltd.	50%	26	30
Other	Various	166	136
Total		$931	$897
_______________________________________________________________
(1) Includes both the Light-duty and the Heavy-duty businesses.
Equity, royalty and interest income from investees, net of applicable taxes, was as follows:

	Years ended December 31,
In millions	2013	2012	2011
Distribution Entities
North American distributors	$129	$147	$134
Komatsu Cummins Chile, Ltda.	25	26	22
All other distributors	1	4	4
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	63	52	80
Chongqing Cummins Engine Company, Ltd.	58	61	68
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(21)	(13)	(6)
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	17	5	(7)
Shanghai Fleetguard Filter Co., Ltd.	13	13	15
Tata Cummins, Ltd.	5	11	14
Cummins Westport, Inc.	4	14	14
All other manufacturers	31	27	37
Cummins share of net income	325	347	375
Royalty and interest income	36	37	41
Equity, royalty and interest income from investees	$361	$384	$416

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

•
North American Distributors - As of December 31, 2013, our distribution channel in North America included 9 unconsolidated partially-owned distributors. Our equity interests in these nonconsolidated entities ranged from 37 percent to 50 percent. We also had more than a 50 percent ownership interest in three partially owned distributors which we consolidate. While each distributor is a separate legal entity, the business of each is substantially the same as that of our wholly-owned distributors based in other parts of the world. All of our distributors, irrespective of their legal structure or ownership, offer the full range of our products and services to customers and end-users in their respective markets.

•
Komatsu Cummins Chile, Ltda. - Komatsu Cummins Chile, Ltda. is a joint venture with Komatsu America Corporation. The joint venture is a distributor that offers the full range of our products and services to customers and end-users in the Chilean and Peruvian markets.

We also have 50 percent equity interests in five other international distributors.
We are contractually obligated to repurchase new engines, parts and components, special tools and signage from our North American distributors following an ownership transfer or termination of the distributor. In addition, in certain cases where we own a partial interest in a distributor, we are obligated to purchase the other equity holders' interests if certain events occur (such as the death or resignation of the distributor principal or a change in control of Cummins Inc.). The purchase price of the equity interests is determined based on the fair value of the distributor's assets. Outside of North America, repurchase obligations and practices vary by region. All distributors that are partially-owned are considered to be related parties in our Consolidated Financial Statements.
Manufacturing Entities
Our manufacturing joint ventures have generally been formed with customers and generally are intended to allow us to increase our market penetration in geographic regions, reduce capital spending, streamline our supply chain management and develop technologies. Our largest manufacturing joint ventures are based in China and are included in the list below. Our engine manufacturing joint ventures are supplied by our Components segment in the same manner as it supplies our wholly-owned Engine segment and Power Generation segment manufacturing facilities. Our Components segment joint ventures and wholly owned entities provide fuel systems, filtration, aftertreatment systems and turbocharger products that are used in our engines as well as some competitors' products. The results and investments in our joint ventures in which we have 50 percent or less ownership interest are included in “Equity, royalty and interest income from investees” and “Investments and advances related to equity method investees” in our Consolidated Statements of Income and Consolidated Balance Sheets, respectively.

•
Chongqing Cummins Engine Company, Ltd. - Chongqing Cummins Engine Company, Ltd. (CCEC) is a joint venture in China with Chongqing Machinery and Electric Co. Ltd. This joint venture manufactures several models of our heavy-duty and high-horsepower diesel engines, primarily serving the industrial and stationary power markets in China.

•
Dongfeng Cummins Engine Company, Ltd. - Dongfeng Cummins Engine Company, Ltd. (DCEC) is a joint venture in China with Dongfeng Automotive Co. Ltd., a subsidiary of Dongfeng Motor Corporation (Dongfeng), one of the largest medium-duty and heavy-duty truck manufacturers in China. DCEC produces Cummins 4- to 13-liter mechanical engines, full-electric diesel engines, with a power range from 125 to 545 horsepower, and natural gas engines.

•
Beijing Foton Cummins Engine Co., Ltd. - Beijing Foton Cummins Engine Co., Ltd. is a joint venture in China with Beiqi Foton Motor Co., Ltd., a commercial vehicle manufacturer, which consists of two distinct lines of business, a light-duty business and a heavy-duty business. The light-duty business produces ISF 2.8 liter and ISF 3.8 liter families of our high performance light-duty diesel engines in Beijing. These engines are used in light-duty commercial trucks, pickup trucks, buses, multipurpose and sport utility vehicles with main markets in China, Brazil and Russia. Certain types of marine, small construction equipment and industrial applications are also served by these engine families. The heavy-duty business has been in the development stage for the past several years but is scheduled to start the production of ISG 10.5 liter and ISG 11.8 liter families of our high performance heavy-duty diesel engines in the second quarter of 2014 in Beijing. These engines will be used in heavy-duty commercial trucks in China and subsequently in world wide markets. Certain types of construction equipment and industrial applications will also be served by these engine families in the future.

•	Shanghai Fleetguard Filter Co., Ltd. - Shanghai Fleetguard Filter Co., Ltd. is a joint venture in China with Dongfeng that manufactures filtration systems.

•
Cummins Westport, Inc. - Cummins Westport, Inc. is a joint venture in Canada with Westport Innovations Inc. to market and sell automotive spark-ignited natural gas engines and to participate in joint technology projects on low-emission technologies.

•
Tata Cummins, Ltd. - Tata Cummins, Ltd. is a joint venture in India with Tata Motors Ltd., the largest automotive company in India and a member of the Tata group of companies. This joint venture manufactures engines in India for use in trucks manufactured by Tata Motors, as well as for various industrial and power generation applications.

•
Komatsu manufacturing alliances - Komatsu manufacturing alliances consists of two manufacturing joint ventures and one design joint venture including Komatsu Cummins Engine Company (KCEC) in Japan and Cummins Komatsu Engine Company (CKEC) in the United States (U.S.) with Komatsu Ltd. These joint ventures manufacture Cummins-designed medium-duty engines in Japan and Komatsu-designed high-horsepower engines in the U.S. The industrial engine design joint venture is located in Japan.

•
Cummins-Scania XPI Manufacturing, LLC - Cummins-Scania XPI Manufacturing, LLC is a joint venture in the United States with Scania Holding, Inc. This joint venture manufactures several models of advanced fuel systems for heavy-duty and midrange diesel engines.

•
Cummins Olayan Energy Ltd. - Cummins Olayan Energy Ltd. is a joint venture in the Kingdom of Saudi Arabia with General Contracting Company to operate certain rental power generation equipment, which is primarily utilized within the Kingdom of Saudi Arabia.

•
Guangxi Cummins Industrial Power Co., Ltd. - Guangxi Cummins Industrial Power Co., Ltd. is a joint venture in China with Guangxi LiuGong Machinery Co. This joint venture manufactures 6.7 liter and 9.3 liter diesel engines for use in various construction equipment.

Equity Investee Financial Summary
We have approximately $482 million in our investment account at December 31, 2013, that represents cumulative undistributed income in our equity investees. Dividends received from our unconsolidated equity investees were $271 million, $329 million and $341 million in 2013, 2012 and 2011, respectively. Summary financial information for our equity investees was as follows:

	As of and for the years ended December 31,
In millions	2013	2012	2011
Net sales	$7,799	$8,296	$8,659
Gross margin	1,719	1,870	1,948
Net income	690	747	788

Cummins share of net income	$325	$347	$375
Royalty and interest income	36	37	41
Total equity, royalty and interest from investees	$361	$384	$416

Current assets	$2,742	$2,843
Non-current assets	1,794	1,588
Current liabilities	(2,090)	(2,039)
Non-current liabilities	(541)	(431)
Net assets	$1,905	$1,961

Cummins share of net assets	$967	$886
NOTE 4. INCOME TAXES

	Years ended December 31,
In millions	2013	2012	2011
Income before income taxes
U.S. income	$1,058	$998	$881
Foreign income	1,061	1,273	1,790
Total	$2,119	$2,271	$2,671
Income tax expense consists of the following:

	Years ended December 31,
In millions	2013	2012	2011
Current
U.S. federal and state	$239	$118	$116
Foreign	192	299	524
Total current	431	417	640
Deferred
U.S. federal and state	67	108	69
Foreign	33	8	16
Total deferred	100	116	85
Income tax expense	$531	$533	$725

A reconciliation of the statutory U.S. federal income tax rate to the effective tax rate was as follows:

	Years ended December 31,
	2013	2012	2011
Statutory U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal effect	0.2	1.0	0.4
Research tax credits	(3.7)	(0.4)	(4.7)
Differences in rates and taxability of foreign subsidiaries and joint ventures	(6.0)	(12.1)	(4.6)
Other, net	(0.4)	—	1.0
Effective tax rate	25.1%	23.5%	27.1%
Our income tax rates are generally less than the 35 percent U.S. statutory income tax rate primarily because of lower taxes on foreign earnings and research tax credits. As a result of a restructuring of our foreign operations in 2013, our 2013 effective tax rate is approximately 1 percent less than it would have been without restructuring. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law and reinstated the research tax credit back to 2012.  As tax law changes are accounted for in the period of enactment, we recognized a $28 million discrete tax benefit in the first quarter of 2013. We also recognized a discrete tax expense of $17 million in the first quarter which primarily related to the write-off of a deferred tax asset deemed unrecoverable. Also included in 2013 is a third quarter discrete net tax expense of $7 million, primarily related to U.S. federal tax return true-up adjustments and third quarter enactment of U.K tax law changes. Additionally, our effective tax rate for 2013 included a fourth quarter discrete net tax benefit of $21 million primarily due to the release of U.S. deferred tax liabilities related to prior years unremitted income of certain Indian and Mexican subsidiaries now considered to be permanently reinvested, as well as adjustments to our income tax accounts principally based on our 2012 state tax return filings. Our 2012 income tax provision included a one-time $134 million tax benefit which resulted from tax planning strategies and tax return elections made with respect to our U.K. operations.
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
Retained earnings of our U.K. domiciled subsidiaries and certain Singapore, German, Indian and Mexican subsidiaries are considered to be permanently reinvested. During 2013, we released $12 million of U.S. deferred tax liabilities related to prior years unremitted income of certain Indian and Mexican subsidiaries considered to be permanently reinvested starting in 2013. In addition, earnings of our China operations generated after December 31, 2011, are considered to be permanently reinvested. U.S. deferred tax is not provided on these permanently reinvested earnings. Our permanently reinvested foreign earnings are expected to be used for items such as capital expenditures and to fund joint ventures outside of the U.S. The total permanently reinvested retained earnings and related cumulative translation adjustment balances for these entities were $3.1 billion, $2.3 billion and $1.5 billion for the years ended December 31, 2013, 2012, and 2011, respectively. These amounts were determined primarily based on book retained earnings balances for these subsidiaries translated at historical rates. The determination of the deferred tax liability related to these retained earnings and cumulative translation adjustment balances which are considered to be permanently reinvested outside the U.S. is not practicable. We may periodically repatriate a portion of these earnings to the extent we can do so essentially tax-free or at minimal tax cost.
For our remaining subsidiary companies and joint ventures outside the U.S., we provide for the additional taxes that would be due upon the dividend distribution of the income of those foreign subsidiaries and joint ventures assuming the full utilization of foreign tax credits. Deferred tax liabilities on unremitted earnings of foreign subsidiaries and joint ventures, including those in China generated in years prior to 2012, were $201 million and $213 million at December 31, 2013 and 2012, respectively. We have $709 million of retained earnings and related cumulative translation adjustments in our China operations generated prior to December 31, 2011 for which we have provided a U.S. deferred tax liability of $151 million. We anticipate that these earnings will be distributed to the U.S. within the next five years.
Income before income taxes included equity income of foreign joint ventures of $203 million, $192 million and $234 million for the years ended December 31, 2013, 2012 and 2011, respectively. This equity income is recorded net of foreign taxes. Additional U.S. income taxes of $13 million, $9 million and $49 million for the years ended December 31, 2013, 2012 and 2011, respectively, were provided for the additional U.S. taxes that will ultimately be due upon the distribution of the foreign joint venture equity income.

Carryforward tax benefits and the tax effect of temporary differences between financial and tax reporting that give rise to net deferred tax assets were as follows:

	December 31,
In millions	2013	2012
Deferred tax assets
U.S. federal and state carryforward benefits	$124	$115
Foreign carryforward benefits	63	50
Employee benefit plans	328	369
Warranty and marketing expenses	332	308
Accrued expenses	70	75
Other	51	78
Gross deferred tax assets	968	995
Valuation allowance	(101)	(95)
Total deferred tax assets	867	900
Deferred tax liabilities
Property, plant and equipment	(304)	(218)
Unremitted income of foreign subsidiaries and joint ventures	(201)	(213)
Employee benefit plans	(158)	(47)
Other	(27)	(26)
Total deferred tax liabilities	(690)	(504)
Net deferred tax assets	$177	$396
Our 2013 U.S. federal and state carryforward benefits include $124 million of state credit and net operating loss carryforward benefits that begin to expire in 2014. Our foreign carryforward benefits include $63 million of net operating loss carryforwards that begin to expire in 2014. A valuation allowance is recorded to reduce the gross deferred tax assets to an amount we believe is more likely than not to be realized. The valuation allowance increased in 2013 by a net $6 million and increased in 2012 by a net $24 million. The valuation allowance is primarily attributable to the uncertainty regarding the realization of a portion of the U.S. state and foreign net operating loss and tax credit carryforward benefits. Prepaid and other current assets include deferred tax assets of $232 million and $232 million for the years ended December 31, 2013 and 2012, respectively. In addition, prepaid and other current assets include refundable income taxes of $152 million and $240 million for the years ended December 31, 2013 and 2012, respectively. Other assets include deferred tax assets of $61 million and $177 million for the years ended December 31, 2013 and 2012, respectively. In addition, other assets include $59 million of long-term refundable income taxes for the year ended December 31, 2013. Other liabilities and deferred revenue included deferred tax liabilities of $116 million and $13 million for the years ended December 31, 2013 and 2012, respectively.

A reconciliation of unrecognized tax benefits was as follows:

In millions
Balance at December 31, 2010	$85
Additions based on tax positions related to the current year	5
Additions based on tax positions related to the prior years	44
Reductions for tax positions related to prior years	(3)
Reductions for tax positions relating to settlements with taxing authorities	(39)
Reductions for tax positions relating to lapse of statute of limitations	(6)
Balance at December 31, 2011	86
Additions based on tax positions related to the current year	4
Additions based on tax positions related to the prior years	57
Reductions for tax positions related to prior years	(2)
Balance at December 31, 2012	145
Additions based on tax positions related to the current year	10
Additions based on tax positions related to the prior years	21
Reductions for tax positions related to prior years	(6)
Reductions for tax positions relating to lapse of statute of limitations	(1)
Balance at December 31, 2013	$169
Included in the December 31, 2013 and 2012, balances are $107 million and $87 million related to tax positions that, if recognized, would favorably impact the effective tax rate in future periods. Also, we had accrued interest expense related to the unrecognized tax benefits of $3 million, $2 million and $7 million as of December 31, 2013, 2012 and 2011, respectively. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. For the years ended December 31, 2013, 2012 and 2011, we recognized $1 million, $(3) million and $(15) million in net interest expense, respectively. In 2011, as a result of the settlement of certain tax positions with tax authorities in China, we reduced our liability for unrecognized tax benefits by $39 million and the related net accrued interest of $16 million. The $39 million reduction was fully offset by adjustments to other income tax balance sheet accounts resulting in zero net income statement impact. As the settlement with the tax authorities included no interest or penalties being incurred, we recognized a $16 million income tax benefit in 2011 from the release of the accrued interest previously recorded related to the unrecognized tax benefits that were settled.
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
As a result of our global operations, we file income tax returns in various jurisdictions including U.S. federal, state and foreign jurisdictions. We are routinely subject to examination by taxing authorities throughout the world, including Australia, Belgium, Brazil, Canada, China, France, India, Mexico, the U.K. and the U.S. With few exceptions, our U.S. federal, major state and foreign jurisdictions are no longer subject to income tax assessments for years before 2010. We expect the U.S. examinations related to tax years 2011-2012 will commence during 2014.

NOTE 5. MARKETABLE SECURITIES
A summary of marketable securities, all of which are classified as current, was as follows:

	December 31,
	2013			2012
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Debt mutual funds(1)	$99	$2	$101	$139	$3	$142
Bank debentures	2	—	2	45	—	45
Certificates of deposit	22	—	22	47	—	47
Government debt securities-non-U.S.	3	(1)	2	3	—	3
Corporate debt securities	—	—	—	1	—	1
Equity securities and other(2)	10	13	23	—	9	9
Total marketable securities	$136	$14	$150	$235	$12	$247
______________________________________________________
(1) Contractual maturities are only applicable to debt mutual funds that utilize a Level 2 fair value.
(2) In the first quarter of 2013, we realized a $9 million gain on the sale of equity securities.

The proceeds from sales and maturities of marketable securities and gross realized gains from the sale of AFS securities were as follows:

In millions	2013	2012	2011
Proceeds from sales and maturities of marketable securities	$525	$585	$750
Gross realized gains from the sale of available-for-sale securities(1)	14	3	3
____________________________________________________
(1) Gross realized losses from the sale of available-for-sale securities were immaterial.
At December 31, 2013, the fair value of AFS investments in debt securities by contractual maturity was as follows:

Fair value
Maturity date	(in millions)
1 year or less	$50
1 - 5 years	4
5 - 10 years	1
Total	$55
NOTE 6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). We utilize market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. We primarily apply the market approach for recurring fair value measurements and utilize the best available information. Accordingly, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. We are able to classify fair value balances based on the observability of those inputs. The fair value hierarchy prioritizes the inputs used to measure fair value giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). At December 31, 2013, we did not have any Level 3 financial assets or liabilities, other than those in our pension plan (see NOTE 12, "PENSION AND OTHER POSTRETIREMENT BENEFITS").

The majority of the assets and liabilities we carry at fair value are AFS securities and derivatives. The fair value of AFS securities are derived from Level 1 or Level 2 inputs. The predominance of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services. The fair value measurement of derivatives are valued primarily using Level 2 inputs. Many of our derivative contracts are valued utilizing publicly available pricing data of contracts with similar terms. In other cases, the contracts are valued using current spot market data adjusted for the appropriate current forward curves provided by external financial institutions. We participate in commodity swap contracts, commodity zero-cost collar contracts, currency forward contracts and interest rate swaps. When material, we adjust the values of our derivative contracts for counter-party or our credit risk. There were no transfers into or out of Levels 2 or 3 during 2013.
The following table summarizes our financial instruments recorded at fair value in our Consolidated Balance Sheets at December 31, 2013:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$72	$29	$—	$101
Bank debentures	—	2	—	2
Certificates of deposit	—	22	—	22
Government debt securities-non-U.S.	—	2	—	2
Available-for-sale equity securities
Information technology industry	23	—	—	23
Derivative assets
Interest rate contracts	—	49	—	49
Foreign currency forward contracts	—	11	—	11
Total assets	$95	$115	$—	$210
Derivative liabilities
Commodity swap contracts	—	5	—	5
Foreign currency forward contracts	—	5	—	5
Total liabilities	$—	$10	$—	$10
The substantial majority of our assets were valued utilizing a market approach.  A description of the valuation techniques and inputs used for our level 2 fair value measures was as follows:

•
Debt mutual funds— Assets in Level 2 consist of exchange traded mutual funds that lack sufficient trading volume to be classified at Level 1.  The fair value measure for these investments is the daily net asset value published on a regulated governmental website.  Daily quoted prices are available from the issuing brokerage and are used on a test basis to corroborate this Level 2 input.

•
Bank debentures and Certificates of deposit— These investments provide us with a fixed rate of return and generally range in maturity from six months to three years.  The counter-parties to these investments are reputable financial institutions with investment grade credit ratings.  Since these instruments are not tradable and must be settled directly by us with the respective financial institution, our fair value measure is the financial institutions’ month-end statement.

•
Government debt securities-non-U.S. and Corporate debt securities— The fair value measure for these securities are broker quotes received from reputable firms.  These securities are infrequently traded on a national stock exchange and these values are used on a test basis to corroborate our Level 2 input measure.

•
Foreign currency forward contracts— The fair value measure for these contracts are determined based on forward foreign exchange rates received from third-party pricing services.  These rates are based upon market transactions and are periodically corroborated by comparing to third-party broker quotes.

•
Commodity swap contracts— The fair value measure for these contracts are current spot market data adjusted for the appropriate current forward curves provided by external financial institutions.  The current spot price is the most significant component of this valuation and is based upon market transactions.  We use third-party pricing services for the spot price component of this valuation which is periodically corroborated by market data from broker quotes.

•
Commodity zero cost collar contracts— We utilize the month-end statement from the issuing financial institution as our fair value measure for this investment.  We corroborate this valuation through the use of a third-party pricing service for similar assets and liabilities.

•
Interest rate contracts— We currently have only one interest rate contract.  We utilize the month-end statement from the issuing financial institution as our fair value measure for this investment.  We corroborate this valuation through the use of a third-party pricing service for similar assets and liabilities.

The following tables summarize our financial instruments recorded at fair value in our Consolidated Balance Sheets at December 31, 2012:

	Fair Value Measurements Using
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Available-for-sale debt securities
Debt mutual funds	$100	$42	$—	$142
Bank debentures	—	45	—	45
Certificates of deposit	—	47	—	47
Government debt securities-non-U.S.	—	3	—	3
Corporate debt securities	—	1	—	1
Available-for-sale equity securities
Financial services industry	9	—	—	9
Derivative assets
Interest rate contracts	—	88	—	88
Foreign currency forward contracts	—	3	—	3
Commodity swap contracts	—	1	—	1
Commodity zero cost collar contracts	—	1	—	1
Total assets	$109	$231	$—	$340
Derivative liabilities
Commodity swap contracts	—	2	—	2
Commodity zero cost collar contracts	—	1	—	1
Total liabilities	$—	$3	$—	$3
Fair Value of Other Financial Instruments
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

	December 31,
In millions	2013	2012
Fair value of total debt	$1,877	$926
Carrying value of total debt	1,740	775
The carrying values of all other receivables and liabilities approximated fair values (derived from Level 2 inputs).

NOTE 7. INVENTORIES
Inventories are stated at the lower of cost or market. Inventories included the following:

	December 31,
In millions	2013	2012
Finished products	$1,487	$1,393
Work-in-process and raw materials	1,005	939
Inventories at FIFO cost	2,492	2,332
Excess of FIFO over LIFO	(111)	(111)
Total inventories	$2,381	$2,221
NOTE 8. PROPERTY, PLANT AND EQUIPMENT
Details of our property, plant and equipment balance were as follows:

	December 31,
In millions	2013	2012
Land and buildings	$1,427	$1,228
Machinery, equipment and fixtures	4,174	3,910
Construction in process (1)	809	738
Property, plant and equipment, gross	6,410	5,876
Less: Accumulated depreciation	(3,254)	(3,152)
Property, plant and equipment, net	$3,156	$2,724
_______________________________________________

(1)	Construction in process included $188 million in 2013 and $175 million in 2012 related to our future light-duty diesel engine platform.
NOTE 9. GOODWILL AND OTHER INTANGIBLE ASSETS
The following table summarizes the changes in the carrying amount of goodwill for 2013 and 2012:

In millions	Components	Distribution	Power Generation	Engine	Total
Balance at December 31, 2011	$311	$10	$12	$6	$339
Acquisitions	91	9	—	—	100
Translation and other	6	—	—	—	6
Balance at December 31, 2012	408	19	12	6	445
Acquisitions	—	13	—	—	13
Translation and other	3	(1)	1	—	3
Balance at December 31, 2013	$411	$31	$13	$6	$461
Intangible assets that have finite useful lives are amortized over their estimated useful lives. The following table summarizes our other intangible assets with finite useful lives that are subject to amortization:

	December 31,
In millions	2013	2012
Software	$494	$495
Less: Accumulated amortization	(218)	(218)
Net software	276	277
Trademarks, patents and other	135	140
Less: Accumulated amortization	(54)	(48)
Net trademarks, patents and other	81	92
Total	$357	$369

Amortization expense for software and other intangibles totaled $86 million, $64 million, and $57 million for the years ended December 31, 2013, 2012 and 2011, respectively. Internal and external software costs (excluding those related to research, re-engineering and training), trademarks and patents are amortized generally over a 3 to 12 year period. The projected amortization expense of our intangible assets, assuming no further acquisitions or dispositions, was as follows:

	For the years ended
In millions	2014	2015	2016	2017	2018
Projected amortization expense	$74	$78	$72	$51	$27
NOTE 10. DEBT
Loans Payable
Loans payable at December 31, 2013 and 2012 were $17 million and $16 million, respectively, and consisted primarily of notes payable to financial institutions. The weighted-average interest rate for notes payable, bank overdrafts and current maturities of long-term debt at December 31, 2013, 2012 and 2011, was as follows:

	December 31,
	2013	2012	2011
Weighted average interest rate	2.59	3.21	4.19
Interest
For the years ended December 31, 2013, 2012 and 2011, total interest incurred was $48 million, $39 million and $48 million, respectively, and interest capitalized was $7 million, $7 million and $4 million, respectively.
Revolving Credit Facility
On November 9, 2012, we entered into a five-year revolving credit agreement with a syndicate of lenders. The credit agreement provides us with a $1.75 billion senior unsecured revolving credit facility, the proceeds of which are to be used for working capital or other general corporate purposes.
The credit facility matures on November 9, 2017. Amounts payable under our revolving credit facility will rank pro rata with all of our unsecured, unsubordinated indebtedness. Up to $200 million under our credit facility is available for swingline loans denominated in U.S. dollars. Advances under the facility bear interest at (i) a base rate or (ii) a rate equal to the LIBOR Rate plus an applicable margin based on the credit ratings of our outstanding senior unsecured long-term debt. Based on our current long-term debt ratings, the applicable margin on LIBOR rate loans was 0.875 percent per annum as of December 31, 2013. Advances under the facility may be prepaid without premium or penalty, subject to customary breakage costs.
The credit agreement includes various covenants, including, among others, maintaining a leverage ratio of no more than 3.25 to 1.0. As of December 31, 2013, we were in compliance with the covenants.
There were no outstanding borrowings under this facility at December 31, 2013. A reconciliation of the maximum capacity of our revolver to the amount available under the facility was as follows:

In millions	Revolving Credit Capacity at December 31, 2013
Maximum credit capacity of the revolving credit facility	$1,750
Less: Letters of credit against revolving credit facility	23
Amount available for borrowing under the revolving credit facility	$1,727
As of December 31, 2013, we also had $310 million available for borrowings under our international and other domestic credit facilities. Commitments against the other domestic and international short-term facilities were $17 million as of December 31, 2013 and $16 million at the end of 2012.

Long-term Debt

	December 31,
In millions	2013	2012
Long-term debt
Export financing loan, 4.5%, due 2013	$—	$23
Senior notes, 3.65%, due 2023	500	—
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028	250	250
Senior notes, 4.875%, due 2043	500	—
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	92	88
Other	65	69
	1,630	653
Unamortized discount	(48)	(35)
Fair value adjustments due to hedge on indebtedness	49	88
Capital leases	92	53
Total long-term debt	1,723	759
Less: Current maturities of long-term debt	(51)	(61)
Long-term debt	$1,672	$698
Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2014	2015	2016	2017	2018
Payment	$51	$55	$82	$8	$17
As a well-known seasoned issuer, we filed an automatic shelf registration for an undetermined amount of debt and equity securities with the Securities and Exchange Commission on September 16, 2013. Under this shelf registration we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.
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
During 2010, two of our wholly-owned Brazilian subsidiaries entered into a loan agreement for a loan in local currency in an amount equivalent to US $50 million, at drawdown, at a fixed rate of 4.5% to finance its exports over the next three years. The principal of the loan had a two-year grace period and began amortizing in 2012 and was completed in 2013.
Our debt agreements contain several restrictive covenants. The most restrictive of these covenants applies to our revolving credit facility which will upon default, among other things, limit our ability to incur additional debt or issue preferred stock, enter into sale-leaseback transactions, sell or create liens on our assets, make investments and merge or consolidate with any other person. In addition, we are subject to a maximum debt-to-EBITDA ratio financial covenant. As of December 31, 2013, we were in compliance with all of the covenants under our borrowing agreements.

NOTE 11. PRODUCT WARRANTY LIABILITY
We charge the estimated costs of warranty programs, other than product recalls, to income at the time products are shipped to customers.  We use historical claims experience to develop the estimated liability.  We review product recall programs on a quarterly basis and, if necessary, record a liability when we commit to an action, or when they become probable and estimable, which is reflected in the provision for warranties issued line.  We also sell extended warranty coverage on several engines.  A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

	December 31,
In millions	2013	2012
Balance, beginning of year	$1,088	$1,014
Provision for warranties issued	431	415
Deferred revenue on extended warranty contracts sold	189	210
Payments	(427)	(416)
Amortization of deferred revenue on extended warranty contracts	(115)	(103)
Changes in estimates for pre-existing warranties	(35)	(33)
Foreign currency translation	(2)	1
Balance, end of year	$1,129	$1,088
Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our Consolidated Balance Sheets were as follows:

	December 31,
In millions	2013	2012	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$145	$111	Deferred revenue
Long-term portion	349	309	Other liabilities and deferred revenue
Total	$494	$420
Receivables related to estimated supplier recoveries
Current portion	$5	$7	Trade and other receivables
Long-term portion	5	6	Other assets
Total	$10	$13
Long-term portion of warranty liability	$275	$282	Other liabilities and deferred revenue
NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFITS
Pension Plans
We sponsor several contributory and noncontributory pension plans covering substantially all employees. Generally, hourly employee pension benefits are earned based on years of service and compensation during active employment while future benefits for salaried employees are determined using a cash balance formula. However, the level of benefits and terms of vesting may vary among plans. Pension plan assets are administered by trustees and are principally invested in fixed income securities and equity securities. It is our policy to make contributions to our various qualified plans in accordance with statutory and contractual funding requirements and any additional contributions we determine are appropriate.
Obligations, Assets and Funded Status
Benefit obligation balances presented below reflect the projected benefit obligation (PBO) for our pension plans. The changes in the benefit obligations, the various plan assets, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant pension plans were as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2013	2012	2013	2012
Change in benefit obligation
Benefit obligation at the beginning of the year	$2,454	$2,243	$1,269	$1,128
Service cost	70	58	21	21
Interest cost	93	103	57	59
Actuarial losses (gains)	(193)	207	96	52
Benefits paid from fund	(150)	(148)	(50)	(41)
Benefits paid directly by employer	(13)	(10)	—	—
Exchange rate changes	—	—	37	52
Curtailment gain	—	—	—	(2)
Other	—	1	(1)	—
Benefit obligation at end of year	$2,261	$2,454	$1,429	$1,269

Change in plan assets
Fair value of plan assets at beginning of year	$2,327	$2,091	$1,324	$1,200
Actual return on plan assets	168	284	142	88
Employer contributions	100	100	56	22
Benefits paid	(150)	(148)	(50)	(41)
Exchange rate changes	—	—	44	55
Fair value of plan assets at end of year	$2,445	$2,327	$1,516	$1,324

Funded status (including underfunded and nonfunded plans) at end of year	$184	$(127)	$87	$55

Amounts recognized in consolidated balance sheets
Prepaid pensions - long-term assets	$427	$127	$87	$55
Accrued compensation, benefits and retirement costs - current liabilities	(11)	(10)	—	—
Pensions - long-term liabilities	(232)	(244)	—	—
Net amount recognized	$184	$(127)	$87	$55

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$478	$734	$361	$349
Prior service credit	(1)	(1)	—	—
Net amount recognized	$477	$733	$361	$349
In addition to the pension plans in the above table, we also maintain less significant defined benefit pension plans primarily in 14 other countries outside of the U.S. and the U.K. that comprise approximately 2 percent and 4 percent of our pension plan assets and obligations, respectively. These plans are reflected in "Other liabilities and deferred revenue" on our Consolidated Balance Sheets.
The following table presents information regarding total accumulated benefit obligation, PBO's and underfunded pension plans that are included in the preceding table:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
In millions	2013	2012	2013	2012
Total accumulated benefit obligation	$2,231	$2,417	$1,309	$1,167
Plans with accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	212	216	—	—
Plans with projected benefit obligation in excess of plan assets
Projected benefit obligation	243	254	—	—

Components of Net Periodic Pension Cost
The following table presents the net periodic pension cost under our plans:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
In millions	2013	2012	2011	2013	2012	2011
Service cost	$70	$58	$51	$21	$21	$20
Interest cost	93	103	109	57	59	58
Expected return on plan assets	(167)	(157)	(151)	(72)	(81)	(74)
Amortization of prior service (credit) cost	(1)	(1)	(1)	—	1	3
Recognized net actuarial loss	62	47	39	24	14	14
Net periodic pension cost	$57	$50	$47	$30	$14	$21
Other changes in benefit obligations and plan assets recognized in other comprehensive income in 2013, 2012 and 2011 were as follows:

In millions	2013	2012	2011
Amortization of prior service (cost) credit	$1	$(1)	$(2)
Recognized actuarial loss	(86)	(61)	(53)
Incurred prior service cost	—	1	1
Incurred actuarial (gain) loss	(168)	124	138
Foreign exchange translation adjustments	10	16	—
Total recognized in other comprehensive income	$(243)	$79	$84

Total recognized in net periodic pension cost and other comprehensive income	$(156)	$143	$152
The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic pension cost during the next fiscal year is a net actuarial loss of $57 million.
Assumptions
The table below presents various assumptions used in determining the pension benefit obligation for each year and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans		U.K. Plans
	2013	2012	2013	2012
Discount rate	4.83%	3.97%	4.60%	4.70%
Compensation increase rate	4.91%	4.90%	4.50%	4.00%
The table below presents various assumptions used in determining the net periodic pension cost and reflects weighted-average percentages for the various plans as follows:

	Qualified and Non-Qualified Pension Plans
	U.S. Plans			U.K. Plans
	2013	2012	2011	2013	2012	2011
Discount rate	3.97%	4.82%	5.42%	4.70%	5.20%	5.80%
Expected return on plan assets	8.00%	8.00%	8.00%	5.80%	6.50%	7.00%
Compensation increase rate	4.91%	4.00%	4.00%	4.00%	4.25%	4.50%

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
U.S. Plan Assets
For the U.S. qualified pension plans, our assumption for the expected return on assets was 8.0 percent in 2013. Projected returns are based primarily on broad, publicly traded equity and fixed income indices and forward-looking estimates of active portfolio and investment management. We expect additional positive returns from this active investment management. Based on the historical returns and forward-looking return expectations, we have elected to use an assumption of 7.5 percent per year beginning in 2014.
The primary investment objective is to exceed, on a net-of-fee basis, the rate of return of a policy portfolio comprised of the following:

Asset Class	Target	Range
U.S. equities	9.0%	+/-5.0%
Non-U.S. equities	3.0%	+/-3.0%
Global equities	10.0%	+/-3.0%
Total equities	22.0%
Real estate	7.0%	+3.0/-7.0%
Private equity	7.0%	+3.0/-7.0%
Fixed income	64.0%	+/-5.0%
Total	100.0%
The fixed income component is structured to represent a custom bond benchmark that will closely hedge the change in the value of our liabilities. This component is structured in such a way that its benchmark covers approximately 95 percent of the plan's exposure to changes in its discount rate (AA corporate bond yields). In order to achieve a hedge on more than the targeted 64 percent of plan assets invested in fixed income securities, our Benefits Policy Committee (BPC) permits the fixed income managers, other managers or the custodian/trustee to utilize derivative securities, as part of a liability driven investment strategy to further reduce the plan's risk of declining interest rates. However, all managers hired to manage assets for the trust are prohibited from using leverage unless specifically discussed with the BPC and approved in their guidelines.
U.K. Plan Assets
For the U.K. qualified pension plans, our assumption for the expected return on assets was 5.8 percent in 2013. The methodology used to determine the rate of return on pension plan assets in the U.K. was based on establishing an equity-risk premium over current long-term bond yields adjusted based on target asset allocations. Our strategy with respect to our investments in these assets is to be invested in a suitable mixture of return-seeking assets (equities and real estate) and liability matching assets (bonds) with a long-term outlook. Therefore, the risk and return balance of our U.K. asset portfolio should reflect a long-term horizon. To achieve these objectives we have established the following targets:

Asset Class	Target	Range
Global equities	30.5%	+2.5/-5.0%
Real estate	7.5%	+2.5/-5.0%
Re-insurance	5.0%	+2.5/-5.0%
Private equity	7.5%	+2.5/-5.0%
Corporate credit instruments	4.5%	+2.5/-4.5%
Fixed income	45.0%	+5.5/-2.0%
Total	100.0%
As part of our strategy in the U.K. we have not prohibited the use of any financial instrument, including derivatives. Based on the above discussion, we have elected to use our assumption of 5.8 percent per year beginning in 2014.

Fair Value of U.S. Plan Assets
The fair values of U.S. pension plan assets by asset category were as follows:

	Fair Value Measurements as of December 31, 2013
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$96	$375	$—	$471
Non-U.S.	143	138	—	281
Fixed Income
Government debt	325	455	—	780
Corporate debt
U.S.	279	244	—	523
Non-U.S.	64	—	—	64
Asset/mortgaged backed securities	12	—	—	12
Net cash equivalents(1)	36	—	—	36
Derivative instruments(2)	—	2	—	2
Private equity and real estate(3)	—	—	296	296
Total	$955	$1,214	$296	$2,465
Pending trade/purchases/sales				(28)
Accruals(4)				8
Total				$2,445

	Fair Value Measurements as of December 31, 2012
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$113	$542	$—	$655
Non-U.S.	177	127	—	304
Fixed Income
Government debt	475	132	—	607
Corporate debt
U.S.	203	191	—	394
Non-U.S.	42	—	—	42
Asset/mortgaged backed securities	13	—	—	13
Net cash equivalents(1)	35	—	—	35
Private equity and real estate(3)	—	—	286	286
Total	$1,058	$992	$286	$2,336
Pending trade/purchases/sales				(16)
Accruals(4)				7
Total				$2,327
____________________________________________________

(1)	Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)	Derivative instruments include interest rate swaps, foreign currency forward contracts and credit default swaps.

(3)
The instruments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

(4)	Interest or dividends that had not been settled as of the year ended December 31.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements as of December 31, Using Significant Unobservable Inputs (Level 3)
In millions	Private Equity	Real Estate	Total
Balance at December 31, 2011	$147	$119	$266
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	15	9	24
Purchases, sales and settlements, net	(6)	2	(4)
Balance at December 31, 2012	156	130	286
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	20	10	30
Purchases, sales and settlements, net	(23)	3	(20)
Balance at December 31, 2013	$153	$143	$296
Fair Value of U.K. Plan Assets
In July 2012, the U.K. pension plan purchased an insurance contract that will guarantee payment of specified pension liabilities. The contract defers payment for 10 years. This is included in the table below in Level 3 at a value of $440 million at December 31, 2013 and $424 million at December 31, 2012.
The fair values of U.K. pension plan assets by asset category were as follows:

	Fair Value Measurements as of December 31, 2013
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$270	$—	$270
Non-U.S.	—	328	—	328
Fixed Income
Government debt	—	120	—	120
Corporate debt non-U.S.	—	138	—	138
Net cash equivalents(1)	13	—	—	13
Derivative instruments(2)	—	24	—	24
Re-insurance	—	66	—	66
Private equity, real estate & insurance(3)	—	—	557	557
Total	$13	$946	$557	$1,516

	Fair Value Measurements as of December 31, 2012
In millions	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Equities
U.S.	$—	$251	$—	$251
Non-U.S.	—	325	—	325
Fixed Income
Government debt	—	191	—	191
Net cash equivalents(1)	10	—		10
Re-insurance	—	61	—	61
Private equity, real estate & insurance(3)	—	—	486	486
Total	$10	$828	$486	$1,324
_____________________________________________________

(1)	Cash equivalents include commercial paper, short-term government/agency, mortgage and credit instruments.

(2)	Derivative instruments include interest rate swaps, foreign currency forward contracts and credit default swaps.

(3)
The instruments in private equity and real estate funds, for which quoted market prices are not available, are valued at their estimated fair value as determined by applicable investment managers or by audited financial statement of the funds.

The reconciliation of Level 3 assets was as follows:

	Fair Value Measurements as of December 31, Using Significant Unobservable Inputs (Level 3)
In millions	Insurance	Real Estate	Private Equity	Total
Balance at December 31, 2011	$—	$33	$14	$47
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	13	1	1	15
Purchases, sales and settlements, net	411	—	13	424
Balance at December 31, 2012	424	34	28	486
Actual return on plan assets
Unrealized (losses) gains on assets still held at the reporting date	29	2	5	36
Purchases, sales and settlements, net	(13)	33	15	35
Balance at December 31, 2013	$440	$69	$48	$557
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
Estimated Future Contributions and Benefit Payments
We plan to contribute approximately $205 million to our defined benefit pension plans in 2014. The table below presents expected future benefit payments under our pension plans:

	Qualified and Non-Qualified Pension Plans
In millions	2014	2015	2016	2017	2018	2019 - 2023
Expected benefit payments	$225	$228	$235	$238	$244	$1,271
Other Pension Plans
We also sponsor defined contribution plans for certain hourly and salaried employees. Our contributions to these plans were $66 million, $74 million and $72 million for the years ended December 31, 2013, 2012 and 2011.
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

Obligations and Funded Status
Benefit obligation balances presented below reflect the accumulated postretirement benefit obligations (APBO) for our other postretirement benefit plans. The changes in the benefit obligations, the funded status of the plans and the amounts recognized in our Consolidated Balance Sheets for our significant other postretirement benefit plans were as follows:

In millions	2013	2012
Change in benefit obligation
Benefit obligation at the beginning of the year	$478	$483
Interest cost	17	21
Plan participants' contributions	10	8
Plan amendments	—	(4)
Actuarial losses (gains)	(49)	21
Benefits paid directly by employer	(58)	(51)
Benefit obligation at end of year	$398	$478

Funded status at end of year	$(398)	$(478)

Amounts recognized in consolidated balance sheets
Accrued compensation, benefits and retirement costs - current liabilities	$(42)	$(46)
Postretirement benefits other than pensions-long-term liabilities	(356)	(432)
Net amount recognized	$(398)	$(478)

Amounts recognized in accumulated other comprehensive loss consist of:
Net actuarial loss	$27	$83
Prior service credit	(5)	(6)
Net amount recognized	$22	$77
In addition to the other postretirement plans in the above table, we also maintain less significant postretirement plans in four other countries outside the U.S. that comprise less than 5 percent of our postretirement obligations. These plans are reflected in "Other liabilities and deferred revenue" in our Consolidated Balance Sheets.
Components of Net Periodic Other Postretirement Benefits Cost
The following table presents the net periodic other postretirement benefits cost under our plans:

In millions	2013	2012	2011
Interest cost	$17	$21	$24
Amortization of prior service credit	—	(5)	(8)
Recognized net actuarial loss	6	3	—
Other	—	1	1
Net periodic other postretirement benefit cost	$23	$20	$17
Other changes in benefit obligations recognized in other comprehensive income in 2013, 2012 and 2011 were as follows:

In millions	2013	2012	2011
Amortization of prior service credit	$—	$5	$8
Recognized actuarial loss	(6)	(3)	—
Incurred actuarial (gain) loss	(49)	20	16
Incurred prior service credit	—	(4)	—
Other	—	(1)	—
Total recognized in other comprehensive income	$(55)	$17	$24

Total recognized in net periodic other postretirement benefit cost and other comprehensive income	$(32)	$37	$41

The amount in accumulated other comprehensive loss expected to be recognized as a component of net periodic other postretirement benefit cost during the next fiscal year is zero.
Assumptions
The table below presents assumptions used in determining the other postretirement benefit obligation for each year and reflects weighted-average percentages for our other postretirement plans as follows:

	2013	2012
Discount rate	4.55%	3.70%
The table below presents assumptions used in determining the net periodic other postretirement benefits cost and reflects weighted-average percentages for the various plans as follows:

	2013	2012	2011
Discount rate	3.70%	4.70%	5.20%
Our consolidated other postretirement benefit obligation is determined by application of the terms of health care and life insurance plans, together with relevant actuarial assumptions and health care cost trend rates. For measurement purposes, a 7.50 percent annual rate of increase in the per capita cost of covered health care benefits was assumed in 2013. The rate is assumed to decrease on a linear basis to 5.00 percent through 2019 and remain at that level thereafter. An increase in the health care cost trends of 1 percent would increase our APBO by $19 million as of December 31, 2013 and the net periodic other postretirement benefit cost for 2014 by $1 million. A decrease in the health care cost trends of 1 percent would decrease our APBO by $16 million as of December 31, 2013 and the net periodic other postretirement benefit cost for 2014 by $1 million.
Estimated Benefit Payments
The table below presents expected benefit payments under our other postretirement benefit plans:

In millions	2014	2015	2016	2017	2018	2019 - 2023
Expected benefit payments	$43	$41	$38	$36	$33	$140
NOTE 13. OTHER LIABILITIES AND DEFERRED REVENUE
Other liabilities and deferred revenue included the following:

	December 31,
In millions	2013	2012
Deferred revenue	$414	$368
Accrued warranty	275	282
Accrued compensation	184	168
Other long-term liabilities	357	246
Other liabilities and deferred revenue	$1,230	$1,064
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
Other Guarantees and Commitments
In addition to the matters discussed above, from time to time we periodically enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations.  As of December 31, 2013, the maximum potential loss related to these other guarantees was $6 million. The liability related to these guarantees was less than $1 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of December 31, 2013, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $107 million, of which $62 million relates to a contract with an engine parts supplier that extends to 2016.  These arrangements enable us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees were $66 million and $70 million as of December 31, 2013 and 2012, respectively.
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
Joint Venture Commitments
As of December 31, 2013, we have committed to invest an additional $52 million in existing joint ventures, of which the entire$52 million is expected to be funded in 2014.

Leases
We lease certain manufacturing equipment, facilities, warehouses, office space and equipment, aircraft and automobiles for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expire over the next 10 years and contain renewal provisions. Rent expense under these leases was as follows:

	December 31,
In millions	2013	2012	2011
Rent expense	$186	$176	$166
The following is a summary of the leased property under capital leases by major classes:

	Asset balances at December 31,
In millions	2013	2012
Building	$103	$66
Equipment	97	110
Other	16	15
Less: Accumulated depreciation	(96)	(103)
Total	$120	$88
Following is a summary of the future minimum lease payments due under capital and operating leases, including leases in our rental business, with terms of more than one year at December 31, 2013, together with the net present value of the minimum payments due under capital leases:

In millions	Capital Leases	Operating Leases
2014	$20	$171
2015	20	111
2016	18	78
2017	11	57
2018	9	41
After 2018	48	111
Total minimum lease payments	$126	$569
Interest	(34)
Present value of net minimum lease payments	$92
In addition, we have subleased certain facilities under operating leases to third parties. The future minimum lease payments due from lessees under those arrangements are $1 million per year for the years 2014 through 2016.
NOTE 15. SHAREHOLDERS' EQUITY
Preferred and Preference Stock
We are authorized to issue one million shares each of zero par value preferred and preference stock with preferred shares being senior to preference shares. We can determine the number of shares of each series, and the rights, preferences and limitations of each series. At December 31, 2013, there was no preferred or preference stock outstanding.

Common Stock
Changes in shares of common stock, treasury stock and common stock held in trust for employee benefit plans are as follows:

In millions	Common Stock	Treasury Stock	Common Stock Held in Trust
Balance at December 31, 2010	221.8	24.0	2.1
Shares acquired	—	6.4	—
Shares issued	0.4	(0.2)	—
Employee benefits trust activity	—	—	(0.3)
Balance at December 31, 2011	222.2	30.2	1.8
Shares acquired	—	2.6	—
Shares issued	0.4	(0.2)	—
Employee benefits trust activity	—	—	(0.3)
Other shareholder transactions	(0.2)	—	—
Balance at December 31, 2012	222.4	32.6	1.5
Shares acquired	—	3.3	—
Shares issued	0.1	(0.3)	—
Employee benefits trust activity	—	—	(0.2)
Other shareholder transactions	(0.2)	—	—
Balance at December 31, 2013	222.3	35.6	1.3
Treasury Stock
Shares of common stock repurchased by us are recorded at cost as treasury stock and result in a reduction of shareholders' equity in our Consolidated Balance Sheets. Treasury shares may be reissued as part of our stock-based compensation programs. When shares are reissued, we use the weighted-average cost method for determining cost. The gains between the cost of the shares and the issuance price are added to additional paid-in-capital. The losses are deducted from additional paid-in capital to the extent of the gains. Thereafter, the losses are deducted from retained earnings. Treasury stock activity for the three-year period ended December 31, 2013, consisting of shares issued and repurchased is presented in our Consolidated Statements of Changes in Equity.
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

In millions (except per share amounts) For each quarter ended	2013 Shares Purchased	Average Cost Per Share	Total Cost of Repurchases	Remaining Authorized Capacity
February 2011, $1 billion repurchase program
March 31	—	$—	$—	$226
June 30	2.0	113.44	226	—
Subtotal	2.0	113.44	226	—
December 2012, $1 billion repurchase program
June 30	0.6	107.74	63	937
September 29	—	—	—	937
December 31	0.7	129.18	92	845
Subtotal	1.3	119.54	155	845
Total	3.3	$115.85	$381	$845

Quarterly Dividends
In July 2013, the Board of Directors authorized a dividend increase of 25 percent from $0.50 per share to $0.625 per share on a quarterly basis effective in the third quarter. In July 2012, the Board of Directors authorized a 25 percent increase to our quarterly cash dividend on our common stock from $0.40 per share to $0.50 per share. In July 2011, the Board of Directors approved a 52 percent increase to our quarterly cash dividend on our common stock from $0.2625 per share to $0.40 per share. Cash dividends per share paid to common shareholders for the last three years were as follows:

	Quarterly Dividends
	2013	2012	2011
First quarter	$0.50	$0.40	$0.2625
Second quarter	0.50	0.40	0.2625
Third quarter	0.625	0.50	0.40
Fourth quarter	0.625	0.50	0.40
Total	$2.25	$1.80	$1.325
Total dividends paid to common shareholders in 2013, 2012 and 2011 were $420 million, $340 million and $255 million, respectively. Declaration and payment of dividends in the future depends upon our income and liquidity position, among other factors, and is subject to declaration by our Board of Directors, who meet quarterly to consider our dividend payment. We expect to fund dividend payments with cash from operations.
Employee Benefits Trust
In 1997, we established the Employee Benefits Trust (EBT) funded with common stock for use in meeting our future obligations under employee benefit and compensation plans. The primary sources of cash for the EBT are dividends received on unallocated shares of our common stock held by the EBT. The EBT may be used to fund matching contributions to employee accounts in the 401(k) Retirement Savings Plan (RSP) made in proportion to employee contributions under the terms of the RSP. In addition, we may direct the trustee to sell shares of the EBT on the open market to fund other non-qualified employee benefit plans. Matching contributions charged to income for the years ended December 31, 2013, 2012 and 2011 were $24 million, $27 million and $28 million, respectively.

NOTE 16. OTHER COMPREHENSIVE INCOME (LOSS)
Following are the changes in accumulated other comprehensive income (loss) by component:

In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2010	$(646)	$(90)	$4	$12	$(720)
Other comprehensive income before reclassifications
Before tax amount	(155)	(121)	3	(26)	(299)	$(39)	$(338)
Tax (provision) benefit	46	13	—	11	70	—	70
After tax amount	(109)	(108)	3	(15)	(229)	(39)	(268)
Amounts reclassified from accumulated other comprehensive income(1)	31	—	(3)	(17)	11	1	12
Net current period other comprehensive income (loss)	(78)	(108)	—	(32)	(218)	$(38)	$(256)
Balance at December 31, 2011	$(724)	$(198)	$4	$(20)	$(938)
Other comprehensive income before reclassifications
Before tax amount	$(164)	$51	$6	$16	$(91)	$(8)	$(99)
Tax (provision) benefit	54	(14)	(2)	(4)	34	—	34
After tax amount	(110)	37	4	12	(57)	(8)	(65)
Amounts reclassified from accumulated other comprehensive income(1)	40	—	(3)	8	45	1	46
Net current period other comprehensive income (loss)	(70)	37	1	20	(12)	$(7)	$(19)
Balance at December 31, 2012	$(794)	$(161)	$5	$—	$(950)
Other comprehensive income before reclassifications
Before tax amount	206	(31)	16	(6)	185	$(28)	$157
Tax (provision) benefit	(87)	13	(9)	3	(80)	—	(80)
After tax amount	119	(18)	7	(3)	105	(28)	77
Amounts reclassified from accumulated other comprehensive income(1)(2)	64	—	(5)	2	61	(1)	60
Net current period other comprehensive income (loss)	183	(18)	2	(1)	166	$(29)	$137
Balance at December 31, 2013	$(611)	$(179)	$7	$(1)	$(784)
_______________________________________________________________________
(1)Amounts are net of tax.
(2)See reclassifications out of accumulated other comprehensive income (loss) disclosure for details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

In millions	For the year ended,
(Gain)/Loss Components	December 31, 2013	Statement of Income Location
Realized (gain) loss on marketable securities	$(13)	Other income (expense), net
Income tax expense	7	Income tax expense
Net realized (gain) loss on marketable securities	(6)

Realized (gain) loss on derivatives
Foreign currency forward contracts	2	Net sales
Commodity swap contracts	1	Cost of sales
Total before taxes	3
Income tax expense	(1)	Income tax expense
Net realized (gain) loss on derivatives	2

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	95	(1)
Total before taxes	95
Income tax expense	(31)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	64

Total reclassifications for the period	$60
_______________________________________________________________________
(1) These accumulated other comprehensive income components are included in the computation of net periodic pension cost (see Note 12).

NOTE 17. STOCK INCENTIVE AND STOCK OPTION PLANS
In May 2012, our shareholders approved the 2012 Omnibus Plan (the Plan), which replaced and succeeded the 2003 Stock Incentive Plan. The Plan allows for the granting of equity awards covering up to 3.5 million shares to executives, employees and non-employee directors. Awards available for grant under the Plan include, but are not limited to, stock options, stock appreciation rights, performance shares and other stock awards. Shares issued under the Plan may be newly issued shares or reissued treasury shares.
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
Performance shares are granted as target awards and are earned based on our return on equity (ROE) performance. A payout factor has been established ranging from 0 to 200 percent of the target award based on our actual ROE performance. Shares have a three-year performance period. Employees leaving the company prior to the end of the three-year performance period forfeit shares granted to them. The fair value of the award is equal to the average market price, adjusted for the present value of dividends over the vesting period, of our stock on the grant date. Compensation expense is recorded ratably over the period beginning on the grant date until the shares become unrestricted and is based on the amount of the award that is expected to be earned under the plan formula, adjusted each reporting period based on current information.

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
Compensation expense (net of estimated forfeitures) related to our share-based plans for the year ended December 31, 2013, 2012 and 2011, was approximately $34 million, $35 million and $40 million, respectively. The excess tax benefit/(deficiency) associated with our share-based plans for the years ended December 31, 2013, 2012 and 2011, was $13 million, $14 million and $5 million, respectively. The total unrecognized compensation expense (net of estimated forfeitures) related to nonvested awards was approximately $34 million at December 31, 2013, and is expected to be recognized over a weighted-average period of less than one year.
The tables below summarize the activity in the Plan:

	Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Balance at December 31, 2010	1,073,595	$37.92
Granted	316,159	115.71
Exercised	(134,520)	23.93
Forfeited	(12,197)	57.68
Balance at December 31, 2011	1,243,037	59.02
Granted	321,945	119.34
Exercised	(241,815)	31.73
Forfeited	(13,999)	67.86
Balance at December 31, 2012	1,309,168	78.80
Granted	432,370	112.07
Exercised	(265,528)	40.48
Forfeited	(13,674)	105.19
Balance at December 31, 2013	1,462,336	$95.35	7.33	$66

Exercisable, December 31, 2011	721,210	$38.75	6.25	$38
Exercisable, December 31, 2012	785,869	$51.40	6.26	$44
Exercisable, December 31, 2013	758,936	$76.85	5.94	$48
The weighted-average grant date fair value of options granted during the years ended December 31, 2013, 2012 and 2011, was $48.00, $54.25 and $51.23, respectively. The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011, was approximately $22 million, $19 million and $12 million, respectively.

The weighted-average grant date fair value of performance and restricted shares was as follows:

	Performance Shares		Restricted Shares
Nonvested	Shares	Weighted-average Fair Value	Shares	Weighted-average Fair Value
Balance at December 31, 2010	481,771	$45.10	69,890	$51.94
Granted	229,436	86.65	13,555	108.51
Vested	(178,653)	48.03	(1,600)	42.61
Forfeited	(7,163)	59.15	—	—
Balance at December 31, 2011	525,391	62.05	81,845	61.49
Granted	325,590	89.92	3,150	91.68
Vested	(194,484)	25.46	(22,766)	52.16
Forfeited	(26,413)	91.94	—	—
Balance at December 31, 2012	630,084	86.49	62,229	66.43
Granted	176,649	106.40	7,506	114.56
Vested	(303,882)	61.48	(26,901)	62.03
Forfeited	(26,938)	85.07	(10,293)	65.41
Balance at December 31, 2013	475,913	$109.93	32,541	$81.49
The total fair value of performance shares vested during the years ended December 31, 2013, 2012 and 2011 was $35 million, $24 million and $17 million, respectively. The total fair value of restricted shares vested was $3 million, $3 million and less than $1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2013	2012	2011
Expected life (years)	5	5	5
Risk-free interest rate	0.79%	1.05%	1.87%
Expected volatility	56.59%	58.98%	55.39%
Dividend yield	1.55%	1.30%	1.30%
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
NOTE 18. NONCONTROLLING INTEREST
Noncontrolling interests in the equity of consolidated subsidiaries were as follows:

	December 31,
In millions	2013	2012
Cummins India Ltd.	$252	$260
Wuxi Cummins Turbo Technologies Co. Ltd.	81	75
Other	27	36
Total	$360	$371

NOTE 19. RESTRUCTURING AND OTHER CHARGES
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
At December 31, 2013, of the approximately 1,300 employees affected by this plan, substantially all terminations have been completed.

The table below summarizes the activity and balance of accrued restructuring charges, which is included in "Other accrued expenses" in our Consolidated Balance Sheets for the years ended December 31, 2012 and 2013.

In millions
2012 Restructuring charges(1)	$50
Cash payments for 2012 actions	(25)
Balance at December 31, 2012	25
Cash payments for 2012 actions	(22)
Change in estimate(2)	(3)
Balance at December 31, 2013	$—
__________________________________________________

(1)	Restructuring charges include severance pay and benefits and related charges and lease termination costs.

(2)
Due to the inherent uncertainty involved in calculating the initial estimates, the actual amounts paid for such activities differed slightly from the amounts initially recorded. We have adjusted the previous estimates accordingly.

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

	Years ended December 31,
Dollars in millions, except per share amounts	2013	2012	2011
Net income attributable to Cummins Inc.	$1,483	$1,645	$1,848

Weighted-average common shares outstanding
Basic	186,994,382	189,286,821	192,972,211
Dilutive effect of stock compensation awards	423,459	381,883	625,667
Diluted	187,417,841	189,668,704	193,597,878
Earnings per common share attributable to Cummins Inc.
Basic	$7.93	$8.69	$9.58
Diluted	7.91	8.67	9.55
The weighted-average diluted common shares outstanding for 2013, 2012 and 2011 excludes the effect of 359,641, 453,893 and 177,460 weighted-average shares, respectively, of common stock options, since such options had an exercise price in excess of the monthly average market value of our common stock during that year.
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

Foreign Exchange Rates
As a result of our international business presence, we are exposed to foreign currency exchange risks.  We transact business in foreign currencies and, as a result, our income experiences some volatility related to movements in foreign currency exchange rates.  To help manage our exposure to exchange rate volatility, we use foreign currency forward contracts on a regular basis to hedge forecasted intercompany and third-party sales and purchases denominated in non-functional currencies.  Our internal policy allows for managing anticipated foreign currency cash flows for up to one year.  These foreign currency forward contracts are designated and qualify as foreign currency cash flow hedges under GAAP.  The effective portion of the unrealized gain or loss on the forward contract is deferred and reported as a component of “Accumulated other comprehensive loss” (AOCL).  When the hedged forecasted transaction (sale or purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income during the period of change. As of December 31, 2013, the amount we expect to reclassify from AOCL to income over the next year is an unrealized net gain of $4 million. For the years ended December 31, 2013 and 2012, there were no circumstances that would have resulted in the discontinuance of a foreign currency cash flow hedge.
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
The table below summarizes our outstanding foreign currency forward contracts. Only the U.S. dollar forward contracts are designated and qualify for hedge accounting as of each period presented below. The currencies in this table represent 94 percent and 95 percent of the notional amounts of contracts outstanding as of December 31, 2013 and 2012.

	Notional amount in millions
Currency denomination	December 31, 2013	December 31, 2012
United States Dollar (USD)	98	110
British Pound Sterling (GBP)	170	227
Euro (EUR)	32	28
Singapore Dollar (SGD)	—	3
Indian Rupee (INR)	3,118	1,943
Japanese Yen (JPY)	1,357	384
Canadian Dollar (CAD)	14	59
South Korea Won (KRW)	21,855	35,266
Chinese Renmimbi (CNY)	331	45
Brazilian Real (BRL)	79	—
Commodity Price Risk
We are exposed to fluctuations in commodity prices due to contractual agreements with component suppliers.  In order to protect ourselves against future price volatility and, consequently, fluctuations in gross margins, we periodically enter into commodity swap contracts with designated banks to fix the cost of certain raw material purchases with the objective of minimizing changes in inventory cost due to market price fluctuations.  Certain commodity swap contracts are derivative contracts that are designated as cash flow hedges under GAAP.  We also have commodity swap contracts that represent an economic hedge, but are not designated for hedge accounting and are marked to market through earnings.  For those contracts that qualify for hedge accounting, the effective portion of the unrealized gain or loss is deferred and reported as a component of AOCL.  When the hedged forecasted transaction (purchase) occurs, the unrealized gain or loss is reclassified into income in the same line item associated with the hedged transaction in the same period or periods during which the hedged transaction affects income.  The ineffective portion of the hedge, if any, is recognized in current income in the period in which the ineffectiveness occurs.  As of December 31, 2013, we expect to reclassify an unrealized net loss of $4 million from AOCL to income over the next year.  Our internal policy allows for managing these cash flow hedges for up to three years.

The following table summarizes our outstanding commodity swap contracts that were entered into to hedge the cost of certain raw material purchases:

Dollars in millions	December 31, 2013			December 31, 2012
Commodity	Notional Amount	Quantity		Notional Amount	Quantity
Copper	$—	—	(1)	$24	3,025 metric tons	(1)
Platinum	61	41,403 troy ounces	(2)	71	45,126 troy ounces	(2)
Palladium	16	21,790 troy ounces	(2)	10	14,855 troy ounces	(2)
___________________________________________________
(1)A metric ton is a measurement of mass equal to 1,000 kilograms.
(2)A troy ounce is a measurement of mass equal to approximately 31 grams.
In 2012, we began to use a combination of call and put option contracts for copper in net-zero-cost collar arrangements (zero-cost collars) that establish ceiling and floor prices for copper. These contracts are used strictly for hedging and not for speculative purposes. For these zero-cost collars, if the average price of the copper during the calculation period is within the call and put price, the zero-cost collar contracts expire at no cost to us. If the price falls below the floor, the counter-party to the collar receives the difference from us and if the price rises above the ceiling, the counter-party pays the difference to us. We believe that these zero-cost collars will act as economic hedges; however we have chosen not to designate them as hedges for accounting purposes.
The following table summarizes our outstanding commodity zero-cost collar contracts that were entered into to hedge the cost of copper purchases:

	December 31,
	2013	2012
Average cap	$7,639	$8,196
Average floor	6,978	7,005
Quantity in metric tons(1)	5,421	4,100
___________________________________________________

(1)	A metric ton is a measurement of mass equal to 1,000 kilograms.
Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates.  We manage our exposure to interest rate fluctuations through the use of interest rate swaps.  The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.
In November 2005, we entered into an interest rate swap to effectively convert our $250 million debt issue, due in 2028, from a fixed rate of 7.125 percent to a floating rate based on a LIBOR spread. The terms of the swap mirror those of the debt, with interest paid semi-annually. This swap qualifies as a fair value hedge under GAAP. The gain or loss on this derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current income as “Interest expense.” The following table summarizes these gains and losses for the years presented below:

	For the years ended December 31,
In millions	2013		2012
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(39)	$39	$6	$(6)
Cash Flow Hedging
The following table summarizes the effect on our Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the years ended December 31, 2013 and 2012 presented below.  The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

		For the years ended December 31,
		Amount of Gain/(Loss) Recognized in AOCL on Derivative (Effective Portion)		Amount of Gain/(Loss) Reclassified from AOCL into Income (Effective Portion)
In millions	Location of Gain/(Loss) Reclassified into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships		2013	2012	2013	2012
Foreign currency forward contracts	Net sales	$1	$8	$(2)	$(2)
Commodity swap contracts	Cost of sales	(7)	8	(1)	(9)
Total		$(6)	$16	$(3)	$(11)
Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Consolidated Statements of Income for derivative instruments that are not classified as hedges for the years ended December 31, 2013 and 2012.

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
In millions		For the years ended December 31,
Derivatives Not Designated as Hedging Instruments		2013	2012
Foreign currency forward contracts	Cost of sales	$(1)	$(4)
Foreign currency forward contracts	Other income (expense), net	3	11
Commodity zero-cost collars	Cost of sales	(2)	1
Fair Value Amount and Location of Derivative Instruments
The following tables summarize the location and fair value of derivative instruments on our Consolidated Balance Sheets:

	Derivative Assets
	Fair Value
In millions	December 31, 2013	December 31, 2012	Balance Sheet Location
Derivatives designated as hedging instruments
Interest rate contract	$49	$88	Other assets
Foreign currency forward contracts	5	2	Prepaid expenses and other current assets
Commodity swap contracts	—	1	Prepaid expenses and other current assets
Total derivatives designated as hedging instruments	54	91
Derivatives not designated as hedging instruments
Foreign currency forward contracts	6	1	Prepaid expenses and other current assets
Commodity zero-cost collars	—	1	Other assets
Total derivatives not designated as hedging instruments	6	2
Total derivative assets	$60	$93

	Derivative Liabilities
	Fair Value
In millions	December 31, 2013	December 31, 2012	Balance Sheet Location
Derivatives designated as hedging instruments
Commodity swap contracts	$5	$2	Other accrued expenses
Total derivatives designated as hedging instruments	5	2
Derivatives not designated as hedging instruments
Commodity zero-cost collars	—	1	Other accrued expenses
Foreign currency forward contracts	5	—	Other accrued expenses
Total derivatives not designated as hedging instruments	5	1
Total derivative liabilities	$10	$3

We have elected to present our derivative contracts on a gross basis in our Consolidated Balance Sheets.  Had we chosen to present on a net basis, we would have derivatives in a net asset position of $53 million and derivatives in a net liability position of $3 million.

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

Summarized financial information regarding our reportable operating segments at December 31, is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution		Non-segment Items(1)	Total
2013
External sales	$8,270	$3,151	$2,154	$3,726		$—	$17,301
Intersegment sales	1,743	1,191	877	23		(3,834)	—
Total sales	10,013	4,342	3,031	3,749		(3,834)	17,301
Depreciation and amortization(2)	205	96	50	54		—	405
Research, development and engineering expenses	416	218	73	6		—	713
Equity, royalty and interest income from investees	136	28	32	165		—	361
Interest income	16	3	6	2		—	27
Segment EBIT	1,041	527	218	388	(4)	(14)	2,160
Net assets	4,323	1,885	1,801	1,637		—	9,646
Investments and advances to equity investees	419	140	110	262		—	931
Capital expenditures	372	141	106	57		—	676
2012
External sales	$9,101	$2,809	$2,163	$3,261		$—	$17,334
Intersegment sales	1,632	1,203	1,105	16		(3,956)	—
Total sales	10,733	4,012	3,268	3,277		(3,956)	17,334
Depreciation and amortization(2)	192	82	47	34		—	355
Research, development and engineering expenses	433	213	76	6		—	728
Equity, royalty and interest income from investees	127	29	40	188		—	384
Interest income	11	3	9	2		—	25
Segment EBIT(3)	1,248	426	285	369	(4)	(25)	2,303
Net assets	3,373	1,830	1,582	1,392		—	8,177
Investments and advances to equity investees	401	127	88	281		—	897
Capital expenditures	399	134	95	62		—	690
2011
External sales	$9,649	$2,886	$2,492	$3,021		$—	$18,048
Intersegment sales	1,658	1,177	1,006	23		(3,864)	—
Total sales	11,307	4,063	3,498	3,044		(3,864)	18,048
Depreciation and amortization(2)	181	73	42	25		—	321
Research, development and engineering expenses	397	175	54	3		—	629
Equity, royalty and interest income from investees	166	31	47	172		—	416
Interest income	18	5	8	3		—	34
Segment EBIT	1,384	470	373	386		102	2,715
Net assets	3,167	1,467	1,547	1,123		—	7,304
Investments and advances to equity investees	398	123	79	238		—	838
Capital expenditures	339	141	87	55		—	622
____________________________________________________

(1)
Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the year ended December 31, 2013. The year ended December 31, 2012, included a $6 million gain ($4 million after-tax) related to adjustments from our 2011 divestitures and a $20 million charge ($12 million after-tax) related to legal matters. The year ended December 31, 2011, included a $68 million gain ($37 million after-tax) and a $53 million gain ($33 million after-tax) related to the Component segment sales of certain assets and liabilities from our exhaust and light-duty filtration businesses, respectively, and a $38 million gain ($24 million after-tax) related to the insurance settlement regarding the June 2008 flood in Southern Indiana. The gains and losses have been excluded from segment results as they were not considered in our evaluation of operating results for the years ended December 31, 2012 and 2011.

(2)
Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs that are included in the Consolidated Statements of Income as "Interest expense."

(3)
Segment EBIT included restructuring and other charges for each business segment of $20 million (Engine), $6 million (Components), $12 million (Power Generation) and $14 million (Distribution). See NOTE 19, "RESTRUCTURING AND OTHER CHARGES," for additional detail.

(4)
Distribution segment EBIT for the year ended December 31, 2013, included a $7 million gain and $5 million gain for the fair value adjustment resulting from the acquisitions of a controlling interest in Northwest and Rocky Mountain, respectively. Distribution segment EBIT for the year ended December 31, 2012, included a $7 million gain on the fair value adjustment resulting from the acquisition of a controlling interest in Central Power. See NOTE 2, "ACQUISITIONS AND DIVESTITURES," for additional detail.

A reconciliation of our segment information to the corresponding amounts in the Consolidated Statements of Income is shown in the table below:

	Years ended December 31,
In millions	2013	2012	2011
Total EBIT	$2,160	$2,303	$2,715
Less: Interest expense	41	32	44
Income before income taxes	$2,119	$2,271	$2,671

	December 31,
In millions	2013	2012	2011
Net assets for operating segments	$9,646	$8,177	$7,304
Liabilities deducted in arriving at net assets	5,103	4,913	4,832
Pension and other postretirement benefit adjustments excluded from net assets	(346)	(977)	(928)
Deferred tax assets not allocated to segments	292	410	435
Debt-related costs not allocated to segments	33	25	25
Total assets	$14,728	$12,548	$11,668
The tables below present certain segment information by geographic area. Net sales attributed to geographic areas were based on the location of the customer. Long-lived assets include property, plant and equipment, net of depreciation, investments and advances to equity investees and other assets, excluding deferred tax assets.

In millions	Years ended as of December 31,
Net Sales	2013	2012	2011
United States	$8,382	$8,107	$7,354
China	1,194	1,056	1,452
Brazil	882	798	1,286
India	630	757	859
Mexico	556	692	631
United Kingdom	453	660	727
Canada	655	642	653
Other foreign countries	4,549	4,622	5,086
Total net sales	$17,301	$17,334	$18,048

In millions	Years ended as of December 31,
Long-lived assets	2013	2012	2011
United States	$2,606	$2,440	$2,218
China	646	589	520
India	330	243	203
United Kingdom	319	339	318
Brazil	172	170	151
Netherlands	138	130	111
Mexico	87	77	72
Germany	69	49	47
Canada	68	69	64
Korea	37	37	27
Turkey	28	29	19
Romania	27	15	10
Australia	18	25	34
Singapore	17	16	9
United Arab Emirates	15	16	14
France	13	13	13
Other foreign countries	34	33	32
Total long-lived assets	$4,624	$4,290	$3,862

Our largest customer is PACCAR Inc. Worldwide sales to this customer were $2,085 million in 2013, $2,232 million in 2012 and $2,144 million in 2011, representing 12 percent, 13 percent and 12 percent, respectively, of our consolidated net sales. No other customer accounted for more than 10 percent of consolidated net sales.
NOTE 23. SUBSEQUENT EVENT

Acquisition of Cummins Mid-South LLC

On February 15, 2014, we acquired the remaining 62.2 percent interest in Cummins Mid-South LLC (Mid-South) from the former distributor principal for consideration of approximately $46 million in cash and an additional $61 million paid to creditors to eliminate all debt related to the entity, or total consideration of $107 million, subject to customary purchase price adjustments.

The acquisition will be accounted for as a business combination and the results of the acquired entity will be included in the Distribution operating segment beginning with the first quarter of 2014. As a result of this transaction, first quarter 2014 Distribution segment results are expected to include a gain of approximately $6 million, related to the remeasurement of our pre-existing ownership interest in Mid-South.

SELECTED QUARTERLY FINANCIAL DATA
UNAUDITED

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
In millions, except per share amounts	2013
Net sales	$3,922	$4,525	$4,266	$4,588
Gross margin	957	1,153	1,109	1,164
Net income attributable to Cummins Inc.	282	414	355	432
Net earnings per share attributable to Cummins Inc.—basic(1)	$1.50	$2.20	$1.91	$2.33
Net earnings per share attributable to Cummins Inc.—diluted	1.49	2.20	1.90	2.32
Cash dividends per share	0.50	0.50	0.625	0.625
Stock price per share
High	$122.54	$122.32	$136.50	$141.39
Low	109.19	103.41	107.51	122.52

	2012
Net sales	$4,472	$4,452	$4,118	$4,292
Gross margin	1,198	1,210	1,042	1,058
Net income attributable to Cummins Inc.(2)	455	469	352	369
Net earnings per share attributable to Cummins Inc.—basic	$2.39	$2.47	$1.87	$1.96
Net earnings per share attributable to Cummins Inc.—diluted(1)	2.38	2.47	1.86	1.95
Cash dividends per share	0.40	0.40	0.50	0.50
Stock price per share
High	$129.51	$123.34	$105.63	$109.78
Low	90.37	88.31	82.20	85.88
___________________________________________________

(1)
Earnings per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while earnings per share for the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters earnings per share may not equal the full year earnings per share.

(2)	In the second quarter of 2012, we recorded a $6 million gain ($4 million after-tax) or $0.02 per share related to adjustments to our 2011 divestitures.
In the fourth quarter of 2012, we recorded a $52 million restructuring charge ($35 million after-tax) or $0.19 per share and a $20 million charge ($12 million after-tax) or $0.07 per share related to legal matters.
At December 31, 2013, there were approximately 3,905 holders of record of Cummins Inc.'s $2.50 par value common stock.

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
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    Other Information
None.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated by reference to the relevant information under the captions "Corporate Governance," "Election of Directors" and "Other Information—Section 16(a) Beneficial Ownership Reporting Compliance" in our 2014 Proxy Statement, which will be filed within 120 days after the end of 2013. Information regarding our executive officers may be found in Part 1 of this annual report under the caption "Executive Officers of the Registrant." Except as otherwise specifically incorporated by reference, our Proxy Statement is not deemed to be filed as part of this annual report.
ITEM 11.    Executive Compensation
The information required by Item 11 is incorporated by reference to the relevant information under the caption "Executive Compensation" in our 2014 Proxy Statement, which will be filed within 120 days after the end of 2013.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning our equity compensation plans as of December 31, 2013, is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	1,970,790	$95.35	2,978,599
Equity compensation plans not approved by security holders	—	—	—
Total	1,970,790	$95.35	2,978,599
________________________________________________

(1)
The number is comprised of 1,462,336 stock options, 475,913 performance shares and 32,541 restricted shares. Refer to NOTE 17, "STOCK INCENTIVE AND STOCK OPTION PLANS," to the Consolidated Financial Statements for a description of how options and shares are rewarded.

(2)	The weighted-average exercise price relates only to the 1,462,336 stock options. Performance and restricted shares do not have an exercise price and, therefore, are not included in this calculation.
The remaining information required by Item 12 is incorporated by reference to the relevant information under the caption "Stock Ownership of Directors, Management and Others" in our 2014 Proxy Statement, which will be filed within 120 days after the end of 2013.
ITEM 13.    Certain Relationships, Related Transactions and Director Independence
The information required by Item 13 is incorporated by reference to the relevant information under the captions "Corporate Governance" and "Other Information—Related Party Transactions" in our 2014 Proxy Statement, which will be filed within 120 days after the end of 2013.
ITEM 14.    Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to the relevant information under the caption "Selection of Independent Public Accountants" in our 2014 Proxy Statement, which will be filed within 120 days after the end of 2013.
PART IV
ITEM 15.    Exhibits and Financial Statement Schedules

(a)	The following Consolidated Financial Statements and schedules filed as part of this report can be found in Item 8 "Financial Statements and Supplementary Data":

•	Management's Report to Shareholders

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Balance Sheets at December 31, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

•	Selected Quarterly Financial Data (Unaudited)

(b)	See Exhibit Index at the end of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUMMINS INC.
By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
	Patrick J. Ward Vice President and Chief Financial Officer (Principal Financial Officer)		Marsha L. Hunt Vice President—Corporate Controller (Principal Accounting Officer)

Date:	February 18, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ N. THOMAS LINEBARGER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 18, 2014
N. Thomas Linebarger
/s/ PATRICK J. WARD	Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2014
Patrick J. Ward
/s/ MARSHA L. HUNT	Vice President—Corporate Controller (Principal Accounting Officer)	February 18, 2014
Marsha L. Hunt
*		February 18, 2014
Robert J. Bernhard	Director
*		February 18, 2014
Franklin R. Chang-Diaz	Director
*		February 18, 2014
Stephen B. Dobbs	Director
*		February 18, 2014
Robert K. Herdman	Director
*		February 18, 2014
Alexis M. Herman	Director
*		February 18, 2014
William I. Miller	Director
*		February 18, 2014
Georgia R. Nelson	Director

*By:	/s/ PATRICK J. WARD
Patrick J. Ward Attorney-in-fact

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.		Description of Exhibit
3	(a)	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009).
3	(b)	By-laws, as amended and restated effective as of May 8, 2012 (incorporated by reference to Exhibit 3(b) to Cummins Inc.'s Quarterly Report on Form 10-Q for the quarter ended July 1, 2012).
4	(a)
Indenture, dated as of September 16, 2013, by and between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 filed with the SEC on September 26, 2013 (Registration Statement No. 333-191189)).

4	(b)
First Supplemental Indenture, dated as of September 24, 2013, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 of the Current Report on 8-K, filed by Cummins Inc. with the SEC on September 24, 2013 (File No. 001-04949)).

4	(c)
Second Supplemental Indenture, dated as of September 24, 2013, between Cummins Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 of the Current Report on 8-K, filed by Cummins Inc. with the SEC on September 24, 2013 (File No. 001-04949)).

10	(a)#	2003 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10(a) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(b)#	Target Bonus Plan (incorporated by reference to Exhibit 10(b) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(c)#	Deferred Compensation Plan, as amended (incorporated by reference to Exhibit 10(c) to Cummins Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012).
10	(d)#	Supplemental Life Insurance and Deferred Income Plan, as amended (incorporated by reference to Exhibit 10(d) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).
10	(e)#
Credit Agreement, dated as of November 9, 2012, by and among Cummins Inc., Cummins Ltd., Cummins Power Generation Ltd., Cummins Generator Technologies Limited, certain other subsidiaries referred to therein and the Lenders party thereto. (incorporated by reference to Exhibit 10.1 to Cummins Inc.'s Current Report on Form 8-K dated November 9, 2012).

10	(f)#	Deferred Compensation Plan for Non-Employee Directors, as amended (filed herewith).
10	(g)#	Excess Benefit Retirement Plan, as amended (incorporated by reference to Exhibit 10(g) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).
10	(h)#
Employee Stock Purchase Plan, as amended (incorporated by reference to Annex B to Cummins Inc.'s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2012 (File No. 001-04949)).

10	(i)#	Longer Term Performance Plan (incorporated by reference to Exhibit 10(i) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(j)#	2006 Executive Retention Plan, as amended (incorporated by reference to Exhibit 10(j) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011).
10	(k)#	Senior Executive Target Bonus Plan (incorporated by reference to Exhibit 10(k) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(l)#	Senior Executive Longer Term Performance Plan (incorporated by reference to Exhibit 10(l) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(m)#	Form of Stock Option Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(m) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).
10	(n)#
Form of Performance Share Award Agreement under the 2003 Stock Incentive Plan (incorporated by reference to Exhibit 10(n) to Cummins Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009).

10	(o)#
2012 Omnibus Incentive Plan (incorporated by reference to Annex A to Cummins Inc.'s definitive proxy statement filed with the Securities and Exchange Commission on Schedule 14A on March 27, 2012 (File No. 001-04949)).

10	(p)#	Form of Stock Option Agreement under the 2012 Omnibus Incentive Plan (filed herewith).
10	(q)#	Key Employee Stock Investment Plan (incorporated by reference to Exhibit 4.3 to Cummins Inc.'s Registration Statement on Form S-8 on November 6, 2012 (File No. 333-184786)).
12		Calculation of Ratio of Earnings to Fixed Charges (filed herewith).
21		Subsidiaries of the Registrant (filed herewith).
23		Consent of PricewaterhouseCoopers LLP (filed herewith).
24		Powers of Attorney (filed herewith).
31	(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31	(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32		Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	.INS	XBRL Instance Document.
101	.SCH	XBRL Taxonomy Extension Schema Document.
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________________
# A management contract or compensatory plan or arrangement.