Form 10-Q
period 2014-03-30
CUMMINS INC
filed 2014-04-30
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 30, 2014

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

As of March 30, 2014, there were 183,886,610 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
In millions, except per share amounts	March 30, 2014	March 31, 2013
NET SALES (a)	$4,406	$3,922
Cost of sales	3,290	2,965
GROSS MARGIN	1,116	957

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	502	444
Research, development and engineering expenses	190	182
Equity, royalty and interest income from investees (Note 5)	90	82
Other operating income (expense), net	(1)	1
OPERATING INCOME	513	414

Interest income	5	5
Interest expense	17	6
Other income (expense), net	10	18
INCOME BEFORE INCOME TAXES	511	431

Income tax expense (Note 6)	153	119
CONSOLIDATED NET INCOME	358	312

Less: Net income attributable to noncontrolling interests	20	30
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$338	$282

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$1.83	$1.50
Diluted	$1.83	$1.49

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	184.3	188.4
Dilutive effect of stock compensation awards	0.4	0.4
Diluted	184.7	188.8

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.625	$0.50
_______________________________________________________
(a) Includes sales to nonconsolidated equity investees of $592 million and $552 million for the three month periods ended March 30, 2014 and March 31, 2013, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
In millions	March 30, 2014	March 31, 2013
CONSOLIDATED NET INCOME	$358	$312
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	31	(150)
Unrealized gain (loss) on derivatives	2	(6)
Change in pension and other postretirement defined benefit plans	4	19
Unrealized gain (loss) on marketable securities	(2)	(10)
Total other comprehensive income (loss), net of tax	35	(147)
COMPREHENSIVE INCOME	393	165
Less: Comprehensive income attributable to noncontrolling interest	26	28
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$367	$137

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	March 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$2,178	$2,699
Marketable securities (Note 7)	129	150
Total cash, cash equivalents and marketable securities	2,307	2,849
Accounts and notes receivable, net
Trade and other	2,661	2,362
Nonconsolidated equity investees	288	287
Inventories (Note 8)	2,580	2,381
Prepaid expenses and other current assets	663	760
Total current assets	8,499	8,639
Long-term assets
Property, plant and equipment	6,563	6,410
Accumulated depreciation	(3,331)	(3,254)
Property, plant and equipment, net	3,232	3,156
Investments and advances related to equity method investees (Note 5)	966	931
Goodwill	464	461
Other intangible assets, net	357	357
Prepaid pensions	622	514
Other assets	611	670
Total assets	$14,751	$14,728

LIABILITIES
Current liabilities
Loans payable	$24	$17
Accounts payable (principally trade)	1,887	1,557
Current maturities of long-term debt (Note 9)	37	51
Current portion of accrued product warranty (Note 10)	345	360
Accrued compensation, benefits and retirement costs	323	433
Deferred revenue	295	285
Taxes payable (including taxes on income)	69	99
Other accrued expenses	575	566
Total current liabilities	3,555	3,368
Long-term liabilities
Long-term debt (Note 9)	1,632	1,672
Pensions	232	232
Postretirement benefits other than pensions	347	356
Other liabilities and deferred revenue	1,251	1,230
Total liabilities	7,017	6,858

Commitments and contingencies (Note 11)	—	—

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.3 shares issued	2,101	2,099
Retained earnings	8,629	8,406
Treasury stock, at cost, 38.4 and 35.6 shares	(2,600)	(2,195)
Common stock held by employee benefits trust, at cost, 1.2 and 1.3 shares	(15)	(16)
Accumulated other comprehensive loss (Note 13)
Defined benefit postretirement plans	(607)	(611)
Other	(148)	(173)
Total accumulated other comprehensive loss	(755)	(784)
Total Cummins Inc. shareholders’ equity	7,360	7,510
Noncontrolling interests	374	360
Total equity	7,734	7,870
Total liabilities and equity	$14,751	$14,728
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three months ended
In millions	March 30, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$358	$312
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	105	98
Gain on fair value adjustment for consolidated investees (Note 3)	(6)	(7)
Deferred income taxes	22	5
Equity in income of investees, net of dividends	(52)	(36)
Pension contributions in excess of expense (Note 4)	(100)	(54)
Other post-retirement benefits payments in excess of expense (Note 4)	(8)	(8)
Stock-based compensation expense	10	7
Excess tax benefits on stock-based awards	(5)	(7)
Translation and hedging activities	(3)	(5)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(232)	(29)
Inventories	(135)	(177)
Other current assets	2	158
Accounts payable	302	204
Accrued expenses	(95)	(142)
Changes in other liabilities and deferred revenue	50	47
Other, net	50	62
Net cash provided by operating activities	263	428

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(107)	(114)
Investments in internal use software	(14)	(12)
Investments in and advances to equity investees	(6)	(24)
Acquisitions of businesses, net of cash acquired (Note 3)	(90)	(17)
Investments in marketable securities—acquisitions (Note 7)	(84)	(133)
Investments in marketable securities—liquidations (Note 7)	108	187
Cash flows from derivatives not designated as hedges	5	(30)
Other, net	1	—
Net cash used in investing activities	(187)	(143)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	7	—
Payments on borrowings and capital lease obligations	(25)	(27)
Net borrowings (payments) under short-term credit agreements	(39)	15
Distributions to noncontrolling interests	(13)	(19)
Dividend payments on common stock	(115)	(95)
Repurchases of common stock	(419)	—
Excess tax benefits on stock-based awards	5	7
Other, net	(3)	16
Net cash used in financing activities	(602)	(103)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5	(68)
Net increase (decrease) in cash and cash equivalents	(521)	114
Cash and cash equivalents at beginning of year	2,699	1,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,178	$1,483
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Common Stock Held in Trust	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$556	$1,502	$7,343	$(950)	$(1,830)	$(18)	$6,603	$371	$6,974
Net income			282				282	30	312
Other comprehensive income (loss)				(145)			(145)	(2)	(147)
Issuance of shares		1					1	—	1
Employee benefits trust activity		8				1	9	—	9
Cash dividends on common stock			(95)				(95)	—	(95)
Distribution to noncontrolling interests							—	(19)	(19)
Stock based awards					3		3	—	3
Other shareholder transactions		(3)					(3)	10	7
BALANCE AT MARCH 31, 2013	$556	$1,508	$7,530	$(1,095)	$(1,827)	$(17)	$6,655	$390	$7,045

BALANCE AT DECEMBER 31, 2013	$556	$1,543	$8,406	$(784)	$(2,195)	$(16)	$7,510	$360	$7,870
Net income			338				338	20	358
Other comprehensive income (loss)				29			29	6	35
Issuance of shares		1					1	—	1
Employee benefits trust activity		9				1	10	—	10
Acquisition of shares					(419)		(419)	—	(419)
Cash dividends on common stock			(115)				(115)	—	(115)
Distribution to noncontrolling interests							—	(13)	(13)
Stock based awards		(8)			14		6	—	6
Other shareholder transactions							—	1	1
BALANCE AT MARCH 30, 2014	$556	$1,545	$8,629	$(755)	$(2,600)	$(15)	$7,360	$374	$7,734

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

NOTE 2. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations, financial position and cash flows.  All such adjustments are of a normal recurring nature.  The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information.  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted as permitted by such rules and regulations.  Certain reclassifications have been made to prior period amounts to conform to the presentation of the current period condensed financial statements.

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The first quarters of 2014 and 2013 ended on March 30 and March 31, respectively.  The interim periods for both 2014 and 2013 contained 13 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three month periods ended March 30, 2014 and March 31, 2013, were as follows:

	Three months ended
	March 30, 2014	March 31, 2013
Options excluded	1,430	563,350
You should read these interim condensed financial statements in conjunction with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.  Our interim period financial results for the three month interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the entire year.  The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

NOTE 3. ACQUISITIONS
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years.

Cummins Mid-South LLC
On February 14, 2014, we acquired the remaining 62.2 percent interest in Cummins Mid-South LLC (Mid-South) from the former distributor principal. The preliminary purchase consideration was $116 million, which included $32 million in cash and an additional $61 million paid to eliminate outstanding debt. The remaining $23 million will be paid in future periods, subject to customary purchase price adjustments. The acquisition was accounted for as a business combination and the results of the acquired entity were included in the Distribution operating segment subsequent to the acquisition date. As a result of this transaction, first quarter 2014 Distribution segment results included a $6 million gain, as we were required to re-measure our pre-existing 37.8 percent ownership interest in Mid-South to fair value in accordance with GAAP. The transaction generated $3 million of goodwill based on the preliminary purchase price allocation. Net sales for Mid-South were $368 million for the year ended December 31, 2013. This amount is not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.

Cummins Northwest LLC
In January 2013, we acquired the remaining 50 percent interest in Cummins Northwest LLC (Northwest) from the former principal for consideration of approximately $18 million.  We immediately formed a new partnership with a new distributor principal and sold 20.01 percent to the new distributor principal. We retained a new ownership in Northwest of 79.99 percent. The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution segment subsequent to the acquisition date.  Distribution segment results also included a $7 million gain, as we were required to re-measure our pre-existing 50 percent ownership interest in Northwest to fair value in accordance with GAAP.  The transaction generated $3 million of goodwill.  Net sales for Northwest were $137 million for the year ended December 31, 2012.  This amount is not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.
In July 2013, we acquired the remaining 20.01 percent from the new distributor principal for an additional $4 million. Since the entity was already consolidated, this was accounted for as an equity transaction.

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended
In millions	March 30, 2014	March 31, 2013
Defined benefit pension and other postretirement plans
Voluntary contribution	$39	$39
Mandatory contribution	75	37
Defined benefit pension contributions	114	76
Other postretirement plans	12	14
Total defined benefit plans	$126	$90

Defined contribution pension plans	$26	$22
We anticipate making additional defined benefit pension contributions and other postretirement benefit payments during the remainder of 2014 of $91 million and $31 million, respectively.  The $205 million of pension contributions for the full year include voluntary contributions of approximately $111 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.

The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Service cost	$17	$17	$6	$5	$—	$—
Interest cost	26	24	16	14	4	4
Expected return on plan assets	(44)	(42)	(22)	(18)	—	—
Recognized net actuarial loss	8	16	7	6	—	2
Net periodic benefit cost	$7	$15	$7	$7	$4	$6

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended
In millions	March 30, 2014	March 31, 2013
Distribution Entities
North American distributors	$32	$35
Komatsu Cummins Chile, Ltda.	6	5
All other distributors	1	—
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	14	12
Chongqing Cummins Engine Company, Ltd.	11	12
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	6	1
Shanghai Fleetguard Filter Co., Ltd.	3	3
Tata Cummins, Ltd.	2	1
Cummins Westport, Inc.	1	—
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(6)	(3)
All other manufacturers	9	7
Cummins share of net income	79	73
Royalty and interest income	11	9
Equity, royalty and interest income from investees	$90	$82

NOTE 6. INCOME TAXES

Our effective tax rate for the year is expected to approximate 28.5 percent, excluding any one-time items that may arise.  The research tax credit expired December 31, 2013 and has not yet been renewed by Congress. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income.  The effective tax rate for the three months ended March 30, 2014, was 29.9 percent.  This tax rate includes a $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a $5 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.
Our effective tax rate for the three months ended March 30, 2014, was 27.6 percent. This tax rate included a discrete tax benefit of $28 million attributable to the 2012 research credit reinstated in January 2013, as well as a discrete tax expense of $17 million, which primarily related to the write-off of a deferred tax asset deemed unrecoverable. The increase in the three month effective tax rate from 2013 to 2014 is attributable primarily to one-time discrete tax benefits in 2013 that did not repeat in 2014 and changes in U.S. state tax legislation that unfavorably impacted our 2014 effective tax rate.
We anticipate that we may resolve tax matters related primarily to certain tax credits presently under examination in U.S. federal and state tax jurisdictions. As of March 30, 2014, we estimate that it is reasonably possible that unrecognized tax benefits may decrease in an amount ranging from $0 to $75 million in the next twelve months due to the resolution of these issues. We do not expect this resolution to have a material impact on our results of operations.

NOTE 7. MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	March 30, 2014			December 31, 2013
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 1(1)
Debt mutual funds	$61	$—	$61	$72	$—	$72
Equity securities and other	17	13	30	10	13	23
Total level 1	78	13	91	82	13	95
Level 2(2)
Debt mutual funds	30	1	31	27	2	29
Bank debentures	—	—	—	2	—	2
Certificates of deposit	4	—	4	22	—	22
Government debt securities-non-U.S.	3	—	3	3	(1)	2
Total level 2	37	1	38	54	1	55
Total marketable securities	$115	$14	$129	$136	$14	$150
 ________________________________________________________________________________________
(1) The fair value of Level 1 securities is estimated primarily by referencing quoted prices in active markets for identical assets.
(2) The fair value of Level 2 securities is estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 securities, and there were no transfers into or out of Level 2 or 3 during the first three months of 2014 and 2013.

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended
In millions	March 30, 2014	March 31, 2013
Proceeds from sales and maturities of marketable securities	$108	$187
Gross realized gains from the sale of available-for-sale securities	1	10

At March 30, 2014, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure by contractual maturity was as follows:

Maturity date	Fair value (in millions)
1 year or less	$35
1 - 5 years	2
5 - 10 years	1
Total	$38

NOTE 8. INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

In millions	March 30, 2014	December 31, 2013
Finished products	$1,598	$1,487
Work-in-process and raw materials	1,102	1,005
Inventories at FIFO cost	2,700	2,492
Excess of FIFO over LIFO	(120)	(111)
Total inventories	$2,580	$2,381

NOTE 9. DEBT
A summary of long-term debt was as follows:

In millions	March 30, 2014	December 31, 2013
Long-term debt
Senior notes, 3.65%, due 2023 (1)	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028 (1)	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	56	92
Other	49	65
	1,578	1,630
Unamortized discount	(48)	(48)
Fair value adjustments due to hedge on indebtedness	46	49
Capital leases	93	92
Total long-term debt	1,669	1,723
Less: Current maturities of long-term debt	(37)	(51)
Long-term debt	$1,632	$1,672
_________________________________________________________________________
(1) In February 2014, we settled our November 2005 interest rate swap which previously converted our $250 million debt issue, due in 2028, from a fixed rate to a floating rate based on a LIBOR spread. We will amortize the $52 million gain realized upon settlement over the remaining 14-year term of related debt. Also, in February 2014, we entered into a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. See Note 12, "DERIVATIVES" for further details.
Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2014	2015	2016	2017	2018
Payment	$32	$56	$44	$9	$15

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	March 30, 2014	December 31, 2013
Fair value of total debt(1)	$1,918	$1,877
Carrying value of total debt	1,693	1,740
_________________________________________________
(1)The fair value of debt is derived from Level 2 inputs.

NOTE 10. PRODUCT WARRANTY LIABILITY

We charge the estimated costs of warranty programs, other than product recalls, to income when the sale is recorded.  We use historical claims experience to develop the estimated liability.  We review product recall programs on a quarterly basis and, if necessary, record a liability when we commit to an action, or when they become probable and estimable, which is reflected in the provision for warranties issued line.  We also sell extended warranty coverage on several engines.  A tabular reconciliation of the product warranty liability, including the deferred revenue related to our extended warranty coverage and accrued recall programs was as follows:

	Three months ended
In millions	March 30, 2014	March 31, 2013
Balance, beginning of year	$1,129	$1,088
Provision for warranties issued	84	116
Deferred revenue on extended warranty contracts sold	53	49
Payments	(102)	(102)
Amortization of deferred revenue on extended warranty contracts	(34)	(27)
Changes in estimates for pre-existing warranties	2	(9)
Foreign currency translation	1	(5)
Balance, end of period	$1,133	$1,110

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our March 30, 2014, balance sheet were as follows:

In millions	March 30, 2014	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$151	Deferred revenue
Long-term portion	362	Other liabilities and deferred revenue
Total	$513

Receivables related to estimated supplier recoveries
Current portion	$9	Trade and other receivables
Long-term portion	5	Other assets
Total	$14

Long-term portion of warranty liability	$275	Other liabilities and deferred revenue

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

Other Guarantees and Commitments
In addition to the matters discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations.  As of March 30, 2014, the maximum potential loss related to these other guarantees was $8 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of March 30, 2014, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $105 million, of which $57 million relates to a contract with an engine parts supplier that extends to 2016.  These arrangements enable us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees were $69 million at March 30, 2014 and $66 million at December 31, 2013.

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

Joint Venture Commitments
As of March 30, 2014, we have committed to invest an additional $54 million in existing joint ventures, of which the entire $54 million is expected to be funded in 2014.

NOTE 12. DERIVATIVES

We are exposed to financial risk resulting from volatility in foreign exchange rates, commodity prices and interest rates.  This risk is closely monitored and managed through the use of financial derivative instruments including foreign currency forward contracts, commodity swap contracts, commodity zero-cost collars and interest rate swaps.  These instruments, as further described below, are accounted for as cashflow or fair value hedges or as economic hedges not designated as hedges for accounting purposes. Financial derivatives are used expressly for hedging purposes and under no circumstances are they used for speculative purposes.  When material, we adjust the estimated fair value of our derivative contracts for counter-party or our credit risk.  None of our derivative instruments are subject to collateral requirements.  Substantially all of our derivative contracts are subject to master netting arrangements which provide us with the option to settle certain contracts on a net basis when they settle on the same day with the same currency.  In addition, these arrangements provide for a net settlement of all contracts with a given counterparty in the event that the arrangement is terminated due to the occurrence of default or a termination event.

Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates.  We manage our exposure to interest rate fluctuations through the use of interest rate swaps.  The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.
In February 2014, we settled our November 2005 interest rate swap which previously converted our $250 million debt issue, due in 2028, from a fixed rate to a floating rate based on a LIBOR spread. We will amortize the $52 million gain realized upon settlement over the remaining 14-year term of related debt.
Also, in February 2014, we entered into a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. The terms of the swaps mirror those of the debt, with interest paid semi-annually. The swaps were designated, and will be accounted for, as fair value hedges under GAAP. The gain or loss on these derivative instruments, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current income as “Interest expense.”
The following table summarizes these gains and losses for the three month period presented below:

	Three months ended
In millions(1)	March 30, 2014		March 31, 2013
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense	$(2)	$3	$(11)	$11
_________________________________________________
(1)The table does not include amounts related to ineffectiveness as it was not material for the periods presented.

Cash Flow Hedging
The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three month periods presented below:

In millions(1)	Three months ended
Derivatives in cash flow hedging relationships	March 30, 2014	March 31, 2013
Gain/(loss) reclassified from AOCL into income - Net sales(2)	$2	$—
Gain/(loss) reclassified from AOCL into income - Cost of sales(3)	(2)	2
Total	$—	$2
_____________________________________________________
(1)The table does not include amounts related to ineffectiveness or the effective portion of gain (loss) recognized in AOCL as they were not material for the periods presented.
(2)Includes foreign currency forward contracts.
(3)Includes commodity swap contracts.

Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments not classified as cash flow hedges for the three month periods presented below:

In millions	Three months ended
Derivatives not designated as hedging instruments	March 30, 2014	March 31, 2013
Gain/(loss) recognized in income - Cost of sales(1)	$(2)	$1
Gain/(loss) recognized in income - Other income (expense), net(2)	(1)	(27)
Total	$(3)	$(26)
_________________________________________________
(1) Includes foreign currency forward contracts and commodity zero-cost collars.
(2) Includes foreign currency forward contracts.

Fair Value Amount and Location of Derivative Instruments
The following table summarizes the location and fair value of interest rate swap contracts, foreign currency forward contracts, commodity swap contracts and commodity zero-cost collars on our Condensed Consolidated Balance Sheets:

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	March 30, 2014	December 31, 2013	March 30, 2014	December 31, 2013
Notional amount(1)	$679	$425	$634	$547

Derivative assets recorded in:
Prepaid expenses and other current assets	4	5	2	6
Other assets	—	49	—	—
Total derivative assets(2)	$4	$54	$2	$6

Derivative liabilities recorded in:
Other accrued expenses	2	5	4	5
Other liabilities and deferred revenue	6	—	—	—
Total derivative liabilities(2)	$8	$5	$4	$5
______________________________________________
(1)Commodity zero-cost collars are not designated as hedging instruments and had a notional quantity of 5,104 and 5,421 metric tons of copper at March 30, 2014 and December 31, 2013, respectively. These instruments are not included in the notional amounts above as they were subject to a USD denominated cap and floor; however, they are included in the total asset and liability balances as appropriate. The average cap and floor at March 30, 2014 and December 31, 2013 were $7,468 and $6,841 and $7,639 and $6,978, respectively.
(2)Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the first three months of 2014 and 2013.

We have elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets.  Had we chosen to present on a net basis, we would have derivatives in a net asset position of $2 million and derivatives in a net liability position of $8 million.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Following are the changes in accumulated other comprehensive income (loss) by component:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2012	$(794)	$(161)	$5	$—	$(950)
Other comprehensive income before reclassifications
Before tax amount	5	(154)	(1)	(6)	(156)	$3	$(153)
Tax (provision) benefit	(2)	1	—	1	—	—	—
After tax amount	3	(153)	(1)	(5)	(156)	3	(153)
Amounts reclassified from accumulated other comprehensive income(1)(2)	16	—	(4)	(1)	11	(5)	6
Net current period other comprehensive income (loss)	19	(153)	(5)	(6)	(145)	$(2)	$(147)
Balance at March 31, 2013	$(775)	$(314)	$—	$(6)	$(1,095)

Balance at December 31, 2013	$(611)	$(179)	$7	$(1)	$(784)
Other comprehensive income before reclassifications
Before tax amount	(7)	24	(1)	3	19	$7	$26
Tax (provision) benefit	1	—	—	(1)	—	—	—
After tax amount	(6)	24	(1)	2	19	7	26
Amounts reclassified from accumulated other comprehensive income(1)(2)	10	—	—	—	10	(1)	9
Net current period other comprehensive income (loss)	4	24	(1)	2	29	$6	$35
Balance at March 30, 2014	$(607)	$(155)	$6	$1	$(755)

_________________________________________________________________________________________________________________________
(1)Amounts are net of tax.
(2)See reclassifications out of accumulated other comprehensive income (loss) disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

In millions	Three months ended
(Gain)/Loss Components	March 30, 2014	March 31, 2013	Statement of Income Location

Realized (gain) loss on marketable securities	$(1)	$(10)	Other income (expense), net
Income tax expense	—	1	Income tax expense
Net realized (gain) loss on marketable securities	(1)	(9)

Realized (gain) loss on derivatives
Foreign currency forward contracts	(2)	—	Net sales
Commodity swap contracts	2	(2)	Cost of sales
Total before taxes	—	(2)
Income tax expense	—	1	Income tax expense
Net realized (gain) loss on derivatives	—	(1)

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	15	24	(1)
Total before taxes	15	24
Income tax expense	(5)	(8)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	10	16

Total reclassifications for the period	$9	$6
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

Summarized financial information regarding our reportable operating segments for the three month periods is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution		Non-segment Items (1)	Total
Three months ended March 30, 2014
External sales	$2,090	$922	$452	$942		$—	$4,406
Intersegment sales	473	308	187	8		(976)	—
Total sales	2,563	1,230	639	950		(976)	4,406
Depreciation and amortization(2)	51	26	12	16		—	105
Research, development and engineering expenses	116	53	19	2		—	190
Equity, royalty and interest income from investees	32	9	8	41		—	90
Interest income	2	1	1	1		—	5
Segment EBIT	269	167	25	76	(3)	(9)	528

Three months ended March 31, 2013
External sales	$1,885	$722	$539	$776		$—	$3,922
Intersegment sales	418	296	207	2		(923)	—
Total sales	2,303	1,018	746	778		(923)	3,922
Depreciation and amortization(2)	52	24	12	10		—	98
Research, development and engineering expenses	105	57	18	2		—	182
Equity, royalty and interest income from investees	23	7	7	45		—	82
Interest income	2	1	2	—		—	5
Segment EBIT	195	119	51	95	(3)	(23)	437
_________________________________________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended March 30, 2014 and March 31, 2013.
(2)Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense."
(3)Distribution segment EBIT for the three months ended March 30, 2014, included a $6 million gain on the fair value adjustment resulting from the acquisition of a controlling interest in Mid-South. Distribution segment EBIT for the three months ended March 31, 2013, included a $7 million gain on the fair value adjustment resulting from the acquisition of a controlling interest in Northwest.

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended
In millions	March 30, 2014	March 31, 2013
Total EBIT	$528	$437
Less: Interest expense	17	6
Income before income taxes	$511	$431
NOTE 15. SUBSEQUENT EVENT

Acquisition of Cummins Southern Plains LLC
On March 31, 2014, we acquired the remaining 50 percent interest in Cummins Southern Plains LLC (Southern Plains) from the former distributor principal for consideration of approximately $40 million in cash and an additional $48 million paid to creditors to eliminate all debt related to the entity, or total consideration of $88 million, subject to customary purchase price adjustments.
The acquisition will be accounted for as a business combination and the results of the acquired entity will be included in the Distribution operating segment beginning with the second quarter of 2014.

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

•variability in material and commodity costs;

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

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2013 Form 10-K.  Our MD&A is presented in the following sections:

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
Worldwide revenues increased 12 percent in the three months ended March 30, 2014, as compared to the same period in 2013, primarily due to improvements in North American demand. Revenue in the U.S. and Canada improved by 25 percent driven primarily by increased demand in the North American on-highway markets driving sales in both the Engine and Components segments, as well as improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012. These increases were partially offset by the reduced demand in the North American power generation markets as well as the mining market. International economic uncertainty continued in the first quarter of 2014 and our international (excludes the United States and Canada) revenues declined by less than 1 percent with sales down or relatively flat in most markets.  Declines were led by the reduced power generation equipment demand and reduced off-highway mining engine demand with decreased unit shipments of 19 percent and 43 percent, respectively. These decreases were partially offset by improved demand in China.

The following table contains sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three month periods ended March 30, 2014 and March 31, 2013.  Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before taxes.

	Three months ended
Operating Segments	March 30, 2014			March 31, 2013			Percent change
		Percent			Percent		2014 vs. 2013
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,563	58%	$269	$2,303	59%	$195	11%	38%
Components	1,230	28%	167	1,018	26%	119	21%	40%
Power Generation	639	14%	25	746	19%	51	(14)%	(51)%
Distribution	950	22%	76	778	20%	95	22%	(20)%
Intersegment eliminations	(976)	(22)%	—	(923)	(24)%	—	6%	—
Non-segment	—	—	(9)	—	—	(23)	—	(61)%
Total	$4,406	100%	$528	$3,922	100%	$437	12%	21%

Net income attributable to Cummins was $338 million, or $1.83 per diluted share, on sales of $4.4 billion for the three month interim reporting period ended March 30, 2014, versus the comparable prior year period with net income attributable to Cummins of $282 million, or $1.49 per diluted share, on sales of $3.9 billion.  The increase in net income and earnings per share was driven by improved gross margin as a percentage of sales, partially offset by higher selling, general and administrative expenses and a higher effective tax rate of 29.9 percent versus 27.6 percent in the comparable prior year period. The improved gross margin was the result of higher volumes and lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations. Diluted earnings per share for the three months ended March 30, 2014, benefited $0.01 from lower shares outstanding due to first quarter 2014 purchases under the stock repurchase program.

We generated $263 million of operating cash flows for the three months ended March 30, 2014, compared to $428 million for the three months ended March 31, 2013.  Refer to the section titled “Operating Activities” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. We plan to spend approximately $400 million to $500 million on distributor acquisitions and debt retirements in 2014.
In the first quarter of 2014, we acquired the remaining 62.2 percent interest in Cummins Mid-South LLC (Mid-South) from the former distributor principal. The preliminary purchase consideration was $116 million, which included $32 million in cash, $61 million to eliminate outstanding debt, and $23 million payable in future periods.
In December 2012, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2011 repurchase plan.  We repurchased $419 million under this plan during the first quarter of 2014.
Our debt to capital ratio (total capital defined as debt plus equity) at March 30, 2014, was 18.0 percent, compared to 18.1 percent at December 31, 2013.  As of the date of filing this Quarterly Report on Form 10-Q, we had an 'A' credit rating with a 'Stable' outlook from Standard & Poor’s Rating Services, an 'A' credit rating with a 'Stable' outlook from Fitch Ratings and a 'A3' credit rating with a 'Stable' outlook from Moody’s Investors Service, Inc. In addition to the $2.3 billion in cash and marketable securities on hand, we also have access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.
Our global pension plans, including our unfunded and non-qualified plans, were 107 percent funded at December 31, 2013.  Our U.S. qualified plan, which represents approximately 55 percent of the worldwide pension obligation, was 121 percent funded and our United Kingdom (U.K.) plan was 106 percent funded.  We expect to contribute $205 million to our global pension plans in 2014. We anticipate pension and other postretirement benefit cost in 2014 to decrease by approximately $36 million pre-tax, or approximately $0.12 per diluted share, when compared to 2013 due to reduced loss amortizations resulting from improved U.S. asset performance and a higher discount rate, Refer to Note 4, "PENSION AND OTHER POSTRETIREMENT BENEFITS" for additional information regarding our pension plans.
We expect our effective tax rate for the full year of 2014 to approximate 28.5 percent, excluding any one-time tax items that may arise, compared to 25.1 percent for 2013.

OUTLOOK

Near-Term
In the first quarter of 2014, demand continued to improve in several end markets in North America compared to the same period in the prior year, led by market share gains in the North American medium-duty truck market and increased demand in our emission solutions business. Demand remained weak in most international markets due to lower demand for power generation equipment and engines for mining applications.
We currently expect the following positive trends for the remainder of 2014:

•	Market share gains in the North American medium-duty truck market are expected to continue in 2014 and should positively impact sales in both the Engine and Components segments.

•	Demand in the North American heavy-duty truck market is expected to continue to improve in 2014.

•	We plan to continue acquiring our partially-owned North American distributors, which will increase our Distribution segment revenues and profitability.

•	The new Euro VI regulations, effective January 1, 2014, are expected to continue to positively impact sales for aftertreatment products.
We currently expect the following challenges to our business that may reduce our earnings potential for the remainder of 2014:

•	Power generation markets are expected to remain weak.

•	Demand in most end markets in India is expected to remain weak.

•	Weak economic growth in Brazil could continue to negatively impact our on-highway and power generation businesses.

•	Demand in certain European markets could remain weak due to continued economic uncertainty.

•	Growth in emerging markets could be negatively impacted if emission regulations are not strictly enforced.

•	Foreign currency volatility could continue to put pressure on earnings.

•	Domestic and international mining markets could continue to deteriorate.
Long-Term
We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue as the result of the following four macroeconomic trends that should benefit our businesses:

•	tightening emissions controls across the world;

•	infrastructure needs in emerging markets;

•	energy availability and cost issues and

•	globalization of industries like ours.

RESULTS OF OPERATIONS

	Three months ended		Favorable/ (Unfavorable)
	March 30, 2014	March 31, 2013
In millions (except per share amounts)			Amount	Percent
NET SALES	$4,406	$3,922	$484	12%
Cost of sales	3,290	2,965	(325)	(11)%
GROSS MARGIN	1,116	957	159	17%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	502	444	(58)	(13)%
Research, development and engineering expenses	190	182	(8)	(4)%
Equity, royalty and interest income from investees	90	82	8	10%
Other operating income (expense), net	(1)	1	(2)	NM
OPERATING INCOME	513	414	99	24%
Interest income	5	5	—	—%
Interest expense	17	6	(11)	NM
Other income (expense), net	10	18	(8)	(44)%
INCOME BEFORE INCOME TAXES	511	431	80	19%
Income tax expense	153	119	(34)	(29)%
CONSOLIDATED NET INCOME	358	312	46	15%
Less: Net income attributable to noncontrolling interests	20	30	10	33%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$338	$282	$56	20%
Diluted earnings per common share attributable to Cummins Inc.	$1.83	$1.49	$0.34	23%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)
	March 30, 2014	March 31, 2013
Percent of sales			Percentage Points
Gross margin	25.3%	24.4%	0.9
Selling, general and administrative expenses	11.4%	11.3%	(0.1)
Research, development and engineering expenses	4.3%	4.6%	0.3

Net Sales
Net sales for the three months ended March 30, 2014, increased versus the comparable period in 2013, primarily due to increased demand and the impact from the acquisitions of the partially-owned North American distributors since March 31, 2013. The primary drivers by segment were as follows:

•	Engine segment sales increased by 11 percent due to increased demand in the North American on-highway markets, partially offset by lower demand in power generation and industrial markets.

•
Components segment sales increased by 21 percent and increased in all businesses and in most markets primarily due to increased demand in the North American on-highway markets and increased demand in Europe and China.

•	Distribution segment sales increased by 22 percent primarily due to the acquisitions of the North American distributors.
These increases were partially offset by the following:

•	Power Generation segment sales decreased by 14 percent and decreased in all businesses, mainly due to lower volumes within the power systems and the power products businesses.

•	Foreign currency fluctuations unfavorably impacted sales.
A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Sales to international markets, based on location of customers, for the three months ended March 30, 2014, were 44 percent of total net sales compared with 50 percent of total net sales for the comparable period in 2013.

Gross Margin
Gross margin increased for the three months ended March 30, 2014, versus the comparable period in 2013, and increased as a percentage of sales by 0.9 percentage points as higher volumes, lower material and commodity costs and lower product coverage were partially offset by unfavorable foreign currency fluctuations.
The provision for base warranties issued as a percent of sales for the three months ended March 30, 2014, was 1.8 percent compared to 2.5 percent for the comparable period in 2013. This change was primarily driven by a reduction in base warranty provisions for products sold, partially offset by higher engine volumes in the first quarter of 2014. A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended March 30, 2014, increased versus the comparable period in 2013, primarily due to increased compensation and related expenses of $18 million, higher consulting expenses and acquisitions in our Distribution segment. Compensation and related expenses include salaries, fringe benefits and variable compensation.
Research, Development and Engineering Expenses
Research, development and engineering expenses for the three months ended March 30, 2014, increased versus the comparable period in 2013, primarily due to increased compensation and related expenses of $8 million, partially offset by decreased consulting expenses of $3 million. Compensation and related expenses include salaries, fringe benefits and variable compensation.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees increased for the three months ended March 30, 2014, versus the comparable period in 2013.  The primarily drivers were as follows:

Increase/(Decrease)
March 30, 2014 vs. March 31, 2013
In millions	Three months ended
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	$5
Dongfeng Cummins Engine Company, Ltd.	2
North American distributors	(3)
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(3)
Other equity income	5
Cummins share of net income	6
Royalty and interest income	2
Equity, royalty and interest income from investees	$8

The overall increase for the three months ended March 30, 2014, was primarily due to increased demand at Beijing Foton Cummins Engine Co., Ltd. (Light-duty) and Dongfeng Cummins Engine Comapany, Ltd., partially offset by the consolidation of the partially-owned North American distributors since March 31, 2013 and increased expenses at Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty) as we continue to launch this new joint venture.

As we execute our plan to acquire partially-owned distributors, equity earnings for our North American distributors will continue to decrease as the earnings are now included in our consolidated results. See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.

Other Operating Income (Expense), net
Other operating income (expense) was as follows:

	Three months ended
In millions	March 30, 2014	March 31, 2013
Royalty income	$6	$4
Amortization of intangible assets	(3)	(2)
Royalty expense	(4)	—
Gain (loss) on sale of fixed assets	—	(1)
Total other operating income (expense), net	$(1)	$1
Interest Income
Interest income remained flat for the three months ended March 30, 2014, versus the comparable periods in 2013.
Interest Expense
Interest expense increased for the three months ended March 30, 2014, versus the comparable period in 2013 and will continue to increase in future periods as a result of the $1 billion debt issuance in September 2013.
Other Income (Expense), net
Other income (expense) was as follows:

	Three months ended
In millions	March 30, 2014	March 31, 2013
Change in cash surrender value of corporate owned life insurance	$7	$5
Gain on fair value adjustment for consolidated investee(1)	6	7
Gain (loss) on marketable securities, net	1	10
Dividend income	1	2
Bank charges	(2)	(2)
Foreign currency gains (losses), net	(5)	(9)
Other, net	2	5
Total other income (expense), net	$10	$18
_______________________________________________________________________
(1) See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.
Income Tax Expense

Our effective tax rate for the year is expected to approximate 28.5 percent, excluding any one-time items that may arise.  The research tax credit expired December 31, 2013 and has not yet been renewed by Congress. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income.  The effective tax rate for the three months ended March 30, 2014, was 29.9 percent.  This tax rate includes a $12 million discrete tax expense primarily attributable to state deferred tax adjustments, as well as a $5 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.

Our effective tax rate for the three months ended March 31, 2013, was 27.6 percent. This tax rate included a discrete tax benefit of $28 million attributable to the 2012 research credit reinstated in January 2013 as well as a discrete tax expense of $17 million, which primarily related to the write-off of a deferred tax asset deemed unrecoverable. The increase in the three month effective tax rate from 2013 to 2014 is attributable primarily to one-time discrete tax benefits in 2013 that did not repeat in 2014 and changes in U.S. state tax legislation that unfavorably impacted our 2014 effective tax rate.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins for the three months ended March 30, 2014, increased versus the comparable period in 2013, primarily due to higher gross margin, mainly driven by higher volumes and lower material and commodity costs, particularly in the Engine and Components segments. These increases were partially offset by increased selling, general and administrative expenses, a higher effective tax rate of 29.9 percent in the first quarter of 2014 versus 27.6 percent in the first quarter of 2013 and unfavorable foreign currency fluctuations. Diluted earnings per share for the three months ended March 30, 2014, benefited $0.01 from lower shares outstanding due to first quarter 2014 purchases under the stock repurchase program.
OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following:  Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of results for each of our operating segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/
	March 30,	March 31,	(Unfavorable)
In millions	2014	2013	Amount	Percent
External sales	$2,090	$1,885	$205	11%
Intersegment sales	473	418	55	13%
Total sales	2,563	2,303	260	11%
Depreciation and amortization	51	52	1	2%
Research, development and engineering expenses	116	105	(11)	(10)%
Equity, royalty and interest income from investees	32	23	9	39%
Interest income	2	2	—	—%
Segment EBIT	269	195	74	38%

			Percentage Points
Segment EBIT as a percentage of total sales	10.5%	8.5%		2.0

Engine segment net sales by market were as follows:

	Three months ended		Favorable/
	March 30,	March 31,	(Unfavorable)
In millions	2014	2013	Amount	Percent
Heavy-duty truck	$722	$654	$68	10%
Medium-duty truck and bus	601	448	153	34%
Light-duty automotive and RV	361	260	101	39%
Total on-highway	1,684	1,362	322	24%
Industrial	700	714	(14)	(2)%
Stationary power	179	227	(48)	(21)%
Total sales	$2,563	$2,303	$260	11%

 Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/
	March 30,	March 31,	(Unfavorable)
	2014	2013	Amount	Percent
Midrange	118,900	94,600	24,300	26%
Heavy-duty	28,800	24,900	3,900	16%
High-horsepower	3,400	4,200	(800)	(19)%
Total unit shipments	151,100	123,700	27,400	22%

Sales

Engine segment sales for the three months ended March 30, 2014, increased versus the comparable period in 2013.  The following were the primary drivers by market:

•
Medium-duty truck and bus sales increased primarily due to market share gains in the North American medium-duty truck market and increased demand in the North American bus markets due to market share gains and lower sales in the first quarter of 2013, as a result of pre-buy activity in 2012 ahead of the implementation of the emission regulations beginning in the first quarter of 2013.

•	Light-duty automotive and RV sales increased primarily due to a 31 percent improvement of units shipped to Chrysler and increased recreational vehicle engine sales.

•	Heavy-duty truck engine sales increased due to improved demand in North America.
The increases above were partially offset by the following:

•	Stationary power engine sales decreased due to lower demand in power generation markets.

•	Industrial market sales decreased primarily due to a 40 percent reduction in global mining shipments. partially offset by improved commercial marine shipments.
Total on-highway-related sales for the three months ended March 30, 2014, were 66 percent of total engine segment sales, compared to 59 percent for the comparable period in 2013.
Segment EBIT

Engine segment EBIT for the three months ended March 30, 2014, increased versus the comparable period in 2013.  Higher gross margin and higher equity, royalty and interest income from investees were partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 30, 2014 vs. March 31, 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$105	23%	2.1
Selling, general and administrative expenses	(20)	(11)%	—
Research, development and engineering expenses	(11)	(10)%	0.1
Equity, royalty and interest income from investees	9	39%	0.2

The increase in gross margin for the three months ended March 30, 2014, versus the comparable period in 2013, was primarily due to increased volumes, lower material and commodity costs, lower product coverage and favorable foreign currency fluctuations.  The increase in selling, general and administrative expenses was primarily due to increased headcount, higher discretionary spending and higher variable compensation. The increase in research, development and engineering expenses was primarily due to higher discretionary spending to support new product initiatives and higher variable compensation.  The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Beijing Foton Cummins Engine Company, Ltd (Light-duty) and Dongfeng Cummins Engine Company, Ltd.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/
	March 30,	March 31,	(Unfavorable)
In millions	2014	2013	Amount	Percent
External sales	$922	$722	$200	28%
Intersegment sales	308	296	12	4%
Total sales	1,230	1,018	212	21%
Depreciation and amortization	26	24	(2)	(8)%
Research, development and engineering expenses	53	57	4	7%
Equity, royalty and interest income from investees	9	7	2	29%
Interest income	1	1	—	—%
Segment EBIT	167	119	48	40%

			Percentage Points
Segment EBIT as a percentage of total sales	13.6%	11.7%		1.9

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/
	March 30,	March 31,	(Unfavorable)
In millions	2014	2013	Amount	Percent
Emission solutions	$543	$400	$143	36%
Turbo technologies	313	266	47	18%
Filtration	265	255	10	4%
Fuel systems	109	97	12	12%
Total sales	$1,230	$1,018	$212	21%
 Sales

Components segment sales for the three months ended March 30, 2014, increased versus the comparable period in 2013 in all lines of businesses and across most markets. The following were the primary drivers by market:

•
Emission solutions business sales increased primarily due to improved demand in the North American on-highway markets and increased demand for our products in Europe and China to meet new emissions requirements.

•	Turbo technologies business sales increased as a result of improved on-highway demand in North America, Europe and China.
These increases were partially offset by unfavorable foreign currency fluctuations.

Segment EBIT
Components segment EBIT for the three months ended March 30, 2014, increased versus the comparable period in 2013, primarily due to higher gross margin, lower research, development and engineering expenses and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 30, 2014 vs. March 31, 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$48	21%	(0.1)
Selling, general and administrative expenses	(11)	(17)%	0.2
Research, development and engineering expenses	4	7%	1.3
Equity, royalty and interest income from investees	2	29%	—

The increase in gross margin for the three months ended March 30, 2014, versus the comparable period in 2013, was primarily due to higher volumes, mainly in the emission solutions and turbo technologies businesses, lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations.  The increase in selling, general and administrative expenses was primarily due to increased headcount and higher discretionary spending. The decrease in research, development and engineering expenses was primarily due to lower discretionary spending, partially offset by increased headcount. The increase in equity, royalty and interest income from investees was primarily due to increased earnings at Dongfeng Cummins Emission Solutions Co., Ltd.

Power Generation Segment Results
Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/
	March 30,	March 31,	(Unfavorable)
In millions	2014	2013	Amount	Percent
External sales	$452	$539	$(87)	(16)%
Intersegment sales	187	207	(20)	(10)%
Total sales	639	746	(107)	(14)%
Depreciation and amortization	12	12	—	—%
Research, development and engineering expenses	19	18	(1)	(6)%
Equity, royalty and interest income from investees	8	7	1	14%
Interest income	1	2	(1)	(50)%
Segment EBIT	25	51	(26)	(51)%

			Percentage Points
Segment EBIT as a percentage of total sales	3.9%	6.8%		(2.9)

Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/
	March 30,	March 31,	(Unfavorable)
In millions	2014	2013	Amount	Percent
Power products	$373	$409	$(36)	(9)%
Power systems	137	179	(42)	(23)%
Alternators	105	126	(21)	(17)%
Power solutions	24	32	(8)	(25)%
Total sales	$639	$746	$(107)	(14)%

Sales
Power Generation segment sales for the three months ended March 30, 2014, decreased versus the comparable period in 2013 in all lines of businesses and across most markets. The following were the primary drivers by business:

•	Power systems sales decreased primarily due to reduced demand in North America, Asia and India, partially offset by increased demand in Russia.

•	Power products sales decreased primarily due to lower demand in India and North America and unfavorable foreign currency fluctuations, partially offset by increased demand in Europe.

•	Alternators sales decreased primarily due to lower demand in Western Europe and India.

•	Power solutions sales decreased primarily due to lower volumes in Africa.
Segment EBIT
Power Generation segment EBIT for the three months ended March 30, 2014, decreased versus the comparable period in 2013 primarily due to lower gross margin and higher selling, general and administrative expenses, partially offset by increased equity, royalty and interest income from investees.  Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 30, 2014 vs. March 31, 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$(18)	(14)%	0.1
Selling, general and administrative expenses	(5)	(7)%	(2.4)
Research, development and engineering expenses	(1)	(6)%	(0.6)
Equity, royalty and interest income from investees	1	14%	0.4

The decrease in gross margin for the three months ended March 30, 2014, versus the comparable period in 2013, was primarily due to lower volumes and unfavorable foreign currency fluctuations, partially offset by lower warranty accruals and favorable product mix.  The increase in selling, general and administrative expenses was primarily due to a one-time legal reserve released in the first quarter of 2013 and higher spending on strategic projects.
Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/
	March 30,	March 31,	(Unfavorable)
In millions	2014	2013	Amount	Percent
External sales	$942	$776	$166	21%
Intersegment sales	8	2	6	NM
Total sales	950	778	172	22%
Depreciation and amortization	16	10	(6)	(60)%
Research, development and engineering expenses	2	2	—	—%
Equity, royalty and interest income from investees	41	45	(4)	(9)%
Interest income	1	—	1	NM
Segment EBIT (1)	76	95	(19)	(20)%

			Percentage Points
Segment EBIT as a percentage of total sales	8.0%	12.2%		(4.2)
_______________________________________________________________________
(1) Segment EBIT for the three months ended March 30, 2014, included a gain of $6 million related to the remeasurement of our pre-existing 37.8 percent ownership in Mid-South to fair value in accordance with accounting principals generally accepted in the United States of America (GAAP). Segment EBIT for the three months ended March 31, 2013, included a $7 million gain related to the remeasurement of our pre-existing 50 percent ownership in Cummins Northwest LLC (Northwest) to fair value in accordance GAAP.  See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/
	March 30,	March 31,	(Unfavorable)
In millions	2014	2013	Amount	Percent
North & Central America	$444	$273	$171	63%
Europe and Middle East	176	162	14	9%
NE/SE Asia / South Pacific	162	175	(13)	(7)%
China	59	61	(2)	(3)%
India	34	40	(6)	(15)%
South America	34	33	1	3%
Africa	41	34	7	21%
Total sales	$950	$778	$172	22%
Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/
	March 30,	March 31,	(Unfavorable)
In millions	2014	2013	Amount	Percent
Parts and filtration	$382	$322	$60	19%
Service	201	141	60	43%
Power generation	193	163	30	18%
Engines	174	152	22	14%
Total sales	$950	$778	$172	22%

Sales
Distribution segment sales for the three months ended March 30, 2014, increased versus the comparable period in 2013 primarily due to $151 million of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, $10 million of segment sales related to the 2013 acquisition of a partially-owned international distributor and $53 million of increased sales in North America and Europe. These increases were partially offset by decreased demand in NE/SE Asia/South Pacific and unfavorable foreign currency fluctuations.

Segment EBIT
Distribution segment EBIT for the three months ended March 30, 2014, decreased versus the comparable period in 2013, primarily due to unfavorable foreign currency fluctuations. The consolidation of North American distributors increased gross margin, increased selling, general and administrative expenses and reduced equity, royalty and interest income from investees.  Amortization of acquisition related intangible assets also negatively impacted EBIT for the three months ended March 30, 2014. These acquisitions resulted in a $6 million gain for the three months ended March 30, 2014, related to the remeasurement of our pre-existing 37.8 percent ownership interest in Mid-South in the first quarter of 2014, compared to a $7 million gain related to the remeasurement of our pre-exisiting 50 percent ownership interest in Northwest in the three months ended March 31, 2013. The gains are included in Other income (expense), net in the Condensed Consolidated Statements of Income. EBIT as a percentage of sales for the three months ended March 30, 2014, was 8.0 percent compared to 12.2 percent for the comparable period in 2013. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended
	March 30, 2014 vs. March 31, 2013
	Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of sales
Gross margin	$13	8%	(2.6)
Selling, general and administrative expenses	(22)	(17)%	0.7
Equity, royalty and interest income from investees	(4)	(9)%	(1.5)

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended
In millions	March 30, 2014	March 31, 2013
Total segment EBIT	$537	$460
Non-segment EBIT (1)	(9)	(23)
Total EBIT	528	437
Less: Interest expense	17	6
Income before income taxes	$511	$431
_______________________________________________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three months ended March 30, 2014 and March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable us to continue to have ready access to credit and the capital markets.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  We generate significant ongoing cash flow, which has been used, in part, to fund capital expenditures, pay dividends on our common stock, fund repurchases of common stock and make acquisitions.  Cash provided by operations is our principal source of liquidity.  As of March 30, 2014, other sources of liquidity include:

•	cash and cash equivalents of $2.2 billion, of which approximately 49 percent is located in the U.S. and 51 percent is located primarily in the U.K., China, Singapore and Belgium,

•	marketable securities of $129 million, of which 76 percent is located in India and 24 percent is located in the U.S. and the majority of which could be liquidated into cash within a few days,

•	revolving credit facility with $1.7 billion available, net of letters of credit and

•	international and other domestic credit facilities with $318 million available.

•
We have a current shelf registration with the Securities Exchange Commission under which we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

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

A significant portion of our cash flows is generated outside the U.S.  As of March 30, 2014, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.2 billion, the majority of which was located in the U.K., China, Singapore, India and Belgium.  The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.   As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

If we distribute our foreign cash balances to the U.S. or to other foreign subsidiaries, we could be required to accrue and pay U.S. taxes.  For example, we would be required to accrue and pay additional U.S. taxes if we repatriated cash from certain foreign subsidiaries whose earnings we have asserted are permanently reinvested outside of the U.S.  Foreign earnings for which we assert permanent reinvestment outside the U.S. consist primarily of earnings of our China and U.K. domiciled subsidiaries.  At present, we do not foresee a need to repatriate any earnings from these subsidiaries for which we have asserted permanent reinvestment.  However, to help fund cash needs of the U.S. or other international subsidiaries as they arise, we repatriate available cash from certain foreign subsidiaries whose earnings are not permanently reinvested when it is cost effective to do so.  Earnings generated after 2011 from our China operations are considered permanently reinvested, while earnings generated prior to 2012, for which U.S. deferred tax liabilities have been recorded, are expected to be repatriated in future years. In the first quarter of 2014, we repatriated $70 million of China earnings generated prior to 2012 through a dividend.
The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $9 million to $56 million over each of the next five years.
Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

			Change since December 31, 2013
In millions	March 30, 2014	December 31, 2013	Amount	Percent
Cash and cash equivalents	$2,178	$2,699	$(521)	(19)%
Marketable securities	129	150	(21)	(14)%
Accounts and notes receivable, net	2,949	2,649	300	11%
Inventories	2,580	2,381	199	8%
Prepaid expenses and other current assets	663	760	(97)	(13)%
Current assets	8,499	8,639	(140)	(2)%

Current maturity of long-term debt, accounts and loans payable	1,948	1,625	323	20%
Current portion of accrued product warranty	345	360	(15)	(4)%
Accrued compensation, benefits and retirement costs	323	433	(110)	(25)%
Taxes payable (including taxes on income)	69	99	(30)	(30)%
Other accrued expenses	870	851	19	2%
Current liabilities	3,555	3,368	187	6%

Working capital	$4,944	$5,271
Current ratio	2.39	2.57
Days’ sales in receivables	58	54
Inventory turnover	5.2	5.4

Current assets decreased 2 percent compared to December 31, 2013, primarily due to decreases in cash and cash equivalents as a result of $419 million of share repurchases in the first quarter of 2014 and a decrease in prepaid expenses and other current assets, partially offset by increases in accounts and notes receivable and inventories.
Current liabilities increased 6 percent compared to December 31, 2013, primarily due to an increase in accounts payable trade, partially offset by a decrease in accrued compensation, benefits and retirement costs.
Days’ sales in receivables increased 4 days versus December 31, 2013.  The increase was primarily due to higher accounts receivable balances.
Inventory turnover decreased 0.2 turns versus December 31, 2013.  The decrease was due to inventory acquired as part of the acquisition of Mid-South in the first quarter of 2014, certain businesses restocking from lower inventory levels in December and some businesses increasing inventory for anticipated demand improvements in the second quarter of 2014.

Cash Flows

Cash and cash equivalents decreased $521 million during the three months ended March 30, 2014, compared to a $114 million increase in cash and cash equivalents during the comparable period in 2013.  Cash and cash equivalents were impacted as follows.

Operating Activities

	Three months ended
In millions	March 30, 2014	March 31, 2013	Change
Consolidated net income	$358	$312	$46
Depreciation and amortization	105	98	7
Gain on fair value adjustment for consolidated investees	(6)	(7)	1
Deferred income taxes	22	5	17
Equity in income of investees, net of dividends	(52)	(36)	(16)
Pension contributions in excess of expense	(100)	(54)	(46)
Other post-retirement benefits payments in excess of expense	(8)	(8)	—
Stock-based compensation expense	10	7	3
Excess tax benefits on stock-based awards	(5)	(7)	2
Translation and hedging activities	(3)	(5)	2
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(232)	(29)	(203)
Inventories	(135)	(177)	42
Other current assets	2	158	(156)
Accounts payable	302	204	98
Accrued expenses	(95)	(142)	47
Changes in other liabilities and deferred revenue	50	47	3
Other, net	50	62	(12)
Net cash provided by operating activities	$263	$428	$(165)

Net cash provided by operating activities decreased for the three months ended March 30, 2014, versus the comparable period in 2013, primarily due to unfavorable working capital fluctuations and higher pension contributions in excess of expense, partially offset by higher consolidated net income.  During the first three months of 2014, the higher working capital requirements resulted in a cash outflow of $158 million compared to a cash inflow of $14 million in the comparable period in 2013.  This change of $172 million was primarily driven by an increase in accounts and notes receivable and a smaller decrease in other current assets, partially offset by an increase in accounts payable in the three months ended March 30, 2014 versus the comparable period in 2013. The change in other current assets was largely due to lower net tax payments of $192 million as the result of the receipt of an income tax refund in 2013.

Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the first three months of 2014, the investment return on our U.S. pension trust was 4.7 percent while our U.K. pension trust return was 1.8 percent.  Approximately 77 percent of our pension plan assets are invested in highly liquid investments such as fixed income and equity securities.  The remaining 23 percent of our plan assets are invested in less liquid, but market valued investments, including real estate, private equity and insurance contracts. We made $114 million of pension contributions in the three months ended, and we anticipate making total contributions of approximately $205 million to our pension plans in 2014, which include voluntary contributions of approximately $111 million.  Expected contributions to our defined benefit pension plans in 2014 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $43 million in 2014.  The $114 million of pension contributions in the three months ended March 30, 2014, included voluntary contributions of $39 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants.

Investing Activities

	Three months ended
In millions	March 30, 2014	March 31, 2013	Change
Capital expenditures	$(107)	$(114)	$7
Investments in internal use software	(14)	(12)	(2)
Investments in and advances to equity investees	(6)	(24)	18
Acquisitions of businesses, net of cash acquired	(90)	(17)	(73)
Investments in marketable securities—acquisitions	(84)	(133)	49
Investments in marketable securities—liquidations	108	187	(79)
Cash flows from derivatives not designated as hedges	5	(30)	35
Other, net	1	—	1
Net cash used in investing activities	$(187)	$(143)	$(44)
Net cash used in investing activities increased for the three months ended March 30, 2014, versus the comparable period in 2013, primarily due to higher cash investment for the acquisition of businesses in 2014 and lower net investments in marketable securities, partially offset by favorable settlement of derivatives not designated as hedges and lower investments in and advances to equity investees.
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. We plan to spend approximately $400 million to $500 million on distributor acquisitions and debt retirements in 2014.
Capital expenditures for the three months ended March 30, 2014, were $107 million compared to $114 million in the comparable period in 2013.  Despite the challenging economies around the world, we continue to invest in new product lines and targeted capacity expansions.  We plan to spend between $700 million and $800 million in 2014 as we continue with product launches and facility improvements and prepare for future emission standards.  Over 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2014. As of March 30, 2014, we have committed to invest an additional $54 million in existing joint ventures, of which the entire $54 million is expected to be funded in 2014.

Financing Activities

	Three months ended
In millions	March 30, 2014	March 31, 2013	Change
Proceeds from borrowings	$7	$—	$7
Payments on borrowings and capital lease obligations	(25)	(27)	2
Net borrowings (payments) under short-term credit agreements	(39)	15	(54)
Distributions to noncontrolling interests	(13)	(19)	6
Dividend payments on common stock	(115)	(95)	(20)
Repurchases of common stock	(419)	—	(419)
Excess tax benefits on stock-based awards	5	7	(2)
Other, net	(3)	16	(19)
Net cash used in financing activities	$(602)	$(103)	$(499)
Net cash used in financing activities increased for the three months ended March 30, 2014, versus the comparable period in 2013, primarily due to the repurchase of common stock and payments on short-term borrowings.
Our total debt was $1.7 billion as of March 30, 2014, compared with $1.7 billion as of December 31, 2013.  Total debt as a percent of our total capital (total capital defined as debt plus equity) was 18.0 percent at March 30, 2014, compared with 18.1 percent at December 31, 2013.
In December 2012, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2011 repurchase plan. In 2014, we made the following quarterly purchases under the 2012 repurchase program as indicated:

				Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For each quarter ended	Purchased	Per Share	Repurchases	Capacity(1)
March 30	3.0	$139.70	$419	$425
___________________________________________________________
(1) The remaining authorized capacity is calculated based on the cost to purchase the shares, but excludes commission expenses according to the Board authorization.

We may continue to repurchase outstanding shares from time to time during 2014 to offset the dilutive impact of employee stock based compensation plans and to enhance shareholder value.

Credit Ratings
A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the first quarter of 2014 that have impacted these covenants or pricing modifications.  In April 2014, Fitch reaffirmed our rating.
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

A summary of our significant accounting policies is included in Note 1, “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,” of the Notes to the Consolidated Financial Statements of our 2013 Form 10-K which discusses accounting policies that we have selected from acceptable alternatives.

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

A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2013 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first three months of 2014.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

A discussion of quantitative and qualitative disclosures about market risk may be found in Item 7A of our 2013 Form 10-K.  There have been no material changes in this information since the filing of our 2013 Form 10-K.  Further information regarding financial instruments and risk management is discussed in Note 12, “DERIVATIVES,” in the Notes to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our net income includes significant equity, royalty and interest income from investees that we do not directly control. For 2013, we recognized $361 million of equity, royalty and interest income from investees, compared to $384 million in 2012. The majority of our equity, royalty and interest income from investees is from our nine unconsolidated North American distributors and from two of our joint ventures in China, Dongfeng Cummins Engine Company, Ltd. (DCEC) and Chongqing Cummins Engine Company, Ltd. (CCEC) at December 31, 2013. Our equity ownership interests in our unconsolidated North American distributors ranged from 37 percent to 50 percent at December 31, 2013. We have 50 percent equity ownership interests in DCEC and CCEC. As a result, although a significant percentage of our net income is derived from these unconsolidated entities, we do not unilaterally control their management or their operations, which puts a substantial portion of our net income at risk from the actions or inactions of these entities. A significant reduction in the level of contribution by these entities to our net income would likely have a material adverse effect on our results of operations.
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
The markets in which we operate are highly competitive. We compete worldwide with a number of other manufacturers and distributors that produce and sell similar products. We primarily compete in the market with diesel engines and related diesel products; however, new technologies continue to be developed for gasoline, natural gas and other technologies and we will continue to face new competition from these expanding technologies. Our products primarily compete on the basis of price, performance, fuel economy, speed of delivery, quality and customer support. We also face competitors in some emerging markets who have established local practices and long standing relationships with participants in these markets. There can be no assurance that our products will be able to compete successfully with the products of other companies and in other markets. For a more complete discussion of the competitive environment in which each of our segments operates, see “Operating Segments” in “Item 1 Business” in our 2013 Form 10-K.
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
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1 - February 2, 2014	139	$137.79	—	60,657
February 3 - March 2, 2014	2,747,030	139.17	2,742,147	56,363
March 3 - March 30, 2014	258,973	145.63	257,853	57,981
Total	3,006,142	139.73	3,000,000
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

In December 2012, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon completion of the 2011 repurchase plan. As of March 30, 2014, we have $425 million available for purchase under this authorization.

During the three months ended March 30, 2014, we repurchased 6,142 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

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

Cummins Inc.
Date:	April 30, 2014

	By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
		Patrick J. Ward		Marsha L. Hunt
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.