Form 10-Q
period 2014-06-29
CUMMINS INC
filed 2014-07-29
CIK 26172

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2014

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

As of June 29, 2014, there were 183,913,027 shares of common stock outstanding with a par value of $2.50 per share.

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

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
In millions, except per share amounts	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
NET SALES (a)	$4,835	$4,525	$9,241	$8,447
Cost of sales	3,608	3,372	6,898	6,337
GROSS MARGIN	1,227	1,153	2,343	2,110

OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	535	484	1,037	928
Research, development and engineering expenses	179	177	369	359
Equity, royalty and interest income from investees (Note 5)	105	108	195	190
Other operating income (expense), net	(6)	10	(7)	11
OPERATING INCOME	612	610	1,125	1,024

Interest income	6	10	11	15
Interest expense	15	8	32	14
Other income (expense), net	39	1	49	19
INCOME BEFORE INCOME TAXES	642	613	1,153	1,044

Income tax expense (Note 6)	170	172	323	291
CONSOLIDATED NET INCOME	472	441	830	753

Less: Net income attributable to noncontrolling interests	26	27	46	57
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$446	$414	$784	$696

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO CUMMINS INC.
Basic	$2.44	$2.20	$4.27	$3.70
Diluted	$2.43	$2.20	$4.26	$3.69

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	182.8	187.8	183.5	188.1
Dilutive effect of stock compensation awards	0.4	0.4	0.4	0.4
Diluted	183.2	188.2	183.9	188.5

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.625	$0.50	$1.25	$1.00
_______________________________________________________
(a) Includes sales to nonconsolidated equity investees of $546 million and $1,138 million and $576 million and $1,128 million for the three and six month periods ended June 29, 2014 and June 30, 2013, respectively.

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
CONSOLIDATED NET INCOME	$472	$441	$830	$753
Other comprehensive income (loss), net of tax (Note 13)
Foreign currency translation adjustments	79	(46)	110	(196)
Unrealized gain (loss) on derivatives	3	(6)	5	(12)
Change in pension and other postretirement defined benefit plans	10	21	14	40
Unrealized gain (loss) on marketable securities	(9)	7	(11)	(3)
Total other comprehensive income (loss), net of tax	83	(24)	118	(171)
COMPREHENSIVE INCOME	555	417	948	582
Less: Comprehensive income attributable to noncontrolling interest	23	7	49	35
COMPREHENSIVE INCOME ATTRIBUTABLE TO CUMMINS INC.	$532	$410	$899	$547

The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

In millions, except par value	June 29, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$2,219	$2,699
Marketable securities (Note 7)	158	150
Total cash, cash equivalents and marketable securities	2,377	2,849
Accounts and notes receivable, net
Trade and other	2,845	2,362
Nonconsolidated equity investees	343	287
Inventories (Note 8)	2,745	2,381
Prepaid expenses and other current assets	770	760
Total current assets	9,080	8,639
Long-term assets
Property, plant and equipment	6,739	6,410
Accumulated depreciation	(3,410)	(3,254)
Property, plant and equipment, net	3,329	3,156
Investments and advances related to equity method investees (Note 5)	934	931
Goodwill	465	461
Other intangible assets, net	353	357
Prepaid pensions	671	514
Other assets	668	670
Total assets	$15,500	$14,728

LIABILITIES
Current liabilities
Loans payable	$30	$17
Accounts payable (principally trade)	1,905	1,557
Current maturities of long-term debt (Note 9)	33	51
Current portion of accrued product warranty (Note 10)	353	360
Accrued compensation, benefits and retirement costs	401	433
Deferred revenue	316	285
Taxes payable (including taxes on income)	125	99
Other accrued expenses	646	566
Total current liabilities	3,809	3,368
Long-term liabilities
Long-term debt (Note 9)	1,627	1,672
Pensions	233	232
Postretirement benefits other than pensions	341	356
Other liabilities and deferred revenue	1,332	1,230
Total liabilities	7,342	6,858

Commitments and contingencies (Note 11)

EQUITY
Cummins Inc. shareholders’ equity
Common stock, $2.50 par value, 500 shares authorized, 222.3 and 222.3 shares issued	2,113	2,099
Retained earnings	8,961	8,406
Treasury stock, at cost, 38.4 and 35.6 shares	(2,604)	(2,195)
Common stock held by employee benefits trust, at cost, 1.2 and 1.3 shares	(14)	(16)
Accumulated other comprehensive loss (Note 13)
Defined benefit postretirement plans	(597)	(611)
Other	(72)	(173)
Total accumulated other comprehensive loss	(669)	(784)
Total Cummins Inc. shareholders’ equity	7,787	7,510
Noncontrolling interests	371	360
Total equity	8,158	7,870
Total liabilities and equity	$15,500	$14,728
The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
In millions	June 29, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Consolidated net income	$830	$753
Adjustments to reconcile consolidated net income to net cash provided by operating activities
Depreciation and amortization	217	200
Gain on fair value adjustment for consolidated investees (Note 3)	(20)	(12)
Deferred income taxes	(88)	20
Equity in income of investees, net of dividends	(108)	(57)
Pension contributions in excess of expense (Note 4)	(127)	(78)
Other post-retirement benefits payments in excess of expense (Note 4)	(14)	(15)
Stock-based compensation expense	21	19
Excess tax benefits on stock-based awards	(5)	(8)
Translation and hedging activities	(9)	3
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(321)	(265)
Inventories	(223)	(184)
Other current assets	4	214
Accounts payable	289	310
Accrued expenses	120	(87)
Changes in other liabilities and deferred revenue	116	100
Other, net	19	47
Net cash provided by operating activities	701	960

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(245)	(275)
Investments in internal use software	(26)	(24)
Investments in and advances to equity investees	(11)	(4)
Acquisitions of businesses, net of cash acquired (Note 3)	(193)	(134)
Investments in marketable securities—acquisitions (Note 7)	(179)	(243)
Investments in marketable securities—liquidations (Note 7)	179	280
Cash flows from derivatives not designated as hedges	4	(23)
Other, net	8	12
Net cash used in investing activities	(463)	(411)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	17	2
Payments on borrowings and capital lease obligations	(39)	(51)
Net borrowings (payments) under short-term credit agreements	(48)	56
Distributions to noncontrolling interests	(32)	(28)
Dividend payments on common stock	(229)	(189)
Repurchases of common stock	(430)	(289)
Excess tax benefits on stock-based awards	5	8
Other, net	—	18
Net cash used in financing activities	(756)	(473)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	38	(63)
Net increase (decrease) in cash and cash equivalents	(480)	13
Cash and cash equivalents at beginning of year	2,699	1,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,219	$1,382
 The accompanying notes are an integral part of the Condensed Consolidated Financial Statements.

CUMMINS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

In millions	Common Stock	Additional paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Common Stock Held in Trust	Total Cummins Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
BALANCE AT DECEMBER 31, 2012	$556	$1,502	$7,343	$(950)	$(1,830)	$(18)	$6,603	$371	$6,974
Net income			696				696	57	753
Other comprehensive income (loss)				(149)			(149)	(22)	(171)
Issuance of shares		3					3	—	3
Employee benefits trust activity		13				1	14	—	14
Acquisition of shares					(289)		(289)	—	(289)
Cash dividends on common stock			(189)				(189)	—	(189)
Distribution to noncontrolling interests							—	(28)	(28)
Stock based awards		1			7		8	—	8
Other shareholder transactions		7					7	11	18
BALANCE AT JUNE 30, 2013	$556	$1,526	$7,850	$(1,099)	$(2,112)	$(17)	$6,704	$389	$7,093

BALANCE AT DECEMBER 31, 2013	$556	$1,543	$8,406	$(784)	$(2,195)	$(16)	$7,510	$360	$7,870
Net income			784				784	46	830
Other comprehensive income (loss)				115			115	3	118
Issuance of shares		4					4	—	4
Employee benefits trust activity		14				2	16	—	16
Acquisition of shares					(430)		(430)	—	(430)
Cash dividends on common stock			(229)				(229)	—	(229)
Distribution to noncontrolling interests							—	(32)	(32)
Stock based awards		(5)			21		16	—	16
Other shareholder transactions		1					1	(6)	(5)
BALANCE AT JUNE 29, 2014	$556	$1,557	$8,961	$(669)	$(2,604)	$(14)	$7,787	$371	$8,158

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

Our reporting period usually ends on the Sunday closest to the last day of the quarterly calendar period.  The second quarters of 2014 and 2013 ended on June 29 and June 30, respectively.  The interim periods for both 2014 and 2013 contained 13 weeks, while the six month periods both contained 26 weeks.  Our fiscal year ends on December 31, regardless of the day of the week on which December 31 falls.

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

The weighted-average diluted common shares outstanding exclude the anti-dilutive effect of certain stock options since such options had an exercise price in excess of the monthly average market value of our common stock.  The options excluded from diluted earnings per share for the three and six month periods ended June 29, 2014 and June 30, 2013, were as follows:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Options excluded	104,262	693,550	52,846	626,527
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

NOTE 3. ACQUISITIONS
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. The following is a summary of the acquisition activity for the first six months of 2014 and 2013.

Cummins Power Systems LLC
On May 5, 2014, we acquired the remaining 30 percent interest in Cummins Power Systems LLC (Power Systems) from the former distributor principal for consideration of approximately $14 million in cash. The entity was previously consolidated and, as a result, the acquisition was accounted for as an equity transaction instead of a business combination.
Cummins Southern Plains LLC
On March 31, 2014, we acquired the remaining 50 percent interest in Cummins Southern Plains LLC (Southern Plains) from the former distributor principal. The purchase consideration was $92 million as presented below, which included $41 million in cash and an additional $48 million paid to eliminate outstanding debt. The remaining $3 million will be paid in future periods. The intangible assets are primarily customer related and are being amortized over periods ranging from one to five years. The acquisition was accounted for as a business combination and the results of the acquired entity were included in the Distribution operating segment subsequent to the acquisition date. As a result of this transaction, second quarter 2014 Distribution segment results included a $13 million gain, as we were required to re-measure our pre-existing 50 percent ownership interest in Southern Plains to fair value in accordance with GAAP. The transaction generated less than $1 million of goodwill based on the purchase price allocation. Net sales for Southern Plains were $433 million for the year ended December 31, 2013. This amount is not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.
The final purchase price allocation as of June 29, 2014, was as follows:

In millions
Accounts receivable	$63
Inventory	59
Fixed assets	47
Intangible assets	11
Other current assets	9
Current liabilities	(53)
Total business valuation	136
Fair value of pre-existing 50 percent interest	(44)
Purchase price	$92
Cummins Mid-South LLC
On February 14, 2014, we acquired the remaining 62.2 percent interest in Cummins Mid-South LLC (Mid-South) from the former distributor principal. The purchase consideration was $118 million as presented below, which included $32 million in cash paid in the first quarter along with an additional $61 million paid to eliminate outstanding debt. An additional $21 million in cash was paid in the second quarter upon final valuation. The remaining $4 million will be paid in future periods. The intangible assets are primarily customer related and are being amortized over periods ranging from one to five years. The acquisition was accounted for as a business combination and the results of the acquired entity were included in the Distribution operating segment subsequent to the acquisition date. As a result of this transaction, first quarter 2014 Distribution segment results included a $6 million gain, as we were required to re-measure our pre-existing 37.8 percent ownership interest in Mid-South to fair value in accordance with GAAP. In the second quarter of 2014, we recognized an additional $1 million gain as the result of the final valuation. The transaction generated $4 million of goodwill. Net sales for Mid-South were $368 million for the year ended December 31, 2013. This amount is not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.

The final purchase price allocation as of June 29, 2014, was as follows:

In millions
Accounts receivable	$71
Inventory	70
Fixed assets	37
Intangible assets	8
Goodwill	4
Other current assets	10
Current liabilities	(43)
Other long-term liability	(4)
Total business valuation	153
Fair value of pre-existing 37.8 percent interest	(35)
Purchase price	$118

Cummins Rocky Mountain LLC
In May 2013, we acquired the remaining 67 percent interest in Cummins Rocky Mountain LLC (Rocky Mountain) from the former distributor principal for consideration of approximately $62 million in cash and an additional $74 million in cash paid to creditors to eliminate all debt related to the entity. The purchase price was approximately $136 million as presented below.  The intangible assets are primarily customer related and are being amortized over periods ranging from one to four years.  The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution operating segment subsequent to the acquisition date. Distribution segment results also included a $5 million gain, as we were required to re-measure our pre-existing 33 percent ownership interest in Rocky Mountain to fair value in accordance with GAAP. Net sales for Rocky Mountain were $384 million for the year ended December 31, 2012.  This amount is not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.  Approximately $13 million of the $14 million deferred purchase price was distributed in 2013. The remaining balance is expected to be resolved in 2014.

The final purchase price allocation as of December 31, 2013, was as follows:

In millions
Accounts receivable	$48
Inventory	100
Fixed assets	34
Intangible assets	8
Goodwill	10
Other current assets	8
Current liabilities	(41)
Total business valuation	167
Fair value of pre-existing 33 percent interest	(31)
Purchase price	$136

Cummins Northwest LLC
In January 2013, we acquired the remaining 50 percent interest in Cummins Northwest LLC (Northwest) from the former distributor principal for consideration of approximately $18 million.  We immediately formed a new partnership with a new distributor principal and sold 20.01 percent to the new distributor principal. We retained a new ownership in Northwest of 79.99 percent. The acquisition was accounted for as a business combination, with the results of the acquired entity included in the Distribution segment subsequent to the acquisition date.  Distribution segment results also included a $7 million gain, as we were required to re-measure our pre-existing 50 percent ownership interest in Northwest to fair value in accordance with GAAP.  The transaction generated $3 million of goodwill.  Net sales for Northwest were $137 million for the year ended December 31, 2012.  This amount is not fully incremental to our consolidated sales as the amount would be reduced by the elimination of sales to the previously unconsolidated entity.

In July 2013, we acquired the remaining 20.01 percent from the new distributor principal for an additional $4 million. Since the entity was already consolidated, the acquisition was accounted for as an equity transaction instead of a business combination.

NOTE 4. PENSION AND OTHER POSTRETIREMENT BENEFITS

We sponsor funded and unfunded domestic and foreign defined benefit pension and other postretirement plans. Contributions to these plans were as follows:

	Three months ended		Six months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Defined benefit pension and other postretirement plans
Voluntary contribution	$36	$38	$75	$77
Mandatory contribution	6	7	81	44
Defined benefit pension contributions	42	45	156	121
Other postretirement plans	11	12	23	26
Total defined benefit plans	$53	$57	$179	$147

Defined contribution pension plans	$15	$14	$41	$36
We anticipate making additional defined benefit pension contributions and other postretirement benefit payments during the remainder of 2014 of $49 million and $20 million, respectively.  The $205 million of pension contributions for the full year include voluntary contributions of approximately $111 million.  These contributions and payments may be made from trusts or company funds either to increase pension assets or to make direct benefit payments to plan participants.

The components of net periodic pension and other postretirement benefit costs under our plans were as follows:

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Three months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$17	$18	$6	$5	$—	$—
Interest cost	27	23	17	14	5	4
Expected return on plan assets	(44)	(42)	(21)	(18)	—	—
Recognized net actuarial loss	7	15	6	6	—	1
Net periodic benefit cost	$7	$14	$8	$7	$5	$5

	Pension
	U.S. Plans		U.K. Plans		Other Postretirement Benefits
	Six months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Service cost	$34	$35	$12	$10	$—	$—
Interest cost	53	47	33	28	9	8
Expected return on plan assets	(88)	(84)	(43)	(36)	—	—
Recognized net actuarial loss	15	31	13	12	—	3
Net periodic benefit cost	$14	$29	$15	$14	$9	$11

NOTE 5. EQUITY, ROYALTY AND INTEREST INCOME FROM INVESTEES

Equity, royalty and interest income from investees included in our Condensed Consolidated Statements of Income for the interim reporting periods was as follows:

	Three months ended		Six months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Distribution Entities
North American distributors	$30	$29	$62	$64
Komatsu Cummins Chile, Ltda.	8	6	14	11
All other distributors	1	—	2	—
Manufacturing Entities
Dongfeng Cummins Engine Company, Ltd.	22	20	36	32
Chongqing Cummins Engine Company, Ltd.	15	17	26	29
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	8	9	14	10
Shanghai Fleetguard Filter Co., Ltd.	3	4	6	7
Tata Cummins, Ltd.	2	2	4	3
Cummins Westport, Inc.	—	3	1	3
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	(7)	(7)	(13)	(10)
All other manufacturers	14	15	23	22
Cummins share of net income	96	98	175	171
Royalty and interest income	9	10	20	19
Equity, royalty and interest income from investees	$105	$108	$195	$190

NOTE 6. INCOME TAXES

Our effective tax rate for the year is expected to approximate 28 percent, excluding any one-time items that may arise. The expected tax rate does not include the benefits of the research tax credit which expired December 31, 2013 and has not yet been renewed by Congress. Our tax rate is generally less than the 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income.  The effective tax rates for the three and six month periods ended June 29, 2014, were 26.5 percent and 28 percent, respectively. The tax rate for the three months ended June 29, 2014, included a $2 million discrete tax benefit for the release of reserves for uncertain tax positions related to multiple state audit settlements. Additionally, the tax rate for the six month period included a $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a $6 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.
Our effective tax rates for the three and six month periods ended June 30, 2013, were 28.1 percent and 27.9 percent, respectively. These tax rates included a discrete tax benefit of $28 million attributable to the 2012 research credit reinstated in January 2013, as well as a discrete tax expense of $17 million, which primarily related to the write-off of a deferred tax asset deemed unrecoverable. The decrease in the three month effective tax rate from 2013 to 2014 is primarily due to favorable changes in the jurisdictional mix of pre-tax income and the 2014 favorable discrete tax item related to state audit settlements.
We anticipate that we may resolve tax matters related primarily to certain tax credits presently under examination in U.S. federal and state tax jurisdictions. As of June 29, 2014, we estimate that it is reasonably possible that unrecognized tax benefits may decrease in an amount ranging from $0 to $75 million in the next 12 months due to the resolution of these issues. We do not expect this resolution to have a material impact on our results of operations.

NOTE 7. MARKETABLE SECURITIES

A summary of marketable securities, all of which are classified as current, was as follows:

	June 29, 2014			December 31, 2013
In millions	Cost	Gross unrealized gains/(losses)	Estimated fair value	Cost	Gross unrealized gains/(losses)	Estimated fair value
Available-for-sale
Level 1(1)
Debt mutual funds	$84	$—	$84	$72	$—	$72
Equity securities and other	7	—	7	10	13	23
Total level 1	91	—	91	82	13	95
Level 2(2)
Debt mutual funds	28	2	30	27	2	29
Bank debentures	33	—	33	2	—	2
Certificates of deposit	1	—	1	22	—	22
Government debt securities-non-U.S.	3	—	3	3	(1)	2
Total level 2	65	2	67	54	1	55
Total marketable securities	$156	$2	$158	$136	$14	$150
 ________________________________________________________________________________________
(1) The fair value of Level 1 securities is estimated primarily by referencing quoted prices in active markets for identical assets.
(2) The fair value of Level 2 securities is estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 securities, and there were no transfers into or out of Level 2 or 3 during the first half of 2014 and 2013.

The proceeds from sales and maturities of marketable securities and gross realized gains and losses from the sale of available-for-sale securities were as follows:

	Three months ended		Six months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Proceeds from sales and maturities of marketable securities	$71	$93	$179	$280
Gross realized gains from the sale of available-for-sale securities	12	1	13	11

At June 29, 2014, the fair value of available-for-sale investments in debt securities that utilize a Level 2 fair value measure by contractual maturity was as follows:

Maturity date	Fair value (in millions)
1 year or less	$37
1 - 5 years	29
5 - 10 years	1
Total	$67
NOTE 8. INVENTORIES

Inventories are stated at the lower of cost or market.  Inventories included the following:

In millions	June 29, 2014	December 31, 2013
Finished products	$1,694	$1,487
Work-in-process and raw materials	1,173	1,005
Inventories at FIFO cost	2,867	2,492
Excess of FIFO over LIFO	(122)	(111)
Total inventories	$2,745	$2,381

NOTE 9. DEBT
A summary of long-term debt was as follows:

In millions	June 29, 2014	December 31, 2013
Long-term debt
Senior notes, 3.65%, due 2023 (1)	$500	$500
Debentures, 6.75%, due 2027	58	58
Debentures, 7.125%, due 2028 (1)	250	250
Senior notes, 4.875%, due 2043	500	500
Debentures, 5.65%, due 2098 (effective interest rate 7.48%)	165	165
Credit facilities related to consolidated joint ventures	46	92
Other	46	65
	1,565	1,630
Unamortized discount	(48)	(48)
Fair value adjustments due to hedge on indebtedness (1)	54	49
Capital leases	89	92
Total long-term debt	1,660	1,723
Less: Current maturities of long-term debt	(33)	(51)
Long-term debt	$1,627	$1,672
_________________________________________________________________________
(1) In February 2014, we settled our November 2005 interest rate swap which previously converted our $250 million debt issue, due in 2028, from a fixed rate to a floating rate based on a LIBOR spread. We are amortizing the $52 million gain realized upon settlement over the remaining 14-year term of related debt. Also, in February 2014, we entered into a series of interest rate swaps to effectively convert our September 2013, $500 million debt issue, due in 2023, from a fixed rate of 3.65 percent to a floating rate equal to the one-month LIBOR plus a spread. See Note 12, "DERIVATIVES" for further details.
Principal payments required on long-term debt during the next five years are as follows:

	Required Principal Payments
In millions	2014	2015	2016	2017	2018
Payment	$22	$60	$31	$10	$16

Fair Value of Debt
Based on borrowing rates currently available to us for bank loans with similar terms and average maturities, considering our risk premium, the fair value and carrying value of total debt, including current maturities, was as follows:

In millions	June 29, 2014	December 31, 2013
Fair value of total debt(1)	$1,946	$1,877
Carrying value of total debt	1,690	1,740
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

	Six months ended
In millions	June 29, 2014	June 30, 2013
Balance, beginning of year	$1,129	$1,088
Provision for warranties issued	206	227
Deferred revenue on extended warranty contracts sold	118	93
Payments	(211)	(210)
Amortization of deferred revenue on extended warranty contracts	(71)	(56)
Changes in estimates for pre-existing warranties	12	(13)
Foreign currency translation	2	(6)
Balance, end of period	$1,185	$1,123

Warranty related deferred revenue, supplier recovery receivables and the long-term portion of the warranty liability on our June 29, 2014, balance sheet were as follows:

In millions	June 29, 2014	Balance Sheet Location
Deferred revenue related to extended coverage programs
Current portion	$155	Deferred revenue
Long-term portion	386	Other liabilities and deferred revenue
Total	$541

Receivables related to estimated supplier recoveries
Current portion	$13	Trade and other receivables
Long-term portion	4	Other assets
Total	$17

Long-term portion of warranty liability	$291	Other liabilities and deferred revenue

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

Other Guarantees and Commitments
In addition to the matters discussed above, from time to time we enter into other guarantee arrangements, including guarantees of non-U.S. distributor financing, residual value guarantees on equipment under operating leases and other miscellaneous guarantees of third-party obligations.  As of June 29, 2014, the maximum potential loss related to these other guarantees was $11 million.
We have arrangements with certain suppliers that require us to purchase minimum volumes or be subject to monetary penalties.  The penalty amounts are less than our purchase commitments and essentially allow the supplier to recover their tooling costs in most instances.  As of June 29, 2014, if we were to stop purchasing from each of these suppliers, the aggregate amount of the penalty would be approximately $91 million, of which $52 million relates to a contract with an engine parts supplier that extends to 2016.  These arrangements enable us to secure critical components.  We do not currently anticipate paying any penalties under these contracts.
During the second quarter of 2014, we began entering into physical forward contracts with suppliers of platinum and palladium to purchase minimum volumes of the commodities at contractually stated prices for various periods, not to exceed two years. As of June 29, 2014, the total commitments under these contracts were $42 million. These arrangements enable us to fix the prices of these commodities, which otherwise are subject to market volatility.
We have guarantees with certain customers that require us to satisfactorily honor contractual or regulatory obligations, or compensate for monetary losses related to nonperformance.  These performance bonds and other performance-related guarantees were $75 million at June 29, 2014 and $66 million at December 31, 2013.

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

Joint Venture Commitments
As of June 29, 2014, we have committed to invest an additional $55 million in existing joint ventures, of which $54 million is expected to be funded in 2014.

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

Commodity Price Risk

During the second quarter of 2014, we chose to de-designate and unwind all of our cash flow hedges for platinum and palladium. As of the de-designation date, we had an unrealized net gain of $2 million in "Accumulated other comprehensive loss" (AOCL) that will be reclassified to income during the next year as the related purchases are made. See Note 11, "COMMITMENTS AND CONTINGENCIES" for additional information on new platinum and palladium forward contracts.

Interest Rate Risk
We are exposed to market risk from fluctuations in interest rates.  We manage our exposure to interest rate fluctuations through the use of interest rate swaps.  The objective of the swaps is to more effectively balance our borrowing costs and interest rate risk.
In February 2014, we settled our November 2005 interest rate swap which previously converted our $250 million debt issue, due in 2028, from a fixed rate to a floating rate based on a LIBOR spread. We are amortizing the $52 million gain realized upon settlement over the remaining 14-year term of related debt.
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
The following table summarizes these gains and losses for the three and six month periods presented below:

	Three months ended				Six months ended
In millions	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
Income Statement Classification	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings	Gain/(Loss) on Swaps	Gain/(Loss) on Borrowings
Interest expense(1)	$11	$(10)	$17	$(17)	$8	$(7)	$(28)	$28
(1)The difference represents hedge ineffectiveness. In addition, the net swap settlements that accrue each period are also reported in interest expense.

 Cash Flow Hedging
The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments classified as cash flow hedges for the three and six month periods presented below:

In millions(1)	Three months ended		Six months ended
Derivatives in cash flow hedging relationships	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Gain/(loss) reclassified from AOCL into income - Net sales(2)	$3	$(2)	$5	$(2)
Gain/(loss) reclassified from AOCL into income - Cost of sales(3)	(1)	1	(3)	3
Total	$2	$(1)	$2	$1
_____________________________________________________
(1)The table does not include amounts related to ineffectiveness or the effective portion of gain (loss) recognized in AOCL as they were not material for the periods presented.

(2)Includes foreign currency forward contracts.
(3)Includes commodity swap contracts.

Derivatives Not Designated as Hedging Instruments
The following table summarizes the effect on our Condensed Consolidated Statements of Income for derivative instruments not classified as cash flow hedges for the three and six month periods presented below:

In millions	Three months ended		Six months ended
Derivatives not designated as hedging instruments	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Gain/(loss) recognized in income - Cost of sales(1)	$(1)	$(2)	$(3)	$(1)
Gain/(loss) recognized in income - Other income (expense), net(2)	8	5	7	(22)
Total	$7	$3	$4	$(23)
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

	Derivatives Designated as Hedging Instruments		Derivatives Not Designated as Hedging Instruments
In millions	June 29, 2014	December 31, 2013	June 29, 2014	December 31, 2013
Notional amount(1)	$608	$425	$755	$547

Derivative assets recorded in:
Prepaid expenses and other current assets	4	5	1	6
Other assets	5	49	—	—
Total derivative assets(2)	$9	$54	$1	$6

Derivative liabilities recorded in:
Other accrued expenses	—	5	6	5
Total derivative liabilities(2)	$—	$5	$6	$5
______________________________________________
(1)Commodity zero-cost collars are not designated as hedging instruments and had a notional quantity of 4,768 and 5,421 metric tons of copper at June 29, 2014 and December 31, 2013, respectively. These instruments are not included in the notional amounts above as they were subject to a USD denominated cap and floor; however, they are included in the total asset and liability balances as appropriate. The average cap and floor at June 29, 2014 and December 31, 2013 were $7,319 and $6,684 and $7,639 and $6,978, respectively.
(2)Estimates of the fair value of all derivative assets and liabilities above are derived from Level 2 inputs, which are estimated primarily using actively quoted prices for similar instruments from brokers and observable inputs, including market transactions and third-party pricing services. We do not currently have any Level 3 input measures and there were no transfers into or out of Level 2 or 3 during the first six months of 2014 and 2013.

We have elected to present our derivative contracts on a gross basis in our Condensed Consolidated Balance Sheets.  Had we chosen to present on a net basis, we would have derivatives in a net asset position of $8 million and derivatives in a net liability position of $4 million.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Following are the changes in accumulated other comprehensive income (loss) by component for the three and six months ended:

	Three months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at March 31, 2013	$(775)	$(314)	$—	$(6)	$(1,095)
Other comprehensive income before reclassifications
Before tax amount	8	(37)	9	(11)	(31)	$(22)	$(53)
Tax (provision) benefit	(3)	13	(2)	4	12	—	12
After tax amount	5	(24)	7	(7)	(19)	(22)	(41)
Amounts reclassified from accumulated other comprehensive income(1)(2)	16	—	(2)	1	15	2	17
Net current period other comprehensive income (loss)	21	(24)	5	(6)	(4)	$(20)	$(24)
Balance at June 30, 2013	$(754)	$(338)	$5	$(12)	$(1,099)

Balance at March 30, 2014	$(607)	$(155)	$6	$1	$(755)
Other comprehensive income before reclassifications
Before tax amount	—	83	—	7	90	$—	$90
Tax (provision) benefit	—	(4)	—	(2)	(6)	—	(6)
After tax amount	—	79	—	5	84	—	84
Amounts reclassified from accumulated other comprehensive income(1)(2)	10	—	(6)	(2)	2	(3)	(1)
Net current period other comprehensive income (loss)	10	79	(6)	3	86	$(3)	$83
Balance at June 29, 2014	$(597)	$(76)	$—	$4	$(669)

	Six months ended
In millions	Change in pensions and other postretirement defined benefit plans	Foreign currency translation adjustment	Unrealized gain (loss) on marketable securities	Unrealized gain (loss) on derivatives	Total attributable to Cummins Inc.	Noncontrolling interests	Total
Balance at December 31, 2012	$(794)	$(161)	$5	$—	$(950)
Other comprehensive income before reclassifications
Before tax amount	13	(191)	8	(17)	(187)	$(19)	$(206)
Tax (provision) benefit	(5)	14	(2)	5	12	—	12
After tax amount	8	(177)	6	(12)	(175)	(19)	(194)
Amounts reclassified from accumulated other comprehensive income(1)(2)	32	—	(6)	—	26	(3)	23
Net current period other comprehensive income (loss)	40	(177)	—	(12)	(149)	$(22)	$(171)
Balance at June 30, 2013	$(754)	$(338)	$5	$(12)	$(1,099)

Balance at December 31, 2013	$(611)	$(179)	$7	$(1)	$(784)
Other comprehensive income before reclassifications
Before tax amount	(7)	107	(1)	10	109	$7	$116
Tax (provision) benefit	1	(4)	—	(3)	(6)	—	(6)
After tax amount	(6)	103	(1)	7	103	7	110
Amounts reclassified from accumulated other comprehensive income(1)(2)	20	—	(6)	(2)	12	(4)	8
Net current period other comprehensive income (loss)	14	103	(7)	5	115	$3	$118
Balance at June 29, 2014	$(597)	$(76)	$—	$4	$(669)
_________________________________________________________________________________________________________________________
(1)Amounts are net of tax.
(2)See reclassifications out of accumulated other comprehensive income (loss) disclosure below for further details.

Following are the items reclassified out of accumulated other comprehensive income (loss) and the related tax effects:

In millions	Three months ended		Six months ended
(Gain)/Loss Components	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013	Statement of Income Location

Realized (gain) loss on marketable securities	$(12)	$(1)	$(13)	$(11)	Other income (expense), net
Income tax expense	3	1	3	2	Income tax expense
Net realized (gain) loss on marketable securities	(9)	—	(10)	(9)

Realized (gain) loss on derivatives
Foreign currency forward contracts	(3)	2	(5)	2	Net sales
Commodity swap contracts	1	(1)	3	(3)	Cost of sales
Total before taxes	(2)	1	(2)	(1)
Income tax expense	—	—	—	1	Income tax expense
Net realized (gain) loss on derivatives	(2)	1	(2)	—

Change in pension and other postretirement defined benefit plans
Recognized actuarial loss	14	23	29	47	(1)
Total before taxes	14	23	29	47
Income tax expense	(4)	(7)	(9)	(15)	Income tax expense
Net change in pensions and other postretirement defined benefit plans	10	16	20	32

Total reclassifications for the period	$(1)	$17	$8	$23
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

Summarized financial information regarding our reportable operating segments for the three and six month periods is shown in the table below:

In millions	Engine	Components	Power Generation	Distribution		Non-segment Items (1)	Total
Three months ended June 29, 2014
External sales	$2,178	$953	$475	$1,229		$—	$4,835
Intersegment sales	566	327	268	9		(1,170)	—
Total sales	2,744	1,280	743	1,238		(1,170)	4,835
Depreciation and amortization(2)	52	26	13	20		—	111
Research, development and engineering expenses	105	53	18	3		—	179
Equity, royalty and interest income from investees	45	9	9	42		—	105
Interest income	4	1	1	—		—	6
Segment EBIT	311	185	61	126	(3)	(26)	657

Three months ended June 30, 2013
External sales	$2,209	$786	$583	$947		$—	$4,525
Intersegment sales	447	331	231	7		(1,016)	—
Total sales	2,656	1,117	814	954		(1,016)	4,525
Depreciation and amortization(2)	51	23	12	15		—	101
Research, development and engineering expenses	102	57	17	1		—	177
Equity, royalty and interest income from investees	52	9	10	37		—	108
Interest income	7	—	2	1		—	10
Segment EBIT	339	136	76	100	(3)	(30)	621

Six months ended June 29, 2014
External sales	$4,268	$1,875	$927	$2,171		$—	$9,241
Intersegment sales	1,039	635	455	17		(2,146)	—
Total sales	5,307	2,510	1,382	2,188		(2,146)	9,241
Depreciation and amortization(2)	103	52	25	36		—	216
Research, development and engineering expenses	221	106	37	5		—	369
Equity, royalty and interest income from investees	77	18	17	83		—	195
Interest income	6	2	2	1		—	11
Segment EBIT	580	352	86	202	(3)	(35)	1,185

Six months ended June 30, 2013
External sales	$4,094	$1,508	$1,122	$1,723		$—	$8,447
Intersegment sales	865	627	438	9		(1,939)	—
Total sales	4,959	2,135	1,560	1,732		(1,939)	8,447
Depreciation and amortization(2)	103	47	24	25		—	199
Research, development and engineering expenses	207	114	35	3		—	359
Equity, royalty and interest income from investees	75	16	17	82		—	190
Interest income	9	1	4	1		—	15
Segment EBIT	534	255	127	195	(3)	(53)	1,058
_________________________________________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended June 29, 2014 and June 30, 2013.
(2)Depreciation and amortization as shown on a segment basis excludes the amortization of debt discount and deferred costs included in the Condensed Consolidated Statements of Income as "Interest expense." The amortization of debt discount and deferred costs were $1 million and $5 million for the six months ended June 29, 2014 and June 30, 2013, respectively.
(3)Distribution segment EBIT included gains as disclosed in the table below. See Note 3, "ACQUISITIONS" for additional information.

Distribution segment EBIT included gains on the fair value adjustment resulting from the acquisition of controlling interests in North American distributors in the periods presented below:

	Three months ended		Six months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Southern Plains	$13	$—	$13	$—
Mid-South	1	—	7	—
Rocky Mountain	—	5	—	5
Northwest	—	—	—	7
Total gains included in EBIT	$14	$5	$20	$12

A reconciliation of our segment information to the corresponding amounts in the Condensed Consolidated Statements of Income is shown in the table below:

	Three months ended		Six months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Total EBIT	$657	$621	$1,185	$1,058
Less: Interest expense	15	8	32	14
Income before income taxes	$642	$613	$1,153	$1,044

NOTE 15. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) amended its standards related to revenue recognition. This amendment replaces all existing revenue recognition guidance and provides a single, comprehensive revenue recognition model for all contracts with customers. The standard contains principles that we will apply to determine the measurement of revenue and timing of when it is recognized. The underlying principle is that we will recognize revenue in a manner that depicts the transfer of goods or services to customers at an amount that we expect to be entitled to in exchange for those goods or services. The standard allows either full or modified retrospective adoption. Early adoption is not permitted. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendment also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. The new rules will become effective for annual and interim periods beginning January 1, 2017. We are in the process of evaluating the impact the amendment will have on our Consolidated Financial Statements and determining our method for adoption.

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

ORGANIZATION OF INFORMATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) was prepared to provide the reader with a view and perspective of our business through the eyes of management and should be read in conjunction with our Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements in the “Financial Statements” section of our 2013 Form 10-K.  Our MD&A is presented in the following sections:

•Executive Summary and Financial Highlights

•Outlook

•Results of Operations

•Operating Segment Results

•Liquidity and Capital Resources

•Application of Critical Accounting Estimates

•Recently Issued Accounting Pronouncements

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
Our financial performance depends, in large part, on varying conditions in the markets we serve, particularly the on-highway, construction and general industrial markets.  Demand in these markets tends to fluctuate in response to overall economic conditions.  Our sales may also be impacted by OEM inventory levels and production schedules and stoppages.  Economic downturns in markets we serve generally result in reduced sales of our products and can result in price reductions in certain products and/or markets.  As a worldwide business, our operations are also affected by currency, political, economic and regulatory matters, including adoption and enforcement of environmental and emission standards, in the countries we serve.  As part of our growth strategy, we invest in businesses in certain countries that carry high levels of these risks such as China, Brazil, India, Mexico, Russia and countries in the Middle East and Africa.  At the same time, our geographic diversity and broad product and service offerings have helped limit the impact from a drop in demand in any one industry or customer or the economy of any single country on our consolidated results.
Worldwide revenues increased 7 percent in the three months ended June 29, 2014, as compared to the same period in 2013, primarily due to improvements in North American on-highway demand. Revenue in the U.S. and Canada improved by 14 percent primarily due to higher demand in the North American on-highway markets driving sales in both the Engine and Components segments, as well as improved Distribution segment sales related to the consolidation of partially-owned North American distributors since March 30, 2013. These increases were partially offset by reduced demand in North American power generation. International economic uncertainty continued in the second quarter of 2014 and as a result, our international (excludes the U.S and Canada) revenues declined by 1 percent with sales down or relatively flat in most markets.  Declines were led by the reduced international on-highway demand with decreased unit shipments of 30 percent and 19 percent in the heavy-duty and medium-duty truck markets, respectively, primarily in Brazil and India. These decreases were partially offset by improved demand in China.

Worldwide revenues increased 9 percent in the first six months of 2014 as compared to the same period in 2013, primarily due to improvements in North American on-highway demand. Revenue in the U.S. and Canada improved by 19 percent primarily due to increased demand in the North American on-highway markets driving sales in both the Engine and Components segments, as well as improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012. These increases were partially offset by the reduced demand in the North American power generation markets as well as most industrial markets. International economic uncertainty continued in the first half of 2014 and our international revenues declined by 1 percent with sales down or relatively flat in most markets.  Declines were led by reduced power generation equipment demand and reduced on-highway demand with decreased unit shipments of 15 percent and 10 percent in the heavy-duty and medium-duty truck markets, respectively. These decreases were partially offset by improved demand in China.

The following tables contain sales and earnings before interest expense, income taxes and noncontrolling interests (EBIT) results by operating segment for the three and six month periods ended June 29, 2014 and June 30, 2013.  Refer to the section titled “Operating Segment Results” for a more detailed discussion of net sales and EBIT by operating segment, including the reconciliation of segment EBIT to income before taxes.

	Three months ended
Operating Segments	June 29, 2014			June 30, 2013			Percent change
		Percent			Percent		2014 vs. 2013
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$2,744	57%	$311	$2,656	59%	$339	3%	(8)%
Components	1,280	26%	185	1,117	25%	136	15%	36%
Power Generation	743	15%	61	814	18%	76	(9)%	(20)%
Distribution	1,238	26%	126	954	21%	100	30%	26%
Intersegment eliminations	(1,170)	(24)%	—	(1,016)	(23)%	—	15%	—
Non-segment	—	—	(26)	—	—	(30)	—	(13)%
Total	$4,835	100%	$657	$4,525	100%	$621	7%	6%

Net income attributable to Cummins was $446 million, or $2.43 per diluted share, on sales of $4.8 billion for the three month interim reporting period ended June 29, 2014, versus the comparable prior year period with net income attributable to Cummins of $414 million, or $2.20 per diluted share, on sales of $4.5 billion. The increase in net income and earnings per share was driven by improved gross margin, partially offset by higher selling, general and administrative expenses. The improved gross margin was the result of higher volumes, lower material and commodity costs and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since March 30, 2013, partially offset by unfavorable foreign currency fluctuations.

	Six months ended
Operating Segments	June 29, 2014			June 30, 2013			Percent change
		Percent			Percent		2014 vs. 2013
In millions	Sales	of Total	EBIT	Sales	of Total	EBIT	Sales	EBIT
Engine	$5,307	57%	$580	$4,959	59%	$534	7%	9%
Components	2,510	27%	352	2,135	25%	255	18%	38%
Power Generation	1,382	15%	86	1,560	18%	127	(11)%	(32)%
Distribution	2,188	24%	202	1,732	21%	195	26%	4%
Intersegment eliminations	(2,146)	(23)%	—	(1,939)	(23)%	—	11%	—
Non-segment	—	—	(35)	—	—	(53)	—	(34)%
Total	$9,241	100%	$1,185	$8,447	100%	$1,058	9%	12%
Net income attributable to Cummins was $784 million, or $4.26 per diluted share, on sales of $9.2 billion for the six months ended June 29, 2014, versus the comparable prior year period with net income attributable to Cummins of $696 million, or $3.69 per diluted share, on sales of $8.4 billion. The increase in net income and earnings per share was driven by improved gross margin, partially offset by higher selling, general and administrative expenses. The improved gross margin was the result of higher volumes, lower material and commodity costs and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, partially offset by unfavorable foreign currency fluctuations. Diluted earnings per share for the six months ended June 29, 2014, benefited $0.05 from lower shares outstanding, primarily due to purchases under the stock repurchase program.

We generated $701 million of operating cash flows for the six months ended June 29, 2014, compared to $960 million for the same period in 2013.  Refer to the section titled “Operating Activities” in the “Liquidity and Capital Resources” section for a discussion of items impacting cash flows.
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. We plan to spend approximately $450 million to $550 million on distributor acquisitions and debt retirements in 2014.
On May 5, 2014, we acquired the remaining 30 percent interest in Cummins Power Systems LLC (Power Systems) from the former distributor principal for consideration of approximately $14 million in cash. The entity was previously consolidated and, as a result, the acquisition was accounted for as an equity transaction instead of a business combination.
On March 31, 2014, we acquired the remaining 50 percent interest in Cummins Southern Plains LLC (Southern Plains) from the former distributor principal. The purchase consideration was $92 million, which included $41 million in cash and an additional $48 million paid to eliminate outstanding debt. As a result of this transaction, Distribution segment results included a $13 million gain, as we were required to re-measure our pre-existing 50 percent ownership interest in Southern Plains to fair value in accordance with GAAP for the three and six months ended June 29, 2014.
On February 14, 2014, we acquired the remaining 62.2 percent interest in Cummins Mid-South LLC (Mid-South) from the former distributor principal. The purchase consideration was $118 million, which included $32 million in cash, $61 million to eliminate outstanding debt, and $4 million payable in future periods. As a result of this transaction, Distribution segment results for the six months ended included a $7 million gain, as we were required to re-measure our pre-existing 37.8 percent ownership interest in Mid-South to fair value in accordance with GAAP.
We repurchased $430 million of stock under the 2012 Board of Directors authorized plan during the first half of 2014. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 repurchase plan.
Our debt to capital ratio (total capital defined as debt plus equity) at June 29, 2014, was 17.2 percent, compared to 18.1 percent at December 31, 2013.  As of the date of filing this Quarterly Report on Form 10-Q, we had an 'A' credit rating with a 'Stable' outlook from Standard & Poor’s Rating Services, an 'A' credit rating with a 'Stable' outlook from Fitch Ratings and an 'A3' credit rating with a 'Stable' outlook from Moody’s Investors Service, Inc. In addition to the $2.4 billion in cash and marketable securities on hand, we also have access to our credit facilities, if necessary, to meet currently anticipated investment and funding needs.
In July 2014, the Board of Directors authorized a dividend increase of approximately 25 percent from $0.625 per share to $0.78 per share on a quarterly basis.
Our global pension plans, including our unfunded and non-qualified plans, were 107 percent funded at December 31, 2013.  Our U.S. qualified plan, which represents approximately 55 percent of the worldwide pension obligation, was 121 percent funded and our United Kingdom (U.K.) plan was 106 percent funded.  We expect to contribute $205 million to our global pension plans in 2014. We anticipate pension and other postretirement benefit cost in 2014 to decrease by approximately $36 million pre-tax, or approximately $0.12 per diluted share, when compared to 2013 due to reduced loss amortization resulting from improved U.S. asset performance and a higher discount rate, Refer to Note 4, "PENSION AND OTHER POSTRETIREMENT BENEFITS" for additional information regarding our pension plans.
We expect our effective tax rate for the full year of 2014 to approximate 28 percent, excluding any one-time tax items that may arise, compared to 25.1 percent for 2013.

OUTLOOK

Near-Term
In the second quarter of 2014, demand remained strong in several end markets in North America compared to the same period in the prior year, led by strong North American on-highway demand. Demand remained weak in most international markets due to lower on-highway demand.
We currently expect the following positive trends for the remainder of 2014:

•	Market share gains in the North American medium-duty truck and bus markets are expected to continue in 2014 and should positively impact sales in both the Engine and Components segments.

•	Demand in the North American heavy-duty truck market is expected to continue to improve.

•
We plan to continue acquiring our partially-owned North American distributors, which will increase our Distribution segment revenues and EBIT dollars , however, will be dilutive to Distribution EBIT as a percentage of sales.

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
Long-Term
We believe that, over the longer term, there will be economic improvements in most of our current markets and that our opportunities for long-term profitable growth will continue as the result of the following four macroeconomic trends that should benefit our businesses:

•	tightening emissions controls across the world;

•	infrastructure needs in emerging markets;

•	energy availability and cost issues and

•	globalization of industries like ours.

RESULTS OF OPERATIONS

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29, 2014	June 30, 2013	(Unfavorable)		June 29, 2014	June 30, 2013	(Unfavorable)
In millions (except per share amounts)			Amount	Percent			Amount	Percent
NET SALES	$4,835	$4,525	$310	7%	$9,241	$8,447	$794	9%
Cost of sales	3,608	3,372	(236)	(7)%	6,898	6,337	(561)	(9)%
GROSS MARGIN	1,227	1,153	74	6%	2,343	2,110	233	11%
OPERATING EXPENSES AND INCOME
Selling, general and administrative expenses	535	484	(51)	(11)%	1,037	928	(109)	(12)%
Research, development and engineering expenses	179	177	(2)	(1)%	369	359	(10)	(3)%
Equity, royalty and interest income from investees	105	108	(3)	(3)%	195	190	5	3%
Other operating income (expense), net	(6)	10	(16)	NM	(7)	11	(18)	NM
OPERATING INCOME	612	610	2	—%	1,125	1,024	101	10%
Interest income	6	10	(4)	(40)%	11	15	(4)	(27)%
Interest expense	15	8	(7)	(88)%	32	14	(18)	NM
Other income (expense), net	39	1	38	NM	49	19	30	NM
INCOME BEFORE INCOME TAXES	642	613	29	5%	1,153	1,044	109	10%
Income tax expense	170	172	2	1%	323	291	(32)	(11)%
CONSOLIDATED NET INCOME	472	441	31	7%	830	753	77	10%
Less: Net income attributable to noncontrolling interests	26	27	1	4%	46	57	11	19%
NET INCOME ATTRIBUTABLE TO CUMMINS INC.	$446	$414	$32	8%	$784	$696	$88	13%
Diluted earnings per common share attributable to Cummins Inc.	$2.43	$2.20	$0.23	10%	$4.26	$3.69	$0.57	15%

"NM" - not meaningful information

	Three months ended		Favorable/ (Unfavorable)	Six months ended		Favorable/ (Unfavorable)
	June 29, 2014	June 30, 2013		June 29, 2014	June 30, 2013
Percent of sales			Percentage Points			Percentage Points
Gross margin	25.4%	25.5%	(0.1)	25.4%	25.0%	0.4
Selling, general and administrative expenses	11.1%	10.7%	(0.4)	11.2%	11.0%	(0.2)
Research, development and engineering expenses	3.7%	3.9%	0.2	4.0%	4.3%	0.3

Net Sales
Net sales for the three months ended June 29, 2014, increased versus the comparable period in 2013, primarily due to higher demand and the impact from the acquisitions of the partially-owned North American distributors since March 31, 2013. The primary drivers by segment were as follows:

•	Distribution segment sales increased by 30 percent primarily due to the acquisitions of North American distributors.

•
Components segment sales increased by 15 percent and increased in all businesses and in most markets primarily due to higher demand in the North American on-highway markets and increased demand in Europe and China.

•	Engine segment sales increased by 3 percent due to higher demand in the North American on-highway markets.
These increases were partially offset by the following:

•	Power Generation segment sales decreased by 9 percent mainly due to lower volumes within the power systems and the power products businesses.

•	Foreign currency fluctuations unfavorably impacted sales.
Net sales for the six months ended June 29, 2014, increased versus the comparable period in 2013, primarily due to higher demand and the impact from the acquisitions of the partially-owned North American distributors since December 31, 2012. The primary drivers by segment were as follows:

•	Distribution segment sales increased by 26 percent primarily due to the acquisitions of North American distributors.

•	Components segment sales increased by 18 percent and increased in all businesses and in most markets primarily due to higher demand in on-highway markets in North America, Europe and China.

•	Engine segment sales increased by 7 percent due to higher demand in the North American on-highway markets, partially offset by lower demand in industrial markets.
These increases were partially offset by the following:

•	Power Generation segment sales decreased by 11 percent and decreased in all businesses, mainly due to lower volumes within the power systems and the power products businesses.

•	Foreign currency fluctuations unfavorably impacted sales.
A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.
Sales to international markets, based on location of customers, for the three and six months ended June 29, 2014, were 44 percent of total net sales for both periods compared with 48 percent of total net sales for both of the comparable periods in 2013. A more detailed discussion of sales by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Gross Margin
Gross margin increased for the three months ended June 29, 2014, versus the comparable period in 2013, and decreased as a percentage of sales by 0.1 percentage points as higher volumes, lower material and commodity costs and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since March 30, 2013, were partially offset by higher warranty costs and unfavorable foreign currency fluctuations.  Gross margin increased for the six months ended June 29, 2014, versus the comparable period in 2013, and increased as a percentage of sales by 0.4 percentage points as higher volumes, lower material and commodity costs and improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, were partially offset by higher warranty costs and unfavorable foreign currency fluctuations.
The provision for base warranties issued as a percent of sales for the three and six months ended June 29, 2014, were 2.3 percent and 2.1 percent, respectively, compared to 2.2 percent and 2.3 percent for the comparable periods in 2013. A more detailed discussion of margin by segment is presented in the “OPERATING SEGMENT RESULTS” section.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the three months ended June 29, 2014, increased versus the comparable period in 2013, primarily due to higher compensation and related expenses of $14 million, higher consulting expenses and acquisition costs in our Distribution segment. Selling, general and administrative expenses for the six months ended June 29, 2014, increased versus the comparable period in 2013 due to higher compensation and related expenses of $32 million, higher consulting expenses and acquisition costs in our Distribution segment. Compensation and related expenses include salaries, fringe benefits and variable compensation.

Research, Development and Engineering Expenses

Research, development and engineering expenses for the three months ended June 29, 2014, increased versus the comparable period in 2013, primarily due to higher compensation and related expenses of $6 million, partially offset by increased expense recovery of $10 million and decreased consulting expenses of $3 million. Research, development and engineering expenses for the six months ended June 29, 2014, increased versus the comparable period in 2013 primarily due to higher compensation and related expenses of $14 million, partially offset by increased expense recovery of $9 million and decreased consulting expenses of $7 million. Compensation and related expenses include salaries, fringe benefits and variable compensation.  Research activities continue to focus on development of new products to meet future emission standards around the world and improvements in fuel economy performance.

Equity, Royalty and Interest Income From Investees
Equity, royalty and interest income from investees decreased for the three months ended June 29, 2014, versus the comparable period in 2013. Equity, royalty and interest income from investees for the six months ended June 29, 2014, increased versus the comparable period in 2013. The primarily drivers were as follows:

	Increase/(Decrease)
	June 29, 2014 vs. June 30, 2013
In millions	Three months ended	Six months ended
Cummins Westport, Inc.	$(3)	$(2)
Chongqing Cummins Engine Company, Ltd.	(2)	(3)
Beijing Foton Cummins Engine Co., Ltd. (Light-duty)	(1)	4
Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty)	—	(3)
North American distributors	1	(2)
Komatsu Cummins Chile, Ltda.	2	3
Dongfeng Cummins Engine Company, Ltd.	2	4
Other equity income	(1)	3
Cummins share of net income	(2)	4
Royalty and interest income	(1)	1
Equity, royalty and interest income from investees	$(3)	$5

The overall decrease for the three months ended June 29, 2014, was primarily due to higher warranty costs at Cummins Westport, Inc. and decreased earnings at Chongqing Cummins Engine Company, Ltd., which was partially offset by Komatsu Cummins Chile, Ltda. and Dongfeng Cummins Engine Company, Ltd.

The overall increase for the six months ended June 29, 2014, was primarily due to higher earnings at Beijing Foton Cummins Engine Co., Ltd. (Light-duty) and Dongfeng Cummins Engine Company, Ltd., partially offset by the decrease at Beijing Foton Cummins Engine Co., Ltd. (Heavy-duty) and the consolidation of the partially-owned North American distributors since December 31, 2012.

As we execute our plan to acquire partially-owned distributors, we expect equity earnings for our North American distributors to decrease as the earnings will be included in our consolidated results. See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.
Other Operating Income (Expense), net
Other operating income (expense) was as follows:

	Three months ended		Six months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Loss on write off of assets	$(7)	$(2)	$(7)	$(2)
Amortization of intangible assets	(4)	(3)	(7)	(5)
Royalty expense	(1)	(1)	(5)	(1)
Royalty income	7	6	13	10
Other, net	(1)	10	(1)	9
Total other operating income (expense), net	$(6)	$10	$(7)	$11
Interest Income
Interest income for the three and six months ended June 29, 2014, decreased versus the comparable periods in 2013, primarily due to an interest income recovery of a loan previously deemed unrecoverable in the second quarter of 2013.
Interest Expense
Interest expense for the three and six months ended June 29, 2014, increased versus the comparable periods in 2013 and will continue to increase through the third quarter as a result of the $1 billion debt issuance in September 2013.

Other Income (Expense), net
Other income (expense) was as follows:

	Three months ended		Six months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Gain on fair value adjustment for consolidated investees(1)	$14	$5	$20	$12
Gain (loss) on marketable securities, net	12	1	13	11
Change in cash surrender value of corporate owned life insurance	11	(7)	18	(2)
Foreign currency gains (losses), net	2	(6)	(3)	(15)
Dividend income	—	1	1	3
Bank charges	(3)	(3)	(5)	(5)
Other, net	3	10	5	15
Total other income (expense), net	$39	$1	$49	$19
_______________________________________________________________________
(1) See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.
Income Tax Expense

Our effective tax rate for the year is expected to approximate 28 percent, excluding any one-time items that may arise. The expected tax rate does not include the benefits of the research tax credit which expired December 31, 2013 and has not yet been renewed by Congress. Our tax rate is generally less than 35 percent U.S. statutory income tax rate primarily due to lower tax rates on foreign income. The effective tax rates for the three and six month periods ended June 29, 2014, were 26.5 percent and 28 percent, respectively. The tax rate for the three months ended June 29, 2014, included a $2 million discrete tax benefit for the release of reserves for uncertain tax positions related to multiple state audit settlements. Additionally, the tax rate for the six month period included a $12 million discrete tax expense attributable primarily to state deferred tax adjustments, as well as a $6 million discrete net tax benefit resulting from a $70 million dividend paid from China earnings generated prior to 2012.

Our effective tax rates for the three and six month periods ended June 30, 2013, were 28.1 percent and 27.9 percent, respectively. These tax rates included a discrete tax benefit of $28 million attributable to the 2012 research credit reinstated in January 2013, as well as a discrete tax expense of $17 million, which primarily related to the write-off of a deferred tax asset deemed unrecoverable. The decrease in the three month effective tax rate from 2013 to 2014 is primarily due to favorable changes in the jurisdictional mix of pre-tax income and the 2014 favorable discrete tax item related to state audit settlements.

We anticipate that we may resolve tax matters related primarily to certain tax credits presently under examination in U.S. federal and state tax jurisdictions. As of June 29, 2014, we estimate that it is reasonably possible that unrecognized tax benefits may decrease in an amount ranging from $0 to $75 million in the next 12 months due to the resolution of these issues. We do not expect this resolution to have a material impact on our results of operations.

Net Income Attributable to Cummins Inc. and Diluted Earnings Per Share Attributable to Cummins Inc.
Net income and diluted earnings per share attributable to Cummins for the three months ended June 29, 2014, increased versus the comparable period in 2013, primarily due to higher gross margin, mainly driven by improved volumes, lower material and commodity costs, particularly in the Engine and Components segments, improved Distribution segment sales related to the consolidation of partially-owned North American distributors since March 30, 2013 and higher other income. These increases were partially offset by higher selling, general and administrative expenses and unfavorable foreign currency fluctuations.

Net income and diluted earnings per share attributable to Cummins for the six months ended June 29, 2014, increased versus the comparable period in 2013, primarily due to higher gross margin, mainly driven by improved volumes and lower material and commodity costs, particularly in the Engine and Components segments, improved Distribution segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012 and higher other income. These increases were partially offset by higher selling, general and administrative expenses and unfavorable foreign currency fluctuations. Diluted earnings per share for the six months ended June 29, 2014, benefited $0.05 from lower shares outstanding, primarily due to purchases under the stock repurchase program.

OPERATING SEGMENT RESULTS

Our reportable operating segments consist of the following:  Engine, Components, Power Generation and Distribution.  This reporting structure is organized according to the products and markets each segment serves.  We use segment EBIT as the primary basis for the chief operating decision-maker to evaluate the performance of each operating segment.

Following is a discussion of results for each of our operating segments.

Engine Segment Results

Financial data for the Engine segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29,	June 30,	(Unfavorable)		June 29,	June 30,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
External sales	$2,178	$2,209	$(31)	(1)%	$4,268	$4,094	$174	4%
Intersegment sales	566	447	119	27%	1,039	865	174	20%
Total sales	2,744	2,656	88	3%	5,307	4,959	348	7%
Depreciation and amortization	52	51	(1)	(2)%	103	103	—	—%
Research, development and engineering expenses	105	102	(3)	(3)%	221	207	(14)	(7)%
Equity, royalty and interest income from investees	45	52	(7)	(13)%	77	75	2	3%
Interest income	4	7	(3)	(43)%	6	9	(3)	(33)%
Segment EBIT	311	339	(28)	(8)%	580	534	46	9%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	11.3%	12.8%		(1.5)	10.9%	10.8%		0.1

Engine segment net sales by market were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29,	June 30,	(Unfavorable)		June 29,	June 30,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Heavy-duty truck	$796	$723	$73	10%	$1,518	$1,377	$141	10%
Medium-duty truck and bus	646	595	51	9%	1,247	1,043	204	20%
Light-duty automotive and RV	336	345	(9)	(3)%	697	605	92	15%
Total on-highway	1,778	1,663	115	7%	3,462	3,025	437	14%
Industrial	757	762	(5)	(1)%	1,457	1,476	(19)	(1)%
Stationary power	209	231	(22)	(10)%	388	458	(70)	(15)%
Total sales	$2,744	$2,656	$88	3%	$5,307	$4,959	$348	7%
 Unit shipments by engine classification (including unit shipments to Power Generation) were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29,	June 30,	(Unfavorable)		June 29,	June 30,	(Unfavorable)
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Midrange	118,700	121,900	(3,200)	(3)%	237,600	216,500	21,100	10%
Heavy-duty	30,300	28,300	2,000	7%	59,100	53,200	5,900	11%
High-horsepower	3,900	3,600	300	8%	7,300	7,800	(500)	(6)%
Total unit shipments	152,900	153,800	(900)	(1)%	304,000	277,500	26,500	10%

Sales

Engine segment sales for the three months ended June 29, 2014, increased versus the comparable period in 2013.  The following were the primary drivers by market:

•	Heavy-duty truck engine sales increased due to improved demand in the North American heavy-duty truck market with increased engine shipments of 20 percent.

•	Medium-duty truck and bus sales increased primarily due to higher demand in the North American medium-duty truck and bus markets primarily due to market share gains.
The increases above were partially offset by the following:

•	Stationary power engine sales decreased due to lower demand in power generation markets.

•	Foreign currency fluctuations unfavorably impacted sales.
Total on-highway-related sales for the three months ended June 29, 2014, were 65 percent of total engine segment sales, compared to 63 percent for the comparable period in 2013. Engine segment sales for the six months ended June 29, 2014, increased versus the comparable period in 2013. The following were the primary drivers by market:

•	Medium-duty truck and bus sales increased primarily due to market share gains in the North American medium-duty truck and bus markets, partially offset by weaker international demand.

•	Heavy-duty truck sales increased primarily due to higher demand in the North American heavy-duty truck market with increased engine shipments of 23 percent.

•	Light-duty automotive and RV sales increased primarily due to the 9 percent improvement in units shipped to Chrysler.

The increases above were partially offset by the following:

•	Stationary power engine sales decreased due to lower demand in power generation markets.

•	Foreign currency fluctuations unfavorably impacted sales.

Total on-highway-related sales for the six months ended June 29, 2014, were 65 percent of total engine segment sales, compared to 61 percent for the comparable period in 2013.

Segment EBIT

Engine segment EBIT for the three months ended June 29, 2014, decreased versus the comparable period in 2013 primarily due to higher selling, general and administrative expenses and lower equity, royalty and interest income from investees. Engine segment EBIT for the six months ended June 29, 2014, increased versus the comparable period in 2013 primarily due to higher gross margin and higher equity, royalty and interest income from investees, partially offset by higher selling, general and administrative expenses and higher research, development and engineering expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 29, 2014 vs. June 30, 2013			June 29, 2014 vs. June 30, 2013
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(4)	(1)%	(0.9)	$101	10%	0.5
Selling, general and administrative expenses	(13)	(7)%	(0.3)	(33)	(9)%	(0.1)
Research, development and engineering expenses	(3)	(3)%	—	(14)	(7)%	—
Equity, royalty and interest income from investees	(7)	(13)%	(0.4)	2	3%	—

The decrease in gross margin for the three months ended June 29, 2014, versus the comparable period in 2013, was primarily due to higher warranty costs and higher managed expenses, partially offset by improved volumes and favorable mix.  The increase in selling, general and administrative expenses was primarily due to increased headcount and higher discretionary spending. The decrease in equity, royalty and interest income from investees was primarily due to decreased earnings at Cummins Westport Inc. The increase in gross margin for the six months ended June 29, 2014, versus the comparable period in 2013, was primarily due to higher volumes, favorable mix and lower material and commodity costs, partially offset by increased warranty costs. The increase in selling, general and administrative expenses was primarily due to increased headcount, higher discretionary spending and higher variable compensation. The increase in research, development and engineering expenses was primarily due to increased investment to support new product initiatives.

Components Segment Results
Financial data for the Components segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29,	June 30,	(Unfavorable)		June 29,	June 30,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
External sales	$953	$786	$167	21%	$1,875	$1,508	$367	24%
Intersegment sales	327	331	(4)	(1)%	635	627	8	1%
Total sales	1,280	1,117	163	15%	2,510	2,135	375	18%
Depreciation and amortization	26	23	(3)	(13)%	52	47	(5)	(11)%
Research, development and engineering expenses	53	57	4	7%	106	114	8	7%
Equity, royalty and interest income from investees	9	9	—	—%	18	16	2	13%
Interest income	1	—	1	100%	2	1	1	100%
Segment EBIT	185	136	49	36%	352	255	97	38%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	14.5%	12.2%		2.3	14.0%	11.9%		2.1

Sales for our Components segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29,	June 30,	(Unfavorable)		June 29,	June 30,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Emission solutions	$582	$444	$138	31%	$1,125	$844	$281	33%
Turbo technologies	307	294	13	4%	620	560	60	11%
Filtration	275	271	4	1%	540	526	14	3%
Fuel systems	116	108	8	7%	225	205	20	10%
Total sales	$1,280	$1,117	$163	15%	$2,510	$2,135	$375	18%
 Sales

Components segment sales for the three months ended June 29, 2014, increased versus the comparable period in 2013 in all lines of businesses and across most markets. The following were the primary drivers by business:

•
Emission solutions business sales increased primarily due to improved demand in the North American on-highway markets and increased demand for our products in Europe and China to meet new emission requirements. The increases were partially offset by lower demand in Brazil.

•	Turbo technologies business sales increased as a result of improved on-highway demand in Europe.

Components segment sales for the six months ended June 29, 2014, increased versus the comparable period in 2013 in all lines of business and across most markets. The following were the primary drivers by business:

•
Emission solutions business sales increased primarily due to improved demand in North America and increased demand for our products in Europe and China to meet new emission requirements. The increases were partially offset by lower demand in Brazil.

•	Turbo technologies business sales increased as a result of improved on-highway demand in Europe and North America.

Segment EBIT
Components segment EBIT for the three and six months ended June 29, 2014, increased versus the comparable periods in 2013, primarily due to higher gross margin and lower research, development and engineering expenses, partially offset by higher selling, general and administrative expenses. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 29, 2014 vs. June 30, 2013			June 29, 2014 vs. June 30, 2013
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$53	21%	1.3	$101	21%	0.7
Selling, general and administrative expenses	(11)	(16)%	(0.1)	(22)	(17)%	—
Research, development and engineering expenses	4	7%	1.0	8	7%	1.1
Equity, royalty and interest income from investees	—	—%	(0.1)	2	13%	—

The increase in gross margin for the three and six months ended June 29, 2014, versus the comparable periods in 2013, was primarily due to higher volumes, mainly in the emission solutions and turbo technologies businesses and lower material and commodity costs, partially offset by unfavorable foreign currency fluctuations.  The increase in selling, general and administrative expenses was primarily due to increased headcount and higher discretionary spending. The decrease in research, development and engineering expenses was primarily due to increased expense recovery and improved efficiency, partially offset by increased headcount.

Power Generation Segment Results
Financial data for the Power Generation segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29,	June 30,	(Unfavorable)		June 29,	June 30,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
External sales	$475	$583	$(108)	(19)%	$927	$1,122	$(195)	(17)%
Intersegment sales	268	231	37	16%	455	438	17	4%
Total sales	743	814	(71)	(9)%	1,382	1,560	(178)	(11)%
Depreciation and amortization	13	12	(1)	(8)%	25	24	(1)	(4)%
Research, development and engineering expenses	18	17	(1)	(6)%	37	35	(2)	(6)%
Equity, royalty and interest income from investees	9	10	(1)	(10)%	17	17	—	—%
Interest income	1	2	(1)	(50)%	2	4	(2)	(50)%
Segment EBIT	61	76	(15)	(20)%	86	127	(41)	(32)%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales	8.2%	9.3%		(1.1)	6.2%	8.1%		(1.9)

Sales for our Power Generation segment by business were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29,	June 30,	(Unfavorable)		June 29,	June 30,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Power products	$445	$474	$(29)	(6)%	$818	$883	$(65)	(7)%
Power systems	141	187	(46)	(25)%	278	366	(88)	(24)%
Alternators	126	125	1	1%	231	251	(20)	(8)%
Power solutions	31	28	3	11%	55	60	(5)	(8)%
Total sales	$743	$814	$(71)	(9)%	$1,382	$1,560	$(178)	(11)%

Sales
Power Generation segment sales for the three months ended June 29, 2014, decreased versus the comparable period in 2013 across most markets primarily due to lower industrial activity. The following were the primary drivers by business:

•	Power systems sales decreased primarily due to reduced demand in North America, China, Europe and Brazil, partially offset by higher demand in Latin America and Africa.

•
Power products sales decreased primarily due to lower demand in North America driven by declining military sales and lower demand in the Middle East and India, partially offset by higher demand in China, Africa and Europe.

Power Generation segment sales for the six months ended June 29, 2014, decreased versus the comparable period in 2013 in all lines of businesses and across most markets primarily due to lower industrial activity. The following were the primary drivers by business:

•	Power systems sales decreased primarily due to reduced demand in North America, Asia, Europe and India.

•
Power products sales decreased primarily due to lower demand in North America driven by declining military sales and lower demand in India and Mexico, partially offset by increases in China and Europe.

Segment EBIT
Power Generation segment EBIT for the three and six months ended June 29, 2014, decreased versus the comparable period in 2013 primarily due to lower gross margin and higher selling, general and administrative expenses.

	Three months ended			Six months ended
	June 29, 2014 vs. June 30, 2013			June 29, 2014 vs. June 30, 2013
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$(7)	(5)%	0.8	$(25)	(9)%	0.5
Selling, general and administrative expenses	(3)	(4)%	(1.3)	(8)	(6)%	(1.7)
Research, development and engineering expenses	(1)	(6)%	(0.3)	(2)	(6)%	(0.5)
Equity, royalty and interest income from investees	(1)	(10)%	—	—	—%	0.1

The decrease in gross margin for the three and six months ended June 29, 2014, versus the comparable periods in 2013, was primarily due to lower volumes and unfavorable foreign currency fluctuations, partially offset by favorable product mix. The increase in selling, general and administrative expenses was primarily due to higher facilities spending, strategic growth initiatives and legal costs.

Distribution Segment Results

Financial data for the Distribution segment was as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29,	June 30,	(Unfavorable)		June 29,	June 30,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
External sales	$1,229	$947	$282	30%	$2,171	$1,723	$448	26%
Intersegment sales	9	7	2	29%	17	9	8	89%
Total sales	1,238	954	284	30%	2,188	1,732	456	26%
Depreciation and amortization	20	15	(5)	(33)%	36	25	(11)	(44)%
Research, development and engineering expenses	3	1	(2)	NM	5	3	(2)	(67)%
Equity, royalty and interest income from investees	42	37	5	14%	83	82	1	1%
Interest income	—	1	(1)	(100)%	1	1	—	—%
Segment EBIT (1)	126	100	26	26%	202	195	7	4%

			Percentage Points				Percentage Points
Segment EBIT as a percentage of total sales(2)	10.2%	10.5%		(0.3)	9.2%	11.3%		(2.1)

_______________________________________________________________________
(1) Segment EBIT for the three and six months ended June 29, 2014 and June 30, 2013, included a $14 million and $5 million gain and a $20 million and $12 million gain on the fair value adjustments resulting from the acquisitions of controlling interests in North American distributors.  See Note 3, “ACQUISITIONS,” to the Condensed Consolidated Financial Statements for further information.
(2) North American distributor acquisitions will increase distribution segment EBIT, however it will be dilutive to EBIT as a percentage of sales.

Sales for our Distribution segment by region were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29,	June 30,	(Unfavorable)		June 29,	June 30,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
North & Central America	$641	$360	$281	78%	$1,085	$633	$452	71%
NE/SE Asia / South Pacific	201	199	2	1%	363	374	(11)	(3)%
Europe and Middle East	194	195	(1)	(1)%	370	357	13	4%
China	76	82	(6)	(7)%	135	143	(8)	(6)%
Africa	46	32	14	44%	87	66	21	32%
India	40	47	(7)	(15)%	74	87	(13)	(15)%
South America	40	39	1	3%	74	72	2	3%
Total sales	$1,238	$954	$284	30%	$2,188	$1,732	$456	26%
Sales for our Distribution segment by product were as follows:

	Three months ended		Favorable/		Six months ended		Favorable/
	June 29,	June 30,	(Unfavorable)		June 29,	June 30,	(Unfavorable)
In millions	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Parts and filtration	$461	$369	$92	25%	$843	$691	$152	22%
Power generation	278	241	37	15%	471	404	67	17%
Service	250	161	89	55%	451	302	149	49%
Engines	249	183	66	36%	423	335	88	26%
Total sales	$1,238	$954	$284	30%	$2,188	$1,732	$456	26%

Sales
Distribution segment sales for the three months ended June 29, 2014, increased versus the comparable period in 2013 primarily due to $253 million of segment sales related to the consolidation of partially-owned North American distributors since March 30, 2013, $10 million of segment sales related to the 2013 acquisition of a partially-owned international distributor and $45 million of organic sales growth primarily in North America, Asia Pacific, and Africa. These increases were partially offset by decreased demand in India and China and unfavorable foreign currency fluctuations.

Distribution segment sales for the six months ended June 29, 2014, increased versus the comparable period in 2013, primarily due to $403 million of segment sales related to the consolidation of partially-owned North American distributors since December 31, 2012, $20 million of segment sales related to the 2013 acquisition of a partially-owned international distributor and $66 million of organic sales growth primarily in North America, Africa and Europe. These increases were partially offset by decreased demand in India and Asia Pacific and unfavorable foreign currency fluctuations.

Segment EBIT
Distribution segment EBIT for the three months ended June 29, 2014, increased versus the comparable period in 2013 primarily due to acquisitions of North American distributors, partially offset by unfavorable foreign currency fluctuations. The consolidation of North American distributors increased gross margin and selling, general and administrative expenses. We expected a reduction in equity, royalty and interest income from investees as a result of these acquisitions, however, strong performance from the remaining unconsolidated equity investees increased overall equity income for the quarter. The acquisitions resulted in a $14 million and $5 million gain for the three months ended June 29, 2014 and June 30, 2013, respectively, related to the remeasurement of our pre-existing ownership interests in accordance with GAAP. EBIT as a percentage of sales for the three months ended June 29, 2014, was 10.2 percent compared to 10.5 percent for the comparable period in 2013.

Distribution segment EBIT for the six months ended June 29, 2014, increased versus the comparable period in 2013 primarily due to acquisitions of North American distributors, partially offset by unfavorable foreign currency fluctuations. The acquisitions resulted in a $20 million and $12 million gain for the six months ended June 29, 2014 and June 30, 2013, respectively, related to the remeasurement of our pre-existing ownership interests in accordance with GAAP. EBIT as a percentage of sales for the six months ended June 29, 2014, was 9.2 percent compared to 11.3 percent for the comparable period in 2013. The gains are included in Other income (expense), net in the Condensed Consolidated Statements of Income. Major components of EBIT and related changes to segment EBIT and EBIT as a percentage of sales were as follows:

	Three months ended			Six months ended
	June 29, 2014 vs. June 30, 2013			June 29, 2014 vs. June 30, 2013
	Favorable/(Unfavorable) Change			Favorable/(Unfavorable) Change
In millions	Amount	Percent	Percentage point change as a percent of total sales	Amount	Percent	Percentage point change as a percent of total sales
Gross margin	$39	20%	(1.5)	$52	14%	(2.0)
Selling, general and administrative expenses	(24)	(17)%	1.5	(46)	(17)%	1.1
Equity, royalty and interest income from investees	5	14%	(0.5)	1	1%	(0.9)

Reconciliation of Segment EBIT to Income Before Income Taxes

The table below reconciles the segment information to the corresponding amounts in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
In millions	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Total segment EBIT	$683	$651	$1,220	$1,111
Non-segment EBIT (1)	(26)	(30)	(35)	(53)
Total EBIT	657	621	1,185	1,058
Less: Interest expense	15	8	32	14
Income before income taxes	$642	$613	$1,153	$1,044
_______________________________________________________________________
(1) Includes intersegment sales and profit in inventory eliminations and unallocated corporate expenses. There were no significant unallocated corporate expenses for the three and six months ended June 29, 2014 and June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Assessment of Liquidity

Our financial condition and liquidity remain strong.  Our solid balance sheet and credit ratings enable ready access to credit and the capital markets.

We assess our liquidity in terms of our ability to generate adequate cash to fund our operating, investing and financing activities.  We generate significant ongoing cash flow, which has been used, in part, to fund capital expenditures, pay dividends on our common stock, fund repurchases of common stock and make acquisitions.  Cash provided by operations is our principal source of liquidity.  As of June 29, 2014, other sources of liquidity include:

•	cash and cash equivalents of $2.2 billion, of which approximately 46 percent is located in the U.S. and 54 percent is located primarily in the U.K., China, Singapore, Belgium and India,

•
marketable securities of $158 million, of which 65 percent is located in India, 21 percent is located in Brazil and 14 percent is located in the U.S. and the majority of which could be liquidated into cash within a few days,

•	revolving credit facility with $1.7 billion available, net of letters of credit, and

•	international and other domestic credit facilities with $254 million available.
We have a current shelf registration with the Securities and Exchange Commission under which we may offer, from time to time, debt securities, common stock, preferred and preference stock, depositary shares, warrants, stock purchase contracts and stock purchase units.

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

A significant portion of our cash flows is generated outside the U.S.  As of June 29, 2014, the total of cash, cash equivalents and marketable securities held by foreign subsidiaries was $1.3 billion, the majority of which was located in the U.K., China, India, Singapore and Belgium.  The geographic location of our cash and marketable securities aligns well with our business growth strategy.  We manage our worldwide cash requirements considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed.   As a result, we do not anticipate any local liquidity restrictions to preclude us from funding our targeted expansion or operating needs with local resources.

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
The maturity schedule of our existing long-term debt does not require significant cash outflows in the intermediate term. Required annual principal payments range from $10 million to $60 million over each of the next five years.
Working Capital Summary

We fund our working capital with cash from operations and short-term borrowings when necessary.  Various assets and liabilities, including short-term debt, can fluctuate significantly from month to month depending on short-term liquidity needs.  As a result, working capital is a prime focus of management attention.

			Change since December 31, 2013
In millions	June 29, 2014	December 31, 2013	Amount	Percent
Cash and cash equivalents	$2,219	$2,699	$(480)	(18)%
Marketable securities	158	150	8	5%
Accounts and notes receivable, net	3,188	2,649	539	20%
Inventories	2,745	2,381	364	15%
Prepaid expenses and other current assets	770	760	10	1%
Current assets	9,080	8,639	441	5%

Current maturity of long-term debt, accounts and loans payable	1,968	1,625	343	21%
Current portion of accrued product warranty	353	360	(7)	(2)%
Accrued compensation, benefits and retirement costs	401	433	(32)	(7)%
Taxes payable (including taxes on income)	125	99	26	26%
Other accrued expenses	962	851	111	13%
Current liabilities	3,809	3,368	441	13%

Working capital	$5,271	$5,271
Current ratio	2.38	2.57
Days’ sales in receivables	58	54
Inventory turnover	5.2	5.4

Current assets increased 5 percent compared to December 31, 2013, primarily due to increases in accounts and notes receivable and inventories, partially offset by a decrease in cash and cash equivalents, in large part due to $430 million of share repurchases in the first half of 2014.
Current liabilities increased 13 percent compared to December 31, 2013, primarily due to increases in accounts payable trade and other accrued expenses.
Days’ sales in receivables increased 4 days versus December 31, 2013.  The increase was primarily due to the increased accounts receivable balance as the result of acquisition of North America distributors.
Inventory turnover decreased 0.2 turns versus December 31, 2013.  The decrease was due to inventory acquired ($150 million) as part of the acquisitions of Mid South and Southern Plains in the first half of 2014, certain businesses restocking from lower inventory levels in December and some businesses increasing inventory for anticipated demand improvements in the second half of 2014.

Cash Flows

Cash and cash equivalents decreased $480 million during the six months ended June 29, 2014, compared to a $13 million increase in cash and cash equivalents during the comparable period in 2013.  Cash and cash equivalents were impacted as follows:

Operating Activities

	Six months ended
In millions	June 29, 2014	June 30, 2013	Change
Consolidated net income	$830	$753	$77
Depreciation and amortization	217	200	17
Gain on fair value adjustment for consolidated investees	(20)	(12)	(8)
Deferred income taxes	(88)	20	(108)
Equity in income of investees, net of dividends	(108)	(57)	(51)
Pension contributions in excess of expense	(127)	(78)	(49)
Other post-retirement benefits payments in excess of expense	(14)	(15)	1
Stock-based compensation expense	21	19	2
Excess tax benefits on stock-based awards	(5)	(8)	3
Translation and hedging activities	(9)	3	(12)
Changes in current assets and liabilities, net of acquisitions
Accounts and notes receivable	(321)	(265)	(56)
Inventories	(223)	(184)	(39)
Other current assets	4	214	(210)
Accounts payable	289	310	(21)
Accrued expenses	120	(87)	207
Changes in other liabilities and deferred revenue	116	100	16
Other, net	19	47	(28)
Net cash provided by operating activities	$701	$960	$(259)

Net cash provided by operating activities decreased for the six months ended June 29, 2014, versus the comparable period in 2013, primarily due to unfavorable working capital fluctuations, unfavorable deferred income taxes and higher pension contributions in excess of expense, partially offset by higher consolidated net income.  During the first six months of 2014, the higher working capital requirements resulted in a cash outflow of $131 million compared to a cash outflow of $12 million in the comparable period in 2013.  This change of $119 million was primarily driven by a smaller decrease in other current assets and a larger increase in accounts and notes receivable, partially offset by an increase in accrued expenses in the six months ended June 29, 2014, versus the comparable period in 2013. The change in other current assets was largely due to higher net tax payments of $246 million in 2014 as the result of the receipt of an income tax refund in 2013, while the increase in accrued expenses was primarily due to higher income taxes payable.

Pensions
The funded status of our pension plans is dependent upon a variety of variables and assumptions including return on invested assets, market interest rates and levels of voluntary contributions to the plans.  In the first six months of 2014, the investment return on our U.S. pension trust was 9.0 percent while our U.K. pension trust return was 4.2 percent.  Approximately 77 percent of our pension plan assets are invested in highly liquid investments such as fixed income and equity securities.  The remaining 23 percent of our plan assets are invested in less liquid, but market valued investments, including real estate, private equity and insurance contracts. We made $156 million of pension contributions in the six months ended June 29, 2014, and we anticipate making total contributions of approximately $205 million to our pension plans in 2014, which include voluntary contributions of approximately $111 million.  Expected contributions to our defined benefit pension plans in 2014 will meet or exceed the current funding requirements.  Claims and premiums for other postretirement benefits are expected to approximate $43 million in 2014.  The $156 million of pension contributions in the six months ended June 29, 2014, included voluntary contributions of $75 million.  These contributions and payments include payments from our funds either to increase pension plan assets or to make direct payments to plan participants.

Investing Activities

	Six months ended
In millions	June 29, 2014	June 30, 2013	Change
Capital expenditures	$(245)	$(275)	$30
Investments in internal use software	(26)	(24)	(2)
Investments in and advances to equity investees	(11)	(4)	(7)
Acquisitions of businesses, net of cash acquired	(193)	(134)	(59)
Investments in marketable securities—acquisitions	(179)	(243)	64
Investments in marketable securities—liquidations	179	280	(101)
Cash flows from derivatives not designated as hedges	4	(23)	27
Other, net	8	12	(4)
Net cash used in investing activities	$(463)	$(411)	$(52)
Net cash used in investing activities increased for the six months ended June 29, 2014, versus the comparable period in 2013, primarily due to higher cash investment for the acquisition of businesses in 2014 and lower net investments in marketable securities, partially offset by lower capital expenditures and favorable settlement of derivatives not designated as hedges.
In September 2013, we announced our intention to acquire the equity that we do not already own in most of our partially-owned United States and Canadian distributors over the next three to five years. We plan to spend approximately $450 million to $550 million on distributor acquisitions and debt retirements in 2014.
Capital expenditures for the six months ended June 29, 2014, were $245 million compared to $275 million in the comparable period in 2013.  Despite the challenging economies around the world, we continue to invest in new product lines and targeted capacity expansions.  We plan to spend between $700 million and $800 million in 2014 as we continue with product launches and facility improvements and prepare for future emission standards.  Over 50 percent of our capital expenditures are expected to be invested outside of the U.S. in 2014. As of June 29, 2014, we have committed to invest an additional $55 million in existing joint ventures, of which $54 million is expected to be funded in 2014.

Financing Activities

	Six months ended
In millions	June 29, 2014	June 30, 2013	Change
Proceeds from borrowings	$17	$2	$15
Payments on borrowings and capital lease obligations	(39)	(51)	12
Net borrowings (payments) under short-term credit agreements	(48)	56	(104)
Distributions to noncontrolling interests	(32)	(28)	(4)
Dividend payments on common stock	(229)	(189)	(40)
Repurchases of common stock	(430)	(289)	(141)
Excess tax benefits on stock-based awards	5	8	(3)
Other, net	—	18	(18)
Net cash used in financing activities	$(756)	$(473)	$(283)
Net cash used in financing activities increased for the six months ended June 29, 2014, versus the comparable period in 2013, primarily due to the higher repurchases of common stock, higher net payments on short-term borrowings and higher dividend payments.
Our total debt was $1.7 billion as of June 29, 2014, compared with $1.7 billion as of December 31, 2013.  Total debt as a percent of our total capital (total capital defined as debt plus equity) was 17.2 percent at June 29, 2014, compared with 18.1 percent at December 31, 2013.
In July 2014, the Board of Directors authorized a dividend increase of approximately 25 percent from $0.625 per share to $0.78 per share on a quarterly basis.

We repurchased $430 million of stock under the 2012 Board of Directors authorized plan during the first half of 2014. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 repurchase plan. In 2014, we made the following quarterly purchases under the 2012 repurchase program as indicated:

				Remaining
In millions (except per share amounts)	Shares	Average Cost	Total Cost of	Authorized
For each quarter ended	Purchased	Per Share	Repurchases	Capacity(1)
March 30	3.0	$139.70	$419	$425
June 29	0.1	148.11	11	415
Total	3.1	$139.90	$430	$415
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

Credit Ratings
A number of our contractual obligations and financing agreements, such as our revolving credit facility have restrictive covenants and/or pricing modifications that may be triggered in the event of downward revisions to our corporate credit rating.  There were no downgrades of our credit ratings in the second quarter of 2014 that have impacted these covenants or pricing modifications.  In April 2014, Fitch reaffirmed our rating.
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

A discussion of our critical accounting estimates may be found in the “Management’s Discussion and Analysis” section of our 2013 Form 10-K under the caption “APPLICATION OF CRITICAL ACCOUNTING ESTIMATES.”  Within the context of these critical accounting estimates, we are not currently aware of any reasonably likely events or circumstances that would result in different policies or estimates being reported in the first six months of 2014.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 15, "RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS," in the Notes to Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 29, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following information is provided pursuant to Item 703 of Regulation S-K:

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 31 - May 4, 2014	1,496	$149.72	—	56,309
May 5 - June 1, 2014	72,002	148.22	69,719	58,286
June 2 - June 29, 2014	2,071	156.82	—	59,570
Total	75,569	148.48	69,719
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

We repurchased $430 million of stock under the 2012 Board of Directors authorized plan during the first half of 2014. In July 2014, our Board of Directors authorized the acquisition of up to $1 billion of additional common stock upon the completion of the 2012 repurchase plan.

During the three months ended June 29, 2014, we repurchased 5,850 shares from employees in connection with the Key Employee Stock Investment Plan which allows certain employees, other than officers, to purchase shares of common stock on an installment basis up to an established credit limit.  Loans are issued for five-year terms at a fixed interest rate established at the date of purchase and may be refinanced after its initial five-year period for an additional five-year period.  Participants must hold shares for a minimum of six months from date of purchase and after shares are sold must wait six months before another share purchase may be made.  We hold participants’ shares as security for the loans and would, in effect repurchase shares if the participant defaulted in repayment of the loan.  There is no maximum amount of shares that we may purchase under this plan.

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

Cummins Inc.
Date:	July 29, 2014

	By:	/s/ PATRICK J. WARD	By:	/s/ MARSHA L. HUNT
		Patrick J. Ward		Marsha L. Hunt
		Vice President and Chief Financial Officer		Vice President-Corporate Controller
		(Principal Financial Officer)		(Principal Accounting Officer)

CUMMINS INC.
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
12	Calculation of Ratio of Earnings to Fixed Charges.
31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.